Form 10-K
period 1994-06-30
CACI INTERNATIONAL INC /DE/
filed 1994-09-26
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 1994

                         Commission File Number 0-8401

                            CACI International Inc
                         -----------------------------
              (Exact name of Registrant as specified in its charter)

                                   Delaware
           --------------------------------------------------------------
           (State or other jurisdiction of incorporation or organization)

                                  54-1345888
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                   1100 North Glebe Road, Arlington, VA 22201
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (703) 841-7800
               ---------------------------------------------------
               (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

   Title of  each class          Name of each exchange on which registered
   --------------------          -----------------------------------------
          None                                    None

Securities registered pursuant to Section 12(g) of the Act:

              CACI International Inc Common Stock, $0.10 par value
              ----------------------------------------------------
                             (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----    -----

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 1994, was approximately $64,993,000.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of August 31, 1994: CACI International Inc Common Stock, $.10 par value, 9,977,000 shares.


                     Documents Incorporated by Reference

(1) The information relating to directors and officers contained in the proxy statement of the Registrant to be filed in connection with its 1994 Annual Meeting of Shareholders is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K.

page 3
                    CACI INTERNATIONAL INC AND SUBSIDIARIES

                     Table of Contents to Annual Report on
              Form 10-K for the Fiscal Year Ended June 30, 1994

PART I

   Item 1.   Business

   Item 2.   Properties

   Item 3.   Legal Proceedings

   Item 4.   Submission of Matters to a Vote of Security Holders

PART II

   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

   Item 6.   Selected Financial Data

   Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations

   Item 8.   Financial Statements and Supplementary Data

   Item 9.   Disagreements on Accounting and Financial Disclosure

PART III

   Item 10.   Directors and Executive Officers of the Registrant

   Item 11.   Executive Compensation

   Item 12.   Security Ownership of Certain Beneficial Owners and
              Management

   Item 13.   Certain Relationships and Related Transactions

PART IV

   Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
page 4
                             BUSINESS INFORMATION

Unless the context indicates otherwise, the terms "the Company" and "CACI" as used in Section I, include both CACI International Inc and its wholly-owned subsidiaries. The term "the Registrant", as used in Section I, refers to CACI International Inc only.

                                    PART I

ITEM 1.  BUSINESS

BACKGROUND

CACI International Inc (the "Registrant") was organized as a Delaware corporation under the name of "CACI WORLDWIDE, INC." on October 8, 1985. By a merger effected on June 2, 1986, the Registrant became the parent of CACI, Inc., a Delaware corporation, and CACI N.V., a Netherlands corporation.

The Registrant is a holding company and its operations are conducted through wholly-owned subsidiaries which are located in the United States and Europe.


OVERVIEW

CACI is strategically positioned in the information technology ("IT") industry. With 1994 revenue of over $183 million, CACI serves clients in major segments of government and commercial markets throughout North America and Western Europe. Many of the Company's client relationships have existed for five years or more.

Founded in 1962, CACI provides computer-based information technology, systems, custom software, integration and operations, imaging and document management, simulation, and proprietary database and software products. The Company manufactures no equipment.

CACI's service and value has enabled the Company to sustain high rates of repeat business and continuing client support. The Company believes that its performance similarly enables it to compete effectively for new clients and new contracts. The Company is organized to seek competitive business opportunities and has designed its operations to support major programs.

CACI's primary markets - both domestic and international - are agencies of national governments, major corporations, state and local governments, and other business organizations. The client market for CACI's information systems and high technology services is created by the need for solutions to the complex systems and information environment in which the clients operate, be it governmentally mandated programs, or competitively driven needs in the commercial arena.

CACI has structured its new business development organization to respond to the globally competitive marketplace. The Company employs full-time marketing, sales, and proposal development specialists who support the Company's line operations' marketing and sales responsibilities.

The Company has continued to expand its portfolio of proprietary software and database products. The Company offers marketing systems software and database products, targeted to clients who need systems and analysis for retail sales of consumer products, direct mail campaigns, franchise or branch site location projects, and similar requirements. In CACI's simulation technology business the Company offers both computer-based simulation languages and simulation packages (products) that provide clients with analysis and solutions for the manufacturing industry; for wide area communications networks (e.g., WANs, satellites, land lines); for local area computer networks (i.e., LANs); for the study of business processes; and for design of distributed computer systems architectures. CACI also offers a product line targeted to the needs of government procurement organizations and purchasing agents supporting large volume acquisition programs or activities (see General Description, below).

The Company operates through wholly-owned subsidiaries established to serve specific market segments, or conduct business in specific geopolitical jurisdictions.

CACI's major operating subsidiary in Europe, CACI Limited, is headquartered in London, England, and operates primarily in support of CACI information systems, marketing systems, and simulation technology lines of business in the United Kingdom and Western Europe.

CACI's American Legal Systems Corp. ("ALS") subsidiary specializes in providing litigation support services to law firms and major corporations in the United States, and complements the Company's other litigation support business with government clients.

CACI currently employs approximately 3,069 people. The corporation currently operates from its headquarters at Three Ballston Plaza, 1100 N. Glebe Road, Arlington, Virginia. CACI also has operating offices and facilities in 46 additional locations throughout the United States, Europe and Canada.

GENERAL DESCRIPTION OF CACI SYSTEMS, TECHNOLOGIES AND PRODUCTS

Representative Systems Applications include:

.   Airport and airspace traffic planning
.   Ammunition management information systems
.   Automated documents and records management systems
.   Computer aided logistics/data information systems
.   Contracting and purchasing systems
.   Executive decision support systems for military planners
.   Imaging services
.   Inventory levels setting and allocation systems
.   Inventory management and control systems
.   Litigation support systems and services
.   Manufacturing requirements planning systems
.   Marketing and customer database management systems
.   Sales management and business support systems
.   Site location and analysis systems
.   Software reengineering
.   State motor vehicle registration and related management information systems
.   Weapon systems/equipment configuration management systems

CACI products are installed in over 4,000 locations worldwide, and many are designed to run on a variety of popular computers. Representative CACI software and database products include:

Simulation Technology:


SIMFACTORY II.5    A software product for factory planners to study
alternative plant and equipment configurations. (SIMFACTORY II.5 is a trademark of CACI Products Company.)

COMNET II.5   A software product for communications engineers to study "wide area networks" of satellites, land lines, switching systems and protocols. (COMNET II.5 is a registered trademark of CACI Products Company.)

COMNET III   An object-oriented software product for the prediction of local and wide area network performance. (COMNET III is a trademark of CACI Products Company.)

NETWORK II.5    A software product for engineers to study alternative
combinations of computers and data storage devices. (NETWORK II.5 is a registered trademark of CACI Products Company.)

SIMSCRIPT II.5   A language designed especially for analysts to build
computer-based representations ("models") of complex activities, eg. airways and airport traffic; maintenance procedures for fleets of ships; warfare studies of military equipment and tactics; and communications networks. (SIMSCRIPT is a registered trademark of CACI Products Company.)

SIMPROCESS   An electronic prototyping tool for business process
reengineering, with which a manager can model a current business operation, and then experiment with alternative approaches. (SIMPROCESS is a trademark of CACI Products Company.)

MODSIM II   A computer programming and graphics environment that provides an object-oriented approach to structuring software. This approach provides an intuitive development framework to programmers, one that allows code to be re-used. (MODSIM II is a registered trademark of CACI Products Company.)

SIMOBJECT   A software framework for the reduction of time and cost in building simulation models. (SIMOBJECT is a registered trademark of CACI Products Company.)


Marketing Systems Technology and Data and Information Systems Products:

InSite-USA (also InSite, UK version). A PC-based Geographic Information System (GIS) combining software, data, and mapping capabilities to enable planners to determine the location of retail outlets, branch networks, sales territories, potential customers and competitors. (InSite-USA and InSite are trademarks of CACI, INC.-FEDERAL and CACI Limited, respectively.)

ACORN (A Classification of Residential Neighborhoods) A tool that analyzes consumers according to the type of residential area in which they live and is used to identify the prime prospects for all types of consumer goods and services. (ACORN is a registered trademark of CACI, INC.-FEDERAL in the United States; and also a registered service mark of CACI, INC.- FEDERAL and CACI Limited in the United States, and in the United Kingdom and Northern Ireland, respectively.)

MARKET*MASTER    A database marketing system that enables companies to analyze their customer files by product holding and usage for the purpose of cross selling other products and services. (MARKET*MASTER is a trademark of CACI, INC.-FEDERAL.)

SITE   A detailed demographic and applied market research database for any geographic area such as county, zip code, TV broadcast area, congressional district or retail trade area. (SITE is a registered trademark of CACI Limited.)

Prophecy   A financial accounting and business software product distributed by
CACI in the United Kingdom under license from CSP Australia.

Miracle   A financial accounting and business software product running on Data
General proprietary systems. (Miracle is a trademark of CACI Limited.)


FEDERAL GOVERNMENT AGENCIES

CACI provides its entire range of information systems, technical services and proprietary products to defense and civilian agencies of the U.S. Federal Government. These activities require CACI's expert knowledge of agency policies and operations. These assignments most often combine the wide range of CACI's skills in information systems, systems engineering, logistics sciences, weapons systems, simulation, and automated document management systems. CACI also contracts with other national governments.


STATE AND LOCAL GOVERNMENT

CACI is a technological leader in the supply of automated information systems for state governments' management of vehicle registration, licensing, and wheeled vehicle revenue support. The Company also offers its broadly based software and systems integration services to this market segment.


MAJOR CORPORATIONS

CACI's commercial market base consists primarily of large corporations (nominally characterized as the "Fortune 1000"). This market is a primary target of CACI's proprietary software and database products in the Company's marketing systems and simulation technology lines of business. CACI also has target initiatives underway for the supply of reengineering of information systems (software and integration) and configuration management systems for manufacturers. While these latter two initiatives remain at modest investment levels at present, the Company intends to continue them, given the current state of the U.S. economy.


OTHER SERVICES

The Company operates electronic calibration facilities in the Norfolk, Virginia area, which support defense and related agencies. The Company also operates a language translation and interpreter services organization that provides support to the Defense Language Institute, civilian agencies of the

Federal Government, and in particular to the Company's major contracts with the U.S. Department of Justice ("DoJ").


FOUNDATION OF THE BUSINESS, CACI PEOPLE

CACI's business success is highly correlated with the Company's ability to attract, recruit, motivate, and retain exceptional people at all levels of the organization. The most valuable asset and resource the Company has is its people. The Company is in continuing competition for the recruitment and retention of highly skilled professionals.

For these reasons, the Company has endeavored to develop and maintain competitive salary structures, incentive compensation programs and benefits, and other individual recognition and award programs to highlight the Company's intense interest in the success of its people in their careers.

In order to compete effectively in attracting and retaining such personnel, the Company and its subsidiaries provide substantial benefits to their employees. These benefits vary among the Company and its subsidiaries, but generally include paid vacations and holidays, medical and life insurance, incentive bonuses, and other benefits under pension and stock purchase plans.

At the same time the Company has been forced by the current economic climate to scrutinize and recast several of its compensation and benefit programs to assure a competitive balance of compensation, incentives and benefits for the costs incurred.

The Company recruits people from various market populations including experienced industry professionals, university graduates, trade and technical school graduates, and seasoned technicians. The Company's professional profile includes a high percentage of college graduates, many with advanced degrees, including those at the masters and doctorate levels. The Company seeks professionals with academically certified credentials in computer-based information sciences, systems engineering, management systems, market research, economics, military sciences, the legal profession, and other scientific and research-oriented disciplines.

The Company has structured its promotion and advancement policies to meet the current competitively driven market environment. Individuals advance in relation to their abilities to perform as program managers, or to demonstrate exemplary leadership skills in technical endeavors, or managerial achievements against specified objectives, quotas or other defined targets.

CACI advancement criteria incorporate specific requirements to demonstrate a "client-service orientation", and the need to work synergistically within the Company, in response to the wide range of client technical and contractual requirements, or in development of solution approaches to new client projects.

This philosophy is consistent with CACI's current market, and is a catalyst for individuals to support Company objectives.

As of June 30, 1994, CACI had approximately 3,069 employees. This total includes 538 part-time employees.

The Company also requires all of its employees, consultants, officers and directors to subscribe annually to and affirm the Company's published Code of Ethics and Business Standards. The Company has published policies that set high standards for the conduct of all business with clients, suppliers, vendors, and the public at large.


MARKETPLACE, DESCRIPTION AND SIGNIFICANT ACTIVITIES

CACI operates in an industry characterized by the presence of many highly competitive firms. At the same time, CACI enjoys a respected position as one of the larger public corporations in the segment of the information technology industry that does not manufacture equipment. Although the Company is a premier supplier of proprietary computer-based simulation technology products, and is a major supplier of proprietary marketing systems products and services in both the United States and the United Kingdom, CACI is not primarily a software product developer-distributor (See discussion following on Patents, Trademarks, Trade Secrets and Licenses).

Competition for new contracts centers on reputation, responsiveness to proposal requests, price, and many other factors. Competition for software products and services centers on reputation, applicability, quality, quality of product support and maintenance services, among other elements.

The Company has developed a special position, and continues to develop its position, in combining unique knowledge of client problems with the Company's significant expertise in the design, development and implementation of advanced information systems solutions. This industry niche orientation provides CACI with important opportunities to support large equipment manufacturers with the expert systems integration and software services they frequently require to compete for multi-million dollar contracts issuing from the U.S. Federal Government.

In this area, CACI has also taken active steps to develop longer-term, on-going relationships with those industry giants -- such as Microsoft, IBM, DEC, GE Information Systems, AT&T Global Information Solutions, Lotus Development Corporation, Oracle, Sybase -- that have compatible business perspectives and objectives to those of CACI. For these reasons, the Company intends to continue the active cultivation of these relationships wherever they support CACI's growth objectives.

The Company also seeks to expand its commercial markets for its information systems business through these relationships.

Marketing and new business development for the Company is conducted by all the officers and managers of the Company (the CEO, executive officers, vice presidents, division and department managers). CACI's proprietary software and data products are sold by full time salespeople. The Company has established several distributor-type sales agreements for the sale of its products in specified overseas markets. For its information systems and services markets, the Company employs several marketing professionals who support the Company's targeting of major contract opportunities, primarily in the U.S. Federal government market arena.

Nonetheless, CACI faces competition from a substantial number of firms, some of which are larger in size and financial resources than CACI. The Company obtains much of its business on the basis of proposals submitted in response to requests for proposals from potential and current customers, who may also request proposals for similar services from other firms. Additionally, the Company may face indirect competition from certain government agencies which may perform services for themselves similar to those marketed by CACI. The Company knows of no single competitor which is dominant in its fields of technology. The Company has a relatively small share of the available worldwide market for its products and services and has a goal of achieving growth through increased market share.

CACI's sales of proprietary software and data products are characterized by either a purchase order sale, or a short-duration contract. The Company generally prices its products in catalog fashion. Most often, product prices are determined by the target computer that the product will run on, or by some form of multiple site volume discount arrangement, or by some frequency of usage arrangement, in the case of data products.

For CACI's information systems and professional services contracts, the Company submits bids for work and products to be delivered. Bids are frequently negotiated as to terms and conditions for schedules, specifications, deliveries, and payment. CACI's contracts and subcontracts take on a wide range of contractual agreement modes, including firm fixed price obligations, cost reimbursement contracts, labor hours and materials expense agreements, and variants thereof, including fixed unit price, performance and delivery contracts. In general, revenue for this work is accrued as a percentage of completion, which is based upon costs incurred, in proportion to total expected costs.

Often, the form of contract and terms will be specified by the client. This is especially the case with government contracts. In these latter situations, the Company may seek alternative arrangements, or choose not to bid in those cases where the contracting arrangement appears inappropriate to Company risk. By Company policy, fixed price contracts require the approval of a senior officer of the Company, and review and release approval by the Chief Executive Officer.

At any one time, the Company may have several hundred separate contract obligations being performed. In 1994, the ten top revenue producing contracts accounted for 42% of CACI's revenue, or $76.8 million. One contract for automated litigation support to the Civil Division of the U.S. Department of Justice ("DoJ"), accounted for 11.6% of total FY 1994 Company revenue.

In 1994, seventy-one percent (71%) of CACI's business volume stemmed from Federal Government contracts, the remaining twenty-nine percent (29%) coming from commercial contracts and proprietary products. Fifty-one percent (51%) of the Company's revenue came from U.S. Department of Defense ("DoD") contracts, sixteen percent (16%) came from contracts with DoJ, and four percent (4%) came from other civil agency government clients.

The Company is endeavoring to continue expansion of its diversified business portfolio. While desiring to decrease its dependence on DoD work per se, the Company will, nonetheless, aggressively seek additional work from this large client agency. In FY 1994, the DoD revenue grew by 20% ($15.5 million) primarily as a result of the December 1993 acquisition of the Government Services business of SofTech, Inc.

The Company is expanding its contract support to DoJ, as illustrated by the award to the Company of new contracts to provide advanced automated litigation support services to DoJ's Environmental and Natural Resources Division and the Executive Office of the U.S. Attorneys. This work has demanded increasingly sophisticated project management processes and high technology infusions to keep pace with client caseloads. In view of this requirement, the Company developed the ADIIS automated document image indexing system which improves the productivity for high quality litigation support for the department's attorneys. (ADIIS is a trademark of CACI, INC.-FEDERAL.)

The Company believes it is the largest supplier of litigation support and related automation services to the U.S. Federal Government. The Company intends to seek additional work from the U.S. Federal Government and offer significant economies to the government through its specialization in this field.

During the first half of this fiscal year, the Company purchased the majority of contracts and assets from the Government Services business of SofTech, Inc., Pinpoint Analysis Ltd. ("Pinpoint"), and Miracle Products Ltd. ("Miracle"). The excess purchase price over the fair value of the net assets of the SofTech purchase totalled $3.3 million. The SofTech acquisition, completed on December 1, 1993, added approximately 210 people and approximately $13.8 million in FY 1994 revenue to CACI's government information technology business. The excess purchase price over the fair value of the net assets of the Pinpoint and Miracle purchase totalled $0.333 million. The excess for these acquisitions has been recorded as Goodwill and will be amortized for a period ranging from 3 to 15 years.

During the past fiscal year, the Company examined a number of other friendly acquisition opportunities. Analyses of industry values and interest rates continue to indicate favorable market timing for this strategy.


SEASONAL NATURE OF BUSINESS

The Company's business in general is not seasonal, although the summer and winter holiday seasons do affect both sales and revenue of the Company because of their impact on the Company's labor sales in its Federal business and on product sales by the Company's European operations. Variations also may occur at the expiration of major contracts until such contracts are renewed or new
contracts obtained.   Although the Company derives significant revenue from
the Federal Government, the timing of the Federal budget cycle has historically not significantly impacted the Company's revenue.


RESEARCH AND DEVELOPMENT

During fiscal years 1994, 1993 and 1992, the Company spent of $1,094,000, $600,000, and $748,000 respectively, for research and development on current and anticipated products.

ENVIRONMENTAL PROTECTION REQUIREMENTS

There has been no significant adverse impact on the Company's business as a result of laws that have been enacted for the protection of the environment.


PATENTS, TRADEMARKS, TRADE SECRETS, AND LICENSES

The Company owns three United States patents. While the Company believes that its patent and patent applications are valid, it does not consider that its business is dependent on patent protection in any material way.

The Company does believe that its business is dependent to a significant extent on its technical and organizational knowledge, practices, and procedures, in some of which it claims proprietary interests.

The Company claims copyright, trademark, and proprietary rights in each of its proprietary computer software and data products and documentation.

The Company presently owns approximately 37 registered United States trademarks and service marks. All of the Company's registered United States trademarks and service marks may be renewed indefinitely. The Company is a party to agreements which give it the right to distribute computer software and other products owned by other companies, and receive income therefrom.

The Company has developed and holds proprietary rights in a number of computer software packages and databases, including, but not limited to: ACORN*, ADIIS, C-GATE,# CITYVIEWS, COMNET II.5*, COMNET III, COSTPRO*, DORIS*, EnterpriseView, FAR-TRIEVE*, GRID-MAP#, InSite-USA#, IRIS, L-NET#, MARKET-AMERICA#, MARKET*MASTER, MODSIM II*, NETOBJECT, NETWORK II.5*, OBJECT.MGR, Perfect-Mail*#, QuickBid*, renovate, SACONS-EDI, SACONS-FEDERAL*, SIDE, SIMANIMATION*, SIMBASE, SIMFACTORY*, SIMFACTORY II.5, SIMFLOW*, SIMGRAPHICS*, SIMLAB*, SIMOBJECT*, SIMPROCESS, SIMSCENARIO*, SIMSCRIPT II.5*, SIMSNIPS*, SIMSTRUCTOR*, SIMTrainer*, SIMVIDEO*, SITELINE*, SITE-POTENTIAL*#, SUPERSITE*, ULTRA RETRIEVE*, and ZIP-DEMOGRAPHICS*#.

[* The marks above indicated with an asterisk (*) are registered service marks or trademarks of CACI International Inc or its subsidiaries. All others are service marks or trademarks of CACI International Inc or its subsidiaries.]

[# The marks above indicated with a pound sign (#) contain a hyphen (-) to represent the bullet point which is an integral component of each mark and which cannot be printed due to electronic transmission limitations.]

In addition, subsidiaries of the Company claim foreign copyright, trademark, and proprietary rights in the Company's proprietary computer software products. These subsidiaries hold proprietary rights in computer software products and databases including, but not limited to, ACORN* (and the related Arts*ACORN, Change*ACORN, Custom*ACORN, Property*ACORN, Holiday*ACORN, Household*ACORN, Investor*ACORN, Property*ACORN,) CACI MARKET*MASTER*, CATALIST*, GEO-MARKETING*, GEOMATCH*, GEOREAD, GEOTRIEVE*, MONICA*, CACI NATIONAL MORTGAGE DATABASE, SITE*, SITE-POTENTIAL*, and SHOPPING CENTRE PLANNER. Some of these subsidiaries are parties to agreements pursuant to which they may have the right to distribute computer software products owned by others and obtain income therefrom.

[* The marks above indicated with an asterisk (*) are registered service marks or trademarks of CACI International Inc or its subsidiaries. All others are service marks or trademarks of CACI International Inc or its subsidiaries.]


BACKLOG

The Company's backlog as of June 30, 1994 was $726.5 million, of which $77.2 million was for orders believed to be firm. Total backlog as of June 30, 1993 was $570 million, of which $53.0 million represented firm orders. The source of backlog is primarily contracts with the U.S. Government. It is presently anticipated that all of the firm backlog will be filled during the fiscal year ending June 30, 1995.


BUSINESS SEGMENTS, FOREIGN OPERATIONS, AND MAJOR CUSTOMER

The business segment, foreign operations, and major customer information provided in the Company's Consolidated Financial Statements contained in this Report are incorporated herein by reference. In particular, see Note 14, Segment Information, of the Notes to Consolidated Financial Statements.

The following information is provided about the amounts of revenue attributable to firm fixed price contracts (including proprietary software product sales), time and materials contracts, and cost reimbursable contracts of the Company during each of the last three fiscal years:


Fiscal Year Ended      Firm        Time and         Cost
     June 30,       Fixed Price    Materials    Reimbursable       Total
- - -----------------   -----------   -----------   ------------   ------------

      1994          $51,428,000   $64,109,000   $68,163,000    $183,700,000
      1993           47,535,000    44,690,000    52,923,000     145,148,000
      1992           47,675,000    47,158,000    45,045,000     139,878,000



ITEM 2.  PROPERTIES

As of June 30, 1994, CACI leased office space at 47 locations containing an aggregate of approximately 473,000 square feet of space located in 21 states of the United States. In four countries outside the United States, CACI leased seven offices containing about 29,000 square feet of space. CACI's leases expire primarily over the next eight years. In most cases, CACI anticipates that leases will be renewed or replaced by other leases.

All of CACI's offices are in modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

As of June 30, 1994, CACI International Inc maintained its corporate headquarters in approximately 152,000 square feet of space at 1100 North Glebe Road, Arlington, Virginia. See Note 9, Lease Commitments, of the Notes to Consolidated Financial Statements, for additional information regarding the Company's lease commitments.


ITEM 3.  LEGAL PROCEEDINGS

Pfirman and Chrysogelos Shareholder Litigation

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1991 for a description of the two pending shareholder suits against the Registrant, and against the directors of the Registrant entitled "Pfirman v. London, et al" and "Chrysogelos v. London, et al".

Since the filing of the Registrant's quarterly reports on Form 10-Q, on which
Part II, Item 1, Legal Proceedings, was current, the information reported therein on pending legal proceedings instituted against the Registrant has changed as set forth below and in the Registrant's current report on Form 8-K, dated August 5, 1994:

In July, 1994, the parties in both the "Chrysogelos" and "Pfirman" lawsuits filed with the Delaware Chancery Court a Stipulation and Agreement of Compromise and Settlement (hereinafter "Settlement Documents") which provides for settlement of both the "Chrysogelos" and "Pfirman" lawsuits, subject to Court approval. The Chancery Court has given preliminary approval of the Settlement and requested the parties to provide notice of the proposed Settlement to the plaintiff class. The Court has set November 15, 1994 as the date for a hearing regarding the proposed Settlement and any objections thereto that may be made by class members. If, after such hearing, the Chancery Court approves the settlement, the parties will then request the United States District Court for the District of Columbia to dismiss the "Pfirman" case. The District Court has approved this procedure for the "Pfirman" case.

The settlement is intended to resolve all claims which have been made or could have been asserted in the "Chrysogelos" and "Pfirman" lawsuits. If the settlement is approved as filed, its major components will be as follows:

First, subject to the specific terms of the Settlement Documents, if the average closing price for the Company's Common Stock for any twenty (20) consecutive trading days between July 22, 1994 and February 28, 1995 falls below Six Dollars ($6.00) per share, the Company has agreed to conduct a self-tender for 1.3 million shares of its Common Stock at Six Dollars ($6.00) per share (the Company's Common Stock has traded above Six Dollars ($6.00) per share since January, 1994).

Second, the settlement provides that the Company seek shareholder approval of an amendment to its By-laws increasing the size of the Board of Directors from seven (7), to a number between five (5) and nine (9) members as a majority of the Board plus one (1) may set. In anticipation of the settlement, the shareholders approved such an amendment to the By-laws and elected six (6) new directors who are mutually-acceptable to the Company and the name plaintiffs at the Company's Annual Meeting of Shareholders held on December 17, 1993.

Third, the Company will establish a fund in an amount not to exceed Six Hundred Thousand Dollars ($600,000) to pay claims filed on behalf of class members who sold shares of Common Stock between April 26, 1990 and December 1, 1990 at a loss as defined by the terms of the Settlement Documents.

The settlement further provides that the defendants will not oppose an application to the Delaware Chancery Court for award of attorneys' fees in both cases in an aggregate total not to exceed Five Hundred Fifty Thousand Dollars ($550,000), and out-of-pocket expenses in both cases in an aggregate total not to exceed Forty-Eight Thousand Dollars ($48,000), provided that no other application for attorneys' fees or expenses is made in connection with the settlement.

In reaching the settlement, the Board of Directors did not acknowledge any wrongdoing. In its deliberations on these suits, the Board did not believe it was productive to continue to incur legal expenses and divert senior management's attention at a time when the Company's plan to enhance shareholder value was proving out and revenue and operating income were growing.


Pentagen Technologies International, Ltd. v. CACI International Inc, et al

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's annual report on Form 10-K for the year ended June 30, 1993, for a description of the lawsuit filed July 1, 1993 against the Registrant by Pentagen Technologies International, Ltd. ("Pentagen") in the Supreme Court of the State of New York, alleging conversion of intellectual property and violation of statutory duties as to appropriation of computer software. Reference is also made to Part II, Item 1, Legal Proceedings, in the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1993 for a description of the suit filed against the Registrant by Pentagen in the United States District Court for the Southern District of New York alleging copyright and trademark infringement and violation of the Major Fraud Against the United States Act. Since the filing of the Registrant's quarterly reports on Form 10-Q, on which Part II, Item 1, Legal Proceedings, was current, the information reported therein on pending legal proceedings instituted against the Registrant has changed as set forth below:

Pursuant to orders entered on May 27, 1994 and August 3, 1994, the United States District Court for the Southern District of New York has stayed both lawsuits (93 Civ. 8512 and 94 Civ. 0441), pending further proceedings in the matter of "CACI International Inc, et al v. Pentagen Technologies
International, Ltd., et al" described below.

CACI International Inc, et al v. Pentagen Technologies International, Ltd., et al

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1993 for a description of the suit filed by Registrant against Pentagen Technologies International, Ltd.; its subsidiary, Baird Technologies, Inc.; and Pentagen's directors and principal executive officers, John Baird and Mitchell Leiser. Since the filing of the Registrant's quarterly reports on Form 10-Q, on which
Part II, Item 1, Legal Proceedings, was current, the information reported therein on pending legal proceedings has changed as set forth below and in the Registrant's current report on Form 8-K, dated June 23, 1994.

On June 16, 1994, the United States District Court for the Eastern District of Virginia issued an order in response to Registrant's Motion for Summary Judgment which (i) declared that CACI's marketing activity to the United States Army Material Command did not infringe Pentagen's copyright in certain intellectual property or infringe any trademark held by Pentagen; (ii) declared that CACI's reengineering software methodology does not infringe Pentagen's copyright of certain intellectual property; (iii) declared that CACI's work on the United States Army's Sustaining Base Information Services contract does not infringe Pentagen's copyright of certain intellectual property; (iv) held Pentagen liable for tortious interference with CACI's Sustaining Base Information Services contract; and (v) held Pentagen and defendants Baird and Leiser liable for defamation per se.

Defendants Pentagen, Baird and Leiser moved for reconsideration of the Court's order. On July 13, 1994, the Court denied that Motion for Reconsideration. Those defendants also moved for recusal of the District Court judge. That Motion, too, was denied on July 13, 1994, and a trial on damages was conducted.

On July 28, 1994, defendants Pentagen, Baird and Leiser filed a petition for a Writ of Mandamus with the United States Court of Appeals for the Fourth Circuit seeking recusal of the trial judge based on an alleged conflict of interest. That petition was denied by the Fourth Circuit on August 29, 1994.

By Order dated August 12, 1994, the Court awarded CACI attorney's fees of One Hundred Ten Thousand Five Hundred Fifty Dollars ($110,550), court costs of Sixty One Thousand Five Hundred Dollars ($61,500), compensatory damages for defamation per se of One Thousand Dollars ($1,000) and punitive damages for defamation per se of Ten Thousand Dollars ($10,000). The defendants have appealed the judgment to the Fourth Circuit. On the issue of tortious interference, the Court concluded that no real damages were sustained by CACI, vacated its earlier judgment in CACI's favor, and entered judgment in favor of the defendants on that count.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended June 30, 1994, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Registrant's Common Stock became publicly traded on June 2, 1986, replacing paired units of Common Stock of CACI, Inc. and beneficial interests in Common shares of CACI N.V. which had been traded in the over-the-counter market.

From July 1, 1992 to June 30, 1994, Common Shares of the Registrant have been quoted on the NASDAQ National Market System. The range of high and low sales prices for each quarter during this period are as follows:

       Fiscal 1994                      Fiscal 1993
- - --------------------------       ---------------------------

Quarter      High     Low        Quarter    High       Low
- - -------     ------   -----       -------   -------    ------

  1st       5-1/16   4-1/4         1st     5          4-5/16
  2nd       6        5             2nd     4-13/16    4
  3rd       9-3/8    5-5/8         3rd     4-1/2      3-7/8
  4th      10-3/8    7-7/8         4th     4-3/4      3-7/8

The Registrant has never paid a cash dividend. The present policy of the Registrant is to retain earnings to provide funds for the operation and expansion of its business. The Registrant does not intend to pay any cash dividends in the foreseeable future.

At August 31, 1994, the number of record holders of the Registrant's Common Stock was approximately 1,463.

Pursuant to the terms of its Charter, in October 1993, the Registrant's Common Stock ceased being classified as Class A Common Stock and Class B Common Stock, with all shares of both Class A and Class B Common Stock being automatically converted to an equal number of shares of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                             Year Ended June 30
                                                             ------------------
                                        1994          1993          1992           1991         1990
                                    ------------  ------------  ------------  ------------  ------------
REVENUE                             $183,700,000  $145,148,000  $139,878,000  $136,084,000  $148,071,000

COSTS AND EXPENSES
 Direct costs                         97,584,000    75,804,000    74,536,000    66,896,000    69,141,000
 Indirect costs & selling expenses    71,126,000    57,797,000    55,289,000    62,644,000    70,403,000
 Depreciation & amortization           4,341,000     3,367,000     2,556,000     3,029,000     2,604,000
                                     -----------   -----------   -----------   -----------   -----------
 Operating expenses                  173,051,000   136,968,000   132,381,000   132,569,000   142,148,000
                                     -----------   -----------   -----------   -----------   -----------
                                      10,649,000     8,180,000     7,497,000     3,515,000     5,923,000

 Interest expense                        420,000       471,000       359,000       428,000       163,000
 Shareholder lawsuit & merger costs            0       901,000             0             0             0
 Excess facilities & lease
  termination costs                            0     1,921,000             0     2,428,000             0
                                     -----------   -----------   -----------   -----------   -----------

EARNINGS BEFORE
INCOME TAXES                          10,229,000     4,887,000     7,138,000       659,000     5,760,000

Income taxes                           3,893,000     1,907,000     2,928,000      (363,000)    1,757,000
                                     -----------   -----------   -----------   -----------   -----------
INCOME BEFORE
EXTRAORDINARY ITEM                     6,336,000     2,980,000     4,210,000     1,022,000     4,003,000

Extraordinary Item:
 Cost of shareholder lawsuit
 settlement (net of $194,000
  tax benefit)                          (300,000)            0             0             0             0
                                     -----------   -----------   -----------   -----------   -----------

NET INCOME                          $  6,036,000  $  2,980,000  $  4,210,000  $  1,022,000  $  4,003,000
                                     ===========   ===========   ===========   ===========   ===========
EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:

Income before
 extraordinary item                       $ 0.60        $ 0.29        $ 0.40        $ 0.10        $ 0.35
Extraordinary item                         (0.03)         0.00          0.00          0.00          0.00
Net income                                  0.57          0.29          0.40          0.10          0.35

AT YEAR END:

Total assets                        $ 70,999,000  $ 58,417,000  $ 55,835,000  $ 49,428,000  $ 57,829,000
Long-term obligations                  2,492,000     2,898,000     2,901,000     2,696,000       761,000
Working capital                       25,327,000    21,937,000    24,055,000    21,033,000    22,008,000
Shareholders' equity                  37,738,000    30,497,000    28,923,000    24,959,000    29,450,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue for the fiscal years ended June 30, 1994, 1993 and 1992.

                                       Percentage of Revenue
                                   ----------------------------
                                   FY 1994    FY 1993   FY 1992
                                   -------    -------   -------

Revenue                             100.0%    100.0%    100.0%
Costs and expenses
 Direct costs                        53.1%     52.3%     53.3%
 Indirect costs & selling expenses   38.7%     39.8%     39.5%
 Depreciation and amortization        2.4%      2.3%      1.8%
                                    ------    ------    ------
  Operating Expenses                 94.2%     94.4%     94.6%
                                    ------    ------    ------
                                      5.8%      5.6%      5.4%
Interest expense                      0.2%      0.3%      0.3%
Shareholder lawsuit & merger costs    0.0%      0.6%      0.0%
Excess facilities &
 lease cancellation cost              0.0%      1.3%      0.0%
                                    ------    ------    ------
Earnings before income taxes          5.6%      3.4%      5.1%
Income taxes                          2.1%      1.3%      2.1%
Extraordinary item: settlement of
 shareholder suits (net of tax)       0.2%      0.0%      0.0%
                                    ------    ------    ------
Net Income                            3.3%      2.1%      3.0%
                                    ======    ======    ======


FY 1994 COMPARED WITH FY 1993

Revenue increased by 26.6% or $38.6 million to $183.7 million from last year's $145.1 million. The increase was the result of a $15.5 million (19.6%) increase in revenue from the U.S. Department of Defense ("DoD"), an $8.3 million increase (40.5%) in revenue from contracts with the U.S. Department of Justice ("DoJ"), an $8.7 million increase (22.7%) in revenue from commercial customers, a $4.0 million increase (139.0%) in revenue from Federal agencies other than DoD and DoJ, and a $2.1 million increase (47.8%) in revenue from state governments.

The $15.5 million (19.6%) increase in revenue from DoD contracts was primarily the result of the $4.2 million acquisition of the Government Services business of SofTech, Inc. on December 1, 1993 for $3.3 million of goodwill and $919,000 for the book value of assets used in the business (primarily fixed assets). This acquisition has added revenues of $13.8 million in FY 1994. The acquisition is expected to continue to add revenues of approximately $25 million per year and annual earnings of approximately $750,000. DoD-derived revenue accounted for 51% of total revenue during the year, down from 55% of last year's total revenue. This percentage reduction is the result of the Company's focus on diversification which resulted in larger proportional increases in the other business areas discussed below.

The DoJ growth was a result of new contract awards for automated litigation support services which the Company won competitively in the spring and summer of 1993. For the year, DoJ revenue accounted for 15.7% of total company revenue versus last year's 14.2%. Although revenue from DoJ is dependent upon the level of DoJ litigation case load the Company is supporting at any period in time, the Company believes DoJ-derived revenue will continue to increase during the upcoming fiscal year.

The 22.7% ($8.7 million) increase in commercial revenue is the result of a 48% increase in revenue from the U.K. operation. The substantial growth in U.K. revenue is the result of (i) an increase in the size of the sales force; (ii) acquisitions in the first and second quarter of the year (see Liquidity and Capital Resources below); and (iii) an improvement in the U.K. economy which had been in a deep and lasting recession. In fact, in Pound Sterling, U.K. revenue for the year was up by 59%, but this growth was offset by a marginal (6.8%) depreciation of the Pounds Sterling against the U.S. Dollar. The Company expects the Pound Sterling sales to continue to increase relative to last year, but cannot predict the impact of currency fluctuations on the conversion of Pounds Sterling into U.S. Dollars for financial reporting purposes.

Direct contract costs grew by 29% ($21.8 million) from $75.8 million to $97.6 million. Direct labor, the principal driving component of contract revenue, was up $13.8 million, or 28%, while non-labor direct costs increased $8.0 million or 30%. Direct costs as a percentage of revenue were up slightly to 53.1% from 52.3%. This increase was primarily attributable to the increasing competition in Federal contracts which is driving down the markups over direct cost, and a relative increase in less profitable non-labor direct costs, which increased from 18.4% to 18.9% of revenue.

Indirect costs grew by $13.3 million or 23% to $71.1 million from $57.8 million but, as a percentage of revenue, declined to 38.7% from 39.8%. The decrease reflects the Company's continuing emphasis on reducing administrative indirect costs while increasing funds for marketing and bid and proposal ("B&P") efforts. As a result of this management emphasis and despite the 27% increase in revenue, indirect labor increased by only $0.6 million or 4% and, as a percentage of revenue, decreased from 9.6% to 7.9%.

Indirect costs also increased in B&P labor, incentive compensation and fringe benefits. B&P labor increased in response to increases in the volume of actual and planned proposals for the year. Incentive compensation (sales commission and other pay for performance) grew because of the increased revenue and profit, particularly in the commission-oriented U.K. operation.

Fringe benefits, the largest category of indirect expenses (32% of total), increased in proportion with the total payroll (direct labor, B&P labor, indirect labor and incentive compensation), and an increase in the overall payroll tax rates.

Depreciation and amortization increased by $974,000 to $4.3 million from $3.4 million. An increased level of fixed assets (primarily computing and network equipment), necessitated by internal growth and obtained through acquisitions, accounted for 75% of the growth. The other 25% of the growth was the result of the Goodwill amortization associated with the acquisitions discussed in
Note 1 of the financial statements.

Income before interest, shareholder lawsuit and merger costs, and lease litigation settlement expenses grew $2.4 million or 29% from $8.2 million to $10.6 million. The increase results from the increase in revenue and a decrease in operating costs, principally indirect costs as discussed above.

Interest costs totalled $420,000 (0.2% of revenue) and were down $51,000 (11%) from last year's $471,000. The decrease reflects a 17% or $1.8 million decrease in average borrowings from $10.14 million down to $8.38 million. However, the effect of this decrease was partially offset by an increase in the effective interest rate.

Income before income taxes and extraordinary items rose to $10.23 million from last year's earnings of $4.89 million. As discussed in the FY 1993 vs. FY 1992 comparison below, last year's income before income taxes and extraordinary items included $0.9 million shareholder lawsuit and merger costs and $1.9 million excess facilities and lease termination costs. Excluding these costs from last year's results, the income before income taxes and extraordinary items would have been $7.7 million, an increase of $2.5 million (33%). This 33% increase was attributable to the growth in operating income, and the decline in interest expense.

The Company's effective tax rate decreased to 38% from 39% last year because of an increase in earnings from the Company's U.K. Subsidiary, where the Company enjoys a lower tax rate, coupled with realizing the tax benefits from the recent establishment of a Foreign Sales Corporation assigned to sell certain U.S.-developed computer software products abroad.

During the first quarter of the year, the Company recognized a provision for an extraordinary item to cover the costs of the outstanding shareholder lawsuits. The provision equates to a $494,000 pre-tax expense, and $300,000 net of tax. See Note 13 to the Consolidated Financial Statements. Also see comments under Liquidity below.

Earnings per share increased $0.28 (97%) for the reasons discussed above.


FY 1993 COMPARED WITH FY 1992

Revenue increased $5.3 million (3.8%) as a result of a $7.2 million (23.3%) increase in commercial revenue, a $3.2 million (4.2%) increase in DoD revenue, offset by a $5.1 million (18%) decline in revenue from non-DoD Federal agencies. The growth in commercial revenue came from the acquisition of American Legal Systems Corp. on July 30, 1992, which generated $5.6 million in revenue, and from a $2.1 million (15.8%) growth in United Kingdom based marketing systems sales. The growth in U.K. based revenue would have increased by 25.7% but for a 8% decline in the Pound Sterling average value in U.S. Dollars this year compared to last year. The growth in revenue in the

U.K. is the result of a recovery in the U.K. economy coupled with an increase in sales staff and marketing resources. The decline in non-DoD Federal Government revenue is primarily in DoJ revenue. The Company provides automated litigation support services to DoJ, and the service level is dependent upon the litigation case load of the elements of DoJ which the Company supports. Such case loads were down in 1993 compared to 1992. The Company won two new contracts for automated litigation support services to elements of DoJ. The $3.2 million growth in DoD revenue was primarily from existing contracts; however, the Company was awarded several new DoD contracts in the last quarter of the year.

Direct costs increased $1.3 million (1.7%), but decreased from 53.3% to 52.3% as a function of revenue. The dollar increase was the result of the ALS acquisition, offset by a decrease in direct cost on U.S. Government contracts. The decrease as a percentage of revenue was primarily attributable to improved margins in both DoD contract revenue and the U.K.-based marketing systems revenue.

Indirect costs and selling expenses increased $2.5 million (4.5%), and as percent of sales grew from 39.5% to 39.8%. The dollar increase was primarily attributable to the ALS acquisition. The increase as a percentage of revenue was the result of a growth in sales, bid and proposal, and marketing resources applied in all areas of the Company, which offset a reduction in administrative costs.

Depreciation and amortization grew by $.9 million (31.7%) because of a growth in capital expenditures necessitated by the Company transformation to an Information Technology company, and an increase in the amortization of capitalized software enhancement costs as described in Note 3 to Consolidated Financial Statements.

Interest expense grew by $112,000 (31%) as a result of a $3.7 million increase in average borrowings offset by 15% decrease in the average effective interest rate. The increase in borrowings was attributable to the ALS acquisition including its purchase price and working capital needs. The decrease in borrowing rates was consistent with an overall market decline in short term rates.

In FY 1993, the Company spent $699,000 (0.5% of revenue) in outside legal fees and expenses to defend against two shareholder lawsuits that have been ongoing since FY 1991. Similar expenses totalling $470,000 incurred in FY 1992 and FY 1991 were reimbursed under the terms of a settlement of litigation between the Company and its Directors and Officer's liability insurance carrier. In September 1993, the Company announced a settlement agreement with the plaintiffs, subject to approval by the Courts. Under the terms of the settlement, the Company would (i) reimburse the plaintiff for certain legal fees and expenses; (ii) establish a "fund" to be available on a claims-made basis to cover certain defined losses suffered by shareholders who sold their stock during the covered period; and (iii) make a self-tender offer for a limited number of shares of the Company's Common Stock at a price described in the agreement. Certain legal fees and expenses of the settlement would be eligible for reimbursement from the Company's insurance carrier. As described previously in detail under Item 3, Legal Proceedings, an agreement was subsequently reached to amend the self-tender offer included in the settlement agreement.

During the fourth quarter of the year, the Company spent $201,000 in outside fees and expenses to pursue a potential merger with COMARCO Inc. of Anaheim, California. By mutual agreement, the companies decided it was not in their best interest to merge, and discussions were terminated in August 1993.

During the second quarter of the year, the Company paid a former landlord $1.7 million and incurred outside legal fees of $221,000 to settle litigation resulting from the Company's cancellation of a facility lease. The payment resolved all outstanding issues surrounding the lease and the Company has no further liability.

Earnings before income taxes fell $2.25 million because an increase from the earnings generated by the Company's contracts and sales of software and services was offset by the cost of shareholder lawsuits, a potential merger, and settlement of the facility lease litigation.

The Company's effective tax rate decreased to 39% from 41% last year because of an increase in earnings from the Company's U.K. subsidiary, where the Company enjoys a lower effective tax rate.

Earnings per share decreased $.11 (27.5%) as a result of the expenses of the shareholder lawsuits, the potential merger, and the lease litigation settlement. These expenses in the aggregate reduced earnings per share by $.16. Accordingly, in the absence of these expenses earnings per share would have increased by $.05 (12.5%).


LIQUIDITY AND CAPITAL RESOURCES

The Company's excess cash is primarily in CACI Limited, a wholly-owned U.K. subsidiary. The Company's principal source of cash for U.S. operations is from operating activities and bank borrowings. The Company's primary requirement for working capital is to carry billed and unbilled receivables, a majority of which are due under prime contracts with the U.S. Federal Government, or subcontracts thereunder.

In addition, the Company is pursuing a policy of small, synergistic, niche acquisitions designed to broaden its client and product base in its Information Technology business portfolio. In July 1992, the Company purchased all of the outstanding common stock of American Legal Systems Corp. for an initial purchase price of approximately $2.8 million (also see Note 12 to Consolidated Financial Statements). ALS provides litigation support to commercial customers and its acquisition was for the purpose of providing a commercial outlet for the technologies and capabilities developed by the Company in support of its DoJ contracts. In September 1993, the Company's U.K. subsidiary purchased the Pinpoint geodemographic business for approximately $750,000. Pinpoint is a $1.5 million revenue per year U.K.- based market analysis business and was a competitor of the Company's U.K. operations. In October 1993, the Company's U.K. subsidiary purchased the Miracle accounting system for approximately $640,000. Miracle is a U.K.-based accounting system and associated client base which complements certain of the Company's existing product offerings in the U.K. On December 1, 1993, the Company acquired the Government Services business of SofTech, Inc. for $4.2 million. The Company did not purchase receivables in this SofTech transaction, and will utilize approximately $3.0 million of additional working capital to support receivables net of payables generated by the acquired business.

As discussed in Note 13 to the Consolidated Financial Statements, under the terms of the shareholder litigation settlement agreement the Company agreed to initiate a contingent self-tender for 1.3 million of its common shares at a price of $6.00 per share in the event that the average closing price for the Company's shares for twenty consecutive trading days, between July 22, 1994 and February 28, 1995, is below $6.00 per share. If the Company's shares do not trade below $6.00 per share in twenty consecutive days prior to February 28, 1995, the offer to self-tender will expire. If the tender is accomplished as announced and fully subscribed, the Company's debt will increase by approximately $7.8 million, and its shareholder equity will decrease by a like amount. Hence, the Company's capital structure will be significantly changed if the self-tender is fully subscribed. As of August 31, 1994, the Company's stock price was substantially above the $6.00 per share tender price. Under the terms of the agreement, the Company is under no obligation to increase the tender price and has no current plans to do so. Moreover, in view of (i) the substantial difference between the present price of the Company's stock and the $6.00 per share contingent tender price, and (ii) the fact that the reviewing Court must approve a settlement including a proposed contingent self-tender on the terms set forth above, the Company cannot at this time predict with assurance that a self-tender will be part of the final, court-approved settlement. Accordingly, the Company cannot now predict how many shares, if any, it will obtain through the tender, or whether a tender will occur.

As discussed in Note 4 to the Consolidated Financial Statements, the Company's principal source of cash, other than from operations, is its $20 million unsecured line of credit with Signet Bank. On January 31, 1994, this line was renewed for one year and expires on January 1, 1995. Under the agreement, interest is charged at lower of the bank's prime lending rate, or the Federal Funds rate plus 1.25%. In addition, a commitment fee is paid on the unused portion of the line of credit. The Company believes the line can be amended as necessary to cover the self tender, albeit at an increased rate. Accordingly, the Company believes that the combination of internally generated funds, available bank credit and cash on hand will provide the required liquidity and capital resources for the foreseeable future.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

On the following pages are the Consolidated Financial Statements and Financial Statement Schedules of CACI International Inc and subsidiaries for the years ended June 30, 1994, 1993 and 1992, and Independent Auditors' Report.

Independent Auditor's Report




To the Board of Directors and Shareholders of CACI International Inc
Arlington, Virginia

We have audited the accompanying consolidated balance sheets of CACI International Inc and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash
flows for each of the three years in the period ended June 30, 1994.   These
financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CACI International Inc and subsidiaries as of June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1994 in conformity with generally accepted accounting principles.



              /s/
- - -----------------------------
Deloitte & Touche

Washington, D.C.
August 11, 1994

                 CACI INTERNATIONAL INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET

                                ASSETS

                                              June 30
                                     -------------------------
                                         1994          1993
                                     -----------    ----------
CURRENT ASSETS

Cash and equivalents                 $   941,000   $ 2,725,000
Accounts receivable:
    Billed                            35,668,000    30,209,000
    Unbilled                          14,420,000     9,434,000

Prepaid expenses and other             5,067,000     4,591,000
                                      ----------    ----------
TOTAL CURRENT ASSETS                  56,096,000    46,959,000
                                      ----------    ----------


PROPERTY AND EQUIPMENT, NET
  Equipment and furniture             18,476,000    16,036,000
  Leasehold improvements               1,648,000     1,276,000
                                      ----------    ----------
  Property and equipment, at cost     20,124,000    17,312,000
  Less accumulated depreciation
   and amortization                  (12,369,000)  ( 9,625,000)
                                      ----------    ----------
TOTAL PROPERTY AND EQUIPMENT, NET      7,755,000     7,687,000
                                      ----------    ----------

OTHER ASSETS                           1,001,000     1,084,000

GOODWILL                               5,921,000     2,687,000
INCOME TAXES                             226,000             0
                                      ----------    ----------

TOTAL ASSETS                         $70,999,000   $58,417,000
                                      ==========    ==========

See notes to Consolidated Financial Statements

                    CACI INTERNATIONAL INC AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET (cont'd)
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   June 30
                                          -----------------------
                                              1994        1993
                                          -----------  ----------

CURRENT LIABILITIES
  Note payable                           $ 2,745,000   $ 7,223,000
  Accounts payable & accrued expenses     14,848,000     8,878,000
  Accrued compensation & benefits         10,712,000     7,139,000
  Deferred rent expense                      454,000       324,000
  Income taxes payable                     1,829,000     1,135,000
  Deferred income taxes                      181,000       323,000
                                          ----------    ----------
TOTAL CURRENT LIABILITIES                 30,769,000    25,022,000
                                          ----------    ----------

DEFERRED RENT EXPENSES                     2,353,000     2,509,000

DEFERRED INCOME TAXES                        139,000       389,000

SHAREHOLDERS' EQUITY
  Common Stock                             1,349,000             0
    $.10 par value,
    13,490,000 shares issued
  Common Stock - Class A
    $.10 par value,
    13,130,000 shares issued                       0     1,313,000
  Common Stock - Class B
    $.10 par value,
    115,000 shares issued                          0        12,000
  Capital in excess of par                 4,591,000     3,454,000
  Retained earnings                       44,621,000    38,585,000
  Cumulative currency
    translation adjustments               (1,315,000)   (1,516,000)
  Treasury stock, at cost
    (3,251,000 shares
    and 3,233,000 shares)                (11,508,000)  (11,351,000)
                                          ----------    ----------
TOTAL SHAREHOLDERS' EQUITY                37,738,000    30,497,000
                                          ----------    ----------

TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY              $70,999,000   $58,417,000
                                          ==========    ==========

See notes to Consolidated Financial Statements.

page 28
                    CACI INTERNATIONAL INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                Year Ended June 30
                                    ----------------------------------------
                                         1994          1993          1992
                                    ------------   -----------   ------------

REVENUE                             $183,700,000   $145,148,000  $139,878,000
                                     -----------    -----------   -----------
COSTS AND EXPENSES
 Direct costs                         97,584,000     75,804,000    74,536,000
 Indirect costs & selling expenses    71,126,000     57,797,000    55,289,000
 Depreciation and amortization         4,341,000      3,367,000     2,556,000
                                     -----------    -----------   -----------
Total Operating Expenses             173,051,000    136,968,000   132,381,000
                                     -----------    -----------   -----------
                                      10,649,000      8,180,000     7,497,000

 Interest expense                        420,000        471,000       359,000
 Shareholder lawsuit
   & merger costs                              0        901,000             0
 Lease litigation
  settlement expenses                          0      1,921,000             0
                                     -----------     ----------   -----------
INCOME BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                10,229,000      4,887,000     7,138,000

 Income taxes                          3,893,000      1,907,000     2,928,000
                                     -----------    -----------   -----------

INCOME BEFORE EXTRAORDINARY ITEM       6,336,000      2,980,000     4,210,000

Extraordinary item: cost of
 shareholder lawsuit settlement
 (net of $194,000 tax benefit)          (300,000)             0             0
                                     ------------   -----------   -----------

NET INCOME                          $  6,036,000   $  2,980,000  $  4,210,000
                                     ===========    ===========   ===========
EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:

 Income before extraordinary item         $ 0.60         $ 0.29        $ 0.40
 Extraordinary item                        (0.03)          0.00          0.00
 Net income                                 0.57           0.29          0.40

AVERAGE NUMBER OF SHARES AND
EQUIVALENT SHARES OUTSTANDING         10,615,000     10,361,000    10,604,000
                                     ===========    ===========   ===========

See notes to Consolidated Financial Statement.


                    CACI INTERNATIONAL INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                               Year Ended June 30
                                               ------------------
                                       1994           1993           1992
                                   ------------   ------------   ------------
CASH FLOWS
  FROM OPERATING ACTIVITIES
Net earnings                       $  6,036,000   $  2,980,000   $  4,210,000
Reconciliation of
  net earnings to net cash
  provided by (used in)
  operating activities:
    Depreciation & amortization       4,341,000      3,367,000      2,556,000
  Loss on sale of property
    & equipment                          54,000         44,000        152,000
  Provision for deferred
    income taxes                       (816,000)      (731,000)      (233,000)

Changes in operating
   assets & liabilities:
 Accounts receivable                (10,122,000)       911,000     (2,989,000)
 Prepaid expenses & other assets       (593,000)    (1,615,000)       626,000
 Accounts payable & accrued expenses  5,902,000       (919,000)      (910,000)
 Accrued compensation & vacation      3,637,000        (81,000)       772,000
 Deferred rent expense                  (26,000)      (150,000)       395,000
 Income taxes payable                   715,000        256,000        304,000
                                     ----------     ----------     ----------

Net cash provided by
  operating activities                9,128,000      4,062,000      4,883,000
                                     ----------     ----------     ----------

CASH FLOWS
  FROM INVESTING ACTIVITIES:
Acquisitions of property
  & equipment                        (2,671,000)    (3,330,000)    (3,542,000)
Proceeds from sale of
  property & equipment                  103,000         33,000        349,000
Payments for Acquisitions            (4,508,000)    (2,831,000)             0
Other                                  (411,000)      (718,000)      (692,000)
                                     ----------     ----------      ---------

Net cash used in
  investing activities               (7,487,000)    (6,846,000)    (3,885,000)
                                     ----------     ----------     ----------

See Notes to Consolidated Financial Statements

page 30
                    CACI INTERNATIONAL INC AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS (cont'd)


                                               Year Ended June 30
                                               ------------------
                                       1994           1993           1992
                                   ------------   ------------   ------------
CASH FLOWS
  FROM FINANCING ACTIVITIES:
Proceeds under line-of-credit        86,982,000     61,438,000     51,945,000
Payments under line-of-credit       (91,460,000)   (59,057,000)   (50,233,000)
Issuance of common stock              1,161,000        139,000      1,803,000
Purchase of common stock
  for treasury                         (157,000)      (111,000)    (2,942,000)
                                     ----------     ----------     ----------

Net cash provided by (used in)
  by financing activities            (3,474,000)     2,409,000        573,000
                                     ----------     ----------     ----------

EFFECT OF EXCHANGE RATES
  ON CASH AND EQUIVALENTS:               49,000       (259,000)         8,000
                                     ----------     ----------     ----------

Net increase (decrease) in
  cash & equivalents                 (1,784,000)      (634,000)     1,579,000
Cash & equivalents,
  beginning of period                 2,725,000      3,359,000      1,780,000
                                     ----------     ----------     ----------

Cash & equivalents,
  end of period                     $   941,000    $ 2,725,000    $ 3,359,000
                                     ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Income taxes, net of refunds     $  1,784,000   $ 2,149,000    $ 2,339,000
                                    ===========    ==========     ==========

  Interest                         $    410,000       475,000    $   335,000
                                    ===========    ==========     ==========


See notes to Consolidated Financial Statements.

page 31
                           CACI INTERNATIONAL INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                Common Stock
                              -------------------------------------------
                                      Class A *               Class B                                  Cumulative
                               ---------------------    ------------------   Capital in                Currency
                                Shares                  Shares                Excess of    Retained    Translation    Treasury
                                Issued       Amount     Issued     Amount       Par        Earnings    Adjustments      Stock
                              ----------   ----------   -------    -------   ----------   ----------   -----------   ------------

                              <c

BALANCE, July 1, 1991         12,311,000   $1,231,000   109,000    $11,000   $1,595,000   $31,395,000   $(975,000)   $(8,298,000)
 Net Earnings                                                                               4,210,000
 Currency translation
  adjustments                                                                                             894,000
 Stock Rights Redemption                                                       (105,000)
 Exercise of Stock Options
  (including $444,000
  income tax benefit)            778,000       78,000         0          0    1,829,000
  Treasury Shares purchased
   (598,000 Class A &
   4,000 Class B shares)                                                                                              (2,942,000)
                              ----------    ---------   -------     ------    ---------    ----------     -------      ---------

BALANCE, June 30, 1992        13,089,000   $1,309,000   109,000    $11,000   $3,319,000   $35,605,000   $ (81,000)  $(11,240,000)
 Net Earnings                                                                               2,980,000
 Currency translation
  adjustments                                                                                          (1,435,000)
 Exercise of Stock Options
  (including $47,000
  income tax benefit)             41,000        4,000     6,000      1,000      135,000
 Treasury Shares purchased
  (23,000 Class A)                                                                                                      (111,000)
                              ----------    ---------   -------     ------    ---------    ----------   ----------    ----------

BALANCE, June 30, 1993        13,130,000   $1,313,000   115,000    $12,000   $3,454,000   $38,585,000  $(1,516,000)  $(11,351,000)
 Net Earnings                                                                               6,036,000
 Currency translation
  adjustments                                                                                              201,000
 Exercise of Stock Options
  (including $494,000
  income tax benefit)            245,000       24,000                         1,137,000
 Conversion of Class B
  shares                        115,000        12,000  (115,000)   (12,000)
 Treasury Shares purchased
  (18,923 shares)                                                                                                        (157,000)
                             ----------     ---------   -------     ------    ---------    ----------    ---------      ---------
BALANCE, June 30, 1994        13,490,00    $1,349,000         0    $     0   $4,591,000   $44,621,000  $(1,315,000)    (11,508,000)


* As of June 30, 1994, all Class A Common Stock was classified as Common Stock.

See notes to Consolidated Financial Statements.

page 32
                       CACI INTERNATIONAL INC AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1994, 1993 AND 1992


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

The Company is an international information systems and high technology services corporation. It is a world leader in computer-based information technology systems, custom software, integration and operations, imaging and document management, simulation, and proprietary database and software products. The Company provides worldwide services in support of United States national defense and civilian agencies, state governments and commercial enterprises.

Principles of Consolidation

The consolidated financial statements include the statements of CACI International Inc and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of the fee earned. Revenue on fixed-price contracts is recognized on the percentage of completion method based on costs incurred in relation to total estimated costs. Revenue on time and materials contracts is recognized to the extent of billable rates times hours delivered plus materials expense incurred. Revenue from software license sales is recognized upon delivery when there is no significant obligation to perform after the sale, but is recognized under the percentage-of-completion method when there is significant obligation for production, modification or customization after the sale. Revenue from maintenance support services on these products is nonrefundable and generally recognized on a straight-line basis over the term of the service agreement. Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined.

The Company's United States Government contracts (approximately 71% of total revenue) are subject to subsequent government audit of direct and indirect costs. All such incurred cost audits have been completed through June 30, 1989. Management does not anticipate any material adjustment to the consolidated financial statements for later periods.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of equipment has been provided over the estimated useful lives of three to ten years of the respective assets, using primarily the straight-line method. Leasehold improvements are generally amortized over the respective remaining lease term using the straight-line method.

Capitalized Software Costs

The Company capitalizes certain product-related software development costs after technological feasibility and marketability have been demonstrated. These costs are amortized on a product-by-product basis over their estimated economic useful lives, which range from 3 to 5 years.


Income Taxes

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes", effective July 1, 1993. This accounting standard requires the use of the asset and liability approach for financial accounting and reporting for income taxes. There was no material cumulative effect on income in the financial statements from the adoption of SFAS 109 for the twelve month period ended June 30, 1994. The provision for income taxes includes taxes currently payable and those deferred because of the differences between the financial statements and tax bases of assets and liabilities.

U.S. income taxes have not been provided on $14,854,000 in undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States.


Currency Translation

The assets and liabilities of the Company's foreign subsidiaries whose functional currency is other than the U.S. Dollar are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of such translation gains and losses are not included in determining net income but are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in determining net income.


Earnings per Share

Earnings per share is computed by dividing net earnings by the weighted average number shares and equivalent shares outstanding during each of the years ended June 30, 1994, 1993 and 1992 of 10,615,000, 10,361,000, and
10,604,000, respectively. The weighted averages include the number of shares issuable upon exercise of stock options granted under the employee stock incentive plan after the assumed repurchase of shares with the related proceeds.


Statement of Cash Flows

Short-term investments with an original maturity of three months or less are considered cash equivalents.

Goodwill

The excess costs over fair market value of net assets acquired is being amortized, using the straight line method, for a period ranging from 3 to 15 years. Accumulated amortization was $529,000 and $143,000 at June 30, 1994 and June 30, 1993, respectively.


Statement Presentation

Certain prior period amounts have been reclassified to conform with the current year's presentation.


NOTE 2.  ACCOUNTS RECEIVABLE

Unbilled accounts receivable consist of unbilled costs and estimated profits on uncompleted contracts which include retainage and other amounts arising from contracts with long-term completion and realization periods.

The components of unbilled accounts receivable are as follows:

                                                 June 30,
                                      ----------------------------
                                          1994             1993
                                      -----------       ----------
Amounts currently billable            $11,099,000       $6,977,000
Long-term completion contracts          1,490,000        1,119,000
Retainages                              1,831,000        1,338,000
                                       ----------        ---------
Total Unbilled Accounts Receivable    $14,420,000       $9,434,000
                                       ==========        =========

Contracts with long-term completion periods are billable upon completion, which is generally estimated to be within one year. Generally, retainages will not be billed within one year; consistent with industry practice, however, these receivables are classified as current.

Billed accounts receivable are net of allowance for doubtful accounts of $1,664,000 and $2,312,000 at June 30, 1994 and June 30, 1993, respectively.


NOTE 3.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The costs capitalized and amortized for the years ended June 30, 1994, 1993, and 1992 were as follows:

Annual Activity                        Year Ended June 30,
- - ---------------               ------------------------------------
                                 1994          1993         1992
                              ---------     ---------     --------
Balance beginning of year     $ 775,000     $ 555,000     $ 18,000
Capitalized during year         332,000       412,000      559,000
Amortized during year          (242,000)     (192,000)     (22,000)
                               --------      --------     --------
Balance, end of year          $ 865,000     $ 775,000     $555,000
                               ========      ========      =======
Amounts included in:
Current assets                 $275,000      $254,000     $192,000
Other assets                   $590,000      $521,000     $363,000

NOTE 4.  NOTE PAYABLE

The Company has a $20 million revolving credit agreement with Signet Bank which expires on January 31, 1995. Under this agreement, the Company had outstanding borrowings of $2,745,000 at June 30, 1994 and $7,223,000 at June
30, 1993.   Interest is charged on the outstanding borrowings at the lower of the bank's daily prime commercial lending rate or the Federal Funds rate plus 1.25%. The applicable interest rate on the loan balance was 7.21% and 5.17% at June 30, 1994 and 1993, respectively. The credit agreement requires, among other provisions, the maintenance of certain levels of net worth and working capital and places certain restrictions on cash dividends and additional debt. Throughout FY 1994 and FY 1993, the Company was in compliance with all bank covenants.


NOTE 5.   INCOME TAXES

The provision (benefit) for income taxes consists of:

                                State
Year End                         and
June 30          Federal        Local        Foreign          Total
- - -------         ----------     --------     ----------     ----------
1994
  Current       $1,894,000     $696,000     $1,151,000     $3,741,000
  Deferred          97,000       21,000         34,000        152,000
                 ---------      -------      ---------      ---------
                $1,991,000     $717,000     $1,185,000     $3,893,000
                 =========      =======      =========      =========
1993
  Current       $2,311,000     $260,000     $  610,000     $3,181,000
  Deferred      (1,042,000)     (85,000)      (147,000)    (1,274,000)
                 ----------     -------      ---------      ---------
                $1,269,000     $175,000     $  463,000     $1,907,000
                 =========      =======      =========      =========
1992
  Current       $2,434,000     $501,000     $  199,000     $3,134,000
  Deferred        (296,000)     (67,000)       157,000       (206,000)
                 ---------      -------      ---------      ---------
                $2,138,000     $434,000     $  356,000     $2,928,000
                 =========      =======      =========      =========

A reconciliation of the income tax provision (benefit) and the amount computed by applying the statutory U.S. income tax rate of 34% is as follows:

                                              Year Ended June 30,
                                    --------------------------------------
                                       1994          1993          1992
                                    ----------    ----------    ----------
Amount at statutory U.S. rate       $3,478,000    $1,662,000    $2,427,000
Other taxes, net of U.S.
  income tax benefit                   450,000       116,000       287,000
Other expenses not deductible
  for tax purposes                      80,000        76,000         6,000
Taxes on foreign earnings at
  different effective rates            209,000        48,000       191,000
Extraordinary item                    (194,000)            0             0
Other                                 (130,000)        5,000        17,000
                                     ---------     ---------     ---------
Income taxes (benefit)              $3,893,000    $1,907,000    $2,928,000
                                     =========     =========     =========

The net current and non-current components of the deferred income tax accounts as shown on the consolidated balance sheet at June 30, 1994 are:

                                             Total
                                           --------
    Current deferred tax liability         $181,000
    Net non-current deferred tax asset      (87,000)
                                            -------
    Net deferred tax liability             $ 94,000
                                            =======

The deferred tax assets and tax liabilities at June 30, 1994 are:

Assets:                                        1994
                                             ----------
      Accrued vacation & other expenses     $ 2,314,000
      Deferred rent                           1,084,000
      Foreign currency conversion               182,000
      Pension                                   168,000
                                              ---------
      Total deferred assets                 $ 3,748,000
                                              ---------
Liabilities:
      Unbilled revenue                      $(2,745,000)
      Foreign transactions                     (613,000)
      Depreciation                             (435,000)
      Other                                     (49,000)
                                             ----------
Total deferred liabilities                  $(3,842,000)
                                             ----------

Net deferred tax liability:                 $   (94,000)
                                             ==========

Commencing July 1, 1987, the Company adopted the accrual net of unbillable revenue method of accounting for tax purposes. Under this method, only revenue that is contractually billable is used to compute taxable income while certain expenses are not currently deductible.

The Company adopted SFAS No. 109 "Accounting for Income Taxes" effective July 1, 1993. Prior years financial statements were not restated. There was no material cumulative effect on the financial statements as the result of adoption of this standard.


NOTE 6.  COMMON STOCK

At June 30, 1993, the Company's common stock consisted of Class A and Class B Common Stock, each with a $.10 par value, and each with 40,000,000 shares authorized. There were 13,130,000 Class A shares and 115,000 Class B shares outstanding at June 30, 1993, of which 3,194,000 Class A shares and 39,000 Class B shares were carried in Treasury at their acquisition cost. In October 1993, by the provisions of the Company's Charter, the Class B shares automatically converted to Class A Common Stock on a one-for-one basis, after which the Company had only one class of Common Stock. As of June 30, 1994, there were 13,490,000 shares of Common Stock outstanding of which 3,251,000 shares are held in Treasury and are carried at their acquisition cost.


NOTE 7.  STOCK INCENTIVE PLAN

The Company has an employee stock incentive plan (the "Plan") which provides that key employees may be awarded some or all of the following: nonqualified stock options; incentive stock options within the meaning of the Internal Revenue Code; and the option to purchase Common Stock. The stock option exercise prices would generally be at fair market value on the date of grant. The period during which each option is exercisable is determined when granted, but in no event are they exercisable later than ten years from the date of grant or after December 31, 2000. Any debt securities awarded under the Plan would be subordinate to existing and future secured debt of the Company and would be offered to the employees for purchase at their fair market value.
The maximum number of shares which may be issued under the Plan is 5,200,000. As discussed in Note 6 above, the Class B Common Stock was converted automatically to Common Stock in 1993, and no further options for Class B will be issued.

Stock option activity and price information regarding the Plan follows:


                                          Number            Exercise
                                        of shares            Price
                                        ---------         -----------

Shares Under Option, July 1, 1991       2,056,000         $1.87-$3.34
     Granted                              380,000         $3.50-$5.09
     Exercised                           (778,000)        $1.87-$2.56
     Forfeited                            (28,000)        $1.87-$3.34
                                        ---------
Shares Under Option, June 30, 1992      1,630,000         $1.87-$5.09
     Granted                               28,000         $4.44-$4.75
     Exercised                            (41,000)        $1.87-$2.59
     Forfeited                            (98,000)        $1.87-$5.09
                                        ---------
Shares Under Option, June 30, 1993      1,519,000         $1.87-$5.03
     Granted                              108,000        $5.875-$5.94
     Exercised                           (244,000)       $1.875-$4.75
     Forfeited                             (2,000)           $3.50
                                       ----------
Shares Under Option, June 30, 1994      1,381,000         $1.87-$5.94
                                       ==========
Options Exercisable, June 30, 1994        766,000         $1.87-$5.94
                                       ==========


Exercise prices are based on the market price of the Company's Common Stock at the date the options are granted.


NOTE 8.  PENSION PLAN

The Company has a defined contribution pension plan covering approximately 60% of its employees. The total consolidated pension expense for each of the years ended June 30, 1994, 1993, and 1992 was $1,939,000, $1,690,000, and
$1,537,000 respectively. The Company funds current pension costs as they accrue annually. The plan is qualified under the United States Internal Revenue Code, as determined by the United States Internal Revenue Service.


NOTE 9.  LEASE COMMITMENTS

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire primarily over the next eight years.

The following is a schedule of future minimum lease payments under non-cancelable leases with a remaining term greater than one year as of June 30, 1994:

Year Ending           Operating
 June 30,              Leases
- - -----------           ---------

  1995               $8,658,000
  1996                7,626,000
  1997                6,027,000
  1998                4,966,000
  1999                3,507,000
  Later Years         8,246,000
                      ---------

  Total minimum
   lease payments    $39,030,000
                      ==========

Operating leases reflect the minimum lease payments for office facilities net of a minimal amount of sublease income. The Company has no significant long-term operating leases for office equipment.

Rent expense incurred from operating leases of real estate for 1994, 1993 and 1992 amounted to $6,708,000, $8,132,000, and $7,295,000 respectively. Rent expense arising from operating leases of equipment amounted to approximately $494,000, $466,000, and $429,000 in 1994, 1993, and 1992, respectively.


NOTE 10.   EXCESS FACILITIES AND LEASE TERMINATION COST

The excess facilities and lease termination costs incurred during the year ended June 30, 1993 consisted of the lease termination cost of $1.921 million. In April, 1991, the Company entered into a new lease agreement in an effort to consolidate various operations into one location. In connection with this agreement, the Company canceled an existing lease for its office space located in Fairfax, Virginia and, as a result, paid a lease termination penalty of $1,418,000. The lessor of the new facility reimbursed the Company for the termination penalty. The Company was required to expense the termination cost in 1991 and allocate the benefit of the reimbursement as a reduction in the rent expense over the future life of the new lease. The Company moved to their new location in fiscal year 1992. The unamortized balance of this amount is included in deferred rent in the accompanying consolidated balance sheets.

As a result of the Company's cancellation of the office lease in Fairfax, Virginia discussed above, the landlord sued the Company for breach of the lease. To settle this litigation, the Company paid the landlord $1.7 million and incurred legal fees of $221,000 during the FY93 Second Quarter.


NOTE 11.  CONTINGENCIES AND LITIGATION

Pentagen Technologies International, Ltd. ("Pentagen") filed two suits against CACI International Inc and two of its subsidiaries (collectively, "CACI").
One suit sought damages of $8 million and the other sought damages of $78 million and punitive damages of $234 million. In order to provide an expeditious redress of Pentagen's unfounded allegations and to compensate the

Company for any damage it may have suffered, the Company subsequently filed suit against Pentagen. In March 1994, the United States District Court for the Southern District of New York granted the Company's request that Pentagen's pending suit against the Company that had been previously removed from the New York Supreme Court be combined with the suit pending in the Southern District and be designated as "related" suits. Subsequently, these suits were both stayed pending further proceedings in the Company's suit in the Virginia Court. In June 1994, the Virginia Court issued an order declaring among other things, that CACI had not infringed Pentagen's copyright nor any trademark held by Pentagen, that Pentagen is liable for damages for tortious interference with CACI's business, and that Pentagen and the two Pentagen and Baird principals are liable for damages for defamation. In a subsequent order by the Virginia Court, CACI was awarded attorneys' fees of $110,550, court costs of $61,500, compensatory damages for defamation of $1,000, and punitive damages for defamation of $10,000. While the New York cases are still pending, it is expected that they will be resolved in the Company's favor. In any event, management is of the opinion that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial statements.

The Company is involved in various other lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Consolidated Financial Statements.


NOTE 12.  ACQUISITIONS

SofTech, Inc.

On December 1, 1993, the Company purchased certain contracts and assets consisting of the Government Services business of SofTech, Inc. for an initial purchase price of $4.2 million which has been allocated as $0.9 million for the fair value of fixed assets acquired and $3.3 million to Goodwill. The results of this acquisition have been included in the Company's operating results beginning December 1, 1993. If the acquisition had occurred at the beginning of fiscal 1994, revenues would have increased by approximately $10 million and $0.3 million in net income, which would have increased earnings per share by $0.03. Given that this acquisition represents only a limited number of contracts and assets of SofTech, Inc., it is impractical to impute accurately the comparable revenues and/or earnings this acquisition would have had on the Company's 1993 fiscal period.


American Legal Systems Corp.

On July 30, 1992, the Company acquired all of the outstanding stock of ALS for an initial purchase price of approximately $2.8 million. ALS is a service company providing litigation support to commercial customers. The transaction was accounted for as a purchase. The Company financed the transaction with bank borrowings under its existing unsecured line of credit. ALS's financial statements have been consolidated beginning August 1, 1992. Had the acquisition occurred at the beginning of 1993 or 1992 fiscal periods, the effect on the Company's financial statements would not have been material.

The purchase price is subject to an increase of up to $3 million provided significant performance objectives are reached during each of the three measurement years beginning October 1, 1992. Management is of the opinion that the Company has adequately provided for any contingent payments.


Other Acquisitions

During the first half of this fiscal period, the Company purchased a majority of the contracts and assets from Pinpoint Analysis Ltd. and Miracle Products Ltd. The excess purchase price over the net book value of the net assets acquired from these acquisitions equaled $330,000. This excess has been recorded as Goodwill and will be amortized for periods ranging from 3 to 15 years. Had the acquisitions occurred at the beginning of 1993 or 1992 fiscal periods, the effect on the Company's financial statements would not have been material.


NOTE 13.  SETTLEMENT OF SHAREHOLDER LAWSUITS

In September 1993, the Company announced an agreement, subject to approval by the courts, to settle its outstanding shareholder lawsuits. Under the terms of the agreement, the Company would reimburse the plaintiffs for certain legal fees and expenses. The Company would also establish a "fund" which would be available on a claims-made basis to cover certain defined losses by shareholders who sold their stock during the covered period. The Company also agreed to make a self-tender offer for a limited number of shares of its Common Stock at a price determined in the agreement.

The Company and the plaintiffs subsequently agreed to amend the terms of the self-tender because of the increase in the price of the Company's Common Stock since the original agreement was announced. Under the amended terms, the Company will offer a contingent self-tender for 1.3 million shares of Common Stock at $6.00 per share in the event that the average closing price for the Company's shares for twenty consecutive trading days during an approximate seven month period is below $6.00 per share. If the average closing price of the Company's shares does not fall below $6.00 per share for twenty consecutive trading days prior to February 28, 1995, the offer to self-tender will expire.

In July 1994, all parties to both suits filed with the Delaware Chancery Court a Stipulation and Agreement of Compromise and Settlement which provides for the settlement of both suits, subject to court approval. The Delaware Chancery Court has scheduled a hearing in November 1994 to consider the proposed settlement and any objection thereto that might be filed by a member of the plaintiff class.

Since January 1994, the Company's Common Stock has traded above the $6.00 per share tender price. Under the terms of the agreement, the Company is under no obligation to increase the tender price and has no current plans to do so. Accordingly, the Company cannot now predict how many shares, if any, it will obtain through the tender.

The Company accrued $300,000 (net of $194,000 tax benefit) as of September 30, 1993 to cover the estimated future costs of the settlement after reimbursement of certain costs by the Company's liability insurance carrier. This charge was reported as an extraordinary item in the first quarter of FY 1994.

In reaching the settlement, the Board of Directors did not acknowledge any wrongdoing. In its deliberations on these suits, the Board did not believe it was productive to continue to incur legal expenses and divert senior managements' attention at a time when the Company's revenue and operating income was growing.


NOTE 14.  SEGMENT INFORMATION

Revenue from contracts with the United States government for 1994, 1993, and 1992 amounted to approximately $130,000,000 (71% of revenues), $103,000,000
(71% of revenues), and $103,000,000 (74% of revenues), respectively.

Information about operations in the United States and foreign countries (primarily in Western Europe), after the elimination of intercompany transactions, consists of:


                                Earnings
                                 Before                  Identifiable
                                 Income      Net         Assets at
                   Revenue       Taxes *     Earnings**    Year End
                ------------   ----------   ----------   ------------
1994
- - ----
United States   $156,775,000   $6,651,000   $4,137,000   $56,568,000
Foreign           26,925,000    3,084,000    1,899,000    14,431,000
                 -----------    ---------    ---------    ----------
  Combined      $183,700,000   $9,735,000   $6,036,000   $70,999,000
                 ===========    =========    =========    ==========

1993
- - ----
United States   $127,413,000   $3,639,000   $2,195,000   $48,826,000
Foreign           17,735,000    1,248,000      785,000     9,591,000
                 -----------    ---------    ---------    ----------
  Combined      $145,148,000   $4,887,000   $2,980,000   $58,417,000
                 ===========    =========    =========    ==========

1992
- - ----
United States   $124,070,000   $6,505,000   $3,933,000   $45,757,000
Foreign           15,808,000      633,000      277,000    10,078,000
                 -----------    ---------    ---------    ----------
  Combined      $139,878,000   $7,138,000   $4,210,000   $55,835,000
                 ===========    =========    =========    ==========


* 1994 includes extraordinary loss of $494,000.

**  Contributions to consolidated net earnings after income tax effects.

NOTE 15.  QUARTERLY FINANCIAL DATA (UNAUDITED)


        Quarter                 1ST          2ND          3RD          4TH
        -------             -----------  -----------  -----------  -----------

Year Ended June 30, 1994
- - ------------------------
  Revenue                   $38,200,000  $43,966,000  $48,953,000  $52,581,000
  Costs and Expenses         35,975,000   41,586,000   46,178,000   49,732,000
  Income Taxes                  867,000      924,000    1,089,000    1,013,000
  Income before
    Extraordinary Item        1,358,000    1,456,000    1,686,000    1,836,000
  Extraordinary item:
    Cost of Shareholder
    Lawsuit Settlement
    (Net of $194,000
    Tax Benefit)               (300,000)           0            0            0
  Net Income                  1,058,000    1,456,000    1,686,000    1,836,000
                             ==========   ==========   ==========   ==========
  Earnings per share
    Income before
      Extraordinary Item    $      0.13  $      0.14  $      0.16  $      0.17
    Extraordinary Item            (0.03)        0.00         0.00         0.00
    Net Income                     0.10         0.14         0.16         0.17

Year Ended June 30, 1993
- - ------------------------
  Revenue                   $34,885,000  $37,339,000  $36,337,000  $36,587,000
  Costs and Expenses         33,171,000   37,628,000   34,561,000   34,901,000
  Income Taxes                  668,000     (112,000)     683,000      668,000
  Net Earnings                1,046,000     (177,000)   1,093,000    1,018,000
  Earnings per Share        $      0.10  $     (0.02) $      0.11  $      0.10

Year Ended June 30,1992
- - -----------------------
  Revenue                   $33,219,000  $35,791,000  $35,037,000  $35,831,000
  Costs and Expenses         31,541,000   33,988,000   33,296,000   33,916,000
  Income Taxes                  693,000      777,000      699,000      759,000
  Net Earnings                  985,000    1,026,000    1,042,000    1,156,000
  Earnings per Share        $      0.10  $      0.10  $      0.10  $      0.11



The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods have been included.

                     CACI INTERNATIONAL INC AND SUBSIDIARIES

                      SCHEDULES TO BE INCLUDED IN FORM 10-K

                          JUNE 30, 1994, 1993 AND 1992

                                                                   SCHEDULE V


                     CACI INTERNATIONAL INC AND SUBSIDIARIES
                          PROPERTY, PLANT AND EQUIPMENT
                   FOR YEARS ENDED JUNE 30, 1994, 1993 AND 1992

                  Balance                                Other
                    at                                  Changes      Balance
                 Beginning    Additions                   Add       at End of
Description      of Period     at Cost   Retirements    (Deduct)      Period
- - -----------      ---------    ---------  -----------    --------    ---------

1994
- - ----

Equipment &
 Furniture      $16,036,000  $3,028,000  $(2,208,000)  $1,620,000  $18,476,000

Leasehold
 Improvements     1,276,000     342,000            0       30,000    1,648,000
                 ----------   ----------  ----------    ---------   ----------
                $17,312,000  $3,370,000  $(2,208,000)  $1,650,000  $20,124,000
                 ==========   =========   ==========    =========   ==========

1993
- - ----

Equipment &
 Furniture      $14,034,000  $3,146,000  $  (697,000)  $ (447,000) $16,036,000

Leasehold
 Improvements     1,177,000     219,000      (14,000)    (106,000)   1,276,000
                 ----------   ---------   ----------    ---------   ----------
                $15,211,000  $3,365,000  $  (711,000)  $ (553,000) $17,312,000
                 ==========   =========   ==========    =========   ==========

1992
- - ----

Equipment &
 Furniture      $13,421,000  $2,875,000  $(2,804,000)  $  542,000  $14,034,000

Leasehold
 Improvements     3,284,000     632,000   (2,898,000)     159,000    1,177,000
                 ----------   ---------   ----------    ---------   ----------
                $16,705,000  $3,507,000  $(5,702,000)  $  701,000  $15,211,000
                 ==========   =========   ==========    =========   ==========

page 46
                                                                   SCHEDULE VI


                     CACI INTERNATIONAL INC AND SUBSIDIARIES
                   ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                   FOR YEARS ENDED JUNE 30, 1994, 1993 AND 1992

                  Balance    Additions                   Other
                    at       Charged to                 Changes      Balance
                 Beginning    Cost and                   Add        at End of
Description      of Period    Expenses   Retirements    (Deduct)      Period
- - -----------      ---------   ----------  -----------    --------    ---------

1994
- - ----

Equipment &
 Furniture      $ 9,032,000  $2,953,000  $(2,060,000)  $1,703,000  $11,628,000

Leasehold
 Improvements       593,000     138,000            0       10,000      741,000
                 ----------   ---------   ----------    ---------   ----------
                $ 9,625,000  $3,091,000  $(2,060,000)  $1,713,000  $12,369,000
                 ==========   =========   ==========    =========   ==========

1993
- - ----

Equipment &
 Furniture      $ 7,630,000  $2,657,000  $  (621,000)  $ (634,000) $ 9,032,000

Leasehold
 Improvements       520,000     120,000      (14,000)     (33,000)     593,000
                 ----------   ---------   ----------    ---------   ----------
                $ 8,150,000  $2,777,000  $  (635,000)  $ (667,000) $ 9,625,000
                 ==========   =========   ==========    =========   ==========

1992
- - ----

Equipment &
 Furniture      $ 7,691,000  $2,232,000  $(2,497,000)  $  204,000  $ 7,630,000

Leasehold
 Improvements     2,956,000     157,000   (2,704,000)     111,000      520,000
                 ----------   ---------   ----------    ---------   ----------
                $10,647,000  $2,389,000  $(5,201,000)  $  315,000  $ 8,150,000
                 ==========   =========   ==========    =========   ==========

                                                                SCHEDULE VIII

                     CACI INTERNATIONAL INC AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   FOR YEARS ENDED JUNE 30, 1994, 1993 AND 1992


                    Balance                               Other
                      at                                 Changes     Balance
                   Beginning   Additions                   Add      at End of
Description        of Period    at Cost    Retirements   (Deduct)    Period
- - -----------        ---------   ---------   -----------   --------   ---------

1994
- - ----

Reserves deducted
 from assets to
 which they apply:
  Allowances for
  doubtful
  receivables      $2,312,000   $294,000   $(1,105,000)  $ 163,000  $1,664,000
                    =========    =======    ==========    ========   =========

1993
- - ----

Reserves deducted
 from assets to
 which they apply:
  Allowances for
  doubtful
  receivables      $2,030,000   $274,000   $   640,000   $(632,000) $2,312,000
                    =========    =======    ==========    ========   =========

1992
- - ----

Reserves deducted
 from assets to
 which they apply:
  Allowances for
  doubtful
  receivables     $1,985,000    $230,000  $    59,000    $(244,000) $2,030,000
                   =========     =======   ==========     ========   =========

page 48
                                                                  SCHEDULE IX


                     CACI INTERNATIONAL INC AND SUBSIDIARIES
                              SHORT-TERM BORROWINGS
                   FOR YEARS ENDED JUNE 30, 1994, 1993 AND 1992


Column A         Column B   Column C    Column D       Column E     Column F
- - --------         --------   --------    --------       --------     --------
                                         Maximum        Average     Weighted
Category of                 Weighted     Amount          Amount      Average
 Aggregate        Balance   Average    Outstanding    Outstanding   Interest
Short-Term       at End of  Interest    During the     During the  Rate During
Borrowings        Period      Rate*       Period         Period    the Period*
- - -----------      ---------  --------   -----------    -----------  -----------

Year Ended
June 30, 1994:
Note Payable
                 $2,745,000   7.21%    $14,494,000    $ 8,375,000     4.98%




Year Ended
June 30, 1993:
Note Payable     $7,223,000   5.17%    $15,708,000    $10,144,000     4.6%




Year Ended
June 30, 1992:
Note Payable     $4,843,000   5.05%    $11,679,000     $6,457,000     5.3%





*  The rates shown in Column C are based on the balances shown in Column B.
The rates shown in Column F are based on the balances shown in Column E. The average amount of short-term borrowings outstanding during the period is computed by dividing the weighted average monthly balances in the period by the number of months in the period.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements with its independent accountant on accounting principles, practices or financial statement disclosure during the two years prior to the date of the most recent financial statements included in this Report.

                                   PART III


The Information required by Items 10, 11, 12, and 13 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to the Company's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements    (Refer to Item 8 above)
         Independent Auditors' Report
         Consolidated Balance Sheet as of June 30, 1994 and 1993
         Consolidated Statement of Operations for the Years Ended June 30,
           1994, 1993 and 1992
         Consolidated Statement of Cash Flows for the Years Ended June 30,
           1994, 1993 and 1992
         Consolidated Statement of Shareholders' Equity for the Years Ended
           June 30, 1994, 1993 and 1992
         Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules   (Refer to Item 8 above)
         Schedule V: Property, Plant, and Equipment for the Years Ended June 30, 1994,1993 and 1992
         Schedule VI: Accumulated Depreciation and Amortization of Property, Plant, and Equipment for the Years Ended June 30, 1994, 1993 and 1992
         Schedule VIII: Valuation and Qualifying Accounts for the Years Ended
                        June 30, 1994, 1993 and 1992
         Schedule IX: Short-Term Borrowings for the Years Ended June 30, 1994, 1993 and 1992

(a)(3) Exhibits and Exhibit Index (listed by numbers corresponding to the exhibit table of Item 601 regulation S-K)

   (3) Articles of Incorporation and By-laws:

       3.1 Certificate of Incorporation of the Registrant, as amended December 17, 1993.

       3.2  By-laws of CACI International Inc, as amended to date
            (incorporated by reference from Exhibit 3.2 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1993).

   (4) Instruments Defining the Rights of Security Holders:

       4.1 Clause FOURTH of the Registrant's Certificate of Incorporation, incorporated above as Exhibit 3.1.

       4.2 Shareholders' Agreement dated as of December 1, 1985 (incorporated herein by reference to Appendix D to the Proxy Statement included in the S-4).

  (10) Material Contracts:

      10.1 The 1986 Employee Stock Incentive Plan of the Registrant is incorporated by reference to the Registration Statement on Form S-8 filed with the Commission on October 13, 1987 (File No. 33-17864).

      10.2 The CACI Monthly Stock Investment Plan is incorporated by reference to the Registration Statement on Form S-8 filed with the Commission on June 24, 1988 (File No. 33-22766).

      10.3 Employment Agreement between the Registrant and Dr. J. P. London (incorporated herein by reference from Exhibit 10.3 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1992).

      10.4 Stock Purchase Agreement between the Registrant and Executor of the Estate of Herbert W. Karr (incorporated herein by reference from Exhibit 10.3 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1992).

      10.5 Form of Stock Option Agreement between the Registrant and certain employees (incorporated herein by reference from Exhibit 10.3 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1992).

      10.6 Merger Agreement dated July 30, 1992 between the Registrant, American Legal Systems Corporation, Michael McIntosh, A. Martin Erim and certain other parties (incorporated herein by reference from Exhibit 10.7 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1992).

      10.7 Letter of Intent dated September 1, 1993 to settle shareholder litigation denominated "Pfirman v. London, et al" and "Chrysogelos
            v. London, et al" (incorporated herein by reference from Exhibit
            10.7 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1993).

   (11) Computation of Earnings per Common and Common Equivalent Share

   (21) Significant subsidiaries of the Registrant, as defined in Section 1-02(v) of regulation S-X.

   (27) Financial Data Schedule

(b) . Form 8-K as of September 9, 1993, in which the Registrant reported the termination, by mutual consent, of continued exploratory discussions to merge a subsidiary of the Registrant and COMARCO, Inc.

       . The Registrant filed a Current Report on Form 8-K as of November 30,
         1993, in which the Registrant reported plans for a self-tender of shares of its Common Stock and settlement of shareholder lawsuits.

       . The Registrant filed a Current Report on Form 8-K as of June 23,

         1994, in which the Registrant reported the decision by the United States District Court for the Eastern District of Virginia which exonerated the Registrant of infringement allegations and found liability against the accusers for defamation and interference with business.

page 54
                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23th day of September, 1994.

                                       CACI International Inc



                                      By                   /s/
                                         -------------------------------------
                                         J. P. London
                                         Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

        Signature                  Title                           Date
        ---------                  -----                           ----


           /s/                                              September 23, 1994
- - ------------------------                                    ------------------
J.P. London                Chairman of the Board,
                           President, and Director
                           (Principal Executive Officer)

           /s/                                              September 23, 1994
- - ------------------------   Executive Vice President, Chief  ------------------
Samuel R. Strickland       Financial Officer, and Treasurer
                           (Chief Financial and Accounting
                           Officer)

          /s/                                               September 23, 1994
- - ------------------------   Director                         ------------------
Paul J. Coleman, Jr.


          /s/              Director                         September 23, 1994
- - ------------------------                                    ------------------
Alan S. Parsow


          /s/              Director                         September 23, 1994
- - ------------------------                                    ------------------
Larry L. Pfirman


          /s/              Director                         September 23, 1994
- - ------------------------                                    ------------------
Warren R. Phillips

          /s/              Director                         September 23, 1994
- - ------------------------                                    ------------------
Charles P. Revoile


          /s/              Director                         September 23, 1994
- - ------------------------                                    ------------------
William K. Sacks


          /s/              Director                         September 23, 1994
- - ------------------------                                    ------------------
John M. Toups