Form 10-K/A
period 1994-06-30
CACI INTERNATIONAL INC /DE/
filed 1994-09-28
CIK 16058

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

The Company has developed and holds proprietary rights in a number of computer software packages and databases, including, but not limited to: ACORN*, ADIIS, C-GATE,# CITYVIEWS, COMNET II.5*, COMNET III, COSTPRO*, DORIS*, EnterpriseView, FAR-TRIEVE*, GRID-MAP#, InSite-USA#, IRIS, L-NET#,
MARKET-
AMERICA#, MARKET*MASTER, MODSIM II*, NETOBJECT, NETWORK II.5*,
OBJECT.MGR,
Perfect-Mail*#, QuickBid*, renovate, SACONS-EDI, SACONS-FEDERAL*, SIDE, SIMANIMATION*, SIMBASE, SIMFACTORY*, SIMFACTORY II.5, SIMFLOW*,
SIMGRAPHICS*,
SIMLAB*, SIMOBJECT*, SIMPROCESS, SIMSCENARIO*, SIMSCRIPT II.5*,
SIMSNIPS*,
SIMSTRUCTOR*, SIMTrainer*, SIMVIDEO*, SITELINE*, SITE-POTENTIAL*#,
SUPERSITE*,
ULTRA RETRIEVE*, and ZIP-DEMOGRAPHICS*#.

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



              /s/
- - -----------------------------
Deloitte & Touche LLP


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

[/TABLE]

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

                                                Common Stock
                              -------------------------------------------
                                      Class A *               Class B
Cumulative
                               ---------------------    ------------------   Capital in                Currency
                                Shares                  Shares                Excess of    Retained
Translation    Treasury
                                Issued       Amount     Issued     Amount       Par
Earnings    Adjustments      Stock
                              ----------   ----------   -------    -------   ----------   ----------   -----------
- - ------------

                              <c

BALANCE, July 1, 1991         12,311,000   $1,231,000   109,000    $11,000   $1,595,000
$31,395,000   $(975,000)   $(8,298,000)
 Net Earnings                                                                               4,210,000
 Currency translation
  adjustments
894,000
 Stock Rights Redemption                                                       (105,000)
 Exercise of Stock Options
  (including $444,000
  income tax benefit)            778,000       78,000         0          0    1,829,000
  Treasury Shares purchased
   (598,000 Class A &
   4,000 Class B shares)
       (2,942,000)
                              ----------    ---------   -------     ------    ---------    ----------     -------
- - ---------

BALANCE, June 30, 1992        13,089,000   $1,309,000   109,000    $11,000   $3,319,000
$35,605,000   $ (81,000)  $(11,240,000)
 Net Earnings                                                                               2,980,000
 Currency translation
  adjustments
(1,435,000)
 Exercise of Stock Options
  (including $47,000
  income tax benefit)             41,000        4,000     6,000      1,000      135,000
 Treasury Shares purchased
  (23,000 Class A)
       (111,000)
                              ----------    ---------   -------     ------    ---------    ----------   ----------
- - ----------

BALANCE, June 30, 1993        13,130,000   $1,313,000   115,000    $12,000   $3,454,000
$38,585,000  $(1,516,000)  $(11,351,000)
 Net Earnings                                                                               6,036,000
 Currency translation
  adjustments
201,000
 Exercise of Stock Options
  (including $494,000
  income tax benefit)            245,000       24,000                         1,137,000
 Conversion of Class B
  shares                        115,000        12,000  (115,000)   (12,000)
 Treasury Shares purchased
  (18,923 shares)
        (157,000)
                             ----------     ---------   -------     ------    ---------    ----------    ---------
- - ---------
BALANCE, June 30, 1994        13,490,00    $1,349,000         0    $     0   $4,591,000
$44,621,000  $(1,315,000)    (11,508,000)


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