Form 10-Q
period 1994-09-30
CACI INTERNATIONAL INC /DE/
filed 1994-11-14
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended September 30, 1994

                        Commission File Number 0-8401
                        -----------------------------

                           CACI International Inc
                           ----------------------
            (Exact name of registrant as specified in its charter)

                                  Delaware
                                  --------
        (State or other jurisdiction of incorporation or organization)

                                 54-1345888
                                 ----------
                    (I.R.S. Employer Identification No.)

                  1100 North Glebe Road, Arlington, VA 22201
                  ------------------------------------------
                    (Address of principal executive offices)

                              (703) 841-7800
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class    Name of each exchange on which registered
- - - - -------------------    -----------------------------------------

      None                              None

Securities registered pursuant to Section 12(g) of the Act:

              CACI International Inc Common Stock, $0.10 par value
                            (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1994: CACI International Inc Common Stock, $0.10 par value, 9,989,000 shares.

                    CACI INTERNATIONAL INC AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION                                     Page

Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheet as of
           September 30, 1994 and June 30, 1994                       3

         Unaudited Consolidated Statement of Operations for the
           Three Months Ended September 30, 1994 and 1993             5

         Unaudited Consolidated Statement of Cash Flows for the
           Three Months Ended September 30, 1994 and 1993             6

         Notes to Unaudited Consolidated Financial Statements         7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        9



PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                          13

INDEX TO EXHIBITS                                                    14

SIGNATURES                                                           15

Page 3
Item 1.  FINANCIAL STATEMENTS

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                   ASSETS
                                   ------

                                      September 30, 1994   June 30, 1994
                                      ------------------   --------------
CURRENT ASSETS

Cash and equivalents                     $    20,000        $   941,000
Accounts receivable:
  Billed                                  38,754,000         35,668,000
  Unbilled                                15,827,000         14,420,000
                                         -----------         ----------
  Total accounts receivable               54,581,000         50,088,000
                                         -----------         ----------

Prepaid expenses and other                 5,081,000          5,067,000
                                         -----------         ----------
TOTAL CURRENT ASSETS                      59,682,000         56,096,000
                                         -----------         ----------

PROPERTY AND EQUIPMENT, NET
Equipment and furniture                   18,967,000         18,476,000
Leasehold improvements                     1,695,000          1,648,000
                                         -----------         ----------
Property and equipment, at cost           20,662,000         20,124,000
Accumulated depreciation
  and amortization                       (12,745,000)       (12,369,000)
                                         -----------         ----------

TOTAL PROPERTY AND EQUIPMENT, NET          7,917,000          7,755,000
                                         -----------         ----------


GOODWILL, NET                              5,795,000          5,921,000
OTHER ASSETS                                 942,000          1,001,000
DEFERRED INCOME TAXES                        348,000            226,000
                                         -----------         ----------

TOTAL ASSETS                             $74,684,000        $70,999,000
                                         ===========         ==========

Page 4
                    CACI INTERNATIONAL INC AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                      September 30, 1994   June 30, 1994
                                      ------------------   --------------

CURRENT LIABILITIES
Note payable                                  $6,950,000    $2,745,000
Accounts payable and accrued expenses         14,380,000    14,848,000
Accrued compensation and benefits             10,088,000    10,712,000
Deferred rent expense                            535,000       454,000
Income taxes payable                           1,693,000     1,829,000
Deferred income taxes                            637,000       181,000
                                             -----------   -----------
TOTAL CURRENT LIABILITIES                     34,283,000    30,769,000
                                             -----------   -----------

DEFERRED RENT EXPENSES                         2,392,000     2,353,000
DEFERRED INCOME TAXES                            143,000       139,000


SHAREHOLDERS' EQUITY
Common stock - $.10 par value,
  40,000,000 shares authorized,
  13,515,000 and 13,490,000 shares issued      1,352,000     1,349,000
Capital in excess of par                       4,732,000     4,591,000
Retained earnings                             46,534,000    44,621,000
Cumulative currency translation adjustments   (1,090,000)   (1,315,000)
Treasury stock, at cost
  (3,526,000 shares and 3,251,000 shares)    (13,662,000)  (11,508,000)
                                              ----------    ----------
TOTAL SHAREHOLDERS' EQUITY                    37,866,000    37,738,000
                                              ----------    ----------


TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $74,684,000   $70,999,000
                                              ==========    ==========







See notes to consolidated financial statements (unaudited).

Page 5
                   CACI INTERNATIONAL INC AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                            Three Months Ended September 30,
                                                  1994              1993
                                            --------------------------------

REVENUE                                       $54,881,000      $38,200,000
                                              -----------       ----------

COSTS AND EXPENSES:
Direct costs                                   29,657,000       19,685,000
Indirect costs and selling expenses            20,783,000       15,311,000
Depreciation and amortization                   1,163,000          888,000
                                              -----------       ----------
  Total Operating Expenses                     51,603,000       35,884,000
                                              -----------       ----------

                                                3,278,000        2,316,000

  Interest expense                                142,000           91,000
                                              -----------       ----------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                        3,136,000        2,225,000

INCOME TAXES                                    1,223,000          867,000
                                              -----------       ----------


INCOME BEFORE EXTRAORDINARY ITEM                1,913,000        1,358,000
                                              -----------       ----------

EXTRAORDINARY ITEM - COST OF SHAREHOLDER
  LAWSUIT SETTLEMENT,
  (NET OF $194,000 TAX BENEFIT)                         0         (300,000)
                                              -----------       ----------

NET INCOME                                    $ 1,913,000       $1,058,000
                                              ===========       ==========

EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE:

Income before extraordinary item                    $0.18            $0.13
Extraordinary item                                   0.00            (0.03)
Net income                                           0.18             0.10

AVERAGE NUMBER OF SHARES AND
  EQUIVALENT SHARES OUTSTANDING                10,595,000       10,384,000

Dividends paid per share                             NONE             NONE
                                              ===========       ==========

See notes to consolidated financial statements (unaudited).

Page 6
                 CACI INTERNATIONAL INC AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                           Three Months Ended September 30,
                                                  1994             1993
                                           --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $ 1,913,000     $ 1,058,000
Reconciliation of net income to net cash
  provided by (used in) operating activities:
Depreciation and amortization                     1,163,000         888,000
Provision for deferred income taxes                 332,000        (606,000)
Changes in operating assets and liabilities:
  Accounts receivable                            (4,270,000)       (162,000)
  Prepaid expenses and other assets                 (42,000)       (717,000)
  Accounts payable and accrued expenses            (649,000)        655,000
  Accrued compensation and benefits                (585,000)         47,000
  Deferred rent expense                             119,000         (19,000)
  Income taxes payable                             (149,000)        128,000
                                                 ----------      ----------
Net cash provided by (used in)
  operating activities                           (2,168,000)      1,272,000
                                                 ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment             (939,000)       (460,000)
Other, net                                          (60,000)       (200,000)
                                                 ----------      ----------
Net cash used in investing activities              (999,000)       (660,000)
                                                 ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds under line-of-credit                    25,228,000      18,513,000
Reductions under line-of-credit                 (21,023,000)    (21,291,000)
Issuance of common stock                            143,000          20,000
Purchase of common stock for treasury            (2,154,000)              0
                                                 ----------      ----------
Net cash provided by (used in)
  financing activities                            2,194,000      (2,758,000)
                                                 ----------      ----------
EFFECT OF EXCHANGE RATES ON CASH AND
EQUIVALENTS:                                         52,000          11,000
                                                 ----------      ----------
Net decrease in cash and equivalents               (921,000)     (2,135,000)
Cash and equivalents, beginning of period           941,000       2,725,000
                                                 ----------      ----------
Cash and equivalents, end of period             $    20,000      $  590,000
                                                 ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the year for:
Income taxes, net of refunds                      1,025,000        (116,000)
                                                 ===========     ==========
Interest                                            120,000         100,000
                                                 ===========     ==========
See notes to consolidated financial statements (unaudited).

Page 7
                       CACI INTERNATIONAL INC AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the unaudited accompanying consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1994.

B.     Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of $1,016,000 and $1,664,000 at September 30, 1994 and June 30, 1994,
respectively.

C.     Settlement of Shareholder Lawsuits

On September 2, 1993, the Company announced an agreement, subject to approval by the courts, to settle its outstanding shareholder lawsuits. Under the terms of the agreement, the Company will reimburse the plaintiffs for certain legal fees and expenses. The Company would also establish a "Fund" which would be available on a claims-made basis to cover certain defined losses incurred by shareholders who sold their stock during the covered period. The Company also agreed to make a self-tender offer for a limited number of shares of its Common Stock at a price determined in the agreement. Hearings by the Courts on the settlement are scheduled to commence during the next fiscal quarter.

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

The Company accrued $300,000 (net of $194,000 tax benefit) as of September 30, 1993 to cover the estimated future costs of the settlement after reimbursement of certain costs by the Company's liability insurance carrier. This amount was reported as an extraordinary item in the first quarter of FY 1994.

In reaching the settlement, the Board of Directors did not acknowledge any wrongdoing. In its deliberations on these suits, the Board did not believe it was productive to continue to incur legal expenses and divert senior managements' attention at a time when the Company's plan to enhance shareholder value was proving out and revenue and operating income were growing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the relative percentages that the items of expense and earnings bear to revenue for the quarters ended September 30, 1994 and 1993.

                                           Percentage of Revenue
                                                Three Months
                                           ---------------------
                                           FY 1995       FY 1994


Revenue                                     100.0%        100.0%
Costs and Expenses
  Direct Costs                               54.0%         51.5%
  Indirect Costs and Selling Expenses        37.9%         40.1%
  Depreciation and Amortization               2.1%          2.4%
                                            ------        ------
    Operating Expenses                       94.0%         94.0%

Operating Income                              6.0%          6.0%
Interest Expense                              0.3%          0.2%
                                            ------        ------
Income Before Income Taxes and
    Extraordinary Items                       5.7%          5.8%
Income Taxes                                  2.2%          2.2%
                                            ------        ------
Income Before Extraordinary Item              3.5%          3.6%

Extraordinary Item (Net of Tax Benefit)       0.0%         (0.8%)
                                            ------        ------
   Net Income                                 3.5%          2.8%
                                            ======        ======

THREE MONTHS ENDED 9/30/94 COMPARED WITH THREE MONTHS ENDED 9/30/93

Revenue for the current quarter was up $16.7 million or 44% to $54.9 million from $38.2 million in last year's first fiscal quarter. The increase was the result of a $9.9 million (52%) increase in revenue from the U.S. Department of Defense ("DoD"), a $3.5 million increase (54%) in revenue from contracts with the U.S. Department of Justice ("DoJ"), a $1.9 million increase (18%) in revenue from commercial customers, $0.9 million increase (168%) in revenue from Federal agencies other than DoD or DoJ, and $0.5 million increase (26%) in revenue from state governments.

Of the $9.9 million (52%) increase in revenue from DoD contracts, approximately $6.4 million (65%) was the result of the acquisition of the government services business of SofTech, Inc. on December 1, 1993, with the remainder derived from new contracts and add-ons to existing contracts. DoD-derived revenue accounted for 53% of total revenue during the current quarter, compared to 50% of total revenue during the last year's first quarter.

The DoJ growth was a result of new contract awards for automated litigation support services which the Company won competitively in the spring and summer of 1993. For the quarter, DoJ revenue accounted for 18% of total company revenue versus last year's 17% for the same period. Although revenue from DoJ is dependent upon the level of DoJ litigation case load the Company is supporting at any period in time, the Company believes DoJ-derived revenue will continue to increase for the balance of this fiscal year.

The $1.9 million (18%) increase in commercial revenue is the result of a 49% increase in revenue from the U.K. operation. The substantial growth in U.K. revenue is the result of (i) added expansion into the information systems market area; (ii) increase in the size of the sales force; (iii) augmentation of the data base marketing business; (iv) continued improvement of the U.K. economy; and (v) the early FY 1994 acquisitions of Pinpoint and Miracle (discussed in the "Liquidity and Capital Resources" below).

Direct contract costs grew by $10 million (51%) from $19.7 million to $29.7 million. Direct labor, the principal driving component of contract revenue, was up $6.1 million or 49%, while non-labor direct costs increased $3.9 million or 54%. Direct costs, as a percentage of revenue, increased to 54.0% from 51.5%. This increase was attributable to a decline in the mark-up on direct labor, which is the result of the increasing competition for Federal Government contracts, and a relative increase in less profitable non-labor direct costs, which increased from 18.7% to 20.0% of revenue.

Indirect costs grew by $5.5 million or 36% to $20.8 million from $15.3 million but, as a percentage of revenue, declined to 38% from 40%. The decrease reflects the Company's continuing emphasis on reducing administrative indirect costs while increasing funds for marketing and bid and proposal (B&P) efforts. As a result of this management emphasis and despite the 44% increase in revenue, indirect labor increased by only $0.9 million or 27% and, as a percentage of revenue, decreased from 8.3% to 7.3%.

Indirect costs also increased in B&P labor, incentive compensation and fringe benefits. B&P labor increased in response to increases in the volume of actual and planned proposals for the year. Incentive compensation (profit bonuses, sales commission and other pay for performance) grew because of the increased revenue and profit. Fringe benefits, the largest category of indirect expenses (33% of total), increased in proportion to the increase in total payroll (direct labor, B&P labor, indirect labor and incentive compensation).

Depreciation and amortization increased by $0.3 million to $1.2 million from $0.9 million. An increased level of fixed assets (primarily computing and network equipment), necessitated by internal growth and obtained through acquisitions, accounted for 71% of the growth. The other 29% of the growth was the result of the Goodwill amortization.

Income before interest, income taxes and extraordinary item grew $962,000 or 42% from $2.3 million to $3.3 million. The increase resulted primarily from the increase in revenue.

Interest costs totalled $142,000 (0.3% of revenue) and were up $51,000 (56%) from last year's $91,000. The increase is a result of (i) a $2.6 million or 40% increase in average borrowings from $6.5 million to $9.1 million; and
(ii) a 24.5% increase in the effective interest rate from 5% to 6.2%. The increase in borrowings was caused by the Company's current high growth rate, the acquisitions made since last year's first quarter, and the stock buy back program discussed under "Liquidity and Capital Resources" (see below).

Income before income taxes and extraordinary item rose to $3.1 million from last year's earnings of $2.2 million. The $911,000 (41%) increase was primarily attributable to the growth in operating income with a slight offset by the increase in interest expense.

Income tax expense of $1,223,000 is consistent with the growth in income before income tax as the effective tax rate has remained constant from year to year.

The FY 1994 extraordinary item reflects a provision at September 30, 1993 to cover the cost of settling the outstanding shareholder lawsuits. The provision equates to a $494,000 pre-tax expense, and $300,000 net of tax expense. See Note C to the Unaudited Consolidated Financial Statements. Also, see comments under "Liquidity and Capital Resources" below.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash is from operating activities and bank borrowings. The Company's primary requirement for working capital is to carry billed and unbilled receivables, a majority of which are due under prime contracts with the U.S. Federal Government, or subcontracts thereunder.

During the first quarter of FY 1995, the Company purchased for Treasury Stock 275,000 shares of Common Stock at an aggregate price of $2.154 million. In addition, the Company is pursuing a strategy of small, synergistic, niche acquisitions designed to broaden its client and product base in its Information Technology business portfolio. Although no acquisitions were made in the current quarter, the Company continues to seek and review potential candidates.

As noted earlier, under the terms of the shareholder litigation settlement agreement, the Company agreed to initiate a contingent self-tender for 1.3 million of its Common Shares at a price of $6.00 per share in the event that the average closing price for the Company's shares for twenty consecutive trading days, between July 22, 1994 and February 28, 1995, is below $6.00 per share. If the Company's shares do not trade below $6.00 per share in twenty consecutive days prior to February 28, 1995, the offer for the self-tender will expire. If the tender is accomplished as announced and fully subscribed, the Company's debt will increase by approximately $7.8 million, and its shareholder equity will decrease by a like amount. Hence, the Company's capital structure will be significantly changed if the self-tender is fully subscribed. As of October 31, 1994, the Company's stock price was substantially above the $6.00 per share tender price. Under the terms of the agreement, the Company is under no obligation to increase the tender price and has no current plans to do so. Moreover, in view of (i) the substantial difference between the present price of the Company's stock and the $6.00 per share contingent tender price, and (ii) the fact that the reviewing Court must approve a settlement including a proposed contingent self-tender on the terms set forth above, the Company cannot at this time predict with assurance that a self-tender will be part of the final, court-approved settlement. Accordingly, the Company cannot now predict how many shares, if any, it will obtain through the tender, or whether a tender will occur.

The Company's principal source of cash, other than from operations, is its $20 million unsecured line of credit with Signet Bank in the U.S., and a 500,000 pounds sterling unsecured line with the National Westminster Bank in London, England. These credit lines expire on January 31, 1995 and in November, 1995 respectively. The Company believes they can be renewed and increased as necessary to cover the transactions described above. Accordingly, the Company believes that the combination of internally generated funds, available bank credit and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

                                  PART II
                             OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Pfirman and Chrysogelos Litigation

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1991 for a description of the two pending shareholder suits against the Registrant, and against the directors of the Registrant entitled "Pfirman v. London, et al.", and "Chrysogelos v. London, et al". Reference is also made to Part I, Item 3 in the Registrant's Annual Report on Form 10-K for the year ending June 30, 1994. Since the aforementioned filing of the Registrant's reports, on which
Part I, Item 3, Legal Proceedings, was current, the information reported therein on pending legal proceedings instituted against the Registrant has not changed.

In view of Director Pfirman's continuing adverse interest in this case as a name plaintiff, during the period before final settlement, Director Pfirman excused and will continue to excuse himself from all Board discussions concerning these cases and the Settlement Agreement.


Pentagen Technologies International, Ltd. v. CACI International Inc, et al.

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ending June 30, 1994 for the most recently filed information concerning the lawsuit filed on July 1, 1993, against the Registrant by Pentagen Technologies International, Ltd. (Pentagen) in the Supreme Court for the State of New York alleging conversion of intellectual property and violation of statutory duties as to appropriation of computer software, and the lawsuit filed December 10, 1993 against the Registrant in the United States District Court for the Southern District of New York alleging copyright and trademark infringement and violation of the Major Fraud Against the United States Act. Since the filing of the Registrant's report indicated above, the information reported therein on pending legal proceedings has not changed.

The Registrant believes that the allegations of these cases are without merit and intends to vigorously defend itself.


CACI International Inc, et al. v. Pentagen Technologies, Ltd., et al.

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ending June 30, 1994 for the most recently filed information concerning the lawsuit filed on December 22, 1993, in the United States District Court for the Eastern District of Virginia against Pentagen Technologies International, Ltd., Baird Technologies, Inc., John C. Baird and Mitchell R. Leiser (principals of Pentagen and Baird).

The lawsuit was brought by the Registrant in order to provide an expeditious redress of Pentagen's unfounded allegations including the allegations in the lawsuits brought by Pentagen in New York as described above, and to compensate the Registrant for any damage it may have suffered because of the defendants' unfounded accusations.

The suit seeks declaratory judgements that the Registrant and its subsidiary have not infringed on Pentagen's copyright and trademark rights, damages for the defendants' defamation of the Registrant and for their tortuous interference with the Registrant's contracts, and damages for Baird Technologies' breach of its contractual obligation to indemnify the Registrant against any infringement claims.

Since the filing of the Registrant's report indicated above, the information reported therein on pending legal proceedings has changed as set forth below:

On September 2, 1994, defendants filed an Amended Notice of Appeal.

The Registrant filed a Cross Appeal on September 12, 1994 from (i) the judgement in favor of the defendants on the issue of the Registrant's breach of contract claim (Count III); (ii) the Order vacating the Court's judgement in favor of the Registrant and finding for the defendants on the tortuous interference claim (Count IV); and (iii) the award of damages to the Registrant on the defamation claim (Count V). The Registrant is engaged in discovery to identify defendant's assets for satisfying the monetary award.




                 CACI INTERNATIONAL INC AND SUBSIDIARIES

                            INDEX TO EXHIBITS




Exhibit
Number      Title

  11        Computation of Earnings per Common and
              Common Equivalent Share

  27        Financial Data Schedule

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              CACI International Inc
                                              ----------------------
                                                   (Registrant)




Date:  November 11, 1994     By:         /s/
                                  ----------------------------------
                                   Dr. J.P. London
                                   Chairman of the Board,
                                   President, and Director
                                   (Principal Executive Officer)


Date:  November 11, 1994    By:          /s/
                                   ---------------------------------
                                   Samuel R. Strickland
                                   Executive Vice President,
                                   Chief Financial Officer, and Treasurer
                                   (Principal Financial and Accounting
                                   Officer)