Form 10-Q
period 1994-12-31
CACI INTERNATIONAL INC /DE/
filed 1995-02-07
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 31, 1994


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

      Title of each class     Name of each exchange on which registered
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1994: CACI International Inc Common Stock, $0.10 par value, 10,012,000 shares.

                     CACI INTERNATIONAL INC AND SUBSIDIARIES


PART I:   FINANCIAL INFORMATION                                    Page

Item 1.   Financial Statements

          Unaudited Consolidated Balance Sheet as of
            December 31, 1994 and June 30, 1994                      3

          Unaudited Consolidated Statement of Operations for the
            Three Months Ended December 31, 1994 and 1993            5

          Unaudited Consolidated Statement of Operations for the
            Six Months Ended December 31, 1994 and 1993              6

          Unaudited Consolidated Statement of Cash Flows for the
            Six Months Ended December 31, 1994 and 1993              7

          Notes to Unaudited Consolidated Financial Statements       8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     10



PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                         15

INDEX TO EXHIBITS                                                   17

SIGNATURES

Item 1.  FINANCIAL STATEMENTS

                     CACI INTERNATIONAL INC AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET (UNAUDITED)



                                   ASSETS
                                   ------

                                       December 31, 1994       June 30, 1994
                                       -----------------       -------------
CURRENT ASSETS
Cash and equivalents                       $     314,000        $    941,000
Accounts receivable:
  Billed                                      42,765,000          35,668,000
  Unbilled                                    15,737,000          14,420,000
                                            ------------         -----------
Total accounts receivable                     58,502,000          50,088,000

Prepaid expenses and other                     5,111,000           5,067,000
                                            ------------         -----------
TOTAL CURRENT ASSETS                          63,927,000          56,096,000
                                            ------------         -----------

PROPERTY AND EQUIPMENT, NET
  Equipment and furniture                     19,805,000          18,476,000
  Leasehold improvements                       1,780,000           1,648,000
                                            ------------         -----------
  Property and equipment, at cost             21,585,000          20,124,000
  Accumulated depreciation and
    amortization                             (13,566,000)        (12,369,000)
                                            ------------         -----------

TOTAL PROPERTY AND EQUIPMENT, NET              8,019,000           7,755,000
                                            ------------         -----------


GOODWILL, NET                                  5,670,000           5,921,000
OTHER ASSETS                                     831,000           1,001,000
DEFERRED INCOME TAXES                            236,000             226,000
                                            ------------         -----------

TOTAL ASSETS                                $ 78,683,000        $ 70,999,000
                                            ============         ===========

                      CACI INTERNATIONAL INC AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET (UNAUDITED)

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

                                       December 31, 1994       June 30, 1994
                                       -----------------       -------------


CURRENT LIABILITIES
Note payable                               $   7,485,000        $  2,745,000
Accounts payable and accrued expenses         15,347,000          14,848,000
Accrued compensation and benefits             10,927,000          10,712,000
Deferred rent expense                            516,000             454,000
Income taxes payable                           1,374,000           1,829,000
Deferred income taxes                            611,000             181,000
                                           -------------        ------------
TOTAL CURRENT LIABILITIES                     36,260,000          30,769,000
                                           -------------        ------------

DEFERRED RENT EXPENSES                         2,418,000           2,353,000
DEFERRED INCOME TAXES                            143,000             139,000


SHAREHOLDERS' EQUITY
Common stock - $.10 par value,
  40,000,000 shares authorized,
  13,538,000 and 13,490,000 shares issued      1,354,000           1,349,000
Capital in excess of par                       4,880,000           4,591,000
Retained earnings                             48,522,000          44,621,000
Cumulative currency translation adjustments   (1,232,000)         (1,315,000)
Treasury stock, at cost
  (3,526,000 shares and 3,251,000 shares)    (13,662,000)        (11,508,000)
                                            ------------         -----------
TOTAL SHAREHOLDERS' EQUITY                    39,862,000          37,738,000
                                            ------------         -----------



TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $78,683,000         $70,999,000
                                            ------------         -----------

See notes to consolidated financial statements (unaudited).

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                            Three Months Ended December 31,
                                                  1994               1993
                                            -------------------------------

REVENUE                                      $ 57,394,000      $ 43,966,000

COSTS AND EXPENSES:
Direct costs                                   31,333,000        22,596,000
Indirect costs and selling expenses            21,494,000        17,891,000
Depreciation and amortization                   1,192,000         1,011,000
                                              -----------       -----------
Total Operating Expenses                       54,019,000        41,498,000
                                              -----------       -----------

                                                3,375,000         2,468,000

Interest expense                                  149,000            88,000
                                              -----------        ----------


INCOME BEFORE INCOME TAXES                      3,226,000         2,380,000

INCOME TAXES                                    1,238,000           924,000
                                              -----------        ----------


NET INCOME                                    $ 1,988,000        $1,456,000
                                              ===========        ==========

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:                          $0.19             $0.14
                                              ===========        ==========

AVERAGE NUMBER OF SHARES AND
  EQUIVALENT SHARES OUTSTANDING                10,600,000        10,516,000
                                              ===========        ==========

Dividends paid per share                             NONE              NONE
                                              ===========        ==========



See notes to consolidated financial statements (unaudited).

Page 6
                     CACI INTERNATIONAL INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                               Six Months Ended December 31,
                                                     1994           1993
                                               -----------------------------
REVENUE                                          $112,275,000    $82,166,000

COSTS AND EXPENSES:
Direct costs                                       60,990,000     42,281,000
Indirect costs and selling expenses                42,277,000     33,202,000
Depreciation and amortization                       2,355,000      1,899,000
                                                 ------------     ----------

Total Operating Expenses                          105,622,000     77,382,000
                                                 ------------     ----------

                                                    6,653,000      4,784,000

Interest expense                                      291,000        179,000
                                                 ------------     ----------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                            6,362,000      4,605,000

INCOME TAXES                                        2,461,000      1,791,000
                                                  -----------     ----------

INCOME BEFORE EXTRAORDINARY ITEM                    3,901,000      2,814,000
                                                  -----------     ----------

EXTRAORDINARY ITEM - COST OF SHAREHOLDER
  LAWSUIT SETTLEMENT,
  (NET OF $194,000 TAX BENEFIT)                             0       (300,000)
                                                  -----------     ----------

NET INCOME                                        $ 3,901,000     $2,514,000
                                                  ===========     ==========

EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE:

Income before extraordinary item                        $0.37          $0.27
Extraordinary item                                       0.00          (0.03)
Net income                                               0.37           0.24
                                                   ==========     ==========

AVERAGE NUMBER OF SHARES AND
  EQUIVALENT SHARES OUTSTANDING                    10,598,000     10,450,000
                                                   ==========     ==========

Dividends paid per share                                 NONE           NONE
                                                   ==========     ==========

See notes to consolidated financial statements (unaudited).

Page 7
                     CACI INTERNATIONAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                Six Months Ended December 31,
                                                      1994           1993
                                                ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $3,901,000       $2,514,000
Reconciliation of net income to net cash
  provided by (used in) operating activities:
Depreciation and amortization                      2,355,000        1,899,000
Provision for deferred income taxes                  418,000         (494,000)
Loss (gain) on sale of property and equipment              0            2,000
Changes in operating assets and liabilities:
  Accounts receivable                             (8,366,000)      (5,166,000)
  Prepaid expenses and other assets                 (209,000)        (416,000)
  Accounts payable and accrued expenses              379,000        3,620,000
  Accrued compensation and benefits                  263,000        1,084,000
  Deferred rent expense                              126,000            2,000
  Income taxes payable                              (450,000)         313,000
                                                  -----------      ----------
Net cash provided by (used in)
  operating activities                            (1,583,000)       3,358,000
                                                  -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment            (1,910,000)      (1,987,000)
Acquisitions                                               0       (3,623,000)
Other, net                                           (57,000)        (305,000)
                                                  -----------      ----------
Net cash used in investing activities             (1,967,000)      (5,915,000)
                                                  -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds under line-of-credit                     49,605,000       42,031,000
Reductions under line-of-credit                  (44,865,000)     (41,719,000)
Issuance of common stock                             294,000           76,000
Purchase of common stock for treasury             (2,154,000)               0
                                                  -----------      ----------
Net cash provided by (used in)
  financing activities                             2,880,000          388,000
                                                  -----------      ----------
EFFECT OF EXCHANGE RATES ON CASH AND
EQUIVALENTS:                                          43,000          (42,000)
                                                  ----------       ----------
Net decrease in cash and equivalents                (627,000)      (2,211,000)
Cash and equivalents, beginning of period            941,000        2,725,000
                                                  -----------       ---------
Cash and equivalents, end of period                 $314,000         $514,000
                                                  ===========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes, net of refunds                       2,627,000          482,000
                                                  ===========       =========
Interest                                             280,000          175,000
                                                  ===========       =========
See notes to consolidated financial statements (unaudited).

Page 8
                     CACI INTERNATIONAL INC AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

B.     Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of $1,080,000 and $1,664,000 at December 31, 1994 and June 30, 1994,
respectively.

C.     Settlement of Shareholder Lawsuits

On September 2, 1993, the Company announced an agreement, subject to approval by the courts, to settle its outstanding shareholder lawsuits. Under the terms of the agreement, the Company agreed to reimburse the plaintiffs for certain legal fees and expenses. The Company agreed to also establish a "Fund" which would be available on a claims-made basis to cover certain defined losses incurred by shareholders who sold their stock during the covered period. The Company also agreed to make a self-tender offer for a limited number of shares of its Common Stock at a price determined in the agreement.

The Company and the plaintiffs subsequently agreed to amend the terms of the self-tender because of the increase in the price of the Company's Common Stock since the original agreement was announced. Under the amended terms, the Company agreed to make a contingent self-tender for 1.3 million shares of Common Stock at $6.00 per share in the event that the average closing price for the Company's shares for twenty consecutive trading days prior to February 28, 1995 is below $6.00 per share. If the average closing price of the Company's shares does not fall below $6.00 per share for twenty consecutive trading days prior to that date, the contingent self-tender will expire.

Both the Delaware Chancery Court and the Federal District Court reviewed the settlement during the past fiscal quarter, determined that all issues in the respective cases were resolved by the settlement, and ordered that the cases be dismissed on the merits with prejudice on the basis of the settlement. The parties are now engaged in inplementing the terms of the settlement.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth the relative percentages that the items of expense and earnings bear to revenue for the three and six months ended December 31, 1994 and 1993.

                                                Percentage of Revenue
                                       Three Months              Six Months
                                       -------------------------------------
                                       FY 1995   FY 1994   FY 1995   FY 1994


Revenue                                 100.0%    100.0%    100.0%    100.0%
Costs and Expenses
  Direct Costs                           54.6%     51.4%     54.3%     51.5%
  Indirect Costs and Selling Expenses    37.4%     40.7%     37.7%     40.4%
  Depreciation and Amortization           2.1%      2.3%      2.1%      2.3%
                                        ------   -------    ------   -------
    Operating Expenses                   94.1%     94.4%     94.1%     94.2%
                                        ------   -------    ------   -------

Operating Income                          5.9%      5.6%      5.9%      5.8%
Interest Expense                          0.3%      0.2%      0.3%      0.2%
                                        ------   -------    ------   -------
Income Before Income Taxes and
    Extraordinary Items                   5.6%      5.4%      5.6%      5.6%
Income Taxes                              2.2%      2.1%      2.2%      2.2%
                                        ------   -------    ------   -------
Income Before Extraordinary Item          3.4%      3.3%      3.4%      3.4%

Extraordinary Item (Net of Tax Benefit)   0.0%      0.0%      0.0%      0.4%
                                        ------   -------    ------   -------
    Net Income                            3.4%      3.3%      3.4%      3.0%
                                        ======   =======    ======   =======


THREE MONTHS ENDED 12/31/94 COMPARED WITH THREE MONTHS ENDED 12/31/93

Revenue for the current quarter was up $13.4 million or 31% to $57.4 million from $44.0 million in last year's second fiscal quarter. The increase was the result of a $6.9 million (30%) increase in revenue from the U.S. Department of Defense ("DoD"), a $5.1 million increase (70%) in revenue from contracts with the U.S. Department of Justice ("DoJ"), $0.5 million increase (42%) in revenue from Federal agencies other than DoD or DoJ, and $1.0 million increase (91%) in revenue from state governments.

The $6.9 million increase in revenue from DoD contracts was primarily from the acquisition of the government services business of SofTech, Inc. on December 1, 1993. DoD-derived revenue accounted for 51.4% of total revenue during the current quarter, compared to 51.5% of total revenue during the last year's second quarter.

The DoJ growth was a result of new litigation brought by DoJ, which the Company is supporting. For the quarter, DoJ revenue accounted for 22% of total company revenue versus last year's 17% for the same period. Although revenue from DoJ is dependent upon the level of DoJ litigation case load the Company is supporting at any period in time and can flucuate from quarter to quarter, the Company believes DoJ-derived revenue will remain constant for the balance of this fiscal year.

The $0.5 million revenue growth from Federal agencies other than DoD and DoJ was primarily from the Federal Aviation Administration. The increase in revenue from state governments is attributable to new contracts with North Carolina and Arizona.

For the quarter, Commercial revenue remained stable in overall revenue dollars; however, as a percentage of total revenue, it decreased to 20% versus last year's 27%. Within this sector, sales of proprietary simulation software were up 27%, but this increase was offset by a decline in revenue from commercial litigation support contracts. Revenue from the United Kingdom operation, which accounts for approximately half of commercial revenue, was up 5%.

Direct contract costs grew by $8.7 million (39%) to $31.3 million from $22.6 million. Direct labor, the principal driving component of contract revenue, was up $3.9 million or 24%, while non-labor direct costs increased $4.9 million or 76%. Direct costs, as a percentage of revenue, increased to 54.6% from 51.4%. This increase was attributable to the relative increase in less profitable non-labor direct costs, which increased from 15% to 20% of revenue.

Indirect costs grew by $3.6 million or 20% to $21.5 million from $17.9 million but, as a percentage of revenue, declined to 37.4% from 40.7%. The decrease reflects the Company's continuing emphasis on reducing administrative indirect costs while increasing funds for marketing and bid and proposal (B&P) efforts. As a result of this management emphasis and despite the 31% increase in revenue, indirect labor increased by only $0.8 million or 24.5% and, as a percentage of revenue, decreased from 7.7% to 7.4%.

Indirect costs also increased in B&P labor, incentive compensation and fringe benefits. B&P labor increased in response to increases in the volume of actual and planned proposals for the year. Incentive compensation (profit bonuses, sales commission and other pay for performance) grew because of the increased revenue and profit. Fringe benefits, the largest category of indirect expenses (34.6% of total), increased in proportion to the increase in total payroll (direct labor, B&P labor, indirect labor and incentive compensation).

Depreciation and amortization increased by $181,000 to $1.192 million from $1.011 million. An increased level of fixed assets (primarily computing and network equipment), necessitated by internal growth and obtained through acquisitions, accounted for 80% of the growth. The other 20% of the growth was the result of the Goodwill amortization.

Income before interest, income taxes and extraordinary item grew $907,000 or 37% from $2.5 million to $3.4 million. The increase resulted primarily from the increase in revenue.

Interest costs totalled $149,000 (0.3% of revenue) and were up $61,000 (69%) from last year's $88,000. The increase is a result of (i) a $1.2 million or 18% increase in average borrowings from $7.2 million to $8.4 million; and
(ii) a 44% increase in the effective interest rate from 4.8% to 6.9%. The increase in borrowings was caused by the Company's current high growth rate, the acquisitions made since last year's first quarter, and the stock buy back program discussed under "Liquidity and Capital Resources" (see below).

Income before income taxes and extraordinary item rose to $3.2 million from last year's earnings of $2.4 million. The $846,000 (36%) increase was primarily attributable to the growth in operating income with a slight offset by the increase in interest expense.

Income tax expense of $1.2 million is consistent with the growth in income before income tax as the effective tax rate has remained constant from year to year.


SIX MONTHS ENDED 12/31/94 COMPARED WITH SIX MONTHS ENDED 12/31/93

Revenue grew $30.1 million (37%) to $112.3 million from $82.2 million. DoD revenue for the first six months grew $16.8 million (40%) of which $10.8 million is a result of the acquisition of government services business of SofTech, Inc. on December 1, 1993, with the remainder derived from new contracts and additions to existing contracts. An $8.6 million (63%) increase in DoJ revenue was the result of new cases and an expansion of support to existing cases brought by DoJ. Commercial revenue grew $1.9 million (8%) as a result of a $2.6 million (25%) increase in U.K.-based revenue. Finally, as a result of new contract awards, revenue from federal agencies other than DoD or DoJ grew by $1.3 million (80%) and revenue from state and local governments increased $1.5 million (49%).

Direct contract costs grew by $18.7 million (44%) to $61.0 million from $42.3 million. Direct labor, the principal driving component of contract revenue, was up $10.0 million or 35%, while non-labor direct costs increased $8.7 million or 64%. Direct costs, as a percentage of revenue, increased to 54.3% from 51.5%. This increase was primarily attributable to a relative increase in less profitable non-labor direct costs, which increased from 16.5% to 19.8% of revenue.

Indirect costs grew by $9.1 million or 27% to $42.3 million from $33.2 million but, as a percentage of revenue, declined to 37.7% from 40.4%. The decrease reflects the Company's continuing emphasis on reducing administrative indirect costs while increasing funds for marketing and bid and proposal (B&P) efforts. As a result of this management emphasis and despite the 37% increase in revenue, indirect labor increased by only $1.7 million or 26% and, as a percentage of revenue, decreased from 8.0% to 7.3%.

Indirect costs also increased in B&P labor, incentive compensation and fringe benefits. B&P labor increased in response to increases in the volume of actual and planned proposals for the year. Incentive compensation (profit bonuses, sales commission and other pay for performance) grew because of the increased revenue and profit. Fringe benefits, the largest category of indirect expenses (33.8% of total), increased in proportion to the increase in total payroll (direct labor, B&P labor, indirect labor and incentive compensation).

Depreciation and amortization increased by $0.456 million to $2.355 million from $1.899 million. An increased level of fixed asset acquisitions accounted for 76% of the growth. The other 24% of the growth was the result of the Goodwill amortization.

Interest costs grew by $112,000 to $291,000 from $179,000. The increase is a result of i) a $2.0 million or 29% increase in average borrowings from $6.8 million to $8.8 million; and ii) a 33% increase in effective interest rates from 4.9% to 6.5%. As discussed previously, the increased borrowings were caused by the Company's current high growth rate, coupled with the acquisitions made since last year's second quarter, along with the stock buy-back program discussed under "Liquidity and Capital Resources" (see below).

Income before income taxes and extraordinary item rose to $6.4 million from last year's $4.6 million. The $1.8 million (38%) increase was primarily attributable to the growth in operating income, offset by the increase in interest expense.

Income tax expense of $2.5 million is consistent with the growth in income before income tax as the effective tax rate has remained constant from year to year.

The FY 1994 extraordinary item reflects a provision at September 30, 1993 to cover the cost of settling the outstanding shareholder lawsuits. The provision equates to a $494,000 pre-tax expense, and $300,000 net of tax expense. See Note C to the Unaudited Consolidated Financial Statements. Also, see comments under "Liquidity and Capital Resources" below.


LIQUIDITY AND CAPTIAL RESOURCES

The Company's principal source of cash is from operating activities and bank borrowings. The Company's primary requirement for working capital is to carry billed and unbilled receivables, a majority of which are due under prime contracts with the U.S. Federal Government, or subcontracts thereunder.

During the first half of FY 1995, the Company purchased for Treasury Stock 275,000 shares of Common Stock at an aggregate price of $2.2 million. In addition, the Company is pursuing a strategy of small, synergistic, niche acquisitions designed to broaden its client and product base in its Information Technology business portfolio. Although no acquisitions were made in the current quarter, the Company continues to seek and review potential candidates.

As noted earlier, under the terms of the shareholder litigation settlement agreement, the Company agreed to initiate a contingent self-tender for 1.3 million of its Common Shares at a price of $6.00 per share in the event that the average closing price for the Company's shares for twenty consecutive trading days, between July 22, 1994 and February 28, 1995, is below $6.00 per share. If the Company's shares do not trade below $6.00 per share in twenty consecutive days prior to February 28, 1995, the contingent self-tender will expire. If the tender is accomplished as announced and fully subscribed, the Company's debt will increase by approximately $7.8 million, and its shareholder equity will decrease by a like amount. Hence, the Company's capital structure would be significantly changed if the self-tender is fully subscribed. As of January 31, 1995, the Company's stock price was substantially above the $6.00 per share tender price and has been above $6.00 per share for one year. Under the terms of the agreement, the Company is under no obligation to increase the tender price and has no current plans to do so. Accordingly, the Company cannot now predict how many shares, if any, it will obtain through the tender, or whether a tender will occur.

The Company maintains a $20 million unsecured line of credit with Signet Bank in the U.S., and a 500,000 pounds sterling unsecured line with the National Westminster Bank in London, England. These credit lines expire on March 31, 1995 and in November, 1995 respectively. The Company believes they can be renewed and increased as necessary to cover the transactions described above. Accordingly, the Company believes that the combination of internally generated funds, available bank credit and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

                                 PART II
                            OTHER INFORMATION




Item 1.  LEGAL PROCEEDINGS

Pfirman and Chrysogelos Litigation

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991 for a description of the two shareholder suits against the Registrant, and against the directors of the Registrant entitled "Pfirman v. London, et al.", and "Chrysogelos v. London, et al". Reference is also made to Part I, Item 3 in the Registrant's Annual Report on Form 10-K for the year ending June 30, 1994 for the major components of settlement for both lawsuits. Since the aforementioned filing of the Registrant's reports, on which Part I, Item 3, Legal Proceedings, was current, the information reported therein on pending legal proceedings instituted against the Registrant has changed as set forth below and in the Registrant's current report on Form 8-K, dated December 18, 1994.

By orders dated November 15, 1994, and December 1, 1994, respectively, the Delaware Chancery Court and the Federal District Court for the District of Columbia officially ordered that all issues of the litigations have been resolved by the settlement, and ordered that the cases be dismissed on the merits with prejudice. The terms of the settlement, which have been reported previously, are being implemented by the parties. Registrant anticipates that the settlement will be fully implemented within the next sixty to ninety days.


Pentagen Technologies International, Ltd. v. CACI International Inc, et al.

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1994 for the most recently filed information concerning the lawsuit filed on July 1, 1993, against the Registrant by Pentagen Technologies International, Ltd. ("Pentagen") in the Supreme Court for the State of New York alleging conversion of intellectual property and violation of statutory duties as to appropriation of computer software, and the lawsuit filed December 10, 1993 against the Registrant in the United States District Court for the Southern District of New York alleging copyright and trademark infringement and violation of the Major Fraud Against the United States Act. Since the filing of the Registrant's report indicated above, the information reported therein on pending legal proceedings has not changed.

The Registrant believes that the allegations of these cases are without merit and intends to vigorously defend itself.

CACI International Inc, et al. v. Pentagen Technologies, Ltd., et al.

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1994 for the most recently filed information concerning the lawsuit filed on December 22, 1993, in the United States District Court for the Eastern District of Virginia against Pentagen Technologies International, Ltd., Baird Technologies, Inc., John C. Baird and Mitchell R. Leiser (principals of Pentagen and Baird).

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

As previously reported, the Court granted Summary Judgement in favor of the Registrant holding that: (i) Registrant's marketing of certain work to the United States Army Material Command did not infringe Pentagen's MENTIX copyright or infringe any trademark held by Pentagen; (ii) Registrant's proprietary RENovate software reengineering methodology does not infringe Pentagen's MENTIX copyright; (iii) Registrant's work on the Army's Sustaining Base Information Services (SBIS) contract does not infringe Pentagen's MENTIX copyright; and (iv) Pentagen and its principals, John C. Baird and Mitchell R. Leiser, are liable for both compensatory and punitive damages for defamation per se.

Since the filing of the Registrant's report indicated above, the information reported therein on pending legal proceedings has changed as set forth below:

Each party to the Appeal to the Fourth Circuit Court of Appeals has filed its initial brief, and briefing is scheduled to continue into March, 1995.

The parties are engaged in discovery proceedings in connection with Registrant's efforts to enforce the monetary award previously obtained by Registrant in the District Court.

                   CACI INTERNATIONAL INC AND SUBSIDIARIES

                               INDEX TO EXHIBITS




Exhibit
Number         Title

  11           Computation of Earnings per Common and
                 Common Equivalent Share

  27            Financial Data Schedule

Page 18
                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        CACI International Inc
                                        ----------------------
                                             (Registrant)




Date:  February 6, 1995     By:            /s/
                                --------------------------------------
                                Dr. J.P. London
                                Chairman of the Board,
                                President, and Director
                                (Principal Executive Officer)


Date:  February 6, 1995     By:            /s/
                                --------------------------------------
                                Samuel R. Strickland
                                Executive Vice President,
                                Chief Financial Officer, and Treasurer
                                (Principal Financial and Accounting Officer)