Form 10-Q
period 1995-03-31
CACI INTERNATIONAL INC /DE/
filed 1995-05-12
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1995


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

Title of each class         Name of each exchange on which registered
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1995: CACI International Inc Common Stock, $0.10 par value, 10,037,000 shares.

Page 2
                  CACI INTERNATIONAL INC AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION                                       Page

Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheet as of
           March 31, 1995 and June 30, 1994                            3

         Unaudited Consolidated Statement of Operations for the
           Three months Ended March 31, 1995 and 1994                  5

         Unaudited Consolidated Statement of Operations for the
           Nine months Ended March 31, 1995 and 1994                   6

         Unaudited Consolidated Statement of Cash Flows for the
           Nine months Ended March 31, 1995 and 1994                   7

         Notes to Unaudited Consolidated Financial Statements          8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         9



PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                            13

INDEX TO EXHIBITS                                                     14

SIGNATURES                                                            15

Item 1.  FINANCIAL STATEMENTS

                  CACI INTERNATIONAL INC AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                ASSETS
                                ------

                                         March 31, 1995      June 30, 1994
                                         --------------      -------------
CURRENT ASSETS
Cash and equivalents                      $   1,558,000       $    941,000
Accounts receivable:
  Billed                                     46,745,000         41,530,000
  Unbilled                                   11,605,000          8,558,000
                                             ----------         ----------
  Total accounts receivable                  58,350,000         50,088,000
                                             ----------         ----------

Prepaid expenses and other                    4,694,000          5,067,000
                                             ----------         ----------
TOTAL CURRENT ASSETS                         64,602,000         56,096,000
                                             ----------         ----------

PROPERTY AND EQUIPMENT, NET
Equipment and furniture                      19,910,000         18,476,000
Leasehold improvements                        1,718,000          1,648,000
                                             ----------         ----------
Property and equipment, at cost              21,628,000         20,124,000
Accumulated depreciation
  and amortization                          (13,322,000)       (12,369,000)
                                             ----------         ----------

TOTAL PROPERTY AND EQUIPMENT, NET             8,306,000          7,755,000
                                             ----------         ----------


GOODWILL, NET                                 5,544,000          5,921,000
OTHER ASSETS                                    743,000          1,001,000
DEFERRED INCOME TAXES                                 0            226,000
                                             ----------         ----------

TOTAL ASSETS                              $  79,195,000       $ 70,999,000
                                             ==========         ==========

                  CACI INTERNATIONAL INC AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET (UNAUDITED)

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

                                          March 31, 1995     June 30, 1994
                                          --------------     -------------
CURRENT LIABILITIES
Note payable                               $   4,635,000      $  2,745,000
Accounts payable and accrued expenses         13,795,000        14,848,000
Accrued compensation and benefits             12,885,000        10,712,000
Deferred rent expense                            369,000           454,000
Income taxes payable                           1,418,000         1,829,000
Deferred income taxes                            990,000           181,000
                                              ----------        ----------
TOTAL CURRENT LIABILITIES                     34,092,000        30,769,000
                                              ----------        ----------

DEFERRED RENT EXPENSES                         2,236,000         2,353,000
DEFERRED INCOME TAXES                            238,000           139,000

SHAREHOLDERS' EQUITY
Common stock - $.10 par value,
  40,000,000 shares authorized,
  13,563,000 and 13,490,000 shares issued      1,356,000         1,349,000
Capital in excess of par                       5,028,000         4,591,000
Retained earnings                             50,636,000        44,621,000
Cumulative currency translation adjustments     (729,000)       (1,315,000)
Treasury stock, at cost
  (3,526,000 shares and 3,251,000 shares)    (13,662,000)      (11,508,000)
                                              ----------        ----------

TOTAL SHAREHOLDERS' EQUITY                    42,629,000        37,738,000
                                              ----------        ----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $79,195,000       $70,999,000
                                              ==========        ==========


See notes to consolidated financial statements (unaudited).

Page 5
                  CACI INTERNATIONAL INC AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                           Three Months Ended March 31,
                                                1995           1994
                                           ----------------------------

REVENUE                                     $ 61,620,000   $ 48,953,000
                                              ----------     ----------

COSTS AND EXPENSES:
Direct costs                                  33,475,000     26,614,000
Indirect costs and selling expenses           23,167,000     18,239,000
Depreciation and amortization                  1,304,000      1,213,000
                                              ----------     ----------
  Total Operating Expenses                    57,946,000     46,066,000
                                              ----------     ----------

                                               3,674,000      2,887,000

  Interest expense                               178,000        112,000
                                              ----------     ----------

INCOME BEFORE INCOME TAXES                     3,496,000      2,775,000

INCOME TAXES                                   1,382,000      1,089,000
                                              ----------     ----------

NET INCOME                                  $  2,114,000   $  1,686,000

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:                  $       0.20   $       0.16
                                              ==========     ==========

AVERAGE NUMBER OF SHARES AND
  EQUIVALENT SHARES OUTSTANDING               10,589,000     10,743,000
                                              ==========     ==========

Dividends paid per share                            NONE           NONE
                                              ==========     ==========


See notes to consolidated financial statements (unaudited).

Page 6
                  CACI INTERNATIONAL INC AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                           Nine Months Ended March 31,
                                               1995           1994
                                           ----------------------------
REVENUE                                    $ 173,895,000  $ 131,119,000
                                             -----------    -----------
COSTS AND EXPENSES:
Direct costs                                  94,465,000     68,895,000
Indirect costs and selling expenses           65,444,000     51,441,000
Depreciation and amortization                  3,659,000      3,112,000
                                             -----------    -----------
  Total Operating Expenses                   163,568,000    123,448,000
                                             -----------    -----------
                                              10,327,000      7,671,000

  Interest expense                               469,000        291,000
                                             -----------    -----------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                       9,858,000      7,380,000

INCOME TAXES                                   3,843,000      2,880,000
                                             -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM               6,015,000      4,500,000
                                             -----------    -----------

EXTRAORDINARY ITEM - COST OF SHAREHOLDER
  LAWSUIT SETTLEMENT,
  (NET OF $194,000 TAX BENEFIT)                        0       (300,000)
                                             -----------    -----------
NET INCOME                                 $   6,015,000  $   4,200,000
                                             ===========    ===========


EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE:

Income before extraordinary item           $        0.57  $        0.43
Extraordinary item                                  0.00          (0.03)
Net income                                          0.57           0.40
                                             ===========    ===========


AVERAGE NUMBER OF SHARES AND
  EQUIVALENT SHARES OUTSTANDING               10,594,000     10,548,000
                                             ===========    ===========

Dividends paid per share                            NONE           NONE
                                             ===========    ===========

See notes to consolidated financial statements (unaudited).

Page 7
                  CACI INTERNATIONAL INC AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                 Nine Months Ended March 31,
                                                     1995           1994
                                                 ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $   6,015,000   $  4,200,000
Reconciliation of net income to net cash
  provided by (used in) operating activities:
Depreciation and amortization                        3,659,000      3,112,000
Provision for deferred income taxes                  1,128,000       (665,000)
Loss (gain) on sale of property and equipment           (1,000)         8,000
Changes in operating assets and liabilities:
  Accounts receivable                               (7,812,000)    (9,819,000)
  Prepaid expenses and other assets                    158,000       (463,000)
  Accounts payable and accrued expenses             (1,454,000)     2,244,000
  Accrued compensation and benefits                  2,234,000      2,648,000
  Deferred rent expense                               (202,000)       (27,000)
  Income taxes payable                                (408,000)       781,000
                                                   -----------    -----------
Net cash provided by operating activities            3,317,000      2,019,000
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment              (2,892,000)    (2,496,000)
Acquisitions                                                 0     (3,622,000)
Proceeds from sale of property and equipment                 0         14,000
Other, net                                            (106,000)      (311,000)
                                                   -----------    -----------
Net cash used in investing activities               (2,998,000)    (6,415,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds under line-of-credit                       73,165,000     64,463,000
Reductions under line-of-credit                    (71,275,000)   (61,643,000)
Issuance of common stock                               444,000        767,000
Purchase of common stock for treasury               (2,154,000)             0
                                                   -----------    -----------
Net cash provided by financing activities              180,000      3,587,000
                                                   -----------    -----------
EFFECT OF EXCHANGE RATES ON CASH AND
EQUIVALENTS:                                           118,000         (2,000)
                                                   -----------    -----------
Net increase/(decrease) in cash and equivalents        617,000       (811,000)
Cash and equivalents, beginning of period              941,000      2,725,000
                                                   -----------    -----------
Cash and equivalents, end of period              $   1,558,000   $  1,914,000
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes, net of refunds                     $   3,434,000   $  1,079,000
Interest                                         $     506,000   $    273,000
                                                   ===========    ===========

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

In the opinion of management, the unaudited accompanying consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1994.


B.     Accounts Receivable

Total Accounts Receivable are net of allowance for doubtful accounts of $1,212,000 and $1,644,000 at March 31, 1995 and June 30, 1994, respectively.
Accounts Receivable are classified as follows:

                                            March 31, 1995   June 30, 1994
                                            ------------------------------
BILLED RECEIVABLES:
Billed                                       $  41,652,000  $  35,668,000
Billable at end of period                        5,093,000      5,862,000
                                               -----------     -----------

TOTAL BILLED RECEIVABLES                        46,745,000      41,530,000
                                               -----------     -----------
UNBILLED RECEIVABLES:
Unbilled pending receipt of contractual
  documents authorizing billing                  5,954,000       4,977,000
Unbilled Retainages and fee withholds expected
  to be billed within the next 12 months           282,000           4,000
                                               -----------     -----------
                                                 6,236,000       4,981,000
Unbilled retainages and fee withholds expected
  to be billed beyond the next 12 months         5,369,000       3,577,000
                                               -----------     -----------

TOTAL UNBILLED RECEIVABLES                      11,605,000       8,558,000
                                               -----------     -----------

TOTAL ACCOUNTS RECEIVABLE                    $  58,350,000  $   50,088,000
                                               ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the relative percentages that the items of expense and earnings bear to revenue for the three and nine months ended March 31, 1995 and 1994.

                                              Percentage of Revenue
                                           Three Months     Nine Months
                                        ----------------------------------
                                        FY 1995  FY 1994  FY 1995  FY 1994
                                        -------  -------  -------  -------
Revenue                                 100.00%  100.00%  100.00%  100.00%
Costs and Expenses:
  Direct Costs                           54.32%   54.37%   54.32%   52.54%
  Indirect Costs and Selling Expenses    37.60%   37.26%   37.63%   39.23%
  Depreciation and Amortization           2.12%    2.48%    2.10%    2.37%
                                        -------  -------  -------  -------
    Operating Expenses                   94.04%   94.11%   94.05%   94.14%

Operating Income                          5.96%    5.89%    5.95%    5.86%
Interest Expense                          0.29%    0.23%    0.27%    0.22%
                                        -------  -------  -------  -------
Income Before Income Taxes and
    Extraordinary Item                    5.67%    5.66%    5.68%    5.64%
Income Taxes                              2.24%    2.22%    2.21%    2.20%
                                        -------  -------  -------  -------
Income Before Extraordinary Item          3.43%    3.44%    3.47%    3.44%
Extraordinary Item (Net of Tax Benefit)   0.00%    0.00%    0.00%    0.23%
                                        -------  -------  -------  -------

    Net Income                            3.43%    3.44%    3.47%    3.21%
                                        =======  =======  =======  =======

THREE MONTHS ENDED 3/31/95 COMPARED WITH THREE MONTHS ENDED 3/31/94

Revenue for the current quarter was up $12.6 million or 26% to $61.6 million from $49.0 million in last year's third fiscal quarter. The increase was the result of a $6.3 million increase (95%) in revenue from contracts with the U.S. Department of Justice ("DoJ"), a $5.5 million (21%) increase in revenue from the U.S. Department of Defense ("DoD"), a $0.5 million increase (35%) in revenue from state governments, a $0.6 million increase (5%) in revenue from commercial customers, and a decrease of $0.3 million (17%) in revenue from Federal agencies other than DoD and DoJ.

The DoJ revenue growth of $6.3 million was a result of on-going litigation brought by DoJ, which the Company is supporting. For the quarter, DoJ revenue accounted for 21% of total company revenue versus last year's 14% for the same period. Although revenue from DoJ is dependent upon the level of DoJ litigation case load the Company is supporting at any period in time and can fluctuate from quarter to quarter, the Company believes DoJ-derived revenue will remain constant for the remainder of this fiscal year.

The $5.5 million increase in revenue from DoD contracts was primarily from new contracts and additions to the existing contract business base. DoD-derived revenue accounted for 52% of total revenue during the current quarter, compared to 54% of total revenue during the last year's third quarter. Effective April 1, 1995, the Company chose to give back to the prime contractor, a subcontract under which it had been performing since October 1, 1993. This subcontract generated approximately $2.1 million in revenue per quarter, but was a breakeven contract in terms of its profitability. This event will dampen the internal growth rate in DoD-derived revenue in future quarters.

The $0.6 million increase in commercial revenue is primarily the result of a 7% increase in revenue from the United Kingdom operation, which accounted for approximately 55% of commercial revenue. The overall increase was offset by a decline in revenue from commercial litigation support contracts. For the quarter, commercial revenue, as a percentage of total revenue, decreased to 21% versus last year's 25%.

Direct contract costs grew by $6.9 million (26%) to $33.5 million from $26.6 million. Direct labor, the principal driving component of contract revenue, was up $4.7 million or 29%, while non-labor direct costs increased $2.2 million or 21%. Direct costs, as a percentage of revenue, remained stable at 54%.

Indirect costs grew by $4.9 million or 27% to $23.1 million from $18.2 million but, as a percentage of revenue, increased to 37.6% from 37.3%. This marginal increase reflects a growth in bid and proposal costs of 0.6% of revenue, offset by a relative decrease in indirect labor. Fringe benefits, the largest category of indirect expenses (32% of total), increased in proportion to the increase in total payroll (direct labor, B&P labor, indirect labor and incentive compensation), and remained constant as a percentage of labor.

Depreciation and amortization increased by $91,000 to $1.304 million from $1.213 million. An increased level of fixed assets (primarily computing and network equipment), necessitated by internal growth and obtained through acquisitions, accounted for the additional expense.

Income before interest and income taxes grew $787,000 or 27% to $3.7 million from $2.9 million. The increase resulted primarily from the increase in revenue.

Interest costs totalled $178,000 (0.3% of revenue) and were up $66,000 (59%) from last year's $112,000. The increase was the result of (i) a 55% increase in interest rate from 4.7% to 7.3%, partially offset by (ii) a $1.0 million (9.3%) reduction in the average line of credit from $10.8 million to $9.8 million.

Income before income taxes rose to $3.5 million from last year's earnings of $2.8 million. The $721,000 (26%) increase was primarily attributable to the growth in operating income with a slight offset by the increase in interest expense.

NINE MONTHS ENDED 3/31/95 COMPARED WITH NINE MONTHS ENDED 3/31/94

Revenue grew $42.8 million (33%) to $173.9 million from $131.1 million. DoD revenue for the first nine months grew $22.3 million (33%) of which $10.3 million (46%) is a result of the acquisition of government services business of SofTech, Inc. on December 1, 1993, with the remaining $12 million (54%) derived from new contracts and additions to existing contracts. A $15.0 million (73%) increase in DoJ revenue was the result of new cases and an expansion of support to existing cases brought by DoJ. Commercial revenue grew $2.4 million (7%) as a result of a $3.1 million (18%) increase in U.K.- based revenue offset by a decline in revenue from Commercial litigation support. Finally, as a result of new contract awards, revenue from state and local governments increased $2.1 million (44%) and revenue from federal agencies other than DoD or DoJ grew by $1.0 million (29%).

Direct contract costs grew by $25.6 million (37%) to $94.5 million from $68.9 million. Direct labor, the principal driving component of contract revenue, was up $14.7 million or 33%, consistent with the growth in revenue. Non-labor direct costs increased $10.9 million or 46%, which caused direct costs, as a percentage of revenue, to increase to 54.3% from 52.5%.

Indirect costs grew by $14 million or 27% to $65.4 million from $51.4 million but, as a percentage of revenue, declined to 37.6% from 39.2%. The decrease reflects the Company's continuing emphasis on reducing administrative indirect costs while increasing funds for marketing and bid and proposal (B&P) efforts. As a result of this management emphasis and despite the 33% increase in revenue, indirect labor increased by only $2.3 million or 22% and, as a percentage of revenue, decreased from 8.1% to 7.4%.

Indirect costs also increased in B&P labor, incentive compensation and fringe benefits. B&P labor increased in response to increases in the volume of actual and planned proposals for the year. Incentive compensation (profit bonuses, sales commission and other pay for performance) grew because of the increased revenue and profit. Fringe benefits, the largest category of indirect expenses (33.2% of total), increased in proportion to the increase in total payroll (direct labor, B&P labor, indirect labor and incentive compensation).

Depreciation and amortization increased by $0.6 million to $3.7 million from $3.1 million. An increased level of fixed asset acquisitions accounted for 81% of the increase. The other 19% of the increase was the result of the Goodwill amortization.

Interest costs rose by $178,000 to $469,000 from $291,000. The increase is a result of (i) a $0.9 million or 11.89% increase in average borrowings from $8.2 million to $9.1 million; and (ii) a 42% increase in effective interest rates from 4.8% to 6.8%. The increased borrowings were caused by the Company's current high growth rate, coupled with the acquisitions made since last year's second quarter, along with the acquisition of Treasury Stock discussed under "Liquidity and Capital Resources" (see below).

Income before income taxes and extraordinary item rose to $9.9 million from last year's $7.4 million. The $2.5 million (34%) increase was primarily attributable to the growth in operating income, offset by the increase in interest expense.

Income tax expense of $3.8 million is consistent with the growth in income before income tax as the effective tax rate has remained constant from year to year.

The FY 1994 extraordinary item reflects a provision made during the quarter ended September 30, 1993 to cover the cost of settling the outstanding shareholder lawsuits. The provision equates to a $494,000 pre-tax expense, and $300,000 net of tax expense. Also, see comments under "Liquidity and Capital Resources" below.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash is from operating activities and bank borrowings. The Company's primary requirement for working capital is to carry billed and unbilled receivables, a majority of which are due under prime contracts with the U.S. Federal Government, or subcontract thereunder.

During the first nine months of FY 1995, the Company purchased for Treasury Stock 275,000 shares of Common Stock at an aggregate price of $2.2 million.
In addition, the Company is pursuing a strategy of small, synergistic, niche acquisitions designed to broaden its client and product base in its Information Technology business portfolio. Although no acquisitions were made in the current quarter, the Company continues to seek and review potential candidates.

Under the terms of the shareholder litigation settlement agreement, the Company agreed to initiate a contingent self-tender for 1.3 million of its Common Shares at a price of $6.00 per share in the event that the average closing price for the Company's shares for twenty consecutive trading days, between July 22, 1994 and February 28, 1995, was below $6.00 per share. Since the Company's shares did not trade below $6.00 per share in that time period, the self-tender expired. Under the terms of the agreement, the Company is no longer obligated to tender its Common Shares.

The Company maintains a $20 million unsecured line of credit with Signet Bank in the U.S., and a 500,000 pounds sterling unsecured line with the National Westminster Bank in London, England. These credit lines expire in March, 1996 and in November, 1995, respectively. The Company believes they can be renewed and increased as necessary to cover the transactions described above. Accordingly, the Company believes that the combination of internally generated funds, available bank credit and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

Page 13
                                   PART II
                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

PFIRMAN AND CHRYSOGELOS LITIGATION

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991 for a description of the two shareholder suits against the Registrant, and against the directors of the Registrant entitled "Pfirman v. London, et al.", and "Chrysogelos v. London, et al.". Reference is also made to Part I, Item 3 in the Registrant's Annual Report on Form 10-K for the year ending June 30, 1994 for the major components of settlement for both lawsuits. Since the aforementioned filing of the Registrant's reports and the filing of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, on which Part I, Item 3, Legal Proceedings, was current, the information reported therein on pending legal proceedings instituted against the Registrant has changed as set forth below.

The settlement of these proceedings, which was accepted by the Delaware Chancery Court in its Order of November 15, 1994 and by the Federal District Court for the District of Columbia in its Order of December 1, 1994, continues to be implemented according to the terms of the settlement agreement. Registrant anticipates that the settlement will be fully implemented within the next sixty days.


PENTAGEN TECHNOLOGIES INTERNATIONAL, LTD. V. CACI INTERNATIONAL INC, ET AL.

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending December 31, 1994 for the most recently filed information concerning the lawsuit filed on July 1, 1993, against the Registrant by Pentagen Technologies International, Ltd. ("Pentagen") in the Supreme Court for the State of New York alleging conversion of intellectual property and violation of statutory duties as to appropriation of computer software, and the lawsuit filed December 10, 1993 against the Registrant in the United States District Court for the Southern District of New York alleging copyright and trademark infringement and violation of the Major Fraud Against the United States Act. Since the filing of the Registrant's report indicated above, the information reported therein on pending legal proceedings has not changed.

The Registrant believes that the allegations of these cases are without merit and intends to vigorously defend itself.


CACI INTERNATIONAL INC, ET AL. V. PENTAGEN TECHNOLOGIES, LTD., ET AL.

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending December 31, 1994 for the most recently filed information concerning the lawsuit filed on December 22, 1993, in the United States District Court for the Eastern District of Virginia against Pentagen Technologies International, Ltd., Baird Technologies, Inc., John C. Baird and Mitchell R. Leiser (principals of Pentagen and Baird).

The lawsuit was brought by the Registrant in order to provide an expeditious redress of Pentagen's unfounded allegations including the allegations in the lawsuits brought by Pentagen in New York as described above, and to compensate the Registrant for any damage it may have suffered because of the defendants' unfounded accusations.

As previously reported, the Court granted Summary Judgment in favor of the Registrant holding that: (i) Registrant's marketing of certain work to the United States Army Material Command did not infringe Pentagen's MENTIX copyright or infringe any trademark held by Pentagen; (ii) Registrant's proprietary RENovate software reengineering methodology does not infringe Pentagen's MENTIX copyright; (iii) Registrant's work on the Army's Sustaining Base Information Services (SBIS) contract does not infringe Pentagen's MENTIX copyright; and (iv) Pentagen and its principals, John C. Baird and Mitchell R. Leiser, are liable for both compensatory and punitive damages for defamation per se.

Since the filing of the Registrant's report indicated above, the information reported therein on pending legal proceedings has changed as set forth below:

Briefing is now complete in the Appeal to the Fourth Circuit Court of Appeals. The case is now ready for decision or the scheduling of oral argument at the Court's discretion. The parties continue to be engaged in discovery proceedings in connection with Registrant's efforts to enforce the monetary awards previously obtained by Registrant.



                  CACI INTERNATIONAL INC AND SUBSIDIARIES

                            INDEX TO EXHIBITS




Exhibit
Number     Title
- -------    -----
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





                                          CACI International Inc
                                          ----------------------
                                                (Registrant)






Date:  May 12, 1995         By:            /s/
                                ----------------------------------------
                                Dr. J.P. London
                                Chairman of the Board,
                                President, and Director
                                (Principal Executive Officer)




Date:  May 12, 1995         By:            /s/
                                ----------------------------------------
                                Samuel R. Strickland
                                Executive Vice President,
                                Chief Financial Officer, and Treasurer
                                (Principal Financial and Accounting Officer)