Form 10-K405
period 1995-06-30
CACI INTERNATIONAL INC /DE/
filed 1995-09-27
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended June 30, 1995

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

                              (703) 841-7800
                              --------------
                     (Registrant's telephone number,
                           including area code)

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

Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X  .  No      .
                                                    -----      -----
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 1995, was approximately $87,166,344.
Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of August 31, 1995: CACI International Inc Common Stock, $.10 par value, 10,086,996 shares.

                       Documents Incorporated by Reference

(1) The information relating to directors and officers contained in the proxy statement of the Registrant to be filed in connection with its 1995 Annual Meeting of Shareholders is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K.

                    CACI INTERNATIONAL INC AND SUBSIDIARIES

                     Table of Contents to Annual Report on
                Form 10-K for the Fiscal Year Ended June 30, 1995

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


OVERVIEW

CACI is strategically positioned in the information technology ("IT") industry. With 1995 revenue of over $232 million, CACI serves clients in major segments of government and commercial markets throughout North America and Western Europe. Many of the Company's client relationships have existed for five years or more.

Founded in 1962, CACI provides computer-based information technology, products, and services. The Company's distinctive solutions include enterprise process redesign; systems engineering; software reuse and development; litigation support services; electronic commerce; system integration; simulation; market analysis; and imaging and document support. The Company manufactures no equipment.

CACI's service and value has enabled the Company to sustain high rates of repeat business and continuing client support. The Company believes that its performance similarly enables it to compete effectively for new clients and new contracts. The Company is organized to seek competitive business opportunities and has designed its operations to support major programs.

CACI's primary markets -- both domestic and international -- are agencies of national governments, major corporations, state and local governments, and other business organizations. The client market for CACI's information systems and high technology services is created by the need for solutions to the complex systems and information environment in which the clients operate, be it governmentally mandated programs or competitively driven needs in the commercial arena.

CACI has structured its new business development organization to respond to the globally competitive marketplace. The Company employs full-time marketing, sales, and proposal development specialists who support Company line operations' marketing and sales responsibilities.

The Company has continued to expand its portfolio of proprietary software and database products. The Company offers marketing systems software and database products, targeted to clients who need systems and analysis for retail sales of consumer products, direct mail campaigns, franchise or branch site location projects, and similar requirements. In CACI's simulation technology business, the Company offers both computer-based simulation languages and derivative simulation products that enable clients to visualize the impact of proposed changes or new technologies before implementation. The broad selection of simulation products includes solutions for the manufacturing industry; for wide area communications networks (e.g., WANs, satellites, land lines); for local area computer networks (i.e., LANs); for the study of business processes; and for design of distributed computer systems architectures. CACI's REenterprise [REenterprise is a service mark of CACI, Inc.-FEDERAL] business process reengineering services combines technology tasks and methodologies to plan, integrate, and manage technology change - without losing existing investments in technology.

CACI is one of the dominant providers of electronic commerce ("EC") solutions to the Federal Government. The complete suite of EC products is available on GSA schedules and provides a flexible but fully-featured configuration to enable easy management of purchases and contracts.

As probably the world's largest provider of litigation support services, CACI customizes these services to the unique needs of both government and corporate clients.

CACI's product data management ("PDM") is the "de facto" standard in the Federal Government and is now in broad commercial use internationally. The PDM system enables clients to standardize and improve the way they manage the life cycle of systems, products, and material assets, resulting in cost savings and increased productivity.

The Company operates through wholly-owned subsidiaries established to serve specific market segments or conduct business in specific geopolitical jurisdictions.

CACI's major operating subsidiary in Europe, CACI Limited, is headquartered in London, England, and operates primarily in support of CACI information systems, marketing systems, and simulation technology lines of business in the United Kingdom and Western Europe.

CACI's American Legal Systems Corp. ("ALS") subsidiary specializes in providing legal systems and litigation support services to law firms and major corporations in the United States, and complements the Company's other legal systems and litigation support business with government clients.

At June 30, 1995, CACI employed approximately 3,100 people. This total includes 410 part-time employees. The corporation currently operates from its headquarters at Three Ballston Plaza, 1100 N. Glebe Road, Arlington, Virginia. CACI also has operating offices and facilities in 49 additional locations throughout the United States, Europe, and Canada.

GENERAL DESCRIPTION OF CACI SYSTEMS, TECHNOLOGIES, AND PRODUCTS

Representative systems applications include:
 .  Airport and airspace traffic planning
 .  Ammunition management information systems
 .  Automated document and records management systems
 .  Automated procurement
 .  Business support systems
 .  Computer aided logistics/data information systems
 .  Electronic commerce and enterprise process redesign
 .  Executive decision support systems
 .  Imaging services
 .  Information management systems
 .  Legal systems and litigation support services
 .  Manufacturing requirements planning systems
 .  Marketing and customer database management systems
 .  Product data management
 .  Retail market modeling
 .  Simulation languages and derivative products
 .  Site location planning and analysis systems
 .  Software development and reuse
 .  Systems reengineering
 .  Systems integration
 . State motor vehicle registration and related management information system . Weapon systems/equipment configuration management systems

CACI products are installed in over 10,000 locations worldwide, and many are designed to run on a variety of commercially available computers.
Representative CACI software and marketing systems include:

Simulation Technology:

SIMFACTORY II.5   General Factory Simulation Software.  A software product for factory planners to study alternative plant and equipment configurations. [SIMFACTORY II.5 is a registered trademark of CACI Products Company.]

COMNET II.5   Data Communication Network Simulation Software.  A software product for communications engineers to study wide area networks of satellites, land lines, switching systems, and protocols. [COMNET II.5 is a registered trademark of CACI Products Company.]

COMNET III   Data Communication Network Simulation Software.  An object-
oriented (non-programming) software product for the prediction of local and wide area network performance. [COMNET III is a trademark of CACI Products Company.]

NETWORK II.5   Computer Architecture Simulation Software.  A software product for engineers to study alternative combinations of computers and data storage devices. [NETWORK II.5 is a registered trademark of CACI Products Company.]

SIMSCRIPT II.5   Simulation Programming Language.  A language designed
especially for analysts to build computer-based representations ("models") of complex activities, e.g., airways and airport traffic; maintenance procedures for fleets of ships; warfare studies of military equipment and tactics; and communications networks. [SIMSCRIPT II.5 is a registered trademark of CACI Products Company.]

SIMPROCESS III   Analytical Simulation Software.  An electronic prototyping tool for business process reengineering that enables managers to model a current business process, then explore alternative approaches before implementation. [SIMPROCESS is a registered trademark of CACI Products Company.]

MODSIM II   Simulation Programming Language.  A computer programming and graphics environment that provides an object-oriented approach to structuring software. This approach provides an intuitive development framework to programmers, one that allows code to be reused. [MODSIM II is a registered trademark of CACI Products Company.]

MODSIM III   Simulation Programming Language.  A graphical computer
programming and simulation environment that generates C++ code. [MODSIM III is a trademark of CACI Products Company.]

SIMOBJECT   Object Oriented Software.  A software framework for the reduction of time and cost in building simulation models. [SIMOBJECT is a registered trademark of CACI Products Company.]

REenterprise   Business Process Reengineering Services.  Services combining proprietary methodologies and computer software to analyze and reconfigure an organization's business process. [REenterprise is a service mark of CACI, Inc.-Federal.]

Marketing Systems Technology and Data and Information Systems Products:

InSite-USA (also InSite, UK version)   Marketing and Demographic Information
System. A PC-based geographic information system combining software, data, and mapping capabilities to enable planners to determine the location of retail outlets, branch networks, sales territories, potential customers, and competitors. [InSite-USA and InSite are trademarks of CACI, Inc.-Federal and CACI Limited, respectively.]

ACORN (A Classification of Residential Neighborhoods)   Demographic
Information Services. A tool that analyzes consumers according to the type of residential area in which they live, used to identify the prime prospects for all types of consumer goods and services. [ACORN is a registered trademark of CACI, Inc.-Federal in the United States; and also a registered service mark of CACI, Inc.-Federal and CACI Limited in the United States, and in the United Kingdom and Northern Ireland, repsectively.]

MARKET*MASTER   Demographic Information System.  A database marketing system that enables companies to analyze their customer files by product holding and usage for the purpose of cross-selling other products and services. [MARKET*MASTER is a trademark of CACI, Inc.-Federal.]

SITE   Demographic Information Software and Reports.  A detailed demographic and applied market research database for any geographic area, such as county, zip code, TV broadcast area, congressional district, or retail trade area. [SITE is a registered trademark of CACI Limited.]

Prophecy   Financial Accounting Software.  A financial accounting and business software product distributed by CACI in the United Kingdom under license from CSP Australia. [Prophecy is a trademark of CSP Australia.]

Miracle   Financial Accounting System.  A business software product running on
Data General proprietary systems.  [Miracle is a trademark of CACI Limited.]

UpFront   Graphical Interface Software.  A graphical user interface that enables software to be used in an object-oriented manner. [UpFront is a trademark of CACI Limited.]

FEDERAL GOVERNMENT AGENCIES

CACI provides its entire range of information systems, technical services, and proprietary products to defense and civilian agencies of the U.S. Federal Government. These activities require CACI's expert knowledge of agency policies and operations. These assignments most often combine the wide range of CACI's skills in information systems, systems engineering, logistics sciences, weapons systems, simulation, and automated document management systems. CACI also contracts with other national governments.

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

OTHER SERVICES

The Company operates a language training, translation, and interpretation services organization in support of the Federal Government.

FOUNDATION OF SUCCESS, CACI PEOPLE

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

At the same time, the Company has been forced by the current economic climate to scrutinize and recast several of its compensation and benefit programs to ensure a competitive balance of compensation, incentives, and benefits for the costs incurred.

The Company recruits people from various market populations, including experienced industry professionals, university graduates, trade and technical school graduates, and seasoned technicians. The Company's professional profile includes a high percentage of college graduates, many with advanced degrees, including those at the masters and doctoral levels. The Company seeks professionals with academically certified credentials in computer-based information sciences, systems engineering, management systems, market research, economics, military sciences, law, and other scientific and research-oriented disciplines.

The Company has structured its promotion and advancement policies to meet the current competitively driven market environment. Individuals advance in relation to their abilities to perform as program managers, their demonstrated exemplary leadership skills in technical endeavors, or their managerial achievements against specified objectives, quotas, or other defined targets.

CACI advancement criteria incorporate specific requirements to demonstrate a "client-service orientation" and the need to work synergistically within the Company, in response to the wide range of client technical and contractual requirements, or in development of solution approaches to new client projects. This philosophy is consistent with CACI's current market, and is a catalyst for individuals to support Company objectives.

The Company also requires all of its employees, consultants, officers, and directors to subscribe annually to and affirm the Company's published Code of Ethics and Business Conduct Standards. The Company has published and enforced policies that set high standards for the conduct of all business with clients, suppliers, vendors, and the public at large.

MARKETPLACE, DESCRIPTION AND SIGNIFICANT ACTIVITIES

CACI operates in an industry characterized by the presence of many highly competitive firms. At the same time, CACI enjoys a respected position as one of the larger public corporations in the segment of the information technology industry that does not manufacture equipment. Although the Company is a premier supplier of proprietary computer-based simulation technology products and services, and is a major supplier of proprietary marketing systems products and services in both the United States and the United Kingdom, CACI is not primarily a software product developer-distributor (See discussion following on Patents, Trademarks, Trade Secrets and Licenses).

Competition for new contracts centers on reputation, responsiveness to proposal requests, price, and many other factors. Competition for software products and services centers on reputation, applicability, and quality of product support and maintenance services, among other elements.

The Company has established a distinctive reputation in combining comprehensive knowledge of client challenges with the Company's significant expertise in the design, development, and implementation of advanced information technology solutions. This industry niche orientation provides CACI with important opportunities to support large equipment manufacturers with the systems integration and software services they frequently require to compete for multi-million dollar contracts issuing from the U.S. Federal Government.

CACI has also taken active steps to develop strategic relationships with industry giants -- such as Microsoft, Sun Microsystems, Loral Corporation, IBM, DEC, GE Information Systems, Unisys, BDM, PRC Inc., AT&T Global Information Solutions, Lotus Development Corporation, Oracle, Sybase -- that have business perspectives and objectives compatible with those of CACI. The Company intends to continue the active cultivation of these relationships wherever they support CACI's growth objectives. The Company also seeks to expand its commercial markets for its information systems business through these relationships.

Marketing and new business development for the Company is conducted by all the officers and managers of the Company (the CEO, executive officers, vice presidents, division and department managers). CACI's proprietary software and data products are sold by full-time salespeople. The Company has established several distributor-type sales agreements for the sale of its products in specified overseas markets. For its information systems and services markets, the Company employs several marketing professionals who support the Company's targeting of major contract opportunities, primarily in the U.S. Federal Government market arena.

CACI faces competition from a substantial number of firms, some of which are larger in size and financial resources than CACI. The Company obtains much of its business on the basis of proposals submitted in response to requests for proposals from potential and current customers, who may also request proposals for similar services from other firms. Additionally, the Company may face indirect competition from certain government agencies that perform services for themselves similar to those marketed by CACI. The Company knows of no single competitor that is dominant in its fields of technology. The Company has a relatively small share of the available worldwide market for its products and services and has a goal of achieving growth through increased market share.

CACI's sales of proprietary software and data products are generally characterized by purchase order sale, short-duration contract, or a perpetual license. The Company generally prices its products in catalog fashion. Most often, product prices are determined by the target computer that the product will run on, by some form of multiple-site volume discount arrangement, or by some frequency of usage arrangement in the case of data products.

For CACI's information systems and professional services contracts, the Company submits bids for work and products to be delivered. Bids are frequently negotiated as to terms and conditions for schedule, specification, delivery, and payment. CACI's contracts and subcontracts take on a wide range of contractual agreement modes, including firm fixed-price obligations, cost reimbursement contracts, labor hours and materials expense agreements, and variants thereof, including fixed unit price, performance, and delivery contracts. In general, revenue for this work is accrued as a percentage of completion, which is based upon costs incurred in proportion to total expected costs.

Often, the form of contract and terms will be specified by the client. This is especially the case with government contracts. In these latter situations, the Company may seek alternative arrangements or choose not to bid in those cases where the contracting arrangement appears inappropriate to Company risk.

By Company policy, fixed-price contracts require the approval of a senior officer of the Company, and review and release approval by the Chief Executive Officer.

At any one time, the Company may have several hundred separate contract obligations. In FY 1995, the ten top revenue producing contracts accounted for 50.4% of CACI's revenue, or $117.4 million. One contract for automated litigation support to the Civil Division of the United States Department of Justice ("DoJ"), accounted for 15.8% of total FY 1995 Company revenue.

In FY 1995, seventy-five percent (75%) of CACI's business volume stemmed from Federal Government contracts, the remaining twenty-five percent (25%) coming from commercial contracts and proprietary products sales. Fifty-one percent (51%) of the Company's revenue came from U.S. Department of Defense ("DoD") contracts, twenty-one percent (21%) came from contracts with DoJ, and three percent (3%) came from other civil agency government clients.

The Company is endeavoring to continue expansion of its diversified business portfolio. While desiring to decrease its dependence on DoD work per se, the Company will, nonetheless, aggressively seek additional work from this large agency. In FY 1995, the DoD revenue grew by 27% ($25.5 million) as a result of the December 1993 acquisition of the Government Services business of SofTech, Inc., coupled with internally generated revenues.

The Company is expanding its contract support to DoJ in the provision of advanced automated litigation support services to DoJ's Environment and Natural Resources Division and the Executive Office for U.S. Attorneys. This work has demanded increasingly sophisticated project management processes and high-technology infusions to keep pace with client caseloads. In view of this requirement, the Company developed the ADIIS automated document image indexing system, which improves the productivity for high-quality litigation support for the department's attorneys.

The Company believes it is the largest supplier of litigation support and related automation services to the U.S. Government. The Company intends to seek additional work from the Federal Government and offer significant economies to the Government through its specialization in this field.

During the past fiscal year, the Company examined a number of friendly acquisition opportunities. On July 14, 1995, the Company announced its intent to acquire Automated Sciences Group, Inc. ("ASG"), subject to due diligence, and approval of a detailed acquisition agreement by each Company's Board of Directors. On September 1, 1995, the Company completed its acquisition of ASG for $4.9 million payable in cash over four years. ASG is expected to generate approximately $16 million in annual revenue and approximately $400,000 in annual net income. ASG provides information technology, engineering and environmental services to DoD and U.S. Department of Energy ("DoE").

SEASONAL NATURE OF BUSINESS

The Company's business in general is not seasonal, although the summer and winter holiday seasons do affect both sales and revenue of the Company because of their impact on the Company's labor sales in its Federal business and on product and service sales by the Company's European operations. Variations also may occur at the expiration of major contracts until such contracts are renewed or new contracts obtained. Although the Company derives significant revenue from the Federal Government, the timing of the Federal budget cycle has historically not significantly impacted the Company's revenues.


RESEARCH AND DEVELOPMENT

During fiscal years 1995, 1994, and 1993, the Company spent $984,000, $1,094,000, and $600,000 respectively, for research and development on current and anticipated products.


ENVIRONMENTAL PROTECTION REQUIREMENTS

There has been no significant adverse impact on the Company's business as a result of laws that have been enacted for the protection of the environment.


PATENTS, TRADEMARKS, TRADE SECRETS, AND LICENSES

The Company owns one United States patent. While the Company believes that its patent is valid, it does not consider that its business is dependent on patent protection in any material way.

The Company believes that its business is dependent to a significant extent on its technical and organizational knowledge, practices, and procedures, in some of which it claims proprietary interests.

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

The Company has developed and holds proprietary rights in a number of computer software packages, databases and methodologies, including, but not limited to:
ACORN*, ADIIS, C-GATE#, COMNET II.5*, COMNET III, COSTPRO*, DORIS*, EnterpriseView, FAR-TRIEVE*, InSite-USA#, IRIS, L-NET#, Legal Workbench, MARKET*MASTER, MODSIM II*, MODSIM III, NETOBJECT, NETWORK II.5*, OBJECT.MGR, Perfect-Mail*#, QuickBid*, REenterprise, RENovate, SACONS, SACONS-EDI, SACONS-FEDERAL*, SIDE, SIMANIMATION*, SIMBASE, SIMFACTORY*, SIMFACTORY II.5, SIMFLOW*, SIMGRAPHICS*, SIMLAB*, SIMOBJECT*, SIMPROCESS*, SIMSCENARIO*, SIMSCRIPT II.5*, SIMSNIPS*, SIMSTRUCTOR*, SimTrainer*, SIMVIDEO*, SITELINE*, SITE-POTENTIAL*#, SUPERSITE*, and ZIP-DEMOGRAPHICS*#.

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

In addition, subsidiaries of the Company claim foreign copyright, trademark, and proprietary rights in the Company's proprietary computer software products. These subsidiaries hold proprietary rights in computer software products and databases including, but not limited to, ACORN* (and the related Arts*ACORN*, Change*ACORN*, Custom*ACORN*, Financial*ACORN, Holiday*ACORN*, Household*ACORN*, Investor*ACORN*, Property*ACORN*, Scottish*ACORN*), ALEX, CACI MARKET*MASTER*, CACI National Mortgage Database*, CACI Savings Market Database*, CATALIST*, Charity Focus, GEO-MARKETING*, GEOMATCH*, GEOREAD, GEOTRIEVE*, Miracle, MONICA*, PIN, SITE*, SITE-POTENTIAL*, Shopping Centre Planner and UpFront. Some of these subsidiaries are parties to agreements pursuant to which they may have the right to distribute computer software products owned by others and obtain income therefrom.

[* The marks above indicated with an asterisk (*) are registered service marks or trademarks of CACI International Inc or its subsidiaries. All others are service marks or trademarks of CACI International Inc or its subsidiaries.]

BACKLOG

The Company's backlog as of June 30, 1995 was $590.3 million, of which $75.5 million was for orders believed to be firm. Total backlog as of June 30, 1994 was $726.5 million, of which $77.2 million represented firm orders. The source of backlog is primarily contracts with the U.S. Government. It is presently anticipated that all of the firm backlog will be filled during the fiscal year ending June 30, 1996.

BUSINESS SEGMENTS, FOREIGN OPERATIONS, AND MAJOR CUSTOMER

The business segment, foreign operations, and major customer information provided in the Company's Consolidated Financial Statements contained in this Report are incorporated herein by reference. In particular, see Note 15, Segment Information, of the Notes to Consolidated Financial Statements.

The following information is provided about the amounts of revenue attributable to firm fixed price contracts (including proprietary software product sales), time and materials contracts, and cost reimbursable contracts of the Company during each of the last three fiscal years:

Fiscal Year Ended       Firm         Time and        Cost
   June 30,         Fixed Price      Materials   Reimbursable     Total
- -----------------   -----------    ------------  ------------  ------------
1995                $62,607,000    $106,869,000  $63,488,000   $232,964,000
1994                 51,428,000      64,109,000   68,163,000    183,700,000
1993                 47,535,000      44,690,000   52,923,000    145,148,000
/TABLE

ITEM 2.  PROPERTIES

As of June 30, 1995, CACI leased office space at 49 locations containing an aggregate of approximately 476,400 square feet of space located in 19 states and the District of Columbia. In five countries outside the United States, CACI leased seven offices containing about 29,000 square feet of space.
CACI's leases expire primarily over the next seven years. In most cases, CACI anticipates that leases will be renewed or replaced by other leases.

All of CACI's offices are in modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

As of June 30, 1995, CACI International Inc maintained its corporate headquarters in approximately 158,000 square feet of space at 1100 North Glebe Road, Arlington, Virginia. See Note 9, Lease Commitments, of the Notes to Consolidated Financial Statements, for additional information regarding the Company's lease commitments.

ITEM 3.  LEGAL PROCEEDINGS

Pfirman and Chrysogelos Litigation

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991 for a description of the two shareholder suits against the Registrant, and against the directors of the Registrant entitled "Pfirman v. London, et al.", and "Chrysogelos v. London, et al.". Reference is also made to Part I, Item 3 in the Registrant's Annual Report on Form 10-K for the year ending June 30, 1994 for the major components of settlement for both lawsuits. Since the aforementioned filing of the Registrant's reports and the filing of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, on which Part I, Item 3, Legal Proceedings, was current, the information reported therein on pending legal proceedings instituted against the Registrant has changed as set forth below.

By Order dated September 5, 1995, the Delaware Chancery Court approved final implementation of the settlement in accordance with the report of the Settlement Administrator, Gilardi & Company. Pursuant to that Order, the Settlement Administrator will pay claims of shareholders against the Settlement Fund totalling $18,556, and will receive $25,158 in fees and expenses for its efforts. Registrant anticipates that the settlement will be fully implemented within the next sixty days.

Pentagen Technologies International, Ltd., v. CACI International Inc, et al.

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1995 for the most recently filed information concerning the lawsuit filed on July 1, 1993, against the Registrant by Pentagen Technologies International, Ltd. ("Pentagen") in the Supreme Court for the State of New York alleging conversion of intellectual property and violation of statutory duties as to appropriation of computer software, and the lawsuit filed December 10, 1993 against the Registrant in the United States District Court for the Southern District of New York alleging copyright and trademark infringement and violation of the Major Fraud Against the United States Act. Since the filing of the Registrant's report indicated above, the information reported therein on pending legal proceedings has not changed.

The Registrant believes that the allegations of these cases are without merit and intends to vigorously defend itself.

CACI International Inc, et al v. Pentagen Technologies, Ltd., et al.

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1995 for the most recently filed information concerning the lawsuit filed on December 22, 1993, in the United States District Court for the Eastern District of Virginia against Pentagen Technologies International, Ltd., Baird Technologies, Inc., John C. Baird and Mitchell R. Leiser (principals of Pentagen and Baird).

The lawsuit was brought by the Registrant in order to provide an expeditious redress of Pentagen's unfounded allegations including the allegations in the lawsuits brought by Pentagen in New York as described above, and to compensate the Registrant for any damage it may have suffered because of the defendants' unfounded accusations.

As previously reported, the Court granted Summary Judgment in favor of CACI holding that: (i) CACI's marketing of certain work to the United States Army Materiel Command did not infringe Pentagen's MENTIX copyright or infringe any trademark held by Pentagen; (ii) CACI's proprietary RENovate software reengineering methodology does not infringe Pentagen's MENTIX copyright;
(iii) CACI's work on the Army's Sustaining Base Information Services ("SBIS") contract does not infringe Pentagen's MENTIX copyright; and (iv) Pentagen and its principals, John C. Baird and Mitchell R. Leiser, are liable for both compensatory and punitive damages for defamation per se.

Since the filing of CACI's report indicated above, the information reported therein on pending legal proceedings has changed as set forth below:

The case is scheduled for oral argument before the Fourth Circuit Court of Appeals on September 28, 1995. The parties continue to be engaged in discovery proceedings in connection with Registrant's efforts to enforce the monetary awards previously obtained by CACI.

United States of America, ex rel., Pentagen Technologies International, Ltd.
  v. CACI International Inc. et al.

On April 21, 1994, Pentagen Technologies International, Ltd. ("Pentagen") filed under seal in the U.S. District Court for the Southern District of New York a Complaint against CACI International Inc and its wholly-owned subsidiaries, CACI Systems Integration, Inc. and CACI, INC.-FEDERAL (hereinafter "CACI"), International Business Machines Corporation ("IBM"), Loral Corporation ("Loral"), American Telephone and Telegraph Company ("AT&T"), PRC, Inc., I-Net, Inc., and Statistica, Inc. asserting the same factual allegations that Pentagen asserted against CACI in the cases described above, and alleging that the defendants violated the False Claims Act, 31 USC
Section 3732, in connection with the performance of the Sustaining Base Information Services Contract (the "SBIS Contract") and certain marketing efforts to the Army Materiel Command ("AMC"). After the Government declined to intervene in the case, and after the U.S. District Court for the Eastern District of Virginia ruled against Pentagen on the factual allegations which underlie the case, on June 5, 1995 Pentagen served upon CACI an Amended Complaint, which changed the wording but not the substance of the allegations of the original Complaint. The Amended Complaint alleges as follows:

(a) Count I - that CACI submitted marketing materials to the AMC proposing the unauthorized use of Pentagen's MENTIX software which, if accepted by the AMC, would have led to the submission of fraudulent invoices for payment by the AMC; (b) Count II - that IBM, Loral and all of the proposed subcontractors, including CACI, submitted a proposal for the SBIS Contract offering performance techniques that have not been employed in performance of the contract, causing the Army to pay double its anticipated cost of performance and rendering all invoices for contract performance fraudulent; (c) Count III
- - that the Army's acceptance of the contractors' failure to perform the SBIS Contract as proposed, its failure to modify the SBIS Contract or to declare the contractors in breach thereof based on such failure caused all of the invoices submitted on the SBIS Contract to be fraudulent; and (d) Count IV - that certain unidentified "John Does" and "Jane Does" employed by the Army breached their responsibility to the U.S. Government in administering the SBIS Contract such that the injury to the Government flowing from the contractors' failure to perform as proposed was not discovered in a timely fashion. The Amended Complaint seeks in excess of $1 Billion in damages.

All defendants have filed motions to dismiss the case on the basis of its numerous legal and factual inadequacies. By Order dated August 14, 1995, the Court stayed all proceedings of the case pending a decision on the various motions to dismiss.

CACI views this case as being entirely without legitimate factual or legal bases, as evidenced in part by the fact that the factual assertions which underlie the case already have been litigated and decided against Pentagen. CACI intends to vigorously defend itself against the allegations of the case, and to seek sanctions against Pentagen for this frivolous litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended June 30, 1995, through the solicitation of proxies or otherwise.

                                   PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Registrant's Common Stock became publicly traded on June 2, 1986, replacing paired units of Common Stock of CACI, Inc. and beneficial interests in Common shares of CACI N.V. which had been traded in the over-the-counter market.

From July 1, 1993 to June 30, 1995, Common Shares of the Registrant have been quoted on the NASDAQ National Market System. The range of high and low sales prices for each quarter during this period are as follows:


          Fiscal 1995                          Fiscal 1994
- -------------------------------       --------------------------------
Quarter        High        Low          Quarter       High        Low

1st           11-1/8      7-1/2           1st        5-1/16      4-1/4
2nd           12          9               2nd        6           5
3rd           10-7/8      8-7/8           3rd        9-3/8       5-5/8
4th           12-7/8      8-3/4           4th        10-3/8      7-7/8


The Registrant has never paid a cash dividend. The present policy of the Registrant is to retain earnings to provide funds for the operation and expansion of its business. The Registrant does not intend to pay any cash dividends at this time.

At August 31, 1995, the number of record shareholders of the Registrant's Common Stock was approximately 1,300.

ITEM 6.  SELECTED FINANCIAL DATA

                                              Year Ended June 30
                                              ------------------
                            1995          1994         1993         1992          1991
                        ------------  ------------  ----------- ------------  ------------
REVENUE                 $232,964,000  $183,700,000 $145,148,000 $139,878,000  $136,084,000
COSTS AND EXPENSES
 Direct costs            126,442,000    97,584,000   75,804,000   74,536,000    66,896,000
 Indirect costs and
 selling expenses         87,688,000    71,126,000   57,797,000   55,289,000    62,644,000
 Depreciation &
  Amortization             4,981,000     4,341,000    3,367,000    2,556,000     3,029,000
                        ------------  ------------  ------------ ------------  -----------
 Operating expenses      219,111,000   173,051,000  136,968,000  132,381,000   132,569,000
                        ------------  ------------  ------------ ------------  -----------
                          13,853,000    10,649,000    8,180,000    7,497,000     3,515,000

 Interest expense            478,000       420,000      471,000      359,000       428,000
 Shareholder lawsuit
  and merger costs                 0             0      901,000            0             0
 Excess facilities &
  lease termination
  costs                            0             0    1,921,000            0    2 ,428,000
                        ------------  ------------  ------------  -----------  -----------
EARNINGS BEFORE
INCOME TAXES              13,375,000    10,229,000    4,887,000    7,138,000       659,000

Income taxes               5,219,000     3,893,000    1,907,000    2,928,000      (363,000)
                        ------------   ------------ ------------  ----------    ----------
INCOME BEFORE
EXTRAORDINARY ITEM         8,156,000     6,336,000    2,980,000    4,210,000     1,022,000

Extraordinary item-
 cost of shareholder
 lawsuit settlement
 (net of  $194,000
  tax benefit)                     0      (300,000)           0            0             0
                        ------------  ------------  -----------  -----------   -----------
NET INCOME              $  8,156,000  $  6,036,000 $  2,980,000 $  4,210,000  $  1,022,000
                        ============  ============  ===========  ===========   ===========

EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:
Income before
 extraordinary item     $       0.77  $       0.60  $      0.29  $      0.40  $       0.10
Extraordinary item              0.00         (0.03)        0.00         0.00          0.00
Net income                      0.77          0.57         0.29         0.40          0.10

AT YEAR END:
Total assets            $ 74,642,000  $ 70,999,000  $58,417,000  $55,835,000  $ 49,428,000
Long-term obligations      2,340,000     2,492,000    2,898,000    2,901,000     2,696,000
Working capital           26,517,000    22,009,000   21,937,000   24,055,000    21,033,000
Shareholders' equity      44,485,000    37,738,000   30,497,000   28,923,000    24,959,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue for the fiscal years ended June 30, 1995, 1994 and 1993.

                                          Percentage of Revenue
                                    -------------------------------
                                    FY 1995     FY 1994     FY 1993
                                    -------     -------     -------
Revenue                              100.0%      100.0%      100.0%
Costs and Expenses
  Direct Costs                        54.3%       53.1%       52.3%
  Indirect Costs & Selling Expenses   37.7%       38.7%       39.8%
  Depreciation and Amortization        2.1%        2.4%        2.3%
                                    -------     -------     -------
    Operating Expenses                94.1%       94.2%       94.4%
                                    -------     -------     -------
                                       5.9%        5.8%        5.6%
Interest Expense                       0.2%        0.2%        0.3%
Shareholder lawsuit & merger costs     0.0%        0.0%        0.6%
Lease Cancellation Costs               0.0%        0.0%        1.3%
                                    -------     -------     -------
Earnings Before Income Taxes           5.7%        5.6%        3.4%
Income Taxes                           2.2%        2.1%        1.3%
Extraordinary Item - settlement of
  shareholder suits (net of tax)       0.0%        0.2%        0.0%
                                    -------     -------     -------
Net Income                             3.5%        3.3%        2.1%
                                    =======     =======     =======


FY 1995 COMPARED WITH FY 1994

Revenue increased by 26.8% or $49.26 million to $232.96 million from last year's $183.70 million. The increase was the result of a $25.5 million (27%) increase in revenue from DoD, a $20.3 million increase (70.4%) in revenue from contracts with DoJ, a $1.4 million increase (3.1%) in revenue from commercial customers, a $2.5 million increase (37.4%) in revenue from state governments, and a $0.5 million decrease (6.9%) in revenue from Federal agencies other than DoD and DoJ.

The $25.5 million increase in revenue from DoD contracts was due to (i) $14.5 million generated from new contracts and additions to the existing contract business base, and (ii) $11.0 million in additional revenues resulting from the December 1, 1993 acquisition of the Government Services business of SofTech Inc. DoD revenue accounted for 51% of total revenue, the same percentage as last year. Effective April 1, 1995, the Company chose to give back to the prime contractor, a subcontract under which it had been performing since October 1, 1993. This subcontract generated approximately $2.1 million in revenue per quarter, but was breakeven in terms of its profitability. This event will dampen the internal growth rate in DoD-derived revenue in future years.

The DoJ revenue growth of $20.3 million was a result of on-going DoJ litigation, for which the Company provides automated litigation support services. For the year, DoJ revenue accounted for 21.1% of total company revenue versus last year's 15.7%. Revenue from DoJ is dependent upon the level of DoJ litigation case load the Company is supporting at any period in time and can fluctuate. The Company believes DoJ-derived revenue will remain stable in the coming fiscal year.

The commercial revenue growth of $1.4 million was the result of $3.4 million (15%) increase in U.K.-based revenue diminished by a decline in revenue from commercial litigation support.

Direct contract costs grew by 29.6% ($28.8 million) from $97.6 million to $126.4 million. Direct labor, the principal driving component of contract revenue, was up $17.1 million, or 27%, while non-labor direct costs increased $11.7 million or 34%. Direct costs as a percentage of revenue were up slightly to 54.3% from 53.1%. This increase was primarily attributable to the increasing competition in Federal contracts which is driving down the markups over direct cost, and a relative increase in less profitable non-labor direct costs, which increased from 18.9% to 19.9% of revenue.

Indirect costs grew by $16.6 million or 23.3% to $87.7 million from $71.1 million but, as a percentage of revenue, declined to 37.7% from 38.7%. The decrease reflects the Company's continuing emphasis on reducing administrative indirect costs while increasing funds for marketing and bid and proposal ("B&P") efforts. As a result of this management emphasis and despite the 26.8% increase in revenue, indirect labor increased by only $3.2 million and, as a percentage of revenue, decreased from 7.9% to 7.6%.

Indirect costs also increased in B&P labor, incentive compensation and fringe benefits. B&P labor increased in response to increases in the volume of actual and planned proposals for the year. Incentive compensation (sales commission and other pay for performance) grew because of the increased revenue and profit, particularly in the information systems operation. Fringe benefits, the largest category of indirect expenses (32% of total), increased in proportion with the total payroll (direct labor, B&P labor, indirect labor and incentive compensation), and an increase in the overall payroll tax rates.

Depreciation and amortization increased by $640,000 (14.7%) to $4.98 million from $4.34 million. The increase was the result of: i) an increased level of fixed assets (primarily computing and network equipment), necessitated by internal growth and obtained through acquisitions, accounted for $217,000 (34%) of the growth, ii) change in depreciation life of computer equipment to three years from five years accounted for $125,000 (19%) of the growth, and
iii) the other $298,000 (47%) of the growth was the result of the goodwill amortization associated with the acquisitions discussed in Note 1 to the financial statements.

Income before interest grew $3.2 million or 30% from $10.65 million to $13.85 million. The increase resulted primarily from the increase in revenue.

Interest costs totalled $478,000 (0.2% of revenue) and were up $58,000 (13.8%) from last year's $420,000. The increase was the result of a 2.03% weighted average interest rate increase from 4.98% to 7.01%, partially offset by a $1.18 million (14.1%) reduction in the average line of credit balance from $8.38 million to $7.20 million.

Income before income taxes and extraordinary items rose to $13.38 million (31%) from last year's earnings of $10.23 million. This 31% increase was primarily attributable to the growth in operating income, with a slight offset by the increase in interest expense.

The Company's effective tax rate increased to 39% from 38% last year because of i) decrease in earnings from the Company's U.K. Subsidiary, where the Company enjoys a lower tax rate, and ii) increase in the effective U.S. tax rate caused by 82% growth in U.S. income.

The FY 1994 extraordinary item reflects a provision made during the quarter ended September 30, 1993 to cover the costs of settling the outstanding shareholder lawsuits. The provision equates to a $494,000 pre-tax expense, and $300,000 net of tax. Also see comments under Liquidity below.

Earnings per share increased to $0.77 (35%) for the reasons discussed above.


FY 1994 COMPARED WITH FY 1993

Revenue increased by 26.6% or $38.6 million to $183.7 million from $145.1 million. The increase was the result of a $15.5 million (19.6%) increase in revenue from DoD. The DoD increase was primarily the result of the acquisition of the Government Services business of SofTech, Inc. which added revenues of $13.8 million in FY 1994. Revenue from contracts with DoJ increased by $8.3 million (40.5%) which was a result of new contract awards for automated litigation support services which the Company won competitively in the spring and summer of 1993. Revenue from commercial customers increased by $8.7 million as a result of a 48% increase in revenue from the U.K. operation. The substantial growth in U.K. revenue was the result of (i) an increase in the size of the sales force; (ii) acquisitions in the first and second quarter of the year; and (iii) an improvement in the U.K. economy. Revenue from Federal agencies other than DoD and DoJ increased by $4.0 million (139%). Revenue from state governments increased by $2.1 million (47.8%).

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

Indirect costs grew by $13.3 million or 23% to $71.1 million from $57.8 million but, as a percentage of revenue, declined to 38.7% from 39.8%. The decrease reflects the Company's continuing emphasis on reducing administrative indirect costs while increasing funds for marketing and B&P efforts. As a result of this management emphasis and despite the 27% increase in revenue, indirect labor increased by only $0.6 million or 4% and, as a percentage of revenue, decreased from 9.6% to 7.9%. Indirect costs also increased in B&P labor, incentive compensation and fringe benefits. B&P labor increased in response to increases in the volume of actual and planned proposals for the year. Incentive compensation (sales commission and other pay for performance) grew because of the increased revenue and profit, particularly in the commission-oriented U.K. operation. Fringe benefits, the largest category of indirect expenses (32% of total), increased in proportion with the total payroll (direct labor, B&P labor, indirect labor and incentive compensation), and an increase in the overall payroll tax rates.

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

Income before income taxes and extraordinary items rose to $10.23 million from FY 1993 earnings of $4.89 million. Income before income taxes and extraordinary items included $0.9 million shareholder lawsuit and merger costs and $1.9 million excess facilities and lease termination costs. Excluding these costs from FY 1993 results, the income before income taxes and extraordinary items would have been $7.7 million, an increase of $2.5 million (33%). This 33% increase was attributable to the growth in operating income, and the decline in interest expense.

The Company's effective tax rate decreased to 38% from 39% because of an increase in earnings from the Company's U.K. subsidiary, where the Company enjoys a lower tax rate, coupled with realizing the tax benefits from the recent establishment of a Foreign Sales Corporation assigned to sell certain U.S.-developed computer software products abroad.

During the first quarter of FY 1994, the Company recognized a provision for an extraordinary item to cover the costs of the outstanding shareholder lawsuits. The provision equates to a $494,000 pre-tax expense, and $300,000 net of tax. See Note 14 to the Consolidated Financial Statements. Also see comments under Liquidity below.

Earnings per share increased $0.28 (97%) for the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of cash are from operating activities and bank borrowings. The Company's primary requirement for working capital is to carry billed and unbilled receivables, a majority of which are due under prime contracts with the U.S. Government, or subcontracts thereunder.

During FY 1995, the Company purchased for Treasury Stock 275,000 shares of Common Stock at an aggregate price of $2.2 million. In addition, the Company is pursuing a strategy of small, synergistic, niche acquisitions designed to broaden its client and product base. No acquisitions were made in FY 1995. However, as mentioned earlier, on September 1, 1995, the Company acquired ASG for $4.9 million payable in cash over four years. The transaction will be financed largely through internally generated funds, coupled with some bank borrowing under its existing line of credit. ASG provides information technology, engineering and environmental services to the DoD and DoE. ASG is estimated to generate approximately $16 million in revenue and provide approximately $400,000 in earnings during the first full year of operations.

In September 1993, the Company's U.K. subsidiary purchased the geodemographic business of Pinpoint Analysis Ltd. ("Pinpoint") for approximately $750,000. Pinpoint is a U.K.-based market analysis business and was a competitor of the Company's U.K. operations. In October 1993, the Company's U.K. subsidiary purchased the assets associated with the accounting software system of Miracle Products Ltd. ("Miracle") for approximately $640,000. Miracle is a U.K.-based accounting system and associated client base which complements certain of the Company's existing product offerings in the U.K. On December 1, 1993, the Company acquired the Government Services business of SofTech, Inc. for $4.2 million.

In July 1992, The Company purchased all of the outstanding Common Stock of American Legal Systems Corp. for an initial purchase price of approximately $2.8 million (also see Note 12 to the Consolidated Financial Statements). ALS provides litigation support to commercial customers and the acquisition was for the purpose of providing a commercial outlet for the technologies and capabilities developed by the Company in support of its DoJ contracts. The Company is currently evaluating the long-range profitability of this acquisition.

As discussed in Note 14 to the Consolidated Financial Statements, under the terms of the shareholder litigation settlement agreement originally reached in September 1993, the Company agreed to initiate a contingent self-tender for
1.3 million of its Common Shares at a price of $6.00 per share in the event that the average closing price for the Company's shares for twenty consecutive trading days, between July 22, 1994 and February 28, 1995, was below $6.00 per share. Since the Company's shares did not trade below $6.00 per share in that time period, the self-tender expired. Under the terms of the agreement, the Company is no longer obligated to tender its Common Shares.

The Company maintains a $20 million unsecured line of credit with Signet Bank in the U.S., and a 500,000 pounds sterling unsecured line with the National Westminster Bank in London, England (See Note 4 to the Consolidated Financial Statement). These credit lines expire in March, 1996 and in November, 1995, respectively. The Company believes they can be renewed and increased as necessary to cover working capital or acquisition requirements. Accordingly, the Company believes that the combination of internally generated funds, available bank credit and cash on hand will provide the required liquidity and capital resources for the foreseeable future.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

On the following pages are the Consolidated Financial Statements and Financial Statement Schedules of CACI International Inc and subsidiaries for the years ended June 30, 1995, 1994, and 1993, and Independent Auditors' Report.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements with its independent accountant on accounting principles, practices or financial statement disclosure during the two years prior to the date of the most recent financial statements included in this Report.

Independent Auditor's Report




To the Board of Directors and Shareholders
CACI International Inc
Arlington, Virginia

We have audited the accompanying consolidated balance sheets of CACI International Inc and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash
flows for each of the three years in the period ended June 30, 1995.   Our
audits also included the financial statement schedule listed in Part IV at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CACI International Inc and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule taken as a whole, presents fairly in all material respects the information set forth therein.



            /s/
- ----------------------------
Deloitte & Touche LLP

Washington, D.C.
August 14, 1995
(September 1, 1995 as to Note 13)

                  CACI INTERNATIONAL INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                       June 30
                                            ---------------------------
                                                1995           1994
                                            -----------     -----------
CURRENT ASSETS

Cash and equivalents                        $ 1,996,000     $   941,000
Accounts receivable:
   Billed                                    42,188,000      42,074,000
   Unbilled                                   6,134,000       4,695,000
                                            -----------     -----------
Total accounts receivable                    48,322,000      46,769,000
   Deferred income taxes                        156,000               0
   Prepaid expenses and other                 3,860,000       5,068,000
                                            -----------     -----------
TOTAL CURRENT ASSETS                         54,334,000      52,778,000
                                            -----------     -----------


PROPERTY AND EQUIPMENT, NET
   Equipment and furniture                   20,644,000      18,476,000
   Leasehold improvements                     1,809,000       1,648,000
                                            -----------     -----------
   Property and equipment, at cost           22,453,000      20,124,000
   Accumulated depreciation
     and amortization                       (13,927,000)    (12,369,000)
                                            -----------     -----------

TOTAL PROPERTY AND EQUIPMENT, NET             8,526,000       7,755,000
                                            -----------     -----------

ACCOUNTS RECEIVABLE, LONG TERM                4,489,000       3,318,000
GOODWILL, NET                                 5,413,000       5,921,000
OTHER ASSETS                                  1,182,000       1,001,000
DEFERRED INCOME TAXES                           698,000         226,000
                                            -----------     -----------

TOTAL ASSETS                                $74,642,000     $70,999,000
                                            ===========     ===========


See notes to Consolidated Financial Statements

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (cont'd)
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         June 30
                                              ---------------------------
                                                  1995           1994
                                              -----------     -----------
CURRENT LIABILITIES
   Note payable                               $         0     $ 2,745,000
   Accounts payable and accrued expenses       11,719,000      14,848,000
   Accrued compensation and benefits           13,310,000      10,712,000
   Deferred rent expense                          561,000         454,000
   Income taxes payable                         1,944,000       1,829,000
   Deferred income taxes                          283,000         181,000
                                              -----------     -----------

TOTAL CURRENT LIABILITIES                      27,817,000      30,769,000
                                              -----------     -----------

DEFERRED RENT EXPENSES                          2,197,000       2,353,000
DEFERRED INCOME TAXES                             143,000         139,000

SHAREHOLDERS' EQUITY
   Common stock -
     $.10 par value,
     40,000,000 shares authorized,
     13,568,000 and 13,490,000 shares issued    1,357,000       1,349,000
   Capital in excess of par                     5,053,000       4,591,000
   Retained earnings                           52,777,000      44,621,000
   Cumulative currency
     translation adjustments                   (1,040,000)     (1,315,000)
   Treasury stock, at cost
     (3,526,000 shares & 3,251,000 shares)    (13,662,000)    (11,508,000)
                                              -----------     -----------

TOTAL SHAREHOLDERS' EQUITY                     44,485,000      37,738,000
                                              -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $74,642,000     $70,999,000
                                              ===========     ===========


See Notes to Consolidated Financial Statements

                    CACI INTERNATIONAL INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended June 30
                                    ------------------------------------------
                                        1995           1994           1993
                                    ------------   ------------   ------------

REVENUE                             $232,964,000   $183,700,000   $145,148,000
                                    ------------   ------------   ------------
COSTS AND EXPENSES
  Direct costs                       126,442,000     97,584,000     75,804,000
  Indirect costs &
    selling expenses                  87,688,000     71,126,000     57,797,000
  Depreciation and amortization        4,981,000      4,341,000      3,367,000
                                    ------------   ------------   ------------
Total Operating Expenses             219,111,000    173,051,000    136,968,000
                                    ------------   ------------   ------------
                                      13,853,000     10,649,000      8,180,000

  Interest expense                       478,000        420,000        471,000
  Shareholder lawsuit
     and merger costs                          0              0        901,000
  Lease litigation
     settlement expenses                       0              0      1,921,000
                                    ------------   ------------   ------------

INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM                    13,375,000     10,229,000      4,887,000

  Income taxes                         5,219,000      3,893,000      1,907,000
                                    ------------   ------------   ------------
INCOME BEFORE EXTRAORDINARY ITEM       8,156,000      6,336,000      2,980,000
                                    ------------   ------------   ------------

  Extraordinary item-cost of
     shareholder lawsuit settlement
     (net of $194,000 tax benefit)             0       (300,000)             0
                                    ------------   ------------   ------------

NET INCOME                          $  8,156,000   $  6,036,000   $  2,980,000
                                    ============   ============   ============

EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:

  Income before extraordinary item  $       0.77   $       0.60   $       0.29
  Extraordinary item                        0.00          (0.03)          0.00
  Net income                                0.77           0.57           0.29
AVERAGE NUMBER OF SHARES AND
EQUIVALENT SHARES OUTSTANDING         10,611,000     10,615,000     10,361,000
                                    ============   ============   ============

See Notes to Consolidated Financial Statements

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended June 30
                                    ------------------------------------------
                                        1995           1994           1993
                                    ------------   ------------   ------------

CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net income                          $  8,156,000   $  6,036,000   $ 2,980,000
Reconciliation of net income
to net cash provided by
operating activities:
  Depreciation & amortization          4,981,000      4,341,000     3,367,000
  (Gain)/Loss on sale of
    property and equipment               (12,000)        54,000        44,000
  Provision for deferred
    income taxes                        (516,000)      (816,000)     (731,000)


Changes in operating assets
and liabilities:
  Accounts receivable                 (1,534,000)   (10,122,000)      911,000
  Prepaid expenses & other assets        426,000       (593,000)   (1,615,000)
  Accounts payable and
    accrued expenses                  (4,811,000)     5,902,000      (919,000)
  Accrued compensation & vacation      2,664,000      3,637,000       (81,000)
  Deferred rent expense                  (49,000)       (26,000)     (150,000)
  Income taxes payable                    64,000        715,000       256,000
                                    ------------   ------------   -----------

Net cash provided by
  operating activities                 9,369,000      9,128,000     4,062,000
                                    ------------   ------------   -----------

CASH FLOWS FROM
INVESTING ACTIVITIES:
Acquisitions of property
  & equipment                         (4,172,000)    (2,671,000)   (3,330,000)
Proceeds from sale of
  property and equipment                  91,000        103,000        33,000
Payments for acquisitions                      0     (4,508,000)   (2,831,000)
Other                                    133,000       (411,000)     (718,000)
                                    ------------   ------------   -----------

Net cash used in
  investing activities                (3,948,000)    (7,487,000)   (6,846,000)
                                    ------------   ------------   -----------

See Notes to Consolidated Financial Statements

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (cont'd)

                                                 Year Ended June 30
                                    ------------------------------------------
                                        1995           1994           1993
                                    ------------   ------------   ------------
CASH FLOWS FROM
  FINANCING ACTIVITIES:
Proceeds under line-of-credit         79,684,000     86,982,000    61,438,000
Payments under line-of-credit        (82,429,000)   (91,460,000)  (59,057,000)
Issuance of common stock                 470,000      1,161,000       139,000
Purchase of common stock
  for treasury                        (2,154,000)      (157,000)     (111,000)
                                    ------------   ------------   -----------

Net cash (used in) provided by
  financing activities                (4,429,000)    (3,474,000)    2,409,000
                                    ------------   ------------   -----------

EFFECT OF EXCHANGES RATES
  ON CASH AND EQUIVALENTS:                63,000         49,000      (259,000)
                                    ------------   ------------   -----------

Net increase (decrease) in
  cash and equivalents                 1,055,000     (1,784,000)     (634,000)
Cash and equivalents,
  beginning of period                    941,000      2,725,000     3,359,000
                                    ------------   ------------   -----------

Cash and equivalents,
  end of period                     $  1,996,000   $    941,000   $ 2,725,000
                                    ============   ============   ===========


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

Cash paid during the year for:

   Income taxes, net of refunds     $  4,632,000   $  1,784,000   $ 2,149,000
                                    ============   ============   ============

   Interest                         $    515,000   $    410,000   $   475,000
                                    ============   ============   ============


See Notes to Consolidated Financial Statements

                                         CACI INTERNATIONAL INC AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         Common Stock
                           -----------------------------------------
                                 Class A*                Class B                                Cumulative
                           ---------------------   -----------------    Capital in               Currency
                                                                         Excess of   Retained   Translation     Treasury
                             Shares      Amount     Shares    Amount       Par       Earnings   Adjustments       Stock
                           ----------  ---------- ---------  --------  ----------  ----------- -------------  -------------
BALANCE, July 1, 1992      13,089,000  $1,309,000  109,000   $11,000   $3,319,000  $35,605,000 $    (81,000)  $(11,240,000)
 Net Earnings                                                                                     2,980,000
 Currency translation
   adjustments                                                                                                  (1,435,000)
 Exercise of Stock Options
   (including $47,000
   income tax benefit)         41,000       4,000    6,000     1,000      135,000
 Treasury Shares purchased
   (23,000 Class A)                                                                                               (111,000)
                           ----------  ---------- ---------  --------  ----------  ----------- -------------  -------------

BALANCE, June 30, 1993     13,130,000  $1,313,000  115,000   $12,000   $3,454,000  $38,585,000 $ (1,516,000)  $(11,351,000)
 Net Earnings                                                                                     6,036,000
 Currency translation
   adjustments                                                                                                     201,000
 Exercise of Stock Options
   (including $494,000
   income tax benefit)        245,000      24,000                      1,137,000
 Conversion of Class B
   shares                     115,000      12,000 (115,000)  (12,000)
 Treasury Shares purchased
   (18,923 shares)                                                                                                (157,000)
                           ----------  ---------- ---------  --------  ----------  ----------- -------------  -------------

BALANCE, June 30, 1994     13,490,000  $1,349,000        0   $     0   $4,591,000  $44,621,000 $ (1,315,000)  $(11,508,000)
 Net Earnings                                                                                     8,156,000
 Currency translation
   adjustments                                                                                                     275,000
 Exercise of Stock Options
   (including $184,000
   income tax benefit)         78,000       8,000                        462,000
 Treasury Shares purchased
   (275,000 shares)                                                                                             (2,154,000)
                           ----------  ---------- ---------  --------  ----------  ----------- -------------  -------------
BALANCE, June 30, 1995      13,568,000 $1,357,000        0    $    0   $5,053,000  $52,777,000 $ (1,040,000)  $(13,662,000)

*  As of June 30, 1994, all Class A Common Stock was classified as Common Stock.
See Notes to Consolidated Financial Statements

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JUNE 30, 1995, 1994 AND 1993

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


Revenue Recognition

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of the fee earned. Revenue on fixed-price contracts is recognized on the percentage of completion method based on costs incurred in relation to total estimated costs. Revenue on time and materials contracts is recognized to the extent of billable rates times hours delivered plus materials expense incurred. Revenue from software license sales is recognized upon delivery when there is no significant obligation to perform after the sale, but is recognized under the percentage of completion method when there is significant obligation for production, modification or customization after the sale. Revenue from maintenance support services on these products is nonrefundable and generally recognized on a straight-line basis over the term of the service agreement. Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined.

The Company's United States Government contracts (approximately 75% of total revenue) are subject to subsequent government audit of direct and indirect costs. All such incurred cost audits have been completed through June 30, 1991. Management does not anticipate any material adjustment to the consolidated financial statements for later periods.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of equipment has been provided over the estimated useful lives of three to ten years of the respective assets, using primarily the straight-line method. Leasehold improvements are generally amortized over the respective remaining lease term using the straight-line method, which is shorter than the useful life.


Capitalized Software Costs

The Company capitalizes certain product-related software development costs after technological feasibility and marketability have been demonstrated. These costs are amortized on a product-by-product basis over their estimated economic useful lives, which range from 3 to 5 years.


Income Taxes

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes", effective July 1, 1993. This accounting standard required the use of the asset and liability approach for financial accounting and reporting for income taxes. There was no material cumulative effect on income in the financial statements from the adoption of SFAS 109. The provision for income taxes includes taxes currently payable and those deferred due to the differences between the financial statements and the tax bases of assets and liabilities.

U.S. income taxes have not been provided on $14,793,000 in undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States.


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


Earnings per Share

Earnings per share is computed by dividing net earnings by the weighted average number shares and equivalent shares outstanding during each of the years ended June 30, 1995, 1994 and 1993 of 10,611,000, 10,615,000, and
10,361,000, respectively. The weighted averages include the number of shares issuable upon exercise of stock options granted under the employee stock incentive plan after the assumed repurchase of shares with the related proceeds.

Statement of Cash Flows

Short-term investments with an original maturity of three months or less are considered cash equivalents.


Goodwill

The excess of cost over fair market value of net assets acquired is being amortized, using the straight line method, for periods ranging from 3 to 15 years. Accumulated amortization was $1,075,000 and $529,000 at June 30, 1995 and June 30, 1994, respectively.


Statement Presentation

Certain prior period amounts have been reclassified to conform with the current year's presentation.


NOTE 2.     ACCOUNTS RECEIVABLE

Total accounts receivable are net of allowance for doubtful accounts of $1,415,000 and $1,664,000 at June 30, 1995 and June 30, 1994, respectively.
Accounts Receivable are classified as follows:

                                         June 30, 1995     June 30, 1994
                                         -------------     -------------
BILLED AND BILLABLE RECEIVABLES:
  Billed receivables                     $  35,960,000     $  35,668,000
  Billable receivables at end of period      6,228,000         6,406,000
                                         -------------     -------------
  TOTAL BILLED AND BILLABLE RECEIVABLES     42,188,000        42,074,000
                                         -------------     -------------

UNBILLED RECEIVABLES:
  Unbilled pending receipt of contractual
    documents authorizing billing            5,799,000         4,413,000
  Unbilled Retainages and fee withholds
    expected to be billed
    within the next 12 months                  335,000           282,000
                                         -------------     -------------
                                             6,134,000         4,695,000
  Unbilled retainages and fee withholds
    expected to be billed
    beyond the next 12 months                4,489,000         3,318,000
                                         -------------     -------------
  TOTAL UNBILLED RECEIVABLES                10,623,000         8,013,000
                                         -------------     -------------

TOTAL ACCOUNTS RECEIVABLE:               $  52,811,000     $  50,087,000
                                         =============     =============

NOTE 3.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The costs capitalized and amortized for the years ended June 30, 1995, 1994, and 1993 were as follows:

Annual Activity                                 Year Ended June 30,
                                     ----------------------------------------
                                          1995         1994          1993
                                     ------------  ------------  ------------
Balance, beginning of year           $   865,000    $ 775,000     $ 555,000
Capitalized during year                  478,000      332,000       412,000
Amortized during year                   (275,000     (242,000)     (192,000)
Balance, end of year                 $ 1,068,000    $ 865,000     $ 775,000

Amounts included in:
Current assets                       $   263,000    $ 275,000     $ 254,000
Other assets                         $   805,000    $ 590,000     $ 521,000


NOTE 4.     NOTE PAYABLE

The Company has a $20 million revolving credit agreement with Signet Bank which expires on March 31, 1996. Under this agreement, the Company had outstanding borrowings of $0 at June 30, 1995 and $2,745,000 at June 30, 1994. Interest is charged on the outstanding borrowings at the lower of the bank's daily prime commercial lending rate or the Federal Funds rate plus 0.90% and 1.25% at June 30, 1995 and 1994 respectively. The applicable interest rate on the loan balance was 7.01% and 7.21% at June 30, 1995 and 1994, respectively. The credit agreement requires, among other provisions, the maintenance of certain levels of net worth and working capital and places certain restrictions on cash dividends and additional debt. Throughout FY 1995 and FY 1994, the Company was in compliance with all bank covenants.

NOTE 5.     INCOME TAXES

The provision (benefit) for income taxes consists of:

                                     State
Year Ended                            and
June 30              Federal         Local         Foreign         Total
- ----------         ----------     ----------     ----------     ----------
1995
  Current          $3,649,000     $  798,000     $  291,000     $4,738,000
  Deferred            207,000         46,000        228,000        481,000
                   ----------     ----------     ----------     ----------
                   $3,856,000     $  844,000     $  519,000     $5,219,000
                   ==========     ==========     ==========     ==========

1994
  Current          $1,894,000     $  696,000     $1,151,000     $3,741,000
  Deferred             97,000         21,000         34,000        152,000
                   ----------     ----------     ----------     ----------
                   $1,991,000     $  717,000     $1,185,000     $3,893,000
                   ==========     ==========     ==========     ==========

1993
  Current          $2,311,000     $  260,000     $  610,000     $3,181,000
  Deferred         (1,042,000)       (85,000)      (147,000)    (1,274,000)
                   ----------     ----------     ----------     ----------
                   $1,269,000     $  175,000     $  463,000     $1,907,000
                   ==========     ==========     ==========     ==========

A reconciliation of the income tax provision (benefit) and the amount computed by applying the statutory U.S. income tax rate of 34% is as follows:

                                             Year Ended June 30
                                  ----------------------------------------
                                     1995           1994           1993
                                  ----------     ----------     ----------

Amount at Statutory U.S. rate     $4,220,000     $3,478,000     $1,662,000
State taxes, net of U.S.
  income tax benefit                 517,000        450,000        116,000
Other expenses not deductible
  for tax purposes                   300,000         80,000         81,000
Taxes on foreign earnings at
  different effective rates          297,000        209,000         48,000
Extraordinary item                         0       (194,000)             0
Foreign/research and development
  tax credits                       (115,000)      (130,000)             0
                                  ----------     ----------     ----------

Total                             $5,219,000     $3,893,000     $1,907,000
                                  ==========     ==========     ==========


The net current and non-current components of the deferred income tax accounts as shown on the consolidated balance sheet at June 30, 1995 are:

                                                    Total
                                                 ----------
Net current deferred tax asset                   $  156,000
Net non-current deferred tax asset                  698,000
Net current deferred tax liability                 (283,000)
Net non-current deferred liability                 (143,000)
                                                 ----------
Total net deferred asset (liability)             $  428,000
                                                 ==========

The deferred tax assets and tax liabilities at June 30, 1995 are:

Assets:                                              1995
                                                  ----------
Accrued vacation and other expenses              $ 3,276,000
Deferred rent                                      1,065,000
Foreign transactions                                 156,000
Pension                                              207,000
                                                  ----------
Total deferred assets                            $ 4,704,000
                                                  ----------
Liabilities:
Unbilled revenue                                 $(3,698,000)
Depreciation                                        (516,000)
Other                                                (62,000)
                                                  ----------
Total deferred liabilities                       $(4,276,000)
                                                  ----------
Net deferred tax asset:                          $   428,000
                                                  ==========

Commencing July 1, 1987, the Company adopted the accrual net of unbillable revenue method of accounting for tax purposes. Under this method, only revenue that is contractually billable is used to compute taxable income while certain expenses are not currently deductible.

The Company adopted SFAS No. 109 "Accounting for Income Taxes" effective July 1, 1993. Prior years financial statements were not restated. There was no material cumulative effect on the financial statements as a result of adoption of this standard.


NOTE 6.  COMMON STOCK

At June 30, 1993, the Company's Common Stock consisted of Class A and Class B Common Stock, each with a $.10 par value, and each with 40,000,000 shares authorized. There were 13,130,000 Class A shares and 115,000 Class B shares outstanding at June 30, 1993, of which 3,194,000 Class A shares and 39,000 Class B shares were carried in Treasury at their acquisition cost. In October 1993, by the provisions of the Company's Charter, the Class B shares automatically converted to Class A Common Stock on a one-for-one basis, after which the Company had only one class of Common Stock. As of June 30, 1995 and 1994, there were 13,568,000 and 13,490,000 shares of Common Stock outstanding respectively of which 3,526,000 and 3,251,000 shares respectively are held in Treasury and are carried at their acquisition cost.


NOTE 7.  STOCK INCENTIVE PLAN

The Company has an employee stock incentive plan (the "Plan") which provides that key employees may be awarded some or all of the following: nonqualified stock options; incentive stock options within the meaning of the Internal Revenue Code; and the option to purchase Common Stock. The stock option exercise prices would generally be at fair market value on the date of grant. The period during which each option is exercisable is determined when granted, but in no event are they exercisable later than ten years from the date of grant or after December 31, 2000. Any debt securities awarded under the Plan would be subordinate to existing and future secured debt of the Company and would be offered to the employees for purchase at their fair market value.
The maximum number of shares which may be issued under the Plan is 5,200,000. As discussed in Note 6 above, the Class B Common Stock was converted automatically to Common Stock in October, 1993, and no further options for Class B will be issued.

Stock option activity and price information regarding the Plan follows:
                                              Number        Exercise
                                            of shares        Price
                                            ----------     -----------
Shares Under Option, July 1, 1992           1,630,000      $1.87-$5.09
   Granted                                     28,000      $4.44-$4.75
   Exercised                                  (41,000)     $1.87-$2.59
   Forfeited                                  (98,000)     $1.87-$5.09
                                            ----------
Shares Under Option, June 30, 1993          1,519,000      $1.87-$5.03
   Granted                                    108,000      $5.87-$5.94
   Exercised                                 (244,000)     $1.87-$4.75
   Forfeited                                   (2,000)        $3.50
                                            ----------
Shares Under Option, June 30, 1994          1,381,000      $1.87-$5.94
   Granted                                    133,000     $8.56-$10.88
   Exercised                                  (78,000)     $1.87-$5.94
   Forfeited                                  (22,000)     $1.87-$4.44
                                            ----------
Shares Under Option, June 30, 1995          1,414,000     $1.87-$10.88
                                            ==========
Options Exercisable, June 30, 1995            891,000     $1.87-$10.88
                                            ==========

Exercise prices are based on the market price of the Company's Common Stock at the date the options are granted.

NOTE 8.  PENSION PLAN

The Company has a defined contribution pension plan covering approximately 80% of its employees. The total consolidated pension expense for each of the years ended June 30, 1995, 1994, and 1993 was $2,565,000, $1,939,000, and
$1,690,000 respectively. The Company funds current pension costs as they accrue annually. The plan is qualified under the United States Internal Revenue Code, as determined by the United States Internal Revenue Service.

NOTE 9.  LEASE COMMITMENTS

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire primarily over the next seven years.

The following is a schedule of future minimum lease payments under non-cancelable leases with a remaining term greater than one year as of June 30, 1995:
                          Year Ending      Operating
                            June 30,         Leases
                          -----------     -----------
                              1996        $ 8,165,000
                              1997          5,965,000
                              1998          5,290,000
                              1999          4,132,000
                              2000          3,293,000
                       Later Years          4,578,000
                                           ----------
      Total minimum lease payments        $31,423,000
                                           ==========

Operating leases reflect the minimum lease payments for office facilities net of a minimal amount of sublease income. The Company has no significant long-term operating leases for office equipment.

Rent expense incurred from operating leases of real estate for 1995, 1994 and 1993 amounted to $7,712,000, $6,708,000, and $8,132,000 respectively. Rent expense arising from operating leases of equipment amounted to approximately $664,000, $494,000, and $466,000, in 1995, 1994, and 1993, respectively.

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

In June 1995, Pentagen served upon CACI another lawsuit alleging that CACI and other defendants had violated the False Claims Act and seeking damages from all defendants in an amount exceeding One Billion Dollars. This suit arises from the same facts that underlie the other cases. All defendants have moved for dismissal of the case. Management is of the opinion that the ultimate resolution of this case will not have a material adverse affect on the Company's financial statements.

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

American Legal Systems Corp.

On July 30, 1992, the Company acquired all of the outstanding stock of ALS for an initial purchase price of approximately $2.8 million. ALS is a service company providing litigation support to commercial customers. The transaction was accounted for as a purchase. The Company financed the transaction with bank borrowings under its existing unsecured line of credit. ALS's financial statements have been consolidated beginning August 1, 1992. Had the acquisition occurred at the beginning of the 1993 fiscal period, the effect on the Company's financial statements would not have been material.

The purchase price is subject to an increase of up to $3 million provided significant performance objectives are reached during each of the three measurement years beginning October 1, 1992. These performance objectives will not be met.

Other Acquisitions

During FY 1994, the Company purchased a majority of the contracts and assets from Pinpoint and Miracle. The excess purchase price over the net book value of the net assets acquired from these acquisitions equaled $330,000. This excess has been recorded as goodwill and will be amortized for periods ranging from 3 to 15 years. Had the acquisitions occurred at the beginning of 1994 or 1993 fiscal periods, the effect on the Company's financial statements would not have been material.

NOTE 13.  SUBSEQUENT ACQUISITIONS

On September 1, 1995, the Company purchased all of the outstanding stock of Automated Sciences Group, Inc. for $4.9 million payable in cash over four years. ASG provides information technology, engineering, and environmental services to DoD and DoE. The purchase price is subject to a maximum $500,000 holdback contingent on the collectability of certain receivables. Because this acquisition occurred in FY 1996, it had no impact on the Company's operating results for FY 1995. The transaction will be financed primarily through internally generated funds, coupled with some bank borrowing under the Company's existing line of credit.


NOTE 14. SETTLEMENT OF SHAREHOLDER LAWSUITS

By Orders dated November 15, and December 1, 1994, the Delaware Chancery Court and the Federal District Court for the District of Columbia accepted settlement of the outstanding shareholder suits. Pursuant to the settlement agreement, the Company reimbursed the plaintiff $598,000 to cover legal fees and expenses. Pursuant to the Order of the Delaware Chancery Court dated September 5, 1995, the company has been authorized to pay a total of $18,556 of claims against the Settlement Fund and $25,156 in fees and expenses of Gilardi & Company, the Settlement Administrator. These payments constitute the Company's final obligations under the Settlement Agreement.

NOTE 15.  SEGMENT INFORMATION

Revenue from contracts with the United States government for 1995, 1994, and 1993 amounted to approximately $176,000,000 (75% of revenues), $130,000,000 (71% of revenues), and $103,000,000 (71% of revenues), respectively.

Information about operations in the United States and foreign countries (primarily in Western Europe), after the elimination of intercompany transactions, consists of:

                                Earnings
                                 Before                 Identifiable
                                 Income         Net       Assets at
                 Revenue         Taxes       Earnings*     Year End
               ------------   -----------   ----------   -----------
1995
United States  $205,836,000   $12,592,000   $8,065,000   $58,716,000
Foreign          27,128,000       783,000       91,000    15,926,000
               ------------   -----------   ----------   -----------
    Combined   $232,964,000   $13,375,000   $8,156,000   $74,642,000
               ============   ===========   ==========   ===========
1994
United States  $156,775,000   $ 6,906,000   $4,427,000   $56,568,000
Foreign          26,925,000     2,829,000    1,609,000    14,431,000
               ------------   -----------   ----------   -----------
    Combined   $183,700,000   $ 9,735,000** $6,036,000   $70,999,000
               ============   ===========   ==========   ===========
1993
United States  $127,413,000   $ 3,854,000   $2,641,000   $48,826,000
Foreign          17,735,000     1,023,000      339,000     9,591,000
               ------------   -----------   ----------   -----------
    Combined   $145,148,000   $ 4,877,000   $2,980,000   $58,417,000
               ============   ===========   ==========   ===========


*    Contributions to consolidated net earnings after income tax effects.
**   1994 includes extraordinary loss of $494,000.

NOTE 16.  QUARTERLY FINANCIAL DATA (UNAUDITED)


       Quarter               1ST           2ND           3RD           4TH
       -------             -----------  -----------  -----------   -----------

Year Ended June 30, 1995
- ------------------------
  Revenue                  $54,881,000  $57,394,000  $61,620,000   $59,069,000
  Costs and Expenses        51,745,000   54,168,000   58,124,000    55,552,000
  Income Taxes               1,223,000    1,238,000    1,382,000     1,376,000
  Net Earnings               1,913,000    1,988,000    2,114,000     2,141,000
                           ===========  ===========  ===========   ===========
  Earnings per Share       $      0.18  $      0.19  $      0.20   $      0.20


Year Ended June 30, 1994
- ------------------------
  Revenue                  $38,200,000  $43,966,000  $48,953,000   $52,581,000
  Costs and Expenses        35,975,000   41,586,000   46,178,000    49,732,000
  Income Taxes                 867,000      924,000    1,089,000     1,013,000
  Income before
    Extraordinary Item       1,358,000    1,456,000    1,686,000     1,836,000
  Extraordinary item-
    Cost of Shareholder
    Lawsuit Settlement
   (Net of $194,000
    Tax Benefit)              (300,000)           0            0             0
  Net Income                 1,058,000    1,456,000    1,686,000     1,836,000
                           ===========  ===========  ===========   ===========
  Earnings per share
    Income before
     Extraordinary Item    $      0.13  $     0.14   $      0.16   $      0.17
    Extraordinary Item           (0.03)       0.00          0.00          0.00
    Net Income                    0.10        0.14          0.16          0.17

Year Ended June 30, 1993
- ------------------------
  Revenue                  $34,885,000  $37,339,000  $36,337,000   $36,587,000
  Costs and Expenses        33,171,000   37,628,000   34,561,000    34,901,000
  Income Taxes                 668,000     (112,000)     683,000       668,000
  Net Earnings               1,046,000     (177,000)   1,093,000     1,018,000
                           ===========  ===========  ===========   ===========
  Earnings per Share       $      0.10  $     (0.02) $      0.11   $      0.10





The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods have been included.

                    CACI INTERNATIONAL INC AND SUBSIDIARIES

                     SCHEDULES TO BE INCLUDED IN FORM 10-K

                         JUNE 30, 1995, 1994 AND 1993

                                                                  SCHEDULE II


                    CACI INTERNATIONAL INC AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                 FOR YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                      Balance                               Other
                        at                                 Changes   Balance
                     Beginning   Additions                   Add    at End of
Description          of Period    at Cost   Deductions     (Deduct)   Period
- -----------          ---------   --------- ------------  ---------- ---------
1995
- ----

Reserves deducted
from assets to
which they apply:
   Allowances for
   doubtful
   receivables       $1,664,000  $493,000  $  (754,000)  $  12,000  $1,415,000
                     ==========  ========   ==========   =========  ==========

1994
- ----

Reserves deducted
from assets to
which they apply:
   Allowances for
   doubtful
   receivables       $2,312,000  $294,000  $(1,105,000)  $ 163,000  $1,664,000
                     ==========  ========  ===========   =========  ==========


1993
- ----

Reserves deducted
from assets to
which they apply:
   Allowances for
   doubtful
   receivables       $2,030,000  $274,000  $   640,000   $(632,000) $2,312,000
                     ==========  ========  ===========   =========  ==========


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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K


(a) (1)   Financial Statements
              Independent Auditors' Report
              Consolidated Balance Sheet as of June 30, 1995 and 1994 Consolidated Statement of Operations for the Years Ended
                June 30, 1995, 1994 and 1993
              Consolidated Statement of Cash Flows for the Years Ended
                June 30, 1995, 1994 and 1993
              Consolidated Statement of Shareholders' Equity for the
                Years Ended June 30, 1995, 1994 and 1993
              Notes to Consolidated Financial Statements

(a) (2)   Financial Statement Schedule
              Schedule II -  Valuation and Qualifying Accounts for the
                             Years Ended June 30, 1995, 1994 and 1993


(a)(3) Exhibits (listed by numbers corresponding to the exhibit table of Item 601 regulation S-K) and Exhibit index.

   (3)   Articles of Incorporation and By-laws:

         3.1 Certificate of Incorporation of the Registrant, as amended to date.

         3.2  By-laws of CACI International Inc, as amended to date.

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

        10.3 Employment Agreement between the Registrant and Dr. J. P. London dated August 17, 1995.

        10.4 Stock Purchase Agreement between the Registrant and Executor of the Estate of Herbert W. Karr (incorporated herein by reference from Exhibit 10.5 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1991).

        10.5 Form of Stock Option Agreement between the Registrant and certain employees (incorporated herein by reference from Exhibit
              10.6 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1991).

        10.6 Merger Agreement dated July 30, 1992 between the Registrant, American Legal Systems Corp., Michael McIntosh, A. Martin
              Erim and certain other parties (incorporated herein by reference from Exhibit 10.7 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1992).

  (11) Computation of Earnings per Common and Common Equivalent Share (refer to Exhibit XI, Page 50).

  (21) Significant subsidiaries of the Registrant, as defined in Section 1-02(w) of regulation.

  (27)   Financial Data Schedule

(b) - The Registrant filed a Current Report on Form 8-K as of August 5, 1994, in which the Registrant reported that it has reached final agreement on the settlement terms of the two shareholder lawsuits.

      - The Registrant filed a Current Report on Form 8-K as of December 19, 1994, in which the Registrant reported the decisions by the Delaware Chancery Court and the Federal District Court for the District of Columbia that all issues of the two shareholder lawsuits had been resolved by settlement and the orders of the two Courts that the cases be dismissed.

      - The Registrant filed a Current Report on Form 8-K on July 18, 1995, in which the Registrant reported that it had signed a letter of intent to acquire all of the stock of Automated Sciences Group, Inc.

      - The Registrant filed a Current Report on Form 8-K on September 7, 1995, in which the Registrant reported that it had acquired all of the stock of Automated Sciences Group, Inc.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of September, 1995.

                                        CACI International Inc


                                        By                   /s/
                                           -----------------------------------
                                                        J. P. London
                                           Chairman of the Board and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

       Signature          Title                             Date
       ---------          -----                             ----

         /s/                                                September 22, 1995
- -----------------------                                     ------------------
J. P. London              Chairman of the Board,
                          President and Director
                          (Principal Executive Officer)

         /s/                                                September 22, 1995
- -----------------------                                     ------------------
Samuel R. Strickland      Executive Vice President, Chief
                          Financial Officer, and Treasurer
                          (Principal Financial and
                           Accounting Officer)

         /s/                                                September 22, 1995
- -----------------------                                     ------------------
Paul J. Coleman, Jr.      Director

         /s/                                                September 22, 1995
- -----------------------                                     ------------------
Alan S. Parsow            Director

         /s/                                                September 22, 1995
- -----------------------                                     ------------------
Larry L. Pfirman          Director

         /s/                                                September 22, 1995
- -----------------------                                     ------------------
Warren R. Phillips        Director

         /s/                                                September 22, 1995
- -----------------------                                     ------------------
Charles P. Revoile        Director

         /s/                                                September 22, 1995
- -----------------------                                     ------------------
William K. Sacks         Director

         /s/                                                September 22, 1995
- -----------------------                                     ------------------
John M. Toups            Director