Form 10-Q
period 1995-09-30
CACI INTERNATIONAL INC /DE/
filed 1995-11-13
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 1995

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1995: CACI International Inc Common Stock, $0.10 par value, 10,100,000 shares.
Page 2
                   CACI INTERNATIONAL INC AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION                                           Page

Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheet as of
           September 30, 1995 and June 30, 1995                             3

         Unaudited Consolidated Statement of Operations for the
           Three Months Ended September 30, 1995 and 1994                   5

         Unaudited Consolidated Statement of Cash Flows for the
           Three Months Ended September 30, 1995 and 1994                   6

         Notes to Unaudited Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        9


PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                 12

INDEX TO EXHIBITS                                                          14

SIGNATURES                                                                 15


Page 3

ITEM 1.  FINANCIAL STATEMENTS

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                   ASSETS
                                   ------

                                         September 30, 1995    June 30, 1995
                                         ------------------   --------------
CURRENT ASSETS
Cash and equivalents                       $     775,000       $   1,996,000
Accounts receivable:
  Billed                                      50,964,000          42,188,000
  Unbilled                                     8,228,000           6,134,000
                                           -------------       -------------
Total accounts receivable                     59,192,000          48,322,000
  Deferred income taxes                          156,000             156,000
  Prepaid expenses and other                   4,161,000           3,860,000
                                           -------------       -------------
TOTAL CURRENT ASSETS                          64,284,000          54,334,000
                                           -------------       -------------

PROPERTY AND EQUIPMENT, NET
  Equipment and furniture                     25,170,000          20,644,000
  Leasehold improvements                       2,751,000           1,809,000
                                           -------------       -------------
  Property and equipment, at cost             27,921,000          22,453,000
  Accumulated depreciation
    and amortization                         (18,978,000)        (13,927,000)
                                           -------------       -------------

TOTAL PROPERTY AND EQUIPMENT, NET              8,943,000           8,526,000
                                           -------------       -------------

ACCOUNTS RECEIVABLE, LONG TERM                 6,470,000           4,489,000
GOODWILL, NET                                  7,653,000           5,413,000
OTHER ASSETS                                   1,186,000           1,182,000
DEFERRED INCOME TAXES                            215,000             698,000
                                           -------------       -------------

TOTAL ASSETS                               $  88,751,000       $  74,642,000
                                           =============       =============

See notes to consolidated financial statements (unaudited)

Page 4

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

                                         September 30, 1995    June 30, 1995
                                         ------------------   --------------
CURRENT LIABILITIES
  Note payable                              $   9,090,000      $           0
  Accounts payable & accrued expenses          15,512,000         11,719,000
  Accrued compensation and benefits            10,588,000         13,310,000
  Deferred rent expense                           823,000            561,000
  Income taxes payable                          1,793,000          1,944,000
  Deferred income taxes                         1,123,000            283,000
                                            -------------      -------------

TOTAL CURRENT LIABILITIES                      38,929,000         27,817,000
                                            -------------      -------------

DEFERRED RENT EXPENSES                          2,587,000          2,197,000
DEFERRED INCOME TAXES                             143,000            143,000

SHAREHOLDERS' EQUITY
  Common stock -
     $.10 par value,
     40,000,000 shares authorized,
     13,626,000 & 13,568,000 shares issued      1,363,000          1,357,000
  Capital in excess of par                      5,431,000          5,053,000
  Retained earnings                            55,001,000         52,777,000
  Cumulative currency
     translation adjustments                   (1,041,000)        (1,040,000)
  Treasury stock, at cost
     (3,526,000 shares & 3,526,000 shares)    (13,662,000)       (13,662,000)
                                            -------------      -------------

TOTAL SHAREHOLDERS' EQUITY                     47,092,000         44,485,000
                                            -------------      -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY    $  88,751,000      $  74,642,000
                                            =============      =============


See notes to consolidated financial statements (unaudited).

Page 5
                     CACI INTERNATIONAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                            Three Months Ended September 30,
                                                  1995               1994
                                           ----------------------------------
REVENUE                                     $  57,610,000      $  54,881,000

COSTS AND EXPENSES:
  Direct costs                                 31,469,000         29,657,000
  Indirect costs & selling expenses            21,237,000         20,783,000
  Depreciation and amortization                 1,242,000          1,163,000
                                            -------------      -------------
Total Operating Expenses                       53,948,000         51,603,000
                                            -------------      -------------
                                                3,662,000          3,278,000

Interest expense                                   41,000            142,000
                                            -------------      -------------

INCOME BEFORE INCOME TAXES                      3,621,000          3,136,000

INCOME TAXES                                    1,397,000          1,223,000
                                            -------------      -------------

NET INCOME                                  $   2,224,000      $   1,913,000
                                            =============      =============

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:                  $        0.21      $        0.18

AVERAGE NUMBER OF SHARES AND
  EQUIVALENT SHARES OUTSTANDING                10,693,000         10,595,000
                                            =============      =============

Dividends paid per share                             NONE               NONE
                                            =============      =============


See notes to consolidated financial statements (unaudited).

Page 6
                    CACI INTERNATIONAL INC AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                             Three Months Ended September 30,
                                                  1995               1994
                                             --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $ 2,224,000      $ 1,913,000
Reconciliation of net income to net cash
  provided by (used in) operating activities:
    Depreciation & amortization                   1,242,000        1,163,000
    Provision for deferred income taxes           1,323,000          332,000
Changes in operating assets & liabilities:
  Accounts receivable                           (12,660,000)      (4,270,000)
  Prepaid expenses and other assets                (434,000)         (42,000)
  Accounts payable & accrued expenses             3,632,000         (649,000)
  Accrued compensation and benefits              (2,722,000)        (585,000)
  Deferred rent expense                             653,000          119,000
  Income taxes payable                             (142,000)        (149,000)
                                                -----------      -----------
Net cash used in operating activities            (6,884,000)      (2,168,000)
                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property & equipment           (1,322,000)        (939,000)
  Acquisition / goodwill                         (2,382,000)               0
  Other, net                                       (115,000)         (60,000)
                                                -----------      -----------
Net cash used in investing activities            (3,819,000)        (999,000)
                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds under line-of-credit                  16,862,000       25,228,000
  Reductions under line-of-credit                (7,772,000)     (21,023,000)
  Issuance of common stock                          384,000          143,000
  Purchase of common stock for treasury                   0       (2,154,000)
                                                -----------      -----------
Net cash provided by financing activities         9,474,000        2,194,000
                                                -----------      -----------
EFFECT OF EXCHANGE RATES ON CASH AND
EQUIVALENTS:                                          8,000           52,000
                                                -----------      -----------
  Net decrease in cash & equivalents             (1,221,000)        (921,000)
  Cash & equivalents, beginning of period         1,996,000          941,000
                                                -----------      -----------
  Cash & equivalents, end of period             $   775,000      $    20,000
                                                ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the year for:
  Income taxes, net of refunds                  $ 1,239,000      $ 1,025,000
                                                ===========      ===========
  Interest                                      $     9,000      $   120,000
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

In the opinion of management, the unaudited accompanying consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1995.


B.  ACCOUNTS RECEIVABLE

Total accounts receivable are net of allowance for doubtful accounts of $1,805,000 and $1,415,000 at September 30, 1995 and June 30, 1995,
respectively.  Accounts Receivable are classified as follows:

                                           September 30, 1995  June 30, 1995
                                           ------------------  -------------
BILLED AND BILLABLE RECEIVABLES:
  Billed receivables                          $  44,557,000    $  35,950,000
  Billable receivables at end of period           6,407,000        6,228,000
                                              -------------    -------------
TOTAL BILLED AND BILLABLE RECEIVABLES            50,964,000       42,188,000
                                              -------------    -------------

UNBILLED RECEIVABLES:
  Unbilled pending receipt of contractual
    documents authorizing billing                 8,077,000        5,799,000
  Unbilled Retainages & fee withholds
    expected to be billed
    within the next 12 months                       151,000          335,000
                                              -------------    -------------
                                                  8,228,000        6,134,000
  Unbilled retainages and fee withholds
    expected to be billed beyond
    the next 12 months                            6,470,000        4,489,000
                                              -------------    -------------
TOTAL UNBILLED RECEIVABLES                       14,698,000       10,623,000
                                              -------------    -------------
TOTAL ACCOUNTS RECEIVABLE                     $  65,662,000    $  52,811,000
                                              =============    =============

Page 8

C.  ACQUISITION AND GOODWILL

On September 1, 1995, the Company purchased all of the outstanding stock of Automated Sciences Group, Inc. ("ASG") for $4.9 million payable in cash over four years. ASG provides information technology, engineering, and environmental services to the U.S. Department of Defense ("DoD") and the U.S. Department of Energy ("DoE"). The purchase price is subject to a maximum $500,000 holdback contingent on the collectability of certain receivables. The transaction was financed primarily through internally generated funds, coupled with some bank borrowing under the Company's existing line of credit. The Company accounted for this acquisition by the purchase method of accounting. The purchase price was allocated to the net tangible and intangible assets acquired based upon preliminary estimates of their fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $2,382,000. This excess has been recorded as goodwill and will be amortized on a straight line basis over 15 years. The preliminary purchase price allocation is subject to change during the year ending June 30, 1996 as additional information concerning net asset valuations is obtained. Therefore, the final allocation may differ from the preliminary allocation.


D.  EVENT SUBSEQUENT TO SEPTEMBER 30, 1995

On October 26, 1995, the Company announced the signing of a Letter of Intent to acquire the outstanding common stock of IMS Technologies, Inc. ("IMS") for $6.5 million in cash payable at closing, plus $1.5 million in cash payable to four founders of IMS for consulting services over 3 years. The transaction is subject to due diligence, and is expected to close on or about January 3, 1996. The acquisition will be financed with internally generated funds, and bank borrowings under existing lines of credit.

This acquisition is expected to add $22 million in annual revenue, and at least $500,000 in net income in the first full year of operations. In addition, the Company projects to add approximately $2.5 million of goodwill.

Page 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the relative percentages that the items of expense and earnings bear to revenue for the quarters ended September 30, 1995 and 1994.

                                                 Percentage of Revenue
                                                      Three Months
                                                 ---------------------
                                                 FY 1995       FY 1994

Revenue                                           100.00%       100.00%
Costs and Expenses
  Direct Costs                                     54.62%        54.04%
  Indirect Costs and Selling Expenses              36.86%        37.87%
  Depreciation and Amortization                     2.16%         2.12%
                                                 --------      --------
    Operating Expenses                             93.64%        94.03%

Operating Income                                    6.36%         5.97%
Interest Expense                                    0.07%         0.26%
                                                 --------      --------

Income Before Income Taxes                          6.29%         5.71%
Income Taxes                                        2.43%         2.23%
                                                 --------      --------
    Net Income                                      3.86%         3.48%
                                                 ========      ========


THREE MONTHS ENDED 9/30/95 COMPARED WITH THREE MONTHS ENDED 9/30/94

Revenue for the current quarter was up $2.7 million or 5% to $57.6 million from $54.9 million in last year's first fiscal quarter. The increase was the result of a $2.9 million increase (29%) in revenue from contracts with the U.S. Department of Justice ("DoJ"), a $0.5 million (2%) increase in revenue from the U.S. Department of Defense, $0.6 million increase (46%) in revenue from Federal agencies other than DoD or DoJ, $0.4 million increase (17%) in revenue from state governments, and a $1.7 million decrease (14%) in revenue from commercial customers.

The DoJ revenue growth of $2.9 million was a result of on-going DoJ litigation, for which the Company provides automated litigation support services. Although revenue from DoJ is dependent upon the level of DoJ litigation that the Company is supporting at any period in time and can fluctuate from quarter to quarter, the Company believes DoJ revenues will remain constant for the balance of this fiscal year. DoJ revenue accounted for 22% of total revenue during the current quarter, compared to 18% of total revenue during the last year's first quarter.
Page 10

The $0.5 million increase in DoD revenue reflects internal growth and the September 1, 1995 acquisition of Automated Sciences Group ("ASG"), offset by the give back to the prime contractor of a DoD contract on April 1, 1995 which generated $1.9 million of revenue in last year's first quarter. ASG provides information technology, engineering, and environmental services to DoD and Department of Energy. This acquisition is expected to add annual revenue of $16 million per year and annual earnings of at least $400,000. DoD-derived revenue accounted for 51% of total revenue during the quarter, compared to 53% of total revenue during the last year's first quarter. Revenue from Federal agencies other than DoD or DoJ accounted for 3.5% of total revenue during the quarter, compared to 2.5% of total revenue during
the last year's first quarter.   The addition of ASG is anticipated to add
revenues of approximately $12 million for the remainder of this fiscal year.

The decrease in commercial revenue is the result of a recent downturn in U.K. and U.S. data marketing sales. Management believes that with the upcoming launch of its InSite 95 product for Windows 95, the revenues in this market segment should start to increase for the balance of this year. Also, revenue from the Company's commercial litigation support division declined. These decreases were offset by a 72% increase in commercial revenue from the sales of COMNET III [COMNET III is a trademark of CACI Products Company], the Company's telecommunications planning product. Commercial revenue accounted for 18% of total revenue during the current quarter, compared to 22% of total revenue during the last year's first quarter.

Direct contract costs grew by $1.8 million (6%) from $29.7 million to $31.5 million and as a percentage of revenue increased to 54.6% from 54.0%. The increase in percentage of revenue was caused by the reduction in higher margin product sales in the U.K. Direct labor, the principal driving component of contract revenue, was up $1.5 million or 8%, while non-labor direct costs increased $0.3 million or 2%.

Indirect costs grew by $0.4 million or 2% to $21.2 million from $20.8 million, but as a percentage of revenue, declined to 37% from 38%. The decrease reflects the Company's continuing emphasis on reducing administrative indirect costs while increasing funds for marketing and bid and proposal ("B&P") efforts. As a result of this management emphasis and despite the 5% increase in revenue, indirect labor and incentive compensation was down $0.3 million, or 5%.

Indirect costs also increased in B&P labor and fringe benefits. B&P labor increased in response to increases in the volume of actual and planned proposals for the year. Fringe benefits, the largest category of indirect expenses (34% of total), increased in proportion to the increase in total payroll (direct labor, B&P labor, indirect labor and incentive compensation).

Depreciation and amortization costs remained stable at $1.2 million.

Interest costs totalled $41,000 (0.1% of revenue) and were down $101,000 (71%) from last year's $142,000. The decrease is a result of an $8.0 million or 88% decrease in average borrowings from $9.1 million to $1.1 million partially offset by a 12% increase in the effective interest rate from 6.20% to 6.95%.

Income before income taxes rose to $3.6 million from last year's earnings of $3.1 million. The $485,000 (16%) increase was attributable to the growth in operating income and the decrease in interest expense.
Page 11

Income tax expense of $1,397,000 is consistent with the growth in income before income tax as the effective tax rate has remained constant from year to year.


Liquidity and Capital Resources

The Company's principal source of cash is from operating activities and bank borrowings. The Company's primary requirement for working capital is to carry billed and unbilled receivables, a majority of which are due under prime contracts with the U.S. Federal Government, or subcontracts thereunder.

As discussed above, on September 1, 1995, as part of its continuing strategy of acquiring small, synergistic companies within the same niche to broaden its client and product base, the Company purchased all of the outstanding stock of Automated Sciences Group, Inc. for $4.9 million payable in cash over four years. The purchase price is subject to a maximum $500,000 holdback contingent on the collectability of certain receivables. The transaction was financed primarily through internally generated funds, coupled with some bank borrowing under the Company's existing line of credit.

On October 26, 1995, the Company announced the signing of a Letter of Intent to acquire the outstanding common stock of IMS Technologies, Inc. for $6.5 million in cash payable at closing, plus $1.5 million in cash payable to four founders of IMS for consulting services over 3 years. The transaction is subject to due diligence, and is expected to close on or about January 3, 1996. The acquisition will be financed with internally generated funds, and bank borrowings under existing lines of credit. This acquisition is expected to add $22 million in annual revenue, and at least $500,000 in net income in the first full year of operations. In addition, the Company projects to add approximately $2.5 million of goodwill.

The Company maintains a $20 million unsecured line of credit with Signet Bank in the U.S., and 500,000 pounds sterling unsecured line with the National Westminster Bank in London, England (See Note 4 to the Consolidated Financial Statements for the year ended June 30, 1995). These credit lines expire in March, 1996 and in November, 1995, respectively. The Company believes they can be renewed and increased as necessary to cover working capital or acquisition requirements. Accordingly, the Company believes that the combination of internally generated funds, available bank credit and cash on hand will provide the required liquidity and capital resources for the foreseeable future.
Page 12
                                   PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


PFIRMAN AND CHRYSOGELOS LITIGATION

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991 for a description of the two shareholder suits against the Registrant, and against the directors of the Registrant entitled "Pfirman v. London, et al.", and "Chrysogelos v. London, et al". Reference is also made to Part I, Item 3 in the Registrant's Annual Report on Form 10-K for the year ending June 30, 1994 for the major components of settlement for both lawsuits. Since the aforementioned filing of the Registrant's reports and the filing of the Registrant's Annual Report on Form 10-K for the year ending June 30, 1995, in which Part I, Item 3, Legal Proceedings, was current, the information reported therein on pending legal proceedings instituted against the Registrant has changed as set forth below.

By Order dated September 5, 1995, the Delaware Chancery Court approved final implementation of the settlement in accordance with the report of the Settlement Administrator, Gilardi & Company. Pursuant to that Order, the Settlement Administrator has paid a total of $18,556 in claims of shareholders against the Settlement Fund and has been paid $25,158 to cover its fees and expenses of settlement. These cases are now completely settled and will not be the subject of future reports.


PENTAGEN TECHNOLOGIES INTERNATIONAL, LTD. V. CACI INTERNATIONAL INC, ET AL.

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the period ending June 30, 1995 for the most recently filed information concerning the lawsuit filed on July 1, 1993, against the Registrant by Pentagen Technologies International, Ltd. ("Pentagen") in the Supreme Court for the State of New York alleging conversion of intellectual property and violation of statutory duties as to appropriation of computer software, and the lawsuit filed December 10, 1993 against the Registrant in the United States District Court for the Southern District of New York alleging copyright and trademark infringement and violation of the Major Fraud Against the United States Act. Since the filing of the Registrant's report indicated above, the information reported therein has not changed.

The Registrant believes that the allegations of these cases are without merit and intends to vigorously defend itself.


CACI INTERNATIONAL INC, ET AL. V. PENTAGEN TECHNOLOGIES, LTD., ET AL.

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the period ending June 30, 1995 for the most recently filed information concerning the lawsuit filed on December 22, 1993, in the United States District Court for the Eastern District of Virginia against Pentagen Technologies International, Ltd., Baird Technologies, Inc., John C. Baird and Mitchell R. Leiser (principals of Pentagen and Baird).
Page 13

The lawsuit was brought by the Registrant in order to provide an expeditious redress of Pentagen's unfounded allegations including the allegations in the lawsuits brought by Pentagen in New York as described above, and to compensate the Registrant for any damage it may have suffered because of the defendants' unfounded accusations.

As previously reported, the Court granted Summary Judgment in favor of CACI holding that: (i) CACI's marketing of certain work to the United States Army Materiel Command did not infringe Pentagen's MENTIX copyright or infringe any trademark held by Pentagen; (ii) CACI's proprietary RENovate [RENovate is a trademark of CACI, INC.-FEDERAL] software reengineering methodology does not infringe Pentagen's MENTIX copyright; (iii) CACI's work on the Army's Sustaining Base Information Services ("SBIS") contract does not infringe Pentagen's MENTIX copyright; and (iv) Pentagen and its principals, John C. Baird and Mitchell R. Leiser, are liable for both compensatory and punitive damages for defamation per se.

Since the filing of CACI's report indicated above, the information reported therein on pending legal proceedings has changed as follows:

Oral Argument of the Appeal was held before the Fourth Circuit Court of Appeals on September 28, 1995. A decision from that hearing should be forthcoming within approximately 120 days.

The parties continue to engage in discovery in connection with Registrant's efforts to enforce the monetary awards previously obtained by CACI.


UNITED STATES OF AMERICA, EX REL., PENTAGEN TECHNOLOGIES INTERNATIONAL, LTD.
     V. CACI INTERNATIONAL INC. ET AL.

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the period ending June 30, 1995 for the most recently filed information concerning the lawsuit filed on April 21, 1994, in the U.S. District Court for the Southern District of New York against CACI International Inc and its wholly-owned subsidiaries, CACI Systems Integration, Inc. and CACI, INC.-FEDERAL, International Business Machines Corporation ("IBM"), Loral Corporation ("Loral"), American Telephone and Telegraph Company ("AT&T"), PRC, Inc., I-Net, Inc., and Statistica, Inc. asserting the same factual allegations that Pentagen asserted against CACI in the cases described above, and alleging that the defendants violated the False Claims Act, 31 USC Section 3732, in connection with the performance of the SBIS contract and certain marketing efforts to the Army Materiel Command. After the Government declined to intervene in the case, and after the U.S. District Court for the Eastern District of Virginia ruled against Pentagen on the factual allegations which underlie the case, the case was unsealed and Pentagen served an Amended Complaint on June 5, 1995, which changed the wording but not the substance of the allegations of the original Complaint.

Since the filing of Registrant's report indicated above, the information therein on pending legal proceedings has not changed.

CACI views this case as being entirely without legitimate factual or legal bases, as evidenced in part by the fact that the assertions which underlie the case already have been litigated and decided against Pentagen. CACI intends to vigorously defend itself against the allegations of the case, and to seek sanctions against Pentagen for this frivolous litigation.
Page 14


                   CACI INTERNATIONAL INC AND SUBSIDIARIES

                               INDEX TO EXHIBITS



Exhibit
Number          Title

  11            Computation of Earnings per Common and
                   Common Equivalent Share

  27            Financial Data Schedule
Page 15


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





                                     CACI International Inc
                                     ----------------------
                                           (Registrant)




Date:   November 10, 1995         By:            /s/
                                      -------------------------
                                      Dr. J.P. London
                                      Chairman of the Board,
                                      President, and Director
                                      (Principal Executive Officer)


Date:   November 10, 1995         By:           /s/
                                      -------------------------
                                      Samuel R. Strickland
                                      Executive Vice President,
                                      Chief Financial Officer, and Treasurer
                                      (Principal Financial and Accounting
                                       Officer)