Form 10-Q
period 1995-12-31
CACI INTERNATIONAL INC /DE/
filed 1996-02-13
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended December 31, 1995

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1995: CACI International Inc Common Stock, $0.10 par value, 10,103,000 shares.

                   CACI INTERNATIONAL INC AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION                                         Page
------------------------------                                         ----


Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheet
           as of December 31, 1995 and June 30, 1995                     3

         Unaudited Consolidated Statement of Operations for the
           Three Months Ended December 31, 1995 and 1994                 5

         Unaudited Consolidated Statement of Operations for the
           Six Months Ended December 31, 1995 and 1994                   6

         Unaudited Consolidated Statement of Cash Flows for the
           Six Months Ended December 31, 1995 and 1994                   7

         Notes to Unaudited Consolidated Financial Statements            8


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    10


PART II:  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                              15


INDEX TO EXHIBITS                                                       18

SIGNATURES                                                              19

Item 1.  Financial Statements

                    CACI INTERNATIONAL INC AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                   ASSETS
                                   ------
                                  December 31, 1995      June 30, 1995
                                  -----------------     --------------
CURRENT ASSETS
Cash and equivalents                 $    1,001,000      $   1,996,000
Accounts receivable:
  Billed                                 46,922,000         42,188,000
  Unbilled                                9,465,000          6,134,000
                                     --------------      -------------
Total accounts receivable                56,387,000         48,322,000
                                     --------------      -------------
Deferred income taxes                       152,000            156,000
Acquisition escrow deposit                6,833,000                  0
Prepaid expenses and other                3,917,000          3,860,000
                                     --------------      -------------
TOTAL CURRENT ASSETS                     68,290,000         54,334,000
                                     --------------      -------------

PROPERTY AND EQUIPMENT, NET
Equipment and furniture                  25,517,000         20,644,000
Leasehold improvements                    2,728,000          1,809,000
                                     --------------      -------------
Property and equipment, at cost          28,245,000         22,453,000
Accumulated depreciation
  and amortization                      (19,283,000)       (13,927,000)
                                     --------------      -------------
TOTAL PROPERTY & EQUIPMENT, NET           8,962,000          8,526,000
                                     --------------      -------------

ACCOUNTS RECEIVABLE, LONG TERM            7,585,000          4,489,000
GOODWILL, NET                             7,548,000          5,413,000
OTHER ASSETS                              1,158,000          1,182,000
DEFERRED INCOME TAXES                       381,000            698,000
                                     --------------      -------------

TOTAL ASSETS                            $93,924,000        $74,642,000
                                     ==============      =============


Item 1.  Financial Statements

                    CACI INTERNATIONAL INC AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
                                           December 31, 1995    June 30, 1995
                                           -----------------   --------------
CURRENT LIABILITIES
  Note payable                                $   13,098,000      $         0
  Accounts payable
    and accrued expenses                          15,406,000       11,719,000
  Accrued compensation & benefits                 10,895,000       13,310,000
  Deferred rent expense                              749,000          561,000
  Income taxes payable                             1,512,000        1,944,000
  Deferred income taxes                              403,000          283,000
                                              --------------    -------------
TOTAL CURRENT LIABILITIES                         42,063,000       27,817,000

DEFERRED RENT EXPENSES                             2,483,000        2,197,000
DEFERRED INCOME TAXES                                143,000          143,000
SHAREHOLDERS' EQUITY
  Common stock -
     $.10 par value,
     40,000,000 shares authorized,
     13,629,000 & 13,568,000 shares issued         1,363,000        1,357,000
  Capital in excess of par                         5,455,000        5,053,000
  Retained earnings                               57,348,000       52,777,000
  Cumulative currency
    translation adjustments                       (1,269,000)      (1,040,000)
  Treasury stock, at cost
    (3,526,000 shares & 3,526,000 shares)        (13,662,000)     (13,662,000)
                                              --------------     ------------

TOTAL SHAREHOLDERS' EQUITY                        49,235,000       44,485,000
                                              --------------    -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $93,924,000      $74,642,000
                                              ==============    =============

See notes to consolidated financial statements (unaudited).

                    CACI INTERNATIONAL INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                              Three Months Ended December 31,
                                              -------------------------------
                                                   1995             1994
                                               -------------   --------------

REVENUE                                        $  59,332,000   $   57,394,000
                                               -------------   --------------
COSTS AND EXPENSES:
  Direct costs                                    31,211,000       31,333,000
  Indirect costs & selling expenses               22,726,000       21,494,000
  Depreciation and amortization                    1,391,000        1,192,000
                                               -------------   --------------

Total Operating Expenses                          55,328,000       54,019,000
                                               -------------   --------------

                                                   4,004,000        3,375,000

Interest expense                                     129,000          149,000
                                               -------------   --------------


INCOME BEFORE INCOME TAXES                         3,875,000        3,226,000

INCOME TAXES                                       1,528,000        1,238,000
                                               -------------   --------------

NET INCOME                                     $   2,347,000   $    1,988,000
                                               =============   ==============

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:                     $        0.22   $         0.19
                                               =============   ==============

AVERAGE NUMBER OF SHARES AND
  EQUIVALENT SHARES OUTSTANDING                   10,675,000       10,600,000
                                               =============   ==============

Dividends paid per share                                NONE             NONE
                                               =============   ==============


See notes to consolidated financial statements (unaudited).

                    CACI INTERNATIONAL INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                               Six Months Ended December 31,
                                             --------------------------------
                                                   1995              1994
                                             --------------    --------------

REVENUE                                      $  116,942,000    $  112,275,000
                                             --------------    --------------

COSTS AND EXPENSES:
  Direct costs                                   62,680,000        60,990,000
  Indirect costs & selling expenses              43,963,000        42,277,000
  Depreciation and amortization                   2,633,000         2,355,000
                                             --------------    --------------
Total Operating Expenses                        109,276,000       105,622,000
                                             --------------    --------------

                                                  7,666,000         6,653,000

Interest expense                                    170,000           291,000
                                             --------------    --------------


INCOME BEFORE INCOME TAXES                        7,496,000         6,362,000

INCOME TAXES                                      2,925,000         2,461,000
                                             --------------    --------------

NET INCOME                                        4,571,000         3,901,000
                                             ==============    ==============

EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE:                   $         0.43    $         0.37
                                             ==============    ==============

AVERAGE NUMBER OF SHARES AND
  EQUIVALENT SHARES OUTSTANDING                  10,684,000        10,598,000
                                             ==============    ==============

Dividends paid per share                               NONE              NONE
                                             ==============    ==============


See notes to consolidated financial statements (unaudited).

Page 7

                    CACI INTERNATIONAL INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS(UNAUDITED)
                                                 Six Months Ended December 31,
                                                 ----------------------------
                                                     1995            1994
                                                 -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $ 4,571,000    $ 3,901,000
Reconciliation of net income to net cash
  provided by (used in) operating activities:
Depreciation and amortization                       2,632,000      2,355,000
Provision for deferred income taxes                   437,000        418,000
Loss on sale of property and equipment                 62,000              0
Changes in operating assets and liabilities:
    Accounts receivable                           (10,723,000)    (8,366,000)
    Prepaid expenses and other assets                (313,000)      (209,000)
    Acquisition escrow deposit                     (6,833,000)             0
    Accounts payable and accrued expenses           3,549,000        379,000
    Accrued compensation and benefits              (2,470,000)       263,000
    Deferred rent expense                             474,000        126,000
    Income taxes payable                             (408,000)      (450,000)
                                                 -------------   ------------
Net cash used in operating activities              (9,022,000)    (1,583,000)
                                                 -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment           (2,464,000)    (1,910,000)
  Proceeds from sale of property & equipment           27,000              0
  Acquisition                                      (2,449,000)             0
  Other, net                                         (584,000)       (57,000)
                                                 -------------   ------------
Net cash used in investing activities              (5,470,000)    (1,967,000)
                                                 -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds under line-of-credit                    51,656,000     49,605,000
  Reductions under line-of-credit                 (38,558,000)   (44,865,000)
  Issuance of common stock                            408,000        294,000
  Purchase of common stock for treasury                     0     (2,154,000)
                                                 -------------   ------------
Net cash provided by financing activities          13,506,000      2,880,000
                                                 -------------   ------------
EFFECT OF EXCHANGE RATES ON CASH & EQUIVALENTS:        (9,000)        43,000
                                                 -------------   ------------
Net decrease in cash and equivalents                 (995,000)      (627,000)
Cash and equivalents, beginning of period           1,996,000        941,000
                                                 -------------   ------------
Cash and equivalents, end of period              $  1,001,000    $   314,000
                                                 -------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFO:
Cash paid during the year for:
  Income taxes, net of refunds                      3,863,000      2,627,000
                                                 =============   ============
  Interest                                            170,000        280,000
                                                 =============   ============
See notes to consolidated financial statements (unaudited).

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


B.     ACCOUNTS RECEIVABLE

Total accounts receivable are net of allowance for doubtful accounts of $1,856,000 and $1,415,000 at December 31, 1995 and June 30, 1995,
respectively.  Accounts Receivable are classified as follows:

                                             December 31, 1995   June 30, 1995
                                             -----------------   -------------
BILLED AND BILLABLE RECEIVABLES:
  Billed receivables                            $  42,446,000    $  35,960,000
  Billable receivables at end of period             4,476,000        6,228,000
                                                -------------    -------------
TOTAL BILLED AND BILLABLE RECEIVABLES              46,922,000       42,188,000

UNBILLED RECEIVABLES:
  Unbilled pending receipt of contractual
    documents authorizing billing                   9,313,000        5,799,000
  Unbilled retainages and fee withholds
    expected to be billed within
    the next 12 months                                152,000          335,000
                                                -------------    -------------
                                                    9,465,000        6,134,000
  Unbilled retainages and fee withholds
    expected to be billed beyond
    the next 12 months                              7,585,000        4,489,000
                                                -------------    -------------
TOTAL UNBILLED RECEIVABLES                         17,050,000       10,623,000
                                                -------------    -------------

TOTAL ACCOUNTS RECEIVABLE                       $  63,972,000    $  52,811,000
                                                =============    =============

C.     ACQUISITION ESCROW DEPOSIT

As a pre-requisite to the January 1, 1996 acquisition of IMS Technologies, Inc. ("IMS"), on December 28, 1995 the Company made a $6,833,000 deposit to a third party escrow account to cover the $6.5 million IMS purchase price with the remaining $383,000 to be applied towards the four founders' first year consulting fees (also see Note E).


D.     ACQUISITION AND GOODWILL

On September 1, 1995, the Company purchased all of the outstanding stock of Automated Sciences Group, Inc. ("ASG") for $4.9 million payable in cash over four years. ASG provides information technology, engineering, and scientific environmental services to the U.S. Department of Defense ("DoD") and the U.S. Department of Energy ("DoE"). The purchase price is subject to a maximum $500,000 holdback contingent on the collectability of certain receivables.
The transaction was financed primarily through bank borrowing under the Company's existing line of credit. The Company accounted for this acquisition by the purchase method of accounting. The purchase price was allocated to the net tangible and intangible assets acquired based upon preliminary estimates of their fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $2,449,000. This excess has been recorded as goodwill and will be amortized on a straight line basis over 15 years. The preliminary purchase price allocation is subject to change during the year ending June 30, 1996 as additional information concerning net asset valuations is obtained. Therefore, the final allocation may differ from the preliminary allocation.


E.     EVENT SUBSEQUENT TO DECEMBER 31, 1995

On January 1, 1996, the Company purchased the outstanding common stock of IMS Technologies, Inc. ("IMS") for $6.5 million in cash payable at closing, plus $1.5 million in cash payable to the four founders of IMS over 3 years. IMS provides a wide range of computer services including consulting, programming, communications design and installation, software development and systems integration for a variety of applications. Because this acquisition occurred on January 1, 1996, it had no impact on the Company's results for the first and second quarter of FY 1996. The acquisition was financed with bank borrowings under existing lines of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the relative percentages that the items of expense and earnings bear to revenue for the three and six months ended December 31, 1995 and 1994.

                                                 Percentage of Revenue
                                         -------------------------------------
                                           Three Months          Six Months
                                         -----------------   -----------------
                                         FY 1996   FY 1995   FY 1996   FY 1995
                                         -------   -------   -------   -------

Revenue                                   100.0%    100.0%    100.0%    100.0%
Costs and Expenses
  Direct Costs                             52.6%     54.6%     53.6%     54.3%
  Indirect Costs and Selling Expenses      38.3%     37.4%     37.6%     37.7%
  Depreciation and Amortization             2.4%      2.1%      2.3%      2.1%
                                         -------   -------   -------   -------
    Operating Expenses                     93.3%     94.1%     93.5%     94.1%
                                         -------   -------   -------   -------

Operating Income                            6.7%      5.9%      6.5%      5.9%
Interest Expense                            0.2%      0.3%      0.1%      0.3%
                                         -------   -------   -------   -------
Income Before Income Taxes                  6.5%      5.6%      6.4%      5.6%

Income Taxes                                2.5%      2.2%      2.5%      2.2%
                                         -------   -------   -------   -------

Net Income                                  4.0%      3.4%      3.9%      3.4%
                                         =======   =======   =======   =======



THREE MONTHS ENDED 12/31/95 COMPARED WITH THREE MONTHS ENDED 12/31/94

Revenue for the current quarter was up $1.9 million or 3.4% to $59.3 million from $57.4 million in last year's second fiscal quarter. The increase was the result of a $2.0 million (6.7%) increase in the U.S. Department of Defense ("DoD"), a $0.7 million (45%) increase in revenue from other Federal Agencies, offset by a $0.6 million (31%) decrease in revenue from State governments and a $0.16 million (1.3%) decrease in revenue from DoJ. Revenue from Commercial Sales remained stable at $11.7 million.

The $2.0 million DoD revenue increase was primarily the result of internal growth and the September 1, 1995 acquisition of Automated Sciences Group ("ASG"), partially offset by the give back to the prime contractor of a DoD contract by the Company on April 1, 1995. This subcontract generated approximately $2.0 million in revenue in last year's second fiscal quarter, but was breakeven in terms of it's profitability. DoD accounted for 53.1% of the total revenue for the current quarter compared to 51.4% of total revenue during last year's second quarter.

The $0.7 million increase in revenue from other Federal Agencies was primarily the result of internal growth and the September 1, 1995 acquisition of ASG. Revenue from other Federal Agencies accounted for 4% of the total revenue for the current quarter compared to 2.9% of total revenue during last year's second quarter.

The slight revenue decline ($0.16 million) in the DoJ arena was the result of a reduction to the on-going DoJ litigation, for which the Company provides automated litigation support services. Revenue from DoJ is dependent upon the level of DoJ litigation (cases and projects) that the Company is supporting at any period in time and can fluctuate from quarter to quarter. The Company believes that due to anticipated reductions to certain DoJ support efforts, revenue for the remainder of this fiscal period will diminish by approximately $3.0 million. However, this decline is anticipated to be offset by the January 1, 1996 acquisition of IMS and its revenue from the DoJ (See Note E). DoJ accounted for 20.7% of total revenue during the current quarter, compared to 21.6% of total revenue during the last year's second fiscal quarter.

The $0.6 million revenue decline from State governments was the result of an early termination of a state support effort that was slated for completion at the end of this fiscal quarter. While the Company has recently received certain new contract awards from State governments, the full impact of these awards will not materialize until next fiscal year. Accordingly, the State government sales for the remainder of this fiscal period are projected to be approximately $3.0 million versus $4.5 million during last year's second half. State government revenue accounted for 2.4% of total revenue during the current quarter, compared to 3.6% of total revenue during the last year's second fiscal quarter.

For the quarter, Commercial revenue remained stable; however, as a percentage of total revenue, decreased to 19.8% versus last year's 20.5%. Management believes that the recent launch in the current quarter of its InSite 95 market analysis product to run under Microsoft's Windows 95 [InSite 95 is a trademark of CACI, Inc.-Federal; Windows 95 is a trademark of the Microsoft Corporation.] will result in increased sales in the United Kingdom for the balance of this fiscal period. Management believes that sales from its network and telecommunications simulation product, COMNET III [COMNET III is a trademark of CACI Products Company], will continue to show steady growth performance in the remainder of the fiscal year. Revenue from the Company's Commercial litigation support division declined. The nature of the Company's proprietary software products business, primarily its simulation products line and its market analysis products, is inherently less predictable than the Company's longer-term contract project work with the Federal Government and may fluctuate significantly from quarter to quarter. This is also the case, but to a lesser degree, for the company's short-term Commercial contract projects and State government contract projects.

The addition of ASG and the recent acquisition of IMS (See Note E) are anticipated to generate revenue of approximately $17 million for the remainder of this fiscal year.

For the quarter, direct costs remained stable; however, as a percentage of total revenue, declined to 52.6% from 54.6%. Direct labor, the principal driving component of contract revenue, was up by $0.6 million or 2.7%, while non-labor direct costs decreased by $0.6 million or 5.6%.

Indirect costs grew by $1.2 million or 5.7% to $22.7 million from $21.5 million, and as a percentage of revenue, increased to 38.3% from 37.4%. Indirect costs increased in labor, fringe and Bid and Proposal ("B&P"). The increase in indirect labor costs were largely due to the increased sales in the U.K. this quarter. Fringe benefits, the largest category of indirect expenses (33% of total), increased in proportion to the increase in total payroll (direct labor, B&P labor and incentive compensation). B&P labor increased in response to increases in volume of actual and planned proposals for the year.

Depreciation and amortization increased by $199,000 to $1.391 from $1.192 million. An increased level of fixed assets (primarily from purchases of computing and network equipment coupled with the addition of ASG fixed assets) accounted for $157,000 or 79% of the growth. The other $42,000, or 21% of the growth was primarily the result of ASG Goodwill amortization.

Income before interest and income taxes grew by $629,000 or 18.6% to $4.0 million from $3.4 million. This increase resulted from i) an increase in more profitable direct labor revenue and ii) a replacement of the non-profit-generating revenue associated with the DoD give back contract discussed above.

Interest costs totalled $129,000 (0.2% of revenue) down $20,000 (13%) from last year's $149,000. The decrease is a result of an $0.7 million or 8% decrease in average borrowings from $8.4 million to $7.8 million.

Income before income taxes rose to $3.9 million from last year's earnings of $3.2 million. The $649,000 (20%) increase was attributable to the growth in operating income and the decrease in interest expense.

Income tax expense of $1,528,000 is consistent with the growth in income before income tax as the effective tax rate has remained constant from year to year.


SIX MONTHS ENDED 12/31/95 COMPARED WITH SIX MONTHS ENDED 12/31/94

Revenue grew $4.6 million (4%) to $116.9 million from $112.3 million. DoD revenue for the first six months grew $2.6 million (4.4%) of which approximately $4.7 million is a result of the acquisition of ASG on September 1, 1995, offset by $3.9 million DoD revenue associated with the give back contract discussed earlier, with the remainder derived from new contracts and additions to existing contracts. A $2.7 million (12%) increase in DoJ revenue was the result of new cases and an expansion of support to existing cases brought by DoJ in the first quarter of this fiscal period. Commercial revenue decreased $1.7 million (7%) as a result of the first quarter's downturn in U.K. and U.S. data marketing sales. Revenue from other Federal Agencies grew by $1.4 million (45%) due largely to the acquisition of ASG, and revenue from State governments decreased by $0.2 million or 5%.

Direct contract costs grew by $1.7 million (3%) to $62.7 million from $61.0 million. Direct labor, the principal driving component of contract revenue, was up $2.1 million or 5%, while non-labor direct costs decreased $0.4 million or 2%. Direct costs, as a percentage of revenue, decreased to 53.6% from 54.3%.

Indirect costs grew by $1.7 million or 4% to $44.0 million from $42.3 million and, as a percentage of revenue, remained stable at 38%. This reflects the Company's continuing emphasis on minimizing administrative indirect costs while increasing funds for marketing and bid and proposal (B&P) efforts. Indirect labor increased by $0.7 million or 5.6%. As a percentage of revenue, indirect labor costs remained stable at 11%.

Indirect costs also increased in B&P labor, incentive compensation and fringe benefits. B&P labor increased in response to increases in the volume of actual and planned proposals for the year. Fringe benefits, the largest category of indirect expenses (34.5% of total), increased in proportion to the increase in total payroll (direct labor, B&P labor, indirect labor and incentive compensation).

Depreciation and amortization increased by $278,000 to $2.633 million from $2.355 million. An increased level of fixed asset acquisitions (primarily purchases of computing and network equipment coupled with the addition of ASG fixed assets) accounted for 74% of the growth. The other 21% of the growth was the result of Goodwill amortization.

Interest costs decreased by $121,000 to $170,000 from $291,000. The decrease is a result of a $4.4 million or 50% decrease in average borrowings from $8.8 million to $4.4 million, offset by the 6% increase in effective interest rates from 6.5% to 6.9%. As discussed previously, the increased borrowings were the result of the recent acquisitions discussed under "Liquidity and Capital Resources" (see below).

Income before income taxes rose to $7.5 million from last year's $6.4 million. The $1.1 million (18%) increase was primarily attributable to the growth in operating income and augmented by the decrease in interest expense.

Income tax expense of $2.9 million is consistent with the growth in income before income tax as the effective tax rate has remained constant from year to year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash is from operating activities and bank borrowings. The Company's primary requirement for working capital is to carry billed and unbilled receivables, a majority of which are due under prime contracts with the U.S. Government, or subcontracts thereunder.

On January 1, 1996, the Company increased its unsecured line of credit with Signet Bank from $20 million to $25 million and extended its credit agreement through March 31, 1997. The Company also maintains a 500,000 pounds sterling unsecured line of credit with the National Westminster Bank in London, England which expires in November, 1996 (See Note 4 to the Consolidated Financial Statements for the year ended June 30, 1995). The Company believes it can renew and increase as necessary it's lines of credit to cover working capital or future acquisition requirements. Accordingly, the Company believes that the combination of internally generated funds, available bank credit and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

As discussed in Note E, on January 1, 1996, the Company purchased all the outstanding common stock of IMS Technologies, Inc. for $6.5 million in cash payable at closing, plus $1.5 million in cash payable to four founders of IMS over 3 years. As discussed in Note C, on December 28, 1995, the Company made a $6.8 deposit to the IMS escrow account to execute the purchase transaction on January 1, 1996. The acquisition was financed with bank borrowings under the existing line of credit. This acquisition is expected to add $22 million in annual revenue, and at least $500,000 in net income in the first full year of operations. In addition, the Company projects to add approximately $2.5 million of goodwill, to be amortized over 15 years.

As discussed above, on September 1, 1995, as part of its continuing strategy of acquiring small, synergistic companies within the same niche to broaden its client and product base, the Company purchased all of the outstanding stock of Automated Sciences Group, Inc. for $4.9 million payable in cash over four years. The purchase price is subject to a maximum $500,000 holdback contingent on the collectability of certain receivables. The transaction was financed primarily through bank borrowing under the Company's existing line of credit.

Page 15
                                   PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


PENTAGEN TECHNOLOGIES INTERNATIONAL, LTD. V. CACI INTERNATIONAL INC, ET AL.

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1995 for the most recently filed information concerning the lawsuit filed on July 1, 1993, against the Registrant by Pentagen Technologies International, Ltd. ("Pentagen") in the Supreme Court for the State of New York alleging conversion of intellectual property and violation of statutory duties as to appropriation of computer software, and the lawsuit filed December 10, 1993 against the Registrant in the United States District Court for the Southern District of New York alleging copyright and trademark infringement and violation of the Major Fraud Against the United States Act. Since the filing of the Registrant's report indicated above, the information reported therein has changed as set forth below.

As a result of the decision of the Fourth Circuit Court of Appeals in the case of "CACI International Inc., et al v. Pentagen Technologies, Ltd., et al" issued November 16, 1995 affirming the decision of the United States District Court for the Eastern District of Virginia, on December 8, 1995, Judge Mukasey of the United States District Court for the Southern District of New York established schedules for submission of briefs on (1) the defendants' motions to dismiss, and (2) the plaintiff's motion for summary judgment in both cases. The Registrant believes that these cases are appropriate for dismissal by the Court in New York, or for transfer to the Eastern District of Virginia for dismissal.


CACI INTERNATIONAL INC, ET AL. V. PENTAGEN TECHNOLOGIES, LTD., ET AL.

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1995 for the most recently filed information concerning the lawsuit filed on December 22, 1993, in the United States District Court for the Eastern District of Virginia against Pentagen Technologies International, Ltd., Baird Technologies, Inc., John C. Baird and Mitchell R. Leiser (principals of Pentagen and Baird).

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

Since the filing of CACI's report indicated above, the information reported therein on pending legal proceedings has changed as follows.

By Per Curiam Opinion dated November 16, 1995, the Fourth Circuit Court of Appeals affirmed the decision of the United States District Court for the Eastern District of Virginia in all respects.

The parties continue to engage in proceedings associated with Registrant's efforts to enforce the monetary awards affirmed by the Fourth Circuit. A hearing on charges of criminal contempt of court against defendant Mitchell R. Leiser is scheduled for February 29, 1996.


UNITED STATES OF AMERICA, EX REL., PENTAGEN TECHNOLOGIES INTERNATIONAL, LTD.
V. CACI INTERNATIONAL INC ET AL.

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-K for the period ending September 30, 1995 for the most recently filed information concerning the lawsuit filed on April 21, 1994, in the U.S. District Court for the Southern District of New York against CACI International Inc and its wholly-owned subsidiaries, CACI Systems Integration, Inc. and CACI, INC.-FEDERAL, International Business Machines Corporation ("IBM"), Loral Corporation ("Loral"), American Telephone and Telegraph Company ("AT&T"), PRC, Inc., I-Net, Inc., and Statistica, Inc. asserting the same factual allegations that Pentagen asserted against CACI in the cases described above, and alleging that the defendants violated the False Claims Act, 31 USC Section 3732, in connection with the performance of the SBIS contract and certain marketing efforts to the Army Materiel Command. After the Government declined to intervene in the case, and after the U.S. District Court for the Eastern District of Virginia ruled against Pentagen on the factual allegations which underlie the case, the case was unsealed and Pentagen served an Amended Complaint on June 5, 1995, which changed the wording but not the substance of the allegations of the original Complaint.

Since the filing of Registrant's report indicated above, the information therein on pending legal proceedings has changed as follows.

By Opinion and Order dated November 21, 1995 (and amended on January 4, 1996 to correct certain scrivener errors), Judge Carter of the United States District Court for the Southern District of New York granted defendants' motions to dismiss all counts of the case on the grounds that Pentagen failed to meet the subject matter jurisdiction requirements for the case under the False Claims Act. The court also denied defendants' requests for sanctions against Pentagen.

On December 7, 1995, in an effort to avoid final dismissal of its case, Pentagen filed a motion to reconsider the decision, grant relief from the final judgment dismissing the case, amend its complaint for the second time, and to add a party to the lawsuit. On December 21, 1995, Registrant filed its response providing the court with a firm basis on which to deny such motion.

CACI views this case as being entirely without legitimate factual or legal basis, as evidenced in part by fact that the assertions which underlie the case already have been litigated and decided against Pentagen and in part by the Court's dismissal of all counts for lack of subject matter jurisdiction.

CERIDIAN CORPORATION V. CACI SYSTEMS INTEGRATION, INC.

On October 6, 1995, Ceridian Corporation ("Ceridian") filed suit in the District Court for Hennepin County Minnesota against Registrant's wholly-owned subsidiary, CACI Systems Integration, Inc. ("CACI"), alleging breach of contract, breach of warranty and repudiation by CACI in connection with a contract for the development of a manufacturing software system. On January 26, 1996 CACI filed its Answer and Counterclaims, denying Ceridian's allegations and seeking damages from Ceridian for breach of contract, intentional and negligent misrepresentation, and tortious interference with contract.

                   CACI INTERNATIONAL INC AND SUBSIDIARIES

                              INDEX TO EXHIBITS




Exhibit
Number      Title

  11        Computation of Earnings per Common and
               Common Equivalent Share

  27        Financial Data Schedule

                                SIGNATURES
                                ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      CACI International Inc
                                           (Registrant)




Date:   February 9, 1996            By:               /s/
                                        ---------------------------------
                                         Dr. J.P. London
                                         Chairman of the Board,
                                         President, and Director
                                        (Principal Executive Officer)


Date:   February 9, 1996            By:               /s/
                                        ---------------------------------
                                         Milan J. Bogdanovic
                                         Vice President & Corporate Controller
                                        (Principal Accounting Officer)