Form 10-Q
period 1996-03-31
CACI INTERNATIONAL INC /DE/
filed 1996-05-14
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended March 31, 1996


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

                                 54-1345888
                    (I.R.S. Employer Identification No.)

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
                            (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                   -------    -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1996: CACI International Inc Common Stock, $0.10 par value, 10,170,000 shares.

                    CACI INTERNATIONAL INC AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION                                            Page

Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheet as of March 31, 1996
           and June 30, 1995                                               3

         Unaudited Consolidated Statement of Operations for the
           Three months Ended March 31, 1996 and 1995                      5

         Unaudited Consolidated Statement of Operations for the
           Nine months Ended March 31, 1996 and 1995                       6

         Unaudited Consolidated Statement of Cash Flows for the
           Nine months Ended March 31, 1996 and 1995                       7

         Notes to Unaudited Consolidated Financial Statements              8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     10-13


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                               14-16

INDEX TO EXHIBITS                                                          17

SIGNATURES                                                                 18

                         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CACI INTERNATIONAL INC AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                    ASSETS
                                    ------

                                               March 31, 1996    June 30, 1995
                                               --------------    -------------

CURRENT ASSETS
Cash and equivalents                            $   1,838,000    $  1,996,000
Accounts receivable:
  Billed                                           55,678,000      42,188,000
  Unbilled                                          6,294,000       6,134,000
                                                -------------    ------------
Total accounts receivable                          61,972,000      48,322,000
                                                -------------    ------------
Deferred income taxes                                 152,000         156,000
Prepaid expenses and other                          3,499,000       3,860,000
                                                -------------    ------------
TOTAL CURRENT ASSETS                               67,461,000      54,334,000
                                                -------------    ------------


PROPERTY AND EQUIPMENT, NET
Equipment and furniture                            25,398,000      20,644,000
Leasehold improvements                              2,151,000       1,809,000
                                                -------------    ------------
Property and equipment, at cost                    27,549,000      22,453,000
Accumulated depreciation & amortization           (18,540,000)    (13,927,000)
                                                -------------    ------------
TOTAL PROPERTY AND EQUIPMENT, NET                   9,009,000       8,526,000
                                                -------------    ------------


ACCOUNTS RECEIVABLE, LONG TERM                      8,171,000       4,489,000
GOODWILL, NET                                      10,565,000       5,413,000
OTHER ASSETS                                        1,885,000       1,182,000
DEFERRED INCOME TAXES                                 643,000         698,000
                                                -------------    ------------

TOTAL ASSETS                                    $  97,734,000    $ 74,642,000
                                                =============    ============

See notes to consolidated financial statements (unaudited).


                    CACI INTERNATIONAL INC AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET (UNAUDITED) (cont'd)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                               March 31, 1996    June 30, 1995
                                               --------------    -------------
CURRENT LIABILITIES
Note payable                                   $   9,514,000     $          0
Accounts payable & accrued expenses               18,524,000       11,719,000
Accrued compensation and benefits                 12,903,000       13,310,000
Deferred rent expense                                744,000          561,000
Income taxes payable                                 499,000        1,944,000
Deferred income taxes                                979,000          283,000
                                                ------------     ------------
TOTAL CURRENT LIABILITIES                         43,163,000       27,817,000
                                                ------------     ------------

DEFERRED RENT EXPENSES                             2,379,000        2,197,000
DEFERRED INCOME TAXES                                143,000          143,000
SHAREHOLDERS' EQUITY
Common stock:
   $.10 par value,
   40,000,000 shares authorized,
   13,696,000 $ 13,568,000 shares issued           1,370,000        1,357,000
Capital in excess of par                           5,831,000        5,053,000
Retained earnings                                 59,935,000       52,777,000
Cumulative currency translation adjustments       (1,425,000)      (1,040,000)
Treasury stock, at cost (3,526,000 shares)       (13,662,000)     (13,662,000)
                                                ------------     ------------
TOTAL SHAREHOLDERS' EQUITY                        52,049,000       44,485,000
                                                ------------     ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $ 97,734,000     $ 74,642,000
                                                ============     ============

See notes to consolidated financial statements (unaudited).

Page 5
                  CACI INTERNATIONAL INC AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                 Three Months Ended March 31,
                                               -------------------------------
                                                    1996              1995
                                               --------------    -------------
REVENUE                                        $ 62,324,000      $ 61,620,000

COSTS AND EXPENSES:
Direct costs                                     32,602,000        33,475,000
Indirect costs and selling expenses              23,858,000        23,167,000
Depreciation and amortization                     1,374,000         1,304,000
                                               ------------      ------------
Total Operating Expenses                         57,834,000        57,946,000
                                               ------------      ------------

                                                  4,490,000         3,674,000

Interest expense                                    246,000           178,000
                                               ------------      ------------


INCOME BEFORE INCOME TAXES                        4,244,000         3,496,000


INCOME TAXES                                      1,657,000         1,382,000
                                               ------------      ------------

NET INCOME                                     $  2,587,000      $  2,114,000
                                               ============      ============

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE                      $       0.24      $       0.20
                                               ============      ============

AVERAGE NUMBER OF SHARES AND
  EQUIVALENT SHARES OUTSTANDING                  10,679,000        10,589,000
                                               ============      ============

Dividends paid per share                               NONE              NONE
                                               ============      ============


See notes to consolidated financial statements (unaudited).


                   CACI INTERNATIONAL INC AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                 Nine Months Ended March 31,
                                               -------------------------------
                                                    1996              1995
                                               --------------    -------------
REVENUE                                        $ 179,266,000     $ 173,895,000
                                               -------------     -------------


COSTS AND EXPENSES:
Direct costs                                      95,282,000        94,465,000
Indirect costs and selling expenses               67,821,000        65,444,000
Depreciation and amortization                      4,007,000         3,659,000
                                               -------------     -------------
  Total Operating Expenses                       167,110,000       163,568,000
                                               -------------     -------------

                                                  12,156,000        10,327,000

Interest expense                                     416,000           469,000
                                               -------------     -------------

INCOME BEFORE INCOME TAXES                        11,740,000         9,858,000

INCOME TAXES                                       4,582,000         3,843,000
                                               -------------     -------------

NET INCOME                                     $   7,158,000     $   6,015,000
                                               =============     =============

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE                      $        0.67     $        0.57
                                               =============     =============

AVERAGE NUMBER OF SHARES AND
  EQUIVALENT SHARES OUTSTANDING                   10,682,000        10,594,000
                                               =============     =============

Dividends paid per share                                NONE              NONE
                                               =============     =============

See notes to consolidated financial statements (unaudited).

Page 7
                    CACI INTERNATIONAL INC AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                  Nine Months Ended March 31,
                                                  ---------------------------
                                                       1996          1995
                                                  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $  7,158,000  $  6,015,000
Reconciliation of net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                       4,007,000     3,659,000
  Provision for deferred income taxes                   751,000     1,128,000
  Loss (gain) on sale of property & equipment            71,000        (1,000)
Changes in operating assets & liabilities:
  Accounts receivable                               (17,509,000)   (7,812,000)
  Prepaid expenses and other assets                     (48,000)      158,000
  Accounts payable and accrued expenses               6,654,000    (1,454,000)
  Accrued compensation and benefits                    (441,000)    2,234,000
  Deferred rent expense                                 365,000      (202,000)
  Income taxes payable                               (1,311,000)     (408,000)
                                                   ------------  ------------
Net cash (used in) provided by operating activities    (303,000)    3,317,000
                                                   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property & equipment                 (3,538,000)   (2,892,000)
Acquisitions, goodwill                               (5,692,000)            0
Proceeds from sale of property & equipment               40,000             0
Other, investing activities                            (929,000)     (106,000)
                                                   ------------  ------------
Net cash used in investing activities               (10,119,000)   (2,998,000)
                                                   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds under line-of-credit                        80,789,000    73,165,000
Reductions under line-of-credit                     (71,275,000)  (71,275,000)
Issuance of common stock                                791,000       444,000
Purchase of common stock for treasury                         0    (2,154,000)
                                                   ------------  ------------
Net cash provided by financing activities            10,305,000       180,000
                                                   ------------  ------------

EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS:       (41,000)      118,000
                                                   ------------  ------------
Net increase/(decrease) in cash & equivalents          (158,000)      617,000
Cash and equivalents, beginning of period             1,996,000       941,000
                                                   ------------  ------------
Cash and equivalents, end of period                $  1,838,000  $  1,558,000
                                                   ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Income taxes, net of refunds                     $  5,337,000  $  3,434,000
                                                   ============  ============
  Interest                                         $    416,000  $   506,000
                                                   ============  ============

See notes to consolidated financial statements (unaudited).

                    CACI INTERNATIONAL INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.

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


B.  ACCOUNTS RECEIVABLE

Total Accounts Receivable are net of allowance for doubtful accounts of $2,191,000 and $1,415,000 at March 31, 1996 and June 30, 1995, respectively.
Accounts Receivable are classified as follows:

                                              March 31, 1996     June 30, 1995
                                              --------------     -------------
BILLED AND BILLABLE RECEIVABLES:
  Billed                                      $   48,593,000     $  35,960,000
  Billable at end of period                        7,085,000         6,228,000
                                              --------------     -------------

TOTAL BILLED AND BILLABLE RECEIVABLES             55,678,000        42,188,000
                                              --------------     -------------
UNBILLED RECEIVABLES:
  Unbilled pending receipt of contractual
    documents authorizing billing                  6,184,000         5,799,000

  Unbilled Retainages and fee withholds
    expected to be billed within
    the next 12 months                               110,000           335,000
                                              --------------     -------------
                                                   6,294,000         6,134,000
Unbilled retainages and fee withholds
    expected to be billed beyond
    the next 12 months                             8,171,000         4,489,000
                                              --------------     -------------
TOTAL UNBILLED RECEIVABLES                        14,465,000        10,623,000
                                              --------------     -------------

TOTAL ACCOUNTS RECEIVABLE                     $   70,143,000     $  52,811,000
                                              ==============     =============

C.  ACQUISITION AND GOODWILL

On September 1, 1995, the Company purchased all of the outstanding stock of Automated Sciences Group, Inc. ("ASG") for $4.9 million payable in cash over four years. ASG provides information technology, engineering, and scientific environmental services to the U.S. Department of Defense ("DoD") and the U.S. Department of Energy ("DoE"). The purchase price is subject to a maximum $500,000 holdback contingent on the collectability of certain receivables.
The transaction was financed primarily through bank borrowings under the Company's existing line of credit. The Company accounted for this acquisition by the purchase method of accounting. The purchase price was allocated to the net tangible and intangible assets acquired, based upon preliminary estimates of their fair values at the date of acquisition. During this quarter, the preliminary goodwill allocation increased by $248,000, which resulted in the purchase price over the fair value of net assets acquired at March 31, 1996 to be $2,747,000. This excess has been recorded as goodwill and will be amortized on a straight line basis over 15 years. The preliminary purchase price allocation is subject to change during the year following the acquisition as additional information concerning net asset valuation is obtained. Therefore, the final allocation may differ from the preliminary allocation.

On January 1, 1996, the Company purchased the outstanding common stock of IMS Technologies, Inc. ("IMS") for $6.5 million in cash payable at closing, plus $1.5 million in cash payable to the four founders of IMS over 3 years. IMS provides a wide range of computer systems development and systems integration for a variety of applications. These services are provided to the Department of Defense as well as the Department of Justice, Department of Education, Internal Revenue Service, and Drug Enforcement Agency. The acquisition was financed with bank borrowings under existing line of credit. The Company accounted for this acquisition by the purchase method of accounting. The purchase price was allocated to the net tangible and intangible assets acquired, based upon preliminary estimates of their fair values at the date of acquisition. The excess of the purchase price over fair value of net assets acquired was $2,945,000. This excess has been recorded as goodwill and will be amortized on a straight line basis over 15 years. The preliminary purchase price allocation is subject to change during the year following the acquisition as additional information concerning net asset valuations is obtained. Therefore, the final allocation may differ from the preliminary allocation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the relative percentages that the items of expense and earnings bear to revenue for the three and nine months ended March 31, 1996 and 1995.

                                                  Percentage of Revenue
                                         -------------------------------------
                                            Three Months         Nine Months
                                         -----------------   -----------------
                                         FY 1996   FY 1995   FY 1996   FY 1995
                                         -------   -------   -------   -------
Revenue                                  100.00%   100.00%   100.00%   100.00%
Costs and Expenses:
  Direct Costs                            52.31%    54.32%    53.15%    54.32%
  Indirect Costs and Selling Expenses     38.28%    37.60%    37.83%    37.63%
  Depreciation and Amortization            2.20%     2.12%     2.24%     2.10%
                                         -------   -------   -------   -------
    Operating Expenses                    92.79%    94.04%    93.22%    94.05%
                                         -------   -------   -------   -------

Operating Income                           7.21%     5.96%     6.78%     5.95%
Interest Expense                           0.40%     0.29%     0.23%     0.27%
                                         -------   -------   -------   -------

Income Before Income Taxes                 6.81%     5.67%     6.55%     5.68%

Income Taxes                               2.66%     2.24%     2.56%     2.21%
                                         -------   -------   -------   -------

    Net Income                             4.15%     3.43%     3.99%     3.47%
                                         =======   =======   =======   =======

THREE MONTHS ENDED 3/31/96 COMPARED WITH THREE MONTHS ENDED 3/31/95

Revenue for the current quarter was up $0.7 million or 1.1% to $62.3 million from $61.6 million in last year's third fiscal quarter. The increase was the result of a $3.7 million (12%) increase in revenues from the U.S. Department of Defense ("DoD"), a $0.1 million decrease in revenue from other Federal Agencies, offset by a $0.6 million (26%) decrease in revenue from State governments, a $2.0 million (15%) decrease in revenue from the U.S. Department of Justice ("DoJ") and a $0.4 million (3%) decrease in revenue from commercial sales.

The $3.7 million DoD revenue increase was the result of $2.0 million internal revenue growth, coupled with the September 1, 1995 acquisition of Automated Sciences Group, Inc. ("ASG") and the January 1, 1996 acquisition of IMS Technologies, Inc. ("IMS"), partially offset by the give back to the prime contractor of a DoD contract by the Company on April 1, 1995. This subcontract generated approximately $2.0 million in revenue in last year's third fiscal quarter, but was breakeven in terms of its profitability. DoD accounted for 57.6% of the total revenue for the current quarter compared to 52.2% of total revenue during last year's third quarter.

The $0.1 million decrease in revenue from other Federal Agencies was primarily the result of a $2.4 million decline in internal revenues, offset by a $2.3 million increase resulting from the IMS and ASG acquisitions discussed above. Revenue from other Federal Agencies accounted for 2.4% of the total revenue for the current quarter compared to 2.5% of total revenue during last year's third quarter.

The $2.0 million revenue decline in the DoJ arena was the result of a reduction to on-going DoJ litigation, for which the Company provides automated litigation support services, offset by the IMS DoJ revenues of approximately $0.9 million. Revenue from DoJ is dependent upon the level of DoJ litigation (cases and projects) that the Company is supporting at any period in time and can fluctuate from quarter to quarter. DoJ accounted for 17.7% of total revenue during the current quarter, compared to 21.1% of total revenue during the last year's third quarter.

The $0.6 million revenue decline from State governments was the result of an early termination of a state supported effort that was slated for completion at the end of this fiscal year. While the Company has recently received certain new contract awards from State governments, the full impact of these awards will not materialize until next fiscal year. State government revenue accounted for 2.6% of total revenue during the current quarter, compared to 3.5% of total revenue during the last year's third fiscal quarter.

For the quarter, commercial revenue declined $0.4 million and, as a percentage of total revenue, decreased to 19.7% versus last year's 20.7%. Commercial revenues, which had declined in the first half of the year, have partially recovered on the strength of new software product introductions. The nature of the Company's proprietary software products business, primarily its simulation products line and its market analysis products, is inherently less predictable than the Company's longer-term contract project work with the Federal Government and may fluctuate significantly from quarter to quarter. This is also the case, but to a lesser degree, for the Company's short-term Commercial contract projects and State government contract projects.

For the quarter, direct costs declined by 2.6% and, as a percentage of total revenue, declined to 52.3% from 54.3%. However, direct labor, the principal driving component of contract revenue, increased by $1.2 million or 5.9%. Non-labor direct costs, which generate less profitable revenue, declined by $2.1 million (17%).

Indirect costs grew by $0.7 million or 3.0% to $23.9 million from $23.2 million, and as a percentage of revenue, increased to 38.3% from 37.6%. Indirect costs increased in labor and fringe benefits. Fringe benefits, the largest category of indirect expenses, increased in proportion to the increase in total payroll.

Depreciation and amortization increased by $70,000 to $1.37 million from $1.30 million, principally as the result of the goodwill amortization increase associated with the recent ASG and IMS acquisitions discussed above.

Income before interest and income taxes grew by $816,000 or 22.2% to $4.5 million from $3.7 million as a result of an increase in labor-based revenue with higher margins and a reduction of lower-margin revenue associated with other direct cost pass-throughs to our customers. Profit margins also improved as a result of the give-back of the non-profitable contract discussed above, coupled with management's continued control of discretionary costs.

Interest costs totalled $246,000 up $68,000 (38%) from last year's $178,000. The increase was primarily the result of a $5.2 million or 53% increase in average borrowings from $9.8 million to $15.0 million.

Income before income taxes rose to $4.2 million from last year's earnings of $3.5 million. The $748,000 (21%) increase was attributable to the growth in operating income partially offset by the increase in interest expense.

Income tax expense of $1,657,000 is consistent with the growth in income before income tax as the effective tax rate has remained constant from year to year.

NINE MONTHS ENDED 3/31/96 COMPARED WITH NINE MONTHS ENDED 3/31/95

Revenue grew $5.4 million (3%) to $179.3 million from $173.9 million. DoD revenue for the first nine months grew $6.3 million (7%), of which approximately $5.0 million was a result of the ASG and IMS acquisitions discussed above, offset by $6.0 million DoD revenue associated with the give back contract discussed earlier, with the remainder derived from new contracts. DoJ revenue increase of $0.7 million was largely the result of new cases and an expansion of support to existing cases brought by DoJ in the first quarter of this fiscal period, coupled with the third quarter IMS DoJ-related revenues, offset by the declining revenue in subsequent quarters. The commercial revenue decrease of $2.2 million (6%) was primarily the result of the first quarter's downturn in U.K. sales resulting from delays in introducing a marketing analysis software product, InSite, to run on Microsoft Windows 95 [InSite is a trademark of CACI Limited; Windows is a registered trademark of the Microsoft Corporation]. Revenue from other Federal agencies grew by $2.2 million (49%) due largely to the acquisition of ASG and IMS. Revenue from State governments decreased by $0.8 million or 12%, primarily due to the third quarter decline.

Direct contract costs grew by $0.8 million (0.9%) to $95.3 million from $94.5 million. Direct labor, the principal driving component of contract revenue, was up $3.3 million or 6%, while non-labor direct costs decreased $2.5 million or 7%. Direct costs, as a percentage of revenue, decreased to 53.1% from 54.3%.

Indirect costs grew by $2.4 million or 3.7% to $67.8 million from $65.4 million and, as a percentage of revenue, remained stable at 38%. Indirect labor and related costs grew in proportion to the increase in direct labor.

Depreciation and amortization increased by $348,000 to $4.0 million from $3.7 million. An increased level of fixed asset acquisitions, primarily purchases of computing and network equipment coupled with the addition of ASG and IMS fixed assets, accounted for 54% of the growth. The other 46% of the growth was the result of ASG and IMS goodwill amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest costs decreased by $53,000 to $416,000 from $469,000. The decrease was primarily the result of a $1.1 million or 12% decrease in average borrowings from $9.1 million to $8.0 million. The decreased average borrowings were largely the result of starting the first fiscal quarter with a low average borrowing requirement. This was subsequently offset by the second and early third quarter borrowings for the ASG and IMS acquisitions, discussed under "Liquidity and Capital Resources" (see below).

Income before income taxes rose to $11.7 million from last year's $9.9 million. The 19% increase was primarily attributable to the growth in operating income and augmented by the decrease in interest expense.

Income tax expense of $4.6 million has been consistent with the growth in income before income tax, as the effective tax rate has remained constant from year to year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash is from operating activities and bank borrowings. The Company's primary requirement for working capital is to carry billed and unbilled receivables, a majority of which are due under prime contracts with the U.S. Government, or subcontracts thereunder.

On January 1, 1996, the Company increased its unsecured line of credit with Signet Bank from $20 million to $25 million and extended its credit agreement through March 31, 1997. The Company also maintains a 500,000 pounds sterling unsecured line of credit with the National Westminster Bank in London, England which expires in November, 1996. The Company believes it can renew and increase as necessary its lines of credit to cover working capital or future acquisition requirements. Accordingly, the Company believes that the combination of internally generated funds, available bank credit and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

As discussed above, on September 1, 1995, as part of its continuing strategy of acquiring small, synergistic companies to broaden its client and product base, the Company purchased all of the outstanding stock of Automated Sciences Group, Inc. for $4.9 million payable in cash over four years. The purchase price is subject to a maximum $500,000 holdback contingent on the collectability of certain receivables. In addition, on January 1, 1996, the Company purchased all the outstanding common stock of IMS Technologies, Inc. for $6.5 million in cash payable at closing, plus $1.5 million in cash payable to four founders of IMS over 3 years. Both transactions were financed primarily through bank borrowing under the Company's existing line of credit.

                           PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

PENTAGEN TECHNOLOGIES INTERNATIONAL, LTD. V. CACI INTERNATIONAL INC, ET AL.

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending December 31, 1995, for the most recently filed information concerning the lawsuit filed on July 1, 1993, against the Registrant by Pentagen Technologies International, Ltd. ("Pentagen") in the Supreme Court for the State of New York alleging conversion of intellectual property and violation of statutory duties as to appropriation of computer software, and the lawsuit filed December 10, 1993 against the Registrant in the United States District Court for the Southern District of New York alleging copyright and trademark infringement and violation of the Major Fraud Against the United States Act. Since the filing of the Registrant's report indicated above, the information reported therein has changed as set forth below.

As a result of the decision of the Fourth Circuit of Appeals in the case of "CACI International Inc, et al. v. Pentagen Technologies, Ltd., et al." issued November 16, 1995 affirming the decision of the United States District Court for the Eastern District of Virginia, pursuant to an Order issued by Judge Mukasey of the United States District Court for the Southern District of New York the parties have submitted briefs on (i) the defendant's motions to dismiss, and (ii) the plaintiff's motion for partial summary judgment in both cases. The Registrant believes that these cases are appropriate for dismissal by the Court in New York, or for transfer to the Eastern District of Virginia for dismissal.


CACI INTERNATIONAL INC, ET AL. V. PENTAGEN TECHNOLOGIES, LTD., ET AL.

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending December 31, 1995 for the most recently filed information concerning the lawsuit filed on December 22, 1993, in the United States District Court for the Eastern District of Virginia against Pentagen Technologies International, Ltd., Baird Technologies, Inc., John C. Baird and Mitchell R. Leiser (principals of Pentagen and Baird).

As previously reported, the Court granted Summary Judgment in favor of CACI holding that: (i) CACI's marketing of certain work to the United States Army Materiel Command did not infringe Pentagen's MENTIX copyright or infringe any trademark held by Pentagen; (ii) CACI's proprietary RENovate [RENovate is a trademark of CACI, INC.-FEDERAL] software reengineering methodology does not infringe Pentagen's MENTIX copyright; (iii) CACI's work on the Army's Sustaining Base Information Services ("SBIS") contract does not infringe Pentagen's MENTIX copyright; and (iv) Pentagen and its principals, John C. Baird and Mitchell R. Leiser, are liable for both compensatory and punitive damages for defamation per se. By Per Curium Opinion dated November 16, 1995 the Fourth Circuit Court of Appeals affirmed the decision of the Eastern District in all respects.

Since the filing of CACI's report indicated above, the information reported therein on pending legal proceedings has changed as follows.
Page 15

By Order dated February 1, 1996, Chief Judge Cacheris of the Eastern District found Pentagen Vice President Mitchell R. Leiser to be in Civil Contempt of Court.


UNITED STATES OF AMERICA, EX REL., PENTAGEN TECHNOLOGIES INTERNATIONAL, LTD.
V. CACI INTERNATIONAL INC, ET AL.

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending December 31, 1995 for the most recently filed information concerning the lawsuit filed on April 21, 1994 in the U.S. District Court for the Southern District of New York against CACI International Inc and its wholly-owned subsidiaries, CACI Systems Integration, Inc. and CACI, INC.-FEDERAL, International Business Machines Corporation ("IBM"), Loral Corporation ("Loral"), American Telephone and Telegraph Company ("AT&T"), PRC, Inc., I-Net, Inc., and Statistica, Inc. asserting the same factual allegations that Pentagen asserted against CACI in the cases described above, and alleging that the defendants violated the False Claims Act, 31 USC
Section 3732, in connection with the performance of the SBIS contract and certain marketing efforts to the Army Materiel Command. After the Government declined to intervene in the case, and after the U.S. District Court for the Eastern District of Virginia ruled against Pentagen on the factual allegations which underlie the case, the case was unsealed and Pentagen served an Amended Complaint on June 5, 1995, which changed the wording but not the substance of the allegations of the original Complaint.

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

On December 7, 1995 in an effort to avoid final dismissal of its case, Pentagen filed a motion to reconsider the decision, grant relief from the final judgment dismissing the case, amend its complaint for the second time, and to add a party to the lawsuit. On December 21, 1995 Registrant filed its response providing the court with a firm basis on which to deny such motion.

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


CERIDIAN CORPORATION V. CACI SYSTEMS INTEGRATION, INC.

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending December 31, 1995 for the most recently filed information concerning the suit file on October 6, 1995 by Ceridian Corporation ("Ceridian") in the District Court for Hennepin County Minnesota against Registrant's wholly-owned subsidiary, CACI Systems Integration, Inc. ("CACI"), alleging breach of contract, breach of warranty and repudiation by CACI in connection with a contract for the development of a manufacturing software system. On January 26, 1996, CACI filed its Answer and Counterclaims, denying Ceridian's allegations and seeking damages from Ceridian for breach of contract, intentional and negligent misrepresentation, and tortious interference with contract.

Since the filing of Registrant's report indicated above, the parties have been engaged in discovery efforts.

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





                                 CACI International Inc
                                 ----------------------------------
                                 (Registrant)






Date:   May 13, 1996         By:               /s/
                                 ----------------------------------
                                 Dr. J.P. London
                                 Chairman of the Board,
                                 President, and Director
                                 (Principal Executive Officer)



Date:   May 13, 1996         By:               /s/
                                 ----------------------------------
                                 James P. Allen
                                 Executive Vice President,
                                 Chief Financial Officer, and Treasurer
                                 (Principal Financial and Accounting Officer)