Form 10-K405
period 1996-06-30
CACI INTERNATIONAL INC /DE/
filed 1996-09-27
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended June 30, 1996

                        Commission File Number 0-8401
                        -----------------------------

                            CACI International Inc
                         ----------------------------
                          (Exact name of Registrant
                         as specified in its charter)

                                   Delaware
                       -------------------------------
                       (State or other jurisdiction of
                       incorporation or organization)

                                  54-1345888
                     ------------------------------------
                     (I.R.S. Employer Identification No.)

                  1100 North Glebe Road, Arlington, VA 22201
                  ------------------------------------------
                   (Address of principal executive offices)

                                (703) 841-7800
                        -------------------------------
                        (Registrant's telephone number,
                            including area code)

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
                                                   ------     ------

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 1996, was approximately $129,304,000.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of August 31, 1996: CACI International Inc Common Stock, $.10 par value, 10,278,000 shares.

                     Documents Incorporated by Reference
                     -----------------------------------

(1) The information relating to directors and officers contained in the proxy statement of the Registrant to be filed in connection with its 1996 Annual Meeting of Shareholders is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K.

(2) The financial information required in Items 6, 7, and 8 of this form are contained in the Annual Report to Shareholders for the fiscal year ended June 30, 1996 and is incorporated herein as Exhibit 13.

                            BUSINESS INFORMATION

Unless the context indicates otherwise, the terms "the Company" and "CACI", as used in Section I, include both CACI International Inc and its wholly-owned subsidiaries. The term "the Registrant", as used in Section I, refers to CACI International Inc only.

                                    PART I
                                    ------
ITEM 1.  BUSINESS

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

OVERVIEW

CACI is strategically positioned in the information technology ("IT") industry. With 1996 revenue of over $244 million, CACI serves clients in major segments of government and commercial markets throughout North America and Western Europe. Many of the Company's client relationships have existed for five years or more.

Founded in 1962, CACI provides computer-based information technology, products, and services. The Company's distinctive solutions include enterprise process redesign; systems engineering; software reuse and development; litigation support services; electronic commerce; systems integration; simulation; market analysis; and imaging and document support. The Company manufactures no equipment.

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

The Company has continued to expand its portfolio of proprietary software and database products. The Company offers marketing systems software and database products, targeted to clients who need systems and analysis for retail sales of consumer products, direct mail campaigns, franchise or branch site location projects, and similar requirements. In CACI's simulation technology business, the Company offers both computer-based simulation languages and derivative simulation products that enable clients to visualize the impact of proposed changes or new technologies before implementation.
The broad selection of simulation products includes solutions for the manufacturing industry; for wide area communications networks (i.e., WANs), including satellites and land lines; for local area computer networks (i.e., LANs); for the study of business processes; and for design of distributed computer systems architectures. CACI's REenterprise technology management solution combines technology tasks and methodologies to plan, integrate, and manage technology change - without losing existing investments in technology.

CACI is one of the dominant providers of electronic commerce ("EC") solutions to the federal government. The complete suite of EC products is available on GSA schedules and provides a flexible but fully-featured configuration to enable easy management of purchases and contracts.

As one of the world's largest providers of litigation support services, CACI customizes these services to the unique needs of both government and corporate clients.

CACI's proprietary product data management product, C-GATE (TM), is the de facto standard in the federal government and is now in commercial use internationally. The C-GATE (TM) system enables clients to standardize and improve the way they manage the life cycle of systems, products, and material assets, resulting in cost savings and increased productivity.

[The hyphen in the above trademark C-GATE represents the bullet point which is an integral component of the mark and which cannot be printed due to electronic transmission limitations.]

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

The Company's American Legal Systems Corp. ("ALS") subsidiary specializes in providing legal systems and litigation support services to law firms and major corporations in the United States, and complements the Company's other legal systems and litigation support business with government clients.

At June 30, 1996, CACI employed approximately 3,250 people. This total includes 325 part-time employees. The corporation currently operates from its headquarters at Three Ballston Plaza, 1100 N. Glebe Road, Arlington, Virginia. CACI has operating offices and facilities in 60 additional locations throughout the United States, Western Europe, and Canada.

GENERAL DESCRIPTION OF CACI SYSTEMS, TECHNOLOGIES, AND PRODUCTS

Representative systems applications include:

 .  Airport and airspace traffic planning
 .  Ammunition management information systems
 .  Automated document and records management systems
 .  Automated procurement
 .  Business process reengineering
 .  Business support systems
 .  Computer aided logistics/data information systems
 .  Electronic commerce
 .  Executive decision support systems
 .  Imaging services
 .  Information management systems
 .  Legal systems and litigation support services
 .  Manufacturing requirements planning systems
 .  Marketing and customer database management systems
 .  Product data management
 .  Retail market modeling
 .  Simulation languages and derivative products
 .  Site location planning and analysis systems
 .  Software development and reuse
 .  Systems reengineering
 .  Systems integration
 .  State motor vehicle registration and related management information systems
 .  Weapon systems/equipment configuration management systems
 .  Year 2000 date reconfiguration systems

CACI products are installed in over 10,000 locations worldwide, and many are designed to run on a variety of commercially available computers.

Representative CACI software and marketing systems include:

Simulation Technology:
- ---------------------

SIMFACTORY (R) II.5 General Factory Simulator. A software product for factory planners to study alternative plant and equipment configurations.

COMNET II.5 (R) Network Simulation Software. A software product for communications engineers to study wide area networks of satellites, land lines, switching systems, and protocols.

COMNET III (TM) Network Simulation Software. An object-oriented (non-programming) software product for the prediction of local and wide area network performance.

NETWORK II.5 (R) Computer Architecture Simulation Software. A software product for engineers to study alternative combinations of computers and data storage devices.

SIMSCRIPT II.5 (R) Simulation Programming Language. A language designed especially for analysts to build computer-based representations ("models") of complex activities, e.g., airways and airport traffic; maintenance procedures for fleets of ships; warfare studies of military equipment and tactics; and communications networks.

SIMPROCESS (R) III Object-oriented Analytical Simulation Software. An electronic prototyping tool for business process reengineering that enables managers to model a current business process, then explore alternative approaches before implementation.

MODSIM II (R) Simulation Programming Language. A computer programming and graphics environment that provides an object-oriented approach to structuring software. This approach provides an intuitive development framework to programmers, one that allows code to be reused.

MODSIM III (TM) Simulation Programming Language. A graphical computer programming and simulation environment that generates C++ code.

SIMOBJECT (R) Software System. A software framework for the reduction of time and cost in building simulation models.

REenterprise (SM) Technology Management Solution. Services combining proprietary methodologies and computer software to analyze and reconfigure an organization's business process.

Marketing Systems Technology and Data and Information Systems Products:
- ----------------------------------------------------------------------

InSite (TM) for Windows (R) 95 (US and UK versions) Marketing and Demographics Information System. PC-based geographic information systems combining software, data, and mapping capabilities to enable planners to determine the location of retail outlets, branch networks, sales territories, potential customers, and competitors. [Windows is a registered trademark of MicroSoft Corporation.]

ACORN (R) (A Classification of Residential Neighborhoods) Demographic Information Services. Services that analyze consumers according to the type of residential area in which they live, used to identify the prime prospects for all types of consumer goods and services.

MARKET*MASTER (TM) Demographic Information System. A database marketing system that enables companies to analyze their customer files by product holding and usage for the purpose of cross-selling other products and services.

SITE (R) Demographic Information Software and Reports. Detailed demographic and applied market research database software and services for any geographic area, such as county, zip code, TV broadcast area, congressional district, or retail trade area.

Prophecy (TM) Financial Accounting Software. A financial accounting and business software product distributed by CACI in the United Kingdom under license from CSP Australia. [Prophecy is a trademark of CSP Australia.]

MIRACLE (TM) Financial Accounting System. A business software product running on Data General proprietary systems.

UpFront (TM) Graphical Interface Software. A graphical user interface that enables software to be used in an object-oriented manner.

Electronic Commerce Technology Products:
- ---------------------------------------

SACONS (R) Automated Contracting System. A commercial off-the-shelf system that provides clients an automated, cost effective, efficient way to complete procurement activities and improve productivity.

SACONS-EDI (TM) Module. An automated, electronic commerce add-on module to SACONS system that creates and receives data transmissions using standard protocols.

SACONS-Gateway (TM) Module. An add-on module to the SACONS system that centralizes protocols established by the U.S. Government as acceptable standards for electronic procurement with the government.

QuickBid (R) II Automated Bid/Contracting System. A contracting system that allows commercial trading partners to effectively identify and compete for U.S. Government business via electronic data interchange ("EDI").

QuickBid (R) Net   Automated Bid/Contracting System.  A World Wide Web-based
value-added network ("VAN") that allows identification and competition for U.S. Government business via the Internet.

Imaging and Document Management System Products:
- -----------------------------------------------

ADIIS (TM) Document Imaging Software System. A flexible document conversion and management system that includes advanced imaging, document retrieval, indexing, and work process management.


U.S. GOVERNMENT AGENCIES

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

STATE AND LOCAL GOVERNMENT

CACI is a technological leader in the supply of automated information systems for state governments' management of vehicle registration, licensing, and wheeled vehicle revenue support, and for local governments' management of false emergency alarm billing systems and housing registration systems. The Company also offers its software and systems integration services to this market segment.

MAJOR CORPORATIONS

CACI's commercial market base consists primarily of large corporations (nominally characterized as the "Fortune 1000"). This market is a primary target of CACI's proprietary software and database products in the Company's marketing systems and simulation technology lines of business.

OTHER SERVICES

The Company operates a language training, translation, and interpretation services organization.

CACI also provides information about its products and services on its World Wide Web home page at http://www.caci.com.

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

In order to compete effectively in attracting and retaining such personnel, the Company and its subsidiaries provide substantial benefits to their employees. These benefits vary among the Company and its subsidiaries, but generally include paid vacations and holidays, medical and life insurance, incentive bonuses, and other benefits under retirement and stock purchase plans.

At the same time, the Company has been forced by the current economic climate to scrutinize and recast several of its compensation and benefit programs to ensure a competitive balance of compensation, incentives, and benefits for the costs incurred.

The Company recruits people from various market populations, including experienced industry professionals, university graduates, trade and technical school graduates, and seasoned technicians. The Company's professional profile includes a high percentage of college graduates, many with advanced degrees, including those at the masters and doctoral levels. The Company seeks professionals with academically certified credentials in computer-based information sciences, systems engineering, management systems, market research, economics, environmental, military sciences, law, and other scientific and research-oriented disciplines.

The Company has structured its promotion and advancement policies to meet the current competitively driven market environment. Individuals advance in relation to their abilities to perform as program managers, their demonstrated exemplary leadership skills in technical endeavors, or their managerial achievements against specified objectives, quotas, or other defined targets.

CACI's advancement criteria incorporate specific requirements to demonstrate a "client-service orientation" and the need to work synergistically within the Company, in response to the wide range of client technical and contractual requirements, or in development of solution approaches to new client projects. This philosophy is consistent with CACI's current market, and is a catalyst for individuals to support Company objectives.

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

Competition for new contracts centers for reputation, responsiveness to proposal requests, price, and many other factors. Competition for software products and services centers on reputation, applicability to client needs, and quality of product support and maintenance services, among other elements.

The Company has established a distinctive reputation in combining comprehensive knowledge of client challenges with the Company's significant expertise in the design, development, and implementation of advanced information technology solutions. This orientation provides CACI with important opportunities to support large equipment manufacturers with the systems integration and software services they frequently require to compete for multi-million dollar contracts issuing from the U.S. Government.

CACI has also taken active steps to develop strategic relationships within the industry with companies such as MicroSoft, Sun Microsystems, Lockheed Martin, IBM, DEC, GE Information Systems, Unisys, BDM, PRC Inc., AT&T Global Information Solutions, Lotus Development Corporation, Oracle, Sybase that have business perspectives and objectives compatible with those of CACI. The Company intends to continue the active cultivation of these relationships wherever they support CACI's growth objectives. The Company also seeks to expand its commercial business through these relationships.

Marketing and new business development for the Company is conducted by all the officers and managers of the Company, including the CEO, executive officers, vice presidents, division and department managers. CACI's proprietary software and data products are sold primarily by full-time salespeople. The Company has established value-added resale and distribution agreements for the sale of certain products in specified domestic and international markets. For its information systems and services markets, the Company employs several marketing professionals who support the Company's targeting of major contract opportunities, primarily in the U.S. Government market.

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

CACI's sales of proprietary software and data products are generally characterized by licenses of a fixed duration, or on a perpetual basis. The Company generally prices its products in catalog fashion. Most often, product prices are determined by the target computer on which the product will run, by some form of multiple-site volume discount arrangement, or by some frequency of usage arrangement in the case of data products.

For CACI's information systems and professional services contracts, the Company submits bids for work and products to be delivered. Bids are frequently negotiated as to terms and conditions for schedule, specification, delivery, and payment. CACI's contracts and subcontracts take on a wide range of contractual types, including firm fixed-price, cost reimbursement, labor hour and materials expense, and variants thereof, including fixed unit price, performance, and delivery contracts. In general, revenue for this work is accrued as a percentage of completion, which is based upon costs incurred in proportion to total expected costs.

Often, the form of contract and terms will be specified by the client. This is especially the case with government clients. In these situations, the Company may seek alternative arrangements or choose not to bid in those cases where the contracting arrangement appears to expose the company to inappropriate risk. By Company policy, fixed-price contracts require the approval of a senior officer of the Company, and review and release approval by the Chief Executive Officer.

At any one time, the Company may have several hundred separate contract obligations. In FY 1996, the ten top revenue producing contracts accounted for 50% of CACI's revenue, or $122.4 million. One contract for automated litigation support to the Civil Division of the United States Department of Justice ("DoJ"), accounted for 14.8% of total FY 1996 Company revenue.

In FY 1996, seventy-eight percent (78%) of CACI's business volume stemmed from U.S. Government contracts, the remaining twenty-two percent (22%) coming from commercial contracts and proprietary products sales. Fifty-four percent (54%) of the Company's revenue came from U.S. Department of Defense ("DoD") contracts, nineteen percent (19%) came from contracts with DOJ, and five percent (5%) came from other civilian agency government clients.

The Company is endeavoring to continue expansion of its diversified business portfolio. While desiring to decrease its dependence on DoD work, the Company nonetheless, will, aggressively seek additional work from this large agency. In FY 1996, the DoD revenue grew by 9% ($10.3 million) as a result of the September 1, 1995 acquisition of Automated Sciences Group, Inc. ("ASG") and the January 1, 1996 acquisition of IMS Technologies, Inc. ("IMS"), coupled with internally generated revenues.

The Company is expanding its contract support to DoJ providing advanced automated litigation support services to DoJ's Environment and Natural Resources Division and the Executive Office for U.S. Attorneys. This work has demanded increasingly sophisticated project management processes and high-technology infusions to keep pace with client caseloads. In view of this requirement, the Company developed the ADIIS (TM) document imaging software system, which improves the productivity for high-quality litigation support for the DoJ attorneys.

The Company believes it is the largest supplier of litigation support and related automation services to the U.S. Government. The Company intends to seek additional work from the U.S. Government and offer significant economies to the Government through its specialization in this field.

During the past fiscal year, the Company examined a number of friendly acquisition opportunities. On September 1, 1995, the Company acquired ASG and its subsidiary for $4.9 million payable in cash over four years. ASG provides information technology, engineering and environmental services to DoD and U.S. Department of Energy ("DoE").

On January 1, 1996, the Company acquired IMS and two wholly-owned subsidiaries for $6.5 million in cash. IMS provides a wide range of information technology and engineering services to the U.S. Navy, DoJ, Department of Education ("DoEd"), the Drug Enforcement Administration, the Social Security Administration, and the Internal Revenue Service.

SEASONAL NATURE OF BUSINESS

The Company's business in general is not seasonal, although the summer and winter holiday seasons affect both sales and revenue of the Company because of their impact on the Company's labor sales and on product and service sales by the Company's European operations. Unusually heavy blizzards during the first few weeks of 1996 temporarily affected client activity in the Company's Washington, D.C. operations area. Variations in the Company's business also may occur at the expiration of major contracts until such contracts are renewed or new contracts obtained. Prior to FY 1996, the U.S. Government budget cycle had not significantly impacted the Company's revenues. However, indecision over the last government budget and the resulting workforce furloughs had a negative impact on FY '96 revenues and resulted in administrative delays in a number of procurement actions.

RESEARCH AND DEVELOPMENT

During fiscal years 1996, 1995, and 1994, the Company spent $833,000, $984,000, and $1,094,000, respectively, for research and development on current and future products.

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

The Company presently owns approximately 65 registered United States trademarks and service marks. All of the Company's registered United States trademarks and service marks may be renewed indefinitely. The Company is a party to agreements which give it the right to distribute computer software and other products owned by other companies, and receive income therefrom.

The Company has developed and holds proprietary rights in a number of computer software packages, databases and methodologies, including, but not limited to: ACORN*, ADIIS, C-GATE#, COMNET II.5*, COMNET III, COSTPRO*, DORIS*, FAR-TRIEVE*, InSite USA, L-NET*#, Legal Workbench, MARKET*MASTER, MODSIM II*, MODSIM III, NETOBJECT, NETWORK II.5*, Perfect-Mail*#, QuickBid*, REenterprise, RENovate, RESTORE 2000, SACONS*, SACONS-EDI, SACONS-FEDERAL*, SIDE, SIMANIMATION*, SIMBASE, SIMFACTORY*, SIMFACTORY* II.5, SIMFLOW*, SIMGRAPHICS*, SIMLAB*, SIMOBJECT*, SIMPROCESS*, SIMPROCESS* III, SIMSCENARIO*, SIMSCRIPT II.5*, SIMSNIPS*, SIMSTRUCTOR*, SimTrainer*, SIMVIDEO, SITELINE*, SITE-POTENTIAL*#, SUPERSITE*, and ZIP DEMOGRAPHICS*.

[* The marks above indicated with a terminal asterisk (*) are registered service marks or trademarks or trademarks of CACI International Inc or its subsidiaries. All others are service marks or trademarks of CACI
International Inc or its subsidiaries.]

[# The marks above indicated with a terminal pound sign (#) contain a hyphen to represent the bullet point which is an integral component of each mark and which cannot be printed due to electronic transmission limitations.]

In addition, subsidiaries of the Company claim foreign copyright, trademark, and proprietary rights in the Company's proprietary computer software products. These subsidiaries hold proprietary rights in computer software products and databases including, but not limited to, ACORN* (and the related Arts*ACORN*, Change*ACORN*, Custom*ACORN*, Financial*ACORN*, Holiday*ACORN*, Household*ACORN*, Investor*ACORN*, Property*ACORN*, Scottish*ACORN*), ACORN Lifestyles*, ALEX*, CACI MARKET MASTER*, CACI National Mortgage Database*, CACI Savings Market Database*, Charity Focus, FINPIN*, GEO-MARKETING*, GEOMATCH*, GEOREAD*, GEOTRIEVE*, InSite, Lifestyle*Plus (and the related Auto*Plus, Fuel*Plus, HouseAge*Plus, and MailOrder*Plus), Listline, MIRACLE, MONICA*, PayCheck, PIN*, PINPOINT*, PINPOINT ADDRESS CODE*, ScoreBoards, SITE*, SITE-POTENTIAL*, and UpFront*.

Some of these subsidiaries are parties to agreements pursuant to which they may have the right to distribute computer software products owned by others and obtain income therefrom.

[* The marks above indicated with a terminal asterisk (*) are registered service marks or trademarks of CACI International Inc or its subsidiaries. All others are service marks or trademarks of CACI International Inc or its subsidiaries.]

BACKLOG

The Company's backlog as of July 31, 1996 was $705 million, of which $84 million was for orders believed to be firm. Total backlog as of July 31, 1995 was $590 million, of which $75 million represented firm orders. The source of backlog is primarily contracts with the U.S. Government. It is presently anticipated that all of the firm backlog will be filled during the fiscal year ending June 30, 1997.

BUSINESS SEGMENTS, FOREIGN OPERATIONS, AND MAJOR CUSTOMER

The business segment, foreign operations, and major customer information provided in the Company's Consolidated Financial Statements contained in this Report are incorporated herein by reference. In particular, see Note 12, Segment Information, of the Notes to Consolidated Financial Statements.

The following information is provided about the amounts of revenue attributable to firm fixed price contracts (including proprietary software product sales), time and materials contracts, and cost reimbursable contracts of the Company during each of the last three fiscal years: (dollars in thousands)

  Fiscal Year       Firm        Time and        Cost
Ended June 30,   Fixed Price    Materials   Reimbursable      Total
- --------------   -----------    ---------   ------------    --------

     1996          $56,813      $109,429      $78,373       $244,615
     1995           62,607       106,869       63,488        232,964
     1994           51,428        64,109       68,163        183,700


ITEM 2. PROPERTIES

As of June 30, 1996, CACI leased office space at 53 locations containing an aggregate of approximately 582,000 square feet of space located in 20 states and the District of Columbia. In five countries outside the United States, CACI leased eight offices containing about 28,000 square feet of space. CACI's leases expire primarily over the next six years. In most cases, CACI anticipates that leases will be renewed or replaced by other leases.

All of CACI's offices are in modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

As of June 30, 1996, CACI International Inc maintained its corporate headquarters in approximately 158,000 square feet of space at 1100 North Glebe Road, Arlington, Virginia. See Note 9, Lease Commitments, of the Notes to Consolidated Financial Statements, for additional information regarding the Company's lease commitments.


ITEM 3.  LEGAL PROCEEDINGS

Pentagen Technologies International, Ltd. v. CACI International Inc, et al.
- ---------------------------------------------------------------------------

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1996, for the most recently filed information concerning the lawsuit filed on July 1, 1993, against the Registrant by Pentagen Technologies International, Ltd. ("Pentagen") in the Supreme Court for the State of New York alleging conversion of intellectual property and violation of statutory duties as to appropriation of computer software, and the lawsuit filed December 10, 1993 against the Registrant in the United States District Court for the Southern District of New York alleging copyright and trademark infringement and violation of the Major Fraud Against the United States Act. Since the filing of the Registrant's report indicated above, the information reported therein has changed as set forth below.

By Order of August 2, 1996, Judge Mukasy of the Southern District of New York dismissed with prejudice all counts of both cases running against the CACI defendants.

CACI International Inc, et al. v. Pentagen Technologies, Ltd., et al.
- ---------------------------------------------------------------------

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1996 for the most recently filed information concerning the lawsuit filed on December 22, 1993, in the United States District Court for the Eastern District of Virginia against Pentagen Technologies International, Ltd., Baird Technologies, Inc., John C. Baird and Mitchell R. Leiser (principals of Pentagen and Baird).

As previously reported, the Court granted Summary Judgment in favor of CACI holding that: (i) CACI's marketing of certain work to the United States Army Materiel Command did not infringe Pentagen's MENTIX copyright or infringe any trademark held by Pentagen; (ii) CACI's proprietary RENovate (TM) software reengineering methodology does not infringe Pentagen's MENTIX copyright;
(iii) CACI's work on the Army's Sustaining Base Information Services ("SBIS") contract does not infringe Pentagen's MENTIX copyright; and (iv) Pentagen and its principals, John C. Baird and Mitchell R. Leiser, are liable for both compensatory and punitive damages for defamation per se. By Per Curium Opinion dated November 16, 1995 the Fourth Circuit Court of Appeals affirmed the decision of the Eastern District in all respects.

By Order dated February 1, 1996, Chief Judge Cacheris of the Eastern District found Pentagen Vice President Mitchell R. Leiser to be in Civil Contempt of Court. Mr. Leiser has been ordered to pay $12,250.50 in damages caused by the contempt.

Since the filing of Registrant's report indicated above, the information reported therein has changed as follows: The finding of contempt and damage order have been appealed to the Fourth Circuit Court of Appeals. Argument has not yet been set.

United States of America, ex rel., Pentagen Technologies International, Ltd.
v. CACI International Inc, et al.
- ----------------------------------------------------------------------------

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1996 for the most recently filed information concerning the lawsuit filed on April 21, 1994 in the U.S. District Court for the Southern District of New York against CACI International Inc and its wholly-owned subsidiaries, CACI Systems Integration Inc. and CACI, INC.-FEDERAL, International Business Machines Corporation ("IBM"), Loral Corporation ("Loral"), American Telephone and Telegraph Company ("AT&T"), PRC, Inc., I-Net, Inc., and Statistica, Inc., asserting the same factual allegations that Pentagen asserted against CACI in the cases described above, and alleging that the defendants violated the False Claims Act, 31 USC Section 3732, in connection with the performance of the SBIS contract and certain marketing efforts to the Army Materiel Command. After the Government declined to intervene in the case, and after the U.S. District Court for the Eastern District of Virginia ruled against Pentagen on the factual allegations which underlie the case, the case was unsealed and Pentagen served an Amended Complaint on June 5, 1995, which changed the wording but not the substance of the allegations of the original Complaint.

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

Since the filing of Registrant's report indicated above, the information therein has changed as follows:

By Order of June 3, 1996, Judge Carter denied all of Pentagen's motions. On July 2, 1996, Pentagen appealed the dismissal of the case and the denial of its motions to the Second Circuit Court of Appeals.

Ceridian Corporation v. CACI Systems Integration Inc.
- -----------------------------------------------------

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1996 for the most recently filed information concerning the suit filed on October 6, 1995 by Ceridian Corporation ("Ceridian") in the District Court for Hennepin County, Minnesota, against Registrant's wholly-owned subsidiary, CACI Systems Integration Inc. ("CACI"), alleging breach of contract, breach of warranty and repudiation by CACI in connection with a contract for the development of a manufacturing software system. On January 26, 1996, CACI filed its Answer and Counterclaims, denying Ceridian's allegations and seeking damages from Ceridian for breach of contract, intentional and negligent misrepresentation, and tortious interference with contract.

Since the filing of Registrant's report indicated above, the information reported therein has not changed.

CACI, INC.-FEDERAL v. Arizona Department of Transportation
- ------------------------------------------------------------

On June 25, 1996, in the wake of termination of its contract to provide certain software and systems development, the Registrant's wholly-owned subsidiary, CACI, INC.-FEDERAL ("CACI"), filed suit in Superior Court for Maricopa County, Arizona, against the Arizona Department of Transportation ("ADOT"), seeking: (i) a declaratory judgement that the disputes procedure mandated by the Arizona Procurement Code is unconstitutional; (ii) a declaratory judgment that ADOT cannot assert claims against CACI under the mandated disputes procedure; (iii) a declaratory judgment that ADOT is not entitled to recover consequential damages in connection with the dispute;
(iv) $2,938,990 plus interest in breach of contract damages; (v) the return of CACI property seized by ADOT in connection with the termination of the contract; and (vi) lawyer's fees.

On July 12, 1996, ADOT filed a Motion to Dismiss the case on grounds that CACI failed to exhaust its administrative remedies by failing to avail itself of the mandated disputes procedure. Because that Motion raised factual issues, the parties are engaged in limited discovery on matters related to the mandated disputes procedure. Hearing on the Motion is expected to be held on or after November 15, 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended June 30, 1996, through the solicitation of proxies or otherwise.


                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Registrant's Common Stock became publicly traded on June 2, 1986, replacing paired units of Common Stock of CACI, Inc. and beneficial interests in Common shares of CACI N.V. which had been traded in the over-the-counter market.

From July 1, 1994 to June 30, 1996, Common Shares of the Registrant have been quoted on the NASDAQ National Market System. The range of high and low sales prices for each quarter during this period are as follows:

           Fiscal 1996                     Fiscal 1995
     Quarter   High      Low          Quarter   High     Low
     -------------------------        -----------------------

       1st    13-7/8    11-1/4         1st    11-1/8    7-1/2
       2nd    13-1/2    11-1/4         2nd    12        9
       3rd    12-1/4     9-1/2         3rd    10-7/8    8-7/8
       4th    15-3/4    12-1/4         4th    12-7/8    8-3/4

The Registrant has never paid a cash dividend. The present policy of the Registrant is to retain earnings to provide funds for the operation and expansion of its business. The Registrant does not intend to pay any cash dividends at this time.

At August 31, 1996, the number of record shareholders of the Registrant's Common Stock was approximately 1,187.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is included on page 14 of the Company's 1996 Annual Report to Shareholders and is incorporated herein as Exhibit 13.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is included in the section so titled on pages 15 through 17 of the Company's 1996 Annual Report to Shareholders and is incorporated herein as
Exhibit 13.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included on pages 18 through 28 of the Company's 1996 Annual Report to Shareholders and is incorporated herein as Exhibit 13.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements with its independent accountant on accounting principles, practices or financial statement disclosures.


                                   PART III
                                   --------

The Information required by Items 10, 11, 12, and 13 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to the Company's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

        1. Financial Statements. The following financial statements, together with the report of Deloitte and Touche, LLP, appearing in the indicated portions of the Company's 1996 Annual Report to Shareholders, are incorporated herein by reference and filed as Exhibit 13.

             A. Independent Auditors' Report (Annual Report page 17)
             B. Consolidated Statement of Operations (Annual Report page 18)
             C. Consolidated Balance Sheets (Annual Report page 19)
             D. Consolidated Statement of Shareholders' Equity (Annual Report
                page 21)
             E. Consolidated Statement of Cash Flows (Annual Report page 20)
             F. Notes to Consolidated Financial Statements (Annual Report
                pages 22 through 28)

        2. Financial Statement Schedules. The following additional financial data should be read in conjunction with the Consolidated Financial Statements in the Annual Report. Schedules other than those listed below have been omitted because they are inapplicable or are not required.

            Statement regarding computation of
              per share earnings                   Exhibit 11
            Selected Financial Information         Exhibit 13
            Management's Discussion and Analysis   Exhibit 13
            Valuation and Qualifying Accounts      Schedule II to Exhibit 13
            Independent Auditors' Consent to
              incorporation of the financial
              information related to the
              Independent Auditors' Report by
               reference from the Annual Report
               to Shareholders                     Exhibit 13
            Independent Auditors' Report on
               Consolidated Financial Statement
               Schedule                            Exhibit 13


(a)(3) Exhibits (listed by numbers corresponding to the exhibit table of Item 601 regulation S-K).

        (3)  Articles of Incorporation and By-laws:

             3.1 Certificate of Incorporation of the Registrant, as amended to date.

             3.2  By-laws of the Registrant, as amended to date.

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

             10.3 Employment Agreement between the Registrant and Dr. J. P. London dated August 17, 1995, is incorporated by reference from Exhibit 10.3 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.

             10.4 Form of Stock Option Agreement between the Registrant and certain employees is incorporated by reference from Exhibit 10.6 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1991.

             10.5 Stock Purchase Agreement dated September 1, 1995, between the Registrant, CACI, Inc., Automated Sciences Group, Inc., and Conrad Hipkins.

             10.6 Acquisition and Merger Agreement dated December 21, 1995, between the Registrant, IMS Technologies, Inc., and certain other parties.

             10.7 Revolving Credit Agreement dated July 26, 1996, between the Registrant, NationsBank, N.A., and certain other parties.

        (11) Computation of Earnings per Common and Common Equivalent Share.

        (13) 1996 Annual Report to Shareholders, financial portions of which have been incorporated by reference into this Form 10-K.

        (21) The significant subsidiaries of the Registrant, as defined in
Section 1-02(w) of regulation S-X, are:

             CACI, Inc., a Delaware Corporation
             CACI, INC.-FEDERAL, a Delaware Corporation
             CACI, INC.-COMMERCIAL, a Delaware Corporation
             CACI Products Company, a Delaware Corporation
             American Legal Services Corp., a Delaware Corporation CACI Field Services, Inc., a Delaware Corporation
             CACI N.V., a Netherlands Corporation
             CACI Limited, a U.K. Corporation
             Automated Sciences Group, Inc., a Delaware Corporation IMS Technologies, Inc., a Delaware Corporation

        (27) Financial Data Schedule

(b) The Registrant filed a Current Report on Form 8-K on July 18, 1995, in which the Registrant reported that it had signed a letter of intent to acquire all of the stock of Automated Sciences Group, Inc.

        The Registrant filed a Current Report on Form 8-K on September 7, 1995, in which the Registrant reported that it had acquired all of the stock of Automated Sciences Group, Inc.

        The Registrant filed a Current Report on Form 8-K on October 27, 1995, in which the Registrant reported that it had signed a letter of intent to acquire all of the stock of IMS Technologies, Inc.

        The Registrant filed a Current Report on Form 8-K/A on November 8, 1995, in which the Registrant amended its report of the acquisition of all of the stock of Automated Sciences Group, Inc.

        The Registrant filed a Current Report on Form 8-K on January 16, 1996, in which the Registrant reported that it had acquired all of the stock of IMS Technologies, Inc.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of September, 1996.

                                       CACI International Inc


                                       By:           /s/
                                          ------------------------------
                                          J. P. London
                                          Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

      Signature                    Title                         Date

        /s/               Chairman of the Board,          September 26,1996
- -----------------------   President and Director          -----------------
J.P. London               (Principal Executive Officer)

        /s/               Executive Vice President,       September 26,1996
- -----------------------   Chief Financial Officer,        -----------------
James P. Allen            and Treasurer
                          (Principal Financial and
                          Accounting Officer)

        /s/               Director                        September 26, 1996
- -----------------------                                   ------------------
Paul J. Coleman, Jr.

        /s/               Director                        September 26, 1996
- -----------------------                                   ------------------
Alan S. Parsow

        /s/               Director                        September 26, 1996
- -----------------------                                   ------------------
Larry L. Pfirman

        /s/               Director                        September 26, 1996
- -----------------------                                   ------------------
Warren R. Phillips

        /s/               Director                        September 26, 1996
- -----------------------                                   ------------------
Charles P. Revoile

        /s/               Director                        September 26, 1996
- -----------------------                                   ------------------
William K. Sacks

        /s/               Director                        September 26, 1996
- -----------------------                                   ------------------
John M. Toups