Form 10-Q
period 1996-09-30
CACI INTERNATIONAL INC /DE/
filed 1996-11-13
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 1996


                        Commission File Number 0-8401

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1996: CACI International Inc Common Stock, $0.10 par value, 10,353,000 shares.

                 CACI INTERNATIONAL INC AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheets as of September 30, 1996
           and June 30, 1996

         Unaudited Consolidated Statements of Operations for the Three Months
           Ended September 30, 1996 and 1995

         Unaudited Consolidated Statements of Cash Flows for the Three Months
           Ended September 30, 1996 and 1995

         Notes to Unaudited Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 5.  Forward Looking Statements

SIGNATURES

PART 1. FINANCIAL INFORMATION, ITEM 1.  FINANCIAL STATEMENTS
------------------------------------------------------------

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)              ASSETS
                                    ------
                                          September 30, 1996  June 30, 1996
                                          ------------------  -------------
CURRENT ASSETS
Cash and equivalents                           $  2,110         $  1,778
 Accounts receivable:
   Billed                                        57,566           59,330
   Unbilled                                       9,244            7,770
                                                 ------          -------
   Total accounts receivable                     66,810           67,100
                                                 ------          -------
 Income taxes receivable                          1,795            1,627
 Deferred income taxes                              133              133
 Prepaid expenses and other                       3,785            3,593
                                                -------          -------
TOTAL CURRENT ASSETS                             74,633           74,231
                                                -------          -------

PROPERTY AND EQUIPMENT, NET
 Equipment and furniture                         24,637           24,007
 Leasehold improvements                           2,217            2,186
                                                -------          -------
 Property and equipment, at cost                 26,854           26,193
 Accumulated depreciation and amortization      (17,743)         (17,138)
                                                -------          -------
TOTAL PROPERTY AND EQUIPMENT, NET                 9,111            9,055
                                                -------          -------

ACCOUNTS RECEIVABLE, LONG TERM                    6,877            7,289
GOODWILL, NET                                    10,450           10,548
OTHER ASSETS                                      1,932            1,813
ACQUISITION  DEPOSIT                              5,336                0
DEFERRED INCOME TAXES                               548              372
                                                -------          -------
TOTAL ASSETS                                   $108,887         $103,308
                                                =======          =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
 Note payable                                  $      0         $  9,987
 Accounts payable and accrued expenses           14,338           19,196
 Accrued compensation and benefits               11,648           13,406
 Deferred rent expense                              683              724
 Deferred income taxes                            3,810            2,243
                                                -------          -------
TOTAL CURRENT LIABILITIES                        30,479           45,556
                                                -------          -------
NOTES PAYABLE                                    17,000                0
DEFERRED RENT EXPENSES                            2,169            2,274
DEFERRED INCOME TAXES                               140              140

SHAREHOLDERS' EQUITY
 Common stock -
   $.10 par value, 40,000,000 shares
   authorized, 13,879,000 and
   13,755,000 shares issued                       1,388            1,376
 Capital in excess of par                         7,317            6,239
 Retained earnings                               65,326           62,628
 Cumulative currency translation adjustments     (1,270)          (1,243)
 Treasury stock, at cost
  (3,526 shares and 3,526 shares)               (13,662)         (13,662)
                                                -------          -------
TOTAL SHAREHOLDERS' EQUITY                       59,099           55,338
                                                -------          -------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY       $108,887         $103,308
                                                =======          =======

See notes to consolidated financial statements (unaudited).

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands)                     Three Months Ended September 30,
                                                   1996         1995
                                           --------------------------------

REVENUE                                           $62,734      $57,610
                                                   ------       ------
COSTS AND EXPENSES:
 Direct costs                                      32,788       31,469
 Indirect costs and selling expenses               23,816       21,237
 Depreciation and amortization                      1,412        1,242
                                                   ------       ------
  Total Operating Expenses                         58,016       53,948
                                                   ------       ------

Operating Income                                    4,718        3,662

 Interest expense                                     184           41
                                                   ------       ------

INCOME BEFORE INCOME TAXES                          4,534        3,621

INCOME TAXES                                        1,836        1,397
                                                   ------       ------

NET INCOME                                        $ 2,698      $ 2,224
                                                   ======       ======

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE                         $  0.25      $  0.21
                                                   ======       ======

AVERAGE NUMBER OF SHARES AND
  EQUIVALENT SHARES OUTSTANDING                    10,891       10,693
                                                   ======       ======


See notes to consolidated financial statements (unaudited).

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)                     Three Months Ended September 30,
                                                    1996        1995
                                           --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $ 2,698     $ 2,224
Reconciliation of net income to net
 cash provided by operating activities
  Depreciation and amortization                     1,412       1,242
  Provision for deferred income taxes               1,232       1,323
Changes in operating assets & liabilities
  Accounts receivable                                 702      (4,210)
  Prepaid expenses and other assets                  (192)       (256)
  Accounts payable and accrued expenses            (5,025)        978
  Accrued compensation and vacation                (1,712)     (3,814)
  Deferred rent expense  (146)  (48)
  Income taxes (receivable) payable                   (18)     (1,633)
                                                   ------      ------
Net cash used in operating activities              (1,049)     (4,194)
                                                   ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property & equipment               (1,155)       (904)
Purchase of businesses                               (118)     (5,540)
Acquisition  deposit                               (5,336)          0
Other                                                (127)       ( 65)
                                                   ------      ------

Net cash used in investing activities              (6,736)     (6,509)
                                                   ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds under line-of-credit                      31,271      16,862
Payments under line-of-credit                     (24,258)     (7,772)
Proceeds from stock options                         1,090         384
                                                   ------      ------

Net cash provided by financing activities           8,103       9,474
                                                   ------      ------

Effect of exchanges rates on
  cash and equivalents                                 14           8
                                                   ------      ------
Net increase (decrease)
  in cash and equivalents                             332      (1,221)
Cash and equivalents, beginning of period           1,778       1,996
                                                   ------      ------

Cash and equivalents, end of period               $ 2,110     $   775
                                                   ======      ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for
  Income taxes, net of refunds                    $   111     $ 1,239
                                                   ======      ======

  Interest                                        $   119     $     9
                                                   ======      ======

See notes to consolidated financial statements (unaudited).

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A.   BASIS OF PRESENTATION
     ---------------------

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1996.


B.   ACCOUNTS RECEIVABLE
     -------------------

Total accounts receivable are net of allowance for doubtful accounts of $1,952,000 and $2,245,000 at September 30, 1996 and June 30, 1996,
respectively.  Accounts Receivable are classified as follows:

(Dollars in thousands)

BILLED AND BILLABLE RECEIVABLES:          September 30, 1996  June 30, 1996
                                          ------------------  -------------
  Billed receivables                           $50,669           $53,836
  Billable receivables at end of period          6,897             5,494
                                                ------            ------
  TOTAL BILLED AND BILLABLE RECEIVABLES         57,566            59,330
                                                ------            ------
UNBILLED RECEIVABLES:
  Unbilled pending receipt of contractual
    documents authorizing billing                9,105             7,598
  Unbilled Retainages and fee withholds
    expected to be billed within the
    next 12 months                                 139               172
                                                 9,244             7,770
  Unbilled retainages and fee withholds
    expected to be billed beyond the
    next 12 months                               6,877             7,289
                                                ------            ------

  TOTAL UNBILLED RECEIVABLES                    16,121            15,059
                                                ------            ------

TOTAL ACCOUNTS RECEIVABLE                      $73,687           $74,389
                                                ======            ======

C.   ACQUISITION DEPOSIT
     --------------------

As consideration for the October 1, 1996, acquisition of the business and most of the assets of Sunset Resources, Inc. ("SRI"), on September 30, 1996, the Company made a $5.3 million payment to SRI (also see note F below).


D.   NOTE PAYABLE - CLASSIFICATION
     -----------------------------

At the end of fiscal year 1996, the Company had a $25 million revolving credit agreement scheduled to expire on March 31, 1997. On July 26, 1996, the Company entered into a new three-year $50 million revolving credit agreement. Because the new credit facility extends the term of the agreement from a one year to a three year credit facility effective in fiscal 1997, the Company has classified its September 30, 1996, line of credit balance as a long term debt while the June 30, 1996, line of credit balance remains classified as a short term debt.


E.   EVENT SUBSEQUENT TO SEPTEMBER 30, 1996
     --------------------------------------

Effective October 1, 1996, the Company purchased the business and most of the assets of SRI for $5.3 million in cash. SRI provides engineering and information technology support services to the U.S. Air Force, and is a specialist in electronic data interchange. SRI's annual revenues at the time of acquisition were approximately $12 million. It is currently estimated that approximately $4.6 million of the purchase price will be allocated to goodwill. The derived goodwill will be amortized over 15 years.

Given that the acquisition occurred on October 1, 1996, it had no impact on the Company's results for the first quarter of FY 1997. The acquisition was financed with bank borrowings under the existing line of credit.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

The following discussion and analysis is provided to enhance the understanding of, and should be read in conjunction with the Company's latest Annual Report to the Securities and Exchange Commission on form 10-K for the year ended June 30, 1996.


Revenues
--------

The table below sets forth the customer mix in revenues with related percentages of total revenues for the first quarters ended on September 30, 1996 (FY 1997) and September 30, 1995 (FY 1996) respectively:

(Dollars in thousands, except as percents)

                               1st Qtr. 1997         1st Qtr. 1996
                              ---------------       ---------------
Department of Defense        $32,814     52.3%     $29,410     51.0%
Federal Civilian Agencies     16,063     25.6%      14,897     25.9%
Commercial                    11,779     18.8%      10,461     18.2%
State & Local Governments      2,078      3.3%       2,842      4.9%
                              ------    -----       ------    -----
Total                        $62,734    100.0%     $57,610    100.0%
                              ======    =====       ======    =====

Revenues for the three months ended September 30, 1996 increased by $5.1 million, or 8.9%, from the three months ended September 30, 1995. The increase was primarily the result of the two acquisitions the Company made last year.

On September 1, 1995, the Company acquired Automated Sciences Group, Inc. ("ASG") which contributed approximately $2.8 million to the 1997 first quarter revenues versus last year's $1.2 million for the same quarter. On January 1, 1996, IMS Technologies, Inc. ("IMS") was acquired and contributed approximately $4.2 million of revenues in this quarter.

Revenues from the Department of Defense ("DoD") increased by 11.6% to $32.8 million, the result of the full quarter effect of the ASG acquisition, discussed above, which accounted for approximately $1.7 million (50%) of the increase with the remainder derived from internal growth.

Federal Civilian Agencies revenues are primarily derived from Department of Justice ("DoJ") litigation support efforts. These services are dependent on the level of DoJ litigation that the Company is supporting at any period of time and have fluctuated from quarter to quarter. Revenues from DoJ were $11.6 million for the quarter ending September 30, 1996 versus $12.9 million for the same period last year. The Company recently received new orders from DoJ which are expected to result in increasing revenues from this source during the remainder of this fiscal year. Revenues from Federal Civilian agencies were enhanced by $3.6 million derived from the IMS acquisition discussed above.

Commercial revenues increased 12.6% to $11.8 million, primarily as a result of higher commercial litigation support and systems sales coupled with increases in revenue from the sale of simulation software products, and marketing systems and services in the U.K. The nature of the Company's proprietary software products business, primarily its simulation products line and its market analysis products, is inherently less predictable than the Company's longer-term contract project work with the Federal Government and may fluctuate significantly from quarter to quarter.

The State and Local Government revenue decline of $0.8 million was largely due to the completion of a major state motor vehicle department contract last year.

Results of Operations
---------------------

The following table sets forth the relative percentage that certain items of expense and earnings bear to revenues for the first quarter ended September 30, 1996 and September 30, 1995, respectively.

Dollars in thousands:            Dollar amount     Percentage of revenue
                                1996       1995       1996      1995
                              ------------------------------------------

Revenues                      $62,734    $57,610     100.0%    100.0%

Costs and expenses
 Direct costs                  32,788     31,469      52.3%     54.6%
 Indirect costs                23,816     21,237      38.0%     36.9%
 Depreciation & Amortization    1,412      1,242       2.2%      2.1%
                               ------     ------     ------    -----

 Total operating expenses      58,016     53,948      92.5%     93.6%
                               ------     ------     ------    -----

Income from operations          4,718      3,662       7.5%      6.4%
Interest expense                  184         41       0.3%      0.1%
                               ------     ------     ------    -----

Earnings before income taxes    4,534      3,621       7.2%      6.3%
Income taxes                    1,836      1,397       2.9%      2.4%
                               ------     ------     ------    -----

Net Income                    $ 2,698    $ 2,224       4.3%      3.9%
                               ======     ======     =====     =====


Operating income increased to $4.7 million from $3.7 million, or 28.8%, primarily due to the increased level of revenues, a $0.5 million favorable impact of a settlement of prior year indirect cost rates which had been the subject of a routine government audit, and a shift in contract mix from lower to a higher margin business. Operating income as a percentage of total company revenues increased to 7.5% of revenue from last year's 6.4% of revenue.

Direct costs increased by $1.3 million, or 4.2%, largely due to the growth in the Company's business. Direct costs include direct labor and other direct costs (i.e. non-labor direct cost) which are generally passed to the customer without significant mark-up. Direct labor, the principal driver of profit bearing revenue, increased by 10.6% in the first quarter of fiscal 1997 versus the same period last year. Other direct costs decreased by approximately $0.8 million or 7.2%.

Indirect costs include fringe benefits, indirect labor, marketing and bid & proposal costs, and other discretionary costs. Fringe benefits, representing the largest category of indirect expenses, increased proportionally to the total labor costs. Total indirect costs increased by $2.6 million, or 12.1%, primarily as a result of the increase in indirect labor coupled with increased expenditures in the marketing and bid & proposal cost areas.

Depreciation and amortization expense increased by $0.2 million, or 13.7%, to $1.4 million primarily as a result of the additional amortization goodwill associated with the ASG and IMS acquisitions discussed above.

Interest expense of $184,000 reflects a $143,000 increase over the same quarter last year and is largely the result of the $9.1 million increase in average borrowings from $1.1 million to $11.0 million. The increased borrowings were incurred to support the acquisitions discussed above.

The effective income tax rate for the first quarter was 40.5% versus 39.0% for the same period last year. The increase in the effective tax rate is primarily the result of the increase in non-deductible goodwill amortization associated with the IMS and ASG acquisitions discussed above.

Liquidity and Capital Resources
-------------------------------

The Company generally produces significant positive cash flow from operating activities over the course of its full fiscal year. However, operations have been a net user of cash in the first fiscal quarter in each of the past two years. Cash used in operations in the most recent quarter was $1.0 million, compared to $4.2 million in the same quarter last year. The fiscal 1997 first quarter negative cash flow was primarily the result of the timing of payments of certain year end current liabilities which are paid on an annual basis. The negative operating cash flow in the first quarter of last year was principally due to a slow down in collections from the Government's fiscal year end of September 30. Operating cash flow is expected to turn positive for the remainder of the year.

Investing activities used cash of approximately $6.7 million during the three months ended September 30, 1996. This was primarily as a result of the $5.3 Sunset Resources Inc. ("SRI") million acquisition payment (see Note C). In addition, the Company invested cash of approximately $1.1 million in the purchase of office and computer-related equipment for use in the performance of contracts and for increased efficiency in the Company's administration.

During the three months ended September 30, 1996, the Company's financing activities provided cash of approximately $8.1 million, primarily from a $6.7 million increase in borrowings under the Company's revolving line of credit and from $1.1 million in proceeds derived from exercises of stock options.

On October 1, 1996 the Company completed its acquisition of the business and most of the assets of SRI. As discussed in Note C, on September 30, 1996, the Company made a $5.3 million payment to SRI in consideration for the asset purchase which became effective October 1, 1996. The acquisition was financed with bank borrowings under the existing line of credit. SRI's annual revenues at the time of acquisition were approximately $12 million. Revenues of SRI will be included in the Company's consolidated operating results beginning October 1, 1996 and are expected to contribute to net earnings immediately.

The Company maintains a $50 million unsecured revolving credit facility in the U.S., and a 500,000 pound sterling unsecured line with the National Westminster Bank in London, England. These credit facilities expire on July 1999 and December 1996, respectively. At September 30, 1996, the Company had approximately $33 million available for borrowing under its revolving lines of credit. Accordingly, the Company believes that the combination of internally generated funds, available bank credit and cash on hand will provide the required liquidity and capital resources for the foreseeable future.


PART 2. OTHER INFORMATION ITEM 1, LEGAL PROCEEDINGS
---------------------------------------------------

Pentagen Technologies International, Ltd. v. CACI International Inc, et al.
---------------------------------------------------------------------------

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the period ending June 30, 1996, for the most recently filed information concerning the lawsuit filed on July 1, 1993 against the Registrant by Pentagen Technologies International, Ltd. ("Pentagen") in the Supreme Court for the State of New York alleging conversion of intellectual property and violation of statutory duties as to appropriation of computer software, and the lawsuit filed December 10, 1993 against the Registrant in the United States District Court for the Southern District of New York alleging copyright and trademark infringement and violation of the Major Fraud Against the United States Act.

As previously reported, by Order of August 2, 1996, Judge Mukasey of the Southern District of New York dismissed with prejudice all counts of both cases running against the CACI defendants. Since the filing of the Registrant's report indicated above, the status of the cases is unchanged.


CACI International Inc, et al. v. Pentagen Technologies, Ltd., et al.
---------------------------------------------------------------------

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the period ending June 30, 1996 for the most recently filed information concerning the lawsuit filed by CACI on December 22, 1993, in the United States District Court for the Eastern District of Virginia against Pentagen Technologies International, Ltd., Baird Technologies, Inc., John C. Baird and Mitchell R. Leiser (principals of Pentagen and Baird).

As previously reported, the Court granted Summary Judgment in favor of CACI, holding that: (i) CACI's marketing of certain work to the United States Army Materiel Command did not infringe Pentagen's MENTIX copyright or infringe any trademark held by Pentagen; (ii) CACI's proprietary RENovate (tm) software reengineering methodology does not infringe Pentagen's MENTIX copyright; (iii) CACI's work on the Army's Sustaining Base Information Services ("SBIS") contract does not infringe Pentagen's MENTIX copyright; and (iv) Pentagen and its principals, John C. Baird and Mitchell R. Leiser, are liable for both compensatory and punitive damages for defamation per se. By Per Curium Opinion dated November 16, 1995 the Fourth Circuit Court of Appeals affirmed the decision of the Eastern District in all respects.

By Order dated February 1, 1996, Chief Judge Cacheris of the Eastern District found Pentagen Vice President Mitchell R. Leiser to be in Civil Contempt of Court. Mr. Leiser has been ordered to pay $12,250.50 in damages caused by the contempt. As previously reported, the finding of contempt and the damage order were appealed to the Fourth Circuit Court of Appeals.

Since the filing of the Registrant's report indicated above, the information therein has changed as follows:

By Per Curiam Opinion dated October 18, 1996, the Fourth Circuit Court of Appeals affirmed a July, 1995 decision of the District Court granting sanctions against Pentagen for its failure to appear for a properly noticed deposition. In addition, briefing has begun in the appeal of the Leiser contempt finding and damage order.


United States of America, ex.. rel., Pentagen Technologies International, Ltd. v. CACI International Inc, et al.
-------------------------------------------------------------------------

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the period ending June 30, 1996 for the most recently filed information concerning the lawsuit filed on April 21, 1994 in the U.S. District Court for the Southern District of New York against CACI International Inc and its wholly-owned subsidiaries, CACI Systems Integration Inc. and CACI, INC. - FEDERAL, International Business Machines Corporation ("IBM"), Loral Corporation ("Loral"), American Telephone and Telegraph Company ("AT&T"), PRC, Inc., I-Net, Inc., and Statistica, Inc., asserting the same factual allegations that Pentagen asserted against CACI in the cases described above, and alleging that the defendants violated the False Claims Act, 31 USC Section 3732, in connection with the performance of the SBIS contract and certain marketing efforts to the Army Materiel Command. After the Government declined to intervene in the case, and after the U.S. District Court for the Eastern District of Virginia ruled against Pentagen on the factual allegations which underlie the case, the case was unsealed and Pentagen served an Amended Complaint on June 5, 1995, which changed the wording but not the substance of the allegations of the original Complaint.

By Opinion and Order dated November 21, 1995 (and amended on January 4, 1996 to correct certain scrivener errors), Judge Carter of the United States District Court for the Southern District of New York granted defendants' motions to dismiss all counts of the case on the grounds that Pentagen failed to meet the subject matter jurisdiction requirements of the False Claims Act. The court also denied defendants' requests for sanctions against Pentagen.

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

Since the filing of the Registrant's report indicated above, the information reported therein has changed as follows: the Second Circuit Court of Appeals has set a briefing schedule which contemplates completion of all briefing in December, 1996.


Ceridian Corporation v. CACI Systems Integration Inc
----------------------------------------------------

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Form 10-K for the period ending June 30, 1996, for the most recently filed information concerning the suit filed on October 6, 1995 by Ceridian Corporation ("Ceridian") in the District Court for Hennepin County, Minnesota, against Registrant's wholly-owned subsidiary, CACI Systems Integration Inc. ("CACI"), alleging breach of contract, breach of warranty, and repudiation by CACI in connection with a contract for the development of a manufacturing system. On January 26, 1996, CACI filed its Answer and Counterclaims, denying Ceridian's allegations and seeking damages from Ceridian for breach of contract, intentional and negligent misrepresentation, and tortious interference with contract.

Since the filing of the Registrant's report indicated above, the parties have been engaged in discovery.


CACI, INC. - FEDERAL v. Arizona Department of Transportation
------------------------------------------------------------

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the period ending June 30, 1996 for the most recently filed information concerning the lawsuit filed on June 25, 1996, by CACI, INC.-FEDERAL ("CACI"), the Registrant's wholly-owned subsidiary, in Superior Court for Maricopa County, Arizona, against the Arizona Department of Transportation ("ADOT"). This suit was filed in the wake of termination of CACI's contract to provide certain software and systems development and seeks the following: (i) a declaratory judgment that the disputes procedure mandated by the Arizona Procurement Code is unconstitutional; (ii) a declaratory judgment that ADOT cannot assert claims against CACI under the mandated disputes procedure; (iii) a declaratory judgment that ADOT is not entitled to recover consequential damages in connection with the dispute; (iv) $2,938,990 plus interest in breach of contract damages; (v) the return of CACI property seized by ADOT in connection with the termination of the contract; and (vi) lawyer's fees.

On July 17, 1996, ADOT filed a Motion to Dismiss the case on the grounds that the Court lacks jurisdiction of the matter because of CACI's failure to exhaust its administrative remedies. Because that Motion asserted facts in support of ADOT's position, the Motion is being treated as a Motion for Partial Summary Judgement and the parties are engaged in limited discovery concerning the Motion. The parties anticipate that the Motion will be heard in December, 1996.


ITEM 5. OTHER INFORMATION - FORWARD LOOKING STATEMENTS
------------------------------------------------------

This filing may contain "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements concerning expectations of the Company's future performance in terms of revenue and earnings. The Company cautions investors that there can be no assurance that actual results will not differ materially from those projected or suggested in such forward-looking statements. Factors which could cause a material difference in results include, but are not limited to, the following: regional and national economic conditions; changes in interest rates; changes in government spending policies and/or decisions concerning specific programs; individual business decisions of customers and clients; developments in technology; competitive factors and pricing pressures; acts of God; and changes in government laws or regulations.

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             CACI International Inc
                                       ---------------------------------
                                                  (Registrant)




Date:                      By:          /s/
     -------------------      -----------------------------------
                              Dr. J.P. London
                              Chairman of the Board,
                              President, and Director
                              (Principal Executive Officer)


Date:                      By:          /s/
     -------------------      -----------------------------------
                              James P. Allen
                              Executive Vice President,
                              Chief Financial Officer, and Treasurer
                              (Principal Financial and Accounting Officer)