Form 10-Q
period 1996-12-31
CACI INTERNATIONAL INC /DE/
filed 1997-02-13
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 31, 1996


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

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on which registered

     -------------------      ------------------------------------------
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996: CACI International Inc Common Stock, $0.10 par value, 10,456,000 shares.

                    CACI INTERNATIONAL INC AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheets as of December 31, 1996
          and June 30, 1996

         Unaudited Consolidated Statements of Operations for the Three Months
          Ended December 31, 1996 and 1995

         Unaudited Consolidated Statements of Operations for the Six Months
          Ended December 31, 1996 and 1995

         Unaudited Consolidated Statements of Cash Flows for the Six Months
          Ended December 31, 1996 and 1995

         Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

Item 5.  Forward Looking Statements

SIGNATURES

INDEX TO EXHIBITS

                      PART 1: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CACI INTERNATIONAL INC AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)               ASSETS
                                     ------
                                         December 31, 1996  June 30, 1996
                                         -----------------  -------------
CURRENT ASSETS                              (Unaudited)

  Cash and equivalents                       $  2,577         $  1,778
  Accounts receivable:
   Billed                                      60,460           59,330
   Unbilled                                    12,760            7,770
                                              -------          -------
   Total accounts receivable                   73,220           67,100
                                              -------          -------
  Income taxes receivable                       1,466            1,627
  Deferred income taxes                           147              133
  Prepaid expenses and other                    3,692            3,593
                                              -------          -------
TOTAL CURRENT ASSETS                           81,102           74,231
                                              -------          -------
PROPERTY AND EQUIPMENT, NET
  Equipment and furniture                      26,566           24,007
  Leasehold improvements                        2,326            2,186
                                              -------          -------
  Property and equipment, at cost              28,892           26,193
  Accumulated depreciation & amortization     (18,968)         (17,138)
                                              -------          -------
TOTAL PROPERTY AND EQUIPMENT, NET               9,924            9,055
                                              -------          -------
ACCOUNTS RECEIVABLE, LONG TERM                  7,082            7,289
GOODWILL, NET                                  13,997           10,548
OTHER ASSETS                                    1,728            1,813
DEFERRED INCOME TAXES                             651              372
                                              -------          -------
TOTAL ASSETS                                 $114,484         $103,308

                         CACI INTERNATIONAL INC AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                                         December 31, 1996  June 30, 1996
                                         -----------------  -------------
CURRENT LIABILITIES                          (Unaudited)

  Note payable                                   $      0       $  9,987
  Accounts payable and accrued expenses            16,374         19,196
  Accrued compensation and benefits                11,736         13,406
  Deferred rent expense                               665            724
  Deferred income taxes                             3,225          2,243
                                                  -------        -------
TOTAL CURRENT LIABILITIES                          32,000         45,556
                                                  -------        -------
NOTES PAYABLE                                      15,900              0
DEFERRED RENT EXPENSES                              2,064          2,274
DEFERRED INCOME TAXES                                 155            140

SHAREHOLDERS' EQUITY
  Common stock -
   $.10 par value, 40,000,000 shares authorized,
   13,982,000 and 13,755,000 shares issued          1,398          1,376
  Capital in excess of par                          8,287          6,239
  Retained earnings                                68,172         62,628
  Cumulative currency translation adjustments         170         (1,243)
  Treasury stock, at cost (3,526,000 shares )     (13,662)       (13,662)
                                                  -------        -------
  TOTAL SHAREHOLDERS' EQUITY                       64,365         55,338
                                                  -------        -------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $114,484       $103,308
                                                  =======        =======
See notes to consolidated financial statements (unaudited).

                    CACI INTERNATIONAL INC AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


(Dollars in thousands)              Three Months Ended December 31,
                                    -------------------------------
                                        1996              1995
                                        ----              ----

REVENUE                             $ 68,821          $ 59,332
                                     -------           -------
COSTS AND EXPENSES:
 Direct costs                         36,758            31,211
 Indirect costs and selling expenses  25,448            22,726
 Depreciation and amortization         1,556             1,391
                                     -------           -------
  Total Operating Expenses            63,762            55,328
                                     -------           -------
Operating Income                       5,059             4,004

Interest expense                         277               129
                                     -------           -------
INCOME BEFORE INCOME TAXES             4,782             3,875

INCOME TAXES                           1,936             1,528
                                     -------           -------
NET INCOME                          $  2,846          $  2,347
                                     =======           =======
EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE           $   0.26          $   0.22
                                     =======           =======
AVERAGE NUMBER OF SHARES AND
  EQUIVALENT SHARES OUTSTANDING       10,978            10,675
                                     =======           =======
Dividends paid per share               NONE              NONE




See notes to consolidated financial statements (unaudited).

                    CACI INTERNATIONAL INC AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


(Dollars in thousands)                Six Months Ended December 31,
                                      -----------------------------
                                          1996             1995
                                          ----             ----
REVENUE                                $ 131,555        $ 116,942
                                         -------          -------
COSTS AND EXPENSES:
 Direct costs                             69,546           62,680
 Indirect costs and selling expenses      49,264           43,963
 Depreciation and amortization             2,968            2,633
                                         -------          -------
  Total Operating Expenses               121,778          109,276
                                         -------          -------
Operating Income                           9,777            7,666

 Interest expense                            461              170
                                         -------          -------
INCOME BEFORE INCOME TAXES                 9,316            7,496

INCOME TAXES                               3,772            2,925
                                         -------          -------
NET INCOME                             $   5,544        $   4,571
                                         =======          =======
EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE              $    0.51        $    0.43
                                         =======          =======
AVERAGE NUMBER OF SHARES AND
  EQUIVALENT SHARES OUTSTANDING           10,934           10,684
                                         =======          =======
Dividends paid per share                   NONE            NONE
                                         =======          =======



See notes to consolidated financial statements (unaudited).

                    CACI INTERNATIONAL INC AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)
                                               Six Months Ended December 31,
                                               -----------------------------
                                                    1996           1995
                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                      $  5,544       $  4,571
Reconciliation of net income to net cash
provided by operating activities
 Depreciation and amortization                     2,968          2,632
 Provision for deferred income taxes                 703            437
 Loss on sale of property and equipment                0             62
Changes in operating assets & liabilities
 Accounts receivable                              (3,829)        (2,273)
 Prepaid expenses and other assets                    26           (135)
 Accounts payable and accrued expenses            (2,393)           895
 Accrued compensation & vacation                  (1,779)        (3,562)
 Deferred rent expense                              (268)          (227)
 Income taxes receivable                             144         (1,899)
                                                 -------         ------
Net cash provided by operating activities          1,116            501
                                                 -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisitions of property and equipment           (2,711)        (2,046)
 Purchase of businesses                           (5,645)       (12,440)
 Proceeds from sale of property & equipment            0             27
 Other                                               (59)          (534)
                                                  -------        -------
Net cash used in investing activities             (8,415)       (14,993)
                                                  -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds under line-of-credit                    58,372         51,656
 Payments under line-of-credit                   (52,459)       (38,558)
 Proceeds from stock options                       2,070            408
                                                 -------        -------
Net cash provided by financing activities          7,983         13,506

Effect of exchanges rates on cash & equivalents      117             (9)
                                                 -------        -------
Net increase (decrease) in cash & equivalents        801           (995)
Cash and equivalents, beginning of period          1,776          1,996
                                                 -------        -------
 Cash and equivalents, end of period            $  2,577       $  1,001
                                                 =======        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
 Cash paid during the period for
  Income taxes, net of refunds                  $  1,659       $  3,863
                                                 =======        =======
Interest                                        $    362       $    170
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

B.   ACCOUNTS RECEIVABLE
Total accounts receivable are net of allowance for doubtful accounts of $2,076,000 and $2,245,000 at December 31, 1996 and June 30, 1996,
respectively.  Accounts Receivable are classified as follows:

     (Dollars in thousands)
                                             Dec. 31, 1996    June 30, 1996
                                             -------------    -------------
     BILLED AND BILLABLE RECEIVABLES:
      Billed receivables                       $  54,519        $  53,836
      Billable receivables at end of period        5,941            5,494
                                                --------         --------
      TOTAL BILLED AND BILLABLE RECEIVABLES       60,460           59,330
                                                ========         ========
     UNBILLED RECEIVABLES:
      Unbilled pending receipt of contractual
       documents authorizing billing              12,597            7,598
      Unbilled Retainages & fee withholds
       expectedto be billed within
       the next 12 months                            163              172
                                                --------         --------
                                                  12,760            7,770
      Unbilled retainages and fee withholds
       expected to be billed beyond
       the next 12 months                          7,082            7,289
                                                --------         --------
      TOTAL UNBILLED RECEIVABLES                  19,842           15,059
                                                --------         --------
TOTAL ACCOUNTS RECEIVABLE                      $  80,302        $  74,389
                                                ========         ========

C.   ACQUISITION AND GOODWILL
On October 1, 1996, the Company purchased the majority of contracts and assets of Sunset Resources, Inc. ("SRI"). SRI is an engineering and information technology firm that has focused on logistics and engineering support services to the U.S. Air Force and are experts in electronic commerce. The purchase price of the acquisition was financed primarily through bank borrowing under the Company's existing line of credit. The purchase price was allocated to the assets and liabilities using their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $3.6 million. This excess has been recorded as goodwill and will be amortized on a straight line basis over 15 years. The preliminary purchase price allocation is subject to change during the year following the acquisition as additional information concerning net asset valuation is obtained. Therefore, the final allocation may differ from the preliminary allocation.

D.   NOTE PAYABLE - CLASSIFICATION
At the end of fiscal year 1996, the Company had a $25 million revolving credit agreement scheduled to expire on March 31, 1997. On July 26, 1996, the Company entered into a new three-year $50 million revolving credit agreement. Because the new credit facility extends the term of the agreement from a one year to a three year credit facility effective in fiscal 1997, the Company has classified its December 31, 1996, line of credit balance as a long term debt, while the June 30, 1996, line of credit balance remains classified as a short term debt.

E.   EVENT SUBSEQUENT TO DECEMBER 31, 1996
On January 3, 1997, the Company acquired the business of Sales Performance Analysis Limited ("SPA") including the intellectual property rights to certain software products for $2.6 million. SPA develops and markets a unique range of specialized software products and services that enable companies to make more effective use of their field forces through the optimal configuration of sales and services territories. SPA's annual revenue prior to acquisition was $2.0 million. It is currently estimated that some $0.7 million of the purchase consideration will be allocated to goodwill, which will be amortized over 15 years with $1.7 million allocated to software, which will be amortized over 5 years.

As the acquisition took place in January 1997, it had no impact on the Company's results for the second quarter of FY97.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - For the Three and Six Months ended December 31, 1996 and December 31, 1995.

REVENUE
-------
The table below sets forth the customer mix in revenue with related percentages of total revenue for the three and six months ended on December 31, 1996 (FY 1997) and December 31, 1995 (FY 1996), respectively:


(Dollars in thousands, except as percents)
                                                Second Quarter                         First Six Months
                                      -----------------------------------     ----------------------------------
                                             FY97            FY96                  FY97              FY96
                                      ----------------    ---------------     ---------------    ---------------
Department of Defense                 $ 35,671   51.8%    $ 31,536  53.1%     $ 68,485  52.1%    $ 60,946  52.1%
Federal Civilian Agencies               16,327   23.7%      14,636  24.7%       32,390  24.6%      29,533  25.3%
Commercial                              14,822   21.6%      11,731  19.8%       26,601  20.2%      22,192  19.0%
State & Local Governments                2,001    2.9%       1,429   2.4%        4,079   3.1%       4,271   3.6%
                                       -------   -----     -------  -----      -------  -----     -------  -----
Total                                 $ 68,821  100.0%    $ 59,332 100.0%     $131,555 100.0%    $116,942  100.0%


During the three months ("second quarter") and six months ended December 31, 1996, the Company's total revenue increased by 16%, or $9.5 million, and by 12.5%, or $14.6 million, respectively, over the same periods last year. The increases were primarily the result of the acquisitions described below and an increase in sales of commercial products and services.

On September 1, 1995, the Company acquired Automated Sciences Group, Inc. ("ASG") which contributed approximately $2.8 million to the FY 1997 first quarter revenue versus $1.2 million for the same quarter last year. On January 1, 1996, IMS Technologies, Inc. ("IMS") was acquired, and it contributed revenue of approximately $4.2 million and $8.2 million, respectively, for the quarter and six months ending December 31, 1996. On October 1, 1996, the Company acquired the majority of contracts and assets of Sunset Resources, Inc. ("SRI"), which added approximately $2.6 million in revenue in the second quarter FY 1997.

Revenue from the Department of Defense ("DoD") increased by 13%, to $35.7 million, for the quarter, and by 12%, to $68.5 million, for the first six months. This growth was the result of internal growth coupled with the second quarter acquisition of SRI and the first quarter effect of the ASG acquisition discussed above.

Federal Civilian Agencies revenue is primarily derived from Department of Justice ("DoJ") litigation support efforts. These services are dependent on the level of DoJ litigation that the Company is supporting at any period of time and have fluctuated from quarter to quarter. FY 1997 second quarter DoJ revenue decreased slightly to $11.8 million versus last year's second quarter $12.3 million. For the first six months of FY 1997, revenue from DoJ was $23.7 million compared to $25.2 million for the same period last year. Total revenue from Federal Civilian Agencies increased by 11.6%, to $16.3 million, for the quarter, and by 9.7%, to $32.4 million, for the first six months in FY 1997. The Federal Civilian Agencies revenue growth was primarily the result of the IMS acquisition discussed above.

During the three and six months ended December 31, 1996, Commercial revenue increased by 26%, or $3.1 million, and 20%, or $4.4 million, respectively, over the same periods last year. These increases are primarily the result of increases in sales of simulation and marketing analysis software products coupled with higher commercial litigation support and systems sales. The nature of the Company's proprietary software products business is inherently less predictable than the Company's longer-term contract work with the Federal Government and may fluctuate from quarter to quarter.

RESULTS OF OPERATIONS
---------------------

The following table sets forth the amounts and the relative percentage that certain items of expense and earnings bear to revenue for the three months and six months ended December 31, 1996 and December 31, 1995, respectively.


                              Dollar Amount (in thousands)         Percentage of Revenue
                         ------------------------------------  ---------------------------------
                         Second Quarter     First Six Months    Second Quarter  First Six Months
                         ----------------  ------------------  ---------------  ----------------
                           FY97    FY96      FY97      FY96      FY97    FY96     FY97    FY96
                         -------  -------  --------  --------  -------  ------   ------  ------
Revenue                  $68,821  $59,332  $131,555  $116,942   100.0%  100.0%   100.0%  100.0%
Costs and expenses
Direct costs              36,758   31,211    69,546    62,680    53.4%   52.7%    52.9%   53.5%
Indirect costs            25,448   22,726    49,264    43,963    37.0%   38.3%    37.4%   37.6%
Depreciation
& amortization             1,556    1,391     2,968     2,633     2.3%    2.3%     2.3%    2.3%
                         -------  -------   -------   -------   ------  ------   ------  ------
Total operating
expenses                  63,762   55,328   121,778   109,276    92.7%   93.3%    92.6%   93.4%

Income from
operations                 5,059    4,004     9,777    7,666     7.3%    6.7%      7.4%    6.6%
Interest expense             277      129       461      170     0.4%    0.2%      0.4%    0.1%
                         -------  -------   -------  -------   ------  ------    ------  ------
Earnings before
income taxes               4,782    3,875     9,316    7,496     6.9%    6.5%      7.0%    6.5%
Income taxes               1,936    1,528     3,772    2,925     2.8%    2.5%      2.8%    2.6%
                         -------  -------   -------  -------   ------  ------    ------  ------
Net income               $ 2,846 $  2,347  $  5,544 $  4,571     4.1%    4.0%      4.2%    3.9%
                         ======= ========  ======== ========   ======  ======    ======  ======

Compared with the second quarter of FY 1996, operating income increased by 26%, to $5.1 million, from $4.0 million. For the first six months of FY 1997, operating income increased to $9.8 million from $7.7 million, or 27.3%. Operating income increased as a result of revenue increases, as well as from margin improvements associated with the higher proportion of software product sales which carry greater margins. Operating income in the first quarter of FY 1997 also benefitted from a $0.5 million favorable impact of a settlement of prior year indirect cost rates which had been the subject of a routine government audit.

For the quarter, direct costs increased by $5.5 million, or 17.8%, largely due to increases in revenue. Direct costs include direct labor and other direct costs (i.e. non-labor direct cost) which generally are passed to the customer without significant mark-up. Direct labor, the principal driver of profit bearing revenue, increased by 11.6% in the second quarter of FY 1997 versus the same period last year. Other direct costs, which historically vary from quarter to quarter, increased by approximately $3.1 million, or 29.7%. These higher other direct costs are the principal reason for the increase in the percentage of total direct costs in the most recent quarter. For the first six months of FY 1997, direct costs increased by $6.9 million, or 11%, primarily due to the increases in direct labor with a corresponding increase in revenue.

Indirect costs include fringe benefits, indirect labor, marketing and bid & proposal costs, and other discretionary costs. Fringe benefits, representing the largest category of indirect expenses, increased proportionally to total labor costs. Total indirect costs increased by $2.7 million, or 12%, for the quarter, and, by $5.3 million, or 12%, for the first six months of the year,
primarily as a result of increased revenue and  related direct labor.   For
the second quarter, however, indirect costs as a percentage of revenue decreased from 38.3% to 37.0% due to higher other non-labor direct costs and increased software product sales, which did not significantly effect the indirect costs.

The depreciation and amortization expense increase of $0.2 million for the quarter and $0.3 million for the first six months were primarily the result the acquisitions previously discussed.

Interest expense for the three and six month periods ending December 31, 1996 was $277,000 and $461,000, respectively. Compared to the same periods last year, interest expense increased by $148,000 and $291,000, respectively.
These increases are the result of increased borrowings incurred to support the acquisitions discussed above.

The effective income tax rate for the quarter and the first six months was 40.5% versus 39.0% for the same period last year. The increase in the effective tax rate is primarily the result of the increase in non-deductible amortization goodwill expense associated with the acquisitions discussed above.

LIQUIDITY AND CAPITAL RESOURCES

For the first six months of FY 1997, operations provided $1.1 million of cash compared to the $0.5 million in FY 1996. The FY 1997 increase in cash provided by operating activities is largely the result of increases in net income, partially offset by the increase in accounts receivable and decrease in accounts payable and accrued expenses and compensation.

Investing activities used cash of approximately $8.4 million during the six months ended December 31, 1996 versus $15.0 million for the same period last year. Acquisitions discussed above accounted for the majority of the investments, with most of the remaining investments allocated to the purchase of office and computer-related equipment for use in the performance of contracts and for increased efficiency in the Company's administration.

During the six months ended December 31, 1996, the Company's financing activities provided cash of approximately $8.0 million, primarily from a $5.9 million increase in borrowings under the Company's revolving line of credit and from $2.1 million in proceeds derived from exercises of stock options.

On October 1, 1996 the Company completed its acquisition of the business and most of the assets of SRI for $5.3 million. The acquisition was financed with bank borrowings under the existing line of credit.

The Company maintains a $50 million unsecured revolving bank credit facility in the U.S., and a 500,000 pound sterling unsecured line of credit in London, England. These credit facilities expire on July 1999 and December 1997, respectively. At December 31, 1996, the Company had approximately $35 million available for borrowing under its revolving lines of credit.

Accordingly, the Company believes that the combination of internally generated funds, available bank credit and cash on hand will provide the required liquidity and capital resources for the foreseeable future.



                       PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Pentagen Litigation:
--------------------
Since 1993 the Registrant has been reporting on a series of lawsuits between the Registrant and its operating subsidiaries, CACI Systems Integration Inc. and CACI, Inc. - Federal, and Pentagen Technologies International, Limited (the "Pentagen Litigation"). Although some appeals from judgements in favor of the Registrant and some collateral proceedings are still pending, at this time Registrant will discontinue reporting of the Pentagen litigation because the Registrant believes that the merits have been substantially ajudicated and it is not reasonably possible that the Pentagen litigation will have a material adverse affect.

Ceridian Corporation v. CACI Systems Integration Inc.
-----------------------------------------------------
Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1996, for the most recently filed information concerning the suit filed on October 6, 1995 by Ceridian Corporation ("Ceridian") in the District Court for Hennepin County, Minnesota, against Registrant's wholly-owned subsidiary, CACI Systems Integration Inc. ("CACI"), alleging breach of contract, breach of warranty, and repudiation by CACI in connection with a contract for the development of a manufacturing system. On January 26, 1996, CACI filed its answer and counterclaims, denying Ceridian's allegations and seeking damages from Ceridian for breach of contract, intentional and negligent misrepresentation, and tortious interference with contract.

Since the filing of the Registrant's report indicated above, the parties have been engaged in discovery.

CACI, INC. - FEDERAL v. Arizona Department of Transportation
-------------------------------------------------------------
Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1996 for the most recently filed information concerning the lawsuit filed on June 25, 1996, by CACI, Inc.-Federal ("CACI"), the Registrant's wholly-owned subsidiary, in Superior Court for Maricopa County, Arizona, against the Arizona Department of Transportation ("ADOT"). This suit was filed in the wake of termination of CACI's contract to provide certain software and systems development and seeks the following: (i) a declaratory judgment that the disputes procedure mandated by the Arizona Procurement Code is unconstitutional; (ii) a declaratory judgment that ADOT cannot assert claims against CACI under the mandated disputes procedure; (iii) a declaratory judgment that ADOT is not entitled to recover consequential damages in connection with the dispute; (iv) $2,938,990 plus interest in breach of contract damages; (v) the return of CACI property seized by ADOT in connection with the termination of the contract; and (vi) lawyer's fees.

On July 17, 1996, ADOT filed a motion to dismiss the case on the grounds that the Court lacks jurisdiction of the matter because of CACI's failure to exhaust its administrative remedies. By Order dated February 10, 1997 the Court denied ADOT's motion to dismiss.

Item 5. Other Information - Forward Looking Statements
------------------------------------------------------
This filing may contain "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements concerning expectations of the Company s future performance in terms of revenue and earnings. The Company cautions investors that there can be no assurance that actual results will not differ materially from those projected or suggested in such forward-looking statements. Factors which could cause a material difference in results include, but are not limited to, the following: regional and national economic conditions; changes in interest rates; changes in government spending policies and/or decisions concerning specific programs; individual business decisions of customers and clients; developments in technology; competitive factors and pricing pressures; acts of God; and changes in government laws or regulations.

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CACI International Inc
                                            ----------------------
                                                  (Registrant)




Date:                             By:               /s/
     ----------------------------    -------------------------------------
                                     Dr. J.P. London
                                     Chairman of the Board,
                                     President, and Director
                                     (Principal Executive Officer)


Date:                              By:                /s/
     ----------------------------     ------------------------------------
                                      James P. Allen
                                      Executive Vice President,
                                      Chief Financial Officer,
                                      and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)

                    CACI INTERNATIONAL INC AND SUBSIDIARIES

                               INDEX TO EXHIBITS




Exhibit
Number   Title
------   -----
11       Computation of Earnings per Common and
          Common Equivalent Share

27       Financial Data Schedule