Form 10-Q
period 1997-03-31
CACI INTERNATIONAL INC /DE/
filed 1997-05-14
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1997


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1997: CACI International Inc Common Stock, $0.10 par value, 10,675,000 shares.
                  CACI INTERNATIONAL INC AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements

          Unaudited Consolidated Balance Sheets as of March 31, 1997
           and June 30, 1996

          Unaudited Consolidated Statements of Operations for the Three
           Months Ended March 31, 1997 and 1996

          Unaudited Consolidated Statements of Operations for the Nine
           Months Ended March 31, 1997 and 1996

          Unaudited Consolidated Statements of Cash Flows for the Nine
           Months Ended March 31, 1997 and 1996

          Notes to Unaudited Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations


PART II:  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

Item 5.   Forward Looking Statements

SIGNATURES

INDEX TO EXHIBITS

                                  PART 1

FINANCIAL INFORMATION
---------------------

Item 1.  Financial Statements
-----------------------------

                  CACI INTERNATIONAL INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)            ASSETS
                                  ------


                                        March 31, 1997       June 30, 1996
                                        --------------       -------------


CURRENT ASSETS                            (Unaudited)

  Cash and equivalents                    $   2,660             $   1,778
  Accounts receivable:
  Billed                                     61,010                59,330
  Unbilled                                   12,344                 7,770
                                           --------              --------
  Total accounts receivable                  73,354                67,100
                                           --------              --------
  Income taxes receivable                     1,549                 1,627
  Deferred income taxes                         141                   133
  Prepaid expenses and other                  4,741                 3,593
                                           --------              --------
TOTAL CURRENT ASSETS                         82,445                74,231
                                           --------              --------

PROPERTY AND EQUIPMENT, NET
  Equipment and furniture                    28,141                24,007
  Leasehold improvements                      2,134                 2,186
                                           --------              --------
  Property and equipment, at cost            30,275                26,193
  Accumulated depreciation and
    amoritzation                            (19,568)              (17,138)
                                           --------              --------

TOTAL PROPERTY AND EQUIPMENT, NET            10,707                 9,055
                                           --------              --------

ACCOUNTS RECEIVABLE, LONG TERM                6,544                 7,289
GOODWILL, NET                                15,621                10,548
OTHER ASSETS                                  2,319                 1,813
DEFERRED INCOME TAXES                           299                   372
                                           --------              --------
TOTAL ASSETS                              $ 117,935             $ 103,308
                                           ========              ========

                  CACI INTERNATIONAL INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------


CURRENT LIABILITIES
  Note payable                            $       0             $   9,987
  Accounts payable and accrued expenses      16,548                19,196
  Accrued compensation and benefits          12,235                13,406
  Deferred rent expense                         835                   724
  Deferred income taxes                       2,562                 2,243
                                           --------              --------
TOTAL CURRENT LIABILITIES                    32,180                45,556
                                           --------              --------
NOTES PAYABLE                                15,000                     0
DEFERRED RENT EXPENSES                        1,734                 2,274
DEFERRED INCOME TAXES                           230                   140

SHAREHOLDERS' EQUITY
  Common stock -
    $.10 par value, 40,000,000 shares
    authorized, 14,201,000 and 13,755,000
    shares issued                             1,420                1,376
  Capital in excess of par                   10,477                6,239
  Retained earnings                          71,151               62,628
  Cumulative currency translation
    adjustments                                (595)               1,243)
  Treasury stock, at cost
    (3,526,000 shares)                      (13,662)             (13,662)
                                           --------             --------
  TOTAL SHAREHOLDERS' EQUITY                 68,791               55,338
                                           --------             --------

TOTAL LIABILITIES & SHAREHOLDERS'
  EQUITY                                  $ 117,935            $ 103,308
                                           ========             ========

See notes to consolidated financial statements (unaudited).


                  CACI INTERNATIONAL INC AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



(Dollars in thousands)                         Three Months Ended March 31,
                                               ---------------------------
                                                      1997            1996
                                                      ----            ----

REVENUE                                          $  70,907       $  62,324
                                                  --------        --------

COSTS AND EXPENSES:
  Direct costs                                      39,137          32,602
  Indirect costs and selling expenses               24,594          23,858
  Depreciation and amortization                      1,857           1,374
                                                  --------        --------
  Total operating expenses                          65,588          57,834
                                                  --------        --------

Operating income                                     5,319           4,490

  Interest expense                                     428             246
                                                  --------        --------

INCOME BEFORE INCOME TAXES                           4,891           4,244

INCOME TAXES                                         1,912           1,657
                                                  --------        --------

NET INCOME                                       $   2,979       $   2,587
                                                  ========        ========

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE                        $    0.27       $    0.24
                                                  ========        ========

AVERAGE NUMBER OF SHARES AND
  EQUIVALENT SHARES OUTSTANDING                     11,075          10,679
                                                  ========        ========

Dividends paid per share                              NONE            NONE
                                                      ----            ----


See notes to consolidated financial statements (unaudited).

                  CACI INTERNATIONAL INC AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


(Dollars in thousands)                         Nine Months Ended March 31,
                                               --------------------------
                                                  1997               1996
                                                  ----               ----

REVENUE                                      $ 202,462          $ 179,266
                                              --------           --------

COSTS AND EXPENSES:
  Direct costs                                 108,683             95,282
  Indirect costs and selling expenses           73,858             67,821
  Depreciation and amortization                  4,825              4,007
                                              --------           --------
    Total operating expenses                   187,366            167,110
                                              --------           --------

Operating income                                15,096             12,156

  Interest expense                                 889                416
                                              --------           --------

INCOME BEFORE INCOME TAXES                      14,207             11,740

INCOME TAXES                                     5,684              4,582
                                              --------           --------

NET INCOME                                   $   8,523          $   7,158
                                              ========           ========

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE                    $    0.78          $    0.67
                                              ========           ========

AVERAGE NUMBER OF SHARES AND
  EQUIVALENT SHARES OUTSTANDING                 10,981             10,682
                                              ========           ========

Dividends paid per share                          NONE               NONE
                                                  ----               ----


See notes to consolidated financial statements (unaudited).

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


(Dollars in thousands)
                                               Nine Months Ended March 31,
                                               --------------------------
                                                     1997            1996
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $   8,523       $   7,158
  Reconciliation of net income to net cash
    provided by operating activities:
      Depreciation and amortization                 4,825           4,007
      Provision for deferred income taxes             473           1,407
      Loss on sale of property and equipment           17              71
  Changes in operating assets and liabilities:
    Accounts receivable                            (2,686)         (1,545)
    Prepaid expenses and other assets                 428             210
    Accounts payable and accrued expenses          (3,726)            770
    Accrued compensation and benefits              (1,246)         (2,152)
    Deferred rent expense                            (429)           (336)
    Income taxes receivable                           123          (2,632)
                                                 --------        --------

  Net cash provided by operating activities         6,302           6,958
                                                 --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of property and equipment           (4,629)         (2,987)
  Purchase of businesses                           (9,386)        (14,000)
  Proceeds from sale of property & equipment            9              40
  Other                                              (808)           (433)
                                                 --------        --------

  Net cash used in investing activities           (14,814)        (17,380)
                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds under line-of-credit                    90,272          80,789
  Payments under line-of-credit                   (85,258)        (71,275)
  Proceeds from stock options                       4,282             791
                                                 --------        --------

  Net cash provided by financing activities         9,296          10,305
                                                 --------        --------

  Effect of changes in currency rates on cash
    and equivalents                                   100             (41)
                                                 --------        --------
  Net increase (decrease) in cash and
    equivalents                                       884            (158)
  Cash and equivalents, beginning of period         1,776           1,996
                                                 --------        --------

  Cash and equivalents, end of period           $   2,660       $   1,838
                                                 ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
  Cash paid during the period for
    Income taxes, net of refunds                $   1,764       $   5,337
                                                 ========        ========

  Interest                                      $     784       $     416
                                                 ========        ========

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

B.  Accounts Receivable
    -------------------

Total accounts receivable are net of allowance for doubtful accounts of $2,448,000 and $2,245,000 at March 31, 1997 and June 30, 1996, respectively.
Accounts receivable are classified as follows:

(Dollars in thousands)


                                          March 31, 1997     June 30, 1996
                                          --------------     -------------


BILLED AND BILLABLE RECEIVABLES:
  Billed receivables                          $  52,641          $  53,836
  Billable receivables at end of period           8,369              5,494
                                               --------           --------

  TOTAL BILLED AND BILLABLE RECEIVABLES          61,010             59,330
                                               --------           --------

UNBILLED RECEIVABLES:
  Unbilled pending receipt of contractual
    documents authorizing billing                12,173              7,598
  Unbilled retainages and fee withholds
    expected to be billed within the
    next 12 months                                  171                172
                                               --------           --------

                                                 12,344              7,770
  Unbilled retainages and fee withholds
    expected to be billed beyond the
    next 12 months                                6,544              7,289
                                               --------           --------
TOTAL UNBILLED RECEIVABLES                       18,888             15,059
                                               --------           --------

TOTAL ACCOUNTS RECEIVABLE                     $  79,898          $  74,389
                                               ========           ========


                  CACI INTERNATIONAL INC AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


C.  Acquisitions and Goodwill
    ------------------------

On October 1, 1996, the Company acquired the majority of contracts and assets of Sunset Resources, Inc. ("SRI"). SRI is an engineering and information technology firm that has focused on logistics and engineering support services to the U.S. Air Force and are experts in electronic commerce. The purchase price of the acquisition was financed primarily through bank borrowing under the Company's existing line of credit. The purchase price was allocated to the assets and liabilities using their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $4.6 million. This excess has been recorded as goodwill and will be amortized on a straight line basis over 15 years. The preliminary purchase price allocation is subject to change during the year following the acquisition as additional information concerning net asset valuation is obtained. Therefore, the final allocation may differ from the preliminary allocation.

On January 3, 1997, the Company acquired the business of Sales Performance Analysis Limited ("SPA") including the intellectual property rights to certain software products for $2.6 million. SPA develops and markets a unique range of specialized software products and services that enable companies to make more effective use of their field forces through the optimal configuration of sales and services territories. SPA's annual revenue prior to acquisition was $2.0 million. It is currently estimated that some $0.7 million of the purchase consideration will be allocated to goodwill, which will be amortized over 15 years, with $1.7 million allocated to software which will be amortized over 5 years, and $0.2 million allocated to tangible assets.


D.  Note Payable - Classification
    -----------------------------

At the end of fiscal year 1996, the Company had a $25 million revolving credit agreement scheduled to expire on March 31, 1997. On July 26, 1996, the Company entered into a new three-year $50 million revolving credit agreement. Because the new credit facility extends the term of the agreement from a one-year to a three-year credit facility effective in fiscal 1997, the Company has classified its March 31, 1997, line of credit balance as a long term debt, while the June 30, 1996, line of credit balance remains classified as a short term debt.


E.  Earnings per Share
    ------------------

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (EPS) which simplifies the standards for computing EPS previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. The Statement is effective for financial statements issued for periods ending after December 15, 1997. Had the following statement been effective for the quarters and the nine months ended March 31, 1997 and 1996, earnings per share would have been presented as follows:

                 CACI INTERNATIONAL INC AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


E.  Earnings per Share (Cont.)

                                   Three Months Ended     Nine Months Ended
                                   ------------------     -----------------
                                             March 31,             March 31,
                                             --------              --------

                                    1996         1997     1996         1997
                                    ----         ----     ----         ----

Earnings per common share          $0.28        $0.25    $0.82        $0.71

Earnings per common share-
  assuming dilution                $0.27        $0.24    $0.78        $0.67


F.  Comments and Contingencies
    --------------------------

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Based on the information available as of May 14, 1997, management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company's financial condition.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations - For the Three and Nine Months ended March 31, 1997
--------------------------------------------------------------------------
and March 31, 1996.
------------------



REVENUE

The table below sets forth the customer mix in revenue with related percentages of total revenue for the three and nine months ended on March 31, 1997 (FY 1997) and March 31, 1996 (FY 1996), respectively:




(Dollars in thousands, except as percents)

                                        Third Quarter
                            ------------------------------------
                                   FY97               FY96
                            -----------------  -----------------

Department of Defense        $36,718    51.8%   $34,000    54.5%
Federal Civilian Agencies     18,221    25.7%    14,410    23.1%
Commercial                    14,639    20.6%    12,323    19.8%
State & Local Governments      1,329     1.9%     1,591     2.6%
                             -------   ------   -------   ------
Total                        $70,907   100.0%   $62,324   100.0%
                             =======   ======   =======   ======



                                      First Nine Months
                            --------------------------------------
                                    FY97                FY96
                            ------------------  ------------------

Department of Defense        $105,203    52.0%   $ 94,946    52.9%
Federal Civilian Agencies      50,611    25.0%     43,943    24.5%
Commercial                     41,240    20.4%     34,515    19.3%
State & Local Governments       5,408     2.6%      5,862     3.3%
                             --------   ------   --------   ------
Total                        $202,462   100.0%   $179,266   100.0%
                             ========   ======   ========   ======




During the three months ("third quarter") and nine months ended March 31, 1997, the Company's total revenue increased by 14%, or $8.6 million, and by 13%, or $23.2 million, respectively, over the same periods last year. The increases were primarily the result of the acquisitions described below, coupled with internal growth in Federal civilian agencies and commercial products and services revenues.

For the quarter and the first nine months ending March 31, 1997, acquisitions contributed $4.2 million and $16.7 million to revenue growth in the respective periods . On September 1, 1995, the Company acquired Automated Sciences Group, Inc. ("ASG") which contributed approximately $2.8 million to the FY 1997 first quarter revenue versus $1.2 million for the same quarter last year. On January 1, 1996, IMS Technologies, Inc. ("IMS") was acquired, and it contributed revenue of approximately $8.3 million for the six months ending December 31, 1996. On October 1, 1996, the Company acquired the majority of contracts and assets of Sunset Resources, Inc. ("SRI"), which added revenues of approximately $4.2 million and $6.8 million, respectively, for the quarter and nine months ending March 31, 1997.

Revenue from the Department of Defense ("DoD") increased by 8%, to $36.7 million, for the quarter, and by 11%, to $105.2 million, for the first nine months. For the quarter, the growth was primarily the result of the SRI acquisition discussed above. The first nine months growth was primarily the result of ASG and SRI acquisitions.

Total revenue from Federal Civilian Agencies increased by 26% to $18.2 million, for the quarter, and by 15%, to $50.6 million, for the first nine months in FY 1997. Federal Civilian Agencies revenue is primarily derived from Department of Justice ("DoJ") litigation support efforts. These services are dependent on the level of DoJ litigation that the Company is supporting at any period of time and have fluctuated from quarter to quarter. FY 1997 third quarter DoJ revenue increased sharply to $14.7 million versus last year's third quarter $11.1 million. For the first nine months of FY 1997, revenue from DoJ was $38.4 million compared to $36.2 million for the same period last year.

The Federal Civilian Agencies third quarter revenue growth was primarily the result of the quarter's increased DoJ litigation support level while the year-to-date growth is the result of the IMS acquisition discussed above coupled with the third quarter DoJ revenue increase.

During the three and nine months ended March 31, 1997, Commercial revenue increased by 19%, or $2.3 million, and 19%, or $6.7 million, respectively, over the same periods last year. These increases are primarily the result of increases in sales of simulation and marketing analysis software products coupled with higher commercial litigation support and systems sales. The nature of the Company's proprietary software products business is inherently less predictable than the Company's longer-term contract work with the Federal Government and may fluctuate from quarter to quarter.

RESULTS OF OPERATIONS
---------------------

The following table sets forth the amounts and the relative percentage that certain items of expense and earnings bear to revenue for the three months and nine months ended March 31, 1997 and March 31, 1996, respectively.


                                    Dollar Amount (in thousands)
                          ---------------------------------------------
                              Third Quarter         First Nine Months
                          ---------------------------------------------
                             FY97        FY96        FY97        FY96
                          ---------------------------------------------


Revenue                   $ 70,907    $ 62,324    $202,462    $179,266
Costs and expenses
Direct costs                39,137      32,602     108,683      95,282
Indirect costs              24,594      23,858      73,858      67,821
Depreciation and
  amortization               1,857       1,374       4,825       4,007
                           -------     -------     -------     -------
Total operating expenses    65,588      57,834     187,366     167,110

Income from operations       5,319       4,490      15,096      12,156
Interest expense               428         246         889         416
                           -------     -------     -------     -------
Earnings before income
  taxes                      4,891       4,244      14,207      11,740
Income taxes                 1,912       1,657       5,684       4,582
                           -------     -------     -------     -------

Net income                $  2,979    $  2,587    $  8,523    $  7,158
                           =======     =======     =======     =======


                                       Percentage of Revenue
                          ---------------------------------------------
                              Third Quarter         First Nine Months
                          ---------------------------------------------
                             FY97        FY96        FY97        FY96
                          ---------------------------------------------


Revenue                     100.0%      100.0%      100.0%      100.0%
Costs and expenses
Direct costs                 55.2%       52.3%       53.7%       53.2%
Indirect costs               34.7%       38.3%       36.5%       37.8%
Depreciation and
  amortization                2.6%        2.2%        2.3%        2.2%
                            ------      ------      ------      ------
Total operating expenses     92.5%       92.8%       92.5%       93.2%

Income from operations        7.5%        7.2%        7.5%        6.8%
Interest expense              0.6%        0.4%        0.5%        0.2%
                            ------      ------      ------      ------
Earnings before income
  taxes                       6.9%        6.8%        7.0%        6.6%
Income taxes                  2.7%        2.6%        2.8%        2.6%
                            ------      ------      ------      ------

Net income                    4.2%        4.2%        4.2%        4.0%
                            ======      ======      ======      ======



Compared with the third quarter of FY 1996, operating income increased by 18% to $5.3 million, from $4.5 million. For the first nine months of FY 1997, operating income increased to $15.1 million from $12.2 million, or 24%. Operating income increased as a result of revenue increases, as well as from margin improvements. Operating income in the third quarter of FY 1997 benefitted from a $0.3 million pretax gain on the sale of a small, non-strategic software product business that had generated approximately $1.5 million in annual revenues. The operating income for the first nine months of FY 1997 also includes a $0.5 million favorable impact of prior year indirect cost rates settlements which were the subject of routine government audits.

For the quarter, direct costs increased by $6.5 million, or 20%, largely due to growth in the business. Direct costs include direct labor and other direct costs (i.e. non-labor direct costs) which generally are passed to the customer without significant mark-up. Direct labor, the principal driver of profit bearing revenue, increased by 7% in the third quarter of FY 1997 versus the same period last year. Other direct costs, which historically have larger quarter to quarter variances, increased by approximately $5.0 million, or 48%. These higher other direct costs are the principal reason for the increase in the percentage of total direct costs in the most recent quarter. For the first nine months of FY 1997, direct costs increased by $13.4 million, or 14%, as a result of a 20% increase in other direct costs and a 10% increase in direct labor.

Indirect costs include fringe benefits, indirect labor, marketing and bid & proposal costs, and other discretionary costs. Fringe benefits, representing the largest category of indirect expenses, increased proportionally to total labor costs. Total indirect costs increased by $0.7 million, or 3%, for the quarter, and, by $6.0 million, or 9%, for the first nine months of the year, primarily as a result of increased revenue and related direct labor. Indirect costs increased at a lower rate in the most recent quarter due to management's increased attention to cost controls.

The depreciation and amortization expense increases of $0.5 million for the quarter and $0.8 million for the first nine months were primarily the result of the acquisitions previously discussed.
Interest expense for the three and nine month periods ending March 31, 1997 was $428,000 and $889,000, respectively. Compared to the same periods last year, interest expense increased by $182,000 and $473,000, respectively. These increases are the result of increased borrowings incurred to support the acquisitions discussed above.

The effective income tax rate for the first nine months was 40% versus 39% for the same period last year. The increase in the effective tax rate is primarily the result of the increase in non-deductible amortization goodwill expense associated with the acquisitions discussed above.


Liquidity and Capital Resources
-------------------------------

For the first nine months of FY 1997, operations provided $6.3 million of cash compared to the $7.0 million in FY 1996. The FY 1997 decrease in cash provided by operating activities is largely the result of increases in working capital requirements to support the more rapid growth in revenue in FY 1997.

Investing activities used cash of approximately $14.8 million during the nine months ended March 31, 1997, versus $17.4 million for the same period last year. Acquisitions, discussed above, accounted for the majority of the investments, with most of the remaining investments allocated to the purchase of office and computer-related equipment for use in the performance of contracts and for increased efficiency in the Company's administration.

During the nine months ended March 31, 1997, the Company's financing activities provided cash of approximately $9.3 million, primarily from a $5.0 million increase in borrowings under the Company's revolving line of credit and from $4.3 million in proceeds and derived income tax benefits from exercises of stock options.

On October 1, 1996 the Company completed its acquisition of the business and most of the assets of SRI for $5.3 million. On January 3, 1997, the Company acquired the business of Sales Performance Analysis Limited for $2.6 million. Both acquisitions were financed with bank borrowings under the existing line of credit.

The Company maintains a $50 million unsecured revolving bank credit facility in the U.S., and a 500,000 pound sterling unsecured line of credit in London, England. These credit facilities expire on July 1999, and December 1997, respectively. At March 31, 1997, the Company had approximately $36 million available for borrowing under its revolving lines of credit. Accordingly, the Company believes that the combination of internally generated funds, available bank credit and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

                                PART II

OTHER INFORMATION
-----------------

Item 1. Legal Proceedings
-------------------------


Ceridian Corporation v. CACI Systems Integration Inc
----------------------------------------------------


Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending December 31, 1996, for the most recently filed information concerning the suit filed on October 6, 1995 by Ceridian Corporation ("Ceridian") in the District Court for Hennepin County, Minnesota, against Registrant's wholly-owned subsidiary, CACI Systems Integration Inc. ("CACI"), alleging breach of contract, breach of warranty, and repudiation by CACI in connection with a contract for the development of a manufacturing system. In January 1996, CACI filed its answer and counterclaims, denying Ceridian's allegations and seeking damages from Ceridian for breach of contract, intentional and negligent misrepresentation, and tortious interference with contract.

Since the filing of the Registrant's report indicated above, the status of the litigation has not changed.

CACI, INC. - FEDERAL v. Arizona Department of Transportation
------------------------------------------------------------

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending December 31, 1996 for the most recently filed information concerning the lawsuit filed on June 25, 1996, by CACI, Inc.-Federal ("CACI"), the Registrant's wholly-owned subsidiary, in Superior Court for Maricopa County, Arizona, against the Arizona Department of Transportation ("ADOT"). This suit seeks the following: (i) a declaratory judgment that the disputes procedure mandated by the Arizona Procurement Code is unconstitutional; (ii) a declaratory judgment that ADOT cannot assert claims against CACI under the mandated disputes procedure; (iii) a declaratory judgment that ADOT is not entitled to recover consequential damages in connection with the dispute; (iv) $2,938,990 plus interest in breach of contract damages; (v) the return of CACI property seized by ADOT in connection with the termination of the contract; and (vi) lawyer's fees.

Since the filing of Registrant's report indicated above, the status of the case has changed as follows. On March 31, 1997 ADOT filed its answer denying CACI's claims and asserting counterclaims seeking in excess of $100 million
against CACI, primarily in the form of consequential damages.   As a result
of technical pleading errors, ADOT has agreed to redraft and file an amended Answer and Counterclaim within approximately 30 days.


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





                              CACI International Inc
                              ----------------------
                              (Registrant)




Date:                    By:               /s/
     ------------------       -----------------------------------

                              Dr. J.P. London
                              Chairman of the Board,
                              President, and Director
                              (Principal Executive Officer)





Date:                    By:               /s/
     ------------------       ------------------------------------

                              James P. Allen
                              Executive Vice President,
                              Chief Financial Officer, and Treasurer
                              (Principal Financial and Accounting Officer)