Form 10-K405/A
period 1996-06-30
CACI INTERNATIONAL INC /DE/
filed 1997-08-14
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

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

(2) The financial information required in Items 6, 7, and 8 of this form are contained in the Annual Report to Shareholders for the fiscal year ended June 30, 1996 and is incorporated herein as Exhibit 13.
                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 1997.

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

      Signature                    Title                         Date

        /s/               Chairman of the Board,          August 13, 1997
-----------------------   President and Director          ---------------
J.P. London               (Principal Executive Officer)

        /s/               Executive Vice President,       August 13, 1997
-----------------------   Chief Financial Officer,        ---------------
James P. Allen            and Treasurer
                          (Principal Financial and
                          Accounting Officer)

        /s/               Director                        August 13, 1997
-----------------------                                   ---------------
Richard L. Leatherwood

        /s/               Director                        August 13, 1997
-----------------------                                   ---------------
Alan S. Parsow

        /s/               Director                        August 13, 1997
-----------------------                                   ---------------
Larry L. Pfirman

        /s/               Director                        August 13, 1997
-----------------------                                   ---------------
Warren R. Phillips

        /s/               Director                        August 13, 1997
-----------------------                                   ---------------
Charles P. Revoile
        /s/               Director                        August 13, 1997
-----------------------                                   ---------------
William B. Snyder

        /s/               Director                        August 13, 1997
-----------------------                                   ---------------
Richard P. Sullivan

        /s/               Director                        August 13, 1997
-----------------------                                   ---------------
John M. Toups