Form 10-K405
period 1997-06-30
CACI INTERNATIONAL INC /DE/
filed 1997-09-16
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended June 30, 1997


                        Commission File Number 0-8401
                        -----------------------------

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

                                 54-1345888
                    -------------------------------------
                     (I.R.S. Employer Identification No.)

                  1100 North Glebe Road, Arlington, VA 22201
                  ------------------------------------------
                   (Address of principal executive offices)

                                (703) 841-7800
                      ---------------------------------
                       (Registrant's telephone number,
                            including area code)

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
                                                    ----      ----

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 15, 1997, was approximately $46,746,000.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of August 15, 1997: CACI International Inc Common Stock, $.10 par value, 10,692,000 shares.

                     Documents Incorporated by Reference
                     -----------------------------------

(1) The information relating to directors and officers contained in the proxy statement of the Registrant to be filed in connection with its 1997 Annual Meeting of Shareholders is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K.

(2) The financial information required in Items 6, 7, and 8 of this form are contained in the Annual Report to Shareholders for the fiscal year ended June 30, 1997 and is incorporated herein as Exhibit 13.

                             BUSINESS INFORMATION
                             --------------------

Unless the context indicates otherwise, the terms "the Company" and "CACI" as used in Parts I and II, include both CACI International Inc and its wholly-owned subsidiaries. The term "the Registrant", as used in Parts I and II, refers to CACI International Inc only.

                                   PART I

ITEM 1.  BUSINESS

Background
----------

CACI International Inc (the "Registrant") was organized as a Delaware corporation under the name of "CACI WORLDWIDE, INC." on October 8, 1985. By a merger effected on June 2, 1986, the Registrant became the parent of CACI, Inc., a Delaware corporation, and CACI N.V., a Netherlands corporation.

The Registrant is a holding company and its operations are conducted through wholly-owned subsidiaries which are located in the U.S. and Europe.

Overview
--------

CACI founded its business in 1962 in simulation technology, and has strategically diversified within the information technology (IT) industry. With 1997 revenues of $273 million, CACI serves clients in major segments of government and commercial markets primarily throughout North America and Western Europe, delivering client solutions for systems integration, year 2000 conversion, reengineering, logistics and engineering support, electronic commerce, intelligent document management (IDM), product data management
(PDM), software development and reuse, communications planning, and market analysis. Many of the Company's client relationships have existed for five years or more.

The Company's service and value have enabled it not only to sustain high rates of repeat business and long-term client relationships, but also to compete effectively for new clients and new contracts. The Company is organized to seek competitive business opportunities and has designed its operations to support major programs through centralized business development and industry alliances. CACI has structured its new business development organization to respond to the globally competitive marketplace. The Company employs full-time marketing, sales, communications, and proposal development specialists who support Company marketing and sales activities.

The Company's primary markets -- both domestic and international -- are agencies of national governments, major corporations, state and local governments, and other business organizations. The market for CACI's information systems and advanced technology services is created by the complex systems and information environment in which clients operate, whether as a result of governmentally mandated programs or commercial initiatives.

The Company offers marketing systems software and database products, targeted to clients who need systems and analysis for retail sales of consumer products, direct marketing campaigns, franchise or branch site location projects, and similar requirements.

In its simulation technology business, the Company offers simulation languages, software products, and services that enable clients to visualize the impact of proposed changes or new technologies before implementation. CACI's simulation offerings include solutions for military training and war-gaming exercises; manufacturing; wide area communications networks (i.e., WANs), including satellites, land lines and metro area networks (i.e., MANs); local area computer networks (i.e., LANs); the study of business processes; and the design of distributed computer systems architectures.

CACI provides electronic commerce (EC) solutions to the federal government. Its complete suite of EC products is available on a GSA schedule and provides a flexible but fully-featured configuration to enable easy management of purchases and contracts.

In CACI's Logistics business, the Company has generated commercial business from solutions built on CACI's thirty-year history of logistics and engineering support for the Department of Defense (DoD). CACI's proprietary PDM product, C-GATE (TM), enables clients to standardize and improve the way they manage the life cycle of systems, products, and material assets, resulting in cost savings and increased productivity.

The Company's IDM solutions provide a range of enabling technologies - imaging, document management, workflow, and groupware - that facilitate the management of large document collections and allow organizations to achieve higher operational efficiencies and mission effectiveness. CACI provides IDM and related litigation support services to the Department of Justice (DoJ) and commercial legal clients.

CACI's RENovate(TM) reengineering methodology combines technology tasks and methodologies to plan, integrate, and manage technology change - without losing existing investments in technology.

In response to the Year 2000 challenge, CACI offers a wide range of solutions, including an independently validated conversion methodology based upon a Software Engineering Institute Level 3-certified process reengineering approach. CACI's systems integration solutions, applied throughout the federal and commercial arenas, improve organizational performance by enhancing system infrastructure through such activities as migrating legacy systems to more powerful environments, automating procurement, and reusing legacy software and data.

The Company operates through wholly-owned subsidiaries established to serve specific market segments or conduct business in specific geopolitical jurisdictions.

CACI's major operating subsidiary in Europe, CACI Limited, is headquartered in London, England, and operates primarily in support of CACI's information systems, marketing systems and simulation technology lines of business in the U.K. and Western Europe.

At June 30, 1997, CACI employed approximately 3,450 people. This total includes 350 part-time employees. The corporation currently operates from its headquarters at Three Ballston Plaza, 1100 N. Glebe Road, Arlington,
Virginia. CACI has operating offices and facilities in over 60 other locations throughout the U.S., Western Europe and Canada.

General Description of CACI Systems, Technologies and Products
--------------------------------------------------------------

Representative systems applications include:

 .  Airport and airspace traffic planning
 .  Ammunition management information systems
 .  Automated procurement
 .  Business support systems
 .  Computer aided logistics/data information systems
 .  Configuration management
 .  Electronic commerce
 .  Electronic data interchange
 .  Engineering support
 .  Executive decision support systems
 .  Imaging services
 .  Information management systems
 .  Intelligent document management systems and services
 .  Legal systems and litigation support services
 .  Manufacturing planning systems
 .  Marketing and customer database management systems
 .  Process reengineering
 .  Product data management
 .  Retail market modeling
 .  Simulation and modeling languages, products and services
 .  Site location planning and analysis systems
 .  Software development and reuse
 .  Systems reengineering
 .  Systems integration
 .  State motor vehicle registration and related management information systems
 .  Telecommunications network support
 .  Training
 .  Weapon systems/equipment configuration management systems
 .  Year 2000 date reconfiguration services

CACI products are installed in numerous locations worldwide, and many are designed to run on a variety of commercially available computers.
Representative CACI software and marketing systems include:

Simulation Technology:
---------------------

SIMFACTORY (R) II.5 General Factory Simulator. A software product for factory planners to study alternative plant and equipment configurations.

COMNET II.5 (R) Network Simulation Software. A software product for communications engineers to study wide area networks of satellites, land lines, switching systems, and protocols.

COMNET III (TM) Network Simulation Software. An object-oriented high-fidelity wide area network, local area network and metro area network telecommunications simulator for capacity planning and failure analysis.

COMNET Baseliner (TM) Telecommunications Simulation Software. An automatic network traffic and topology-gathering tool.

COMNET Predictor (TM) Network Planning Software. An analytical capacity planning tool for the day-to-day network manager that predicts the impact of changes to very large telecommunications networks before implementation.

COMNET Profiler (TM) Telecommunications Simulation Software. A tool for analyzing application traffic.

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

SIMPROCESS (R) III Object-oriented Analytical Simulation Software. A prototyping tool for business process reengineering that enables managers to model a current business process, then explore alternative approaches before implementation.

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

VeriSpec (TM) Simulation Validation Software. A tool for validation of the performance of design specifications for sophisticated computed hardware and software design.

Marketing Data and Information Products:
---------------------------------------

InSite-USA (TM) and InSite (TM) for Windows 95 (U.S. and U.K. versions) Marketing and Demographics Information Systems. PC-based geographic information systems combining software, data and mapping capabilities to enable planners to study markets to help determine the location of retail outlets, branch networks, sales territories, potential customers, and competitors. (Windows is a registered trademark of Microsoft Corporation.)

ACORN (SM) (A Classification of Residential Neighborhoods) Demographic Information System. A system that analyzes consumers according to the type of residential area in which they live, used to identify the prime prospects for all types of consumer goods and services.

Market*Master (TM) Demographic Information System. A database marketing system that enables companies to analyze their customer files by product holding and usage for the purpose of cross-selling other products and services.

SITE (R) Demographic Information Software and Reports. Detailed demographic and applied market research database services for any geographic area, such as county, zip code, TV broadcast area, congressional district, or retail trade area.

UpFront (R) Graphical Interface Software. A graphical user interface that enables software to be used in an object-oriented manner.

Electronic Commerce Products:
----------------------------

SACONS (R) Automated Contracting System. A commercial off-the-shelf system that provides clients an automated, cost effective, way to complete procurement activities and improve productivity.

SACONS (R)-EDI Module. An automated, electronic commerce add-on module to the SACONS system that creates and receives data transmissions using standard protocols.

SACONS (R)-Gateway Module. An add-on module to the SACONS system that centralizes protocols established by the U.S. Government as acceptable standards for electronic procurement with the government.

QuickBid (R) Automated Bid/Contracting System. A contracting system that allows commercial trading partners to effectively identify and compete for U.S. Government business via electronic data interchange (EDI).

QuickBid (R) Net Automated Bid/Contracting System. A World Wide Web-based value-added network (VAN) that allows identification and competition for U.S. Government business via the Internet.

Imaging and Document Management Products:
----------------------------------------

ADIIS (TM) Document Imaging Software System. A flexible document conversion and management system that includes advanced imaging, document retrieval, indexing, and workprocess management.

U.S. GOVERNMENT AGENCIES

CACI offers its entire range of information systems, technical services and proprietary products to defense and civilian agencies of the U.S. Government. These activities require CACI's expert knowledge of agency policies and operations. These assignments may combine a wide range of CACI's skills in information systems, systems engineering, logistics sciences, weapons systems, simulation, and automated document management systems. CACI also contracts with other national governments.

State and Local Governments
---------------------------

CACI is a leader in the supply of automated information systems for state governments' management of vehicle registration, licensing and wheeled vehicle revenue support, and for local governments' management of false alarm billing systems and housing registration systems. The Company also offers its software and systems integration services to this market segment.

Major Corporations
------------------

CACI's commercial market base consists primarily of large corporations (nominally characterized as the "Fortune 1000"). This market is a primary target of the Company's proprietary software and database products in its marketing systems and simulation technology lines of business. The market for CACI's proprietary simulation products is worldwide.

Other Services
--------------

The Company operates a language training, translation and interpretation organization.

CACI also provides information about its products and services on its World Wide Web home page at http://www.caci.com.

CACI Employment and Benefits
----------------------------

CACI's business success is highly correlated with the Company's ability to recruit, train, promote, and retain exceptional people at all levels of the organization. The most valuable asset and resource the Company has is its people. The Company is in continuing competition for highly skilled professionals in virtually all its high technology areas.

For these reasons, the Company has endeavored to develop and maintain competitive salary structures, incentive compensation programs, fringe benefits, opportunities for growth, and individual recognition and award programs to highlight the Company's intense interest in the success of its people in their careers.

In order to compete effectively in attracting and retaining highly skilled personnel, the Company and its subsidiaries provide substantial benefits to their employees. These benefits vary among the Company's subsidiaries, but generally include paid vacations and holidays, medical, dental, disability and life insurance, incentive bonuses, tuition reimbursement for job-related education and training, and other benefits under retirement and stock purchase plans.

The Company recruits people from various populations, including experienced professionals, university graduates, trade and technical school graduates, seasoned technicians, and entry-level employees. The Company's employee profile includes a high-percentage of college graduates, many with masters and doctoral degrees. The Company seeks professionals with academically certified credentials in computer-based information sciences, systems engineering, telecommunications, management systems, market research, economics, environmental sciences, military sciences, law, and other scientific and research-oriented disciplines.

The Company has structured its promotion and advancement policies to meet the current market environment. Individuals advance in relation to their demonstrated abilities to perform their leadership skills or their managerial achievements.

CACI's advancement criteria incorporate specific requirements to demonstrate a "client-service orientation" and to work synergistically within the Company. This philosophy is consistent with CACI's current market, and is a catalyst for individuals to support Company objectives.

The Company also requires all of its employees, consultants, officers, and directors to subscribe annually to and affirm the Company's published Code of Ethics and Business Conduct Standards. The Company has published policies that set high standards for the conduct of its business.

Marketplace, Description and Significant Activities
---------------------------------------------------

CACI operates in an industry which includes many highly competitive firms. At the same time, CACI is one of the larger public corporations in its segment of the IT services industry. Although the Company is a premier supplier of proprietary computer-based simulation technology products worldwide, and is a major supplier of proprietary marketing systems products in both the U.S. and the U.K., CACI is not primarily a software product developer-distributor (See discussion following on Patents, Trademarks, Trade Secrets and Licenses).

Competition for new contracts centers on reputation, responsiveness to proposal requests, price, and many other factors. Competition for software products and services focuses on reputation, applicability to client needs and quality of product support and maintenance services, among other elements.

The Company has established the capability to combine knowledge of client challenges with significant expertise in the design, development and implementation of advanced IT solutions. This capability provides CACI with important opportunities to support large equipment manufacturers with the systems integration and software services they frequently require to compete for multi-million dollar contracts issuing from the U.S. Government.

CACI has developed strategic business relationships with companies such as Microsoft, Sun Microsystems, ComputerVision, Intergraph, Ingram Micro, PKS, Viasoft, Computer Associates, AT&T Global Information Solutions, and Lotus Development Corporation. These businesses have perspectives and objectives compatible with those of the Company, and offer products and services that complement CACI's. The Company intends to continue development of these relationships wherever they support CACI's growth objectives. The Company also seeks to expand its commercial business through these relationships.

Marketing and new business development is conducted by all the officers and managers of the Company, including the Chief Executive Officer, executive officers, vice presidents, and division and department managers. CACI's proprietary software and data products are sold primarily by full-time salespeople. For its information systems and services markets, the Company employs several marketing professionals who support the Company's targeting of major contract opportunities, primarily in the U.S. Government market. The Company also has established agreements for the sale of certain third party products in specified domestic and international markets.

CACI competes with a substantial number of firms, some of which are larger in size and have greater financial resources than CACI. The Company obtains much of its business on the basis of proposals submitted in response to requests from potential and current customers, who may also request proposals from other firms. Additionally, the Company faces indirect competition from certain government agencies that perform services for themselves similar to those marketed by CACI. The Company knows of no single competitor that is dominant in its fields of technology. The Company has a relatively small share of the available worldwide market for its products and services and has a goal of achieving growth through increased market share.

CACI's sales of proprietary software and data products are generally effected by limited duration or perpetual licenses. The Company generally prices its products in catalog fashion and via the Internet. Often, product prices are determined by the target computer on which the product will run, by the number of users or by frequency of usage.

For CACI's information systems and professional services contracts, the Company submits bids for work and products to be delivered. Commercial bids are frequently negotiated as to terms and conditions for schedule, specification, delivery, and payment. CACI's contracts and subcontracts include a wide range of contractual types, including firm fixed-price, cost reimbursement, labor-hour-and-materials expense, and variants thereof, including fixed-unit price, performance, and delivery contracts.

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

At any one time, the Company may have several hundred separate contract obligations. In 1997, the ten top revenue-producing contracts accounted for 43% of CACI's revenues, or $117 million. One contract for automated litigation support to the Civil Division of DoJ, accounted for 13.2% of total 1997 Company revenues.

In 1997, seventy-seven percent (77%) of CACI's revenues came from U.S. Government contracts, the remaining twenty-three percent (23%) coming from commercial contracts and proprietary products sales. Fifty-two percent (52%) of the Company's revenues came from DoD contracts, nineteen percent (19%) from contracts with DoJ, and six percent (6%) from other civilian agency government clients.

The Company is working to diversify its business portfolio. The Company nonetheless, will aggressively seek additional work from DoD. In 1997, the DoD revenues grew by 8% ($10.7 million) primarily as a result of the September 1, 1995, acquisition of Automated Sciences Group, Inc. (ASG) and the October 1, 1996, acquisition of Sunset Resources, Inc. (SRI).

The Company believes it is the largest supplier of litigation support and related automation services to the U.S. Government. The Company intends to seek additional litigation support work from the U.S. Government and offers significant economies to the Government through its specialization in this field.

During the past fiscal year, the Company examined a number of acquisition opportunities. On October 1, 1996, CACI acquired the business and most of the assets of SRI for $6.2 million. SRI has focused on logistics and engineering support services to the Air Force, and is an expert in electronic data interchange. The acquisition of this business complements CACI's 30-year history of logistics and engineering support for DoD.

On January 3, 1997, CACI Limited acquired the business of Sales Performance
Analysis Limited (SPA) for $2.6 million.   SPA develops and markets a range of
specialized software and services that enable companies to make more effective use of their field forces through optimal configuration of sales and service territories.

On May 14, 1997, the Company acquired the Simulation Engineering Division of Statistica, Inc. for $0.8 million. This business focuses on building training software and hardware for the U.S. military, and expands CACI's presence in DoD simulation activities.

Seasonal Nature of Business
---------------------------

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

Research and Development
------------------------

During fiscal years 1997, 1996 and 1995, the Company spent $1,307,000, $833,000, and $984,000 respectively for research and development on current and future products.

Environmental Protection Requirements
-------------------------------------

There has been no significant adverse impact on the Company's business as a result of laws that have been enacted for the protection of the environment.

Patents, Trademarks, Trade Secrets and Licenses
-----------------------------------------------

The Company believes that its business is dependent to a significant extent on its technical and organizational knowledge, practices and procedures, in some of which it claims proprietary interests.

CACI claims copyright, trademark and proprietary rights in each of its proprietary computer software and data products and documentation. The Company presently owns approximately 40 registered U.S. trademarks and service marks. All of the Company's registered U.S. trademarks and service marks may be renewed indefinitely. CACI also is a party to agreements which give it the right to distribute computer software and other products owned by other companies, and receive income therefrom.

CACI owns one U.S. patent. While the Company believes that its patent is valid, it does not consider that its business is dependent on patent protection in any material way.

The Company has developed and holds proprietary rights in a number of computer software packages, databases and methodologies, including, but not limited to: ACORN (SM), ADIIS (TM), C-GATE (TM)#, COMNET II.5 (R), COMNET III (TM), COMNET Baseliner (TM), COMNET Predictor (TM), COMNET Profiler (TM), FAR-TRIEVE
(R), InSite-USA (TM)#, L-NET (R)#, Legal Workbench (TM), Market*Master (TM), MODSIM II (R), MODSIM III (TM), NETOBJECT (TM), NETWORK II.5 (R), Perfect-Mail
(R)#, QuickBid (R), QuickBid (R) Net, RENovate (SM), RESTORE 2000 (SM), SACONS
(R), SACONS-FEDERAL (R), SIMANIMATION (R), SIMBASE (TM), SIMFACTORY (R) II.5, SIMFLOW (R), SIMGRAPHICS (R), SIMLAB (R), SIMOBJECT (R), SIMPROCESS (R)III, SIMSCENARIO (R), SIMSCRIPT II.5 (R), SIMSNIPS (R), SIMSTRUCTOR (R), SimTrainer
(R), SIMVIDEO (TM), SITELINE (R), Site-America (TM)#, SITE-POTENTIAL (R)#, Site Reporter (TM) Sourcebook-America (TM)#, SUPERSITE (R), The Virtual Consultant (TM), VeriSpec (TM), and ZIP-DEMOGRAPHICS (R)#.

[# The marks above indicated with a terminal pound sign (#) contain a hyphen to represent the bullet point which is an integral component of each mark and which cannot be printed due to electronic transmission limitations.]

In addition, subsidiaries of the Registrant claim foreign copyright, trademark, and proprietary rights in computer software products and databases including, but not limited to: ACORN (R) (and the related Arts*ACORN (R), Change*ACORN (R), Custom*ACORN (R), Financial*ACORN (R), Holiday*ACORN (R), Household*ACORN (R), Investor*ACORN (R), Property*ACORN (R), Scottish*ACORN
(R)), ACORN Lifestyles (R), ALEX (R), CACI MARKET MASTER (R), CACI National Mortgage Database (R), CACI Savings Market Database (R), Charity Focus (TM), FINPIN (R), GEO-MARKETING (R), GEOMATCH (R), GEOREAD (R), GEOTRIEVE (R), InSite (TM), Lifestyle*Plus (TM)(and the related Auto*Plus (TM), Fuel*Plus
(TM), HouseAge*Plus (TM), and MailOrder*Plus (TM)), Listline (TM), MONICA (R), PayCheck (TM), PIN (R), PINPOINT (R), PINPOINT ADDRESS CODE (R), ScoreBoards
(TM), SITE (R), TOTEM (TM), and UpFront (R).

Some of the Registrant's subsidiaries are parties to agreements pursuant to which they may have the right to distribute computer software products owned by others and obtain income therefrom.

Backlog
-------

The Company's backlog as of July 31, 1997 was $1.0 billion, of which $117 million was for orders believed to be firm. Total backlog as of July 31, 1996 was $705 million, of which $84 million represented firm orders. The source of backlog is primarily contracts with the U.S. Government. It is presently anticipated that all of the firm backlog will be filled during the fiscal year ending June 30, 1998.

Business Segments, Foreign Operations, and Major Customer
---------------------------------------------------------

The business segment, foreign operations and major customer information provided in the Company's Consolidated Financial Statements contained in this Report are incorporated herein by reference. In particular, see Note 10, Segment Information, to the Notes to Consolidated Financial Statements.
The following information is provided about the amounts of revenue attributable to firm fixed-price contracts (including proprietary software product sales), time-and-materials contracts, and cost reimbursable contracts of the Company during each of the last three fiscal years: (dollars in thousands)

 Fiscal Year         Firm        Time-and-       Cost
Ended June 30,    Fixed-Price    Materials    Reimbursable    Total
-----------------------------------------------------------------------

    1997            $67,627      $122,987      $82,370      $272,984
    1996             56,813       109,429       78,373       244,615
    1995             62,607       106,869       63,488       232,964

ITEM 2. PROPERTIES

As of June 30, 1997, CACI leased office space at 55 locations containing an aggregate of approximately 650,000 square feet located in 21 states and the District of Columbia. In five countries outside the U.S., CACI leased seven offices containing about 26,500 square feet. CACI's leases expire primarily over the next five years. In most cases, CACI anticipates that leases will be renewed or replaced by other leases.

All of CACI's offices are in modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

As of June 30, 1997, CACI International Inc maintained its corporate headquarters in approximately 153,000 square feet of space at 1100 North Glebe Road, Arlington, Virginia. See Note 8, Commitments and Contingencies, to the Notes to Consolidated Financial Statements, for additional information regarding the Company's lease commitments. It is also included in the Company's 1997 Annual Report to the stockholders.

ITEM 3. LEGAL PROCEEDINGS

Ceridian Corporation v. CACI Systems Integration, Inc.
-----------------------------------------------------

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1997, for the most recently filed information concerning the suit filed on October 6, 1995 by Ceridian Corporation ("Ceridian") in the District Court for Hennepin County, Minnesota, against Registrant's wholly-owned subsidiary, CACI Systems Integration Inc. ("CACI"), alleging breach of contract, breach of warranty, and repudiation by CACI in connection with a contract for the development of a manufacturing system. In January 1996, CACI filed its answer and counterclaims, denying Ceridian's allegations and seeking damages from Ceridian for breach of contract, intentional and negligent misrepresentation, and tortious interference with contract.

Since the filing of the Registrant's report indicated above, the parties have continued discovery and begun processing discovery and dispositive motions.

CACI, INC.-FEDERAL v. Arizona Department of Transportation
------------------------------------------------------------

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1997, for the most recently filed information concerning the lawsuit filed on June 25, 1996, by CACI, INC.-FEDERAL ("CACI"), the Registrant's wholly-owned subsidiary, in Superior Court for Maricopa County, Arizona, against the Arizona Department of Transportation ("ADOT"). This suit seeks the following: (i) a declaratory judgment that the disputes procedure mandated by the Arizona Procurement Code is unconstitutional ; (ii) a declaratory judgment that ADOT cannot assert claims against CACI under the mandated disputes procedure; (iii) a declaratory judgment that ADOT is not entitled to recover consequential damages in connection the dispute; (iv) $2,938,990 plus interest in breach of contract damages; (v) the return of CACI property seized by ADOT in connection with the termination of the contract; and (vi) lawyers fees.

Since the filing of Registrant's report indicated above, the status of the case has changed as follows. On May 13, 1997, ADOT filed its answer denying CACI's claims and asserting counterclaims seeking in excess of $100 million against CACI, primarily in the form of consequential damages. CACI expects the case to be placed on the inactive calendar while initial fact disclosures and extended discovery are being completed. CACI anticipates that the case will be ready for reinstatement to the active calendar in approximately nine
(9) months.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended June 30, 1997, through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Registrant's Common Stock became publicly traded on June 2, 1986, replacing paired units of common stock of CACI, Inc. and beneficial interests in common shares of CACI N.V. which had been traded in the over-the-counter market.

From July 1, 1995, to June 30, 1997, common shares of the Registrant have been quoted on the Nasdaq National Market System. The range of high and low sales prices for each quarter during this period is included in Exhibit 13 to this Report. It is also included in the Company's 1997 Annual Report to the Shareholders.

The Registrant has never paid a cash dividend. The present policy of the Registrant is to retain earnings to provide funds for the operation and expansion of its business. The Registrant does not intend to pay any cash dividends at this time.

At August 15, 1997, the number of record shareholders of the Registrant's Common Stock was approximately 10,692,000.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is included in Exhibit 13 to this Report. It is also included in the Company's 1997 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is included in Exhibit 13 to this Report. It is also included in the Company's 1997 Annual Report to Shareholders.

Forward Looking Statements
--------------------------

This filing may contain "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements concerning expectations of the Company's future performance in terms of revenue and earnings. The Company cautions investors that there can be no assurance that actual results will not differ materially from those projected or suggested in such forward-looking statements. Factors which could cause a material difference in results include, but are not limited to, the following: regional and national economic conditions; changes in interest rates; changes in government spending policies and/or decisions concerning specific programs; individual business decisions of customers and clients; developments in technology; competitive factors and pricing pressures; acts of God; our ability to achieve the objectives of our business plans; and changes in government laws or regulations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Exhibit 13 to this Report. It is also included in the Company's 1997 Annual Report to Shareholders.

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

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

1. Financial Statements. The following financial statements, together with the report of Deloitte and Touche LLP, is included in Exhibit 13 to this Report. It is also included in the Company's 1997 Annual Report to Shareholders.

A. Independent Auditors' Report
B. Consolidated Statement of Operations
C. Consolidated Balance Sheets
D. Consolidated Statement of Shareholders' Equity
E. Consolidated Statement of Cash Flows
F. Notes to Consolidated Financial Statements
G. Range of High and Low Stock Sales Prices

2. Financial Statement Schedules. The following additional financial data should be read in conjunction with the Consolidated Financial Statements in the Annual Report. Schedules other than those listed below have been omitted because they are inapplicable or are not required.

Statement regarding computation of per
share earnings                                                  Exhibit 11
Valuation and Qualifying Accounts                Schedule II to Exhibit 13
Selected Financial Information                                  Exhibit 13
Management's Discussion and Analysis                            Exhibit 13
Independent Auditors' Consent to incorporation
  of the financial information related to the
  Independent Auditors' Report by reference
  from the Annual Report to Shareholders                        Exhibit 13
Independent Auditors' Consent to incorporation by
  reference of the financial information related to
  the Independent Auditors' Report to the
  Registration Statement dated January 24, 1997
  of CACI International Inc on Form S-8                         Exhibit 13
Independent Auditors' Report on Consolidated
  Financial Statement Schedule                                  Exhibit 13

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

10.2 Employment Agreement between the Registrant and Dr. J. P. London dated August 17, 1995, is incorporated by reference from Exhibit 10.3 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.

10.3 Form of Stock Option Agreement between the Registrant and certain employees is incorporated by reference from Exhibit 10.6 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1991.

10.4 The Stock Purchase Agreement dated September 1, 1995, between the Registrant, CACI, Inc., Automated Sciences Group, Inc., and Conrad Hipkins, is incorporated by reference from Exhibit 10.5 of the Registrant's Annual Report of Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1996.

10.5 The Acquisition and Merger Agreement dated December 21, 1995, between the Registrant, IMS Technologies, Inc., and certain other parties, is incorporated by reference from Exhibit 10.6 of the Registrant's Annual Report of Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1996.

10.6 The Revolving Credit Agreement dated July 26, 1996, between the Registrant, NationsBank, N.A., and certain other parties, is incorporated by reference from Exhibit 10.7 of the Registrant's Annual Report of Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1996.

10.7 The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registration Statement on Form S-8 filed with the Commission on January 24, 1997.

(11) Computation of Earnings per Common and Common Equivalent Share.

(13) 1997 Annual Report to Shareholders, financial portions of which have been incorporated by reference into this Form 10-K.

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

(27) Financial Data Schedule

(b) - The Registrant filed a Current Report on 8-K on October 9, 1996, in which the Registrant reported that it had acquired the business and most of the assets of Sunset Resources, Inc.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of September, 1997.

                                       CACI International Inc


                                   By              /s/
                                      ----------------------------
                                              J. P. London
                                      Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signature               Title                             Date
---------               -----                             ----


        /s/             Chairman of the Board, President  September 8, 1997
----------------------  and Director                      -----------------
J. P. London            (Principal Executive Officer)


        /s/             Executive Vice President,         September 8, 1997
----------------------  Chief Financial Officer, and      -----------------
James P. Allen          Treasurer (Principal Financial
                        and Accounting Officer)

        /s/             Director                          September 8, 1997
----------------------                                    -----------------
Richard L. Leatherwood


        /s/             Director                          September 8, 1997
-----------------------                                   -----------------
Alan S. Parsow


        /s/             Director                          September 8, 1997
-----------------------                                   -----------------
Larry L. Pfirman


        /s/             Director                          September 8, 1997
-----------------------                                   -----------------
Warren R. Phillips


        /s/             Director                          September 8, 1997
----------------------                                    -----------------
Charles P. Revoile


        /s/             Director                          September 8, 1997
----------------------                                    -----------------
William B. Snyder


        /s/             Director                          September 8, 1997
----------------------                                    -----------------
Richard P. Sullivan


        /s/             Director                          September 8, 1997
----------------------                                    -----------------
John M. Toups