Form 10-Q
period 1997-09-30
CACI INTERNATIONAL INC /DE/
filed 1997-11-14
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 1997


                       Commission File Number 0-8401
                       -----------------------------

                            CACI International Inc
                         ----------------------------
                         (Exact name of registrant as
                           specified in its charter)

                                   Delaware
                       ---------------------------------
                        (State or other jurisdiction of
                         incorporation or organization)

                                  54-1345888
                      -----------------------------------
                      (I.R.S. Employer Identification No.)

                  1100 North Glebe Road, Arlington, VA 22201
                  -------------------------------------------
                    (Address of principal executive offices)

                               (703) 841-7800
                      -----------------------------------
                        (Registrant's telephone number,
                             including area code)

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class         Name of each exchange on which registered
   -------------------         -----------------------------------------
     None          None

Securities registered pursuant to Section 12(g) of the Act:

            CACI International Inc Common Stock, $0.10 par value
            -----------------------------------------------------
                          (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No      .
                                                    -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1997: CACI International Inc Common Stock, $0.10 par value, 10,731,000 shares.

               CACI INTERNATIONAL INC AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1997
           (Unaudited) and June 30, 1997

         Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 1997 and 1996

         Unaudited Consolidated Statements of Cash Flows for the Three Months Ended September 30, 1997 and 1996

         Notes to Unaudited Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations


PART II:  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

Item 5.  Forward Looking Statements

INDEX TO EXHIBITS

SIGNATURES

                                  PART 1

                          FINANCIAL INFORMATION
                          ---------------------

Item 1.  Financial Statements
-----------------------------

                  CACI INTERNATIONAL INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)

ASSETS


                                      September 30, 1997     June 30, 1997
                                      ------------------     -------------
Current assets                            (Unaudited)

  Cash and equivalents                    $  3,484            $  2,015
  Accounts receivable:
    Billed                                  59,428              59,294
    Unbilled                                11,959              11,549
                                           -------             -------
    Total accounts receivable               71,387              70,843
                                           -------             -------

  Income taxes receivable                      148               2,984
  Deferred income taxes                        112                 114
  Prepaid expenses and other                 3,083               3,576
                                           -------             -------
Total current assets                        78,214              79,532
                                           -------             -------

Property and equipment, net                 10,717              11,605

Accounts receivable, long term               7,207               7,015
Goodwill                                    15,163              15,459
Other assets                                 4,368               4,486
Deferred income taxes                          672                 763
                                           -------             -------

Total assets                              $116,341            $118,860
                                           =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses   $ 16,056            $ 19,854
  Accrued compensation and benefits         12,481              12,527
  Income taxes payable                       1,240                   -
  Deferred income taxes                      4,860               5,137
                                           -------             -------
Total current liabilities                   34,637              37,518
                                           -------             -------

Note payable, long-term                      7,000               8,800
Deferred rent expenses                       1,543               1,627
Deferred income taxes                          138                 141

Shareholders' equity
Common stock -
  $.10 par value, 40,000,000 shares
  authorized, 14,257,000 and 14,215,000
  shares issued                              1,426               1,422
Capital in excess of par                    10,979              10,595
Retained earnings                           75,132              72,700
Cumulative currency translation
  adjustments                                 (852)               (281)
Treasury stock, at cost
  (3,526,000 shares)                       (13,662)            (13,662)
                                           -------             -------
Total shareholders' equity                  73,023              70,774
                                           -------             -------
Total liabilities & shareholders' equity  $116,341            $118,860
                                           =======             =======

See notes to consolidated financial statements (unaudited).

                        CACI INTERNATIONAL INC AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (dollars in thousands, except per share data)


                                          Three Months Ended September 30,
                                          -------------------------------
                                          1997                       1996
                                          ----                       ----

Revenues                                $70,669                    $62,734

Costs and expenses
  Direct costs                           38,037                     32,084
  Indirect costs and selling expenses    26,439                     24,520
  Depreciation and amortization           2,025                      1,412
                                         ------                     ------
  Total operating expenses               66,501                     58,016
                                         ------                     ------

Income from operations                    4,168                      4,718

Interest expense                            245                        184
                                         ------                     ------
Income before income taxes                3,923                      4,534

Income taxes                              1,491                      1,836
                                         ------                     ------

Net income                              $ 2,432                    $ 2,698
                                         ======                     ======

Earnings per share                      $  0.22                    $  0.25
                                         ======                     ======

Weighted average shares outstanding      11,075                     10,891
                                         ======                     ======

See notes to consolidated financial statements (unaudited).



                        CACI INTERNATIONAL INC AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (dollars in thousands)



                                           Three Months Ended September 30,
                                           -------------------------------
                                                 1997                 1996
                                                 ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                     $ 2,432              $ 2,698
Reconciliation of net income to net
  cash provided by (used in)operating
  activities
    Depreciation and amortization                2,025                1,412
    Provision for deferred income taxes           (187)               1,232
    Gain on sale of property and equipment         (31)                   -

Changes in operating assets and liabilities
    Accounts receivable                           (645)                 702
    Prepaid expenses and other assets              483                 (192)
    Accounts payable and accrued expenses       (4,131)              (5,025)
    Accrued compensation and benefits              (35)              (1,712)
    Deferred rent expense                         (204)                (146)
    Income taxes (receivable) payable            4,112                  (18)
                                                ------               ------
Net cash (used in) provided by operating
  activities                                     3,819               (1,049)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment            (988)              (1,155)
Purchase of businesses                               -                 (118)
Proceeds from sale of property & equipment         402                    -
Acquisition deposit                                  -               (5,336)
Other                                             (279)                (127)
                                                ------               ------

Net cash used in investing activities             (865)              (6,736)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds under line-of-credit                   28,300               31,271
Payments under line-of-credit                  (30,100)             (24,258)
Proceeds from stock options                        388                1,090
                                                ------               ------
Net cash (used in) provided by financing
  activities                                    (1,412)               8,103

Effect of changes in currency rates on
  cash and equivalents                             (73)                  14
                                                ------               ------

Net increase in cash and equivalents             1,469                  332
Cash and equivalents, beginning of period        2,015                1,778
                                                ------               ------

Cash and equivalents, end of period            $ 3,484              $ 2,110
                                                ======               ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION


Cash (received) paid during the period
  for income taxes, net                        $(2,832)             $   111
                                                ======               ======
Interest paid during the period                $   175              $   119
                                                ======               ======

See notes to consolidated financial statements (unaudited).
                        CACI INTERNATIONAL INC AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1997.

B.  Accounts Receivable
    -------------------

Total accounts receivable are net of allowance for doubtful accounts of $3,075,000 and $2,988,000 at September 30, 1997, and June 30, 1997,
respectively.  Accounts receivable are classified as follows:

(Dollars in thousands)               September 30, 1997      June 30, 1997
                                     ------------------      -------------
Billed and billable receivables
  Billed receivables                      $52,003               $52,159
  Billable receivables at end of period     7,425                 7,135
                                           ------                ------
  Total billed receivables                 59,428                59,294

Unbilled receivables
  Unbilled pending receipt of contractual
    documents authorizing billing          11,634                11,374
  Unbilled retainages and fee withholds
    expected to be billed within the next
    12 months                                 325                   175
                                           ------                ------
                                           11,959                11,549

  Unbilled retainages and fee withholds
    expected to be billed beyond the next
    12 months                               7,207                 7,015
                                           ------                ------
  Total unbilled receivables               19,166                18,564
                                           ------                ------

Total accounts receivable                 $78,594               $77,858
                                           ======                ======

C.  Earnings per Share
    ------------------

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (EPS) which simplifies the standards for computing EPS previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. The Statement is effective for financial statements issued for periods ending after December 15, 1997. Had the following statement been effective for the quarter ended September 30, 1997 and 1996, earnings per share would have been presented as follows:

                                                  Three Months Ended
                                                     September 30,
                                                  ------------------
                                                  1997          1996
                                                  ----          ----

Earnings per common share                        $0.23         $0.26

Earnings per common share-assuming dilution      $0.22         $0.25


D.  Commitments and Contingencies
    -----------------------------

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company's operations and liquidity.

E.  Event Subsequent to September 30, 1997
    --------------------------------------

Effective November 1, 1997, the Company acquired the business and net assets of Government Systems, Inc. (GSI), a subsidiary of Infonet Services Corporation, a multinational communications network provider headquartered in El Segundo, California, for $28 million in cash, plus an additional $5.5 million to pay off existing debt of GSI. GSI delivers international communications and network-related services to meet the data networking needs of the U.S. Government and other organizations. These services include full implementation of dedicated private networks, integrated public and private networks, installation and maintenance, and network management and operations. GSI's major customers include the Department of Defense, the Federal Aviation Administration and Globalstar Limited Partnership. GSI's current annual revenues approximate $36 million. It is currently estimated that approximately $23 million of the purchase consideration will be allocated to goodwill, which will be amortized over 20 years.

In order to meet the financing requirements of the above acquisition, on October 28, 1997, the Company amended its existing credit facility extending its term from July 1, 1999 to July 1, 2000 and increasing the facility from $50 million to $70 million. All other significant terms and conditions remain the same.

As the acquisition took place in November 1997, it had no impact on the Company's results for the first quarter of FY 1998.


                          MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996


Revenues
--------

The table below sets forth the customer mix in revenues with related percentages of total revenues for the three months ended on September 30, 1997 (FY 1998) and September 30, 1996 (FY 1997), respectively:


(dollars in thousands, except as percents)

                                                  First Quarter
                                     --------------------------------------
                                           FY98                  FY97
                                     ----------------      ----------------

Department of Defense                $34,898    49.4%      $32,814    52.3%
Federal Civilian Agencies             19,796    28.0%       16,063    25.6%
Commercial                            14,263    20.2%       11,779    18.8%
State & Local Governments              1,712     2.4%        2,078     3.3%
                                      ------   -----        ------   -----
Total                                $70,669   100.0%      $62,734   100.0%
                                      ======   =====        ======   =====


During the three months ended September 30, 1997, the Company's total revenues increased by 12.6% or $7.9 million over the same period last year. The increase was primarily the result of the acquisition discussed herein, coupled with internal growth in federal civilian agencies and commercial sales.

Department of Defense (DoD) revenues increased 6% to $34.9 million. The increase was due to $5.0 million of revenues added from business acquired in the past year, partially offset by declines on several other DoD contracts.

Revenues from federal civilian agencies increased by 23% to $19.8 million, for the quarter. Federal civilian agencies revenues are primarily derived from Department of Justice (DoJ) litigation support efforts. These services are dependent on the level of DoJ litigation that the Company is supporting at any period of time and have fluctuated from quarter to quarter. For the quarter, DoJ revenues increased sharply to $15.0 million versus $11.9 million for the same period last year.

Commercial revenues increased by 21% or $2.5 million primarily as a result of increased demand for products and services of the Company's Marketing Systems Group in the United Kingdom. The nature of the Company's proprietary software products business, primarily its simulation product line and its market analysis products, is inherently less predictable than the Company's longer-term contract project work and financial results have fluctuated from quarter to quarter.

Results of Operations
---------------------

The following table sets forth the relative percentage that certain items of expense and earnings bear to revenues for the three months ending September 30, 1997 and September 30, 1996, respectively.

      (Dollars in thousands, except as percents)
                                                             Percentage
                                    Dollar Amount            of Revenues
                                  -----------------       -----------------
                                   FY98       FY97         FY98       FY97
                                  ------     ------       ------     ------

Revenues                         $70,669    $62,734       100.0%     100.0%
Costs and expenses:
  Direct costs                    38,037     32,084        53.8       51.1
  Indirect costs                  26,439     24,520        37.4       39.1
  Depreciation & amortization      2,025      1,412         2.9        2.3
                                  ------     ------        ----       ----
Total operating expenses          66,501     58,016        94.1       92.5

Income from operations             4,168      4,718         5.9        7.5
Interest expense                     245        184         0.4        0.3
                                  ------     ------        ----       ----
Earnings before income taxes       3,923      4,534         5.5        7.2
Income taxes                       1,491      1,836         2.1        2.9
                                  ------     ------        ----       ----
Net income                       $ 2,432    $ 2,698         3.4%       4.3%
                                  ======     ======        ====       ====

Compared with the first quarter of FY 1997, operating income decreased by $0.5 million from $4.7 million to $4.2 million. Higher earnings a year ago were the result of a $0.5 million pretax gain from a favorable settlement of prior indirect cost rates that had been subject to routine audits by the U.S. Government. After adjusting for this item, operating margins were 6.7% in FY 1997. The reduced margins in FY 1998 were also the result of lower license sales in the current year.

For the quarter, direct costs increased by $6.0 million, or 18.6%, largely due to the increases in revenues. Direct costs include direct labor and other direct costs (i.e. non-labor direct cost) which are generally passed to the customer without significant mark-up. Direct labor, the principal driver of profit-bearing revenues, increased by 9.9% in the first quarter of FY 1998 versus the same period last year. Other direct costs, which historically have larger quarter to quarter variances, increased by approximately $3.8 million or 36.5%.

Indirect costs include fringe benefits, indirect labor, marketing and bid & proposal costs, and other discretionary costs. Fringe benefits, representing the largest category of indirect expenses, increased proportionally to the total labor costs. Primarily as a result of increased revenues and related direct labor, total indirect costs increased by $1.9 million or 7.8% for the quarter.

Depreciation and amortization expense increased $0.6 million for the quarter, primarily the result of an increased level of fixed asset purchases made during the last half of FY 1997 (principally computing and network equipment) and from additional goodwill amortization related to acquisitions.

Interest expense of $245,000 reflects a $61,000 increase over the same quarter last year and is largely the result of the $1.5 million increase in average borrowings from $11.0 million to $12.5 million, for the respective quarters in 1997 and 1998.

The effective income tax rate for the quarter and the first six months was 38.0% versus 40.5% for the same period last year. The decrease in the effective tax rate is primarily the result of a lower effective state income tax rate.

Liquidity and Capital Resources
-------------------------------

For the first three months of FY 1998, operations provided $3.8 million of cash compared with a use of cash of $1.0 million during the same period last year. The increase is primarily due to current period refund of an overpayment of income taxes in FY 1997.

Investing activities used cash of approximately $0.9 million during the three months ended September 30, 1997, versus $6.7 million for the same period last year. During the three months ended September 30, 1997, $5.3 million was used for the Sunset Resources, Inc. (SRI) acquisition. During both periods, the remainder of the investments were for the purchase of office and computer-related equipment for use in the performance of contracts and for increased efficiency in the Company's administration.

During the three months ended September 30, 1997, the Company's financing activities used cash of approximately $1.4 million as cash flow from operations was used to reduce borrowings. Last year's financing activities provided cash primarily from additional borrowings to fund the above $5.3 million SRI acquisition payment and reduce accrued compensation benefits.

As discussed in Note E, "Event Subsequent to September 30, 1997", to the Notes of the Consolidated Financial Statements, on November 1, 1997, the Company completed its acquisition of the business and most of the assets of Government Systems, Inc., a subsidiary of Infonet Services Corporation, a multinational communications network provider headquartered in El Segundo, California, for approximately $33.5 million. The acquisition was financed with borrowings under the existing line of credit, as amended on October 28, 1997. The amendment increases the U.S. credit facility from a $50 million to a $70 million unsecured facility and extends the term through July 1, 2000. The Company also maintains a 500,000 pound sterling unsecured line of credit in London, England, which expires in December 1997. At September 30, 1997, the Company had approximately $44 million available for borrowing under its lines of credit. On November 3, 1997, the next business day after the GSI acquisition and after the financing amendment, the Company had approximately $30 million available for borrowing under its lines of credit. Accordingly, the Company believes that the combination of internally generated funds, available credit and cash on hand will provide the required liquidity and capital resources for the foreseeable future.
                                   PART II

                              OTHER INFORMATION
                              -----------------

Item 1. Legal Proceedings
-------------------------

Ceridian Corporation v. CACI Systems Integration Inc
----------------------------------------------------

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the period ending June 30, 1997, for the most recently filed information concerning the suit filed on October 6, 1995 by Ceridian Corporation (Ceridian) in the District Court for Hennepin County, Minnesota, against Registrant's wholly-owned subsidiary, CACI Systems Integration Inc. (CACI), alleging breach of contract, breach of warranty, and repudiation by CACI in connection with a contract for the development of a manufacturing system. In January 1996, CACI filed its answer and counterclaims, denying Ceridian's allegations and seeking damages from Ceridian for breach of contract, intentional and negligent misrepresentation, and tortious interference with contract.

Since the filing of the Registrant's report indicated above, the parties have almost completed discovery and the court has ruled on pre-trial motions. A court-ordered mediation is scheduled for November 12-14, 1997. No trial date has been set.

CACI, INC. - FEDERAL v. Arizona Department of Transportation
------------------------------------------------------------

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the period ending June 30, 1997, for the most recently filed information concerning the lawsuit filed on June 25, 1996, by CACI, INC.-FEDERAL (CACI), the Registrant's wholly-owned subsidiary, in Superior Court for Maricopa County, Arizona, against the Arizona Department of Transportation (ADOT). This suit seeks the following: (i) a declaratory judgment that the disputes procedure mandated by the Arizona Procurement Code is unconstitutional; (ii) a declaratory judgment that ADOT cannot assert claims against CACI under the mandated disputes procedure; (iii) a declaratory judgment that ADOT is not entitled to recover consequential damages in connection with the dispute; (iv) $2,938,990 plus interest in breach of contract damages; (v) the return of CACI property seized by ADOT in connection with the termination of the contract; and (vi) lawyers' fees.

Since the filing of Registrant's report indicated above, the case has been placed on the inactive calendar pending completion of discovery and case preparation over what is estimated to be a nine (9) month period.

Item 5. Other Information - Forward Looking Statements
------------------------------------------------------

This filing may contain "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements concerning expectations of the Company's future performance in terms of revenues and earnings. The Company cautions investors that there can be no assurance that actual results will not differ materially from those projected or suggested in such forward-looking statements. Factors which could cause a material difference in results include, but are not limited to, the following: regional and national economic conditions; changes in interest rates; changes in government spending policies and/or decisions concerning specific programs; individual business decisions of customers and clients; developments in technology; competitive factors and pricing pressures; acts of God; changes in government laws or regulations; continued improvements in the productivity of document coding services for the Department of Justice; profitability of our Marketing Systems Group; unusually intense competition for employees with cutting-edge technical skills; and our own ability to manage the business to achieve forecast results.

                  CACI INTERNATIONAL INC AND SUBSIDIARIES

                              INDEX TO EXHIBITS




Exhibit
Number      Title
-----       -----

  11        Computation of Earnings per Common and
              Common Equivalent Share

  27        Financial Data Schedule

                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         CACI International Inc
                               -------------------------------------------
                                              (Registrant)



                                       /s/
Date:  November 14, 1997   By: -------------------------------------------
                               Dr. J.P. London
                               Chairman of the Board,
                               President, and Director
                               (Principal Executive Officer)


                                       /s/
Date:  November 14, 1997   By: -------------------------------------------
                               James P. Allen
                               Executive Vice President,
                               Chief Financial Officer, and Treasurer
                               (Principal Financial and Accounting Officer)