Form 10-Q
period 1997-12-31
CACI INTERNATIONAL INC /DE/
filed 1998-02-13
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended December 31, 1997


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1997: CACI International Inc Common Stock, $0.10 par value, 10,763,000 shares.

                   CACI INTERNATIONAL INC AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


         Unaudited Condensed Consolidated Statements of Operations for the
          Three Months Ended December 31, 1997 and 1996

         Unaudited Condensed Consolidated Statements of Operations for the
          Six Months Ended December 31, 1997 and 1996

         Unaudited Condensed Consolidated Balance Sheets as of December 31,
          1997 and June 30, 1997

         Unaudited Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended December 31, 1997 and 1996

         Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

Item 5.  Forward Looking Statements


SIGNATURES


INDEX TO EXHIBITS

                                   PART 1

                            FINANCIAL INFORMATION
                            ---------------------

ITEM 1.  FINANCIAL STATEMENTS


                   CACI INTERNATIONAL INC AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (dollars in thousands, except per share data)

                                      Three Months Ended December 31,
                                            1997           1996
                                      -------------------------------

Revenues                                  $79,145         $68,821

Costs and expenses
  Direct costs                             42,550          36,113
  Indirect costs and selling expenses      29,151          26,093
  Depreciation and amortization             2,341           1,556
                                           ------          ------
  Total operating expenses                 74,042          63,762
                                           ------          ------

Income from operations                      5,103           5,059

Interest expense                              472             277
                                           ------          ------

Income before income taxes                  4,631           4,782

Income taxes                                1,759           1,936
                                           ------          ------

Net income                                $ 2,872         $ 2,846
                                           ======          ======

EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:

Basic earnings per share                  $  0.27         $  0.27
                                           ======          ======

Diluted earnings per share                $  0.26         $  0.26
                                           ======          ======

Average number shares outstanding          10,755          10,405
                                           ======          ======

Average number shares and
  equivalent shares outstanding            11,127          10,978
                                           ======          ======

See notes to condensed consolidated financial statements (unaudited).

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (dollars in thousands, except per share data)


                                       Six Months Ended December 31,
                                            1997          1996
                                       -----------------------------

Revenues                                 $149,814        $131,555

Costs and expenses
  Direct costs                             80,587          68,197
  Indirect costs and selling expenses      55,590          50,613
  Depreciation and amortization             4,366           2,968
                                          -------         -------

  Total operating expenses                140,543         121,778
                                          -------         -------

Income from operations                      9,271           9,777

Interest expense                              717             461
                                          -------         -------

Income before income taxes                  8,554           9,316

Income taxes                                3,250           3,772
                                          -------         -------

Net income                               $  5,304        $  5,544
                                          =======         =======

EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:

Basic earnings per share                 $   0.49        $   0.54
                                          =======         =======

Diluted earnings per share               $   0.48        $   0.51
                                          =======         =======

Average number shares outstanding          10,730          10,352
                                          =======         =======

Average number shares and
  equivalent shares outstanding            11,101          10,925
                                          =======         =======

See notes to condensed consolidated financial statements (unaudited).

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                           (dollars in thousands)

ASSETS

                                      December 31, 1997       June 30, 1997
                                      -----------------       -------------
Current assets
  Cash and equivalents                     $  1,368             $  2,015
  Accounts receivable:
    Billed                                   73,717               59,294
    Unbilled                                 10,943               11,549
                                            -------              -------
    Total accounts receivable                84,660               70,843
                                            -------              -------

  Income taxes receivable                       148                2,984
  Deferred income taxes                         114                  114
  Prepaid expenses and other                  2,980                3,576
  Current portion of deferred
    contract costs                            3,312                    -
                                            -------              -------
  Total current assets                       92,582               79,532
                                            -------              -------

Property and equipment, net                  10,762               11,605

Accounts receivable, long term                7,429                7,015
Deferred contract costs, long term            1,001                    -
Goodwill                                     37,901               15,459
Other assets                                  5,663                4,486
Deferred income taxes                           701                  763
                                            -------              -------

Total assets                               $156,039             $118,860
                                            =======              =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable & accrued expenses      $ 20,958             $ 19,854
  Accrued compensation & benefits            14,211               12,527
  Income taxes payable                          446                    -
  Deferred income taxes                       5,387                5,137
                                            -------              -------
Total current liabilities                    41,002               37,518
                                            -------              -------

Note payable, long-term                      36,900                8,800
Deferred rent expenses                        1,458                1,627
Deferred income taxes                           140                  141

Shareholders' equity

Common stock -
  $.10 par value, 40,000,000
    shares authorized, 14,289,000
    & 14,215,000 shares issued                1,429                1,422

Capital in excess of par                     11,304               10,595

Retained earnings                            78,004               72,700

Cumulative currency
  translation adjustments                      (536)                (281)

Treasury stock, at cost
  (3,526,000 shares)                        (13,662)             (13,662)
                                            -------              -------
Total shareholders' equity                   76,539               70,774
                                            -------              -------
Total liabilities & shareholders' equity   $156,039             $118,860
                                            =======              =======

See notes to condensed consolidated financial statements (unaudited).

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (dollars in thousands)

                                            Six Months Ended December 31,
                                                 1997          1996
                                            -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                     $  5,304       $  5,544
Reconciliation of net income to net
  cash provided by operating activities
   Depreciation and amortization                  4,366          2,968
   Provision for deferred income taxes              312            703
   Gain on sale of property & equipment             (32)             -

Changes in operating assets & liabilities
  Accounts receivable                            (4,487)        (3,829)
  Prepaid expenses & other assets                   851             26
  Accounts payable & accrued expenses            (1,709)        (2,393)
  Accrued compensation & benefits                 1,172         (1,779)
  Deferred rent expense                            (455)          (268)
  Income taxes receivable                         3,307            144
                                                -------        -------

Net cash provided by operating activities         8,629          1,116
                                                -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property & equipment             (2,207)        (2,711)
Purchase of businesses                          (36,154)        (5,645)
Proceeds from sale of property & equipment          382              -
Other                                              (105)           (59)
                                                -------        -------

Net cash used in investing activities           (38,084)        (8,415)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds under line-of-credit                    90,000         58,372
Payments under line-of-credit                   (61,900)       (52,459)
Proceeds from stock options                         716          2,070
                                                -------        -------

Net cash provided by financing activities        28,816          7,983

Effect of changes in currency
  rates on cash & equivalents                        (8)           117
                                                -------        -------

Net (decrease) increase in
  cash & equivalents                               (647)           801
Cash & equivalents, beginning of period            2015          1,776
                                                -------        -------

Cash & equivalents, end of period              $  1,368       $  2,577
                                                =======        =======

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

Cash (received) paid during the period
  for income taxes, net                        $   (867)      $  1,659
                                                =======        =======

Interest paid during the period                $    502       $    362
                                                =======        =======

See notes to condensed consolidated financial statements (unaudited).

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.  Basis of Presentation
-------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1997.

B. Accounts Receivable
----------------------

Total accounts receivable are net of allowance for doubtful accounts of $3,248,000 and $2,988,000 at December 31, 1997, and June 30, 1997,
respectively.  Accounts receivable are classified as follows:

   (Dollars in thousands)                  December 31, 1997  June 30, 1997
                                           -----------------  -------------

   Billed & billable receivables
     Billed receivables                          $66,751         $52,159
     Billable receivables at end of period         6,966           7,135
                                                  ------          ------
     Total billed receivables                     73,717          59,294

   Unbilled receivables
     Unbilled pending receipt of
       contractual documents
       authorizing billing                        10,755          11,374
     Unbilled retainages & fee
       withholds expected to be billed
       within the next 12 months                     188             175
                                                  ------          ------
                                                  10,943          11,549

     Unbilled retainages &
       fee withholds expected to be
       billed beyond the next 12 months            7,429           7,015
                                                  ------          ------
     Total unbilled receivables                   18,372          18,564
                                                  ------
------
   Total accounts receivable                     $92,089         $77,858
                                                  ======          ======

C.  Deferred Contract Costs
---------------------------

Deferred contract costs include the cost of equipment acquired by the Company to provide communications services under contract. The costs are charged to expense as the associated service revenues are billed to the customer. Approximately $3.3 million is recorded as a current asset as this represents the amount to be recovered within the next twelve months.

D.  Earnings per Share
----------------------

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share"
(EPS) which simplifies the standards for computing EPS previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. SFAS No. 128 became effective for this reporting period and therefore, all prior periods presented have been restated in conformity with this Statement.

The table below reconciles the effect that potentially dilutive securities have on earnings per share.


                                                    Three Months
Ended          Six Months Ended
                                                       December
31,                December 31,
                                                    1997
1996          1997         1996
                                                  ---------------------
--------------------
     Net Income                                   $ 2,872       $ 2,846
$ 5,304      $ 5,544
                                                   ======        ======
======       ======

     Average shares outstanding                    10,755        10,405
10,730       10,352

     Basic earnings per share                     $  0.27       $  0.27
$  0.49      $  0.54
                                                   ======        ======
======       ======

     Net Income                                   $ 2,872       $ 2,846
$ 5,304      $ 5,544
                                                   ======        ======
======       ======

     Average share outstanding                     10,755        10,405
10,730       10,352

     Dilutive effect of stock options after
        application of treasury stock method          372
573           371          573
                                                   ------        ------
------       ------

     Average & equivalent shares outstanding       11,127        10,978
11,101       10,925
                                                   ======        ======
======       ======

     Diluted earnings per share                   $  0.26       $  0.26
$  0.48      $  0.51
                                                   ======        ======
======       ======

E. Commitments and Contingencies
--------------------------------

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company's operations and liquidity.

F.  Acquisitions
----------------

On November 1, 1997, the Company acquired the business and net assets of Government Systems, Inc. ("GSI"), a subsidiary of Infonet Services Corporation, a multinational communications network provider headquartered in El Segundo, California, for $28 million in cash, plus an additional $5.5 million to pay off existing debt of GSI, which has been recorded using the purchase method of accounting. GSI delivers international communications and network-related services to meet the data networking needs of the U.S. Government and other organizations. These services include full implementation of dedicated private networks, integrated public and private networks, network installation, maintenance, and management and operations. GSI's major customers include the Department of Defense, the Federal Aviation Administration and Globalstar Limited Partnership. GSI's annual revenues, prior to acquisition, approximated $36 million. Approximately $23 million of the purchase consideration has been preliminarily allocated to goodwill, based upon the excess purchase price over the estimated fair value of net assets acquired, and will be amortized over 20 years. The preliminary purchase price allocation may change during the year ending June 30, 1998 as additional information concerning the net asset valuation is obtained. GSI contributed revenues of $4.7 million for the period from November 1, 1997 to December 31, 1997.

In order to meet the financing requirements of the above acquisition, on October 28, 1997, the Company amended its existing credit facility, extending its term from July 1, 1999 to July 1, 2000 and increasing the facility from $50 million to $70 million. All other significant terms and conditions remain the same.

Also in November 1997, CACI Limited in London, England acquired 100% of the share capital of AnaData Limited ("AnaData"), which was recorded under the purchase method of accounting. The total consideration paid was $1.9 million in cash, which was financed from CACI Limited's working capital. AnaData develops and markets software products for managing marketing databases, and historically generated annual revenues of approximately $2.5 million. Based upon estimated fair values, $1 million of the purchase consideration has been allocated to software intellectual property rights which will be amortized over five years, and $0.4 million has been allocated to goodwill which will be amortized over 10 years. In November and December of FY 1998, the AnaData business contributed $0.3 million in revenue.

G.  Recent Pronouncements
-------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income" (" SFAS No. 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for the reporting and presenting of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments and the related disclosures about products and services, geographic area, and major customers. Both statements are effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company is currently reviewing what effect the new standards will have on future reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Three and Six Months Ended December 31, 1997 and 1996.
--------------------------------------------------------------------------

Revenues
--------

The table below sets forth the customer mix in revenues with related percentages of total revenues for the three months ended on December 31, 1997 (FY 1998) and December 31, 1996 (FY 1997), respectively:


(Dollars in thousands, except as percents)

                                             Second
Quarter                          First Six Months
                                        FY98
FY97                 FY98                 FY97
                                 ----------------    ----------------
-----------------    -----------------
Department of Defense            $39,200    49.5%    $35,671    51.8%    $
75,547    50.4%    $ 68,485    52.1%
Federal Civilian Agencies         21,280    26.9%     16,327    23.7%
39,627    26.5%      32,390    24.6%
Commercial                        16,850    21.3%     14,822    21.6%
31,113    20.8%      26,601    20.2%
State & Local Governments          1,815     2.3%      2,001     2.9%
3,527     2.3%       4,079     3.1%
                                  ------   ------     ------   ------
-------   ------     -------   ------
Total                            $79,145   100.0%    $68,821   100.0%
$149,814   100.0%    $131,555   100.0%

For the three months ("quarter") and six months ended December 31, 1997, the Company's total revenues increased by 15%, or $10.3 million, and by 14%, or $18.3 million, respectively, over the same periods last year. The increases were primarily the result of the acquisitions described below and increases in sales to commercial customers and to Federal civilian agencies.

On November 1, 1997, the Company acquired the business and net assets of Government Systems, Inc. ("GSI") which contributed approximately $4.7 million of incremental revenues for the three and six months ended December 31, 1997. In the prior year, the Company purchased the net assets of Sunset Resources, Inc. ("SRI") on October 1, 1996, which generated incremental revenues of $4.4 million for the first three months of FY 1998.

Revenues from the Department of Defense ("DoD") increased 10%, or $3.5 million, for the quarter, and 10.3%, or $7.0 million, for the first six months. The GSI and SRI acquisitions accounted for $2.1 million and $4.3 million of the growth, respectively. The additional increase in revenues is due to higher-volume task orders for logistic services, software integration and testing services to DoD customers.

Federal civilian agencies revenue is primarily derived from the Department of Justice ("DoJ") litigation support efforts. These services are dependent on the level of DoJ litigation that the Company is supporting at any period of time and have fluctuated from quarter to quarter. DoJ revenue for the second quarter of FY 1998 increased approximately 24% to $14.6 million versus $11.8 million for the same period last year due to greater volume on several large cases. For the first six months of FY 1998, revenue from DoJ was $29.6 million compared to $23.7 million for the same period last year. In addition, revenues from Federal civilian agencies rose $2.2 million as a result of the GSI acquisition.

During the quarter and six months ended December 31, 1997, commercial revenues increased by 14%, or $2.0 million, and 17%, or $4.5 million, respectively, over the same periods last year. These increases are primarily the result of growth in sales of territory optimization and marketing analysis software products and services in the United Kingdom coupled with growth in Year 2000 software renovation services. The nature of the Company's proprietary software products business is inherently less predictable than the Company's longer-term contract work with the Federal Government and may fluctuate from quarter to quarter.

The following table sets forth the relative percentage that certain items of expense and earnings bear to revenues for the quarter and six months ended December 31, 1997 and December 31, 1996, respectively.


                                         Dollar Amount (in
thousands)                     Percentage of Revenue
                                    Second Quarter         First Six
Months         Second Quarter      First Six Months
                                   FY98        FY97        FY98
FY97        FY98       FY97      FY98      FY97
                                 -------     -------     --------
--------     ------     ------    ------    ------
Revenues                         $79,145     $68,821     $149,814
$131,555     100.0%     100.0%    100.0%    100.0%


Costs &
expenses:

   Direct costs                   42,550      36,113       80,587
68,197      53.8%      52.5%     53.8%     51.8%
   Indirect costs                 29,151      26,093       55,590
50,613      36.8%      37.9%     37.1%     38.5%
   Depreciation & amortization     2,341       1,556        4,366
2,968       3.0%       2.3%      2.9%      2.3%
                                  ------      ------      -------
-------     ------     ------    ------    ------
Total operating expenses          74,042      63,762      140,543
121,778      93.6%      92.7%     93.8%     92.6%
                                  ======      ======      =======
=======     ======     ======    ======    ======


Income from operations             5,103       5,059        9,271
9,777       6.4%       7.3%      6.2%      7.4%
Interest expense                     472         277          717
461       0.6%       0.4%      0.5%      0.3%
                                  ------      ------      -------
-------     ------     ------    ------    ------
Earnings before income taxes       4,631       4,782        8,554
9,316       5.8%       6.9%      5.7%      7.1%
Income taxes                       1,759       1,936        3,250
3,772       2.2%       2.8%      2.2%      2.9%
                                  ------      ------      -------
-------     ------     ------    ------    ------
Net income                       $ 2,872     $ 2,846     $  5,304     $
5,544       3.6%       4.1%      3.5%      4.2%
                                  ======      ======      =======
=======     ======     ======    ======    ======

Income From Operations
----------------------

Income from operations decreased $0.5 million for the first six months of FY 1998 as compared to the same period in FY 1997. The higher earnings a year ago were the result of a $0.5 million pretax gain from a favorable settlement of prior indirect cost rate that had been subject to routine audit by the U.S. Government. As a percentage of revenues, income from operations decreased for the quarter and for the first six months ended December 31, 1997, as compared to the same periods in the previous year. This decrease was due to the favorable rate settlement, discussed above, as well as additional depreciation and amortization charges incurred on both capital expenditures and the goodwill recorded as a result of the GSI acquisition.

Direct costs, as a percentage of revenues, increased to 53.8% for the second quarter of FY 1998 as compared to 52.5% for the same period in the prior year. This was directly attributable to the GSI acquisition, which contributed revenues earned on a higher proportion of other direct costs to total direct costs. For the six months ended December 31, 1997, GSI and SRI operations contributed $5.4 million of incremental other direct costs which accounts for the 2% increase, as a percentage of revenues, for the first six months of FY 1998 versus FY 1997.

Indirect costs include fringe benefits, indirect labor, marketing, and bid and proposal costs, and other discretionary costs. The increases in indirect costs in FY 1998 have been in proportion to increases in direct labor and the revenues associated with the direct labor. Indirect costs have declined as a percentage of total revenues because of the effect on total revenues of higher other direct costs as noted above.

The increase in depreciation and amortization of $0.8 million for both the quarter and the six months, is primarily attributable to the acquisitions discussed above which resulted in additional goodwill of $26.4 million. In addition, the Company has purchased $6.0 million of property and equipment since January 1, 1997, in order to support the increased number of professionals within the Company.

Interest Expense
----------------

Interest expense has increased by $0.2 million and $0.3 million for the quarter and six months ended December 31, 1997, respectively, as compared to the same periods in the previous year. This is directly attributable to the increased borrowings of $33.5 million necessary to complete the GSI acquisition.

Income Taxes
------------

The effective income tax rate for the quarter and the six months ended December 31, 1997 was 38% versus 40.5% for the same periods last year. The decrease is primarily the result of a lower effective state income tax rate.

Net Income
----------

Net income increased slightly to $2.8 million for the quarter and decreased 4% to $5.3 million for the six months of FY 1998, as compared to the same periods in the previous year for the various reasons discussed above.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's positive cash flow from operations and available credit facilities provided adequate liquidity and working capital to fully fund the Company's operational needs and support the acquisition activities. Working capital was $51.6 million and $42.0 million as of December 31, and June 30, 1997, respectively. The increase in working capital in the first six months of FY 1998 is primarily related to the GSI acquisition. Operating activities provided cash of $8.6 million and $1.1 million for the six months ended December 31, 1997 and 1996, respectively. The increase in cash provided by operating activities is primarily due to the receipt of $3.3 million in income tax refunds, $2.9 million less in the timing of funds disbursed for accrued compensation and $0.6 million less in timing requirements for disbursements to vendors in the ordinary course of business.

The Company used $38.1 million in investing activities for the six months ended December 31,1997, versus $8.4 million for the same period a year ago. This is due primarily to the GSI acquisition for $33.5 million.

The Company financed its investing activities from operating cash flows and from a net increase in borrowings under its line of credit of $28.1 million.

On October 28, 1997, the Company increased its unsecured revolving credit agreement from $50 million to $70 million and extended the term to July 1, 2000. The Company also maintains a 500,000 pound sterling unsecured line of credit in London, England, which expires in November 1998. At December 31, 1997, the Company had approximately $33.9 million available for borrowings under its lines of credit. Accordingly, the Company believes that the combination of internally generated funds, available credit and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

                                   PART II

OTHER INFORMATION
-----------------

ITEM 1. LEGAL PROCEEDINGS

Ceridian Corporation v. CACI Systems Integration Inc.
-----------------------------------------------------

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1997, for the most recently filed information concerning the suit field on October 6, 1995 by Ceridian Corporation ("Ceridian") in the District Court for Hennepin County, Minnesota, against Registrant's wholly-owned subsidiary, CACI Systems Integration Inc. ("CACI"), alleging breach of contract, breach of warranty, and repudiation by CACI in connection with a contract for the development of a manufacturing system. In January 1996, CACI filed its answer and counterclaims, denying Ceridian's allegations and seeking damages from Ceridian for breach of contract, intentional and negligent misrepresentation, and tortious interference with contract.

Since the filing of the Registrant's report indicated above, the case was settled pursuant to a confidential settlement agreement on terms satisfactory to the Company.

CACI, INC.-FEDERAL v. Arizona Department of Transportation
----------------------------------------------------------

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1997, for the most recently filed information concerning the lawsuit filed on June 25, 1996, by CACI, INC.-FEDERAL ("CACI"), the Registrant's wholly-owned subsidiary, in Superior Court for Maricopa County, Arizona, against the Arizona Department of Transportation ("ADOT"). This suit seeks the following:
(i) a declaratory judgment that the disputes procedure mandated by the Arizona Procurement Code is unconstitutional; (ii) a declaratory judgment that ADOT cannot assert claims against CACI under the mandated disputes procedure; (iii) a declaratory judgment that ADOT is not entitled to recover consequential damages in connection with the dispute; (iv) $2,938,990 plus interest in breach of contract damages; (v) the return of CACI property seized by ADOT in connection with the termination of the contract; and (vi) lawyers' fees.

Since the filing of Registrant's report indicated above, the parties have been conducting discovery and exploring the possibility of settlement.


ITEM 5.  OTHER INFORMATION-FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain statements included in "Liquidity and Capital Resources" and information contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, which should be read in conjunction with this Quarterly Report, may be considered forward-looking. The Company cautions investors that there can be no assurance that actual results will not differ materially from those projected or suggested in such forward-looking statements. Factors which could cause a material difference in results include, but are not limited to, the following: changes in government spending policies and/or decisions concerning specific programs, individual business decisions of customers and clients; developments in technology; competitive factors and pricing pressures; changes in government laws or regulations; unusually intense competition for employees with cutting-edge technical skills; and our ability to manage the business to achieve forecast results.

                   CACI INTERNATIONAL INC AND SUBSIDIARIES

                              INDEX TO EXHIBITS



Exhibit
Number                            Title
-------    ---------------------------------------------------

   11      Computation of Basic and Diluted Earnings Per Share

   27      Financial Data Schedule

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          CACI International Inc
                                 -------------------------------------
                                                (Registrant)




Date:  February 13, 1998      By:                /s/
                                 -------------------------------------
                                 Dr. J.P. London
                                 Chairman of the Board,
                                 Chief Executive Officer, and Director
                                 (Principal Executive Officer)


Date:  February 13, 1998      By:               /s/
                                 -------------------------------------
                                 James P. Allen
                                 Executive Vice President,
                                 Chief Financial Officer, and Treasurer
                                 (Principal Financial and Accounting Officer)