Form 10-Q
period 1998-03-31
CACI INTERNATIONAL INC /DE/
filed 1998-05-14
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1998

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

                                  54-1345888

----------------------------------------
(I.R.S. Employer Identification No.)

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
                                       ----   ----
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1998: CACI International Inc Common Stock, $0.10 par value, 10,817,000 shares.
PAGE

                     CACI INTERNATIONAL INC AND SUBSIDIARIES

PART I:  FINANCIAL
INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 1998 and 1997

         Unaudited Condensed Consolidated Statements of Operations for
the               Nine Month Ended March 31, 1998 and 1997

         Unaudited Condensed Consolidated Balance Sheets as of March 31,
1998            and June 30, 1997

         Unaudited Condensed Consolidated Statements of Cash Flows for
the               Nine Months Ended March 31, 1998 and 1997

         Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 5.   Forward Looking Statements

INDEX TO EXHIBITS

SIGNATURES
PAGE

                                     PART 1

                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                      CACI INTERNATIONAL INC AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (in thousands, except per share data)


                                               Three Months Ended March 31,
                                                1998                   1997
                                              -------                --------
Revenues                                      $85,239                $70,907

Costs and expenses
   Direct costs                                47,328                 39,137
   Indirect costs and selling expenses         30,449                 24,594
   Depreciation and amortization                2,116                  1,857
                                               ------                 ------
   Total operating expenses                    79,893                 65,588
                                               ------                 ------
Income from operations                          5,346                  5,319

Interest expense                                  627                    428
                                               ------                 ------
Income before income taxes                      4,719                  4,891

Income taxes                                    1,613                  1,912
                                               ------                 ------
Net income                                     $3,106                 $2,979
                                               ======
======
EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:

Basic earnings per share                       $ 0.29                 $ 0.28
                                               ======                 ======
Diluted earnings per share                     $ 0.28                 $ 0.27
                                               ======                 ======
Average shares outstanding                     10,813                 10,633
                                               ======                 ======
Average and equivalent shares outstanding      11,199                 11,075
                                               ======                 ======

See notes to condensed consolidated financial statements (unaudited).
PAGE

                     CACI INTERNATIONAL INC AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                              Nine Months Ended March 31,
                                           1998                      1997
                                         -------                   -------
Revenues                                $235,053                  $202,462

Costs and expenses
  Direct costs                           127,915                   107,334
  Indirect costs and selling expenses     86,039                    75,207
  Depreciation and amortization            6,482                     4,825
                                         -------                   -------
  Total operating expenses               220,436                   187,366
                                         -------                   -------
Income from operations                    14,617                    15,096

Interest expense                           1,344                       889
                                         -------                   -------
Income before income taxes                13,273                    14,207

Income taxes                               4,863                     5,684
                                         -------                   -------
Net income                                $8,410                    $8,523
                                         =======                   =======
EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:

Basic earnings per share                   $0.78                     $0.82
                                         =======                   =======
Diluted earnings per share                 $0.76                     $0.78
                                         =======                   =======
Average shares outstanding                10,758                    10,445
                                         =======                   =======
Average & equivalent shares outstanding   11,134                    10,981
                                         =======                   =======
See notes to condensed consolidated financial statements (unaudited).
PAGE

                      CACI INTERNATIONAL INC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (dollars in thousands)

                                    March 31, 1998           June 30, 1997
                                   ----------------         ---------------
ASSETS
Current assets
  Cash & equivalents                   $  1,498                  $  2,015
  Accounts receivable:
      Billed                             74,395                    59,294
      Unbilled                           11,165                    11,549
                                        -------
-------            Total accounts receivable
85,560                    70,843
                                        -------
-------        Income taxes
-                     2,984        Deferred income taxes
114                       114
  Prepaid expenses and other              2,957                     3,576
  Current portion of deferred
  contract costs                          2,609
-                                              -------
-------
Total current assets                     92,738                    79,532
                                        -------                   -------
Property and equipment, net              11,511                    11,605

Accounts receivable, long term            6,034                     7,015
Deferred contract costs, long term          206                         -
Goodwill                                 38,013                    15,459
Other assets                              5,637                     4,486
Deferred income taxes                       719                       763
                                        -------                   -------
Total assets                          $ 154,858                 $ 118,860
                                        =======                   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable & accrued expenses $  20,545                 $  19,854
  Accrued compensation and benefits      15,871                    12,527
  Income taxes payable                      820                         -
  Deferred income taxes                   4,230                     5,137
                                        -------                   -------
Total current liabilities                41,466                    37,518
                                        -------                   -------
Note payable, long-term                  31,100                     8,800
Deferred rent expenses                    1,373                     1,627
Deferred income taxes                       142                       141

Shareholders' equity
Common stock -
 $.10 par value, 40,000,000 shares
 authorized, 14,343,000 and
 14,215,000 shares issued                 1,434                     1,422
Capital in excess of par                 11,993                    10,595
Retained earnings                        81,110                    72,700
Cumulative currency translation
adjustments                                 (98)                     (281)
Treasury stock, at cost
(3,526,000 shares)                      (13,662)                  (13,662)
                                        -------
-------
Total shareholders' equity               80,777                    70,774
                                        -------                   -------
Total liabilities &
   shareholders' equity                $154,858                  $118,860
                                        =======                   =======
See notes to condensed consolidated financial statements (unaudited).
PAGE

                     CACI INTERNATIONAL INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)
                                             Nine Months Ended March 31,
                                               1998               1997
                                              ------             ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                  $  8,410            $ 8,523
Reconciliation of net income to net
cash provided by operating activities
 Depreciation and amortization                 6,482              4,825
 Provision for deferred income taxes            (863)               473
 Loss (gain) on sale of property & equipment     (49)                17
Changes in operating assets and liabilities
 Accounts receivable                          (3,589)            (2,686)
 Prepaid expenses and other assets               336                566
 Accounts payable and accrued expenses        (1,750)            (3,726)
 Accrued compensation and benefits             2,893             (1,246)
 Deferred rent expense                          (987)              (429)
 Income taxes                                  3,831                123
 Deferred contract costs                       1,831                  -
                                             -------            -------
Net cash provided by operating activities     16,545              6,440
                                             -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment        (4,148)            (4,629)
Purchase of businesses                       (36,490)            (9,386)
Proceeds from sale of property & equipment       411                  9
Other                                           (598)              (946)
                                             -------            -------
Net cash used in investing activities        (40,825)           (14,952)
                                             -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds under line-of-credit                124,850             90,272
Payments under line-of-credit               (102,550)           (85,258)
Proceeds from stock options                    1,411
4,282                                                     -------
-------
Net cash provided by financing activities     23,711              9,296
Effect of changes in currency
rates on cash and equivalents                     52                100
                                             -------            -------
Net (decrease) increase in cash & equivalents   (517)               884
Cash and equivalents, beginning of period      2,015              1,776
                                             -------            -------
Cash and equivalents, end of period          $ 1,498            $ 2,660
                                             =======            =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
for income taxes, net                        $   820            $ 1,764
                                             =======            =======
Interest paid during the period              $ 1,159            $   784
                                             =======            =======

See notes to condensed consolidated financial statements (unaudited).
PAGE

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes there to included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1997.

Certain reclassifications have been made to the prior period's financial statements to conform to the current presentation.

B.   Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of $3,301,000 and $2,988,000 at March 31, 1998, and June 30, 1997, respectively.
Accounts receivable are classified as follows:

(Dollars in thousands)                 March 31, 1998        June 30, 1997
                                      ----------------      ---------------
Billed and billable receivables
 Billed receivables                       $  65,724            $  52,159
 Billable receivables at end of period        8,671                7,135
                                            -------              -------
 Total billed receivables                    74,395               59,294

Unbilled receivables
 Unbilled pending receipt of
 contractual documents authorizing billing   11,015               11,374
 Unbilled retainages & fee withholds
 expected to be billed
 within the next 12 months                      150                  175
                                            -------              -------
                                             11,165               11,549
 Unbilled retainages & fee
 withholds expected to be billed
 beyond the next 12 months                    6,034                7,015
                                            -------
-------
 Total unbilled receivables                  17,199               18,564
                                            -------              -------
Total accounts receivable                 $  91,594            $  77,858
                                            =======              =======
PAGE

C.   Deferred Contract Costs

Deferred contract costs include the cost of equipment acquired by the Company to provide communications services under contract. The costs are charged to expense as the associated service revenues are billed to the customer. As of March 31, 1998, approximately $2.6 million is classified as a current asset as this represents the amount to be recovered within the next twelve months.

D.   Earnings per Share

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share" ("EPS") which simplifies the standards for computing EPS previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. SFAS No. 128 became effective during the period ended December 31,1997 and therefore, all prior periods presented have been restated in conformity with this Statement.


The table below reconciles the effect that potentially dilutive securities have on earnings per share.
                             Three Months Ended         Nine Months
Ended                                         March 31,                 March
31,
                               1998         1997          1998
1997                                   ------       ------        ------
------
Net Income                  $  3,106     $  2,979      $  8,410    $  8,523
                             =======      =======       =======     =======
Average shares outstanding    10,813       10,633        10,758      10,445

Basic earnings per share    $   0.29     $   0.28      $   0.78    $   0.82
                             =======      =======       =======     =======
Net Income                  $  3,106     $  2,979      $  8,410    $  8,523
                             =======      =======       =======     =======
Average share outstanding     10,813       10,633        10,758      10,445

Dilutive effect of stock
options after application
of treasury stock method         386          442           376         536
                             -------      -------       -------     -------
Average and equivalent
shares outstanding            11,199       11,075        11,134      10,981
                             =======      =======       =======     =======
Diluted earnings per share  $   0.28     $   0.27      $   0.76    $   0.78
                             =======      =======       =======     =======

E.   Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company's operations and liquidity.

F.   Acquisitions

On November 1, 1997, the Company acquired the business and net assets of Government Systems, Inc. ("GSI"), a subsidiary of Infonet Services Corporation, a multinational communications network provider headquartered in El Segundo, California, for $28 million in cash, plus an additional $5.5 million to pay off existing debt of GSI, which has been recorded using the purchase method of accounting. GSI delivers international communications and network-related services to meet the networking needs of the U.S. Government and other organizations. These services include full implementation of dedicated private networks, integrated public and private networks, network installation, maintenance, and management and operations. GSI's major customers include the Department of Defense, the Federal Aviation Administration and Globalstar Limited Partnership. GSI's annual revenues, prior to acquisition, approximated $36 million. Approximately $23 million of the purchase consideration has been preliminarily allocated to goodwill, based upon the excess purchase price over the estimated fair value of net assets acquired, and will be amortized over 20 years.

The preliminary purchase price allocation may change during the year ending June 30,1998 as additional information concerning the net asset valuation is obtained. GSI contributed revenues of $13.5 million for the period from November 1, 1997 to March 31, 1998.

In order to meet the financing requirements of the above acquisition, on October 28, 1997, the Company amended its existing credit facility, extending its term from July 1, 1999 to July 1, 2000 and increasing the facility from $50 million to $70 million. All other significant terms and conditions remain the same.

Also in November 1997, CACI Limited in London, England, acquired 100% of the share capital of AnaData Limited ("AnaData"), which was recorded under the purchase method of accounting. The total consideration paid was $1.9 million in cash, which was financed from CACI Limited's working capital. AnaData develops and markets software products for managing marketing databases, and historically generated annual revenues of approximately $2.5 million. Based upon estimated fair values, $1 million of the purchase consideration has been allocated to software intellectual property rights which will be amortized over five years, and $0.4 million has been allocated to goodwill which will be amortized over 10 years. Since its acquisition, the operations of AnaData have generated $1.0 million in revenue through March 31, 1998.

G.   Recent Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for the reporting and presenting of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments and the related disclosures about products and services, geographic area, and major customers. Both statements are effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company is currently reviewing what effect the new standards will have on future reporting.
PAGE

ITEM 2.  Management's Discussion and Analysis of Financial condition
and                Results of Operations.

Results of Operations for the Three and Nine Months Ended March 31, 1998 and
1997.

REVENUES. The table below sets forth the customer mix in revenues with related percentages of total revenues for the three months and nine months ended on March 31, 1998 (FY98) and March 31, 1997 (FY97), respectively:

(Dollars in thousands, except as percents)

                                       Third
Quarter                                 First Nine Months
                                   FY98
FY97                         FY98                 FY97
                             ----------------    ----------------
-----------------    -----------------
Department of Defense        $40,851    47.9%    $36,718    51.8%
$116,398    49.5%    $105,203    52.0%
Federal Civilian Agencies     25,213    29.6%     18,221    25.7%
64,840    27.6%      50,611    25.0%
Commercial                    16,613    19.5%     14,639    20.6%
47,726    20.3%      41,240    20.4%
State & Local Governments      2,562     3.0%      1,329     1.9%
6,089     2.6%       5,408     2.6%
                             -------   ------    -------   ------
--------   ------    --------   ------
Total                        $85,239   100.0%    $70,907   100.0%
$235,053   100.0%    $202,462   100.0%
                             =======   ======    =======   ======
========   ======    ========   ======

For the three months ("quarter") and nine months ended March 31, 1998, the Company's total revenues increased by 20%, or $14.3 million, and by 16%, or $32.6 million, respectively, over the same periods last year. The increases were primarily the result of the acquisitions described below and increases in revenue from Year 2000 software renovation services.

On November 1, 1997, the Company acquired the business and net assets of Government Systems, Inc. ("GSI") which contributed approximately $8.7 million and $13.5 million of incremental revenues for the three and nine months ended March 31, 1998, respectively. In addition, in November 1997, CACI Limited in London England, acquired 100% of the share capital of AnaData Limited ("AnaData") which contributed $0.6 million and $1.0 million of incremental revenues for three and nine months ended March 31, 1998, respectively. In the prior year, the company purchased the net assets of Sunset Resources, Inc. ("SRI") on October 1, 1996, which generated incremental revenues of $4.4 million for the first three months of FY98.

Revenues from the Department of Defense ("DoD") increased 11.3%, or $4.1 million, for the quarter, and 10.6%, or $11.2 million, for the first nine months. The GSI and SRI acquisitions accounted for $4.3 million and $10.8 million of the growth, respectively.

A significant portion of the Federal civilian agencies revenue is derived from the Department of Justice ("DoJ") litigation support efforts. A significant portion of the services are dependent on the level of DoJ litigation that the Company is supporting at any period of time and have fluctuated from quarter to quarter. DoJ revenue for the third quarter of FY98 decreased slightly to $14.6 million versus $15.4 million for the same period last year. For the first nine months of FY98, revenue from DoJ was $43.6 million compared to $39.1 million for the same period last year due to a higher level of case support. Revenues from Federal civilian agencies also rose $3.7 million and $5.9 million for the third quarter and nine months end March 31, 1998, respectively as a result of the GSI acquisition. In addition, revenues increased $1.6 million and $2.3 million for the third quarter and nine months of FY98, respectively, over the same periods last year due to efforts in our Year 2000 business.

During the quarter and nine months ended March 31, 1998, commercial revenues increased by 13%, or $2.0 million, and 16%, or $6.5 million, respectively, over the same periods last year. These increases are primarily the result of growth in sales of territory optimization and marketing analysis software products and services in the United Kingdom. The nature of the Company's proprietary software products business is inherently less predictable than the Company's longer-term contract work with the Federal Government and may fluctuate from quarter to quarter.

On a year-to-date basis, revenues from State and Local governments have remained consistent at 2.6% of revenues for FY98 and FY97. The increase of $1.2 million to revenues of $2.6 million for the quarter ended March 31, 1998, as compared to the quarter a year ago, was largely due to Year 2000 business.

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenues for the quarter and nine months ended March 31, 1998 and March 31, 1997, respectively.

                                      Dollar Amount (in
thousands)              Percentage of
Revenue                                                           Third
Quarter       First Nine Months      Third Quarter         First Nine Months
                                 FY98      FY97      FY98         FY97
FY98        FY97       FY98         FY97
                               -------    -------   -------     -------
-------    ------     -------      ------
Revenues                       $85,239    $70,907    $235,053   $202,462
100.0%     100.0%     100.0%       100.0%

Costs and expenses:
   Direct costs                 47,328     39,137     127,915    107,334
55.5%      55.2%      54.4%        53.0%
   Indirect costs               30,449     24,594      86,039     75,207
35.7%      34.7%      36.6%        37.2%
   Depreciation & amortization   2,116      1,857       6,482      4,825
2.5%       2.6%       2.8%         2.3%
                                ------     ------     -------    -------
------     ------     ------       ------
Total operating expenses        79,893     65,588     220,436    187,366
93.7%      92.5%      93.8%        92.5%
                                ------     ------     -------    -------
------     ------     ------       ------
Income from operations           5,346      5,319      14,617     15,096
6.3%       7.5%       6.2%         7.5%
Interest expense                   627        428       1,344        889
0.7%       0.6%       0.6%         0.5%
                                ------     ------     -------    -------
------     ------     ------       ------
Earnings before income taxes     4,719      4,891      13,273     14,207
5.6%       6.9%       5.6%         7.0%
Income taxes                     1,613      1,912       4,863      5,684
1.9%       2.7%       2.0%         2.8%
                                ------     ------     -------    -------
------     ------     ------       ------
Net income                     $ 3,106    $ 2,979    $  8,410   $  8,523
3.7%       4.2%       3.6%         4.2%
                                ======     ======     =======   ========
======     ======     ======       ======

INCOME FROM OPERATIONS.   Operating income, as a percentage of revenues, in
the FY98 periods was lower than in the comparable periods in FY97 primarily as a result of several income items in FY97, which did not recur in FY98. These items, which included a gain from the favorable rate settlement of prior year indirect cost audits, a gain on the sale of a non-strategic software product line and gains on several old contract claim settlements, added 1.1% and 0.7% to operating margins in the third quarter and nine-month periods of FY97, respectively. Higher depreciation and amortization expense, primarily related to acquisitions, further reduced the nine-month operating margin by 0.5% for FY98.

Direct costs, as a percentage of revenues, fluctuate from period to period due to changes in the contract mix between direct labor, which usually yields a higher margin, and other direct costs. On a quarter to quarter basis, the level of other direct costs was relatively consistent. For the nine-month periods, other direct costs are higher in FY98 primarily due to the acquisition of GSI.

Indirect costs include fringe benefits, indirect labor, marketing, and bid and proposal costs, and other discretionary costs. When excluding the impact, of the non-recurring gains discussed above, of $0.8 million and $1.5 million for the third quarter and nine months of FY97, respectively, indirect costs, as a percentage of revenues, remained consistent on a quarter to quarter comparison. For the first nine months of FY98 as compared to FY97, indirect costs, as a percentage of revenues, have declined due to the effect on total revenues of direct costs noted above.

The increase in depreciation and amortization of $0.3 million and $1.6 million for the quarter and the nine months ended March 31, 1998, respectively, is primarily attributable to the acquisitions discussed above which resulted in additional goodwill of $26.4 million.

INTEREST EXPENSE. Interest expense has increased by $0.2 million and $0.5 million for the quarter and nine months ended March 31, 1998, respectively, as compared to the same periods in the previous year. This is directly attributable to the increased borrowings of $33.5 million necessary to complete the GSI acquisition.

INCOME TAXES. The effective income tax rate for the nine months ended March 31, 1998 was 36.6% versus 40.0% for the same period last year. The decrease is primarily the result of a projected lower effective state income tax rate for FY98.

NET INCOME. Net income increased slightly to $3.1 million for the quarter and decreased slightly to $8.4 million for the nine months of FY98, as compared to the same periods in the previous year for the various reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's positive cash flow from operations and available credit facilities provided adequate liquidity and working capital to fully fund the Company's operational needs and support the acquisition activities. Working capital was $51.3 million and $42.0 million as of March 31, 1998 and June 30, 1997, respectively. The increase in working capital in the first nine months of FY98 is primarily related to the GSI acquisition. Operating activities provided cash of $16.5 million and $6.4 million for the nine months ended March 31, 1998 and 1997, respectively. The increase in cash provided by operating activities is primarily due to the receipt of $3.3 million in income tax refunds, $2.9 million less in the timing of funds disbursed for accrued compensation and $2.0 million less in timing requirements for disbursements to vendors in the ordinary course of business.

The Company used $40.8 million in investing activities for the nine months ended March 31,1998 versus $15.0 million for the same period a year ago. This is due primarily to the GSI acquisition for $33.5 million.

The Company financed its investing activities from operating cash flows and from a net increase in borrowings of $28.1 million under its line of credit. Since the acquisition of GSI, the Company has paid down approximately $10.0 million of amounts borrowed.

On October 28, 1997, the Company increased its unsecured revolving credit agreement from $50 million to $70 million and extended the term to July 1, 2000. The Company also maintains a 500,000 pound sterling unsecured line of credit in London, England, which expires in November 1998. At March 31, 1998, the Company had approximately $39.7 million available for borrowings under its lines of credit. On March 31, 1998, the Company signed a commitment letter with NationsBank to increase the revolving unsecured credit agreement from $70 million to $125 million and to secure lower interest rates for a five-year term. The new facility, which will contain certain financial covenants similar to those currently maintained, is expected to be in place by the end of May 1998. Accordingly, the Company believes that the combination of internally generated funds, available credit and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

YEAR 2000

Many computer systems will experience problems handling dates beyond the year 1999 and therefore will need to be modified prior to the year 2000 in order to remain functional.

The Company has been taking actions to ensure both the internal readiness of its computer systems and the compliance of its computer software products for handling dates beyond December 31, 1999. The Company is also assessing the year 2000 readiness of its key suppliers and subcontractors.

While these ongoing efforts will involve additional costs, the Company believes, based on information currently available, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects.
PAGE

                                 PART II

                             Other Information

Item 1. Legal Proceedings

CACI, Inc. - Federal v. Arizona Department of Transportation
------------------------------------------------------------

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending December 31, 1997, for the most recently filed information concerning the lawsuit filed on June 25, 1996, by CACI, INC.-FEDERAL ("CACI"), the Registrant's wholly-owned subsidiary, in Superior Court for Maricopa County, Arizona, against the Arizona Department of Transportation ("ADOT"). This suit seeks the following: (I) a declaratory judgment that the disputes procedure mandated by the Arizona Procurement Code is unconstitutional; (ii) a declaratory judgment that ADOT cannot assert claims against CACI under the mandated disputes procedure; (iii) a declaratory judgment that ADOT is not entitled to recover consequential damages in connection with the dispute; (iv) $2,938,990 plus interest in breach of contract damages; (v) the return of CACI property seized by ADOT in connection with the termination of the contract; and (vi) lawyers' fees.

Since the filing of Registrant's report indicated above, the status of the case has not changed.

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

PAGE

                      CACI INTERNATIONAL INC AND SUBSIDIARIES
                                INDEX TO EXHIBITS


Exhibit
Number   Title
------   -----
  11     Computation of Basic and Diluted Earnings Per Share
  27     Financial Data Schedule
PAGE

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                            CACI International
Inc
------------------------------
                                                 (Registrant)




Date:         May 13, 1998           By:           /s/
     -----------------------------     --------------------------------
                                       Dr. J.P. London
                                       Chairman of the Board,
                                       Chief Executive Officer, & Director
                                       (Principal Executive Officer)


Date:         May 13, 1998           By:           /s/
     -----------------------------     --------------------------------
                                       James P. Allen
                                       Executive Vice President,
                                       Chief Financial Officer, & Treasurer
                                       (Principal Financial
                                       and Accounting Officer)