Form 10-Q/A
period 1998-03-31
CACI INTERNATIONAL INC /DE/
filed 1998-05-15
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q/A

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

                                  54-1345888
                      (I.R.S. Employer Identification No.)
                      ------------------------------------

                   1100 North Glebe Road, Arlington, VA 22201
                    (Address of principal executive offices)

                                (703) 841-7800
                        --------------------------------
                        (Registrant's telephone number,
                              including area code)

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

                      CACI INTERNATIONAL INC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (dollars in thousands)

                                    March 31, 1998           June 30, 1997
                                   ----------------         ---------------
ASSETS
Current assets
  Cash & equivalents                   $  1,498                  $  2,015
  Accounts receivable:
      Billed                             74,395                    59,294
      Unbilled                           11,165                    11,549
                                         ------                    ------
      Total accounts receivable          85,560                    70,843
                                        -------                   -------
  Income taxes                                -                     2,984
  Deferred income taxes                     114                       114
  Prepaid expenses and other              2,957                     3,576
Current portion of deferred
  contract costs                          2,609                         -
                                        -------                   -------
Total current assets                     92,738                    79,532
                                        -------                   -------
Property and equipment, net              11,511                    11,605
Accounts receivable, long term            6,034                     7,015
Deferred contract costs, long term          206                         -
Goodwill                                 38,013                    15,459
Other assets                              5,637                     4,486
Deferred income taxes                       719                       763
                                        -------                   -------
Total assets                          $ 154,858                 $ 118,860
                                        =======                   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable & accrued expenses $  20,545                 $  19,854
  Accrued compensation and benefits      15,871                    12,527
  Income taxes payable                      820                         -
  Deferred income taxes                   4,230                     5,137
                                        -------                   -------
Total current liabilities                41,466                    37,518
                                        -------                   -------
Note payable, long-term                  31,100                     8,800
Deferred rent expenses                    1,373                     1,627
Deferred income taxes                       142                       141

Shareholders' equity
Common stock -
 $.10 par value, 40,000,000 shares
 authorized, 14,343,000 and
 14,215,000 shares issued                 1,434                     1,422
Capital in excess of par                 11,993                    10,595
Retained earnings                        81,110                    72,700
Cumulative currency translation
adjustments                                 (98)                     (281)
Treasury stock, at cost
(3,526,000 shares)                      (13,662)                  (13,662)
                                        -------                   -------
Total shareholders' equity               80,777                    70,774
                                        -------                   -------
Total liabilities &
   shareholders' equity                $154,858                  $118,860
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Three & Nine Months Ended March 31, 1998 & 1997.
-----------------------------------------------------------------------------

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

During the quarter and nine months ended March 31, 1998, commercial revenues increased by 13%, or $2.0 million, and 16%, or $6.5 million, respectively, over the same periods last year. These increases are primarily the result of growth in sales of territory optimization and marketing analysis software products and services in the United Kingdom. The nature of the Company's proprietary software products business is inherently less predictable than the Company's longer-term contract work with the Federal Government and may fluctuat e from quarter to quarter.
On a year-to-date basis, revenues from State and Local governments have remained consistent at 2.6% of revenues for FY98 and FY97. The increase of $1.2 million to revenues of $2.6 million for the quarter ended March 31, 1998, as compared to the quarter a year ago, was largely due to Year 2000 business.

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

                                 PART II

                            OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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