Form 10-K405
period 1998-06-30
CACI INTERNATIONAL INC /DE/
filed 1998-09-25
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended June 30, 1998

                        Commission File Number 0-8401
                        -----------------------------

                           CACI International Inc
                         ---------------------------
                        (Exact name of Registrant as
                          specified in its charter)

                                  Delaware
                        ------------------------------
                       (State or other jurisdiction of
                        incorporation or organization)

                                 54-1345888
                     ----------------------------------
                    (I.R.S. Employer Identification No.)

                 1100 North Glebe Road, Arlington, VA 22201
                 ------------------------------------------
                  (Address of principal executive offices)

                             (703) 841-7800
             --------------------------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 1998, was approximately $134,912,203.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of August 31, 1998: CACI International Inc Common Stock, $.10 par value, 10,862,995 shares.

                     Documents Incorporated by Reference
                     -----------------------------------

(1) The information relating to directors and officers contained in the proxy statement of the Registrant to be filed in connection with its 1998 Annual Meeting of Stockholders is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K.
PAGE

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

Overview
--------

CACI founded its business in 1962 in simulation technology, and has strategically diversified within the information technology ("IT") industry. With 1998 revenues of $326 million, CACI serves clients in major segments of government and commercial markets primarily throughout North America and Western Europe, delivering client solutions for systems integration, year 2000 conversion, information assurance and security, reengineering, logistics and engineering support, electronic commerce, intelligent document management ("IDM"), product data management ("PDM"), software development and reuse, telecommunications, simulation and planning, and market analysis. Many of the Company's client relationships have existed for five years or more.

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

The Company's primary markets -- both domestic and international -- are agencies of national governments, major corporations, state and local governments, and other business organizations. The market for CACI's information systems and advanced technology services is created by the complex systems and information environment in which clients operate and the continuous demand to stay current with emerging technology while increasing performance, whether as a result of governmentally mandated programs or commercial initiatives.

The Company offers marketing systems software and database products, targeted to clients who need systems and analysis for retail sales of consumer products, direct marketing campaigns, franchise or branch site location projects, and similar requirements.

In its simulation technology business, the Company offers simulation languages, software products, and services that enable clients to visualize the impact of proposed changes or new technologies before implementation. CACI's simulation offerings include solutions for military training and war-gaming exercises, air traffic control, manufacturing, wide area communications networks (i.e., "WAN"s) including satellites, land lines and metro area networks (i.e., "MAN"s), local area computer networks (i.e., "LAN"s), the study of business processes, and the design of distributed computer systems architectures for the integration of synthetic environments.

CACI provides electronic commerce ("EC") solutions to the federal government for automated procurement. Its complete suite of EC products is available on a GSA schedule and provides a flexible but fully-featured configuration to enable easy management of purchases and contracts.

The Company has generated commercial business from solutions built on CACI's thirty-year history of logistics and engineering support for the Department of Defense ("DoD"). CACI's proprietary PDM product, C-GATE (TM), enables clients to standardize and improve the way they manage the life cycle of systems, products, and material assets, resulting in cost savings and increased productivity. [The preceding C-GATE trademark contains a hyphen to represent the bullet point which is an integral component of the mark and which cannot be printed due to electronic transmission limitations.]

The Company's IDM solutions provide a range of enabling technologies - imaging, document management, workflow, and groupware - that facilitate the management of large document collections and allow organizations to achieve higher operational efficiencies and mission effectiveness. CACI provides IDM and related litigation support services to the Department of Justice ("DoJ"), the U.S. Navy, the U.S. Army, and commercial legal clients.

CACI's RENovate (SM) methodology combines technology tasks and methodologies to plan, integrate, and manage technology change -- without losing existing investments in technology.

In response to the year 2000 challenge, CACI offers a wide range of solutions, including the Company's conversion methodology, Restore 2000 (SM), that has been independently validated by the Information Technology Association of America ("ITAA"), based upon a Software Engineering Institute Level 3-certified process reengineering approach.

CACI's systems integration solutions, applied throughout the federal and commercial arenas, improve organizational performance by enhancing system infrastructure through such activities as migrating legacy systems to more powerful or new environments such as the Internet, automating procurement, assuring security and accessibility of vital information, and reusing legacy software and data.

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

At June 30, 1998, CACI employed approximately 3,700 people. This total includes 400 part-time employees. The corporation currently operates from its headquarters at Three Ballston Plaza, 1100 N. Glebe Road, Arlington,
Virginia. CACI has operating offices and facilities in over 60 other locations throughout the U.S., Western Europe and Canada.

General Description of CACI Systems, Technologies and Products
--------------------------------------------------------------

Representative systems applications include:

 .  Ammunition management information systems
 .  Automated procurement
 .  Business support systems
 .  Computer aided logistics/data information systems
 .  Configuration management
 .  Electronic commerce
 .  Electronic data interchange
 .  Engineering support
 .  Executive decision support systems
 .  Imaging services
 .  Information assurance/security
 .  Information management systems
 .  Intelligent document management systems and services
 .  Legal systems and litigation support services
 .  Manufacturing planning systems
 .  Marketing and customer database management systems
 .  Military trainers/synthetic environment integration and services
 .  Network security
 .  Process reengineering
 .  Product data and supply chain management
 .  Retail market modeling
 .  Simulation and modeling languages, products and services
 .  Site location planning and analysis systems
 .  Software development and reuse
 .  Systems reengineering
 .  Systems integration
 .  State motor vehicle registration and related management information systems
 .  Telecommunications network services and support
 .  Training
 .  Weapon systems/equipment configuration management systems
 .  World Wide Web integration
 .  Year 2000 date reconfiguration services

CACI products are installed in numerous locations worldwide, and many are designed to run on a variety of commercially available computers.
Representative CACI software and marketing systems include:

 .  Performance Prediction Technology:

   . SIMFACTORY (R) II.5 General Factory Simulator. A software product for factory planners to study alternative plant and equipment configurations.

   . COMNET III (TM) Network Simulation Software. An object-oriented high-fidelity wide area network, local area network and metro area network telecommunications simulator for capacity planning and failure analysis.

   . COMNET Baseliner (TM) Telecommunications Simulation Software. An automatic network traffic and topology-gathering tool.

   . COMNET Predictor (TM) Network Planning Software. An analytical capacity planning tool for the day-to-day network manager that predicts the impact of changes to very large telecommunications networks before implementation.

   . Enterprise Profiler (TM) Telecommunications Simulation Software. A tool for analyzing application traffic.

   . NETWORK II.5 (R) Computer Architecture Simulation Software. A software product for engineers to study alternative combinations of computers and data storage devices.

   . SIMSCRIPT II.5 (R) Simulation Programming Language. A language designed especially for analysts to build computer-based representations ("models") of complex activities, e.g., airways and airport traffic; maintenance procedures for fleets of ships; warfare studies of military equipment and tactics; and communications networks.

   . SIMPROCESS (R) III Object-oriented Analytical Simulation Software. A prototyping tool for business process reengineering that enables managers to model a current business process, then explore alternative approaches before implementation.

   . MODSIM III (TM) Simulation Programming Language. A graphical computer programming and simulation environment that generates C++ code.

 .  Marketing Data and Information Products:

   . InSite-USA (TM) and InSite (TM) for Windows 95 (U.S. and U.K. versions)
     Marketing and Demographics Information Systems. PC-based geographic information systems combining software, data and mapping capabilities to enable planners to study markets to help determine the location of retail outlets, branch networks, sales territories, potential customers, and competitors. (Windows is a registered trademark of Microsoft Corporation.)
    [The preceding InSite-USA trademark contains a hyphen to represent the bullet point which is an integral component of the mark and which cannot be printed due to electronic transmission limitations.]

   . ACORN (SM) (A Classification of Residential Neighborhoods) Demographic
     Information System. A system that analyzes consumers according to the type of residential area in which they live, used to identify the prime prospects for all types of consumer goods and services.

   . Market*Master (TM) Demographic Information System. A database marketing system that enables companies to analyze their customers by product holding and usage for the purpose of cross-selling other products and services.

   . SITE (R) Demographic Information Software and Reports. Detailed demographic and applied market research database services for any geographic area, such as county, zip code, TV broadcast area, congressional district, or retail trade area.

   . UpFront (TM) Graphical Interface Software. A graphical user interface that enables software to be used in an object-oriented manner.

 .  Electronic Commerce Products:

   . SACONS (R) Automated Contracting System. A commercial off-the-shelf system that provides clients an automated, cost effective way to complete procurement activities and improve productivity.

   . SACONS (R)-EDI Module. An automated, electronic commerce add-on module to the SACONS system that creates and receives data transmissions using standard protocols.

   . SACONS (R)-Gateway Module. An add-on module to the SACONS system that centralizes protocols established by the U.S. Government as acceptable standards for electronic procurement with the government.

   . QuickBid (R) Automated Bid/Contracting System. A World Wide Web-based value-added network ("VAN") that allows identification and competition for U.S. Government business via electronic data interchange over the Internet.

 .  Imaging and Document Management Products:

   . ADIIS (TM) Document Imaging Software System. A flexible document conversion and management system that includes advanced imaging, optical character recognition, indexing, document retrieval and workprocess management.

U.S. Government Agencies
------------------------

CACI offers its entire range of information systems, technical services and proprietary products to defense and civilian agencies of the U.S. Government. These activities require CACI's expert knowledge of agency policies and operations. These assignments may combine a wide range of CACI's skills in information systems, systems engineering, telecommunications, logistics sciences, weapons systems, simulation, and automated document management systems. CACI also contracts with other national governments.

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

Other Services
--------------

CACI also provides information about its products and services, investor relations, and career opportunities on its World Wide Web home page at http://www.caci.com.

CACI Employment and Benefits
----------------------------

CACI's business success is highly correlated with the Company's ability to recruit, train, promote, and retain exceptional people at all levels of the organization. The most valuable asset and resource the Company has is its people. The Company is in continuing competition for highly skilled professionals in virtually all of its high technology areas.

For these reasons, the Company has endeavored to develop and maintain competitive salary structures, incentive compensation programs, fringe benefits, opportunities for growth, and individual recognition and award programs to highlight the Company's intense interest in the success of its people in their careers.

In order to compete effectively in attracting and retaining highly skilled personnel, the Company and its subsidiaries provide substantial benefits to their employees. These benefits vary among the Company's subsidiaries, but generally include paid vacations and holidays, medical, dental, disability and life insurance, incentive bonuses, tuition reimbursement for job-related education and training, technical training, and other benefits under retirement and stock purchase plans.

The Company recruits people from various populations, including experienced professionals, university graduates, trade and technical school graduates, seasoned technicians, and entry-level employees. The Company's employee profile includes a high-percentage of college graduates, many with masters and doctoral degrees. The Company seeks professionals with academically certified credentials in computer-based information sciences, systems engineering, modeling and simulation, telecommunications, network systems, management systems, market research, economics, environmental sciences, military sciences, law, and other scientific and research-oriented disciplines.

The Company has structured its promotion and advancement policies to meet the current market environment. Individuals advance in relation to their demonstrated abilities to perform, their leadership skills, or their managerial achievements.

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

Competition for new contracts centers on past performance, responsiveness to proposal requests, price, and many other factors. Competition for software products and services focuses on reputation, applicability to client needs and market demand, and quality of product support and maintenance services, among other elements.

The Company has established the capability to combine comprehensive knowledge of client challenges with significant expertise in the design, development and implementation of advanced IT solutions. This capability provides CACI with important opportunities to support large equipment manufacturers with the systems integration and software services required to compete for multi-million dollar contracts from the U.S. Government.

CACI has developed strategic business relationships with companies such as Microsoft Corporation, Sun Microsystems, Infonet Services Corporation, Intergraph, PKS, Viasoft, Inc., NCR Corporation, Digital Equipment Corporation, Computer Associates, and Lotus Development Corporation. These businesses have perspectives and objectives compatible with those of the Company, and offer products and services that complement CACI's. The Company intends to continue development of these relationships wherever they support CACI's growth objectives.

Marketing and new business development for the Company's services and products is conducted by all the officers and managers of the Company, including the Chief Executive Officer, executive officers, vice presidents, and division and department managers. CACI's proprietary software and data products are sold primarily by full-time salespeople. For its information systems and services markets, the Company employs several marketing professionals who support the Company's targeting of major contract opportunities, primarily in the U.S. Government market. The Company also has established agreements for the sale of certain third party products in specified domestic and international markets.

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

For CACI's information systems and professional services contracts, the Company submits bids for work and products to be delivered. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery, and payment. CACI's contracts and subcontracts include a wide range of contractual types, including firm fixed-price, cost reimbursement, labor-hour-and-materials expense, and variants thereof, including fixed-unit price, performance, and delivery contracts.

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

At any one time, the Company may have several hundred separate contract obligations. In 1998, the ten top revenue-producing contracts accounted for 42% of CACI's revenues, or $138 million. One contract for automated litigation support to the Civil Division of DoJ, accounted for 13% of total 1998 Company revenues.

In 1998, 77% of CACI's revenues came from U.S. Government contracts, the remaining 23% coming from commercial and state and local contracts, as well as proprietary products sales. Of the total, 49% of the Company's revenues came from DoD contracts, 18% from contracts with DoJ, and 10 % from other civilian agency government clients.

The Company is working to diversify its business portfolio. The Company nonetheless, will aggressively seek additional work from DoD. In 1998, the DoD revenues grew by 14%, or $20 million, primarily as a result of the November 1, 1997 acquisition of the business of Government Systems, Inc. ("GSI") and the October 1, 1996 acquisition of the business of Sunset Resources, Inc. ("SRI").

The Company believes it is the largest supplier of litigation support and related automation services to the U.S. Government. The Company intends to seek additional litigation support work from the U.S. Government and offers significant economies to the Government through its specialization in this field. In addition, the Company recently expanded its services to include automated debt collection support services to DoJ.

During the past fiscal year, the Company examined a number of acquisition opportunities. On November 1, 1997, the Company acquired the business and net assets of Government Systems, Inc., a provider of international communications and network-related services to the U.S. Government and other organizations, for $28 million. As a result of this acquisition, the Company significantly expanded its telecommunications capabilities and contract base with DoD and the Federal Aviation Administration ("FAA").

On November 6, 1997, CACI Limited, the Registrant's wholly-owned subsidiary in the United Kingdom, acquired the outstanding stock of AnaData Limited ("AnaData"), a provider of database marketing software products in the U.K. for $1.9 million. The acquired AnaData products are used across a range of database marketing applications, from relationship marketing through advanced name and address processing. The AnaData business was merged into CACI's already sizeable database marketing business in the U.K. The acquisition gives CACI ownership of an enhanced range of software products which it will continue to sell to companies for their own in-house use as well as for support of CACI's clients.

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

Research and Development
------------------------

During fiscal years 1998, 1997 and 1996, the Company spent $1,123,000, $1,307,000 and $833,000 respectively for research and development on current and future products.

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

The Company has developed and holds proprietary rights in a number of computer software packages, databases and methodologies, including, but not limited to: ACORN (SM), ADIIS (TM), C-GATE (TM)#, CACI Coder/Plus (TM), COMNET II.5
(R), COMNET III (TM), COMNET Baseliner (TM), COMNET Predictor (TM), Enterprise Profiler (TM), FAR-TRIEVE (R), InSite-USA (TM)#, L-NET (R)#, Legal Workbench
(TM), Market*Master (TM), MODSIM II (R), MODSIM III (TM), NETOBJECT (TM), NETWORK II.5 (R), QuickBid (R), RENovate (SM), Restore 2000 (SM), SACONS (R), SACONS-FEDERAL (R), SIMANIMATION (R), SIMBASE (TM), SIMFACTORY (R) II.5, SIMFLOW (R), SIMGRAPHICS (R), SIMLAB (R), SIMOBJECT (R), SIMPROCESS (R) III, SIMSCENARIO (R), SIMSCRIPT II.5 (R), SIMSNIPS (R), SIMSTRUCTOR (R), SimTrainer
(R), SIMVIDEO (TM), SITELINE (R), SITE-POTENTIAL (R)#, Site Reporter (TM), Sourcebook-America (TM)#, SUPERSITE (R), UpFront (TM), and ZIP-DEMOGRAPHICS
(R)#.

[# The marks above indicated with a terminal pound sign (#) contain a hyphen to represent the bullet point which is an integral component of each mark and which cannot be printed to due electronic transmission limitations.]

In addition, subsidiaries of the Registrant claim foreign copyright, trademark, and proprietary rights in computer software products and databases including, but not limited to: ACORN (R) (and the related Arts*ACORN (R), Change*ACORN (R), Custom*ACORN (R), Financial*ACORN (R), Holiday*ACORN (R), Household*ACORN (R), Investor*ACORN (R), Property*ACORN (R), Scottish*ACORN
(R)), ACORN Lifestyles (R), ALEX (R), CACI MARKET MASTER (R), CACI National Mortgage Database (R), CACI Savings Market Database (R), Charity Focus (TM), FINPIN (R), GEOMATCH (R), GEOREAD (R), GEOTRIEVE (R), InSite (TM), Lifestyle*Plus (TM)(and the related Auto*Plus (TM), Fuel*Plus (TM), HouseAge*Plus (TM), and MailOrder*Plus (TM)), Listline (TM), MONICA (R), PayCheck (TM), PIN (R), PINPOINT (R), PINPOINT ADDRESS CODE (R), ScoreBoards
(TM), SITE (R), and UpFront (R).

Some of the Registrant's subsidiaries are parties to agreements pursuant to which they may have the right to distribute computer software products owned by others and obtain income therefrom.

Backlog
-------

The Company's backlog as of June 30, 1998 was $1.05 billion, of which $185 million was funded for orders believed to be firm. Total backlog as of June 30, 1997 was $1.03 billion, of which $113 million represented firm orders. The source of backlog is primarily contracts with the U.S. Government. It is presently anticipated that all of the firm backlog will be filled during the fiscal year ending June 30, 1999.

Business Segments, Foreign Operations, and Major Customer
---------------------------------------------------------

The business segment, foreign operations and major customer information is provided in the Company's Consolidated Financial Statements contained in this Report. In particular, see Note 10, Segment Information, to the Notes to Consolidated Financial Statements.

The following information is provided about the amounts of revenue attributable to firm fixed-price contracts (including proprietary software product sales), time-and-materials contracts, and cost reimbursable contracts of the Company during each of the last three fiscal years: (dollars in thousands)

     Fiscal Year       Firm       Time-and-       Cost
    Ended June 30,  Fixed-Price   Materials    Reimbursable      Total
    -------------------------------------------------------------------
        1998         $84,612      $171,137       $70,361       $326,110
        1997          67,627       122,987        82,370        272,984
        1996          56,813       109,429        78,373        244,615

ITEM 2. PROPERTIES

As of June 30, 1998, CACI leased office space at 60 locations containing an aggregate of approximately 767,000 square feet located in 24 states and the District of Columbia. In five countries outside the U.S., CACI leased seven offices containing about 26,500 square feet. CACI's leases expire primarily within the next five years. In most cases, CACI anticipates that leases will be renewed or replaced by other leases.

All of CACI's offices are in modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

As of June 30, 1998, CACI International Inc maintained its corporate headquarters in approximately 155,000 square feet of space at 1100 North Glebe Road, Arlington, Virginia. See Note 8, Commitments and Contingencies, to the Notes to Consolidated Financial Statements, for additional information regarding the Company's lease commitments.
ITEM 3.  LEGAL PROCEEDINGS

CACI, INC.-FEDERAL v. Arizona Department of Transportation
----------------------------------------------------------

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1998 for the most recently filed information concerning the lawsuit filed on June 25, 1996, by CACI, INC.-FEDERAL ("CACI"), the Registrant's wholly-owned subsidiary, in Superior Court for Maricopa County, Arizona, against the Arizona Department of Transportation ("ADOT"). This suit seeks the following: (i) a declaratory judgment that the disputes procedure mandated by the Arizona Procurement Code is unconstitutional; (ii) a declaratory judgment that ADOT cannot assert claims against CACI under the mandated disputes procedure; (iii) a declaratory judgment that ADOT is not entitled to recover consequential damages in connectio n with the dispute; (iv) $2,938,990 plus interest in breach of contract damages; (v) the return of CACI's property seized by ADOT in connection with the termination of the contract; and (vi) lawyers' fees. ADOT has counterclaimed, seeking in excess of $100 million in damages allegedly caused by CACI's breach of contract.

Since the filing of Registrant's report indicated above, the parties engaged in settlement discussions in July 1998, with no resolution to date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended June 30, 1998, through the solicitation of proxies or otherwise.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Registrant's Common Stock became publicly traded on June 2, 1986, replacing paired units of common stock of CACI, Inc. and beneficial interests in common shares of CACI N.V. which had been traded in the over-the-counter market.

From July 1, 1996 to June 30, 1998, the ranges of high and low sales prices of the common shares of the Registrant quoted on the Nasdaq National Market System for each quarter during this period are as follows:

                            1998                  1997
          Quarter     High        Low        High       Low
          -------    ------------------    ------------------
            1st      $20        $13 7/8    $18 5/8    $12
            2nd      $20 5/8    $16        $22        $16
            3rd      $22 1/4    $18 1/2    $23 5/8    $16 1/8
            4th      $22 1/4    $17 1/8    $19 5/8    $13 5/8

The Registrant has never paid a cash dividend. The present policy of the Registrant is to retain earnings to provide funds for the operation and expansio n of its business. The Registrant does not intend to pay any cash dividends at this time.

At August 31, 1998, the number of record stockholders of the Registrant's Common Stock was approximately 881.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below is derived from the audited financial statements of the Company for the years ended June 30, 1998, 1997, 1996, 1995 and 1994. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements of the Company and the notes thereto included as Item 8 in this Form 10-K.

(dollars in thousands, except per share)

                            Income Statement Data
                            ---------------------

Year ended June 30,          1998      1997      1996      1995      1994
---------------------------------------------------------------------------

Revenues                   $326,110  $272,984  $244,615  $232,964  $183,700

Costs and expenses
  Direct costs              177,584   147,084   133,184   126,442    97,584
  Indirect costs and
    selling expenses        119,320   101,157    89,160    87,688    71,126
  Depreciation and
    amortization              8,892     6,852     5,510     4,981     4,341
                            -------   -------   -------   -------  -------

  Total operating expenses  305,796   255,093   227,854   219,111   173,051

  Income from operations     20,314    17,891    16,761    13,853    10,649
  Interest expense            1,837     1,105       605       478       420
  Shareholder lawsuit
    & merger costs                -         -         -         -       494
                            -------   -------   -------   -------   -------

Income before income taxes   18,477    16,786    16,156    13,375     9,735
Income taxes                  6,762     6,714     6,305     5,219     3,699
                            -------   -------   -------   -------   -------

Net income                 $ 11,715  $ 10,072  $  9,851  $  8,156  $  6,036
                            =======   =======   =======   =======   =======

Basic earnings per
   share <FN1>             $   1.09  $   0.96  $   0.97  $   0.81  $   0.60
                            =======   =======   =======   =======   =======
Diluted earnings
  per share <FN1>          $   1.05  $   0.92  $   0.92  $   0.77  $   0.57
                            =======   =======   =======   =======   =======

                               Balance Sheet Data
                               ------------------

June 30,                     1998      1997      1996      1995      1994
---------------------------------------------------------------------------

Total assets               $163,060  $118,860  $103,308  $ 74,642  $ 70,999
Long-term obligations        31,231    10,568     2,414     2,340     2,492
Working capital              54,878    42,014    28,675    26,517    22,009
Stockholders' equity         84,327    70,774    55,338    44,485    37,738


<FN1> Computed on the basis described in Note 1, Earnings Per Share, of the
Notes to Consolidated Financial Statements. As a result, prior period per share amounts have been restated.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

The following discussion and analysis is provided to enhance the understanding of, and should be read in conjunction with, the Financial Statements and the related Notes. All years refer to the Company's fiscal year which ends on June 30.

The table below sets forth, for the periods indicated, the customer mix in revenues with related percentages of total revenues.


(dollars in thousands)                1998
1997                1996
                               ----------------      ---------------
----------------
Department of Defense          $160,982    49.4%    $141,172    51.7%
$130,432    53.3%
Federal Civilian Agencies       89,768     27.5       69,615    25.5
59,178    24.2
Commercial                      65,878     20.2       55,132    20.2
47,479    19.4
State & Local Government         9,482      2.9        7,065     2.6
7,526     3.1
                               -------    -----      -------   -----
-------   -----

Total                         $326,110    100.0%    $272,984   100.0%
$244,615   100.0%
                               =======    =====      =======   =====
=======   =====

REVENUES: Total revenues in 1998 increased by $53.1 million, or 19%, from $273.0 million to $326.1 million. This increase was primarily due to recent acquisitions coupled with continued internal revenue growth of 14% generated from Federal civilian agencies, increased revenues from year 2000 software renovation services, and higher commercial sales from the Company's Marketing Systems Group in the U.K. The increase in total revenues of $28.4 million, or 12%, to $273.0 million in 1997 from $244.6 million in 1996 was primarily due to acquisitions along with internal growth in services provided to Federal civilian agencies, and in the demand for commercial products and services.
All of the acquisitions have been accounted for using the purchase method of accounting and the results of their operations have been included in the Company's revenues since the date of acquisition. The following reflects the year-to-year effect of revenues contributed from acquired companies. Acquisitions made during the last two years accounted for $29.0 million of the 1998 revenue growth. On November 1, 1997, the Company acquired the business and net assets of Government Systems, Inc. ("GSI"), which contributed approximately $22.3 million of incremental revenues in 1998. In addition, in November 1997, CACI Limited in London, England, acquired all of the share capital of AnaData, which contributed $1.5 million of incremental revenues in 1998. Acquisitions made during 1997 generated incremental revenues of $5.2 million during 1998. For 1997, revenues contributed from acquisitions were $21.6 million, which accounted for 76% of the 1997 revenue growth.

Revenues from the DoD increased 14.0%, or $19.8 million, in 1998 as compared to 1997, primarily due to the acquisitions discussed above, which accounted for approximately $15.3 million of the total increase. The increase in 1997 DoD revenue as compared to 1996 was primarily attributable to the acquisitions of Sunset Resources, Inc. ("SRI") in 1997 and of Automated Sciences Group, Inc. ("ASG") in 1996, which contributed combined incremental revenues of $13.1 million.

Federal Civilian Agencies revenues are primarily derived from DoJ litigation support efforts. The litigation support services provided to DoJ have grown substantially over many years. However, these services are dependent on the level of DoJ litigation that the Company is supporting at any period of time and have significant year-to-year fluctuations. Revenues from DoJ were $58.4 million, $53.2 million and $47.4 million in 1998, 1997 and 1996, respectively. In 1998, revenues from Federal Civilian Agencies other than DoJ were enhanced by $10.1 million from the acquisition of GSI, which resulted primarily from services and equipment provided to the Federal Aviation Administration, and by $4.9 million of internal growth, primarily in the Company's year 2000 software renovation services.

In 1997, the majority of the growth in revenues from Federal Civilian Agencies was due to the acquisitions of ASG and IMS Technologies, Inc. ("IMS"), which combined provided civilian agency revenues of $7.1 million.

Commercial revenues are derived primarily from the Company's Marketing Systems Group in the U.K., and to a lesser degree from the Simulation Systems Group and commercial litigation support. For the years 1998 and 1997, commercial revenues increased by 19%, or $10.7 million, and 16%, or $7.7 million, respectively. These increases were primarily the result of growth in the Marketing Systems Group's sales of territory optimization and marketing analysis software products and services and systems integration services. Total revenues were $40.9 million, $33.0 million and $28.8 million in 1998, 1997 and 1996, respectively. The nature of the Company's proprietary software products business is inherently less predictable than the Company's longer-term contract work with the Federal Government and may fluctuate from year to year.

As a percentage, revenues from state and local governments have increased slightly to 2.9% of revenues from 2.6% of revenues a year ago. The $2.4 million increase in revenues to $9.5 million in 1998 versus $7.1 million in 1997 was largely due to year 2000 business. The $0.4 million revenue decline in 1997 was principally due to reduced demand from various state motor vehicle departments.

The Company's total funded and unfunded backlog at June 30, 1998 increased to $1.05 billion compared to $1.03 billion a year ago.

RESULTS OF OPERATIONS. The following table sets forth the relative percentages that certain items of expense and earnings bear to revenues.

                                     1998        1997        1996
                                    ------------------------------
Revenues                            100.0%      100.0%      100.0%

Costs and expenses
   Direct costs                      54.5        53.9        54.4
   Indirect & selling expenses       36.6        37.1        36.5
   Depreciation & amortization        2.7         2.4         2.3
                                    -----       -----       -----
   Total operating expenses          93.8        93.4        93.2

Income from operations                6.2         6.6         6.8
Interest expense                      0.6         0.5         0.2
                                    -----       -----       -----

Income before income taxes            5.6         6.1         6.6
Income taxes                          2.1         2.4         2.6
                                    -----       -----       -----

Net income                            3.5%        3.7%        4.0%
                                    =====       =====       =====

There are a number of factors which affect the Company's operating income and operating margins, or operating income as a percentage of revenues. Operating income over the three years has been primarily determined through changes in the levels of revenues. The Company reported a 13.5% increase in operating income in 1998 as compared to 1997. The primary reason for the increase was the 19.5% growth in revenues during the year, partially offset by a 0.3% decline in operating margins.

In 1997, income from operations was 6.6% of revenues as compared to 6.8% of revenues in 1996. The higher margin in 1996 was primarily due to $0.9 million in favorable settlements of contract claims. Similar to 1996, the Company recovered $1.5 million in 1997 on several old contract claims and prior year indirect rate settlements. In addition, a $0.3 million pretax gain was recognized on the sale of a non-strategic software product line. However, the gains recognized in 1997 were, in the aggregate, offset by $1.7 million of losses from productivity problems experienced in fixed unit price document management work in the litigation support business.

In 1998, there were no significant unusual or infrequently recurring items, such as those discussed in 1996 and 1997, that impacted operating margins.

During the last three years, as a percentage of revenues, total direct costs were 54.5%, 53.9% and 54.4%. Direct costs include direct labor and other direct costs such as equipment purchases, subcontract costs and travel expenses, which are generally passed through to the customer. The largest component of direct costs, direct labor, was $103.6 million, $92.3 million and $86.3 million in 1998, 1997 and 1996, respectively. Other direct costs were $74.0 million, $54.8 million and $46.9 million in 1998, 1997 and 1996, respectively, and have grown at a more rapid pace over the three-year period as the Company has a higher number of prime contracts with an increased level of other direct costs, the most notable increase coming from contracts obtained through the acquisitions of GSI and SRI.

Indirect costs and selling expenses include fringe benefits, marketing and bid & proposal costs, indirect labor, and other discretionary costs. As a percentage of revenues, indirect costs were 36.6%, 37.1% and 36.5% for 1998, 1997 and 1996 respectively. Most of these expenses are highly variable and have grown in proportion with the growth in revenues.

The increase in depreciation and amortization of $2.0 million to $8.9 million in 1998 was partially due to the acquisitions discussed above which resulted in additional goodwill amortization of $0.8 million. In 1997, $0.3 million of incremental goodwill amortization from acquisitions contributed to the overall increase of $1.3 million of depreciation and amortization expense. The remainder of the increases for 1998 and 1997 was due to capital expenditures of $6.4 million and $6.5 million, respectively, which consisted primarily of computer and network equipment.

Interest expense increased in 1998 and 1997 by $0.7 million and $0.5 million, respectively. The higher costs were the result of increases in average borrowings during these periods to $27.5 million and $15.6 million, respectively, from the 1996 average of $8.6 million. The increased borrowings were primarily the result of the acquisitions previously discussed.

The effective income tax rates in 1998, 1997 and 1996 were 36.6%, 40.0% and 39.0%, respectively. The decrease in the effective tax rate in 1998 was primarily the result of a lower effective state income tax rate. The increase in the 1997 rate was due to higher non-deductible goodwill amortization expense associated with acquisitions.

Effects of Inflation
--------------------

Approximately 22% of the Company's business is conducted under cost-reimbursable contracts which automatically adjust revenues to cover increased costs from inflation. Over 52% of the business is under time-and-materials contracts where labor rates are often fixed for several years. The Company generally is able to price these contracts in a manner to accommodate rates of inflation as experienced in recent years. The remaining portion of the Company's business is fixed-price and is primarily for product sales or other short-term efforts that generally are not adversely affected by inflation.
PAGE

Liquidity and Capital Resources
-------------------------------

Historically, the Company's positive cash flow from operations and available credit facilities has provided adequate liquidity and working capital to fully fund the Company's operational needs and support acquisition activities. Working capital was $54.9 million and $42.0 million as of June 30, 1998 and 1997, respectively. The increase in working capital in 1998 is primarily related to the GSI acquisition. Operating activities provided cash of $19.9 million and $15.0 million for 1998 and 1997, respectively. The increase in cash provided by operating activities was primarily due to growth in earnings before depreciation and amortization. Increased working capital requirements to support the higher level of revenues were partially offset by the receipt of $3.1 million in income tax refunds.

The Company used $42.6 million in investing activities in 1998 versus $17.8 million for the same period last year. The acquisitions of GSI and AnaData accounted for $35.4 million of the total cash invested in 1998. In 1997, the acquisitions of SRI, Sales Performance Analysis Limited ("SPA"), and the Simulation Engineering Division of Statistica, Inc. ("Statistica") accounted for a combined purchase price of $9.6 million, which was financed through bank borrowings. Purchases of office and computer-related equipment of $6.4 million and $6.5 million in 1998 and 1997, respectively, accounted for a significant portion of the remaining cash used in investing activities.

During 1998, the Company financed its investing activities from operating cash flows and from a net increase in borrowings of $21.0 million under its line of credit. For the year ended June 30, 1997, financing activities provided cash of $3.2 million as a result of $4.4 million in proceeds and derived income tax benefits from the exercise of stock options offset by a $1.2 million reduction in borrowings under the line of credit.

In anticipation of continuing its strategy of acquisitions and in order to secure lower interest rates, on June 19, 1998 the Company executed a new five-year unsecured revolving line of credit. The agreement permits borrowings of up to $125 million with annual sublimits on amounts borrowed for acquisitions. (See also Note 4 to the Notes to Consolidated Financial Statements.) The Company also maintains a 500,000 pound sterling unsecured line of credit in London, England, which expires in November 1998. At June 30, 1998, the Company had approximately $96 million available for borrowings under its lines of credit.

On July 30, 1998, the Company executed a definitive purchase agreement to acquire 100% of the outstanding common shares of QuesTech, Inc. ("QuesTech") for $18.375 per share in cash, subsequently reduced to $18.13 per share. The total value of the acquisition, including the assumption of debt, will be approximately $42 million. The acquisition will be financed with bank borrowings and is expected to be completed in late October or November 1998.

On August 13, 1998, the Company purchased the assets of Information Decision Systems ("IDS") for $2.6 million in cash, which was financed with available bank borrowings.
While the Company did not purchase any of its shares in 1997 or 1998, it has repurchased its shares in the market in prior years. The Company has never paid any cash dividends as its policy is to invest earnings in the growth of the Company.

The Company believes that the combination of internally generated funds, available bank borrowings and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

Year 2000
---------

The following discussion addresses the Company's response to the year 2000 issue, caused by the fact that many computer systems have not been designed to process dates for the year 2000 and beyond.

The Company has undertaken a multi-faceted compliance program to address its readiness to handle the date issue in connection with both IT and non-IT systems (such as those using embedded chip technology) in the following areas:
CACI-developed software products and systems, infrastructure hardware and software applications, business applications, office equipment, leasehold facilities, and critical business partners. The Company believes that continued awareness and communication are critical to the successful execution of this program. We are currently addressing each one of these elements listed above.

Through the use of questionnaires, compliance testing, and continued discussions, we have presently determined the readiness of a substantial portion of the CACI software products currently offered. We are working to a plan which is aimed toward achieving compliance by March 1999. As most of the products offered by CACI do not focus on or utilize transactional data, it is our present belief that our efforts will be successful in developing a complete suite of compliant products. Regarding the custom systems previously developed by CACI for its customers, the Company is working to evaluate the contractual commitments that would obligate CACI to remediate non-compliant systems, as well as CACI's potential legal exposure concerning systems for which CACI has no continuing express warranty or maintenance obligations. Based on the present state of our knowledge and of the law as it applies to this aspect of the year 2000 issue, we are unable at this time to determine the full extent of exposure or to estimate the probable cost and timing of any required remediation.

Over the past few years, the Company has made a concerted effort to update its computer desktops and laptops and its internal communications network equipment and software. With current technology in place, the Company believes that most of these systems are already compliant. The Company has taken the additional step of requesting that its 160 suppliers of such systems and components provide information as to year 2000 compliance of their products. To date, approximately 60% have been found to be compliant or require only minor changes. The Company is proceeding in accordance with a plan that is scheduled to achieve material compliance of these systems by June 1999.

At this point, the Company has identified the following systems as our key business applications: finance & project management, payroll, human resources, and contracts. Our human resources information and contracts database systems are largely compliant with only minor issues remaining. We are currently in the process of upgrading our payroll system to a fully compliant MS-Windows(R)-based version supplied by an outside vendor, and we expect this upgrade to resolve this issue. In January 1998, we began our implementation of new finance and project management systems, which are supplied by Deltek, a leading supplier of such systems to the government contracting industry.
These systems are represented as being compliant and our plan is to have them implemented by June 1999.

We have and will continue to determine and assess our critical business partners as a part of our compliance program. Presently, such significant business partners include, but are not limited to, our suppliers, the utility companies, our bank lending group, an outside vendor used to process payroll, insurance and benefit providers, and property management firms. CACI's operations are dependent to varying degrees on the readiness of these and other partners. CACI has issued questionnaires to most of the currently identified business partners. To date, the number of responses received is insufficient for us to evaluate the readiness of such parties. The Company is continuing to aggressively pursue responses in order to complete our evaluations and develop any appropriate contingency plans, as necessary.

The Company is heavily dependent upon the effectiveness of its customers' systems, principally in the U.S. Government, for the administration of contracts and payment of the Company's invoices. The Company plans to make formal inquiries of the efforts of its larger U.S. Government customers to determine the status and encourage correction of any problems in their systems. The primary concern is that there will be delays in contract payments to the Company, which would require a temporary increase in working capital. The Company has substantial borrowing capacity available under its current line of credit, which extends to June 2003, but will further evaluate the potential cash flow impact of the problem and determine if additional steps are necessary to insure that adequate contingency financing is available.

The financial impact of preparing the Company to be compliant is not fully determinable at this time. Presently, the most significant costs are related to our implementation of our new business systems in finance and project management, which are discussed above. Costs for this project, including software, hardware, consulting fees and labor are estimated at $2 million, of which approximately 50% has been spent to date. These costs are being capitalized and will be depreciated when the system is operational. In addition, we anticipate incurring approximately $200 thousand in incremental, internal labor costs that relate specifically to management of the year 2000 compliance program. The Company has devoted one full-time individual, an oversight committee of 15 individuals and approximately 40 LAN administrators at various offsite locations to communicate and implement all aspects of the year 2000 compliance program. The Company has found that many of the upgrades or patches necessary to fix the software are being provided at no cost by major vendors. In addition, a majority of the CACI software product upgrades are currently planned using existing technical staff without a significant effect on other new product development.

In summary, the Company has established a year 2000 compliance program plan and is working it as described above. We have not yet proceeded far enough through performance of that plan to make a more complete assessment of the Company's state of readiness, costs to address year 2000 issues, or risks to the Company. Moreover, because the Company's year 2000 compliance program plan appears, on the basis of our present knowledge, to adequately address the matter, we have not yet developed specific contingency plans. Investors should be aware of the fact that the process of addressing the year 2000 issue is necessarily incremental. The Company will continue to report on the status of its year 2000 compliance program. Investors are cautioned, however, that the Company's assessment of its readiness, of the costs of performing the program and the risks attended thereto, and of the need for any contingency plans may change materially in the future as we gain more complete knowledge and proceed further through plan performance.

Forward Looking Statements
--------------------------

This filing may contain "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements concerning expectations of the Company's future performance in terms of revenue and earnings. The Company cautions investors that there can be no assurance that actual results will not differ materially from those projected or suggested in such forward-looking statements. Factors which could cause a material difference in results include, but are not limited to, the following: regional and national economic conditions; changes in interest rates; changes in government spending policies and/or decisions concerning specific programs; individual business decisions of customers and clients; developments in technology; competitive factors and pricing pressures; the year 2000 issue; our ability to achieve the objectives of our business plans; and changes in government laws or regulations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of CACI International Inc and subsidiaries are provided in Section II of the Report.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements with its independent accountants on accounting principles, practices or financial statement disclosure during the two years prior to the date of the most recent financial statements included in this Report.

                                  PART III
                                  --------

The Information required by Items 10, 11, 12, and 13 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to the Company's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.
PAGE

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

    1.   Financial Statements.

         A.    Report of Independent Accountants
         B. Consolidated Statements of Operations for the years ended June 30, 1998, 1997 and 1996
         C.    Consolidated Balance Sheets as of June 30, 1998 and 1997
         D. Consolidated Statements of Shareholders' Equity for the years ended June 30, 1998, 1997 and 1996
         E. Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996
         F.    Notes to Consolidated Financial Statements

    2.   Supplementary Financial Data.

         Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1998, 1997 and 1996

(b) Reports on Form 8-K

    . The Registrant filed a Current Report on 8-K on November 14, 1997, in which the Registrant reported that it had acquired the business and most of the assets of Government Systems, Inc.

    . The Registrant filed a Current Report on 8-K/A on January 14, 1998, in which the Registrant amended Items 7(a) (1) and (b)(2) of the Current Report on Form 8-K filed on November 14, 1997.

    . The Registrant filed a Current Report on Form 8-K on May 27, 1998, in which the Registrant reported that it had signed a Letter of Intent to acquire all of the issued and outstanding stock of QuesTech, Inc.

(c) Exhibits (listed by numbers corresponding to the exhibit table of Item 601 regulation S-K).

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

    (4)  Instruments Defining the Rights of Security Holders:

         4.1   Clause FOURTH of the Registrant's Certificate of
               Incorporation, incorporated above as Exhibit 3.1.
    (10) Material Contracts:

         10.1 Form of Stock Option Agreement between the Registrant and certain employees is incorporated by reference from Exhibit
               10.6 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1991.

         10.2 Employment Agreement between the Registrant and Dr. J. P. London dated August 17, 1995, is incorporated by reference from Exhibit 10.3 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.

         10.3 The Stock Purchase Agreement dated September 1, 1995, between the Registrant, CACI, Inc., Automated Sciences Group, Inc., and Conrad Hipkins, is incorporated by reference from
Exhibit                  10.5 of the Registrant's Annual Report of Form 10-K
filed with
               the Securities and Exchange Commission for the fiscal year ended June 30, 1996.

         10.4 The Acquisition and Merger Agreement dated December 21, 1995, between the Registrant, IMS Technologies, Inc., and certain other parties, is incorporated by reference from Exhibit 10.6 of the Registrant's Annual Report of Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1996.

         10.5 The Revolving Credit Agreement dated July 26, 1996, between the Registrant, NationsBank, N.A., and certain other parties, is incorporated by reference from Exhibit 10.7 of the Registrant's Annual Report of Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1996.

         10.6 The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registration Statement on Form S-8 filed with the Commission on January 24, 1997.

         10.7 The Acquisition Agreement dated November 1, 1997, between the Registrant, CACI, Inc., and Government Systems, Inc., is incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 1997.

         10.8 The Revolving Credit Agreement date June 19, 1998, between Registrant, NationsBank N.A., and certain other parties.

    (11) Computation of Earnings per Common and Common Equivalent Share.

    (21) The significant subsidiaries of the Registrant, as defined in
         Section 1-02(w) of regulation S-X, are:

         CACI, Inc., a Delaware Corporation
         CACI, INC.-FEDERAL, a Delaware Corporation
           (also does business as "CACI Marketing Systems", "Information Decision Systems", "Demographic on Call" and "CACI IDS")
         CACI, INC.-COMMERCIAL, a Delaware Corporation
         CACI Products Company, a Delaware Corporation
         CACI Products Company California, a California Corporation American Legal Services Corp., a Delaware Corporation
           (also does business as "CACI Advanced Legal Systems" and "CACI Legal Systems")
         CACI Field Services, Inc., a Delaware Corporation
         CACI N.V., a Netherlands Corporation
         CACI Limited, a United Kingdom Corporation
         Automated Sciences Group, Inc., a Delaware Corporation
         IMS Services, Incorporated, a Maryland Corporation
         Integrated Microcomputer Systems, Inc., a Maryland Corporation

    (27) Financial Data Schedule
PAGE

                                 SECTION II


                      REPORT OF INDEPENDENT ACCOUNTANTS

                                     AND

                      CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
PAGE

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
CACI International Inc
Arlington, Virginia


We have audited the accompanying consolidated balance sheets of CACI International Inc and subsidiaries (the Company) as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

          /s/

[Deloitte & Touche LLP]
Washington, D.C.
August 11, 1998
PAGE

                           CACI INTERNATIONAL INC
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (amounts in thousands, except per share data)


Year ended June 30,                       1998       1997       1996
----------------------------------------------------------------------

Revenues                                $326,110   $272,984   $244,615

Costs and expenses
  Direct costs                           177,584    147,084    133,184
  Indirect costs & selling expenses      119,320    101,157     89,160
  Depreciation & amortization              8,892      6,852      5,510
                                         -------    -------    -------
  Total operating expenses               305,796    255,093    227,854

Income from operations                    20,314     17,891     16,761

Interest expense                           1,837      1,105        605
                                         -------    -------    -------

Income before income taxes                18,477     16,786     16,156

Income taxes                               6,762      6,714      6,305
                                         -------    -------    -------

Net income                              $ 11,715   $ 10,072   $  9,851
                                         =======    =======    =======

EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:

Basic earnings per share                $   1.09   $   0.96   $   0.97
                                         =======    =======    =======
Diluted earnings per share              $   1.05   $   0.92   $   0.92
                                         =======    =======    =======

Average shares outstanding                10,779     10,504     10,140
                                          ======     ======     ======
Average shares & equivalent
  shares outstanding                      11,153     11,005     10,716
                                          ======     ======     ======

See Notes to Consolidated Financial Statements.
PAGE

                           CACI INTERNATIONAL INC
                         CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)

June 30,                                             1998         1997
------------------------------------------------------------------------

ASSETS
Current assets
  Cash and equivalents                             $  2,081     $  2,015
  Accounts receivable
    Billed                                           83,995       59,294
    Unbilled                                          9,350       11,549
                                                    -------      -------
    Total accounts receivable                        93,345       70,843

  Income taxes receivable                                 -        2,984
  Deferred income taxes                                 209          114
  Deferred contract costs                             2,383            -
  Prepaid expenses and other                          4,362        3,576
                                                    -------      -------
Total current assets                                102,380       79,532

Property and equipment, net                          11,351       11,605

Accounts receivable, long-term                        6,075        7,015
Goodwill                                             37,474       15,459
Other assets                                          4,884        4,486
Deferred contract costs, long-term                      480            -
Deferred income taxes                                   416          763
                                                    -------      -------

Total assets                                       $163,060     $118,860
                                                    =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses            $ 24,257     $ 19,854
  Accrued compensation and benefits                  17,010       12,527
  Income taxes payable                                4,390            -
  Deferred income taxes                               1,845        5,137
                                                    -------      -------
Total current liabilities                            47,502       37,518

Note payable, long-term                              29,800        8,800)
Deferred rent expenses                                1,289        1,627
Deferred income taxes                                   142          141

Shareholders' equity
Common stock
  $.10 par value, 40,000,000 shares
  authorized, 14,371,000 and 14,215,000
  shares issued                                       1,437        1,422
Capital in excess of par                             12,344       10,595
Retained earnings                                    84,415       72,700
Cumulative currency translation adjustments            (207)        (281)
Treasury stock, at cost (3,526,000 shares)          (13,662)     (13,662)
                                                    -------      -------
Total shareholders' equity                           84,327       70,774
                                                    -------      -------
Total liabilities and shareholders' equity         $163,060     $118,860
                                                    =======      =======

See Notes to Consolidated Financial Statements.
PAGE

                           CACI INTERNATIONAL INC
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)

Year ended June 30,                           1998       1997        1996
---------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                  $ 11,715   $ 10,072    $  9,851
Reconciliation of net income
  to net cash provided by
  operating activities
    Depreciation and amortization              8,892      6,852       5,510
    (Gain) loss on sale of property
      and equipment                             (166)      (657)         11
    Provision (benefit) for
      deferred income taxes                   (2,898)     2,531         811

Changes in operating assets
  and liabilities
    Accounts receivable                      (12,014)      (275)     (5,636)
    Prepaid expenses and other assets            273        363         177
    Accounts payable and
      accrued expenses                         1,481       (873)      1,558
    Accrued compensation and benefits          4,192       (990)     (1,667)
    Deferred rent expenses                      (755)      (638)       (462)
    Income taxes payable (receivable)          7,374     (1,357)     (3,571)
     Deferred contract costs                   1,764          -           -
                                             -------    -------     -------

Net cash provided by
  operating activities                        19,858     15,028       6,582

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment        (6,428)    (6,544)     (4,198)
Proceeds from sale of business,
  property and equipment                       1,207        373          62
Purchase of businesses                       (36,513)   (10,351)    (13,372)
Capitalized software costs and other            (837)    (1,292)       (463)
                                             -------    -------     -------

Net cash used in investing activities        (42,571)   (17,814)    (17,971)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds under line of credit                175,950    116,471     109,173
Payments under line of credit               (154,950)  (117,658)    (99,186)
Proceeds from stock options                    1,764      4,402       1,205
                                             -------    -------     -------

Net cash provided by financing activities     22,764      3,215      11,192
Effect of exchange rates on cash
  and equivalents                                 15       (192)        (21)
                                             -------    -------     -------

Net increase (decrease) in
  cash and equivalents                            66        237        (218)
Cash and equivalents, beginning of year        2,015      1,778       1,996
                                             -------    -------     -------

Cash and equivalents, end of year           $  2,081   $  2,015    $  1,778
                                             =======    =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

Cash paid during the year for
  income taxes, net of refunds              $  1,483   $  2,826    $  7,240
                                             =======    =======     =======
Cash paid during the year for interest      $  1,909   $  1,035    $    609
                                             =======    =======     =======

See Notes to Consolidated Financial Statements.
PAGE

                           CACI INTERNATIONAL INC
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (amounts in thousands)


Cumulative
                                        Common stock
Capital               currency         Treasury stock      Total
                                     ------------------  in excess  Retained
translation      ---------------   shareholders'
                                     Shares     Amount     of par   earnings
adjustments      Shares   Amount      equity

--------------------------------------------------------------------------------
-----------


BALANCE, July 1, 1995                13,568     $1,357    $ 5,053
$52,777      $(1,040)       3,526   $(13,662)    $44,485

Net income                                -          -          -
9,851            -            -          -       9,851)
Currency translation adjustments          -          -          -
-         (203)           -          -        (203)
Exercise of stock options
  (including $618 income tax
     benefit)                           187         19      1,186
-            -            -          -       1,205
                                     ------      -----     ------
------        -----        -----     ------      ------

BALANCE, June 30, 1996               13,755      1,376      6,239
62,628       (1,243)       3,526    (13,662)     55,338

Net income                                -          -          -
10,072            -            -          -      10,072
Currency translation adjustments          -          -          -
-          962            -          -         962
Exercise of stock options
 (including $2,720 income
     tax benefit)                       460         46      4,356
-            -            -          -       4,402
                                     ------      -----     ------
------        -----        -----     ------      ------

BALANCE, June 30, 1997               14,215      1,422     10,595
72,700         (281)       3,526    (13,662)     70,774

Net income                                -          -          -
11,715            -            -          -      11,715
Currency translation adjustments          -          -          -
-           74            -          -          74
Exercise of stock options
  (including $834 income
    tax benefit)                        156         15      1,749
-            -            -          -       1,764
                                     ------      -----     ------
------       ------        -----     ------      ------

BALANCE, June 30, 1998               14,371     $1,437    $12,344
$84,415       $ (207)       3,526   $(13,662)    $84,327
                                     ======      =====     ======
======        =====        =====     ======      ======



See Notes to Consolidated Financial Statements.
                                 CACI INTERNATIONAL INC
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities
-------------------

The Company is an international information systems and high technology services corporation. It is a leader in computer-based information technology systems, custom software, integration and operations, communication and network services, imaging and document management, simulation, and proprietary database and software products. The Company provides worldwide services in support of U.S. national defense and civilian agencies, state and local governments, and commercial enterprises.

Principles of Consolidation
---------------------------

The consolidated financial statements include the statements of CACI International Inc and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition
-------------------

Revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus a proportionate amount of the fee earned. Revenues on fixed-price contracts are recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenues on time-and-material contracts are recognized to the extent of billable rates times hours delivered plus material expenses incurred. Revenues from software license sales are recognized upon delivery when there is no significant obligation to perform after the sale, but are recognized under the percentage-of-completion method when there is significant obligation for production, modification or customization after the sale. Revenues from maintenance support services on these products are nonrefundable and generally recognized on a straight-line basis over the term of the service agreement. Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined.

The Company's U.S. Government contracts (approximately 77% of total revenues in 1998) are subject to subsequent government audit of direct and indirect costs. The majority of such incurred cost audits have been completed through June 30, 1996. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.

Property and Equipment
----------------------

Property and equipment is recorded at cost. Depreciation of equipment has been provided over the estimated useful life of the respective assets of three to ten years, using the straight-line method. Leasehold improvements are generally amortized using the straight-line method over the respective remaining lease term or the useful life of the improvements, whichever is shorter.

(dollars in thousands) June 30,              1998          1997
-----------------------------------------------------------------
Equipment and furniture                    $ 33,949      $ 30,553
  Leasehold improvements                      2,412         2,198
                                            -------       -------

  Property and equipment, at cost            36,361        32,751
    Less accumulated depreciation
      and amortization                      (25,010)      (21,146)
                                            -------       -------

Total property and equipment, net          $ 11,351      $ 11,605
                                            =======       =======

Deferred Contract Costs
-----------------------

Deferred contract costs include the cost of equipment acquired by the Company to provide communications services under contract. The costs are charged to expense as the associated service revenues are billed to the customer. As of June 30, 1998, approximately $2.4 million is classified as a current asset, which represents the amount to be recovered within the next twelve months.

Capitalized Software Costs
--------------------------

Costs incurred internally in creating a computer software product are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or estimated net realizable value. Capitalized costs are amortized based on current and future revenues for each product with annual minimum amortization equal to the straight-line amortization over the remaining estimated economic life of the product, which ranges from three to five years.

Goodwill
--------

The excess of cost over fair market value of net assets acquired is being amortized using the straight-line method, generally over 15 to 20 years. Accumulated amortization was $4,972,000 and $2,952,000 at June 30, 1998, and June 30, 1997, respectively.
PAGE

Income Taxes
------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards.

U.S. income taxes have not been provided on $20,157,000 in undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. If such earnings were distributed to the United States, certain foreign tax credits would be available to reduce the associated tax liability.

Currency Translation
--------------------

The assets and liabilities of the Company's foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of such translation gains and losses is not included in determining net income, but is accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in determining net income.

Earnings Per Share
------------------

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 and makes them comparable to international earnings per share standards. The Statement is effective for financial statements issued for periods ending after December 15, 1997. As a result, the Company's reported earnings per share for 1997 and 1996 have been restated.

SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share includes the incremental effect of stock options calculated using the treasury stock method.

Statement of Cash Flows
-----------------------

For purposes of the Statement of Cash Flows, short-term investments with an original maturity of three months or less are considered cash equivalents.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of the Company's accounts payable and accrued expenses approximate their fair value. The line of credit has a floating interest rate that varies with current indices and, as such, its recorded value approximates fair value.

Use of Estimates
----------------

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
--------------------------------

Effective for fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and, as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25 to its stock options. This statement requires footnote disclosure of the pro forma impact on net income and earnings per share of the compensation cost that would have been recognized if the fair value of all stock-based awards was recorded in the income statement. (See Note 6).

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." As specified by these Statements, the Company will apply these Statements beginning in fiscal 1999 and reclassify its financial statements for earlier periods for comparative purposes.

SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As a result, the Company will report the effects of foreign currency translation gains or losses as a component of comprehensive income.

SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. At this point, the Company has not fully determined the impact of the adoption of SFAS No. 131.

Reclassifications
-----------------

Certain reclassifications have been made to the prior years' financial statements in order for them to conform to the current presentation.


NOTE 2.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The costs capitalized and amortized for the years ended June 30, 1998, 1997 and 1996, included on the Consolidated Balance Sheets as other assets, were as follows:

(dollars in thousands)              1998       1997       1996
---------------------------------------------------------------

Annual activity
  Balance, beginning-of-year       $2,029     $1,229     $1,068
  Capitalized during year             694      1,399        422
  Amortized during year              (860)      (599)      (261)
                                    -----      -----      -----

Balance, end-of year               $1,863     $2,029     $1,229
                                    =====      =====      =====


NOTE 3.  ACCOUNTS RECEIVABLE

Total accounts receivable are net of allowance for doubtful accounts of $3,637,000 and $2,988,000 at June 30, 1998 and 1997, respectively. Accounts receivable are classified as follows:

(dollars in thousands)                         1998          1997
-------------------------------------------------------------------

Billed receivables
  Billed receivables                          $76,458       $52,159
  Billable receivables at end of period         7,537         7,135
                                               ------        ------

  Total billed receivables                     83,995        59,294
Unbilled receivables
  Unbilled pending receipt of contractual
    documents authorizing billing               9,195        11,374
  Unbilled retainages and fee withholds
    expected to be billed within the
    next 12 months                                155           175
                                               ------        ------

                                                9,350        11,549
  Unbilled retainages and fee withholds
    expected to be billed beyond the
    next 12 months                              6,075         7,015
                                               ------        ------

  Total unbilled receivables                   15,425        18,564
                                               ------        ------

Total accounts receivable                     $99,420       $77,858
                                               ======        ======

NOTE 4.  NOTE PAYABLE

On July 26, 1996, the Company entered into an unsecured credit agreement, which permitted borrowings of up to $50 million with sublimits on amounts borrowed for acquisitions, dividends paid, and repurchases of Company stock. Interest was calculated based on the Prime Rate, London Interbank Offered Rate ("LIBOR"), or Federal Funds Rate, dependent upon borrowing options and financial covenant thresholds. In October 1997, the Company increased its borrowing capacity to $70 million and extended the term to July 1, 2000, with all other significant terms remaining the same. On June 19, 1998, the Company replaced this existing facility with a new five-year unsecured credit agreement, which permits borrowings of up to $125 million with a sublimit of $55 million of borrowings in the first year for acquisitions and a sublimit of $40 million per year in subsequent years. The new agreement permits similar borrowing options and interest rates as those offered by the prior agreement. The current LIBOR option is at the applicable period rate plus 0.50%. In addition, the Company pays a fee on the unused portion of the facility. The interest rate and unused portion fee are determined quarterly based on debt leverage ratio thresholds. The agreement contains customary financial covenants and ratios related to debt leverage, fixed charges coverage and net worth. Under these agreements, the Company had outstanding borrowings of $29,800,000 and $8,800,000 at June 30, 1998 and 1997,
respectively. The applicable interest rate was 6.2% and 6.7% at June 30, 1998 and 1997, respectively.

NOTE 5.  INCOME TAXES

The provision (benefit) for income taxes for the years ended June 30, consists of:

(dollars in thousands)                  1998       1997       1996
-------------------------------------------------------------------

Current
   Federal                             $7,986     $2,911     $3,668
   State and local                        649        675        802
   Foreign                              1,025        597      1,024
                                        -----      -----      -----
   Total current                        9,660      4,183      5,494

Deferred
   Federal                             (2,261)     2,050        693
   State and local                       (731)       454        152
   Foreign                                 94         27        (34)
                                        -----      -----      -----
   Total deferred                      (2,898)     2,531        811
                                        -----      -----      -----

Total                                  $6,762     $6,714     $6,305
                                        =====      =====      =====

A reconciliation of the income tax provision (benefit) and the amount computed by applying the statutory U.S. income tax rate of 35% for the year ended June 30, 1998 and 34% for the years ended June 30, 1997 and 1996 is as follows:

(dollars in thousands)                  1998       1997       1996
-------------------------------------------------------------------
Amount at statutory U.S. rate          $6,467     $5,707     $5,493
State taxes, net of U.S. income
   tax benefit                             96        745        630
Taxes on foreign earnings at
   different effective rates              (65)        29        (25)
Other expenses not deductible
   for tax purposes                        29         74        130
Non-deductible goodwill                   235        209        147
Foreign and research & development
   tax credits                              -        (50)       (70)
                                        -----      -----      -----
Total                                  $6,762     $6,714     $6,305
                                        =====      =====      =====

Effective tax rate                      36.6%      40.0%      39.0%
                                        =====      =====      =====
PAGE

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities at June 30, 1998 and 1997, are as follows:

(dollars in thousands)                        1998          1997
-----------------------------------------------------------------

Deferred tax assets
  Accrued vacation and other expenses        $4,111       $ 3,973
  Deferred rent                                 602           968
  Foreign transactions                           67           114
  Pension                                       307           280
  Depreciation                                  141             -
  Other                                         143           270
                                              -----        ------

  Total deferred tax assets                   5,371         5,605
                                              -----        ------

Deferred tax liabilities
  Unbilled revenues                          (5,361)       (8,651)
  Depreciation                                    -          (205)
  Capitalized software                         (486)         (562)
  Goodwill                                     (326)            -
  Other                                        (560)         (588)
                                              -----        ------

  Total deferred tax liabilities             (6,733)      (10,006)
                                              -----        ------
Net deferred tax liability                  $(1,362)      $(4,401)
                                              =====        ======

NOTE 6.  STOCK INCENTIVE PLAN

Until September 24, 1996, the Company had an Employee Stock Incentive Plan (the "1986 Plan") which provided that key employees could be awarded some or all of the following: non-qualified stock options; incentive stock options within the meaning of the Internal Revenue Code; and common stock. At the Company's 1996 Annual Meeting on November 14, 1996, the shareholders approved a new Stock Incentive Plan (the "1996 Plan"). The 1996 Plan permits award of incentive and non-qualified stock options, stock appreciation rights and stock grants to officers and employees of the Company, and limits total awards and stock grants to 1,500,000 shares over the life of the Plan. Options for 480,000 shares have been granted under the 1996 Plan through June 30, 1998 and, with certain exceptions, are exercisable for a period of ten years from the date of grant.

The period during which each option is exercisable is determined when granted, but in no event could options granted under the 1986 Plan be exercisable after
December 31, 2000.   Pursuant to the terms of the 1986 Plan, no grants of
options or other securities could be made after September 24, 1996.
The stock option exercise prices were at fair market value on the date of grant. Accordingly, no compensation cost has been recognized for incentive stock option grants. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at grant dates for awards under those plans consistent with the method of accounting under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(dollars in thousands,
   except per share)                 1998       1997       1996
----------------------------------------------------------------
Net income
   As reported                     $11,715    $10,072    $ 9,851
   Pro forma                        10,991      9,681      9,683

Diluted earnings per share
   As reported                     $  1.05    $  0.92    $  0.92
   Pro forma                          0.99       0.88       0.90


The fair value of each option is estimated on the date of grant using the Black-Sholes option-pricing model with the following additional assumptions:


Year ended June 30,                  1998       1997       1996
---------------------------------------------------------------

Dividend yield                          0%         0%        0%
Volatility rate                      26.6%      47.0%     40.0%
Discount rate                         5.7%       6.2%      6.6%
Expected term (years)                  5          3         3

Stock option activity and price information regarding the Plans follows:

                                                                 Weighted
                                                                 Average
                                       of                        Exercise
(shares in thousands)                shares    Exercise Price     Price
-------------------------------------------------------------------------

Shares under option, July 1, 1995    1,414    $ 1.87 - $10.88     $ 3.63
  Granted                              198     10.00 -  14.44      12.10
  Exercised                           (187)     1.87 -   5.94       3.15
  Forfeited                            (46)     3.50 -  13.44       8.42
                                     -----

Shares under option, June 30, 1996   1,379      1.87 -  14.44       4.75
  Granted                              188     11.06 -  19.31      16.74
  Exercised                           (460)     1.87 -  13.44       3.60
  Forfeited                            (46)     1.87 -  14.63      10.34
                                     -----

Shares under option, June 30, 1997   1,061      1.87 -  19.31       7.18
  Granted                              366     15.00 -  20.28      19.19
  Exercised                           (156)     1.87 -  14.63       5.98
  Forfeited                            (88)     2.59 -  19.31      14.76
                                     -----

Shares under option, June 30, 1998   1,183      1.87 -  20.28      10.14
                                     =====


Weighted       Weighted
                                        Number
Average         Average
                                          of
Exercise       Remaining
(shares in thousands)                   shares     Exercise Price
Price      Contractual Life
--------------------------------------------------------------------------------
--------------------

Shares under option, June 30, 1998       409       $ 1.87 - $ 2.81     $
1.99           2.5
                                         123         2.87 -   3.50
3.15           2.5
                                          26         5.94 -   8.56
6.75           2.5
                                         224        10.00 -  15.00
13.00           2.5
                                         401        15.50 -  20.28
19.24           8.4
                                       -----
                                       1,183
                                       =====

Options exercisable, June 30, 1998       409        1.87  -   2.81       1.99
                                         123        2.87  -   3.50       3.15
                                          26        5.94  -   8.56       6.75
                                          84       10.88  -   15.50     12.65
                                           4       17.44  -   19.31     18.46
                                       -----
                                         646
                                       =====



Exercise prices are based on the market price of the Company's common stock at the date the options are granted.


NOTE 7.  PENSION PLAN

Through June 30, 1997, the Company had a defined contribution pension plan (the "CACI Pension Plan") covering approximately 85% of its employees. The Company contributed to a trust an amount equal to 2.5% of a qualified employee's total fiscal year cash compensation, up to $35,000 per year, and an amount equal to 5% of cash compensation in excess of $35,000 per year, subject to maximum contribution limitations.

Effective July 1, 1997, the Company merged its pension plan and voluntary 401(k) Plan into a single plan, the CACI $MART Plan. Current Company employees who participated in the prior CACI Pension Plan became fully vested in their prior Company contributions on June 30, 1997, and their balances were transferred to the new CACI $MART Plan.

Effective July 1, 1997, employees became immediately eligible to join the CACI $MART Plan, a defined contribution plan. Employees can contribute up to 15% (subject to certain statutory limitations) of their total compensation. The Company matches contributions equal to 50% of the amount of the employee's contribution, up to 6% of the employee's total fiscal year cash compensation. In addition, the Company may also make discretionary profit sharing contributions to the plan. Employer contributions vest to the employees according to a vesting schedule entitling full vesting after five years of employment. The CACI $MART PLAN is qualified under the Internal Revenue Code, as determined by the Internal Revenue Service.

The Company maintains a non-qualified, unfunded plan, the CACI, Inc. Group Retirement Plan (the "Retirement Plan"), which is available to certain executives participating in the CACI $MART PLAN whose annual compensation exceeds the statutory limit of the qualified plan. The Company contributes 5% of such excess eligible compensation to the Plan. Each participant is fully vested immediately in his account balance.

The total consolidated expense for pension and Company contribution to the 401(k) plan and the Retirement Plan for the years ended June 30, 1998, 1997 and 1996 was $3,847,000, $3,117,000 and $2,745,000, respectively. The Company funds the costs of the qualified plans as they accrue.


NOTE 8.  COMMITMENTS AND CONTINGENCIES

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire primarily over the next five years.

The following is a schedule of future minimum lease payments under non-cancelable leases with a remaining term greater than one year as of June 30, 1998:

                        Year ended     Operating Leases
                         June 30,   (dollars in thousands)
                        ----------------------------------

                           1999           $11,977
                           2000             8,944
                           2001             7,401
                           2002             4,593
                           2003               524
                    Later years                27
                                           ------

   Total minimum lease payments           $33,466
                                           ======

Operating leases reflect the minimum lease payments net of a minimal amount of
sub-lease income.   Rent expense incurred from operating leases for the years
ended June 30, 1998, 1997 and 1996 amounted to $10,780,000, $9,778,000 and
$8,938,000 respectively.

The Company is involved in various lawsuits, claims and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company's operations and liquidity.

NOTE 9.  BUSINESS ACQUISITIONS

All of the acquisitions made by the Company have been accounted for using the purchase method of accounting, and the results of their operations have been included in the Company's statements of operations since the dates of acquisition. The purchase price for each acquisition was allocated to the acquired assets and liabilities using the respective fair value at the date of acquisition. The excess, if any, has been recorded as goodwill and is being amortized on a straight-line basis over 15 to 20 years. All of the acquisitions have been primarily financed through borrowings under the Company's existing line of credit.

1998 Acquisitions
-----------------

On November 1, 1997, the Company acquired the business and net assets of Government Systems, Inc. ("GSI"), a subsidiary of Infonet Services Corporation, a multinational communications network provider, for $28 million in cash plus an additional $5.5 million to pay off existing debt of GSI. GSI delivers international communications and network-related services to meet the networking needs of the U.S. Government and other organizations. These services include full implementation of dedicated private networks, integrated public and private networks, network installation, maintenance, and management and operations. Its major customers include the DoD, the Federal Aviation Administration, and Globalstar Limited Partnership. GSI's annual revenues, prior to acquisition, approximated $36 million. Approximately $23.5 million of the purchase consideration has been allocated to goodwill, based upon the excess of the purchase price over the estimated fair value of net assets acquired, and will be amortized over 20 years. The preliminary purchase price allocation may change during the year of acquisition as additional information concerning the net asset valuation is obtained. GSI contributed revenues of $22.3 million for the period from November 1, 1997 to June 30, 1998.

Also in November 1997, CACI Limited in London, England, acquired all of the share capital of AnaData Limited ("AnaData"). The total consideration paid was $1.9 million in cash, which was financed from CACI Limited's working capital. AnaData develops and markets software products for managing marketing databases, and historically generated annual revenues of approximately $2.5 million. Based upon estimated fair values, $1 million of the purchase consideration has been allocated to software intellectual property rights which will be amortized over five years, and $0.4 million has been allocated to goodwill which will be amortized over 10 years. Since its acquisition, the operations of AnaData have generated $1.5 million in revenue through June 30, 1998.

1997 Acquisitions
-----------------

On October 1, 1996, the Company acquired the business and most of the assets of Sunset Resources, Inc. ("SRI") for $6.2 million. SRI is an engineering and information technology firm that has focused on logistics and engineering support services to the Air Force and is an expert in electronic commerce.
The excess of the purchase price over the fair value of the net assets acquired was $4.6 million.

On January 3, 1997, the Company acquired the business of Sales Performance Analysis Limited ("SPA"), including the intellectual property rights to certain software products, for $2.6 million. SPA develops and markets a unique range of specialized software products and services that enable companies to make more effective use of their field forces through the optimal configuration of sales and services territories. SPA's annual revenues prior to acquisition were $2.0 million. The excess of the purchase price over the fair value of the net assets acquired is $0.7 million. In addition, $1.7 million was allocated to software which will be amortized over five years.

On May 14, 1997, the Company purchased the Simulation Engineering Division of Statistica, Inc., which specializes in computer modeling and simulation. The purchase price of $0.8 million was based on the value of the tangible assets acquired. Consequently, there was no goodwill recorded with this purchase.

1996 Acquisitions
-----------------

Effective September 1, 1995, the Company purchased all of the outstanding stock of Automated Sciences Group, Inc. ("ASG") for $4.9 million, payable in cash over four years. ASG provides information technology, engineering and environmental science services to DoD and the Department of Energy. $500,000 of the purchase price has been held back against the collection of certain receivables.

Effective January 1, 1996, the Company purchased all of the outstanding stock of IMS Technologies, Inc. ("IMS") for $6.5 million in cash payable at closing, plus $1.5 million in cash payable to the four founders of IMS over three years. IMS provides a wide range of computer systems development and systems integration for a variety of applications. These services are provided to DoD as well as Department of Justice, Department of Education, Internal Revenue Service, and Drug Enforcement Agency.

The goodwill, the amount that the purchase prices exceeded the fair values of the net assets acquired, was $2.8 million for ASG and $3.1 million for IMS.

Pro Forma Information (unaudited)
---------------------------------

The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations of the Company for the years ended June 30, 1998, 1997 and 1996, as if the above mentioned acquisitions had occurred at the beginning of both the year of acquisition and the year prior to the acquisition. This unaudited pro forma information does not purport to be indicative of the actual financial position or the results that would actually have occurred if the combinations had been in effect for the years ended June 30:

(dollars in thousands,
  except per share amounts)      1998          1997          1996
-------------------------------------------------------------------

Revenues                       $338,013      $316,300      $265,234
Net income                       11,440         9,389         9,335
Diluted earnings per share         1.03          0.85          0.87


Subsequent Events
-----------------

On July 30, 1998, the Company executed a definitive purchase agreement to acquire 100% of the outstanding common shares of QuesTech, Inc. ("QuesTech") for $18.375 per share in cash, which was subsequently reduced to $18.13 per share. QuesTech is an information technology company that specializes in the development and application of information technology for government and industry. The company provides a broad spectrum of scientific, engineering, and management services in electronics, software engineering, systems engineering, and many other advanced information technology fields. The total value of the acquisition, including the assumption of debt, is expected to be approximately $42 million. The transaction is expected to be completed in late October or November 1998.

On August 13, 1998, the Company purchased the assets of Information Decision Systems ("IDS") for $2.6 million in cash and, therefore, the transaction will be recorded under purchase accounting standards. It is estimated that the excess of the purchase price over the fair value of net assets acquired will approximate $2.4 million. IDS provides Internet access to demographic site information and is expected to enhance the current market share of the Company's Marketing Systems Group in the industry. The acquisition was financed with available bank borrowings.

NOTE 10. SEGMENT INFORMATION

Revenues from contracts with the U.S. Government for 1998, 1997 and 1996 amounted to approximately $251,000,000 (77% of revenues), $211,000,000 (77% of revenues) and $190,000,000 (78% of revenues), respectively.


(dollars in thousands)           1998         1997         1996
-----------------------------------------------------------------

Revenues
  United States                $285,756     $239,645     $215,311
  Foreign                        40,354       33,339       29,304
                                -------      -------      -------
  Combined                     $326,110     $272,984     $244,615
                                =======      =======      =======

Income before income taxes
  United States                $ 14,740     $ 14,853     $ 13,518
  Foreign                         3,737        1,933        2,638
                                -------      -------      -------
  Combined                     $ 18,477     $ 16,786     $ 16,156
                                =======      =======      =======

Net income
  United States                $  9,212     $  8,837     $  8,215
  Foreign                         2,503        1,235        1,636
                                -------      -------      -------
  Combined                     $ 11,715     $ 10,072     $  9,851
                                =======      =======      =======

Identifiable assets
  United States                $134,431     $ 97,847     $ 86,762
  Foreign                        28,629       21,013       16,546
                                -------      -------      -------
  Combined                     $163,060     $118,860     $103,308
                                =======      =======      =======


NOTE 11.  COMMON STOCK DATA (UNAUDITED)

The Company's stock trades on the Nasdaq National Market System. The ranges of high and low sales prices for each quarter during fiscal years 1998 and 1997 are as follows:

                       1998                   1997
     Quarter      High      Low         High        Low
     ---------------------------------------------------

     First      $20       $13 7/8      $18 5/8   $12
     Second      20 5/8    16           22        16
     Third       22 1/4    18 1/2       23 5/8    16 1/8
     Fourth      22 1/4    17 1/8       19 5/8    13 5/8


NOTE 12. QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods have been included.

The 1997 fourth quarter net income included a $0.6 million loss resulting from certain productivity problems experienced in a fixed unit price document management contract in the litigation support business. This loss included a $0.3 million net income provision to cover anticipated losses in 1998, before productivity improvements were fully effected to return the activity to a profitable condition.

(dollars in thousands,
   except per share)            First     Second      Third     Fourth
-----------------------------------------------------------------------

Year ended June 30, 1998
  Revenues                     $70,669    $79,145    $85,239    $91,057
  Costs and expenses            66,746     74,514     80,520     85,853
  Income taxes                   1,491      1,759      1,613      1,899
  Net income                     2,432      2,872      3,106      3,305
  Diluted earnings per share      0.22       0.26       0.28       0.29

Year ended June 30, 1997
  Revenues                     $62,734    $68,821    $70,907    $70,522
  Costs and expenses            58,200     64,039     66,016     67,943
  Income taxes                   1,836      1,936      1,912      1,030
  Net income                     2,698      2,846      2,979      1,549
  Diluted earnings per share      0.25       0.26       0.27       0.14
PAGE

                                                               SCHEDULE II

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
                 FOR YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                           (dollars in thousands)

  Other
                                       Balance
at                                Changes      Balance
                                       Beginning
Additions                     Add         at End
Description                            of Period      at Cost
Deductions    (Deduct)     of Period
-----------                            ----------    ---------
----------    --------     ---------

1998
----
Reserves deducted from assets
to which they apply:
Allowances for doubtful accounts        $2,988        $  820
$(381)        $210        $3,637
                                         =====         =====
====          ===         =====

1997
----

Reserves deducted from assets
to which they apply:
Allowances for doubtful accounts        $2,245        $1,006
$(590)        $327        $2,988
                                         =====         =====
====          ===         =====

1996
----

Reserves deducted from assets
to which they apply:
Allowances for doubtful accounts        $1,415        $  382
$(103)        $551        $2,245
                                         =====         =====
====          ===         =====

PAGE

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of September, 1998.

                                       CACI International Inc

                                       By:               /s/
                                          --------------------------------
                                       J. P. London
                                       Chairman of the Board,
                                       Chief Executive Officer
                                       and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signature               Title                            Date
---------               -----                            ----

         /s/                                          September 22, 1998
---------------------   Chairman of the Board,        ------------------
J. P. London            Chief Executive Officer
                        and Director
                        (Principal Executive Officer)

         /s/                                          September 22, 1998
---------------------   Executive Vice President,     -------------------
James P. Allen          Chief Financial Officer
                        and Treasurer
                        (Principal Financial and
                        Accounting Officer)

        /s/                                           September 16, 1998
---------------------   Director                      -------------------
Richard L. Leatherwood


        /s/                                           September 15, 1998
---------------------   Director                      -------------------
Larry L. Pfirman


       /s/                                            September 15, 1998
---------------------   Director                      -------------------
Warren R. Phillips


       /s/                                            September 14, 1998
---------------------   Director                      -------------------
Charles P. Revoile


       /s/                                            September 16, 1998
---------------------   Director                      -------------------
William B. Snyder


       /s/                                            September 15, 1998
---------------------   Director                      -------------------
Richard P. Sullivan


       /s/                                            September 19, 1998
---------------------   Director                      -------------------
John M. Toups