Form 10-Q
period 1998-09-30
CACI INTERNATIONAL INC /DE/
filed 1998-11-10
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended September 30, 1998

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1998: CACI International Inc Common Stock, $0.10 par value, 10,863,000 shares.

                   CACI INTERNATIONAL INC AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 1998 and 1997

          Consolidated Balance Sheets as of September 30, 1998 (Unaudited) and June 30, 1998

          Unaudited Consolidated Statements of Cash Flows for the Three Months Ended September 30, 1998 and 1997

          Unaudited Consolidated Statements of Comprehensive Income for Three Months Ended September 30, 1998 and 1997

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

INDEX TO EXHIBITS

                                   PART 1

                            FINANCIAL INFORMATION
                            ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (dollars in thousands, except per share data)


                                        Three Months Ended September 30,
                                             1998              1997
                                        --------------------------------

Revenues                                   $92,351           $70,669

Costs and expenses
   Direct costs                             51,643            38,037
   Indirect costs and selling expenses      32,856            26,439
   Depreciation and amortization             1,743             1,715
   Goodwill amortization                       628               310
                                            ------            ------
   Total operating expenses                 86,870            66,501
                                            ------            ------

Income from operations                       5,481             4,168

Interest expense                               496               245
                                            ------            ------

Income before income taxes                   4,985             3,923

Income taxes                                 1,846             1,491
                                            ------            ------

Net income                                 $ 3,139           $ 2,432
                                            ======            ======

Basic earnings per share                   $  0.29           $  0.23
                                            ======            ======

Diluted earnings per share                 $  0.28           $  0.22
                                            ======            ======

Average shares outstanding                  10,858            10,705
                                            ======            ======

Average shares and equivalent
  shares outstanding                        11,202            11,075
                                            ======            ======


See notes to condensed consolidated financial statements (unaudited).

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)

                                      September 30, 1998    June 30, 1998
                                          (Unaudited)
                                      ------------------    -------------
ASSETS

Current assets
  Cash and equivalents                    $  2,203            $  2,081
  Accounts receivable
    Billed                                  82,892              83,995
    Unbilled                                11,388               9,350
                                           -------             -------
  Total accounts receivable                 94,280                 93,345
                                           -------             -------

  Prepaid expenses and other                 4,314               4,362
  Deferred contract costs                    1,811               2,383
  Deferred income taxes                        213                 209
                                           -------             -------
Total current assets                       102,821             102,380
                                           -------             -------

Property and equipment, net                 11,269              11,351

Accounts receivable, long term               5,679               6,075
Goodwill                                    39,290              37,474
Other assets                                 4,966               4,884
Deferred contract costs, long-term             550                 480
Deferred income taxes                          479                 416
                                           -------             -------

Total assets                              $165,054            $163,060
                                           =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable & accrued expenses     $ 22,657            $ 24,257
  Accrued compensation and benefits         15,120              17,010
  Income taxes payable                       2,691               4,390
  Deferred income taxes                      2,005               1,845
                                           -------             -------
Total current liabilities                   42,473              47,502
                                           -------             -------

Note payable, long-term                     33,086              29,800
Deferred rent expenses                       1,204               1,289
Deferred income taxes                          144                 142

Shareholders' equity
  Common stock -
    $.10 par value, 40,000,000 shares
    authorized, 14,389,000 &
    14,371,000 shares issued                 1,439               1,437
  Capital in excess of par                  12,594              12,344
  Retained earnings                         87,555              84,415
  Cumulative currency
    translation adjustments                    221                (207)
  Treasury stock, at cost
    (3,526,000 shares)                     (13,662)            (13,662)
                                           -------             -------

Total shareholders' equity                  88,147              84,327
                                           -------             -------
Total liabilities & shareholders' equity  $165,054            $163,060
                                           =======             =======

See notes to condensed consolidated financial statements (unaudited).

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (dollars in thousands)

                                        Three Months Ended September 30,
                                              1998          1997
                                        --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                  $  3,139      $  2,432
Reconciliation of net income to
    net cash provided by (used in)
    operating activities
  Depreciation and amortization                2,371         2,025
  Provision for deferred income taxes             96          (187)
  Loss (gain) on sale of
    property and equipment                        27           (31)

Changes in operating assets
    & liabilities
  Accounts receivable                            (60)         (645)
  Prepaid expenses & other assets                (54)         (483)
  Deferred contract costs                        503             -
  Accounts payable & accrued expenses         (1,444)       (4,131)
  Accrued compensation & benefits             (2,077)          (35)
  Deferred rent expense                         (175)         (204)
  Income taxes (receivable) payable           (1,665)        4,112
                                             -------        ------

Net cash provided by
  operating activities                           661         3,819
                                             -------        ------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property & equipment          (1,299)         (988)
Purchase of business                          (2,600)            -
Proceeds from sale of property
  & equipment                                      -           402
Capitalized software cost                       (234)         (279)
                                             -------        ------

Net cash used in investing activities         (4,133)         (865)
                                             -------        ------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds under line-of-credit                 36,879        28,300
Payments under line-of-credit                (33,593)      (30,100)
Proceeds from stock options                      253           388
                                             -------        ------

Net cash provided by (used in)
  financing activities                         3,539        (1,412)
                                             -------        ------

Effect of changes in currency rates
  on cash & equivalents                           55           (73)
                                             -------        ------

Net increase in cash & equivalents               122         1,469
Cash and equivalents,
   beginning of period                         2,081         2,015
                                             -------        ------

Cash and equivalents, end of period         $  2,203       $ 3,484
                                             =======        ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash (received) paid during the
  period for income taxes, net              $  3,406       $(2,832)
                                             =======        ======

Interest paid during the period             $    480       $   175
                                             =======        ======


See notes to condensed consolidated financial statements (unaudited).

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                           (dollars in thousands)


                                    Three Months Ended September 30,
                                           1998           1997
                                    --------------------------------

Net income                                $3,139         $2,432

Currency translation adjustment              428           (571)
                                           -----          -----

Comprehensive income                      $3,567         $1,861
                                           =====          =====

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1998.

Certain reclassifications have been made to the prior period's financial statements to conform to the current presentation.

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No.15 and makes them comparable to international earnings per share standards. The Statement is effective for financial statements issued for periods ending after December 15, 1997. As a result, the Company's reported earnings per share for the three months ended September 30, 1997 have been restated.

B.   Accounts Receivable
     -------------------

Total accounts receivable are net of allowance for doubtful accounts of $3,497,000 and $3,637,000 at September 30, 1998, and June 30, 1998,
respectively.  Accounts receivable are classified as follows:

(dollars in thousands)                 September 30, 1998   June 30, 1998
-------------------------------------------------------------------------
Billed receivables
  Billed receivables                         $73,390           $76,458
  Billable receivables at
    end of period                              9,502             7,537
                                              ------            ------
  Total billed receivables                    82,892            83,995
                                              ------            ------
Unbilled receivables
  Unbilled pending receipt
    of contractual documents
    authorizing billing                       11,227             9,195
  Unbilled retainages & fee
    withholds expected to be
    billed within the next
    12 months                                    161               155
                                              ------            ------
                                              11,388             9,350

  Unbilled retainages and fee
    withholds expected to be
    billed beyond the next 12 months           5,679             6,075
  Total unbilled receivables                  17,067            15,425
                                              ------            ------

Total accounts receivable                    $99,959           $99,420
                                              ======            ======

C.   Acquisitions
     ------------

On July 30, 1998, the Company executed a definitive purchase agreement to acquire 100% of the outstanding common shares of QuesTech, Inc. ("QuesTech") for $18.375 per share in cash, which was subsequently reduced to $18.13 per share. QuesTech is an information technology company that specializes in the development and application of information technology for government and industry. QuesTech provides a broad spectrum of scientific, engineering, and management services in electronic, software engineering, systems engineering, and many other advanced information technology fields. For the year ended December 31, 1997, QuesTech reported revenues of $78.5 million. The total cash outlay for the acquisition, including the assumption of debt, is expected to be approximately $42 million. The transaction is expected to be completed in November 1998 and will be recorded using the purchase method of accounting.

On August 13, 1998, the Company purchased the assets of Information Decision System ("IDS") for $2.6 million in cash and, therefore, the transaction has been recorded using purchase accounting standards. IDS provides internet access to demographic site information and is expected to enhance the current U.S. market share of the Company's Marketing Systems Group in the industry. Approximately $2.4 million has been preliminarily allocated to goodwill, based upon the excess purchase price over the estimated fair value of net assets acquired, and will be amortized over 15 years. Since its acquisition, the operations of IDS have contributed approximately $0.2 million in revenue through September 30, 1998. The acquisition was financed with available bank borrowings.

D.   Commitments and Contingencies
     -----------------------------

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company's operations and liquidity.

E.   Recent Accounting Pronouncements
     --------------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." As specified by these Statements, the Company will apply these Statements beginning in fiscal 1999 and reclassify its annual financial statements for earlier periods for comparative purposes.

SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted SFAS No. 130 during the first quarter of fiscal 1999 and has reported the effects of foreign currency translation gains or losses as a component of comprehensive income in a separate financial statement.

SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographics areas, and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosures requirements for previously unconsolidated subsidiaries. At this point, the Company has not fully determined the impact of the adoption of SFAS No. 131.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

Results of Operations for the Three Months Ended September 30, 1998 & 1997
--------------------------------------------------------------------------

REVENUES. The table below sets forth the customer mix in revenues with related percentages of total revenues for the three months ended on September 30, 1998 (FY99) and September 30, 1997 (FY98), respectively:

(dollars in thousands)                      First Quarter
                                      FY99                FY98
                               ----------------    ----------------

Department of Defense          $41,743    45.2%    $36,347    51.4%
Federal Civilian Agencies       29,233    31.7%     18,347    26.0%
Commercial                      17,308    18.7%     14,263    20.2%
State & Local Governments        4,067     4.4%      1,712     2.4%
                               ----------------    ----------------

Total                          $92,351   100.0%    $70,669   100.0%
                               ================    ================


The Company's total revenues for the three months ended September 30, 1998 increased by 31% or $21.7 million over the same period last year.
Approximately $11.1 million, or 51%, of the total increase was achieved through internal or organizational growth in all market segments. The remaining $10.6 million was generated from acquisitions.

Department of Defense ("DoD") revenues increased $5.4 million, or 15%, in the first quarter of FY99 as compared to the same period a year ago. This was primarily the result of the acquisition of the business and net assets of Government Systems Inc. ("GSI") on November 1, 1997 which contributed incremental revenues of $3.9 million for the quarter.

Revenues from Federal Civilian agencies increased 59% from $18.3 million for the first quarter of FY98 to $29.2 million in FY99. Approximately 57% of Federal Civilian agency revenues are derived from Department of Justice ("DoJ") litigation support efforts. The litigation support services provided to DoJ have grown substantially over many years. However, these services are dependent on the level of DoJ litigation that the Company is supporting and may have significant period-to-period fluctuations. Revenues for DoJ were $16.8 million and $15.0 million for the three months ended September 30, 1998 and 1997, respectively. The increase was attributable to efforts on a recent contract award to design and implement an automated debt collection system. Significant growth in contracts with civilian agencies other than DoJ was led by expanding efforts in communications services and equipment provided to the Federal Aviation Administration. This contract generated $3.7 million of the $4.2 million of incremental revenues, provided by the acquisition of GSI, for the first quarter of FY99. The remaining increase of approximately $5.6 million was mainly generated from growth in services, primarily Year 2000 software renovation services, provided under a multiple-task order contract.

Commercial revenues are derived primarily from the Company's Marketing Systems Group ("MSG") in the United Kingdom, and to a lesser degree from the Simulation Systems Group and commercial litigation support. For the first quarter of FY99 as compared to the same period a year ago, commercial revenues increased $3.0 million, or 21%, as a result of increased demand for European systems integration services provided by MSG.

Revenues generated from state & local governments increased $2.4 million for the first quarter of FY99 versus FY98, due to significant growth in Year 2000 services.

The following table sets forth the relative percentage that certain items of expense and earnings bear to revenues for the three months ending September 30, 1998 and September 30, 1997, respectively.

(Dollars in thousands, except as percents)
                                   Dollar Amount    Percentage of Revenues
                                  FY99      FY98        FY99      FY98
                                ------------------  ----------------------

Revenues                        $92,351    $70,669     100.0%    100.0%
Costs and expenses:
  Direct costs                   51,643     38,037      55.9      53.8
  Indirect costs                 32,856     26,439      35.6      37.4
  Depreciation & amortization     1,743      1,715       1.9       2.4
  Goodwill amortization             628        310       0.7       0.5
                                 ------     ------     -----     -----
Total operating expenses         86,870     66,501      94.1      94.1

Income from operations            5,481      4,168       5.9       5.9
Interest expense                    496        245       0.5       0.4
                                 ------     ------     -----     -----
Earnings before income taxes      4,985      3,923       5.4       5.5
Income taxes                      1,846      1,491       2.0       2.1
                                 ------     ------     -----     -----

Net income                      $ 3,139   $  2,432       3.4%      3.4%
                                 ======     ======     =====     =====

INCOME FROM OPERATIONS. Operating income increased 32% to $5.5 million for the first quarter of FY99 from $4.2 million in FY98, which is consistent with the 31% growth in revenues for the same period.

As a percentage of revenues, total direct costs were 55.9% and 53.8% for the quarters ended September 30, 1998 and 1997, respectively. Direct costs include direct labor and other direct costs such as equipment purchases, subcontract costs and travel expenses, which are generally passed through to the customer. The largest component of direct costs, direct labor, was $27.2 million and $23.8 million for the first quarter of FY99 and FY98, respectively. Other direct costs were $24.4 million and $14.2 million for the quarters ended September 30, 1998 and 1997, respectively, and have grown at a more rapid pace as the Company has a higher number of contracts with an increased level of other direct costs. The most notable increases have come from a new contract with DoJ, as well as from contracts obtained through the acquisitions of GSI and Sunset Resources, Inc.

Indirect costs and selling expenses include fringe benefits, marketing and bid proposal costs, indirect labor, and other discretionary costs, most of which are highly variable. As a percentage of revenues, indirect costs have decreased due to the impact of higher other direct cost pass-throughs on revenues for the first quarter of FY99.

Depreciation and amortization expense remained level at $1.7 million for both of the quarters ended September 30, 1998 and 1997 which is consistent with an average balance of depreciable assets of $11.3 million and $11.2 million for the same periods, respectively.

Goodwill amortization expense has increased to $0.6 million for the first quarter of FY99 from $0.3 million a year ago due to the acquisitions of GSI and IDS.

INTEREST EXPENSE. Interest expense of $0.5 million for the first quarter of FY99 reflects a $0.25 million increase over the same quarter last year due to the increase in average borrowings from $12.5 million to $30.6 million for the respective quarters in FY98 and FY99 resulting from the acquisitions of GSI and IDS.
INCOME TAXES. The effective income tax rate for the quarter ended September 30, 1998 was 37% versus 38% for the same period a year ago. The slight decrease is primarily the result of a lower effective state tax rate.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's positive cash flow from operations and available credit facilities provided adequate liquidity and working capital to fully fund the Company's operational needs and support the acquisition activities. Working capital was $60.3 million and $54.9 million as of September 30, 1998 and June 30, 1998, respectively. The increase in working capital in the first three months of FY99 is related both to internal growth and to the GSI acquisition. Operating activities provided cash of $0.7 million and $3.8 million for the three months ended September 30, 1998 and 1997, respectively. The decrease in cash provided by operating activities since the prior year is primarily due to the receipt of $3.1 million income tax refunds in the first quarter of FY98.

The Company used $4.1 million in investing activities for the three months ended September 30, 1998 versus $0.9 million for the same period a year ago. This was due primarily to the IDS acquisition for $2.6 million. The Company financed its investing activities from operating cash flows and from a net increase in borrowings of $3.5 million under its line of credit.

In anticipation of continuing its strategy of acquisitions and in order to secure lower interest rates, on June 19, 1998 the Company executed a new five-year unsecured revolving line of credit. The agreement permits borrowings of up to $125 million with annual sublimits on amounts borrowed for acquisitions. The Company also maintains a 500,000 pound sterling unsecured line of credit in London, England, which expires in November 1999. At September 30, 1998, the Company had approximately $92.8 million available for borrowings under its lines of credit.

On July 30, 1998, the Company executed a definitive purchase agreement to acquire 100% of the outstanding common shares of QuesTech for cash. The total cash outlay for the acquisition, estimated at $42 million, will be financed with bank borrowings and is expected to be completed in November 1998.

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

The Company has undertaken a multi-faceted compliance program to address its readiness to handle the date issue in connection with both IT and non-IT systems (such as those using embedded chip technology) in the following areas:
CACI-developed software products and systems, infrastructure hardware and software applications, business applications, office equipment, leasehold facilities, and critical business partners. The Company believes that continued awareness and communication are critical to the successful execution of this program. We are currently addressing each one of these elements listed above.
Through the use of questionnaires, compliance testing, and continued discussions, we have presently determined the readiness of a substantial portion of the CACI software products currently offered. We continue to work to a plan which is aimed toward achieving compliance by March 1999. As most of the products offered by CACI do not focus on or utilize transactional data, it is our present belief that our efforts will be successful in developing a complete suite of compliant products. Regarding the custom systems previously developed by CACI for its customers, the Company is working to evaluate the contractual commitments that would obligate CACI to remediate non-compliant systems, as well as CACI's potential legal exposure concerning systems for which CACI has no continuing express warranty or maintenance obligations. Based on the present state of our knowledge and of the law as it applies to this aspect of the year 2000 issue, we are unable at this time to determine the full extent of exposure or to estimate the probable cost and timing of any required remediation.

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

The Company is heavily dependent upon the effectiveness of its customers' systems, principally in the U.S. Government, for the administration of contracts and payment of the Company's invoices. The Company has made formal inquiries and continues to pursue responses concerning the efforts of its larger U.S. Government customers to determine the status and encourage correction of any problems in their systems. The primary concern is that there will be delays in contract payments to the Company, which would require a temporary increase in working capital. The Company has substantial borrowing capacity available under its current line of credit, which extends to June 2003, but will further evaluate the potential cash flow impact of the problem and determine if additional steps are necessary to insure that adequate contingency financing is available.

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

In summary, the Company has established a year 2000 compliance program plan which is progressing as described above. We have not yet proceeded far enough through performance of that plan to make a more complete assessment of the Company's state of readiness, costs to address year 2000 issues, or risks to the Company. Moreover, because the Company's year 2000 compliance program plan appears, on the basis of our present knowledge, to adequately address the matter, we have not yet developed specific contingency plans. Investors should be aware of the fact that the process of addressing the year 2000 issue is necessarily incremental. The Company will continue to report on the status of its year 2000 compliance program. Investors are cautioned, however, that the Company's assessment of its readiness, of the costs of performing the program and the risks attended thereto, and of the need for any contingency plans may change materially in the future as we gain more complete knowledge and proceed further through plan performance.

                                   PART II
                                   -------

                              OTHER INFORMATION
                              -----------------

Item 1. Legal Proceedings
-------------------------

CACI, INC.-FEDERAL v. Arizona Department of Transportation
-----------------------------------------------------------

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998 for the most recently filed information concerning the lawsuit filed on June 25, 1996, by CACI, INC. - FEDERAL ("CACI"), the Registrant's wholly-owned subsidiary, in Superior Court for Maricopa County, Arizona, against the Arizona Department of Transportation ("ADOT"). This suit seeks the following: (i) a declaratory judgment that the disputes procedures mandated by the Arizona Procurement Code is unconstitutional; (ii) a declaratory judgment that ADOT cannot assert claims against CACI under the mandated disputes procedure; (iii) a declaratory judgment that ADOT is not entitled to recover consequential damages in connection with the dispute; (iv) $2,938,990 plus interest in breach of contract damages; (v) the return of CACI's property seized by ADOT in connection with the termination of the contract; and (vi) lawyers' fees. ADOT has counterclaimed, seeking in excess of $100 million in damages allegedly caused by CACI's breach of contract.

Since the filing of Registrant's report indicated above, the parties engaged in settlement discussions in July 1998, with no resolution to date. As a result, the parties are engaged in an exchange of factual information concerning certain portions of the case with the aim of evaluating the feasibility of resolving such portions of the case by motion.


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

                   CACI INTERNATIONAL INC AND SUBSIDIARIES

                              INDEX TO EXHIBITS




Exhibit
Number       Title
-------      ---------------------

11           Computation of Earnings per Share

27           Financial Data Schedule

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         CACI International Inc
                                     ---------------------------------
                                               (Registrant)



Date:   November 9, 1998            By:            /s/
     -------------------------          ------------------------------
                                        Dr. J.P. London
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        and Director
                                       (Principal Executive Officer)


Date:   November 9, 1998            By:            /s/
     -------------------------          ------------------------------
                                        James P. Allen
                                        Executive Vice President,
                                        Chief Financial Officer,
                                        and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)