Form 10-Q
period 1998-12-31
CACI INTERNATIONAL INC /DE/
filed 1999-02-12
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 1998

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1998: CACI International Inc Common Stock, $0.10 par value, 10,882,000 shares.

                     CACI INTERNATIONAL INC AND SUBSIDIARIES


PART I:   FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 1998 and 1997

          Unaudited Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 1998 and 1997

          Unaudited Condensed Consolidated Balance Sheets as of December 31, 1998 and June 30, 1998

          Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1998 and 1997

          Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended December 31, 1998 and 1997

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

INDEX TO EXHIBITS

SIGNATURES

                                     PART 1

                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1.  FINANCIAL STATEMENTS


                     CACI INTERNATIONAL INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (dollars in thousands, except per share data)

                                         Three Months Ended December 31,
                                              1998             1997
                                         -------------------------------

Revenues                                    $103,720        $ 79,145

Costs and expenses
   Direct costs                               59,392          42,550
   Indirect costs and selling expenses        35,276          29,151
   Depreciation and amortization               1,912           1,846
   Goodwill amortization                         766             495
                                             -------         -------
   Total operating expenses                   97,346          74,042
                                             -------         -------

Income from operations                         6,374           5,103

Interest expense                                 972             472
                                             -------
-------
Income before income taxes                     5,402           4,631

Income taxes                                   2,040           1,759
                                             -------         -------

Net income                                  $  3,362        $  2,872
                                             =======         =======

Basic earnings per share                    $   0.31        $   0.27
                                             =======         =======

Diluted earnings per share                  $   0.30        $   0.26
                                             =======         =======

Average shares outstanding                    10,874          10,755
                                             =======         =======

Average shares and equivalent
  shares outstanding                          11,197          11,127
                                             =======         =======

See notes to condensed consolidated financial statements (unaudited).

                    CACI INTERNATIONAL INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (dollars in thousands, except per share data)

                                            Six Months Ended December 31,
                                                1998             1997
                                            -----------------------------

Revenues                                      $196,071         $149,814

Costs and expenses
   Direct costs                                111,035           80,587
   Indirect costs and selling expenses          68,132           55,590
   Depreciation and amortization                 3,655            3,561
   Goodwill amortization                         1,394              805
                                               -------          -------
   Total operating expenses                    184,216          140,543
                                               -------          -------

Income from operations                          11,855            9,271

Interest expense                                 1,468              717
                                               -------          -------

Income before income taxes                      10,387            8,554

Income taxes                                     3,886            3,250
                                               -------          -------

Net income                                    $  6,501         $  5,304
                                               =======          =======

Basic earnings per share                      $   0.60         $   0.49
                                               =======          =======

Diluted earnings per share                    $   0.58         $   0.48
                                               =======          =======

Average shares outstanding                      10,866           10,730
                                               =======          =======

Average shares and equivalent
  shares outstanding                            11,199           11,101
                                               =======          =======

See notes to condensed consolidated financial statements (unaudited).

                    CACI INTERNATIONAL INC AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                         December 31, 1998   June 30, 1998
                                         -----------------   -------------
                                            (Unaudited)
ASSETS

Current assets
  Cash and equivalents                       $     64          $  2,081
  Accounts receivable:
    Billed                                     97,733            83,995
    Unbilled                                   14,521             9,350
                                              -------           -------
    Total accounts receivable                 112,254            93,345
                                              -------           -------

  Income taxes receivable                         822                 -
  Prepaid expense and other                     4,799             4,362
  Deferred contract costs                       1,768             2,383
  Deferred income taxes                           209               209
                                              -------           -------
Total current assets                          119,916           102,380
                                              -------           -------

Property and equipment, net                    12,999            11,351

Accounts receivable, long term                  7,163             6,075
Goodwill                                       69,546            37,474
Other assets                                    6,742             4,884
Deferred contract costs, long-term              1,163               480
Deferred income taxes                           4,964               416
                                              -------           -------

Total assets                                 $222,493          $163,060
                                              =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable & accrued expenses        $ 30,277          $ 24,257
  Accrued compensation and benefits            16,456            17,010
  Income taxes payable                              -             4,390
  Deferred income taxes                         1,371             1,845
                                              -------           -------
Total current liabilities                      48,104            47,502
                                              -------           -------

Note payable, long-term                        77,352            29,800
Deferred rent expenses                          1,119             1,289
Deferred income taxes                             144               142
Other long-term obligations                     4,570                 -

Shareholders' equity
  Common stock -
    $.10 par value, 40,000,000
    shares authorized, 14,408,000
    & 14,371,000 shares issued                  1,441             1,437
  Capital in excess of par                     12,831            12,344
  Retained earnings                            90,916            84,415
  Cumulative currency
    translation adjustments                      (322)             (207)
  Treasury stock, at cost (3,526,000 shares)  (13,662)          (13,662)
                                              -------           -------
Total shareholders' equity                     91,204            84,327
                                              -------           -------

Total liabilities & shareholders' equity     $222,493          $163,060
                                              =======           =======

See notes to condensed consolidated financial statements (unaudited).

                     CACI INTERNATIONAL INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                             Six Months Ended December 31,
                                                 1998             1997
                                             -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                     $  6,501         $  5,304

Reconciliation of net income to net cash
  provided by (used in) operating activities
    Depreciation & amortization                   5,049            4,366
    Provision for deferred income taxes           1,666              312
    Loss (gain) on sale of property
      & equipment                                    31              (32)

Changes in operating assets & liabilities
  Accounts receivable                            (9,439)          (4,487)
  Prepaid expenses & other assets                  (617)             851
  Deferred contract costs                           (67)               -
  Accounts payable & accrued expenses              (700)          (1,709)
  Accrued compensation & benefits                  (439)           1,172
  Other long-term obligations                      (280)               -
  Deferred rent expense                            (131)            (455)
  Income taxes (receivable) payable              (3,853)           3,307
                                                -------          -------
Net cash provided (used) by
  operating activities                           (2,279)           8,629
                                                -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property & equipment             (3,160)          (2,207)
Purchase of businesses                          (44,291)         (36,154)
Proceeds from sale of property & equipment            9              382
Capitalized software cost & other                  (324)            (105)
                                                -------          -------
Net cash used in investing activities           (47,766)         (38,084)
                                                -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds under line-of-credit                   114,531           90,000
Payments under line-of-credit                   (66,979)         (61,900)
Proceeds from stock options                         491              716
                                                -------          -------
Net cash provided by financing activities        48,043           28,816
                                                -------          -------
Effect of changes in currency rates on
  cash & equivalents                                (15)              (8)
                                                -------          -------

Net increase in cash & equivalents               (2,017)            (647)
Cash & equivalents, beginning of period           2,081            2,015
                                                -------          -------

Cash & equivalents, end of period              $     64         $  1,368
                                                =======          =======
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

Cash (received) paid during the period
  for income taxes, net                        $  5,994         $   (867)
                                                =======          =======

Interest paid during the period                $  1,013         $    502
                                                =======          =======

See notes to condensed consolidated financial statements (unaudited).

                    CACI INTERNATIONAL INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                             (dollars in thousands)


                                    Three Months             Six Months
                                 Ended December 31,      Ended December 31,
                                    1998     1997          1998      1997
                                 ------------------      ------------------

Net income                        $3,362    $2,872        $6,501    $5,304

Currency translation adjustment     (543)      316          (115)     (329)
                                   -----     -----         -----     -----

Comprehensive income              $2,819    $3,188        $6,386    $4,975
                                   =====     =====         =====     =====

                     CACI INTERNATIONAL INC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.   Basis of Presentation
--------------------------

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

B.   Accounts Receivable
------------------------

Total accounts receivable are net of allowance for doubtful accounts of $3,064,000 and $3,637,000 at December 31, 1998, and June 30, 1998,
respectively.  Accounts receivable are classified as follows:

(dollars in thousands)                    December 31, 1998    June 30, 1998
                                          -----------------    -------------
Billed receivables
  Billed receivables                           $ 88,895          $ 76,458
  Billable receivables at end of period           8,838             7,537
                                                -------           -------
  Total billed receivables                       97,733            83,995

Unbilled receivables
  Unbilled pending receipt of contractual
    documents authorizing billing                14,246             9,195
  Unbilled retainages and fee withholds
    expected to be billed within the
    next 12 months                                  275               155
                                                -------           -------
                                                 14,521             9,350
  Unbilled retainages and fee withholds
    expected to be billed beyond the
    next 12 months                                7,163             6,075
                                                -------           -------
  Total unbilled receivables                     21,684            15,425
                                                -------           -------

Total accounts receivable                      $119,417          $ 99,420
                                                =======           =======

C.   Acquisitions
-----------------

On November 13, 1998, the Company acquired all of the common stock of QuesTech, Inc. ("QuesTech"), a company that specializes in the development and application of information technology and engineering services for the defense and national security communities, for $18.13 per share in cash. The total consideration paid by CACI, including the assumption of liabilities, was approximately $42 million. The transaction was funded through borrowings under the Company's existing line of credit with a group of banks. For the year ended December 31, 1997, QuesTech reported revenues of $78.5 million.
The transaction has been recorded using the purchase method of accounting. Approximately $31 million of the purchase consideration has been preliminarily allocated to goodwill based upon the excess of the purchase price over the estimated fair value of net assets acquired, and will be amortized over 30 years. The preliminary purchase price allocation may change during the year ending June 30, 1999, as additional information concerning the net asset valuation is obtained. QuesTech contributed revenues of $8.9 million for the period from November 13, 1998 to December 31, 1998.

On August 13, 1998, the Company purchased the assets of Information Decision System ("IDS") for $2.6 million in cash and, therefore, the transaction has been recorded using the purchase method of accounting. IDS provided internet access to demographic site information and the acquisition is expected to enhance the current U.S. market share of the Company's Marketing Systems Group ("MSG") in the industry. Approximately $2.4 million has been preliminarily allocated to goodwill, based upon the excess of the purchase price over the estimated fair value of net assets acquired, and will be amortized over 15 years. Since its acquisition, the operations acquired from IDS have contributed approximately $0.2 million in revenue through September 30, 1998. The acquisition was financed with available bank borrowings.

D.  Other Long-Term Obligations
-------------------------------

The Company acquired certain long-term obligations in connection with the QuesTech transaction discussed in Note C. At December 31, 1998, approximately $3.0 million was accrued in connection with the Officers and Managers Deferred Compensation Plan ("DefCom"). DefCom allows eligible employee participants to defer current compensation and provides supplemental postretirement benefits along with certain specified death benefits to the participants' beneficiaries. Postretirement benefits under DefCom are payable upon the participant's termination of employment, and are paid in equal installments over a period equal to the length of time the employee deferred compensation, but no longer than ten years. Termination or retirement benefits are based upon the employee's actual deferrals plus interest credited annually, as determined by the Administrator. Supplemental death benefits are payable, in some cases, over a period of ten years provided death occurs while the participant is an active employee of the Company. DefCom is a non-qualified, defined contribution plan which has been valued based on the actual participant account balances plus interest earned to date. The remaining liability consists primarily of amounts accrued in connection with other benefit plans which provide medical and insurance coverage. The liability associated with these other plans is actuarily determined on an annual basis.

E.   Commitments and Contingencies
----------------------------------

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company's operations and liquidity.

F.   Recent Accounting Pronouncements
-------------------------------------

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

SFAS No. 130 requires that all items defined under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 during the first quarter of fiscal 1999 and has reported the effects of foreign currency translation gains or losses as a component of comprehensive income in a separate financial statement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations For the Three and Six Months Ended December 31, 1998 and 1997
--------------------------------------------------------------------------

REVENUES. The table below sets forth the customer mix in revenues with related percentages of total revenues for the three and six months ended December 31, 1998 (FY99) and December 31, 1997 (FY98), respectively:

(dollars in thousands)

                                           Second
Quarter                                First Six Months
                                     FY99
FY98                   FY99                   FY98
                              ------------------     -----------------
------------------     ------------------
Department of Defense         $ 48,680     46.9%     $ 39,407     49.8%     $
90,423     46.1%     $ 75,754     50.6%
Federal Civilian Agencies       31,993     30.9%       21,073     26.6%
61,226     31.2%       39,420     26.3%
Commercial                      18,272     17.6%       16,850     21.3%
35,580     18.2%       31,113     20.8%
State & Local Governments        4,775      4.6%        1,815      2.3%
8,842      4.5%        3,527      2.3%
                               -------    -----       -------    -----
-------    -----       -------    -----
Total                         $103,720    100.0%     $ 79,145    100.0%
$196,071    100.0%     $149,814    100.0%
                               =======    =====       =======    =====
=======    =====       =======    =====



For the three months and six months ended December 31, 1998, the Company's total revenues increased by 31%, or $24.6 million, and by 31%, or $46.3 million, respectively, over the same periods last year. Approximately $15.4 million, or 63% of the increase, and $26.5 million, or 57% of the increase, was achieved through internal or organizational growth in all market segments for the quarter and six months ended December 31, 1998, respectively, over the same periods a year ago. The remaining increase of $9.2 million and $19.8 million for the three and six months of FY99, respectively, as compared to FY98 was primarily the result of acquisitions described below.

On November 13, 1998, the Company acquired 100% of the issued and outstanding common stock of QuesTech, Inc. ("QuesTech") which contributed approximately $8.9 million of incremental revenues for the three and six months ended December 31, 1998. On August 13, 1998, the Company purchased the assets of Information Decision Systems ("IDS"). Since its acquisition, the operations of IDS have contributed approximately $0.4 million of revenues through December 31, 1998. In the prior year, the Company purchased the business and assets of Government Systems, Inc. ("GSI") on November 1, 1997, which generated incremental revenues of $9.6 million for the first three months of FY99.

Department of Defense revenues increased 24%, or $9.3 million, for the quarter, and 19%, or $14.7 million, for the first six months. The QuesTech and GSI acquisitions accounted for primarily all of the growth, contributing a combined $7.8 million and $11.8 million for the three and six month periods, respectively.

Revenues from Federal Civilian agencies increased 52%, or $10.9 million, for the quarter, and 55% or $21.8 million, for the first six months of FY99, as compared to the same periods a year ago. Approximately 54% of Federal Civilian agency revenues are derived from the Department of Justice ("DoJ") in providing litigation support services and in developing an automated debt collection system. Revenues for DoJ were $16.1 million and $32.8 million for the quarter and six months ended December 31, 1998, as compared to $13.9 million and $29.0 million for the respective periods a year ago. Significant growth in contracts with Civilian agencies other than DoJ was led by expanding efforts under contract vehicles with the Federal Aviation Administration ("FAA") and the General Services Administration ("GSA"). A higher level of communication services and equipment provided to the FAA has resulted in incremental revenues of $1.5 million for the second quarter of FY99 and of $5.2 million for the first half of FY99. The remaining increase of $7.2 million for the second quarter and $12.8 million for the first half of FY99 was mainly generated from growth in a GSA multiple task order contract, which provides primarily Year 2000 software renovation services to several Civilian agencies.

During the quarter and six months ended December 31, 1998, commercial revenues increased by 8%, or $1.4 million, and 14%, or $4.5 million, respectively, over the same periods a year ago. These increases are primarily the result of increased demand for European systems integration services provided by our Marketing Systems Group ("MSG") in the United Kingdom.

Revenues from state and local governments increased $3.0 million and $5.3 million for the quarter and six months ended December 31, 1998, as compared to the same periods a year ago due to increased demand for Year 2000 software renovation services.

The following table sets forth the relative percentage that certain items of expense and earnings bear to revenues for the quarter and six months ended December 31, 1998 and December 31, 1997, respectively.


                                              Dollar Amount (in
thousands)                       Percentage of Revenue
                                         Second Quarter          First Six
Months        Second Quarter     First Six Months
                                       FY99         FY98         FY99
FY98        FY99      FY98       FY99      FY98

----------------------------------------------
---------------------------------------
Revenues                             $103,720    $ 79,145     $196,071
$149,814      100.0%    100.0%     100.0%    100.0%


Costs and
expenses:

  Direct costs                         59,392      42,550      111,035
80,587       57.3%     53.8%      56.6%     53.8%
  Indirect costs & selling expenses    35,276      29,151       68,132
55,590       34.0%     36.8%      34.7%     37.1%
  Depreciation & amortization           1,912       1,846        3,655
3,561        1.8%      2.3%       1.9%      2.4%
  Goodwill amortization                   766         495        1,394
805        0.7%      0.7%       0.7%      0.5%
                                      -------     -------      -------
-------      -----     -----      -----     -----
Total operating expenses               97,346      74,042      184,216
140,543       93.8%     93.6%      93.9%     93.8%


Income from operations                  6,374       5,103       11,855
9,271        6.2%      6.4%       6.1%      6.2%
Interest expense                          972         472        1,468
717        0.9%      0.6%       0.7%      0.5%
                                      -------     -------      -------
-------      -----     -----      -----     -----
Earnings before income taxes            5,402       4,631       10,387
8,554        5.3%      5.8%       5.4%      5.7%
Income taxes                            2,040       1,759        3,886
3,250        2.1%      2.2%       2.1%      2.2%
                                      -------     -------      -------
-------      -----     -----      -----     -----
Net income                           $  3,362    $  2,872     $  6,501    $
5,304        3.2%      3.6%       3.3%      3.5%
                                      =======     =======      =======
=======      =====     =====      =====     =====


INCOME FROM OPERATIONS. Operating income increased 25% and 28% for the quarter and six months ended December 31, 1998 as compared to the same periods a year ago. This is due to the 31% growth in revenues for both the second quarter and first half of FY99 offset by a higher proportion of other direct costs to total direct costs which generally provide a lower margin.

As a percentage of revenues, total direct costs for the second quarter of FY99 were 57.3% versus 53.8% a year ago and for the first six months of FY99 were 56.6% versus 53.8% a year ago. Direct costs include direct labor and other direct costs such as equipment purchases, subcontract costs and travel expenses. The largest component of direct costs, direct labor was $29.9 million and $25.2 for the second quarter of FY99 and FY98, respectively. For the six months ended December 31, 1998 and 1997, direct labor was $57.2 million and $49.0 million, respectively. Other direct costs were $29.5 million and $17.4 million for the second quarters of FY99 and FY98, respectively, and $53.8 million versus $31.6 million for the first six months of FY99 and FY98, respectively. Other direct costs have grown at a more rapid pace as the Company has a higher number of contracts with an increased level of other direct costs. The most notable increases have come from equipment purchases for contracts with the FAA and DoJ as well as subcontract and travel costs incurred with Year 2000 software services.
Indirect costs and selling expenses include fringe benefits, marketing and bid proposal costs, indirect labor and other discretionary costs, most of which are highly variable. As a percentage of revenues, indirect costs have decreased due to the impact of higher other direct costs on revenues for the second quarter and first half of FY99.

Depreciation and amortization expense increased slightly in the second quarter and first half of FY99 as compared to the same periods a year ago, primarily due to the acquisition of QuesTech.

Goodwill amortization expense has increased $0.3 million for the second quarter and $0.6 million for the first half of FY99 as compared to the same periods a year ago due to the acquisitions of QuesTech and IDS in the current fiscal year as well as the incremental impact from the GSI acquisition in the prior year.

INTEREST EXPENSE. Interest expense increased $0.5 million and $0.7 million for the second quarter and first six months of FY99 as compared to the same periods in FY98. This is directly attributable to the increased borrowings of $42 million necessary to complete the QuesTech acquisition as well as an increase in average borrowings since the acquisition of GSI in the prior year.

INCOME TAXES.  The effective income tax rate for the quarter and six months ended December 31, 1998 was 37.8% and 37.4% as compared to 38.0% for both the quarter and six months ended December 31, 1997.  The slight decrease for  both periods is due to a lower effective state income tax rate offset by the impact of non-deductible goodwill amortization from the QuesTech acquisition.
Liquidity and Capital Resources
-------------------------------

Historically, the Company's positive cash flow from operations and available credit facilities provided adequate liquidity and working capital to fully fund the Company's operational needs and support the acquisition activities.
Working capital was $71.8 million and $54.9 million as of December 31, 1998 and June 30, 1998, respectively. The increase in working capital in the first six months of FY99 is related both to internal growth and to the QuesTech acquisition. Operating activities used cash of $2.3 million for the six months of FY99 as compared to FY98 when operating activities provided cash of $8.6 million. This decrease in cash provided by operating activities since the prior year is primarily due to $6.0 million of income tax payments in the first half of FY99 as compared to $3.1 million of income tax refunds in FY98.
In addition, the decrease is due to cash payments related to higher other direct costs as well as growth in receivables resulting from the 31% growth in revenues for the first six months of FY99 as compared to the same period of FY98.

The Company used $47.8 million in investing activities for the six months ended December 31, 1998 versus $38.1 million for the same period a year ago.
This is primarily due to the acquisitions of QuesTech of $41.6 million and of IDS for $2.6 million in FY99, and of GSI for $33.5 million in FY98.

The Company financed its investing activities from operating cash flows and from a net increase in borrowings of $47.6 million under its line of credit.

In June 1998, the Company executed a new five-year unsecured revolving line of credit, which permits borrowings of up to $125 million with annual sublimits on amounts borrowed for acquisitions. The Company also maintains a 500,000 pound sterling unsecured line of credit in London, England, which expires in November 1999. At December 31, 1998, the Company had approximately $48.5 million available for borrowings under its lines of credit.

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

The Company has undertaken a multi-faceted compliance program to address its readiness to handle the date issue in connection with both Information
Technology ("IT") and non-IT systems (such as those using embedded chip technology) in the following areas: CACI-developed software products and systems, infrastructure hardware and software applications, business applications, office equipment, leasehold facilities, and critical business partners. The Company believes that continued awareness and communication are critical to the successful execution of this program. We are currently addressing each one of these elements listed above.

Through the use of questionnaires, compliance testing, and continued discussions, we have determined that a substantial portion of the CACI software products currently offered are compliant and have published the status of all CACI software products on the Company's internet site at http://www.caci.com. The Company's plan is to achieve full compliance by July
1999. Regarding the custom systems previously developed by CACI for its customers, the Company is working to evaluate the contractual commitments that would obligate CACI to remediate non-compliant systems, as well as CACI's potential legal exposure concerning systems for which CACI has no continuing express warranty or maintenance obligations.

Based on the present state of our knowledge and of the law as it applies to this aspect of the Year 2000 issue, we are unable at this time to determine the full extent of exposure or to estimate the probable cost and timing of any required remediation.

Over the past few years, the Company has made a concerted effort to update its desktop and laptop computers and its internal communications network equipment and software. With current technology in place, the Company believes that most of these systems are already compliant. The Company has taken the additional step of requesting that its 160 suppliers of such systems and components provide information as to Year 2000 compliance of their products.
To date, approximately 60% have been found to be compliant or require only minor changes. The Company is proceeding in accordance with a plan that is scheduled to achieve material compliance of these systems by June 1999.

At this point, the Company has identified the following systems as our key business applications: finance & project management, payroll, human resources, and contracts. Our human resources information and contracts database systems are largely compliant with only minor issues remaining. We are currently reviewing the project forecasting systems for Year 2000 readiness. In addition, we recently completed the upgrade of our payroll system to a fully compliant MS-Windows(R)-based version supplied by an outside vendor.
In January 1998, we began our implementation of a new finance system, which is supplied by Deltek Systems, a leading supplier of such systems to the government contracting industry. This system is represented as being compliant and our plan is on schedule to have it implemented by June 1999.

We have and will continue to determine and assess our critical business partners as a part of our compliance program. Presently, such significant business partners include, but are not limited to, our suppliers, the utility companies, our bank lending group, an outside vendor used to process payroll, insurance and benefit providers, and property management firms. CACI's operations are dependent to varying degrees on the readiness of these and other partners. CACI has issued questionnaires to identified business partners. To date, the number of responses received indicate that many of our business partners are actively addressing the Year 2000 issue. The Company is continuing to aggressively pursue responses in order to complete our evaluations and develop any appropriate contingency plans, as necessary.

The Company is heavily dependent upon the effectiveness of its customers' systems, principally in the U.S. Government, for the administration of contracts and payment of the Company's invoices. The Company has made formal inquiries and continues to vigorously pursue responses concerning the efforts of its larger U.S. Government customers to determine the status and encourage correction of any problems in their systems. The primary concern is that there will be delays in contract payments to the Company, which would require a temporary increase in working capital. The Company has substantial borrowing capacity available under its current line of credit, which extends to June 2003, but will further evaluate the potential cash flow impact of the problem and determine if additional steps are necessary to insure that adequate contingency financing is available.

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

                              OTHER INFORMATION
                              -----------------

ITEM 1. LEGAL PROCEEDINGS

CACI, INC. - FEDERAL v. Arizona Department of Transportation
------------------------------------------------------------

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's
Report on Form 10-Q for the quarter ended September 30, 1998 for the most recently filed information concerning the lawsuit filed on June 25, 1996, by CACI, INC. - FEDERAL ("CACI"), the Registrant's wholly-owned subsidiary, in
Superior Court for Maricopa County, Arizona, against the Arizona Department of
Transportation ("ADOT"). This suit seeks the following: (i) a declaratory judgment that the disputes procedures mandated by the Arizona Procurement Code is unconstitutional; (ii) a declaratory judgment that ADOT cannot assert claims against CACI under the mandated disputes procedure; (iii) a declaratory judgment that ADOT is not entitled to recover consequential damages in connection with the dispute; (iv) $2,938,990 plus interest in breach of contract damages; (v) the return of CACI's property seized by ADOT in connection with the termination of the contract; and (vi) lawyers' fees. ADOT has counterclaimed, seeking in excess of $100 million in damages allegedly caused by CACI's breach of contract.

Since the filing of Registrant's report indicated above, the parties have reopened settlement discussions, with no resolution to date.


ITEM 5.  OTHER INFORMATION

Other Information
-----------------

At a meeting held on February 9, 1999, the Board of Directors of the Company unanimously amended the By-laws of the Company to establish ministerial and administrative procedures governing any solicitation of written consents for corporate action pursuant to Section 228 of the Delaware General Corporation
Law. Among other things, the By-law amendments permit the Board of Directors of the Company to set a record date for determining shareholders entitled to act by written consent, to provide that written consents may only be valid for up to 60 days, and to establish procedures for the inspection and review of the validity of consents and revocations. The full text of the amendments is filed as Exhibit 3.2 hereto.

Forward Looking Statements
--------------------------

This filing may contain "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements concerning expectations of the Company's future performance in terms of revenues and earnings. The Company cautions investors that there can be no assurance that actual results will not differ materially from those projected or suggested in such forward-looking statements. Factors which could cause a material difference in results include, but are not limited to, the following: regional and national economic conditions; changes in interest rates; changes in government spending policies and/or decisions concerning specific programs; individual business decisions of customers and clients; developments in technology; competition for employee resources; competitive factors and pricing pressures; the Year 2000 compliance of the Company's customers, contracting partners supplies and landlords; our ability to achieve the objectives of our business plans; and changes in governme nt laws or regulations.

                    CACI INTERNATIONAL INC AND SUBSIDIARIES

                               INDEX TO EXHIBITS




Exhibit
Number     Title
-------    -----

   3.2     By-laws of CACI International Inc, as amended February 9, 1999

   11      Computation of Basic and Diluted Earnings Per Share

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CACI International Inc
                                        ----------------------------------
                                                 (Registrant)



Date:     February 12, 1999         By:               /s/
     ---------------------------        ----------------------------------
                                        Dr. J.P. London
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        and Director
                                        (Principal Executive Officer)


Date:     February 12, 1999         By:               /s/
     ---------------------------        ----------------------------------
                                        Dr. J.P. London
                                        Acting Chief Financial Officer
                                        and Treasurer
                                        (Principal Financial Officer)
