Form 10-Q
period 1999-03-31
CACI INTERNATIONAL INC /DE/
filed 1999-05-17
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1999: CACI International Inc Common Stock, $0.10 par value, 10,911,000 shares.

                    CACI INTERNATIONAL INC AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 1999 and 1998

         Unaudited Condensed Consolidated Statements of Operations for the
           Nine Months Ended March 31, 1999 and 1998

         Unaudited Condensed Consolidated Balance Sheets as of March 31, 1999
           and June 30, 1998

         Unaudited Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended March 31, 1999 and 1998

         Unaudited Consolidated Financial Statements of Comprehensive Income for the Three and Nine Months Ended March 31, 1999 and 1998

         Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations


PART II: OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

Item 5.  Forward Looking Statements


SIGNATURES

INDEX TO EXHIBITS

                                    PART I

                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1.  FINANCIAL STATEMENTS

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (dollars in thousands, except per share data)

                                             Three Months Ended March 31,
                                                   1999        1998
                                             ----------------------------

Revenues                                         $119,594     $85,239

Costs and expenses
   Direct costs                                    70,690      47,328
   Indirect costs and selling expenses             38,914      30,449
   Depreciation and amortization                    1,964       1,493
   Goodwill amortization                              915         623
                                                  -------      ------
   Total operating expenses                       112,483      79,893
                                                  -------      ------

Income from operations                              7,111       5,346

Interest expense                                    1,160         627
                                                  -------      ------

Income before income taxes                          5,951       4,719

Income taxes                                        2,378       1,613
                                                  -------      ------

Net income                                       $  3,573     $ 3,106
                                                  =======      ======

Basic earnings per share                         $   0.33     $  0.29
                                                  =======      ======

Diluted earnings per share                       $   0.32     $  0.28
                                                  =======      ======

Average shares outstanding                         10,892      10,813
                                                  =======      ======

Average shares and equivalent shares outstanding   11,211      11,199
                                                  =======      ======

See notes to condensed consolidated financial statements (unaudited).

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (dollars in thousands, except per share data)


                                          Nine Months Ended March 31,
                                               1999          1998
                                          ---------------------------

Revenues                                     $315,665      $235,053

Costs and expenses
  Direct costs                                181,725       127,915
  Indirect costs and selling expenses         107,046        86,039
  Depreciation and amortization                 5,619         5,054
  Goodwill amortization                         2,309         1,428
                                              -------       -------
  Total operating expenses                    296,699       220,436
                                              -------       -------

Income from operations                         18,966        14,617

Interest expense                                2,628         1,344
                                              -------       -------

Income before income taxes                     16,338        13,273
Income taxes                                    6,264         4,863
                                              -------       -------

Net income                                   $ 10,074      $  8,410
                                              =======       =======

Basic earnings per share                     $   0.93      $   0.78
                                              =======       =======

Diluted earnings per share                   $   0.90      $   0.76
                                              =======       =======

Average shares outstanding                     10,875        10,758
                                              =======       =======

Average shares and equivalent
  shares outstanding                           11,203        11,134
                                              =======       =======

See notes to condensed consolidated financial statements (unaudited).

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)

                                             March 31, 1999   June 30, 1998
                                             --------------   -------------
                                               (Unaudited)
ASSETS

Current assets
  Cash and equivalents                         $     936        $  2,081
  Accounts receivable:
    Billed                                        98,505          83,995
    Unbilled                                      12,120           9,350
                                                 -------         -------
    Total accounts receivable                    110,625          93,345
                                                 -------         -------

  Income taxes receivable                          1,214               -
  Prepaid expenses and other                       4,649           4,362
  Deferred contract costs                          1,409           2,383
  Deferred income taxes                              203             209
                                                 -------         -------
Total current assets                             119,036         102,380
                                                 -------         -------

Property and equipment, net                       13,406          11,351

Accounts receivable, long term                     6,014           6,075
Goodwill                                          68,559          37,474
Other assets                                       6,746           4,884
Deferred contract costs, long-term                 1,053             480
Deferred income taxes                              5,164             416
                                                 -------         -------

Total assets                                    $219,978        $163,060
                                                 =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses         $ 30,940        $ 24,257
  Accrued compensation and benefits               18,471          17,010
  Income taxes payable                                 -           4,390
   Deferred income taxes                           1,399           1,845
                                                 -------         -------
Total current liabilities                         50,810          47,502
                                                 -------         -------

Note payable, long-term                           69,000          29,800
Deferred rent expenses                             1,220           1,289
Deferred income taxes                                137             142
Other long-term obligations                        4,410               -

Shareholders' equity
  Common stock -
    $.10 par value, 40,000,000 shares
    authorized, 14,437,000 and
    14,215,000 shares issued                       1,444           1,437
  Capital in excess of par                        13,111          12,344
  Retained earnings                               94,490          84,415
  Cumulative currency translation adjustments       (982)           (207)
  Treasury stock, at cost (3,526,000 shares)     (13,662)        (13,662)
                                                 -------         -------
Total shareholders' equity                        94,401          84,327
                                                 -------         -------

Total liabilities & shareholders' equity        $219,978        $163,060
                                                 =======         =======

See notes to condensed consolidated financial statements (unaudited)

                    CACI INTERNATIONAL INC AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)
                                                  Nine Months Ended March 31,
                                                       1999        1998
                                                  ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $ 10,074     $  8,410
Reconciliation of net income to net cash
  provided by (used in)operating activities
   Depreciation and amortization                       7,928        6,482
   Provision for deferred income taxes                   (72)        (863)
   Loss (gain) on sale of property
     and equipment                                        30          (49)

Changes in operating assets and liabilities
   Accounts receivable                                (7,250)      (3,589)
   Prepaid expenses and other assets                    (774)         336
   Accounts payable and accrued expenses                 667       (1,750)
   Accrued compensation and benefits                   1,452        2,893
   Other long-term obligations                          (439)           -
   Deferred rent expense                                (386)        (987)
   Income taxes (receivable) payable                  (2,686)       3,831
   Deferred contract costs                               401        1,831
                                                     -------      -------

Net cash provided by operating activities              8,945       16,545
                                                     -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment                (5,265)      (4,148)
Purchase of businesses                               (44,291)     (36,490)
Proceeds from sale of property & equipment                 9          411
Capitalized software cost and other                     (491)        (598)
                                                     -------      -------

Net cash used in investing activities                (50,038)     (40,825)
                                                     -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds under line-of-credit                        158,379      124,850
Payments under line-of-credit                       (119,179)    (102,550)
Proceeds from stock options                              774        1,411
                                                     -------      -------

Net cash provided by financing activities             39,974       23,711
                                                     -------      -------

Effect of changes in currency rates on
  cash and equivalents                                   (26)          52
                                                     -------      -------

Net (decrease) in cash and equivalents                (1,145)        (517)
Cash and equivalents, beginning of period              2,081        2,015
                                                     -------      -------

Cash and equivalents, end of period                 $    936     $  1,498
                                                     =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for income taxes, net   $  8,783     $    820
                                                     =======      =======

Interest paid during the period                     $  2,172     $  1,159
                                                     =======      =======

See notes to condensed consolidated financial statements (unaudited).

                   CACI INTERNATIONAL INC AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                            (dollars in thousands)

                                 Three Months Ended     Nine Months Ended
                                     March 31,              March 31,
                                   1999      1998         1999      1998
                                 ------------------     -----------------

Net income                        $3,573    $3,106      $10,074    $8,410

Currency translation adjustment     (660)      438         (775)      183
                                   -----     -----       ------     -----

Comprehensive income              $2,913    $3,544      $ 9,299    $8,593
                                   =====     =====       ======     =====

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

Certain reclassifications have been made to the prior period's financial statements to conform to the current presentation

B.   Accounts Receivable
------------------------

Total accounts receivable are net of allowance for doubtful accounts of $2,238,000 and $3,637,000 at March 31, 1999, and June 30, 1998, respectively.
Accounts receivable are classified as follows:

(dollars in thousands)                      March 31, 1999   June 30, 1998
                                            --------------   -------------

Billed receivables
  Billed receivables                          $ 88,364         $76,458
  Billable receivables at end of period         10,141           7,537
                                               -------          ------
  Total billed receivables                      98,505          83,995

Unbilled receivables
  Unbilled pending receipt of
    contractual documents
    authorizing billing                         11,830           9,195
  Unbilled retainages and fee withholds
    expected to be billed within the
    next 12 months                                 290             155
                                               -------          ------
                                                12,120           9,350

  Unbilled retainages and fee withholds
    expected to be billed beyond the
    next 12 months                               6,014           6,075
                                               -------          ------
  Total unbilled receivables                    18,134          15,425
                                               -------          ------

Total accounts receivable                     $116,639         $99,420
                                               =======          ======

C.   Acquisitions
-----------------

On November 13, 1998, the Company acquired all of the common stock of QuesTech, Inc. ("QuesTech"), a company that specialized in the development and application of information technology and engineering services for the defense and national security communities, for $18.13 per share in cash. The total consideration paid by the Company, including the assumption of liabilities, was approximately $42 million. The transaction was funded through borrowings under the Company's existing line of credit with a group of banks. For the year ended December 31, 1997, QuesTech reported revenues of $78.5 million.
The transaction has been recorded using the purchase method of accounting. Approximately $31 million of the purchase consideration has been preliminarily allocated to goodwill based upon the excess of the purchase price over the estimated fair value of net assets acquired, and will be amortized over 30 years. The preliminary purchase price allocation may change during the year ending June 30, 1999, as additional information concerning the net asset valuation is obtained. QuesTech (now named CACI Technologies, Inc.) contributed revenues of $31.4 million for the period from November 13, 1998 to March 31, 1999.

On August 13, 1998, the Company purchased the assets of Information Decision System ("IDS") for $2.6 million in cash and, therefore, the transaction has been recorded using the purchase method of accounting. IDS provided internet access to demographic site information and the acquisition is expected to enhance the current U.S. market share of the Company's Marketing Systems Group ("MSG") in the industry. Approximately $2.4 million has been preliminarily allocated to goodwill, based upon the excess of the purchase price over the estimated fair value of net assets acquired, and will be amortized over 15 years. Since the acquisition, the operations acquired from IDS have contributed approximately $0.8 million in revenue through March 31, 1999. The acquisition was financed with available bank borrowings.

D.   Other Long-Term Obligations
--------------------------------

The Company acquired certain long-term obligations in connection with the QuesTech transaction discussed in Note C. At March 31, 1999, approximately $2.7 million of such long-term obligations was accrued in connection with the Officers and Managers Deferred Compensation Plan ("DefCom"). DefCom allows eligible employee participants to defer current compensation and provides supplemental postretirement benefits along with certain specified death benefits to the participants' beneficiaries. Postretirement benefits under DefCom are payable upon the participant's termination of employment, and are paid in equal installments over a period equal to the length of time the employee deferred compensation, but no longer than ten years. Termination or retirement benefits are based upon the employee's actual deferrals plus interest credited annually, as determined by the Administrator. Supplemental death benefits are payable, in some cases, over a period of ten years provided death occurs while the participant is an active employee of the Company. DefCom is a non-qualified, defined contribution plan which has been valued based on the actual participant account balances plus interest earned to date. The balance of such long-term obligations consists primarily of amounts accrued in connection with other benefit plans which provide medical and insurance coverage. The liability associated with these other plans is actuarially determined on an annual basis.


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

SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographics areas, and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosures requirements for previously unconsolidated subsidiaries. The Company will begin to apply this statement in its fiscal 1999 annual audited financial statements and reclassify its annual financial statements for earlier years for comparative purposes. At this point, the Company has not fully determined the impact of the adoption of SFAS No. 131.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations For the Three and Nine Months Ended March 31, 1999
and 1998.
------------------------------------------------------------------------

REVENUES. The table below sets forth the customer mix in revenues with related percentages of total revenues for the three and nine months ended on March 31, 1999 (FY99) and March 31, 1998 (FY98), respectively:


(dollars in thousands)

                                             Third
Quarter                                First Nine Months
                                      FY99
FY98                    FY99                   FY98
                             -----------------------------------------
------------------------------------------
Department of Defense        $ 61,745      51.6%     $40,851      47.9%
$152,167      48.2%     $116,398      49.5%
Federal Civilian Agencies      34,357      28.7%      25,213      29.6%
95,583      30.3%       64,840      27.6%
Commercial                     18,002      15.1%      16,613      19.5%
53,582      17.0%       47,726      20.3%
State & Local Governments       5,491       4.6%       2,562       3.0%
14,333       4.5%        6,089       2.6%
                              -------     -----      -------     -----
-------     -----       -------     -----
Total                        $119,595     100.0%     $85,239     100.0%
$315,665     100.0%     $235,053     100.0%
                              =======     =====      =======     =====
=======     =====       =======     =====

For the three months ("quarter") and nine months ended March 31, 1999, the Company's total revenues increased by 40%, or $34.4 million, and by 34%, or $80.6 million, respectively, over the same periods last year. The increases were primarily the result of the acquisitions described below and continued growth in Year 2000 and systems integration sales to commercial and Federal civilian agency customers.

On November 13, 1998, the Company acquired 100% of the issued and outstanding common stock of QuesTech, Inc. ("QuesTech") which contributed approximately $22.5 million and $31.4 million of incremental revenues for the three and nine months ended March 31, 1999, respectively. On August 13, 1998, the Company purchased the assets of Information Decision Systems ("IDS"). Since the acquisition, the operations of IDS have contributed approximately $0.8 million of revenues through March 31, 1999. On November 1, 1997, the Company purchased the business and assets of Government Systems, Inc. ("GSI") which generated incremental revenues of $9.6 million in FY99.

Department of Defense revenues increased 51%, or $20.9 million, for the quarter, and 31%, or $35.8 million, for the nine months. The QuesTech and GSI acquisitions accounted for most of the growth, contributing a combined $20.6 million and $32.3 million for the three and nine month periods, respectively.

Revenues from Federal Civilian agencies increased 36%, or $9.1 million, for the quarter, and 47% or $30.7 million, for the first nine months of FY99, as compared to the same periods a year ago. Approximately 54% of Federal Civilian agency revenues are derived from the Department of Justice ("DoJ") in providing litigation support services and in developing an automated debt collection system. Revenues for DoJ were $19.2 million and $52.1 million for the quarter and nine months ended March 31, 1999, as compared to $14.6 million and $43.6 million for the respective periods a year ago. Significant growth in contracts with Civilian agencies other than DoJ was led by continued expansion of efforts under contract vehicles with the Federal Aviation Administration ("FAA") and the General Services Administration ("GSA"). A higher level of communication services and equipment provided to the FAA has resulted in incremental revenues of $4.1 million for the nine months ended March 31, 1999. The remaining increase of $4.6 million for the third quarter and $18.1 million for the first nine months of FY99 was mainly generated from growth in a GSA supply schedule contract, through which orders have focused primarily on Year 2000 software renovation services for several Civilian agencies.

During the quarter and nine months ended March 31, 1999, commercial revenues increased by 8%, or $1.4 million, and 12%, or $5.9 million, respectively, over the same periods a year ago. These increases are primarily the result of increased demand for systems integration services provided by our Marketing Systems Group in the United Kingdom.

Revenues from state and local governments increased $2.9 million and $8.2 million for the quarter and nine months ended March 31, 1999, as compared to the same periods a year ago primarily due to increased demand for Year 2000 software renovation services.

The following table sets forth the relative percentage that certain items of expense and earnings bear to revenues for the quarter and nine months ended March 31, 1999 and March 31, 1998, respectively.

                                              Dollar Amount (in
thousands)                   Percentage of Revenue
                                          Third Quarter           Nine
Months          Third Quarter        Nine Months
                                         FY99       FY98        FY99
FY98       FY99      FY98      FY99      FY98

-------------------------------------------
------------------------------------
Revenues                               $119,594    $85,239    $315,665
$235,053    100.0%    100.0%    100.0%    100.0%

Costs and expenses:
  Direct costs                           70,690     47,328     181,725
127,915     59.1%     55.5%     57.6%     54.4%
  Indirect costs & selling expenses      38,914     30,449     107,046
86,039     32.5%     35.7%     33.9%     36.6%
  Depreciation & amortization             1,964      1,493       5,619
5,054      1.6%      1.8%      1.8%      2.2%
  Goodwill amortization                     915        623       2,309
1,428      0.8%      0.7%      0.7%      0.6%
                                        -------     ------     -------
-------     ----      ----      ----      ----
Total operating expenses                112,483     79,893     296,699
220,436     94.0%     93.7%     94.0%     93.8%

Income from operations                    7,111      5,346      18,966
14,617      6.0%      6.3%      6.0%      6.2%
Interest expense                          1,160        627       2,628
1,344      1.0%      0.7%      0.8%      0.6%
                                        -------     ------     -------
-------     ----      ----      ----      ----
Earnings before income taxes              5,951      4,719      16,338
13,273      5.0%      5.6%      5.2%      5.6%
Income taxes                              2,378      1,613       6,264
4,863      2.0%      1.9%      2.0%      2.0%
                                        -------     ------     -------
-------     ----      ----      ----      ----
Net income                             $  3,573    $ 3,106    $ 10,074    $
8,410      3.0%      3.7%      3.2%      3.6%
                                        =======     ======     =======
=======     ====      ====      ====      ====

INCOME FROM OPERATIONS. Operating income increased 33% and 30% for the quarter and nine months ended March 31, 1999 as compared to the same periods a year ago. This is due to the 40% and 34% growth in revenues for the third quarter and nine months of FY99 offset by a higher proportion of other direct costs to total direct costs, which generally provides a lower margin.

As a percentage of revenues, total direct costs for the third quarter of FY99 were 59.1% versus 55.5% a year ago and for the first nine months of FY99 were 57.6% versus 54.4% a year ago. Direct costs include direct labor and other direct costs such as equipment purchases, subcontract costs and travel expenses. The largest component of direct costs, direct labor, was $34.7 million and $27.0 million for the third quarters of FY99 and FY98, respectively. For the nine months ended March 31, 1999 and 1998, direct labor was $91.9 million and $76.0 million, respectively. Other direct costs were $36.0 million and $20.3 million for the third quarters of FY99 and FY98, respectively, and $89.8 million versus $51.9 million for the first nine months of FY99 and FY98, respectively. Other direct costs have grown at a more rapid pace than direct labor because the Company has a higher number of contracts with an increased level of such costs. The most notable increases have come from equipment purchases for contracts with the FAA and DoJ, as well as subcontract and travel costs incurred in performing Year 2000 software services.

Indirect costs and selling expenses include fringe benefits, marketing and bid proposal costs, indirect labor and other discretionary costs, most of which are highly variable. As a percentage of revenues, indirect costs have decreased due to the impact of higher other direct costs on revenues for the third quarter and the nine month period of FY99.

Depreciation and amortization expense increased slightly in the third quarter and the nine month period of FY99 as compared to the same periods a year ago, primarily due to the acquisition of QuesTech.

Goodwill amortization expense has increased $0.3 million for the third quarter and $0.9 million for the nine month period of FY99 as compared to the same periods a year ago, due to the acquisitions of QuesTech and IDS in the current fiscal year as well as the full period impact from the GSI acquisition in the prior year.

INTEREST EXPENSE. Interest expense increased $0.5 million and $1.3 million for the third quarter and first nine months of FY99 as compared to the same periods in FY98. This is directly attributable to the increased borrowings of $42 million necessary to complete the QuesTech acquisition as well as an increase in average borrowings since the acquisition of GSI in the prior year.

INCOME TAXES. The effective income tax rate for the nine months ended March 31, 1999 was 38.3% versus 36.6% for the same period last year. The increase is primarily due to the impact of non-deductible goodwill amortization from the QuesTech acquisition.

NET INCOME. Net income increased to $3.6 million for the quarter and to $10.1 million for the nine months of FY 1999, as compared to $3.1 million and $8.4 million for the same periods in the previous year for the various reasons discussed above.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company's operational needs and support the acquisition activities. Working capital was $68.2 million and $54.9 million as of March 31, 1999 and June 30, 1998, respectively. The increase in working capital in the nine month period of FY99 is related both to internal growth and to the QuesTech acquisition. Operating activities provided cash of $8.9 million for the nine months of FY99 as compared to FY98 when operating activities provided cash of $16.5 million. This decrease in cash provided by operating activities since the prior year is primarily due to $8.7 million of income tax payments in the nine month period of FY99 as compared to $0.3 million of income tax payments in FY98. In addition, the decrease is due to growth in receivables resulting from the 34% growth in revenues for the nine month period of FY99 as compared to the same period of FY98.

The Company used $50.0 million in investing activities for the nine months ended March 31, 1999 versus $40.8 million for the same period a year ago. This is primarily due to the acquisitions of QuesTech of $41.6 million and of IDS for $2.6 million in FY99, and of GSI for $33.5 million in FY98.

The Company financed its investing activities from operating cash flows and from a net increase in borrowings of $39.2 million under its line of credit.

In June 1998, the Company executed a new five-year unsecured revolving line of credit, which permits borrowings of up to $125 million with annual sublimits on amounts borrowed for acquisitions. The Company also maintains a 500,000 pound sterling unsecured line of credit in London, England, which expires in November 1999. At March 31, 1999, the Company had approximately $56.8 million available for borrowings under its lines of credit.

The Company believes that the combination of internally generated funds, available bank borrowings and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

Year 2000
---------

The following discussion addresses the Company's response to the Year 2000 issue, which is the result of computer programs written using two digit date fields rather than four digit date fields to define the applicable year. Computer systems and products that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations potentially leading to the inability able to engage in normal business activities.

The Company has undertaken a multi-dimensional compliance program to address its readiness to handle the date issue in connection with both Information Technology ("IT") and non-IT systems (such as those using embedded chip technology). The compliance program also includes CACI-developed software products and systems, infrastructure hardware and software applications, business applications, office equipment, leasehold facilities, and critical business partners. The Company believes that continued awareness and communication are critical to the successful execution of this program. We are currently addressing each one of these elements listed above.

Through the use of questionnaires, compliance testing, and continued discussions, we have determined that a substantial portion of the Company's software products currently offered are compliant or not date-sensitive and have published the status of all Company software products on the Company's internet site at http://www.caci.com. The Company's plan is to achieve full compliance by July 1999.

Regarding custom systems previously developed by the Company for its customers, the Company has evaluated certain contractual commitments that could potentially obligate it to remediate non-compliant systems, as well as the Company's potential legal exposure concerning systems for which the Company has no continuing express warranty or maintenance obligations. As a result of this evaluation, the Company believes that (1) those systems developed pursuant to a specific requirement of Year 2000 compliance are compliant and (2) the Company has no continuing express warranty obligations to make compliant those systems developed in the absence of a specific Year 2000 compliance requirement.

Over the past few years, the Company has made a concerted effort to update its desktop and laptop computers and its internal communications network equipment and software. With current technology in place, the Company believes that most of these systems are already compliant. The Company is evaluating the major components of its computer hardware and software, as well as its telecommunication equipment and software. To date, approximately 85% of the software and computer hardware has been found to be compliant or to require only minor changes. Pursuant to its Year 2000 plan, the Company is scheduled to achieve material compliance of these systems by June 1999.

The Company has identified the following systems as key business applications: finance & project management, payroll, human resources, and contracts. The human resources information, project forecasting, and contracts database systems are compliant. In addition, the Company has completed the upgrade of its payroll system to a fully compliant MS-Windows(R)-based version supplied by an outside vendor.

In January 1998, the Company began implementation of a new finance system supplied by Deltek Systems, a leading supplier of such systems to the government contracting industry. This system is represented as being compliant and the plan to have it implemented by June 1999 is on schedule.

The Company will continue to determine and assess the Year 2000 readiness of its critical business partners as a part of the compliance program.
Presently, such significant business partners include, but are not limited to, suppliers, utility companies, the bank lending group, an outside vendor used to process payroll, insurance and benefit providers, and property management firms. The Company's operations are dependent to varying degrees on the readiness of these and other partners. The Company has issued questionnaires to identified business partners. To date, 66% of the property management firms and 100% of the remaining significant business partners have responded to the request for information. All of the Company's business partners are actively addressing the Year 2000 issue. The Company is continuing to pursue responses in order to complete the evaluations and develop any appropriate contingency plans, as necessary.

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

The financial impact of preparing the Company to be Year 2000 compliant is not fully determinable at this time. Presently, the most significant costs are related to implementation of new business systems in finance and project management, which are discussed above. Costs for this project, including software, hardware, consulting fees and labor are estimated at $2 million, of which approximately 50% has been spent to date. These costs are being capitalized and will be depreciated when the system is operational. In addition, the Company anticipates incurring approximately $200 thousand in incremental, internal labor costs that relate specifically to management of the Year 2000 compliance program.

The Company has devoted one full-time individual, an oversight committee of 15 individuals and approximately 40 LAN administrators to communicate and implement all aspects of the Year 2000 compliance program. The Company has found that many of the upgrades or patches necessary to fix the software are being provided at no cost by major vendors. In addition, a majority of the Company's proprietary software product upgrades to achieve Year 2000 compliance are currently planned using existing technical staff without a significant effect on other new product development.

In summary, the Company has established a Year 2000 compliance program plan that is progressing as described above. Investors should be aware of the fact that the process of addressing the Year 2000 issue is necessarily incremental and subject to uncertainties, some of which may not be fully determinable (for example, potential liability associated with [1] custom systems that were delivered prior to the time when Year 2000 issues were identified, and [2] software products no longer under maintenance contracts). The Company will continue to report on the status of its Year 2000 compliance program. The Company expects that its business systems will be Year 2000 ready, but it may experience isolated incidences of non-compliance and potential outages with respect to its IT infrastructure. The Company plans to allocate internal resources to be ready to take action should these events occur. Investors are cautioned, however, that the Company's assessment of its readiness, of the costs of performing the program and the risks attendant thereto, and of the need for any contingency plans may change materially in the future as the Company proceeds further through plan performance.

                                   PART II

                              OTHER INFORMATION
                              -----------------

ITEM 1. LEGAL PROCEEDINGS

CACI, INC.-FEDERAL v. Arizona Department of Transportation
----------------------------------------------------------

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Report on Form 10-Q for the quarter ended December 31, 1998 for the most recentl y filed information concerning the lawsuit filed on June 25, 1996, by CACI, INC.-FEDERAL ("CACI"), the Registrant's wholly-owned subsidiary, in Superior Court for Maricopa County, Arizona, against the Arizona Department of Transportation ("ADOT"). This suit seeks the following: (i) a declaratory judgment that the disputes procedures mandated by the Arizona Procurement Code is unconstitutional; (ii) a declaratory judgment that ADOT cannot assert claims against CACI under the mandated disputes procedure; (iii) a declaratory judgment that ADOT is not entitled to recover consequential damages in connection with the dispute; (iv) $2,938,990 plus interest in breach of contract damages; (v) the return of CACI's property seized by ADOT in connection with the termination of the contract; and (vi) lawyers' fees. ADOT has counterclaimed, seeking in excess of $100 million in damages allegedly caused by CACI's breach of contract.

Since the filing of Registrant's report indicated above, the parties have continued settlement discussions, with no resolution to date.


ITEM 5.  OTHER INFORMATION

Other Information
-----------------

At a meeting held on February 9, 1999, the Board of Directors of the Company unanimously amended the By-laws of the Company to establish ministerial and administrative procedures governing any solicitation of written consents for corporate action pursuant to Section 228 of the Delaware General Corporation Law. Among other things, the By-law amendments permit the Board of Directors of the Company to set a record date for determining shareholders entitled to act by written consent, to provide that written consents may only be valid for up to 60 days; and to establish procedures for the inspection and review of the validity of consents and revocations. The full text of the amendments is incorporated by reference to Exhibit 3.2 of the Registrant's report to the Secur ities and Exchange Commission on Form 10-Q for the quarter ended December 31, 1998.

Forward Looking Statements
--------------------------

This filing may contain "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements concerning expectations of the Company's future performance in terms of revenues and earnings. The Company cautions investors that there can be no assurance that actual results will not differ materially from those projected or suggested in such forward-looking statements. Factors which could cause a material difference in results include, but are not limited to, the following: regional and national economic conditions; changes in interest rates; changes in government spending policies and/or decisions concerning specific programs; individual business decisions of customers and clients; developments in technology; competition for employee resources; competitive factors and pricing pressures; the Year 2000 compliance of the Company's customers, contracting partners, suppliers and landlords; the Company's ability to achieve the objectives of its business plans; and changes in government laws or regulations.

                   CACI INTERNATIONAL INC AND SUBSIDIARIES

                              INDEX TO EXHIBITS




Exhibit
Number    Title
-------   -----
  11      Computation of Basic and Diluted Earnings Per Share

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                        CACI International Inc
                                    ------------------------------
                                             (Registrant)




Date:  May 14, 1999                 By:            /s/
     ----------------                  -------------------------------
                                       Dr. J.P. London
                                       Chairman of the Board,
                                       Chief Executive Officer and Director
                                       (Principal Executive Officer)


Date:  May 14, 1999                 By:            /s/
     ----------------                  -------------------------------
                                       Dr. J.P. London
                                       Acting Chief Financial Officer
                                         and Treasurer
                                       (Principal Financial Officer)