Form 10-Q
period 1999-09-30
CACI INTERNATIONAL INC /DE/
filed 1999-11-12
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1999

Commission File Number 0-8401

   CACI International Inc
(Exact name of registrant as
specified in its charter)

               Delaware
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1999: CACI International Inc Common Stock, $0.10 par value, 11,001,000 shares.

CACI INTERNATIONAL INC AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 1999 and 1998
Condensed Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and June 30, 1999
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 1999 and 1998
Unaudited Condensed Consolidated Statements of Comprehensive Income for Three Months Ended September 30, 1999 and 1998
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II: OTHER INFORMATION
Item 1.	Legal Proceedings
Item 5.	Forward Looking Statements

SIGNATURES

INDEX TO EXHIBITS

PART 1

FINANCIAL INFORMATION

Item 1.    Financial Statements

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,

	1999	1998

Revenue	$120,252	$92,351

Costs and expenses
Direct costs	70,130	51,643
Indirect costs and selling expenses	39,919	32,856
Depreciation and amortization	1,923	1,743
Goodwill amortization	914	628

Total operating expenses	112,886	86,870

Income from operations	7,366	5,481

Interest expense	1,110	496

Income before income taxes	6,256	4,985

Income taxes	2,439	1,846

Net income	$3,817	$3,139

Basic earnings per share	$0.35	$0.29

Diluted earnings per share	$0.34	$0.28

Average shares outstanding	10,989	10,858

Average shares and equivalent shares outstanding	11,361	11,202

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 1999	June 30, 1999

	(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$54	$2,403
Accounts receivable
Billed	102,218	99,681
Unbilled	10,342	12,264

Total accounts receivable	112,560	111,945

Income taxes receivable	150	948
Deferred income taxes	190	198
Deferred contract cost	1,426	1,543
Prepaid expenses and other	5,554	5,437

Total current assets	119,934	122,474

Property and equipment, net	14,172	13,762

Accounts receivable, long term	7,292	7,036
Goodwill	66,898	67,767
Other assets	7,006	6,266
Deferred contract costs, long-term	823	989
Deferred income taxes	3,715	3,418

Total assets	$219,840	$221,712

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$26,536	$32,851
Accrued compensation and benefits	17,321	21,304
Income taxes payable	-	-
Deferred income taxes	4,494	1,593

Total current liabilities	48,351	55,748

Note payable, long-term	62,106	62,069
Deferred rent expenses	607	720
Deferred income taxes	135	138
Other long-term obligations	4,143	4,100

Shareholders' equity
Common stock - $.10 par value, 40,000,000 shares authorized, 14,527,000 and 14,499,000 shares issued	1,453	1,450
Capital in excess of par	14,768	13,932
Retained earnings	102,402	98,585
Cumulative currency translation adjustments	(463)	(1,368)
Treasury stock, at cost (3,526,000 shares)	(13,662)	(13,662)

Total shareholders' equity	104,498	98,937

Total liabilities and shareholders' equity	$219,840	$221,712

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,

	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$3,817	$3,139
Reconciliation of net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,837	2,371
Provision for deferred income taxes	2,604	96
Loss on sale of property and equipment	-	27

Changes in operating assets and liabilities
Accounts receivable	(55)	(60)
Prepaid expenses and other assets	(134)	(54)
Deferred contract costs	283	503
Accounts payable and accrued expenses	(6,578)	(1,444)
Accrued compensation and benefits	(3,986)	(2,077)
Deferred rent expense	(101)	(175)
Income taxes (receivable) payable	643	(1,665)
Other long-term obligations	43	-

Net cash (used in) provided by operating activities	(627)	661

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment	(1,996)	(1,299)
Purchase of business	(600)	(2,600)
Capitalized software cost and other	(210)	(234)

Net cash used in investing activities	(2,806)	(4,133)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds under line-of-credit	39,650	36,879
Payments under line-of-credit	(39,613)	(33,593)
Proceeds from stock options	839	253

Net cash provided by financing activities	876	3,539

Effect of changes in currency rates on cash and equivalents	208	55

Net (decrease) increase in cash and equivalents	(2,349)	122
Cash and equivalents, beginning of period	2,403	2,081

Cash and equivalents, end of period	$54	$2,203

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash (received) paid during the period for income taxes, net	$(147)	$3,406

Interest paid during the period	$1,452	$480

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,

	1999	1998

Net income	$3,817	$3,139

Currency translation adjustment	905	428

Comprehensive income	$4,722	$3,567

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1999.

Certain reclassifications have been made to the prior period's financial statements to conform to the current presentation.

B.   Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of $2,350,000 and $3,050,000 at September 30, 1999, and June 30, 1999, respectively. Accounts receivable are classified as follows:

(dollars in thousands)	September 30, 1999	June 30, 1999

Billed receivables
Billed receivables	$90,889	$88,918
Billable receivables at end of period	11,329	10,763
Total billed receivables	102,218	99,681

Unbilled receivables
Unbilled pending receipt of contractual documents authorizing billing	10,310	12,172
Unbilled retainages and fee withholds expected to be billed within the next 12 months	32	92

	10,342	12,264

Unbilled retainages and fee withholds expected to be billed beyond the next 12 months	7,292	7,036

Total unbilled receivables	17,634	19,300

Total accounts receivable	$119,852	$118,981

C.   Acquisitions

On September 24, 1999, the Company purchased the assets of MapData Online International Ltd and Digital MapData Online Ltd. (collectively, "MapData") for $0.6 million in cash and, therefore, the transaction has been recorded using purchase accounting standards. MapData provided demographic software which, when bundled with existing products offered by the Company's Marketing Systems Group ("MSG"), will enhance MSG's capabilities in the U.S. market. The purchase price has been allocated based upon the fair value of the assets acquired. No goodwill has been recognized in connection with the transaction.

D.   Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company's operations and liquidity.

E.   Business Segment Information

The Company reports financial data in two segments: Information Systems Group ("ISG") and Marketing Systems Group ("MSG"). Operating results for the segments are as follows:

(dollars in thousands)	ISG	MSG	Other	Total

Quarter Ended September 30, 1999
Revenue from external customers	$107,721	$12,531	$-	$120,252
Pre-tax income (loss)	6,004	983	(731)	6,256

Quarter Ended September 30, 1998
Revenue from external customers	$80,990	$11,361	$-	$92,351
Pre-tax income (loss)	5,020	727	(762)	4,985

  The "Other" column represents the elimination of intersegment revenue and corporate related items.

F.   Subsequent Events

On October 18, 1999, the Company executed a letter of intent to purchase the outstanding stock of XEN Corporation for $4.3 million in cash. XEN provides professional services including systems engineering, engineering design, electronic commerce, and data security services to various customers primarily in the intelligence community. XEN generated revenue of approximately $8.5 million for the year ended September 30, 1999. The transaction is expected to close in December 1999 upon completion of due diligence and will be recorded using the purchasing method of accounting.

On November 2, 1999, the Company signed a letter of intent to sell its COMNET products group to Compuware Corporation, subject to the completion of due diligence procedures. The total value of the transaction is approximately $40 million and is expected to generate a net-after-tax gain of approximately $20 million. The COMNET product suite includes network planning tools, which generated revenue of approximately $7.0 million for the year ended June 30, 1999. The transaction is expected to close by December 31, 1999.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 1999 and 1998

Revenue.   The table below sets forth the customer mix in revenue with related percentages of total revenue for the three months ended on September 30, 1999 (FY2000) and September 30, 1998 (FY1999), respectively:

(dollars in thousands)	First Quarter

	FY2000		FY1999

Department of Defense	$60,260	50.1%	$41,743	45.2%
Federal Civilian Agencies	32,836	27.3%	29,233	31.7%
Commercial	17,849	14.8%	17,308	18.7%
State & Local Governments	9,307	7.8%	4,067	4.4%

Total	$120,252	100.0%	$92,351	100.0%

The Company's total revenue for the three months ended September 30, 1999 increased by 30%, or $27.9 million, over the same period last year. Approximately $6.5 million, or 23%, of the total increase was achieved through internal or organizational growth from Federal Civilian, state and local agencies. The remaining $21.4 million was generated from the acquisition of QuesTech, Inc., which occurred on November 13, 1998.

Department of Defense ("DoD") revenue increased $18.5 million, or 44%, in the first quarter of FY2000 as compared to the same period a year ago. This was primarily the result of the acquisition of QuesTech.

Revenue from Federal Civilian agencies increased 12%, from $29.2 million for the first quarter of FY1999 to $32.8 million in FY2000. Approximately 58% of Federal Civilian agency revenue is derived from the Department of Justice ("DoJ"). Litigation support services provided to DoJ have grown substantially over many years; however, these services are dependent on the level of DoJ litigation that the Company is supporting and may have significant period-to-period fluctuations. Revenue for DoJ was $19.0 million and $16.8 million for the three months ended September 30, 1999 and 1998, respectively. The remaining increase in Federal Civilian agency revenue of approximately $1.4 million was mainly generated from continued growth in a GSA supply schedule contract, through which orders have focused on both year 2000 software renovation and systems integration services.

Commercial revenue is derived primarily from the Company's Marketing Systems Group ("MSG") in the United Kingdom. For the first quarter of FY2000 as compared to the same period a year ago, commercial revenue generated from MSG increased $1.2 million, or 10%, to $12.5 million, primarily as a result of increased demand for systems integration services. This increase was offset by relatively lower sales in the COMNET products group when comparing the first quarter of FY2000 to the same period in FY1999.

Revenue generated from state and local governments increased $5.2 million, or 129% for the first quarter of FY2000 versus FY1999, due to continued growth in Year 2000 services and projects to design new or enhance existing information systems.

The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the three months ended September 30, 1999 and September 30, 1998, respectively.

(Dollars in thousands, except as percents)	Dollar Amount		Percentage of Revenue

	FY00	FY99	FY00	FY99

Revenue	$120,252	$92,351	100.0%	100.0%
Costs and expenses:
Direct costs	70,130	51,643	58.3	55.9
Indirect costs	39,919	32,856	33.2	35.6
Depreciation & amortization	1,923	1,743	1.6	1.9
Goodwill amortization	914	628	0.8	0.7

Total operating expenses	112,886	86,870	93.9	94.1

Income from operations	7,366	5,481	6.1	5.9
Interest expense	1,110	496	0.9	0.5

Earnings before income taxes	6,256	4,985	5.2	5.4
Income taxes	2,439	1,846	2.0	2.0

Net income	$3,817	$3,139	3.2%	3.4%

Income From Operations. Operating income increased 34% to $7.4 million for the first quarter of FY2000 from $5.5 million in FY1999, which is consistent with the 30% growth in revenue for the same period.

As a percentage of revenue, total direct costs were 58.3% and 55.9% for the quarters ended September 30, 1999 and 1998, respectively. Direct costs include direct labor and other direct costs such as equipment purchases, subcontract costs and travel expenses, which are generally passed through to the customer. The largest component of direct costs, direct labor, was $34.6 million and $27.2 million for the first quarters of FY2000 and FY1999, respectively. Other direct costs were $35.5 million and $24.4 million for the quarters ended September 30, 1999 and 1998, respectively, and have grown at a more rapid pace as the Company has a higher number of contracts with an increased level of such costs. The most notable increases have come from a contract with DoJ, several contracts with our state and local government customers, as well as from contracts obtained through the acquisition of QuesTech.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary costs, most of which are highly variable. As a percentage of revenue, indirect costs have decreased due to the impact of higher other direct costs on revenue for the first quarter of FY2000 and the Company's ability to contain indirect costs.

Depreciation and amortization expense increased slightly to $1.9 million for the first quarter of FY2000 compared to $1.7 million for the same period a year ago primarily due to the acquisition of QuesTech.

Goodwill amortization expense increased to $0.9 million for the first quarter of FY2000 from $0.6 million a year ago due to the acquisition of QuesTech.

Interest Expense. Interest expense of $1.1 million for the first quarter of FY2000 reflects a $0.6 million increase over the same quarter last year due to the increase in average borrowings from $30.6 million to $65.4 million for the respective quarters in FY1999 and FY2000 resulting from the acquisition of QuesTech.

Income Taxes. The effective income tax rate for the quarter ended September 30, 1999 was 39% versus 37% for the same period a year ago. The increase is primarily the result of non-deductible goodwill amortization from the QuesTech acquisition.

Liquidity and Capital Resources

Historically, the Company's positive cash flow from operations and available credit facilities provided adequate liquidity and working capital to fully fund the Company's operational needs and support acquisition activities. Working capital was $71.6 million and $66.7 million as of September 30, 1999 and June 30, 1999, respectively. The increase in working capital in the first three months of FY2000 is related both to internal growth and to the QuesTech acquisition. Operating activities used cash of $0.6 million for the three months ended September 30, 1999, whereas for the quarter ended September 30, 1998, such activities provided cash of $0.7 million. The decrease in cash provided by operating activities since the prior year is primarily due to cash disbursements related to higher other direct costs as well as growth in receivables resulting from the 30% growth in revenue for the first quarter of FY2000.

The Company used $2.8 million in investing activities for the three months ended September 30, 1999 versus $4.1 million for the same period a year ago. The decrease is due to $0.6 million spent on the acquisition of MapData in the current quarter compared to the $2.6 million that was spent on the acquisition of Information Decision Systems in the prior year's quarter. This $2.0 million decrease was offset by approximately $0.7 million of additional capitalized asset purchases, which consisted primarily of computer equipment to support a higher level of direct labor. The Company financed its investing activities with a combination of funds from stock option exercises, existing cash on hand and a slight increase in borrowings under its line of credit.

The Company maintains a five-year unsecured revolving line of credit. The agreement permits borrowings of up to $125 million with annual sublimits on amounts borrowed for acquisitions. The Company also maintains a 500,000 pound sterling unsecured line of credit in London, England, which expires in November 1999, but is expected to be extended to November 2000. At September 30, 1999, the Company had approximately $63.7 million available for borrowings under its lines of credit.

The Company believes that the combination of internally generated funds, available bank borrowings and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

As discussed in Note F to the Condensed Consolidated Financial Statements, the Company is in the midst of selling its COMNET suite of products to Compuware Corporation and of acquiring all of the outstanding stock of XEN Corporation. It is anticipated that the proceeds generated from the pending sale of the COMNET products will be used to reduce the Company's outstanding borrowings and to fund the proposed acquisition of XEN.

Year 2000

The following discussion addresses the Company's response to the year 2000 issue, which is the result of computer programs written using two digit years rather than four digit years to define the applicable year. Computer systems and products that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations which could potentially prevent normal business activities.

The Company has undertaken a multi-dimensional compliance program to address its readiness to handle the date issue in connection with both Information Technology ("IT") and non-IT systems (such as those using embedded chip technology). The scope of the compliance program includes CACI-developed software products and systems, infrastructure hardware and software applications, business applications, office equipment, leasehold facilities, and critical business partners. The Company believes that continued awareness and communication are critical to the successful execution of this program. We are currently addressing each one of these elements listed above.

The status of all CACI software products is published on the Company's Internet site at http://www.caci.com. In July 1999, the Company achieved full compliance of its supported product versions and/or platforms.

Regarding custom systems previously developed by CACI for its customers, the Company has evaluated the contractual commitments that would obligate CACI to remediate non-compliant systems and considered potential legal exposure concerning systems for which CACI has no continuing express warranty or maintenance obligations. In addition, those completed projects with specific year 2000 compliance requirements have been determined to be year 2000 compliant based on CACI testing and customer acceptance of the deliverables.

Over the past few years, the Company has made a concerted effort to update its desktop and laptop computers and its internal communications network equipment and software. With current technology in place, the Company believes that most of these systems are compliant. The Company also has evaluated the major components of its computer hardware and software, its telecommunications equipment and software and, based on replacement of certain components, believes they are materially compliant.

The Company has identified the following systems as our key business applications: finance and project management, payroll, human resources, and contracts. Our human resources information, project forecasting, and contracts database systems are compliant. In addition, we recently completed the upgrade of our payroll system to a fully compliant Microsoft Windows®-based version supplied by an outside vendor.

In January 1998, we began our implementation of a new finance system, which is supplied by Deltek Systems, a leading supplier of such systems to the government contracting industry. This system is compliant and our plan to have it implemented by June 1999 was successful.

We have and will continue to determine and assess our critical business partners as a part of our compliance program. Presently, such significant business partners include, but are not limited to, our suppliers, the utility companies, our bank lending group, an outside vendor used to process payroll, insurance and benefit providers, and property management firms. CACI's operations are dependent to varying degrees on the readiness of these and other partners. To date, the majority of the property management firms and all of our remaining significant business partners have responded to our request for information. All of our business partners who have responded are actively addressing or have addressed the year 2000 issue. The Company continues to monitor its business partners in order to complete our evaluations and develop any appropriate contingency plans, as necessary.

The Company is heavily dependent upon the effectiveness of its customers' systems, principally in the U.S. Government, for the administration of contracts and payment of the Company's invoices. The Company has made formal inquiries and continues to vigorously pursue responses concerning the efforts of its larger U.S. Government customers to determine the status and encourage correction of any problems in their systems. The primary concern is whether there will be delays in contract payments to the Company, which would require a temporary increase in working capital. The Company has substantial borrowing capacity available under its current line of credit, which extends to June 2003, but continues to evaluate the potential cash flow impact of the problem to determine if additional steps are necessary to insure that adequate contingency financing is available.

The financial impact of preparing the Company to be year 2000 compliant cannot be fully determined. The cost of upgrading the Company's software products, desktop and laptop computers, and internal communication network equipment and software was expensed as incurred and, in many cases, was part of the continuing evolution of the Company's systems not specifically related to its year 2000 compliance program. Presently, the most significant costs are related to the implementation of our new business systems in finance and project management, which are discussed above. Costs for this project, including software, hardware, consulting fees and labor are estimated at $2 million, of which approximately 80% has been spent to date. These costs were capitalized and are now being depreciated. In addition, we have spent approximately $200 thousand in incremental, internal labor costs that relate specifically to management of the year 2000 compliance program. Any labor costs which are solely related to remediating year 2000 issues are expensed as incurred.

The Company has devoted one full-time individual, an oversight committee of 15 individuals and approximately 40 LAN administrators at various offsite locations to communicate and implement all aspects of the year 2000 compliance program. The Company has found that many of the upgrades or patches necessary to fix the software were and still are being provided at no cost by major vendors.

In summary, the Company has established a year 2000 compliance program that is progressing as described above. CACI expects that its business systems will be year 2000 ready, but it may experience isolated incidents of non-compliance and potential outages with respect to its information technology infrastructure. CACI plans to allocate internal resources to be ready to take action should these events occur. Investors should be aware of the fact that the process of addressing the year 2000 issue is necessarily incremental. The Company will continue to report on the status of its year 2000 compliance program. Investors are cautioned, however, that the Company's assessment of its readiness, of the costs of performing the program and the risks attended thereto, and of the need for any contingency plans may change materially in the future as we proceed further through plan performance.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

CACI, INC.-FEDERAL v. Arizona Department of Transportation

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999 for the most recently filed information concerning the lawsuit filed on June 25, 1996, by CACI, INC.-FEDERAL ("CACI"), the Registrant's wholly-owned subsidiary, in Superior Court for Maricopa County, Arizona, against the Arizona Department of Transportation ("ADOT"). This suit seeks the following: (i) a declaratory judgment that the disputes procedure mandated by the Arizona Procurement Code is unconstitutional; (ii) a declaratory judgment that ADOT cannot assert claims against CACI under the mandated disputes procedure; (iii) a declaratory judgment that ADOT is not entitled to recover consequential damages in connection with the dispute; (iv) $2,938,990 plus interest in breach of contract damages; (v) the return of CACI's property seized by ADOT in connection with the termination of the contract; and (vi) lawyers' fees. ADOT has counterclaimed, seeking in excess of $100 million in damages allegedly caused by CACI's breach of contract.

Since the filing of Registrant's report indicated above, the parties have continued settlement discussions, with no resolution to date.

Item 5. Other Information -- Forward Looking Statements

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions; changes in interest rates; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects in the event of a priority need for funds; government contract procurement (such as bid protest) and termination risks; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees; our ability to complete acquisitions and/or divestitures appropriate to achievement of our strategic plans; year 2000 issues, particularly as they concern our clients' ability to pay, disruption of our operations or those of our clients, and the cost of litigation and potential legal liability associated with products, systems and services which are no longer under warranty or maintenance obligations; material changes in laws or regulations applicable to our businesses; our own ability to achieve the objectives of near term or long range business plans, and other risks described in the Company's Securities and Exchange Commission filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CACI International Inc

(Registrant)

Date:	November 12, 1999	By:	/s/

Dr. J.P. London Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 12, 1999	By:	/s/

Stephen L. Waechter Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CACI INTERNATIONAL INC AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit Number	Title

11	Computation of Earnings per Share

27	Financial Data Schedule