Form 10-Q
period 1999-12-31
CACI INTERNATIONAL INC /DE/
filed 2000-02-14
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1999: CACI International Inc Common Stock, $0.10 par value, 11,350,742 shares.

CACI INTERNATIONAL INC AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 1999 and 1998

Unaudited Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 1999 and 1998

Condensed Consolidated Balance Sheets as of December 31, 1999 (Unaudited) and June 30, 1999

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1999 and 1998

Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended December 31, 1999 and 1998

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Forward Looking Statements

Item 6.	Exhibits and Reports on Form 8-K

INDEX TO EXHIBITS

SIGNATURES

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended December 31,

	1999	1998

Revenue	$121,071	$101,758
Costs and expenses
Direct costs	71,516	58,733
Indirect costs and selling expenses	38,590	33,679
Depreciation and amortization	1,880	1,846
Goodwill amortization	915	766

Total operating expenses	112,901	95,024

Operating income	8,170	6,734
Interest expense	1,046	972

Income before income taxes	7,124	5,762
Income taxes	2,779	2,170

Income from continuing operations	4,345	3,592

Discontinued operations
Loss from operations of discontinued COMNET products business (less applicable income tax benefit of $79 and $130, respectively)	(125)	(230)

Gain on disposal of COMNET products business including provision of $118 for operating losses during phase-out period (less applicable income taxes of $13,512)	21,134	-

Net income	$25,354	$3,362

Basic earnings per share

Income from continuing operations	$0.38	$0.33
Loss from discontinued operations of COMNET products business	(0.01)	(0.02)

Gain on disposal of COMNET products business	1.87	-

Net income	$2.24	$0.31

Average shares outstanding	11,308	10,874

Diluted earnings per share
Income from continuing operations	$0.38	$0.32
Loss from discontinued operations of COMNET products business	(0.01)	(0.02)
Gain on disposal of COMNET products business	1.83	-

Net income	$2.20	$0.30

Average shares and equivalent shares outstanding	11,537	11,197

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Six Months Ended December 31,

	1999	1998

Revenue	$239,760	$191,704

Costs and expenses
Direct costs	141,257	109,713
Indirect costs and selling expenses	77,079	64,827
Depreciation and amortization	3,740	3,509
Goodwill amortization	1,829	1,394

Total operating expenses	223,905	179,443

Operating income	15,855	12,261
Interest expense	2,156	1,468

Income before income taxes	13,699	10,793
Income taxes	5,343	4,044

Income from continuing operations	8,356	6,749

Discontinued operations
Loss from operations of discontinued COMNET products business (less applicable income tax benefit of $280 and $158, respectively)	(320)	(248)

Gain on disposal of COMNET products business including provision of $118 for operating losses during phase-out period (less applicable income taxes of $13,512)	21,134	-

Net income	$29,170	$6,501

Basic earnings per share
Income from continuing operations	$0.75	$0.62
Loss from discontinued operations of COMNET products business	(0.03)	(0.02)

Gain on disposal of COMNET products business	1.90	-

Net income	$2.62	$0.60

Average shares outstanding	11,148	10,866

Diluted earnings per share

Income from continuing operations	$0.73	$0.60

Loss from discontinued operations of COMNET products business	(0.03)	(0.02)
Gain on disposal of COMNET products business	1.85	-

Net income	$2.55	$0.58

Average shares and equivalent shares outstanding	11,449	11,199

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

December 31, 1999 (Unaudited)	June 30, 1999

ASSETS

Current assets
Cash and equivalents	$1,374	$2,403
Accounts receivable:
Billed	106,542	99,681
Unbilled	9,983	12,264

Total accounts receivable	116,525	111,945

Income taxes receivable	-	948
Deferred income taxes	185	198
Deferred contract costs	1,466	1,543
Prepaid expenses and other	3,639	5,437

Total current assets	123,189	122,474

Property and equipment, net	14,656	13,762

Accounts receivable, long term	6,555	7,036
Goodwill	65,959	67,767
Other assets	9,647	6,266
Deferred contract costs, long-term	484	989
Deferred income taxes	3,858	3,418

Total assets	$224,348	$221,712

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$23,944	$32,851
Accrued compensation and benefits	19,407	21,304
Income taxes payable	10,110	-
Deferred income taxes	5,143	1,593

Total current liabilities	58,604	55,748

Note payable, long-term	26,253	62,069
Deferred rent expenses	771	720
Deferred income taxes	132	138
Other long-term obligations	4,193	4,100

Shareholders' equity
Common stock:
$.10 par value, 40,000,000 shares authorized, 14,855,000 and 14,499,000 shares issued	1,489	1,450
Capital in excess of par	19,856	13,932
Retained earnings	127,756	98,585
Cumulative currency translation adjustments	(1,044)	(1,368)
Treasury stock, at cost (3,526,000 shares)	(13,662)	(13,662)

Total shareholders' equity	134,395	98,937

Total liabilities & shareholders' equity	$224,348	$221,712

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended December 31,

	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,170	$6,501
Reconciliation of net income to net cash provided by (used in) operating activities
Depreciation and amortization	5,641	5,049
Provision for deferred income taxes	3,109	1,666
Loss (gain) on sale of property and equipment	-	31
Gain on disposal of COMNET products business	(21,252)

Changes in operating assets and liabilities
Accounts receivable	(5,469)	(9,439)
Prepaid expenses and other assets	859	(617)
Deferred contract costs	582	(67)
Accounts payable and accrued expenses	(9,269)	(700)
Accrued compensation and benefits	(3,301)	(439)
Other long-term obligations	93	(280)
Deferred rent expense	33	(131)
Income taxes	(2,605)	(3,853)

Net cash provided by (used in) operating activities	(2,409)	(2,279)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment	(4,354)	(3,160)
Purchase of businesses	(600)	(44,291)
Proceeds from sale of COMNET products business	37,000	-
Proceeds from sale of property and equipment	-	9
Capitalized software cost and other	(874)	(324)

Net cash provided by (used in) investing activities	31,172	(47,766)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds under line-of-credit	75,663	114,531
Payments under line-of-credit	(111,479)	(66,979)
Proceeds from stock options	5,963	491

Net cash (used in) provided by financing activities	(29,853)	48,043

Effect of changes in currency rates on cash and equivalents	61	(15)

Net decrease in cash and equivalents	(1,029)	(2,017)
Cash and equivalents, beginning of period	2,403	2,081

Cash and equivalents, end of period	$1,374	$64

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for income taxes, net	$2,380	$5,994

Interest paid during the period	$2,646	$1,013

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,

	1999	1998	1999	1998

Net income	$25,354	$3,362	$29,170	$6,501

Currency translation adjustment	(581)	(543)	324	(115)

Comprehensive income	$24,773	$2,819	$29,494	$6,386

CACI INTERNATIONAL INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.	Basis of Presentation

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1999.

Certain reclassifications have been made to the prior period's financial statements to conform to the current presentation (See also Note C).

B.	Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of $2,180,000 and $3,050,000 at December 31, 1999, and June 30, 1999 respectively. Accounts receivable are classified as follows:

(dollars in thousands)	December 31, 1999	June 30, 1999

Billed receivables
Billed receivables	$94,112	$88,918
Billable receivables at end of period	12,430	10,763

Total billed receivables	106,542	99,681

Unbilled receivables
Unbilled pending receipt of contractual documents authorizing billing	9,953	12,172
Unbilled retainages and fee withholds expected to be billed within the next 12 months	30	92

9,983		12,264

Unbilled retainages and fee withholds expected to be billed beyond the next 12 months	6,555	7,036

Total unbilled receivables	16,538	19,300

Total accounts receivable	$123,080	$118,981

C.	Discontinued Operations

On November 2, 1999, the Company executed a letter of intent to sell its COMNET products business to Compuware Corporation. On December 15, 1999, the Company completed the sale of the net assets of the business for $37 million in cash and $3 million in escrow to be received one year from the settlement date. This resulted in a net-after-tax gain for the Company of $21.1 million. Included in the gain was a net-after-tax loss from discontinued operations of $118 thousand for the period from November 3, 1999 to December 15, 1999. The consolidated statements of operations for prior periods have been restated for consistent presentation of discontinued operations.

D.	Acquisitions

On September 24, 1999, the Company purchased the assets of MapData Online International Ltd and Digital MapData Online Ltd.(collectively, "MapData") for $0.6 million in cash and, therefore, the transaction has been recorded using purchase accounting standards. MapData provided demographic software which, when bundled with existing products offered by the Company's Marketing System Group ("MSG"), will enhance MSG's capabilities in the U.S. market. The purchase price has been allocated based upon the fair value of the assets acquired. No goodwill has been recognized in connection with transaction.

E.	Business Segment Information

The Company reports financial data in two segments: Information Systems Group ("ISG") and Marketing Systems Group ("MSG"). Operating results for the segments are as follows:

(dollars in thousands)	ISG	MSG	Other	Total

Quarter Ended December 31, 1999
Revenue from external customers	$108,320	$12,751	$-	$121,071
Pre-tax income (loss) from continuing operations	6,854	1,151	(881)	7,124

Quarter Ended December 31, 1998
Revenue from external customers	$88,867	$12,891	$-	$101,758
Pre-tax income (loss) from continuing operations	5,340	999	(577)	5,762

Six Months Ended December 31, 1999
Revenue from external customers	$214,478	$25,282	$-	$239,760
Pre-tax income (loss) from continuing operations	13,177	2,134	(1,612)	13,699

Six Months Ended December 31, 1998
Revenue from external customers	$167,452	$24,252	$-	$191,704
Pre-tax income (loss) from continuing operations	10,406	1,726	(1,339)	10,793

The "Other" column represents the elimination of intersegment revenue and corporate related items.

F.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company's operations and liquidity.

G.	Subsequent Event

On February 1, 2000 the Company purchased all of the outstanding shares of XEN Corporation (XEN). The total purchase price was $4,258,500.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations For the Three and Six Months Ended December 31, 1999 and 1998

Revenue. The table below sets forth the customer mix in revenue with related percentages of total revenue for the three and six months ended December 31, 1999 (FY00) and December 31, 1998 (FY99), respectively:

(dollars in thousands)	Second Quarter				First Six Months

	FY00		FY99		FY00		FY99

Department of Defense	$62,330	51.5%	$48,680	47.8%	$122,590	51.1%	$90,423	47.2%
Federal Civilian Agencies	31,010	25.6%	31,993	31.5%	63,846	26.6%	61,226	31.9%
Commercial	16,567	13.7%	16,310	16.0%	32,853	13.7%	31,213	16.3%
State & Local Governments	11,164	9.2%	4,775	4.7%	20,471	8.6%	8,842	4.6%

Total	$121,071	100.0%	$101,758	100.0%	$239,760	100.0%	$191,70	100.0%

For the three months and six months ended December 31, 1999, the Company's total revenue increased by 19%, or $19.3 million, and by 25%, or $48.1 million, respectively, over the same periods last year. Approximately $10.0 million, or 52% of the three-month increase, and $17.4 million, or 36% of the six-month increase, was achieved through internal growth for the quarter and six months ended December 31, 1999, respectively, over the same periods a year ago. The remaining increases of $9.3 million for three months and $30.7 million for six months of FY00, respectively, as compared to FY99, were primarily the result of the Company acquiring 100% of the issued and outstanding common stock of QuesTech, Inc ("QuesTech") on November 13, 1998.

Department of Defense revenue increased 28%, or $13.7 million, for the quarter, and 36%, or $32.2 million, for the first six months. The QuesTech acquisition accounted for the majority of the growth, contributing $8.8 million and $28.2 million for the three and six month periods, respectively. The remaining growth has come from contracts that focus on U.S. Navy fleet support and global network support for the U.S. Army.

Revenue from Federal Civilian agencies remained flat for the quarter and increased 4%, or $2.6 million, for the first six months of FY00, as compared to the same periods a year ago. Approximately 58% of Federal Civilian agency revenue is derived from the Department of Justice ("DoJ") in providing litigation support services and in developing an automated debt collection system. Revenue for DoJ was $17.8 million and $36.8 million for the quarter and six months ended December 31, 1999, as compared to $16.8 million and $34.3 million for the same periods in FY99. The increase in DoJ revenue for the quarter and six months was offset by lower revenue from the Federal Aviation Administration ("FAA") due to lower equipment orders as the FAA has concentrated on other initiatives.

Commercial revenue increased slightly for the quarter and by 5%, or $1.6 million, for the first six months, respectively, over the same periods a year ago. This was primarily due to unusually slow growth in systems integration task orders as consumers focused on year 2000 issues.

Revenue from state and local governments more than doubled in the second quarter and first half of FY00 as compared to the same periods a year ago. Revenue for the quarter increased to $11.2 million, up $6.4 million from the same quarter a year ago. For the six months, revenue increased to $20.5 million, up $11.6 million from the same period a year ago. Continued demand for Year 2000 renovation services accounted for approximately 41% and 54% of the total growth in the three and six month periods, respectively. The remaining growth in revenue came from the expansion of systems integration services into new state and local agencies.

The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the quarter and six months ended December 31, 1999 and December 31, 1998, respectively.

	Dollar Amount (in thousands)					Percentage of Revenue

	Second Quarter		First Six Months			Second Quarter		First Six Months

	FY00	FY99	FY00	FY99	FY00	FY99	FY00		FY99

Revenue	$121,071	$101,758	$239,760	$191,704	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Direct costs	71,516	58,733	141,257	109,713	59.1%	57.7%	58.9%	57.2%
Indirect costs & selling expenses	38,590	33,679	77,079	64,827	31.9%	33.1%	32.2%	33.9%
Depreciation & amortization	1,880	1,846	3,740	3,509	1.6%	1.8%	1.6%	1.8%
Goodwill amortization	915	766	1,829	1,394	0.7%	0.8%	0.7%	0.7%

Total operating expenses	112,901	95,024	223,905	179,443	93.3%	93.4%	93.4%	93.6%

Operating income	8,170	6,734	15,855	12,261	6.7%	6.6%	6.6%	6.4%
Interest expense	1,046	972	2,156	1,468	0.8%	0.9%	0.9%	0.8%

Earnings before income taxes	7,124	5,762	13,699	10,793	5.9%	5.7%	5.7%	5.6%
Income taxes	2,779	2,170	5,343	4,044	2.3%	2.2%	2.2%	2.1%

Income from continuing operations	4,345	3,592	8,356	6,749	3.6%	3.5%	3.5%	3.5%

Discontinued operations
Loss from operations of discontinued COMNET products business	(125)	(230)	(320)	(248)	(0.1%	) (0.2%	) (0.1%	) (0.1%	)

Gain of disposal of COMNET products business	21,134	-	21,134	-	17.4%	-	8.8%	-

Net Income	$25,354	$3,362	$29,170	$6,501	20.9%	3.3%	12.2%	3.4%

Operating Income. Operating income increased 21% and 29% for the quarter and six months ended December 31, 1999 as compared to the same periods a year ago. This is due to the 19% and 25% growth in revenue for the second quarter and first half of FY00, respectively, along with the Company's ability to control its indirect costs and selling expenses.

As percentage of revenue, direct costs for the second quarter and first half of FY00 have increased 1.4% and 1.7%, respectively, as compared to the same periods a year ago. Direct costs include direct labor and other direct costs such as equipment purchases, subcontractor costs and travel expenses. The largest component of direct costs, direct labor, was $34.5 million and $29.8 million for the second quarter of FY00 and FY99, respectively. For the six months ended December 31, 1999 and 1998, direct labor was $68.9 million and $56.7 million, respectively. Other direct costs were $37.0 million and $28.9 million for the second quarters of FY00 and FY99, respectively, and $72.4 million versus $53.0 million for the first six months of FY00 and FY99, respectively. Other direct costs have grown at a more rapid pace as the Company has a higher number of contracts with an increased level of such costs. The most notable increase have come from contracts with DoJ, Boeing, several state and local customers, and from contracts obtained through the acquisition of QuesTech.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary costs, most of which are highly variable. As a percentage of revenue, indirect costs have decreased due to the impact of higher other direct costs on revenue for the quarter and first six months of FY00 and the Company's ability of contain indirect costs.

Depreciation and amortization expense increased slightly in the second quarter and by $231 thousand in the first half of FY00, as compared to the same periods a year ago, primarily due to the acquisition of QuesTech.

Goodwill amortization expense has increased $149 thousand for the second quarter and $435 thousand for the first half of FY00 as compared to the same periods a year ago due primarily to the acquisition of QuesTech in the prior fiscal year.

Interest Expense. Interest expense increased slightly for the second quarter and by $0.7 million for the first six months of FY00 as compared to the same periods in FY99. For the first six months of FY00 average borrowings were $65.3 million through mid-December, at which time $37 million of the proceeds from the sale of the COMNET products business were used to pay down the line of credit. For the first six months of FY99, average borrowings were $45 million. In the second quarter of FY00, average borrowings were $65.2 million, up slightly from the prior year quarter when the Company borrowed $42 million for the acquisition of QuesTech and average borrowings increased to $60 million.

Income Taxes. The effective income tax rate for both the quarter and six months ended December 31, 1999 was 39.0% as compared to 37.7% and 37.4% for the quarter and six months ended December 31, 1998, respectively. The increase for both periods is due to the impact of non-deductible goodwill amortization from the QuesTech acquisition.

Liquidity and Capital Resources

Historically, the Company's positive cash flow from operations and available credit facilities provided adequate liquidity and working capital to fully fund the Company's operational needs and support the acquisition activities. Working capital was $64.6 million and $66.7 million as of December 31, 1999 and June 30, 1999, respectively. The decrease in working capital in the first six months of FY00 is attributable to the tax impact of the sale of the COMNET products business. Operating activities used cash of $2.4 million for the six months of FY00 as compared to FY99 when operating activities used cash of $2.3 million. This slight increase in cash used by operating activities since the prior year is primarily due to cash payments related to higher other direct costs as well as growth in receivables resulting from the 25% growth in revenue for the first six months of FY00 as compared to the same period of FY99.

The Company generated $31.2 million in cash from investing activities for the six months ended December 31, 1999 versus using $47.8 million for the same period a year ago. The cash used in FY99 was primarily due to the acquisitions of QuesTech of $41.6 million and of IDS for $2.6 million. The cash generated in FY00 is due to the sale of COMNET products business for $37.0 million in cash offset by purchases of property and equipment.

The Company used the sales proceeds from the COMNET products business to pay down its line of credit. In FY99, the Company financed its investing activities from operating cash flows and from a net increase in borrowings of $47.6 million under its line of credit.

The Company maintains a five-year unsecured revolving line of credit which expires on June 19, 2003. The agreement permits borrowings of up to $125 million with annual sublimits on amounts borrowed for acquisitions. The Company also maintains a 500,000 pound sterling unsecured line of credit in London, England, which expires in November 2000. At December 31, 1999, the Company had approximately $99.6 million available for borrowings under its lines of credit.

The Company believes that the combination of internally generated funds, available bank borrowings and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

Year 2000

In Form 10-Q for the quarter ended September 30, 1999, filed with the Securities and Exchange Commission, the Company reported that it had achieved material compliance with its multi-dimensional compliance program. To date, the Company has not experienced any significant disruptions in any aspect of its operations. The Company continues to monitor its infrastructure, its products offered, an its critical business partners to ensure continued success. The Company has not incurred any material expenditures in addition to those already reported in its prior filing and does not anticipate any significant future costs related to maintaining its Year 2000 compliance.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

CACI, INC.-FEDERAL v. Arizona Department of Transportation

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Report on Form 10-Q for the quarter ended September 30, 1999 for the most recently filed information concerning the lawsuit filed on June 25, 1996, by CACI, INC.-FEDERAL ("CACI"), the Registrant's wholly-owned subsidiary, in Superior Court for Maricopa County, Arizona, against the Arizona Department of Transportation ("ADOT"). This suit seeks the following: (i) a declaratory judgment that the disputes procedures mandated by the Arizona Procurement Code is unconstitutional; (ii) a declaratory judgment that ADOT cannot assert claims against CACI under the mandated disputes procedure; (iii) a declaratory judgment that ADOT is not entitled to recover consequential damages in connection with the dispute; (iv) $2,938,990 plus interest in breach of contract damages; (v) the return of CACI's property seized by ADOT in connection with the termination of the contract; and (vi) lawyers' fees. ADOT has counterclaimed, seeking in excess of $100 million in damages allegedly caused by CACI's breach of contract.

Since the filing of Registrant's report indicated above, the parties have reached an agreement to settle the case and are now engaged in producing settlement documentation.

John Chrysogelos v. V. L. Salvatori, et al

In the fall of 1999, an action styled John Chrysogelos v. V. L. Salvatori, et al C.A. 17408NC was filed in the Chancery Court for the State of Delaware setting forth both class and derivative claims alleging that the Registrant's Directors breached their fiduciary and other duties to the Registrant and it's stockholders by (i) adopting by-law amendments specifying procedures for stockholder actions by consent and calling of special meetings; and, (ii) failing to evaluate and fairly respond to a premium cash offer to purchase the stock of the Registrant.

The Defendant's Motion to Dismiss is pending.

Parsow Partnership, Ltd., et al v J. P. London, et al

In November, 1999, an action styled Parsow Partnership, Ltd., et. al. v J. P. London, et al, CA No. 99-770, was filed in the United States District Court for the District of Delaware alleging that the board of Directors and senior management of the Registrant had solicited proxies in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) and Rule 14a-9 promulgated thereunder.

On December 8, 1999, the Defendants filed their Answer and Counterclaim denying the substantive allegations of the Complaint, and claiming that the Plaintiffs violated Sections 14(a) and 20(a) of the Exchange Act and Rules 14a-2(b)(2) and 14a-9 promulgated thereunder by soliciting the proxies from more than ten (10) stockholders and by making false and misleading statements in the solicitation of proxies.

Item 4.      Submission of Matters to a Vote of Security Holders

On November 9, 1999, the Company held its Annual meeting of Stockholders. At the meeting all management nominees were elected to serve as directors and the appointment of Deloitte & Touche, LLP as independent auditors for the current fiscal year was ratified. The results of the meeting were reported in a news release dated December 9, 1999.

Item 5. Other Information

Forward Looking Statements

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions; changes in interest rates; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects in the event of a priority need for funds; government contract procurement (such as bid protest) and termination risks; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees; our ability to complete acquisitions and/or divestitures appropriate to achievement of our strategic plans; Year 2000 issues, particularly as they concern the cost of litigation and potential legal liability associated with products, systems and services which are no longer under warranty or maintenance obligations; material changes in laws or regulations applicable to our businesses; our own ability to achieve the objectives of near term or long range business plans; and other risks described in the Company's Securities and Exchange Commission filings.

Item 6. Exhibits and Reports on Form 8-K

The Registrant filed a Current Report on Form 8-K on November 15, 1999, in which the Registrant reported that it had executed a letter of intent to sell its COMNET products business to Compuware Corporation.

The Registrant filed a Current Report on Form 8-K on November 16, 1999, in which the Registrant reported that it had executed a letter of intent to acquire all of the outstanding shares of XEN Corporation.

The Registrant filed a Current Report on Form 8-K on December 20, 1999, in which the Registrant reported that it had completed the sale of its COMNET products business to Compuware Corporation.

CACI INTERNATIONAL INC AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit Number	Title

11	Computation of Basic and Diluted Earnings Per Share

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CACI International Inc (Registrant)

Date:	February 11, 2000	By:	/s/

Dr. J.P. London Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 11, 2000	By:	/s/

Stephen L. Waechter Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)