Form 10-Q
period 2000-03-31
CACI INTERNATIONAL INC /DE/
filed 2000-05-15
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2000: CACI International Inc Common Stock, $0.10 par value, 11,447,307 shares.

CACI INTERNATIONAL INC AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999

Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2000 and 1999

Condensed Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and June 30, 1999

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2000 and 1999

Unaudited Consolidated Financial Statements of Comprehensive Income for the Three and Nine Months Ended March 31, 2000 and 1999

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Item 5.	Forward Looking Statements

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

INDEX TO EXHIBITS

PART 1

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended March 31,

	2000	1999

Revenues	$122,112	$117,766

Costs and expenses
Direct costs	70,751	70,096
Indirect costs and selling expenses	40,572	37,526
Depreciation and amortization	2,066	1,894
Goodwill amortization	938	915

Total operating expenses	114,327	110,431

Operating income	7,785	7.335
Interest expense	539	1,160

Income before income taxes	7,246	6,175
Income taxes	2,827	2,465

Income from continuing operations	4,419	3,710

Discontinued operations
Loss from operations of discontinued COMNET products business (less applicable income tax benefit of $0 and $87, respectively)	-	(137)

Net income	$4,419	$3,573

Basic earnings per share
Income from continuing operations	$0.39	$0.34

Loss from discontinued operations of COMNET products business	-	(0.01)

Net Income	0.39	0.33

Average shares outstanding	11,428	10,892

Diluted earnings per share

Income from continuing operations	$0.38	$0.33
Loss from discontinued operations of COMNET products business	-	(0.01)

Net Income	$0.38	$0.32

Average shares and equivalent shares outstanding	11,693	11,211

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Nine Months Ended March 31,

	2000	1999

Revenues	$361,871	$309,470

Costs and expenses
Direct costs	212,008	179,809
Indirect costs and selling expenses	117,651	102,353
Depreciation and amortization	5,806	5,403
Goodwill amortization	2,767	2,309

Total operating expenses	338,232	289,874

Operating income	23,639	19,596
Interest expense	2,695	2,628

Income before income taxes	20,944	16,968
Income taxes	8,170	6,510

Income from continuing operations	12,774	10,458

Discontinued operations
Loss from operations of discontinued COMNET products business (less applicable income tax benefit of $280 and $246, respectively)	(320)	(384)
Gain on disposal of COMNET products business including provision of $118 for operating losses during phase-out period (less applicable income taxes of $13,512)	21,134	-

Net income	$33,588	$10,074

Basic earnings per share

Income from continuing operations	$1.14	$0.96
Loss from discontinued operations of COMNET products business	(0.03)	(0.04)
Gain on disposal of COMNET product business	1.88	-

Net income	$2.99	$0.93

Average shares outstanding	11,242	10,875

Diluted earnings per share

Income from continuing operations	$1.11	$0.93
Loss from discontinued operations of COMNET products business	(0.03)	(0.03)
Gain on disposal of COMNET products business	1.83	-

Net income	$2.91	$0.90

Average shares and equivalent shares outstanding	11,530	11,203

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2000 (Unaudited)	June 30, 1999

ASSETS

Current assets
Cash and equivalents	$14,402	$2,403
Accounts receivable:
Billed	110,285	99,681
Unbilled	8,762	12,264

Total accounts receivable	119,047	111,945

Income taxes receivable	-	948
Deferred income taxes	-	198
Deferred contracts costs	1,556	1,543
Prepaid expenses and other	4,121	5,437

Total current assets	139,126	122,474

Property and equipment, net	16,226	13,762

Accounts receivable, long term	7,381	7,036
Goodwill	67,461	67,767
Other assets	10,270	6,266
Deferred contract costs, long-term	344	989
Deferred income taxes	3,899	3,418

Total assets	$244,707	$221,712

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$28,085	$32,851
Accrued compensation and benefits	20,116	21,034
Income taxes payable	3,526	-
Deferred income taxes	5,612	1,593

Total current liabilities	57,339	55,748

Note payable, long-term	44,467	62,069
Deferred rent expenses	771	720
Deferred income taxes	131	138
Other long-term obligations	3,832	4,100

Shareholders' equity
Common stock - $.10 par value, 40,000,000 shares authorized, 14,995,000 and 14,499,000 shares issued	1,500	1,450
Capital in excess of par	19,518	13,932
Retained earnings	132,173	98,585
Cumulative currency translation adjustments	(1,362)	(1,368)
Treasury stock, at cost (3,526,000 shares)	(13,662)	(13,662)

Total shareholders' equity	138,167	98,937

Total liabilities & shareholders' equity	$244,707	$221,712

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended March 31,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,588	$10,074
Reconciliation of net income to net cash provided by (used in) operating activities
Depreciation and amortization	8,573	7,928
Provision for deferred income taxes	3,537	(72)
Loss (gain) on sale of property and equipment	-	30
Gain from sale of COMNET product division	(21,252)	-

Changes in operating assets and liabilities
Accounts receivable	(7,199)	(7,250)
Prepaid expenses and other assets	586	(774)
Deferred contract costs	632	401
Accounts payable and accrued expenses	(5,151)	667
Accrued compensation and benefits	(3,614)	1,452
Other long-term obligations	(268)	(439)
Deferred rent expense	230	(386)
Income taxes payable	(9,194)	(2,686)

Net cash provided by operating activities	468	8,945

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment	(7,647)	(5,265)
Purchase of businesses	(3,996)	(44,291)
Proceeds from the sale of business	37,000	-
Proceeds from the sale of property and equipment	-	9
Capitalized software cost and other	(1,755)	(491)

Net cash provided by (used in) investing activities	23,602	(50,038)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds under line-of-credit	138,103	158,379
Payments under line-of-credit	(155,705)	(119,179)
Proceeds from stock options	6,454	774
Payment for exercise of reload options	(819)	-

Net cash (used in) provided by financing activities	(11,967)	39,974

Effect of changes in currency rates on cash and equivalents	(104)	(26)

Net increase (decrease) in cash and equivalents	11,999	(1,145)
Cash and equivalents, beginning of period	2,403	2,081

Cash and equivalents, end of period	$14,402	$936

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for income taxes, net	$12,532	$8,783

Interest paid during the period	$2,878	$2,172

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2000	1999	2000	1999

Net income	$4,419	$3,573	$33,588	$10,074

Currency translation adjustment	(318)	(660)	6	(775)

Comprehensive income	$4,101	$2,913	$33,594	$9,299

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

B.     Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of $2,153,000 and $3,050,000 at March 31, 2000 and June 30, 1999, respectively. Accounts receivable are classified as follows:

(dollars in thousands)	March 31, 2000	June 30, 1999

Billed receivables
Billed receivables	$96,823	$88,918
Billable receivables at end of period	13,462	10,763

Total billed receivables	110,285	99,681

Unbilled receivables
Unbilled pending receipt of contractual documents authorizing billing	8,713	12,172
Unbilled retainages and fee withholds expected to be billed within the next 12 months	49	92
	8,762	12,264

Unbilled retainages and fee withholds expected to be billed beyond the next 12 months	7,381	7,036

Total unbilled receivables	16,143	19,300

Total accounts receivable	$126,428	$118,981

C.     Discontinued Operations

On November 2, 1999, the Company executed a letter of intent to sell its COMNET products business to Compuware Corporation. On December 15, 1999, the Company completed the sale of the net assets of the COMNET products business for $37 million in cash and $3 million in escrow to be received one year from the settlement date. This resulted in a net after tax gain for the Company of $21.1 million. Included in the gain was a net after tax loss from discontinued operations of $118 thousand for the period from November 3, 1999 to December 15, 1999. The consolidated statements of operations for prior periods have been restated for consistent presentation of discontinued operations.

D.     Acquisitions

On February 1, 2000, the Company completed its acquisition of all the common stock of XEN Corporation ("XEN") for $7.89 per share in cash. The total purchase price was $4,258,500. XEN specializes in providing quality systems engineering, engineering design, distance learning, training development, multimedia support, electronic commerce, and data security services to national intelligence organizations, the Department of Defense, and the U.S. Navy. The transaction was funded through borrowings under the Company's existing line of credit with a group of banks. XEN, which has approximately 70 employees, is operated as a wholly-owned subsidiary of CACI Technologies, Inc., a wholly-owned subsidiary of the Registrant. The operations of the new subsidiary will be fully integrated into the Company to achieve the full benefit of the merger for customers and shareholders. XEN's revenues for its fiscal year ended September 30, 1999 were $8.5 million. The transaction has been recorded using the purchase method of accounting. Approximately $2.5 million of the purchase consideration has been allocated to goodwill based upon the excess of the purchase price over the estimated fair value of net assets acquired, and will be amortized over 15 years. The primary purchase price allocation may change during the year ending June 30, 2000, as additional information concerning the net asset valuation is obtained. XEN contributed $1.4 million of revenue for the period from February 1, 2000 to March 31, 2000.

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

E.     Business Segment Information

The Company reports financial data in two segments: Information Systems Group ("ISG") and Marketing Systems Group ("MSG"). Operating results for the segments are as follows:

(dollars in thousands)	ISG	MSG	Other	Total

Quarter Ended March 31, 2000
Revenue from external customers	$110,865	$11,247	$-	$122,112
Pre-tax income (loss) from continuing operations	6,964	1,166	(884)	7,246

Quarter Ended March 31, 1999
Revenue from external customers	$106,909	$10,857	$-	$117,766
Pre-tax income (loss) from continuing operations	5,872	998	(695)	6,175

Nine Months Ended March 31, 2000
Revenue from external customers	$327,872	$33,999	$-	$361,871
Pre-tax income (loss) from continuing operations	19,811	3,629	(2,496)	20,944

Nine Months Ended March 31, 1999
Revenue from external customers	$276,913	$32,557	$-	$309,470
Pre-tax income (loss) from continuing operations	16,189	2,816	(2,037)	16,968

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

G.     Subsequent Event

On April 1, 2000 the Company purchased substantially all of the assets of Century Technologies, Incorporated (CENTECH). The total purchase price was $7,668,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations For the Three and Nine Months Ended March 31, 2000 and 1999.

Revenues.    The table below sets forth the customer mix in revenues with related percentages of total revenues for the three and nine months ended on March 31, 2000 (FY00) and March 31, 1999 (FY99), respectively:

(dollars in thousands)	Third Quarter				First Nine Months

	FY00		FY99		FY00		FY99

Department of Defense	$61,105	50.0%	$61,745	52.4%	$183,694	50.8%	$152,167	49.2%
Federal Civilian Agencies	37,725	30.9%	34,357	29.2%	101,571	28.1%	95,583	30.9%
Commercial	16,244	13.3%	16,174	13.7%	49,097	13.6%	47,387	15.3%
State & Local Governments	7,038	5.8%	5,491	4.7%	27,509	7.5%	14,333	4.6%

Total	$122,112	100.0%	$117,767	100.0%	$361,871	100.0%	$309,470	100.0%

For the three months and nine months ended March 31, 2000, the Company's total revenue increased by 3.7%, or $4.4 million, and by 16.9%, or $52.4 million, respectively, over the same periods last year. Approximately $2.9 million, or 67.7% of the three month increase, and $19.7 million, or 37.5% of the nine month increase, was achieved through internal growth for the quarter and nine month ended March 31, 2000, respectively, over the same periods a year ago. The remaining increases of $1.5 million for three month and $32.7 million for the nine month of FY00, respectively, as compared to FY99 were primarily the result of the Company acquiring all of the issued and outstanding common stock of XEN Corporation ("XEN") on February 1, 2000 and QuesTech, Inc. ("QuesTech") on November 13, 1998.

Department of Defense revenue remained flat for the quarter and increased 20.7%, or $31.5 million, for the first nine month. The QuesTech acquisition accounted for the majority of the growth for the nine month period.

Revenue from Federal Civilian agencies increased 9.8%, or $3.4 million, and 6.3%, or $6 million, for the quarter and first nine months of FY00 as compared to the same periods a year ago. Approximately 54.6% of Federal Civilian agency revenue is derived from the Department of Justice ("DoJ") in providing litigation support services and in developing an automated debt collection system. Revenue for DoJ was $18.6 million and $55.4 million for the quarter and nine months ended March 31, 2000, as compared to $19.2 million and $52.1 million for the same periods in FY99.

Commercial revenue increased slightly for the quarter and by 3.6%, or $1.7 million, for the first nine months, as compared to the same period a year ago. This was primarily due to unusually slow growth in systems integration task orders as consumers focused on year 2000 issues.

Revenue from state and local governments increased by 28.2%, or $1.5 million, and 91.9%, or $13.2 million, for the quarter and nine months ended March 31, 2000, respectively, over the same periods a year ago. The growth from this area is primarily attributable to higher levels of systems integration work.

The following table sets forth the relative percentage that certain items of expense and earnings bear to revenues for the quarter and nine months ended March 31, 2000 and March 31, 1999, respectively.

	Dollar Amount (in thousands)				Percentage of Revenue

	Third Quarter		Nine Months		Third Quarter			Nine Months
	FY00	FY99	FY00	FY99	FY00	FY99		FY00		FY99

Revenues	$122,112	$117,766	$361,871	$309,470	100.0%	100.0%		100.0%		100.0%

Costs and expenses:
Direct costs	70,751	70,096	212,008	179,809	57.9%	59.5%		58.6%		58.1%
Indirect costs & selling expenses	40,572	37,526	117,651	102,353	33.2%	31.9%		32.5%		33.1%
Depreciation & amortization	2,066	1,894	5,806	5,403	1.7%	1.6%		1.6%		1.8%
Goodwill amortization	938	915	2,767	2,309	0.8%	0.8%		0.8%		0.7%

Total operating expenses	114,327	110,431	338,232	289,874	93.6%	93.8%		93.5%		93.7%

Income from operations	7,785	7,335	23,639	19,596	6.4%	6.2%		6.5%		6.3%
Interest expense	539	1,160	2,695	2,628	0.5%	1.0%		0.7%		0.8%

Earnings before income taxes	7,246	6,175	20,944	16,968	5.9%	5.2%		5.8%		5.5%
Income taxes	2,827	2,465	8,170	6,510	2.3%	2.1%		2.3%		2.1%

Income from continuing operations	4,419	3,710	12,774	10,458	3.6%	3.1%		3.5%		3.4%

Discontinued operations
Loss from operations of discontinued COMNET products business	-	(137)	(320)	(384)	-	(0.1%	)	(0.1%	)	(0.1%	)

Gain on disposal of COMNET products business	-	-	21,134	-	-	-		5.8%		-

Net Income	$4,419	$3,573	$33,588	$10,074	3.6%	3.0%		9.2%		3.3%

Operating Income. Operating income increased 6.1% and 20.6% for the quarter and nine months ended March 31, 2000, as compared to the same periods a year ago. This is due to the 3.7% and 16.9% growth in revenue for the three and nine months of FY00, respectively, along with the Company's continued ability to control its indirect cost and selling expenses.

As percentage of revenue, direct costs remained flat as compared to the same period a year ago. Direct costs include direct labor and other direct costs such as equipment purchases, subcontractor costs and travel expenses. The largest component of direct costs, direct labor, was $37.4 million and $34.2 million for the third quarter of FY00 and FY99, respectively. For the nine months ended March 31, 2000 and 1999, direct labor was respectively, $106.3 million and $91 million. Other direct costs were slightly down in the quarter as compared to the prior year and up 19.1%, or $16.9 million, through the first nine months of FY00 as compared to FY99.

Indirect costs and selling expenses include fringe benefits, marketing, and bid and proposal costs, indirect labor, and other discretionary costs, most of which are highly variable. As a percentage of revenue, indirect costs have remained relatively flat for the quarter and nine months ended for FY00 as compared to FY99.

Depreciation and amortization expense increased by $172 thousand and $403 thousand as compared to last year over the same periods. This growth was primarily due to investments in facility costs.

Goodwill amortization expense has increased slightly in the third quarter and by $458 thousand in the first nine months of FY00 as compared to the same periods a year ago, due primarily to the acquisition of QuesTech in the prior fiscal year.

Interest Expense. Interest expense decreased $621 thousand for the third quarter and increased slightly for the first nine months of FY00 as compared to the same periods in FY99. The decrease for the quarter was due primarily to the pay down of the Company's line of credit from the proceeds on the sale of the COMNET products business. For the first nine months of FY00, average borrowings were $52.2 million versus $55.3 million for the first nine months of FY99. In the third quarter of FY00, average borrowings were $28.5 million as compared to $75.1 million for FY99. This lower borrowings were due primarily from the sale proceeds as mentioned above, along with increased efforts on cash collections.

Income Taxes. The effective income tax rate for both the quarter and nine months ended March 31, 2000 was 39.0% as compared to 39.9% and 38.4% for the quarter and nine months ended March 31, 2000.

Liquidity and Capital Resources

Historically, the Company's positive cash flow from operations and available credit facilities provided adequate liquidity and working capital to fully fund the Company's operational needs and support the acquisition activities. Working capital was $81.7 million and $66.7 million as of March 31, 2000 and June 30, 1999, respectively. The increase in working capital in the first nine months is attributable to the Company drawing down the line of credit at March 31, 2000, which will be used for acquisition purposes (see subsequent events). There were also higher accounts receivables which were generated from increased revenues. Operating activities provided cash in the amount of $468 thousand for the nine months of FY00 as compared to FY99, when operating activities provided cash of $8.9 million. The decrease in cash provided by operating activities is due to $12.5 million of income tax payments in the nine month period of FY00 as compared to $8.8 million of income tax payments in FY99. In addition, the decrease is due to cash payments related to higher other direct costs resulting from the 16.9% growth in revenues for the first nine months of FY00 as compared to FY99.

The Company used the proceeds from the sale of the COMNET product business to pay down its line of credit. In FY99, the Company financed its investing activities from operating cash flows and from a net increase in borrowings of $39.2 million under its line of credit.

The Company generated $23.6 million in cash from investing activities for the nine months ended March 31, 2000 versus using $50 million for the same period a year ago. The cash used in FY99 was primarily due to the acquisitions of QuesTech for $41.6 million and of Information Decision Systems for $2.6 million. The cash generated in FY00 is due to the sale of the COMNET products business for $40 million, of which $3 million is held in escrow, net of the purchase of the XEN Corporation of $4.3 million and purchases of property and equipment of $7.6 million.

The Company maintains a five-year unsecured revolving line of credit which expires on June 19, 2003. The agreement permits borrowings of up to $125 million with annual sublimits on amounts borrowed for acquisitions. The Company also maintains a 500,000 pound sterling unsecured line of credit in London, England, which expires in November 2000. At March 31, 2000, the Company had approximately $81.3 million available for borrowings under its lines of credit.

The Company believes that the combination of internally generated funds, available bank borrowings and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

Year 2000

In its quarterly report to the Securities and Exchange Commission for the quarter ended December 31, 1999, the Company reported that it had achieved material compliance with its multi-dimensional compliance program. To date, the Company has not experienced any significant disruptions in any aspect of its operations. The Company continues to monitor its infrastructure, its products offered, and its critical business partners to ensure continued success. The Company has not incurred any material expenditures in addition to those already reported in its prior filing and does not anticipate any significant future costs related to maintaining its Year 2000 compliance.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

CACI, INC.-FEDERAL v. Arizona Department of Transportation

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Report on Form 10-Q for the quarter ended December 31, 1999 for the most recently filed information concerning the lawsuit filed on June 25, 1996, by CACI, INC. - FEDERAL ("CACI"), the Registrant's wholly-owned subsidiary, in Superior Court for Maricopa County, Arizona, against the Arizona Department of Transportation ("ADOT"). This suit seeks the following: (i) a declaratory judgment that the disputes procedures mandated by the Arizona Procurement Code is unconstitutional; (ii) a declaratory judgment that ADOT cannot assert claims against CACI under the mandated disputes procedure; (iii) a declaratory judgment that ADOT is not entitled to recover consequential damages in connection with the dispute; (iv) $2,938,990 plus interest in breach of contract damages; (v) the return of CACI's property seized by ADOT in connection with the termination of the contract; and (vi) lawyers' fees. ADOT has counterclaimed, seeking in excess of $100 million in damages allegedly caused by CACI's breach of contract.

Since the filing of Registrant's report indicated above, final settlement documentation has been distributed to the parties for signature. The settlement will have no adverse financial or legal consequences to CACI.

John Chrysogelos v. V. L. Salvatori, et al

In the fall of 1999, an action styled John Chrysogelos v. V. L. Salvatori, et al C.A. 17408NC, was filed in the Chancery Court for the State of Delaware setting forth both class and derivative claims alleging that the Registrant's Directors breached their fiduciary and other duties to the Registrant and its stockholders by (i) adopting by-law amendments specifying procedures for stockholder actions by consent and calling of special meetings; and, (ii) failing to evaluate and fairly respond to a premium cash offer to purchase the stock of the Registrant.

Since the filing of the Registrant's Report on Form 10-Q for the quarter ended December 31, 1999, there has been no change in the status of the litigation.

Parsow Partnership, Ltd., et al v. J. P. London, et al

In November, 1999, an action styled Parsow Partnership, Ltd., et. al. v J. P. London, et al, CA No. 99-770, was filed in the United States District Court for the District of Delaware alleging that the Board of Directors and senior management of the Registrant had solicited proxies in violation of Sections 14(a) and 20(2) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 14(a-9) promulgated thereunder.

On December 8, 1999, the Defendants filed their Answer and Counterclaim denying the substantive allegations of the Complaint, and claiming that the Plaintiffs violated Sections 14(a) and 20(a) of the Exchange Act and Rules 14a-2(b)(2) and 14a-9 promulgated thereunder by soliciting the proxies from more than ten (10) stockholders and by making false and misleading statements in solicitation of proxies.

Since the filing of the Registrant's Report on Form 10-Q for the quarter ended December 31, 1999, the parties have been engaged in discovery.

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

Item 6.   Exhibits and Reports on Form 8-K

3.1	By-laws of the Registrant, as amended March 16, 2000.
  The Registrant filed a Current Report on Form 8-K on February 14, 2000, in which the Registrant reported that it had completed its acquisition of XEN Corporation.

  The Registrant filed a Current Report on Form 8-K on March 28, 2000, in which the Registrant reported that it would acquire substantially all of the assets of Century Technologies, Incorporated (CENTECH).

  The Registrant filed a Current Report on Form 8-K on April 3, 2000, in which the Registrant reported that it had completed its acquisition of substantially all of the assets of Century Technologies, Incorporated (CENTECH).

  The Registrant filed an amended Current Report on Form 8-K/A on April 17, 2000, in which the Registrant provided restated compiled financial statements for XEN Corporation for the fiscal year ended September 30, 1999, and pro forma financial information relative to the acquisition of XEN Corporation.

CACI INTERNATIONAL INC AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Title

3.1	By-laws of the Registrant, as amended March 16, 2000

11	Computation of Basic and Diluted Earnings Per Share

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc

Registrant

Date:	May 15, 2000	By:	/s/

Dr. J. P. London Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 15, 2000	By:	/s/

Stephen L. Waechter Chief Financial Officer and Treasurer, (Principal Financial Officer)