Form 10-K405
period 2000-06-30
CACI INTERNATIONAL INC /DE/
filed 2000-09-28
CIK 16058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2000

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 2000, was approximately $258,442,470.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of August 31, 2000: CACI International Inc Common Stock, $.10 par value, 11,486,332 shares.

Documents Incorporated by Reference

(1) The information relating to directors and officers contained in the proxy statement of the Registrant to be filed in connection with its 2000 Annual Meeting of Stockholders is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K.

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

Overview

CACI founded its business in 1962 in simulation technology, and has strategically diversified within the information technology ("IT") industry. With 2000 revenue of $490 million, CACI serves clients in major segments of government and commercial markets primarily throughout North America and Western Europe, delivering client solutions for systems integration, information assurance and security, reengineering, logistics and engineering support, electronic commerce ("e-commerce"), intelligent document management, debt management systems and services, litigation support systems and services, product data management, software development and reuse, telecommunications, simulation and planning, and demographics and customer data analysis. Many of the Company's client relationships have existed for five years or more.

The Company's service and value have enabled it not only to sustain high rates of repeat business and long-term client relationships, but also to compete effectively for new clients and new contracts. The Company is organized to seek competitive business opportunities and has designed its operations to support major programs through centralized business development and industry alliances. CACI has structured its new business development organization to respond to the competitive marketplace. The Company employs full-time marketing, sales, communications, and proposal development specialists who support Company marketing and sales activities.

The Company's primary markets -- both domestic and international -- are agencies of national governments, major corporations, state and local governments, and other business organizations. The market for CACI's information systems and advanced technology services is created by the complex systems and information environment in which clients operate and the continuous demand to stay current with emerging technology while increasing performance.

The Company operates through wholly-owned subsidiaries established to serve specific market segments or conduct business in specific geopolitical jurisdictions. The subsidiaries are primarily organized into the Information Systems Group and the Marketing Systems Group.

In CACI's Information Systems Group, systems integration solutions are applied throughout the federal and commercial arenas to improve organizational performance by enhancing system infrastructure through such activities as migrating legacy systems to more powerful or new environments such as the Internet, automating procurement, assuring security and accessibility of vital information, and reusing legacy software and data.

CACI provides e-commerce solutions -- including electronic purchasing and payment products and services -- to both public sector and private sector industries. Its complete suite of e-commerce products is available on a GSA schedule and provides a flexible and fully-featured configuration to enable easy management of purchases and contracts, as well as electronic management and payment of invoices.

CACI's RENovateSMmethodology combines tasks and methodologies to plan, integrate, and manage technology change - without losing existing investments in technology.

The Company offers services that enable clients to visualize the impact of proposed changes or new technologies before implementation. CACI's simulation offerings address client needs in the areas of military training and war-gaming exercises, air traffic control, logistics, manufacturing, wide area communications networks including satellites, land lines, local area computer networks, the study of business processes, and the design of distributed computer systems architectures.

The Company has generated commercial business from solutions built on CACI's thirty-three year history of logistics and engineering support for the Department of Defense ("DoD"). CACI's C·GATETM product data management system enables clients to standardize and improve the way they manage the life cycle of systems, products, and material assets, resulting in cost savings and increased productivity. C·GATETM solutions are often coupled with CACI's simulation and programming services to optimize complex supply chains to deliver advanced logistics planning solutions to the aerospace and defense industry.

The Company's intelligent document management solutions provide a range of enabling technologies that facilitate the management of large document collections and allow organizations to achieve higher operational efficiencies and mission effectiveness. The enabling technologies include Internet-based user interfaces; integration of commercial off-the-shelf software, mass storage architectures, data warehousing and data mining, and work flow management design and implementation. CACI provides intelligent document management systems and related litigation support services to the Department of Justice ("DoJ"), the U.S. Navy, the U.S. Army, other federal agencies, and commercial clients.

CACI's major operating subsidiary in Europe, CACI Limited, is headquartered in London, England, and operates primarily in support of CACI's information systems and marketing systems lines of business in the U.K.

With locations in the U.S. and U.K., the Marketing Systems Group offers marketing systems software and database products, targeted to clients who need systems and analysis for retail sales of consumer products, direct marketing campaigns, franchise or branch site location projects, and similar requirements.

At June 30, 2000, CACI employed approximately 4,800 people. This total includes 527 part-time employees. The corporation currently operates from its headquarters at Three Ballston Plaza, 1100 N. Glebe Road, Arlington, Virginia. CACI has operating offices and facilities in over 73 other locations throughout the U.S. and Western Europe.

General Description of CACI Systems, Technologies and Products

Representative systems applications, services and products include:

Asset management systems and services
Customer database management systems
Debt management systems and services
Electronic commerce and automated purchasing and payment systems and services
Information management systems
Intelligent document management systems and services
Litigation support services
Logistics and engineering support services and products, computer-aided logistics/data information systems
Marketing data, demographic information systems and services, site location planning and analysis systems
Network services, information assurance/security, and telecommunications network services
Product data and supply chain management
Records management systems and services
Simulation and modeling products and services
Software development and reuse
Systems and process reengineering
Systems integration
State motor vehicle registration and related management information systems
Weapons systems/equipment configuration management systems
World Wide Web integration; web hosting and application management services

CACI products are installed in numerous locations worldwide, and many are designed to run on a variety of commercially available computers. Representative CACI software and marketing systems include:

  Performance Prediction Technology:

  SIMSCRIPT II.5® Simulation Programming Language. A language designed especially for analysts to build computer-based representations ("models") of complex activities, e.g., airways and airport traffic; maintenance procedures for fleets of ships; warfare studies of military equipment and tactics; and communications networks.

  SIMPROCESS® III Object-oriented Analytical Simulation Software. A prototyping tool for business process reengineering that enables managers to model a current business process, then explore alternative approaches before implementation.

    Marketing Data and Information Products:

  InSiteTM Marketing and Demographics Information System. PC-based geodemographics information system combining software, data and mapping capabilities to enable planners to study markets to help determine the location of retail outlets, branch networks, sales territories, potential customers, and competitors.

  ACORNSM(A Classification of Residential Neighborhoods) Classification System. A system that classifies consumers according to the type of residential area in which they live, used to identify the prime prospects for all types of consumer goods and services.

  AnaDataTM Database Marketing System. A database marketing system that enables companies to analyze their customers by product holding and usage for the purpose of cross-selling other products and services.

  eTypesTM Classification System. A system that analyzes consumers according to their likely Internet activities and further identifies those behaviors based on distinguishing demographic and lifestyle attributes.

e@nalysis® e-Commerce Market Research Services. A marketing resource to analyze Internet use to enable clients to customize target and promotional distributions.
Map Data TM Electronic Mapping Software. PC-based software on CD-ROM that provides electronic maps for all major U.S. roads to form a seamless national network.
PayCheck TM Household Income System. A system that analyzes consumers according to their likely income.
people*UKTM Classification System. A system that analyzes actual, individual consumers as to the types of goods and services that they are likely to buy.
StreetValue® Property Valuation System. A proprietary database that provides accurate property valuations for small geographic areas in the U.K. as well as housing types and other information.
CACI Lifestyles*UK® Database. An extensive database of U.K. consumers showing likely lifestyles and purchasing behavior.
UpFront® Graphical Interface Software. A graphical user interface that enables software to be used in an object-oriented manner.

  SITE® Demographic Information Software and Reports. Detailed demographic and applied market research database services for any geographic area, such as county, zip code, TV broadcast area, congressional district, or retail trade area.

  Electronic Commerce Products:
ComprizonTM.Buy Automated Contracting System. A commercial off-the-shelf system that provides clients an automated, cost effective way to complete procurement activities and improve productivity.
QuickBid® Automated Bid/Contracting System. A World Wide Web-based value-added network that allows electronic identification of and competition for U.S. Government business.
SACONS® Automated Contracting System. A commercial off-the-shelf system that provides clients an automated, cost effective way to complete procurement activities and improve productivity.

  Product Data Management and Supply Chain Management:

  ACIM (Availability Centered Inventory Model) Inventory Management System. A marginal cost inventory model designed to optimize expensive service part inventory across multiple levels of repair and geographically disbursed distribution centers to obtain the minimum investment consistent with a desired customer service.

  C·GATE TM Product Data and Configuration Management System. A system tailored to the requirements of the aerospace and defense industry which enables firms and government agencies to simultaneously manage configuration and distribute product data across their enterprises, without respect to geographic or organizational boundaries.

  Imaging and Document Management Products:

  ADIISTM Document Imaging Software System. A flexible automated document conversion and workflow management system that includes advanced imaging, optical character recognition, indexing, document retrieval and work process management.

  U.S. Government Agencies

  CACI offers its entire range of information systems, technical services and proprietary products to defense and civilian agencies of the U.S. Government. These activities require CACI's expert knowledge of agency policies and operations. These assignments may combine a wide range of CACI's skills in information systems, systems engineering, telecommunications, logistics sciences, information assurance and security, weapons systems, simulation, automated document management, litigation support and debt management. CACI also contracts with other national governments.

  State and Local Governments

  CACI is a leader in the supply of automated information systems for state government management of vehicle registration, licensing and wheeled vehicle revenue support, and for local government management of false alarm billing systems and housing registration systems. The Company also offers its software and systems integration services and its e-commerce solutions to this market segment.

  Major Corporations

  CACI's commercial market base consists primarily of large corporations (nominally characterized as the "Fortune 1000"). This market is a primary target of the Company's proprietary software and database products in its marketing systems and simulation technology lines of business. The Company's commercial e-commerce focus is in the financial services, retail, telecommunications and utilities industries.

  Other Services

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

  For these reasons, the Company has endeavored to develop and maintain competitive salary structures, incentive compensation programs, fringe benefits, opportunities for growth, and individual recognition and award programs.

  In order to compete effectively in attracting and retaining highly skilled personnel, the Company and its subsidiaries provide substantial benefits to their employees. These benefits vary among the Company's subsidiaries, but generally include paid vacations and holidays, medical, dental, disability and life insurance, incentive bonuses, tuition reimbursement for job-related education and training, technical training, and other benefits under various retirement savings and stock purchase plans.

  The Company recruits people from various populations, including experienced professionals, university graduates, trade and technical school graduates, seasoned technicians, and entry-level employees. The Company's employee profile includes a high-percentage of college graduates, many with masters and doctoral degrees. The Company seeks professionals with credentials in computer-based information sciences, systems engineering, modeling and simulation, telecommunications, network systems, management systems, market research, economics, environmental sciences, military sciences, law, and other scientific and research-oriented disciplines.

  The Company has structured its promotion and advancement policies to meet the current market environment. Individuals advance in relation to their demonstrated abilities to perform, their leadership skills, or their managerial achievements.

  CACI's advancement criteria incorporate specific requirements to demonstrate a client-service orientation and to work synergistically within the Company. This philosophy is consistent with CACI's current market, and is a catalyst for individuals to support Company objectives.

  The Company has published policies that set high standards for the conduct of its business. The Company also requires all of its employees, consultants, officers, and directors to subscribe annually to and affirm the Company's published Code of Ethics and Business Conduct Standards.

  Marketplace, Description and Significant Activities

  CACI operates in an industry which includes many highly competitive firms. At the same time, CACI is one of the larger public corporations in its segment of the information technology industry. Although the Company is a supplier of proprietary computer-based simulation technology products, and is a supplier of proprietary marketing systems products in both the U.S. and the U.K., CACI is not primarily a software product developer-distributor (See discussion following on Patents, Trademarks, Trade Secrets and Licenses).

  Competition for new contracts centers on past performance, responsiveness to proposal requirements, price, and many other factors. Competition for software products and services focuses on reputation, applicability to client needs and market demand, and quality of product support and maintenance services, among other elements.

  The Company has established the capability to combine comprehensive knowledge of client challenges with significant expertise in the design, integration, development and implementation of advanced information technology solutions. This capability provides CACI with important opportunities to support large equipment manufacturers with the systems integration and software services required to compete for multi-million dollar contracts from the U.S. Government.

  CACI has developed strategic business relationships with companies such as Microsoft Corporation, Sun Microsystems, Infonet Services Corporation, PKS, Viasoft, Inc., NCR Corporation, Compaq, Intelisys Alliance Connection, Oracle Corporation, Cyclone Commerce, Inc., Commerce One, Computer Associates, Lotus Development Corporation and Equifax. These businesses have perspectives and objectives compatible with those of the Company, and offer products and services that complement CACI's. The Company intends to continue development of these kinds of relationships wherever they support CACI's growth objectives.

  Marketing and new business development for the Company's services and products is conducted by all the officers and managers of the Company, including the Chief Executive Officer, executive officers, vice presidents, and division and department managers. CACI's proprietary software and data products are sold primarily by full-time salespeople. For its information systems and services markets, the Company employs several marketing professionals who support the Company's targeting of major contract opportunities in the U.S. Government, state, local and commercial markets. The Company also has established agreements for the sale of certain third party products in specified domestic and international markets.

  CACI competes with a substantial number of firms, some of which are larger in size and have greater financial resources. The Company obtains much of its business on the basis of proposals submitted in response to requests from potential and current customers, who may also request proposals from other firms. Additionally, the Company faces indirect competition from certain government agencies that perform services for themselves similar to those marketed by CACI. The Company knows of no single competitor that is dominant in its fields of technology. The Company has a relatively small share of the available worldwide market for its products and services and has a goal of achieving growth in part through increased market share.

  CACI's sales of proprietary software and data products are generally effected by limited duration or perpetual licenses.

  The Company generally prices its products in catalog fashion and via the Internet. Often, product prices are determined based on the target computer on which the product will run, by the number of users or by frequency of usage.

  For CACI's information systems and professional services contracts, the Company submits bids for work and products to be delivered. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery, and payment. CACI's contracts and subcontracts include a wide range of contractual types, including firm fixed-price, cost reimbursement and labor-hour-and-materials expense.

  Often, the form of contract and terms will be specified by the client. This is especially the case with government clients. In these situations, the Company may seek alternative arrangements or choose not to bid in those cases where the contracting arrangement appears to expose the Company to inappropriate risk. By Company policy, fixed-price contracts require the approval of at least two senior officers of the Company.

  At any one time, the Company may have several hundred separate contract obligations. In 2000, the ten top revenue-producing contracts accounted for 46% of CACI's revenue, or $226 million. One contract for automated litigation support to the Civil Division of DoJ, accounted for 12% of total 2000 Company revenue.

  In 2000, 80% of CACI's revenue came from U.S. Government contracts, the remaining 20% coming from commercial, including international operations, and state and local contracts, as well as proprietary product and data sales. Of that total, 51% of the Company's revenue came from DoD contracts, 15% from contracts with DoJ, and 14% from other civilian agency government clients.

  The Company is working to diversify its business portfolio. The Company, nonetheless, will aggressively seek additional work from DoD. In 2000, the DoD revenue grew by 15%, or $33 million, primarily as a result of the November 13, 1998 acquisition of QuesTech, Inc., the February 1, 2000 acquisition of XEN Corporation ("XEN") and the acquisition of the business of Century Technologies, Incorporated (CENTECH) ("CENTECH") on April 1, 2000.

  The Company believes it is the largest supplier of litigation support and related automation services to the U.S. Government. The Company intends to seek additional litigation support work from the U.S. Government and offers significant economies to the Government through its specialization in this field. The Company also provides automated debt management support services to DoJ and seeks to expand this business line into other agencies and commercial clients.

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

  During the past two fiscal years, the Company examined a number of acquisition opportunities. As noted above, on April 1, 2000 the Company purchased substantially all of the assets of CENTECH for $7.7 million. This acquisition enhanced the Company's capabilities in network services and e-commerce, fits the Company's plan for growth in the state and local market and complements current offerings for federal and commercial clients. On February 1, 2000 the Company completed its acquisition of all the common stock of XEN for $4.3 million. XEN specializes in providing quality systems engineering, engineering design, distance learning, training development, multimedia support, e-commerce, and data security services to national intelligence organizations, the DoD and the U.S. Navy. On November 13, 1998, the Company purchased all of the outstanding stock of QuesTech, Inc., now known as CACI Technologies, Inc., for $42 million. This acquisition has expanded the Company's Information Systems Group contract base with DoD and provided new opportunities in the areas of network security and information assurance.

  The Company's Marketing System Group ("MSG") in the U.S. also made two acquisitions over the past two years. On September 23, 1999, the Company purchased the assets of MapData Online International Ltd and Digital MapData Online Ltd. (collectively, "MapData") for $0.6 million. MapData provided demographic software which, when bundled with the Company's existing products, will enhance MSG's capabilities in the U.S. markets. On August 13, 1998, the Company purchased substantially all of the assets of Information Decision Systems ("IDS") for $2.6 million. IDS provided internet access to demographic site information and the acquisition enhanced the Marketing Systems Group share of the U.S. demographics information market.

  Seasonal Nature of Business

  The Company's business in general is not seasonal, although the summer and winter holiday seasons affect Company revenue because of the impact of holidays and vacations on the Company's labor sales and on product and service sales by the Company's European operations. Variations in the Company's business also may occur at the expiration of major contracts until such contracts are renewed or new contracts obtained.

  Research and Development

  During fiscal years 2000, 1999 and 1998, the Company incurred $1,523,000, $2,258,000 and $1,894,000, respectively, for research and development.

  Environmental Protection Requirements

  There has been no significant adverse impact on the Company's business as a result of laws that have been enacted for the protection of the environment.

  Patents, Trademarks, Trade Secrets and Licenses

  The Company owns two patents in the United States and one patent in Canada. While the Company believes its patents are valid, it does not consider that its business is dependent on patent protection in any material way.

  CACI claims copyright, trademark and proprietary rights in each of its proprietary computer software and data products and the related documentation. The Company presently owns approximately 31 registered trademarks and service marks in the U.S. and 43 registered trademarks and service marks in other countries, primarily in the U.K. All of the Company's registered trademarks and service marks may be renewed indefinitely. CACI also is a party to agreements which give it the right to distribute computer software and other products owned by other companies, and to receive income from those products.

  The Company has developed and holds proprietary rights in a number of computer software packages, databases and methodologies, including, but not limited to: ACORNSM, ADIISTM , CASTELLAN®, C·GATETM, CACI Coder/plusTM, ComprizonTM.Buy, FAR-TRIEVE®, L·NET®, MapDataTM, MapLoaderTM , QuickBid®, RENovateSM, SACONS®, SACONS-Federal®, SIMANIMATION®, SIMBASETM, SIMPROCESS® III, SIMSCRIPT II.5®, SimTrainer®, SiteFactsTM, SITE·POTENTIAL®, SiteReporterTM, Sourcebook·AmericaTM , SUPERSITE®, Vision & Solution CenterSM, and ZIP·DEMOGRAPHICS®.

  In addition, subsidiaries of the Registrant claim foreign copyright, trademark and proprietary rights in computer software products, databases and methodologies including, but not limited to: ACORN® (and the related Change*ACORN®, Financial*ACORN®, Investor*ACORN®, Scottish*ACORN®), ACORN Lifestyles®, ALEX®, AnaBase®, AnaData®, Auto*InSite®, CACI Charity Focus®, CACI Lifestyles UK®, CACI National Mortgage Database®, CACI Savings Market Database®, FINPIN®, GEOMATCH®, GEOTRIEVE®, InSiteTM, MONICA®, PayCheck TM, people*UKTM, PIN®, Pinpoint®, Pinpoint Address Code®, SITE®, StreetValue®, and UpFront®.

  Some of the Registrant's subsidiaries are party to agreements pursuant to which they may have the right to distribute computer software products owned by others, and to obtain income therefrom.

  Backlog

  The Company's backlog as of June 30, 2000 was $.96 billion, of which $280 million was funded for orders believed to be firm. Total backlog as of June 30, 1999 was $1.1 billion, of which $260 million were believed to be firm orders. The source of backlog is primarily contracts with the U.S. Government. It is presently anticipated that all of the firm backlog will be filled during the fiscal year ending June 30, 2001.

  Business Segments, Foreign Operations, and Major Customer

  The business segment, foreign operations and major customer information is provided in the Company's Consolidated Financial Statements contained in this Report. In particular, see Note 11, Business Segment Information, to the Notes to Consolidated Financial Statements.

  The following information is provided about the amounts of revenue attributable to firm fixed-price contracts (including proprietary software product sales), time-and-materials contracts, and cost reimbursable contracts of the Company during each of the last three fiscal years: (dollars in thousands)

Fiscal Year Ended June 30,	Firm Fixed-Price	Time-and- Materials	Cost Reimbursable	Total

2000	$94,575	$277,827	$118,071	$490,473
1999	$82,679	$263,895	$86,875	$433,449
1998	$75,366	$171,137	$70,361	$316,864

  Item 2. Properties

  As of June 30, 2000, CACI leased office space at 73 locations containing an aggregate of approximately 960,279 square feet located in 24 states and the District of Columbia. In two countries outside the U.S., CACI leased four offices containing about 25,279 square feet. CACI's leases expire primarily within the next five years, with the exception of two leases in Chantilly, Virginia, that will expire in 10 years. In most cases, CACI anticipates that leases will be renewed or replaced by other leases.

  All of CACI's offices are in modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

  As of June 30, 2000, CACI International Inc maintained its corporate headquarters in approximately 105,296 square feet of space at 1100 North Glebe Road, Arlington, Virginia. See Note 9, Commitments and Contingencies, to the Notes to Consolidated Financial Statements, for additional information regarding the Company's lease commitments.

  Item 3. Legal Proceedings

  CACI, INC.-FEDERAL v. Arizona Department of Transportation

  Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000 for the most recently filed information concerning the lawsuit filed on June 25, 1996, by CACI, INC.-FEDERAL ("CACI"), the Registrant's wholly-owned subsidiary, in Superior Court for Maricopa County, Arizona, against the Arizona Department of Transportation ("ADOT"). This suit sought the following: (i) a declaratory judgment that the disputes procedure mandated by the Arizona Procurement Code is unconstitutional; (ii) a declaratory judgment that ADOT could assert claims against CACI under the mandated disputes procedure; (iii) a declaratory judgment that ADOT was not entitled to recover consequential damages in connection with the dispute; (iv) $2,938,990 plus interest in breach of contract damages; (v) the return of CACI's property seized by ADOT in connection with the termination of the contract; and (vi) lawyers' fees. ADOT counterclaimed, seeking in excess of $100 million in damages allegedly caused by CACI's breach of contract.

  Since the filing of Registrant's report indicated above, the parties have executed final settlement documentation and the case was dismissed on July 24, 2000. The settlement had no adverse financial or legal consequences to CACI.

  John Chrysogelos v. V.L. Salvatori, et al.

  Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Report on Form 10-Q for the quarter ended March 31, 2000 for the most recent information concerning this lawsuit filed in the Chancery Court for the State of Delaware on September 3, 1999. The suit sets forth both class and derivative claims alleging that the Registrant's Directors breached their fiduciary and other duties to the Registrant and its stockholders by (i) adopting by-law amendments specifying procedures for stockholder actions by consent and calling of special meetings; and (ii) failing to evaluate and fairly respond to a premium cash offer to purchase the stock of the Registrant.

  Since the filing of Registrant's report indicated above, there has been no change in the status of the litigation.

  Parsow Partnership, Ltd., et al., v. J.P. London, et al.

  Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Report on Form 10-Q for the quarter ended March 31, 2000 for the most recent information concerning the lawsuit filed in the Chancery Court for the State of Delaware on November 10, 1999. The suit alleges that the Board of Directors and senior management of the Registrant had solicited proxies in violation of Section 14(a) and 20(2) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 14(a-9) promulgated thereunder.

  Since the filing of the Registrant's report indicated above, the parties continue to be engaged in discovery.

  Item 4. Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended June 30, 2000, through the solicitation of proxies or otherwise.

  PART II

  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

  The Registrant's Common Stock became publicly traded on June 2, 1986, replacing paired units of common stock of CACI, Inc. and beneficial interests in common shares of CACI N.V. which had been traded in the over-the-counter market.

  From July 1, 1999 to June 30, 2000, the ranges of high and low sales prices of the common shares of the Registrant quoted on the Nasdaq National Market System for each quarter during this period were as follows:

	2000		1999
Quarter	High	Low	High	Low

1st	$23 5/8	$20 1/4	$22	$15
2nd	$24	$19 3/4	$20 1/4	$14 5/8
3rd	$30 1/4	$20 3/4	$18 3/4	$16
4th	$30 1/8	$18 1/4	$22 7/8	$16 1/8

  The Registrant has never paid a cash dividend. The present policy of the Registrant is to retain earnings to provide funds for the operation and expansion of its business. The Registrant does not intend to pay any cash dividends at this time.

  At August 31, 2000, the number of record stockholders of the Registrant's Common Stock was approximately 694.

  Item 6. Selected Financial Data

  The selected financial data set forth below is derived from the audited financial statements of the Company for the years ended June 30, 2000, 1999, 1998, 1997 and 1996. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements of the Company and the notes thereto included as Item 8 in this Form 10-K. On December 15, 1999, the Company sold its COMNET products business to Compuware. Operating results from the Company's discontinued operations are shown in Note 12, Discontinued Operations, of the Notes to Consolidated Financial Statements.

  (dollars in thousands, except per share)

  Income Statement Data

Year Ended June 30,	2000	1999	1998	1997	1996

Revenue	$490,473	$433,449	$316,864	$264,283	$236,466

Operating expenses	458,281	405,846	298,308	247,210	220,877

Income from continuing operations	17,598	14,554	10,643	9,573	9,136

Net Income	$38,412	$14,170	$11,715	$10,072	$9,851

Earnings per common and common share equivalent:

Average shares outstanding	11,310	10,896	10,779	10,504	10,140

Basic:

Income from continuing operations	$1.56	$1.34	$0.99	$0.91	$0.90

Net Income	$3.40	$1.30	$1.09	$0.96	$0.97

Average shares and equivalent shares outstanding	11,577	11,220	11,153	11,005	10,716

Diluted:

Income from continuing operations	$1.52	$1.30	$0.95	$0.87	$0.85

Net Income (1)	$3.32	$1.26	$1.05	$0.92	$0.92

(1)	Computed on the basis described in Note 1, Earnings Per Share, of the Notes to Consolidated Financial Statements.

  Balance Sheet Data

  (dollars in thousands)

June 30,	2000	1999	1998	1997	1996

Total assets	$235,997	$221,712	$163,060	$118,860	$103,308
Long-term obligations	31,913	67,027	31,231	10,568	2,414
Working capital	69,814	66,726	54,878	42,014	28,675
Stockholders' equity	141,968	98,937	84,327	70,774	55,338

  Item 7. Management's Discussion and Analysis of Financial Condition & Results of Operations

  The following discussion and analysis is provided to enhance the understanding of, and should be read in conjunction with, the Financial Statements and the related Notes. All years refer to the Company's fiscal year which ends on June 30 and have been restated for consistent presentation of discontinued operations.

  The table below sets forth, for the periods indicated, the customer mix in revenue with related percentages of total revenue.

(dollars in thousands)	2000		1999		1998

Department of Defense	$249,776	50.9%	$216,573	50.0%	$160,982	50.8%
Federal Civilian Agencies	141,393	28.8	130,766	30.2	89,768	28.3
Commercial	66,109	13.5	63,837	14.7	56,632	17.9
State & Local Government	33,195	6.8	22,273	5.1	9,482	3.0

Total	$490,473	100.0%	$433,449	100.0%	$316,864	100.0%

  Revenue. For the year ended June 30, 2000, the Company's total revenue increased by $57.0 million, or 13%. The increase was attributable to acquisitions made during 2000 and to a 5% internal growth rate mainly in the Federal Department of Defense and state and local markets. Total revenue in 1999 increased by $116.6 million, or 37%, from $316.9 million to $433.4 million. This increase was primarily due to acquisitions coupled with continued internal revenue growth of 15% generated from Federal Civilian Agencies, increased revenue from year 2000 software remediation services, and higher commercial sales from the Company's Marketing Systems Group in the U.K.

  All of the Company's acquisitions have been accounted for using the purchase method of accounting and the results of their operations have been included in the Company's revenue since the date of acquisition. Acquisitions made during the last two years, including QuesTech, accounted for $40.7 million of the 2000 revenue growth. On September 23, 1999, the Company purchased the assets of MapData; MapData contributed revenue of $.1 million in 2000. On February 1, 2000, the Company acquired all of the issued and outstanding common stock of XEN. XEN contributed revenue of $3.6 million in 2000. On April 1, 2000, the Company purchased substantially all the assets of CENTECH. Since the acquisition, the operations of CENTECH have contributed $5.7 million of revenue in 2000.

  Revenue from the DoD increased 15.3%, or $33.2 million, for 2000 as compared to 1999. In 1999, DoD revenue increased 34.5%, or $55.6 million, as compared to 1998. Revenue growth from 1998 to 2000 with the DoD is primarily due to acquisitions.

  Revenue from Federal Civilian Agencies increased 8.1%, or $10.6 million, for 2000 as compared to 1999. Approximately 52% of Federal Civilian Agency revenue was derived from DoJ in providing litigation support services and in developing an automated debt collection system. Revenue for DoJ was $73.6 million, $75.0 million and $58.4 million in 2000, 1999 and 1998, respectively. In 2000, the Company experienced significant revenue growth, 21.6%, or $12.0 million, from Federal Civilian Agencies other than DoJ as compared to 1999. Continued and expanded use of the GSA supply schedule contract, through which orders have focused on system integration services and Year 2000 software remediation, has resulted in incremental revenue of $8.3 million for 2000. For the years 2000 and 1999, the GSA supply schedule revenue was $32.7 million and $24.4 million, respectively. In addition, the Company continued to derive revenues from the Federal Aviation Administration of $8.7 million and $12.4 million, for 2000 and 1999 respectively. In 1998, revenue from Federal Civilian Agencies other than DoJ were enhanced by $10.1 million from the acquisition of substantially all of the business of Government Systems, Inc. ("GSI"), which resulted primarily from services and equipment provided to the Federal Aviation Administration, and by $4.9 million of internal growth, primarily in the Company's Year 2000 software remediation services.

  Commercial revenue was derived primarily from the Company's Marketing Systems Group in the U.K., and to a lesser degree from the COMNET products business, the bulk of the assets which were sold on December 15, 1999. For the years ended 2000 and 1999, commercial revenue increased by 3.6%, or $2.3 million, and 12.7%, or $7.2 million, respectively. These increases were primarily the result of growth in the Marketing Systems Group's sales of territory optimization and marketing analysis software products and services, as well as continued increased demand for systems integration services. Total Marketing Systems Group revenue was $45.1 million, $43.9 million, and $36.8 million in 2000, 1999 and 1998, respectively. The nature of the Company's proprietary software products business is inherently less predictable than the Company's longer-term contract work with the Federal Government and may fluctuate from year to year.

  As a percentage of total revenue, revenue from state and local governments has increased to 6.8% from 5.1% a year ago. The $10.9 million increase in revenue to $33.2 million in 2000 versus $22.3 million in 1999 was largely due to Year 2000 remediation and systems integration services. In 1999, revenue from state and local governments increased $12.8 million from 1998 also due to Year 2000 remediation and system intergration services.

  A significant part of the Company's growth over the past two years, both internal and from acquisitions, has been to support telecommunications networks and to provide services to the nation's intelligence communities. These are markets that the Company identified as growth opportunities over two years ago. Since then, the Company has focused much of its investment in these markets and continues to view them as high growth areas.

  The Company's total funded and unfunded backlog at June 30, 2000 was to $.96 billion compared to $1.1 billion a year ago. The Company's backlog excludes short-cycle commercial business prospects and Indefinite Delivery/Indefinite Quantity ("ID/IQ") contracts, due to the uncertainty of funding from these contract vehicles. Last year, the Company had a total of approximately $50 million of GSA business and $45 million of commercial business.

  Results of Operations. The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

	2000	1999	1998

Revenue	100.0%	100.0%	100.0%

Costs and expenses
Direct costs	58.8	58.7	55.9
Indirect & selling expenses	32.2	32.5	35.5
Depreciation & amortization	1.6	1.7	2.1
Goodwill amortization	0.8	0.7	0.6

Total operating expenses	93.4	93.6	94.1

Income from operations	6.6	6.4	5.9
Interest expense	0.7	0.9	0.6

Income before income taxes	5.9	5.5	5.3
Income taxes	2.3	2.2	1.9

Income from continuing operations	3.6%	3.3%	3.4%

  Income from Operations. Operating income increased 16.6% for 2000 as compared to 1999. This was due to the 13.1% growth in revenue and a reduction in indirect expenses. In 1999, the Company reported a 48.8% increase in operating income, which was primarily due to a 36.8% growth in revenue and a reduction in indirect expenses.

  During the last three years, as a percentage of revenue, total direct costs were 58.8%, 58.7% and 55.9%. Direct costs include direct labor and other direct costs such as equipment purchases, subcontract costs and travel expenses. The largest component of direct costs, direct labor, was $147.1 million, $125.9 million and $103.1 million in 2000, 1999 and 1998, respectively. Other direct costs were $141.2 million, $128.6 million and $74.0 million in 2000, 1999 and 1998, respectively, and have grown over the three-year period as the Company has a higher number of prime contracts with an increased level of other direct costs, the most notable increases coming from equipment purchases for contracts with the FAA, DoJ and DoD, as well as subcontract costs and travel costs incurred in performing Year 2000 remediation services.

  Indirect costs and selling expenses include fringe benefits, marketing and bid & proposal costs, indirect labor, and other discretionary costs. Most of these expenses are highly variable and have grown in proportion with the growth in revenue. As a percentage of revenue, indirect costs were 32.2%, 32.5% and 35.5% for 2000, 1999 and 1998, respectively. The continued decline, as a percentage of revenue, is due to the impact of higher other direct costs on revenue.

  Depreciation and amortization of property and equipment increased $0.7 million from $7.3 million in 1999 to $8.0 million in 2000. The increase was primarily due to property and equipment acquired for CACI's recently opened Vision & Solutions CenterTM, a new financial management software system and leasehold improvements which together resulted in additional expense of $0.5 million. The increase in 1999 from 1998 of $0.7 million was primarily due to property and equipment acquired with QuesTech, which resulted in an additional depreciation and amortization expense of $0.5 million. The increase in depreciation and amortization in 1998 from 1997 was primarily due to the property and equipment acquired with GSI.

  Goodwill amortization increased $0.7 million in 2000 as a result of recent acquisitions. The acquisitions of XEN and CENTECH resulted in incremental goodwill amortization expense of $0.1 million and $0.2 million, respectively in 2000. The acquisitions of QuesTech, IDS and GSI resulted in incremental goodwill amortization expense of $0.6 million, $0.2 million and $0.4 million, respectively, in 1999. The 1998 increase in goodwill amortization of $0.8 million was due to the acquisition of GSI.

  Interest expense decreased in 2000 by $0.4 million after increasing by $1.9 million in 1999. The lower interest costs in 2000 were the result of lower average borrowings, $48.4 million in 2000 compared to $58.3 million in 1999. The Company reduced borrowings using the proceeds of the COMNET products business sale. In 1999, the higher interest costs were the result of higher average borrowings of $58.3 million compared to $27.2 million in 1998. The increased borrowings in 1998 were primarily the result of the acquisitions discussed previously.

  The effective income tax rates in 2000, 1999 and 1998 were 39.0%, 39.1% and 36.3%, respectively. The lower effective tax rate in 1998 was primarily the result of a lower effective tax rate on foreign earnings and reduced tax effect of goodwill associated with stock purchase acquisitions. The increase in the 1999 rate was primarily due to higher non-deductible goodwill amortization expense associated with acquisition of QuesTech.

  Effects of Inflation

  Approximately 24% of the Company's business is conducted under cost-reimbursable contracts which automatically adjust revenue to cover costs increased by inflation. Over 57% of the business is under time-and-materials contracts where labor rates are often fixed for several years. The Company generally has been able to price these contracts in a manner to accommodate rates of inflation as experienced in recent years. The remaining portion of the Company's business is fixed-price and relates primarily to product sales or other short-term efforts that generally are not adversely affected by inflation.

  Liquidity and Capital Resources

  Historically, the Company's positive cash flow from operations and its available credit facilities have provided adequate liquidity and working capital to fully fund the Company's operational needs and support acquisition activities. Working capital was $69.8 million and $66.7 million as of June 30, 2000 and 1999, respectively. The slight increase in working capital in 2000 was primarily due to higher accounts receivable attributable to increased revenue. Operating activities provided cash of $19.9 million and $18.7 million for 2000 and 1999, respectively. The increase in cash provided by operating activities was primarily due to the growth in earnings.

  The Company provided $10.9 million from investing activities in 2000 versus $52.1 million used for investing activities for the same period last year. This change of $63 million was due primarily to proceeds received from the sale of the COMNET products business. The acquisitions of MapData, XEN and CENTECH accounted for $17.5 million of the total cash invested in 2000. In 1999, the acquisitions of QuesTech and IDS accounted for a combined purchase price of $44.4 million, which was financed through bank borrowings. Purchases of office and computer-related equipment of $8.1 million, $7.5 million and $6.4 million in 2000, 1999 and 1998, respectively, accounted for a significant portion of the remaining cash used in investing activities.

  During 2000, the Company financed its investing activities from operating cash flow, the proceeds from the sale of the COMNET products business, which was the major contributor to the net decrease in borrowings of $33.8 million under its line of credit, and $5.8 million cash received from the exercise of stock options. For 1999, financing activities provided cash of $33.9 million primarily from a net increase in borrowings of $32.3 million to fund the acquisitions made in 1999.

  In anticipation of continuing its strategy of acquisitions and in order to secure lower interest rates, on June 19, 1998 the Company executed a new five-year unsecured revolving line of credit. The agreement permits borrowings of up to $125 million with annual sublimits on amounts borrowed for acquisitions. (See also Note 4 to the Notes to Consolidated Financial Statements.) The Company also maintains a 500,000 pound sterling unsecured line of credit in London, England, which expires in November 2000. At June 30, 2000, the Company had approximately $98 million available for borrowings under its lines of credit.

  While the Company did not purchase any of its shares in 1999 or 2000, it has repurchased its shares in the market in prior years. The Company has never paid any cash dividends as its policy is to invest earnings in the growth of the Company.

  The Company believes that the combination of internally generated funds, available bank borrowings and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

  Year 2000

  In the Company's quarterly report to the Securities and Exchange Commission for the quarter ended March 31, 2000, the Company reported that it had not experienced any significant disruptions in any aspect of its operations and that it had not incurred any material expenditures in addition to those already reported in its prior filings. To date the Company has not experienced any material Year 2000 system problems, nor does it believe that there will be any future material impact on the Company's business, operations, or financial condition related to maintaining its Year 2000 compliance.

  Forward Looking Statements

  There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions; changes in interest rates; changes in foreign exchange rates; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects in the event of a priority need for funds; government contract procurement (such as bid protest) and termination risks; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees; our ability to complete acquisitions and/or divestitures appropriate to achievement of our strategic plans; material changes in laws or regulations applicable to our businesses; our own ability to achieve the objectives of near term or long range business plans, particularly those relating to investments in new product development and new business initiatives, and other risks described in the Company's Securities and Exchange Commission filings.

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

  PART IV

  Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this Report
	1.	Financial Statements
		A.	Independent Auditors' Report
		B.	Consolidated Statements of Operations for the years ended June 30, 2000, 1999 and 1998
		C.	Consolidated Balance Sheets as of June 30, 2000 and 1999
		D.	Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998
		E.	Consolidated Statements of Shareholders' Equity for the years ended June 30, 2000, 1999 and 1998
		F.	Consolidated Statements of Comprehensive Income for the years ended June 30, 2000, 1999, 1998
		G.	Notes to Consolidated Financial Statements

	2.	Supplementary Financial Data.

Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 2000, 1999 and 1998

(b)	Reports on Form 8-K
The Registrant filed a Current Report on Form 8-K on November 16, 1999, in which the Registrant reported that it had executed a Letter of Intent to sell its COMNET products business to Compuware Corporation.
The Registrant filed a Current Report on Form 8-K on November 16, 1999, in which the Registrant reported that it had executed a Letter of Intent to acquire all of the outstanding common stock of XEN Corporation.
The Registrant filed a Current Report on Form 8-K on December 20, 1999, in which the Registrant reported that it had completed the sale of its COMNET products business to Compuware Corporation.
The Registrant filed a Current Report on Form 8-K on February 14, 2000, in which the Registrant reported that it had acquired all of the common stock of XEN Corporation.
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
The Registrant filed a Current Report on Form 8-K/A on April 17, 2000, in which the Registrant amended Items 7(a)(1) and 7(b)(2) of the Current Report on Form 8-K filed on February 14, 2000.
The Registrant filed a Current Report on Form 8-K on August 9, 2000, in which the Registrant reported that it had commenced a program to repurchase up to one million shares of its common stock.

(c)	Exhibits (listed by numbers corresponding to the exhibit table of Item 601 regulation S-K).
	(3)	Articles of Incorporation and By-laws:
		3.1	Certificate of Incorporation of the Registrant, as amended to date.
		3.2	By-laws of the Registrant, as amended to date.

	(4)	Instruments Defining the Rights of Security Holders:
		4.1	Clause FOURTH of the Registrant's Certificate of Incorporation, incorporated above as Exhibit 3.1.

	(10)	Material Contracts:
		10.1	Form of Stock Option Agreement between the Registrant and certain employees is incorporated by reference from Exhibit 10.6 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1991.
		10.2	Employment Agreement between the Registrant and Dr. J. P. London dated August 17, 1995, is incorporated by reference from Exhibit 10.3 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.
		10.3	The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 24, 1997.
		10.4	The Revolving Credit Agreement dated June 19, 1998, between Registrant, NationsBank N.A., and certain other parties is incorporated by reference from Exhibit 10.8 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1998.
		10.5	The Acquisition Agreement dated as of July 30, 1998, between the Registrant, QuesTech, Inc., and CACI Acquisition Corporation is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 1998.
		10.6	Consulting and Separation Agreement between the Registrant and Ronald R. Ross, former President and Chief Operating Officer, dated August 10, 1999, as incorporated by reference from Exhibit 10.7 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1999.
		10.7	The Asset Purchase Agreement dated as December 15, 1999, between Compuware Corporation, CACI International Inc, CACI Products Company, CACI Development Company and CACI Products Company California, is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 1999.
		10.8	The Agreement and Plan of Merger dated as of January 28, 2000, between the Registrant, XEN Corporation and CACI Acquisition Corporation, is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2000.
		10.9	The Asset Acquisition Agreement dated as of March 16, 2000, between the Registrant, Century Technologies, Incorporated (CENTECH) and CACI, Inc. is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2000.

	(11)	Computation of Earnings per Common and Common Equivalent Share.

	(21)	The significant subsidiaries of the Registrant, as defined in Section 1-02(w) of regulation S-X, are:
CACI, Inc., a Delaware Corporation CACI, INC.-FEDERAL, a Delaware Corporation
(also does business as "CACI Marketing Systems", "Information Decision Systems", "Demographics on Call" and "CACI IDS")
CACI, INC.-COMMERCIAL, a Delaware Corporation

  CACI Products Company California, a California Corporation

  CACI Field Services, Inc., a Delaware Corporation

  CACI N.V., a Netherlands Corporation

  CACI Limited, a United Kingdom Corporation

  Automated Sciences Group, Inc., a Delaware Corporation

  IMS Services, Incorporated, a Maryland Corporation

  Integrated Microcomputer Systems, Inc., a Maryland Corporation

  CACI Technologies, Inc., a Virginia Corporation

  CACI Technology Services, Inc., a Virginia Corporation

  XEN Corporation, a Virginia Corporation

	(27)	Financial Data Schedule

  SECTION II

  INDEPENDENT AUDITORS' REPORT

  AND

  CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

  INDEPENDENT AUDITORS' REPORT

  To The Board of Directors and Shareholders
  CACI International Inc
  Arlington, Virginia

  We have audited the accompanying consolidated balance sheets of CACI International Inc and subsidiaries (the Company) as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholder's equity, cash flows, and comprehensive income for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion and financial statement schedule on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test bass, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.

  McLean, Virginia
  August 14, 2000

  CACI INTERNATIONAL INC
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (amounts in thousands, except per share data)

Year ended June 30,	2000	1999	1998

Revenue	$490,473	$433,449	$316,864

Costs and expenses
Direct costs	288,378	254,486	177,077
Indirect costs and selling expenses	157,936	140,770	112,610
Depreciation and amortization	8,038	7,366	6,645
Goodwill amortization	3,929	3,224	1,976

Total operating expenses	458,281	405,846	298,308

Income from operations	32,192	27,603	18,556

Interest expense	3,346	3,713	1,837

Income before income taxes	28,846	23,890	16,719

Income taxes	11,248	9,336	6,076

Income from Continuing Operations	17,598	14,554	10,643

Discontinued Operations
(Loss)income from operations from discontinued COMNET products business (less applicable income tax expense (benefit) of ($280), ($245), and $686)	(320)	(384)	1,072

Gain on disposal of COMNET products business including provision of $118 for operating losses during phase-out period (less applicable income taxes of $13,512)	21,134	0	0

Net Income	$38,412	$14,170	$11,715

Earnings per common and common equivalent share:
Average shares outstanding	11,310	10,896	10,779

Basic:
Income from continuing operations	$1.56	$1.34	$0.99
(Loss)income from discontinued operations	(0.03)	(0.04)	0.10
Gain on disposal	1.87	0.00	0.00

Net Income	$3.40	$1.30	$1.09

Average shares and equivalent shares outstanding	11,577	11,220	11,153

Diluted:
Income from continuing operations	$1.52	$1.30	$0.95
(Loss)income from discontinued operations	(0.03)	(0.04)	0.10
Gain on disposal	1.83	0.00	0.00

Net Income	$3.32	$1.26	$1.05

  See Notes to Consolidated Financial Statements.

  CACI INTERNATIONAL INC
  CONSOLIDATED BALANCE SHEETS
  (dollars in thousands)

June 30,	2000	1999

ASSETS
Current assets
Cash and equivalents	$4,931	$2,403
Accounts receivable
Billed	103,504	99,681
Unbilled	14,400	12,264

Total accounts receivable	117,904	111,945

Income taxes receivable	-	948
Deferred income taxes	235	198
Deferred contract costs	1,488	1,543
Prepaid expenses and other	7,372	5,437

Total current assets	131,930	122,474

Property and equipment, net	15,039	13,762
Accounts receivable, long-term	3,814	7,036
Goodwill	75,402	67,767
Other assets	7,024	6,266
Deferred contract costs, long-term	-	989
Deferred income taxes	2,788	3,418

Total assets	$235,997	$221,712

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,087	$5,353
Other accrued expenses	28,258	27,498
Accrued compensation and benefits	20,043	21,304
Income taxes payable	1,707	-
Deferred income taxes	5,021	1,593

Total current liabilities	62,116	55,748

Note payable, long-term	28,263	62,069
Deferred rent expenses	1,025	720
Deferred income taxes	125	138
Other long-term obligations	2,500	4,100
Shareholders' equity
Common stock
$.10 par value, 40,000,000 shares authorized, 15,007,000 and 14,499,000 shares issued	1,501	1,450
Capital in excess of par	19,716	13,932
Retained earnings	136,997	98,585
Cumulative currency translation adjustments	(2,584)	(1,368)
Treasury stock, at cost (3,526,000 shares)	(13,662)	(13,662)

Total shareholders' equity	141,968	98,937

Total liabilities and shareholders' equity	$235,997	$221,712

  See Notes to Consolidated Financial Statements

  CACI INTERNATIONAL INC
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (dollars in thousands)

Year ended June 30,	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,412	$14,170	$11,715

Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	11,967	10,878	8,892
(Gain) loss on sale of property and equipment	108	30	(166)
Provision (benefit) for deferred income taxes	4,008	1,512	(2,898)
Gain from sale of COMNET product business	(21,252)	-	-

Changes in operating assets and liabilities
Accounts receivable	1,007	(10,023)	(12,014)
Prepaid expenses and other assets	(1,381)	(1,726)	273
Accounts payable and accrued expenses	1,505	2,169	1,481
Accrued compensation and benefits	(3,161)	4,589	4,192
Deferred rent expenses	332	(466)	(755)
Income taxes	(11,082)	(1,993)	7,374
Deferred contract costs	1,045	331	1,764
Other long-term obligations	(1,601)	(750)	-

Net cash provided by operating activities	19,907	18,721	19,858

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment	(8,090)	(7,507)	(6,428)
Purchase of businesses	(17,474)	(44,418)	(36,513)
Proceeds from sale of business	37,000	-	-
Proceeds from sale of property and equipment	16	9	1,207
Capitalized software costs and other	(521)	(195)	(837)

Net cash provided by (used in) investing activities	10,931	(52,111)	(42,571)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds under line of credit	168,614	200,630	175,950
Payments under line of credit	(202,420)	(168,361)	(154,950)

Proceeds from stock options	5,836	1,601	1,764

Net cash provided by (used in) financing activities	(27,970)	33,870	22,764

Effect of exchange rates on cash and equivalents	(340)	(158)	15

Net increase in cash and equivalents	2,528	322	66
Cash and equivalents, beginning of year	2,403	2,081	2,015

Cash and equivalents, end of year	$4,931	$2,403	$2,081

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for income taxes, net of refunds	$15,933	7,909	$1,483

Cash paid during the year for interest	$3,599	$3,160	$1,909

  See Notes to Consolidated Financial Statements.

  CACI INTERNATIONAL INC
  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  (amounts in thousands)

					Cumulative currency translation adjustments
			Capital in excess of par					Total shareholders' equity
	Common stock			Retained earnings		Treasury stock
	Shares	Amount				Shares	Amount

BALANCE, July 1, 1997	14,215	$1,422	$10,595	$72,700	$(281)	3,526	$(13,662)	$70,774

Net income	-	-	-	11,715	-	-	-	11,715
Currency translation adjustments	-	-	-	-	74	-	-	74
Exercise of stock options (including $834 income tax benefit)	156	15	1,749	-	-	-	-	1,764

BALANCE, June 30, 1998	14,371	1,437	12,344	84,415	(207)	3,526	(13,662)	84,327

Net income	-	-	-	14,170	-	-	-	14,170
Currency translation adjustments	-	-	-	-	(1,161)	-	-	(1,161)
Exercise of stock options (including $436 income tax benefit)	128	13	1,588	-	-	-	-	1,601

BALANCE, June 30, 1999	14,499	1,450	13,932	98,585	(1,368)	3,526	(13,662)	$98,937

Net income	-	-	-	38,412	-	-	-	38,412
Currency translation adjustments	-	-	-	-	(1,216)	-	-	(1,216)
Exercise of stock options (including $2,129 income tax benefit)	508	51	5,784	-	-	-	-	5,835

BALANCE, June 30, 2000	15,007	$1,501	$19,716	$136,997	$(2,584)	3,526	$(13,662)	$141,968

  See Notes to Consolidated Financial Statements.

  CACI INTERNATIONAL INC AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  (dollars in thousands)

Year ended June 30,	2000	1999	1998

Net income	$38,412	$14,170	$11,715

Currency translation adjustment	(1,216)	(1,161)	74

Comprehensive income	$37,196	$13,009	$11,789

  See Notes to Consolidated Financial Statements.

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

  Principles of Consolidation

  The consolidated financial statements include the statements of CACI International Inc and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

  Revenue Recognition

  Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of the fee earned. Revenue on fixed-price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered plus expenses incurred. Revenue from software license sales under agreement is recognized upon delivery when there is no significant obligation to perform after the sale, but is recognized under the percentage-of-completion method when there is significant obligation for production, modification or customization after the sale. Revenue from maintenance support services on these products is nonrefundable and is generally recognized on a straight-line basis over the term of the service agreement. Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined.

  The Company's U.S. Government contracts (approximately 80% of total revenue in 2000) are subject to subsequent government audit of direct and indirect costs. The majority of such incurred cost audits have been completed through June 30, 1998. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.

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

June 30,	2000	1999

(dollars in thousands)

Equipment and furniture	$47,868	$40,388
Leasehold improvements	5,946	3,008

Property and equipment, at cost	53,814	43,396
Less accumulated depreciation and amortization	(38,775)	(29,634)

Total property and equipment, net	$15,039	$13,762

  Deferred Contract Costs

  Deferred contract costs include the cost of equipment acquired by the Company to provide communications services under contract. The costs are charged to expense as the associated service revenue is billed to the customer. As of June 30, 2000, total deferred costs of approximately $1.5 million are classified as a current asset, because this amount is expected to be recovered within the next twelve months.

  Capitalized Software Costs

  Costs incurred internally in creating a computer software product to be sold or licensed are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. Thereafter, all such software development costs are capitalized and subsequently reported at the lower of unamortized cost or estimated net realizable value. Capitalized costs are amortized based on current and future revenue for each product with annual minimum amortization equal to the straight-line amortization over the remaining estimated economic life of the product, which ranges from three to eight years.

  Goodwill

  The excess of cost over fair market value of net assets acquired is being amortized using the straight-line method, generally over 10 to 30 years. All future acquisitions will be amortized over 20 years or less. Accumulated amortization was $12,140,000 and $8,211,000 at June 30, 2000, and June 30, 1999, respectively.

  Income Taxes

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards.

  U.S. income taxes have not been provided on $25,786,000 in undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. If such earnings were distributed to the United States, certain foreign tax credits would be available to reduce the associated tax liability.

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

  Fair Value of Financial Instruments

  The carrying amounts of the Company's accounts payable and accrued expenses approximate their fair value. The lines of credit have floating interest rates that vary with current indices and, as such, the recorded value approximates fair value.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

  Certain reclassifications have been made to the prior years' financial statements in order for them to conform to the current presentation.

  New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative instruments and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 133 for the year ending June 30, 2001.

  In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." With the exception of certain provisions which require earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. The Company does not expect that the adoption of this Interpretation will have a material impact on its financial statements.

  NOTE 2.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

  The costs for software development capitalized and amortized for the years ended June 30, 2000, 1999 and 1998, included on the Consolidated Balance Sheets as other assets, were as follows:

(dollars in thousands)	2000	1999	1998

Annual activity
Balance, beginning of year	$1,548	$1,863	$2,029
Capitalized during year	4,504	501	694
Amortized during year	(1,783)	(816)	(860)

Balance, end of year	$4,269	$1,548	$1,863

  NOTE 3.   ACCOUNTS RECEIVABLE

  Total accounts receivable are net of allowance for doubtful accounts of $2,817,000 and $3,050,000 at June 30, 2000 and 1999, respectively. Accounts receivable are classified as follows:

(dollars in thousands)	2000	1999

Billed receivables
Billed receivables	$90,491	$88,918
Billable receivables at end of period	13,013	10,763

Total billed receivables	103,504	99,681

Unbilled receivables
Unbilled pending receipt of contractual documents authorizing billing	14,341	12,172
Unbilled retainages and fee withholdings expected to be billed within the next 12 months	59	92

	14,400	12,264

Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	3,814	7,036

Total unbilled receivables	18,214	19,300

Total accounts receivable	$121,718	$118,981

  NOTE 4.   NOTE PAYABLE

  On June 19, 1998, the Company replaced an existing credit facility with a new five-year unsecured credit agreement, which permits borrowings of up to $125 million with a sublimit of $55 million of borrowings in the first year for acquisitions and a sublimit of $40 million per year for acquisitions in subsequent years. The existing agreement permits similar borrowing options and interest rates as those offered by the prior agreement. The current LIBOR option is at the applicable period rate plus 0.375%. In addition, the Company pays a fee on the unused portion of the facility. The interest rate and unused portion fee are determined quarterly based on debt leverage ratio thresholds. The agreement contains customary financial covenants and ratios related to debt leverage, fixed charges coverage and net worth. Under this agreement, the Company had outstanding borrowings of $28,263,000 and $62,069,000 at June 30, 2000 and 1999, respectively. The applicable interest rate was 7.0% and 5.8% and at June 30, 2000 and 1999, respectively.

  NOTE 5.   INCOME TAXES

  The provision (benefit) for income taxes for the years ended June 30, consists of:

(dollars in thousands)	2000	1999	1998

Current
Federal	$5,056	$5,958	$7,423
State and local	487	713	526
Foreign	1,697	1,153	1,025

Total current	7,240	7,824	8,974

Deferred
Federal	4,066	1,626	(2,261)
State and local	152	(129)	(731)
Foreign	(210)	15	94

Total deferred	4,008	1,512	(2,898)

Total	$11,248	$9,336	$6,076

  A reconciliation of the income tax provision (benefit) and the amount computed by applying the statutory U.S. income tax rate of 35% for the years ended June 30, 2000, 1999, and 1998 is as follows:

(dollars in thousands)	2000	1999	1998

Amount at statutory U.S. rate	$10,096	$8,361	$5,852
State taxes, net of U.S. income tax benefit	415	351	96
Taxes on foreign earnings at different effective rates	(106)	(39)	(65)
Non-deductible goodwill	449	667	235
Other	394	(4)	(42)

Total	$11,248	$9,336	$6,076

Effective tax rate	39.0%	39.1%	36.3%

  The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities at June 30, 2000 and 1999, are as follows:

(dollars in thousands)	2000	1999

Deferred tax assets
Accrued vacation and other expenses	$3,494	$5,333
Appreciation of options	1,606	1,606
Accrued post-retirement obligations	421	1,415
Deferred rent	552	427
Other long-term obligations	367	355
Foreign transactions	109	61
Pension	31	7
Depreciation	413	188
Other	11	20

Total deferred tax assets	7,004	9,412

Deferred tax liabilities
Unbilled revenues	(4,746)	(6,512)
401(k)	(2,614)	-
Capitalized software	(1,348)	(335)
Goodwill	(368)	(255)
Other	(51)	(425)

Total deferred tax liabilities	(9,127)	(7,527)

Net deferred tax asset (liability)	$(2,123)	$1,885

  NOTE 6.   STOCK INCENTIVE PLAN

  Until September 24, 1996, the Company granted stock options under the Employee Stock Incentive Plan (the "1986 Plan") which provided that key employees could be awarded some or all of the following: non-qualified stock options; incentive stock options within the meaning of the Internal Revenue Code; and common stock. In 1996, the shareholders approved a new Stock Incentive Plan (the "1996 Plan"). The 1996 Plan permits award of incentive and non-qualified stock options, stock appreciation rights and stock grants to officers and employees of the Company, and limits total awards and stock grants to 1,500,000 shares over the life of the 1996 Plan. Options for 1,429,500 shares have been granted under the 1996 Plan through June 30, 2000 and, with certain exceptions, one-third of the shares become exercisable each year over a three year period, beginning one year from the date of grant.

  Pursuant to the terms of the 1986 Plan, no grants of options or other securities could be made after September 24, 1996, and all unexercised options under that Plan must be exercised by the close of business on December 29, 2000. Unexercised options after that date forfeit and become null and void. Under the 1996 Plan, options lapse and are no longer exercisable if not exercised within ten years of the date of grant. Grantees who terminate their CACI employment have 60 days after their termination date to exercise options that are then exercisable or risk forfeiture of their right to the options. Options that would have been exercisable at a future date are forfeited by the terminating employee and become available to the pool for future grants under the plan.

  All awards granted under both the 1986 Plan and the 1996 Plan have been non-qualified stock options. The stock option exercise prices were at fair market value on the date of grant. Accordingly, no compensation cost has been recognized for stock option grants. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at grant dates for awards under those plans consistent with the method of accounting under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(dollars in thousands, except per share)	2000	1999	1998

Net income
As reported	$38,412	$14,170	$11,715
Pro forma	37,018	13,697	10,991
Diluted earnings per share
As reported	$3.32	$1.26	$1.05
Pro forma	3.20	1.22	0.99

  The fair value of each option is estimated on the date of grant using the Black-Sholes option-pricing model with the following additional assumptions:

Year ended June 30,	2000	1999	1998

Dividend yield	0%	0%	0%
Volatility rate	26.3%	36.4%	26.6%
Discount rate	5.3%	6.0%	5.7%
Expected term (years)	5	5	5

  Stock option activity and price information regarding the Plans follows:

(shares in thousands)	Number of Shares	Exercise Price			Weighted Average Exercise Price

Shares under option, July 1, 1997	1,061	1.87	-	19.31	7.18
Granted	366	15.00	-	20.28	19.19
Exercised	(156)	1.87	-	14.63	5.98
Forfeited	(88)	2.59	-	19.31	14.76

Shares under option, June 30, 1998	1,183	1.87	-	20.28	10.14
Granted	375	15.41	-	18.81	17.27
Exercised	(128)	1.87	-	15.00	9.24
Forfeited	(51)	3.50	-	19.31	13.75

Shares under option, June 30, 1999	1,379	1.87	-	20.28	12.07
Granted	639	20.00	-	25.44	21.87
Exercised	(508)	1.87	-	25.44	9.45
Forfeited	(303)	15.00	-	22.38	19.63

Shares under option, June 30, 2000	1,207	1.87	-	25.44	16.62

(shares in thousands)	Number of Shares	Exercise Price			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Shares under option, June 30, 2000	163	1.87	-	3.34	2.15	.50
	86	3.50	-	13.44	7.67	.50
	210	14.63	-	16.61	15.78	8.27
	156	16.88	-	18.81	18.61	7.40
	592	19.94	-	25.44	21.82	9.36

	1,207

Options exercisable, June 30, 2000	163	1.87	-	3.34	2.08
	86	3.50	-	13.44	7.67
	64	14.63	-	16.61	15.78
	57	16.88	-	18.81	18.61
	80	19.94	-	25.44	21.82

	450

  NOTE 7.   PENSION PLAN

  The Company maintains a defined contribution plan, under Section 401(k) of the Internal Revenue Code, the CACI $MART PLAN. Employees can contribute up to 15% (subject to certain statutory limitations) of their total compensation. The Company provides matching contributions equal to 50% of the amount of the employee's contribution, up to 6% of the employee's total fiscal year cash compensation. In addition, the Company may also make discretionary profit sharing contributions to the plan. Employer contributions vest to the employees according to a schedule entitling full vesting after five years of employment. The CACI $MART PLAN is qualified under the Internal Revenue Code, as determined by the Internal Revenue Service.

  The Company maintains a non-qualified, defined contribution plan, the CACI, Inc. Group Executive Retirement Plan, which is available to certain executives participating in the CACI $MART PLAN whose annual compensation exceeds the statutory limit of the qualified plan. The Company contributes 5% of such excess eligible compensation to the Group Executive Retirement Plan. Each participant is fully vested immediately in his account balance. The Company contributions vest over a five year period.

  The total consolidated expense for pension and Company contribution to the 401(k) plan and the Group Retirement Plan for the years ended June 30, 2000, 1999 and 1998 was $5,909,000, $5,401,000 and $3,847,000, respectively. The Company funds the costs of the qualified plans as they accrue.

  NOTE 8.   OTHER LONG-TERM OBLIGATIONS

  In connection with the acquisition of QuesTech, the Company acquired certain long-term obligations. At June 30, 2000, the balance of such obligations consists of the following:

(dollars in thousands)	2000

Accrued post-retirement obligations:
Group Health Plan	$395
Executive Life	289
DefCom	1,123

1,807
Other long-term obligations	693

Total	$2,500

  Group Health Plan.  QuesTech provided for extended medical and dental benefit coverage to eligible employees and their dependents. This plan was frozen as of July 1, 1999 to cover only those employees who met the eligibility or were currently covered on retirement. The accumulated post-retirement benefit obligation represents the present value of future claims by participants under this plan.

  Executive Life.  The Company maintains life insurance policies covering certain officers, both former and active, through their lifetimes, in accordance with their respective employment agreements. The cost of the insurees' premiums is treated as compensation expense.

  DefCom.  The Company assumed these Plans with the acquisition of QuesTech. The Plans allowed eligible employee participants to defer current compensation through June 30, 1999, at which time the Plan was amended to suspend employee contributions. Participant account balances accrued interest annually, as set by the Plan administrator. The Plan provided supplemental post retirement benefits along with certain specific death benefits payable to participant beneficiaries. Death benefits paid to beneficiaries were based upon the participant's actual account balance plus accrued interest and insurance rider. Supplemental death benefits were payable in some cases over a period of ten years provided death occured while the participant was actively employed with the Company. Retirement or termination benefits were paid out over the same number of years the employee participated in the Plan. On April 17, 2000, the DefCom Plans were amended and merged into a restated CACI International Inc Executive Retirement Plan, effective July 1, 2000. For fiscal year 2000, CACI credited DefCom balances with interest at U.S. Treasury Bill rates. The life insurance policies that QuesTech invested in to fund benefits were cancelled, along with the obligation of the Company to pay death benefits. At June 30, 2000, the DefCom obligation (from terminated insurance policies and death benefits) transferred to the new trust was $1,123,160. Under the restated Plan, DefCom participants may invest their trust balances in the Plan's investment options. The Company will not contribute on their behalf to the Plan, nor will interest be credited to participant balances. Upon termination or retirement, account balances are paid to participants as taxable income.

  Other long-term obligations consist primarily of amounts due to certain founders of QuesTech (no longer affiliated with Company as employees) under confidential settlement agreements. Payments under the agreements will continue through 2006.

  NOTE 9.   COMMITMENTS AND CONTINGENCIES

  The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire primarily over the next ten years.

  The following is a schedule of future minimum lease payments under non-cancelable leases with a remaining term greater than one year as of June 30, 2000:

Year ended June 30	Operating Leases (dollars in thousands)

2001	$15,882
2002	13,117
2003	8,181
2004	6,417
2005	5,111
Thereafter	20,030

Total minimum lease payments	$68,738

  Operating leases reflect the minimum lease payments net of a minimal amount of sub-lease income. Rent expense incurred from operating leases for the years ended June 30, 2000, 1999 and 1998 amounted to $15,579,000, $13,383,000, and $10,780,000, respectively.

  The Company is involved in various lawsuits, claims and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company's operations and liquidity.

  NOTE 10.   BUSINESS ACQUISITIONS

  All of the acquisitions made by the Company have been accounted for using the purchase method of accounting, and the results of their operations have been included in the Company's statements of operations since the dates of acquisition. The purchase price for each acquisition was allocated to the acquired assets and liabilities using the respective fair value at the date of acquisition. The excess, if any, has been recorded as goodwill and is being amortized on a straight-line basis over 10 to 30 years. All future acquisitions will be amortized over 20 years or less. All of the acquisitions have been primarily financed through borrowings under the Company's existing line of credit.

  2000 Acquisitions

  On April 1, 2000, the Company purchased substantially all of the assets of Century Technologies, Incorporated (CENTECH) ("CENTECH"), a company that provides full-service information technology ("IT") solutions for networking and telecommunications, e-commerce, geospatial technologies and software engineering. The total consideration paid by the Company was $7.7 million in cash, plus an additional $4 million for a split-dollar life insurance policy, plus $2.7 million to pay off existing debt of CENTECH. Approximately $5.2 million of the purchase consideration has been allocated to goodwill, based upon the excess of the purchase price over the estimated fair value of net assets acquired, and is being amortized over 20 years. The $4 million of consideration for a split-dollar life insurance policy is included in goodwill and is being amortized over 7 years. CENTECH contributed revenue of $5.7 million for the period from April 1, 2000 to June 30, 2000.

  On February 1, 2000, the Company acquired all of the common stock of XEN Corporation ("XEN") for cash in the amount of $4.3 million. XEN specializes in providing systems engineering, engineering design, distance learning, training development, multimedia support, e-commerce, and data security services to national intelligence organizations, the Department of Defense, and the U.S. Navy. The transaction was funded through borrowings under the Company's existing line of credit. Approximately $2.4 million of the purchase consideration has been allocated to goodwill based upon the excess of the purchase price over the estimated fair value of net assets acquired, and will be amortized over 15 years. XEN contributed $3.6 million of revenue for the period from February 1, 2000 to June 30, 2000.

  On September 23, 1999, the Company purchased the assets of MapData Online International Ltd. and Digital MapData Online Ltd. (collectively, "MapData") for $0.6 million in cash. MapData provided demographic software which, when bundled with existing products offered by the Company's Marketing System Group ("MSG"), will enhance MSG's capabilities in the U.S. market. The purchase price has been allocated based on the fair market value of the assets acquired. No goodwill has been recognized in connection with this transaction. Since the acquisition, the operations acquired from MapData have contributed $0.1 million in revenue through June 30, 2000.

  1999 Acquisitions

  On November 13, 1998, the Company acquired all of the common stock of QuesTech, Inc., a company that specialized in the development and application of information technology, scientific research and management support services for the defense and national security communities. The total consideration paid by the Company, including the assumption of liabilities, was approximately $42 million. The transaction was funded through borrowings under the Company's existing line of credit. Approximately $31 million of the purchase consideration has been allocated to goodwill based upon the excess of the purchase price over the estimated fair value of net assets acquired, and is being amortized over 30 years. QuesTech (renamed CACI Technologies, Inc.) contributed revenues of $56.1 million for the period from November 13, 1998 to June 30, 1999.

  On August 13, 1998, the Company purchased the assets of Information Decision System ("IDS") for $2.6 million in cash. IDS provided internet access to demographic site information and the acquisition is expected to enhance the current U.S. market share of the Company's Marketing Systems Group in the industry. Approximately $2.4 million has been allocated to goodwill, based upon the excess of the purchase price over the estimated fair value of net assets acquired, and is being amortized over 15 years. IDS contributed approximately $1.2 million in revenue for the period August 13, 1998 to June 30, 1999.

  1998 Acquisitions

  On November 1, 1997, the Company acquired the business and net assets of Government Systems, Inc. ("GSI"), a subsidiary of Infonet Services Corporation, a multinational communications network provider, for $28 million in cash plus an additional $5.5 million to pay off existing debt of GSI. GSI delivered international communications and network-related services to meet the networking needs of the U.S. Government and other organizations. GSI's annual revenue, prior to acquisition, was approximately $36 million. Approximately $23.5 million of the purchase consideration has been allocated to goodwill, based upon the excess of the purchase price over the estimated fair value of net assets acquired, and is being amortized over 20 years. The GSI business contributed revenue of $22.3 million for the period from November 1, 1997 to June 30, 1998.

  Also in November 1997, CACI Limited in London, England, acquired all of the share capital of AnaData Limited. The total consideration paid was $1.9 million in cash, which was financed from CACI Limited's working capital. AnaData developed and marketed software products for managing marketing databases, and historically generated annual revenue of approximately $2.5 million. Based upon estimated fair values, $1 million of the purchase consideration has been allocated to software intellectual property rights which will be amortized over five years, and $0.4 million has been allocated to goodwill which is being amortized over 10 years. Subsequent to its acquisition, the operations of AnaData generated $1.5 million in revenue for the fiscal year ended June 30, 1998.

  Pro Forma Information (unaudited)

  The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations of the Company for the years ended June 30, 2000, 1999 and 1998, as if the above-mentioned acquisitions had occurred at the beginning of both the year of acquisition and the year prior to the acquisition. The 1998 results have been adjusted for prior year restatements due to the sale of the COMNET products business. This unaudited pro forma information does not purport to be indicative of the actual financial position or the results that would actually have occurred if the combinations had been in effect for the years ended June 30:

(dollars in thousands, except per share amounts)	2000	1999	1998

Revenue	$516,620	$495,352	$407,841
Net income	38,900	14,683	11,418
Diluted earnings per share	3.36	1.31	1.02

  NOTE 11.   BUSINESS SEGMENT INFORMATION

  The Company reports operating results and financial data in two segments: the Information Systems Group ("ISG") and the Marketing Systems Group ("MSG"). The ISG delivers client solutions for systems integration, Year 2000 conversion, information assurance/security, reengineering, electronic commerce, intelligent document management, product data management, software development and reuse, telecommunications, and market analysis. Its customers are primarily U.S. Federal agencies, however, it does serve a growing number of customers in the commercial, state and local sectors. The MSG offers services to both commercial and government customers in four significant areas: market analysis, direct marketing, database marketing solutions and information systems. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements. The Company evaluates the performance of its operating segments based on income (loss) before income taxes. Summarized financial information concerning the Company's reportable segments is shown in the following tables. The "Other" column includes the elimination of intersegment revenue and corporate related items. Corporate assets, primarily consisting of property and equipment, are reported in the "Other" column. The operating segments' income (loss) and corporate related amounts total the amount presented as income before taxes in the "Consolidated Statements of Operations". Prior year segment information has been restated in order to provide for consistent presentation with the current year and the information related to the discontinued operations has been excluded from this presentation.

(dollars in thousands)	ISG	MSG	Other	Total

Year Ended June 30, 2000
Revenue from external customers	$445,283	$45,104	$86	$490,473
Pre-tax income (loss)	27,774	4,876	(3,804)	28,846
Total assets	199,119	30,587	6,291	235,997
Capital expenditures	6,182	767	1,665	8,614
Depreciation and amortization	8,782	2,110	1,075	11,967

Year Ended June 30, 1999
Revenue from external customers	$389,536	$43,913	$-	$433,449
Pre-tax income (loss)	23,364	3,441	(2,915)	23,890
Total assets	192,363	28,621	728	221,712
Capital expenditures	5,730	1,509	769	8,008
Depreciation and amortization	8,667	1,616	307	10,590

Year Ended June 30, 1998
Revenue from external customers	$279,936	$36,822	$106	$316,864
Pre-tax income (loss)	14,923	3,410	(1,614)	16,719
Total assets	133,471	28,629	960	163,060
Capital expenditures	4,009	2,356	757	7,122
Depreciation and amortization	5,064	1,477	331	6,872

  The loss in the "Other" column primarily represents unallocated corporate costs.

  Major Customers.   The Company earned approximately 80%, 80% and 79% of its revenue from the U.S. Government for the years ended June 30, 2000, 1999, and 1998, respectively. Revenue by customer sector for the three years ended June 30, 2000 is as follows:

(dollars in thousands)	2000	1999	1998

Department of Defense	$249,776	$216,573	$160,982
Federal Civilian	141,393	130,766	89,768
Commercial	66,109	63,837	56,632
State & local	33,195	22,273	9,482

Total	$490,473	$433,449	$316,864

  Geographic Information.   Revenue is attributed to geographic areas based on the location of the assets producing the revenue. Revenue from ISG is generated predominantly in the United States. The foreign amounts consist primarily of product and systems integration sales in the United Kingdom. Financial information relating to the Company's operations by geographic area is as follows:

(dollars in thousands)	2000	1999	1998

Revenue

United States	$445,369	$389,536	$280,042
Foreign	45,104	43,913	36,822

	$490,473	$433,449	$316,864

Identifiable Assets

United States	$205,410	$193,091	$134,431
Foreign	30,587	28,621	28,629

	$235,997	$221,712	$163,060

  NOTE 12.   DISCONTINUED OPERATIONS

  On November 2, 1999, the Company executed a letter of intent to sell its COMNET products business to Compuware Corporation. On December 15, 1999, the Company completed the sale of the net assets of the COMNET products business for $37 million in cash and $3 million in escrow to be received one year from the settlement date. Net income or (loss) from the Company's discontinued operations have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. Prior year reported results have been restated in order to provide for consistent presentation.

  The sale of the COMNET products business resulted in a net after tax gain for the Company of $21.1 million. Included in the gain was a net after tax loss from discontinued operations of $118 thousand for the period from November 3, 1999 to December 15, 1999. Revenues from discontinued operations were $3.1 million, $8.3 million, and $9.2 million for the years ended June 30, 2000, 1999, and 1998, respectively.

  NOTE 13.    SUBSEQUENT EVENTS

  Subsequent to June 30, 2000 the Company repurchased 224,500 shares of Common Stock, pursuant to its stock repurchase program authorized by the Board of Directors in August 2000. The program allows the Company to repurchase up to one million shares of its Common Stock from time to time on the open market.

  NOTE 14.   COMMON STOCK DATA (UNAUDITED)

  The Company's stock trades on the Nasdaq National Market System. The ranges of high and low sales prices for each quarter during fiscal years 2000 and 1999 were as follows:

	2000		1999
Quarter	High	Low	High	Low

1st	$23 5/8	$20 1/4	$22	$15
2nd	$24	$19 3/4	$20 1/4	$14 5/8
3rd	$30 1/4	$20 3/4	$18 3/4	$16
4th	$30 1/8	$18 1/4	$22 7/8	$16 1/8

  NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

  The quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods have been included.

(dollars in thousands, except per share)	First	Second	Third	Fourth

Year ended June 30, 2000
Revenue	$118,689	$121,071	$122,112	$128,601

Income from operations	7,685	8,170	7,785	8,552

Income from continuing operations	4,012	4,345	4,419	4,822

Net Income	$3,817	$25,354	$4,419	$4,822

Basic Shares

Income from continuing operations	$0.37	$0.38	$0.39	$0.42
Loss from discontinued operations	(0.02)	(0.01)
Gain on disposal		1.87

Net Income	$0.35	$2.24	$0.39	$0.42

Diluted Shares
Income from continuing operations	$0.35	$0.38	$0.38	$0.41
Loss from discontinued operations	(0.02)	(0.01)
Gain on disposal		1.83
Net Income	$0.33	$2.20	$0.38	$0.41

Weighted average shares used in per share computation
Basic	10,989	11,308	11,428	11,516
Diluted	11,361	11,537	11,693	11,718

(dollars in thousands, except per share)	First	Second	Third	Fourth

Year ended June 30, 1999
Revenue	$89,947	$101,758	$117,766	$123,978

Income from operations	5,527	6,734	7,335	8,007

Income from continuing operations	3,157	3,592	3,710	4,095

Net Income	$3,139	$3,362	$3,573	$4,096

Basic Shares

Income from continuing operations	$0.29	$0.34	$0.34	$0.37
Loss from discontinued operations		(0.03)	(0.01)
Gain on disposal

Net Income	$0.29	$0.31	$0.33	$0.37

Diluted Shares

Income from continuing operations	$0.28	$0.32	$0.33	$0.36
Loss from discontinued operations		(0.02)	(0.01)
Gain on disposal

Net Income	$0.28	$0.30	$0.32	$0.36

Weighted average shares used in per share computation
Basic	10,858	10,874	10,892	10,960
Diluted	11,202	11,197	11,211	11,268

  SCHEDULE II

  CACI INTERNATIONAL INC AND SUBSIDIARIES
  VALUATION AND QUALIFYING ACCOUNTS
  FOR YEARS ENDED JUNE 30, 2000, 1999 AND 1998
  (dollars in thousands)

Description	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes Add (Deduct)	Balance at End of Period

2000

Reserves deducted from assets to which they apply: Allowances for doubtful accounts	$3,050	$770	$(1,322)	$ 319	$2,817

1999

Reserves deducted from assets to which they apply: Allowances for doubtful accounts	$3,637	$789	$(2,409)	$1,033	$3,050

1998

Reserves deducted from assets to which they apply: Allowances for doubtful accounts	$2,988	$820	$ (381)	$ 210	$3,637

  SIGNATURES

  Pursuant to the requirements of Section 13 or (15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of September, 1998.

CACI International Inc

By:	/s/
J.P. London Chairman of the Board, Chief Executive Officer and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	September __, 2000
J.P. London

/s/	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 25, 2000
Stephen L. Waechter

/s/	Director	September 26, 2000
Richard L. Armitage

/s/	Director	September 22, 2000
Peter A. Derow

/s/	Director	September 22, 2000
Richard L. Leatherwood

/s/	Director	September ___, 2000
Warren R. Phillips

/s/	Director	September 24, 2000
Charles P. Revoile

/s/	Director	September 22, 2000
Glenn Ricart

/s/	Director	September 23, 2000
Vincent L. Salvatori

/s/	Director	September 26, 2000
William B. Snyder

/s/	Director	September 25, 2000
Richard P. Sullivan

/s/	Director	September ___, 2000
John M. Toups