Form 10-Q
period 2000-09-30
CACI INTERNATIONAL INC /DE/
filed 2000-11-13
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2000: CACI International Inc Common Stock, $0.10 par value, 11,253,998 shares.

CACI INTERNATIONAL INC AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2000 and 1999

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2000 and June 30, 2000

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2000 and 1999

Unaudited Consolidated Financial Statements of Comprehensive Income for the Three Months Ended September 30, 2000 and 1999

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 5.	Forward Looking Statements

Item 6.	Exhibits & Reports on Form 8-K

SIGNATURES

INDEX TO EXHIBITS

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,

	2000	1999

Revenues	$126,295	$118,689

Costs and expenses
Direct costs	75,961	69,741
Indirect costs and selling expenses	39,426	38,489
Depreciation and amortization	1,971	1,860
Goodwill amortization	1,151	914

Total operating expenses	118,509	111,004

Operating income	7,786	7,685
Interest expense	651	1,110

Income before income taxes	7,135	6,575
Income taxes	2,783	2,563

Income from continuing operations	4,352	4,012

Discontinued operations
Income(loss) from operations of discontinued COMNET products business (less applicable income tax benefit of $0 and $124, respectively)	-	(195)

Net income	$4,352	$3,817

Basic earnings per share

Income from continuing operations	$0.38	$0.37
Loss from discontinued operations of COMNET products business	-	(0.02)

Net Income	0.38	0.35

Average shares outstanding	11,354	10,989

Diluted earnings per share

Income from continuing operations	$0.38	$0.36
Loss from discontinued operations of COMNET products business	-	(0.02)

Net Income	$0.38	$0.34

Average shares and equivalent shares outstanding	11,523	11,361

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2000	June 30, 2000

ASSETS	(unaudited)

Current assets
Cash and equivalents	$3,587	$4,931
Accounts receivable:
Billed	101,767	103,504
Unbilled	16,059	14,400

Total accounts receivable	117,826	117,904

Deferred income taxes	-	235
Deferred contract costs	1,116	1,488
Prepaid expenses and other	7,534	7,372

Total current assets	130,063	131,930

Property and equipment, net	16,629	15,039

Accounts receivable, long term	4,594	3,814
Goodwill	74,513	75,402
Other assets	7,188	7,024
Deferred income taxes	2,638	2,788

Total assets	$235,625	$235,997

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$7,357	$7,087
Other accrued expenses	20,088	28,258
Accrued compensation and benefits	20,330	20,043
Income taxes payable	2,503	1,707
Deferred income taxes	4,477	5,021

Total current liabilities	54,755	62,116

Note payable, long-term	37,141	28,263
Deferred rent expenses	1,147	1,025
Deferred income taxes	122	125
Other long-term obligations	1,140	2,500

Shareholders' equity
Common stock - $.10 par value, 40,000,000 shares authorized, 15,018,000 and 15,007,000 shares issued	1,502	1,501
Capital in excess of par	19,877	19,716
Retained earnings	141,350	136,997
Cumulative currency translation adjustments	(3,133)	(2,584)
Treasury stock, at cost (3,765,000 shares)	(18,276)	(13,662)

Total shareholders' equity	141,320	141,968

Total liabilities & shareholders' equity	$235,625	$235,997

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$4,352	$3,817
Reconciliation of net income to net cash provided by (used in) operating activities
Depreciation and amortization	3,122	2,837
Provision (benefit) for deferred income taxes	(388)	2,604

Changes in operating assets and liabilities
Accounts receivable	(1,212)	(55)
Prepaid expenses and other assets	342	(134)
Deferred contract costs	371	283
Accounts payable and accrued expenses	(7,856)	(6,578)
Accrued compensation and benefits	325	(3,986)
Other long-term obligations	(1,359)	43
Deferred rent expense	193	(101)
Income taxes (receivable) payable	683	643

Net cash provided by (used in) operating activities	(1,427)	(627)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment	(3,526)	(1,996)
Purchase of businesses	(280)	(600)
Capitalized software cost and other	(444)	(210)

Net cash provided by (used in) investing activities	(4,250)	(2,806)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds under line-of-credit	60,384	39,650
Payments under line-of-credit	(51,506)	(39,613)
Proceeds from stock options	161	839
Purchase of common stock for treasury	(4,614)	-

Net cash provided by (used in) financing activities	4,425	876

Effect of changes in currency rates on cash and equivalents	(92)	208

Net increase (decrease) in cash and equivalents	(1,344)	(2,349)
Cash and equivalents, beginning of period	4,931	2,403

Cash and equivalents, end of period	$3,587	$54

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for income taxes, net	$2,801	$(147)

Interest paid during the period	$660	$1,452

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,

	2000	1999

Net income	$4,352	$3,817

Currency translation adjustment	(549)	905

Comprehensive income	$3,803	$4,722

CACI INTERNATIONAL INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.	Basis of Presentation

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2000.

Certain reclassifications have been made to the prior period's financial statements to conform to the current presentation (see also Note C).

B.	Accounts Receivable
Total accounts receivable are net of allowance for doubtful accounts of $2,946,000 and $2,817,000 at September 30, 2000 and June 30, 2000, respectively. Accounts receivable are classified as follows:

(dollars in thousands)	September 30, 2000	June 30, 2000

Billed receivables
Billed receivables	$88,888	$90,491
Billable receivables at end of period	12,879	13,013

Total billed receivables	101,767	103,504

Unbilled receivables
Unbilled pending receipt of contractual documents authorizing billing	16,000	14,341
Unbilled retainages and fee withholds expected to be billed within the next 12 months	59	59

	16,059	14,400
Unbilled retainages and fee withholds expected to be billed beyond the next 12 months	4,594	3,814

Total unbilled receivables	20,653	18,214

Total accounts receivable	$122,420	$121,718

C.	Discontinued Operations

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
The Company reports financial data in two segments: Information Systems Group ("ISG") and Marketing Systems Group ("MSG"). Operating results for the segments are as follows:

(dollars in thousands)	ISG	MSG	Other	Total

Quarter Ended September 30, 2000
Revenue from external customers	$116,072	$10,190	$33	$126,295
Pre-tax income (loss) from continuing operations	7,133	1,147	(1,145)	7,135

Quarter Ended September 30, 1999
Revenue from external customers	$107,406	$11,283	$-	$118,689
Pre-tax income (loss) from continuing operations	6,178	1,127	(730)	6,575

The "Other" column represents the elimination of intersegment revenue and corporate related items.

F.	Subsequent Event

On October 7, 2000, the Company acquired the contracts and selected assets of the Special Projects division of Radian International, LLC ("Radian"), a subsidiary of URS Corporation, for $1.3 million in cash. Radian provides services to the intelligence community. This transaction is expected to generate approximately $1.8 million in revenue in FY2001.

On October 19, 2000, the Company executed a definitive agreement to purchase the services business and related assets of N.E.T. Federal, Inc., a subsidiary of Network Equipment Technologies, Inc. now doing business as NET.COM. NET.COM is a global networking company that equips service providers to achieve competitive differentiation through rapid creation and delivery of services. NET.COM revenues for its most recent fiscal year were approximately $50 million. The Company is expected to pay NET.COM $25 million in cash at closing, which is expected to occur before the end of the calendar year, subject to approval by Federal regulatory agencies. Additional payments of up to $15 million may also be made based upon achievement of specific milestones. Finally, a royalty agreement was executed that provides NET.COM an opportunity to earn approximately $10 million of additional consideration over a five-year period based on future performance.

Subsequent to September 30, 2000, the Company purchased an additional 77,500 shares of common stock for $1.6 million, pursuant to a stock repurchase program authorized by the Board of Directors. The program allows the Company to repurchase up to one million shares of its common stock from time to time on the open market at prices not to exceed a pre-set maximum price per share, provided that the aggregate cost of such purchases does not exceed $10 million.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations For the Three Months Ended September 30, 2000 and 1999.

Revenues.   The table below sets forth revenues by customer segment with related percentages of total revenues for the three months ended on September 30, 2000 (FY2001) and September 30, 1999 (FY2000), respectively:

(dollars in thousands)
	First Quarter

	FY2001		FY2000

Department of Defense	$67,285	53.3%	$61,933	52.2%
Federal Civilian Agencies	37,048	29.3%	$31,164	26.3%
Commercial	16,522	13.1%	$16,285	13.7%
State & Local Governments	5,440	4.3%	$9,307	7.8%

Total	$126.295	100.0%	$118,689	100.0%

For the three months ended September 30, 2000, the Company's total revenue increased by 6.4%, or $7.6 million, over the same period last year. Revenue growth in the first quarter came primarily from both Department of Defense and Federal Civilian Agencies, partly offset by the reduced level of Y2K work in the State and Local overnments business. The April 11, 2000 acquisition of substantially all of the assets of Century Technologies, Incorporated (CENTECH)("CENTECH") contributed $6.6 million, and XEN Corporation ("XEN"), acquired February 1, 2000, contributed $2.2 million in revenue in the first three months of FY2001.

Department of Defense ("DoD") revenue increased 8.6%, or $5.4 million, in the first quarter of FY2001 as compared to the same period a year ago. This growth was due in part to higher levels of systems integration and managed network services business, as well as increased use of the GSA schedule contracts.

Revenue from Federal Civilian Agencies increased 18.9%, or $5.9 million, for the first three months of FY2001 as compared to FY2000. Approximately 50.3% of Federal Civilian Agency revenue is derived from the Department of Justice ("DoJ") in providing litigation support services and in developing and deploying an automated debt collection system. Revenue for DoJ was $18.6 million for the first quarter of FY2001, as compared to $19.0 million for the same period a year ago. The overall increase in Federal Civilian Agency revenue was mainly generated from continued growth in managed network services and GSA schedule contracts.

Commercial revenue, which is primarily derived from the Marketing Systems Group ("MSG") in the United Kingdom, increased slightly from $16.3 million in the first quarter of FY2000 to $16.5 million in the first quarter of FY2001. Although the MSG business decreased, largely due to the impact of foreign exchange fluctuations, this was offset by an increase in commercial business in the United States.

Revenue from State and Local Governments decreased $3.9 million, or 41.5%, for the first quarter of FY2001 versus FY2000, primarily due to the reduced level of Y2K business.

The following table sets forth the relative percentage that certain items of expense and earnings bore to revenues for the quarter ended September 30, 2000 and September 30, 1999, respectively.

	Dollar Amount (in thousands)		Percentage of Revenue

	First Quarter		First Quarter

	FY2001	FY2000	FY2001	FY2000

Revenues	$126,295	$118,689	100%	100%
Costs and expenses:
Direct costs	75,961	69,741	60.1	58.7
Indirect costs & selling expenses	39,426	38,489	31.2	32.4
Depreciation & amortization	1,971	1,860	1.6	1.6
Goodwill amortization	1,151	914	0.9	0.8

Total operating expenses	118,509	111,004	93.8	93.5

Income from operations	7,786	7,685	6.2	6.5
Interest expense	651	1,110	0.5	1.0

Earnings before income taxes	7,135	6,575	5.7	5.5
Income taxes	2,783	2,563	2.2	2.1

Income from continuing operations	4,352	4,012	3.5	3.4

Discontinued operations
Loss from operations of discontinued COMNET products business	-	(195)	-	(0.2)

Net Income	$4,352	$3,817	3.5%	3.2%

Income from Operations.  Income from Operations increased 1.3%, to $7.8 million, for the first quarter of FY2001 as compared to FY2000.

As percentage of revenue, direct costs were 60.1% and 58.7% for the quarters ended September 30, 2000 and 1999, respectively. Direct costs include direct labor and other direct costs such as equipment purchases, subcontractor costs and travel expenses. The largest component of direct costs, direct labor, was $39.6 million and $34.5 million for the first quarters of FY2001 and FY2000, respectively. Other direct costs increased 3.4%, to $36.4 million, in FY2001 compared to $35.2 million in the prior year.

Indirect costs and selling expenses include fringe benefits, marketing, and bid and proposal costs, indirect labor, and other discretionary costs, most of which are highly variable. As a percentage of revenue, indirect costs have slightly decreased due to the impact of higher other direct costs on revenue for the first quarter of FY2001.

Depreciation and amortization expense increased by $111 thousand as compared to the same period a year ago. This growth was primarily due to purchases of computer equipment and software licenses.

Goodwill amortization expense has increased in the first quarter of FY2001 by $237 thousand compared to the same period a year ago, due primarily to the XEN and CENTECH acquisitions in the prior fiscal year.

Interest Expense.  Interest expense decreased $459 thousand for the first quarter of FY2001. This decrease was due primarily to the reduction of the Company's line of credit balances using the proceeds from the sale of the COMNET products business in December 1999. For the first three months of FY2001, average borrowings were $37.7 million versus $65.4 million for the same period a year ago.

Income Taxes.  The effective income tax for the first three months of FY2001 and FY2000 was 39%.

Liquidity and Capital Resources

Historically, the Company's positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company's operational needs and support its acquisition activites. Working capital was $75.3 million and $69.8 million as of September 30, 2000 and June 30, 2000, respectively. The increase in working capital in the first three months of FY2001 is due primarily to the Company borrowing under its line of credit to reduce accounts payable and accrued expenses from the prior fiscal year. Cash used in operating activities increased from $0.6 million in the first quarter of FY2000 to $1.4 million in FY2001. The increase over last year was due primarily to cash disbursements of post retirement benefits and higher accounts receivables which were generated from increased revenues.

The Company used $4.3 million in investing activities in the first quarter FY2001 versus $2.8 million used in FY2000. The increase in investing activities was primarily due to additional capitalized asset purchases, which consisted primarily of computer software to support the Company's e-Business. The Company financed its investing activities primarily from an increase in borrowing of $8.9 million under its line of credit.

During the three months ended September 30, 2000, the Company's financing activities provided cash of approximately $4.4 million, primarily from an $8.9 million increase in borrowings under the Company's revolving line of credit, net of the purchase of 238,000 shares of treasury stock for $4.6 million.

The Company maintains an unsecured revolving line of credit which expires on June 19, 2003. The agreement permits borrowings of up to $125 million with annual sublimits on amounts borrowed for acquisitions. The Company also maintains a 500,000 British pound sterling unsecured line of credit in London, England, which expires in November 2000. At September 30, 2000, the Company had approximately $88.7 million available for borrowings under its lines of credit.

The Company believes that the combination of internally generated funds, available bank borrowings and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

John Chrysogelos v. V. L. Salvatori, et al

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Report on Form 10-K for the year ended June 30, 2000 for the most recent information concerning this lawsuit filed in the Chancery Court for the State of Delaware on September 3, 1999. The suit sets forth both class and derivative claims alleging that the Registrant's Directors breached their fiduciary and other duties to the Registrant and its stockholder actions by (i) adopting by-law amendments specifying procedures for stockholder actions by consent and calling of special meetings; and (ii) failing to evaluate and fairly respond to a premium cash offer to purchase the stock of the Registrant.

Since the filing of Registrant's report indicated above, there has been no change in the status of the litigation.

Parsow Partnership, Ltd., et al v. J. P. London, et al

Reference is made to Part II, Item 1, legal Proceedings, in the Registrant's Report on Form 10-K for the year ended June 30, 2000 for the most recent information concerning the lawsuit filed in the Chancery Court for the State of Delaware on November 10, 1999. The suit alleges that the Board of Directors and senior management of the Registrant had solicited proxies in violation of Section 14 (a) and 20 (2) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 14 (a-9) promulgated thereunder.

Since the filing of the Registrant's report indicated above, the parties have been engaged in settlement discussions.

Item 5. Other Information

Forward Looking Statements

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and/or United Kingdom; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects in the event of a priority need for funds; government contract procurement (such as bid protest) and termination risks; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees; our ability to complete acquisitions and/or divestitures appropriate to achievement of our strategic plans; material changes in laws or regulations applicable to our businesses; our own ability to achieve the objectives of near term or long range business plans; and other risks described in the Company's Securities and Exchange Commission filings.

Item 6. Exhibits and Reports on Form 8-K

The Registrant filed a Current Report on Form 8-K on August 3, 2000, in which the Registrant reported that it had commenced a program to repurchase up to one million shares of its common stock.

The Registrant filed a Current Report on Form 8-K on September 14, 2000, in which the Registrant reported that Peter A. Derow had been appointed to the Registrant's Board of Directors.

The Registrant filed a Current Report on Form 8-K on October 24, 2000, in which the Registrant reported that it had signed a definitive agreement to purchase the services business and related assets of N.E.T. Federal, Inc.

CACI INTERNATIONAL INC AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit Number	Title

11	Computation of Basic and Diluted Earnings Per Share

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc

Registrant

		By:	/s/

Date:	November 8, 2000		Dr. J. P. London Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

		By:	/s/

Date:	November 8, 2000		Stephen L. Waechter Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/

Date:	November 8, 2000		Michael J. McDermott Corporate Controller (Principal Accounting Officer)