Form 10-Q
period 2000-12-31
CACI INTERNATIONAL INC /DE/
filed 2001-02-14
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 29, 2000: CACI International Inc Common Stock, $0.10 par value, 11,290,572 shares.

CACI INTERNATIONAL INC AND SUBSIDIARIES

PART I:   FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended December 31, 2000 and 1999

Condensed Consolidated Statements of Operations (Unaudited) for the Six Months Ended December 31, 2000 and 1999

Condensed Consolidated Balance Sheets as of December 31, 2000 (Unaudited) and June 30, 2000

Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2000 and 1999

Consolidated Financial Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended December 31, 2000 and 1999

Notes to Condensed Consolidated Financial Statements(Unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits & Reports on Form 8-K

SIGNATURES

INDEX TO EXHIBITS

PART 1

FINANCIAL INFORMATION

Item 1.   Financial Statements

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended December 31,
	2000	1999

Revenues	$135,440	$121,071

Costs and expenses
Direct costs	81,887	71,516
Indirect costs and selling expenses	41,370	38,590
Depreciation and amortization	2,165	1,880
Goodwill amortization	1,275	915

Total operating expenses	126,697	112,901

Operating income	8,743	8,170
Interest expense	932	1,046

Income before income taxes	7,811	7,124
Income taxes	3,045	2,779

Income from continuing operations	4,766	4,345

Discontinued operations
Income (loss) from operations of discontinued COMNET products business (less applicable income tax benefit of $0 and $79, respectively)	-	(125)

Gain on disposal of COMNET products business including provision of $118 for operating losses during phase-out-period (less applicable income taxes of $0 and $13,512 respectively)	-	$21,134

Net income	$4,766	$25,354

Basic earnings per share

Income from continuing operations	$0.42	$0.38
Loss from discontinued operations of COMNET products business	0.00	(0.01)
Gain on disposal of COMNET products business	0.00	1.87

Net Income	$0.42	$2.24

Average shares outstanding	11,241	11,308

Diluted earnings per share

Income from continuing operations	$0.42	$0.38
Loss from discontinued operations of COMNET products business	0.00	(0.01)
Gain on disposal of COMNET products business	0.00	1.83

Net Income	$0.42	$2.20

Average shares and equivalent shares outstanding	11,395	11,537

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Six Months Ended December 31,

	2000	1999

Revenues	$261,735	$239,760

Costs and expenses
Direct costs	157,848	141,257
Indirect costs and selling expenses	80,796	77,079
Depreciation and amortization	4,136	3,740
Goodwill amortization	2,426	1,829

Total operating expenses	245,206	223,905

Operating income	16,529	15,855
Interest expense	1,583	2,156

Income before income taxes	14,946	13,699
Income taxes	5,828	5,343

Income from continuing operations	9,118	8,356

Discontinued operations
Income (loss) from operations of discontinued COMNET products business (less applicable income tax benefit of $0 and $280, respectively)	-	(320)

Gain on disposal of COMNET products business including provision of $118 for operating losses during phase-out-period (less applicable income taxes of $0 and $13,512 resepctively)	-	21,134

Net income	$9,118	$29,170

Basic earnings per share

Income from continuing operations	$0.81	$0.75
Loss from discontinued operations of COMNET products business	0.00	(0.03)
Gain on disposal of COMNET products business	0.00	1.90

Net Income	$0.81	$2.62

Average shares outstanding	11,298	11,148

Diluted earnings per share

Income from continuing operations	$0.80	$0.73
Loss from discontinued operations of COMNET products business	0.00	(0.03)
Gain on disposal of COMNET products business	0.00	1.85

Net Income	$0.80	$2.55

Average shares and equivalent shares outstanding	11,459	11,449

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31, 2000	June 30, 2000

ASSETS	(unaudited)

Current assets
Cash and equivalents	$6,874	$4,931
Accounts receivable:
Billed	118,859	103,504
Unbilled	20,045	14,400

Total accounts receivable	138,904	117,904

Deferred income taxes	369	235
Deferred contract costs	1,201	1,488
Prepaid expenses and other	7,715	7,372

Total current assets	155,063	131,930

Property and equipment, net	16,022	15,039

Accounts receivable, long term	5,355	3,814
Goodwill	90,595	75,402
Other assets	12,038	7,024
Deferred income taxes	2,453	2,788

Total assets	$281,526	$235,997

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$12,236	$7,087
Other accrued expenses	22,506	28,258
Accrued compensation and benefits	25,764	20,043
Income taxes payable	4,881	1,707
Deferred income taxes	4,602	5,021

Total current liabilities	69,989	62,116

Note payable, long-term	63,724	28,263
Deferred rent expenses	1,167	1,025
Deferred income taxes	123	125
Other long-term obligations	1,004	2,500

Shareholders' equity
Common stock - $.10 par value, 40,000,000 shares authorized, 15,162,000 shares, and 15,007,000 shares issued	1,516	1,501

Capital in excess of par	21,656	19,716
Retained earnings	146,115	136,997
Cumulative currency translation adjustments	(2,907)	(2,584)
Treasury stock, at cost (3,872,000 and 3,526,000 shares)	(20,861)	(13,662)

Total shareholders' equity	145,519	141,968

Total liabilities & shareholders' equity	$281,526	$235,997

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended December 31,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,118	$29,170
Reconciliation of net income to net cash provided by (used in) operating activities
Depreciation and amortization	6,562	5,641
Provision (benefit) for deferred income taxes	(81)	3,109
Gain on disposal of COMNET products business	-	(21,252)

Changes in operating assets and liabilities
Accounts receivable	(13,346)	(5,469)
Prepaid expenses and other assets	(201)	859
Deferred contract costs	24	582
Accounts payable and accrued expenses	(3,226)	(9,269)
Accrued compensation and benefits	5,213	(3,301)
Other long-term obligations	(1,496)	93
Deferred rent expense	224	33
Income taxes (receivable) payable	3,058	(2,605)

Net cash provided by (used in) operating activities	5,849	(2,409)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment	(4,667)	(4,354)
Purchase of businesses	(25,948)	(600)
Proceeds from sale of division	-	37,000
Capitalized software cost and other	(3,455)	(874)

Net cash provided by (used in) investing activities	(34,070)	31,172

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds under line-of-credit	133,543	75,663
Payments under line-of-credit	(98,082)	(111,479)
Proceeds from stock options	1,955	5,963
Purchase of common stock for treasury	(7,200)	0

Net cash provided by (used in) financing activities	30,216	(29,853)

Effect of changes in currency rates on cash and equivalents	(52)	61

Net increase (decrease) in cash and equivalents	1,943	(1,029)
Cash and equivalents, beginning of period	4,931	2,403

Cash and equivalents, end of period	$6,874	$1,374

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net	$1,144	$2,380

Interest paid during the period	$1,455	$2,646

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,

	2000	1999	2000	1999

Net income	$4,766	$25,354	$9,118	$29,170

Currency translation adjustment	226	(581)	(323)	324

Comprehensive income	$4,992	$24,773	$8,795	$29,494

CACI INTERNATIONAL INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.	Basis of Presentation

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited condensed consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2000.

Certain reclassifications have been made to the prior period's financial statements to conform to the current presentation (see also Note C).

B.	Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of $3,631,000 and $2,817,000 at December 31, 2000 and June 30, 2000, respectively. Accounts receivable are classified as follows:

(dollars in thousands)	December 31, 2000	June 30, 2000

Billed receivables
Billed receivables	$105,862	$90,491
Billable receivables at end of period	12,997	13,013

Total billed receivables	118,859	103,504

Unbilled receivables
Unbilled pending receipt of contractual documents authorizing billing	20,017	14,341
Unbilled retainages and fee withholds expected to be billed within the next 12 months	28	59

	20,045	14,400
Unbilled retainages and fee withholds expected to be billed beyond the next 12 months	5,355	3,814

Total unbilled receivables	25,400	18,214

Total accounts receivable	$144,259	$121,718

The Company has a commercial relationship with Globalstar Communications, L.P. ("Globalstar"). Globalstar recently announced that it had stopped paying principal and interest on credit facility, vendor financing agreements and Senior Notes, as well as preferred dividends in an effort to prolong its liquidity so that it may extend its service offering. The accounts receivables due from Globalstar at December 31, 2000 were approximately $1.8 million. It is not clear, at this time, what the collectibility of these receivables would be if Globalstar were to file a reorganization plan at some later date.

C.	Discontinued Operations
On November 2, 1999, the Company executed a letter of intent to sell its COMNET products business to Compuware Corporation. On December 15, 1999, the Company completed the sale of the net assets of the COMNET products business for $37 million in cash and $3 million in escrow to be received one year from the settlement date. This resulted in a net after tax gain for the Company of $21.1 million. Included in the gain was a net after tax loss from discontinued operations of $118 thousand for the period from November 3, 1999 to December 15, 1999. The consolidated statements of operations for prior periods have been restated for consistent presentation of discontinued operations. As of December 31, 2000, $2.2 million of the escrow principal had been received, plus interest.

D.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company's operations and liquidity.

E.	Acquisitions

On December 2, 2000, the Company completed its acquisition of the federal services business and related assets (the "Federal Services Business") of N.E.T. Federal, Inc., a subsidiary of Network Equipment Technologies, Inc., now doing business as net.com. The total consideration paid by the Company was $25.0 million in cash plus an additional $1.0 million to be held in an escrow fund for one year. Additional payments of up to $15 million may also be made based upon achievement of specific milestones. A royalty agreement also offers net.com an opportunity to earn approximately $10 million of additional consideration over a five-year period based on future performance. The purchase was financed from the Company's line of credit with a group of banks. The acquired business provides secure network services offerings including network engineering and design, implementation, installation and integration, as well as network maintenance and management. As part of this acquisition, approximately 185 employees transferred to CACI. Approximately $17.0 million of the purchase consideration has been allocated to goodwill, based upon the excess of the purchase price over the estimated fair value of net assets acquired, and is being amortized over 15 years. The Federal Services Businesses contributed revenue of $3.7 million for the period from December 2, 2000 to December 31, 2000.

On October 6, 2000, the Company acquired the contracts and selected assets of the special projects division ("Special Projects") of Radian International, LLC ("Radian"), a subsidiary of URS Corporation, for $1.3 million in cash. The purchase was financed from the Company's line of credit with a group of banks. Approximately $0.6 million of the purchase price has been allocated to goodwill and is being amortized over 10 years. The Special Projects division, which provides services to the intelligence community, contributed revenue of $0.4 million for the period from October 6, 2000 to December 31, 2000.

F.	Business Segment Information
The Company reports financial data in two segments: Information Systems Group ("ISG") and Marketing Systems Group ("MSG"). Operating results for the segments are as follows:

(dollars in thousands)	ISG	MSG	Other	Total

Quarter Ended December 31, 2000
Revenue from external customers	$123,908	$11,370	$162	$135,440
Pre-tax income (loss) from continuing operations	7,229	1,238	(656)	7,811

Quarter Ended December 31, 1999
Revenue from external customers	$109,600	$11,471	$-	$121,071
Pre-tax income (loss) from continuing operations	6,667	1,338	(881)	7,124

Six Months Ended December 31, 2000
Revenue from external customers	$239,980	$21,560	$195	$261,735
Pre-tax income (loss) from continuing operations	14,362	2,385	(1,801)	14,946

Six Months Ended December 31, 1999
Revenue from external customers	$217,008	$22,752	$-	$239,760
Pre-tax income (loss) from continuing operations	12,848	2,463	(1,612)	13,699

The "Other" column represents the elimination of intersegment revenue and corporate related items.

G.	Subsequent Event

On January 8, 2001, the Company entered into an interest rate swap agreement with the Bank of America with a notional amount of $25 million under which the Company will pay a fixed rate of interest and receive a floating rate of interest over the two year term of the interest rate swap agreement without the exchange of the underlying notional amounts. The interest rate swap agreement converted a portion of the line of credit facility debt from a floating rate obligation to a fixed rate obligation and will be accounted for as a hedge under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations For the Three and Six Months Ended December 31, 2000 and 1999.

Revenues. The table below sets forth revenues by customer segment with related percentages of total revenues for the three and six months ended on December 31, 2000, (FY2001) and December 31, 1999 (FY2000), respectively:

(dollars in thousands)	Second Quarter				First Six Months

	FY2001		FY2000		FY2001		FY2000

Department of Defense	$76,465	56.4%	$62,330	51.5%	$143,750	54.9%	$122,590	51.1%
Federal Civilian Agencies	34,298	25.3%	31,010	25.6%	71,346	27.2%	63,846	26.6%
Commercial	16,874	12.5%	16,567	13.7%	33,396	12.8%	32,853	13.7%
State & Local Governments	7,803	5.8%	11,164	9.2%	13,243	5.1%	20,471	8.6%

Total	$135,440	100.0%	$121,071	100.0%	$261,735	100.0%	$239,760	100.0%

Revenue. For the three months and six months ended December 31, 2000, the Company's total revenue increased by 12%, or $14.4 million and by 9% or $22.0 million, respectively, over the same periods last year. Revenue growth in the quarter and six month periods came primarily from both Department of Defense ("DoD") and Federal Civilian Agencies, but was offset by the absence of almost $9.5 million of Y2K revenue from the State and Local Governments business. The April 1, 2000 acquisition of substantially all the assets of Century Technologies, Incorporated (CENTECH) ("CENTECH") contributed $6.4 million and $13.1 million, and XEN Corporation ("XEN"), acquired February 1, 2000, contributed $2.1 million and $4.3 million in revenues over the three and six month periods ended December 31, 2000. The acquisition of the Federal Services Buisness on December 2, 2000, contributed $3.7 million in revenue. The acquisition of the Special Projects division on October 6, 2000 contributed $0.4 million in revenue.

DoD revenue increased 23% or $14.1 million for the quarter and 17% or $21.2 million for the first six months of FY2001. This growth was due in part to higher levels of systems integration and managed network services business as well as increased use of the GSA schedule contracts.

Revenue from Federal Civilian Agencies increased 11% or $3.3 million for the quarter and 12% or $7.5 million for the first six months of FY2001 as compared to the same periods a year ago. Approximately 50% of Federal Civilian Agencies revenue is derived from the Department of Justice ("DoJ"), for whom the Company provides litigation support services and is developing an automated debt collection system.

Revenue for DoJ was $16.3 million and $34.9 million for the quarter and six months ended December 31, 2000, as compared to $17.9 million and $36.8 for the same periods in FY2000. The decrease stems primarily from the movement of major litigation from the discovery phase to trial and pre-trial phases. The level of effort is anticipated to return to the historical run rate during the second half of the year. The overall increase in Federal Civilian Agency revenue was mainly generated from continued growth in managed network services and GSA schedule contracts.

Commercial revenue, which is primarily derived from the Marketing Systems Group in the United Kingdom, increased slightly for both the quarter and six months over the same periods a year ago. The slower than anticipated growth rate was primarily due to the impact of foreign exchange rate fluctuations during the year.

Revenue from State and Local Governments decreased 30% or $3.4 million and 35% or $7.2 million for the three and six months ended December 31, 2000, respectively, over the same periods a year ago. This is primarily due to the reduced level of Y2K business.

The following table sets forth the relative percentage that certain items of expense and earnings bore to revenues for the quarter and six months ended December 31, 2000 and December 31, 1999, respectively.

	Dollar Amount (in thousands)				Percentage of Revenue

	Second Quarter		First Six Months		Second Quarter		First Six Months

	FY01	FY00	FY01	FY00	FY01	FY00	FY01	FY00

Revenue	$135,440	$121,071	$261,735	$239,760	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Direct costs	81,887	71,516	157,848	141,257	60.5%	59.1%	60.3%	58.9%
Indirect costs & selling expenses	41,370	38,590	80,796	77,079	30.5%	31.9%	30.9%	32.2%
Depreciation & amortization	2,165	1,880	4,136	3,740	1.6%	1.6%	1.6%	1.6%
Goodwill amortization	1,275	915	2,426	1,829	0.9%	0.7%	0.9%	0.7%

Total operating expenses	126,697	112,901	245,206	223,905	93.5%	93.3%	93.7%	93.4%

Operating income	8,743	8,170	16,529	15,855	6.5%	6.7%	6.3%	6.6%
Interest expense	932	1,046	1,583	2,156	0.7%	0.8%	0.6%	0.9%

Earnings before income taxes	7,811	7,124	14,946	13,699	5.8%	5.9%	5.7%	5.7%
Income taxes	3,045	2,779	5,828	5,343	2.3%	2.3%	2.2%	2.2%

Income from continuing operations	4,766	4,345	9,118	8,356	3.5%	3.6%	3.5%	3.5%

Discontinued operations
Loss from operations of discontinued COMNET products business	-	(125)	-	(320)	-	(0.1)%	-	(0.1)%

Gain of disposal of COMNET products business	-	21,134	-	21,134	-	17.4%	-	8.8%

Net Income	$4,766	25,354	9,118	29,170	3.5%	20.9%	3.5%	12.2%

Income from Operations. Operating income increased 7% and 4% for the quarter and six months ended December 31, 2000 as compared to the same periods a year ago. This is due to the 12% and 9% growth in revenue for the second quarter and first half of FY2001, respectively, along with the Company's ability to control its indirect costs and selling expenses.

Direct costs for the second quarter and first half of FY2001 increased 15% and 12%, respectively, as compared to the same periods a year ago. Direct costs include direct labor and other direct costs such as equipment purchases, subcontractor costs and travel expenses. The largest component of direct costs, direct labor, was $41.1 million and $34.4 million for the second quarter of FY2001 and FY2000, respectively. For the six months ended December 31, 2000 and 1999, direct labor was $80.7 million and $68.8 million, respectively. Other direct costs were $40.8 million and $37.1 million for the second quarters of FY2001 and FY2000, respectively, and $77.2 million versus $72.4 million for the first six months of FY2001 and FY2000, respectively.

Indirect costs and selling expenses include fringe benefits, marketing, bid and proposal costs, indirect labor, and other discretionary costs, most of which are highly variable. As a percentage of revenue, indirect costs have decreased due to the impact of higher other direct costs on revenue for the second quarter and first six months of FY2001, as well as the Company's ability to contain indirect costs.

Depreciation and amortization rose 15% or $285 thousand for the quarter and 11% or $396 thousand for the six months ended December 31, 2000, as compared to a year ago. This growth was primarily due to the purchases of computer equipment and software licenses. As a percentage of revenue, depreciation and amortization has remained constant as compared to a year ago.

Goodwill amortization expense has increased $360 thousand for the second quarter and $597 thousand for the first half of FY2001 as compared to the same periods a year ago, due primarily to the XEN and CENTECH acquisitions in the prior fiscal year and the acquisitions in the current year of the Federal Services Business and the Special Projects division.

Interest Expense. Interest expense decreased $114 thousand for the quarter and $573 thousand for the first six months of FY2001 as compared to the same periods in FY2000. This decrease was due primarily due to the reduction of the Company's line of credit using the proceeds from the sale of the COMNET products business in December 1999. For the six months of FY2001, average borrowings were $41.7 million as compared to $65.3 million in FY2000. In the second quarter of FY2001, average borrowings were $50.1 as compared to $65.2 million a year ago.

Income Taxes. The effective income tax rate for both the quarter and six months ended FY2001 and FY2000 has remained constant at 39%.

Liquidity and Capital Resources

Historically, the Company's positive cash flow from operations and available credit facilities provided adequate liquidity and working capital to fully fund the Company's operational needs and support its acquisition activities. Working capital was $85.1 million and $69.8 million as of December 31, 2000 and June 30, 2000, respectively. The increase in working capital in the first six months is due primarily to the Company borrowing under its line of credit for acquisition activities which resulted in higher current asset balances. Operating activities provided cash of $5.8 million for the first six months of FY2001 versus using cash of $2.4 million for the same period in FY2000. The increase in cash provided by operating activities since the prior year is primarily related to the timing of cash disbursements. Also, tax payments normally applied on a quarterly basis have been deferred to the later quarters.

The company used $34.1 million in cash from investing activities for the six months ended December 31, 2000 versus generating $31.2 million for the same period a year ago. The cash used in investing activities for FY2001 was primarily for the acquisition of the Federal Services Business and Special Projects. The cash generated in FY2000 was due primarily to the sale of the COMNET products business.

During the six months ended December 31, 2000, the Company's financing activities provided cash of approximately $30.2 million. This was primarily from an increase of $35.4 million in borrowings under the Company's revolving line of credit, net of the purchase of 345,000 shares of treasury stock for $7.2 million. Over the same period last year, the Company used the cash from the sale of the COMNET products business to pay down its line of credit.

The Company maintains an unsecured revolving line of credit which expires on June 19, 2003. The agreement permits borrowings of up to $125 million with annual sublimits on amounts borrowed for acquisitions. The Company also maintains a 500,000 British pound sterling unsecured line of credit in London, England, which expires in November 2001. At December 31, 2000, the Company has approximately $62.0 million available under its lines of credit.

The Company believes that the combination of internally generated funds, available bank borrowings and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

John Chrysogelos v. V.L. Salvatori, et al

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000, for the most recent information concerning this lawsuit filed in the Chancery Court for the State of Delaware on September 3, 1999. The suit sets forth both class and derivative claims alleging that the Registrant's Directors breached their fiduciary and other duties to the Registrant and its stockholder actions by (i) adopting by-law amendments specifying procedures for stockholder actions by consent and calling of special meetings; and (ii) failing to evaluate and fairly respond to a premium cash offer to purchase the stock of the Registrant

Since the filing of Registrant's report indicated above, the parties have filed a joint motion to dismiss the case and are awaiting the Court's final order of dismissal.

Parsow Partnership, Ltd., de al v. J.P. London, et al

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000, for the most recent information concerning the lawsuit filed in the Chancery Court for the State of Delaware on November 10, 1999. The suit alleges that the Board of Directors and senior management of the Registrant had solicited proxies in violation of Section 14 (a) and 20 (2) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 14 (a-9) promulgated thereunder.

Since the filing of the Registrant's report indicated above, the parties have reached agreement on a settlement and are awaiting the Court's final dismissal of the action.

Item 4. Submission of Matters to a Vote of Security Holders

On November 14, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, all management nominees were elected to serve as directors; the stockholders approved an amendment to the Company's 1996 Stock Incentive Plan adding 500,000 shares for possible award under the plan; and the appointment of Deloitte & Touche, LLP as independent auditors for the current fiscal year was ratified.

Item 5. Other Information

Forward Looking Statements

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and United Kingdom; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects in the event of a priority need for funds; government contract procurement (such as bid protest) and termination risks; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and competition to hire and retain employees; our ability to complete acquisitions appropriate to achievement of our strategic plans; material changes in laws or regulations applicable to our businesses including, but not limited to the application of new OSHA Ergonomic Standards; our own ability to achieve the objectives of near term or long range business plans; and other risks described in the Company's Securities and Exchange Commission filings.

Item 6. Exhibits and Reports on Form 8-K

The Registrant filed a Current Report on Form 8-K on December 15, 2000, in which the Registrant reported that it had completed its acquisition of the Federal Services Business and related assets of N.E.T. Federal, Inc.

CACI INTERNATIONAL INC AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit Number	Title

11	Computation of Basic and Diluted Earnings Per Share

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc

Registrant

		By:	/s/

Date:	February 8, 2001		Dr. J. P. London Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

		By:	/s/

Date:	February 8, 2001		Stephen L. Waechter Chief Financial Officer and Treasurer> (Principal Financial Officer)

		By:	/s/

Date:	February 8, 2001		Michael J. McDermott Corporate Controller (Principal Accounting Officer)