Form 10-Q
period 2001-03-31
CACI INTERNATIONAL INC /DE/
filed 2001-05-14
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 30, 2001: CACI International Inc Common Stock, $0.10 par value, 11,305,574 shares.

CACI INTERNATIONAL INC AND SUBSIDIARIES

PART 1

FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2001 and 2000

Condensed Consolidated Statements of Operations (Unaudited) for the Nine Months Ended March 31, 2001 and 2000

Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and June 30, 2000

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2001 and 2000

Consolidated Financial Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended March 31, 2001 and 2000

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits & Reports on Form 8-K

SIGNATURES

INDEX TO EXHIBITS

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended March 31,

	2001	2000

Revenues	$148,195	$122,112

Costs and expenses
Direct costs	91,764	70,751
Indirect costs and selling expenses	42,638	40,572
Depreciation and amortization	2,202	2,066
Goodwill amortization	1,491	938

Total operating expenses	138,095	114,327

Operating income	10,100	7,785
Interest expense	983	539

Income before income taxes	9,117	7,246
Income taxes	3,556	2,827

Net income	$5,561	$4,419

Basic earnings per share	$0.49	$0.39

Average shares outstanding	11,301	11,428

Diluted earnings per share	$0.48	$0.38

Average shares and equivalent shares outstanding	11,507	11,693

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Nine Months Ended March 31,

	2001	2000

Revenues	$409,930	$361,871

Costs and expenses
Direct costs	249,612	212,008
Indirect costs and selling expenses	123,434	117,651
Depreciation and amortization	6,338	5,806
Goodwill amortization	3,917	2,767

Total operating expenses	383,301	338,232

Operating income	26,629	23,639
Interest expense	2,566	2,695

Income before income taxes	24,063	20,944
Income taxes	9,384	8,170

Income from continuing operations	14,679	12,774

Discontinued operations
Income (loss) from operations of discontinued COMNET products business(less applicable income tax benefit of $0 and $280, respectively)	-	(320)

Gain on disposal of COMNET products business including provision of $118 for operating losses during phase-out-period(less applicable income taxes of $0 and $13,512 respectively)	-	21,134

Net income	$14,679	$33,588

Basic earnings per share

Income from continuing operations	$1.30	$1.14
Loss from discontinued operations of COMNET products business	-	(0.03)
Gain on disposal of COMNET products business	-	1.88

Net Income	$1.30	$2.99

Average shares outstanding	11,299	11,242

Diluted earnings per share

Income from continuing operations	$1.28	$1.11
Loss from discontinued operations of COMNET products business	-	(0.03)
Gain on disposal of COMNET products business	-	1.83

Net Income	$1.28	$2.91

Average shares and equivalent shares outstanding	11,475	11,530

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2001	June 30, 2000

ASSETS	(unaudited)

Current assets
Cash and equivalents	$8,177	$4,931
Accounts receivable:
Billed	109,956	103,504
Unbilled	21,646	14,400

Total accounts receivable	131,602	117,904

Deferred income taxes	351	235
Deferred contract costs	1,541	1,488
Prepaid expenses and other	7,432	7,372

Total current assets	149,103	131,930

Property and equipment, net	15,784	15,039

Accounts receivable, long term	5,609	3,814
Goodwill	89,664	75,402
Other assets	12,384	7,024
Deferred income taxes	2,428	2,788

Total assets	$274,972	$235,997

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$14,906	$7,087
Other accrued expenses	18,777	28,258
Accrued compensation and benefits	29,427	20,043
Income taxes payable	4,621	1,707
Deferred income taxes	3,757	5,021

Total current liabilities	71,488	62,116

Note payable, long-term	51,000	28,263
Deferred rent expenses	1,185	1,025
Deferred income taxes	118	125
Other long-term obligations	996	2,500

Shareholders' equity
Common stock - $.10 par value, 40,000,000 shares authorized, 15,189,000 shares, and 15,007,000 shares issued	1,519	1,501
Capital in excess of par	22,078	19,716
Retained earnings	151,676	136,997
Cumulative currency translation adjustments	(4,188)	(2,584)
Treasury stock, at cost (3,884,000 and 3,526,000 shares)	(20,900)	(13,662)

Total shareholders' equity	150,185	141,968

Total liabilities & shareholders' equity	$274,972	$235,997

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended March 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,679	$33,588
Reconciliation of net income to net cash provided by (used in) operating activities
Depreciation and amortization	10,255	8,606
Provision (benefit) for deferred income taxes	(898)	3,537
Gain on disposal of COMNET products business	-	(21,252)

Changes in operating assets and liabilities
Accounts receivable	(7,335)	(7,199)
Prepaid expenses and other assets	14	586
Deferred contract costs	(224)	632
Accounts payable and accrued expenses	(3,925)	(5,184)
Accrued compensation and benefits	8,951	(3,614)
Other long-term obligations	(1,504)	(268)
Deferred rent expense	160	230
Income taxes (receivable) payable	2,833	(9,194)

Net cash provided by (used in) operating activities	23,006	468

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment	(6,518)	(7,647)
Purchase of businesses	(28,763)	(3,996)
Proceeds from sale of division	-	37,000
Capitalized software cost and other	(1,924)	(1,755)

Net cash provided by (used in) investing activities	(37,205)	23,602

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds under line-of-credit	159,499	138,103
Payments under line-of-credit	(136,762)	(155,705)
Proceeds from stock options	2,379	6,454
Purchase of common stock for treasury	(7,238)	819

Net cash provided by (used in) financing activities	17,878	(11,967)

Effect of changes in currency rates on cash and equivalents	(433)	(104)

Net increase (decrease) in cash and equivalents	3,246	11,999
Cash and equivalents, beginning of period	4,931	2,403

Cash and equivalents, end of period	$8,177	$14,402

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net	$4,900	$12,532

Interest paid during the period	$2,499	$2,878

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2001	2000	2001	2000

Net income	$5,561	$4,419	$14,679	$33,588

Currency translation adjustment	(1,281)	(318)	(1,604)	6

Comprehensive income	$4,280	$4,101	$13,075	$33,594

CACI INTERNATIONAL INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.	Basis of Presentation

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

Total accounts receivable are net of allowance for doubtful accounts of $3,526,000 and $2,817,000 at March 31, 2001 and June 30, 2000, respectively. Accounts receivable are classified as follows:

(dollars in thousands)	March 31, 2001	June 30, 2000

Billed receivables
Billed receivables	$104,540	$90,491
Billable receivables at end of period	5,416	13,013

Total billed receivables	109,956	103,504

Unbilled receivables
Unbilled pending receipt of contractual documents authorizing billing	21,626	14,341
Unbilled retainages and fee withholds expected to be billed within the next 12 months	20	59

	21,646	14,400
Unbilled retainages and fee withholds expected to be billed beyond the next 12 months	5,609	3,814

Total unbilled receivables	27,255	18,214

Total accounts receivable	$137,211	$121,718

The Company has a commercial relationship with Globalstar Communications, L.P. ("Globalstar"). Globalstar recently announced that it had stopped paying principal and interest on credit facility, vendor financing agreements and Senior Notes, as well as preferred dividends in an effort to prolong its liquidity so that it may extend its service offering. We have renegotiated payment terms and received payment for substantially all services rendered to Globalstar as of March 31, 2001. Current terms provide for advance payment based on an estimate of actual billing. Amounts at risk, should Globalstar file for a reorganization, would be minimized to the difference between advance payment and actual costs incurred plus any termination expense.

C.	Discontinued Operations

On December 15, 1999, the Company completed the sale of the net assets of the COMNET products business for $37 million in cash and $3 million in escrow to be received one year from the settlement date. This resulted in a net after tax gain for the Company of $21.1 million. Included in the gain was a net after tax loss from discontinued operations of $118 thousand for the period from November 3, 1999 to December 15, 1999. The consolidated statements of operations for prior periods have been restated for consistent presentation of discontinued operations. As of March 31, 2001, all $3.0 million of the escrow principal has been paid to the Company together with accrued interest.

D.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company's operations and liquidity.

E.	Acquisitions

On December 2, 2000, the Company completed its acquisition of the federal services business and related assets (the "Federal Services Business") of N.E.T. Federal, Inc., a subsidiary of Network Equipment Technologies, Inc., doing business as net.com. The total consideration paid by the Company was $25.0 million in cash plus an additional $1.0 million to be held in an escrow fund for one year. Additional payments of up to $15 million may also be made based upon achievement of specific milestones. A royalty agreement also offers net.com an opportunity to earn approximately $10 million of additional consideration over a five-year period based on future performance. The purchase was financed from the Company's line of credit with a group of banks. The acquired business provides secure network services offerings including network engineering and design, implementation, installation and integration, as well as network maintenance and management. As part of this acquisition, approximately 185 employees transferred to CACI. Approximately $19.3 million of the purchase consideration has been allocated to goodwill, based upon the excess of the purchase price over the estimated fair value of net assets acquired, and is being amortized over 15 years. The Federal Services Businesses contributed revenue of $15.7 million for the period from December 2, 2000 to March 31, 2001.

On October 6, 2000, the Company acquired the contracts and selected assets of the special projects division ("Special Projects Business") of Radian International, LLC ("Radian"), a subsidiary of URS Corporation, for $1.3 million in cash. The purchase was financed from the Company's line of credit with a group of banks. Approximately $0.6 million of the purchase price has been allocated to goodwill and is being amortized over 10 years. The Special Projects Business, which provides services to the intelligence community, contributed revenue of $0.7 million for the period from October 6, 2000 to March 31, 2001.

F.	Business Segment Information

The Company reports financial data in two segments: Information Systems Group ("ISG") and Marketing Systems Group ("MSG"). Operating results for the segments are as follows:

(dollars in thousands)	ISG	MSG	Other	Total

Quarter Ended March 31, 2001
Revenue from external customers	$135,544	$12,666	$(15)	$148,195
Pre-tax income (loss) from continuing operations	9,422	1,277	(1,582)	9,117

Quarter Ended March 31, 2000
Revenue from external customers	$110,865	$11,247	$-	$122,112
Pre-tax income (loss) from continuing operations	6,964	1,166	(884)	7,246

Nine Months Ended March 31, 2001
Revenue from external customers	$375,525	$34,226	$179	$409,930
Pre-tax income (loss) from continuing operations	23,784	3,664	(3,385)	24,063

Nine Months Ended March 31, 2000
Revenue from external customers	$327,872	$33,999	$-	$361,871
Pre-tax income (loss) from continuing operations	19,811	3,629	(2,496)	20,944

The "Other" column represents the elimination of intersegment revenue and corporate related items.
G.	Subsequent Event

On April 1, 2001 , CACI Limited sold its Interconnect Billing and Accounting System product ("IBAS") to Cerillion Technologies, Ltd. for $1.4 million cash plus additional deferred compensation based on future performance of the business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations For the Three and Nine Months Ended March 31, 2001 and 2000.

Revenues.

The table below sets forth revenues by customer segment with related percentages of total revenues for the three and nine months ended on March 31, 2001, (FY2001) and March 31, 2000 (FY2000), respectively:

(dollars in thousands)
	Third Quarter				First Nine Months

	FY2001		FY2000		FY2001		FY2000

Department of Defense	$88,567	59.8%	$61,105	50.0%	$232,317	56.7%	$183,694	50.7%
Federal Civilian Agencies	37,302	25.2%	37,725	30.9%	108,648	26.5%	101,571	28.1%
Commercial	17,032	11.4%	16,244	13.3%	50,428	12.3%	49,097	13.6%
State & Local Governments	5,294	3.6%	7,038	5.8%	18,537	4.5%	27,509	7.6%

Total	$148,195	100.0%	$122,112	100.0%	$409,930	100.0%	$361,871	100.0%

Revenue. For the three months and nine months ended March 31, 2001, the Company's total revenue increased by 21%, or $26.0 million, and by 13% or $48.0 million, respectively, over the same periods last year. Revenue growth in the quarter and nine months came primarily from the Department of Defense ("DoD"), but was offset by a decrease of $1.7 million and $9.0 million in revenue from the State and Local Governments business, for the quarter and nine months ended, respectively. The acquisition of Century Technologies, Incorporated (CENTECH) ("CENTECH") on April 1, 2000, contributed $6.4 million and $19.5 million; XEN Corporation ("XEN"), acquired February 1, 2000, contributed $0.7 million and $5 million; the Federal Services Business acquired on December 2, 2000, contributed $12 million and $15.7 million, and the Special Projects Business, acquired on October 6, 2000, contributed $0.3 million and $0.7 million in revenues over the three and nine month periods ended March 31, 2001.

DoD revenue increased 45%, or $27.5 million for the quarter and 26%, or $48.6 million, for the first nine months of FY2001. This growth was due primarily to higher levels of network and engineering services business.

Revenue from Federal Civilian Agencies decreased by 1%, or $0.4 million for the quarter but increased 7%, or $7.1 million, for the first nine months of FY2001. Approximately 50% of Federal Civilian Agencies revenue is derived from the Department of Justice ("DoJ"), for whom the Company provides litigation support services and is developing and implementing an automated debt collection system. Revenue from DoJ was $17.9 million and $54.6 million for the quarter and nine months ended March 31, 2001, as compared to $18.6 million and $55.4 million for the same periods in FY2000. The decrease in DoJ revenue stems primarily from the movement of major litigation from the discovery phase to trial and pre-trial phases. The overall increase in Federal Civilian Agency revenue was mainly generated from continued growth in managed network services and GSA schedule contracts.

Commercial revenue, which is primarily derived from the Marketing Systems Group in the United Kingdom, increased slightly for both the quarter and nine months over the same periods a year ago. The slower than anticipated growth rate was primarily due to the impact of foreign exchange rate fluctuations during the year.

Revenue from the State and Local Government business decreased 25%, or $1.7 million, and 33% or $9.0 million, for the three and nine months ended March 31, 2001, respectively, over the same periods a year ago. This is primarily due to the reduced level of Y2K business.

The following table sets forth the relative percentage that certain items of expense and earnings bore to revenues for the quarter and nine months ended March 31, 2001 and March 31, 2000, respectively.

Dollar Amount (in thousands)					Percentage of Revenue

	Third Quarter		First Nine Months		Third Quarter		First Nine Months

	FY01	FY00	FY01	FY00	FY01	FY00	FY01	FY00

Revenue	$148,195	$122,112	$409,930	$361,871	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Direct costs	91,764	70,751	249,612	212,008	61.9%	57.9%	60.9%	58.6%
Indirect costs & selling expenses	42,638	40,572	123,434	117,651	28.8%	33.2%	30.1%	32.5%
Depreciation & amortization	2,202	2,066	6,338	5,806	1.5%	1.7%	1.5%	1.6%
Goodwill amortization	1,491	938	3,917	2,767	1.0%	0.8%	1.0%	0.8%

Total operating expenses	138,095	114,327	383,301	338,232	93.2%	93.6%	93.5%	93.5%

Operating income	10,100	7,785	26,629	23,639	6.8%	6.4%	6.5%	6.5%
Interest expense	983	539	2,566	2,695	0.6%	0.5%	0.6%	0.7%

Earnings before income taxes	9,117	7,246	24,063	20,944	6.2%	5.9%	5.9%	5.8%
Income taxes	3,556	2,827	9,384	8,170	2.4%	2.3%	2.3%	2.3%

Income from continuing operations	5,561	4,419	14,679	12,774	3.8%	3.6%	3.6%	3.5%

Discontinued operations
Loss from operations of discontinued COMNET products business	-	-	-	(320)		-		(0.1%)

Gain on disposal of COMNET products business	-	-	-	21,134		-		5.8%

Net Income	$5,561	$4,419	$14,679	$33,588	3.8%	3.6%	3.6%	9.2%

Income from Operations. Operating income increased 30% and 13% for the quarter and nine months ended March 31, 2001 as compared to the same periods a year ago. This is due to the 21% and 13% growth in revenue for the third quarter and first nine months of FY2001, respectively, along with the Company's ability to control its indirect costs and selling expenses.

Direct costs for the third quarter and first nine months of FY2001 increased 30% and 18%, respectively, as compared to the same periods a year ago. Direct costs include direct labor and other direct costs such as equipment purchases, subcontractor costs and travel expenses. The largest component of direct costs, direct labor, was $45.5 million and $37.4 million for the third quarters of FY2001 and FY2000, respectively. For the nine months ended March 31, 2001 and 2000, direct labor was $126.1 million and $106.3 million, respectively. Other direct costs were $46.3 million and $33.3 million for the third quarters of FY2001 and FY2000, respectively, and $123.5 million versus $105.8 million for the first nine months of FY2001 and FY2000, respectively.

Indirect costs and selling expenses include fringe benefits, marketing, bid and proposal costs, indirect labor, and other discretionary costs, most of which are highly variable. As a percentage of revenue, indirect costs have decreased due to the impact of higher other direct costs on revenue for the third quarter and first nine months of FY2001, as well as the Company's ability to contain indirect costs.

Depreciation and amortization rose 7%, or $136 thousand, for the quarter and 9%, or $532 thousand, for the nine months ended March 31, 2001, as compared to a year ago. This growth was primarily due to the purchases of computer equipment and software licenses. As a percentage of revenue, depreciation and amortization has remained constant as compared to a year ago.

Goodwill amortization expense increased $553 thousand for the third quarter and $1.2 million and for the first nine months of FY2001 as compared to the same periods a year ago. This was due primarily to the XEN and CENTECH acquisitions in the prior fiscal year and the acquisitions in the current year of the Federal Services Business and the Special Projects Business.

Interest Expense. Interest expense increased $444 thousand for the quarter, but decreased $129 thousand for the first nine months of FY2001 as compared to the same periods in FY2000. The increase for the quarter was primarily due to the purchase of Federal Services Business. For the third quarter of FY2001, average borrowings were $57.8 as compared to $28.5 million a year ago. In the first nine months of FY2001, average borrowings were $47.1 million as compared to $52.2 million in FY2000.

Income Taxes. The effective income tax rate for both the quarter and nine months ended FY2001 and FY2000 has remained constant at 39%.

Liquidity and Capital Resources

Historically, the Company's positive cash flow from operations and available credit facilities provided adequate liquidity and working capital to fully fund the Company's operational needs and support its acquisition activities. Working capital was $77.6 million and $69.8 million as of March 31, 2001 and June 30, 2000, respectively. The increase in working capital in the first nine months was due primarily to acquisition activities, which resulted in higher current asset balances. Operating activities provided cash of $23.0 million for the first nine months of FY2001 versus $0.5 million for the same period in FY2000. In FY2000, the Company made a disbursement in connection with payment of taxes on the proceed of the sale of the COMNET products business.

The company used $37.2 million in cash from investing activities for the nine months ended March 31, 2001 versus generating $23.6 million for the same period a year ago. The cash used in investing activities for FY2001 was primarily directed to the acquisitions of the Federal Services Business and Special Projects Business. The cash generated in FY2000 was due primarily to the sale of the COMNET products business.

During the nine months ended March 31, 2001, the Company's financing activities provided cash of approximately $17.9 million. This came primarily from an increase of $22.7 million in borrowings under the Company's revolving line of credit, net of the purchase of 357,000 shares of treasury stock for $7.2 million. Over the same period last year, the Company used the cash from the sale of the COMNET products business to pay down its line of credit.

The Company maintains an unsecured revolving line of credit which expires on June 19, 2003. The agreement permits borrowings of up to $125 million with annual sublimits on amounts borrowed for acquisitions. The Company also maintains a 500,000 British pound sterling unsecured line of credit in London, England, which expires in November 2001. At March 31, 2001, the Company has $74.0 million available under its lines of credit.

The Company believes that the combination of internally generated funds, available bank borrowings and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

John Chrysogelos v. V.L. Salvatori, et al.

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Report on Form 10-Q for the quarter ended December 31, 2000, for the most recent information concerning this lawsuit filed in the Chancery Court for the State of Delaware on September 3, 1999. The suit sets forth both class and derivative claims alleging that the Registrant's Directors breached their fiduciary and other duties to the Registrant and its stockholder actions by (i) adopting by-law amendments specifying procedures for stockholder actions by consent and calling of special meetings; and (ii) failing to evaluate and fairly respond to a premium cash offer to purchase the stock of the Registrant

Since the filing of Registrant's report indicated above, the Court has issued a final order dismissing the case.

Parsow Partnership, Ltd., de al v. J.P. London, et al.

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Report on Form 10-Q for the quarter ended December 31, 2000, for the most recent information concerning the lawsuit filed in the Chancery Court for the State of Delaware on November 10, 1999. The suit alleges that the Board of Directors and senior management of the Registrant had solicited proxies in violation of Section 14 (a) and 20 (2) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 14 (a-9) promulgated thereunder.

Since the filing of the Registrant's report indicated above, the Court has issued a final order dismissing the case.

Appeal of CACI International Inc, ASBCA No. 53058

On September 27, 2000, the Registrant filed an appeal with the Armed Services Board of Contract Appeals ("ASBCA") challenging the Defense Information Systems Agency's ("DISA") denial of its claim for breach of contract damages. Registrant's appeal seeks damages arising from DISA's breach of license agreement pursuant to which the Defense Department agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by Registrant's wholly-owned subsidiary, CACI, INC.-FEDERAL, for the period from September 2, 1994 through April 22, 1998. By decision of March 22, 2001 in the companion case of GAP Instrument Corporation, ASBCA No. 51658 (2001), the ASBCA held that the Government's failure to conduct all electronic data interchanges exclusively through certified value-added networks constituted a breach of contract. As a result, unless the GAP Instrument decision is overturned on appeal, Registrant will pursue collection of its damages which are substantial and which could have a material impact on the Company's earnings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders during the fiscal quarter ended March 31, 2001.

Item 5. Other Information

Forward Looking Statements

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and United Kingdom (including the potential economic impact from livestock related diseases); changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business with the Department of Justice, the Federal Aviation Agency, the Defense Information Systems Agency and others and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects in the event of a priority need for funds; government contract procurement (such as bid protest) and termination risks, including the possible discontinuance of the U.S. Government's Tobacco litigation; the results of the appeal of CACI International Inc. ASBCA No. 53058; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and competition to hire and retain employees; our ability to complete acquisitions appropriate to achievement of our strategic plans; material changes in laws or regulations applicable to our businesses; our own ability to achieve the objectives of near term or long range business plans; and other risks described in the Company's Securities and Exchange Commission filings.

Item 6. Exhibits and Reports on Form 8-K

•	The Registrant filed a Current Report on Form 8-K/A on February 13, 2001, in which the Registrant amended Items 7(a)(1) and 7(b)(2) of the current report on Form 8-K filed on December 15, 2000.

CACI INTERNATIONAL INC AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit Number	Title

11	Computation of Basic and Diluted Earnings Per Share

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc

Registrant

		By:	/s/

Date:	5-08-01		Dr. J. P. London Chairman of the Board,Chief Executive Officer and Director (Principal Executive Officer)

		By:	/s/

Date:	5-08-01		Stephen L. Waechter Chief Financial Officer and Treasurer> (Principal Financial Officer)

		By:	/s/

Date:	5-08-01		Michael J. McDermott Corporate Controller (Principal Accounting Officer)