Form 10-K405
period 2001-06-30
CACI INTERNATIONAL INC /DE/
filed 2001-09-26
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No __.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 2001, was approximately $429,306,000.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of August 31, 2001: CACI International Inc Common Stock, $.10 par value, 11,433,174 shares.

Documents Incorporated by Reference

(1) The information relating to directors and officers contained in the proxy statement of the Registrant to be filed in connection with its 2001 Annual Meeting of Stockholders is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K.

BUSINESS INFORMATION

Unless the context indicates otherwise, the terms "the Company" and "CACI" as used in Parts I and II, include both CACI International Inc and its wholly-owned subsidiaries. The term "the Registrant", as used in Parts I and II, refers to CACI International Inc only.

PART I

Item 1. Business

Background

CACI International Inc (the "Registrant") was organized as a Delaware corporation under the name of "CACI WORLDWIDE, INC." on October 8, 1985. By a merger effected on June 2, 1986, the Registrant became the parent of CACI, Inc., a Delaware corporation, and CACI N.V., a Netherlands corporation. Effective April 16, 2001, CACI, Inc. was merged into its wholly-owned subsidiary, CACI, INC.-FEDERAL, such that Registrant is now the corporate parent of CACI, INC.-FEDERAL, a Delaware corporation, and CACI, N.V., a Netherlands corporation.

The Registrant is a holding company and its operations are conducted through wholly-owned subsidiaries, which are located in the U.S. and Europe.

Overview

CACI founded its business in 1962 in simulation technology, and has strategically diversified within the information technology ("IT") and communications industries. With 2001 revenue of $564 million, CACI serves clients in the government and commercial markets primarily throughout North America and the United Kingdom. The Company delivers IT and communications solutions to clients through four areas of expertise or lines of business: systems integration, managed network services, document technology and engineering services. Through these lines of business, the Company provides comprehensive, practical IT and communications solutions by adapting emerging technologies and continually evolving legacy strengths in such areas as information assurance and security, reengineering, logistics and engineering support, automated debt management systems and services, litigation support systems and services, product data management, software development and reuse, voice, data and video communications, simulation and planning, financial and human resource systems and geo-demographic and customer data analysis. As a result of these broad capabilities, many of the Company's client relationships have existed for five years or more.

The Company's high quality service has enabled it to sustain high rates of repeat business and long-term client relationships and also to compete effectively for new clients and new contracts. The Company is organized to seek competitive business opportunities and has designed its operations to support major programs through centralized business development and business alliances. CACI has structured its new business development organization to respond to the competitive marketplace, particularly within the federal government, and supports that activity with full-time marketing, sales, communications, and proposal development specialists.

The Company's primary markets -- both domestic and international -- are agencies of national governments, major corporations and state and local governments. The demand for CACI's services in large measure is created by the increasingly complex network, systems and information environment in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity and, ultimately, performance.

At June 30, 2001, CACI employed approximately 5,000 people. This total includes approximately 400 part time employees. The Company currently operates from its headquarters at Three Ballston Plaza, 1100 North Glebe Road, Arlington, Virginia. CACI has operating offices and facilities in over 88 other locations throughout the United States and Western Europe.

Domestic Operations

CACI's domestic operations are conducted through a number of subsidiaries, and account for all of the domestic revenue generated by the Company. Domestically, the Company provides IT and communications solutions through all four of its major lines of business: systems integration, managed network services, document technology and engineering services. Generally, the solutions offered domestically are applied by clients to improve their organizational performance by enhancing system infrastructures.

Systems integration offerings combine current systems with new technologies or integrate hardware and software from multiple sources to enhance operations and save time and money. Systems integration services include planning, designing, implementing and managing solutions that resolve specific technical or business needs; extracting core business logic from existing systems and preserving it for migration to more modern environments; helping clients visualize possible changes in processes and systems before implementation; combining data and technology in software products and services that provide strategic information on customers, buying patterns and market trends; and web-enabling systems and applications, bringing the power of the Internet to clients and system users.

Managed network services offerings include a complete suite of solutions for total life cycle support of global networks. These offerings include planning and building voice, video and data networks; managing network communications infrastructures; operating network systems, including monitoring codes, traffic, security, and fault isolation and resolution; and assuring that information is secure from unauthorized interception and intrusion during its storage and transmission.

Document technology offerings encompass a range of information management tools and enabling technologies, including Internet-based user interfaces, commercial off-the-shelf software, and workflow management systems. These technologies enable users to automate all aspects of document administration, including warehousing, retrieving, and sharing, while improving processes, enhancing support and allowing organizations to achieve higher operational efficiencies and mission effectiveness.

Engineering services offerings enable clients to standardize and improve the way they manage the logistical life cycles of systems, products, and material assets, resulting in cost savings and increased productivity. They also provide acquisition support, prototype development and integration, software design and integration, and training in the use of analytical and collaboration tools for the U.S. intelligence community. The solutions provided are often coupled with the Company's simulation and programming services to deliver advanced logistics planning solutions to the aerospace and defense industries.

In fashioning solutions utilizing the technologies of each of these lines of business, the Company makes extensive use of its wide array of modeling and simulation products and services, thereby enabling clients to visualize the impact of proposed changes or new technologies before implementation. The Company's simulation offerings address client needs in the areas of military training and war-gaming, air traffic control, logistics, manufacturing, wide area networks, including satellites and land lines, local area networks, the study of business processes, and the design of distributed computer systems architecture.

International Operations

CACI's international operations are conducted primarily through the Company's major operating subsidiary in Europe, CACI Limited, and account for all revenue generated from international clients and substantially all of the Company's commercial revenue. CACI Limited is headquartered in London, England, and operates primarily in support of the Company's systems integration line of business.

The Company's international systems integration offerings focus primarily on planning, designing, implementing and managing solutions that resolve specific technical or business needs for commercial clients in the telecommunications, financial services, and transportation industries, and combining data and technology in software products and services that provide strategic information on customers, buying patterns and market trends for clients who are engaged in retail sales of consumer products, direct marketing campaigns, franchise or branch site location projects, and similar requirements.

Major Markets and Significant Activities

CACI operates in an industry that includes many highly competitive firms, some of which are larger in size and have greater financial resources. The Company obtains much of its business on the basis of proposals submitted in response to requests from potential and current customers, who may also request proposals from other firms. Additionally, the Company faces indirect competition from certain government agencies that perform services for themselves similar to those marketed by CACI. The Company knows of no single competitor that is dominant in its fields of technology. The Company has a relatively small share of the available worldwide market for its products and services and intends to achieve growth in part through increasing market share.

The Company is one of the larger public corporations in its segment of the information technology industry. Although the Company is a supplier of proprietary computer-based simulation technology products and marketing systems products in both the U.S. and the U.K., CACI is not primarily a software product developer-distributor (See discussion following on Patents, Trademarks, Trade Secrets and Licenses). Over 96% of the Company's revenue in 2001 was derived from the delivery of information technology and communications services.

CACI offers substantially its entire range of information systems, technical and communications services and proprietary products to defense and civilian agencies of the U.S. Government. In order to do so, the Company must maintain expert knowledge of agency policies and operations. The Company's work for U.S. Government agencies may combine a wide range of skills drawn from its major lines of business, including information systems design, development and maintenance, systems engineering, telecommunications, logistics sciences, information assurance and security, weapons systems engineering, simulation, automated documented management, litigation support and debt management. The Company occassionally contracts with the governments of other nations.

CACI is a leading supplier of automated information systems for state management of vehicle titles and registrations, licensing and wheeled vehicle revenue support, and management of false alarm billing and housing registration systems. The Company also offers software, systems integration and independent validation and verification services to this market on a selective basis.

The Company's commercial client base consists primarily of large corporations (normally characterized as the "Fortune 1000" and its U.K. equivalent). This market is the primary target of the Company's proprietary software and database products both domestically and internationally.

Decisions regarding contract awards by the Company's government clients typically are based on assessment of the quality of past performance, responsiveness to proposal requirements, price, and many other factors.

The Company has the capability to combine comprehensive knowledge of client challenges with significant expertise in the design, integration, development and implementation of advanced information technology and communications solutions. This capability provides CACI with opportunities either to compete directly for, or to support large equipment manufacturers in competition for, multi-million dollar contracts from the U.S. Government.

CACI has strategic business relationships with many companies associated with the information technology industry. These strategic partners have business objectives compatible with those of the Company, and offer products and services that complement CACI's. The Company intends to continue development of these kinds of relationships wherever they support its growth objectives.

Marketing and new business development for the Company are conducted by virtually all officers and managers of the Company, including the Chief Executive Officer, executive officers, vice presidents, and division and department managers. The Company employs marketing professionals who support targeting of major contract opportunities, primarily in the federal government market. The Company's proprietary software and marketing systems are sold primarily by full time sales people. The Company also has established agreements for the sale of certain third party software and data products in specified domestic and international markets.

Much of the Company's business is won through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment. With respect to bids for government work, however, in most cases the client specifies the terms and conditions and form of contract. In situations where the client-imposed contract type and/or terms appear to expose the Company to inappropriate risk, the Company may seek alternate arrangements or opt not to bid for the work. Essentially all contracts with the United States Government, and many contracts with other government entities, permit the government client to terminate the contract at any time for the convenience of the government or for default by the contractor. Although the Company operates under the risk that such terminations may occur and have a material impact on operations, throughout the Company's 39 years of operations such terminations have been rare and, generally, have not materially affected operations. As with other government contractors, the Company's business is subject to government client funding decisions and actions that are beyond its control. CACI's contracts and subcontracts are composed of a wide range of types, including firm fixed-priced, cost reimbursement, time-and-materials, indefinite delivery/indefinite quantity ("IDIQ") and General Services Administration ("GSA") schedule contracts. By Company policy, fixed-price contracts require the approval of at least two senior officers of the Company.

At any one time, the Company may have several hundred separate active contracts and/or task orders. In 2001, the ten top revenue-producing contracts accounted for 48.0% of CACI's revenue, or $270 million. One contract for automated litigation support to the Civil Division of the U.S. Department of Justice ("DoJ"), accounted for 10.4% of total 2001 Company revenue.

In 2001, 84.1% of CACI's revenue came from U.S. Government contracts. Of that total, 57.7% of the Company's revenue came from U.S. Department of Defense ("DoD") contracts, 13.2% from contracts with DoJ, and 13.2% from other civilian agency government clients. The remaining 15.9% of revenue came from commercial business, both domestic and international, and state and local contracts, as well as proprietary product and data sales.

Although the Company is continuously working to diversify its client base, it will aggressively seek additional work from the DoD. In 2001, DoD revenue grew by 30.2%, or $75.3 million, primarily as a result of the February 1, 2000 acquisition of XEN Corporation ("XEN"), the April 1, 2000 acquisition of substantially all of the business assets of Century Technologies, Incorporated (CENTECH) ("CENTECH"), and the December 2, 2000 acquisition of the federal services business and related assets (the "Federal Services Business") of N.E.T. Federal, Inc., a subsidiary of Network Equipment Technologies, Inc., now doing business as net.com.

The Company believes it is the largest supplier of litigation support and related automation and network services to the U.S. Government through its document technology line of business. It intends to seek additional litigation support work from the U.S. Government and believes it offers significant economies to the government in this field. The Company also provides automated debt management support services to DoJ and is seeking to expand this service into other government agencies and commercial clients.

On December 15, 1999, the Company completed the sale of the net assets of its COMNET products business for $37 million in cash and $3 million in escrow, all of which has been received at this date. This resulted in a net after tax gain for the Company of $1.5 million and $21.1 million for years 2001 and 2000 respectively. Included in the gain was a net after tax loss from discontinued operations of $118 thousand for the period from November 3, 1999 to December 15, 1999. The consolidated statements of operations for prior periods have been restated for consistent presentation of discontinued operations.

During the past three fiscal years, the Company examined a number of opportunities and completed the acquisitions described below. As noted above, on December 2, 2000, the Company purchased the Federal Services Business and related assets of N.E.T. Federal, Inc. ("Federal Service Business") for $25 million in cash plus $1.0 million paid within six months after closing and an additional $1.0 million to be held in escrow for twelve months. Additional payments of up to $13 million may also be made based upon achievement of specific milestones, of which $2.5 million has been paid as of the end of June 30, 2001. The acquired business increases the Company's capabilities in managed network services, fits the Company's plan for growth in the federal market and complements current offerings to federal and commercial clients. On October 6, 2000, the Company acquired the contracts and selected assets of the special projects division ("Special Projects Business") of Radian International, LLC ("Radian"), a subsidiary of URS Corporation, for $1.3 million. The Special Projects division provides services to the intelligence community which complement the Company's growing base of business for that market. On April 1, 2000, the Company purchased substantially all of the assets of CENTECH for $7.7 million. This acquisition enhanced the Company's capabilities in network services and complemented the Company's offerings to federal and commercial clients. On February 1, 2000, the Company acquired all the common stock of XEN for $4.3 million. The XEN acquisition augmented the Company's services offerings to the intelligence community, DoD and the U.S. Navy. On November 13, 1998, the Company purchased all of the outstanding stock of QuesTech, Inc., now know as CACI Technologies, Inc., for $42 million. This acquisition expanded the Company's domestic business with DoD and provided new opportunities in the areas of network security and information assurance.

The Company also made two acquisitions over the past three years to bolster its domestic marketing systems business. On September 23, 1999, the Company purchased the assets of MapData Online International Ltd. and Digital MapData Online Ltd. (collectively, "MapData") for $0.6 million. MapData provided demographic software which, when bundled with the Company's existing products, enhanced the Company's capabilities in the U.S. market. On August 13, 1998, the Company purchased substantially all of the assets of Information Decision Systems ("IDS") for $2.6 million. IDS provided Internet access to demographic site information and by doing so enhanced the Company's share of the U.S. demographic information market.

Seasonal Nature of Business

The Company's business in general is not seasonal, although the summer and winter holiday seasons affect Company revenue because of the impact of holidays and vacations on the Company's labor sales and on product and service sales by the Company's international operations. Variations in the Company's business also may occur at the expiration of major contracts until such contracts are renewed or new business obtained.

CACI Employment and Benefits

The Company's employees are its most valuable resource. It is in continuing competition for highly skilled professionals in virtually all of its high technology areas. The success and growth of CACI's business are significantly correlated with its ability to recruit, train, promote and retain high quality people at all levels of the organization.

For these reasons, the Company endeavors to maintain competitive salary structures, incentive compensation programs, fringe benefits, opportunities for growth, and individual recognition and award programs. These benefits vary among the Company's subsidiaries, but generally include paid vacations and holidays, medical, dental and life insurance, tuition reimbursement for job-related education and training, and other benefits under various retirement savings and stock purchase plans.

The Company has published policies that set high standards for the conduct of its business. It also requires all of its employees, consultants, officers, and directors annually to execute and affirm the Company's published Code of Ethics and Business Conduct Standards, or Director Code of Ethics, as applicable.

Research and Development

During fiscal years 2001, 2000, and 1999, the Company incurred $831,000, $1,523,000 and $2,258,000, respectively, for research and development.

Patents, Trademarks, Trade Secrets and Licenses

The Company owns one patent in the United States and one patent in Canada. While the Company believes its patents are valid, it does not consider that its business is dependent on patent protection in any material way.

CACI claims copyright, trademark and proprietary right in each of its proprietary computer software and data products and the related documentation. The Company presently owns approximately 30 registered trademarks and service marks in the U.S. and 44 registered trademarks and service marks in other countries, primarily the U.K. All of the Company's registered trademarks and service marks may be renewed indefinitely. In addition, the Company asserts copyrights in essentially all of its electronic and hard copy publications, its proprietary software and data products and in software produced at the expense of the U.S. Government, which rights can be maintained for up to 75 years. Because most of the Company's business involves providing services to government entities, the Company's operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although its international operations and U.S. marketing systems business make use of such protections and benefit from them as discriminators in competition. CACI is also a party to agreements that give it the right to distribute computer software, data and other products owned by other companies, and to receive income from those products. As a systems integrator, it is important that the Company maintain access to software, data and products supplied by such third parties, but the Company generally has experienced little difficulty in doing so. The durations of such agreements vary according to the terms of the agreements themselves.

The Company maintains a number of trade secrets that contribute to its success and competitive distinction and endeavors to accord such trade secrets protection adequate to ensure their continuing availability exclusively to the Company. While retaining continuing protection of its trade secrets and vital confidential information is important, the Company is not materially dependent on maintenance of any specific trade secret or group of trade secrets.

Backlog

The Company's backlog as of June 30, 2001 was $1.1 billion, of which $292 million was funded for orders believed to be firm. Total backlog as of June 30, 2000 was $.96 billion, of which $280 million were funded orders. The source of backlog is primarily contracts with the U.S. Government. It is presently anticipated that all of the firm backlog will be filled during the fiscal year ending June 30, 2002.

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

Fiscal Year Ended June 30,	Firm Fixed-Price	%	Time-and- Materials	%	Cost Reimbursable	%	Total

2001	$113,554	20.1%	$332,955	59.1%	$117,301	20.8%	$563,810
2000	$94,575	19.3%	$277,827	56.6%	$118,071	24.1%	$490,473
1999	$82,679	19.1%	$263,895	60.9%	$86,875	20.0%	$433,449

As of June 30, 2001, CACI leased office space at 84 U.S. locations containing an aggregate of approximately 966,000 square feet located in 24 states and the District of Columbia. In two countries outside the U.S., CACI leased four offices containing about 25,000 square feet. CACI's leases expire primarily within the next four years, with the exception of two leases in Chantilly, Virginia, that will expire within the next 9 years. In most cases, CACI anticipates that leases will be renewed or replaced by other leases.

All of CACI's offices are in modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

As of June 30, 2001, CACI International Inc maintained its corporate headquarters in approximately 89,000 square feet of space at 1100 North Glebe Road, Arlington, Virginia. See Note 9, Commitments and Contingencies, to the Notes to Consolidated Financial Statements, for additional information regarding the Company's lease commitments.

Item 3. Legal Proceedings

Appeal of CACI International Inc, ASBCA No.53058

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, for the most recently filed information concerning the appeal filed on September 27, 2000, with the Armed Services Board of Contract Appeals ("ASBCA") challenging the Defense Information Systems Agency's ("DISA") denial of its claim for breach of contract damages. The Registrant's appeal seeks damages arising from DISA's breach of license agreement pursuant to which the Department of Defense agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by Registrant's wholly-owned subsidiary, CACI, INC.-FEDERAL, for the period from September 2, 1994 through April 22, 1998. By decision of March 22, 2001, in the companion case of GAP Instrument Corporation, ASBCA No. 51658 (2001), the ASBCA held that the Government's failure to conduct all electronic data interchanges exclusively through certified value-added networks constituted a breach of contract. As a result, unless the GAP Instrument decision is overturned on appeal, Registrant will pursue collection of its damages, which are substantial and which could have a material impact on the Company's earnings.

Since the filing of Registrant's reports indicated above, there has been no change in the status of the appeal.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended June 30, 2001, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The Registrant's Common Stock became publicly traded on June 2, 1986, replacing paired units of common stock of CACI, Inc. and beneficial interests in common shares of CACI N.V. which had been traded in the over-the-counter market.

From July 1, 2000 to June 30, 2001, the ranges of high and low sales prices of the common shares of the Registrant quoted on the Nasdaq National Market System for each quarter during this period were as follows:

	2001		2000
Quarter	High	Low	High	Low

1st	$25.500	$16.750	$23.625	$20.250
2nd	$24.500	$19.125	$24.000	$19.750
3rd	$28.125	$22.188	$30.250	$20.750
4th	$47.000	$26.625	$30.125	$18.250

The Registrant has never paid a cash dividend. The present policy of the Registrant is to retain earnings to provide funds for the operation and expansion of its business. The Registrant does not intend to pay any cash dividends at this time.

At August 31, 2001, the number of record stockholders of the Registrant's Common Stock was approximately 637.

The selected financial data set forth below is derived from the audited financial statements of the Company for the years ended June 30, 2001, 2000, 1999, 1998 and 1997. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements of the Company and the notes thereto included as Item 8 in this Form 10-K. On December 15, 1999, the Company sold its COMNET products business to Compuware. Operating results from the Company's discontinued operations are shown in Note 12, Discontinued Operations, of the Notes to Consolidated Financial Statements.

(dollars in thousands, except per share)

Income Statement Data

Year Ended June 30,	2001	2000	1999	1998	1997

Revenue	$563,810	$490,473	$433,449	$316,864	$264,283
Operating Expenses	526,470	458,281	405,846	298,308	247,210
Income from continuing operations	20,756	17,598	14,554	10,643	9,573
Net Income	$22,301	$38,412	$14,170	$11,715	$10,072

Earnings per common and common share equivalent:
Average shares outstanding	11,317	11,310	10,896	10,779	$10,504
Basic:
Income from continuing operations	$1.83	$1.56	$1.34	$0.99	$0.91

Net Income	$1.97	$3.40	$1.30	$1.09	$0.96

Average shares and equivalent shares outstanding	11,528	11,577	11,220	11,153	11,005
Diluted:
Income from continuing operations	$1.80	$1.52	$1.30	$0.95	$0.87

Net Income (1)	$1.93	$3.32	$1.26	$1.05	$0.92

(1)	Computed on the basis described in Note 1, Earnings Per Share, of the Notes to Consolidated Financial Statements.

Balance Sheet Data

(dollars in thousands)

June 30,	2001	2000	1999	1998	1997

Total assets	$284,731	$235,997	$221,712	$163,060	$118,860
Long-term obligations	55,230	31,913	67,027	31,231	10,568
Working capital	81,961	62,492	66,726	54,878	42,014
Stockholders' equity	160,205	141,968	98,937	84,327	70,774

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

The table below sets forth, for the periods indicated, the customer mix in revenue with related percentages of total revenue.

(dollars in thousands)	2001		2000		1999

Department of Defense	$325,118	57.7%	$249,776	50.9%	$216,573	50.0%
Federal Civilian Agencies	149,205	26.4	141,393	28.8	130,766	30.2
Commercial	66,949	11.9	66,109	13.5	63,837	14.7
State & Local Government	22,538	4.0	33,195	6.8	22,273	5.1

Total	$563,810	100.0%	$490,473	100.0%	$433,449	100.0%

Revenue. For the year ended June 30, 2001, the Company's total revenue increased by $73.3 million, or 15%. The increase was primarily in the managed network services business, as a result of the combination of internal growth and the acquisition of the Federal Services Business. Total revenue in 2000 increased by $57.0 million, or 13%, from $433.4 million to $490.5 million. This increase was primarily due to acquisitions made during 2000 and to a 5% internal growth rate mainly in the Department of Defense ("DoD") and state and local markets.

All of the Company's acquisitions have been accounted for using the purchase method of accounting and the results of their operations have been included in the Company's revenue since the date of acquisition. Acquisitions made during the last two years accounted for $53 million of the 2001 revenue growth. As previously described, on February 1, 2000, the Company acquired all of the outstanding common stock of XEN. In 2001, XEN contributed $5 million in revenue. On April 1, 2000, the Company purchased substantially all the assets of CENTECH. CENTECH contributed revenue of $19.5 million in 2001. On December 2, 2000, the Company acquired the Federal Services Business. The Federal Services Business contributed revenue of $27.6 million in 2001. On October 6, 2000, the Company acquired the contracts and selected assets of the Special Projects Business, which contributed $.9 million of revenue in 2001.

Revenue from the DoD increased 30.2%, or $75.3 million, for 2001 as compared to 2000. In 2000, DoD revenue increased 15.3%, or $33.2 million, as compared to 1999. DoD revenue growth from 1999 to 2001 is primarily due to growth in the managed network services derived from both internal growth and the acquisition of the Federal Services Business.

Revenue from Federal Civilian Agencies increased 5.5%, or $7.8 million, for 2001 as compared to 2000. Approximately 50% of Federal Civilian Agency revenue was derived from DoJ, for whom the Company provides litigation support services and is developing and implementing an automated debt collection system. Revenue from DoJ was $74.4 million, $73.6 million and $75.0 million in 2001, 2000 and 1999, respectively. In 2001, the Company experienced increased revenue growth of 10.3%, or $7 million, from Federal Civilian Agencies other than DoJ as compared to 2000. The increase was primarily due to Department of State contracts.

Commercial revenue, which is primarily derived from the international operations in the United Kingdom, increased slightly by $.8 million, or 1.3%, as compared to 2000. The slower than anticipated growth rate was primarily due to the impact of a decrease in the average foreign exchange rate for the year of approximately 10% compared to 2000. In 1999, commercial revenue increased by 12.7%, or $7.2 million. The increase was primarily the result of growth in the sales of territory optimization and marketing analysis software products and services.

As a percentage of total revenue, state and local governments revenue has decreased significantly from $33.2 million in 2000 to $22.5 million in 2001. The decrease is attributable primarily to the reduced level of Y2K remediation business.

A significant part of the Company's growth over the past two years was primarily due to the expansion of the managed network services and intelligence community work.

Results of Operations. The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

	2001	2000	1999

Revenue	100.0%	100.0%	100.0%

Costs and expenses
Direct costs	61.0	58.8	58.7
Indirect & selling expenses	29.9	32.2	32.5
Depreciation & amortization	1.6	1.6	1.7
Goodwill amortization	0.9	0.8	0.7

Total operating expenses	93.4	93.4	93.6

Income from operations	6.6	6.6	6.4
Interest expense	0.6	0.7	0.9

Income before income taxes	6.0	5.9	5.5
Income taxes	2.4	2.3	2.2

Income from continuing operations	3.6%	3.6%	3.3%

Income from Operations. Operating income increased 16.0% for 2001 as compared to 2000. This was due to 15.0% growth in revenue and a relative reduction in indirect expenses as a percentage of revenue. In 2000, the Company reported a 16.6% increase in operating income, which was primarily due to a 13.1% growth in revenue and a relative reduction in indirect expenses.

During the last three years, as a percentage of revenue total direct costs were 61.0%, 58.8% and 58.7%. Direct costs include direct labor and other direct costs such as equipment purchases, subcontract costs and travel expenses. The largest component of direct costs, direct labor, was $172.3 million, $147.1 million and $125.9 million in 2001, 2000 and 1999, respectively. Other direct costs were $171.7 million, $141.2 million and $128.6 million in 2001, 2000 and 1999, respectively, which have grown over the three-year period as the Company has obtained a higher number of prime contracts that experience an increased level of other direct costs.

Indirect costs and selling expenses include fringe benefits, marketing and bid & proposal costs, indirect labor, and other discretionary costs. Most of these expenses are highly variable and have grown in proportion with the growth in revenue. As a percentage of revenue, indirect costs were 29.9%, 32.2% and 32.5% for 2001, 2000 and 1999, respectively. Such continued decline is due to the impact of higher other direct costs on revenue.

Depreciation and amortization of property and equipment increased $0.8 million, from $8.0 million in 2000 to $8.8 million in 2001. The increase of $0.7 million in 2000 from 1999 was primarily due to property and equipment acquired for CACI's Vision & Solutions Center TM, its new financial software system and certain leasehold improvements.

Goodwill amortization increased $1.4 million in 2001 as a result of acquisitions. The current year acquisition of Federal Services Business resulted in incremental goodwill expense of $0.7 million. The remaining $0.7 million increase in goodwill amortization came from acquisitions made in 2000. In 2001, XEN and CENTECH contributed $0.1 million and $0.6 million of additional goodwill amortization expense, respectively. In 1999, goodwill amortization increased $0.6 million due to the acquisitions of QuesTech, IDS and Government Systems, Inc. ("GSI").

Interest expense for 2001 remained the same as 2000, at $3.3 million. Although borrowings increased by $20.6 million in 2001 as compared to 2000, interest rates decreased, thus resulting in no significant change in interest expense in 2001.

The effective income tax rates in 2001, 2000 and 1999 were 39.0%, 39.0% and 39.1%, respectively.

Effects of Inflation

Approximately 21% of the Company's business is conducted under cost-reimbursable contracts which automatically adjust revenue to cover costs increased by inflation. Over 59% of the business is under time-and-materials contracts where labor rates are often fixed for several years. The Company generally has been able to price these contracts in a manner to accommodate the rates of inflation as experienced in recent years. The remaining portion of the Company's business is fixed-price and relates primarily to product sales or other short-term efforts that generally are not adversely affected by inflation.

Liquidity and Capital Resources

Historically, the Company's positive cash flow from operations and its available credit facilities have provided adequate liquidity and working capital to fully fund the Company's operational needs and support acquisition activities. Working capital was $82.0 million and $62.5 million as of June 30, 2001 and 2000, respectively. This $19.5 million increase in working capital was primarily due to higher accounts receivable attributable to revenue growth. Operating activities provided cash of $31.3 million and $19.9 million for 2001 and 2000, respectively. The increase in cash provided by operating activities was due to growth in earnings combined with lower tax payments in the current year. The Company made tax payments of $12.1 million in 2000 relating to the sale of its COMNET product business.

The Company used $39.2 million in investing activities in 2001 versus earnings of $10.9 million from investing activities for the same period last year. This change of $50.1 million was due primarily to investments used in the acquisitions of the Federal Services Business and Special Projects Business. In 2000, the sale of the COMNET products business generated $37 million in available funds. In 2001 the Company also had increased investment activity of approximately $2 million in internally developed software for external sale. Purchases of office and computer-related equipment of $8.7 million, $8.1 million and $7.5 million in 2001, 2000 and 1999, respectively, accounted for a significant portion of the remaining cash used in investing activities.

During 2001, the Company financed its investing activities from operating cash flow and from a net increase in borrowings of $20.6 million under its line of credit. In 2000, the Company had a decrease of $33.8 million in its borrowings due primarily to the cash generated from the sale of the COMNET products business.

In anticipation of continuing its strategy of acquisitions and in order to secure lower interest rates, on June 19, 1998 the Company executed a five-year unsecured revolving line of credit. The agreement permits borrowings of up to $125 million with annual sublimits on amounts borrowed for acquisitions. (See also Note 4 to the Notes to Consolidated Financial Statements.) The Company also maintains a 500,000 pound sterling unsecured line of credit in London, England, which expires in November 2001. At June 30, 2001, the Company had approximately $77 million available for borrowings under its lines of credit.

During 2001, the Company purchased 358,000 shares of Common Stock for Treasury at an aggregate price of $7.3 million.

The Company believes that the combination of internally generated funds, available bank borrowings and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

Forward Looking Statements

There are statements made herein which may not address historical facts and , therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and United Kingdom (including the potential economic impact from livestock related diseases); changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business with the Department of Justice, the Federal Aviation Agency, the Defense Information Systems Agency and others and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects in the event of a priority need for funds, particularly in connection with the response of the government to recent terrorist attacks on the United States; government contract procurement (such as bid protest) and termination risks, including the possible discontinuance of the U.S. Government's Tobacco litigation; the results of the appeal of CACI International Inc. ASBCA No. 53058; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and competition to hire and retain employees; our ability to complete and successfully integrate acquisitions appropriate to achievement of our strategic plans; material changes in laws or regulations applicable to our business; and our own ability to achieve the objectives of near term or long range business plans.

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

PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this Report
	1.	Financial Statements
		A.	Report of Independent Accountants
		B.	Consolidated Statements of Operations for the years ended June 30, 2001, 2000 and 1999
		C.	Consolidated Balance Sheets as of June 30, 2001 and 2000
		D.	Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999
		E.	Consolidated Statements of Shareholders' Equity for the years ended June 30, 2001, 2000 and 1999
		F.	Consolidated Statements of Comprehensive Income for the years ended June 30, 2001, 2000 and 1999
		G.	Notes to Consolidated Financial Statements

	2.	Supplementary Financial Data.

Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 2001, 2000 and 1999

(b)	Reports on Form 8-K
The Registrant filed a Current Report on Form 8-K on September 14, 2000, in which the Registrant reported that Peter A. Derow had been appointed to the Company's Board of Directors on August 29, 2000.
The Registrant filed a Current Report on Form 8-K on October 24, 2000, in which the Registrant reported that it had signed a definitive agreement to purchase the federal services business and related assets of N.E.T. Federal, Inc.
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
The Registrant filed a Current Report on Form 8-K on August 16, 2001, in which the Registrant reported that it had signed a letter of intent to acquire Digital Systems International Corporation.

(c)	Exhibits (listed by numbers corresponding to the exhibit table of Item 601 regulation S-K).
	(3)	Articles of Incorporation and By-laws:
		3.1	Certificate of Incorporation of the Registrant, as amended to date, is incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.
		3.2	By-laws of the Registrant, as amended to date, is incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.
	(4)	Instruments Defining the Rights of Security Holders:
		4.1	Clause FOURTH of the Registrant's Certificate of Incorporation, incorporated above as Exhibit 3.1.

	(10)	Material Contracts:
		10.1	Form of Stock Option Agreement between the Registrant and certain employees is incorporated by reference from Exhibit 10.6 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1991.
		10.2	Employment Agreement between the Registrant and Dr. J. P. London dated August 17, 1995, is incorporated by reference from Exhibit 10.3 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.
		10.3	The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registration Statement on Form S-8 filed with the Commission on January 24, 1997.
		10.4	The Revolving Credit Agreement dated June 19, 1998, between Registrant, NationsBank N.A., and certain other parties is incorporated by reference from Exhibit 10.8 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1998.
		10.5	The Acquisition Agreement dated as of July 30, 1998, between the Registrant, QuesTech, Inc. and CACI Acquisition Corporation is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 1998.
		10.6	Consulting and Separation Agreement between the Registrant and Ronald R. Ross, former President and Chief Operating Officer, dated August 10, 1999, as incorporated by reference from Exhibit 10.7 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1999.
		10.7	The Asset Purchase Agreement dated as December 15, 1999, between Compuware Corporation, CACI International Inc, CACI Products Company, CACI Development Company and CACI Products Company California, is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 1999.
		10.8	The Agreement and Plan of Merger dated as of January 28, 2000, between the Registrant, XEN Corporation and CACI Acquisition Corporation, is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2000.
		10.9	The Asset Acquisition Agreement dated as of March 16, 2000, between the Registrant, Century Technologies, Incorporated (CENTECH), and CACI, Inc., is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2000.
		10.10	The Asset Acquisition Agreement dated as of October 18, 2000, between the Registrant, N.E.T. Federal, Inc., Network Equipment Technologies, Inc., and CACI, INC.-FEDERAL is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2000.
	(11)	Computation of Earnings per Common and Common Equivalent Share.
	(21)	The significant subsidiaries of the Registrant, as defined in Section 1-02(w) of regulation S-X, are:
CACI, INC.-FEDERAL, a Delaware Corporation
(also does business as "CACI Marketing Systems", "Information Decision Systems", "Demographics on Call", "CACI IDS" and "CACI eBusiness Solutions")
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

IMS Services, Incorporated, a Maryland Corporation

Integrated Microcomputer Systems, Inc., a Maryland Corporation

CACI Technologies, Inc., a Virginia Corporation

CACI Technology Services, Inc., a Virginia Corporation

XEN Corporation, a Delaware Corporation

SECTION II

INDEPENDENT AUDITORS' REPORT

AND

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders
CACI International Inc
Arlington, Virginia

We have audited the accompanying consolidated balance sheets of CACI International Inc and subsidiaries (the Company) as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.

/s/ Deloitte & Touche

McLean, Virginia
August 14, 2001

CACI INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

Year ended June 30,	2001	2000	1999

Revenue	$563,810	$490,473	$433,449

Costs and expenses
Direct costs	343,992	288,378	254,486
Indirect costs and selling expenses	168,335	157,936	140,770
Depreciation and amortization	8,823	8,038	7,366
Goodwill amortization	5,320	3,929	3,224

Total operating expenses	526,470	458,281	405,846

Income from operations	37,340	32,192	27,603

Interest expense	3,315	3,346	3,713

Income before income taxes	34,025	28,846	23,890

Income taxes	13,269	11,248	9,336

Income from Continuing Operations	20,756	17,598	14,554

Discontinued Operations
Loss from operations from discontinued COMNET products business (less applicable income tax expense (benefit) of ($280) and ($245))	-	(320)	(384)

Gain on disposal of COMNET products business including provision of $118 for operating losses during phase-out period (less applicable income taxes of $855 and $13,512)	1,545	21,134	-

Net Income	$22,301	$38,412	$14,170

Earnings per common and common equivalent share:
Average shares outstanding	11,317	11,310	10,896

Basic:
Income from continuing operations	$1.83	$1.56	$1.34
Loss from discontinued operations	0.00	(0.03)	(0.04)
Gain on disposal	0.14	1.87	0.00

Net Income	$1.97	$3.40	$1.30

Average shares and equivalent shares outstanding	11,528	11,577	11,220
Diluted
Income from continuing operations	$1.80	$1.52	$1.30
Loss from discontinued operations	0.00	(0.03)	(0.04)
Gain on disposal	0.13	1.83	0.00

Net Income	$1.93	$3.32	$1.26

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

June 30,	2001	2000

ASSETS
Current assets
Cash and equivalents	$14,842	$4,931
Accounts receivable
Billed	114,953	98,178
Unbilled	11,038	12,404

Total accounts receivable	125,991	110,582

Deferred income taxes	407	235
Deferred contract costs	1,456	1,488
Prepaid expenses and other	8,562	7,372

Total current assets	151,258	124,608

Property and equipment, net	15,685	15,039
Accounts receivable, long-term	13,686	11,136
Goodwill	88,895	75,402
Other assets	12,898	7,024
Deferred income taxes	2,309	2,788

Total assets	$284,731	$235,997

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,532	$7,087
Other accrued expenses	28,322	23,843
Accrued compensation and benefits	26,866	24,458
Income taxes payable	156	1,707
Deferred income taxes	6,421	5,021
Total current liabilities	69,297	62,116

Note payable, long-term	48,888	28,263
Deferred rent expenses	1,286	1,025
Deferred income taxes	116	125
Other long-term obligations	4,940	2,500
Shareholders' equity
Common stock
$.10 par value, 40,000,000 shares authorized, 15,286,000 and 15,007,000 shares issued	1,529	1,501
Capital in excess of par	24,797	19,716
Retained earnings	159,298	136,997
Cumulative currency translation adjustments	(4,486)	(2,584)
Treasury stock, at cost (3,884,000 and 3,526,000 shares)	(20,934)	(13,662)

Total shareholders' equity	160,204	141,968

Total liabilities and shareholders' equity	$284,731	$235,997

See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

Year ended June 30,	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,301	$38,412	$14,170
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	14,143	11,967	10,878
(Gain) loss on sale of property and equipment	(15)	108	30
Provision for deferred income taxes	1,837	4,008	1,512
Gain from sale of COMNET product business	(1,545)	(21,252)	-

Changes in operating assets and liabilities
Accounts receivable	(9,870)	1,007	(10,023)
Prepaid expenses and other assets	(1,415)	(1,381)	(1,726)
Accounts payable and accrued expenses	2,820	1,505	2,169
Accrued compensation and benefits	1,986	(3,161)	4,589
Deferred rent expenses	153	332	(466)
Income taxes	(1,604)	(11,082)	(1,993)
Deferred contract costs	31	1,045	331
Other long-term obligations	2,498	(1,601)	(750)

Net cash provided by operating activities	31,320	19,907	18,721

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(8,717)	(8,090)	(7,507)
Purchase of businesses	(29,404)	(17,474)	(44,418)
Proceeds from sale of business	1,481	37,000	-
Proceeds from sale of property and equipment	19	16	9
Capitalized software costs and other	(2,547)	(521)	(195)

Net cash provided by (used in) investing activities	(39,168)	10,931	(52,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds under line of credit	208,763	168,614	200,630
Payments under line of credit	(188,138)	(202,420)	(168,361)
Proceeds from stock options	5,109	5,836	1,601
Purchase of common stock for treasury	(7,272)	-	-

Net cash provided by (used in) financing activities	18,462	(27,970)	33,870
Effect of exchange rates on cash and equivalents	(703)	(340)	(158)

Net increase in cash and equivalents	9,911	2,528	322
Cash and equivalents, beginning of year	4,931	2,403	2,081

Cash and equivalents, end of year	$14,842	$4,931	$2,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for income taxes, net of refunds	$8,768	$15,933	$7,909

Cash paid during the year for interest	$3,304	$3,599	$3,160

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands)

					Cumulative currency translation adjustments
			Capital in excess of par					Total shareholders' equity
	Common stock			Retained earnings		Treasury stock
	Shares	Amount				Shares	Amount

BALANCE, July 1, 1998	14,371	$1,437	$12,344	$84,415	$(207)	3,526	$(13,662)	$84,327

Net income	-	-	-	14,170	-	-	-	14,170
Currency translation adjustments	-	-	-	-	(1,161)	-	-	(1,161)
Exercise of stock options (including $834 income tax benefit)	128	13	1,588	-	-	-	-	1,601

BALANCE, June 30, 1999	14,499	1,450	13,932	98,585	(1,368)	3,526	(13,662)	98,937

Net income	-	-	-	38,412	-	-	-	38,412
Currency translation adjustments	-	-	-	-	(1,216)	-	-	(1,216)
Exercise of stock options (including $436 income tax benefit)	508	51	5,784	-	-	-	-	5,835

BALANCE, June 30, 2000	15,007	1,501	19,716	136,997	(2,584)	3,526	(13,662)	141,968

Net income	-	-	-	22,301	-	-	-	22,301
Currency translation adjustments	-	-	-	-	(1,902)	-	-	(1,902)
Exercise of stock options (including $1,967 income tax benefit)	279	28	5,081	-	-	-	-	5,109
Purchase of shares of Common Stock for Treasury	-	-	-	-	-	358	(7,272)	(7,272)

BALANCE, June 30, 2001	15,286	$1,529	$24,797	$159,298	$(4,486)	3,884	$(20,934)	$160,204

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

Year ended June 30,	2001	2000	1999

Net income	$22,301	$38,412	$14,170

Currency translation adjustment	(1,902)	(1,216)	(1,161)

Comprehensive income	$20,399	$37,196	$13,009

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

The Company is an international information systems and high technology services corporation. It delivers information technology and communications solutions through four areas of expertise or lines of business: systems integration, managed network services, document technology and engineering services. The Company provides these services in support of U.S. national defense and civilian agencies, agencies of foreign governments, state and local governments, and commercial enterprises.

Principles of Consolidation

The consolidated financial statements include the statements of CACI International Inc and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of the fee earned. Revenue on fixed-price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered plus expenses incurred. Revenue from software license sales under agreement is recognized upon delivery when there is no significant obligation to perform after the sale, but is recognized under the percentage-of-completion method when there is significant obligation for production, modification or customization after the sale. Revenue from maintenance support services is nonrefundable and is generally recognized on a straight-line basis over the term of the service agreement. Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined.

The Company's U.S. Government contracts (approximately 84% of total revenue in 2001) are subject to subsequent government audit of direct and indirect costs. The majority of such incurred cost audits have been completed through June 30, 1999. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of equipment has been provided over the estimated useful life of the respective assets of three to seven years, using the straight-line method. Leasehold improvements are generally amortized using the straight-line method over the respective remaining lease term or the useful life of the improvements, whichever is shorter.

June 30,	2001	2000

(dollars in thousands)

Equipment and furniture	$37,337	$47,868
Leasehold improvements	6,059	5,946

Property and equipment, at cost	43,396	53,814
Less accumulated depreciation and amortization	(27,711)	(38,775)

Total property and equipment, net	$15,685	$15,039

During 2001, the Company wrote off $10.6 million of fully depreciated assets and the related accumulated depreciation.

Deferred Contract Costs

Deferred contract costs include the cost of equipment acquired by the Company to provide communications services under contract. The costs are charged to expense as the associated service revenue is billed to the customer. As of June 30, 2001, total deferred costs of approximately $1.5 million are classified as a current asset, because this amount is expected to be recovered within the next twelve months.

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

Goodwill

The excess of cost over fair market value of net assets acquired is being amortized using the straight-line method, generally over 10 to 30 years. Accumulated amortization was $17,082,000 and $12,140,000 at June 30, 2001, and June 30, 2000, respectively. As of July 1, 2001, the Company adopted the Financial Accounting Standards Board ("FASB") Statement 142, "Goodwill and Other Intangible Assets".

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards.

U.S. income taxes have not been provided on $29,387,000 in undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. If such earnings were distributed to the United States, certain foreign tax credits would be available to reduce the associated tax liability.

Currency Translation

The assets and liabilities of the Company's foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The Company's primary practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. The net effect of such translation gains and losses is not included in determining net income, but is accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in determining net income.

Earnings Per Share

Statement of Financial Accounting Standards ("SFAS") No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share includes the incremental effect of stock options calculated using the treasury stock method.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements in order for them to conform to the current presentation.

New Accounting Pronouncements

On June 29, 2001, the FASB issued Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets", that amend APB Opinion No. 16, "Business Combinations", and supersede APB Opinion No. 17, "Intangible Assets". The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets. The Company has elected to implement FASB No. 141 and No. 142 as of July 1, 2001.

NOTE 2. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The costs for software development capitalized and amortized for the years ended June 30, 2001, 2000 and 1999, included on the Consolidated Balance Sheets as other assets, were as follows:

(dollars in thousands)	2001	2000	1999

Annual activity
Balance, beginning of year	$4,269	$1,548	$1,863
Capitalized during year	4,383	4,504	501
Amortized during year	(1,534)	(1,783)	(816)

Balance, end of year	$7,118	$4,269	$1,548

NOTE 3. ACCOUNTS RECEIVABLE

Total accounts receivable are net of allowance for doubtful accounts of $4,301,000 and $2,817,000 at June 30, 2001 and 2000, respectively. Accounts receivable are classified as follows:

(dollars in thousands)	2001	2000

Billed receivables
Billed receivables	$100,095	$85,165
Billable receivables at end of period	14,858	13,013

Total billed receivables	114,953	98,178

Unbilled receivables
Unbilled pending receipt of contractual documents authorizing billing	11,018	12,345
Unbilled retainages and fee withholdings expected to be billed within the next 12 months	20	59

	11,038	12,404

Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	13,686	11,136

Total unbilled receivables	24,723	23,540

Total accounts receivable	$139,676	$121,718

NOTE 4. NOTE PAYABLE

On June 19, 1998, the Company replaced an existing credit facility with a new five-year unsecured credit agreement which permits borrowings of up to $125 million with a sublimit of $55 million of borrowings in the first year for acquisitions and a sublimit of $40 million per year for acquisitions in subsequent years. The existing agreement permits similar borrowing options and interest rates as those offered by the prior agreement. The current LIBOR option is at the applicable period rate plus 0.375%. In addition, the Company pays a fee on the unused portion of the facility. The interest rate and unused portion fee are determined quarterly based on debt leverage ratio thresholds. The agreement contains customary financial covenants and ratios related to debt leverage, fixed charges coverage and net worth. Under this agreement, the Company had outstanding borrowings of $48,888,000 and $28,263,000 at June 30, 2001 and 2000, respectively. The applicable interest rate was 4.4% and 7.0% and at June 30, 2001 and 2000, respectively.

On January 8, 2001, the Company entered into an interest rate swap agreement with a notional amount of $25 million under which the Company will pay a fixed interest rate of 5.15% plus the applicable spread, currently 0.375% and receive the prevailing LIBOR interest rate, plus applicable spread over the two year term of the swap agreement without the exchange of the underlying notional amounts. Of the outstanding borrowings of $48,888,000 at June 30, 2001, $25,000,000 is covered by this swap agreement.

NOTE 5. INCOME TAXES

The provision (benefit) for income taxes for the years ended June 30, consists of:

(dollars in thousands)	2001	2000	1999

Current
Federal	$9,140	$5,056	$5,958
State and local	498	487	713
Foreign	1,794	1,697	1,153

Total current	11,432	7,240	7,824

Deferred
Federal	1,481	4,066	1,626
State and local	287	152	(129)
Foreign	69	(210)	15

Total deferred	1,837	4,008	1,512

Total	$13,269	$11,248	$9,336

A reconciliation of the income tax provision (benefit) and the amount computed by applying the statutory U.S. income tax rate of 35% for the years ended June 30, 2001, 2000, and 1999 is as follows:

(dollars in thousands)	2001	2000	1999

Amount at statutory U.S. rate	$11,909	$10,096	$8,361
State taxes, net of U.S. income tax benefit	499	415	351
Taxes on foreign earnings at different effective rates	(126)	(106)	(39)
Non-deductible goodwill	704	449	667
Other	283	394	(4)

Total	$13,269	$11,248	$9,336

Effective tax rate	39.0%	39.0%	39.1%

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities at June 30, 2001 and 2000, are as follows:

(dollars in thousands)	2001	2000

Deferred tax assets
Accrued vacation and other expenses	$4,284	$3,494
Appreciation of options	1,606	1,606
Accrued post-retirement obligations	228	421
Deferred rent	609	552
Other long-term obligations	-	367
Foreign transactions	291	109
Pension	41	31
Depreciation	300	413
Other	13	11

Total deferred tax assets	7,372	7,004

Deferred tax liabilities
Unbilled revenues	(4,930)	(4,746)
401(k)	(3,510)	(2,614)
Capitalized software	(2,481)	(1,348)
Goodwill	(398)	(368)
Other	126	(51)

Total deferred tax liabilities	(11,193)	(9,127)

Net deferred tax asset (liability)	$(3,821)	$(2,123)

NOTE 6. STOCK INCENTIVE PLAN

In 1996, the Company's shareholders approved an Employee Stock Incentive Plan (the "1996 Plan"), which replaced a 1986 Plan that expired. The 1996 Plan permits the award of incentive and non-qualified stock options, and stock grants to officers and employees of the Company. The 1996 Plan limited total awards and stock grants to 1,500,000 shares over the life of the 1996 Plan. In November 2000, the Board adopted, and the shareholders approved, an amendment to add 550,000 more shares to the 1996 Plan. Options for 1,873,000 shares have been granted under the 1996 Plan through June 30, 2001 and, with certain exceptions, one-third of the shares become exercisable each year over a three year period, beginning one year from the date of grant.

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

All awards granted under the 1996 Plan have been non-qualified stock options. The stock option exercises prices were at fair market value on the date of grant. Accordingly, no compensation cost has been recognized for stock option grants. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at grant dates for awards under those plans consistent with the method of accounting under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(dollars in thousands, except per share)	2001	2000	1999

Net income
As reported	$22,301	$38,412	$14,170
Pro forma	20,393	37,018	13,697
Diluted earnings per share
As reported	$1.93	$3.32	$1.26
Pro forma	1.77	3.20	1.22

The fair value of each option is estimated on the date of grant using the Black-Sholes option-pricing model with the following additional assumptions:

Year ended June 30,	2001	2000	1999

Dividend yield	0%	0%	0%
Volatility rate	36.4%	26.3%	36.4%
Discount rate	4.8%	5.3%	6.0%
Expected term (years)	5	5	5

Stock option activity and price information regarding the Plans follows:

(shares in thousands)	Number of Shares	Exercise Price			Weighted Average Exercise Price

Shares under option, July 1, 1998	1,183	1.87	-	20.28	10.14
Granted	375	15.41	-	18.81	17.27
Exercised	(128)	1.87	-	15.00	9.24
Forfeited	(51)	3.50	-	19.31	13.75

Shares under option, June 30, 1999	1,379	1.87	-	20.28	12.07
Granted	639	20.00	-	25.44	21.81
Exercised	(508)	1.87	-	25.44	9.45
Forfeited	(303)	15.00	-	22.38	19.63

Shares under option, June 30, 2000	1,207	1.87	-	25.44	16.62
Granted	409	16.94	-	38.19	20.31
Exercised	(280)	1.87	-	22.38	11.23
Expired	(4)	1.87	-	18.81	10.46
Forfeited	(219)	1.87	-	25.44	13.16

Shares under option, June 30, 2001	1,113	15.00	-	38.19	20.13

(shares in thousands)	Number of Shares	Exercise Price			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Shares under option, June 30, 2001	175	15.00	-	16.88	15.73	7.26
	182	16.94	-	18.81	18.21	7.54
	570	19.88	-	22.00	20.83	8.60
	96	22.13	-	22.50	22.43	8.76
	90	23.75	-	38.19	25.62	8.95

	1,113

Options exercisable, June 30, 2001	78	15.00	-	16.88	15.63
	41	16.94	-	18.81	18.76
	27	19.88	-	22.00	21.85
	23	22.13	-	22.50	22.43
	51	23.75	-	38.19	25.33

	220

NOTE 7. PENSION PLAN

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, the CACI $MART PLAN. Employees can contribute up to 15% (subject to certain statutory limitations) of their total compensation. The Company provides matching contributions equal to 50% of the amount of the employee's contribution, up to 6% of the employee's total fiscal year cash compensation. In addition, the Company may also make discretionary profit sharing contributions to the plan. Employer contributions vest to the employees according to a schedule entitling full vesting after five years of employment. The CACI $MART PLAN is qualified under the Internal Revenue Code, as determined by the Internal Revenue Service.

The Company maintains a non-qualified, defined contribution plan, the CACI International Inc Group Executive Retirement Plan, which is available to certain executives participating in the CACI $MART PLAN whose annual compensation exceeds the statutory limit of the qualified plan. The Company contributes 5% of such excess eligible compensation to eligible participants in the Group Executive Retirement Plan. Each participant is fully vested immediately in his account balance. The Company contributions vest 20% per year over a five year period.

The total consolidated expense for pension and Company contribution to the 401(k) plan and the Group Executive Retirement Plan for the years ended June 30, 2001, 2000 and 1999 was $4,820,000, $5,909,000 and $5,401,000, respectively. The Company funds the costs of the qualified plans as they accrue.

NOTE 8. OTHER LONG-TERM OBLIGATIONS

The Company has established a retirement benefit plan for certain executives. At June 30, 2001 the balance of the obligations by category are as follows:

(dollars in thousands)	2001

Accrued post-retirement obligations:
Group Health Plan	$258
Executive Life	250
Deferred Compensation	4,022

Total accrued post-retirement obligations	4,530
Other long-term obligations	410

Total	$4,940

Group Health Plan. CACI has provided for extended medical and dental benefit coverage to eligible employees, both former and active, and their dependents. The accumulated post-retirement benefit obligation represents the estimated present value of future claims by participants under this plan.

Executive Life. The Company maintains life insurance policies, covering certain officers, both former and active, through their lifetimes, in accordance with their respective employment agreements. The cost of the insurees' premiums is treated as compensation expense.

Deferred Compensation. Effective July 1, 2000, CACI established the CACI International Inc Group Executive Retirement Plan. This plan is available to certain executives under which they may defer compensation. Upon termination or retirement, account balances are paid to participants as taxable income. A corresponding investment asset representing an offset to the Deferred Compensation amount is recorded on the Company's books.

Other Long-Term Obligations. These consist primarily of amounts due to certain founders of QuesTech (no longer affiliated with Company as employees) under confidential settlement agreements. Payments under the agreements will continue through 2004.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire primarily over the next nine years.

The following is a schedule of future minimum lease payments under non-cancelable leases with a remaining term greater than one year as of June 30, 2001:

Year ended June 30	Operating Leases (dollars in thousands)

2002	$13,954
2003	13,011
2004	10,300
2005	7,382
2006	6,503
Thereafter	18,554

$69,704

Operating leases reflect the minimum lease payments net of a minimal amount of sub-lease income. Rent expense incurred from operating leases for the years ended June 30, 2001, 2000 and 1999 amounted to $13,750,000, $15,579,000, and $13,383,000, respectively.

NOTE 10. BUSINESS ACQUISITIONS

2001 Acquisitions

On December 2, 2000, the Company completed its acquisition of the federal services business and related assets (the "Federal Services Business") of N.E.T. Federal, Inc., a subsidiary of Network Equipment Technologies, Inc., doing business as net.com. The total consideration paid by the Company was $25.0 million in cash plus an additional $1.0 million paid within six months after closing and an additional $1.0 million to be held in an escrow fund for one year. Additional payments of up to $13 million may also be made based upon achievement of specific milestones of which $2.5 million has been paid as of June 30, 2001. The purchase was financed from the Company's line of credit with a group of banks. The acquired business provides secure network services offerings including network engineering and design, implementation, installation and integration, as well as network maintenance and management. As part of this acquisition, approximately 185 employees transferred to CACI. Approximately $19.3 million of the purchase consideration has been allocated to goodwill based upon the excess of the purchase price over the estimated fair value of net assets acquired. The Federal Services Business contributed revenue of $27.6 million for the period from December 2, 2000 to June 30, 2001.

On October 6, 2000, the Company acquired the contracts and selected assets of the special projects division ("Special Projects Business") of Radian International, LLC ("Radian"), a subsidiary of URS Corporation, for $1.3 million in cash. The purchase was financed from the Company's line of credit with a group of banks. Approximately $0.6 million of the purchase price has been allocated to goodwill. The Special Projects Business, which provides services to the intelligence community, contributed revenue of $0.9 million for the period from October 6, 2000 to June 30, 2001.

2000 Acquisitions

On February 1, 2000, the Company acquired all of the common stock of XEN Corporation ("XEN") for cash in the amount of $4.3 million. XEN specialized in providing systems engineering, engineering design, distance learning, training development, multimedia support, and data security services to national intelligence organizations, the Department of Defense, and the U.S. Navy. The transaction was funded through borrowings under the Company's existing line of credit. Approximately $2.4 million of the purchase consideration has been allocated to goodwill based upon the excess of the purchase price over the estimated fair value of net assets acquired. XEN contributed $3.6 million of revenue for the period from February 1, 2000 to June 30, 2000.

On September 23, 1999, the Company purchased the assets of MapData Online International Ltd. and Digital MapData Online Ltd. (collectively, "MapData") for $0.6 million in cash. MapData provided demographic software which, when bundled with existing products and services, enhanced the Company's capabilities in geo-demographic and customer data analysis. The purchase price has been allocated based on the fair market value of the assets acquired. No goodwill has been recognized in connection with this transaction. Since the acquisition, the operations acquired from MapData have contributed $.1 million in revenue through June 30, 2000.

1999 Acquisitions

On November 13, 1998, the Company acquired all of the common stock of QuesTech, Inc., a company that specialized in the development and application of information technology, scientific research and management support services for the defense and national security communities. The total consideration paid by the Company, including the assumption of liabilities, was approximately $42 million. The transaction was funded through borrowings under the Company's existing line of credit. Approximately $31 million of the purchase consideration has been allocated to goodwill based upon the excess of the purchase price over the estimated fair value of net assets acquired. QuesTech (renamed CACI Technologies, Inc.) contributed revenues of $56.1 million for the period from November 13, 1998 to June 30, 1999.

On August 13, 1998, the Company purchased the assets of Information Decision System ("IDS") for $2.6 million in cash. IDS provided internet access to demographic site information and enhanced the Company's capabilities in geo-demographic and customer data analysis. Approximately $2.4 million has been allocated to goodwill based upon the excess of the purchase price over the estimated fair value of net assets acquired. IDS contributed approximately $1.2 million in revenue for the period August 13, 1998 to June 30, 1999.

Pro Forma Information (unaudited)

The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations of the Company for the years ended June 30, 2001, 2000 and 1999 as if the above-mentioned acquisitions had occurred at the beginning of both the year of acquisition and the year prior to the acquisition. This unaudited pro forma information does not purport to be indicative of the actual financial position or the results that would actually have occurred if the combinations had been in effect for the years ended June 30:

(dollars in thousands, except per share amounts)	2001	2000	1999

Revenue	$583,924	$516,620	$495,352
Net income	26,041	38,900	14,683
Diluted earnings per share	2.26	3.36	1.31

NOTE 11. BUSINESS SEGMENT INFORMATION

The Company reports operating results and financial data in two segments: domestic operations and international operations. The domestic operations provide information technology and communications solutions through all four of the Company's major lines of business: systems integration, managed network services, document technology and engineering services. Its customers are primarily U.S. federal agencies, however, it does serve a number of agencies of foreign governments and customers in the commercial, and state and local sectors. The international operations offer services to both commercial and government customers through the Company's systems integration line of business. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements. The Company evaluates the performance of its operating segments based on income (loss) before income taxes. Summarized financial information concerning the Company's reportable segments is shown in the following tables. The "Other" column includes the elimination of intersegment revenue and corporate related items. Corporate assets, primarily consisting of property and equipment, are reported in the "Other" column. The operating segments' income (loss) and corporate related amounts total the amount presented as income before taxes in the "Consolidated Statements of Operations". Prior year segment information has been restated in order to provide for consistent presentation with the current year and the information related to the discontinued operations has been excluded from this presentation.

(dollars in thousands)	Domestic Operations	International Operations	Other	Total

Year Ended June 30, 2001
Revenue from external customers	$516,915	$46,702	$193	$563,810
Pre-tax income (loss)	33,207	5,791	(4,973)	34,025
Total assets	241,200	32,832	10,699	284,731
Capital expenditures	11,696	790	1,711	14,197
Depreciation and amortization	10,632	1,688	1,823	14,143

Year Ended June 30, 2000
Revenue from external customers	$445,283	$45,104	$86	$490,473
Pre-tax income (loss)	27,774	4,876	(3,804)	28,846
Total assets	199,119	30,587	6,291	235,997
Capital expenditures	6,182	767	1,665	8,614
Depreciation and amortization	8,782	2,110	1,075	11,967

Year Ended June 30, 1999
Revenue from external customers	$389,536	$43,913	$-	$433,449
Pre-tax income (loss)	23,364	3,441	(2,915)	23,890
Total assets	192,363	28,621	728	221,712
Capital expenditures	5,730	1,509	769	8,008
Depreciation and amortization	8,667	1,616	307	10,590

The loss in the "other" column primarily represents unallocated corporate costs.

Major Customers. The Company earned approximately 84%, 80% and 80% of its revenue from the U.S. Government for the years ended June 30, 2001, 2000, and 1999, respectively. Revenue by customer sector for the three years ended

June 30, 2001 is as follows:

(dollars in thousands)	2001	%	2000	%	1999	%

Department of Defense	$325,118	57.7%	$249,776	50.9%	$216,573	50.0%
Federal Civilian	149,205	26.4%	141,393	28.8%	130,766	30.2%
Commercial	66,949	11.9%	66,109	13.5%	63,837	14.7%
State & local	22,538	4.0%	33,195	6.8%	22,273	5.1%

Total	$563,810	100.0%	$490,473	100.0%	$433,449	100.0%

Geographic Information. Revenue is attributed to geographic areas based on the location of the assets producing the revenue. The international operation amounts consist primarily of product and systems integration sales in the United Kingdom. Financial information relating to the Company's operations by geographic area is as follows:

(dollars in thousands)	2001	2000	1999

Revenue

Domestic Operations	$517,108	$445,369	$389,536
International Operations	46,702	45,104	43,913

	$563,810	$490,473	$433,449

Identifiable Assets

Domestic Operations	$251,301	$205,410	$193,091
International Operations	33,430	30,587	28,621

	$284,731	$235,997	$221,712

NOTE 12. DISCONTINUED OPERATIONS

On December 15, 1999, the Company completed the sale of the net assets of the COMNET products business for $37 million in cash and $3 million in escrow all of which has been received. Net income (loss) from the Company's discontinued operations has been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. Prior year reported results have been restated in order to provide for consistent presentation.

The COMNET sale resulted in a net after tax gain for the Company of $1.5 million and $21.1 million for the years 2001 and 2000, respectively. Included in the gain was a net after tax loss from discontinued operations of $118 thousand for the period from November 3, 1999 to December 15, 1999. Revenues from discontinued operations were $3.1 million and $8.3 million, for the years ended June 30, 2000 and 1999, respectively.

NOTE 13. SUBSEQUENT EVENTS

On August 13, 2001, the Company announced that it had signed a letter of intent to acquire all of the shares of Digital Systems International Corporation ("DSIC"), a privately held information technology ("IT") company headquartered in Arlington, Virginia. It is expected that the acquisition, which will be financed through the Company's existing credit facility, will be completed within the second quarter of fiscal year 2002.

NOTE 14. COMMON STOCK DATA (UNAUDITED)

The Company's stock trades on the Nasdaq National Market System. The ranges of high and low sales prices for each quarter during fiscal years 2001 and 2000 were as follows:

	2001		2000
Quarter	High	Low	High	Low

1st	$25.500	$16.750	$23.625	$20.250
2nd	$24.500	$19.125	$24.000	$19.750
3rd	$28.125	$22.188	$30.250	$20.750
4th	$47.000	$26.625	$30.125	$18.250

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods have been included.

(dollars in thousands, except per share)	First	Second	Third	Fourth

Year ended June 30, 2001
Revenue	$126,295	$135,440	$148,195	$153,880

Income from operations	7,786	8,743	10,100	10,711

Income from Continuing Operations	4,352	4,766	5,561	6,077

Net Income	$4,352	$4,766	$5,561	$7,622

Basic Shares

Income from continuing operations	$0.38	$0.42	$0.49	$0.53
Gain on disposal				0.14

Net Income	$0.38	$0.42	$0.49	$0.67

Diluted Shares
Income from continuing operations	$0.38	$0.42	$0.48	$0.52
Gain on disposal				0.13

Net Income	$0.38	$0.42	$0.48	$0.65

Weighted average shares used in per share computation
Basic	11,354	11,241	11,301	11,370
Diluted	11,523	11,395	11,507	11,686

(dollars in thousands, except per share)	First	Second	Third	Fourth

Year ended June 30, 2000
Revenue	$118,689	$121,071	$122,112	$128,601

Income from operations	7,685	8,170	7,785	8,552

Income from continuing operations	4,012	4,345	4,419	4,822

Net Income	$3,817	$25,354	$4,419	$4,822

Basic Shares

Income from continuing operations	$0.37	$0.38	$0.39	$0.42
Loss from discontinued operations	(0.02)	(0.01)
Gain on disposal		1.87

Net Income	$0.35	$2.24	$0.39	$0.42

Diluted Shares

Income from continuing operations	$0.35	$0.38	$0.38	$0.41
Loss from discontinued operations	(0.02)	(0.01)
Gain on disposal		1.83

Net Income	$0.33	$2.20	$0.38	$0.41

Weighted average shares used in per share computation
Basic	10,989	11,308	11,428	11,516
Diluted	11,361	11,537	11,693	11,718

SCHEDULE II

CACI INTERNATIONAL INC AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(dollars in thousands)

Description	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes Add (Deduct)	Balance at End of Period

2001

Reserves deducted from assets to which they apply: Allowances for doubtful accounts	$2,817	$1,343	$(1,491)	$1,632	$4,301

2000

Reserves deducted from assets to which they apply: Allowances for doubtful accounts	$3,050	$770	$(1,322)	$319	$2,817

1999

Reserves deducted from assets to which they apply: Allowances for doubtful accounts	$3,637	$789	$(2,409)	$1,033	$3,050

SIGNATURES

Pursuant to the requirements of Section 13 or (15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of September, 2001.

CACI International Inc

By:	/s/
J.P. London Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	September 24, 2001
J.P. London

/s/	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 24, 2001
Stephen L. Waechter

/s/	Director	September 24, 2001
Peter A. Derow

/s/	Director	September 24, 2001
Richard L. Leatherwood

/s/	Director	September 24, 2001
Warren R. Phillips

/s/	Director	September 24, 2001
Charles P. Revoile

/s/	Director	September 24, 2001
Glenn Ricart

/s/	Director	September 24, 2001
Vincent L. Salvatori

/s/	Director	September 24, 2001
William B. Snyder

/s/	Director	September 24, 2001
Richard P. Sullivan

/s/	Director	September 24, 2001
John M. Toups