Form 10-Q
period 2001-09-30
CACI INTERNATIONAL INC /DE/
filed 2001-11-15
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2001: CACI International Inc Common Stock, $0.10 par value, 11,570,666 shares.

CACI INTERNATIONAL INC AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2001 and 2000

Condensed Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and June 30, 2001
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended September 30, 2001 and 2000

Consolidated Financial Statements of Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2001 and 2000

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II: OTHER INFORMATION

Item 3.	Legal Proceedings

Item 5.	Forward Looking Statements

Item 6.	Exhibits & Reports on Form 8-K

SIGNATURES

INDEX TO EXHIBITS

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,

	2001	2000

Revenues	$146,621	$126,295

Costs and expenses
Direct costs	88,810	75,961
Indirect costs and selling expenses	44,032	39,426
Depreciation and amortization	2,503	1,971
Goodwill amortization	-	1,151

Total operating expenses	135,345	118,509

Operating income	11,276	7,786
Interest expense	671	651

Income before income taxes	10,605	7,135
Income taxes	4,030	2,783

Net income	$6,575	$4,352

Basic earnings per share	$0.57	$0.38

Diluted earnings per share	$0.56	$0.38

Weighted average shares used in per share computations:
Basic	11,472	11,354
Diluted	11,810	11,523

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2001	June 30, 2001

ASSETS	(unaudited)

Current assets
Cash and equivalents	$15,494	$14,842
Accounts receivable:
Billed	104,729	118,123
Unbilled	14,288	11,038

Total accounts receivable	119,017	129,161

Deferred income taxes	407	407
Deferred contract costs	1,150	1,456
Prepaid expenses and other	5,553	4,438

Total current assets	141,621	150,304

Property and equipment, net	14,726	15,685

Accounts receivable, long term	11,063	10,516
Goodwill	91,428	88,895
Other assets	17,602	17,022
Deferred contract costs, long term	464	-
Deferred income taxes	2,275	2,309

Total assets	$279,179	$284,731

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,001	$7,532
Other accrued expenses	23,242	28,322
Accrued compensation and benefits	23,756	26,866
Income taxes payable	1,676	156
Deferred income taxes	6,367	6,421

Total current liabilities	59,042	69,297

Note payable, long-term	39,000	48,888
Deferred rent expenses	1,387	1,286
Deferred income taxes	122	116
Other long-term obligations	6,189	4,940

Shareholders' equity
Common stock - $.10 par value, 40,000,000 shares authorized, 15,455,000 and 15,286,000 shares issued	1,546	1,529
Capital in excess of par	30,206	24,797
Retained earnings	165,873	159,298
Cumulative currency translation adjustments	(3,252)	(4,486)
Treasury stock, at cost (3,884,000 shares)	(20,934)	(20,934)

Total shareholders' equity	173,439	160,204

Total liabilities & shareholders' equity	$279,179	$284,731

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,575	$4,352
Reconciliation of net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,503	3,122
Provision (benefit) for deferred income taxes	(32)	(388)

Changes in operating assets and liabilities
Accounts receivable	10,340	(1,212)
Prepaid expenses and other assets	(981)	342
Deferred contract costs	(158)	371
Accounts payable and accrued expenses	(8,800)	(7,856)
Accrued compensation and benefits	(3,169)	325
Other long-term obligations	1,249	(1,359)
Deferred rent expense	31	193
Income taxes (receivable) payable	1,465	683

Net cash provided by (used in) operating activities	9,023	(1,427)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment	(1,254)	(3,526)
Purchase of businesses	(2,500)	(280)
Capitalized software cost and other	(825)	(444)

Net cash provided by (used in) investing activities	(4,579)	(4,250)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds under line-of-credit	29,906	60,384
Payments under line-of-credit	(39,794)	(51,506)
Proceeds from stock options	5,426	161
Purchase of common stock for treasury		(4,614)

Net cash provided by (used in) financing activities	(4,462)	4,425

Effect of changes in currency rates on cash and equivalents	670	(92)

Net increase (decrease) in cash and equivalents	652	(1,344)
Cash and equivalents, beginning of period	14,842	4,931

Cash and equivalents, end of period	$15,494	$3,587

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net	$618	$2,801

Interest paid during the period	$636	$660

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,

	2001	2000

Net income	$6,575	$4,352

Currency translation adjustment	1,234	(549)

Comprehensive income	$7,809	$3,803

CACI INTERNATIONAL INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.	Basis of Presentation

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited condensed consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2001.

Certain reclassifications have been made to the prior period's financial statements to conform to the current presentation (see also Note C).

B.	Goodwill

The Financial Accounting Standards Board ("FASB") recently issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead reviewed periodically for impairment, with any impairments identified treated as a cumulative effect of a change in accounting principle.

The Company elected to early adopt SFAS No. 142 effective July 1, 2001 when amortization of good will was discontinued. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of related income tax effect follows (in thousands):

	Three Months Ended September 30

	2001	2000

Reported net income	$6,575	$4,352
Goodwill amortization (net of tax)		702

Adjusted net income	$6,575	$5,054

Basic Earnings Per Share:
Reported EPS-Basic	$0.57	$0.38
Goodwill amortization (net of tax)	-	0.07

Adjusted Basic EPS	$0.57	$0.45

Diluted Earnings Per Share:
Reported EPS-Diluted	$0.56	$0.38
Goodwill amortization (net of tax)	-	0.06

Adjusted Diluted EPS	0.56	0.44

C.	Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of $4,621,000 and $4,301,000 at September 30, 2001 and June 30, 2001, respectively. Accounts receivable are classified as follows

(dollars in thousands)	September 30, 2001	June 30, 2001

Billed receivables
Billed receivables	$94,522	$103,265
Billable receivables at end of period	10,207	14,858

Total billed receivables	104,729	118,123

Unbilled receivables
Unbilled pending receipt of contractual documents authorizing billing	14,268	11,018
Unbilled retainages and fee withholds expected to be billed within the next 12 months	20	20

	14,288	11,038
Unbilled retainages and fee withholds expected to be billed beyond the next 12 months	11,063	10,516

Total unbilled receivables	25,351	21,554

Total accounts receivable	$130,080	$139,677

D.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company's operations and liquidity.

E	Business Segment Information

The Company reports financial data in two segments: domestic operations and international operations. Operating results for the segments are as follows:

(dollars in thousands)	Domestic Operations	International Operations	Other	Total

Quarter Ended September 30, 2001
Revenue from external customers	$136,608	$10,006	$7	$146,621
Pre-tax income (loss) from continuing operations	10,725	1,160	(1,280)	10,605

Quarter Ended September 30, 2000
Revenue from external customers	$116,072	$10,190	$33	$126,295
Pre-tax income (loss) from continuing operations	7,133	1,147	(1,145)	7,135

The "Other" column represents the elimination of intersegment revenue and corporate related items.

F	Subsequent Events

On November 7, 2001, the Company announced that its Board of Directors declared a 100 percent stock dividend on its common stock, having the effect of a two-for-one stock split. Stockholders of record on November 30, 2001, will be entitled to one additional share of common stock for each share of the Company's common stock held on that date. The certificate for the dividend share will be mailed to stockholders on approximately December 6, 2001.

Effective November 1, 2001, the Company purchased all of the outstanding capital stock of Digital Systems International Corporation (DSIC) for approximately $47,400.000. The acquisition was financed through the Company's existing credit facility. The acquisition expands the Company's systems integration, managed network services and information assurance capabilities and customers. As part of the acquisition, approximately 550 employees joined CACI.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations For the Three Months Ended September 30, 2001 and 2000.

Revenues. The table below sets forth revenues by customer segment with related percentages of total revenues for the three ended September 30, 2001, (FY2002) and September 30, 2000 (FY2001), respectively:

(dollars in thousands)	First Quarter

	FY2002		FY2001

Department of Defense	$90,003	61.4%	$67,285	53.3%
Federal Civilian Agencies	37,678	25.7%	37,048	29.3%
Commercial	13,325	9.1%	16,522	13.1%
State & Local Governments	5,615	3.8%	5,440	4.3%

Total	$146,621	100.0%	$126,295	100.0%

Revenue. For the three months ended September 30, 2001, the Company's total revenue increased by 16.1%, or $20.3 million, over the same period last year. Revenue growth in the first quarter came primarily from agencies within the Department of Defense. The Federal Services Business acquired December 2, 2000 from N.E.T. Federal, Inc., contributed $13.0 million and the Special Projects Business acquired October 6, 2000 from Radian International, contributed $0.3 million in revenue in the first three months of FY2002.

Department of Defense ("DoD") revenue increased 33.8%, or $22.7 million, for the first three months of FY2002 as compared to the same period a year ago. This growth was primarily due to higher levels of managed network and engineering services and systems integration business.

Revenue from Federal Civilian Agencies increased slightly by 1.7%, or $0.6 million, for the first three months of FY2002 as compared to FY2001. Approximately 46.9% of Federal Civilian Agency revenue was derived from the Department of Justice ("DoJ"), for whom the Company provides litigation support services and is developing and implementing an automated debt collection system. Revenue for DoJ was $17.7 million for the first quarter of FY2002, as compared to $18.6 million for the same period a year ago, as a result of a reduced volume of case work. The overall increase in Federal Civilian Agency revenue was mainly generated from continued growth in managed network services and GSA schedule contracts.

Commercial revenue, which is primarily derived from the international operations in the United Kingdom, decreased by 19.3%, or $3.2 million. The decrease was due primarily to a reduction in e-business and Globalstar activities in the U.S.

Revenue from State and Local Governments for the first quarter of FY2002 was up 3.2%, or $5.6 million, as compared to $5.4 million a year ago.

The following table sets forth the relative percentage that certain items of expense and earnings bore to revenues for the quarter ended September 30, 2001 and September 30, 2000, respectively.

	Dollar Amount (in thousands)		Percentage of Revenue

	First Quarter		First Quarter

	FY2002	FY2001	FY2002	FY2001

Revenue	$146,621	$126,295	100.0%	100.0%
Costs and expenses:
Direct costs	88,810	75,961	60.6	60.1
Indirect costs & selling expenses	44,032	39,426	30.0	31.2
Depreciation & amortization	2,503	1,971	1.7	1.6
Goodwill amortization	-	1,151	-	0.9

Total operating expenses	135,345	118,509	92.3	93.8

Income from operations	11,276	7,786	7.7	6.2
Interest expense	671	651	0.5	0.5

Earnings before income taxes	10,605	7,135	7.2	5.7
Income taxes	4,030	2,783	2.7	2.2

Net Income	$6,575	$4,352	4.5%	3.5%

Income from Operations. Income from Operations increased by 44.8%, to $11.3 million, for the first quarter of FY2002 as compared to FY2001. The improvement in operating income was driven primarily by an improved contract mix and lower relative indirect operating costs.

As a percentage of revenue, direct costs were 60.6% and 60.1% for the quarters ended September 30, 2001 and 2000, respectively. Direct Costs include direct labor and other direct costs such as equipment purchases, subcontractor costs and travel expenses. The largest component of direct costs, direct labor, was $46.0 million and $39.6 million for the first quarters of FY2002 and FY2001, respectively. The increase in direct labor was attributable to the acquisitions of the Federal Services Business and the Special Projects Business in addition to increased contracts with the DoD. Other direct costs increased 17.8%, to $42.9 million, in FY2002 as compared to $36.4 million in the prior year.

Indirect costs and selling expenses include fringe benefits, marketing and bid & proposal costs, indirect labor and other discretionary costs. Most of these are highly variable and have grown in proportion with the growth in revenue. As a percentage of revenue, indirect costs have decreased slightly due to the impact of both higher direct labor and other direct costs on revenue for the first quarter of FY2002 as well as the Company's ability to contain indirect costs. Depreciation and amortization expense increased by $532 thousand as compared to the same period a year ago. This was primarily due to the completion of software development projects for which all costs are now being amortized based on current and future revenue with annual minimum amortization equal to straight-line amortimation over the remaining estimated economic life of the product.

As previously stated, effective July 1, 2001, the Company adopted Statements of Financial Accounting Standard Nos. 141 and 142, which relate to business combinations and the amortization of goodwill. In compliance with these recently issued accounting pronouncements, the Company recorded no amortization expense on its goodwill during the quarter ended September 30, 2001.

Interest Expense. Interest Expense for the first quarter of FY2002 increased by 3.1% as compared to the same period a year ago.

Income Taxes. The effective income tax rates for the first three months of FY2002 and FY2001 were 38% and 39%, respectively. The Company has adequate accruals in place to support a 38% tax rate for FY02. These accruals represent deferred tax benefits which will impact the FY02 tax liability.

Liquidity and Capital Resources

Historically, the Company's positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company's operational needs and support its acquisition activities. Working capital was $82.6 million and $81.0 million as of September 30, 2001 and June 30, 2001, respectively. The slight increase in working capital was due to the Company using it's cash generated from operations to reduce accrued liabilities. Cash generated by operations for the first three months of FY2002 was $9.0 million as compared to cash used of $1.4 million for the same period a year ago. This increase in cash provided by operations since the prior year is primarily related to the growth in earnings as well as the timing of certain cash disbursements.

The Company used $4.6 million of cash in investing activities in FY2002 as compared to $4.3 million in FY2001. The Company paid $2.5 million in the current quarter to net.com for the Federal Services Business in accordance with the asset acquisition agreement dated December 2, 2000. The cash used in FY2001 was primarily for additional capital asset purchases, which consisted primarily of computer software to support the Company's e-Business.

During the three months ended September 30, 2001, the Company's financing activities used cash of $4.5 million. This was due primarily to increased cash collections from operations and proceeds from the exercise of stock options, which allowed the Company to pay down the loan balance on it's revolving line of credit. Over the same period last year, the Company increased it's borrowings to purchase 238,000 shares of treasury stock for $4.6 million.

The Company maintains an unsecured revolving line of credit which expires on June 19, 2003. The agreement permits borrowings of up to $125 million with annual sublimits on amounts borrowed for acquisitions. The Company also maintains a 500,000 British pound sterling unsecured line of credit in London, England, which expires in November 2001. At September 30, 2001, the Company had approximately $86.7 million available for borrowing under its lines of credit.

The Company believes that the combination of internally generated funds, available bank borrowings and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

PART II

OTHER INFORMATION

Item 3. Legal Proceedings

Appeal of CACI International Inc, ASBCA No.53058

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-K for the quarter ended June 30, 2001, for the most recently filed information concerning the appeal filed on September 27, 2000, with the Armed Services Board of Contract Appeals ("ASBCA") challenging the Defense Information Systems Agency's ("DISA") denial of its claim for breach of contract damages. The Registrant's appeal seeks damages arising from DISA's breach of license agreement pursuant to which the Department of Defense agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by Registrant's wholly-owned subsidiary, CACI, INC.-FEDERAL, for the period from September 2, 1994 through April 22, 1998. By decision of March 22, 2001, in the companion case of GAP Instrument Corporation, ASBCA No.51658 (2001), the ASBCA held that the Government's failure to conduct all electronic data interchanges exclusively through certified value-added networks constituted a breach of contract. As a result, unless the GAP Instrument decision is overturned on appeal, Registrant will pursue collection of its damages, which are substantial and which could have a material impact on the Company's earnings.

Since the filing of Registrant's reports indicated above, Registrant has submitted supporting data to the Government and sought to schedule settlement discussions.

Item 5.   Other Information

Forward Looking Statements

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and United Kingdom, including changes that result from terrorist activities; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects in the event of a priority need for funds, such as anti-terrorist activities; government contract procurement (such as bid protest) and termination risks; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and competition to hire and retain employees; our ability to complete acquisitions appropriate to achievement of our strategic plans; material changes in laws or regulations applicable to our businesses; our own ability to achieve the objectives of near term or long range business plans; and other risks described in the Company's Securities and Exchange Commission filings.

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

CACI International Inc

Registrant

Date:	November 15, 2001	By:	/s/ J. P. London

Dr. J. P. London Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 15, 2001	By:	/s/ Stephen L. Waechter

Stephen L. Waechter Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	November 15, 2001	By:	/s/ Michael J. McDermott

Michael J. McDermott Corporate Controller (Principal Accounting Officer)