Form 10-Q
period 2001-12-31
CACI INTERNATIONAL INC /DE/
filed 2002-02-07
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2001

Commission File Number 0-8401

CACI International Inc
(Exact name of registrant as specified in its charter)

Delaware	54-1345888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 North Glebe Road, Arlington, VA 22201
(Address of principal executive offices)

(703) 841-7800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

CACI International Inc Class A Common Stock, $0.10 par value
(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2002:  CACI International Inc Common Stock, $0.10 par value, 23,496,194 shares.

CACI INTERNATIONAL INC AND SUBSIDIARIES

PART 1

FINANCIAL INFORMATION

Item 1.    Financial Statements

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended December 31,
	2001	2000
Revenues	$162,329	$133,812
Costs and expenses
Direct costs	99,597	81,460
Indirect costs and selling expenses	47,270	40,480
Depreciation and amortization	3,110	2,095
Goodwill amortization	—	1,234

Total operating expenses	149,977	125,269

Income from operations	12,352	8,543
Interest expense	574	932

Income before income taxes	11,778	7,611
Income taxes	4,475	2,967

Income from continuing operations	$7,303	$4,644
Discontinued operations
Income (loss) from operations from discontinued Marketing Systems Group (less applicable income tax benefit of $36 and provision of $78)	(58)	122
Loss on disposal of Marketing Systems Group including provision of $284 for operating losses during phase-out period (less applicable income tax benefit of $766)	(1,250)	—

Net income	$5,995	4,766

Basic earnings per share
Income from continuing operations	$0.31	$0.21
Income (loss) from discontinued operations of Marketing Systems Group	0.00	0.01
Loss on disposal of Marketing Systems Group	(0.05)	—

Net income	$0.26	$0.22

Average shares outstanding	23,464	22,482

Diluted earnings per share
Income from continuing operations	$0.30	$0.20
Income (loss) from discontinued operations of Marketing Systems Group	0.00	0.01
Loss on disposal of Marketing Systems Group	(0.05)	—

Net income	$0.25	$0.21

Average shares and equivalent shares outstanding	24,337	22,790

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Six Months Ended December 31,
	2001	2000
Revenues	$308,144	$258,618

Costs and expenses
Direct costs	188,087	157,029
Indirect costs and selling expenses	90,663	78,930
Depreciation and amortization	5,547	3,991
Goodwill amortization	—	2,344

Total operating expenses	284,297	242,294

Income from operations	23,847	16,324
Interest expense	1,221	1,583

Income before income taxes	22,626	14,741
Income taxes	8,597	5,748

Income from continuing operations	14,029	8,993

Discontinued operations
Income (loss) from operations from discontinued Marketing Systems Group (less applicable income tax benefit of $128 and provision of $80)	(209)	125
Loss on disposal of Marketing Systems Group including provision of $284 for operating losses during phase-out period (less applicable income tax benefit of $766)	(1,250)	—

Net income	$12,570	$9,118

Basic earnings per share
Income from continuing operations	$0.60	$0.40
Income (loss) from discontinued operations of Marketing Systems Group	(0.01)	0.01
Loss on disposal of Marketing Systems Group	(0.05)	—

Net income	$0.54	$0.41

Average shares outstanding	23,204	22,596

Diluted earnings per share
Income from continuing operations	$0.58	$0.39
Income (loss) from discontinued operations of Marketing Systems Group	(0.01)	0.01
Loss on disposal of Marketing Systems Group	(0.05)	—

Net income	$0.52	$0.40

Average shares and equivalent shares outstanding	23,979	22,918

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

	December 31, 2001	June 30, 2001
ASSETS
Current assets
Cash and equivalents	$14,003	$14,842
Accounts receivable:
Billed	128,180	114,953
Unbilled	15,331	11,038

Total accounts receivable	143,511	125,991

Income tax receivable	949	—
Deferred income taxes	422	407
Deferred contract costs	1,253	1,456
Prepaid expenses and other	6,088	8,562

Total current assets	166,226	151,258

Property and equipment, net	15,697	15,685

Accounts receivable, long term	8,798	13,686
Goodwill	117,680	88,895
Other assets	16,412	12,898
Intangible assets	7,880	—
Deferred contract costs, long term	234	—
Deferred income taxes	2,786	2,309

Total assets	$335,713	$284,731

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Notes payable	$3,500	$—
Accounts payable	10,866	7,532
Other accrued expenses	21,065	28,322
Accrued compensation and benefits	27,609	26,866
Income taxes payable	—	156
Deferred income taxes	5,360	6,421

Total current liabilities	68,400	69,297

Notes payable, long-term	73,307	48,888
Deferred rent expenses	1,387	1,286
Deferred income taxes	120	116
Other long-term obligations	6,840	4,940

Shareholders’ equity
Common stock—$.10 par value, 80,000,000 shares authorized, 31,268,000 and 30,572,000 shares issued	3,127	3,057
Capital in excess of par	35,667	23,269
Retained earnings	171,868	159,298
Accumulated other comprehensive loss	(3,986)	(4,486)
Treasury stock, at cost (7,772,000 and 7,768,000 shares)	(21,017)	(20,934)

Total shareholders’ equity	185,659	160,204

Total liabilities & shareholders’ equity	$335,713	$284,731

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,570	$9,118
Reconciliation of net income to net cash provided by (used in) operating activities
Depreciation and amortization	5,671	6,562
Provision (benefit) for deferred income taxes	(1,548)	(81)
Loss on disposal of Marketing Systems Group business	966	—

Changes in operating assets and liabilities
Accounts receivable	(376)	(13,346)
Prepaid expenses and other assets	2,866	(201)
Deferred contract costs	(31)	24
Accounts payable and accrued expenses	(7,703)	(3,226)
Accrued compensation and benefits	(2,576)	5,213
Other long-term obligations	1,901	(1,496)
Deferred rent expenses	(12)	224
Income taxes (receivable) payable	1,175	3,058

Net cash provided by (used in) operating activities	12,903	5,849

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment	(3,440)	(4,667)
Purchase of businesses	(39,743)	(28,164)
Capitalized software cost and other	(3,961)	(1,239)

Net cash provided by (used in) investing activities	(47,144)	(34,070)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds under line-of-credit	83,289	133,543
Payments under line-of-credit	(62,370)	(98,082)
Proceeds from exercise of stock options	12,469	1,955
Purchase of common stock for treasury	(83)	(7,200)

Net cash provided by (used in) financing activities	33,305	30,216

Effect of accumulated other comprehensive income (loss)	97	(52)

Net increase (decrease) in cash and equivalents	(839)	1,943
Cash and equivalents, beginning of period	14,842	4,931

Cash and equivalents, end of period	$14,003	$6,874

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net	$3,695	$1,144

Interest paid during the period	$1,273	$1,455

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Net income	$5,995	$4,766	$12,570	$9,118

Cumulative currency translation adjustment	(258)	226	976	(323)
Fair value of interest rate swap	(476)	—	(476)	—

Comprehensive income	$5,261	$4,992	$13,070	$8,795

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. The results of the three and six months are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2001.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation (see also Notes G & H).

B.    Goodwill

The Financial Accounting Standards Board (“FASB”) recently issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized against earnings, but instead reviewed periodically for impairment, with any identified impairments treated as a cumulative effect of a change in accounting principle.

The Company has elected to adopt SFAS No. 142 effective July 1, 2001, as a result, amortization of goodwill was discontinued. A reconciliation of previously reported net income and earnings per share with the amounts adjusted for the exclusion of goodwill amortization net of related income tax effect follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Reported net income	$5,995	$4,766	$12,570	$9,118
Goodwill amortization (net of tax)	—	753	—	1,430
Adjusted net income	$5,995	$5,519	$12,570	$10,548

Basic Earnings Per Share:
Reported EPS-Basic	$0.26	$0.22	$0.54	$0.41
Goodwill amortization (net of tax)	—	0.03	—	0.06
Adjusted Basic EPS	$0.26	$0.25	$0.54	$0.47

Diluted Earnings Per Share:
Reported EPS-Diluted	$0.25	$0.21	$0.52	$0.40
Goodwill amortization (net of tax)	—	0.03	—	0.06
Adjusted Diluted EPS	$0.25	$0.24	$0.52	$0.46

C.    Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of $5,043,000 and $4,301,000 at December 31, 2001 and June 30, 2001, respectively. Accounts receivable are classified as follows:

(dollars in thousands)	December 31, 2001	June 30, 2001
Billed receivables
Billed receivables	$112,513	$100,095
Billable receivables at end of period	15,667	14,858

Total billed receivables	128,180	114,953

Unbilled receivables
Unbilled pending receipt of documents for billing	15,331	11,038
Unbilled retainages and fee withholds expected to be billed beyond the next 12 months	8,798	13,686

Total unbilled receivables	24,129	24,724

Total accounts receivable	$152,309	$139,677

D.    Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company’s operations and liquidity.

E.    Acquisitions

On November 1, 2001, the Company purchased all of the outstanding capital stock of Digital Systems International Corporation (DSIC) for $47.4 million, of which approximately $40 million has been paid. Under the terms of the agreement, the Company will pay an additional $7 million over the next sixteen months. The $40 million payment was financed through the Company’s existing credit facility. The acquired business implements enterprise resource planning (ERP) systems, including large-scale financial and human resource systems, and e-procurement applications; develops client/server and web-enabled applications; operates an enterprise networking and information assurance practice; solves complex business problems with a recognized process modeling and simulation methodology; and provides acquisition/program management consulting services, primarily to the Federal Government. As part of this acquisition, approximately 550 employees transferred to CACI. Approximately $23.8 million of the purchase consideration has been allocated to goodwill, based upon the excess of the purchase price over the $15.1 million estimated fair value of net assets acquired and the $8.1 million assigned to Intangible Assets. The Company is amortizing substantially all of these intangible assets over a period of ten years. DSIC contributed revenue of $9.2 million for the period from November 1, 2001 to December 31, 2001.

The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations of the Company for the three and six months ended December 31, 2001 and 2000 as if the above mentioned acquisition had occurred at the beginning of the period of acquisition and the period prior to the acquisition. This unaudited pro forma information does not purport to be indicative of the actual results that would actually have occurred if the combination had been in effect for the period ended December 31:

(dollars in thousands, except per share amounts)	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Revenue	$167,785	$147,083	$328,916	$284,564
Net income	6,278	5,379	13,622	10,298
Diluted earnings per share	0.26	0.24	0.57	0.45

F.    Business Segment Information

The Company reports financial data in two segments: Domestic Operations and International Operations. Operating results for the segments are as follows:

(dollars in thousands)	Domestic Operations	International Operations	Other	Total
Three Months Ended December 31, 2001
Revenue from external customers	$152,366	$9,918	$45	$162,329
Pre-tax income (loss) from continuing operations	12,366	1,271	(1,859)	11,778

Three Months Ended December 31, 2000
Revenue from external customers	$122,280	$11,370	$162	$133,812
Pre-tax income (loss) from continuing operations	7,029	1,238	(656)	7,611

Six Months Ended December 31, 2001
Revenue from external customers	$288,169	$19,924	$51	$308,144
Pre-tax income (loss) from continuing operations	23,334	2,431	(3,139)	22,626

Six Months Ended December 31, 2000
Revenue from external customers	$236,863	$21,560	$195	$258,618
Pre-tax income (loss) from continuing operations	14,157	2,385	(1,801)	14,741

The “Other” column represents the elimination of intersegment revenue and corporate related items.

G.    Common Stock Dividend

On November 7, 2001, the Company’s Board of Directors declared a two-for-one stock split to be effected in the form of a common stock dividend. This dividend was payable on December 6, 2001 to shareholders of record on November 30, 2001. Accordingly, the number of shares of common stock outstanding, earnings per share, and the number of shares used in the calculation of earnings per share all have been restated to retroactively reflect the split.

H.    Discontinued Operations

On January 6, 2002, the Company completed the sale of the net assets of its domestic Marketing Systems Group to Environmental Research Systems Institute, Inc’s subsidiary, ESRI Business Information Solutions for $3.5 million in cash. This resulted in a net-after-tax loss on disposal for the Company of $1.3 million. Included in the loss on disposal was a net-after-tax loss from discontinued operations of $284 thousand for the period of October 31, 2001 to January 6, 2002. The consolidated statements of operations for prior periods have been restated for consistent presentation of discontinued operations. Subsequent to January 6, 2002, all of the assets and liabilities will be removed from the Consolidated Balance Sheet of the Company.

I.    Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not determined the effect that this statement will have on its consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet completed its analysis of this new pronouncement and the impact it will have on its consolidated financial statements.

In November 2001, the Emerging Issues Task Force, or EITF, issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF Topic No. D-103 requires that companies report reimbursements received for out-of-pocket expenses incurred as revenue, rather than as a reduction of expenses. The provisions of EITF Topic No. D-103 are effective for financial statements issued for fiscal years beginning after December 15, 2001. As the Company has historically accounted for reimbursements of out-of-pocket expenses in the manner provided for under EITF Topic No. D-103, the Company does not expect the adoption of the provisions of EITF Topic No. D-103 to have an impact on its consolidated financial position or results of operations.

J.    Subsequent Events

The Company entered into a Letter of Intent (LOI) on January 14, 2002 to acquire the stock of an engineering and information technology services company, specializing in the design, integration and management of value-oriented, secure enterprise network systems for agencies of the Federal Government. The closing of the acquisition is contingent upon completion of due diligence that is satisfactory to the Company in its sole discretion. The anticipated purchase price is approximately $36 million, with approximately $34 million paid at closing and $2 million paid twelve months after the closing.

On February 4, 2002, the Company replaced its existing credit facility with a new five-year unsecured credit agreement, which permits borrowings of up to $185 million with a sublimit of $75 million of borrowings each year for acquisitions. The new agreement permits similar borrowing options and interest rates as those offered by the prior agreement. The current applicable interest rate is at LIBOR plus a margin of 0.875%. In addition, the Company pays a fee on the unused portion of the facility. The margin rate and unused portion fee are determined quarterly based on leverage, net worth and fixed charge coverage ratios.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations For the Three Months Ended December 31, 2001 and 2000.

Revenues.    The table below sets forth revenues by customer with related percentages of total revenues for the three months ended on December 31, 2001, (FY2002) and December 31, 2000 (FY2001), respectively:

	Second Quarter				Second Quarter Change
(dollars in thousands)	FY2002		FY2001		$’s	%
Department of Defense	$105,856	65.2%	$76,465	57.2%	$29,391	38.4%
Federal Civilian Agencies	42,023	25.9%	34,298	25.6%	7,725	22.5%
Commercial	12,686	7.8%	15,246	11.4%	(2,560)	(16.8%)
State & Local Governments	1,764	1.1%	7,803	5.8%	(6,039)	(77.4%)

Total	$162,329	100.0%	$133,812	100.0%	$28,517	21.3%

Revenue.    For the three months ended December 31, 2001, the Company’s total revenue increased by 21.3%, or $28.5 million over the same period last year. Revenue growth in the second quarter came primarily from increased managed network and engineering services business for agencies of the Federal Government, primarily the Department of Defense (“DoD”). The Federal Services Business acquired from N.E.T. Federal, Inc. on December 2, 2000, contributed $11.1 million for the three months ended December 31, 2001 and the November 1, 2001 acquisition of Digital Systems International Corporation (“DSIC”) contributed $9.2 million of the revenue increase in the second quarter of FY2002.

Revenue from the DoD increased 38.4% or $29.4 million for the second quarter of FY2002 as compared to the same period in FY2001. DoD revenue growth was due primarily to higher levels of managed network and engineering services business. The acquisitions of the Federal Services Business and DSIC contributed $18.0 million in revenue and the remaining $11.4 million of revenue growth was attributable to internal growth for the quarter.

Revenue from Federal Civilian Agencies increased 22.5% or 7.7 million, to $42.0 million for the three months ended December 31, 2001 as compared to the same period a year ago. Approximately 43.2% of Federal Civilian Agency revenue for the quarter was derived from the Department of Justice (“DoJ”), for whom the Company provides litigation support services and is developing and implementing an automated debt collection system. Revenue for DoJ was $18.2 million for the second quarter of FY2002 as compared to $16.3 for the same period in FY2001. The overall increase in Federal Civilian Agency revenue was mainly generated from continued growth in managed network services business, GSA schedule contracts and the Company’s work with DoJ.

Commercial revenue, which is primarily derived from the operations based in the United Kingdom, decreased by 16.8% or $2.6 million for the second quarter of FY2002. The decrease in Commercial revenue was largely the result of the Company’s exposure to the international telecom industry, which has been experiencing weakness and lower other direct costs, which are billed directly to clients in FY2002 as compared to FY2001.

Revenue from State and Local Governments decreased 77.4% or $6.0 million, to $1.8 million for the three months ended December 31, 2001 as compared to the same period a year ago. The decline in revenue was primarily due to two fixed-price state contracts. The Company’s continued and expanded focus on DoD and Federal Civilian Agency opportunities is resulting in a reduced emphasis in State and Local Governments.

The following table sets forth the relative percentage that certain items of expense and earnings bore to revenues for the quarter ended December 31, 2001 and December 31, 2000, respectively.

	Second Quarter				Second Quarter Change
	FY02	FY01	FY02	FY01	$	%
Revenue	$162,329	$133,812	100.0%	100.0%	$28,517	21.3%

Costs and expenses:
Direct costs	99,597	81,460	61.4	60.9	18,137	22.3
Indirect costs & selling expenses	47,270	40,480	29.1	30.2	6,790	16.8
Depreciation & amortization	3,110	2,095	1.9	1.6	1,015	48.4
Goodwill amortization	—	1,234	0.0	0.9	(1,234)	(100.0)

Total operating expenses	149,977	125,269	92.4	93.6	24,708	19.7

Income from operations	12,352	8,543	7.6	6.4	3,809	44.6
Interest expense	574	932	0.3	0.7	(358)	(38.4)

Earnings before income taxes	11,778	7,611	7.3	5.7	4,167	54.7
Income taxes	4,475	2,967	2.8	2.2	1,508	50.8

Income from continuing operations	7,303	4,644	4.5	3.5	2,659	57.3

Discontinued operations
Income (loss) from operations of discontinued Marketing Systems Group business	(58)	122	0.0	0.1	(180)	—

Loss on disposal of Marketing Systems Group	(1,250)	—	(0.8)	—	(1,250)	—

Net Income	$5,995	$4,766	3.7%	3.6%	$1,229	25.8%

Income from Operations.    Operating income increased 44.6% for the quarter December 31, 2001, as compared to the same period a year ago. The adoption of FAS 142, which discontinued the amortization of goodwill, accounted for 32.4% of the increase. The balance of the increase in operating income was due to increased revenues and lower indirect costs and selling expenses, as a percentage of revenue.

Direct costs include direct labor and other direct costs such as equipment purchases, subcontractor costs and travel expenses. Direct costs for the second quarter FY2002 increased 22.3%, as compared to the same period a year ago. The largest component of direct costs, direct labor, was $51.1 million and $40.8 million for the second quarter of FY2002 and FY2001, respectively. The increase in direct labor was due to the growth in our Federal Government business both in the Department of Defense and Federal Civilian Agencies as well as from the acquisitions of the Federal Services Business and DSIC. Other direct costs were $48.5 million and $40.6 million for the second quarter of FY2002 and FY2001, respectively. The increase in other direct costs was primarily from the same two acquisitions stated above.

Indirect costs and selling expenses include fringe benefits, marketing and bid & proposal costs, indirect labor and other discretionary costs. Portions of these are highly variable. As a percentage of revenue, indirect costs have decreased due to the growth in our Federal Government business and the acquisitions of Federal Services Business and DSIC.

Depreciation and amortization rose 48.4%, or $1.0 million, for the second quarter of FY2002, as compared to a year ago. The increase was primarily due to the amortization of completed software development projects for which all costs are being amortized based on current and future revenue with annual minimum amortization equal to straight-line amortization over the remaining estimated economic life.

As previously stated, effective July 1, 2001, the Company adopted Statements of Financial Accounting Standard Nos. 141 and 142, which relate to business combinations and the amortization of goodwill. In compliance with these recently issued accounting pronouncements, the Company recorded no amortization expense of its goodwill during the three months ended December 31, 2001.

Interest Expense.    Interest expense decreased 38.4% for the second quarter of FY2002. The decrease was attributable primarily to a significant decline in interest rates charged on our credit facility.

Income Taxes.    The effective income tax rate for the three months ended December 31, 2001, was 38% versus 39% for the same period a year ago.

Results of Operations For the Six Months Ended December 31, 2001 and 2000.

Revenues.    The table below sets forth revenues by customer with related percentages of total revenues for the six months ended on December 31, 2001, (FY2002) and December 31, 2000 (FY2001), respectively:

	Year to Date				Year to Date Change
(dollars in thousands)	FY2002		FY2001		$’s	%
Department of Defense	$195,859	63.5%	$143,750	55.6%	$52,109	36.2%
Federal Civilian Agencies	79,701	25.9%	71,346	27.6%	8,355	11.7%
Commercial	25,205	8.2%	30,279	11.7%	(5,074)	(16.8)%
State & Local Governments	7,379	2.4%	13,243	5.1%	(5,864)	(44.3)%

Total	$308,144	100.0%	$258,618	100.0%	$49,526	19.2%

Revenue.    For the six months ended December 31, 2001, the Company’s total revenue increased 19.2%, or $49.5 million, over the same period last year. Revenue growth for the first half of FY2002 was driven primarily by higher levels of managed network and engineering services business from Federal Government customers. The Federal Services Business acquired from N.E.T. Federal, Inc. on December 2, 2000, contributed $23.9 million in revenue for the six month period ended December 31, 2001 and the November 1, 2001 acquisition DSIC contributed $9.2 million of the revenue increase for the first half of FY2002.

DoD revenue increased 36.2%, or $52.1 million for the first six months of FY2002 as compared to the same period in FY2001. The acquisitions of the Federal Services Business and DSIC accounted for the majority of the growth, contributing $30.4 million in revenue. Contracts with the U.S. Army, U.S. Navy, U.S. Air force, and the Defense Information Service Agency (DISA), either obtained through acquisitions or from internal growth, were the primary contributors to the increase in revenue for the first six months of FY2002.

Revenue from Federal Civilian Agencies increased 11.7%, or $8.4 million, to $79.7 million for the first six months of FY2002 as compared to the first half of FY2001. Approximately 45.0% of Federal Civilian Agency revenue for first six months was derived from DoJ, for whom the Company provides litigation support services and is developing and implementing an automated debt collection system. Revenue for DoJ was $35.8 million for the six months ended December 31, 2001 as compared to $34.9 million for the same period in FY2001. The overall increase in Federal Civilian Agency revenue was mainly generated from continued growth in managed network services business, GSA contracts and the Company’s work with DoJ.

Commercial revenue, which is primarily derived from the operations based in the United Kingdom, decreased by 16.8%, or $5.1 million for the first six months of FY2002. The decrease in Commercial revenue was largely the result of exposure to the international telecom industry, which has been experiencing weakness, and lower other direct costs, which are billed directly to clients and recorded as revenue, in FY2002 as compared to FY2001.

Revenue from State and Local Governments decreased 44.3%, or $5.9 million, to $7.4 million for the six months ended December 31, 2001, as compared to the same period a year ago. The decline in revenue was primarily due to two fixed-price state contracts. The Company’s continued and expanded focus on DoD and Federal Civilian Agency opportunities is resulting in a reduced emphasis in State and Local Governments.

The following table sets forth the relative percentage that certain items of expense and earnings bore to revenues for the six months ended December 31, 2001 and December 31, 2000, respectively.

	Year to Date				Year to Date Change
	FY02	FY01	FY02	FY01	$	%
Revenue	$308,144	$258,618	100.0%	100.0%	$49,526	19.2%

Costs and expenses:
Direct costs	188,087	157,029	61.0	60.7	31,058	19.8
Indirect costs & selling expenses	90,663	78,930	29.4	30.5	11,733	14.9
Depreciation & amortization	5,547	3,991	1.8	1.6	1,556	39.0
Goodwill amortization	—	2,344	0.0	0.9	(2,344)	(100.0)

Total operating expenses	284,297	242,294	92.2	93.7	42,003	17.3

Income from operations	23,847	16,324	7.8	6.3	7,523	46.1
Interest expense	1,221	1,583	0.4	0.6	(362)	(22.9)

Earnings before income taxes	22,626	14,741	7.4	5.7	7,885	53.5
Income taxes	8,597	5,748	2.8	2.2	2,849	49.6

Income from continuing operations	14,029	8,993	4.6	3.5	5,036	56.0

Discontinued operations
Income (loss)from operations of discontinued Marketing Systems Group business	(209)	125	(0.1)	0.0	(334)	—

Loss on disposal of Marketing Systems Group	(1,250)	—	(0.4)	—	(1,250)	—

Net Income	$12,570	$9,118	4.1%	3.5%	$3,452	37.9%

Income from Operations.    Operating income increased 46.1% for the six months ended December 31, 2001, as compared to the same period a year ago. The adoption of SFAS 142, which discontinued the amortization of goodwill, accounted for approximately 31.2% of the increase. The balance of the increase in operating income was due to increased revenues and lower indirect costs and selling expenses, as a percentage of revenue.

Direct costs include direct labor and other direct costs such as equipment purchases, subcontractor costs and travel expenses. Direct costs for the first half of FY2002 increased 19.8%, as compared to the same period a year ago. As a percentage of revenue, direct costs were relatively constant at 61.0% in the first half of FY2002 and 60.7% in the first half of FY2001. The largest component of direct costs, direct labor, was $96.8 million and $80.2 million, for the six months ended December 31, 2001 and 2000, respectively. The increase in direct labor was due to the growth in our Federal Government business both in the Department of Defense and Federal Civilian Agencies as well as from the acquisitions of Federal Services Business and DSIC. Other direct costs were $91.3 million and $76.8 million for the first six months of FY2002 and FY2001, respectively. The increase in other direct costs was primarily from the same two acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid & proposal costs, indirect labor and other discretionary costs. Portions of these are highly variable. As a percentage of revenue, indirect costs have decreased due to the growth in our Federal Government business and the acquisitions of Federal Services Business and DSIC.

Depreciation and amortization rose 39.0%, or $1.6 million, to $5.5 million for the six months ended December 31, 2001, as compared to a year ago. The increase was primarily due to the amortization of completed software development projects for which all costs are being amortized based on current and future revenue with annual minimum amortization equal to straight-line amortization over the remaining estimated economic life.

As previously stated, effective July 1, 2001, the Company adopted Statements of Financial Accounting Standard Nos. 141 and 142, which relate to business combinations and the amortization of goodwill. In compliance with these recently issued accounting pronouncements, the Company recorded no amortization expense of its goodwill during the six months ended December 31, 2001.

Interest Expense.    Interest expense decreased 22.9%, to $1.2 million for the six months ended December 31, 2001. The decrease was attributable primarily to a significant decline in interest rates.

Income Taxes.    The effective income tax rate for the first half of FY2002, was 38% versus 39% for the same period a year ago.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended December 31, 2001 and 2000 was $12.9 million and $5.8 million, respectively. The primary reason for this increase, period over period, was a $3.5 million increase in net income and a $12.6 million decrease in accounts receivable. In FY2002, cash provided by operating activities was generated primarily from net income of $12.6 million. In FY2001, cash provided by operating activities was principally due to net income of $9.1 million, increases in accrued compensation and benefits and income taxes payable.

Cash used in investing activities was $47.1 million for the six months ended December 31, 2001, compared to $34.1 million for the same period a year ago. Investing activities included purchase of property and equipment, purchases of businesses and related intangible assets.

Cash provided by financing activities was $33.3 million for the six months ended December 31, 2001, compared to $30.2 million for the same period a year ago. The primary sources of cash provided by financing activities was from net borrowings under the line of credit facility of $20.9 million in FY2002 and $35.5 million in FY2001, proceeds from exercised stock options of $12.5 million and $2.0 million in FY2002 and FY2001, respectively.

At December 31, 2001, the Company had an unsecured revolving line of credit that permitted borrowings of up to $125.0 million with an annual sublimit of $40.0 million on amounts borrowed for acquisitions. On February 4, 2002, the Company replaced this credit facility with a new five-year unsecured credit agreement, which increased the Company’s borrowing limit to $185.0 million and its annual sublimit for acquisitions to $75.0 million. As of February 7, 2002 the applicable interest rate was equal to LIBOR plus a margin rate of 0.875%. The Company also pays a fee on the unused portion of the facility. The margin rate and unused portion fee are determined quarterly based on leverage, new worth and fixed charge coverage ratios. The Company’s United Kingdom subsidiary also maintains a £0.5 million unsecured line of credit, which expires in November 2002. At December 31, 2001, the Company had approximately $69.8 million outstanding under its lines of credit.

The Company believes that cash on hand, cash generated by operations and amounts available under its lines of credit will provide the required liquidity and capital resources for the foreseeable future.

The Company’s ability to generate cash from operations depends to a significant extent on winning new contracts and recompeted contracts from the Company’s government customers in competitive bidding processes. If a significant portion of the Company’s government contracts were terminated or if its win rate on new contracts or recompeted contracts were to decline significantly, the Company’s operating cash flow would decrease, which would adversely affect its liquidity.

Historically, the Company has relied on borrowings under its credit facility and cash generated from operations to finance its acquisitions. Under the Company’s new credit facility, it will be able to borrow up to $75.0 million for acquisitions, but only if it complies with specified financial ratios and other convenants under that facility. For example, at the end of each fiscal quarter the Company’s consolidated leverage ratio, or the ratio of its consolidated debt to its consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the previous four quarters may not exceed 3.0x. As of December 31, 2001, its consolidated leverage ratio was 1.2.

The Company’s inability to finance acquisitions for any prolonged period of time would seriously affect its ability to execute its growth strategy and would harm its financial condition and results of operations.

PART II

OTHER INFORMATION

Item 3.    Legal Proceedings

Appeal of CACI International Inc, ASBCA No. 53058

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2001, for the most recently filed information concerning the appeal filed on September 27, 2000, with the Armed Services Board of Contract Appeals (“ASBCA”) challenging the Defense Information Systems Agency’s (“DISA”) denial of its claim for breach of contract damages. The Registrant’s appeal seeks damages arising from DISA’s breach of license agreement pursuant to which the Department of Defense agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by the Registrant’s wholly-owned subsidiary, CACI, INC.-FEDERAL, for the period from September 2, 1994 through April 22, 1998. By decision of March 22, 2001, in the companion case of GAP Instrument Corporation, ASBCA No.51658 (2001), the ASBCA held that the Government’s failure to conduct all electronic data interchanges exclusively through certified value-added networks constituted a breach of contract.

Registrant is working with DISA to develop damage issues for negotiation.

Item 4.    Submission of Matters to a Vote of Security Holders

On November 29, 2001, the Company held its Annual Meeting of Stockholders to (1) elect ten directors to hold office until our 2002 annual meeting of stockholders and (2) to ratify the appointment of Deloitte & Touche LLP as independent auditors for the current fiscal year. There was no solicitation in opposition to the persons nominated by the board of directors, and all ten of the board’s nominees were elected. The votes cast are set forth below:

Nominee	Votes for Nominee	Votes Withheld
Peter A. Derow	10,226,346	108,306
Richard L. Leatherwood	10,225,745	108,907
J.P. London	8,905,601	1,429,051
Warren R. Phillips	10,225,805	108,847
Charles P. Revoile	9,710,491	624,161
Glenn Ricart	10,226,005	108,647
Vincent L. Salvatori	10,225,470	109,182
William P. Snyder	10,225,899	108,753
Richard P. Sullivan	10,225,306	109,346
John M. Toups	10,224,364	110,288

The stockholders also approved the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the current fiscal year. A total of 10,317,213 shares were voted for the proposal, 6,457 shares were voted against the proposal and holders of 10,988 shares abstained.

Item 5.    Other Information

Forward Looking Statements

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and United Kingdom; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects in the event of a priority need for funds (such as the war on terrorism or homeland defense); government contract procurement (such as bid protests and small business set-asides) and termination risks; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and competition to hire and retain employees; our ability to complete acquisitions appropriate to achievement of our strategic plans; material changes in laws or regulations applicable to our businesses including, but not limited to laws related to outsourcing and competitive award of tasks under GSA schedule contracts; our own ability to achieve the objectives of near term or long range business plans; and other risks described in the Company’s Securities and Exchange Commission filings.

The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and United Kingdom; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects in the event of a priority need for funds (such as the war on terrorism or homeland defense); government contract procurement (such as bid protests and small business set-asides) and termination risks; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and competition to hire and retain employees; our ability to complete acquisitions appropriate to achievement of our strategic plans; material changes in laws or regulations applicable to our businesses including, but not limited to laws related to outsourcing and competitive award of tasks under GSA schedule contracts; our own ability to achieve the objectives of near term or long range business plans; and other risks described in the Company’s Securities and Exchange Commission filings.

Item 6.    Exhibits and Reports on Form 8-K

•	The Registrant filed a Current Report on Form 8-K on February 7, 2002, in which the Registrant reported that it had completed a new credit facility.

•
The Registrant filed a Current Report on Form 8-K on November 14, 2001, in which the Registrant reported that it had completed its acquisition of all of the common stock of Digital Systems International Corporation.

•
The Registrant filed a Current Report on Form 8-K on November 13, 2001, in which the Registrant reported that a 100 percent stock dividend had been declared on its common stock, having the effect of a two-for-one stock split.

•
The Registrant filed a Current Report on Form 8-K on November 9, 2001, in which the Registrant reported that pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, officers, directors, and other insiders may enter into trading plans or arrangements for systematic trading in the Company’s securities.

CACI INTERNATIONAL INC AND SUBSIDIARIES

INDEX TO EXHIBITS
(UNAUDITED)

Exhibit Number	Title

11	Computation of Basic and Diluted Earnings Per Share

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI INTERNATIONAL INC Registrant

Date:	By:	/s/
Dr. J. P. London Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Date:	By:	/s/
Stephen L. Waechter Chief Financial Officer and Treasurer (Principal Financial Officer)