Form 10-Q
period 2002-03-31
CACI INTERNATIONAL INC /DE/
filed 2002-05-13
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2002: CACI International Inc Common Stock, $0.10 par value, 28,410,364 shares.

CACI INTERNATIONAL INC AND SUBSIDIARIES

PART 1

FINANCIAL INFORMATION

Item 1.    Financial Statements

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Revenues	$182,818	$146,655

Costs and expenses
Direct costs	114,112	91,321
Indirect costs and selling expenses	51,053	41,872
Depreciation and amortization	3,088	2,121
Goodwill amortization	—	1,451
Total operating expenses	168,253	136,765

Income from operations	14,565	9,890
Interest expense	718	983
Income before income taxes	13,847	8,907
Income taxes	5,259	3,474

Income from continuing operations	$8,588	$5,433
Discontinued operations
Income from operations from discontinued Marketing Systems Group (less applicable income tax benefit of $82)	—	128

Net income	$8,588	$5,561

Basic earnings per share
Income from continuing operations	$0.34	$0.24
Income from discontinued operations of Marketing Systems Group	—	0.01

Net Income	$0.34	$0.25

Average Shares Outstanding	25,141	22,602

Diluted earnings per share
Income from continuing operations	$0.33	$0.24
Income from discontinued operations of Marketing Systems Group	—	0.01

Net income	$0.33	$0.25

Average shares and equivalent shares outstanding	26,033	23,014

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Nine Months Ended March 31,
	2002	2001
Revenues	$490,962	$405,273

Costs and expenses
Direct costs	302,199	248,350
Indirect costs and selling expenses	141,716	120,802
Depreciation and amortization	8,635	6,112
Goodwill amortization	—	3,795
Total operating expenses	452,550	379,059

Income from operations	38,412	26,214
Interest expense	1,939	2,566
Income before income taxes	36,473	23,648
Income taxes	13,856	9,222

Income from continuing operations	$22,617	$14,426
Discontinued operations
Income (loss) from operations from discontinued Marketing Systems Group (less applicable income tax benefit of $128 and tax of $162)	(209)	253

Loss on disposal of Marketing Systems Group including provision of $284 for operating losses during phase-out period (less applicable income tax benefit of $766)	(1,250)	—

Net income	$21,158	$14,679

Basic earnings per share
Income from continuing operations	$0.95	$0.64
Income (loss) from discontinued operations of Marketing Systems Group	(0.01)	0.01
Loss on disposal of Marketing Systems Group	(0.05)	—

Net Income	$0.89	$0.65

Average shares outstanding	23,850	22,598

Diluted earnings per share
Income from continuing operations	$0.92	$0.63
Income (loss) from discontinued operations of Marketing Systems Group	(0.01)	0.01
Loss on disposal of Marketing Systems Group	(0.05)	—

Net income	$0.86	$0.64

Average shares and equivalent shares outstanding	24,663	22,950

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2002	June 30, 2001
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$129,357	$14,842
Accounts receivable:
Billed	149,695	114,953
Unbilled	7,565	11,038
Total accounts receivable	157,260	125,991

Deferred income taxes	412	407
Deferred contract costs	1,946	1,456
Prepaid expenses and other	7,921	8,562
Total current assets	296,896	151,258

Property and equipment, net	15,241	15,685

Accounts receivable, long term	8,786	13,686
Goodwill	112,874	88,895
Other assets	14,215	12,898
Intangible assets	10,590	—
Deferred contract costs, long term	202	—
Deferred income taxes	3,233	2,309

Total assets	$462,037	$284,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$3,616	$—
Accounts payable	9,880	7,532
Other accrued expenses	16,742	28,322
Accrued compensation and benefits	30,679	26,866
Income taxes payable	2,405	156
Deferred income taxes	5,008	6,421
Total current liabilities	68,330	69,297

Notes payable, long-term	28,500	48,888
Deferred rent expenses	1,555	1,286
Deferred income taxes	117	116
Other long-term obligations	7,423	4,940

Shareholders’ equity
Common stock—$.10 par value, 80,000,000 shares authorized, 36,180,000 and 30,572,000 shares issued	3,618	3,057
Capital in excess of par	197,468	23,269
Retained earnings	180,456	159,298
Accumulated other comprehensive loss	(4,413)	(4,486)
Treasury stock, at cost (7,772,000 and 7,768,000 shares)	(21,017)	(20,934)
Total shareholders’ equity	356,112	160,204

Total liabilities & shareholders’ equity	$462,037	$284,731

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,158	$14,679
Reconciliation of net income to net cash provided by (used in) operating activities
Depreciation and amortization	8,759	10,255
Provision (benefit) for deferred income taxes	(2,341)	(898)
Loss on disposal of Marketing Systems Group business	966	—

Changes in operating assets and liabilities
Accounts receivable	(13,955)	(7,335)
Deferred contract costs	(692)	(224)
Prepaid expenses and other assets	1,088	14
Accounts payable and accrued expenses	(10,333)	(3,925)
Accrued compensation and benefits	978	8,951
Other long-term obligations	2,484	(1,504)
Deferred rent expense	(10)	160
Income taxes (receivable) payable	4,549	2,833

Net cash provided by (used in) operating activities	12,651	23,006

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment	(5,416)	(6,518)
Purchase of businesses	(40,280)	(28,763)
Capitalized software cost and other	(3,164)	(1,924)

Net cash provided by (used in) investing activities	(48,860)	(37,205)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds under line-of-credit	319,372	159,499
Payments under line-of-credit	(343,260)	(136,762)
Proceeds from exercise of stock options	12,870	2,379
Proceeds from secondary stock offering	161,890	—
Purchase of common stock for treasury	(83)	(7,238)

Net cash provided by (used in) financing activities	150,789	17,878

Effect of other comprehensive income (loss)	(65)	(433)

Net increase (decrease) in cash and equivalents	114,515	3,246
Cash and equivalents, beginning of period	14,842	4,931

Cash and equivalents, end of period	$129,357	$8,177

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for income taxes, net	$6,362	$4,900

Interest paid during the period	$1,926	$2,499

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net income	$8,588	$5,561	$21,158	$14,679

Cumulative currency translation adjustment	(574)	(1,281)	402	(1,604)
Fair value of interest rate swap	147	—	(329)	—

Comprehensive income	$8,161	$4,280	$21,231	$13,075

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. The results of the three and nine months are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited condensed consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2001.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation (see also Notes F & G).

CACI INTERNATIONAL INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

B.    Goodwill

The Financial Accounting Standards Board (“FASB”) recently issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized against earnings, but instead reviewed periodically for impairment, with any identified impairments treated as a cumulative effect of a change in accounting principle. An independent benchmark assessment was performed as of July 1, 2001 and no goodwill impairment was identified. Intangible assets from recent acquisitions, associated with customer contracts, related customer relationships and non-compete agreements, amounted to $10.6 million at March 31, 2002.

The Company elected to adopt SFAS No. 142 effective July 1, 2001, as a result, amortization of goodwill was discontinued. A reconciliation of previously reported net income and earnings per share with the amounts adjusted for the exclusion of goodwill amortization net of related income tax effect follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Reported net income	$8,588	$5,561	$21,158	$14,679
Goodwill amortization (net of tax)	—	885	—	2,315

Adjusted net income	$8,588	$6,446	$21,158	$16,994

Basic Earnings Per Share:
Reported EPS—Basic	$0.34	$0.25	$0.89	$0.65
Goodwill amortization (net of tax)	—	0.04	—	0.10

Adjusted Basic EPS	$0.34	$0.29	$0.89	$0.75

Diluted Earnings Per Share:
Reported EPS—Diluted	$0.33	$0.25	$0.86	$0.64
Goodwill amortization (net of tax)	—	0.04	—	0.10

Adjusted Diluted EPS	$0.33	$0.29	$0.86	$0.74

CACI INTERNATIONAL INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

C.    Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of $3,608,000 and $4,301,000 at March 31, 2002 and June 30, 2001, respectively. Accounts receivable are classified as follows:

	March 31, 2002	June 30, 2001
	(dollars in thousands)
Billed receivables
Billed receivables	$130,771	$100,095
Billable receivables at end of period	18,924	14,858
Total billed receivables	149,695	114,953

Unbilled receivables
Unbilled pending receipt of documents for billing	7,565	11,038
Unbilled retainages and fee withholds expected to be billed beyond the next 12 months	8,786	13,686
Total unbilled receivables	16,351	24,724

Total accounts receivable	$166,046	$139,677

D.    Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company’s operations and liquidity.

CACI INTERNATIONAL INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

E.    Business Segment Information

The Company reports financial data in two segments: Domestic Operations and International Operations. Operating results for the segments are as follows:

	Domestic Operations	International Operations	Other	Total
	(dollars in thousands)
Quarter Ended March 31, 2002
Revenue from external customers	$172,611	$10,106	$101	$182,818
Pre-tax income (loss) from continuing operations	14,527	1,447	(2,127)	13,847

Quarter Ended March 31, 2001
Revenue from external customers	$134,004	$12,666	$(15)	$146,655
Pre-tax income (loss) from continuing operations	9,212	1,277	(1,582)	8,907

Nine Months Ended March 31, 2002
Revenue from external customers	$460,781	$30,031	$150	$490,962
Pre-tax income (loss) from continuing operations	37,861	3,877	(5,265)	36,473

Nine Months Ended March 31, 2001
Revenue from external customers	$370,868	$34,226	$179	$405,273
Pre-tax income (loss) from continuing operations	23,369	3,664	(3,385)	23,648

The “Other” column represents the elimination of intersegment revenue and corporate related items.

F.    Common Stock Dividend

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

CACI INTERNATIONAL INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

G.    Discontinued Operations

On January 6, 2002, the Company completed the sale of the net assets of its domestic Marketing Systems Group to Environmental Research Systems Institute, Inc’s subsidiary, ESRI Business Information Solutions for $3.5 million in cash. This resulted in a net after-tax loss for the Company of $1.3 million. Included in the loss was a net after-tax loss from discontinued operations of $284 thousand for the period of October 31, 2001 to January 6, 2002. The consolidated statements of operations for prior periods have been restated for consistent presentation of discontinued operations.

H.    Secondary Offering

As of March 20, 2002, the Company issued 4,887,500 shares in a secondary offering including 637,500 shares of the over-allotment option, raising $162.5 million of new capital net of secondary offering costs. A portion of the proceeds has been used to pay down approximately $46 million in debt. The Company intends to use the remaining net proceeds of the offering for working capital to support general corporate purposes as well as future acquisitions.

I.     Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not determined the effect that this statement will have on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet completed its analysis of this new pronouncement and the impact it will have on its consolidated financial statements.

CACI INTERNATIONAL INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

J.     Subsequent Events

The Company entered into a Letter of Intent (LOI) on January 14, 2002 to acquire the stock of an engineering and information technology services company, specializing in the design, integration and management of value-oriented, secure enterprise network systems for agencies of the Federal Government. The closing of the acquisition was contingent upon completion of due diligence satisfactory to the Company in its sole discretion. During the due diligence process the Company decided not to pursue the transaction further at this time.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations For the Three Months Ended March 31, 2002 and 2001.

Revenues.    The table below sets forth revenues by customer with related percentages of total revenues for the three months ended on March 31, 2002 (FY2002) and March 31, 2001 (FY2001), respectively:

	Third Quarter				Third Quarter Change
	FY2002		FY2001		$’s	%
	(dollars in thousands)

Department of Defense	$115,901	63.4%	$88,567	60.4%	$27,334	30.9%
Federal Civilian Agencies	51,911	28.4%	37,302	25.4%	14.609	39.2%
Commercial	11,808	6.5%	15,492	10.6%	(3,684)	(23.8%)
State & Local Governments	3,198	1.7%	5,294	3.6%	(2,096)	(39.6%)

Total	$182,818	100.0%	$146,655	100.0%	$36,163	24.7%

Revenue.    For the three months ended March 31, 2002, the Company’s total revenue increased by 24.7%, or $36.2 million, over the same period last year. Revenue growth in the third quarter came primarily from increased managed network services, systems integration, knowledge management and engineering services. The November 1, 2001 acquisition of Digital Systems International Corporation (“DSIC”) contributed $15.2 million of the revenue increase in the third quarter of FY2002.

Revenue from the Department of Defense (“DoD”) increased 30.9%, or $27.3 million, for the third quarter of FY2002 as compared to the same period in FY2001. DoD revenue growth was due primarily to higher levels of managed network and engineering services business. The acquisition of DSIC contributed $11.9 million in revenue and the remaining $15.4 million of revenue growth was attributable to internal growth for the quarter.

Revenue from Federal Civilian Agencies increased 39.2%, or $14.6 million, to $51.9 million for the three months ended March 31, 2002 as compared to the same period a year ago. Approximately 51.1% of Federal Civilian Agency revenue for the quarter was derived from the Department of Justice (“DoJ”), for whom the Company provides litigation support services and maintains an automated debt management system. Revenue for DoJ was $26.5 million for the third quarter of FY2002 as compared to $17.9 for the same period in FY2001. The overall increase in Federal Civilian Agency revenue was mainly generated from continued growth in the Company’s work with DoJ and the acquisition of DSIC.

Commercial revenue, which is primarily derived from the operations based in the United Kingdom, decreased by 23.8%, or $3.7 million, for the third quarter of FY2002. The decrease in Commercial revenue was largely the result of the Company’s exposure to the international telecom industry, which has been experiencing weakness, and lower other direct costs, which are billed directly to clients in FY2002, as compared to FY2001.

Revenue from State and Local Governments decreased 39.6%, or $2.1 million, to $3.2 million for the three months ended March 31, 2002 as compared to the same period a year ago. The Company’s continued and expanded focus on DoD and Federal Civilian Agency opportunities is resulting in a reduced emphasis in State and Local Governments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table sets forth the relative percentage that certain items of expense and earnings bore to revenues for the quarters ended March 31, 2002 and March 31, 2001, respectively.

	Third Quarter				Third Quarter Change
	FY02	FY01	FY02	FY01	$	%
	(dollars in thousands)
Revenue	$182,818	$146,655	100.0%	100.0%	$36,163	24.7%

Costs and expenses:
Direct costs	114,112	91,321	62.4	62.3	22,791	25.0
Indirect costs & selling expenses	51,053	41,872	27.9	28.6	9,181	21.9
Depreciation & amortization	3,088	2,121	1.7	1.4	967	45.6
Goodwill amortization	—	1,451	—	1.0	(1,451)	(100.0)
Total operating expenses	168,253	136,765	92.0	93.3	31,488	23.0

Income from operations	14,565	9,890	8.0	6.7	4,675	47.3
Interest expense	718	983	0.4	0.6	(265)	(27.0)
Earnings before income taxes	13,847	8,907	7.6	6.1	4,940	55.5
Income taxes	5,259	3,474	2.9	2.4	1,785	51.4

Income from continuing operations	8,588	5,433	4.7	3.7	3,155	58.1

Discontinued operations
Income (loss) from operations of discontinued Marketing Systems Group business	—	128	—	0.1	(128)	(100.0)

Net Income	$8,588	$5,561	4.7%	3.8%	$3,027	54.4%

Income from Operations.    Operating income increased 47.3% for the quarter ended March 31, 2002, as compared to the same period a year ago. The adoption of FAS 142, which discontinued the amortization of goodwill, accounted for over 31.0% of the increase. The balance of the increase in operating income was due to increased revenues and lower indirect costs and selling expenses, as a percentage of revenue.

Direct costs include direct labor and other direct costs, such as equipment purchases, subcontractor costs and travel expenses. Direct costs for the third quarter of FY2002 increased 25.0%, as compared to the same period a year ago. The largest component of direct costs, direct labor, was $56.6 million and $45.2 million for the third quarters of FY2002 and FY2001, respectively. The increase in direct labor was due to the acquisition of DSIC as well as growth in our Federal Government business. Other direct costs were $57.5 million and $46.1 million for the third quarters of FY2002 and FY2001, respectively. The increase in other direct costs was primarily due to large equipment purchases for DoD and DoJ contracts.

Indirect costs and selling expenses include fringe benefits, marketing and bid & proposal costs, indirect labor and other discretionary costs. Portions of these are highly variable. As a percentage of revenue, indirect costs have decreased due to the growth in our Federal Government business and the acquisition of DSIC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization rose 45.6%, or $1.0 million, for the third quarter of FY2002, as compared to a year ago. Of the increase, $.5 million was attributable to amortization associated with intangible assets purchased in recent acquisitions. The remainder of the increase was primarily due to the amortization of completed software development projects and purchases of computer equipment and software licenses.

As previously stated, effective July 1, 2001, the Company adopted Statements of Financial Accounting Standard Nos. 141 and 142, which relate to business combinations and the amortization of goodwill. In compliance with these recently issued accounting pronouncements, the Company recorded no amortization expense of its goodwill during the three months ended March 31, 2002.

Interest Expense.    Interest expense decreased 27.0% for the third quarter of FY2002. The decrease was attributable to the March 2002 reduction in the Company’s credit facility balance using proceeds from the secondary stock offering.

Income Taxes.    The effective income tax rate for the three months ended March 31, 2002, was 38% versus 39% for the same period a year ago.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations For the Nine Months Ended March 31, 2002 and 2001.

Revenues.    The table below sets forth revenues by customer with related percentages of total revenues for the nine months ended on March 31, 2002, (FY2002) and March 31, 2001 (FY2001), respectively:

	Year to Date				Year to Date Change
	FY2002		FY2001		$’s	%
	(dollars in thousands)
Department of Defense	$311,760	63.5%	$232,317	57.3%	$79,443	34.2%
Federal Civilian Agencies	131,612	26.8%	108,648	26.8%	22,964	21.1%
Commercial	37,013	7.5%	45,771	11.3%	(8,758)	(19.1)%
State & Local Governments	10,577	2.2%	18,537	4.6%	(7,960)	(42.9)%

Total	$490,962	100.0%	$405,273	100.0%	$85,689	21.1%

Revenue.    For the nine months ended March 31, 2002, the Company’s total revenue increased 21.1%, or $85.7 million, over the same period last year. Revenue growth for the first nine months of FY2002 was driven primarily by higher levels of managed network and systems integration services from Federal Government customers. The Federal Services Business acquired from N.E.T. Federal, Inc. on December 2, 2000 contributed $41.5 million, and the November 1, 2001 acquisition of DSIC contributed $24.4 million, of the revenue increase for the first nine months of FY2002.

DoD revenue increased 34.2%, or $79.4 million, for the first nine months of FY2002 as compared to the same period in FY2001. The acquisitions of the Federal Services Business and DSIC accounted for the majority of the growth, contributing $44.0 million in revenue. Contracts with the U.S. Army, U.S. Navy, U.S. Air Force, and the Defense Information Service Agency (DISA), either acquired through acquisition or from internal growth, were the primary contributors to the increase in revenue for the first nine months of FY2002.

Revenue from Federal Civilian Agencies increased 21.1%, or $23.0 million, to $131.6 million for the first nine months of FY2002 as compared to the first nine months of FY2001. Approximately 48.0% of Federal Civilian Agency revenue for first nine months was derived from DoJ, for whom the Company provides litigation support services and maintains an automated debt management system. Revenue for DoJ was $63.2 million for the nine months ended March 31, 2002 as compared to $52.9 million for the same period in FY2001. The overall increase in Federal Civilian Agency revenue was mainly generated from continued growth in managed network services business, GSA schedule contracts and the Company’s work with DoJ.

Commercial revenue, which is primarily derived from the operations based in the United Kingdom, decreased by 19.1%, or $8.8 million, for the first nine months of FY2002. The decrease in Commercial revenue was largely the result of exposure to the international telecom industry, which has been experiencing weakness, and lower other direct costs, which are billed directly to clients, in FY2002 as compared to FY2001.

Revenue from State and Local Governments decreased 42.9%, or $8.0 million, to $10.6 million for the nine months ended March 31, 2002, as compared to the same period a year ago. The decline in revenue was primarily due to the phase out of work on two state contracts. The Company’s continued and expanded focus on DoD and Federal Civilian Agency opportunities is resulting in a reduced emphasis in State and Local Governments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table sets forth the relative percentage that certain items of expense and earnings bore to revenues for the nine months ended March 31, 2002 and March 31, 2001, respectively.

	Year to Date				Year to Date Change
	FY02	FY01	FY02	FY01	$	%
	(Dollars in thousands)
Revenue	$490,962	$405,273	100.0%	100.0%	$85,689	21.1%

Costs and expenses:
Direct costs	302,199	248,350	61.5	61.3	53,849	21.7
Indirect costs & selling expenses	141,716	120,802	28.9	29.8	20,914	17.3
Depreciation & amortization	8,635	6,112	1.8	1.5	2,523	41.3
Goodwill amortization	—	3,795	—	0.9	(3,795)	(100.0)
Total operating expenses	452,550	379,059	92.2	93.5	73,491	19.4

Income from operations	38,412	26,214	7.8	6.5	12,198	46.5
Interest expense	1,939	2,566	0.4	0.6	(627)	(24.4)
Earnings before income taxes	36,473	23,648	7.4	5.9	12,825	54.2
Income taxes	13,856	9,222	2.8	2.3	4,634	50.2

Income from continuing operations	22,617	14,426	4.6	3.6	8,191	56.8

Discontinued operations
Income(loss) from operations of discontinued Marketing Systems Group business	(209)	253	—	—	(462)	—

Loss on disposal of Marketing Systems Group	(1,250)	—	(0.3)	—	(1,250)	—

Net Income	$21,158	$14,679	4.3%	3.6%	$6,479	44.1%

Income from Operations.    Operating income increased 46.5% for the nine months ended March 31, 2002, as compared to the same period a year ago. The adoption of FAS 142, which discontinued the amortization of goodwill, accounted for approximately 31.1% of the increase. The balance of the increase in operating income was due to increased revenues and lower indirect costs and selling expenses, as a percentage of revenue.

Direct costs include direct labor and other direct costs, such as equipment purchases, subcontractor costs and travel expenses. Direct costs for the first nine months of FY2002 increased 21.7%, as compared to the same period a year ago. The largest component of direct costs, direct labor, was $153.4 million and $125.5 million, for the nine months ended March 31, 2002 and 2001, respectively. The increase in direct labor was due to the growth in our Federal Government business both in the Department of Defense and Federal Civilian Agencies, as well as from the acquisitions of Federal Services Business and DSIC. Other direct costs were $148.8 million and $122.9 million for the first nine months of FY2002 and FY2001, respectively. The increase in other direct costs was primarily from the same two acquisitions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Indirect costs and selling expenses include fringe benefits, marketing and bid & proposal costs, indirect labor and other discretionary costs. Portions of these are highly variable. As a percentage of revenue, indirect costs have decreased due to growth in our Federal Government business and the acquisitions of Federal Services Business and DSIC.

Depreciation and amortization rose 41.3%, or $2.5 million, to $8.6 million for the nine months ended March 31, 2002, as compared to a year ago. The increase was primarily due to the amortization associated with intangible assets purchased in recent acquisitions. The remainder of the increase was primarily due to the amortization of completed software development projects and purchases of computer equipment and software licenses.

As previously stated, effective July 1, 2001, the Company adopted Statements of Financial Accounting Standard Nos. 141 and 142, which relate to business combinations and the amortization of goodwill. In compliance with these recently issued accounting pronouncements, the Company recorded no amortization expense of its goodwill during the nine months ended March 31, 2002.

Interest Expense.    Interest expense decreased 24.4%, to $1.9 million for the nine months March 31, 2002. The decrease was attributable to the March 2002 reduction of the Company’s credit facility balance using the proceeds from the secondary stock offering.

Income Taxes.    The effective income tax rate for the first nine months of FY2002 was 38%, versus 39% for the same period a year ago.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended March 31, 2002 and 2001 was $12.7 million and $23.0 million, respectively. The primary reason for this decrease, year over year, was a $6.6 million increase in accounts receivable and a $6.4 million decrease in accounts payable and accrued expenses. In FY2002, cash provided by operating activities was generated primarily from net income of $21.2 million offset by an increase in accounts receivable from internal growth and the acquisition of DSIC and a decrease in accounts payable and accrued expenses. In FY2001, cash provided by operating activities was principally due to net income of $14.7 million, and increases in accrued compensation and benefits and income taxes payable.

Cash used in investing activities was $48.9 million for the nine months ended March 31, 2002, compared to $37.2 million for the same period a year ago. Investment activities included purchase of property and equipment, and purchases of businesses and related intangible assets.

Cash provided by financing activities was $150.8 million for the nine months ended March 31, 2002, compared to $17.9 million for the same period a year ago. The primary source of cash provided by financing activities was the proceeds realized from the secondary stock offering in March 2002.

At March 31, 2002, the Company had an unsecured revolving line of credit that permitted borrowings up to $185.0 with an annual sublimit of $75.0 million on amounts borrowed for acquisitions. The applicable interest rate was equal to LIBOR plus a margin rate of 0.750%. The Company also pays a fee on the unused portion of the facility. The margin rate and unused portion fee are determined quarterly based on leverage, net worth and fixed charge coverage ratios. The Company’s United Kingdom subsidiary also maintains a 500,000 British pound sterling unsecured line of credit, which expires in December 2002. At March 31, 2002, the Company had approximately $160.7 million available under its lines of credit.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company believes that the combination of internally generated funds, available bank borrowings and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

The Company’s ability to generate cash from operations depends to a significant extent on winning new contracts and recompeted contracts from the Company’s government customers in competitive bidding processes. If a significant portion of the Company’s government contracts were terminated, or if its win rate on new contracts or recompeted contracts were to decline significantly, the Company’s operating cash flow would decrease, which would adversely affect its liquidity.

Historically, the Company has relied on borrowings under its credit facility and cash generated from operations to finance its acquisitions. Under the Company’s new credit facility, it will be able to borrow up to $75.0 million for acquisitions, but only if it complies with specified financial ratios and other covenants under that facility. For example, at the end of each fiscal quarter the Company’s consolidated leverage ratio, or the ratio of its consolidated debt to its consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the previous four quarters may not exceed 3.0x. As of March 31, 2002, its consolidated leverage ratio was below 1.0 .

The Company’s inability to finance acquisitions for any prolonged period of time would seriously affect its ability to execute its growth strategy and would harm its financial condition and results of operations.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

Appeal of CACI International Inc, ASBCA No. 53058

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, for the most recently filed information concerning the appeal filed on September 27, 2000, with the Armed Services Board of Contract Appeals (“ASBCA”) challenging the Defense Information Systems Agency’s (“DISA”) denial of its claim for breach of contract damages. The Registrant’s appeal seeks damages arising from DISA’s breach of license agreement pursuant to which the Department of Defense agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by Registrant’s wholly-owned subsidiary, CACI, INC.-FEDERAL, for the period from September 2, 1994 through April 22, 1998. By decision of March 22, 2001, in the companion case of GAP Instrument Corporation, ASBCA No.51658 (2001), the ASBCA held that the Government’s failure to conduct all electronic data interchanges exclusively through certified value-added networks constituted a breach of contract.

Since the filing of Registrant’s last Quarterly Report on Form 10-Q, the Registrant has been working with DISA to develop damage issues for negotiation. In addition, the Registrant’s claim has been audited and ASBCA has established a schedule calling for a hearing on the matter in December 2002, in the event the parties are unable to reach a negotiated settlement.

Item 2.     Changes in Securities and Use of Proceeds

On March 7, 2002, the SEC declared effective our registration statement on Form S-3 (File No. 333-82346) relating to an underwritten firm commitment public offering of 4,887,500 shares of our Class A common stock, including 637,500 shares issuable upon exercise of underwriters’ over-allotment option, at a pubic offering price of $35.00 per share. All of these shares were offered for our own account. The public offering commenced on March 8, 2002. We completed the sale of 4,250,000 shares on March 13, 2002, and we completed the sale of the remaining 637,500 shares on March 20, 2002. The managing underwriters for the offering were Banc of America Securities LLC, Raymond James & Associates, Inc., U.S. Bancorp Piper Jaffray Inc, Legg Mason Wood Walker, Incorporated and Adams, Harkness & Hill, Inc. The total price to the public was $171.1 million. The total underwriting discounts and commissions were approximately $8.6 million, and we estimate that through March 31, 2002 we incurred other expenses (including filing, legal, accounting and printing fees) of approximately $750,000, none of which was paid directly or indirectly to our directors or officers or their associates or to persons owning 10% or more of any class of our equity securities or to any affiliate. After deducting underwriting discounts and commissions and estimated offering expenses, our net proceeds from the offering were approximately $161.8 million. Through March 31, 2002, we used proceeds from the offering in the amount of $46.1 million to repay all but $25.0 million of principal under our credit facility, none of which was paid directly or indirectly to our directors or officers or their associates or to person owning 10% or more of any class of our equity securities or to any affiliate.

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

Item 6.     Exhibits and Reports on Form 8-K

The Registrant filed a Current Report on Form 8-K on March 7, 2002, in which the Registrant reported a correction to the “Aggregated Options Exercises in Fiscal Year 2001 and Fiscal Year Option Values” from the FY01 Proxy Statement.

CACI INTERNATIONAL INC AND SUBSIDIARIES
INDEX TO EXHIBITS
(UNAUDITED)

Exhibit Number	Title
11	Computation of Basic and Diluted Earnings Per Share

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

	By:	/s/ Dr. J. P. London

Dr. J. P. London Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2002

	By:	/s/ Stephen L. Waechter

Stephen L. Waechter Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 13, 2002