Form 10-K
period 2002-06-30
CACI INTERNATIONAL INC /DE/
filed 2002-09-27
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002

Commission File Number 0-8401

CACI INTERNATIONAL INC
(Exact name of Registrant as specified in its charter)

Delaware	54-1345888
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒.  No  ☐.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 2002, was approximately $1,059,439,692

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of August 31, 2002: CACI International Inc Common Stock, $.10 par value, 28,441,334 shares.

DOCUMENTS INCORPORATED BY REFERENCE

(1)  The information relating to directors and officers contained in the proxy statement of the Registrant to be filed in connection with its 2002 Annual Meeting of Stockholders is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K.

BUSINESS INFORMATION

Unless the context indicates otherwise, the terms “the Company” and “CACI” as used in Parts I and II, include both CACI International Inc and its subsidiaries. The term “the Registrant”, as used in Parts I and II, refers to CACI International Inc only.

PART I

Item 1.    Business

Background

CACI International Inc (the “Registrant”) was organized as a Delaware corporation under the name of “CACI WORLDWIDE, INC.” on October 8, 1985. By a merger effected on June 2, 1986, the Registrant became the parent of CACI, Inc., a Delaware corporation, and CACI N.V., a Netherlands corporation. Effective April 16, 2001, CACI, Inc. was merged into its wholly-owned subsidiary, CACI, INC.-FEDERAL, such that Registrant is now the corporate parent of CACI, INC.-FEDERAL, a Delaware corporation, and CACI, N.V., a Netherlands corporation.

The Registrant is a holding company and its operations are conducted through subsidiaries, which are located in the U.S. and Europe.

Overview

CACI founded its business in 1962 in simulation technology, and has strategically diversified within the information technology (“IT”) and communications industries. With 2002 revenue of $681.9 million, CACI serves clients in the government and commercial markets primarily throughout North America and the United Kingdom. The Company delivers IT and communications solutions to clients through four areas of expertise or service offerings: systems integration, managed network services, knowledge management and engineering services. Through these service offerings, the Company provides comprehensive, practical IT and communications solutions by adapting emerging technologies and continually evolving legacy strengths in such areas as information assurance and security, reengineering, logistics and engineering support, automated debt management systems and services, litigation support systems and services, product data management, software development and reuse, voice, data and video communications, simulation and planning, financial and human resource systems and geo-demographic and customer data analysis. As a result of these broad capabilities, many of the Company’s client relationships have existed for five years or more.

The Company’s high quality service has enabled it to sustain high rates of repeat business and long-term client relationships and also to compete effectively for new clients and new contracts. The Company is organized to seek competitive business opportunities and has designed its operations to support major programs through centralized business development and business alliances. CACI has structured its new business development organization to respond to the competitive marketplace, particularly within the federal government, and supports that activity with full-time marketing, sales, communications, and proposal development specialists.

The Company’s primary markets—both domestic and international—are agencies of national governments, major corporations and state and local governments. The demand for CACI’s services in large measure is created by the increasingly complex network, systems and information environment in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity and, ultimately, performance.

At June 30, 2002, CACI employed approximately 5,524 people. This total includes approximately 417 part time employees. The Company currently operates from its headquarters at Three Ballston Plaza, 1100 North Glebe Road, Arlington, Virginia. CACI has operating offices and facilities in over 80 other locations throughout the United States and Western Europe.

Domestic Operations

CACI’s domestic operations are conducted through a number of subsidiaries, and account for all of the domestic revenue generated by the Company. Domestically, the Company provides IT and communications solutions through all four of its major service offerings: systems integration, managed network services, knowledge management and engineering services. Generally, the solutions offered domestically are applied by clients to improve their organizational performance by enhancing system infrastructures.

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

Knowledge Management offerings encompass a range of information management tools and enabling technologies, including Internet-based user interfaces, commercial off-the-shelf software, and workflow management systems. These technologies enable users to automate all aspects of document administration, including warehousing, retrieving, and sharing, while improving processes, enhancing support and allowing organizations to achieve higher operational efficiencies and mission effectiveness.

Engineering services offerings enable clients to standardize and improve the way they manage the logistical life cycles of systems, products, and material assets, resulting in cost savings and increased productivity. They also provide acquisition support, prototype development and integration, software design and integration, systems life extension and training in the use of analytical and collaboration tools for the U.S. intelligence community. The solutions provided are often coupled with the Company’s simulation and programming services to deliver advanced logistics planning solutions.

In fashioning solutions utilizing the technologies of each of these service offerings, the Company makes extensive use of its wide array of modeling and simulation products and services, thereby enabling clients to visualize the impact of proposed changes or new technologies before implementation. The Company’s simulation offerings address client needs in the areas of military training and war-gaming, logistics, manufacturing, wide area networks, including satellites and land lines, local area networks, the study of business processes, and the design of distributed computer systems architecture.

International Operations

CACI’s international operations are conducted primarily through the Company’s major operating subsidiary in Europe, CACI Limited, and account for all revenue generated from international clients and substantially all of the Company’s commercial revenue. CACI Limited is headquartered in London, England, and operates primarily in support of the Company’s systems integration line of business.

The Company’s international systems integration offerings focus primarily on planning, designing, implementing and managing solutions that resolve specific technical or business needs for commercial clients in the telecommunications, financial services, and transportation industries, and combining data and technology in software products and services that provide strategic information on customers, buying patterns and market trends for clients who are engaged in retail sales of consumer products, direct marketing campaigns, franchise or branch site location projects, and similar endeavors.

Major Markets and Significant Activities

CACI operates in an industry that includes many highly competitive firms, some of which are larger in size and have greater financial resources. The Company obtains much of its business on the basis of proposals submitted in response to requests from potential and current customers, who may also receive proposals from other firms. Additionally, the Company faces indirect competition from certain government agencies that perform services for themselves similar to those marketed by CACI. The Company knows of no single competitor that is dominant in its fields of technology. The Company has a relatively small share of the available worldwide market for its products and services and intends to achieve growth in part through increasing market share.

Although the Company is a supplier of proprietary computer-based simulation technology products and marketing systems products in the United Kingdom, CACI is not primarily a software product developer-distributor (see discussion following on Patents, Trademarks, Trade Secrets and Licenses).

CACI offers substantially its entire range of information systems, technical and communications services and proprietary products to defense and civilian agencies of the U.S. Government. In order to do so, the Company must maintain expert knowledge of agency policies and operations. The Company’s work for U.S. Government agencies may combine a wide range of skills drawn from its major service offerings, including information systems design, development and maintenance, systems engineering, telecommunications, logistics sciences, information assurance and security, military systems engineering, simulation, automated document management, litigation support and debt management. The Company occasionally contracts with the governments of other nations.

CACI is a leading supplier of automated information systems for state management of vehicle titles and registrations, and licensing and wheeled vehicle revenue support. The Company also offers software, systems integration and independent validation and verification services to this market on a selective basis.

The Company’s commercial client base consists primarily of large corporations in the UK. This market is the primary target of the Company’s proprietary software and database products.

Decisions regarding contract awards by the Company’s government clients typically are based on assessment of the quality of past performance, responsiveness to proposal requirements, price, and many other factors.

The Company has the capability to combine comprehensive knowledge of client challenges with significant expertise in the design, integration, development and implementation of advanced information technology and communications solutions. This capability provides CACI with opportunities either to compete directly for, or to support other bidders in competition for, multi-million dollar contracts from the U.S. Government.

CACI has strategic business relationships with many companies associated with the information technology industry. These strategic partners have business objectives compatible with those of the Company, and offer products and services that complement CACI’s. The Company intends to continue development of these kinds of relationships wherever they support its growth objectives.

Marketing and new business development for the Company are conducted by virtually all officers and managers of the Company, including the Chief Executive Officer, executive officers, vice presidents, and division managers. The Company employs marketing professionals who identify and qualify major contract opportunities, primarily in the federal government market. The Company’s proprietary software and marketing systems are sold primarily by full time sales people. The Company also has established agreements for the sale of certain third party software and data products.

Much of the Company’s business is won through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment. With respect to bids for government work, however, in most cases the client specifies the terms and conditions and form of contract. In situations where the client-imposed contract type and/or terms appear to expose the Company to inappropriate risk, the Company may seek alternate arrangements or opt not to bid for the work. Essentially all contracts with the United States Government, and many contracts with other government entities, permit the government client to terminate the contract at any time for the convenience of the government or for default by the contractor. Although the Company operates under the risk that such terminations may occur and have a material impact on operations, throughout the Company’s 40 years in business such terminations have been rare and, generally, have not materially affected operations. As with other government contractors, the Company’s business is subject to government client funding decisions and actions that are beyond its control. CACI’s contracts and subcontracts are composed of a wide range of contract types, including firm fixed-priced, cost reimbursement, time-and-materials, indefinite delivery/indefinite quantity (“IDIQ”) and government wide acquisition contracts (known as “GWACS”) such as General Services Administration (“GSA”) schedule contracts. By Company policy, fixed-price contracts require the approval of at least two senior officers of the Company.

At any one time, the Company may have several hundred separate active contracts and/or task orders. In 2002, the ten top revenue-producing contracts accounted for 51.0% of CACI’s revenue, or $348.0 million. One contract for automated litigation support to the Civil Division of the U.S. Department of Justice (“DoJ”) accounted for 10.2% of total 2002 Company revenue.

In 2002, 90.7% of CACI’s revenue came from U.S. Government contracts. Of CACI’s total revenue, 63.7% of the Company’s revenue came from U.S. Department of Defense (“DoD”) contracts, 13.1 % from contracts with DoJ, and 13.9 % from other civilian agency government clients. The remaining 9.3% of revenue came from commercial business, both domestic and international, and state and local contracts, as well as proprietary product and data sales.

Although the Company is continuously working to diversify its client base, it will aggressively seek additional work from the DoD. In 2002, DoD revenue grew by 33.5%, or $108.8 million, primarily as the result of two components. The first component, internal growth, accounted for approximately half of the increase in DoD revenue. The second component, the acquisitions of Digital Systems International Corporation (“DSIC”) in November 2001 and the federal services business of N.E.T. Federal, Inc. in December 2000 (as described more fully below), accounted for approximately the other half of the DoD revenue growth.

The Company believes it is the largest supplier of litigation support and related automation and network services to the U.S. Government through its knowledge management service offerings. It intends to seek additional litigation support work from the U.S. Government and believes it offers significant economies to the government in this field. The Company also provides automated debt management support services to DoJ, and is seeking to expand this service into other government agencies and commercial clients.

On January 6, 2002, the Company completed the sale of the net assets of its domestic Marketing Systems Group to ESRI Business Information Solutions, a subsidiary of Environmental Research Systems Institute, Inc., for $3.5 million. This resulted in a net after tax loss for the Company of $1.3 million. Included in the loss was a net after tax loss from discontinued operations of $284 thousand for the period of October 31, 2001 to January 6, 2002. The consolidated statements of operations for prior periods have been reclassified for consistent presentation of discontinued operations.

On December 15, 1999, the Company completed the sale of the net assets of its COMNET products business for $37 million in cash and $3 million in escrow, all of which has been received at this date. This resulted in a net after tax gain for the Company of $1.5 million and $21.1 million for years 2001 and 2000, respectively. Included in the gain was a net after tax loss from discontinued operations of $118 thousand for the period from November 3, 1999 to December 15, 1999. The consolidated statements of operations for prior periods have been reclassified for consistent presentation of discontinued operations.

During the past three fiscal years, the Company examined a number of opportunities and completed the acquisitions described below. As noted above, on November 1, 2001, the Company purchased all of the outstanding capital stock of DSIC for $47.0 million, of which $40.0 million has been paid. Under the terms of the agreement, the Company will pay an additional $7 million over the next ten months. The $40.0 million payment was financed through the Company’s existing credit facility. The acquired business implements enterprise resource planning (“ERP”) systems, including large-scale financial and human resource systems, and e-procurement applications; develops client/server and web-enabled applications; operates an enterprise networking and information assurance practice; solves complex business problems with a recognized process modeling and simulation methodology; and provides acquisition/program management consulting services, primarily to the U.S. Government. On December 2, 2000, the Company purchased the federal services business and related assets of N.E.T. Federal, Inc. (“Federal Services Business”) for $25 million in cash plus an additional $2.0 million paid within one year after the purchase. Based on achievement of certain milestones, payments aggregating to $10 million of additional consideration were made through June 30, 2002, and additional payments of up to $3 million may be made based upon achievement of other milestones. The acquired business increases the Company’s capabilities in managed network services, fits the Company’s plan for growth in the federal market and complements current offerings to federal and commercial clients. On October 6, 2000, the Company acquired the contracts and selected assets of the special projects division (“Special Projects Business”) of Radian International, LLC (“Radian”), a subsidiary of URS Corporation, for $1.3 million. The Special Projects Business provides services to the intelligence community which complement the Company’s growing base of business for that market. On April 1, 2000, the Company purchased substantially all of the assets of Century Technologies, Incorporated (CENTECH) (“CENTECH”) for $7.7 million. This acquisition enhanced the Company’s capabilities in network services and complemented the Company’s offerings to federal and commercial clients. On February 1, 2000, the Company acquired all the common stock of XEN Corporation (“XEN”) for $4.3 million. The XEN acquisition augmented the Company’s services offerings to the intelligence community, DoD and the U.S. Navy.

Seasonal Nature of Business

The Company’s business in general is not seasonal, although the summer and winter holiday seasons affect Company revenue because of the impact of holidays and vacations on the Company’s labor sales and on product and service sales by the Company’s international operations. Variations in the Company’s business also may occur at the expiration of major contracts until such contracts are renewed or new business obtained.

The U.S. Government’s fiscal year ends on September 30 of each year. It is not uncommon for government agencies to award extra tasks or complete other contract actions in the weeks before the end of the fiscal year in order to avoid the loss of unexpended fiscal year funds. Moreover, in years when the U.S. Government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a “continuing resolution” that authorizes agencies of the government to continue to operate but traditionally does not authorize new spending initiatives. When the government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect the Company’s revenue and profit during the period of delay.

CACI Employment and Benefits

The Company’s employees are its most valuable resource. It is in continuing competition for highly skilled professionals in virtually all of its high technology areas. The success and growth of CACI’s business are significantly correlated with its ability to recruit, train, promote and retain high quality people at all levels of the organization.

For these reasons, the Company endeavors to maintain competitive salary structures, incentive compensation programs, fringe benefits, opportunities for growth, and individual recognition and award programs. Fringe benefits are generally consistent across the Company’s subsidiaries, and include paid vacations and holidays, medical, dental and life insurance, tuition reimbursement for job-related education and training, and other benefits under various retirement savings and stock purchase plans.

The Company has published policies that set high standards for the conduct of its business. It requires all of its employees, consultants, officers, and directors annually to execute and affirm the Company’s published Code of Ethics and Business Conduct Standards, or Director Code of Ethics, as applicable.

Research and Development

During fiscal years 2002, 2001, and 2000, the Company incurred cost in the amounts of $1,155,000, $831,000 and $1,523,000, respectively, for research and development.

Patents, Trademarks, Trade Secrets and Licenses

The Company owns one patent in the United States and one patent in Canada. While the Company believes its patents are valid, it does not consider that its business is dependent on patent protection in any material way.

CACI claims copyright, trademark and other proprietary rights in a variety of intellectual property, including each of its proprietary computer software and data products and the related documentation. The Company presently owns approximately 23 registered trademarks and service marks in the U.S. and 53 registered trademarks and service marks in other countries, primarily the U.K. All of the Company’s registered trademarks and service marks may be renewed indefinitely. In addition, the Company asserts copyrights in essentially all of its electronic and hard copy publications, its proprietary software and data products and in software produced at the expense of the U.S. Government, which rights can be maintained for up to 75 years. Because most of the Company’s business involves providing services to government entities, the Company’s operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although its international operations make use of such protections and benefit from them as discriminators in competition. CACI is also a party to agreements that give it the right to distribute computer software, data and other products owned by other companies, and to receive income from such distributions. As a systems integrator, it is important that the Company maintain access to software, data and products supplied by such third parties, but the Company generally has experienced little difficulty in doing so. The durations of such agreements vary according to the terms of the agreements themselves.

The Company maintains a number of trade secrets that contribute to its success and competitive distinction and endeavors to accord such trade secrets protection adequate to ensure their continuing availability to the Company. While retaining protection of its trade secrets and vital confidential information is important, the Company is not materially dependent on maintenance of any specific trade secret or group of trade secrets.

Backlog

The Company’s backlog as of June 30, 2002 was $1.9 billion, of which $385 million was funded for orders believed to be firm. Total backlog as of June 30, 2001 was $1.1 billion, of which $292 million was for funded orders. The source of backlog is primarily contracts with the U.S. Government. It is presently anticipated, based on current revenue projections, the majority of the firm backlog will be filled during the fiscal year ending June 30, 2003.

Business Segments, Foreign Operations, and Major Customer

The business segment, foreign operations and major customer information is provided in the Company's Consolidated Financial Statements contained in this Report. In particular, see Note 12, Business Segment Information, in the Notes to Consolidated Financial Statements.

The following information is provided about the amounts of revenue attributable to firm fixed-price contracts (including proprietary software product sales), time-and-materials contracts, and cost reimbursable contracts of the Company during each of the last three fiscal years:

Fiscal Year Ended June 30,	Firm Fixed-Price	%	Time-and-Materials	%	Cost Reimbursable	%	Total
	(dollars in thousands)
2002	$132,697	19.5%	$418,438	61.3%	$130,807	19.2%	$681,942
2001	$107,634	19.3%	$332,955	59.7%	$117,301	21.0%	$557,890
2000	$88,647	18.3%	$277,827	57.3%	$118,071	24.4%	$484,545

Item 2.    Properties

As of June 30, 2002, CACI leased office space at 81 U.S. locations containing an aggregate of approximately 1,173,255 square feet located in 24 states and the District of Columbia. In two countries outside the U.S., CACI leased four offices containing an aggregate of about 25,000 square feet. CACI’s leases expire primarily within the next four years, with the exception of four leases in Northern Virginia, that will expire within the next 6 to 9 years. CACI anticipates that most of these leases will be renewed or replaced by other leases.

All of CACI’s offices are in reasonably modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

As of June 30, 2002, CACI International Inc maintained its corporate headquarters in approximately 89,000 square feet of space at 1100 North Glebe Road, Arlington, Virginia. See Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements, for additional information regarding the Company’s lease commitments.

Item 3.    Legal Proceedings

Appeal of CACI International Inc, ASBCA No.53058

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, for the most recently filed information concerning the appeal filed on September 27, 2000, with the Armed Services Board of Contract Appeals (“ASBCA”) challenging the Defense Information Systems Agency’s (“DISA”) denial of its claim for breach of contract damages. The appeal seeks damages arising from DISA’s breach of license agreement pursuant to which the DoD agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by Registrant’s wholly-owned subsidiary, CACI, INC.-FEDERAL, for the period from September 2, 1994 through April 22, 1998. By decision of March 22, 2001, in the companion case of GAP Instrument Corporation, ASBCA No.51658 (2001), the ASBCA held that the Government’s failure to conduct all electronic data interchanges exclusively through certified value-added networks constituted a breach of contract.

Since the filing of Registrant’s last Quarterly Report on Form 10-Q, the parties have been engaged in discovery efforts and an audit of CACI, INC.-FEDERAL’s claim with the goal of developing damage issues for negotiation or trial.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the Registrant’s fiscal year ended June 30, 2002, through the solicitation of proxies or otherwise. The Registrant intends to present a number of issues to a vote of security holders in connection with its 2002 Annual Meeting of Stockholders on November 21, 2002.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The Registrant’s Common Stock became publicly traded on June 2, 1986, replacing paired units of common stock of CACI, Inc., and beneficial interests in common shares of CACI N.V. which had been traded in the over-the-counter market before that date.

From July 1, 2001 to June 30, 2002, the ranges of high and low sales prices of the common shares of the Registrant quoted on the NASDAQ National Market System under the ticker symbol “CACI” for each quarter during this period were as follows:

	2002		2001
Quarter	High	Low	High	Low
1st	$28.425	$16.600	$12.750	$8.375
2nd	$43.500	$25.510	$12.250	$9.563
3rd	$42.990	$30.800	$14.063	$11.094
4th	$40.630	$27.430	$23.500	$13.313

The Registrant has never paid a cash dividend. The present policy of the Registrant is to retain earnings to provide funds for the operation and expansion of its business. The Registrant does not intend to pay any cash dividends at this time.

The Company began trading on the New York Stock Exchange (“NYSE”) as of August 16, 2002. The Company’s new ticker symbol is “CAI”.

At August 31, 2002, the number of record stockholders of the Registrant’s Common Stock was approximately 566.

Item 6.    Selected Financial Data

The selected financial data set forth below is derived from the audited financial statements of the Company for the years ended June 30, 2002, 2001, 2000, 1999 and 1998. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements of the Company and the notes thereto included as Item 8 in this Form 10-K. On December 15, 1999, the Company sold its COMNET products business to Compuware and on January 6, 2002, the Company sold its domestic Marketing Systems Group to Environmental Research Systems Institute, Inc's subsidiary, ESRI Business Information Solutions. Operating results from the Company's discontinued operations are shown in Note 13, Discontinued Operations, in the Notes to Consolidated Financial Statements.

INCOME STATEMENT DATA
(dollars in thousands, except per share)

	Year Ended June 30,
	2002	2001	2000	1999	1998
Revenue	$681,942	$557,890	$484,545	$427,422	$312,770
Operating Expenses	628,838	520,535	451,929	400,290	293,815
Income from continuing operations	31,924	20,765	17,891	14,317	10,921
Net Income	$30,465	$22,301	$38,412	$14,170	$11,715

Earnings per common and common share equivalent:
Average shares outstanding	24,992	22,634	22,620	21,792	21,558
Basic:
Income from continuing operations	$1.28	$0.92	$0.79	$0.66	$0.51

Net Income	$1.22	$0.99	$1.70	$0.65	$0.55

Average shares and equivalent shares outstanding	25,814	23,056	23,154	22,440	22,306
Diluted:
Income from continuing operations	$1.24	$0.90	$0.77	$0.64	$0.49

Net Income(1)	$1.18	$0.97	$1.66	$0.63	$0.53

(1)	Computed on the basis described in Note 1, Earnings Per Share, in the Notes to Consolidated Financial Statements.

Balance Sheet Data
(dollars in thousands)

	June 30,
	2002	2001	2000	1999	1998
Total assets	$480,664	$284,731	$235,997	$221,712	$163,060
Long-term obligations	36,140	55,230	31,913	67,027	31,231
Working capital	228,764	81,961	62,492	66,726	54,878
Stockholders’ equity	367,159	160,204	141,968	98,937	84,327

Item 7.    Management’s Discussion and Analysis of Financial Condition & Results of Operations

The following discussion and analysis is provided to enhance the understanding of, and should be read in conjunction with, the Financial Statements and the related Notes. All years refer to the Company’s fiscal year which ends on June 30 and have been restated for consistent presentation of discontinued operations.

The table below sets forth, for the periods indicated, the customer mix in revenue with related percentages of total revenue.

	2002		2001		2000
	(dollars in thousands)
Department of Defense	$433,927	63.7%	$325,118	58.3%	$249,776	51.5%
Federal Civilian Agencies	184,392	27.0	149,205	26.7	141,393	29.2
Commercial	49,369	7.2	61,029	11.0	60,181	12.4
State & Local Government	14,254	2.1	22,538	4.0	33,195	6.9

Total	$681,942	100.0%	$557,890	100.0%	$484,545	100.0%

Revenue.    For the year ended June 30, 2002, the Company’s total revenue increased by $124.0 million, or 22.2%. The growth in revenue came primarily from higher levels of managed network and systems integration services business from federal government customers along with the acquisition of DSIC. Total revenue in FY2001 increased $73.3 million, or 15.1%, from $484.6 million to $557.9 million. The increase was primarily in the managed network services business as a result of the combination of internal growth and the acquisition of the Federal Services Business.

All of the Company’s acquisitions have been accounted for using the purchase method of accounting and the results of their operations have been included in the Company’s revenue since the date of acquisition. Acquisitions made during the last two fiscal years accounted for $63 million of the FY2002 revenue growth. As previously described, on November 1, 2001, the Company purchased all of the outstanding capital stock of DSIC. In FY2002, DSIC contributed approximately $40 million in revenue. On December 2, 2000, the Company acquired the Federal Services Business, which contributed approximately $22 million of revenue in FY2002. Other acquisitions accounted for approximately $1 million of revenues for FY2002.

Revenue from DoD increased 33.5%, or $108.8 million, for FY2002 as compared to FY2001. In FY2001, DoD revenue increased 30.2%, or $75.3 million, as compared to FY2000. DoD revenue growth from FY2000 to FY2002 was primarily due to internal growth in the managed network and engineering services as well as the aforementioned acquisitions of DSIC and the Federal Services Business.

Revenue from federal civilian agencies increased 23.6%, or $35.2 million, for FY2002 as compared to FY2001. Approximately 49% of federal civilian agency revenue was derived from DoJ, for which the Company provides litigation support services and maintains an automated debt management system. Revenue from DoJ was $89.8 million, $72.7 million and $73.6 million in FY2002, FY2001 and FY2000, respectively. In FY2002, the Company also experienced increased revenue growth of 23.7%, or $18.1 million, from federal civilian agencies other than DoJ as compared to FY2001. The increase was primarily due to the acquisition of DSIC as well as increased task orders on our GWAC contracts.

Commercial revenue, primarily derived from the Company’s international operations, decreased by 19.1%, or $11.7 million, for the twelve months ended June 30, 2002. This decrease in commercial revenue in FY2002 compared to FY2001 came from the Company’s exposure to the international telecommunications market, where there have been difficult conditions, and from lower pass-through revenues on systems project’s where the third party hardware, software and subcontract content of these projects was substantially lower this year than in the prior year. In FY2001, as compared to FY2000, commercial revenue increased by $0.8 million, or 1.3%. The slower growth rate was primarily due to the impact of a decrease of approximately 10% in the average foreign exchange rate of pounds sterling for the year compared to FY2000.

Revenue from state and local governments decreased 36.8%, or $8.3 million, to $14.3 million for the year ended June 30, 2002 as compared to the same period a year ago. The decline in revenue was primarily due to the phase out of work on two state contracts. The Company’s continued and expanded focus on DoD and federal civilian agency opportunities is resulting in a reduced emphasis on state and local governments. As a percentage of total revenue, state and local government revenues decreased significantly from $33.2 million, or 6.8%, in FY2000 to $22.5 million, or 4.0%, in FY2001. The decrease was attributable primarily to the reduced level of Y2K remediation business.

Results of Operations.    The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

Consolidated Statement of Operations
Twelve Months Ended June 30, 2002, 2001, 2000
(dollars in thousands)

	Year to Date						Year to Date Change
	FY02	FY01	FY00	FY02	FY01	FY00	FY02 to FY01		FY01 to FY00
							$	%	$	%
Revenue	$681,942	$557,890	$484,545	100.0%	100.0%	100.0%	$124,052	22.2%	$73,345	15.1%
Cost & Expenses
Direct costs	421,540	342,235	286,433	61.8%	61.4%	59.1%	79,305	23.2%	55,802	19.5%
Indirect costs & selling expenses	195,167	164,620	153,951	28.6%	29.5%	31.8%	30,547	18.6%	10,669	6.9%
Depreciation & amortization	12,131	8,523	7,779	1.8%	1.5%	1.6%	3,608	42.3%	744	9.6%
Goodwill amortization	0	5,157	3,766	0.0%	0.9%	0.8%	(5,157)	(100.0)%	1,391	36.9%

Total operating expenses	$628,838	$520,535	$451,929	92.2%	93.3%	93.3%	$108,303	20.8%	$68,606	15.2%
Income from operations	53,104	37,355	32,616	7.8%	6.7%	6.7%	15,749	42.2%	4,739	14.5%
Interest expense (income)	1,622	3,315	3,290	0.2%	0.6%	0.7%	(1,693)	(51.1)%	25	0.8%

Income from continuing operations before income taxes	$51,482	$34,040	$29,326	7.6%	6.1%	6.0%	$17,442	51.2%	$4,714	16.1%
Income taxes	19,558	13,275	11,435	2.9%	2.4%	2.3%	6,283	47.3%	1,840	16.1%

Income from continuing operations	$31,924	$20,765	$17,891	4.7%	3.7%	3.7%	$11,159	53.7%	$2,874	16.1%

Income from Operations.    Operating income increased 42.2%, or $15.7 million, in FY2002 as compared to the same period a year ago. The adoption of Statements of Financial Accounting Standards (“SFAS”) No. 142 (see Note 1), which discontinued the amortization of goodwill, accounted for operating income growth of approximately 32.7%. The balance of the increase in operating income was due primarily to an increased volume of business, higher gross margins across all lines of business and the acquisition of DSIC.

During the last three years, as a percentage of revenue total direct costs were 61.8%, 61.4% and 59.1%, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontract costs and travel expenses. Other direct costs are common in our industry, typically are incurred in response to specific client tasks and are difficult to estimate with a high degree of certainty. The largest component of direct costs, direct labor, was $210.2 million, $171.4 million and $146.0 million in FY2002, FY2001 and FY2000, respectively. The increase in direct labor was due to the growth in our federal government business, both in the DoD and federal civilian agencies, as well as from the acquisitions of DSIC and the Federal Services Business. Other direct costs were $211.3 million, $170.8 million and $140.4 million in FY2002, FY2001 and FY2000, respectively. The increase in other direct costs was primarily the result of increased volume of tasking across all lines of business and the acquisition of DISC.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor and other discretionary costs. Most of these expenses are highly variable and have grown in dollar volume generally in proportion to the growth in revenue. As a percentage of revenue, however, indirect costs and selling expenses have declined over the last three fiscal years. They were 28.6%, 29.5% and 31.8% for FY2002, FY2001 and FY2000, respectively. Such continued decline is due to the impact of higher other direct costs on revenue and to infrastructure economies of scale within the Company.

Depreciation and amortization of property and equipment increased 42.3%, or $3.6 million, in FY2002 as compared to FY2001. The increase was partly due to the amortization of intangible assets purchased in recent acquisitions (which were amortized as part of “goodwill” prior to the release of SFAS Nos. 141 and 142). The remainder of the increase was primarily due to the completion of software developed for internal use and purchases of computer equipment and software licenses.

Effective July 1, 2001, the Company adopted SFAS Nos. 141 and 142, which relate to business combinations and the amortization of goodwill. In compliance with these accounting pronouncements the Company recorded no goodwill amortization expense during FY2002. Goodwill amortization was $5.2 million and $3.8 million in FY2001 and FY2000, respectively.

Interest expense decreased 51.1%, or $1.7 million, in FY2002 as compared to FY2001. This decrease was attributable to the proceeds from the Company’s secondary stock offering in March 2002, which generated approximately $161 million in available funds. The proceeds of such offering allowed the Company to pay down a significant portion of debt and also accounted for over $600 thousand in interest income.

The effective income tax rates in FY2002, FY2001 and FY2000, were 38%, 39% and 39%, respectively.

Quarterly Financial Information

Quarterly financial data for the two most recent fiscal years is provided in the Company’s Consolidated Financial Statements contained in this report. See Note 16, Quarterly Financial Data (unaudited) in the Notes to the Consolidated Financial Statements.

Effects of Inflation

Approximately 19% of the Company’s business is conducted under cost-reimbursable contracts which automatically adjust revenue to cover costs increased by inflation. Over 61% of the business is under time-and-materials contracts where labor rates are often fixed for several years. The Company generally has been able to price these contracts in a manner that accommodates the rates of inflation experienced in recent years. The remaining portion of the Company’s business is fixed-price and relates primarily to product sales or other short-term efforts that generally are not adversely affected by inflation.

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations and its available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs and support acquisition activities. Working capital was $228.8 million and $82.0 million as of June 30, 2002 and 2001, respectively. The $146.8 million increase in working capital in FY2002 was primarily attributable to the cash generated from the Company’s secondary stock offering. Operating activities provided cash of $38.9 million and $31.3 million for FY2002 and FY2001, respectively. The increase in cash provided by operating activities was primarily due to growth in earnings and the Company’s continued cash collection efforts.

The Company used $73.9 million in investing activities in FY2002 and $39.2 million for the same period last year. This increase of $34.7 million was due primarily to the acquisition of DSIC, payments due in connection with the acquisition of the Federal Services Business, and the Company’s purchase of $20.0 million in short term marketable securities in FY2002. The Company also generated funds of $3.5 million from the sale of its domestic Marketing Systems Group in January 2002. Purchases of office and computer related equipment of $8.2 million, $8.7 million and $8.1 million in FY2002, FY2001 and FY2000, respectively, accounted for a significant portion of the remaining funds used in investing activities.

During FY2002, the Company financed its investing activities and operations with its available line of credit, and also from $161.1 million of net proceeds raised from its secondary stock offering and $13.2 million of cash received from the exercise of stock options. The Company used a portion of these proceeds to pay down its borrowings by $23.9 million. For FY2001, financing activities provided cash of $18.5 million primarily from net borrowings of $20.6 million and proceeds from the exercise of stock options of $5.1 million offset by $7.3 million used to buy back stock to be held in treasury.

In anticipation of continuing its strategy of acquisitions and in order to secure lower interest rates, on February 4, 2002, the Company executed a five year unsecured revolving line of credit. The agreement permits borrowings of up to $185 million with annual sublimits on amounts borrowed for acquisitions (also see Note 5 of the Consolidated Financial Statements). The Company also maintains a 500,000 pounds sterling unsecured line of credit in London, England, which expires in December 2002. At June 30, 2002, the Company had no borrowings under this line of credit.

The Company believes that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources for the foreseeable future.

Quantitative and Qualitative Disclosure About Market Risk

As of June 30, 2002, we had investments in marketable securities of $20.0 million. All of these securities consisted of highly liquid investments that had remaining maturities of less than 365 days at June 30, 2002. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the June 30, 2002 rates would not cause a material change in the value of these short-term investments. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income. As of June 30, 2002, we did not own any equity investments. Therefore, we did not have any material equity price risk.

On January 8, 2001, the Company entered into an interest rate swap agreement with a notional amount of $25 million under which the Company pays a fixed interest rate of 5.15% plus the applicable spread, currently 0.750% and receives the prevailing LIBOR interest rate, plus applicable spread over the two year term of the swap agreement without the exchange of the underlying notional amounts. Of the outstanding borrowings at June 30, 2002, the entire $25 million is covered by this swap agreement. The fair value of the interest rate swap at June 30, 2002, as determined by Bank of America, was $477 thousand and has been reflected in the Consolidated Balance Sheets.

Approximately 6% and 8% of the Company’s total revenues in 2002 and 2001, respectively, were derived from international customers, primarily in the United Kingdom. The Company’s practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. The Company had approximately $16.5 million in cash that is held in pounds sterling. This allows the Company to better utilize its cash resources on behalf of its foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. We consider the accounting policies below to be our critical accounting policies:

•	revenue recognition,

•	software capitalization, and

•	income taxes

Forward Looking Statements

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and United Kingdom (particularly the downturn in the UK telecommunications sector); changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects in the event of a priority need for funds (particularly in connection with the war on terrorism and homeland security); government contract procurement (such as bid protest) and termination risks, including the possible discontinuance of the U.S. Government’s Tobacco litigation; the results of the appeal of CACI International Inc. ASBCA No. 53058; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and competition to hire and retain employees; our ability to complete and successfully integrate acquisitions appropriate to achievement of our strategic plans; material changes in laws or regulations applicable to our business (particularly those related to (i) competition for tasks orders under GSA Schedule and GWAC contracts; (ii) outsourcing of traditional governmental activities; and (iii) small business contracting); and our own ability to achieve the objectives of near term or long range business plans.

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

PART III

The Information required by Items 10, 11, 12, and 13 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to the Company’s proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

PART IV

Item 14.    Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this Report

1.  Financial Statements

A.  Report of Independent Auditors

B.  Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000

C.  Consolidated Balance Sheets as of June 30, 2002 and 2001

D.  Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000

E.  Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2002, 2001 and 2000

F.  Consolidated Statements of Comprehensive Income for the years ended June 30, 2002, 2001 and 2000

G.  Notes to Consolidated Financial Statements

2.  Supplementary Financial Data.

 Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2002, 2001 and 2000

(b)  Reports on Form 8-K

•
The Registrant filed a Current Report on Form 8-K on November 9, 2001, in which the Registrant reported that the Board of Directors had taken official notice of the Security and Exchange Commission’s adoption of Rule 10b5-1 under the Securities Exchange Act of 1934.

•	The Registrant filed a Current Report on Form 8-K on November 13, 2001, in which the Registrant reported that a one hundred percent stock dividend had been declared on its common stock.

•	The Registrant filed a Current Report on Form 8-K on November 14, 2001, in which the Registrant reported that it had completed its purchase of Digital Systems International Corporation.

•
The Registrant filed a Current Report on Form 8-K on February 7, 2002, in which the Registrant revised the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its Annual Report on Form 10-K for the Fiscal Year ended June 30, 2001.

•
The Registrant filed a Current Report on Form 8-K on February 7, 2002, in which the Registrant reported that it had completed a new five year $185 million credit facility with Bank of America, N.A. and a consortium of participating banks.

•	The Registrant filed a Current Report on Form 8-K on March 7, 2002, in which the Registrant reported certain clarifications to its proxy statement for the Fiscal Year ended June 30, 2001.

•
The Registrant filed a Current Report on Form 8-K on July 16, 2002, in which the Registrant reported that it had signed an Asset Purchase Agreement to acquire the government solutions division of Condor Technology Solutions, Inc.

•	The Registrant filed a Current Report on Form 8-K on August 22, 2002 in which the Registrant reported that it had acquired the government solutions division of Condor Technology Solutions, Inc.

•	The Registrant filed a Current Report on Form 8-K on September 5, 2002 in which the Registrant reported that it had changed its certifying independent auditor.

(c)  Exhibits (listed by numbers corresponding to the exhibit table of Item 601 regulation S-K)

(3)  Articles of Incorporation and By-laws:

3.1  Certificate of Incorporation of the Registrant, as amended to date, is incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.

3.2  By-laws of the Registrant, as amended to date, is incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.

(4)  Instruments Defining the Rights of Security Holders:

4.1  Clause FOURTH of the Registrant’s Certificate of Incorporation, incorporated above as Exhibit 3.1.

(10)  Material Contracts:

10.1  Employment Agreement between the Registrant and Dr. J. P. London dated August 17, 1995, is incorporated by reference from Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.

10.2  The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registration Statement, as amended, on Form S-8 filed with the Commission on February 7, 2002.

10.3  Consulting and Separation Agreement between the Registrant and Ronald R. Ross, former President and Chief Operating Officer, dated August 10, 1999, as incorporated by reference from Exhibit 10.7 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1999.

10.4  The Asset Purchase Agreement dated as December 15, 1999, between Compuware Corporation, CACI International Inc, CACI Products Company, CACI Development Company and CACI Products Company California, is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 1999.

10.5  The Agreement and Plan of Merger dated as of January 28, 2000, between the Registrant, XEN Corporation and CACI Acquisition Corporation, is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2000.

10.6  The Asset Acquisition Agreement dated as of March 16, 2000, between the Registrant, Century Technologies, Incorporated (CENTECH), and CACI, Inc., is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2000.

10.7  The Asset Acquisition Agreement dated as of October 18, 2000, between the Registrant, N.E.T. Federal, Inc., Network Equipment Technologies, Inc., and CACI, INC.-FEDERAL is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2000.

10.8  The Revolving Credit Agreement dated February 4, 2002, between the Registrant, Bank of America, N.A. and a consortium of participating banks is incorporated by reference to the current report on Form 8-K filed with Securities and Exchange Commission on February 7, 2002.

10.9  The CACI $MART PLAN of the Registrant is incorporated by reference to the Registration Statement on Form S-8 filed with the Commission on July 1, 2002.

10.10  Form of Stock Option Agreement between Registrant and certain employees.

10.11  Form of Performance Accelerated Stock Option Agreement between Registrant and certain employees.

(11)  Computation of Earnings per Common and Common Equivalent Share.

(21)  The significant subsidiaries of the Registrant, as defined in Section 1-02(w) of regulation S-X, are:

CACI, INC.—FEDERAL, a Delaware Corporation
        (also does business as “CACI eBusiness Solutions”)

CACI, INC.—COMMERCIAL, a Delaware Corporation

CACI Products Company California, a California Corporation

CACI N.V., a Netherlands Corporation

CACI Limited, a United Kingdom Corporation

Automated Sciences Group, Inc., a Delaware Corporation

CACI Technologies, Inc., a Virginia Corporation
        (also does business as “CACI Productions Group”)

CACI Dynamic Systems, Inc., a Virginia Corporation

CACI Products Company, a Delaware Corporation

SECTION II

INDEPENDENT AUDITORS’ REPORT

AND

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders
CACI International Inc
Arlington, Virginia

We have audited the accompanying consolidated balance sheets of CACI International Inc and subsidiaries (the Company) as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.

/s/    DELOITTE & TOUCHE, LLP

McLean, Virginia
August 13, 2002

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year ended June 30,
	2002	2001	2000
Revenue	$681,942	$557,890	$484,545
Costs and expenses
Direct costs	421,540	342,235	286,433
Indirect costs and selling expenses	195,167	164,620	153,951
Depreciation and amortization	12,131	8,523	7,779
Goodwill amortization	—	5,157	3,766

Total operating expenses	628,838	520,535	451,929
Income from operations	53,104	37,355	32,616
Interest expense, net	1,622	3,315	3,290

Income before income taxes	51,482	34,040	29,326
Income taxes	19,558	13,275	11,435

Income from Continuing Operations	31,924	20,765	17,891

Discontinued Operations
Loss from operations from discontinued Marketing Systems Group and Software Systems Group (less applicable income tax benefit of $128, $6 and $392)	(209)	(9)	(613)
Gain (loss) on disposal of Marketing Systems Group and Software Systems Group including provision of $284, $0 and $118 for operating losses during phase-out period (less applicable income tax benefit of $766 and income tax of $855 and $13,512)	(1,250)	1,545	21,134

Net Income	$30,465	$22,301	$38,412

Earnings per common and common equivalent share:
Average shares outstanding	24,992	22,634	22,620
Basic:
Income from continuing operations	$1.28	$0.92	$0.79
Loss from discontinued operations	(0.01)	0.00	(0.03)
Loss on disposal	(0.05)	0.07	0.94

Net Income	$1.22	$0.99	$1.70

Average shares and equivalent shares outstanding	25,814	23,056	23,154
Diluted
Income from continuing operations	$1.24	$0.90	$0.77
Loss from discontinued operations	(0.01)	0.00	(0.03)
Loss on disposal	(0.05)	0.07	0.92

Net Income	$1.18	$0.97	$1.66

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS
(dollars in thousands except for share numbers)

	June 30,
ASSETS	2002	2001
Current assets
Cash and cash equivalents	$131,049	$14,842
Marketable securities	20,019	—
Accounts receivable
Billed	137,296	114,953
Unbilled	10,482	11,038

Total accounts receivable	147,778	125,991
Deferred income taxes	364	407
Deferred contract costs	1,949	1,456
Prepaid expenses and other	4,970	8,562

Total current assets	306,129	151,258
Property and equipment, net	14,973	15,685
Accounts receivable, long-term	8,198	13,686
Goodwill	124,219	88,895
Other assets	15,168	12,898
Intangible assets	10,228	—
Deferred income taxes	1,749	2,309

Total assets	$480,664	$284,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable, current	$8,667	$—
Accounts payable	6,482	7,532
Other accrued expenses	20,448	28,322
Accrued compensation and benefits	33,644	26,866
Income taxes payable	4,648	156
Deferred income taxes	3,476	6,421

Total current liabilities	77,365	69,297
Notes payable, long-term	26,500	48,888
Deferred rent expenses	1,624	1,286
Deferred income taxes	125	116
Other long-term obligations	7,891	4,940
Shareholders’ equity
Common stock
$.10 par value, 80,000,000 shares authorized, 36,195,000 and 30,572,000 shares issued, respectively	3,620	3,057
Capital in excess of par	197,354	23,269
Retained earnings	189,763	159,298
Accumulated other comprehensive loss	(2,561)	(4,486)
Treasury stock, at cost (7,772,000 and 7,768,000 shares, respectively)	(21,017)	(20,934)

Total shareholders’ equity	367,159	160,204

Total liabilities and shareholders’ equity	$480,664	$284,731

See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Year ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2002	2001	2000
Net income	$30,465	$22,301	$38,412
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	12,255	14,143	11,967
Loss (gain) on sale of property and equipment	5	(15)	108
Provision for deferred income taxes	(5,410)	1,837	4,008
Loss (gain) on disposal of business	966	(1,545)	(21,252)
Changes in operating assets and liabilities
Accounts receivable	(6,226)	(9,870)	1,007
Prepaid expenses and other assets	4,177	(1,415)	(1,381)
Accounts payable and accrued expenses	(10,408)	2,820	1,505
Accrued compensation and benefits	3,848	1,986	(3,161)
Deferred rent expenses	(5)	153	332
Income taxes (receivable) payable	6,760	(1,604)	(11,082)
Deferred contract costs	(493)	31	1,045
Other long-term obligations	2,952	2,498	(1,601)

Net cash provided by operating activities	38,886	31,320	19,907

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(8,185)	(8,717)	(8,090)
Purchase of businesses	(45,445)	(29,404)	(17,474)
Proceeds from sale of business	3,500	1,481	37,000
Proceeds from sale of property and equipment	24	19	16
Purchases of marketable securities	(20,019)	—	—
Deferred compensation and other	(3,801)	(2,547)	(521)

Net cash (used in) provided by investing activities	(73,926)	(39,168)	10,931

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds under line of credit	319,372	208,763	168,614
Payments under line of credit	(343,260)	(188,138)	(202,420)
Proceeds from exercise of stock options	13,173	5,109	5,836
Net proceeds from secondary stock offering	161,475	—	—
Debt issuance cost	(405)	—	—
Purchase of common stock for treasury	(83)	(7,272)	—

Net cash provided by (used in) financing activities	150,272	18,462	(27,970)
Effect of other comprehensive income (loss)	975	(703)	(340)

Net increase in cash and equivalents	116,207	9,911	2,528
Cash and equivalents, beginning of year	14,842	4,931	2,403

Cash and equivalents, end of year	$131,049	$14,842	$4,931

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for income taxes, net	$13,024	$8,768	$15,933

Net interest paid during the year	$1,837	$3,304	$3,599

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Common stock		Capital in excess of par	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Total shareholders’ equity
	Shares	Amount				Shares	Amount
BALANCE, July 1, 1999	28,998	$2,900	$12,482	$98,585	$(1,368)	7,052	$(13,662)	$98,937
Net income	—	—	—	38,412	—	—	—	38,412
Currency translation adjustments	—	—	—	—	(1,216)	—	—	(1,216)
Exercise of stock options (including $436 income tax benefit)	1,016	101	5,734	—	—	—	—	5,835

BALANCE, June 30, 2000	30,014	3,001	18,216	136,997	(2,584)	7,052	(13,662)	141,968
Net income	—	—	—	22,301	—	—	—	22,301
Currency translation adjustments	—	—	—	—	(1,902)	—	—	(1,902)
Exercise of stock options (including $1,967 income tax benefit)	558	56	5,053	—	—	716	(7,272)	(2,163)

BALANCE, June 30, 2001	30,572	3,057	23,269	159,298	(4,486)	7,768	(20,934)	160,204
Net income	—	—	—	30,465	—	—	—	30,465
Accumulated other comprehensive income	—	—	—	—	1,925	—	—	1,925
Net proceeds from secondary stock offering	4,888	489	160,986	—	—	—	—	161,475
Exercise of stock options (including $5,060 income tax benefit)	735	74	13,099	—	—	4	(83)	13,090

BALANCE, June 30, 2002	36,195	$3,620	$197,354	$189,763	$(2,561)	7,772	$(21,017)	$367,159

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year ended June 30,
	2002	2001	2000
Net income	$30,465	$22,301	$38,412
Currency translation adjustment	2,221	(1,902)	(1,216)
Fair value of interest rate swap	(296)	—	—

Comprehensive income	$32,390	$20,399	$37,196

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

The Company is an international information systems and high technology services corporation. It delivers information technology and communications solutions through four areas of expertise or service offerings: systems integration, managed network services, knowledge management and engineering services. The Company provides these services in support of U.S. national defense and civilian agencies, agencies of foreign governments, state and local governments, and commercial enterprises.

Principles of Consolidation

The consolidated financial statements include the statements of CACI International Inc and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s U.S. Government contracts (approximately 90.7% of total revenue in 2002) are subject to subsequent government audit of direct and indirect costs. The majority of such incurred cost audits have been completed through June 30, 2000. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of equipment has been provided over the estimated useful life of the respective assets (ranging from three to seven years) using the straight-line method. Leasehold improvements are generally amortized using the straight-line method over the remaining lease term or the useful life of the improvements, whichever is shorter.

	June 30,
	2002	2001
	(dollars in thousands)
Equipment and furniture	$33,390	$37,337
Leasehold improvements	7,074	6,059

Property and equipment, at cost	40,464	43,396
Less accumulated depreciation and amortization	(25,491)	(27,711)

Total property and equipment, net	$14,973	$15,685

During 2002, the Company wrote off $2.7 million of fully depreciated assets and the related accumulated depreciation.

Deferred Contract Costs

Deferred contract costs include the cost of equipment acquired by the Company to provide communications services under contract. The costs are charged to expense as the associated service revenue is billed to the customer. As of June 30, 2002, total deferred costs of approximately $1.9 million are classified as a current asset because this amount is expected to be recovered within the next twelve months.

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

Goodwill

The Financial Accounting Standards Board (“FASB”) recently issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized against earnings, but instead reviewed periodically for impairment, with any identified impairments treated as a cumulative effect of a change in accounting principle. The Company elected to adopt SFAS No. 142 effective July 1, 2001, and as a result, amortization of goodwill was discontinued. A reconciliation of previously reported net income and earnings per share with the amounts adjusted for the exclusion of goodwill amortization net of related income tax effects follows (in thousands). An independent benchmark assessment was performed as of July 1, 2002 and no goodwill impairment was identified.

	Year Ended June 30,
	2002	2001	2000
Reported net income	$30,465	$22,301	$38,412
Goodwill amortization (net of tax)	—	3,146	2,297

Adjusted net income	$30,465	$25,447	$40,709

Basic Earnings Per Share:
Reported EPS—Basic	$1.22	$0.99	$1.70
Goodwill amortization (net of tax)	—	0.13	0.10

Adjusted Basic EPS	$1.22	$1.12	$1.80

Diluted Earnings Per Share:
Reported EPS—Diluted	$1.18	$0.97	$1.66
Goodwill amortization (net of tax)	—	0.13	0.10

Adjusted Diluted EPS	$1.18	$1.10	1.76

Intangible Assets

Intangible assets from recent acquisitions, and typically associated with customer contracts, related customer relationships and non-compete agreements, amounted to $10.2 million, net of accumulated amortization, at June 30, 2002 and are being amortized over 3 to 10 years. Amortization expense was $1.2 million for the year ended June 30, 2002.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards.

U.S. income taxes have not been provided for with respect to $31.6 million in undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. If such earnings were distributed to the United States, certain foreign tax credits would be available to reduce the associated tax liability.

Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at the exchange rate in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The Company’s primary practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency fluctuations. The net effect of such translation gains and losses is not included in determining net income, but is accumulated as a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in determining net income.

Earnings Per Share

SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method.

Statement of Cash Flows

For purposes of the Statement of Cash Flows, short term investments with an original maturity of three months or less are considered cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of the Company’s accounts payable and accrued expenses approximate their fair value. The lines of credit have floating interest rates that vary with current indices and, as such, the recorded value approximates fair value.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements in order for them to conform to the current presentation.

Recent Accounting Pronouncements

On June 29, 2001, the FASB issued Statement 141, “Business Combinations”, and Statement 142, “Goodwill and Other Intangible Assets”, that amend APB Opinion No. 16, “Business Combinations”, and supercede APB Opinion No. 17, “Intangible Assets”. The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets acquired in such combinations. The Company elected to implement SFAS No. 141 and No. 142 as of July 1, 2001.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for retirement obligations be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that this pronouncement will have a material impact on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that replaced SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 (the Company’s FY2003). The Company does not believe the effect of this pronouncement will have a material impact on its consolidated financial statements.

In November 2001, the Emerging Issues Task Force, or EITF, issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”. EITF Issue No. 01-14 requires that companies report reimbursements received for out-of-pocket expenses incurred as revenue, rather than as a reduction of expenses. The provisions of EITF Issue No. 01-14 are effective for financial statements issued for fiscal years beginning after December 15, 2001 (the Company’s FY 2003). As the Company has historically accounted for reimbursements of out-of-pocket expenses in the manner provided for under EITF Issue No. 01-14, the Company does not expect the adoption of the provisions of EITF Issue No. 01-14 to have an impact on its consolidated financial position or results in operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. Among other things, SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and the amendment to SFAS No. 4, SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements”. Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company does not believe SFAS No. 145 will have a material impact on its future earnings or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs of Exit or Disposal Activities”. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The provisions of SFAS No. 146 are effective for financial transactions initiated after December 31, 2002. The Company does not believe SFAS No. 146 will have a material impact on its future earnings or financial position.

NOTE 2.    CASH AND CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES

The Company considers all investments with an original maturity of three months or less to be cash equivalents. The Company classifies investments with an original maturity of more than three months as short-term marketable securities. To date, all marketable securities have been classified as available-for-sale and have been carried at fair value with unrealized gains and losses reported as a separate component of comprehensive income. The fair value of marketable securities was determined based on quoted market prices at the reporting date for those instruments. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends. To date there have been no realized or unrealized gains or losses. The Company’s cash and cash equivalents and short-term marketable securities at June 30, 2002, and June 30, 2001, consisted of the following (cost approximated fair value):

	2002 Cash and Cash Equivalents	2002 Short-term Marketable Securities	2001 Cash and Cash Equivalents
	(dollars in thousands)
Certificate of Deposit	$—	$5,010	$—
Money Market Funds	117,256	—	—
Municipal Securities	—	15,009	—
Cash	13,792	—	14,842

Total	$131,049	$20,019	$14,842

There were no investments in short-term marketable securities at June 30, 2001.

NOTE 3.    CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The costs for software development capitalized and amortized for the years ended June 30, 2002, 2001 and 2000, included in the Consolidated Balance Sheets as other assets, were as follows:

	2002	2001	2000
	(dollars in thousands)
Annual activity
Balance, beginning of year	$7,118	$4,269	$1,548
Capitalized during year	671	4,383	4,504
Amortized during year	(3,898)	(1,534)	(1,783)

Balance, end of year	$3,891	$7,118	$4,269

During the year ended, June 30, 2002, the Company accelerated amortization expense by $291 thousand when it ceased development of certain software development projects.

NOTE 4.    ACCOUNTS RECEIVABLE

Total accounts receivable are net of allowance for doubtful accounts of $3,255,000 and $4,301,000 at June 30, 2002 and 2001, respectively. The decrease in the allowance for doubtful accounts is primarily due to the Company’s sale of the net assets of its domestic Marketing Systems Group (“MSG”). The sale included all billed and unbilled receivables as well as the related allowance for doubtful accounts. Accounts receivable are classified as follows:

	2002	2001
	(dollars in thousands)
Billed receivables
Billed receivables	$120,354	$100,095
Billable receivables at end of period	16,942	14,858

Total billed receivables	137,296	114,953

Unbilled receivables
Unbilled pending receipt of contractual documents authorizing billing	10,482	11,038
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	8,198	13,686

Total unbilled receivables	18,680	24,724

Total accounts receivable	$155,976	$139,677

NOTE 5.    NOTE PAYABLE

On February 4, 2002, the Company replaced its existing credit facility with a new five-year unsecured credit agreement, which permits borrowings of up to $185 million with a sublimit of $75 million of borrowings each year for acquisitions. The new agreement permits similar borrowing options and interest rates as those offered by the prior agreement. The current applicable interest rate is at LIBOR plus a margin of 0.750%. In addition, the Company pays a fee on the unused portion of the facility. The margin rate and unused portion fee are determined quarterly based on leverage, net worth and fixed charge coverage ratios. Under this agreement, the Company had outstanding borrowings of $25,000,000 and $48,888,000 at June 30, 2002 and 2001, respectively. The applicable interest rates were 2.59% and 4.40% at June 30, 2002 and 2001, respectively.

On January 8, 2001, the Company entered into an interest rate swap agreement with a notional amount of $25 million under which the Company pays a fixed interest rate of 5.15% plus the applicable spread, currently 0.750% and receives the prevailing LIBOR interest rate, plus applicable spread over the two year term of the swap agreement without the exchange of the underlying notional amounts. Of the outstanding borrowings at June 30, 2002, the entire $25 million is covered by this swap agreement. The fair value of the interest rate swap at June 30, 2002, as determined by Bank of America, was $477 thousand and has been reflected in the Consolidated Balance Sheets.

The remaining notes payable are the result of various acquisitions. In connection with the acquisition of DSIC on October 31, 2001, the Company has an outstanding note payable with a principal amount of $7.0 million. The note bears a 4% annual interest rate. As of June 30, 2002 interest of $187 thousand had been accrued on this note. A $3.48 million principal payment is scheduled on October 31, 2002. The remaining $3.50 million principal payment is scheduled on April 30, 2003. The Company also has recorded a $3 million note payable from the December 2, 2000 acquisition of Net Federal Systems. A $1.5 million principal payment is scheduled on June 30, 2003. The remaining $1.5 million principal payment is scheduled on June 30, 2004. There is no interest accruing on this payable per the terms of the agreement.

NOTE 6.    INCOME TAXES

The provision (benefit) for income taxes for the years ended June 30, 2002, 2001 and 2000 consists of:

	2002	2001	2000
	(dollars in thousands)
Current
Federal	$20,722	$9,146	$5,243
State and local	1,911	498	487
Foreign	1,040	1,794	1,697

Total current	23,673	11,438	7,427

Deferred
Federal	(3,757)	1,481	4,066
State and local	(305)	287	152
Foreign	(53)	69	(210)

Total deferred	(4,115)	1,837	4,008

Total	$19,558	$13,275	$11,435

A reconciliation of the income tax provision (benefit) and the amount computed by applying the statutory U.S. income tax rate of 35% for the years ended June 30, 2002, 2001, and 2000 is as follows:

	2002	2001	2000
	(dollars in thousands)
Amount at statutory U.S. rate	$18,019	$11,914	$10,264
State taxes, net of U.S. income tax benefit	1,023	501	434
Taxes on foreign earnings at different effective rates	(208)	(126)	(106)
Non-deductible goodwill	—	704	449
Other	724	282	394

Total	$19,558	$13,275	$11,435

Effective tax rate	38.0%	39.0%	39.0%

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities at June 30, 2002 and 2001, are as follows:

	2002	2001
	(dollars in thousands)
Deferred tax assets
Accrued vacation and other expenses	$6,182	$4,284
Appreciation of options	1,565	1,606
Accrued post-retirement obligations	2,737	228
Deferred rent	628	609
Foreign transactions	239	291
Pension	65	41
Depreciation	304	300
Other	106	13

Total deferred tax assets	11,826	7,372

Deferred tax liabilities
Unbilled revenues	(3,835)	(4,930)
401(k)	(3,990)	(3,510)
Capitalized software	(1,315)	(2,481)
Goodwill (net)	(4,185)	(398)
Other	11	126

Total deferred tax liabilities	(13,314)	(11,193)

Net deferred tax liability	$(1,488)	$(3,821)

NOTE 7.    STOCK INCENTIVE PLAN

In 1996, the Company’s shareholders approved an Employee Stock Incentive Plan (the “1996 Plan”), which replaced a 1986 Plan that expired. The 1996 Plan permits the award of incentive and non-qualified stock options, and stock grants to officers, employees and directors of the Company. The 1996 Plan limited total awards and stock grants to 1,500,000 shares over the life of the 1996 Plan. In November 2000, the shareholders approved an amendment to add 550,000 more shares to the 1996 Plan. In December 2001, the Company declared a 100% stock dividend, the equivalent of a stock split on a two for one basis. Pursuant to its provisions, the 1996 Plan was adjusted to reflect the impact of such stock dividend. With respect to outstanding option grants, such adjustment was effected by doubling the number of options granted and reducing the exercise price by half. As adjusted for the stock dividend, options for 4,665,740 shares have been granted under the 1996 Plan through June 30, 2002. With certain exceptions, one-third of the shares granted in conjunction with any award under the 1996 Plan become exercisable each year over a three year period, beginning one year from the date of grant. Of the total shares granted, 940,530 have been forfeited by grantees.

Under the 1996 Plan, options lapse and are no longer exercisable if not exercised within ten years of the date of grant. Grantees who terminate their CACI employment have 60 days after their termination date to exercise options that are then exercisable or forfeit their right to the options. Options that would have been exercisable at a future date are forfeited by the terminating employee and become available for future grants under the plan.

All awards granted under the 1996 Plan to date have been in the form of non-qualified stock options. The exercise prices of all such grants have been set at the price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for stock option grants. Had compensation cost for the Company’s 1996 Plan been determined based on the fair value at grant date for awards under the 1996 Plan consistent with the method of accounting under SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
	(dollars in thousands, except per share)
Net income
As reported	$30,465	$22,301	$38,412
Pro forma	26,287	20,393	37,018
Diluted earnings per share
As reported	$1.18	$0.97	$1.66
Pro forma	1.02	0.89	1.60

The fair value of each option is estimated on the date of grant using the Black-Sholes option-pricing model with the following additional assumptions:

	Year ended June 30,
	2002	2001	2000
Dividend yield	0%	0%	0%
Volatility rate	68.6%	36.4%	26.3%
Discount rate	4.2%	4.8%	5.3%
Expected term (years)	5	5	5

Stock option activity and price information regarding the Plans follows:

	Number of Shares (in thousands)	Exercise Price $	Weighted Average Exercise Price $
Shares under option, July 1, 1999	2,758	0.94 - 10.14	6.04
Granted	1,278	10.00 - 12.72	10.94
Exercised	(1,016)	0.94 - 12.72	4.73
Forfeited	(606)	7.50 - 11.19	9.82

Shares under option, June 30, 2000	2,414	0.94 - 12.72	8.31
Granted	818	8.47 - 19.10	10.16
Exercised	(560)	0.94 - 11.19	5.62
Expired	(8)	0.94 - 9.41	5.23
Forfeited	(438)	0.94 - 12.72	6.58

Shares under option, June 30, 2001	2,226	7.50 - 19.10	10.07
Granted	926	20.07 - 37.10	23.21
Exercised	(735)	7.50 - 30.15	11.16
Forfeited	(11)	9.94 - 11.19	10.33

Shares under option, June 30, 2002	2,406	7.50 - 37.10	14.77

	Number of Shares (in thousands)	Exercise Price $	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life
Shares under option, June 30, 2002	361	7.50 - 8.47	7.97	6.62
	652	9.25 - 10.00	9.80	7.58
	442	11.00 - 11.88	11.08	7.36
	782	12.38 - 21.80	20.79	8.98
	169	27.05 - 37.10	30.18	9.12

	2,406

Options exercisable, June 30, 2002	194	7.50 - 8.44	7.81
	36	8.47 - 9.94	9.86
	84	10.00 - 11.25	10.94
	13	11.88 - 21.40	13.09
	51	21.80 - 37.10	33.86

	378

NOTE 8.    PENSION PLAN

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, the CACI $MART PLAN. Employees can contribute up to 25% (subject to certain statutory limitations) of their total cash compensation. The Company provides matching contributions equal to 50% of the amount of the employee’s contribution, up to 6% of the employee’s total fiscal year cash compensation. In addition, the Company may also make discretionary profit sharing contributions to the plan. Employer contributions vest according to a schedule entitling full vesting after five years of employment. Employee contributions vest immediately. The CACI $MART PLAN is qualified under the Internal Revenue Code, as determined by the Internal Revenue Service.

The Company maintains a non-qualified, defined contribution plan, the CACI International Inc Group Executive Retirement Plan, which is available to certain executives. Executives at the vice president level and above may voluntarily defer up to 50% of their cash compensation in a plan year, thus deferring income taxes on the amount they contribute until they terminate their interest in the plan through retirement or termination of their employment. For senior vice presidents and above who participate voluntarily in the Plan, and whose annual compensation exceeds the statutory limit of the qualified plan (currently $200,000 per year), the Company contributes 5% of such excess to the participant’s account in the Group Executive Retirement Plan. Each participant is fully vested immediately in his voluntary deferrals. The Company contributions vest 20% per year over a five year period from the date of first participation in the Plan.

The total consolidated expenses for the Company’s contributions to the 401(k) plan and the Group Executive Retirement Plan for the years ended June 30, 2002, 2001 and 2000 were $6,454,000, $4,820,000 and $5,909,000, respectively. The Company funds the costs of the qualified plans as they accrue.

NOTE 9.    OTHER LONG-TERM OBLIGATIONS

The Company has established retirement benefit plans for certain employees and executives. At June 30, 2002 and 2001 respectively the balances of the obligations by category are as follows:

	2002	2001
	(dollars in thousands)
Accrued post-retirement obligations:
Group Health Plan	$326	$258
Executive Life	240	250
Deferred Compensation	6,941	4,022

Total accrued post-retirement obligations	7,507	4,530
Other long-term obligations	384	410

Total	$7,891	$4,940

Group Health Plan.    CACI has provided for medical and dental benefit coverage to eligible employees, both former and active, and their dependents. The accumulated post-retirement benefit obligation represents the estimated present value of future claims by participants under this plan.

Executive Life.    In accordance with certain agreements, the Company maintains life insurance policies covering certain officers, both former and active. The cost of the insures’ premiums is treated as compensation expense.

Deferred Compensation.    Effective July 1, 2000, CACI established the CACI International Inc Group Executive Retirement Plan as described in Note 8. Pension Plan. Upon termination or retirement, account balances are paid to participants as taxable income. A corresponding investment asset representing an offset to the deferred compensation amount is recorded on the Company's books in Other Assets.

Other Long-TermObligations.    These consist primarily of amounts due to certain founders of QuesTech, Inc. (who are no longer affiliated with the Company as employees) under confidential settlement agreements. Payments under the agreements will continue through 2005.

NOTE 10.    COMMITMENTS AND CONTINGENCIES

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire primarily over the next nine years.

The following is a schedule of future minimum lease payments under non-cancelable leases with a remaining term greater than one year as of June 30, 2002:

Year ended June 30	Operating Leases
(dollars in thousands)
2003	$19,022
2004	14,407
2005	10,495
2006	8,686
2007	6,730
Thereafter	13,982

Total minimum lease payments	$73,322

Operating leases reflect the minimum lease payments net of a minimal amount of sub-lease income. Rent expense incurred from operating leases for the years ended June 30, 2002, 2001 and 2000 amounted to $16,463,000, $13,750,000, and $15,579,000, respectively.

NOTE 11.    BUSINESS ACQUISITIONS

2002 Acquisitions

On November 1, 2001, the Company purchased all of the outstanding capital stock of DSIC for $47.0 million, of which $40.4 million has been paid. Under the terms of the agreement, the Company will pay an additional $6.98 million over the next ten months as described in Note 5. The $40.0 million payment was financed through the Company’s existing credit facility. The acquired business implements ERP systems, including large-scale financial and human resource systems, and e-procurement applications; develops client/server and web-enabled applications; operates an enterprise networking and information assurance practice; solves complex business problems with a recognized process modeling and simulation methodology; and provides acquisition/program management consulting services, primarily to the federal government. As part of this acquisition, 498 employees joined CACI. Approximately $23.0 million of the purchase consideration has been allocated to goodwill, based upon the excess of the purchase price over the $15.9 million estimated fair value of net tangible assets and the $8.1 million assigned to intangible assets acquired. The Company is amortizing these intangible assets over a period of three to ten years. DSIC contributed revenue of $40.3 million for the period from November 1, 2001 to June 30, 2002.

2001 Acquisitions

On December 2, 2000, the Company completed its acquisition of the federal services business and related assets (the “Federal Services Business”) of N.E.T. Federal, Inc., a subsidiary of Network Equipment Technologies, Inc. The total consideration paid by the Company was $25.0 million in cash at the time of the acquisition plus an additional $2.0 million paid within one year after purchase. Based on achievement of certain milestones, payments aggregating to $10 million of additional consideration were made through June 30, 2002, and additional payments of up to $3 million may be made based upon achievement of other milestones. The purchase was financed from the Company’s line of credit. The acquired business provides secure network services offerings including network engineering and design, implementation, installation and integration, as well as network maintenance and management. As part of this acquisition, 188 employees joined CACI. Approximately $19.3 million of the purchase consideration has been allocated to goodwill based upon the excess of the purchase price over the estimated fair value of net assets acquired. The Federal Services Business contributed revenue of $27.6 million for the period from December 2, 2000 to June 30, 2001.

On October 6, 2000, the Company acquired the contracts and selected assets of the special projects division (“Special Projects Business”) of Radian International, LLC, a subsidiary of URS Corporation, for $1.3 million in cash. The purchase was financed from the Company’s line of credit. Approximately $0.6 million of the purchase price has been allocated to goodwill. The Special Projects Business, which provides services to the intelligence community, contributed revenue of $0.9 million for the period from October 6, 2000 to June 30, 2001.

2000 Acquisitions

On April 1, 2000 the Company purchased substantially all of the assets of Century Technologies, Incorporated (CENTECH) (“CENTECH”), a company that provided full-service information technology (“IT”) solutions for networking and telecommunications, e-commerce, geospatial technologies and software engineering. The total consideration paid by the Company was $7.7 million in cash, plus an additional $4 million for a split-dollar life insurance policy, plus $2.7 million to pay off existing debt. Approximately $5.2 million of the purchase consideration has been allocated to goodwill based upon the excess of the purchase price over the estimated fair value of net assets acquired. The $4 million of consideration for a split-dollar life insurance policy is included in other tangible assets and is being amortized over 7 years. CENTECH contributed revenue of $5.7 million for the period from April 1, 2000 to June 30, 2000.

On February 1, 2000, the Company acquired all of the common stock of XEN Corporation (“XEN”) for $4.3 million cash. XEN specialized in providing systems engineering, engineering design, distance learning, training development, multimedia support, and data security services to national intelligence organizations, the Department of Defense, and the U.S. Navy. The transaction was funded through borrowings under the Company’s line of credit. Approximately $2.4 million of the purchase consideration has been allocated to goodwill based upon the excess of the purchase price over the estimated fair value of net assets acquired. XEN contributed $3.6 million of revenue for the period from February 1, 2000 to June 30, 2000.

On September 23, 1999, the Company purchased the assets of MapData Online International Ltd. and Digital MapData Online Ltd. (collectively, “MapData”) for $0.6 million in cash. MapData provided demographic software which, when bundled with existing products and services, enhanced the Company’s capabilities in geo-demographic and customer data analysis. The purchase price has been allocated based on the fair market value of the assets acquired. No goodwill has been recognized in connection with this transaction. The operations acquired from MapData contributed $.1 million in revenue through June 30, 2000.

Pro Forma Information (unaudited)

The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations of the Company for the years ended June 30, 2002, 2001 and 2000 as if the above-mentioned acquisitions had occurred at the beginning of both the year of acquisition and the year prior to the acquisition. This unaudited pro forma information does not purport to be indicative of the actual financial position or the results that would actually have occurred if the combinations had been in effect for the years ended June 30:

	2002	2001	2000
	(dollars in thousands, except per share amounts)
Revenue	$703,274	$639,874	$559,301
Net income	31,377	29,269	47,674
Diluted earnings per share	1.22	1.27	2.06

NOTE 12.    BUSINESS SEGMENT INFORMATION

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide information technology and communications solutions through all four of the Company’s major lines of business: systems integration, managed network services, knowledge management and engineering services. Its customers are primarily U.S. federal agencies, however, it does serve a number of agencies of foreign governments and customers in the commercial and state and local sectors. International operations offer services to both commercial and government customers primarily through the Company’s systems integration line of business. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements. The Company evaluates the performance of its operating segments based on income (loss) before income taxes. Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The “Other” column includes the elimination of intersegment revenue and corporate related items. Corporate assets, primarily consisting of property and equipment, are reported in the “Other” column. The operating segments’ income (loss) and corporate related amounts total the amount presented as income before taxes in the “Consolidated Statements of Operations”. Prior year segment information has been restated in order to provide for consistent presentation with the current year and the information related to the discontinued operations has been excluded from this presentation.

	Domestic Operations	International Operations	Other	Total
	(dollars in thousands)
Year Ended June 30, 2002
Revenue from external customers	$641,386	$40,368	$188	$681,942
Pre-tax income (loss)	54,162	5,274	(7,954)	51,482
Total assets	429,876	37,785	13,003	480,664
Capital expenditures	6,125	360	1,568	8,053
Depreciation and amortization	8,844	1,204	2,083	12,131
Year Ended June 30, 2001
Revenue from external customers	$510,995	$46,702	$193	$557,890
Pre-tax income (loss)	33,222	5,791	(4,973)	34,040
Total assets	240,602	33,430	10,699	284,731
Capital expenditures	11,696	790	1,711	14,197
Depreciation and amortization	10,169	1,688	1,823	13,680
Year Ended June 30, 2000
Revenue from external customers	$439,355	$45,104	$86	$484,545
Pre-tax income (loss)	28,254	4,876	(3,804)	29,326
Total assets	199,119	30,587	6,291	235,997
Capital expenditures	6,182	767	1,665	8,614
Depreciation and amortization	8,360	2,110	1,075	11,545

Major Customers.    The Company earned approximately 91%, 85% and 81% of its revenue from the U.S. Government for the years ended June 30, 2002, 2001 and 2000, respectively. Revenue by customer sector for the three years ended June 30, 2002 was as follows:

	2002	%	2001	%	2000	%
	(dollars in thousands)
Department of Defense	$433,927	63.7%	$325,118	58.3%	$249,776	51.5%
Federal Civilian	184,392	27.0%	149,205	26.7%	141,393	29.2%
Commercial	49,369	7.2%	61,029	11.0%	60,181	12.4%
State & local	14,254	2.1%	22,538	4.0%	33,195	6.9%

Total	$681,942	100.0%	$557,890	100.0%	$484,545	100.0%

Geographic Information.    Revenue is attributed to geographic areas based on the location of the assets producing the revenue. The international operations amounts consist primarily of product and systems integration sales in the United Kingdom. Financial information relating to the Company’s operations by geographic area is as follows:

	2002	2001	2000
	(dollars in thousands)
Revenue
Domestic Operations	$641,574	$511,188	$439,441
International Operations	40,368	46,702	45,104

	$681,942	$577,890	$484,545

Identifiable Assets
Domestic Operations	$442,879	$251,301	$205,410
International Operations	37,785	33,430	30,587

	$480,664	$284,731	$235,997

NOTE 13.    DISCONTINUED OPERATIONS

On January 6, 2002, the Company completed the sale of the net assets of its domestic Marketing Systems Group to Environmental Research Systems Institute, Inc’s subsidiary, ERSI Business Information Solutions, for $3.5 million. This resulted in a net after tax loss for the Company of $1.3 million. Included in the loss was a net after tax loss from discontinued operations of $284 thousand for the period from October 31, 2001 to January 6, 2002. Revenues from discontinued operations were $1.9 million and $5.9 million for the years ended June 30, 2002 and June 30, 2001, respectively.

On December 15, 1999, the Company completed the sale of the net assets of the COMNET products business for $40 million in cash. Net income (loss) from the Company’s discontinued operations has been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. Prior year reported results have been restated in order to provide for consistent presentation.

The COMNET sale resulted in a net after tax gain for the Company of $1.5 million and $21.1 million for the years 2001 and 2000, respectively. Included in the gain was a net after tax loss from discontinued operations of $118 thousand for the period from November 3, 1999 to December 15, 1999. Revenues from discontinued operations were $3.1 million for the year ended June 30, 2000.

NOTE 14.    SUBSEQUENT EVENTS

The Company completed the purchase of the Government Solutions Division (“GSD”) of Condor Technology Solutions, Inc., on August 16, 2002. The total purchase price of $16 million included $11 million paid out on the date of acquisition plus an additional $5 million placed into escrow. With annual revenue of approximately $20 million, GSD complements the Company’s systems integration, knowledge management, and purchasing systems solutions for federal clients.

The Company entered into a letter of intent on July 27, 2002 to acquire the stock of a professional services firm supporting commercial and government customers in the area of IT. The closing of the acquisition is contingent upon completion of due diligence that is satisfactory to the Company in its sole discretion and approval by the stockholders of the acquired company. The anticipated purchase price is approximately $23.5 million with approximately $20.5 million paid at closing and $3.0 million to be paid within twelve months following the close of the transaction.

Effective July 1, 2002, the Company moved to a self-insured status for employee medical insurance. The Company will make on-going evaluations to ensure the adequacy of its accruals for incurred but not yet reported claims.

NOTE 15.    COMMON STOCK DATA (UNAUDITED)

On November 7, 2001, the Company’s Board of Directors declared a one hundred percent stock dividend. This dividend was payable on December 6, 2001 to shareholders of record on November 30, 2001. Accordingly, the number of shares of common stock outstanding, earnings per share, and the number of shares used in the calculation of earnings per share all have been restated to retroactively reflect that dividend.

The ranges of high and low sales prices for the Registrant’s stock each quarter during fiscal years 2002 and 2001 were as follows:

	2002		2001
Quarter	High	Low	High	Low
1st	$28.425	$16.600	$12.750	$8.375
2nd	$43.500	$25.510	$12.250	$9.563
3rd	$42.990	$30.800	$14.063	$11.094
4th	$40.630	$27.430	$23.500	$13.313

Until August 16, 2002, the Registrant’s stock traded on the NASDAQ National Market System under the ticker symbol, “CACI”. Effective August 16, 2002, the Registrant’s stock began trading on the New York Stock Exchange under its new ticker symbol, “CAI”.

NOTE 16.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods have been included.

	First	Second	Third	Fourth
	(dollars in thousands, except per share)
Year ended June 30, 2002
Revenue	$145,815	$162,329	$182,818	$190,980
Income from operations	11,495	12,352	14,565	14,692
Income from Continuing Operations	6,726	7,303	8,588	9,307

Net Income	$6,575	$5,995	$8,588	$9,307

Basic Shares
Income from continuing operations	$0.29	$0.31	$0.34	$0.33
Loss on disposal	(0.01)	(0.05)	0	0

Net Income	$0.28	$0.26	$0.34	$0.33

Diluted Shares
Income from continuing operations	$0.28	$0.30	$0.33	$0.32
Loss on disposal	(0.01)	(0.05)	0	0

Net Income	$0.27	$0.25	$0.33	$0.32

Weighted average shares used in per share computation
Basic	22,945	23,464	25,141	28,417
Diluted	23,620	24,337	26,033	29,264

	First	Second	Third	Fourth
	(dollars in thousands, except per share)
Year ended June 30, 2001
Revenue	$124,806	$133,812	$146,655	$152,617
Income from operations	7,781	8,543	9,890	11,141
Income from Continuing Operations	4,349	4,644	5,433	6,339

Net Income	$4,352	$4,766	$5,561	$7,622

Basic Shares
Income from continuing operations	$0.19	$0.21	$0.24	$0.28
Gain on disposal	—	0.01	0.01	0.06

Net Income	$0.19	$0.22	$0.25	$0.34

Diluted Shares
Income from continuing operations	$0.19	$0.20	$0.24	$0.27
Gain on disposal	—	0.01	0.01	0.06

Net Income	$0.19	$0.21	$0.25	$0.33

Weighted average shares used in per share computation
Basic	22,708	22,482	22,602	22,740
Diluted	23,046	22,790	23,014	23,372

SCHEDULE II

CACI INTERNATIONAL INC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR YEARS ENDED JUNE 30, 2002, 2001 AND 2000
(dollars in thousands)

Description	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes Add (Deduct)	Balance at End of Period
2002
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$4,301	$255	$(1,362)	$61	$3,255

2001
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$2,817	$1,343	$(1,491)	$1,632	$4,301

2000
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,050	$770	$(1,322)	$319	$2,817

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 24th day of September, 2002.

CACI INTERNATIONAL INC

By:	/s/
J.P London Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ J. P. London	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	September 24, 2002

/s/ Stephen L. Waechter	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 24, 2002

/s/ Richard L. Leatherwood	Director	September 24, 2002

/s/ Warren R. Phillips	Director	September 24, 2002

/s/ Charles P. Revoile	Director	September 24, 2002

/s/ William B. Snyder	Director	September 24, 2002

/s/ Richard P. Sulivan	Director	September 24, 2002

/s/ John M. Toups	Director	September 24, 2002

/s/ Vincent L. Salvatori	Director	September 24, 2002

/s/ Peter A. Derow	Director	September 24, 2002

/s/ Glenn Ricart	Director	September 24, 2002

SECTION 302 CERTIFICATION

I, Dr. J.P. London certify that:

1.  I have reviewed this annual report on Form 10-K for CACI International Inc for the fiscal year ended June 30, 2002;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:
Dr. J.P. London Chairman of the Board, President Chief Executive Officer and Director (Principal Executive Officer)

SECTION 906 CERTIFICATION

In connection with the annual report on Form 10-K of CACI International Inc (the Company) for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), the undersigned Chairman of the Board, President and Chief Executive Officer of the Company certifies, to the best of his knowledge and belief pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:
Dr. J.P. London Chairman of the Board, President Chief Executive Officer and Director (Principal Executive Officer)

SECTION 302 CERTIFICATION

I, Stephen L. Waechter, certify that:

1.  I have reviewed this annual report on Form 10-K for CACI International Inc for the fiscal year ended June 30, 2002;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:
Stephen L. Waechter Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

SECTION 906 CERTIFICATION

In connection with the annual report on Form 10-K of CACI International Inc (the Company) for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), the undersigned Executive Vice President, Chief Financial Officer and Treasurer of the Company certifies, to the best of his knowledge and belief pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:
Stephen L. Waechter Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)