Form 10-Q
period 2002-09-30
CACI INTERNATIONAL INC /DE/
filed 2002-11-14
CIK 16058

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

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

CACI International Inc, Common Stock, $0.10 par value

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of September 30, 2002: CACI International Inc Common Stock, $0.10 par value, 28,453,236 shares.

CACI INTERNATIONAL INC AND SUBSIDIARIES

PART 1

FINANCIAL INFORMATION

Item 1.    Financial Statements

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2002	2001
Revenue	$187,978	$145,815

Costs and expenses
Direct costs	114,681	88,490
Indirect costs and selling expenses	55,843	43,393
Depreciation and amortization	2,768	2,437

Total operating expenses	173,292	134,320

Operating income	14,686	11,495
Interest (income) expense, net	(318)	647

Income before income taxes	15,004	10,848
Income taxes	5,629	4,122

Income from continuing operations	$9,375	$6,726

Discontinued Operations
Loss from operations from discontinued
Marketing Systems Group (less applicable income tax benefit of $92)	—	(151)

Net income	$9,375	$6,575

Earnings per common and common equivalent share:
Average shares outstanding	28,445	22,944
Basic:
Income from continuing operations	$0.33	$0.29
Loss from discontinued operations	—	(0.01)

Net income	$0.33	$0.28

Average shares and equivalent shares outstanding	29,304	23,620
Diluted:
Income from continuing operations	$0.32	$0.28
Loss from discontinued operations	—	(0.01)

Net income	$0.32	$0.27

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2002	June 30, 2002
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$102,192	$131,049
Marketable securities	39,313	20,019
Accounts receivable:
Billed	141,378	137,296
Unbilled	8,262	10,482

Total accounts receivable	149,640	147,778

Deferred income taxes	376	364
Deferred contract costs	1,169	1,949
Prepaid expenses and other	5,370	4,970

Total current assets	298,060	306,129

Property and equipment, net	14,940	14,973
Accounts receivable, long term	8,628	8,198
Goodwill	134,369	124,219
Other assets	17,732	15,168
Intangible assets	14,992	10,228
Deferred income taxes	866	1,749

Total assets	$489,587	$480,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Note payable, current	$ 8,737	$ 8,667
Accounts payable	8,547	6,482
Other accrued expenses	20,166	20,448
Accrued compensation and benefits	29,037	33,644
Income taxes payable	1,959	4,648
Deferred income taxes	4,154	3,476

Total current liabilities	72,600	77,365

Note payable, long-term	26,500	26,500
Deferred rent expenses	1,678	1,624
Deferred income taxes	129	125
Other long-term obligations	10,464	7,891
Shareholders’ equity
Common stock—$.10 par value, 40,000,000 shares authorized, 36,225,000 and 36,195,000 shares issued, respectively	3,622	3,620
Capital in excess of par	197,973	197,354
Retained earnings	199,138	189,763
Accumulated other comprehensive loss	(1,497)	(2,561)
Treasury stock, at cost (7,772,000 shares)	(21,020)	(21,017)

Total shareholders’ equity	378,216	367,159

Total liabilities & shareholders’ equity	$489,587	$480,664

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,375	$6,575
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	2,768	2,503
Provision (benefit) for deferred income taxes	1,561	(32)
Changes in operating assets and liabilities
Accounts receivable	742	9,144
Prepaid expenses and other assets	(332)	215
Deferred contract costs	780	(158)
Accounts payable and accrued expenses	359	(8,800)
Accrued compensation and benefits	(4,859)	(3,169)
Other long-term obligations	2,572	1,249
Deferred rent expense	58	31
Income taxes (receivable) payable	(2,730)	1,465

Net cash provided by operating activities	10,294	9,023

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(1,883)	(1,254)
Purchase of businesses	(16,249)	(2,500)
Purchase of marketable securities	(19,294)	—
Deferred compensation and other assets	(2,564)	(825)

Net cash used in investing activities	(39,990)	(4,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds under line-of-credit	—	29,906
Payments under line-of-credit	—	(39,794)
Proceeds from exercise of stock options	344	5,426
Purchase of common stock for treasury	(3)	—

Net cash provided by (used in) financing activities	341	(4,462)

Effect of changes in currency rates on cash and equivalents	498	670

Net (decrease) increase in cash and equivalents	(28,857)	652
Cash and equivalents, beginning of period	131,049	14,842

Cash and equivalents, end of period	$102,192	$15,494

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net	$6,471	$618

Interest (received) paid during the period	$(382)	$636

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,
	2002	2001
Net income	$9,375	$6,575
Currency translation adjustment	950	1,234
Change of fair value of interest rate swap	114	—

Comprehensive income	$10,439	$7,809

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.	Basis of Presentation

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2002.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

B.	Cash and Equivalents

The Company considers all investments with an original maturity of three months or less on their trade date to be cash equivalents. The Company classifies investments with an original maturity of more than three months but less than 12 months on their trade date as short-term marketable securities. To date, all marketable securities have been classified as available-for-sale and have been carried at fair value with unrealized gains and losses reported as a separate component of comprehensive income. The fair value of marketable securities was determined based on quoted market prices for those instruments at the reporting date. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends. To date there have been no realized or unrealized gains or losses. The Company’s cash and equivalents and short-term marketable securities at September 30, 2002, and June 30, 2002, consisted of the following (cost approximated fair value):

	2003 Cash and Equivalents	2003 Short-term Marketable Securities	2002 Cash and Equivalents	2002 Short-term Marketable Securities
	(dollars in thousands)
Certificate of Deposit	$—	$9,069	$—	$5,010
Money Market Funds	90,910	—	117,256	—
Municipal Securities	—	30,244	—	15,009
Cash	11,282	—	13,793	—

Total	$102,192	$39,313	$131,049	$20,019

C.	Earnings Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share includes the incremental effect of stock options calculated using the treasury stock method. The chart below shows the calculation of basic and diluted earnings per share for quarters ended September 30, 2002 and September 30, 2001, respectively:

	Three Months Ended September 30,
	2002	2001
Net income	$9,375	$6,575
Weighted average number of shares outstanding during the period	28,445	22,944
Dilutive effect of stock options after application of treasury stock method	859	676

Weighted average number of shares outstanding during the period	29,304	23,620

Basic earnings per share	$0.33	$0.28

Diluted earnings per share	$0.32	$0.27

D.	Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of $3,427,000 and $3,255,000 at September 30, 2002 and June 30, 2002, respectively. Accounts receivable are classified as follows

	September 30, 2002	June 30, 2002
	(dollars in thousands)
Billed receivables
Billed receivables	$ 126,229	$ 120,354
Billable receivables at end of period	15,149	16,942

Total billed receivables	141,378	137,296

Unbilled receivables
Unbilled pending receipt of contractual documents authorizing billing	8,262	10,482
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	8,628	8,198

Total unbilled receivables	16,890	18,680

Total accounts receivable	$ 158,268	$ 155,976

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

E.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company’s operations and liquidity.

F. Acquisitions

On August 16, 2002 the Company acquired substantially all of the assets of the Government Solutions Division of Condor Technology Solutions, Inc. (“Condor”). Condor complements the Company’s systems integration, knowledge management, data mining and purchasing systems solutions for federal clients. The total cash paid for Condor was $16 million. Approximately $10.2 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $1.2 million estimated fair value of net assets acquired and the $4.7 million value assigned to identifiable intangible assets. The Company is amortizing substantially all such intangible assets over a period of ten years. Condor contributed revenue of $1.9 million for the period from August 16, 2002 to September 30, 2002.

The following unaudited proforma combined condensed statements of operations set forth the consolidated results of operations for the three months ended September 30, 2002 and 2001 as if the above mentioned acquisition had occurred at the beginning of the period of acquisition and the same period in the year prior to the acquisition. The unaudited proforma information does not purport to be indicative of the actual results that would actually have occurred if the combination had been in effect for the three month periods ended September 30, 2002 and September 30, 2001.

	Three Months Ended September 30,
	2002	2001
	(dollars in thousands, except per share amounts)
Revenue	$189,874	$150,802
Net Income	9,471	7,488
Diluted earnings per share	$0.32	$0.32

G.	Business Segment Information

The Company reports financial data in two segments: domestic operations and international operations. Operating results for the segments are as follows:

	Domestic Operations	International Operations	Other	Total
	(dollars in thousands)
Quarter Ended September 30, 2002
Revenue from external customers	$177,635	$ 10,319	$ 24	$187,978
Pre-tax income (loss) from continuing operations	16,456	1,244	(2,696)	15,004

Quarter Ended September 30, 2001
Revenue from external customers	$135,802	$ 10,006	$ 7	$145,815
Pre-tax income (loss) from continuing operations	10,968	1,160	(1,280)	10,848

The “Other” column represents the elimination of intersegment revenue and corporate related items.

H.	Subsequent Events

The Company entered into a Letter of Intent on September 23, 2002 to acquire all of the outstanding stock of Acton Burnell, Inc., a privately held information technology company with fiscal 2002 revenues of $28.4 million. The acquisition is expected to enhance the Company’s capabilities in systems integration, knowledge management, manpower readiness and training, and financial systems. The transaction was completed and became effective on October 16, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations For the Three Months Ended September 30, 2002 and 2001.

Revenue.    The table below sets forth revenue by customer segment with related percentages of total revenue for the three months ended September 30, 2002 (FY2003) and September 30, 2001 (FY2002), respectively:

	First Quarter				First Quarter Change
	FY2003		FY2002		$	%
	(dollars in thousands)
Department of Defense	$118,805	63.2%	$90,003	61.7%	$28,802	32.0%
Federal Civilian Agencies	53,256	28.3%	37,678	25.8%	15,578	41.3%
Commercial	12,590	6.7%	12,519	8.6%	71	0.6%
State & Local Governments	3,327	1.8%	5,615	3.9%	(2,288)	(40.7)%

Total	$187,978	100.0%	$145,815	100.0%	$42,163	28.9%

Revenue.    For the three months ended September 30, 2002, the Company’s total revenue increased by 28.9%, or $42.2 million, over the same period a year ago. Revenue growth in the first quarter came primarily from higher levels of managed network services, systems integration, engineering services, and knowledge management business from federal government customers.

Acquisitions made during the last twelve months accounted for $18.5 million of the FY2003 growth. On August 16, 2002, the Company acquired substantially all of the assets of the Government Solutions Division of Condor Technology Solutions, Inc. (“Condor”). In the first quarter of FY2003, Condor contributed $1.9 million in revenue. On November 1, 2001, the Company purchased all of the outstanding stock of Digital Systems International Corporation (“DSIC”), which contributed $16.3 million of FY2003 first quarter revenue. Other acquisitions accounted for approximately $0.3 million of revenue for FY2003.

Department of Defense (“DoD”) revenue increased 32.0%, or $28.8 million, for the first three months of FY2003 as compared to the same period a year ago. DoD revenue growth was primarily due to the internal growth in managed network and engineering services business as well as information assurance. In addition, DSIC contributed $14.0 million of revenue in the current quarter.

Revenue from Federal Civilian Agencies increased 41.3%, or $15.6 million, for the first three months of FY2003 as compared to FY2002. Approximately 42.0% of Federal Civilian Agency revenue was derived from the Department of Justice (“DoJ”), for whom the Company provides litigation support services and maintains an automated debt management system. Revenue for DoJ was $22.4 million for the first quarter of FY2003, as compared to $17.8 million for the same period a year ago. The DSIC and Condor acquisitions contributed approximately $3.0 million of the total growth in civilian agency revenue for the first quarter. The remaining increase in Federal Civilian Agency revenue was mainly generated from continued growth in managed network services and GSA schedule contracts.

Commercial revenue, primarily derived from the Company’s international operations, increased slightly, to $12.6 million, in FY2003 as compared to $12.5 million for the same period a year ago. The Company continues to experience modest growth in its demographics business in the United Kingdom. This growth, however, has been offset by a continued weakness in the telecommunications industry in the United Kingdom which has impacted our consulting services.

Revenue from state and local governments was $3.3 million which represented 1.8% of the Company’s total revenue. State and local government revenue decreased 40.7%, or $2.3 million, for the three months ended September 30, 2002 as compared to the same period a year ago. The decline in revenue was primarily due to the phase out of work on two state contracts. The Company’s continued and expanded focus on DoD and Federal Civilian Agency opportunities is resulting in a reduced emphasis on business with state and local governments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the quarter ended September 30, 2002 (FY2003) and September 30, 2001 (FY2002), respectively.

	Dollar Amount		Percentage of Revenue
	First Quarter		First Quarter		First Quarter Change
	FY2003	FY2002	FY2003	FY2002	$	%
	(in thousands)				(in thousands)
Revenue	$187,978	$145,815	100.0%	100.0%	$42,163	28.9%
Costs and expenses:
Direct costs	114,681	88,490	61.0	60.7	26,191	29.6
Indirect costs & selling expenses	55,843	43,393	29.7	29.7	12,450	28.7
Depreciation & amortization	2,768	2,437	1.5	1.7	331	13.6

Total operating expenses	173,292	134,320	92.2	92.1	38,972	29.0

Income from operations	14,686	11,495	7.8	7.9	3,191	27.8
Interest (income) expense, net	(318)	647	0.2	0.5	(965)	(149.1)

Earnings before income taxes	15,004	10,848	8.0	7.4	4,156	38.3
Income taxes	5,629	4,122	3.0	2.8	1,507	36.6

Net Income from Continued Operations	$9,375	$6,726	5.0%	4.6%	$2,649	39.4%

Income from Operations.    Operating income increased 27.8%, or $3.2 million, in FY2003 as compared to the same period a year ago. The increase in operating income was primarily due to the continued expansion of the Company’s business base.

As a percentage of revenue, direct costs were 61.0% and 60.7% for the quarters ended September 30, 2002 and 2001, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry because they are incurred in response to specific client tasks, and vary from period to period. The largest component of direct costs, direct labor, was $57.9 million and $45.7 million for the first quarters of FY2003 and FY2002, respectively. The increase in direct labor was attributable to the growth in our federal government business, both in DoD and Federal Civilian Agencies, as well as from the DSIC and Condor acquisitions. Other direct costs were $56.8 million and $42.8 million in FY2003 and FY2002, respectively. The increase in other direct costs was primarily the result of increased volume of tasking across all lines of business and the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid & proposal costs, indirect labor and other discretionary costs. Most of these are highly variable and have grown in dollar volume generally in proportion to the growth in revenue. As a percentage of revenue, indirect costs and selling expenses have remained the same at 29.7% for the first three months of FY2003 as compared to FY2002.

Depreciation and amortization expense increased by $0.3 million or 13.6% in FY2003 as compared to FY2002. This increase was primarily due to the amortization of intangible assets purchased in acquisitions that occurred during FY2002.

Interest expense decreased 149.1% or $1.0 million during the first three months FY2003 as compared to the same period a year ago. This decrease is attributable to the Company having $141.5 million of cash and equivalents and short term marketable securities on its balance sheet as of September 30, 2002 as compared to $15.5 million of cash and equivalents at the same date a year ago, which resulted in higher borrowings on its line of credit for FY2002. The cash and short-term marketable securities accounted for over $0.6 million in interest income during the first quarter of FY2003. The significant increase in cash and marketable securities is due to $161.1 million of net proceeds raised in the Company’s secondary stock offering in March 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The effective income tax rates for the first three months of FY2003 and FY2002 were 37.5% and 38.0%, respectively.

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs and support. Since March 2002, the proceeds from the Company’s offerings of approximately 4.9 million shares of stock have also provided substantial liquidity and capital. Working capital was $225.5 million and $228.8 million as of September 30, 2002 and June 30, 2002, respectively. Working capital has remained strong over the prior several quarters due to the proceeds generated from the Company’s secondary stock offering. These proceeds will be used in the Company’s on-going acquisition activities. Operating activities provided cash of $10.3 million and $9.0 million for the first quarter of FY2003 and FY2002, respectively. The increase in cash provided by operating activities was primarily attributable to the growth in earnings.

The Company used $40.0 million of cash in investing activities in the first quarter of FY2003 as compared to $4.6 million in the first quarter of FY2002. This increase of $35.4 million was primarily due to the acquisition of Condor, and the Company’s purchase of $19.3 million in short term marketable securities. The cash used in the first three months of FY2002 was primarily for a note payable due on a prior acquisition and additional capital asset purchases.

During the three months ended September 30, 2002, the Company’s financing activities provided cash of $0.3 million. This was derived almost entirely from the exercise of stock options. In the first quarter of FY2002, the Company used net cash of $4.5 million in connection with repayment of a portion of the line of credit in the amount of $9.9 million offset by $5.4 million of proceeds from the exercise of stock options.

In anticipation of continuing its strategy of acquisition and in order to secure lower interest rates, on February 4, 2002, the Company executed a five year unsecured revolving line of credit. The agreement permits borrowings of up to $185 million with annual sublimits on amounts borrowed for acquisitions. The Company also maintains a 500,000 pounds sterling, unsecured line of credit in London, England, which expires in December 2002. At September 30, 2002, the Company had no borrowings under this line of credit.

The Company believes that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources for the foreseeable future.

On October 16, 2002, the Company paid approximately $25.7 million in cash for the acquisition of Acton Burnell, Inc. (see also “Subsequent Events” in the Notes to the unaudited Condensed Consolidated Financial Statements.)

PART II

OTHER INFORMATION

Item 3.    Legal Proceedings

Appeal of CACI International Inc, ASBCA No.53058

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002, for the most recently filed information concerning the appeal filed on September 27, 2000, with the Armed Services Board of Contract Appeals (“ASBCA”) challenging the Defense Information Systems Agency’s (“DISA”) denial of its claim for breach of contract damages. The Registrant’s appeal seeks damages arising from DISA’s breach of license agreement pursuant to which the Department of Defense agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by Registrant’s wholly-owned subsidiary, CACI, INC.-FEDERAL, for the period from September 2, 1994 through April 22, 1998. By decision of March 22, 2001, in the companion case of GAP Instrument Corporation, ASBCA No.51658 (2001), the ASBCA held that the Government’s failure to conduct all electronic data interchanges exclusively through certified value-added networks constituted a breach of contract. As a result, unless the GAP Instrument decision is overturned on appeal, Registrant will pursue collection of its damages, which are substantial and which could have a material impact on the Company’s earnings.

Since the filing of Registrant’s report indicated above, the parties have been engaged in discovery efforts. If settlement is not resolved, a trial on damages is expected in the spring of 2003.

Item 4.    Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

Item 5.    Other Information

Forward Looking Statements

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and United Kingdom, (the UK economy is experiencing a downturn that affects the Registrant’s UK operations) including conditions that result from terrorist activities or war; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects, based on Congressional action on the FY03 Federal budget, or in the event of a priority need for funds, such as homeland security, the war on terrorism or war with Iraq; government contract procurement (such as bid protest, small business set asides, etc.) and termination risks; individual business decisions of our clients; financial condition of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and competition to hire and retain employees; our ability to complete acquisitions appropriate to achievement of our strategic plans; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government and (iii) competition for task orders under Government Wide Acquisition Contracts (“GWACS”) and/or scheduled contracts with the General Services Administration; our own ability to achieve the objectives of near term or long range business plans; and other risks described in the Company’s Securities and Exchange Commission filings.

Item 6:    Exhibits and Reports on Form 8-K

•
The Registrant filed a Current Report on Form 8-K on July 16, 2002, in which the Registrant reported that it had signed an Asset Purchase Agreement to acquire the Government Solutions Division of Condor Technology Solutions, Inc.

•
The Registrant filed a Current Report on Form 8-K on August 22, 2002, in which the Registrant reported that it had completed its acquisition of the Government Solutions Division of Condor Technology Solutions, Inc., on August 16, 2002.

•
The Registrant filed a Current Report on Form 8-K on September 5, 2002, in which the Registrant reported that it had decided not to engage Deloitte & Touche LLP to serve as the Registrant’s independent accountant for fiscal year 2003 (which runs from July 1, 2002 through June 30, 2003) but had instead engaged Ernst & Young LLP.

•
The Registrant filed a Current Report on Form 8-K on October 10, 2002 announcing that it had signed an agreement to acquire all of the outstanding stock of Acton Burnell, Inc., a privately held information technology company.

•
The Registrant filed a Current Report on Form 8-K on October 22, 2002, announcing that it had completed its purchase of the outstanding stock of Acton Burnell, Inc. an information technology company providing systems integration, knowledge management, manpower readiness and training, and financial systems solutions for the federal government.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc.
Registrant

Date:	November 14, 2002	By:	/s/ Dr. J. P. London
Dr. J. P. London Chairman of the Board, President Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 14, 2002	By:	/s/ Stephen L. Waechter
Stephen L. Waechter Executive Vice President, Chief Financial Officer and Treasurer (Principal Executive Officer)

Date:	November 14, 2002	By:	/s/ James D. Kuhn
James D. Kuhn Senior Vice President and Corporate Controller (Principal Executive Officer)

Section 302 Certification

I, Dr. J.P. London, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CACI International Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries during the period in which the quarterly report is being prepared;

(b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s Board of Directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls, which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal contols; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

6.
The Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ Dr. J.P. London
Dr. J.P. London Chairman of the Board, President Chief Executive Officer and Director (Principal Executive Officer)

Section 906 Certification

In connection with the quarterly report on Form 10-Q of CACI International Inc (the “Company”) for the fiscal quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), the undersigned Chairman of the Board, President and Chief Executive Officer of the Company certifies, to the best of his knowledge and belief pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	November 14, 2002	/s/ Dr. J.P. London
Dr. J.P. London Chairman of the Board, President Chief Executive Officer and Director (Principal Executive Officer)

Section 302 Certification

I, Stephen L. Waechter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CACI International Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries during the period in which the quarterly report is being prepared;

(b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s Board of Directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls, which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal contols; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

6.
The Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ Stephen L. Waechter

Stephen L. Waechter Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Section 906 Certification

In connection with the quarterly report on Form 10-Q of CACI International Inc (the Company) for the fiscal quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), the undersigned Executive Vice President, Chief Financial Officer and Treasurer of the Company certifies, to the best of his knowledge and belief pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	November 14, 2002	/s/ Stephen L. Waechter

Stephen L. Waechter Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)