Form 10-Q
period 2002-12-31
CACI INTERNATIONAL INC /DE/
filed 2003-02-13
CIK 16058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2002

Commission File Number 0-8401

CACI International Inc

(Exact name of registrant as specified in its charter)

Delaware	54-1345888
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2002: CACI International Inc Common Stock, $0.10 par value, 28,698,982 shares.

CACI INTERNATIONAL INC AND SUBSIDIARIES

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended December 31,
	2002	2001
Revenues	$204,511	$162,329
Costs and expenses
Direct costs	125,930	99,597
Indirect costs and selling expenses	58,859	47,270
Depreciation and amortization	2,922	3,110

Total operating expenses	187,711	149,977

Income from operations	16,800	12,352
Interest (income) expense	(163)	574

Income before income taxes	16,963	11,778
Income taxes	6,362	4,475

Income from continuing operations	10,601	7,303
Discontinued operations
Loss from operations from discontinued Marketing Systems Group (less applicable income tax benefit of $36)	—	(58)
Loss on disposal of Marketing Systems Group including provision of $284 for operating losses during phase-out period (less applicable income tax benefit of $766)	—	(1,250)

Net income	$10,601	$5,995

Basic earnings per share
Income from continuing operations	$0.37	$0.31
Loss from discontinued operations of Marketing Systems Group	—	0.00
Loss on disposal of Marketing Systems Group	—	(0.05)

Net Income	$0.37	$0.26

Average Shares Outstanding	28,697	23,464

Diluted earnings per share
Income from continuing operations	$0.36	$0.30
Loss from discontinued operations of Marketing Systems Group	—	0.00
Loss on disposal of Marketing Systems Group	—	(0.05)

Net income	$0.36	$0.25

Average shares and equivalent shares outstanding	29,495	24,337

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Six Months Ended December 31,
	2002	2001
Revenues	$392,489	$308,144
Costs and expenses
Direct costs	240,611	188,087
Indirect costs and selling expenses	114,702	90,663
Depreciation and amortization	5,690	5,547

Total operating expenses	361,003	284,297

Income from operations	31,486	23,847
Interest (income) expense	(481)	1,221

Income before income taxes	31,967	22,626
Income taxes	11,991	8,597

Income from continuing operations	19,976	14,029
Discontinued operations
Loss from operations from discontinued Marketing Systems Group (less applicable income tax benefit of $128)	—	(209)
Loss on disposal of Marketing Systems Group including provision of $284 for operating losses during phase-out period (less applicable income tax benefit of $766)	—	(1,250)

Net income	$19,976	$12,570

Basic earnings per share
Income from continuing operations	$0.70	$0.60
Loss from discontinued operations of Marketing Systems Group	—	(0.01)
Loss on disposal of Marketing Systems Group	—	(0.05)

Net Income	$0.70	$0.54

Average shares outstanding	28,571	23,204

Diluted earnings per share
Income from continuing operations	$0.68	$0.58
Loss from discontinued operations of Marketing Systems Group	—	(0.01)
Loss on disposal of Marketing Systems Group	—	(0.05)

Net income	$0.68	$0.52

Average Shares and equivalent shares outstanding	29,399	23,979

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2002	June 30, 2002
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$94,028	$131,049
Marketable securities	26,796	20,019
Accounts receivable:
Billed	160,249	137,296
Unbilled	9,520	10,482

Total accounts receivable	169,769	147,778

Deferred income taxes	385	364
Deferred contract costs	1,534	1,949
Prepaid expenses and other	4,620	4,970

Total current assets	297,132	306,129

Property and equipment, net	15,044	14,973
Accounts receivable, long term	8,321	8,198
Goodwill	149,925	124,219
Other assets	18,153	15,168
Intangible asset	20,645	10,228
Deferred contract costs, long term	684	0
Deferred income taxes	1,118	1,749

Total assets	$511,022	$480,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$8,172	$8,667
Accounts payable	10,762	6,482
Other accrued expenses	20,727	20,448
Accrued compensation and benefits	32,994	33,644
Income taxes payable	754	4,648
Deferred income taxes	2,504	3,476

Total current liabilities	75,913	77,365

Notes payable, long-term	26,500	26,500
Deferred rent expenses	1,743	1,624
Deferred income taxes	132	125
Other long-term obligations	11,670	7,891
Shareholders’ equity
Common stock—$.10 par value, 40,000,000 shares authorized, 36,473,000 and 36,195,000 shares issued, respectively	3,647	3,620
Capital in excess of par	203,428	197,354
Retained earnings	209,739	189,763
Accumulated comprehensive loss	(628)	(2,561)
Treasury stock, at cost (7,774,000 and 7,772,000 shares respectively)	(21,122)	(21,017)

Total shareholders’ equity	395,064	367,159

Total liabilities & shareholders’ equity	$511,022	$480,664

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six Months Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,976	12,570
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	5,690	5,671
Provision (benefit) for deferred income taxes	(322)	(1,548)
Loss on disposal of Marketing System Group business	—	966
Changes in operating assets and liabilities
Increase in accounts receivable	(10,266)	(376)
Decrease in prepaid expenses and other assets	428	2,866
Increase in deferred contract costs	(269)	(31)
Decrease in accounts payable and accrued expenses	(931)	(7,703)
Decrease in accrued compensation and benefits	(1,488)	(2,576)
Increase in other long-term obligations	3,736	1,901
Increase (decrease) in deferred rent expense	121	(12)
(Decrease) increase in income taxes payable	(1,059)	1,175

Net cash provided by operating activities	15,616	12,903

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,876)	(3,440)
Purchase of businesses	(42,782)	(39,743)
Purchase of marketable securities	(16,786)	—
Proceeds from sale of marketable securities	10,009	—
Deferred compensation and other assets	(3,110)	(3,961)

Net cash used in investing activities	(56,545)	(47,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds under line-of-credit	—	83,289
Payments under line-of-credit	—	(62,370)
Proceeds from exercise of stock options	3,170	12,469
Purchase of common stock for treasury	(105)	(83)

Net cash provided by financing activities	3,065	33,305

Effect of changes in currency rates on cash and equivalents	843	97

Net (decrease) increase in cash and equivalents	(37,021)	(839)
Cash and equivalents, beginning of period	131,049	14,842

Cash and equivalents, end of period	$94,028	$14,003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net	$13,373	$3,695

Interest (received) paid during the period	$(480)	$1,273

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2001	2000
Net income	$10,601	$5,995	$19,976	$12,570
Currency translation adjustment	735	(258)	1,685	976
Change in fair value of interest rate swap	134	(476)	248	(476)

Comprehensive income	$11,470	$5,261	$21,909	$13,070

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.	Basis of Presentation

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

B.	Cash and Equivalents and Marketable Securities

The Company considers all investments with an original maturity of three months or less on their trade date to be cash equivalents. The Company classifies investments with an original maturity of more than three months but less than twelve months on their trade date as short-term marketable securities. To date, marketable securities have been classified as available-for-sale and have been carried at fair value with unrealized gains and losses reported as a separate component of comprehensive income. The fair value of marketable securities was determined based on quoted market prices for those instruments at the reporting date. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends. To date, there have been no realized or unrealized gains or losses. The Company’s cash and equivalents and short-term marketable securities at December 31, 2002, and June 30, 2002, consisted of the following (cost approximated fair value):

(dollars in thousands)	2003 Cash and Equivalents	2003 Short-term Marketable Securities	2002 Cash and Equivalents	2002 Short-term Marketable Securities
Certificate of Deposit	$—	$9,127	$—	$5,010
Money Market Funds	86,060	—	117,257	—
Municipal Securities	—	17,669	—	15,009
Cash	7,968	—	13,792	—

Total	$94,028	$26,796	$131,049	$20,019

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(continued)

C.	Earnings Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share includes the incremental effect of stock options calculated using the treasury stock method. The chart below shows the calculation of basic and diluted earnings per share for the three and six month periods ended December 31, 2002 and December 31, 2001, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net income	$10,601	$5,995	$19,976	$12,570
Weighted average number of shares outstanding during the period	28,697	23,464	28,571	23,204
Dilutive effect of stock options after application of treasury stock method	798	873	828	775

Weighted average number of shares outstanding during the period	29,495	24,337	29,399	23,979

Basic earnings per share	$0.37	$0.26	$0.70	$0.54
Diluted earnings per share	$0.36	$0.25	$0.68	$0.52

D.	Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of $3,391,000 and $3,255,000 at December 31, 2002 and June 30, 2002, respectively. Accounts receivable are classified as follows;

(dollars in thousands)	December 31, 2002	June 30, 2002
Billed receivables
Billed receivables	$139,608	$120,354
Billable receivables at end of period	20,641	16,942

Total billed receivables	160,249	137,296
Unbilled receivables
Unbilled pending receipt of contractual documents authorizing billing	9,520	10,482
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	8,321	8,198

Total unbilled receivables	17,841	18,680

Total accounts receivable	$178,090	$155,976

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(continued)

E.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company’s operations and liquidity.

The Company has entered into a subcontract agreement with a vendor to purchase a number of direction finding units to be ordered in connection with the performance of one of the Company’s contracts over a four year period ending in FY2006. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available. Based upon that expectation, unit costs incurred to date have been recognized in “Other Direct Costs” at such lowest unit cost. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be approximately $350,000, which has not been recorded in the Company’s financial statements as of and for the period ended December 31, 2002.

F.	Income Taxes

On November 13, 1998, the Company acquired all of the common stock of QuesTech, Inc. At that time, net operating loss carryforwards were available to the Company, however, it was uncertain as to whether the Company would realize the benefits of the carryforwards in its future tax returns. As a result, a reserve for the entire amount of the carryforwards was established at the time of the acquisition. Management now believes that it is more likely than not that it will utilize the carryforwards prior to their expiration. Therefore, the Company has eliminated the entire reserve of $2.3 million, on a tax effected basis, against the deferred tax asset and has reduced goodwill by the same amount as of December 31, 2002.

G.	Acquisitions

On August 16, 2002 the Company acquired substantially all of the assets of the Government Solutions Division of Condor Technology Solutions, Inc. (“Condor”). The acquired Condor business complements the Company’s systems integration, knowledge management, data mining and purchasing systems solutions for federal clients. The total cash paid for Condor was $16 million. Approximately $10.3 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $1.2 million estimated fair value of net assets acquired and the $4.7 million value assigned to identifiable intangible assets. The Company is amortizing substantially all such intangible assets over a period of ten years. Condor contributed revenue of $6.7 million for the period from August 16, 2002 to December 31, 2002.

On October 16, 2002 the Company acquired all of the outstanding stock of Acton Burnell, Inc., an information technology company providing systems integration, knowledge management, manpower readiness and training, and financial systems solutions for the federal government. The total purchase price for Acton Burnell was $29.6 million, of which $26.6 million has been paid. Under the terms of the agreement the Company will pay the balance of $3.0 million plus interest at the first anniversary date of the acquisition. Approximately $15.5 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $7.9 million estimated fair value of net assets acquired and the $6.3 million value assigned to identifiable intangible assets. The Company is amortizing substantially all such intangible assets over a period of ten years. Acton Burnell, Inc., contributed revenue of $6.7 million for the period from October 16, 2002 to December 31, 2002.

The following unaudited proforma combined condensed statements of operations set forth the consolidated results of operations for the three months ended December 31, 2002 and 2001 as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to the acquisition. The unaudited proforma information does not purport to be indicative of the results that actually would have occurred if the combination had been in effect for the three and six month periods ended December 31, 2002 and December 31, 2001.

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(continued)

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in thousands, except per share amounts)	2002	2001	2002	2001
Revenue	$205,860	$174,144	$404,046	$332,019
Net income	10,701	7,002	20,908	14,883
Diluted earnings per share	$0.36	$0.29	$0.71	$0.62

H.	Business Segment Information

The Company reports financial data in two segments: domestic operations and international operations. Operating results for the segments are as follows:

(dollars in thousands)	Domestic	International	Other	Total

Quarter Ended December 31, 2002
Revenue from external customers	$193,660	$10,858	$(7)	$204,511
Pre-tax income (loss) from continuing operations	18,709	1,261	(3,007)	16,963

Quarter Ended December 31, 2001
Revenue from external customers	$152,366	$9,918	$45	$162,329
Pre-tax income (loss) from continuing operations	12,366	1,271	(1,859)	11,778

Six Months Ended December 31, 2002
Revenue from external customers	$371,295	$21,177	$17	$392,489
Pre-tax income (loss) from continuing operations	35,165	2,505	(5,703)	31,967

Six Months Ended December 31, 2001
Revenue from external customers	$288,169	$19,924	$51	$308,144
Pre-tax income (loss) from continuing operations	23,334	2,431	(3,139)	22,626

The “Other” column represents the elimination of intersegment revenue and corporate related items.

I.	Other Information

On December 19, 2002, the Company entered into a letter of intent to acquire the capital stock of a company that provides intelligence, information technology, training and logistics services in support of critical military and intelligence operations and homeland security initiatives for the Federal government. The closing of this acquisition is contingent upon the execution of a definitive agreement and the completion of due diligence satisfactory to the Company. Closing is contemplated late in the third quarter of FY2003.

On January 8, 2003, the Company paid in full the outstanding $25.0 million balance on its credit facility. The Company’s obligation related to its SWAP agreement officially ended on January 10, 2003.

On January 22, 2003, the Company entered into a letter of intent to acquire the capital stock of a company that provides engineering, design, development and evaluation of information technology and communication networks for intelligence and defense agencies of the U.S. Government. The closing of this acquisition is contingent upon the execution of a definitive agreement and the completion of due diligence satisfactory to the Company. Closing is contemplated late in the third quarter of FY2003.

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(continued)

J.	Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation). The Interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not believe it has entered into any guarantees that fall within the guidance of the Interpretation other than the subcontract agreement disclosed in Footnote E, Commitments and Contingencies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations For the Three Months Ended December 31, 2002 and 2001.

Revenue. The table below sets forth revenue by customer segment with related percentages of total revenue for the three months ended December 31, 2002 (FY2003) and December 31, 2001 (FY2002), respectively:

	Second Quarter				Second Quarter Change
(dollars in thousands)	FY2003		FY2002		$	%
Department of Defense	$129,979	63.5%	$105,856	65.2%	$24,123	22.8%
Federal Civilian Agencies	57,394	28.1%	42,023	25.9%	15,371	36.6%
Commercial	14,270	7.0%	12,686	7.8%	1,584	12.5%
State & Local Governments	2,868	1.4%	1,764	1.1%	1,104	62.6%

Total	$204,511	100.0%	$162,329	100%	$42,182	26.0%

Revenue. For the three months ended December 31, 2002, the Company’s total revenue increased by 26.0%, or $42.2 million, over the same period a year ago. Revenue growth in the second quarter resulted primarily from higher levels of systems integration, managed network services, engineering services, and knowledge management business from federal government customers.

Acquisitions made during the last twelve months accounted for $18.0 million of the revenue growth in the second quarter. On October 16, 2002, the Company acquired all of the outstanding capital stock of Acton Burnell, Inc. This acquisition accounted for $6.7 million of the revenue growth in the quarter. On August 16, 2002, the Company acquired substantially all of the assets of the Government Solutions Division of Condor Technology Solutions, Inc. This acquisition accounted for $4.8 million of the second quarter growth. On November 1, 2001, the Company purchased all of the outstanding capital stock of Digital Systems International Corporation (DSIC) which contributed $6.2 million towards revenue growth in the quarter. Other acquisitions accounted for the remaining growth of $0.3 million in the quarter.

Department of Defense (“DoD”) revenue increased 22.8%, or $24.1 million, for the three months ended December 31, 2002 as compared to the same period a year ago. Of this growth, $12.8 million was attributable to the previously mentioned acquisitions. The remaining growth came from the Company’s systems integration and engineering services business where we are providing C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) support to the DoD.

Revenue from Federal Civilian Agencies increased 36.6%, or $15.4 million, for the second quarter of FY2003 as compared to FY2002. Approximately 37.7% of Federal Civilian Agency revenue was derived from the Department of Justice (“DoJ”), for whom the Company provides litigation support services and maintains an automated debt management system. Revenue from DoJ was $21.6 million for the second quarter of FY2003, as compared to $18.8 million for the same period a year ago. The Acton Burnell acquisition contributed approximately $2.1 million of the total growth in civilian agency revenue for the second quarter. The Company also provided higher levels of key logistics, management and business improvement services to federal civilian agencies in the second quarter of FY2003.

Commercial revenue, which is primarily derived from the Company’s international operations, increased 12.5%, to $14.3 million during the second quarter of FY2003 as compared to $12.7 million during the same period a year ago. The Company continues to experience modest growth in its demographics business in the United Kingdom. This growth, however, has been offset by a continued weakness in the telecommunications industry in the United Kingdom, which has adversely impacted our consulting services. Most of the increase in revenue for the three months ended December 31, 2002 was derived from the domestic acquisition of Condor.

Revenue from State and Local Governments was $2.9 million for the second quarter of FY2003 as compared to $1.8 million over the same period a year ago. Revenue from State and Local Governments represents 1.4% of the Company’s total revenue. The Company’s continued and expanded focus on DoD and Federal Civilian Agency opportunities is resulting in a reduced emphasis on business with state and local governments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the quarters ended December 31, 2002 (FY2003) and December 31, 2001 (FY2002), respectively.

(dollars in thousands)	Dollar Amount Second Quarter		Percentage of Revenue Second Quarter		Second Quarter Change
	FY03	FY02	FY03	FY02	$	%
Revenue	$204,511	$162,329	100.0%	100.0%	$42,182	26.0%
Costs and expenses:
Direct costs	125,930	99,597	61.6	61.4	26,333	26.4
Indirect costs & selling expenses	58,859	47,270	28.8	29.1	11,589	24.5
Depreciation & amortization	2,922	3,110	1.4	1.9	(188)	(6.0)

Total operating expenses	187,711	149,977	91.8	92.4	37,734	25.2
Income from operations	16,800	12,352	8.2	7.6	4,448	36.0
Interest (income) expense, net	(163)	574	(0.1)	0.3	(737)	(128.4)

Earnings before income taxes	16,963	11,778	8.3	7.3	5,185	44.0
Income taxes	6,362	4,475	3.1	2.8	1,887	42.2

Income from Continued Operations	10,601	7,303	5.2	4.5	3,298	45.2
Discontinued operations
Loss from operations of discontinued Marketing Systems Group business	—	(58)	—	0.0	58	(100.0)
Loss on disposal of Marketing Systems Group	—	(1,250)	—	(0.8)	1,250	(100.0)

Net Income	$10,601	$5,995	5.2%	3.7%	$4,606	76.8%

Income from Operations. Operating income increased 36.0%, or $4.4 million, in FY2003 as compared to the same period a year ago. The increase in operating income was due to the continued expansion of the Company’s business base and relatively lower levels of indirect costs and selling expenses.

As a percentage of revenue, direct costs were 61.6% and 61.4% for the quarters ended December 31, 2002 and 2001, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry because they are incurred in response to specific client tasks, and vary from period to period. The largest component of direct costs, direct labor, was $61.0 million and $51.1 million for the second quarters of FY2003 and FY2002, respectively. The increase in direct labor was attributable to the internal growth in our federal government business, both in DoD and Federal Civilian Agencies, as well as from the Acton Burnell and Condor acquisitions. Other direct costs were $64.9 million and $48.5 million for the second quarters of FY2003 and FY2002, respectively. The increase in other direct costs was primarily the result of increased volume of tasking across most lines of business and the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid & proposal costs, indirect labor and other discretionary costs. Most of these are highly variable and have grown in dollar volume generally in proportion to the growth in revenue. As a percentage of revenue, indirect costs and selling expenses were 28.8% in the second quarter of FY2003 as compared to 29.1% over the same period a year ago.

Depreciation and amortization expense decreased by $0.2 million or 6.0% in the second quarter of FY2003 as compared to the same period a year ago. This slight decrease was due to accelerated software amortization that occurred during FY2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest costs decreased 128.4% or $0.7 million during the second three months FY2003 as compared to the same period a year ago. This decrease is attributable to the Company having $120.8 million of cash and equivalents and short term marketable securities on its balance sheet as of December 31, 2002 as compared to $14.0 million of cash and equivalents at the same date a year ago, which resulted in higher borrowings on its line of credit for FY2002. The Company’s cash and equivalents and short-term marketable securities accounted for over $0.6 million in interest income during the second quarter of FY2003. The significant increase in cash and marketable securities is due to $161.1 million of net proceeds raised in the Company’s secondary stock offering in March 2002.

The effective income tax rates for the second three months of FY2003 and FY2002 were 37.5% and 38.0%, respectively.

Results of Operations For the Six Months Ended December 31, 2002 and 2001.

Revenue. The table below sets forth revenues by customer with related percentages of total revenues for the six months ended December 31, 2002, (FY2003) and December 31, 2001 (FY2002), respectively:

	Year to Date				Year to Date Change
(dollars in thousands)	FY2003		FY2002		$’s	%
Department of Defense	$248,784	63.4%	$195,859	63.5%	$52,925	27.0%
Federal Civilian Agencies	110,650	28.2%	79,701	25.9%	30,949	38.8%
Commercial	26,860	6.8%	25,205	8.2%	1,655	6.6%
State & Local Governments	6,195	1.6%	7,379	2.4%	(1,184)	(16.0)%

Total	$392,489	100.0%	$308,144	100.0%	$84,345	27.4%

Revenue. For the six months ended December 31, 2002 the Company’s total revenue increased 27.4%, or $84.3 million, over the same period a year ago. Revenue growth for the first half of FY2003 was driven by increased demand from federal customers across all lines of business.

Acquisitions made during the last twelve months accounted for $36.4 million of the revenue growth for the year. The October 16, 2002 acquisition of Acton Burnell accounted for $6.7 million of the growth. The August 15, 2002 Condor acquisition accounted for $6.7 million of the growth. The November 11, 2001 acquisition of DSIC accounted for $22.5 million of incremental growth. Other acquisitions accounted for approximately $0.5 million of the growth during the year.

DoD revenue increased 27.0%, or $52.9 million, for the six months ended December 31, 2002 as compared to the same period a year ago. The aforementioned acquisitions accounted for over half of this growth, contributing $27.5 million in revenue. The Company also experienced increased demands from its existing client base, primarily for C4ISR work.

Revenue from Federal civilian agencies increased 38.8%, or $30.9 million, to $110.7 million for the first six months of FY2003 as compared to the first half of FY2002. Approximately 39.7% of Federal Civilian Agency revenue for the year was derived from DoJ, for whom the Company provides litigation support services and maintains an automated debt collection system. Revenue for DoJ was $44.0 million for the six months ended December 31, 2002 as compared to $36.6 million for the same period in FY2002. The overall increase in Federal Civilian Agency revenue was generated from the previously mentioned acquisitions, and increased demands from the Company’s existing customers including DoJ.

Commercial revenue, which is primarily derived from the Company’s operations based in the United Kingdom, increased by 6.6%, or $1.7 million, as compared to the year ago. The revenue produced in the United Kingdom has remained relatively flat due to the weakness in the international telecommunications industry. Most of the increase in commercial revenue for the six months ended December 31, 2002 was derived from the Condor acquisition.

Revenue from state and local governments decreased 16.0%, or $1.2 million, in FY2003 as compared to FY2002. Revenue from state and local governments represented 1.6% of the total Company revenue. The Company’s continued and expanded focus on DoD and Federal Civilian Agency opportunities is resulting in a reduced emphasis in state and local governments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table sets forth the relative percentage that certain items of expense and earnings bore to revenues for the six months ended December 31, 2002 and December 31, 2001, respectively.

	Year to Date				Year to Date Change
	FY03	FY02	FY03	FY02	$	%
Revenue	$392,489	$308,144	100.0%	100.0%	$84,345	27.4%
Costs and expenses:
Direct costs	240,611	188,087	61.3	61.1	52,524	27.9
Indirect costs & selling expenses	114,702	90,663	29.2	29.4	24,039	26.5
Depreciation & amortization	5,690	5,547	1.5	1.8	143	2.6

Total operating expenses	361,003	284,297	92.0	92.3	76,706	27.0
Income from operations	31,486	23,847	8.0	7.7	7,639	32.0
Interest (income) expense, net	(481)	1,221	(0.1)	0.4	(1,702)	(139.4)

Earnings before income taxes	31,967	22,626	8.1	7.3	9,341	41.3
Income taxes	11,991	8,597	3.0	2.7	3,394	39.5

Income from continuing operations	19,976	14,029	5.1	4.6	5,947	42.4
Discontinued operations
Loss from operations of discontinued Marketing Systems Group business	—	(209)	—	(0.1)	209	(100.0)
Loss on disposal of Marketing Systems Group	—	(1,250)	—	(0.4)	1,250	(100.0)

Net Income	$19,976	$12,570	5.1%	4.1%	$7,406	58.9%

Income from Operations

Operating income increased 32%, or $7.6 million, for the six months ended December 31, 2002 as compared to the same period a year ago. The increase in operating income for the first six months of FY2003 was primarily due to the continued expansion of the Company’s business base and relatively lower levels of indirect costs and selling expenses.

As a percentage of revenue, direct costs were 61.3% and 61.1% for the six months ended December 31, 2002 and 2001, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry because they are incurred in response to specific client tasks and may vary from period to period. The largest component of direct costs, direct labor, was $118.8 million and $96.8 million for the six months ended December 31, 2002 and 2001, respectively. The increase in direct labor was attributable to the internal growth in our federal government business, both in DoD and federal civilian agencies as well as from the DSIC, Acton Burnell and Condor acquisitions. Other direct costs were $121.8 million and $91.3 million for the first six months of FY2003 and FY2002, respectively. The increase in other direct costs occurred primarily due to increased volume of tasking across most lines of business and the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor and other discretionary costs. Most of these are highly variable and have grown in dollar volume generally in proportion to the growth in revenue. As a percentage of revenue, indirect costs and selling expenses were 29.2% during the first six months of FY2003 as compared to 29.4% over the same period a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization expense increased slightly, by 2.6% or by $0.1 million, for the six months ended December 31, 2002, as compared to the same period a year ago. The increase was due to both, acquired assets from Condor and Acton Burnell, as well as new expenditures for on-going business. This increase was partially offset by lower capitalized software amortization in FY2003.

Interest costs decreased 139.4%, or $1.7 million, for the six months ended December 31, 2002. This decrease is attributable to the Company having $120.8 million of cash and equivalents and short-term marketable securities on its balance sheet as of December 31, 2002, as compared to $14.0 million of cash and equivalents at the same date a year ago, which resulted in higher borrowings on its line of credit in FY2002. The cash and equivalents and short-term marketable securities accounted for over $1.4 million of interest income in FY2003. The significant increase in cash and marketable securities was due to $161.1 million of net proceeds raised in the Company’s secondary stock offering in March 2002.

The effective income tax rate for the first half of FY2003 was 37.5% versus 38.0% for the same period a year ago.

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs and support. Since March 2002, the proceeds from the Company’s offering of approximately 4.9 million shares of stock has been the Company’s principal source of liquidity and capital. Working capital was $221.2 million and $228.8 million as of December 31, 2002 and June 30, 2002, respectively. Working capital has remained strong since Spring 2002 due to the proceeds generated from the Company’s secondary stock offering. These proceeds have been and will be used in the Company’s on-going acquisition activities. Operating activities provided cash of $15.6 million and $12.9 million through the first half of FY2003 and FY2002, respectively. The increase in cash provided by operating activities was primarily attributable to the growth in earnings.

The Company used $56.5 million of cash in investing activities during the first six months of FY2003, as compared to $47.1 million a year ago. This increase of $9.4 million was primarily due to the Company’s $6.8 million net purchases of short-term marketable securities along with the increased acquisition activities.

The Company generated cash from financing activities of $3.1 million and $33.3 million for the six months ended December 31, 2002 and 2001, respectively. This $30.2 million decrease in cash from financing activities year over year is primarily due to the Company not borrowing under its line of credit in FY2003. The cash on hand provided adequate funding for operations and acquisition activities.

In anticipation of continuing its strategy of acquisitions and in order to secure lower interest rates, on February 4, 2002, the Company executed a five year unsecured revolving line of credit. The agreement permits borrowings of up to $185 million with annual sublimits on amounts borrowed for acquisitions. The Company also maintains a 500,000 pounds sterling, unsecured line of credit in London, England, which expires in December 2003. At December 31, 2002 the Company had no borrowings under this line of credit.

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

Since the filing of Registrant’s report indicated above, the parties have been engaged in discovery efforts. As a result of information gained during discovery, Registrant has amended its claim for damages and submitted such amended claim to the Contracting Officer for a decision. If the Contracting Officer denies the amended claim it will be joined with Registrant’s original claim for proceedings at the Armed Services Board. Trial of these joined claims would likely occur in the summer of 2003.

Item 4. Controls and Procedures

Within the 90 days prior to the filing date of this report, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Such controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act or otherwise is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

Item 5. Other Information

Forward Looking Statements

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and United Kingdom, (the UK economy is experiencing a downturn that affects the Company’s UK operations) including conditions that result from terrorist activities or war; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects, particularly in the event of a priority need for funds, such as homeland security, the war on terrorism or war with Iraq; congressional action on fiscal year 2003 appropriations bills; government contract procurement (such as bid protest, small business set asides, etc.) and termination risks; the results of the amended CACI International, Inc, ASBCA No. 53058, individual business decisions of our clients; the financial condition of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and competition to hire and retain employees; our ability

Item 5. Other Information (continued)

to complete and successfully integrate acquisitions appropriate to achievement of our strategic plans; our ability to complete performance of fixed price contracts within contract value; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) outsourcing of activities that traditionally have been performed by the government and (ii) competition for task orders under Government Wide Acquisition Contracts (“GWACS”) and/or schedule contracts with the General Services Administration; our own ability to achieve the objectives of near term or long range business plans; and other risks described in the Company’s Securities and Exchange Commission filings.

Item 6. Exhibits and Reports on Form 8-K

•	The Registrant filed a Current Report on Form 8-K on October 10, 2002 announcing that it had signed an agreement to acquire all of the outstanding capital stock of Acton Burnell, Inc., a privately held information technology company
•	The Registrant filed a Current Report on Form 8-K on October 22, 2002, announcing that it had completed its purchase of the outstanding capital stock of Acton Burnell, Inc., an information technology company providing systems integration, knowledge management, manpower readiness and training, and financial systems solutions for the federal government

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

	By:	/s/ Dr. J. P. London
Date: February 13, 2003		Dr. J. P. London Chairman of the Board, President Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Stephen L. Waechter
Date: February 13, 2003		Stephen L. Waechter Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ James D. Kuhn
Date: February 13, 2003		James D. Kuhn Senior Vice President and Corporate Controller (Principal Accounting Officer)

Section 302 Certification

I, Dr. J.P. London certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CACI International Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:
(a)	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;
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
(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Dr. J.P. London
Dr. J.P. London Chairman of the Board, President Chief Executive Officer and Director (Principal Executive Officer)

Section 906 Certification

In connection with the quarterly report on Form 10-Q of CACI International Inc (the “Company”) for the fiscal quarter ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), the undersigned Chairman of the Board, President and Chief Executive Officer of the Company certifies, to the best of his knowledge and belief pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 13, 2003	/s/ Dr. J.P. London
Dr. J.P. London Chairman of the Board, President Chief Executive Officer and Director (Principal Executive Officer)

Section 302 Certification

I, Stephen L. Waechter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CACI International Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:
(a)	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;
(b)	Evaluated the effectiveness of the Registrant’s disclosure controls ad procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
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
(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Stephen L. Waechter
Stephen L. Waechter Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Section 906 Certification

In connection with the quarterly report on Form 10-Q of CACI International Inc (the Company) for the fiscal quarter ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), the undersigned Executive Vice President, Chief Financial Officer and Treasurer of the Company certifies, to the best of his knowledge and belief pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 13, 2003	/s/ Stephen L. Waechter
Stephen L. Waechter Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)