Form 10-Q
period 2003-03-31
CACI INTERNATIONAL INC /DE/
filed 2003-05-15
CIK 16058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2003: CACI International Inc Common Stock, $0.10 par value, 28,722,146 shares.

CACI INTERNATIONAL INC AND SUBSIDIARIES

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenue	$222,016	$182,818
Costs and expenses
Direct costs	139,427	114,112
Indirect costs and selling expenses	61,696	51,053
Depreciation and amortization	3,040	3,088

Total operating expenses	204,163	168,253

Income from operations	17,853	14,565
Interest (income) expense	(477)	718

Income before income taxes	18,330	13,847
Income taxes	6,872	5,259

Net income	$11,458	$8,588

Basic earnings per share	$0.40	0.34

Average shares outstanding	28,718	25,141

Diluted earnings per share	$0.39	0.33

Average shares and equivalent shares outstanding	29,461	26,033

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Nine Months Ended March 31,
	2003	2002
Revenue	$614,505	$490,962
Costs and expenses
Direct costs	380,038	302,199
Indirect costs and selling expenses	176,398	141,716
Depreciation and amortization	8,730	8,635

Total operating expenses	565,166	452,550

Income from operations	49,339	38,412
Interest (income) expense	(958)	1,939

Income before income taxes	50,297	36,473
Income taxes	18,863	13,856

Income from continuing operations	31,434	22,617
Discontinued operations
Loss from operations from discontinued Marketing Systems Group (less applicable income tax benefit of $128)	—	(209)
Loss on disposal of Marketing Systems Group including provision of $284 for operating losses during phase-out period (less applicable income tax benefit of $766)	—	(1,250)

Net income	$31,434	$21,158

Basic earnings per share
Income from continuing operations	$1.10	$0.95
Loss from discontinued operations of Marketing Systems Group	—	(0.01)
Loss on disposal of Marketing Systems Group	—	(0.05)

Net Income	$1.10	$0.89

Average shares outstanding	28,620	23,850

Diluted earnings per share
Income from continuing operations	$1.07	$0.92
Loss from discontinued operations of Marketing Systems Group	—	(0.01)
Loss on disposal of Marketing Systems Group	—	(0.05)

Net income	$1.07	$0.86

Average shares and equivalent shares outstanding	29,420	24,663

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2003	June 30, 2002
ASSETS	(unaudited )
Current assets
Cash and equivalents	$92,659	$131,049
Marketable securities	15,265	20,019
Accounts receivable:
Billed	167,702	137,296
Unbilled	17,162	10,482

Total accounts receivable	184,864	147,778

Deferred income taxes	384	364
Deferred contract costs	2,517	1,949
Prepaid expenses and other	4,805	4,970

Total current assets	300,494	306,129

Property and equipment, net	15,362	14,973
Accounts receivable, long term	7,961	8,198
Goodwill	158,927	124,219
Other assets	17,513	15,168
Intangible assets	22,136	10,228
Deferred contract costs, long term	562	0
Deferred income taxes	0	1,749

Total assets	$522,955	$480,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$8,220	$8,667
Accounts payable	16,823	6,482
Other accrued expenses	29,284	20,448
Accrued compensation and benefits	38,456	33,644
Income taxes payable	4,549	4,648
Deferred income taxes	2,023	3,476

Total current liabilities	99,355	77,365

Notes payable, long-term	1,500	26,500
Deferred rent expenses	1,768	1,624
Deferred income taxes	1,611	125
Other long-term obligations	12,138	7,891
Shareholders’ equity
Common stock—$.10 par value, 40,000,000 shares authorized, 36,496,000 and 36,195,000 shares issued, respectively	3,650	3,620
Capital in excess of par	203,867	197,354
Retained earnings	221,197	189,763
Accumulated comprehensive loss	(1,009)	(2,561)
Treasury stock, at cost (7,774,000 and 7,772,000 shares respectively)	(21,122)	(21,017)

Total shareholders’ equity	406,583	367,159

Total liabilities & shareholders’ equity	$522,955	$480,664

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,434	$21,158
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	8,730	8,759
Provision (benefit) for deferred income taxes	1,796	(2,341)
Loss on disposal of Marketing Systems Group business	—	966
Changes in operating assets and liabilities
Increase in accounts receivable	(23,497)	(13,955)
Decrease in prepaid expenses and other assets	202	1,088
Increase in deferred contract costs	(1,130)	(692)
Increase (decrease) in accounts payable and accrued expenses	13,578	(10,333)
Increase in accrued compensation and benefits	3,559	978
Increase in other long-term obligations	4,204	2,484
Increase (decrease) in deferred rent expense	155	(10)
Increase in income taxes payable	2,944	4,549

Net cash provided by operating activities	41,975	12,651

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,341)	(5,416)
Purchase of businesses, net of cash acquired	(55,357)	(40,280)
Deferred compensation and other assets	(2,520)	(3,164)
Purchase of marketable securities	(10,256)	—
Proceeds from sale of marketable securities	15,009	—

Net cash used in investing activities	(59,465)	(48,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds under line-of-credit	—	319,372
Payments under line-of-credit	(25,000)	(343,260)
Proceeds from exercise of stock options	3,422	12,870
Proceeds from secondary stock offering	—	161,890
Purchase of common stock for treasury	(105)	(83)

Net cash (used in) provided by financing activities	(21,683)	150,789

Effect of other comprehensive income (loss)	783	(65)

Net (decrease) increase in cash and equivalents	(38,390)	114,515
Cash and equivalents, beginning of period	131,049	14,842

Cash and equivalents, end of period	$92,659	$129,357

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net	$13,774	$6,362

Interest (received) paid during the period, net	$(1,065)	$1,926

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income	$11,458	$8,588	$31,434	$21,158
Currency translation adjustment	(429)	(574)	1,256	402
Change in fair value of interest rate swap	48	147	296	(329)

Comprehensive income	$11,077	$8,161	$32,986	$21,231

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.	Basis of Presentation

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

B.	Cash and Equivalents and Marketable Securities

The Company considers all investments with an original maturity of three months or less on their trade date to be cash equivalents. The Company classifies investments with an original maturity of more than three months but less than twelve months on their trade date as short-term marketable securities. To date, marketable securities have been classified as available-for-sale and have been carried at fair value with unrealized gains and losses reported as a separate component of comprehensive income. The fair value of marketable securities was determined based on quoted market prices for those instruments at the reporting date. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends. To date, there have been no realized or unrealized gains or losses. The Company’s cash and equivalents and short-term marketable securities at March 31, 2003, and June 30, 2002, consisted of the following (cost approximated fair value):

(dollars in thousands)	2003 Cash and Equivalents	2003 Short-term Marketable Securities	2002 Cash and Equivalents	2002 Short-term Marketable Securities
Certificate of Deposit	$—	$5,118	$—	$5,010
Money Market Funds	76,579	—	117,257	—
Municipal Securities	—	10,147	—	15,009
Cash	16,080	—	13,792	—

Total	$92,659	$15,265	$131,049	$20,019

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

C.	Earnings Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. The chart below shows the calculation of basic and diluted earnings per share for the three and nine month periods ended March 31, 2003 and March 31, 2002, respectively:

(dollars in thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income	$11,458	$8,588	$31,434	$21,158
Weighted average number of basic shares outstanding during the period	28,718	25,141	28,620	23,850
Dilutive effect of stock options after application of treasury stock method	743	892	800	813

Weighted average number of diluted shares outstanding during the period	29,461	26,033	29,420	24,663

Basic earnings per share	$0.40	$0.34	$1.10	$0.89
Diluted earnings per share	$0.39	$0.33	$1.07	$0.86

D.	Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of $3,241,000 and $3,255,000 at March 31, 2003 and June 30, 2002, respectively. Accounts receivable are classified as follows:

(dollars in thousands)	March 31, 2003	June 30, 2002
Billed receivables
Billed receivables	$153,187	$120,354
Billable receivables at end of period	14,515	16,942

Total billed receivables	167,702	137,296
Unbilled receivables
Unbilled pending receipt of documents for billing	17,162	10,482
Unbilled retainages and fee withholds expected to be billed beyond the next 12 months	7,961	8,198

Total unbilled receivables	25,123	18,680

Total accounts receivable	$192,825	$155,976

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

E.	Intangible Assets

The gross carrying amounts and accumulated amortization of the Company’s acquired intangible assets as of March 31, 2003 and June 30, 2002, were as follows:

	March 31, 2003		June 30, 2002
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts and related customer relationships	$25,199	$3,466	$11,800	$1,828
Covenants not to compete	300	159	300	44
Other	300	38	—	—

Total	$25,799	$3,663	$12,100	$1,872

Intangible assets are being amortized over periods ranging from 24 to 120 months. Amortization expense for the nine months ended March 31, 2003 and fiscal year ended June 30, 2002 was approximately $1.8 million and $1.5 million, respectively. Future amortization expense related to intangible assets is expected to be $3.1 million, $2.9 million, $2.9 million, $2.6 million, $2.1 million for the fiscal years ended June 30, 2004, 2005, 2006, 2007, and 2008, respectively.

F.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company’s operations and liquidity.

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts over a four year period ending in fiscal year 2006. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available. Based upon that expectation, unit costs incurred to date have been recognized in “Other Direct Costs” at such lowest unit cost. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be approximately $350,000, which has not been recorded in the Company’s financial statements as of and for the period ended March 31, 2003.

G.	Income Taxes

On November 13, 1998, the Company acquired all of the common stock of QuesTech, Inc. At that time, net operating loss carryforwards were available to the Company, however, it was uncertain as to whether the Company would realize the benefits of the carryforwards in its future tax returns. As a result, a reserve for the entire amount of the carryforwards was established at the time of the acquisition. Management now believes that it is more likely than not that the Company will utilize the carryforwards prior to their expiration. Therefore, the Company eliminated the entire reserve of $2.3 million, on a tax effected basis, against the deferred tax asset and reduced goodwill by the same amount during the quarter ended December 31, 2002.

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

H.	Acquisitions

On August 16, 2002, the Company acquired substantially all of the assets of the Government Solutions Division of Condor Technology Solutions, Inc. (“Condor”). The acquired Condor business complements the Company’s systems integration, knowledge management, data mining and purchasing systems solutions for federal clients. The total cash paid for Condor was $16.2 million. Approximately $10.3 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $1.2 million estimated fair value of net assets acquired and the $4.7 million value assigned to identifiable intangible assets. The Company is amortizing substantially all such identifiable intangible assets over a period of ten years. Condor contributed revenue of $10.8 million for the period from August 16, 2002 to March 31, 2003.

On October 16, 2002, the Company acquired all of the outstanding capital stock of Acton Burnell, Inc., an information technology company providing systems integration, knowledge management, manpower readiness and training, and financial systems solutions for the federal government. The total purchase price for Acton Burnell was $29.7 million, of which $26.7 million has been paid. Under the terms of the agreement, the Company will pay the balance of $3.0 million plus interest at the first anniversary date of the acquisition. Approximately $17.9 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $7.9 million estimated fair value of net assets acquired and the $6.3 million value assigned to identifiable intangible assets. The Company is amortizing substantially all such identifiable intangible assets over a period of ten years. Acton Burnell, Inc., contributed revenue of $15.9 million for the period from October 16, 2002 to March 31, 2003.

On February 28, 2003, the Company purchased all of the outstanding capital stock of Applied Technology Solutions of Northern Virginia, Inc., (“ATS”), an information technology company serving clients in the national intelligence community. The total cash paid for ATS was $12.5 million. Approximately $8.9 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $1.4 million estimated fair value of net assets acquired and the $2.2 million value assigned to identifiable intangible assets. The Company is amortizing substantially all such identifiable intangible assets over a weighted average life of seven years. ATS contributed revenue of $0.7 million for the period from February 28, 2003 to March 31, 2003. The Company has made a 338(h)10 election related to the ATS acquisition, which allows the acquisition to be treated as an asset purchase for income tax purposes.

These FY2003 acquisitions resulted in an increase of approximately $37.1 million in the Company’s goodwill balance. This increase was offset by a $2.3 million decrease related to the write-off of the QuesTech, Inc. deferred tax asset, as discussed in Note G.

The following unaudited proforma combined condensed statements of operations set forth the consolidated results of operations for the three months ended March 31, 2003 and 2002 as if the above described acquisitions had occurred at the beginning of the period in which the acquisition occurred and the same period in the year prior to the acquisition. The unaudited proforma information does not purport to be indicative of the results that actually would have occurred if the combination had been in effect for the three and nine month periods ended March 31, 2003 and March 31, 2002.

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in thousands, except per share amounts)	2003	2002	2003	2002
Revenue	$223,450	$196,199	$631,616	$530,725
Net income	11,494	9,608	32,599	24,475
Diluted earnings per share	$0.39	$0.37	$1.11	$0.99

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

I.	Business Segment Information

The Company reports financial data in two segments: Domestic Operations and International Operations. Operating results for the segments are as follows:

(dollars in thousands)	Domestic Operations	International Operations	Other	Total
Quarter Ended March 31, 2003
Revenue from external customers	$212,484	$9,559	$(27)	$222,016
Pre-tax income (loss) from continuing operations	20,845	1,031	(3,546)	18,330
Quarter Ended March 31, 2002
Revenue from external customers	$172,611	$10,106	$101	$182,818
Pre-tax income (loss) from continuing operations	14,527	1,447	(2,127)	13,847
Nine Months Ended March 31, 2003
Revenue from external customers	$583,779	$30,736	$(10)	$614,505
Pre-tax income (loss) from continuing operations	56,010	3,536	(9,249)	50,297
Nine Months Ended March 31, 2002
Revenue from external customers	$460,781	$30,031	$150	$490,962
Pre-tax income (loss) from continuing operations	37,861	3,877	(5,265)	36,473

The “Other” column represents the elimination of intersegment revenue and corporate related items.

J.	Subsequent Events

On April 24, 2003, the Company announced that it has signed a definitive agreement to purchase substantially all of the assets of Premier Technology Group, Inc. (PTG). PTG headquartered in Fairfax, Virginia, provides professional services to clients in the Department of Defense and the intelligence community. The transaction is expected to close in the middle of May 2003.

K.	Recent Accounting Pronouncements

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Statement No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to Statement No. 123’s fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value of method of APB Opinion No. 25. Previous to Statement No. 148, the disclosure was required only in annual financial statements. We adopted this standard for the quarter ended March 31, 2003.

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

We are currently accounting for stock options using the intrinsic value method and are applying APB Opinion No. 25. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees in the three and nine months ended March 31, 2003 and March 31, 2002. If stock options granted during the three and nine months ended March 31, 2003 and March 31, 2002, had been accounted for based on their fair value as determined under Statement No. 123, the pro forma earnings would have been as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in thousands, except per share amounts)	2003	2002	2003	2002
Reported net income	$11,458	$8,588	$31,434	$21,158
Stock-based compensation costs that would have been included in the determination of reported net income, if the fair value method was applied to all awards, (net of tax)	(1,041)	(668)	(3,123)	(2,005)

Pro forma net income	$10,417	$7,920	$28,311	$19,153

Basic earnings per share:
Reported earnings per share	$0.40	$0.34	$1.10	$0.89
Compensation costs (net of tax)	(0.04)	(0.03)	(0.11)	(0.09)

Pro forma earnings per share	$0.36	$0.31	$0.99	$0.80

Diluted earnings per share:
Reported earnings per share	$0.39	$0.33	$1.07	$0.86
Compensation costs (net of tax)	(0.04)	(0.03)	(0.11)	(0.08)

Pro forma earnings per share	$0.35	$0.30	$0.96	$0.78

The weighted average fair value of options granted during the nine months ended March 31, 2003 and March 31, 2002 was $36.65 and $23.18, respectively. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. These pro forma results may not be indicative of the future results for the full fiscal year due to the potential grants vesting and other factors. The following significant assumptions were made in estimating fair value:

For the three and nine months ended March 31,	2003	2002
Risk-free interest rate	3.05% – 4.08%	3.66% – 4.87%
Expected life in years	5	5
Expected volatility	47.04% – 65.09%	37.94% – 53.25%
Expected dividends	—	—

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation)”. The Interpretation requires certain guarantees to be recorded at fair value, differing from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation’s disclosure requirements became effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not believe it has entered into any guarantees that fall within the guidance of the Interpretation other than the subcontract agreement disclosed in Footnote F. Commitments and Contingencies.

In November 2002, the Emerging Issues Task Force issued a final consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how and when to recognize revenues from arrangements requiring delivery of more that one product or service. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. To the extent that a deliverable is part of an arrangement that is within the scope of other existing higher-level authoritative literature, Issue 00-21 does not apply. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating Issue 00-21 to determine its effect, if any, on its results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations For the Three Months Ended March 31, 2003 and 2002.

Revenue. The table below sets forth revenue by customer with related percentages of total revenue for the three months ended March 31, 2003 (FY2003) and March 31, 2002 (FY2002), respectively:

	Third Quarter				Third Quarter Change
(dollars in thousands)	FY2003		FY2002		$	%
Department of Defense	$142,557	64.2%	$115,901	63.4%	$26,656	23.0%
Federal Civilian Agencies	63,218	28.5%	51,911	28.4%	11,307	21.8%
Commercial	12,526	5.6%	11,808	6.5%	718	6.1%
State & Local Governments	3,715	1.7%	3,198	1.7%	517	16.2%

Total	$222,016	100.0%	$182,818	100.0%	$39,198	21.4%

For the three months ended March 31, 2003, the Company’s total revenue increased by 21.4%, or $39.2 million, over the same period last year. Revenue growth in the quarter was due to continuing increased levels of work in all of the Company’s service offerings.

Acquisitions made during the last twelve months accounted for $14.1 million of the revenue growth in the quarter. On February 28, 2003 the Company acquired all of the outstanding stock of Applied Technology Solutions of Northern Virginia, Inc. (“ATS”). This acquisition accounted for $0.7 million of the revenue growth in the quarter. On October 16, 2002 the Company acquired all of the outstanding capital stock of Acton Burnell, Inc. (“Acton Burnell”). This acquisition accounted for $9.1 million of the revenue in the quarter. On August 16, 2002, the Company acquired substantially all of the assets of the Government Solutions Division of Condor Technology Solutions, Inc. (“Condor”). This acquisition accounted for $4.1 million of the third quarter growth. Other acquisitions accounted for $0.2 million of revenue during the quarter.

Department of Defense (“DoD”) revenue increased 23.0%, or $26.7 million, for the three months ended March 31, 2003, as compared to the same period a year ago. Of this growth, $4.5 million was attributable to the previously mentioned acquisitions. The remaining growth primarily came from the Company’s integration and engineering services business where we are providing C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) support to the DoD.

Revenue from Federal Civilian Agencies increased 21.8%, or $11.3 million for the third quarter of FY2003 as compared to FY2002. The above mentioned acquisitions accounted for most of this growth generating $8.8 million of revenue. Approximately 35.3% of Federal Civilian Agency revenue was derived from the Department of Justice (“DoJ”), for whom the Company provides litigation support services and maintains an automated debt management system. Revenue from DoJ was $22.3 million for the third quarter of FY2003 as compared to $26.5 for the same period a year ago. This decrease was primarily attributable to the result of a delay in training services to be provided on a contract with DoJ, for which the Company is a subcontractor. This decrease was partially offset by an increased demand from the Company’s existing customers including the Securities and Exchange Commission where we are providing support in its investigations of abuses of securities laws and regulations, a broad range of intelligence agencies and customs work.

Commercial revenue consisted of $9.5 million of revenue from our international operations in the United Kingdom and $3.0 million from domestic operations within the United States. Commercial revenue increased by 6.1% or $0.7 million over the same period a year ago. This increase was primarily from the acquisition of Condor within the domestic operations of the Company. The Company’s United Kingdom operation continues to suffer from the weakened economy in the United Kingdom, particularly as it affects the telecom industry.

Revenue from State and Local Governments was $3.7 million for the third quarter of FY2003 as compared to $3.2 million over the same period a year ago. Revenue from State and Local Governments represents 1.7% of the Company’s total revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the quarters ended March 31, 2003 and March 31, 2002, respectively:

	Third Quarter				Third Quarter Change
(dollars in thousands)	FY03	FY02	FY03	FY02	$	%
Revenue	$222,016	$182,818	100.0%	100.0%	$39,198	21.4%
Costs and expenses:
Direct costs	139,427	114,112	62.8	62.4	25,315	22.2
Indirect costs & selling expenses	61,696	51,053	27.8	27.9	10,643	20.8
Depreciation & amortization	3,040	3,088	1.4	1.7	(48)	(1.6)

Total operating expenses	204,163	168,253	92.0	92.0	35,910	21.3
Income from operations	17,853	14,565	8.0	8.0	3,288	22.6
Interest (income) expense	(477)	718	(0.2)	0.4	(1,195)	(166.4)

Earnings before income taxes	18,330	13,847	8.2	7.6	4,483	32.4
Income taxes	6,872	5,259	3.1	2.9	1,613	30.7

Net Income	$11,458	$8,588	5.1%	4.7%	$2,870	33.4%

Income from Operations. Operating income increased 22.6%, or $3.3 million, in FY2003, as compared to the same period a year ago. The increase in operating income was due to the continued expansion of the Company’s business base and lower levels of indirect costs and selling expenses and depreciation and amortization charges, which more than offset relatively higher direct costs.

As a percentage of revenue, direct costs were 62.8% and 62.4% for the quarters ended March 31, 2003 and 2002, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry because they are incurred in response to specific client tasks, and vary from period to period. The largest component of direct costs, direct labor, was $65.3 million and $56.6 million for the third quarters of FY2003 and FY2002, respectively. The increase in direct labor was attributable to an increase in our work for Federal Civilian Agencies, as well as from the FY2003 Acton Burnell, Condor and ATS acquisitions. Other direct costs were $74.1 million and $57.5 million for the third quarters of FY2003 and FY2002, respectively. The increase in other direct costs was primarily the result of increased subcontractor and equipment costs within the systems integration and engineering services lines of business and the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor and other discretionary costs. Most of these costs are highly variable and have grown in dollar volume generally in proportion to the growth in revenue. As a percentage of revenue, indirect costs and selling expenses were 27.8% in the third quarter of FY2003 as compared to 27.9% over the same period a year ago.

Depreciation and amortization expense decreased by $48,000 or 1.6% in the third quarter of FY2003, as compared to the same period a year ago.

Interest. Interest expense decreased 166.4% or $1.2 million during the third quarter of FY2003 as compared to the same period a year ago. This decrease was attributable to the Company having cash and equivalents and short-term marketable securities averaging in excess of $100 million during FY2003. This cash was generated from the Company’s secondary stock offering in March of FY2002 as well as from on-going operations. Prior to the offering in March of 2002, the Company funded its operations through borrowings from its line of credit. The Company’s cash and equivalents and short term marketable securities accounted for over $0.6 million of interest income during the third quarter of FY2003.

Tax. The effective income tax rates for the three months ended March 31, 2003 and 2002 were 37.5% and 38.0%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations For the Nine Months Ended March 31, 2003 and 2002.

Revenue. The table below sets forth revenue by customer with related percentages of total revenue for the nine months ended on March 31, 2003 (FY2003) and March 31, 2002 (FY2002), respectively:

	Year to Date				Year to Date Change
(dollars in thousands)	FY2003		FY2002		$	%
Department of Defense	$391,341	63.7%	$311,760	63.5%	$79,581	25.5%
Federal Civilian Agencies	173,868	28.3%	131,612	26.8%	42,256	32.1%
Commercial	39,386	6.4%	37,013	7.5%	2,373	6.4%
State & Local Governments	9,910	1.6%	10,577	2.2%	(667)	(6.3)%

Total	$614,505	100.0%	$490,962	100.0%	$123,543	25.2%

For the nine months ended March 31, 2003, the Company’s total revenue increased 25.2%, or $123.5 million, over the same period a year ago, driven primarily by increased levels of work in most of the Company’s service offerings.

Acquisitions made during the last twelve months accounted for $41.3 million of the revenue growth for the nine months ended March 31, 2003. The February 28, 2003 acquisition of ATS accounted for $0.7 million of the growth. The October 16, 2002 acquisition of Acton Burnell accounted for $15.9 million of the growth. The August 15, 2002 Condor acquisition accounted for $10.8 million of the growth. The prior year acquisition of DSIC accounted for $13.3 million of the incremental growth during the current fiscal year. Other acquisitions made in the prior fiscal year accounted for approximately $0.6 million of the incremental growth.

DoD revenue increased 25.5%, or $79.6 million, for the nine months ended March 31, 2003 as compared to the same period a year ago, driven primarily by increased demand for the Company’s C4ISR work within its system integration and engineering services offerings. The aforementioned acquisitions accounted for about one third of this growth, contributing $24.8 million in revenue.

Revenue from Federal Civilian Agencies increased 32.1%, or $42.3 million for the first nine months of FY2003 as compared to the same period of FY2002. Approximately 37.8% of Federal Civilian Agency revenue for the year was derived from DoJ, for whom the Company provides litigation support services and maintains an automated debt management system. Revenue for DoJ was $65.7 million for the nine months ended March 31, 2003 as compared to $63.2 million for the same period in FY2002. The overall increase in Federal Civilian Agency revenue was generated from the previously mentioned acquisitions and increased demand from the Company’s existing customers including the Securities and Exchange Commission where we are providing support in its investigations of abuses of securities laws and regulations, a broad range of intelligence agencies and customs work.

Commercial revenue is derived from international operations within the United Kingdom and domestic operations within the United States. The United Kingdom accounted for 78.0% or $30.7 million of the total Commercial revenue while the United States accounted for 22.0% or $8.7 million. Commercial revenue increased by 6.4%, or $2.4 million in FY2003 as compared to the same period a year ago. The majority of this growth was within the domestic operations of the Company and was due primarily to the Condor acquisition. The revenue produced in the United Kingdom has remained relatively flat due to the continued weakness in the telecom and commercial IT services industries.

Revenue from State and Local Governments decreased slightly by 6.3%, or $0.7 million for the nine months ended March 31, 2003 as compared to the same period a year ago. Revenue from State and Local Governments represents 1.6% of the Company’s total revenue. The Company’s continued and expanded focus on DoD and Federal Civilian Agency opportunities has resulted in a reduced emphasis in State and Local Governments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the nine months ended March 31, 2003 and March 31, 2002, respectively:

	Year to Date				Year to Date Change
(dollars in thousands)	FY03	FY02	FY03	FY02	$	%
Revenue	$614,505	$490,962	100.0%	100.0%	$123,543	25.2%
Costs and expenses:
Direct costs	380,038	302,199	61.9	61.5	77,839	25.8
Indirect costs & selling expenses	176,398	141,716	28.7	28.9	34,682	24.5
Depreciation & amortization	8,730	8,635	1.4	1.8	95	1.1

Total operating expenses	565,166	452,550	92.0	92.2	112,616	24.9
Income from operations	49,339	38,412	8.0	7.8	10,927	28.4
Interest (income) expense	(958)	1,939	(0.2)	0.4	(2,897)	(149.4)

Earnings before income taxes	50,297	36,473	8.2	7.4	13,824	37.9
Income taxes	18,863	13,856	3.1	2.8	5,007	36.1

Income from continuing operations	31,434	22,617	5.1	4.6	8,817	39.0
Discontinued operations
Loss from operations of discontinued Marketing Systems Group business	—	(209)	—	0.0	209	(100.0)
Loss on disposal of Marketing Systems Group	—	(1,250)	—	(0.3)	1,250	(100.0)

Net Income	$31,434	$21,158	5.1%	4.3%	$10,276	48.6%

Income from Operations. Operating income increased 28.4%, or $10.9 million for the nine months ended March 31, 2003 as compared to the same period a year ago. The increase in operating income for the first nine months of FY2003 was due primarily to the continued expansion of the Company’s business base and relatively lower indirect costs and selling expenses and depreciation and amortization charges.

As a percentage of revenue, direct costs were 61.9% and 61.5% for the nine months ended March 31, 2003 and 2002 respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry because they are incurred in response to specific client tasks and may vary from period to period. The largest component of direct costs, direct labor, was $184.1 million and $153.4 million, for the nine months ended March 31, 2003 and 2002, respectively. The increase in direct labor was attributable to the internal growth in our Federal Government business as well as from the ATS, Acton Burnell, Condor and DSIC acquisitions. Other direct costs were $195.9 million and $148.8 million for the first nine months of FY2003 and FY2002, respectively. The increase in other direct costs was primarily the result of increased subcontractor and equipment costs within the systems integration and engineering services offerings and the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor and other discretionary costs. Most of these costs are highly variable and have grown in dollar amount generally in proportion to the growth in revenue. As a percentage of revenue, indirect costs and selling expenses were 28.7% during the first nine months of FY2003 as compared to 28.9% over the same period a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization expense increased slightly by 1.1%, or by $0.1 million, for the nine months ended March 31, 2003, as compared to the same period a year ago. This increase was attributable to both assets acquired from Applied Technology Solutions, Condor and Acton Burnell, as well as new capital expenditures to support on-going business. This increase was partially offset by lower capitalized software amortization in FY2003.

Interest. Interest expense decreased by 149.4% or $2.9 million for the nine months ended March 31, 2003 as compared to the same period a year ago. This decrease is attributable to the Company having cash and equivalents and short-term marketable securities averaging in excess of $100 million during FY2003. The cash was generated from the Company’s secondary stock offering in March 2002. Prior to this offering, the Company funded its operations with borrowings from its line of credit in FY2002. The cash and equivalent and short-term marketable securities accounted for over $2.0 million of interest income in FY2003.

Tax. The effective income tax rate for the first nine months of FY2003 was 37.5% versus 38.0% for the same period a year ago.

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Since March 2002, the proceeds from the Company’s offering of approximately 4.9 million shares of stock have been the Company’s principal source of liquidity and capital. Working capital was $201.1 million and $228.8 million as of March 31, 2003 and June 30, 2002, respectively. Working capital has remained strong since 2002 due to the proceeds generated from the Company’s secondary stock offering. These proceeds have and will continue to be used in the Company’s on-going acquisition activities. Operating activities provided cash of $42.0 million and $12.7 million through the first nine months of FY2003 and FY2002, respectively. The increase in cash provided by operating activities is attributed primarily to the growth in earnings.

The Company used $59.5 million of cash in investing activities during the first nine months of FY2003, as compared to $48.9 million a year ago. This increase was primarily due to the Company’s on-going acquisition activities offset slightly by the sale of certain marketable securities.

During the nine months ended March 31, 2003, the Company used cash from its financing activities of $21.7 million versus providing cash of $150.8 million over the same period a year ago. During FY2003, the Company used $25.0 million in cash to repay borrowings under its line of credit. This was offset partially by $3.4 million of cash proceeds from the exercise of stock options. In FY2002, the primary source of cash provided by financing activities was the proceeds realized from the secondary stock offering in March 2002.

In anticipation of continuing its strategy of acquisitions and in order to secure lower interest rates, on February 4, 2002, the Company executed a five year unsecured revolving line of credit. The agreement permits borrowings of up to $185 million with an annual sublimit of $75 million per year on amounts borrowed for acquisitions. The applicable interest rate is based on LIBOR plus a margin. In addition, the Company pays a fee on the unused portion of the facility. The margin rate and unused portion fee are determined quarterly based on leverage, net worth and fixed charge average ratios. In addition, the Company’s bank agreement has covenants that maintain limits on those same ratios. The Company is currently in compliance with those covenants. The Company also maintains a 500,000 pounds sterling, unsecured line of credit in London, England which expires in December 2003. As of March 31, 2003, the Company had no borrowings under either of these lines of credit.

The Company believes that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources for the foreseeable future.

PART II

OTHER INFORMATION

Item 3. Legal Proceedings

Appeal of CACI International Inc, ASBCA No.53058

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002, for the most recently filed information concerning the appeal filed on September 27, 2000, with the Armed Services Board of Contract Appeals (“ASBCA”) challenging the Defense Information Systems Agency’s (“DISA”) denial of its claim for breach of contract damages. The Registrant’s appeal seeks damages arising from DISA’s breach of license agreement pursuant to which the Department of Defense agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by Registrant’s wholly-owned subsidiary, CACI, INC.-FEDERAL, for the period from September 2, 1994 through April 22, 1998. By decision of March 22, 2001, in the companion case of GAP Instrument Corporation, ASBCA No.51658 (2001), the ASBCA held that the Government’s failure to conduct all electronic data interchanges exclusively through certified value-added networks constituted a breach of contract. As a result, Registrant will pursue collection of its damages, which are substantial and which could have a material impact on the Company’s earnings.

Since the filing of Registrant’s report indicated above, the parties have been engaged in discovery efforts. Registrant’s amended claim for damages was submitted to the Contracting Officer, who denied the claim. The amended claim has now been joined with Registrant’s original claim for proceedings at the Armed Services Board of Contract Appeals. Trial of these joined claims is likely to occur in the summer of 2003.

CACI Dynamic Systems, Inc. v Delphinus Engineering, Inc., et al

On October 1, 2002, Registrant’s subsidiary, CACI Dynamic Systems, Inc. (CACI), filed suit in the United States District Court for the Eastern District of Virginia against Delphinus Engineering, Inc., V. Allen Spicer, and James R. Everett seeking damages and attorney’s fees arising from the defendant’s efforts to move business from CACI to Delphinus. The parties have completed discovery and trail of the matters involving Delphinus and Everett is scheduled for July 21, 2003. CACI’s claims against V. Allen Spicer will be litigated in an arbitration proceeding in South Carolina. No date has been set for such arbitration.

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

Item 5. Other Information

Forward Looking Statements

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and United Kingdom, (the UK economy is experiencing a downturn that affects the Company’s UK operations) including conditions that result from terrorist activities or war; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects, particularly in the event of a priority need for funds, such as homeland security, the war on terrorism or rebuilding Iraq; government contract procurement (such as bid protest, small business set asides, etc.) and termination risks; the results of the amended claim of CACI International Inc, ASBCA No. 53058 and the Delphinus litigation, individual business decisions of our clients; the financial condition of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and competition to hire and retain employees; our ability to complete and successfully integrate acquisitions appropriate to achievement of our strategic plans; our ability to complete performance of fixed price contracts within contract value; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) outsourcing of activities that traditionally have been performed by the government and (ii) competition for task orders under Government Wide Acquisition Contracts (“GWACS”) and/or schedule contracts with the General Services Administration; our own ability to achieve the objectives of near term or long range business plans; and other risks described in the Company’s Securities and Exchange Commission filings.

Item 6. Exhibits and Reports on Form 8-K

•	The Registrant filed a Current Report on Form 8-K on February 4, 2003 releasing its financial results for the second quarter and first half of fiscal year 2003.

•	The Registrant filed a Current Report on Form 8-K on March 3, 2003 announcing that it had completed its purchase of the outstanding capital stock of Applied Technology Solutions of Northern Virginia, Inc., an information technology company providing services to clients in the national intelligence community.

•	The Registrant filed a Current Report on Form 8-K on April 24, 2003 releasing its financial results for the third quarter and first nine months of the fiscal year 2003.

•	The Registrant filed a Current Report on Form 8-K on April 24, 2003 announced that it had signed an agreement to purchase substantially all assets of Premier Technology Group, Inc., (“PTG”), a privately held information technology company.

Exhibit 99.1

Item 99.    Certifications

Section 906 Certification

In connection with the quarterly report on Form 10-Q of CACI International Inc (the “Company”) for the fiscal quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), the undersigned Chairman of the Board, President and Chief Executive Officer of the Company certifies, to the best of his knowledge and belief pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. A signed original of the written statement required by Section 906 has been provided to CACI International Inc and will be retained by CACI International Inc and furnished to the Securities and Exchange Commission or its staff upon request.

Date: May 15, 2003	/s/ Dr. J.P. London
Dr. J.P. London Chairman of the Board, President Chief Executive Officer and Director (Principal Executive Officer)

Exhibit 99.2

Section 906 Certification

In connection with the quarterly report on Form 10-Q of CACI International Inc (the Company) for the fiscal quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), the undersigned Executive Vice President, Chief Financial Officer and Treasurer of the Company certifies, to the best of his knowledge and belief pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. A signed original of the written statement required by Section 906 has been provided to CACI International Inc and will be retained by CACI International Inc and furnished to the Securities and Exchange Commission or its staff upon request.

Date: May 15, 2003	/s/ Stephen L. Waechter
Stephen L. Waechter Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI INTERNATIONAL INC Registrant

	By:	/s/ DR. J.P. LONDON
Dr. J. P. London
Date: May 15, 2003		Chairman of the Board, President Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ STEPHEN L. WAECHTER
Stephen L. Waechter
Date: May 15, 2003		Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ JAMES D. KUHN
James D. Kuhn
Date: May 15, 2003		Senior Vice President and Corporate Controller (Principal Accounting Officer)

Section 302 Certification

I, Dr. J.P. London certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CACI International Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ DR. J.P. LONDON
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ STEPHEN L. WAECHTER
Stephen L. Waechter
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)