Form 10-K
period 2003-06-30
CACI INTERNATIONAL INC /DE/
filed 2003-09-29
CIK 16058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 2003, was approximately $1,259,656,000.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of August 31, 2003: CACI International Inc Common Stock, $.10 par value, 28,782,141 shares.

Documents Incorporated by Reference

(1)  The information relating to directors and officers contained in the proxy statement of the Registrant to be filed in connection with its 2003 Annual Meeting of Stockholders is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K.

BUSINESS INFORMATION

Unless the context indicates otherwise, the terms “the Company” and “CACI” as used in Parts I and II, include both CACI International Inc and its subsidiaries. The term “the Registrant”, as used in Parts I and II, refers to CACI International Inc only.

PART I

Item 1.    Business

Background

CACI International Inc (the “Registrant”) was organized as a Delaware corporation under the name of “CACI WORLDWIDE, INC.” on October 8, 1985. By a merger effected on June 2, 1986, the Registrant became the parent of CACI, Inc., a Delaware corporation, and CACI N.V., a Netherlands corporation. Effective April 16, 2001, CACI, Inc. was merged into its wholly-owned subsidiary, CACI, INC.-FEDERAL, such that Registrant is now the corporate parent of CACI, INC.-FEDERAL, a Delaware corporation, and CACI N.V., a Netherlands corporation.

The Registrant is a holding company and its operations are conducted through subsidiaries, which are located in the U.S. and Europe.

Overview

CACI founded its business in 1962 in simulation technology, and has strategically diversified within the information technology (“IT”) and communications industries. With fiscal year 2003 (“FY2003”) revenue of $843.1 million, CACI serves clients in the government and commercial markets, primarily throughout North America and the United Kingdom. The Company delivers IT and communications solutions to clients through four areas of expertise or service offerings: systems integration, managed network services, knowledge management and engineering services. Through these service offerings, the Company provides comprehensive, practical IT and communications solutions by adapting emerging technologies and continually evolving legacy strengths in such areas as information assurance and security, reengineering, logistics and engineering support, automated debt management systems and services, litigation support systems and services, product data management, software development and reuse, voice, data and video communications, simulation and planning, financial and human resource systems and geo-demographic and customer data analysis. As a result of these broad capabilities, many of the Company’s client relationships have existed for five years or more.

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

The Company’s primary markets—both domestic and international—are agencies of national governments, and major corporations. The demand for CACI’s services in large measure is created by the increasingly complex network, systems and information environment in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity and, ultimately, performance.

At June 30, 2003, CACI employed approximately 6,300 people. This total includes approximately 516 part time employees. The Company currently operates from its headquarters at Three Ballston Plaza, 1100 North Glebe Road in Arlington, Virginia. CACI has operating offices and facilities in over 85 other locations throughout the United States and Western Europe.

Item 1.    Business (continued)

Domestic Operations

CACI’s domestic operations are conducted through a number of subsidiaries, and account for all of the domestic revenue generated by the Company. Some of the contracts performed by our domestic operations segment involve assignment of employees to international locations. The Company provides IT and communications solutions to its Federal, Commercial and State and Local clients through all four of its major service offerings: systems integration, managed network services, knowledge management and engineering services. Generally, the solutions offered by our domestic operations are applied by clients to improve their organizational performance by enhancing system infrastructures.

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

International Operations

CACI’s international operations are conducted primarily through the Company’s major operating subsidiary in Europe, CACI Limited, and account for all revenue generated from international clients and almost 80 percent of the Company’s commercial revenue. CACI Limited is headquartered in London, England, and operates primarily in support of the Company’s systems integration line of business.

The Company’s international systems integration offerings focus primarily on planning, designing, implementing and managing solutions that resolve specific technical or business needs for commercial clients in

Item 1.    Business (continued)

the telecommunications, financial services, healthcare services and transportation industries. The international operations also concentrate on combining data and technology in software products and services that provide strategic information on customers, buying patterns and market trends for clients who are engaged in retail sales of consumer products, direct marketing campaigns, franchise or branch site location projects, and similar endeavors.

Major Markets and Significant Activities

CACI operates in a highly competitive industry that includes many firms, some of which are larger in size and have greater financial resources. The Company obtains much of its business on the basis of proposals submitted in response to requests from potential and current customers, who may also receive proposals from other firms. Additionally, the Company faces indirect competition from certain government agencies that perform services for themselves similar to those marketed by CACI. The Company knows of no single competitor that is dominant in its fields of technology. The Company has a relatively small share of the available worldwide market for its products and services and intends to achieve growth in part through increasing market share.

Although the Company is a supplier of proprietary computer-based simulation technology products and marketing systems products in both domestic and international operations, CACI is not primarily focused on being a software product developer-distributor (see discussion following on Patents, Trademarks, Trade Secrets and Licenses).

CACI offers substantially all of its entire range of information systems, technical and communications services and proprietary products to defense and civilian agencies of the U.S. Government. In order to do so, the Company must maintain expert knowledge of agency policies and operations. The Company’s work for U.S. Government agencies may combine a wide range of skills drawn from its major service offerings, including information systems design, development and maintenance, systems engineering, telecommunications, logistics sciences, information assurance and security, military systems engineering, simulation, automated document management, litigation support and debt management. The Company occasionally contracts through both its domestic and international operations to supply services and/or products for governments of other nations.

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

The Company has the capability to combine comprehensive knowledge of client challenges with significant expertise in the design, integration, development and implementation of advanced information technology and communications solutions. This capability provides CACI with opportunities either to compete directly for, or to support other bidders in competition for multi-million dollar and multi-year award contracts from the U.S. Government.

CACI has strategic business relationships with many companies associated with the information technology industry. These strategic partners have business objectives compatible with those of the Company, and offer products and services that complement CACI’s. The Company intends to continue development of these kinds of relationships wherever they support its growth objectives.

Marketing and new business development for the Company are conducted by virtually all officers and managers of the Company, including the Chief Executive Officer, executive officers, vice presidents, and division managers. The Company employs marketing professionals who identify and qualify major contract opportunities, primarily in the federal government market. The Company’s proprietary software and marketing systems are sold primarily by full time sales people. The Company also has established agreements for the resale of certain third party software and data products.

Item 1.    Business (continued)

Much of the Company’s business is won through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment. With respect to bids for government work, however, in most cases the client specifies the terms and conditions and form of contract. In situations where the client-imposed contract type and/or terms appear to expose the Company to inappropriate risk, the Company may seek alternate arrangements or opt not to bid for the work. Essentially all contracts with the United States Government, and many contracts with other government entities, permit the government client to terminate the contract at any time for the convenience of the government or for default by the contractor. Although the Company operates under the risk that such terminations may occur and have a material impact on operations, throughout the Company’s 40+ years in business such terminations have been rare and, generally, have not materially affected operations. As with other government contractors, the Company’s business is subject to government client funding decisions and actions that are beyond its control. CACI’s contracts and subcontracts are composed of a wide range of contract types, including firm fixed-priced, cost reimbursement, time-and-materials, indefinite delivery/indefinite quantity (“IDIQ”) and government wide acquisition contracts (known as “GWACS”) such as General Services Administration (“GSA”) schedule contracts. By Company policy, fixed-price contracts require the approval of at least two senior officers of the Company.

At any one time, the Company may have more than a thousand separate active contracts and/or task orders. In 2003, the ten top revenue-producing contracts accounted for 52.3% of CACI’s revenue, or $440.6 million. One contract for technical engineering fabrication and operations support for the United States Army accounted for 10.2% of total 2003 Company revenue.

In 2003, 92.2% of CACI’s revenue came from U.S. Government prime or subcontracts. Of CACI’s total revenue, 63.6% of the Company’s revenue came from U.S. Department of Defense (“DoD”) contracts, 11.2% from contracts with Department of Justice (“DoJ”), and 17.4% from other civilian agency government clients. The remaining 7.8% of revenue came from commercial business, both domestic and international, and state and local contracts.

Although the Company is continuously working to diversify its client base, it will continue to aggressively seek additional work from the DoD. In 2003, DoD revenue grew by 23.6%, or $102.3 million. Internal growth accounted for approximately 65% of the increase in DoD revenue. The acquisitions of Digital Systems International Corporation (“DSIC”) in November 2001, the Government Solutions Division of Condor Technology Solutions, Inc. (“Condor”) in August 2002, Acton Burnell, Inc. in October 2002 and Premier Technology Group, Inc. (“PTG”) in May 2003, accounted for approximately the remaining 35% of the DoD revenue growth.

During the past three fiscal years, the Company examined a number of opportunities and completed multiple acquisitions. On August 16, 2002, the Company acquired substantially all of the assets of the Government Solutions Divisions of Condor for $16.2 million. The acquired Condor business complements the Company’s systems integration, knowledge management, data mining and purchasing systems solutions for federal clients. On October 16, 2002, the Company acquired all of the outstanding capital stock of Acton Burnell, Inc., for $29.7 million, of which $26.7 million has been paid. The remaining $3.0 million plus interest, will be paid on the first anniversary date of the acquisition. Acton Burnell is an information technology company that provides systems integration, knowledge management, manpower readiness and training, and financial systems solutions for the federal government. On February 28, 2003, the Company purchased all of the outstanding capital stock of Applied Technology Solutions of Northern Virginia, Inc. (“ATS”) for $13.1 million. ATS is an information technology company serving clients in the national intelligence community. On May 15, 2003, the Company acquired substantially all of the assets of Premier Technology Group, Inc., (“PTG”) for $49.0 million of which $45.6 million has been paid. The balance of $3.4 million will be paid in the form of earn out payments tied to the continuation of existing business. PTG provides professional services to clients in the DoD and the intelligence community. On June 6, 2003, the Company acquired all of the outstanding capital stock of Rochester Information

Item 1.    Business (continued)

Systems, Ltd. (“RISys”), an United Kingdom company, for $2.9 million of which $2.0 million has been paid. Under the terms of the agreement, the Company will pay the balance of the consideration provided that certain agreed performance targets are met over the next 24 months. RISys specializes in the development and implementation of enterprise information solutions for the UK Public Sector, especially Health, Education and Local Governments.

On November 1, 2001, the Company purchased all of the outstanding capital stock of DSIC for $47.0 million. The acquisition was financed through the Company’s existing credit facility. The acquired business implements enterprise resource planning (“ERP”) systems, including large-scale financial and human resource systems, and e-procurement applications; develops client/server and web-enabled applications; operates an enterprise networking and information assurance practice; solves complex business problems with a recognized process modeling and simulation methodology; and provides acquisition/program management consulting services, primarily to the U.S. Government.

On December 2, 2000, the Company purchased the federal services business and related assets of N.E.T. Federal, Inc. (“Federal Services Business”) for $25 million in cash plus an additional $2.0 million paid within one year after the purchase. Based on achievement of certain milestones, payments aggregating to $11.5 million of additional consideration were made through June 30, 2003; and an additional payment of up to $1.5 million may be made in FY2004 based upon achievement of other milestones. The acquired business increases the Company’s capabilities in managed network services, fits the Company’s plan for growth in the federal market and complements current offerings to federal and commercial clients.

On October 6, 2000, the Company acquired the contracts and selected assets of the Special Projects Division (“Special Projects Business”) of Radian International, LLC (“Radian”), a subsidiary of URS Corporation, for $1.3 million. The Special Projects Business provides services to the intelligence community, which complements the Company’s growing base of business for that market.

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

Item 1.    Business (continued)

programs. Fringe benefits are generally consistent across the Company’s subsidiaries, and include paid vacations and holidays, medical, dental and life insurance, tuition reimbursement for job-related education and training, and other benefits under various retirement savings and stock purchase plans.

The Company has published policies that set high standards for the conduct of its business. It requires all of its employees, consultants, officers, and directors annually to execute and affirm a code of ethics applicable to their activities.

Patents, Trademarks, Trade Secrets and Licenses

The Company owns one patent in the United States and one patent in Canada. While the Company believes its patents are valid, it does not consider that its business is dependent on patent protection in any material way. CACI claims copyright, trademark and other proprietary rights in a variety of intellectual property, including each of its proprietary computer software and data products and the related documentation. The Company presently owns approximately 23 registered trademarks and service marks in the U.S. and 53 registered trademarks and service marks in other countries, primarily the U.K. All of the Company’s registered trademarks and service marks may be renewed indefinitely. In addition, the Company asserts copyrights in essentially all of its electronic and hard copy publications, its proprietary software and data products and in software produced at the expense of the U.S. Government, which rights can be maintained for up to 75 years. Because most of the Company’s business involves providing services to government entities, the Company’s operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although its operations make use of such protections and benefit from them as discriminators in competition. CACI is also a party to agreements that give it the right to distribute computer software, data and other products owned by other companies, and to receive income from such distribution. As a systems integrator, it is important that the Company maintain access to software, data and products supplied by such third parties, but the Company generally has experienced little difficulty in doing so. The durations of such agreements vary according to the terms of the agreements themselves.

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

Backlog

The Company’s backlog as of June 30, 2003 was $2.5 billion, of which $469 million was funded for orders believed to be firm. Total backlog as of June 30, 2002 was $1.9 billion, of which $385 million was for funded orders. The source of backlog is primarily contracts with the U.S. Government. It is presently anticipated, based on current revenue projections, the majority of the funded backlog will be filled during the fiscal year ending June 30, 2004.

Business Segments, Foreign Operations, and Major Customer

The business segment, foreign operations and major customer information is provided in the Company’s Consolidated Financial Statements contained in this Report. In particular, see Note 12, Business Segment Information, in the Notes to Consolidated Financial Statements.

Item 1.    Business (continued)

Revenue By Contract Type

The following information is provided on the amounts of revenue attributable to firm fixed-price contracts (including proprietary software product sales), time-and-materials contracts, and cost reimbursable contracts of the Company during each of the last three fiscal years:

	(dollars in thousands)
Fiscal Year Ended June 30,	Firm Fixed-Price	%	Time-and- Materials	%	Cost Reimbursable	%	Total
2003	$157,759	18.7%	$543,857	64.5%	$141,522	16.8%	$843,138
2002	$132,697	19.5%	$418,438	61.3%	$130,807	19.2%	$681,942
2001	$107,634	19.3%	$332,955	59.7%	$117,301	21.0%	$557,890

Item 2.    Properties

As of June 30, 2003, CACI leased office space at 81 U.S. locations containing an aggregate of approximately 1,173,255 square feet located in 24 states and the District of Columbia. In two countries outside the U.S., CACI leased five offices containing an aggregate of about 23,000 square feet. CACI’s leases expire primarily within the next four years, with the exception of four leases in Northern Virginia, which will expire within the next 6 to 9 years. CACI anticipates that most of these leases will be renewed or replaced by other leases.

All of CACI’s offices are in reasonably modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

As of June 30, 2003, CACI International Inc maintained its corporate headquarters in approximately 89,000 square feet of space at 1100 North Glebe Road, Arlington, Virginia. See Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, for additional information regarding the Company’s lease commitments.

Item 3.    Legal Proceedings

Appeal of CACI International Inc, ASBCA No.5305

Reference is made to Part II, Item 3, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, for the most recently filed information concerning the appeal filed on September 27, 2000, with the Armed Services Board of Contract Appeals (“ASBCA”) challenging the Defense Information Systems Agency’s (“DISA”) denial of its claim for breach of contract damages. The appeal seeks damages arising from DISA’s breach of a license agreement pursuant to which the DoD agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by Registrant’s wholly-owned subsidiary, CACI, INC.-FEDERAL, for the period from September 2, 1994 through April 22, 1998. By decision of March 22, 2001, in the companion case of GAP Instrument Corporation, ASBCA No.51658 (2001), the ASBCA held that the Government’s failure to conduct all electronic data interchanges exclusively through certified value-added networks constituted a breach of contract.

Since the filing of Registrant’s last Quarterly Report on Form 10-Q, the parties have been engaged in discovery efforts. The ASBCA has set the end of September as the discovery period cutoff and scheduled the hearing of the matter for November 10, 2003.

Item 3.    Legal Proceedings (continued)

CACI Dynamics Systems, Inc. v. Delphinus Engineering, Inc., et al

Reference is made to Part II, Item 3, Legal Proceedings in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 for the most recently filed information concerning the suit filed on October 1, 2002 in the United States District Court for the Eastern District of Virginia against Delphinus Engineering, Inc., V. Allen Spicer and James R. Everett seeking damages and attorney’s fees arising from defendant’s efforts to move business from CACI to Delphinus.

Since the filing of Registrant’s report described above, the claims against defendants Delphinus and Everett were tried to a jury, which returned verdicts of $450,000 against Delphinus and $115,000 against Everett. Both parties have filed post-trial motions seeking adjustments to the jury verdict and are awaiting the Court’s decision. The arbitration of claims against V. Allen Spicer will be litigated in South Carolina after receipt of the Court’s decision on the post trial motions.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the Registrant’s fiscal year ended June 30, 2003, through the solicitation of proxies or otherwise. The Registrant intends to present a slate of director candidates and the ratification of the appointment of outside auditors for a vote of security holders in connection with its 2003 Annual Meeting of Stockholders on November 20, 2003.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The Registrant’s Common Stock became publicly traded on June 2, 1986, replacing paired units of common stock of CACI, Inc., and beneficial interests in common shares of CACI N.V. which had been traded in the over-the-counter market before that date.

From July 1, 2001 to August 15, 2002, the ranges of high and low sales prices of the common shares of the Registrant quoted on the NASDAQ National Market System under the ticker symbol “CACI, and from August 16, 2002 through June 30, 2003 on the New York Stock Exchange under the ticker symbol of “CAI”, for each quarter during this period were as follows:

	2003		2002
Quarter	High	Low	High	Low
1st	$39.840	$27.450	$28.425	$16.600
2nd	$43.100	$32.550	$43.500	$25.510
3rd	$38.200	$29.810	$42.990	$30.800
4th	$35.500	$30.000	$40.630	$27.430

The Registrant has never paid a cash dividend. The present policy of the Registrant is to retain earnings to provide funds for the operation and expansion of its business. The Registrant does not intend to pay any cash dividends at this time.

At August 31, 2003, the number of stockholders of record of the Registrant’s Common Stock was approximately 521. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

Item 6.    Selected Financial Data

The selected financial data set forth below is derived from the audited financial statements of the Company for the years ended June 30, 2003, 2002, 2001, 2000 and 1999. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements of the Company and the notes thereto included as Item 8 in this Form 10-K. On December 15, 1999, the Company sold its COMNET products business to Compuware and on January 6, 2002, the Company sold its domestic Marketing Systems Group to Environmental Research Systems Institute, Inc’s subsidiary, ESRI Business Information Solutions. Operating results from the Company’s discontinued operations are shown in Note 13, Discontinued Operations, in the Notes to Consolidated Financial Statements.

Item 6.    Selected Financial Data (continued)

Income Statement Data

	Year Ended June 30,
(amounts in thousands, except per share)	2003	2002	2001	2000	1999
Revenue	$843,138	$681,942	$557,890	$484,545	$427,422
Operating Expenses	772,732	628,838	520,535	451,929	400,290
Income from continuing operations	44,711	31,924	20,765	17,891	14,317

Net Income	$44,711	$30,465	$22,301	$38,412	$14,170

Earnings per common and common share equivalent:
Average shares outstanding	28,647	24,992	22,634	22,620	21,792
Basic:
Income from continuing operations	$1.56	$1.28	$0.92	$0.79	$0.66

Net Income	$1.56	$1.22	$0.99	$1.70	$0.65

Average shares and equivalent shares outstanding	29,425	25,814	$23,056	23,154	22,440
Diluted:
Income from continuing operations	$1.52	$1.24	0.90	$0.77	$0.64

Net Income (1)	$1.52	$1.18	$0.97	$1.66	$0.63

(1)	Computed on the basis described in Note 1, Earnings Per Share, in the Notes to Consolidated Financial Statements.

Balance Sheet Data

	June 30,
(dollars in thousands)	2003	2002	2001	2000	1999
Total assets	$562,050	$480,664	$284,731	$235,997	$221,712
Long-term obligations	25,190	36,140	55,230	31,913	67,027
Working capital	182,585	228,764	81,961	62,492	66,726
Shareholders’ equity	421,535	367,159	160,204	141,968	98,937

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. We consider the following accounting policies to be our critical accounting policies:

Revenue Recognition/Contract Accounting

The Company generates its revenue from three different types of contractual arrangements: cost-plus-fee contracts; time and materials contracts; and fixed price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of allowable costs incurred plus an estimate of the applicable fees earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion of the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered plus allowable expenses incurred.

The Company has four basic categories of fixed price contracts; fixed unit price; fixed price-level of effort; fixed price-completion; and fixed price-license. Revenue on fixed unit price contracts, where specified units of output under service arrangements are delivered, is recognized as units are delivered based on the specified price per unit. Revenue on fixed unit price maintenance contracts is recognized ratably over the length of the service period. Revenue for fixed price level of effort contracts is recognized based upon the number of units of labor actually delivered multiplied by the agreed rate for each unit of labor.

A significant portion of the Company’s fixed price-completion contracts involve the design and development of complex, client systems. For these contracts that are within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs. For fixed price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized ratably over the service period. The Company’s fixed price license agreements and related services contracts are primarily executed in its international operations. As the agreements to deliver software require significant production, modification or customization of software, revenue is recognized using the contract accounting guidance of SOP 81-1. For agreements to deliver data under license and related services, revenue is recognized as the data is delivered and services are performed. Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Incentives

Item 7.    Management’s Discussion and Analysis of Financial Condition & Results of Operations (continued)

or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award fees for certain contracts are also a significant factor in estimating revenue and profit rates based on actual and anticipated awards.

Products and services provided under long-term development and production contracts make up a large portion of our business, and therefore the amounts we record in our financial statements using contract accounting methods and cost accounting standards are material. For our federal contracts, we follow U.S. Government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. We closely monitor compliance with and the consistent application of our critical accounting policies related to contract accounting. Business operations personnel conduct thorough periodic contract status and performance reviews. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are generally included in earnings in the current period. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business operations personnel performing work under the contract. Costs incurred and allocated to contracts with the U.S. Government are scrutinized for compliance with regulatory standards by our personnel, and are subject to audit by the Defense Contract Audit Agency (“DCAA”).

Stock Compensation

We currently account for stock options using the intrinsic value method in accordance with Accounting Principle Board (“APB”), Opinion No. 25, Accounting for Stock Issued to Employees, as interpreted by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees and directors for the years ended June 30, 2003, 2002 and 2001 respectively. Alternative guidance exists under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation which requires companies to determine the fair value of options at the time of grant and to recognize compensation expense over the service period. If stock options granted during these years had been accounted for based on their fair value as determined under SFAS No. 123, the pro forma earnings would have been as follows:

(dollars in thousands, except per share amounts)	Twelve Months Ended June 30,
	2003	2002	2001
Reported net income	$44,711	$30,465	$22,301
Stock-based compensation costs that would have been included in the determination of reported net income, if the fair value method was applied to all awards, (net of tax)	(4,726)	(4,178)	(1,908)

Pro forma net income	$39,985	$26,287	$20,393

Basic earnings per share:
Reported earnings per share	$1.56	$1.22	$0.99
Compensation costs (net of tax)	(0.16)	(0.17)	(0.08)

Pro forma earnings per share	$1.40	$1.05	$0.91

Diluted earnings per share:
Reported earnings per share	$1.52	$1.18	$0.97
Compensation costs (net of tax)	(0.16)	(0.16)	(0.08)

Pro forma earnings per share	$1.36	$1.02	$0.89

Item 7.    Management’s Discussion and Analysis of Financial Condition & Results of Operations (continued)

The fair value of each option granted is estimated on the grant date using a fair-value option pricing model. These pro forma results may not be indicative of future results due to the potential grants vesting and other factors.

Investments in Marketable Securities

The Company invests in marketable securities, which are currently classified as available-for-sale or trading using the accounting guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As a result of this classification, unrealized gains and losses as a result of changes in fair value of the available-for-sale investments are recorded as a separate component within the Stockholders’ Equity section of the balance sheet. If these securities were instead determined to be trading securities, any unrealized gains or losses would be reported in the Statement of Operations and therefore, would impact the net earnings currently being reported. To date, we do not believe that a different classification would have had a significant impact on our financial results.

Allowance For Doubtful Accounts

Management establishes bad debt reserves against certain billed receivables based upon the latest information available to determine whether invoices are ultimately collectable. Whenever judgment is involved in determining the estimates, there is the potential for bad debt expense and the fair value of accounts receivable to be misstated. Given that we primarily serve the U.S. government and that, in our opinion, we have sufficient controls in place to properly recognize revenue, we believe the risk to be relatively low that a misstatement of accounts receivable would have a material impact on our financial results.

Results of Operations

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

Consolidated Statement of Operations

Twelve Months Ended June 30, 2003, 2002, 2001

	Year to Date						Year to Date Change
							FY03 to FY02		FY02 to FY01
	FY03	FY02	FY01	FY03	FY02	FY01	$	%	$	%
Revenue	$843,138	$681,942	$557,890	100.0%	100.0%	100.0%	$161,196	23.6%	$124,052	22.2%
Cost & Expenses
Direct costs	517,975	421,540	342,235	61.4%	61.8%	61.4%	96,435	22.9%	79,305	23.2%
Indirect costs & selling expenses	242,153	195,167	164,620	28.8%	28.6%	29.5%	46,986	24.1%	30,547	18.6%
Depreciation & amortization	12,604	12,131	8,523	1.5%	1.8%	1.5%	473	3.9%	3,608	42.3%
Goodwill amortization	—	—	5,157	0.0%	0.0%	0.9%	—	0.0%	(5,157)	(100.0)%

Total operating expenses	772,732	628,838	520,535	91.7%	92.2%	93.3%	143,894	22.9%	108,303	20.8%
Income from operations	70,406	53,104	37,355	8.3%	7.8%	6.7%	17,302	32.6%	15,749	42.2%
Interest (income) expense	(1,374)	1,622	3,315	(0.2)%	0.2%	0.6%	(2,996)	(184.7)%	(1,693)	(51.1)%

Income from continuing operations before income taxes	71,780	51,482	34,040	8.5%	7.6%	6.1%	20,298	39.4%	17,442	51.2%
Income taxes	27,069	19,558	13,275	3.2%	2.9%	2.4%	7,511	38.4%	6,283	47.3%

Income from continuing operations	$44,711	$31,924	$20,765	5.3%	4.7%	3.7%	$12,787	40.1%	$11,159	53.7%

Item 7.    Management’s Discussion and Analysis of Financial Condition & Results of Operations (continued)

Revenue.    The table below sets forth, for the periods indicated, the customer mix in revenue with related percentages of total revenue.

(dollars in thousands)	2003		2002		2001
Department of Defense	$536,269	63.6%	$433,927	63.7%	$325,118	58.3%
Federal Civilian Agencies	241,490	28.6	184,392	27.0	149,205	26.7
Commercial	51,414	6.1	49,369	7.2	61,029	11.0
State & Local Government	13,965	1.7	14,254	2.1	22,538	4.0

Total	$843,138	100.0%	$681,942	100.0%	$557,890	100.0%

For the year ended June 30, 2003, the Company’s total revenue increased by $161.2 million, or 23.6%. The revenue growth was driven primarily by increased demand from federal government customers along with the revenue related to the Condor, Acton Burnell, Inc., ATS and PTG acquisitions described in Item 1 above. During fiscal year 2002 (“FY2002”) total revenue increased $124.1 million, or 22.2%. This increase was primarily from higher levels of managed network and systems integration business from federal government customers along with the acquisition of DSIC.

All of the Company’s acquisitions have been accounted for using the purchase method of accounting and the results of their operations have been included in the Company’s financial statements since the date of acquisition. Acquisitions accounted for $72.7 million of the Company’s FY2003 revenue, with the acquisition revenue being defined as revenue generated by the acquired company during the first 12 months subsequent to the acquisition. As previously noted in Item 1, on November 1, 2001, the Company purchased all of the outstanding capital stock of DSIC. In FY2003, DSIC contributed approximately $22.5 million towards the incremental growth in revenue for the year. On August 15, 2002, the Company closed the Condor acquisition, which contributed $15.2 million of revenue in FY2003. On October 16, 2002, the Company acquired Acton Burnell, which contributed $26.4 million in revenue. On February 28, 2003, the Company acquired ATS, which contributed $2.7 million in revenue. On May 15, 2003, the Company completed the PTG acquisition, which contributed $5.2 million of revenue. Other acquisitions accounted for $0.7 million of revenues for FY2003.

Revenue from DoD increased 23.6%, or $102.3 million, for FY2003 as compared to FY2002. DoD revenue growth was driven primarily by higher demand from customers, such as the Defense Information Systems Agency (“DISA”), the U.S. Army’s Communications Electronics Command (“CECOM”), and the defense intelligence community, as well as the aforementioned DSIC, Condor, Acton Burnell and PTG acquisitions. DoD revenue growth in FY2002 of 33.5%, or $108.8 million, was primarily due to internal growth in the managed network and engineering services business as well as the DSIC and Federal Services Business acquisitions.

Revenue from Federal Civilian Agencies increased 31.0%, or $57.1 million, for FY2003 as compared to FY2002. Approximately 39.1% of Federal Civilian Agency revenue was derived from DoJ, for which the Company provides litigation support services and maintains an automated debt management system. Revenue from DoJ was $94.4 million, $89.8 million and $72.7 million in FY2003, FY2002 and FY2001, respectively. In FY2003, the Company also experienced increased revenue growth of 55.5%, or $52.5 million, from Federal Civilian Agencies other than DoJ as compared to FY2002. The increase was primarily due to the higher volumes of work from customers such as the Department of Veterans Affairs (“VA”), the U.S. Customs Services, and the national intelligence community, along with the aforementioned acquisitions. In FY2002, as compared to FY2001, the Company showed revenue growth of 23.7%, or $18.1 million, from Federal Civilian Agencies other than DoJ. The increase was primarily due to our acquisition of DSIC and increased task orders from the Company’s GWAC contracts.

Commercial revenue is derived from both international and domestic operations. The international operations accounted for 78.5%, or $40.4 million, of the total Commercial revenue while the domestic operations

Item 7.    Management’s Discussion and Analysis of Financial Condition & Results of Operations (continued)

accounted for 21.5%, or $11.0 million. Commercial revenue increased by 4.1%, or $2.0 million, in FY2003 as compared to the same period a year ago. The entire growth of Commercial revenue came from the domestic operations of the Company and was due primarily to the Condor acquisition. Revenue produced by international operations has remained relatively flat due to the continued weakness in the telecom and commercial IT services industries in the United Kingdom. In FY2002, as compared to FY2001, commercial revenue decreased by 19.1%, or $11.7 million. This decrease came from the Company’s exposure to the weak international telecommunications market in the United Kingdom.

Revenue from State and Local Governments decreased slightly by 2.0%, or $0.3 million, to $14.0 million for the year ended June 30, 2003 as compared to the same period a year ago. In FY2002 as compared to FY2001, revenue from State and Local Governments decreased by 36.8%, or $8.3 million, to $14.3 million. Revenue from State and Local Governments represented 1.7% and 2.1% of the Company’s total revenue in FY2003 and FY2002, respectively. The Company’s continued and expanded focus on DoD and federal civilian agency opportunities has resulted in a reduced emphasis on State and Local Governments business.

Income from Operations.    Operating income increased 32.6%, or $17.3 million, in FY2003 as compared to the same period a year ago. The Company’s growth in operating margin was driven primarily by contract mix, with more profitable fixed price and time and material work during FY2003 as compared to FY2002. Internal growth was complemented by the four acquisitions described in Item 1 that were all immediately accretive to operating income. In FY2002 as compared to FY2001 operating income increased 42.2%, or $15.7 million. The adoption of SFAS No. 142, Goodwill and Other Intangible Assets, (see Note 1 to the Consolidated Financial Statements), which discontinued the amortization of goodwill, accounted for operating income growth of 32.7% in that period. The balance of the FY2002 increase in operating income was due to an increased volume of business, higher gross margins across all service offerings and the acquisition of DSIC.

During the last three years, as a percentage of revenue, total direct costs were 61.4%, 61.8% and 61.4%, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontract costs and travel expenses. Other direct costs are common in our industry, typically are incurred in response to specific client tasks and vary from period to period. The largest component of direct costs, direct labor, was $251.6 million, $210.2 million and $171.4 million in FY2003, FY2002 and FY2001, respectively. The increase in direct labor during the last two fiscal years is attributable to the internal growth in our Federal Government business both in the DoD and Federal Civilian Agencies as well as from the Condor, Acton Burnell, ATS, PTG, DSIC and Federal Services Business acquisitions. Other direct costs were $266.3 million, $211.3 million and $170.8 million in FY2003, FY2002, and FY2001, respectively. The increase in other direct costs over the past two years was primarily the result of increased volume of tasking across all service offerings and the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor and other discretionary costs. Most of these expenses are highly variable and have grown in dollar volume generally in proportion to the growth in revenue. As a percentage of revenue, indirect costs and selling expenses were 28.8%, 28.6% and 29.5% for FY2003, FY2002 and FY2001, respectively.

Depreciation and amortization increased by 3.9%, or $0.5 million, in FY2003 as compared to FY2002. The increase was attributable to both assets acquired in acquisitions, and new capital expenditures to support on-going business offset partially by lower capitalized software amortization in FY2003. In FY2002 as compared to FY2001, depreciation and amortization expense increased 42.3%, or $3.6 million. This increase was partly due to the amortization of intangible assets purchased in recent acquisitions (which was reported as a component of “goodwill amortization” in prior periods). The remainder of the increase was primarily due to the completion of amortizing certain software developed for internal use and new capital expenditures to support on-going business.

Item 7.    Management’s Discussion and Analysis of Financial Condition & Results of Operations (continued)

Interest income increased by 184.7%, or $3.0 million, in FY2003 as compared to FY2002. This increase was attributable to the Company having cash and equivalents and short-term marketable securities averaging in excess of $100 million during FY2003. The cash was generated primarily from both the Company’s secondary stock offering in March 2003 and from operations. Prior to this offering, the Company funded its operations and acquisitions with borrowings from its line of credit. The cash and equivalents and short-term marketable securities generated over $2.0 million of interest income in FY2003.

Interest expense decreased 51.1%, or $1.7 million, in FY2002 as compared to FY2001 due to the offering proceeds used to pay down the line of credit. The Company generated $0.6 million of interest income in FY2002, which was offset against interest expense.

The effective income tax rates in FY2003, FY2002 and FY2001, were 37.7%, 38.0% and 39.0%, respectively, which differed from the federal statutory rate of 35.0% primarily due to state and local income taxes and certain non-deductible expenses.

Quarterly Financial Information

Quarterly financial data for the two most recent fiscal years is provided in the Company’s Consolidated Financial Statements contained in this report. See Note 16, Quarterly Financial Data (unaudited) in the Notes to Consolidated Financial Statements.

Effects of Inflation

Approximately 17% of the Company’s business is conducted under cost-reimbursable contracts which automatically adjust revenue to cover costs increased by inflation. Approximately 65% of the business is under time-and-materials contracts where labor rates are often fixed for several years. The Company generally has been able to price these contracts in a manner that accommodates the rates of inflation experienced in recent years. The remaining portion of the Company’s business is fixed-price and may span multiple years. However, these contracts are priced to account for likely inflation from period to period to mitigate the risk of our business being adversely affected by inflation.

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations and its available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Since March 2002, the proceeds from the Company’s offering of approximately 4.9 million shares of stock have been the Company’s principal source of liquidity and capital. As a result of such proceeds combined with positive cash flow from operations, working capital was $182.6 million and $228.8 million as of June 30, 2003 and 2002, respectively. The proceeds of the secondary offering were used to pay off debt and fund additional acquisitions and will continue to be used in the Company’s on-going acquisition activities. Operating activities provided cash of $75.9 million and $41.0 million for FY2003 and FY2002, respectively. The increase in cash provided by operating activities is attributed primarily to the growth in earnings and the timing of cash disbursements.

The Company used $113.2 million in investing activities in FY2003 and $71.0 million for the same period last year. This increase was primarily attributable to the Company’s on-going acquisition activities offset slightly by the sale of certain marketable securities.

During FY2003, the Company used cash from its financing activities of $21.5 million primarily to repay $25 million of borrowings under its line of credit, offset partially by $3.6 million in cash proceeds from the exercise of stock options. In FY2002, the Company generated $145.2 million primarily from the secondary stock

Item 7.    Management’s Discussion and Analysis of Financial Condition & Results of Operations (continued)

offering in March 2002 and proceeds generated from the exercise of stock options. This was offset by net payments of approximately $23.9 million under the Company’s line of credit.

In anticipation of continuing its strategy of acquisitions and in order to secure lower interest rates, on February 4, 2002, the Company executed a five year unsecured revolving line of credit. The agreement permits borrowings of up to $185 million with a sublimit of $75 million per year on amounts borrowed for acquisitions. The applicable interest rate is based on LIBOR plus a margin. In addition, the Company pays a fee on the unused portion of the facility. The margin rate and unused portion fee are determined quarterly based on leverage, net worth and fixed charge average ratios. In addition, the agreement has covenants that obligate the Company to operate within certain limits on those same ratios. The Company is currently in compliance with those covenants. The Company also maintains a 500,000 pounds sterling unsecured line of credit in London, England which expires in December 2003. As of June 30, 2003, the Company had no borrowings under either of these lines of credit.

The Company believes that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources for the foreseeable future.

Quantitative and Qualitative Disclosure About Market Risk

As of June 30, 2003, we had investments in marketable securities valued at $15.3 million. All of these securities consisted of highly liquid investments that had remaining maturities of less than 365 days at June 30, 2003. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. Hypothetically, a 10% increase or decrease in market interest rates from the June 30, 2003 rates would not cause a material change in the value of these short-term investments. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income. As of June 30, 2003, we did not own any equity investments. Therefore, we did not have any material equity price risk.

On January 8, 2001, the Company entered into a two year interest rate swap agreement with a notional amount of $25 million under which the Company paid a fixed interest rate of 5.15% plus the applicable spread and received the prevailing LIBOR interest rate, plus applicable spread over the two year term of the swap agreement without the exchange of the underlying notional amounts. On January 8, 2003 the two year term matured and the entire $25 million was paid in full. The Company elected not to renew or enter into any new swap agreement.

Approximately 4.8% and 6.0% of the Company’s total revenues in FY2003 and FY2002, respectively, were derived from customers of our international operations, primarily in the United Kingdom. The Company’s practice in its international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of June 30, 2003 the Company had approximately $16.4 million in cash held in pounds sterling in the United Kingdom. This allows the Company to better utilize its cash resources on behalf of its foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Forward Looking Statements

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results.

Item 7.    Management’s Discussion and Analysis of Financial Condition & Results of Operations (continued)

The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

We depend on contracts with the federal government for a substantial majority of our revenue, and our business could be seriously harmed if the government ceased doing business with us.

We derived 92.2% of our total revenue in FY2003 and 90.7% of our total revenue in FY2002 from federal government contracts, either as a prime contractor or a subcontractor. We derived 63.6% of our total revenue in FY2003 and 63.7% of our total revenue in FY2002 from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, or with any significant agency in the intelligence community or the DoD, or if our reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could differ materially from those anticipated.

Our business could be adversely affected by changes in budgetary priorities of the federal government.

Because we derive a substantial majority of our revenue from contracts with the federal government, we believe that the success and development of our business will continue to depend on our successful participation in federal government contract programs. Changes in federal government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, or a shift of expenditures away from programs that we support or a change in federal government contracting policies, could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. Any such actions could cause our actual results to differ materially from those anticipated. Among the factors that could seriously affect our federal government contracting business are:

•	changes in federal government programs or requirements;

•	budgetary priorities limiting or delaying federal government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding, including potential governmental shutdowns (such as that which occurred during the government’s 1996 fiscal year);

•	an increase in set-asides for small businesses that could result in our inability to compete directly for prime contracts; and

•	curtailment of the federal government’s use of technology solutions firms.

Our federal government contracts may be terminated by the government at any time and may contain other unenforceable provisions, and if not replaced, our operating results may differ materially from those anticipated.

We derive substantially all of our revenue from federal government contracts that typically span one or more base years and one or more option years. The option periods typically cover more than half of the contract’s potential duration. Federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government client to terminate the contract for its convenience. A decision not to exercise option periods or to terminate contracts could result in significant revenue shortfalls from those anticipated.

Item 7.    Management’s Discussion and Analysis of Financial Condition & Results of Operations (continued)

Federal government contracts contain numerous provisions that are unfavorable to us.

Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies, some of which are not typically found in commercial contracts, including allowing the government to:

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	claim rights in systems and software developed by us;

•	suspend or debar us from doing business with the federal government or with a governmental agency, impose fines and penalties and subject us to criminal prosecution; and

•	control or prohibit the export of our data and technology.

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may be unable to recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. Depending on the value of a contract, such termination could cause our actual results to differ materially from those anticipated. As is common with government contractors, we have experienced and continue to experience occasional performance issues under certain of our contracts. Certain contracts also contain organizational conflict of interest clauses that limit our ability to compete for certain related follow-on contracts. For example, when we work on the design of a particular system, we may be precluded from competing for the contract to install that system. Depending upon the value of the matters affected, a performance problem or organizational conflict of interest issue that precludes our participation in a program or contract could cause our actual results to differ materially from those anticipated.

If we fail to establish and maintain important relationships with government entities and agencies, our ability to successfully bid for new business may be adversely affected.

To facilitate our ability to prepare bids for new business, we rely in part on establishing and maintaining relationships with officials of various government entities and agencies. These relationships enable us to provide informal input and advice to government entities and agencies prior to the development of a formal bid. We may be unable to successfully maintain our relationships with government entities and agencies, and any failure to do so may adversely affect our ability to bid successfully for new business and could cause our actual results to differ materially from those anticipated.

We derive significant revenue from contracts and task orders awarded through a competitive bidding process. If we are unable to consistently win new awards over any extended period, our business and prospects will be adversely affected.

Substantially all of our contracts and task orders with the federal government are awarded through a competitive bidding process. We expect that much of the business that we will seek in the foreseeable future will continue to be awarded through competitive bidding. Recently, members of Congress and administration officials have proposed changes to the procurement process intended to increase competition among suppliers to the federal government. Budgetary pressures and reforms in the procurement process have caused many federal government clients to increasingly purchase goods and services through ID/IQ, contracts, or GSA contracts, and other GWAC contracts. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenue under each such contract. Moreover, even if we are highly qualified to work on a particular new contract, we might not be awarded business because of the federal government’s policy and practice of maintaining a diverse contracting base.

Item 7.    Management’s Discussion and Analysis of Financial Condition & Results of Operations (continued)

This competitive bidding process presents a number of risks, including the following:

•	we bid on programs before the completion of their design, which may result in unforeseen technological difficulties and cost overruns;

•	we expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win;

•	we may be unable to estimate accurately the resources and cost structure that will be required to service any contract we win; and

•	we may encounter expense and delay if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract.

If we are unable to win particular contracts, we may be foreclosed from providing to clients services that are purchased under those contracts for a number of years. If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected and that could cause our actual results to differ materially from those anticipated. In addition, upon the expiration of a contract, if the client requires further services of the type provided by the contract, there is frequently a competitive rebidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or non-renewal of any of our significant contracts could cause our actual results to differ materially from those anticipated.

Our business may suffer if we or our employees are unable to obtain the security clearances or other qualifications we and they need to perform services for our clients.

Many of our federal government contracts require us to have security clearances and employ personnel with specified levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees lose or are unable to obtain necessary security clearances, we may not be able to win new business and our existing clients could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract, which could cause our results to differ materially from those anticipated.

We must comply with a variety of laws and regulations, and our failure to comply could cause our actual results to differ materially from those anticipated.

We must observe laws and regulations relating to the formation, administration and performance of federal government contracts which affect how we do business with our clients and may impose added costs on our business. For example, the Federal Acquisition Regulation and the industrial security regulations of the DoD and related laws include provisions that:

•	allow our federal government clients to terminate or not renew our contracts if we come under foreign ownership, control or influence;

•	require us to disclose and certify cost and pricing data in connection with contract negotiations; and

•	require us to prevent unauthorized access to classified information.

Our failure to comply with these or other laws and regulations could result in contract termination, loss of security clearances, suspension or debarment from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which could cause our actual results to differ materially from those anticipated.

Item 7.    Management’s Discussion and Analysis of Financial Condition & Results of Operations (continued)

The federal government may reform its procurement or other practices in a manner adverse to us.

The federal government may reform its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts or other government-wide contracts, or adopt new socio-economic requirements. These changes could impair our ability to obtain new contracts or win re-competed contracts. Any new contracting methods could be costly or administratively difficult for us to satisfy, and, as a result could cause actual results to differ materially from those anticipated.

Restrictions on or other changes to the federal government’s use of service contracts may harm our operating results.

We derive a significant amount of revenue from service contracts with the federal government. The government may face restrictions from new legislation, regulations or government union pressures, on the nature and amount of services the government may obtain from private contractors. Any reduction in the government’s use of private contractors to provide federal services could cause our actual results to differ materially from those anticipated.

Our contracts and administrative processes and systems are subject to audits and cost adjustments by the federal government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.

Federal government agencies, including the DCAA, routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with government regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes and systems is found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome to an audit by DCAA or another government agency could cause actual results to differ materially from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially from those anticipated.

Failure to maintain strong relationships with other contractors could result in a decline in our revenue.

We derive substantial revenue from contracts in which we act as a subcontractor or from teaming arrangements in which we and other contractors bid on particular contracts or programs. As a subcontractor or teammate, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could differ materially from those anticipated if any prime contractor or teammate chose to offer directly to the client services of the type that we provide or if they team with other companies to provide those services.

We may not receive the full amounts authorized under the contracts included in our backlog, which could reduce our revenue in future periods below the levels anticipated.

Our backlog consists of funded backlog, which is based on amounts actually obligated by a client for payment of goods and services, and unfunded backlog, which is based upon management’s estimate of the future

Item 7.    Management’s Discussion and Analysis of Financial Condition & Results of Operations (continued)

potential of our existing contracts and task orders, including options, to generate revenue. Our backlog may not result in actual revenue in any particular period, or at all, which could cause our actual results to differ materially from those anticipated.

The maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenues that we will realize under that contract. For example, we derive a substantial portion of our revenue from government contracts in which we are not the sole provider, meaning that the government could turn to other companies to fulfill the contract. We also derive revenues from ID/IQ contracts, which do not require the government to purchase a material amount of goods or services under the contract. Action by the government to obtain support from other contractors or failure of the government to order the quantity of work anticipated could cause our actual results to differ materially from those anticipated.

Without additional Congressional appropriations, some of the contracts included in our backlog will remain unfunded which could significantly harm our prospects.

Although many of our federal government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. As a result, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Nevertheless, we estimate our share of the contract values, including values based on the assumed exercise of options relating to these contracts, in calculating the amount of our backlog. Because we may not receive the full amount we expect under a contract, our estimate of our backlog may be inaccurate and we may post results that differ materially from those anticipated.

Employee misconduct, including security breaches, could result in the loss of clients and our suspension or disbarment from contracting with the federal government.

We may be unable to prevent our employees from engaging in misconduct, fraud or other improper activities that could adversely affect our business and reputation. Misconduct could include the failure to comply with federal government procurement regulations, regulations regarding the protection of classified information and legislation regarding the pricing of labor and other costs in government contracts. Many of the systems we develop involve managing and protecting information involved in national security and other sensitive government functions. A security breach in one of these systems could prevent us from having access to such critically sensitive systems. Other examples of employee misconduct could include time card fraud and violations of the Anti-Kickback Act. The precautions we take to prevent and detect this activity may not be effective, and we could face unknown risks or losses. As a result of employee misconduct, we could face fines and penalties, loss of security clearance and suspension or debarment from contracting with the federal government, which could cause our actual results to differ materially from those anticipated.

Our failure to attract and retain qualified employees, including our senior management team, could adversely affect our business.

Our continued success depends to a substantial degree on our ability to recruit and retain the technically skilled personnel we need to serve our clients effectively. Our business involves the development of tailored solutions for our clients, a process that relies heavily upon the expertise and services of our employees. Accordingly, our employees are our most valuable resource. Competition for skilled personnel in the information technology services industry is intense, and technology service companies often experience high attrition among their skilled employees. There is a shortage of people capable of filling these positions and they are likely to remain a limited resource for the foreseeable future. Recruiting and training these personnel require substantial resources. Our failure to attract and retain technical personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy our clients’ needs, limit our ability to win new business and cause our actual results to differ materially from those anticipated.

Item 7.    Management’s Discussion and Analysis of Financial Condition & Results of Operations (continued)

In addition to attracting and retaining qualified technical personnel, we believe that our success will depend on the continued employment of our senior management team and its ability to generate new business and execute projects successfully. Our senior management team is very important to our business because personal reputations and individual business relationships are a critical element of obtaining and maintaining client engagements in our industry, particularly with agencies performing classified operations. The loss of any of our senior executives could cause us to lose client relationships or new business opportunities, which could cause actual results to differ materially from those anticipated.

Our markets are highly competitive, and many of the companies we compete against have substantially greater resources.

The markets in which we operate include a large number of participants and are highly competitive. Many of our competitors may compete more effectively than we can because they are larger, better financed and better known companies than we are. In order to stay competitive in our industry, we must also keep pace with changing technologies and client preferences. If we are unable to differentiate our services from those of our competitors, our revenue may decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address client needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend towards consolidation, which may result in the emergence of companies who are better able to compete against us. The results of these competitive pressures could cause our actual results to differ materially from those anticipated.

Our quarterly revenue and operating results could be volatile.

Our quarterly revenue and operating results may fluctuate significantly and unpredictably in the future. In particular, if the federal government does not adopt, or delays adoption of, a budget for each fiscal year beginning on October 1, or fails to pass a continuing resolution, federal agencies may be forced to suspend our contracts and delay the award of new and follow-on contracts and orders due to a lack of funding. Further, the rate at which the federal government procures technology may be negatively affected following changes in presidential administrations and senior government officials. Therefore, period-to-period comparisons of our operating results may not be a good indication of our future performance. Our quarterly operating results may not meet the expectations of securities analysts or investors, which in turn may have an adverse effect on the market price of our common stock. Our quarterly operating results may also fluctuate due to impairment of goodwill charges required by recent changes in accounting standards.

We may lose money or generate less than anticipated profits if we do not accurately estimate the cost of an engagement which is conducted on a fixed-price basis.

We perform a portion of our engagements on a fixed-price basis. We derived 18.7% of our total revenue in FY2003 and 19.5% of our total revenue in FY2002 from fixed-price contracts. Fixed price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-material basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially from those anticipated.

When making proposals for engagements on a fixed-price basis, we rely on our estimates of costs and timing for completing the projects. These estimates reflect our best judgment regarding our capability to complete the task efficiently. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable. From time to time, unexpected costs and unanticipated delays have

Item 7.    Management’s Discussion and Analysis of Financial Condition & Results of Operations (continued)

caused us to incur losses on fixed-price contracts, primarily in connection with state government clients. On rare occasions, these losses have been significant. In the event that we encounter such problems in the future, our actual results could differ materially from those anticipated.

Our earnings and margins may vary based on the mix of our contracts and programs.

At June 30, 2003, our backlog included both cost reimbursement and fixed-price contracts. Cost reimbursement contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may vary materially depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Systems failures may disrupt our business and have an adverse effect on our results of operations.

Any systems failures, including network, software or hardware failures, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortages or terrorist attacks, could cause loss of data, interruptions or delays in our business or that of our clients. In addition, the failure or disruption of our mail, communications or utilities could cause us to interrupt or suspend our operations or otherwise harm our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our actual results could differ materially from those anticipated.

The systems and networks that we maintain for our clients, although highly redundant in their design, could also fail. If a system or network we maintain were to fail or experience service interruptions, we might experience loss of revenue or face claims for damages or contract termination. Our errors and omissions liability insurance may be inadequate to compensate us for all the damages that we might incur and, as a result, our actual results could differ materially from those anticipated.

We may have difficulty identifying and executing acquisitions on favorable terms and therefore may grow at slower than anticipated rates.

One of our key growth strategies has been to selectively pursue acquisitions. Through acquisitions, we have expanded our base of federal government clients, increased the range of solutions we offer to our clients and deepened our penetration of existing clients. We may encounter difficulty identifying and executing suitable acquisitions. Without acquisitions, we may not grow as rapidly as the market expects, which could cause our actual results to differ materially from those anticipated. We may encounter other risks in executing our acquisition strategy, including:

•	increased competition for acquisitions may increase the costs of our acquisitions;

•	our failure to discover material liabilities during the due diligence process, including the failure of prior owners of any acquired businesses or their employees to comply with applicable laws or regulations, such as the Federal Acquisition Regulation and health, safety and environmental laws, or their failure to fulfill their contractual obligations to the federal government or other customers; and

•	acquisition financing may not be available on reasonable terms or at all.

Each of these types of risks could cause our actual results to differ materially from those anticipated.

We may have difficulty integrating the operations of any companies we acquire, which could cause actual results to differ materially from those anticipated.

The success of our acquisition strategy will depend upon our ability to continue to successfully integrate any businesses we may acquire in the future. The integration of these businesses into our operations may result in

Item 7.    Management’s Discussion and Analysis of Financial Condition & Results of Operations (continued)

unforeseen operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties include the integration of personnel with disparate business backgrounds, the transition to new information systems, coordination of geographically dispersed organizations, loss of key employees of acquired companies, and reconciliation of different corporate cultures. For these or other reasons, we may be unable to retain key clients of acquired companies. Moreover, any acquired business may fail to generate the revenue or net income we expected or produce the efficiencies or cost-savings that we anticipated. Any of these outcomes could cause our actual results to differ materially from those anticipated.

If our subcontractors fail to perform their contractual obligations, our performance as a prime contractor and our ability to obtain future business could be materially and adversely impacted and our actual results could differ materially from those anticipated.

Our performance of government contracts may involve the issuance of subcontracts to other companies upon which we rely to perform all or a portion of the work we are obligated to deliver to our clients. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as a prime contractor.

A subcontractor’s performance deficiency could result in the government terminating our contract for default. A default termination could expose us to liability for excess costs of reprocurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders.

Depending upon the level of problem experienced, such problems with subcontractors could cause our actual results to differ materially from those anticipated.

Our business may be adversely affected if we cannot collect our receivables.

We depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. If the federal government, any of our other clients or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds or lack of an approved budget.

Some prime contractors for whom we are a subcontractor have significantly less financial resources than we do, which may increase the risk that we may not be paid in full or payment may be delayed.

If we experience difficulties collecting receivables it could cause our actual results to differ materially from those anticipated.

Our global networks and other business commitments require our employees to travel to potentially dangerous places, which may result in injury to key employees.

Our domestic business involves the maintenance of global networks and provision of other services that require us to dispatch employees to various countries around the world. These countries may be experiencing political upheaval or unrest, and in some cases war or terrorism. Certain senior level employees or executives are, on occasion, part of the teams deployed to provide services in these countries. As a result, it is possible that certain of our employees or executives will suffer injury or bodily harm in the course of these deployments. It is also possible that we will encounter unexpected costs in connection with the repatriation of our employees or executives for reasons beyond our control. These problems could cause our actual results to differ materially from those anticipated.

Item 7.    Management’s Discussion and Analysis of Financial Condition & Results of Operations (continued)

Our failure to adequately protect our confidential information and proprietary rights may harm our competitive position.

Our success depends, in part, upon our ability to protect our proprietary information and other intellectual property. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter misappropriation of our confidential information. In addition, we may be unable to detect unauthorized use of our intellectual property in order to take appropriate steps to enforce our rights. If we are unable to prevent third parties from infringing or misappropriating our copyrights, trademarks or other proprietary information, our competitive position could be seriously harmed and our actual results could differ materially from those anticipated.

We face additional risks which could harm our business because we have international operations.

Our international operations consist of our U.K.-based business which conducts the majority of its business in the United Kingdom. Our international operations comprised approximately 4.8% of our revenue in FY2003 and 5.9% of our revenue in FY2002. Our U.K.-based operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

Our U.K.-based operations are also subject to risks associated with operating a commercial, as opposed to a government contracting, business, including the effects of general economic conditions in the United Kingdom on the telecommunications, computer software and computer services sectors and the impact of more concentrated and intense competition for the reduced volume of work available in those sectors. Our revenue from this business grew only very slightly in FY2003 over revenue from such business in FY2002 largely as a result of our exposure to the U.K. telecom and information technology industries, which has been experiencing weakness, and lower revenue from other direct costs that we bill directly to clients. While we are marketing our services to clients in industries that are new to us, our efforts in that regard may be unsuccessful. Other factors that may adversely affect our international operations are a continued decline in the economy of the United Kingdom, difficulties relating to managing our business internationally, and multiple tax structures. Any of these factors could cause our actual results to differ materially from those anticipated.

Item 8.    Financial Statements and Supplementary Data

The Consolidated Financial Statements of CACI International Inc and subsidiaries are provided in Section II of the Report.

Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

The Company had no disagreements with its independent accountants on accounting principles, practices or financial statement disclosure during the two years prior to the date of the most recent financial statements included in this report.

On September 5, 2002, the Company filed a Form 8-K describing the circumstances of its change of independent accountants from Deloitte & Touche, LLP to Ernst & Young LLP. That report, which can be accessed through the Company’s website at http://www.caci.com or the Securities and Exchange Commission website at http://www.sec.gov.

Item 9A.    Controls and Procedures

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

PART III

The Information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to the Company’s proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, except for the specific disclosures below:

Item 10.    Officers, Directors and Executive Officers of the Registrants

Audit Committee and Financial Expert

The Board of Directors has determined that the Company has at least one audit committee financial expert serving on its Audit Committee, Director Richard L. Leatherwood. Mr. Leatherwood is “independent” as that term is used in Schedule 14A, Item 7(d)(3)(iv) under the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. That code, our Code of Ethics and Business Conduct Standards, can be found posted on the Company’s website at http://www.caci.com.

Item 11.    Executive Compensation

The information required by this Item 11 is included in the text and tables under the caption Executive Officer Compensation in the 2003 Proxy Statement, which is required to be filed by October 28, 2003, and that information is incorporated by reference in this Form 10-K.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management

The information required by this Item 12 is included under the headings Security Ownership of Certain Beneficial Owners and Management in the 2003 Proxy Statement, which is required to be filed by October 28, 2003, and that information is incorporated by reference in this Form 10-K.

Item 13.    Certain Relationships And Related Transactions

The information required by Item 404 of Regulation S-K concerning certain relationships and related transactions is included under the caption “Transactions with Management and Others; Other Information” in our 2003 Proxy Statement, which is required to be filed by October 28, 2003, and that information is incorporated by reference in this Form 10-K.

Item 14.    Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A concerning principal accounting fees and services is included under the caption “Fees Paid to Principal Accountants” in our 2003 Proxy Statement, which is required to be filed by October 28, 2003, and that information is incorporated by reference in this Form 10-K.

PART IV

Item 15.    Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this Report

1.	Financial Statements

A.	Reports of Independent Auditors

B.	Consolidated Statements of Operations for the years ended June 30, 2003, 2002 and 2001

C.	Consolidated Balance Sheets as of June 30, 2003 and 2002

D.	Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001

E	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2003, 2002 and 2001

F.	Consolidated Statements of Comprehensive Income for the years ended June 30, 2003, 2002 and 2001

G.	Notes to Consolidated Financial Statements

2.	Supplementary Financial Data.

Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2003, 2002 and 2001

(b)	Reports on Form 8-K for the periods of April 1, 2003 through June 30, 2003

•	The Registrant filed a Current Report on Form 8-K on April 24, 2003 releasing its financial results for the third quarter and first nine months of the fiscal year of 2003.

•	The Registrant filed a Current Report on Form 8-K on April 24, 2003 announcing that it had signed an agreement to purchase substantially all assets of Premier Technology Group, Inc., (“PTG”), a privately held information technology company.

•	The Registrant filed a Current Report on Form 8-K on May 19, 2003 announcing that it had completed its purchase of substantially all assets of Premier Technology Group, Inc., (“PTG”), a privately held information technology company.

(3)	Articles of Incorporation and By-laws:

3.1	Certificate of Incorporation of the Registrant, as amended to date, is incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.

3.2	By-laws of the Registrant, as amended to date, is incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.

(4)	Instruments Defining the Rights of Security Holders:

4.1	Clause FOURTH of the Registrant’s Certificate of Incorporation, incorporated above as Exhibit 3.1.

4.2	The Rights Agreement incorporated below as Exhibit 10.16

(10)	Material Contracts:

10.1	Employment Agreement between the Registrant and Dr. J. P. London dated August 17, 1995, is incorporated by reference from Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.

10.2	The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registration Statement, as amended, on Form S-8 filed with the Commission on February 7, 2002.

10.3	Consulting and Separation Agreement between the Registrant and Ronald R. Ross, former President and Chief Operating Officer, dated August 10, 1999, as incorporated by reference from Exhibit 10.7 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1999.

10.4	The Asset Purchase Agreement dated as December 15, 1999, between Compuware Corporation, CACI International Inc, CACI Products Company, CACI Development Company and CACI Products Company California, is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 1999.

10.5	The Agreement and Plan of Merger dated as of January 28, 2000, between the Registrant, XEN Corporation and CACI Acquisition Corporation, is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2000.

10.6	The Asset Acquisition Agreement dated as of March 16, 2000, between the Registrant, Century Technologies, Incorporated (CENTECH), and CACI, Inc., is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2000.

10.7	The Asset Acquisition Agreement dated as of October 18, 2000, between the Registrant, N.E.T. Federal, Inc., Network Equipment Technologies, Inc., and CACI, INC.-FEDERAL is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2000.

10.8	The Revolving Credit Agreement dated February 4, 2002, between the Registrant, Bank of America, N.A. and a consortium of participating banks is incorporated by reference to the current report on Form 8-K filed with Securities and Exchange Commission on February 7, 2002.

10.9	The CACI $MART PLAN of the Registrant is incorporated by reference to the Registration Statement on Form S-8 filed with the Commission on July 1, 2002.

10.10	Form of Stock Option Agreement between Registrant and certain employees is incorporated by reference from the Form 10-K filed with the Commission on September 27, 2002.

10.11	Form of Performance Accelerated Stock Option Agreement between Registrant and certain employees is incorporated by reference from the Form 10-K filed with the Commission on September 27, 2002.

10.12	The Asset Purchase Agreement dated July 3, 2002 between the Registrant, Condor Technology Solutions, Inc., CACI.- FEDERAL, Louden Associates, Inc., InVenture Group, Inc., MIS Technologies, Inc., ad Federal Computer Corporation.

10.13	The Agreement and Plan of Merger dated September 21, 2003 between the Registrant, CACI, INC.- FEDERAL, CACI Acquisition Corporation and Acton Burnell, Inc.

10.14	The Stock Purchase Agreement dated February 20, 2003 between the Registrant, CACI INC.- FEDERAL, Applied Technology Solutions of Northern Virginia, Inc., Donna K. Alligood, Carol Carlson and Robert D. Walp.

10.15	The Asset Purchase Agreement dated April 13, 2003 between the Registrant, CACI INC,- FEDERAL, CACI Premier technology, Inc., Premier Technology Group, Inc., and Rajiv Bajawa.

10.16	The Rights Agreement dated July 11, 2003 between the Registrant and American Stock Transfer & Trust Company is represented by reference from Exhibit 4.1 of the Current Registration Form 8-K filed with the Securities and Exchange Commission on July 11, 2003.

10.17	The 2002 Employee, Management, and Director Stock Purchase Plans of the Registrant is incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on March 28, 2003.

(21)	The significant subsidiaries of the Registrant, as defined in Section 1-02(w) of regulation S-X, are:

CACI, INC.- FEDERAL, a Delaware Corporation

    (also does business as “CACI eBusiness Solutions”)

CACI, INC.- COMMERCIAL, a Delaware Corporation

CACI Limited, a United Kingdom Corporation

Automated Sciences Group, Inc., a Delaware Corporation

CACI Technologies, Inc., a Virginia Corporation

    (also does business as “CACI Productions Group”)

CACI Dynamic Systems, Inc., a Virginia Corporation

CACI Premier Technology, Inc., a Delaware Corporation

CACI SYSTEMS AND TECHNOLOGY LTD, a Canadian Corporation

(23.1)	Consent of Ernst & Young LLP

(23.2)	Consent of Deloitte & Touche, LLP

(99)	Certifications

SECTION II

REPORTS OF INDEPENDENT AUDITORS

AND

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

CACI International Inc

We have audited the accompanying consolidated balance sheet of CACI International Inc and subsidiaries (the Company) as of June 30, 2003, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for the year then ended. Our audit also included the financial statement schedule for the year ended June 30, 2003 listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CACI International Inc and subsidiaries as of June 30, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended June 30, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

McLean, Virginia

August 11, 2003

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders

CACI International Inc

Arlington, Virginia

We have audited the accompanying consolidated balance sheets of CACI International Inc and subsidiaries (the Company) as of June 30, 2002, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the two years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2002, and the results of their operations and their cash flows for their each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.

/s/    DELOITTE & TOUCHE, LLP

McLean, Virginia

August 13, 2002

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year ended June 30,
	2003	2002	2001
Revenue	$843,138	$681,942	$557,890
Costs and expenses
Direct costs	517,975	421,540	342,235
Indirect costs and selling expenses	242,153	195,167	164,620
Depreciation and amortization	12,604	12,131	8,523
Goodwill amortization	—	—	5,157

Total operating expenses	772,732	628,838	520,535
Income from operations	70,406	53,104	37,355
Interest (income) expense, net	(1,374)	1,622	3,315

Income before income taxes	71,780	51,482	34,040
Income taxes	27,069	19,558	13,275

Income from continuing operations	44,711	31,924	20,765
Discontinued operations
Loss from operations from discontinued Marketing Systems Group (less applicable income tax benefit of $128 and $6)	—	(209)	(9)
Gain (loss) on disposal of Marketing Systems Group including provision of $284 and $0 for operating losses during phase-out period (less applicable income tax benefit of $766 and income tax of $855)	—	(1,250)	1,545

Net Income	$44,711	$30,465	$22,301

Earnings per common and common equivalent share:
Average shares outstanding	28,647	24,992	22,634
Basic:
Income from continuing operations	$1.56	$1.28	$0.92
Loss from discontinued operations	0.00	(0.01)	0.00
(Loss) Gain on disposal	0.00	(0.05)	0.07

Net Income	$1.56	$1.22	$0.99

Average shares and equivalent shares outstanding	29,425	25,814	23,056
Diluted:
Income from continuing operations	$1.52	$1.24	$0.90
Loss from discontinued operations	0.00	(0.01)	0.00
(Loss) Gain on disposal	0.00	(0.05)	0.07

Net Income	$1.52	$1.18	$0.97

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except per share numbers)

	June 30,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$73,735	$131,049
Marketable securities	15,291	20,019
Accounts receivable
Billed	179,202	137,296
Unbilled	18,891	10,482

Total accounts receivable	198,093	147,778
Deferred income taxes	462	364
Prepaid expenses and other	10,329	6,919

Total current assets	297,910	306,129

Property and equipment, net	18,634	14,973
Accounts receivable, long-term	8,083	8,198
Goodwill	182,313	124,219
Other assets	18,715	15,168
Intangible assets	36,395	10,228
Deferred income taxes	—	1,749

Total assets	$562,050	$480,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable, current	$4,558	$8,667
Accounts payable	20,739	6,482
Other accrued expenses	32,569	20,448
Accrued compensation and benefits	44,460	33,644
Income taxes payable	12,999	4,648
Deferred income taxes	—	3,476

Total current liabilities	115,325	77,365

Notes payable, long-term	—	26,500
Deferred rent expenses	4,463	1,624
Deferred income taxes	6,108	125
Other long-term obligations	14,619	7,891
Shareholders’ equity
Common stock $.10 par value, 80,000 shares authorized, 36,509 and 36,195 shares issued, respectively	3,651	3,620
Capital in excess of par	204,144	197,354
Retained earnings	234,474	189,763
Accumulated other comprehensive income (loss)	388	(2,561)
Treasury stock, at cost (7,774 and 7,772 shares, respectively)	(21,122)	(21,017)

Total shareholders’ equity	421,535	367,159

Total liabilities and shareholders’ equity	$562,050	$480,664

See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended June 30,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,711	$30,465	$22,301
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	12,604	12,255	14,143
Loss (gain) on sale of property and equipment	5	5	(15)
Provision for deferred income taxes	1,824	(5,410)	1,837
Loss (gain) on disposal of business	—	966	(1,545)
Changes in operating assets and liabilities, net of effect of business combinations
Increase in accounts receivable	(22,595)	(6,226)	(9,870)
(Increase) decrease in prepaid expenses and other assets	(8,706)	781	(5,509)
Increase (decrease) in accounts payable and accrued expenses	19,064	(10,408)	2,820
Increase in accrued compensation and benefits	7,335	3,848	1,986
Increase (decrease) in deferred rent expenses	3,441	(5)	153
Increase in income taxes payable	11,519	11,820	363
Increase in deferred compensation and other long term liabilities	6,686	2,952	2,498

Net cash provided by operating activities	75,888	41,043	29,162

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,172)	(8,185)	(8,717)
Purchase of businesses, net of cash acquired	(107,733)	(45,445)	(29,404)
Proceeds from sale of business	—	3,500	1,481
Proceeds from sale of property and equipment	11	24	19
Purchases of marketable securities	(10,281)	(20,019)	—
Proceeds from sale of marketable securities	15,009	—	—
Other assets	1,922	(898)	1,578

Net cash used in investing activities	(113,244)	(71,023)	(35,043)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds under line of credit	6,372	319,372	208,763
Payments under line of credit	(31,372)	(343,260)	(188,138)
Proceeds from exercise of stock options	3,603	8,113	3,142
Net proceeds from secondary stock offering	—	161,475	—
Debt issuance cost	—	(405)	—
Purchase of common stock for treasury	(105)	(83)	(7,272)

Net cash (used in) provided by financing activities	(21,502)	145,212	16,495
Effect of exchange rate on cash and cash equivalents	1,544	975	(703)

Net (decrease) increase in cash and cash equivalents	(57,314)	116,207	9,911
Cash and cash equivalents, beginning of year	131,049	14,842	4,931

Cash and cash equivalents, end of year	$73,735	$131,049	$14,842

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$14,946	$13,024	$8,768

Cash paid for interest	$1,213	$2,275	$3,304

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Common stock		Capital in excess of par	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Total Shareholders’ equity
	Shares	Amount				Shares	Amount
BALANCE, June 30, 2000	30,014	$3,001	$18,216	$136,997	$(2,584)	7,052	$(13,662)	$141,968
Net income	—	—	—	22,301	—	—	—	22,301
Currency translation adjustments	—	—	—	—	(1,902)	—	—	(1,902)
Exercise of stock options (including $1,967 income tax benefit)	558	56	5,053	—	—	716	(7,272)	(2,163)

BALANCE, June 30, 2001	30,572	3,057	23,269	159,298	(4,486)	7,768	(20,934)	160,204
Net income	—	—	—	30,465	—	—	—	30,465
Accumulated other comprehensive income					1,925			1,925
Net proceeds from secondary offering	4,888	489	160,986					161,475
Exercise of stock options (including $5,060 income tax benefit)	735	74	13,099	—	—	4	(83)	13,090

BALANCE, June 30, 2002	36,195	3,620	197,354	189,763	(2,561)	7,772	(21,017)	367,159
Net income	—	—	—	44,711	—	—	—	44,711
Accumulated other comprehensive income	—	—	—	—	2,949	—	—	2,949
Exercise of stock options (including $3,218 income tax benefit)	314	31	6,790	—	—	2	(105)	6,716

BALANCE, June 30, 2003	36,509	$3,651	$204,144	$234,474	$388	7,774	$(21,122)	$421,535

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year ended June 30,
	2003	2002	2001
Net income	$44,711	$30,465	$22,301
Currency translation adjustment	2,653	2,221	(1,902)
Fair value of interest rate swap	296	(296)	—

Comprehensive income	$47,660	$32,390	$20,399

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

The Company is an international information systems and high technology services corporation. It delivers information technology and communications solutions through four areas of expertise or service offerings: systems integration, managed network services, knowledge management and engineering services. The Company provides these services in support of U.S. national defense, intelligence and civilian agencies, agencies of foreign governments, state and local governments, and commercial enterprises.

The Company’s operations are subject to certain risks and uncertainties including, among others, the dependence on contracts with federal government agencies, dependence on revenues derived from contracts awarded through competitive bidding, existence of contracts with fixed pricing, dependence on subcontractors to fulfill contractual obligations, dependence on key management personnel, ability to attract and retain qualified employees, ability to successfully integrate acquired companies, and current and potential competitors with greater resources.

Principles of Consolidation

The consolidated financial statements include the statements of CACI International Inc and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates its revenue from three different types of contractual arrangements: cost-plus-fee contracts; time and materials contracts; and fixed price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus an estimate of the applicable fees earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion of the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered plus expenses incurred.

The Company has four basic categories of fixed price contracts; fixed unit price; fixed price-level of effort; fixed price-completion; and fixed price-license. Revenue on fixed unit price contracts, where specified units of output under service arrangements are delivered, is recognized as units are delivered based on the specified price per unit. Revenue on fixed unit price maintenance contracts is recognized ratably over the length of the service period. Revenue for fixed price level of effort contracts is recognized based upon the number of units of labor actually delivered multiplied by the agreed rate for each unit of labor.

A significant portion of the Company’s fixed price-completion contracts involve the design and development of complex, client systems. For these contracts that are within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs. For fixed price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized ratably over the service period. The Company’s fixed price license agreements and related services contracts are primarily executed in its international operations. As the agreements to deliver software require

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

significant production, modification or customization of software, revenue is recognized using the contract accounting guidance of SOP 81-1. For agreements to deliver data under license and related services, revenue is recognized as the data is delivered and services are performed. Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined.

The Company’s U.S. Government contracts (approximately 92.2% of total revenue in 2003) are subject to subsequent government audit of direct and indirect costs. The majority of such incurred cost audits have been completed through June 30, 2001. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.

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

	June 30,
(dollars in thousands)	2003	2002
Equipment and furniture	$41,525	$33,390
Leasehold improvements	12,085	7,074

Property and equipment, at cost	53,610	40,464
Less accumulated depreciation and amortization	(34,976)	(25,491)

Total property and equipment, net	$18,634	$14,973

During 2003, the Company wrote off approximately $3.0 million of fully depreciated assets and the related accumulated depreciation.

Capitalized Software Costs

Costs incurred internally in creating a computer software product to be sold or licensed are charged to expense when incurred as research and development until technological feasibility has been established for the software. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working software version. Thereafter, all such software development costs are capitalized and subsequently reported at the lower of unamortized cost or estimated net realizable value. Capitalized costs are amortized based on current and future revenue for each product with annual minimum amortization equal to the straight-line amortization over the remaining estimated economic life of the product, which ranges from three to five years.

Goodwill

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized against earnings, but instead reviewed periodically for impairment. The Company elected to adopt SFAS No. 142 effective July 1, 2001, and as a result, amortization of goodwill was discontinued. Annually, the Company performs a fair value analysis of its reporting units using valuation techniques prescribed in SFAS No. 142. Based on the analysis performed as of June 30, 2003 and 2002, the Company determined that there were

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

no indications of goodwill impairment. A reconciliation of previously reported net income and earnings per share with the amounts adjusted for the exclusion of goodwill amortization net of related income tax effects follows (in thousands).

	Year Ended June 30,
	2003	2002	2001
Reported net income	$44,711	$30,465	$22,301
Goodwill amortization (net of tax)	—	—	3,146

Adjusted net income	$44,711	$30,465	$25,447

Basic Earnings Per Share:
Reported EPS-Basic	$1.56	$1.22	$0.99
Goodwill amortization (net of tax)	—	—	0.13

Adjusted Basic EPS	$1.56	$1.22	$1.12

Diluted Earnings Per Share:
Reported EPS-Diluted	$1.52	$1.18	$0.97
Goodwill amortization (net of tax)	—	—	0.13

Adjusted Diluted EPS	$1.52	$1.18	$1.10

Intangible Assets

Intangible assets related to contracts and programs acquired are as follows:

	June 30, 2003		June 30, 2002
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts and related customer relationships	$39,973	$4,483	$11,800	$1,828
Covenants not to compete	380	121	300	44
Other	717	71	—	—

	$41,070	$4,675	$12,100	$1,872

Intangible assets are being amortized over periods ranging from 12 to 120 months based on their estimated useful lives. Amortization expense for the fiscal years ended June 30, 2003 and June 30, 2002 was approximately $2.8 million and $1.2 million, respectively. Future amortization expense related to intangible assets is expected to be $5.2 million, $4.9 million, $4.8 million, $4.6 million and $4.0 million for the fiscal years ending June 30, 2004, 2005, 2006, 2007 and 2008 respectively, unless the Company acquires additional identifiable intangible assets in the future.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards.

U.S. income taxes have not been provided for with respect to $33.3 million in undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. If such earnings were distributed to the United States, certain foreign tax credits would be available to reduce the associated tax liability.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at the exchange rate in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The Company’s primary practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency fluctuations. The net effect of such translation gains and losses is not included in determining net income, but is accumulated as a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in determining net income, but are insignificant. These costs are included as indirect costs and selling expenses within the Company’s Consolidated Statements of Operations.

Earnings Per Share

SFAS No. 128 Earnings Per Share requires dual presentation of basic and diluted earnings per share on the face of the Consolidated Statements of Operations. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. The chart below shows the calculation of basic and diluted earnings per share for the years June 30, 2003, 2002 and 2001, respectively:

	Years Ended June 30,
(amounts in thousands, except per share amounts)	2003	2002	2001
Net income	$44,711	$30,465	$22,301
Weighted average number of basic shares outstanding during the period	28,647	24,992	22,634
Dilutive effect of stock options after application of treasury stock method	778	822	422

Weighted average number of diluted shares outstanding during the period	29,425	25,814	23,056

Basic earnings per share	$1.56	$1.22	$0.99

Diluted earnings per share	$1.52	$1.18	$0.97

Fair Value of Financial Instruments

The carrying amounts of the Company’s accounts receivables, accounts payable and accrued expenses approximate their fair value. The lines of credit have floating interest rates that vary with current indices and, as such, the recorded value approximates fair value.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements in order to conform to the current presentation.

New Accounting Pronouncements

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value of method of APB Opinion No. 25, Accounting for Stock Issued to Employees.

The Company currently accounts for stock options using the intrinsic value method in accordance with APB Opinion No. 25, as interpreted by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees and directors for the years ended June 30, 2003, 2002 and 2001 respectively. If stock options granted during these years had been accounted for based on their fair value as determined under SFAS No. 123, the pro forma earnings would have been as follows:

	Years Ended June 30,
(dollars in thousands, except per share amounts)	2003	2002	2001
Reported net income	$44,711	$30,465	$22,301
Stock-based compensation costs that would have been included in the determination of reported net income, if the fair value method was applied to all awards, (net of tax)	(4,726)	(4,178)	(1,908)

Pro forma net income	$39,985	$26,287	$20,393

Basic earnings per share:
Reported earnings per share	$1.56	$1.22	$0.99
Stock-based compensation costs (net of tax)	(0.16)	(0.17)	(0.08)

Pro forma earnings per share	$1.40	$1.05	$0.91

Diluted earnings per share:
Reported earnings per share	$1.52	$1.18	$0.97
Stock-based compensation costs (net of tax)	(0.16)	(0.16)	(0.08)

Pro forma earnings per share	$1.36	$1.02	$0.89

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The weighted average fair value of options granted during years ended June 30, 2003, 2002 and 2001 was $20.33, $10.00 and $4.12, respectively. The fair value of each option granted is estimated on the grant date using a fair-value option pricing model. These pro forma results may not be indicative of future results due to the potential grants vesting and other factors. The following significant assumptions were made in estimating fair value:

	For the year ended June 30,
	2003	2002	2001
Risk-free interest rates	3.05% - 4.08%	3.66% - 4.87%	4.76% - 6.12%
Expected life in years	5	5	5
Expected volatility	47.04% - 65.09%	37.94% - 53.25%	33.35% - 38.61%
Expected dividends	—	—	—

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS No. 146) which requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs, including severance costs, were accrued upon managements’ commitment to an exit plan, which is generally before an actual liability has been incurred. The Company does not believe that SFAS No. 146 will have a material effect on its financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation). The Interpretation requires certain guarantees to be recorded at fair value, differing from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation’s disclosure requirements became effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not believe it has entered into any guarantees that fall within the guidance of the Interpretation other than the subcontract agreement disclosed in Note 10 to the Consolidated Financial Statements.

In November 2002, the Emerging Issues Task Force (“EITF”) issued a final consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“Issue 00-21”). Issue 00-21 provides guidance on how and when to recognize revenues from arrangements requiring delivery of more that one product or service. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. To the extent that a deliverable is part of an arrangement that is within the scope of other existing higher-level authoritative literature, Issue 00-21 does not apply. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that this EITF issue will have a material effect on its results of operations and financial position.

In May 2003, the EITF reached a consensus on Issue No. 01-8, Determining Whether an Arrangement Contains a Lease (“Issue 01-8”). The FASB ratified this consensus in May 2003. Issue 01-8 provides guidance on how to identify a lease in an arrangement that also provides for the delivery of other goods or services by the seller (lessor), such as outsourcing arrangements. The provisions of Issue 01-8 apply to arrangements entered into on or after July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company does not believe that this EITF issue will have a material effect on its results of operations and financial position.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 2.    CASH AND CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES

The Company considers all investments with an original maturity of three months or fewer on their trade date to be cash equivalents. The Company classifies investments with an original maturity of more than three months but less than twelve months on their trade date as short-term marketable securities. To date, marketable securities have been classified as available-for-sale and have been carried at fair value with any unrealized gains and losses reported as a separate component of comprehensive income. The fair value of marketable securities was determined based on quoted market prices at the reporting date for those instruments. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends. To date there have been no realized or unrealized gains or losses. The Company’s cash and cash equivalents and short-term marketable securities at June 30, 2003, and June 30, 2002, consisted of the following (cost approximated fair value):

(dollars in thousands)	2003 Cash and Cash Equivalents	2003 Short-term Marketable Securities	2002 Cash and Cash Equivalents	2002 Short-term Marketable Securities
Certificate of Deposit	$—	$5,148	$—	$5,010
Money Market Funds	48,553	—	117,256	—
Municipal Securities	—	10,143	—	15,009
Cash	25,182	—	13,793	—

Total	$73,735	$15,291	$131,049	$20,019

NOTE 3.    CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The costs for software development capitalized and amortized for the years ended June 30, 2003, 2002 and 2001, included in the Consolidated Balance Sheets as other assets, were as follows:

(dollars in thousands)	2003	2002	2001
Annual activity
Balance, beginning of year	$3,891	$7,118	$4,269
Capitalized during year	47	671	4,383
Amortized during year	(2,024)	(3,898)	(1,534)

Balance, end of year	$1,914	$3,891	$7,118

NOTE 4.    ACCOUNTS RECEIVABLE

Total accounts receivable are net of allowance for doubtful accounts of approximately $3,390,000 and $3,255,000 at June 30, 2003 and 2002, respectively. Accounts receivable are classified as follows:

(dollars in thousands)	2003	2002
Billed receivables
Billed receivables	$156,012	$120,354
Billable receivables at end of period	23,190	16,942

Total billed receivables	179,202	137,296

Unbilled receivables
Unbilled pending receipt of contractual documents authorizing billing	18,891	10,482
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	8,083	8,198

Total unbilled receivables	26,974	18,680

Total accounts receivable	$206,176	$155,976

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 5.    NOTE PAYABLE

On February 4, 2002, the Company replaced its existing credit facility with a new five-year unsecured credit agreement which permits borrowings of up to $185 million with a sublimit of $75 million of borrowings each year for acquisitions. The new agreement permits similar borrowing options and interest rates as those offered by the prior agreement. The current applicable interest rate is at LIBOR plus a margin of 0.75%. In addition, the Company pays a fee on the unused portion of the facility. The margin rate and unused portion fee are determined quarterly based on leverage, net worth and fixed charge coverage ratios. In addition, the Company’s bank agreement has covenants that require that the Company operate within certain limits on these same ratios. The Company is currently in compliance with those covenants. Under this agreement, the Company had outstanding borrowings of $25 million at June 30, 2002. The $25 million was paid in full on January 8, 2003, and there were no subsequent borrowings against the credit facility. As of June 30, 2003, the entire $185 million credit line was available for use.

On January 8, 2001, the Company entered into a two year interest rate swap agreement with a notional amount of $25 million under which the Company paid a fixed interest rate of 5.15% plus the applicable spread and received the prevailing LIBOR interest rate, plus applicable spread over the two year term of the swap agreement without the exchange of the underlying notional amounts. On January 8, 2003, the two year term matured and the entire $25 million was paid in full. The Company elected not to renew or enter into any new swap agreements.

The note payable balance of $4.6 million is the result of various acquisitions. In connection with the acquisition of Acton Burnell, Inc., on October 15, 2002, the Company recorded a note payable with a principal amount of $3.0 million. The note bears a 1.75% annual interest rate. In addition, the Company has a $1.5 million note payable related to the December 2, 2000 acquisition of the Federal Systems Business of N.E.T. Federal, Inc. The note on N.E.T. Federal, Inc., is payable on June 30, 2004 and does not accrue interest.

NOTE 6.    INCOME TAXES

The provision (benefit) for income taxes for the years ended June 30, 2003, 2002, and 2001 consists of:

(dollars in thousands)	2003	2002	2001
Current
Federal	$22,012	$20,722	$9,146
State and local	1,910	1,911	498
Foreign	1,323	1,040	1,794

Total current	25,245	23,673	11,438

Deferred
Federal	1,746	(3,757)	1,481
State and local	155	(305)	287
Foreign	(77)	(53)	69

Total deferred	1,824	(4,115)	1,837

Total	$27,069	$19,558	$13,275

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

A reconciliation of the income tax provision and the amount computed by applying the statutory U.S. income tax rate of 35% for the years ended June 30, 2003, 2002, and 2001 is as follows:

(dollars in thousands)	2003	2002	2001
Amount at statutory U.S. rate	$25,123	$18,019	$11,914
State taxes, net of U.S. income tax benefit	1,342	1,023	501
Taxes on foreign earnings at different effective rates	(35)	(208)	(126)
Non-deductible goodwill	—	—	704
Other	639	724	282

Total	$27,069	$19,558	$13,275

Effective tax rate	37.7%	38.0%	39.0%

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities at June 30, 2003 and 2002, are as follows:

(dollars in thousands)	2003	2002
Deferred tax assets
Accrued vacation and other expenses	$5,886	$6,182
Appreciation of options	17	1,565
Accrued post-retirement obligations	4,690	2,737
Deferred rent	16	628
Foreign transactions	316	239
Pension	96	65
Depreciation	1,425	304
Other	115	106

Total deferred tax assets	12,561	11,826

Deferred tax liabilities
Unbilled revenues	(3,251)	(3,835)
401(k)	(2,909)	(3,990)
Capitalized software	(581)	(1,315)
Goodwill and other intangibles	(8,850)	(4,185)
Change in accounting method for accrued expenses	(2,616)	—
Other	—	11

Total deferred tax liabilities	(18,207)	(13,314)

Net deferred tax liability	$(5,646)	$(1,488)

The Company is currently under examination by the State of Indiana. The examination is for the period beginning June 30, 1991 and ending June 30, 2000 and focuses on whether the Company established a taxable presence in Indiana during the examination period. Management of the Company believes that it has not established a taxable presence and will contest the State’s conclusion vigorously. While the outcome of the examination is uncertain, the Company estimates the range of exposure to be between $0 and $1.5 million. The Company does not believe the outcome will have a material adverse effect on its financial statements.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 7.    STOCK INCENTIVE PLAN

In 1996, the Company’s shareholders approved an Employee Stock Incentive Plan (the “1996 Plan”), which replaced a 1986 Plan that expired. The 1996 Plan permits the award of incentive and non-qualified stock options and stock grants to officers, employees and directors of the Company. The 1996 Plan limited total awards and stock grants to 1,500,000 shares over the life of the 1996 Plan. In November 2000, the shareholders approved an amendment to add 550,000 more shares to the 1996 Plan. In December 2001, the Company declared a 100% stock dividend, the equivalent of a stock split on a two for one basis. Pursuant to its provisions, the 1996 Plan was adjusted to reflect the impact of such stock dividend. With respect to outstanding option grants, such adjustment was effected by doubling the number of options granted and reducing the exercise price by half. At their meeting in November 2002, the shareholders approved an increase of 1,850,000 shares to the 1996 plan, bringing the total shares available to 5,950,000. As adjusted for the stock dividend, options for 5,198,040 shares have been granted under the 1996 Plan through June 30, 2003. With certain exceptions, one-third of the shares granted in conjunction with any award under the 1996 Plan become exercisable each year over a three year period, beginning one year from the date of grant. Of the total shares granted, 956,526 have been forfeited by grantees.

Under the 1996 Plan, options lapse and are no longer exercisable if not exercised within ten years of the date of grant. Grantees whose CACI employment has been terminated have 60 days after their termination date to exercise options that are then exercisable or forfeit their right to the options. Options that are not yet exercisable as of the date of termination are forfeited by the terminating employee and become available for future grants under the plan.

All awards granted under the 1996 Plan to date have been in the form of non-qualified stock options. The exercise prices of all such grants have been set at the price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for stock option grants as the Company accounts for its stock option grants using the guidance in APB No. 25.

Stock option activity and price information regarding the Plans follows:

(shares in thousands)	Number of Shares	Exercise Price $	Weighted Average Exercise Price $
Shares under option, June 30, 2000	2,414	0.94 - 12.72	8.31
Granted	818	8.47 - 19.10	10.16
Exercised	(560)	0.94 - 11.19	5.62
Expired	(8)	0.94 - 9.41	5.23
Forfeited	(438)	0.94 - 12.72	6.58

Shares under option, June 30, 2001	2,226	7.50 - 19.10	10.07
Granted	926	20.07 - 37.10	23.21
Exercised	(735)	7.50 - 30.15	11.16
Forfeited	(11)	9.94 - 11.19	10.33

Shares under option, June 30, 2002	2,406	7.50 - 37.10	14.77
Granted	507	36.13 - 38.68	36.65
Exercised	(314)	8.16 - 21.40	11.42
Forfeited	(16)	9.94 - 36.13	24.30

Shares under option, June 30, 2003	2,583	7.50 - 38.68	19.40

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(shares in thousands)	Number of Shares	Exercise Price $	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life
Shares under option, June 30, 2003	300	7.50 - 8.47	7.89	5.46
	575	9.25 - 9.94	9.79	6.65
	309	10.00 - 11.88	11.08	6.36
	730	12.38 - 21.40	20.87	7.99
	133	21.80 - 31.67	28.30	8.06
	536	33.00 - 38.68	36.69	9.05

	2,583	7.50 - 38.68	19.40	7.43

Options exercisable, June 30, 2003	266	7.50 - 8.47	7.82
	213	9.25 - 10.00	8.84
	137	11.00 - 11.88	11.13
	338	12.38 - 21.80	20.75
	127	27.05 - 38.68	33.48

	1,081	7.50 - 38.68	15.70

NOTE 8.    EMPLOYEE BENEFIT PLANS

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

The Company maintains a non-qualified, defined contribution plan, the CACI International Inc Group Executive Retirement Plan, which is available to certain executives. Executives at the vice president level and above may voluntarily defer up to 50% of their cash compensation in a plan year, thus deferring income taxes on the amount they contribute until they terminate their interest in the plan through retirement or termination of their employment. For executives who participate in the Plan, and whose annual compensation exceeds the statutory limit of the qualified plan (currently $200,000 per year), the Company contributes 5% of such excess to the participant’s account in the Group Executive Retirement Plan. Each participant is fully vested immediately in his voluntary deferrals. The Company contributions vest 20% per year over a five year period from the date of first participation in the Plan.

The total consolidated expenses for the Company’s contributions to the 401(k) plan and the Group Executive Retirement Plan for the years ended June 30, 2003, 2002 and 2001 were $8,441,000, $6,454,000 and $4,820,000, respectively. The Company funds the costs of the qualified plans as they accrue.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 9.    OTHER LONG-TERM OBLIGATIONS

The Company has established retirement benefit plans for certain employees and executives. At June 30, 2003 and 2002, respectively, the balances of the obligations by category are as follows:

(dollars in thousands)	2003	2002
Accrued post-retirement obligations:
Long-Term Care	$189	$—
Group Health Plan	346	326
Executive Life	229	240
Deferred Compensation	12,693	6,941

Total accrued post-retirement obligations	13,457	7,507
Other long-term obligations	1,162	384

Total	$14,619	$7,891

Long-Term Care.    The Company has agreed to provide Long Term care coverage for the President and CEO, his wife, and a former Company executive and board member.

Group Health Plan.    The Company has provided for medical and dental benefit coverage to certain eligible employees, both former and active, and their dependents. The accumulated post-retirement benefit obligation represents the estimated present value of future claims by participants under this plan.

Executive Life.    In accordance with certain agreements, the Company maintains life insurance policies covering certain officers, both former and active. The cost of the insureds’premiums is treated as compensation expense.

Deferred Compensation.    Effective July 1, 2000, the Company established the CACI International Inc Group Executive Retirement Plan described in Note 8. Upon termination or retirement, account balances are paid to participants as taxable income. The Company maintains investment assets to offset the obligations under the deferred compensation plan. The investment assets are classified as trading securities and the changes in the value of the assets are classified in the Statement of Operations. The investment assets are included within other assets in the Consolidated Balance Sheets.

Other Long-Term Obligations.    These obligations include deferred income, non-qualified pension payables, sublease security deposits, payments due to certain founders of Questech, Inc., under confidential agreements, as well as capital lease payables.

NOTE 10.    COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire primarily over the next nine years.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following is a schedule of future minimum lease payments under non-cancelable leases with a remaining term greater than one year as of June 30, 2003:

Year ended June 30	Operating Leases (dollars in thousands)
2004	$21,571
2005	20,581
2006	17,347
2007	15,655
2008	12,901
Thereafter	17,324

Total minimum lease payments	$105,379

Operating leases reflect the minimum lease payments net of a minimal amount of sub-lease income. Rent expense incurred from operating leases for the years ended June 30, 2003, 2002 and 2001 totaled approximately $19,882,000, $16,463,000, and $13,750,000, respectively.

Other Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts over a four year period ending in fiscal year 2006. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available. Based upon that expectation, unit costs incurred to date have been recognized in “Other Direct Costs” at such lowest unit cost. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be approximately $350,000, which has not been recorded in the Company’s financial statements as of June 30, 2003.

NOTE 11.    BUSINESS ACQUISITIONS

2003 Acquisitions

On August 16, 2002, the Company acquired substantially all of the assets of the Government Solutions Division of Condor Technology Solutions, Inc. (“Condor”). The acquired Condor business complements the Company’s systems integration, knowledge management, data mining and purchasing systems solutions for federal clients. The total cash paid for Condor was $16.2 million. Approximately $10.3 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $1.2 million estimated fair value of net assets acquired and the $4.7 million value assigned to identifiable intangible assets. The Company is amortizing substantially all such identifiable intangible assets over a period of ten years. Condor contributed revenue of $15.2 million for the period from August 16, 2002 to June 30, 2003.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

On October 16, 2002, the Company acquired all of the outstanding capital stock of Acton Burnell, Inc., an information technology company providing systems integration, knowledge management, manpower readiness and training, and financial systems solutions for the federal government. The total purchase price for Acton Burnell, Inc., was $29.7 million, of which $26.7 million has been paid. Under the terms of the agreement, the Company will pay the balance of $3.0 million plus interest at the first anniversary date of the acquisition. This has been accrued for in the current portion of notes payable at June 30, 2003. Approximately $17.9 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $7.9 million estimated fair value of net assets acquired, the $6.3 million value assigned to identifiable intangible assets, and deferred tax liabilities related to identifiable intangible assets of $2.4 million. The Company is amortizing substantially all such identifiable intangible assets over a period of ten years. Acton Burnell, Inc. contributed revenue of $26.4 million for the period from October 16, 2002 to June 30, 2003.

On February 28, 2003, the Company purchased all of the outstanding capital stock of Applied Technology Solutions of Northern Virginia, Inc. (“ATS”), an information technology company serving clients in the national intelligence community. The total cash paid for ATS was $13.1 million. Approximately $9.6 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $1.3 million estimated fair value of net assets acquired and the $2.2 million value assigned to identifiable intangible assets. The Company is amortizing substantially all such identifiable intangible assets over a weighted average life of seven years. ATS contributed revenue of $2.7 million for the period from February 28, 2003 to June 30, 2003. The Company has made a 338(h)(10) election related to the ATS acquisition, which allows the acquisition to be treated as an asset purchase for income tax purposes.

On May 15, 2003, the Company acquired substantially all of the assets of Premier Technology Group, Inc. (“PTG”). PTG, headquartered in Fairfax, Virginia, provided professional services to clients in the Department of Defense and the intelligence community. The total purchase price for PTG was $49.0 million, of which $45.6 million has been paid. The balance of $3.4 million will be paid in the form of earn out payments tied to the continuation of existing business and will be recorded, if earned, as additional goodwill. The timing of this payment is contingent upon the receipt of authorized funding from the federal government. The earn out payments have not been accrued at June 30, 2003 as the contingencies are not resolved. Approximately $18.6 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $12.3 million estimated fair value of net assets acquired and the $14.7 million value assigned to identifiable assets. The Company is amortizing substantially all such identifiable intangible assets over a period of one to eight years. PTG contributed revenue of $5.2 million for the period from May 15, 2003 to June 30, 2003.

On June 6, 2003, the Company acquired all of the outstanding capital stock of Rochester Information Systems Ltd (“RISys”), an United Kingdom company, which specializes in the development and implementation of enterprise information solutions for the UK Public Sector, especially Health, Education and Local Government. The maximum total price for the company will be $2.9 million, of which $2.0 million has been paid. Under the terms of the agreement, the Company will pay the balance of the consideration provided that RISys meets certain agreed upon performance targets for the 24 months following acquisition. Approximately $1.7 million of the initial purchase price has been allocated to goodwill based on the excess of the purchase price over the fair value of net assets of $271,000. These net assets comprise identifiable intangible assets of $531,000 less $260,000 net liabilities assumed. The Company is amortizing all such identifiable intangible assets over periods of up to 10 years. RISys contributed revenue of $126,000 for the period from June 6, 2003 until June 30, 2003.

These acquisitions resulted in an increase of approximately $58.1 million in the Company’s goodwill balance reported on the Consolidated Balance Sheets.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

2002 Acquisitions

On November 1, 2001, the Company purchased all of the outstanding capital stock of DSIC for $47.0 million. The $47.0 million payment was financed through the Company’s existing credit facility. The acquired business implements ERP systems, including large-scale financial and human resource systems, and e-procurement applications; develops client/server and web-enabled applications; operates an enterprise networking and information assurance practice; solves complex business problems with a recognized process modeling and simulation methodology; and provides acquisition/program management consulting services, primarily to the federal government. As part of this acquisition, 498 employees joined the Company. Approximately $23.0 million of the purchase consideration has been allocated to goodwill, based upon the excess of the purchase price over the $15.9 million estimated fair value of net tangible assets and the $8.1 million assigned to intangible assets acquired. The Company is amortizing these intangible assets over a period of three to ten years. DSIC contributed revenue of $40.3 million for the period from November 1, 2001 to June 30, 2002.

2001 Acquisitions

On December 2, 2000, the Company completed its acquisition of the federal services business and related assets (the “Federal Services Business”) of N.E.T. Federal, Inc., a subsidiary of Network Equipment Technologies, Inc. The total consideration paid by the Company was $25.0 million in cash at the time of the acquisition plus an additional $2.0 million paid within one year after purchase. Based on achievement of certain milestones, payments aggregating to $11.5 million of additional consideration were made through June 30, 2003, and additional payments of up to $1.5 million may be made based upon achievement of other milestones. The purchase was financed from the Company’s line of credit. The acquired business provides secure network services offerings including network engineering and design, implementation, installation and integration, as well as network maintenance and management. As part of this acquisition, 188 employees joined CACI. Approximately $19.3 million of the purchase consideration has been allocated to goodwill based upon the excess of the purchase price over the estimated fair value of net assets acquired. The Federal Services Business contributed revenue of $27.6 million for the period from December 2, 2000 to June 30, 2001.

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

Pro Forma Information (unaudited)

The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations of the Company for the years ended June 30, 2003, 2002 and 2001 as if the above-mentioned acquisitions had occurred at the beginning of both the year of acquisition and the year prior to the acquisition. This unaudited pro forma information does not purport to be indicative of the actual financial position or the results that would actually have occurred if the combinations had been in effect for the years ended June 30:

(dollars in thousands, except per share amounts)	2003	2002	2001
Revenue	$900,642	$810,239	$639,874
Net income	47,769	38,682	29,269
Diluted earnings per share	1.62	1.50	1.30

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 12.    BUSINESS SEGMENT INFORMATION

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide information technology and communications solutions through all four of the Company’s major service offerings: systems integration, managed network services, knowledge management and engineering services. Its customers are primarily U.S. federal agencies, however, it does serve a number of agencies of foreign governments and customers in the commercial and state and local sectors and places employees in locations around the world in support of these clients. International operations offer services to both commercial and government customers primarily through the Company’s systems integration line of business. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements. The Company evaluates the performance of its operating segments based on income (loss) before income taxes. Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The “Other” column includes the elimination of intersegment revenue and corporate related items. Corporate assets, consisting primarily of property and equipment, are reported in the “Other” column. The operating segments’ income (loss) and corporate related amounts total the amount presented as income before taxes in the Consolidated Statements of Operations. Prior year’s segment information has been restated in order to provide for consistent presentation with the current year and the information related to the discontinued operations has been excluded from this presentation.

(dollars in thousands)	Domestic Operations	International Operations	Other	Total
Year Ended June 30, 2003
Revenue from external customers	$802,757	$40,381	$—	$843,138
Pre-tax income (loss)	80,469	4,449	(13,138)	71,780
Total assets	508,155	43,098	10,797	562,050
Capital expenditures	10,343	566	1,263	12,172
Depreciation and amortization	9,696	961	1,947	12,604

Year Ended June 30, 2002
Revenue from external customers	$641,386	$40,368	$188	$681,942
Pre-tax income (loss)	54,162	5,274	(7,954)	51,482
Total assets	429,876	37,785	13,003	480,664
Capital expenditures	6,125	360	1,568	8,053
Depreciation and amortization	8,844	1,204	2,083	12,131

Year Ended June 30, 2001
Revenue from external customers	$510,995	$46,702	$193	$557,890
Pre-tax income (loss)	33,222	5,791	(4,973)	34,040
Total assets	240,602	33,430	10,699	284,731
Capital expenditures	11,696	790	1,711	14,197
Depreciation and amortization	10,169	1,688	1,823	13,680

Although for purposes of promoting an understanding of the Company’s complex business, the four areas of service offerings, systems integration, managed network services, knowledge management and engineering services, are discussed, the Company does not manage its business nor allocate capital resources based upon those service offerings. Furthermore, the underlying accounting and forecasting systems are not designed to capture key financial information such as revenue, costs and capital expenditures by such service offerings because these offerings cut across all divisions of the operations. Therefore, it is impractical for the Company to report revenue by the four service offerings.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Major Customers.    The Company earned approximately 92%, 91% and 85% of its revenue from the U.S. Government for the years ended June 30, 2003, 2002 and 2001, respectively. For the year ended June 30, 2003, we had one contract for technical engineering, fabrication and operations support for the United States Army that accounted for 10.2% of total revenue. In addition, 11.2% of the 2003 revenue was derived from contracts with the United States Department of Justice. Revenue by customer sector for the three years ended June 30, 2002 was as follows:

(dollars in thousands)	2003	%	2002	%	2001	%
Department of Defense	$536,269	63.6%	$433,927	63.7%	$325,118	58.3%
Federal Civilian	241,490	28.6%	184,392	27.0%	149,205	26.7%
Commercial	51,414	6.1%	49,369	7.2%	61,029	11.0%
State & local	13,965	1.7%	14,254	2.1%	22,538	4.0%

Total	$843,138	100.0%	$681,942	100.0%	$557,890	100.0%

Geographic Information.    Revenue is attributed to geographic areas based on the location of the assets producing the revenue. The international operations amounts consist primarily of product and systems integration sales in the United Kingdom. Financial information relating to the Company’s operations by geographic area is as follows:

(dollars in thousands)	2003	2002	2001
Revenue
Domestic Operations	$802,757	$641,574	$511,188
International Operations	40,381	40,368	46,702

	$843,138	$681,942	$557,890

Identifiable Assets
Domestic Operations	$518,952	$442,879	$251,301
International Operations	43,098	37,785	33,430

	$562,050	$480,664	$284,731

NOTE 13.    DISCONTINUED OPERATIONS

On January 6, 2002, the Company completed the sale of the net assets of its domestic Marketing Systems Group to Environmental Research Systems Institute, Inc’s subsidiary, ERSI Business Information Solutions, for $3.5 million. This resulted in a net after tax loss for the Company of $1.3 million. Included in the loss was a net after tax loss from discontinued operations of $284,000 for the period from October 31, 2001 to January 6, 2002. Revenue from discontinued operations was $1.9 million for the year ended June 30, 2002.

NOTE 14.    SUBSEQUENT EVENTS

On September 23, 2003, the Company announced it had signed a definitive agreement to acquire all of the outstanding shares of C-CUBED Corporation. C-CUBED, headquartered in Springfield, Virginia, provides specialized services in support of C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance) initiatives to clients in the DoD, federal civilian, and intelligence communities. The transaction is anticipated to close during the month of October.

NOTE 15.    COMMON STOCK DATA (UNAUDITED)

On November 7, 2001, the Company’s Board of Directors declared a one hundred percent stock dividend. This dividend was payable on December 6, 2001 to shareholders of record on November 30, 2001. Accordingly,

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

the number of shares of common stock outstanding, earnings per share, and the number of shares used in the calculation of earnings per share all have been restated to retroactively reflect that dividend.

The ranges of high and low sales prices for the Registrant’s stock each quarter during fiscal years 2003 and 2002 were as follows:

	2003		2002
Quarter	High	Low	High	Low
1st	$39.840	$27.450	$28.425	$16.600
2nd	$43.100	$32.550	$43.500	$25.510
3rd	$38.200	$29.810	$42.990	$30.800
4th	$35.500	$30.000	$40.630	$27.430

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

(dollars in thousands, except per share)	First	Second	Third	Fourth
Year ended June 30, 2003
Revenue	$187,978	$204,511	$222,016	$228,633
Income from operations	14,686	16,800	17,853	21,067

Net Income	$9,375	$10,601	$11,458	$13,277

Basic earnings per share	$0.33	$0.37	$0.40	$0.46

Diluted earnings per share	$0.32	$0.36	$0.39	$0.45

Weighted average shares used in per share computation
Basic	28,445	28,697	28,718	28,727
Diluted	29,304	29,495	29,461	29,441

(dollars in thousands, except per share)	First	Second	Third	Fourth
Year ended June 30, 2002
Revenue	$145,815	$162,329	$182,818	$190,980
Income from operations	11,495	12,352	14,565	14,692
Income from continuing operations	6,726	7,303	8,588	9,307

Net Income	$6,575	$5,995	$8,588	$9,307

Basic Shares
Income from continuing operations	$0.29	$0.31	$0.34	$0.33
Discontinued operations	(0.01)	(0.05)	—	—

Net Income	$0.28	$0.26	$0.34	$0.33

Diluted Shares
Income from continuing operations	$0.28	$0.30	$0.33	$0.32
Discontinued operations	(0.01)	(0.05)	—	—

Net Income	$0.27	$0.25	$0.33	$0.32

Weighted average shares used in per share computation
Basic	22,945	23,464	25,141	28,417
Diluted	23,620	24,337	26,033	29,264

SCHEDULE II

CACI INTERNATIONAL INC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR YEARS ENDED JUNE 30, 2003, 2002 AND 2001

(dollars in thousands)

Description	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2003

Reserves deducted from assets to which they apply: Allowances for doubtful accounts	$3,255	$442	$(790)	$483	$3,390

2002

Reserves deducted from assets to which they apply: Allowances for doubtful accounts	$4,301	$255	$(1,362)	$61	$3,255

2001

Reserves deducted from assets to which they apply: Allowances for doubtful accounts	$2,817	$1,343	$(1,491)	$1,632	$4,301

In 2001, the additions to the reserve of $1.3 million related to our Marketing System Group business both in the United Kingdom (UK) and the United States. The UK portion of this provision was $0.9 million and the U.S. portion was $0.4 million. Of the UK bad debt provision, $0.5 million related to a single contract, GTS/Equador. The Company had been contracted to provide an Interconnect Billing and Accounting System to GTS via a prime contractor, Equador Consulting. Due to issues over the specifications and late delivery, the end client claimed that the Company was in breach of contract. The Company settled with its prime contractor to avoid the costs of a lawsuit. The remaining UK provision applied to bad debt generated from the normal course of business. The U.S. portion of the provision did not relate to a particular contract but rather was derived from a pre-determined formula based on the aging of all receivables. This was consistent with the treatment applied in other years and reported in our filings until the Company sold the U.S. division of the Marketing Systems Group.

The $1.6 million of other charges came primarily from two areas. The Company reclassified an estimated reserve of $1.1 million maintained on various contract receivables that was originally recorded within accrued liabilities but should more properly have been classified as an allowance for doubtful accounts. The Company also acquired an allowance of $0.5 million on receivables from our acquisition of the Federal Services Business of N.E.T. Federal, Inc. in December 2000.

For the year ended June 30, 2003, the Company acquired allowances of $483,000 related to its domestic and international business acquisitions.

Our bad debt provision has had no impact on our revenue recognition policy over the past three years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 26th day of September, 2003.

CACI INTERNATIONAL INC

By:	/s/
J.P London Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date
/s/ J. P. London	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2003

/s/ Stephen L. Waechter	Executive Vice President, Chief Financial officer and Treasurer (Principal Financial Officer)	September 26, 2003

/s/ James D. Kuhn	Senior Vice President and Corporate Controller (Principal Accounting Officer)	September 26, 2003

/s/ Michael J. Bayer	Director	September 26, 2003

/s/ Peter A. Derow	Director	September 26, 2003

/s/ Richard L. Leatherwood	Director	September 26, 2003

/s/ Arthur L. Money	Director	September 26, 2003

/s/ Warren R. Phillips	Director	September 26, 2003

/s/ Charles P. Revoile	Director	September 26, 2003

/s/ William B. Snyder	Director	September 26, 2003

/s/ Richard P. Sulivan	Director	September 26, 2003

/s/ John M. Toups	Director	September 26, 2003

/s/ Larry D. Welch	Director	September 26, 2003