Form 10-Q
period 2003-09-30
CACI INTERNATIONAL INC /DE/
filed 2003-11-14
CIK 16058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of September 30, 2003: CACI International Inc Common Stock, $0.10 par value, 28,926,681 shares.

CACI INTERNATIONAL INC AND SUBSIDIARIES

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2003	2002
Revenue	$235,745	$187,978
Costs and expenses
Direct costs	145,827	114,681
Indirect costs and selling expenses	65,516	55,843
Depreciation and amortization	3,837	2,768

Total operating expenses	215,180	173,292

Operating income	20,565	14,686
Interest income	(348)	(318)

Income before income taxes	20,913	15,004
Income taxes	7,947	5,629

Net Income	$12,966	$9,375

Basic earnings per share	$0.45	$0.33

Diluted earnings per share	$0.44	$0.32

Average shares outstanding	28,858	28,445

Average shares and equivalent shares outstanding	29,720	29,304

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	September 30, 2003		June 30, 2003
ASSETS	(unaudited	)
Current assets
Cash and equivalents	$81,758		$73,735
Marketable securities	15,359		15,291
Accounts receivable:
Billed	185,013		179,202
Unbilled	19,801		18,891

Total accounts receivable	204,814		198,093

Deferred income taxes	316		462
Prepaid expenses and other	9,978		10,329

Total current assets	312,225		297,910

Property and equipment, net	17,545		18,634
Accounts receivable, long term	8,172		8,083
Goodwill	182,442		182,313
Other assets	20,524		18,715
Intangible assets	35,116		36,395

Total assets	$576,024		$562,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Note payable, current	$4,548		$4,558
Accounts payable	20,017		20,739
Other accrued expenses	37,022		32,569
Accrued compensation and benefits	39,774		44,460
Income taxes payable	8,572		12,999

Total current liabilities	109,933		115,325

Deferred rent expenses	5,092		4,463
Deferred income taxes	5,596		6,108
Other long-term obligations	16,529		14,619
Shareholders’ equity
$.10 par value, 80,000 shares authorized, 36,730 and 36,509 shares issued, respectively	3,673		3,651
Capital in excess of par	209,511		204,144
Retained earnings	247,440		234,474
Accumulated other comprehensive income	613		388
Treasury stock, at cost (7,803 and 7,772 shares, respectively)	(22,363)		(21,122)

Total shareholders’ equity	438,874		421,535

Total liabilities & shareholders’ equity	$576,024		$562,050

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,966	$9,375
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	3,837	2,768
(Benefit) provision for deferred income taxes	(366)	1,561
Changes in operating assets and liabilities, net of effects of acquisitions
(Increase) decrease in accounts receivable	(6,914)	742
Increase in prepaid expenses and other assets	(2,675)	(1,707)
Increase in accounts payable and accrued expenses	4,847	359
Decrease in accrued compensation and benefits	(4,686)	(4,859)
Increase in other long-term obligations	2,112	2,630
Decrease in income taxes payable	(1,867)	(2,730)

Net cash provided by operating activities	7,254	8,139

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(1,275)	(1,883)
Purchase of businesses, net of cash acquired	—	(16,249)
Purchase of marketable securities	(68)	(21,792)
Proceeds from sale of marketable securities	—	2,498
Other assets	412	(409)

Net cash used in investing activities	(931)	(37,835)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,857	344
Purchase of common stock for treasury	(1,241)	(3)

Net cash provided by financing activities	1,616	341

Effect of changes in currency rates on cash and equivalents	84	498

Net increase (decrease) in cash and equivalents	8,023	(28,857)
Cash and equivalents, beginning of period	73,735	131,049

Cash and equivalents, end of period	$81,758	$102,192

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$10,170	$6,471

Cash paid for interest	$28	$474

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three Months Ended September 30,
	2003	2002
Net income	$12,966	$9,375
Currency translation adjustment	225	950
Change in fair value of interest rate swap	—	114

Comprehensive income	$13,191	$10,439

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.	Basis of Presentation

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited condensed consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2003.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

B.	Cash and Equivalents

The Company considers all investments with an original maturity of three months or fewer on their trade date to be cash equivalents. The Company classifies investments with an original maturity of more than three months but less than twelve months on their trade date as short-term marketable securities. To date, marketable securities have been classified as available-for-sale and have been carried at fair value with any unrealized gains and losses reported as a separate component of comprehensive income. The fair value of marketable securities was determined based on quoted market prices for those instruments at the reporting date. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends. To date, there have been no realized or unrealized gains or losses. The Company’s cash and equivalents and short-term marketable securities at September 30, 2003, and June 30, 2003, consisted of the following (cost approximated fair value):

	September 30, 2003		June 30, 2003
(dollars in thousands)	Cash and Equivalents	Short-term Marketable Securities	Cash and Equivalents	Short-term Marketable Securities
Certificate of Deposit	$—	$5,178	$—	$5,148
Money Market Funds	59,265	—	48,553	—
Municipal Securities	—	$10,181	—	10,143
Cash	22,493	—	25,182	—

Total	$81,758	$15,359	$73,735	$15,291

C.	Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of approximately $3,520,000 and $3,390,000 at September 30, 2003 and June 30, 2003, respectively. Accounts receivable are classified as follows:

(dollars in thousands)	September 30, 2003	June 30, 2003
Billed receivables
Billed receivables	$158,673	$156,012
Billable receivables at end of period	26,340	23,190

Total billed receivables	185,013	179,202

Unbilled receivables
Unbilled pending receipt of contractual documents authorizing billing	19,801	18,891
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	8,172	8,083

Total unbilled receivables	27,973	26,974

Total accounts receivable	$212,986	$206,176

D.	Intangible Assets

The gross carrying amounts and accumulated amortization of the Company’s acquired intangible assets as of September 30, 2003 and June 30, 2003, were as follows:

	September 30, 2003		June 30, 2003
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts and related customer relationships	$39,973	$5,671	$39,973	$4,483
Covenants not to compete	380	146	380	121
Other	717	137	717	71

Total	$41,070	$5,954	$41,070	$4,675

Intangible assets are being amortized over periods ranging from 12 to 120 months. Amortization expense for the three months ended September 30, 2003 and fiscal year ended June 30, 2003 was approximately $1.3 million and $2.8 million, respectively. Assuming that the Company acquires no more intangible assets through acquisition, future amortization expense related to intangible assets is expected to be $3.9 million for the remainder of fiscal year 2004 and $4.9 million, $4.8 million, $4.6 million, $4.0 million for the fiscal years ended June 30, 2005, 2006, 2007, and 2008, respectively.

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

Based upon that expectation, unit costs incurred to date have been recognized in “Other Direct Costs” at such lowest unit cost. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be approximately $1,720,000, which has not been recorded in the Company’s financial statements as of September 30, 2003.

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

F.	Stock-Based Compensation

The Company currently accounts for stock options using the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended by Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no compensation cost was recognized in connection with the granting of stock options to employees in the three months ended September 30, 2003 and 2002. If stock options granted had been accounted for based on their fair value as determined under Statement of Financial Accounting Standard (“SFAS”) No. 123, the pro forma earnings would have been as follows:

	Three Months Ended September 30,
(dollars in thousands, except per share amounts)	2003	2002
Reported net income	$12,966	$9,375
Stock-based compensation costs that would have been included in the determination of reported net income, if the fair value method was applied to all awards, (net of tax)	(1,360)	(1,030)

Pro forma net income	$11,606	$8,345

Basic earnings per share:
Reported earnings per share	$0.45	$0.33
Compensation costs (net of tax)	(0.05)	(0.04)

Pro forma earnings per share	$0.40	$0.29

Diluted earnings per share:
Reported earnings per share	$0.44	$0.32
Compensation costs (net of tax)	(0.05)	(0.04)

Pro forma earnings per share	$0.39	$0.28

The weighted average fair values of options granted during the three months ended September 30, 2003 and September 30, 2002 were $11.37 and $20.95, respectively. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. These pro forma results may not be indicative of the actual results for the full fiscal year due to the potential grants vesting and other factors. The following significant assumptions were made in estimating fair value:

	Three months ended September 30,
	2003	2002
Risk-free interest rates	2.10% - 2..48%	4.08%
Expected life in years	5	5
Expected volatility	34.78 - 35.58%	65.09%
Expected dividends	—	—

G.	Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (“ESPP”), Management Stock Purchase Plan (“MSPP”), and Director Stock Purchase Plan (“DSPP”) at its annual shareholder meeting during fiscal year 2003 and implemented these plans at the start of fiscal year 2004. There are 500,000, 300,000, and 75,000 shares authorized and reserved for granting under the ESPP, MSPP and DSPP, respectively. The aforementioned plans provide employees, management, and directors with an opportunity to acquire or increase an ownership interest in the Company through the purchase of shares of the Company’s common stock at a discounted rate, subject to certain terms and conditions. The ESPP is implemented through one offering during each quarter of each fiscal year, effective July 1, 2003. The ESPP allows the Company’s full-time employees to purchase shares at 85% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period. The maximum number of shares that an eligible employee may purchase during any offering period is equal to two times an amount determined as follows: 20% of such employee’s compensation over the offering period divided by 85% of the fair market value of a share of common stock on the first day of the offering period.

H.	Earnings Per Share

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. The chart below shows the calculation of basic and diluted earnings per share for quarters ended September 30, 2003 and 2002, respectively:

	Three Months Ended September 30,
	2003	2002
Net income	$12,966	$9,375
Weighted average number of shares outstanding during the period	28,858	28,445
Dilutive effect of stock options after application of treasury stock method	862	859

Weighted average number of shares outstanding during the period	29,720	29,304

Basic earnings per share	$0.45	$0.33

Diluted earnings per share	$0.44	$0.32

CACI INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

I.	Business Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide information technology and communications solutions through all four of the Company’s major service offerings: systems integration, managed network services, knowledge management and engineering services. Its customers are primarily U.S. federal agencies, however, it does serve a number of agencies of foreign governments and customers in the commercial and state and local sectors and places employees in locations around the world in support of these clients. International operations offer services to both commercial and government customers primarily through the Company’s systems integration line of business. The Company evaluates the performance of its operating segments based on income before income taxes. Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

(dollars in thousands)	Domestic Operations	International Operations	Total
Quarter Ended September 30, 2003
Revenue from external customers	$226,405	$9,340	$235,745
Pre-tax income	20,906	7	20,913

Quarter Ended September 30, 2002
Revenue from external customers	$177,659	$10,319	$187,978
Pre-tax income	13,760	1,244	15,004

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

J.	Subsequent Events

On October 16, 2003, the Company announced that it had closed its transaction to purchase all of the outstanding shares of C-CUBED Corporation. C-CUBED, headquartered in Springfield, Virginia, provides specialized services in support of C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance) initiatives to clients in the Department of Defense, federal civilian, and intelligence communities. The Company paid approximately $27.5 million of initial purchase price consideration and the Company also paid approximately $1.0 million to satisfy the outstanding line of credit that C-Cubed maintained. The Company also placed $7.5 million in escrow to cover contingency payments based on achievement of certain performance objectives by the acquired business after closing, which will be treated as goodwill, if paid. These objectives must be met primarily over the next eighteen months after the closing date.

CACI INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

K.	Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) issued a final consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“Issue 00-21”). Issue 00-21 provides guidance on how and when to recognize revenues from arrangements requiring delivery of more that one product or service. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. To the extent that a deliverable is part of an arrangement that is within the scope of other existing higher-level authoritative literature, Issue 00-21 does not apply. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. To date, the adoption of EITF Issue 00-21 has not had a material effect on the Company’s results of operations and financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations For the Three Months Ended September 30, 2003 and 2002

The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the quarters ended September 30, 2003 and 2002, during fiscal year 2004 (FY2004) and 2003 (FY2003), respectively.

	Dollar Amount First Quarter		Percentage of Revenue First Quarter		First Quarter Change
(dollars in thousands)	FY2004	FY2003	FY2004	FY2003	$	%

Revenue	$235,745	$187,978	100.0%	100.0%	$47,767	25.4%
Costs and expenses:
Direct costs	145,827	114,681	61.9	61.0	31,146	27.2
Indirect costs & selling expenses	65,516	55,843	27.8	29.7	9,673	17.3
Depreciation & amortization	3,837	2,768	1.6	1.5	1,069	38.6

Total operating expenses	215,180	173,292	91.3	92.2	41,888	24.2

Income from operations	20,565	14,686	8.7	7.8	5,879	40.0
Interest income	(348)	(318)	0.2	0.2	30	9.4

Earnings before income taxes	20,913	15,004	8.9	8.0	5,909	39.4
Income taxes	7,947	5,629	3.4	3.0	2,318	41.2

Net Income	$12,966	$9,375	5.5%	5.0%	$3,591	38.3%

Revenue. The table below sets forth revenue by customer segment with related percentages of total revenue for the three months ended September 30, 2003 and 2002, respectively:

	First Quarter				First Quarter Change
(dollars in thousands)	FY2004		FY2003		$	%

Department of Defense	$149,709	63.5%	$118,805	63.2%	$30,904	26.0%
Federal Civilian Agencies	69,627	29.5%	53,256	28.3%	16,371	30.7%
Commercial	11,997	5.1%	12,590	6.7%	(593)	(4.7)%
State & Local Governments	4,412	1.9%	3,327	1.8%	1,085	32.6%

Total	$235,745	100.0%	$187,978	100.0%	$47,767	25.4%

For the three months ended September 30, 2003, total revenue increased by 25.4%, or $47.8 million, over the same period a year ago. Revenue growth in the first quarter resulted from continued growth in the systems integration, engineering services, and knowledge management offerings of the Company’s domestic operations both internally and through acquisitions. This growth is a result of the Company’s strategic focus on national security and the reshaping of the way government agencies communicate, use and disseminate information, deliver services and conduct business.

Acquisitions made during the previous fiscal year accounted for $27.0 million of the growth in the quarter. On May 15, 2003, the Company acquired substantially all of the assets of Premier Technology Group, Inc., (“PTG”). In the first quarter of FY2004, PTG contributed $11.7 million of additional revenue. On February 28, 2003, the Company purchased all of the outstanding capital stock of Applied Technology Solutions of Northern Virginia, Inc., (“ATS”) which contributed $1.9 million of FY2004 first quarter revenue. On October 16, 2002, the Company acquired all of the outstanding capital stock of Acton Burnell, Inc. Acton Burnell contributed $11.2 million in revenue for the first quarter of FY2004. On August 16, 2002, the Company acquired substantially all of the assets of the Government Solutions Division of Condor Technology Solutions, Inc. (“Condor”). This acquisition contributed $2.2 million towards revenue growth in the first quarter of FY2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Department of Defense (“DoD”) revenue increased 26.0%, or $30.9 million, for the first three months of FY2004 as compared to the same period a year ago. DoD revenue growth was primarily due to the increased demand from customers such as U.S. Naval Aviation, the Naval Surface Warfare Center, the U.S. Army’s Communications-Electronics Command and strategic and tactical organizations in the intelligence community. The aforementioned acquisitions contributed $16.5 million of this increased revenue in the current quarter, a portion of which was derived from the customer base described above.

Revenue from Federal Civilian Agencies increased 30.7%, or $16.4 million, for the first three months of FY2004 as compared to FY2003. Approximately 36.5% of Federal Civilian Agency revenue was derived from the Department of Justice (“DoJ”), for whom the Company provides litigation support services and maintains an automated debt management system. Revenue for DoJ was $25.4 million for the first quarter of FY2004, as compared to $22.4 million for the same period a year ago. The acquisitions of PTG, ATS, Acton Burnell and Condor contributed approximately $9.6 million of the total growth in Federal Civilian Agency revenue for the quarter. The remaining increase in Federal Civilian Agency revenue came primarily from higher volumes of work from customers in the national intelligence community.

Commercial revenue is derived from both international and domestic operations. The international operations accounted for $9.3 million, or 77.9%, of the total Commercial revenue, while the domestic operations accounted for $2.7 million, or 22.1%. Total Commercial revenue decreased by 4.7%, or $0.6 million, in the first quarter of FY2004 as compared to the same period a year ago. The decrease resulted from the continued softness in demand for commercial IT services in the United Kingdom.

Revenue from State and Local Governments increased by $1.1 million, or 32.6%, to $4.4 million for the quarter ended September 30, 2003. Revenue from State and Local Governments represented approximately 1.9% and 1.8% of total Company’s revenue for the three months ended September 30, 2003 and 2002, respectively.

Income from Operations. Operating income increased 40.0%, or $5.9 million, in FY2004 as compared to the same period a year ago. The increase in operating income was driven primarily by operational cost efficiencies and cost synergies associated with the Company’s acquisition activities.

As a percentage of revenue, direct costs were 61.9% and 61.0% for the quarters ended September 30, 2003 and 2002, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry; they are incurred in response to specific client tasks, and vary from period to period. The largest component of direct costs, direct labor, was $69.6 million and $57.9 million for the first quarters of FY2004 and FY2003, respectively. The increase in direct labor was attributable to the internal growth in our federal government business, both in DoD and Federal Civilian Agencies, as well as from the FY2003 acquisitions of PTG, ATS, Acton Burnell and Condor described above. Other direct costs were $76.2 million and $56.8 million in FY2004 and FY2003, respectively. The increase in other direct costs was primarily the result of increased subcontractor and equipment costs within the systems integration and engineering services lines of business and the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor and other discretionary costs. Most of these are highly variable and have grown in dollar volume generally in proportion to the growth in revenue. As a percentage of revenue, indirect costs and selling expenses were 27.8% for the first quarter of FY2004 as compared to 29.7% over the same period a year ago. This 1.9% decrease was primarily due to the economies of scale based on the Company’s growth.

Depreciation and amortization expense increased by $1.1 million, or 38.6%, in FY2004 as compared to FY2003. This increase was primarily due to the amortization of approximately $29.0 million of intangible assets acquired during FY2003.

Interest income increased 9.4%, or $30,000, during the first three months FY2004 as compared to the same period a year ago. While the Company’s portfolio of cash and equivalents, and marketable securities has decreased from $141.5 million to $97.1 million as of September 30, 2002 and 2003, respectively, the Company’s mix of investments has generated higher yields than a year ago.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The effective income tax rate for the first three months of FY2004 and FY2003 was 38.0% and 37.5%, respectively.

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Since March 2002, the proceeds from the Company’s offering of approximately 4.9 million shares of additional common stock have been the Company’s principal source of liquidity and capital. As a result of such proceeds combined with positive cash flow from operations, working capital was $202.3 million and $182.6 million as of September 30, 2003 and June 30, 2003, respectively. Operating activities provided cash of $7.3 million and $8.1million for the first three months of FY2004 and FY2003, respectively. The slight decrease in cash provided by operating activities is primarily attributable to higher tax payments in the first quarter of 2004, as compared to that in 2003, which were partially offset by the growth in earnings.

The Company used $0.9 million of cash in investing activities in the first three months of FY2004 as compared to $37.8 million a year ago. The cash used in the first quarter of FY2003 was primarily for the Condor acquisition and the purchase of certain marketable securities. In FY2004, the Company used cash to purchase additional equipment necessary to support its growth.

During FY2004, the Company generated cash from its financing activities of $1.6 million, which was derived primarily from proceeds from the exercise of stock options, partially offset by the purchase of stock to “fund” certain of the Company’s stock purchase plans as approved by the stockholders at the FY2003 Annual Meeting. In FY2003, the Company provided cash from its financing activities of $0.3 million, which was derived almost entirely from proceeds from the exercise of stock options.

In anticipation of continuing its strategy of acquisitions and in order to secure lower interest rates, on February 4, 2002, the Company executed a five year unsecured revolving line of credit. The agreement permits borrowings of up to $185 million with a sublimit of $75 million per year on amounts borrowed for acquisitions. The applicable interest rate is based on LIBOR plus a margin. In addition, the Company pays a fee on the unused portion of the facility. The margin rate and unused portion fee are determined quarterly based on leverage, net worth and fixed charge average ratios. In addition, the agreement has covenants that obligate the Company to operate within certain limits on those same ratios. The Company is currently in compliance with those covenants. The Company also maintains a 500,000 pounds sterling unsecured line of credit in London, England which expires in December 2003. As of September 30, 2003, the Company had no borrowings under either of these lines of credit.

The Company believes that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources for the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2003, the Company had investments in marketable securities valued at $15.4 million. All of these securities consisted of highly liquid investments that had remaining maturities of less than 365 days at September 30, 2003. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. Hypothetically, a 10% increase or decrease in market interest rates from the September 30, 2003 rates would not cause a material change in the value of these short-term investments. The Company has the ability to hold these investments until maturity, and therefore the Company does not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk (continued)

Declines in interest rates over time will, however, reduce our interest income. As of September 30, 2003, the Company did not own any equity investments. Therefore, the Company did not have any material equity price risk.

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

Approximately 4.0% and 5.5% of the Company’s total revenues in the first quarter of FY2004 and FY2003, respectively, were derived from our international operations, primarily in the United Kingdom. The Company’s practice in its international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2003, the Company had approximately $14.9 million in cash that is held in pounds sterling in the United Kingdom. This allows the Company to better utilize its cash resources on behalf of its foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Item 4.	Controls and Procedures

Within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Appeal of CACI International Inc, ASBCA No.53058

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2003, for the most recently filed information concerning the appeal filed on September 27, 2000, with the Armed Services Board of Contract Appeals (“ASBCA”) challenging the Defense Information Systems Agency’s (“DISA”) denial of its claim for breach of contract damages. The Registrant’s appeal seeks damages arising from DISA’s breach of license agreement pursuant to which the Department of Defense agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by Registrant’s wholly-owned subsidiary, CACI, INC.-FEDERAL, for the period from September 2, 1994 through April 22, 1998. By decision of March 22, 2001, in the companion case of GAP Instrument Corporation, ASBCA No.51658 (2001), the ASBCA held that the Government’s failure to conduct all electronic data interchanges exclusively through certified value-added networks constituted a breach of contract. As a result, unless the GAP Instrument decision is overturned on appeal, Registrant will pursue collection of its damages, which are substantial and which could have a material impact on the Company’s earnings.

Since the filing of Registrant’s report indicated above, the parties have completed discovery efforts. The hearing of this matter began on November 10, 2003.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Forward Looking Statements

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and United Kingdom, (the UK economy is experiencing a downturn that affects the Registrant’s UK operations) including conditions that result from terrorist activities or war; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects, based on Congressional action on the FY03 Federal budget, or in the event of a priority need for funds, such as homeland security, the war on terrorism or rebuilding Iraq; government contract procurement (such as bid protest, small business set asides, etc.) and termination risks; individual business decisions of our clients; financial condition of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and competition to hire and retain employees; our ability to complete acquisitions appropriate to achievement of our strategic plans; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government and (iii) competition for task orders under Government Wide Acquisition Contracts (AGWACS@) and/or schedule contracts with the General Services Administration; our own ability to achieve the objectives of near term or long range business plans; and other risks described in the Company’s Securities and Exchange Commission filings.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

31.1	Section 302 Certification	Dr. J.P. London
31.2	Section 302 Certification	Mr. Stephen L. Waechter
32.1	Section 906 Certification	Dr. J.P. London
32.2	Section 906 Certification	Mr. Stephen L. Waechter

Reports

The Registrant filed a Current Report on Form 8-K on July 8, 2003, in which the Registrant announced guidance for its fiscal year 2004, which began on July 1, 2003.

The Registrant filed a Current Report on Form 8-K on July 11, 2003 in which the Registrant announced that it had adopted a stockholder rights plan.

The Registrant filed a Current Report on Form 8-K on September 23, 2003 in which the Registrant announced that it had signed an agreement to acquire all of the outstanding stock of C-CUBED Corporation, a privately held information technology company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc Registrant

Date: November 13, 2003	By:	/S/ DR. J. P. LONDON
Dr. J. P. London Chairman of the Board, President Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2003	By:	/S/ STEPHEN L. WAECHTER
Stephen L. Waechter Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 13, 2003	By:	/S/ JAMES D. KUHN
James D. Kuhn Senior Vice President and Corporate Controller (Principal Accounting Officer)