Form 10-Q
period 2003-12-31
CACI INTERNATIONAL INC /DE/
filed 2004-02-13
CIK 16058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2003

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

Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2003: CACI International Inc Common Stock, $0.10 par value, 29,121,218 shares.

CACI INTERNATIONAL INC AND SUBSIDIARIES

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31
	2003	2002
Revenue	$263,351	$204,511
Costs and expenses
Direct costs	163,462	125,930
Indirect costs and selling expenses	72,548	58,859
Depreciation and amortization	4,165	2,922

Total operating expenses	240,175	187,711

Operating income	23,176	16,800
Interest income	(71)	(163)

Income before income taxes	23,247	16,963
Income taxes	8,983	6,362

Net income	$14,264	$10,601

Basic earnings per share	$0.49	$0.37

Diluted earnings per share	$0.48	$0.36

Average shares outstanding	29,081	28,697

Average shares and equivalent shares outstanding	29,968	29,495

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended December 31,
	2003	2002
Revenue	$499,096	$392,489
Costs and expenses
Direct costs	309,289	240,611
Indirect costs and selling expenses	138,064	114,702
Depreciation and amortization	8,002	5,690

Total operating expenses	455,355	361,003

Operating income	43,741	31,486
Interest income	(419)	(481)

Income before income taxes	44,160	31,967
Income taxes	16,930	11,991

Net income	$27,230	$19,976

Basic earnings per share	$0.94	$0.70

Diluted earnings per share	$0.91	$0.68

Average shares outstanding	28,970	28,571

Average shares and equivalent shares outstanding	29,844	29,399

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31, 2003	June 30, 2003
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$35,575	$73,735
Marketable securities	5,758	15,291
Accounts receivable, net:
Billed	226,984	179,202
Unbilled	19,439	18,891

Total accounts receivable, net	246,423	198,093

Deferred income taxes	1,164	462
Prepaid expenses and other	9,122	10,329

Total current assets	298,042	297,910

Property and equipment, net	19,000	18,634
Accounts receivable, long term, net	8,715	8,083
Goodwill	201,514	182,313
Other assets	24,563	18,715
Intangible assets	40,147	36,395

Total assets	$591,981	$562,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$2,101	$4,558
Accounts payable	13,832	20,739
Accrued compensation and benefits	44,525	44,460
Other accrued expenses	38,085	32,569
Income taxes payable	1,172	12,999

Total current liabilities	99,715	115,325

Notes payable, long-term	553	—
Deferred rent expenses	4,582	4,463
Deferred income taxes	4,142	6,108
Other long-term obligations	21,591	14,619
Shareholders’ equity
Common stock - $.10 par value, 80,000 shares authorized, 36,924 and 36,509 shares issued, respectively	3,692	3,651
Capital in excess of par	215,136	204,144
Retained earnings	261,704	234,474
Accumulated comprehensive income	3,229	388
Treasury stock, at cost (7,803 and 7,774 shares respectively)	(22,363)	(21,122)

Total shareholders’ equity	461,398	421,535

Total liabilities & shareholders’ equity	$591,981	$562,050

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,230	$19,976
Reconciliation of net income to net cash (used in) provided by operating activities
Depreciation and amortization	8,002	5,690
Benefit for deferred income taxes	(2,668)	(322)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in accounts receivable, net	(35,685)	(10,266)
Increase in prepaid expenses and other assets	(3,344)	(2,959)
Decrease in accounts payable and accrued expenses	(2,207)	(931)
Decrease in accrued compensation and benefits	(2,958)	(1,488)
Increase in other long-term obligations	5,319	3,736
Increase in deferred rent expense	213	121
Decrease in income taxes payable	(6,794)	(1,059)

Net cash (used in) provided by operating activities	(12,892)	12,498

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,001)	(3,876)
Cash paid for purchase of businesses	(38,037)	(42,782)
Purchase of marketable securities	(95)	(16,786)
Proceeds from sale of marketable securities	10,142	10,009
Other assets	(1,231)	8

Net cash used in investing activities	(32,222)	(53,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock purchase plans	1,573	—
Proceeds from exercise of stock options	6,164	3,170
Purchase of common stock for treasury	(2,029)	(105)

Net cash provided by financing activities	5,708	3,065

Effect of changes in currency rates on cash and equivalents	1,246	843

Net decrease in cash and equivalents	(38,160)	(37,021)
Cash and equivalents, beginning of period	73,735	131,049

Cash and equivalents, end of period	$35,575	$94,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net	$25,767	$13,373

Cash paid for interest during the period	$184	$942

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income	$14,264	$10,601	$27,230	$19,976
Currency translation adjustment	2,616	735	2,841	1,685
Change in fair value of interest rate swap	—	134	—	248

Comprehensive income	$16,880	$11,470	$30,071	$21,909

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.	Basis of Presentation

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

B.	Cash and Equivalents and Marketable Securities

The Company considers all investments with a maturity of three months or less to be cash equivalents. The Company classifies investments with a maturity of more than three months but less than twelve months as short-term marketable securities. To date, marketable securities have been classified as available-for-sale and have been carried at fair value with any unrealized gains and losses reported as a separate component of comprehensive income. The fair value of marketable securities was determined based on quoted market prices for those instruments at the reporting date. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends. To date, there have been no realized or unrealized gains or losses. The Company’s cash and equivalents and short-term marketable securities at December 31, 2003, and June 30, 2003, consisted of the following (cost approximated fair value):

	December 31, 2003		June 30, 2003
(amounts in thousands)	Cash and Equivalents	Short-term Marketable Securities	Cash and Equivalents	Short-term Marketable Securities
Certificate of Deposit	$—	$5,208	$—	$5,148
Money Market Funds	13,397	—	48,553	—
Stock	—	50	—	—
Municipal Securities	—	500	—	10,143
Cash	22,178	—	25,182	—

Total	$35,575	$5,758	$73,735	$15,291

C	Accounts Receivable

Total accounts receivable are net of allowances for doubtful accounts of approximately $3,455,000 and $3,390,000 at December 31, 2003 and June 30, 2003, respectively. Accounts receivable are classified as follows;

(amounts in thousands)	December 31, 2003	June 30, 2003
Billed receivables
Billed receivables	$191,098	$156,012
Billable receivables at end of period	35,886	23,190

Total billed receivables	226,984	179,202

Unbilled pending receipt of contractual documents authorizing billing	19,439	18,891
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	8,715	8,083

Total unbilled receivables	28,154	26,974

Total accounts receivable	$255,138	$206,176

D.	Intangible Assets

The gross carrying amounts and accumulated amortization of the Company’s acquired intangible assets as of December 31, 2003 and June 30, 2003, were as follows:

	December 31, 2003		June 30, 2003
(amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts and related customer relationships	$46,184	$7,141	$39,973	$4,483
Covenants not to compete	787	209	380	121
Other	736	210	717	71

Total	$47,707	$7,560	$41,070	$4,675

Intangible assets are being amortized over periods ranging from 12 to 120 months. Amortization expense for the six months ended December 31, 2003 and fiscal year ended June 30, 2003 was approximately $2.9 million and $2.8 million, respectively. Future amortization expense related to intangible assets is expected to be as follows:

(amounts in thousands)	Amount
Six months ended June 30, 2004	$3,295
Fiscal year ended June 30, 2005	$6,332
Fiscal year ended June 30, 2006	$6,140
Fiscal year ended June 30, 2007	$5,883
Fiscal year ended June 30, 2008	$5,213

E.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company’s operations and liquidity.

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts over a four year period ending in fiscal year 2006. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available. Based upon that expectation, unit costs incurred to date have been recognized in “Other Direct Costs” at such lowest unit cost. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be approximately $1,720,000, which has not been recorded in the Company’s financial statements as of December 31, 2003.

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

The Company currently accounts for employee stock-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended by Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. No compensation cost was recognized in connection with these transactions in the three and six months ended December 31, 2003 and 2002. If the Company’s employee stock-based compensation transactions had been accounted for based on their fair value, as determined under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the pro forma earnings would have been as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(amounts in thousands, except per share amounts)	2003	2002	2003	2002
Reported net income	$14,264	$10,601	$27,230	$19,976
Stock-based compensation costs that would have been included in the determination of reported net income, if the fair value method was applied to all awards, (net of tax)	(1,512)	(1,239)	(2,974)	(2,478)

Pro forma net income	$12,752	$9,362	$24,256	$17,498

Basic earnings per share:
Reported earnings per share	$0.49	$0.37	$0.94	$0.70
Compensation costs (net of tax)	(0.05)	(0.04)	(0.10)	(0.09)

Pro forma earnings per share	$0.44	$0.33	$0.84	$0.61

Diluted earnings per share:
Reported earnings per share	$0.48	$0.36	$0.91	$0.68
Compensation costs (net of tax)	(0.05)	(0.04)	(0.10)	(0.08)

Pro forma earnings per share	$0.43	$0.32	$0.81	$0.60

The weighted average fair value of options granted during the six months ended December 31, 2003 and 2002 were $11.76 and $20.33, respectively. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. These pro forma results may not be indicative of future results for the full fiscal year due to the potential grants vesting and other factors. The following significant assumptions were made in estimating fair value:

	Three and Six months ended December 31,
	2003	2002
Risk-free interest rates	2.48% - 3.63%	3.05% - 4.08%
Expected life in years	5	5
Expected volatility	33.01% - 34.61%	47.04% - 65.09%
Expected dividends	—	—

G.	Stock Purchase Plan

The Company adopted the 2002 Employee Stock Purchase Plan (“ESPP”), Management Stock Purchase Plan (“MSPP”), and Director Stock Purchase Plan (“DSPP”) at its annual shareholder meeting on November 21, 2002 and implemented these plans beginning July 1, 2003 (the start of the Company’s fiscal year 2004). There are 500,000, 300,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively. The aforementioned plans provide employees, management, and directors with an opportunity to acquire or increase an ownership interest in the Company through the purchase of shares of the Company’s common stock at a discounted rate (except for the DSPP which offers no discount), subject to certain terms and conditions.

The ESPP is implemented through one offering during each quarter of each fiscal year, beginning effective July 1, 2003. The ESPP allows the Company’s full-time employees to purchase shares of common stock at 85% of the fair market value of a share of common stock on the first day or the last day of the offering period, whichever is lower. The maximum number of shares that an eligible employee may purchase during any offering period is equal to two times an amount determined as follows: 20% of such employee’s compensation over the offering period divided by 85% of the fair market value of a share of common stock on the first day of the offering period. As the ESPP is a qualified plan under Section 423 of the Internal Revenue Code and the Company follows APB Opinion No. 25, no compensation expense has been recorded in connection with the ESPP. The Company follows the disclosure provisions of SFAS No. 123 in accounting for the ESPP. As of December 31, 2003, participants have purchased approximately 18,000 shares under the ESPP.

The MSPP provides senior executives with stock holding requirements a mechanism to acquire Restricted Stock Units (“RSUs”) in lieu of up to 30% of their annual bonus. The RSUs are awarded under the MSPP at 85% of the market price of the Company’s common stock on the date of the award and vest three years from the date of the award, upon a change of control of the Company or the participant’s death or permanent disability. Vested RSUs will be settled in shares of common stock. The Company accounts for MSPP transactions in accordance with APB Opinion No. 25. As of December 31, 2003, there have been approximately 29,000 RSUs issued under the MSPP.

The DSPP provides an opportunity for Non-Employee Directors to acquire an equity interest in the Company. The DSPP allows directors to elect to receive RSUs, which vest three years from the date of the award, upon a change of control of the Company, or the participant’s death or permanent disability, at the market price of the Company’s common stock on the date of the award in lieu of up to 50% of their annual retainer fees. Vested RSUs will be settled in shares of common stock. As of December 31 2003, there have been no RSUs issued under the DSPP.

H.	Earnings Per Share

SFAS No. 128, Earnings Per Share requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share includes the incremental effect of stock options calculated using the treasury stock method. The chart below shows the calculation of basic and diluted earnings per share for the three and six month periods ended December 31, 2003 and 2002, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
(amounts in thousands, except per share amounts)	2003	2002	2003	2002
Net income	$14,264	$10,601	$27,230	$19,976
Weighted average number of shares outstanding during the period	29,081	28,697	28,970	28,571
Dilutive effect of stock options after application of treasury stock method	887	798	874	828

Weighted average number of shares outstanding during the period	29,968	29,495	29,844	29,399

Basic earnings per share	$0.49	$0.37	$0.94	$0.70
Diluted earnings per share	$0.48	$0.36	$0.91	$0.68

I.	Acquisitions

On October 16, 2003, the Company acquired all of the outstanding stock of C-CUBED Corporation (“C-CUBED”). C-CUBED provides specialized services in support of C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance) initiatives to clients in the Department of Defense, federal, civilian, and intelligence communities. The total purchase price was $35.3 million, of which $33.3 million has been paid. The balance of $2.0 million is payable in the form of contingent consideration to the former shareholders of C-CUBED, regardless of their employment status with the Company, based on the achievement of level of effort goals on an existing contract for 18 months after the acquisition. The Company has placed this amount in escrow and recorded it as an Other Asset in the Consolidated Balance Sheet, and will record additional goodwill if the contingent consideration is earned. Approximately $19.0 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $7.9 million estimated fair value of the net assets acquired and the $6.4 million value assigned to identifiable intangible assets. The Company is amortizing substantially all such intangible assets over a period of two to five years. C-CUBED contributed revenue of $8.9 million for the period from October 16, 2003 to December 31, 2003.

The following unaudited proforma combined condensed statements of operations set forth the consolidated results of operations for the three and six months ended December 31, 2003 and 2002 as if the above described acquisition had occurred at the beginning of each period presented. The unaudited proforma information does not purport to be indicative of the results that actually would have occurred if the combination had been in effect for the three and six month periods ended December 31, 2003 and 2002.

	Three Months Ended December 31,		Six Months Ended December 31,
(amounts in thousands, except per share amounts)	2003	2002	2003	2002
Revenue	$265,127	$216,221	$513,451	$416,760
Net income	14,311	10,794	27,791	20,393
Diluted earnings per share	$0.48	$0.37	$0.93	$0.69

J.	Business Segment Information

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

(amounts in thousands)	Domestic	International	Total
Quarter Ended December 31, 2003
Revenue from external customers	$252,443	$10,908	$263,351
Pre-tax income	22,347	900	23,247

Quarter Ended December 31, 2002
Revenue from external customers	$193,653	$10,858	204,511
Pre-tax income	15,702	1,261	16,963

Six Months Ended December 31, 2003
Revenue from external customers	$478,848	$20,248	$499,096
Pre-tax income	43,267	893	44,160

Six Months Ended December 31, 2002
Revenue from external customers	$371,312	$21,177	392,489
Pre-tax income	29,462	2,505	31,967

K.	Subsequent Event

On February 12, 2004, the Company announced it had signed a definitive purchase agreement to acquire all of the outstanding shares of CMS Information Services, Inc. (“CMS”). For the year ended December 31, 2003, CMS reported revenue of approximately $39 million. The Company expects to pay between $25 million and $30 million at the time of closing. The transaction is expected to close at the end of February 2004, upon successful completion of due diligence efforts.

L.	Recent Accounting Pronouncements

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

Results of Operations For the Three Months Ended December 31, 2003 and 2002.

Revenue. The table below sets forth revenue by customer segment with related percentages of total revenue for the three months ended December 31, 2003 (FY2004) and 2002 (FY2003), respectively:

	Second Quarter				Second Quarter Change
(amounts in thousands)	FY2004		FY2003		$	%
Department of Defense	$171,953	65.3%	$129,979	63.5%	$41,974	32.3%
Federal Civilian Agencies	75,118	28.5%	57,394	28.1%	17,724	30.9%
Commercial	12,681	4.8%	14,270	7.0%	(1,589)	(11.1)%
State & Local Governments	3,599	1.4%	2,868	1.4%	731	25.5%

Total	$263,351	100.0%	$204,511	100.0%	$58,840	28.8%

For the three months ended December 31, 2003, total revenue increased by 28.8%, or $58.8 million, over the same period a year ago. Increased revenue in the second quarter resulted from continued growth in the systems integration, engineering services, and knowledge management offerings of the Company’s domestic operations. This growth is a result of the Company’s strategic focus on national security and the reshaping of the way government agencies communicate, use and disseminate information, deliver services, and conduct business.

Acquisitions made during the last twelve months have accounted for $28.5 million of the growth in the quarter. On October 16, 2003, the Company acquired all of the outstanding stock of C-CUBED Corporation (“C-CUBED”). In the second quarter of FY2004, C-CUBED contributed $8.9 million of additional revenue. On May 15, 2003, the Company acquired substantially all of the assets of Premier Technology Group, Inc., (“PTG”) which contributed $16.4 million of FY2004 second quarter revenue. On February 28, 2003, the Company purchased all of the outstanding capital stock of Applied Technology Solutions of Northern Virginia, Inc., (“ATS”) which contributed $1.7 million of FY2004 second quarter revenue. On October 16, 2002, the Company acquired all of the outstanding capital stock of Acton Burnell, Inc. Acton Burnell contributed $1.5 million in incremental revenue for the second quarter of FY2004.

Department of Defense (“DoD”) revenue increased 32.3%, or $42.0 million, for the three months ended December 31, 2003 as compared to the same period a year ago. DoD revenue growth was primarily due to increased demand from customers such as strategic and tactical organizations in the military intelligence community, the U.S Army’s Communications-Electronics Command and its Intelligence and Security Command, the U.S. Navy’s Chief of Naval Aviation, and the Naval Surface Warfare Command. The aforementioned acquisitions contributed $23.5 million of this increased revenue in the current quarter, a portion of which was derived from the customer base described above.

Revenue from Federal Civilian Agencies increased 30.9%, or $17.7 million, for the three months ended December 31, 2003, as compared to the same period a year ago. Approximately 37.1% of Federal Civilian Agency revenue was derived from the Department of Justice (“DoJ”), for whom the Company provides litigation support services and maintains an automated debt management system. Revenue from DoJ was $27.9 million for the second quarter of FY2004, as compared to $21.6 million for the same period a year ago. The C-CUBED, PTG, ATS and Acton Burnell acquisitions contributed approximately $4.8 million of the total growth in Federal Civilian Agency revenue for the quarter. The remaining growth in Federal Civilian Agency revenue came primarily from higher volumes of work from customers in the national intelligence community.

Commercial revenue is derived from both international and domestic operations. The international operations accounted for $10.9 million, or 86.0%, of the total Commercial revenue, while the domestic operations accounted for $1.8 million, or 14.0%. Total Commercial revenue decreased by 11.1%, or $1.6 million, during the second quarter of FY2004, as compared to the same period a year ago. This decrease was primarily the result of winding down a contract with a customer in bankruptcy that ended during the quarter.

Revenue from State and Local Governments increased by $0.7 million, or 25.5%, to $3.6 million for the quarter ended December 31, 2003. Revenue from State and Local Governments represented approximately 1.4% of the total Company’s revenue for the three months ended December 31, 2003 and 2002, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the quarters ended December 31, 2003 and 2002, respectively.

	Dollar Amount Second Quarter		Percentage of Revenue Second Quarter		Second Quarter Change
(amounts in thousands)	FY2004	FY2003	FY2004	FY2003	$	%
Revenue	$263,351	$204,511	100.0%	100.0%	$58,840	28.8%
Costs and expenses:
Direct costs	163,462	125,930	62.1	61.6	37,532	29.8
Indirect costs & selling expenses	72,548	58,859	27.5	28.8	13,689	23.3
Depreciation & amortization	4,165	2,922	1.6	1.4	1,243	42.5

Total operating expenses	240,175	187,711	91.2	91.8	52,464	27.9
Income from operations	23,176	16,800	8.8	8.2	6,376	38.0
Interest income	(71)	(163)	0.0	(0.1)	92	(56.4)

Earnings before income taxes	23,247	16,963	8.8	8.3	6,284	37.0
Income taxes	8,983	6,362	3.4	3.1	2,621	41.2

Net Income	$14,264	$10,601	5.4%	5.2%	$3,663	34.6%

Operating income increased 38.0%, or $6.4 million, for the three months ended December 31, 2003 as compared to the same period a year ago. This increase in operating income was driven primarily by a favorable mix of business and by operational cost efficiencies achieved primarily in connection with acquired operations. The growth of the Company’s operations, including recently acquired operations, continued to be driven by increased demand for mission-critical support for intelligence community customers, and knowledge management, engineering and logistics, and systems integration support for the Department of Defense and civilian agencies.

As a percentage of revenue, direct costs were 62.1% and 61.6% for the quarters ended December 31, 2003 and 2002, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry; they are incurred in response to specific client tasks, and vary from period to period. The largest component of direct costs, direct labor, was $77.7 million and $61.0 million for the second quarters of FY2004 and FY2003, respectively. The increase in direct labor was attributable to the internal growth in federal government business, both in DoD and Federal Civilian Agencies, as well as from the FY2004 acquisition of C-CUBED and the FY2003 PTG, ATS and Acton Burnell acquisitions, all of which are described above. Other direct costs were $85.8 million and $64.9 million in FY2004 and FY2003, respectively. The increase in other direct costs was primarily the result of increased subcontractor and equipment costs within the systems integration and engineering services lines of business and the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor and other discretionary costs. Most of these are highly variable and have grown in dollar volume generally in proportion to the Company’s growth in revenue. As a percentage of revenue, indirect costs and selling expenses were 27.5% and 28.8% for the three months ended December 31, 2003 and 2002, respectively. This 1.3% decrease was primarily due to cost efficiencies achieved in connection with acquisitions.

Depreciation and amortization expense increased by $1.2 million, or 42.5%, in FY2004 as compared to FY2003. This increase was primarily due to amortization of approximately $23.8 million of intangible assets acquired over the last twelve months. Amortization of intangible assets increased approximately $1.6 million during the quarter as compared to a year ago.

Interest income decreased 56.4%, or $92,000, during the quarter ended December 31, 2003 as compared to the same period a year ago. This decrease is due to the Company’s portfolio of cash and equivalents and marketable securities decreasing from $120.8 million at December 31, 2002 to $41.3 million at December 31, 2003. This cash was used primarily for the Company’s acquisition activities and working capital.

The effective income tax rates for the second three months of FY2004 and FY2003 were 38.6% and 37.5%, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations For the Six Months Ended December 31, 2003 and 2002.

Revenue. The table below sets forth revenues by customer with related percentages of total revenues for the six months ended December 31, 2003, (FY2004) and December 31, 2002 (FY2003), respectively:

	Year to Date				Year to Date Change
(amounts in thousands)	FY2004		FY2003		$’s	%
Department of Defense	$321,662	64.5%	$248,784	63.4%	$72,878	29.3%
Federal Civilian Agencies	144,745	29.0%	110,650	28.2%	34,095	30.8%
Commercial	24,678	4.9%	26,860	6.8%	(2,182)	(8.1)%
State & Local Governments	8,011	1.6%	6,195	1.6%	1,816	29.3%

Total	$499,096	100.0%	$392,489	100.0%	$106,607	27.2%

For the six months ended December 31, 2003 the Company’s total revenue increased 27.2%, or $106.6 million, over the same period a year ago. Revenue growth was driven by increased demand from federal government customers across all lines of business.

Acquisitions made during the last twelve months accounted for $55.5 million of the revenue growth for the year. The acquisition of C-CUBED accounted for $8.9 million of the growth. The PTG acquisition accounted for $28.1 million of the growth. ATS accounted for $3.6 million of the growth and Acton Burnell accounted for $12.7 million of the growth. Finally, the August 15, 2002 acquisition of Condor (“Condor”) accounted for approximately $2.2 million of the growth during the year.

DoD revenue increased 29.3%, or $72.9 million, for the six months ended December 31, 2003 as compared to the same period a year ago. The aforementioned acquisitions accounted for over half of this growth, contributing $40.1 million in revenue. The Company also continued to experience increased demand for mission-critical support for intelligence community customers and for engineering and logistics and systems integration support for the DoD.

Revenue from Federal Civilian Agencies increased 30.8%, or $34.1 million, for the first six months of FY2004 as compared to the first six months of FY2003. Approximately 36.8% of Federal Civilian Agency revenue for the year was derived from DoJ, for whom the Company provides litigation support services and maintains an automated debt collection system. Revenue for DoJ was $53.3 million for the six months ended December 31, 2003 as compared to $44.0 million for the same period a year ago. The overall increase in Federal Civilian Agency revenue was generated from the previously mentioned acquisitions, and increased demands from the Company’s existing customers within the national intelligence area.

Commercial revenue is derived from both international and domestic operations. The international operations accounted for $20.2 million, or 82.0%, of the total Commercial revenue while the domestic operations accounted for $4.4 million, or 18.0%, of total revenue. Total Commercial revenue decreased by 8.1%, or $2.2 million, during the first six months of FY2004 as compared to the same period a year ago. International operations were down approximately $900,000 from a year ago, although up in the quarter while domestic operations were down approximately $1.3 million as a result of winding down a contract with a customer in bankruptcy, that ended during the quarter.

Revenue from state and local governments increased 29.3%, or $1.8 million, in FY2004 as compared to FY2003. Revenue from state and local governments represented 1.6% of the total Company’s revenue for the six months ended December 31, 2003 and 2002, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenues for the six months ended December 31, 2003 and December 31, 2002, respectively.

	Dollar Amount Year to Date		Percentage of Revenue Year to Date		Year to Date Change
(amounts in thousands)	FY2004	FY2003	FY2004	FY2003	$	%
Revenue	$499,096	$392,489	100.0%	100.0%	$106,607	27.2%
Costs and expenses:
Direct costs	309,289	240,611	61.9	61.3	68,678	28.5
Indirect costs & selling expenses	138,064	114,702	27.7	29.2	23,362	20.4
Depreciation & amortization	8,002	5,690	1.6	1.5	2,312	40.6

Total operating expenses	455,355	361,003	91.2	92.0	94,352	26.1
Income from operations	43,741	31,486	8.8	8.0	12,255	38.9
Interest (income) expense, net	(419)	(481)	(0.1)	(0.1)	62	(12.9)

Earnings before income taxes	44,160	31,967	8.9	8.1	12,193	38.1
Income taxes	16,930	11,991	3.4	3.0	4,939	41.2

Net Income	$27,230	$19,976	5.5%	5.1%	$7,254	36.3%

Operating income for the first six months of FY2004 was $43.7 million, an increase of 38.9% over operating income of $31.5 million reported a year earlier. The higher operating income was driven primarily by operational cost efficiencies, cost synergies associated with acquisitions, and a favorable mix of business.

As a percentage of revenue, direct costs were 61.9% and 61.3% for the six months ended December 31, 2003 and 2002, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry because they are incurred in response to specific client tasks and may vary from period to period. The largest component of direct costs, direct labor, was $147.3 million and $118.8 million for the six months ended December 31, 2003 and 2002, respectively. The increase in direct labor was attributable to the internal growth in our federal government business, both in DoD and Federal Civilian Agencies as well as from the C-CUBED, PTG, ATS, Acton Burnell and Condor acquisitions (the Company acquired the Government Solutions Division of Condor Technology Solutions, Inc. in August 2002). Other direct costs were $162.0 million and $121.8 million for the first six months of FY2004 and FY2003, respectively. The increase in other direct costs occurred primarily due to increased volume of tasking across most lines of business as well as the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor and other discretionary costs. Most of these are highly variable and have grown in dollar volume generally in proportion to the growth in revenue and increase in number of employees. As a percentage of revenue, indirect costs and selling expenses were 27.7% during the first six months of FY2004 as compared to 29.2% over the same period a year ago. This 1.5% decrease was primarily due to cost efficiencies achieved in connection with acquisitions.

Depreciation and amortization expense increased by $2.3 million, or 40.6%, in FY2004 as compared to FY2003. The increase was primarily due to amortization of approximately $23.8 million of intangible assets acquired over the last twelve months. Amortization of intangible assets increased $1.8 million for the six months ended December 31, 2003 as compared to the prior year.

Interest income decreased 12.9%, or $62,000, for the six months ended December 31, 2003 as compared to the same period a year ago. This decrease is due to the Company’s portfolio of cash and equivalents and marketable securities decreasing from $120.8 million at December 31, 2002 to $41.3 million at December 31, 2003. This cash was used primarily for the Company’s acquisition activities and to fund operations.

The effective income tax rate for the first six months of FY2004 and FY2003 were 38.3% and 37.5%, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Since March 2002, the proceeds from the Company’s offering of approximately 4.9 million shares of additional common stock have been a principal source of liquidity and capital to fund business acquisitions. Cash and equivalents and marketable securities were $41.3 million and $89.0 million as of December 31, 2003 and June 30, 2003, respectively. Working capital was $198.3 million and $182.6 million as of December 31, 2003 and June 30, 2003, respectively. Operating activities used cash of $12.9 million and provided cash of $12.5 million for the six months ended December 31, 2003 and 2002, respectively. The Company’s working capital requirements increased significantly during the three months ended December 31, 2003 to support the start up of several new contracts and compensate for delays in receiving funding from our federal government clients. As a result, collections of receivables were slower than anticipated. This caused the Company’s days sales outstanding to increase from 77 days a year ago to 86 days at December 31, 2003. The Company expects its days sales outstanding to improve to between 75 and 77 days at June 30, 2004, generating approximately $25 million to $30 million of additional cash flow from operations. Cash flow from operations also was affected by the timing of vendor payments and tax payments.

The Company used $32.2 million and $53.4 million of cash in investing activities during the first six months of FY2004 and FY2003, respectively. The cash used in both years was primarily in support of the Company’s on-going business acquisition activities.

The Company generated cash from financing activities of $5.7 million during the first six months of FY2004 as compared to $3.1 million over the same period a year ago. In both years, such cash was generated primarily from proceeds from the exercise of stock options and employee stock transactions, partially offset in 2003 by the purchase of stock to meet the requirements of the Company’s stock plans as approved by the stockholders at the FY2003 Annual Meeting.

In anticipation of continuing its strategy of business acquisitions and in order to secure lower interest rates, on February 4, 2002, the Company executed a five year unsecured revolving line of credit. The agreement permits borrowings of up to $185 million with a sublimit of $75 million per year on amounts borrowed for acquisitions. The applicable interest rate is based on LIBOR plus a margin. In addition, the Company pays a fee on the unused portion of the facility. The margin rate and unused portion fee are determined quarterly based on leverage, net worth and fixed charge coverage ratios. In addition, the agreement has covenants that obligate the Company to operate within certain limits on those same ratios. The Company is currently in compliance with those covenants. The Company also maintains a 500,000 pounds sterling, unsecured line of credit in London, England, which expires in December 2004. As of December 31, 2003 the Company had no borrowings under either of these lines of credit.

The Company believes that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources for the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2003, the Company had investments in marketable securities valued at $5.8 million. Approximately $5.2 million of investments is held in a certificate of deposit that matures in August 2005. However, the Company has negotiated a one-time breakage clause that allows for redemption of principal plus accrued interest without any penalties. The remaining securities consisted of highly liquid investments that had maturities of less than 365 days at December 31, 2003. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. Hypothetically, a 10% increase or decrease in market interest rates from the December 31, 2003 rates would not cause a material change in the value of these short-term investments. The Company does not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income. As of December 31, 2003, the Company did not have significant holdings in equity investments. Therefore, the Company did not have any material equity price risk.

Approximately 4.1% and 5.7% of the Company’s total revenues in the first six months of FY2004 and FY2003, respectively, were derived from our international operations, primarily in the United Kingdom. The Company’s practice in its international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2003, the Company had approximately $16.7 million in cash that is held in pounds sterling in the United Kingdom. This allows the Company to better utilize its cash resources on behalf of its foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Item 4.	Controls and Procedures

As of the end of the 90 day period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Appeal of CACI International Inc, ASBCA No.53058

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2003, for the most recently filed information concerning the appeal filed on September 27, 2000, with the Armed Services Board of Contract Appeals (“ASBCA”) challenging the Defense Information Systems Agency’s (“DISA”) denial of its claim for breach of contract damages. The Registrant’s appeal seeks damages arising from DISA’s breach of a license agreement pursuant to which the Department of Defense agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by Registrant’s wholly-owned subsidiary, CACI, INC.-FEDERAL, for the period from September 2, 1994 through April 22, 1998. By decision of March 22, 2001, in the companion case of GAP Instrument Corporation, ASBCA No.51658 (2001), the ASBCA held that the Government’s failure to conduct all electronic data interchanges exclusively through certified value-added networks constituted a breach of contract. As a result, unless the GAP Instrument decision is overturned on appeal, Registrant will pursue collection of its damages, which are substantial and which could have a material impact on the Company’s earnings.

Since the filing of Registrant’s report indicated above, the trial of the matter has been completed and a post-hearing briefing schedule set. The briefing will be completed by mid-April, with a decision likely before the end of calendar 2004.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting on November 20, 2003, the stockholders elected Dr, J.P. London, Michael J. Bayer, Peter A. Derow, Richard L. Leatherwood, Barbara A. McNamara, Arthur L. Money, Dr. Warren R. Phillips, Charles P. Revoile, Richard P. Sullivan, John M. Toups, and Larry D. Welch to serve as directors of the Company for the next year and ratified the appointment of Ernst &Young LLP as independent auditors.

Item 5.	Other Information

Forward Looking Statements

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and United Kingdom, (the UK economy is experiencing a downturn that affects the Registrant’s UK operations) including conditions that result from terrorist activities or war; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism or rebuilding Iraq; government contract procurement (such as bid protest, small business set asides, etc.) and termination risks; individual business decisions of our clients; the financial condition of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and competition to hire and retain employees; our ability to complete and implement acquisitions appropriate to achievement of our strategic plans; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, (iii) competition for task orders under Government Wide Acquisition Contracts (“GWACS”) and/or schedule contracts with the General Services Administration; and (iv) expensing of stock options; our own ability to achieve the objectives of near term or long range business plans; and other risks described in the Company’s Securities and Exchange Commission filings.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

10.1	Stock Purchase Agreement dated September 22, 2003 between the Registrant, CACI Inc. – Federal, C-Cubed Corporation and the Stockholders of C-Cubed Corporation.

31.1	Section 302 Certification Dr. J.P. London

31.2	Section 302 Certification Mr. Stephen L. Waechter

32.1	Section 906 Certification Dr. J.P. London

32.2	Section 906 Certification Mr. Stephen L. Waechter

Reports

•	The Registrant filed a Current Report on Form 8-K on October 16, 2003, in which the Registrant announced that it had completed its purchase of the outstanding stock of C-CUBED Corporation.

•	The Registrant filed a Current Report on Form 8-K on October 22, 2003 in which the Registrant furnished its financial results for the first quarter of fiscal year 2004.

•	The Registrant filed a Current Report on Form 8-K/A on November 18, 2003 in which the Registrant furnished its financial results for the fourth quarter and full fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: February 13, 2004	By:	/s/

Dr. J. P. London Chairman of the Board, President Chief Executive Officer and Director (Principal Executive Officer)

Date: February 13, 2004	By:	/s/

Stephen L. Waechter Executive Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: February 13, 2004	By:	/s/

James D. Kuhn Senior Vice President and Corporate Controller (Principal Accounting Officer)