Form 10-Q
period 2004-03-31
CACI INTERNATIONAL INC /DE/
filed 2004-05-17
CIK 16058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2004: CACI International Inc Common Stock, $0.10 par value, 29,136,432 shares.

CACI INTERNATIONAL INC AND SUBSIDIARIES

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenue	$288,411	$222,016
Costs and expenses
Direct costs	179,440	139,427
Indirect costs and selling expenses	79,377	61,696
Depreciation and amortization	4,382	3,040

Total operating expenses	263,199	204,163

Operating income	25,212	17,853
Interest income	(212)	(477)

Income before income taxes	25,424	18,330
Income taxes	9,662	6,872

Net income	$15,762	$11,458

Basic earnings per share	$0.54	$0.40

Diluted earnings per share	$0.53	$0.39

Average shares outstanding	29,126	28,718

Average shares and equivalent shares outstanding	29,935	29,461

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended March 31,
	2004	2003
Revenue	$787,507	$614,505
Costs and expenses
Direct costs	488,729	380,038
Indirect costs and selling expenses	217,441	176,398
Depreciation and amortization	12,384	8,730

Total operating expenses	718,554	565,166

Operating income	68,953	49,339
Interest income	(631)	(958)

Income before income taxes	69,584	50,297
Income taxes	26,592	18,863

Net income	$42,992	$31,434

Basic earnings per share	$1.48	$1.10

Diluted earnings per share	$1.44	$1.07

Average shares outstanding	29,022	28,620

Average shares and equivalent shares outstanding	29,875	29,420

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	March 31, 2004	June 30, 2003
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$22,634	$73,735
Marketable securities	576	15,291
Accounts receivable, net:
Billed	247,293	179,202
Unbilled	20,691	18,891

Total accounts receivable, net	267,984	198,093

Deferred income taxes	1,178	462
Prepaid expenses and other	10,515	10,329

Total current assets	302,887	297,910

Property and equipment, net	20,271	18,634
Accounts receivable, long term, net	9,693	8,083
Goodwill	217,912	182,313
Other assets	26,666	18,715
Intangible assets	45,688	36,395

Total assets	$623,117	$562,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$1,632	$4,558
Accounts payable	16,332	20,739
Accrued compensation and benefits	54,271	44,460
Other accrued expenses	38,878	32,569
Income taxes payable	1,304	12,999

Total current liabilities	112,417	115,325

Notes payable, long-term	880	—
Deferred rent expenses	5,099	4,463
Deferred income taxes	3,446	6,108
Other long-term obligations	23,017	14,619
Shareholders’ equity
Common stock - $.10 par value, 80,000 shares authorized, 36,951 and 36,509 shares issued, respectively	3,695	3,651
Capital in excess of par	215,745	204,144
Retained earnings	277,466	234,474
Accumulated comprehensive income	4,231	388
Treasury stock, at cost (7,814 and 7,774 shares respectively)	(22,879)	(21,122)

Total shareholders’ equity	478,258	421,535

Total liabilities & shareholders’ equity	$623,117	$562,050

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,992	$31,434
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	12,384	8,730
(Benefit) provision for deferred income taxes	(3,173)	1,796
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in accounts receivable, net	(39,830)	(23,497)
Increase in prepaid expenses and other assets	(5,650)	(4,441)
(Decrease) increase in accounts payable and accrued expenses	(707)	13,578
Increase in accrued compensation and benefits	6,073	3,559
Increase in other long-term obligations	6,746	4,204
Increase in deferred rent expense	680	155
(Decrease) increase in income taxes payable	(6,568)	2,944

Net cash provided by operating activities	12,947	38,462

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,598)	(6,341)
Cash paid for purchase of businesses, net of cash acquired	(79,014)	(55,357)
Purchase of marketable securities	(62)	(10,256)
Proceeds from sale of marketable securities	15,290	15,009
Other assets	(2,133)	993

Net cash used in investing activities	(71,517)	(55,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments made under line-of-credit	—	(25,000)
Proceeds from employee stock purchase plans	2,485	—
Proceeds from exercise of stock options	6,911	3,422
Purchase of common stock for treasury	(3,667)	(105)

Net cash provided by (used in) financing activities	5,729	(21,683)

Effect of changes in currency rates on cash and equivalents	1,740	783

Net decrease in cash and equivalents	(51,101)	(38,390)
Cash and equivalents, beginning of period	73,735	131,049

Cash and equivalents, end of period	$22,634	$92,659

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net	$35,905	$13,774

Cash paid for interest during the period	$236	$1,058

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income	$15,762	$11,458	$42,992	$31,434
Currency translation adjustment	1,002	(429)	3,843	1,256
Change in fair value of interest rate swap	—	48	—	296

Comprehensive income	$16,764	$11,077	$46,835	$32,986

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.	Basis of Presentation

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

B.	Cash and Equivalents and Marketable Securities

The Company considers all investments with a maturity of three months or less to be cash equivalents. The Company classifies investments with a maturity of more than three months but less than twelve months as short-term marketable securities. To date, marketable securities have been classified as available-for-sale and have been carried at fair value with any unrealized gains and losses reported as a separate component of comprehensive income. The fair value of marketable securities was determined based on quoted market prices for those instruments at the reporting date. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends. As of March 31, 2004, there are unrealized gains of approximately $33,000. The Company’s cash and equivalents and short-term marketable securities at March 31, 2004, and June 30, 2003, consisted of the following (cost approximated fair value):

	March 31, 2004		June 30, 2003
(amounts in thousands)	Cash and Equivalents	Short-term Marketable Securities	Cash and Equivalents	Short-term Marketable Securities
Certificate of Deposit	$—	$—	$—	$5,148
Money Market Funds	9,501	—	48,553	—
Stock	—	50	—	—
Municipal Securities	—	526	—	10,143
Cash	13,133	—	25,182	—

Total	$22,634	$576	$73,735	$15,291

C.	Accounts Receivable

Total accounts receivable are net of allowances for doubtful accounts of approximately $3,592,000 and $3,390,000 at March 31, 2004 and June 30, 2003, respectively. Accounts receivable are classified as follows:

(amounts in thousands)	March 31, 2004	June 30, 2003
Billed receivables	$211,392	$156,012
Billable receivables at end of period	35,901	23,190

Total billed receivables	247,293	179,202

Unbilled pending receipt of contractual documents authorizing billing	20,691	18,891
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	9,693	8,083

Total unbilled receivables	30,384	26,974

Total accounts receivable	$277,677	$206,176

D.	Intangible Assets

The gross carrying amounts and accumulated amortization of the Company’s intangible assets as of March 31, 2004 and June 30, 2003, were as follows:

	March 31, 2004		June 30, 2003
(amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts and related customer relationships	$52,710	$8,790	$39,973	$4,483
Covenants not to compete	1,587	296	380	121
Other	752	275	717	71

Total	$55,049	$9,361	$41,070	$4,675

Intangible assets are being amortized over periods ranging from 12 to 120 months. Amortization expense for the nine months ended March 31, 2004 and fiscal year ended June 30, 2003 was approximately $4.7 million and $2.8 million, respectively. Future amortization expense related to intangible assets is expected to be as follows:

(amounts in thousands)	Amount
Three months ended June 30, 2004	$2,046
Fiscal year ended June 30, 2005	$7,763
Fiscal year ended June 30, 2006	$7,608
Fiscal year ended June 30, 2007	$7,301
Fiscal year ended June 30, 2008	$6,677

E.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company’s operations and liquidity.

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts over a four year period ending in fiscal year 2006. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available. Based upon that expectation, unit costs incurred to date have been recognized in “Other Direct Costs” at such lowest unit cost. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be approximately $1,720,000, which has not been recorded in the Company’s financial statements as of March 31, 2004.

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

On April 26, 2004, the Company received information indicating that one of its employees was identified in a report authored by U.S. Army Major General Antonio M. Taguba as being connected to allegations of abuse of Iraqi detainees at the Abu Ghraib prison facility. To date, the Company has received no request from its U.S. Army client to transfer, discipline or remove any present or former employee for any reason related to such allegations, nor has the Company received word from knowledgeable sources that any of its present or former employees will be charged with wrongdoing in connection with the Abu Ghraib allegations. Nonetheless, because of its strong commitment to ethical business practices under any and all circumstances, the Company has initiated an independent investigation into the allegations. Moreover, the Company will continue to cooperate with any and all government investigations in connection with the allegations. The Company does not condone, tolerate or endorse any illegal or inappropriate behavior on the part of any employee in any circumstances, at any time, anywhere. If and when the Company receives verifiable information indicating any inappropriate or illegal behavior on the part of any employee, the Company will take swift and appropriate action to redress the matter.

F.	Stock-Based Compensation

The Company currently accounts for employee stock-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended by Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. No compensation cost was recognized in connection with these transactions in the three and nine months ended March 31, 2004 and 2003. If the Company’s employee stock-based compensation transactions had been accounted for based on their fair value, as determined under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the pro forma earnings would have been as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(amounts in thousands, except per share amounts)	2004	2003	2004	2003
Reported net income	$15,762	$11,458	$42,992	$31,434
Stock-based compensation costs that would have been included in the determination of reported net income, if the fair value method was applied to all awards, (net of tax)	(1,517)	(1,041)	(4,412)	(3,123)

Pro forma net income	$14,245	$10,417	$38,580	$28,311

Basic earnings per share:
Reported earnings per share	$0.54	$0.40	$1.48	$1.10
Stock based compensation costs (net of tax)	(0.05)	(0.04)	(0.15)	(0.11)

Pro forma earnings per share	$0.49	$0.36	$1.33	$0.99

Diluted earnings per share:
Reported earnings per share	$0.53	$0.39	$1.44	$1.07
Stock based compensation costs (net of tax)	(0.05)	(0.04)	(0.15)	(0.11)

Pro forma earnings per share	$0.48	$0.35	$1.29	$0.96

The weighted average fair value of options granted during the nine months ended March 31, 2004 and 2003 was $11.89 and $20.33, respectively. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. These pro forma results may not be indicative of future results for the full fiscal year due to the potential grants vesting and other factors. The following significant assumptions were made in estimating fair value:

	Three and Nine months ended March 31,
	2004	2003
Risk-free interest rates	2.48% - 3.63%	3.05% - 4.08%
Expected life in years	5	5
Expected volatility	33.01% - 34.61%	47.04% - 65.09%
Expected dividends	—	—

G.	Stock Purchase Plan

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

The ESPP is implemented through one offering during each quarter of each fiscal year, beginning effective July 1, 2003. The ESPP allows the Company’s full-time employees to purchase shares of common stock at 85% of the fair market value of a share of common stock on the first day or the last day of the offering period, whichever is lower. The maximum number of shares that an eligible employee may purchase during any offering period is equal to two times an amount determined as follows: 20% of such employee’s compensation over the offering period divided by 85% of the fair market value of a share of common stock on the first day of the offering period. As the ESPP is a qualified plan under Section 423 of the Internal Revenue Code and the Company follows APB Opinion No. 25, no compensation expense has been recorded in connection with the ESPP. The Company follows the disclosure provisions of SFAS No. 123 in accounting for the ESPP. As of March 31, 2004, participants have purchased approximately 41,000 shares under the ESPP.

The MSPP provides senior executives with stock holding requirements a mechanism to acquire Restricted Stock Units (“RSUs”) in lieu of up to 30% of their annual bonus. The RSUs are awarded under the MSPP at 85% of the market price of the Company’s common stock on the date of the award and vest three years from the date of the award, upon a change of control of the Company or the participant’s death or permanent disability. Vested RSUs will be settled in shares of common stock. The Company accounts for MSPP transactions in accordance with APB Opinion No. 25. As of March 31, 2004, there have been approximately 29,000 RSUs issued under the MSPP.

The DSPP provides an opportunity for Non-Employee Directors to acquire an equity interest in the Company. The DSPP allows directors to elect to receive RSUs, which vest three years from the date of the award, upon a change of control of the Company, or the participant’s death or permanent disability, at the market price of the Company’s common stock on the date of the award in lieu of up to 50% of their annual retainer fees. Vested RSUs will be settled in shares of common stock. As of March 31 2004, there have been approximately 1,600 RSUs issued under the DSPP.

All Stock Purchase Plans are administered by the Compensation Committee of the Board of Directors.

H.	Earnings Per Share

SFAS No. 128, Earnings Per Share requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share includes the incremental effect of stock options calculated using the treasury stock method. The chart below shows the calculation of basic and diluted earnings per share for the three and nine month periods ended March 31, 2004 and 2003, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
(amounts in thousands, except per share amounts)	2004	2003	2004	2003
Net income	$15,762	$11,458	$42,992	$31,434
Weighted average number of shares outstanding during the period	29,126	28,718	29,022	28,620
Dilutive effect of stock options after application of treasury stock method	809	743	853	800

Weighted average number of shares and equivalent shares outstanding during the period	29,935	29,461	29,875	29,420

Basic earnings per share	$0.54	$0.40	$1.48	$1.10
Diluted earnings per share	$0.53	$0.39	$1.44	$1.07

I	Acquisitions

On March 1, 2004, the Company acquired all of the outstanding shares of CMS Information Services, Inc. (“CMS”). CMS headquartered in Vienna, Virginia, is an information technology consulting firm that serves government agencies, primarily in the national defense sector. CMS specializes in enterprise network solutions, enterprise financial management systems and software engineering and integration. The total purchase price paid was $27.4 million. Approximately $13.9 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $6.9 million estimated fair value of the net assets acquired and the $6.6 million value assigned to identifiable intangible assets. The Company is amortizing substantially all such assets over a period of five years. CMS contributed revenue of $3.2 million for the period from March 1, 2004 to March 31, 2004.

On January 16, 2004, the Company purchased all of the outstanding stock of MTL Systems, Inc. (“MTL”). MTL, headquartered in Dayton, Ohio, provides engineering and integration services such as imagery technology, algorithm development and modeling and simulation for the Department of the Defense. The total purchase price was approximately $4.1 million. Approximately $1.7 million of the purchase price has been allocated to goodwill based on the excess of the purchase price over the $1.7 million estimated fair value of the net assets acquired and the $0.7 million value assigned to the identifiable intangible assets. The Company is amortizing these assets over a period of five years. MTL contributed revenue of $1.0 million from January 16, 2004 to March 31, 2004.

On October 16, 2003, the Company acquired all of the outstanding stock of C-CUBED Corporation (“C-CUBED”). C-CUBED provides specialized services in support of C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance) initiatives to clients in the Department of Defense, federal, civilian, and intelligence communities. The total purchase price was $35.3 million, of which $33.3 million has been paid. The balance of $2.0 million is payable in the form of contingent consideration to the former shareholders of C-CUBED, regardless of their employment status with the Company, based on the achievement of level of effort goals on an existing contract for 18 months after the acquisition. The Company has placed this amount in escrow and recorded it as an Other Asset in the Consolidated Balance Sheet, and will record additional goodwill if the contingent consideration is earned. Approximately $18.8 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $8.1 million estimated fair value of the net assets acquired and the $6.4 million value assigned to identifiable intangible assets. The Company is amortizing substantially all such intangible assets over a period of two to five years. C-CUBED contributed revenue of $22.7 million for the period from October 16, 2003 to March 31, 2004.

The following unaudited proforma combined condensed statements of operations set forth the consolidated results of operations for the three and nine months ended March 31, 2004 and 2003 as if the above described acquisitions had occurred at the beginning of each period presented. The unaudited proforma information does not purport to be indicative of the results that actually would have occurred if the combinations had been in effect for the three and nine month periods ended March 31, 2004 and 2003.

	Three Months Ended March 31,		Nine Months Ended March 31,
(amounts in thousands, except per share amounts)	2004	2003	2004	2003
Revenue	$295,057	$245,138	$829,573	$680,727
Net income	16,631	12,949	46,253	35,051
Diluted earnings per share	$0.56	$0.44	$1.55	$1.19

The Company entered into a Letter of Intent (LOI) on March 1, 2004 to acquire all of the outstanding stock of an information technology services company that provides work primarily for various Federal Civilian Agencies. The purchase price is expected to be approximately $30 million. The closing of the acquisition is contingent upon completion of due diligence satisfactory to the Company and is expected to close in the first quarter of FY2005. The Company will fund the acquisition with proceeds under its new credit facility as described in Note L to the consolidated financial statements.

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

(amounts in thousands)	Domestic	International	Total
Quarter Ended March 31, 2004
Revenue from external customers	$275,651	$12,760	$288,411
Pre-tax income	23,898	1,526	25,424
Quarter Ended March 31, 2003
Revenue from external customers	$212,457	$9,559	$222,016
Pre-tax income	17,299	1,031	18,330
Nine Months Ended March 31, 2004
Revenue from external customers	$754,499	$33,008	$787,507
Pre-tax income	67,166	2,418	69,584
Nine Months Ended March 31, 2003
Revenue from external customers	$583,769	$30,736	$614,505
Pre-tax income	46,761	3,536	50,297

K.	Recent Accounting Pronouncements

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

L.	Subsequent Events

On May 3, 2004, the Company acquired the net assets of American Management System, Incorporated’s Defense and Intelligence Group (“D&IG”) for $415 million in cash plus estimated transaction costs of approximately $5.3 million, subject to certain closing adjustments. D&IG provides the U.S. government with business management solutions, including information technology and software design, for defense, intelligence and homeland security agencies in support of acquisition, financial management, logistics, warfighting and intelligence missions.

The transaction was entered into concurrent with CGI Group Inc., which purchased all of the outstanding shares of AMS for $19.40 per share or $858 million. Given the nature of our asset purchase, the Company expects the acquisition of D&IG will give rise to future cash tax benefits related to the deductibility of intangible assets, estimated at a present value of approximately $60 million.

In order to fund the acquisition of D&IG, the Company executed a new revolving credit facility and institutional term loan totaling $550 million. The new five year secured credit agreement permits borrowings of up to $200 million with annual sublimits on amounts borrowed for acquisitions. The new agreement permits similar borrowings options and interest rates as those offered by the prior agreement. The Company pays a fee on the unused portion of the facility. The institutional term loan is a seven year secured facility in the amount of $350 million. The principal is to be prepaid 1% in years one through six with the remainder due on the maturity date. Interest rates are based on LIBOR or the higher of the prime rate or Fed funds rate plus applicable margins. Margin and unused fee rates are determined quarterly based on the leverage ratio. The Company estimates the total costs associated with securing the new credit facility to be approximately $8.2 million, which will be amortized over a period of approximately six years. The Company is required to operate within certain limits on leverage, net worth and fixed-charge coverage ratios.

On April 26, 2004, the Company received information indicating that one of its employees was identified in a report authored by U.S. Army Major General Antonio M. Taguba as being connected to allegations of abuse of Iraqi detainees at the Abu Ghraib prison facility. To date, the Company has received no request from its U.S. Army client to transfer, discipline or remove any present or former employee for any reason related to such allegations, nor has the Company received word from knowledgeable sources that any of its present or former employees will be charged with wrongdoing in connection with the Abu Ghraib allegations. Nonetheless, because of its strong commitment to ethical business practices under any and all circumstances, the Company has initiated an independent investigation into the allegations. Moreover, the Company will continue to cooperate with any and all government investigations in connection with the allegations. The Company does not condone, tolerate or endorse any illegal or inappropriate behavior on the part of any employee in any circumstances, at any time, anywhere. If and when the Company receives verifiable information indicating any inappropriate or illegal behavior on the part of any employee, the Company will take swift and appropriate action to redress the matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations For the Three Months Ended March 31, 2004 and 2003.

Revenue. The table below sets forth revenue by customer segment with related percentages of total revenue for the three months ended March 31, 2004 (FY2004) and 2003 (FY2003), respectively:

	Third Quarter				Third Quarter Change
(amounts in thousands)	FY2004		FY2003		$	%
Department of Defense	$195,390	67.7%	$142,557	64.2%	$52,833	37.1%
Federal Civilian Agencies	74,092	25.7%	63,218	28.5%	10,874	17.2%
Commercial	14,739	5.1%	12,526	5.6%	2,213	17.7%
State & Local Governments	4,190	1.5%	3,715	1.7%	475	12.8%

Total	$288,411	100.0%	$222,016	100.0%	$66,395	29.9%

For the three months ended March 31, 2004, total revenue increased by 29.9%, or $66.4 million, over the same period a year ago. The increased revenue in the quarter resulted from continued growth in the Company’s systems integration, engineering services, and knowledge management offerings of its domestic operations. This growth is a result of the Company’s strategic focus on national security and the reshaping of the way government agencies communicate, use and disseminate information, deliver services, and conduct business.

Acquisitions made during the last twelve months have accounted for $42.7 million of the growth in the quarter. On March 1, 2004, the Company acquired all of the outstanding stock of CMS Information Services, Inc. (“CMS”). In the third quarter of FY2004, CMS contributed $3.2 million of revenue. On January 16, 2004, the Company purchased all of the outstanding stock of MTL Systems, Inc. (“MTL”) which contributed $1.0 million of FY2004 third quarter revenue. On October 16, 2003, the Company acquired all of the outstanding stock of C-CUBED Corporation (“C-CUBED”). During the third quarter of FY2004, C-CUBED contributed $13.8 million in revenue. On May 15, 2003, the Company acquired substantially all of the assets of Premier Technology Group, Inc., (“PTG”) which contributed $23.5 million of FY2004 third quarter revenue. On February 28, 2003, the Company purchased all of the outstanding capital stock of Applied Technology Solutions of Northern Virginia, Inc., (“ATS”) which contributed $1.2 million in incremental revenue for the third quarter of FY2004.

Department of Defense (“DoD”) revenue increased 37.1%, or $52.8 million, over the same period a year ago. DoD revenue growth was driven primarily by higher demand from customers such as strategic and tactical organizations in the military intelligence community, the U.S. Army’s Intelligence and Security Command, the U.S. Navy’s Chief of Naval Aviation, and the Naval Surface Warfare Command. The aforementioned acquisitions contributed $38.8 million of this increased revenue in the current quarter, a portion of which was derived from the same customer base described above.

Revenue from Federal Civilian Agencies increased 17.2%, or $10.9 million, for the three months ended March 31, 2004. Approximately 35.0% of Federal Civilian Agency revenue was derived from the Department of Justice (“DoJ”), for whom the Company provides litigation support services and maintains an automated debt management system. Revenue from DoJ was $26.0 million for the third quarter of FY2004, as compared to $23.1 million for the same period a year ago. The CMS, MTL, C-CUBED, PTG and ATS acquisitions contributed approximately $3.6 million of the total growth in Federal Civilian Agency revenue for the quarter. The remaining growth in Federal Civilian Agency revenue came primarily from higher volumes of work from customers in the national intelligence community.

Commercial revenue is derived from both international and domestic operations. The international operations accounted for $12.8 million, or 86.6%, of the total Commercial revenue, while the domestic operations accounted for $1.9 million, or 13.4%. Total Commercial revenue increased by 17.7%, or $2.2 million, during the third quarter of FY2004, as compared to the same period a year ago. This increase was due primarily to operations in the United Kingdom, which experienced increased sales of higher margin software products and an improvement in its systems integration business. Their business also benefited from a favorable exchange rate in the quarter.

Revenue from State and Local Governments increased by $0.5 million, or 12.8%, to $4.2 million for the quarter ended March 31, 2004. Revenue from State and Local Governments represented approximately 1.5% of the 1.7% of the total Company’s revenue for the three months ended March 31, 2004 and 2003, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Income. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the quarters ended March 31, 2004 and 2003, respectively.

	Dollar Amount Third Quarter		Percentage of Revenue Third Quarter		Third Quarter Increase (Decrease)
(amounts in thousands)	FY2004	FY2003	FY2004	FY2003	$	%
Revenue	$288,411	$222,016	100.0%	100.0%	$66,395	29.9%
Costs and expenses:
Direct costs	179,440	139,427	62.3	62.8	40,013	28.7
Indirect costs & selling expenses	79,377	61,696	27.5	27.8	17,681	28.7
Depreciation & amortization	4,382	3,040	1.5	1.4	1,342	44.1

Total operating expenses	263,199	204,163	91.3	92.0	59,036	28.9
Operating income	25,212	17,853	8.7	8.0	7,359	41.2
Interest income	(212)	(477)	(0.1)	(0.2)	265	(55.6)

Earnings before income taxes	25,424	18,330	8.8	8.2	7,094	38.7
Income taxes	9,662	6,872	3.3	3.1	2,790	40.6

Net Income	$15,762	$11,458	5.5%	5.1%	$4,304	37.6%

Operating income increased 41.2%, or $7.4 million, for the three months ended March 31, 2004 as compared to the same period a year ago. This increase in operating income was driven primarily by a favorable mix of business and by operational cost efficiencies achieved primarily in connection with acquired operations. The growth of the Company’s operations, including recently acquired operations, continued to be driven by increased demand for mission-critical support for intelligence community customers, and knowledge management, engineering and logistics, and systems integration support for the Department of Defense and civilian agencies.

As a percentage of revenue, direct costs were 62.3% and 62.8% for the quarters ended March 31, 2004 and 2003, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry; they are incurred in response to specific client tasks, and vary from period to period. The largest component of direct costs, direct labor, was $88.3 million and $65.3 million for the third quarters of FY2004 and FY2003, respectively. The increase in direct labor was attributable to the internal growth in federal government business, both in DoD and Federal Civilian Agencies, as well as from the FY2004 acquisitions of CMS, C-CUBED and MTL and the FY2003 PTG and ATS acquisitions, all of which are described above. Other direct costs were $91.1 million and $74.1 million in FY2004 and FY2003, respectively. The increase in other direct costs was primarily the result of increased subcontractor and equipment costs within the systems integration and engineering services lines of business and the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor and other discretionary costs. Most of these are highly variable and have grown in dollar volume generally in proportion to the Company’s growth in revenue. As a percentage of revenue, indirect costs and selling expenses were 27.5% and 27.8% for the three months ended March 31, 2004 and 2003, respectively. This year over year decrease was primarily due to cost efficiencies achieved in connection with acquisitions.

Depreciation and amortization expense increased by $1.3 million, or 44.1%, in FY2004 as compared to FY2003. This increase was primarily due to amortization on approximately $30.7 million of intangible assets acquired over the last twelve months. Amortization of intangible assets increased approximately $1.1 million during the quarter as compared to a year ago.

Interest income decreased 55.6%, or $265,000, during the quarter ended March 31, 2004 as compared to the same period a year ago. This decrease is due to the Company’s portfolio of cash and equivalents and marketable securities decreasing from $107.9 million at March 31, 2003 to $23.2 million at March 31, 2004. This cash was used primarily for the Company’s acquisition activities and working capital.

The effective income tax rates for the quarters ended March 31, 2004 and 2003 were 38.0% and 37.5%, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations For the Nine Months Ended March 31, 2004 and 2003.

Revenue. The table below sets forth revenues by customer with related percentages of total revenues for the nine months ended March 31, 2004, (FY2004) and March 31, 2003 (FY2003), respectively:

	Year to Date				Year to Date Change
(amounts in thousands)	FY2004		FY2003		$’s	%
Department of Defense	$517,052	65.7%	$391,341	63.7%	$125,711	32.1%
Federal Civilian Agencies	218,837	27.8%	173,868	28.3%	44,969	25.9%
Commercial	39,417	5.0%	39,386	6.4%	31	0.1%
State & Local Governments	12,201	1.5%	9,910	1.6%	2,291	23.1%

Total	$787,507	100.0%	$614,505	100.0%	$173,002	28.2%

For the nine months ended March 31, 2004 the Company’s total revenue increased 28.2%, or $173.0 million, over the same period a year ago. Revenue growth was driven by increased demand from federal government customers across all lines of business.

Revenue generated from the date a business is acquired through its first anniversary date is considered acquired revenue growth. These acquisitions accounted for $98.2 million of the revenue growth for the year as follows:

Business Acquired	(in millions) Revenue
PTG	$51.6
C-Cubed	22.7
Acton Burnell	12.6
ATS	4.8
CMS	3.2
Condor	2.2
MTL	1.1

Total	$98.2

DoD revenue increased 32.1%, or $125.7 million, for the nine months ended March 31, 2004 as compared to the same period a year ago. The aforementioned acquisitions accounted for approximately 62.7% of this growth, contributing $78.9 million in revenue. The Company also continued to experience increased demand for mission-critical support for intelligence community customers and for engineering and logistics and systems integration support for the DoD.

Revenue from Federal Civilian Agencies increased 25.9%, or $45.0 million, for the first nine months of FY2004 as compared to the same period a year ago. Approximately 36.2% of Federal Civilian Agency revenue for the year was derived from DoJ, for whom the Company provides litigation support services and maintains an automated debt collection system. Revenue for DoJ was $79.3 million for the nine months ended March 31, 2004 as compared to $67.0 million for the same period a year ago. The aforementioned acquisitions accounted for approximately 40.0% of the revenue growth within Federal Civilian Agency revenue contributing $18.0 million. The balance of the growth came from continuing increased demands from the Company’s existing customers within the national intelligence area.

Commercial revenue is derived from both international and domestic operations. The international operations accounted for $33.0 million, or 83.7%, of the total Commercial revenue, while the domestic operations accounted for $6.4 million, or 16.3%. The total Commercial revenue increased by 31 thousand during the first nine months of FY2004 as compared to the same period a year ago. The performance of the Company’s international operations improved considerably in the quarter, showing year over year increases for the first time this fiscal year.

Revenue from state and local governments increased 23.1%, or $2.3 million, in FY2004 as compared to FY2003. Revenue from state and local governments represented 1.5% and 1.6% of the total Company’s revenue for the nine months ended March 31, 2004 and 2003, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Income. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenues for the nine months ended March 31, 2004 and March 31, 2003, respectively.

	Dollar Amount Year to Date		Percentage of Revenue Year to Date		Year to Date Increase (Decrease)
(amounts in thousands)	FY2004	FY2003	FY2004	FY2003	$	%
Revenue	$787,507	$614,505	100.0%	100.0%	$173,002	28.2%
Costs and expenses:
Direct costs	488,729	380,038	62.0	61.9	108,691	28.6
Indirect costs & selling expenses	217,441	176,398	27.6	28.7	41,043	23.3
Depreciation & amortization	12,384	8,730	1.6	1.4	3,654	41.9

Total operating expenses	718,554	565,166	91.2	92.0	153,388	27.1
Operating Income	68,953	49,339	8.8	8.0	19,614	39.8
Interest income	(631)	(958)	(0.1)	(0.2)	327	(34.1)

Earnings before income taxes	69,584	50,297	8.9	8.2	19,287	38.3
Income taxes	26,592	18,863	3.4	3.1	7,729	41.0

Net Income	$42,992	$31,434	5.5%	5.1%	$11,558	36.8%

Operating income for the first nine months of FY2004 was $69.0 million, an increase of 39.8% over operating income of $49.3 million reported a year earlier. The higher operating income was driven primarily by operational cost efficiencies, cost synergies associated with acquisitions, and a favorable mix of business.

As a percentage of revenue, direct costs were 62.0% and 61.9% for the nine months ended March 31, 2004 and 2003, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry because they are incurred in response to specific client tasks and may vary from period to period. The largest component of direct costs, direct labor, was $235.6 million and $184.1 million for the nine months ended March 31, 2004 and 2003, respectively. The increase in direct labor was attributable to the internal growth in our federal government business, both in DoD and Federal Civilian Agencies as well as from the FY2004 acquisitions of CMS, MTL and C-CUBED and the FY2003 PTG, ATS, Acton Burnell and Condor acquisitions. Other direct costs were $253.1 million and $195.9 million for the first nine months of FY2004 and FY2003, respectively. The increase in other direct costs occurred primarily due to increased volume of tasking across most lines of business as well as the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor and other discretionary costs. Most of these are highly variable and have grown in dollar volume generally in proportion to the growth in revenue and increase in number of employees. As a percentage of revenue, indirect costs and selling expenses were 27.6% during the first nine months of FY2004 as compared to 28.7% over the same period a year ago. This 1.1% decrease was primarily due to cost efficiencies achieved in connection with acquisitions.

Depreciation and amortization expense increased by $3.7 million, or 41.9%, in FY2004 as compared to FY2003. The increase was primarily due to amortization of approximately $30.7 million of intangible assets acquired over the last twelve months. Amortization of intangible assets increased $2.9 million for the nine months ended March 31, 2004 as compared to the prior year.

Interest income decreased 34.1%, or $327,000, for the nine months ended March 31, 2004 as compared to the same period a year ago. This decrease is due to the Company’s portfolio of cash and equivalents and marketable securities decreasing from $107.9 million at March 31, 2003 to $23.2 million at March 31, 2004. This cash was used primarily for the Company’s acquisition activities and to fund operations.

The effective income tax rate for the first nine months of FY2004 and FY2003 were 38.2% and 37.5%, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Since March 2002, the proceeds from the Company’s offering of approximately 4.9 million shares of additional common stock have been a principal source of liquidity and capital to fund business acquisitions. Cash and equivalents and marketable securities were $23.2 million and $89.0 million as of March 31, 2004 and June 30, 2003, respectively. Working capital was $190.5 million and $182.6 million as of March 31, 2004 and June 30, 2003, respectively. Operating activities provided cash of $12.9 million and $38.5 million for the nine months ended March 31, 2004 and 2003, respectively. The Company’s operating cash flow improved by $25.8 million during the third quarter of FY2004. Days sales outstanding at the end of the quarter were 84, a decrease of two days from the prior quarter. Days sales outstanding increased seven days from last year’s 77 days, primarily as a result of the addition of receivables from our recent acquisition of CMS. Cash flow from operations also was affected by the timing of tax payments.

The Company used $71.5 million and $56.0 million of cash in investing activities during the first nine months of FY2004 and FY2003, respectively. The cash used in both years was primarily in support of the Company’s on-going business acquisition activities.

The Company generated cash from financing activities of $5.7 million during the first nine months of FY2004 as compared to using cash of $21.7 million over the same period a year ago. In both years, such cash was generated primarily from proceeds from the exercise of stock options and employee stock transactions. In FY2003 these proceeds were offset by the pay down of the Company’s line-of-credit by $25.0 million.

On May 3, 2004, the Company announced that it has completed its purchase of the net assets of the Defense and Intelligence Group (D&IG) business of American Management System, Incorporated for $415 million in cash plus transaction costs of approximately $5.3 million.

In order to fund the acquisition of D&IG, the Company executed a new revolving credit facility and institutional term loan totaling $550 million. The new five year secured credit agreement permits borrowings of up to $200 million with annual sublimits on amounts borrowed for acquisitions. The new agreement permits similar borrowings options and interest rates as those offered by the prior agreement. The Company pays a fee on the unused portion of the facility. The institutional term loan is a 7 year secured facility in the amount of $350 million. The principal is to be prepaid 1% in years one through six with the remainder due on the maturity date. Interest rates are based on LIBOR or the higher of the prime rate or Fed funds rate plus applicable margins. Margin and unused fee rates are determined quarterly based on the leverage ratio. The Company is required to operate within certain limits on leverage, net worth and fixed-charge coverage ratios. The Company estimates the total costs associated with securing the new credit facility to be approximately $8.2 million, which will be amortized over a period of approximately six years.

Previously, on February 4, 2002, the Company executed a five year unsecured revolving line of credit. The agreement permitted borrowings of up to $185 million with a sublimit of $75 million per year on amounts borrowed for acquisition. This has now been replaced by the new credit facility mentioned above.

The Company entered into a Letter of Intent (LOI) on March 1, 2004 to acquire all of the outstanding stock of an information technology services company that provides work for various agencies of the Federal Government, primarily within the Department of Defense. The Purchase price is expected to be approximately $30 million. The closing of the acquisition is contingent upon completion of due diligence satisfactory to the Company and is expected to close in the first quarter of FY2005. The Company will fund the acquisition with proceeds under its new credit facility described above.

The Company also maintains 500,000 pound sterling, unsecured line of credit in London, England, which expires in December 2004. As of March 31, 2004, the Company has no borrowings under either of these lines of credit.

The Company believes that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources for the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2004, the Company had investments in marketable securities valued at $576,000. These securities consisted of highly liquid investments that had maturities of less than 365 days at March 31, 2004. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. Hypothetically, a 10% increase or decrease in market interest rates from the December 31, 2003 rates would not cause a material change in the value of these short-term investments. The Company does not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income. As of March 31, 2004, the Company did not have significant holdings in equity investments. Therefore, the Company did not have any material equity price risk.

Approximately 4.2% and 5.0% of the Company’s total revenues in the first nine months of FY2004 and FY2003, respectively, were derived from our international operations, primarily in the United Kingdom. The Company’s practice in its international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2004, the Company had approximately $19.0 million in cash that is held in pounds sterling in the United Kingdom. This allows the Company to better utilize its cash resources on behalf of its foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Appeal of CACI International Inc, ASBCA No.53058

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the year ended December 31, 2003, for the most recently filed information concerning the appeal filed on September 27, 2000, with the Armed Services Board of Contract Appeals (“ASBCA”) challenging the Defense Information Systems Agency’s (“DISA”) denial of its claim for breach of contract damages. The Registrant’s appeal seeks damages arising from DISA’s breach of a license agreement pursuant to which the Department of Defense agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by Registrant’s wholly-owned subsidiary, CACI, INC.-FEDERAL, for the period from September 2, 1994 through April 22, 1998. By decision of March 22, 2001, in the companion case of GAP Instrument Corporation, ASBCA No.51658 (2001), the ASBCA held that the Government’s failure to conduct all electronic data interchanges exclusively through certified value-added networks constituted a breach of contract. As a result, unless the GAP Instrument decision is overturned on appeal, Registrant will pursue collection of its damages, which are substantial and which could have a material impact on the Company’s earnings.

Since the filing of Registrant’s report indicated above, post-hearing briefing has been completed. Registrant believes that a decision of the ASBCA is likely to be issued before the end of calendar 2004.

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

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

31.1	Section 302 Certification	Dr. J.P. London

31.2	Section 302 Certification	Mr. Stephen L. Waechter

32.1	Section 906 Certification	Dr. J.P. London

32.2	Section 906 Certification	Mr. Stephen L. Waechter

Reports

•	The Registrant filed a Current Report on Form 8-K on January 21, 2004, in which the Registrant furnished its financial results for the second quarter and first half of fiscal year 2004.

•	The Registrant filed a Current Report on Form 8-K on February 13, 2004 announcing that it had signed an agreement to acquire all of the outstanding stock of CMS Information Services, Inc.

•	The Registrant filed a Current Report on Form 8-K on March 2, 2004 announcing that it had completed its purchase of the outstanding stock of CMS Information Services, Inc.

•	The Registrant filed a Current Report on Form 8-K on March 11, 2004 announcing that it had signed on agreement for the purchase of the Defense and Intelligence Group of American Management Systems, Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: May 17, 2004	By:	/S/ DR. J. P. LONDON

Dr. J. P. London
Chairman of the Board, President
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 17, 2004	By:	/S/ STEPHEN L. WAECHTER

Stephen L. Waechter
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 17, 2004	By:	/S/ JAMES D. KUHN

James D. Kuhn
Senior Vice President and Corporate Controller
(Principal Accounting Officer)