Form 10-K
period 2004-06-30
CACI INTERNATIONAL INC /DE/
filed 2004-09-13
CIK 16058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

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

Indicate by checkmark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes  ☒.    No  ☐.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2003 was approximately $1,395,300,000.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of August 31, 2004: CACI International Inc Common Stock, $.10 par value, 29,157,454 shares.

Documents Incorporated by Reference

(1) The information relating to directors and officers contained in the proxy statement of the Registrant to be filed in connection with its 2004 Annual Meeting of Stockholders is incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

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

The Company’s telephone number is (703) 841-7800. CACI’s internet page can be accessed at www.caci.com. The Company makes its web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

Throughout this Form 10-K, the Company incorporates by reference information from parts of other documents filed with the Securities and Exchange Commission, (“SEC”). The SEC allows the Company to disclose important information by referring to it in this manner, and the public should review that information.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our internet website at www.caci.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Overview

CACI founded its business in 1962 in simulation technology, and has strategically diversified primarily within the information technology (“IT”) and communications industries. With fiscal year 2004 (“FY2004”) revenue of $1.15 billion, CACI serves clients in the government and commercial markets, primarily throughout North America and internationally on behalf of U.S. customers, as well as the United Kingdom. The Company primarily delivers IT and communications-solutions to clients through four areas of expertise or service offerings: systems integration, managed network services, knowledge management and engineering services. Through these service offerings, the Company provides comprehensive, practical IT and communications solutions by adapting emerging technologies and continually evolving legacy strengths in such areas as information assurance and security, reengineering, logistics and engineering support, automated debt management systems and services, litigation support systems and services, product data management, software development and reuse, voice, data and video communications, simulation and planning, financial and human resource systems and geo-demographic and customer data analysis. As a result of these broad capabilities, many of the Company’s client relationships have existed for five years or more.

The Company’s high quality service has enabled it to sustain winning repeat business and long-term client relationships and also to compete effectively for new clients and new contracts. The Company is organized to seek competitive business opportunities and has designed its operations to support major programs through centralized business development and business alliances. CACI has structured its new business development organization to respond to the competitive marketplace, particularly within the federal government, and supports that activity with full-time marketing, sales, communications, and proposal development specialists.

The Company’s primary markets - both domestic and international - are agencies of national governments, and major corporations. The demand for CACI’s services in large measure is created by the increasingly complex network, systems and information environments in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity and, ultimately, performance.

At June 30, 2004, CACI employed approximately 9,300 people. The Company currently operates from its headquarters at Three Ballston Plaza, 1100 North Glebe Road in Arlington, Virginia. CACI has operating offices and facilities in over 123 other locations throughout the United States and Western Europe.

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

International Operations

CACI’s international operations are conducted primarily through the Company’s operating subsidiary in Europe, CACI Limited, and account for all revenue generated from international clients and over 83 percent of the Company’s commercial revenue. CACI Limited is headquartered in London, England, and operates primarily in support of the Company’s systems integration line of business.

The Company’s international systems integration offerings focus primarily on planning, designing, implementing and managing solutions that resolve specific technical or business needs for commercial and government clients in the telecommunications, financial services, healthcare services and transportation sectors. The international operations also concentrate on combining data and technology in software products and services that provide strategic information on customers, buying patterns and market trends for clients who are engaged in retail sales of consumer products, direct marketing campaigns, franchise or branch site location projects, and similar endeavors.

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

Decisions regarding contract awards by the Company’s government clients typically are based on assessment of the quality of past performance, responsiveness to proposal requirements, price, and other factors.

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

Marketing and new business development for the Company is conducted by virtually all officers and managers of the Company, including the Chief Executive Officer, executive officers, vice presidents, and division managers. The Company employs marketing professionals who identify and qualify major contract opportunities, primarily in the federal government market. The Company’s proprietary software and marketing systems are sold primarily by full time sales people. The Company also has established agreements for the resale of certain third party software and data products.

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

At any one time, the Company may have more than a thousand separate active contracts and/or task orders. In 2004, the ten top revenue-producing contracts accounted for 47.2% of CACI’s revenue, or $540.3 million; however, no single contract accounted for more than 10% of the Company’s total revenue.

In 2004, 93.7% of CACI’s revenue came from U.S. Government prime or subcontracts. Of CACI’s total revenue, 67.4% came from U.S. Department of Defense (“DoD”) contracts, 9.4% from contracts with Department of Justice (“DoJ”), and 16.9% from other civilian agency government clients. The remaining 6.3% of revenue came from commercial business, both domestic and international, and state and local contracts.

Although the Company is continuously working to diversify its client base, it will continue to aggressively seek additional work from the DoD. In 2004, DoD revenue grew by 43.9%, or $235.7 million. The acquisitions of Acton Burnell, Inc., (“Acton Burnell”) in October 2002, substantially all of the assets of Premier Technology Group, Inc., (“PTG”) in May 2003, C-CUBED Corporation (“C-CUBED) in October 2003, CMS Information Services, Inc. (“CMS”) in March 2004 and certain assets of the Defense and Intelligence Group of American Management Systems, Inc. (“D&IG”) in May 2004 and other acquisitions accounted for approximately 61.8% of the revenue growth within DoD. Internal growth accounted for the remaining 38.2% of the DoD revenue growth.

Recent Significant Acquisitions

During the past three fiscal years, the Company examined a number of opportunities and completed multiple acquisitions. Set forth below is a description of some of the most significant acquisitions during this period:

•	On May 1, 2004, the Company completed the purchase of certain assets of the D&IG for $420.7 million, including transaction costs. The D&IG provides the U.S. Government with business consulting services and solutions, including information technology and software design, for defense, intelligence and homeland security agencies in support of acquisition, financial management, logistics, war-fighting and intelligence missions. The D&IG provides CACI with a broad range of consulting services to support the modernization of DoD business operations.

•	On March 1, 2004, the Company acquired all of the outstanding shares of CMS for $28.2 million. CMS specializes in enterprise network solutions, enterprise financial management systems and software and integration services primarily in the national defense sector.

•	On January 16, 2004, the Company purchased all of the outstanding stock of MTL Systems, Inc. (“MTL”) for $4.4 million. MTL provides engineering and integration services for the Department of Defense, including advanced imagery technology, remote sensing, algorithm development, modeling and simulation and rapid change detection.

•	On October 16, 2003, the Company acquired all of the outstanding stock of C-CUBED for $36.2 million of which $34.7 million has been paid. C-CUBED provides specialized services in support of C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance) initiatives to clients in the DoD, federal, civilian, and intelligence communities, including network enterprise solutions, systems integration, integrated logistics support, combat systems and deep submergence engineering.

•	On June 6, 2003, the Company acquired all of the outstanding capital stock of Rochester Information Systems, Ltd. (“RISys”), an United Kingdom company, for $1.9 million of which $1.7 million has been paid. Under the terms of the agreement, the Company will pay the balance of the consideration provided that certain agreed performance targets are met within 24 months following the acquisition. RISys specializes in the development and implementation of enterprise information solutions for the UK Public Sector, especially Health, Education and Local Governments.

•	On May 15, 2003, the Company acquired substantially all of the assets of PTG for $48.8 million of which $46.2 million has been paid. The balance of $2.6 million will be paid in the form of earn out payments tied to the continuation of existing business. PTG provides professional services to clients in the DoD and the intelligence community, including intelligence analysis and security services, information technology training, program management and logistics.

•	On February 28, 2003, the Company purchased all of the outstanding capital stock of Applied Technology Solutions of Northern Virginia, Inc. (“ATS”) for $13.1 million. ATS is an information technology company providing knowledge management, program management, network engineering and training to clients in the national intelligence community.

•	On October 16, 2002, the Company acquired all of the outstanding capital stock of Acton Burnell, Inc., for $29.4 million. Acton Burnell is an information technology company that provides systems integration, knowledge management, manpower readiness and training, and financial systems solutions to the federal government.

•	On August 16, 2002, the Company acquired substantially all of the assets of the Government Solutions Divisions of Condor Technology Solutions, Inc. (“Condor”) for $16.2 million. The acquired Condor business complements the Company’s systems integration, knowledge management, data mining and purchasing systems solutions for federal clients.

•	On November 1, 2001, the Company purchased all of the outstanding capital stock of DSIC for $47.0 million. The acquired business implements enterprise resource planning (“ERP”) systems, including large-scale financial and human resource systems, and e-procurement applications; develops client/server and web-enabled applications; operates an enterprise networking and information assurance practice; solves complex business problems with a recognized process modeling and simulation methodology; and provides acquisition/program management consulting services, primarily to the U.S. Government.

Over the past several years, the U.S. government has organized the armed services so that military personnel focus on combat and war-fighter roles, while some non-combatant roles are filled by personnel provided by contractors. The acquisitions completed by CACI, as described above, have positioned CACI to respond to certain aspects of this departmental transformation of the U.S. Department of Defense, and deliver contract personnel to fill some of these non-combatant roles including logistics, intelligence gathering and analysis, organizational realignment and training.

Interrogation Services

The interrogation services CACI performs in Iraq are a recent extension of CACI’s tactical intelligence and field services line of business for information collection, data analysis and decision support. CACI began providing interrogation services in August of 2003 with the issuance of orders to provide a wide variety of information technology services for security, intelligence and logistics support to the Coalition Joint Task Force in Iraq, under a Blanket Purchase Agreement (“BPA”) CACI acquired when it purchased the assets of PTG in May 2003. CACI received the opportunity to propose personnel for these services because of the relationship established through the tactical intelligence business base acquired from PTG. As described below, the task orders issued under that BPA have been replaced by contracts directly with the U.S. Army.

The work performed by CACI’s interrogators in Iraq is performed under the monitoring and supervision of the U.S. military chain of command in Iraq. The military assigns them to specific interrogation cases and projects. The interrogators perform IT related tasks such as entering interrogation information into a database, analyzing the intelligence data and information available to determine how the “pieces” may fit together, and disseminating the information resulting from their analysis. They participate on interrogation teams composed of an interpreter, an analyst and an interrogator under supervision of a non-commissioned officer, warrant officer or commissioned officer. The interrogator’s role on the team is to propose the plan for interviewing the detainee, the questions to ask, when to ask the questions and how to support the task of finding out intelligence information that will assist the command in its military mission.

All interrogators hired by CACI are qualified as required by the applicable contract statement of work. The statement of work, which was issued by the military, provides specific qualifications for interrogators. A report of the Army Inspector General, dated July 21, 2004, confirmed that all interrogators provided by CACI satisfied the Army’s statement of work criteria.

Under CACI’s BPA for U.S. Army work in Iraq, 11 delivery orders were issued for a total maximum value of $66 million (to be billed only as work was performed and services delivered). The delivery orders for intelligence services (6 each) have been terminated, and replaced with a bridge contract for a 120 day term, and two 30 day options. The other remaining delivery orders for logistics services (5 each) have been terminated and replaced with a letter contract. CACI is currently negotiating the terms of a definitive bridge contract to cover this work. From the start of the first delivery orders in August 2003, through the end of June 2004, CACI has billed the U.S. Army a total of $23.5 million for work and services under these 11 orders. CACI has received $17 million in payments for this work to date. Less than 1% of CACI revenue for the year ended June 30, 2004 was for interrogator support at Abu Ghraib.

Given the extensive coverage of the events at Abu Ghraib prison in Iraq, CACI management is focused, in the short term, on ensuring that inaccuracies contained in the media accounts regarding CACI’s role in the matter are immediately corrected. The company posts on its website: www.caci.com additional information, news releases, and FAQs on CACI’s Iraq Business at the section entitled “The Truth Will Out”.

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

The U.S. Government’s fiscal year ends on September 30 of each year. It is not uncommon for government agencies to award extra tasks or complete other contract actions in the weeks before the end of the fiscal year in order to avoid the loss of unexpended fiscal year funds. Moreover, in years when the U.S. Government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a “continuing resolution” that authorizes agencies of the government to continue to operate, but traditionally does not authorize new spending initiatives. When the government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect the Company’s revenue and profit during the period of delay.

CACI Employment and Benefits

The Company’s employees are its most valuable resource. It is in continuing competition for highly skilled professionals in virtually all of its business areas. The success and growth of CACI’s business are significantly correlated with its ability to recruit, train, promote and retain high quality people at all levels of the organization.

For these reasons, the Company endeavors to maintain competitive salary structures, incentive compensation programs, fringe benefits, opportunities for growth, and individual recognition and award programs. Fringe benefits are generally consistent across the Company’s subsidiaries, and include paid vacations and holidays, medical, dental, disability and life insurance, tuition reimbursement for job-related education and training, and other benefits under various retirement savings and stock purchase plans.

The Company has published policies that set high standards for the conduct of its business. It requires all of its employees, consultants, officers, and directors annually to execute and affirm a code of ethics applicable to their activities.

Patents, Trademarks, Trade Secrets and Licenses

The Company owns 21 patents in the United States and 1 patent in Canada. While the Company believes its patents are valid, it does not consider that its business is dependent on patent protection in any material way. CACI claims copyright, trademark and other proprietary rights in a variety of intellectual property, including each of its proprietary computer software and data products and the related documentation. The Company presently owns 29 registered trademarks and service marks in the U.S. and 57 registered trademarks and service marks in other countries, primarily the U.K. All of the Company’s registered trademarks and service marks may be renewed indefinitely. In addition, the Company asserts copyrights in essentially all of its electronic and hard copy publications, its proprietary software and data products and in software produced at the expense of the U.S. Government, which rights can be maintained for up to 75 years. Because most of the Company’s business involves providing services to government entities, the Company’s operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although its operations make use of such protections and benefit from them as discriminators in competition. CACI is also a party to agreements that give it the right to distribute computer software, data and other products owned by other companies, and to receive income from such distribution. As a systems integrator, it is important that the Company maintain access to software, data and products supplied by such third parties, but the Company generally has experienced little difficulty in doing so. The durations of such agreements vary according to the terms of the agreements themselves.

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

Backlog

The Company’s backlog as of June 30, 2004 was $3.4 billion, of which $745 million was funded for orders believed to be firm. Total backlog as of June 30, 2003 was $2.5 billion, of which $469 million was for funded orders. The source of backlog is primarily contracts with the U.S. Government. It is presently anticipated, based on current revenue projections, the majority of the funded backlog will be filled during the fiscal year ending June 30, 2005.

Business Segments, Foreign Operations, and Major Customer

The business segment, foreign operations and major customer information is provided in the Company’s Consolidated Financial Statements contained in this Report. In particular, see Note 14, Business Segment Information, in the Notes to Consolidated Financial Statements.

Revenue by Contract Type

The following information is provided on the amounts of revenue attributable to firm fixed-price contracts (including proprietary software product sales), time-and-materials contracts, and cost reimbursable contracts of the Company during each of the last three fiscal years:

(dollars in thousands)

Fiscal Year Ended June 30,	Firm Fixed-Price	%	Time-and- Materials	%	Cost Reimbursable	%	Total
2004	$194,914	17.0%	$708,801	61.9%	$242,070	21.1%	$1,145,785
2003	$157,759	18.7%	$543,857	64.5%	$141,522	16.8%	$843,138
2002	$132,697	19.5%	$418,438	61.3%	$130,807	19.2%	$681,942

Item 2. Properties

As of June 30, 2004, CACI leased office space at 123 U.S. locations containing an aggregate of approximately 1,943,000 square feet located in 28 states and the District of Columbia. In two countries outside the U.S., CACI leased four offices containing an aggregate of about 32,000 square feet. CACI’s leases expire primarily within the next four years, with the exception of eight leases in Northern Virginia and six leases outside of Northern Virginia, which will expire within the next 5 to 7 years. CACI anticipates that most of these leases will be renewed or replaced by other leases.

All of CACI’s offices are in reasonably modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

As of June 30, 2004, CACI International Inc maintained its corporate headquarters in approximately 105,000 square feet of space at 1100 North Glebe Road, Arlington, Virginia. See Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, for additional information regarding the Company’s lease commitments.

CACI acquired certain real estate in Dayton, OH in connection with the purchase of MTL Systems, Inc., in January, 2004. The real estate consists of 2.6 acres, which includes a 7,110 square foot garage, and a 36,360 square foot two story office building. This property carries a 10 year mortgage.

Item 3. Legal Proceedings

Appeal of CACI International Inc, ASBCA No.5305

Reference is made to Part II, Item 3, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, for the most recently filed information concerning the appeal filed on September 27, 2000, with the Armed Services Board of Contract Appeals (“ASBCA”) challenging the Defense Information Systems Agency’s (“DISA”) denial of its claim for breach of contract damages. The appeal seeks damages arising from DISA’s breach of a license agreement pursuant to which the DoD agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by Registrant’s wholly-owned subsidiary, CACI, INC.-FEDERAL, for the period from September 2, 1994 through April 22, 1998. By decision of March 22, 2001, in the companion case of GAP Instrument Corporation, ASBCA No.51658 (2001), the ASBCA held that the Government’s failure to conduct all electronic data interchanges exclusively through certified value-added networks constituted a breach of contract.

Since the filing of Registrant’s report indicated above, the post-hearing briefing has been completed. Registrant believes that a decision of the ASBCA is likely to be issued before the end of calendar 2004.

CACI Dynamics Systems, Inc. v. Delphinus Engineering, Inc., et al

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2003 for the most recently filed information concerning the suit filed on October 1, 2002 in the United States District Court for the Eastern District of Virginia against Delphinus Engineering, Inc., V. Allen Spicer and James R. Everett seeking damages and attorney’s fees arising from defendant’s efforts to move business from CACI to Delphinus.

Since the filing of Registrant’s report described above, the Spicer arbitration in South Carolina was held, with final briefings scheduled to be completed by the end of September 2004. By decision dated July 15, 2004, the arbitrator granted our motion for directed verdict on the counter-claim for violation of the South Carolina Payment of Wages Act, promissory estoppel and tortious interference with prospective contractual relations. As a result, all of Spicer’s claims against CACI have been resolved in CACI’s favor and the parties are awaiting the decision of the arbitrator on CACI’s claims against Spicer.

Saleh, et al. v. Titan Corp., et al, Case No. 04 CV 1143 R (NLS) (S.D. Cal. 2004)

On June 9, 2004, seven named plaintiffs filed a twenty-six count class-action complaint against a number of corporate defendants and individual corporate employees alleging that defendants formed a conspiracy to increase demand for interrogation services in Iraq. The complaint named CACI International Inc, CACI INC.–FEDERAL, CACI N.V., as well as a CACI employee, Stephen A. Stefanowicz, among the defendants in the case. The complaint alleges that defendants engaged in a pattern of racketeering activity, violated U.S. domestic and international law and intentionally and negligently committed a series of tortious acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq. The complaint alleges that instead of providing interrogation and other related intelligence services in a lawful manner, the defendants conspired with each other and with certain U.S. government officials to direct and conduct a scheme to torture, rape, and, in some instances, summarily execute plaintiffs. Plaintiffs’ complaint seeks a permanent injunction, compensatory and punitive damages, treble damages and attorney’s fees under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), declaratory relief, and a permanent injunction against any future contracting with the United States. On June 30, 2004, plaintiffs filed a First Amended Complaint adding an additional named plaintiff. On July 30, 2004, plaintiffs filed a Second Amended Complaint. Plaintiffs seek to have their action certified as a class action, including three subclasses certified; a RICO Class, a Common Law Class, and a Wrongful Death Class. The twenty -six claims allege violations of a variety of laws including RICO, a Conspiracy to Violate RICO, the Alien Tort Claims Act, the Geneva Conventions, the U.S. Constitution, and the Religious Land Use and Institutionalized Persons Act. In addition, the plaintiffs allege Assault and Battery, Sexual Assault and Battery, Wrongful Death, False Imprisonment, Negligent Hiring and Supervision, Intentional Infliction of Emotional Distress, Negligent Infliction of Emotional Distress, Conversion, Unjust Enrichment, and violation of various federal procurement laws and regulations. Plaintiffs also request Declaratory Judgment and Injunctive Relief.

The Company absolutely rejects the idea that it was ever a party to any kind of conspiracy related to the actions of its personnel in Iraq and intends to vigorously defend its hard earned reputation against the malicious and damaging allegations of this suit. The Company notes that, although the complaint names CACI as a “Torture Conspirator” and alleges that the “Torture Conspirators” were responsible for plaintiffs’ injuries, the complaint fails to present any information linking any CACI employee to any claimed injury. The CACI defendants filed a Motion to Dismiss the case on September 10, 2004.

Ibrahim, et al. v. Titan Corp., et al., Case No. 1:04-CV-01248-JR (D.D.C. 2004)

On July 27, 2004 a lawsuit was filed on behalf of five Iraqis who claimed they were subjected to acts of murder, torture, and other abuses while they or their family members were held at Abu Ghraib prison in Iraq. The lawsuit names CACI International Inc, CACI INC.–FEDERAL, CACI N.V. and Titan Corporation as defendants. The plaintiffs allege that they suffered significant physical injury, emotional distress, and/or wrongful death for which the defendants are liable for compensatory and punitive damages.

Plaintiffs allege violations of the Alien Tort Claims Act, RICO, Assault & Battery, Wrongful Death, False Imprisonment, Intentional Infliction of Emotional Distress, Negligence and Violation of Federal procurement laws and regulations governing contractors. On the basis of both its own internal investigation of the activities of its personnel at Abu Ghraib and the results of government investigations of actions at the prison, the Company believes strongly that the allegations of the complaint are false and intends to vigorously defend its hard earned reputation against the malicious and damaging allegations of this suit. The CACI defendants will respond to the complaint no later than October 12, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the Registrant’s fiscal year ended June 30, 2004, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The Registrant’s Common Stock became publicly traded on June 2, 1986, replacing paired units of common stock of CACI, Inc., and beneficial interests in common shares of CACI N.V. which had been traded in the over-the-counter market before that date.

From July 1, 2003 to June 30, 2004, the ranges of high and low sales prices of the common shares of the Registrant quoted on the New York Stock Exchange under the ticker symbol of “CAI”, for each quarter during this period were as follows:

	2004		2003
Quarter	High	Low	High	Low
1st	$48.95	$33.46	$39.84	$27.45
2nd	$53.00	$42.83	$43.10	$32.55
3rd	$49.64	$41.10	$38.20	$29.81
4th	$48.45	$36.09	$35.50	$30.00

The Registrant has never paid a cash dividend. The present policy of the Registrant is to retain earnings to provide funds for the operation and expansion of its business. The Registrant does not intend to pay any cash dividends at this time.

At August 31, 2004, the number of stockholders of record of the Registrant’s Common Stock was approximately 496. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from the audited financial statements of the Company for the years ended June 30, 2004, 2003, 2002, 2001 and 2000. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements of the Company and the notes thereto included as Item 8 in this Form 10-K. On December 15, 1999, the Company sold its COMNET products business to Compuware and on January 6, 2002, the Company sold its domestic Marketing Systems Group to Environmental Research Systems Institute, Inc’s subsidiary, ESRI Business Information Solutions. Additional information regarding the Company’s discontinued operations is presented in Note 15, Discontinued Operations, in the Notes to Consolidated Financial Statements.

Income Statement Data

(amounts in thousands, except per share data)

Year Ended June 30,	2004	2003	2002	2001	2000
Revenue	$1,145,785	$843,138	$681,942	$557,890	$484,545
Operating expenses	1,041,071	772,732	628,838	520,535	451,929
Income from continuing operations	63,669	44,711	31,924	20,765	17,891
Net income	$63,669	$44,711	$30,465	$22,301	$38,412

Earnings per common and common share equivalent:
Basic:
Average shares outstanding	29,051	28,647	24,992	22,634	22,620
Income from continuing operations	$2.19	$1.56	$1.28	$0.92	$0.79
Net income	$2.19	$1.56	$1.22	$0.99	$1.70

Diluted:
Average shares and equivalent shares outstanding	29,877	29,425	$25,814	23,056	23,154
Income from continuing operations	$2.13	$1.52	1.24	$0.90	$0.77
Net income (1)	$2.13	$1.52	$1.18	$0.97	$1.66

(1)	Computed on the basis described in Note 1, Earnings Per Share, in the Notes to Consolidated Financial Statements.

Balance Sheet Data

(dollars in thousands)

June 30,	2004	2003	2002	2001	2000
Total assets	$1,154,304	$562,050	$480,664	$284,731	$235,997
Long-term obligations	431,771	25,190	36,140	55,230	31,913
Working capital	208,195	182,585	228,764	81,961	62,492
Shareholders’ equity	498,272	421,535	367,159	160,204	141,968

Item 7. Management’s Discussion and Analysis of Financial Condition & Results of Operations

The following discussion and analysis is provided to enhance the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and the related Notes. All years refer to the Company’s fiscal year which ends on June 30.

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

A significant portion of the Company’s fixed price-completion contracts involve the design and development of complex, client systems. For these contracts that are within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs. For fixed price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized ratably over the service period. The Company’s fixed price license agreements and related services contracts are primarily executed in its international operations. As the agreements to deliver software require significant production, modification or customization of software, revenue is recognized using the contract accounting guidance of SOP 81-1. For agreements to deliver data under license and related services, revenue is recognized as the data is delivered and services are performed. Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award fees for certain contracts are also a significant factor in estimating revenue and profit rates based on actual and anticipated awards.

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

Stock-Based Compensation

The Company currently accounts for stock-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended by FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation. Alternative guidance exists under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which requires companies to determine the fair value of options at the time of grant and to recognize compensation expense over the service period. If the Company’s employee stock-based compensation transactions had been accounted for based on their fair value, as determined under SFAS No. 123, Accounting for Stock-Based Compensation, the pro-forma earnings would have been as follows:

(dollars in thousands, except per share amounts)	Twelve Months Ended June 30,
	2004	2003	2002
Reported net income	$63,669	$44,711	$30,465
Stock-based compensation costs included in reported net income, (net of tax)	99	—	—

Stock-based compensation costs that would have been included in the determination of reported net income, if the fair value method was applied to all awards, (net of tax)	(6,054)	(4,726)	(4,178)

Pro forma net income	$57,714	$39,985	$26,287

Basic earnings per share:
Reported earnings per share	$2.19	$1.56	$1.22
Stock-based compensation costs (net of tax)	(0.20)	(0.16)	(0.17)

Pro forma earnings per share	$1.99	$1.40	$1.05

Diluted earnings per share:
Reported earnings per share	$2.13	$1.52	$1.18
Stock-based compensation costs (net of tax)	(0.20)	(0.16)	(0.16)

Pro forma earnings per share	$1.93	$1.36	$1.02

The fair value of each employee stock-based compensation transaction is estimated on the grant date using a fair-value option pricing model. These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants vesting and other factors.

Investments in Marketable Securities

The Company invests in marketable securities, which are currently classified as available-for-sale or trading using the accounting guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As a result of this classification, unrealized gains and losses as a result of changes in fair value of the available-for-sale investments are recorded as a separate component within the Stockholders’ Equity section of the balance sheet. If these securities were instead determined to be trading securities, any unrealized gains or losses would be reported in the Consolidated Statements of Operations and therefore, would impact the net earnings currently being reported. To date, we do not believe that a different classification would have had a significant impact on our financial results.

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

Consolidated Statements of Operations

Years Ended June 30, 2004, 2003, and 2002

(dollars in thousands, except for the percentages)

	Year						Year to Year Change
	FY04	FY03	FY02	FY04	FY03	FY02	FY04 to FY03		FY03 to FY02
							$	%	$	%
Revenue	$1,145,785	$843,138	$681,942	100.0%	100.0%	100.0%	$302,647	35.9%	$161,196	23.6%
Cost & expenses Direct costs	708,371	517,975	421,540	61.8%	61.4%	61.8%	190,396	36.8%	96,435	22.9%
Indirect costs & selling expenses	313,664	242,153	195,167	27.4%	28.8%	28.6%	71,511	29.5%	46,986	24.1%
Depreciation & amortization	19,036	12,604	12,131	1.7%	1.5%	1.8%	6,432	51.0%	473	3.9%

Total costs & expenses	1,041,071	772,732	628,838	90.9%	91.7%	92.2%	268,339	34.7%	143,894	22.9%

Income from operations	104,714	70,406	53,104	9.1%	8.3%	7.8%	34,308	48.7%	17,302	32.6%
Interest expense (income), net	1,783	(1,374)	1,622	0.1%	(0.2)%	0.2%	3,157	(229.8)%	(2,996)	184.7%

Income from continuing operations before income taxes	102,931	71,780	51,482	9.0%	8.5%	7.6%	31,151	43.4%	20,298	39.4%
Income taxes	39,262	27,069	19,558	3.4%	3.2%	2.9%	12,193	45.0%	7,511	38.4%

Income from continuing operations	$63,669	$44,711	$31,924	5.6%	5.3%	4.7%	$18,958	42.4%	$12,787	40.1%

Revenue. The table below sets forth, for the periods indicated, the customer mix in revenue with related percentages of total revenue.

(dollars in thousands)	Years Ended June 30,
	2004		2003		2002
Department of Defense	$771,920	67.4%	$536,269	63.6%	$433,927	63.7%
Federal Civilian Agencies	301,706	26.3	241,490	28.6	184,392	27.0
Commercial	55,706	4.9	51,414	6.1	49,369	7.2
State & Local Government	16,453	1.4	13,965	1.7	14,254	2.1

Total	$1,145,785	100.0%	$843,138	100.0%	$681,942	100.0%

For the year ended June 30, 2004, the Company’s total revenue increased by $302.6 million, or 35.9%. The increase in revenue resulted from continuing growth in the Company’s systems integration, engineering services and knowledge management offerings of its domestic operations and the successful integration of four acquisitions that broadened the Company’s portfolio of solutions offerings. This growth is a result of the Company’s strategic focus on national security, the global war on terrorism, and the reshaping of the way government agencies communicate, use and disseminate information, deliver services, and conduct business. During fiscal year 2003 (“FY2003”) total revenue increased $161.2 million, or 23.6%. The revenue growth was driven primarily by increased demand from federal government customers along with the Company’s on-going acquisition efforts.

Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue growth. The Company’s acquisitions accounted for $176.2 million and $72.7 million of the revenue growth for FY2004 and FY2003, respectively, as follows:

Business Acquired	2004	2003
PTG	$64.9	$5.2
D&IG	40.3	—
C-CUBED	35.7	—
CMS	13.1	—
Acton Burnell	12.7	26.4
ATS	4.8	2.7
MTL	2.5	—
Condor	2.2	15.2
DSIC	—	22.5
Other	—	0.7

Total	$176.2	$72.7

Revenue from DoD increased 43.9%, or $235.7 million, for FY2004 as compared to FY2003. The aforementioned acquisitions accounted for approximately 61.7% of this growth, contributing $145.5 million. The Company also continued to experience increased demand for mission-critical support from customers such as strategic and tactical organizations in the military intelligence community, the U.S Army Intelligence and Security Command, the U.S. Army’s Communications Electronics Command (“CECOM”),and the U.S. Navy’s Space and Warfare Command. DoD revenue growth in FY2003 of 23.6%, or $102.3 million, was driven primarily by high demand from customers such as the Defense Information Systems Agency (“DISA”), CECOM, and the intelligence community as well as the aforementioned acquisitions.

Revenue from Federal Civilian Agencies increased $60.2 million, or 24.9%, for FY2004 as compared to FY2003. Acquisitions accounted for approximately 45.9% of this growth, contributing $27.6 million in revenue. Approximately 35.9% of Federal Civilian Agency revenue for the year was derived from DoJ, for whom the Company provides litigation support services and maintains a debt collection system. Revenue from DoJ was $108.3 million, $94.4 million and $89.8 million in FY2004, FY2003 and FY2002, respectively. In FY2004, DoJ accounted for 23.0%, or $13.9 million, of the revenue growth within Federal Civilian Agencies. The Company also experienced increased revenue growth of 31.1%, or $18.7 million, from Federal Civilian Agencies other than DoJ in FY2004 as compared to FY2003. The increase was primarily due to the higher volumes of work from customers such as the Department of Veterans Affairs (“VA”), the Social Security Administration and other federal civilian agencies. In FY2003 as compared to FY2002, revenue from Federal Civilian Agencies increased 31.0% or $57.1 million. This increase was primarily due to higher volumes of work from customers such as the VA, the U.S. Customs Services, and the national intelligence community, along with the aforementioned acquisitions.

Commercial revenue increased 8.3%, or $4.3 million, in FY2004 as compared to FY2003. Commercial revenue is derived from both international and domestic operations. In FY2004, international operations accounted for 83.2%, or $46.3 million, of the total commercial revenue while the domestic operations accounted for 16.8%, or $9.4 million. The increase in commercial revenue was primarily from the international operations within the United Kingdom. The UK business had increased sales on higher margin software and data products and also showed improvements in its commercial IT service marketplace. In FY2003, international operations accounted for 78.5%, or $40.4 million, of the total commercial revenue while the domestic operations accounted for 21.5%, or $11.0 million. Commercial revenue increased by 4.1%, or $2.0 million, in FY2003 as compared to FY2002. The entire growth of Commercial revenue came from the domestic operations of the Company and was due primarily to the Condor acquisition. Revenue produced by international operations remained relatively flat in FY2003 due to the continued weakness in the telecom and commercial IT services industries within the UK.

Revenue from State and Local Governments increased by 17.8%, or $2.5 million, to $16.5 million for the year ended June 30, 2004 as compared to the same period a year ago. Almost half of this increase can be attributed to the acquisitions of Acton Burnell and CMS. In FY2003 as compared to FY2002, revenue from State and Local Governments decreased slightly by 2.0%, or $0.3 million. Revenue from State and Local Governments represented 1.4% and 1.7% of the Company’s total revenue in FY2004 and FY2003, respectively. The Company’s continued and expanded focus on DoD and federal civilian agency opportunities has resulted in a reduced emphasis on State and Local Governments business.

Income from Operations. Operating income increased 48.7%, or $34.3 million, in FY2004 as compared to the same period a year ago. Operating margin in FY2004 improved to 9.1% from 8.3% a year earlier. The Company’s growth in operating margin was driven primarily by operational cost efficiencies, cost synergies associated with acquisitions and a favorable mix of business. The acquisitions in FY2004 described in Item I were all immediately accretive to operating income. In FY2003 as compared to FY2002 operating income increased 32.6%, or $17.3 million. The Company’s growth in operating margin was accomplished by contract mix with more profitable fixed price and time and materials work. Internal growth was complimented by the Company’s acquisition activity during the year.

During the last three years, as a percentage of revenue, total direct costs were 61.8%, 61.4% and 61.8%, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontract costs and travel expenses. Other direct costs are common in our industry, typically are incurred in response to specific client tasks and vary from period to period. The largest component of direct costs, direct labor, was $346.2 million, $251.6 million and $210.2 million in FY2004, FY2003 and FY2002, respectively. The increase in direct labor during the last three fiscal years is attributable to the internal growth in the Company’s federal government business both in the DoD and federal civilian agencies as well as from the previously mentioned acquisition activities. Other direct costs were $362.2 million, $266.3 million and $211.3 million in FY2004, FY2003, and FY2002, respectively. The year over year increase was primarily the result of increased volume of tasking across system integration, knowledge management and engineering services including the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor and other discretionary costs. Many of these expenses are highly variable and have grown in dollar volume generally in proportion to the growth in revenue. As a percentage of revenue, indirect costs and selling expenses were 27.4%, 28.8% and 28.6% for FY2004, FY2003 and FY2002, respectively. The decrease in percentage from FY2003 to FY2004 is primarily from cost synergies associated with acquisitions.

Depreciation and amortization increased 51.0%, or $6.4 million, in FY2004 as compared to FY2003. Approximately 83.2%, or $5.4 million, of the increase was attributable to the intangible amortization of assets acquired in recent acquisitions, primarily that of the May 1, 2004 acquisition of the D&IG and the May 15, 2003 acquisition of PTG. The balance of the increase of approximately $1.0 million was primarily for new capital expenditures and building improvements to support on-going business. In FY2003, as compared to FY2002, depreciation and amortization increased by 3.9%, or $0.5 million. This increase was attributable to both assets acquired in acquisitions, and new capital expenditures to support on-going business offset by lower software amortization.

For FY2004, the Company incurred interest expense of $1.8 million, compared to net interest income of $1.4 million in FY2003. The majority of this increase is for interest costs relating to the Company’s borrowings of $422.6 million under its new secured credit facility which was used to finance the purchase of the D&IG. The Company will be required to repay a minimum of $3.5 million annually under the terms of its credit facility. In FY2003, the Company had interest income of $1.4 million, compared to interest expense of $1.6 million in FY2002. This increase in income was attributable to the Company having cash and equivalents and short-term marketable securities averaging in excess of $100 million during FY2003. The cash was generated primarily from both the Company’s secondary offering in March 2003 and from operations. Prior to this offering, the Company funded its operations and acquisitions with borrowings from its line of credit. The cash and equivalents and short-term marketable securities generated over $2.0 million in interest income in FY2003.

The effective income tax rates in FY2004, FY2003 and FY2002, were 38.1%, 37.7% and 38.0%, respectively, which differed from the federal statutory rate of 35.0% primarily due to state and local income taxes and certain non-deductible expenses.

Quarterly Financial Information

Quarterly financial data for the two most recent fiscal years is provided in the Company’s Consolidated Financial Statements contained in this report. See Note 17. Quarterly Financial Data (unaudited) in the Notes to Consolidated Financial Statements.

Effects of Inflation

Approximately 21% of the Company’s business is conducted under cost-reimbursable contracts which automatically adjust revenue to cover costs increased by inflation. Approximately 62% of the business is under time-and-materials contracts where labor rates are often fixed for several years. The Company generally has been able to price these contracts in a manner that accommodates the rates of inflation experienced in recent years. The remaining portion of the Company’s business is fixed-price and may span multiple years. However, these contracts are priced to account for likely inflation from period to period to mitigate the risk of our business being adversely affected by inflation.

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations and its available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. From March 2002 through the May 2004 acquisition of D&IG, the proceeds from the Company’s March 2002 offering of approximately 4.9 million shares of common stock were the Company’s principal source of liquidity and capital to fund business acquisitions. In order to fund the acquisition of the D&IG, which was purchased for $415 million in cash plus transaction costs of approximately $5.7 million, the Company executed a new $550 million credit facility, including both a revolving credit facility and institutional term loan. Total borrowings under the new credit facility were $422.6 million of which $411.3 million was outstanding at June 30, 2004. The new five-year secured revolving credit agreement permits continuously renewable borrowings of up to $200 million with annual sublimits on amounts borrowed for acquisitions. The new agreement permits similar borrowings options and interest rates as those offered by the prior agreement. The Company pays a fee on the unused portion of the facility. The institutional term loan is a 7 year secured facility in the amount of $350 million. The principal is to be prepaid 1% in years one through six with the remainder due on the maturity date. Interest rates are based on LIBOR or the higher of the prime rate or Fed funds rate plus applicable margins. Margin and unused fee rates are determined quarterly based on the leverage ratio. The Company is required to operate within certain limits on leverage, net worth and fixed-charge coverage ratios. The total costs associated with securing the new credit facility were approximately $8.2 million, which are being amortized over the life of the credit facility.

Cash and equivalents and marketable securities were $63.5 million and $89.0 million as of June 30, 2004 and 2003, respectively. Working capital was $208.2 million and $182.6 million as of June 30, 2004 and 2003, respectively. The Company’s operating cash flow improved by $62.9 million during the fourth quarter of FY2004, to $75.8 million for FY2004 as compared to $75.9 million for the full year ended June 30, 2003. Days sales outstanding (“DSO”) increased to 88 days in FY2004 as compared to 79 days at the end of FY2003. This includes 12 days of DSO relating to the acquisition of the D&IG. Cash flow from operations also was affected by increased DSO in the first half of FY2004 but improved significantly in the last six months of FY2004, when excluding the impact of acquisitions.

The Company used $496.7 million and $113.2 million of cash in investing activities for the years ended June 30, 2004 and 2003, respectively. The cash used in both years was primarily in support of the Company’s on-going business acquisition activities.

The Company generated cash from financing activities of $408.7 million during FY2004, as compared to using cash of $21.5 million over the same period a year ago. During FY2004, cash of $403.1 million was provided by the Company’s new credit facility net of financing costs and repayments. In FY2003, the Company paid down its line-of-credit by $25.0 million. In both years the Company generated additional cash primarily from the proceeds from the exercise of stock options and employee stock transactions.

The Company entered into a Letter of Intent (LOI) on March 1, 2004, which it has extended through October 2004, to acquire all of the outstanding stock of an information technology services company that provides work for various agencies of the Federal Government, primarily within the Department of Defense. The purchase price is expected to be approximately $30 million. The Company is currently evaluating whether or not it will move forward with the acquisition. If it chooses to move forward, the Company will fund the acquisition with proceeds under its new credit facility described above.

The Company also maintains a 500,000 pounds sterling unsecured line of credit in London, England which expires in December 2004. As of June 30, 2004, the Company had no borrowings under this line of credit.

The Company believes that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources for the foreseeable future.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2004 that require the Company to make future cash payments:

(amounts in thousands)	Payments Due By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligations
Long-term debt (1)	$411,325	$20,700	$7,000	$52,000	$331,625
Capital lease obligations (2)	1,402	47	1,355	—	—
Operating leases (3)	144,970	31,510	59,033	40,309	14,118
Other long-term liabilities reflected on the registrants balance sheet under GAAP:
Other notes payable (1)	905	129	83	95	598
Deferred compensation (4)	19,322	—	—	—	19,322

Total	$577,924	$52,386	$67,471	$92,404	$365,663

(1)	Amounts are included on the Company’s consolidated balance sheet at June 30, 2004. See Note 7 to the Company’s consolidated financial statements for additional information regarding debt and related matters.
(2)	Amounts are included on the Company’s consolidated balance sheet at June 30, 2004.
(3)	See Note 12 to the Company’s consolidated financial statements for additional information regarding lease commitments.
(4)	The liability is offset by investment assets held by the plan provider to be reimbursed to the Company upon the distribution of the liability to the plan participant. See Note 11 to the Company’s consolidated financial statements for additional information regarding deferred compensation.

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

We derived 93.7% of our total revenue in FY2004 and 92.2% of our total revenue in FY2003 from federal government contracts, either as a prime contractor or a subcontractor. We derived 67.4% of our total revenue in FY2004 and 63.6% of our total revenue in FY2003 from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, with the General Services Administration, or any significant agency in the intelligence community or the DoD, or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could differ materially from those anticipated.

Our business could be adversely affected by the outcome of the various investigations/proceedings regarding our interrogation services work in Iraq.

Recent press accounts have reported that an internal Government report, the Taguba report, contains information regarding the alleged mistreatment of Iraqi prisoners. The Taguba report alleges that one CACI employee was involved with the alleged mistreatment. Another government report, the Jones Fay Report, alleges that three CACI employees, including the one identified in the Taguba Report, acted improperly in performing their assigned duties in Iraq. The Jones Fay Report recommended that the information in the report regarding each of the three CACI interrogators be forwarded to the Army General Counsel for determination of whether each of them should be referred to the Department of Justice for prosecution, as well as forwarded to the Contracting Officer for appropriate contractual action. The Company’s preliminary investigation into these matters already considered some of the allegations regarding the employees cited in the Jones Fay Report, two of whom are no longer employed by CACI. That investigation, however, could not confirm the allegation of abuse contained in the Jones Fay Report concerning one of the two former employees and reached a different conclusion than the Jones Fay Report regarding the allegation that the other former employee placed a detainee in a stress position and permitted a photograph to be taken. The third CACI person named in the Jones Fay report, a current employee whose name was made public due to his implication in the illegally leaked Taguba Report, has been under careful consideration and review by the Company since May 2004. Despite attempts by counsel to obtain information from the government, to date, the Company has not received any specific information confirming the allegations of wrongdoing made in the Taguba report regarding the subject employee. In fact, our investigation uncovered glowing testimonials to the high quality of his work from his supervisors and colleagues of his good services were noted and included recommendations from his superiors as well as colleagues. The Jones Fay Report contained other allegations not previously communicated to the Company, which the Company’s investigation is now pursuing. The Company’s preliminary investigation thus far has not produced information that supports these new Jones Fay Report findings. CACI has and will continue to cooperate fully with the government regarding investigations arising out of the interrogation services provided in Iraq.

In addition, CACI received a letter from the General Services Administration Suspension and Debarment Official expressing concern that the Company may have misused a GSA schedule in connection with the contract to provide interrogation and affording CACI an opportunity to provide information and argument as to why it should remain eligible for further U.S. Government contracts. CACI provided information and presented argument to GSA. After review, GSA sent the Company a letter stating that it was not necessary to take any formal action to protect the interests of the Government (i.e. GSA would not suspend or debar the Company) based on these matters. In the letter, the Suspension and Debarment Official informed us that he had provided the information to the GSA’s attorneys for review and would let us know if additional information was needed. GSA has not requested any further information.

CACI has never condoned, and will never condone, tolerate or endorse any illegal or inappropriate behavior on the part of any employee when engaged in CACI business – but we will stand firmly by our employees and their right to be presumed innocent until there is verifiable information confirming that they have been involved in misconduct. If and when the Company receives verifiable information indicating any inappropriate or illegal behavior on the part of any employee, the Company will take swift and appropriate action to redress the matter.

The results of the investigations and proceedings regarding our interrogation services in Iraq could affect our relationships with our government clients and could cause our actual results to differ materially from those anticipated.

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

Our federal government contracts may be terminated by the government at any time and may contain other provisions permitting the government not to continue with contract performance, and, if lost contracts are not replaced, our operating results may differ materially from those anticipated.

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

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may be unable to recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. Depending on the value of a contract, such termination could cause our actual results to differ materially from those anticipated. As is common with government contractors, we have experienced and continue to experience occasional performance issues under certain of our contracts. Certain contracts also contain organizational conflict of interest clauses that limit our ability to compete for certain related follow-on contracts. For example, when we work on the design of a particular system, we may be precluded from competing for the contract to install that system. Depending upon the value of the matters affected a performance problem or organizational conflict of interest issue that precludes our participation in a program or contract could cause our actual results to differ materially from those anticipated.

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

Substantially all of our contracts and task orders with the federal government are awarded through a competitive bidding process. We expect that much of the business that we will seek in the foreseeable future will continue to be awarded through competitive bidding. Recently, members of Congress and administration officials have proposed changes to the procurement process intended to increase competition among suppliers to the federal government. Budgetary pressures and reforms in the procurement process have caused many federal government clients to increasingly purchase goods and services through ID/IQ contracts, or GSA contracts, and other GWAC contracts. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenue under each such contract. Moreover, even if we are highly qualified to work on a particular new contract, we might not be awarded business because of the federal government’s policy and practice of maintaining a diverse contracting base.

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

Federal government agencies, including the DCAA, routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with government regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes and systems is found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome to an audit by the DCAA or another government agency could cause actual results to differ materially from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially from those anticipated.

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

Our backlog consists of funded backlog, which is based on amounts actually obligated by a client for payment of goods and services, and unfunded backlog, which is based upon management’s estimate of the future potential of our existing contracts and task orders, including options, to generate revenue. Our backlog may not result in actual revenue in any particular period, or at all, which could cause our actual results to differ materially from those anticipated.

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

Without additional Congressional appropriations, some of the contracts included in our backlog will remain unfunded, which could significantly harm our prospects.

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

We perform a portion of our engagements on a fixed-price basis. We derived 17.0% of our total revenue in FY2004 and 18.7% of our total revenue in FY2003 from fixed-price contracts. Fixed price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-material basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially from those anticipated.

When making proposals for engagements on a fixed-price basis, we rely on our estimates of costs and timing for completing the projects. These estimates reflect our best judgment regarding our capability to complete the task efficiently. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable. From time to time, unexpected costs and unanticipated delays have caused us to incur losses on fixed-price contracts, primarily in connection with state government clients. On rare occasions, these losses have been significant. In the event that we encounter such problems in the future, our actual results could differ materially from those anticipated.

Our earnings and margins may vary based on the mix of our contracts and programs.

At June 30, 2004, our backlog included both cost reimbursement and fixed-price contracts. Cost reimbursement contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may vary materially depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

The success of our acquisition strategy will depend upon our ability to continue to successfully integrate any businesses we may acquire in the future. The integration of these businesses into our operations may result in unforeseen operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties include the integration of personnel with disparate business backgrounds, the transition to new information systems, coordination of geographically dispersed organizations, loss of key employees of acquired companies, and reconciliation of different corporate cultures. For these or other reasons, we may be unable to retain key clients of acquired companies. Moreover, any acquired business may fail to generate the revenue or net income we expected or produce the efficiencies or cost-savings that we anticipated. Any of these outcomes could cause our actual results to differ materially from those anticipated.

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

Our global networks and other business commitments require our employees to travel to potentially dangerous places, which may result in injury or other negative impact to key employees.

Our domestic business involves the maintenance of global networks and provision of other services that require us to dispatch employees to various countries around the world. These countries may be experiencing political upheaval or unrest, and in some cases war or terrorism. Certain senior level employees or executives are, on occasion, part of the teams deployed to provide services in these countries. As a result, it is possible that certain of our employees or executives will suffer injury or bodily harm, or be killed or kidnapped in the course of these deployments. It is also possible that we will encounter unexpected costs in connection with the repatriation of our employees or executives for reasons beyond our control. These problems could cause our actual results to differ materially from those anticipated.

Our failure to adequately protect our confidential information and proprietary rights may harm our competitive position.

Our success depends, in part, upon our ability to protect our proprietary information and other intellectual property. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter misappropriation of our confidential information. In addition, we may be unable to detect unauthorized use of our intellectual property in order to take appropriate steps to enforce our rights. If we are unable to prevent third parties from infringing or misappropriating our copyrights, trademarks or other proprietary information, our competitive position could be harmed and our actual results could differ materially from those anticipated.

We face additional risks which could harm our business because we have international operations.

Our international operations consist of our U.K.-based business which conducts the majority of its business in the United Kingdom. Our international operations comprised approximately 4.0% of our revenue in FY2004 and 4.8% of our revenue in FY2003. Our U.K.-based operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

Our U.K.-based operations are also subject to risks associated with operating a commercial, as opposed to a government contracting, business, including the effects of general economic conditions in the United Kingdom on the telecommunications, computer software and computer services sectors and the impact of more concentrated and intense competition for the reduced volume of work available in those sectors. Our revenue from this business grew during FY2004 over revenue from such business in FY2003 largely as a result of the slight recovery of the U.K. economy and the strengthening of the British pound. While we are marketing our services to clients in industries that are new to us, our efforts in that regard may be unsuccessful. Other factors that may adversely affect our international operations are a continued decline in the economy of the United Kingdom, difficulties relating to managing our business internationally, and multiple tax structures. Any of these factors could cause our actual results to differ materially from those anticipated.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As of June 30, 2004, we had investments in marketable securities valued at $0.5 million. All of these securities consisted of highly liquid investments that had remaining maturities of less than 365 days at June 30, 2004. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. Hypothetically, a 10% increase or decrease in market interest rates from the June 30, 2004 rates would not cause a material change in the value of these short-term investments. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income. As of June 30, 2004, we did not own any significant equity investments. Therefore, we did not have any material equity price risk.

The interest rates on both the institutional term loan and the revolving credit facility portion of the Company’s Credit Facility are affected by changes in market interest rates. The Company has the ability to manage these fluctuations in part, through interest rate swaps. A 1% change in interest rates on variable rate debt would have resulted in the Company’s interest expense fluctuating by approximately $680,000 for the year ended June 30, 2004.

Approximately 4.0% and 4.8% of the Company’s total revenues in FY2004 and FY2003, respectively, were derived from customers of our international operations, primarily in the United Kingdom. The Company’s practice in its international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of June 30, 2004 the Company had approximately $18.6 million in cash held in pounds sterling in the United Kingdom. This allows the Company to better utilize its cash resources on behalf of its foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of CACI International Inc and subsidiaries are provided in Section II of the Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements with its independent accountants on accounting principles, practices or financial statement disclosure during the two years prior to the date of the most recent financial statements included in this report.

On September 5, 2002, the Company filed a Form 8-K describing the circumstances of its change of independent registered public accounting firm from Deloitte & Touche, LLP to Ernst & Young LLP. That report can be accessed through the Company’s website at http://www.caci.com or the Securities and Exchange Commission website at http://www.sec.gov.

Item 9A. Controls and Procedures

As of June 30, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 10. Officers, Directors and Executive Officers of the Registrants

Audit Committee and Financial Expert

The Board of Directors has determined that the Company has at least one audit committee financial expert serving on its Audit Committee – Director Richard L. Leatherwood. Mr. Leatherwood is “independent” as that term is used in Schedule 14A, Item 7(d)(3)(iv) under the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. That code, our Code of Ethics and Business Conduct Standards, can be found posted on the Company’s website at http://www.caci.com and a printed copy of such code will be furnished to any shareholder who requests one.

Corporate Governance Guidelines

The Company has adopted a set of corporate governance guidelines in accordance with the requirements of the Section 303A of the New York Stock Exchange Listed Company Manual. Those guidelines can be found posted on the Company’s website at http://www.caci.com and a printed copy will be furnished to any shareholder who requests one.

Item 11. Executive Compensation

The information required by this Item 11 is included in the text and tables under the caption Executive Officer Compensation in the Company’s 2004 Proxy Statement, for the annual meeting to be held with respect to the fiscal year ended June 30, 2004.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The information required by this Item 12 is included under the headings Security Ownership of Certain Beneficial Owners and Management, in the Company’s 2004 Proxy Statement, for the annual meeting to be held with respect to the fiscal year ended June 30, 2004.

Item 13. Certain Relationships And Related Transactions

The information required by Item 404 of Regulation S-K concerning certain relationships and related transactions is included under the caption “Transactions with Management and Others; Other Information”, in our 2004 Proxy Statement, for the annual meeting to be held with respect to the fiscal year ended June 30, 2004.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A concerning principal accounting fees and services is included under the caption “Fees Paid to Principal Accountants” in our 2004 Proxy Statement, for the annual meeting to be held with respect to the fiscal year ended June 30, 2004.

PART IV

Item 15. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this Report

1.	Financial Statements

A.	Reports of Independent Registered Public Accounting Firms

B.	Consolidated Statements of Operations for the years ended June 30, 2004, 2003 and 2002

C.	Consolidated Balance Sheets as of June 30, 2004 and 2003

D.	Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002

E	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2004, 2003 and 2002

F.	Consolidated Statements of Comprehensive Income for the years ended June 30, 2004, 2003 and 2002

G.	Notes to Consolidated Financial Statements

2.	Supplementary Financial Data.

Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 2004, 2003 and 2002

(b)	Reports on Form 8-K for the periods of April 1, 2004 through June 30, 2004

•	The Registrant filed a Current Report on Form 8-K on April 21, 2004 announcing its financial results for the third quarter and first nine months of fiscal year 2004.

•	The Registrant filed a Current Report on Form 8-K on May 3, 2004 announcing its intent to complete its purchase of the Defense and Intelligence Group of American Management Systems, Incorporated and related assets effective May 1, 2004.

•	The Registrant filed a Current Report on Form 8-K on May 5, 2004 announcing its position regarding reported allegations concerning employees in Iraq.

•	The Registrant filed a Current Report on Form 8-K on May 5, 2004 responding to allegations in the media regarding the company’s employees in Iraq and to financial community interests.

•	The Registrant filed a Current Report on Form 8-K on May 11, 2004 providing an update to ongoing investigations into prison abuse in Iraq in response to Congressional testimony and clarified information in recent media reporting about its employees.

•	The Registrant filed a Current Report on Form 8-K on May 14, 2004 announcing that it had completed the purchase of the Defense and Intelligence Group and related assets of American Management Systems, Incorporated.

•	The Registrant filed a Current Report on Form 8-K on May 25, 2004 reporting that it had been informed by officials of the Department of the Interior (“DOI”) of their intent to honor all existing delivery orders in accordance with their terms and funding.

•	The Registrant filed a Current Report on Form 8-K on May 26, 2004 announcing that it would hold a conference call on May 27, 2004 to discuss first quarter and initial revenue guidance for its fiscal year 2005 and provide an update on the recent acquisition of American Management System’s Defense & Intelligence Group.

•	The Registrant filed a Current Report on Form 8-K on May 26, 2004 announcing that it has been awarded a contract with an estimated value of $88 million with the U.S. Navy Expeditionary Warfare, Ship Self Defense System Division at the Naval Surface Warfare Center in Port Hueneme, California.

•	The Registrant filed a Current Report on Form 8-K on May 27, 2004, releasing guidance for its first quarter of FY05 and forecast revenues for all of FY05.

•	The Registrant filed a Current Report on Form 8-K on May 27, 2004 releasing guidance for its first quarter of FY05 and forecast revenues for all of FY05, attaching a copy of the transcript of the May 27, 2004 conference call.

•	The Registrant filed a Current Report on Form 8-K on May 27, 2004 reporting that it had been informed by the U.S. General Services Administration that it has questions concerning the contract instrument used to procure services requested by the U.S. Army for work in Iraq.

•	The Registrant filed a Current Report on Form 8-K on June 10, 2004 issuing a press release rejecting as slanderous and malicious a lawsuit filed June 9, 2004 in San Diego federal court by a New York-based human rights activist group. The Registrant also stated that it is examining its options for sanctions against the lawyers who participated in the filing of the lawsuit

•	The Registrant filed a Current Report on Form 8-K on June 14, 2004 issuing a press release summarizing the information it has been providing to the investment community and the public about its business in Iraq and seeking to correct various media and press reports that have mistakenly included false, distorted or inaccurate information.

•	The Registrant filed a Current Report on Form 8-K on June 28, 2004 issuing a press release clarifying and correcting inaccurate and false information being widely disseminated relating to the Registrant’s business in Iraq.

(3)	Articles of Incorporation and By-laws:

3.1	Certificate of Incorporation of the Registrant, as amended to date, is incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.

3.2	By-laws of the Registrant, as amended to date, is incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.

(4)	Instruments Defining the Rights of Security Holders:

4.1	Clause FOURTH of the Registrant’s Certificate of Incorporation, incorporated above as Exhibit 3.1.

4.2	The Rights Agreement incorporated below as Exhibit 10.16

(10)	Material Contracts:

10.1	Employment Agreement between the Registrant and Dr. J. P. London dated August 17, 1995, is incorporated by reference from Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.

10.2	The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registration Statement, as amended, on Form S-8 filed with the Commission on February 7, 2002.

10.3	Consulting and Separation Agreement between the Registrant and Ronald R. Ross, former President and Chief Operating Officer, dated August 10, 1999, as incorporated by reference from Exhibit 10.7 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1999.

10.4	The Asset Purchase Agreement dated as December 15, 1999, between Compuware Corporation, CACI International Inc, CACI Products Company, CACI Development Company and CACI Products Company California, is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 1999.

10.5	The Agreement and Plan of Merger dated as of January 28, 2000, between the Registrant, XEN Corporation and CACI Acquisition Corporation, is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2000.

10.6	The Asset Acquisition Agreement dated as of March 16, 2000, between the Registrant, Century Technologies, Incorporated (CENTECH), and CACI, Inc., is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2000.

10.7	The Asset Acquisition Agreement dated as of October 18, 2000, between the Registrant, N.E.T. Federal, Inc., Network Equipment Technologies, Inc., and CACI, INC.-FEDERAL is incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2000.

10.8	The Revolving Credit Agreement dated February 4, 2002, between the Registrant, Bank of America, N.A. and a consortium of participating banks is incorporated by reference to the current report on Form 8-K filed with Securities and Exchange Commission on February 7, 2002.

10.9	The CACI $MART PLAN of the Registrant is incorporated by reference to the Registration Statement on Form S-8 filed with the Commission on July 1, 2002.

10.10	Form of Stock Option Agreement between Registrant and certain employees is incorporated by reference from the Form 10-K files with the Commission on September 27, 2002.

10.11	Form of Performance Accelerated Stock Option Agreement between Registrant and certain employees is incorporated by reference from the Form 10-K filed with the Commission on September 27, 2002.

10.12	The Asset Purchase Agreement dated July 3, 2002 between the Registrant, Condor Technology Solutions, Inc., CACI INC.-FEDERAL, Louden Associates, Inc., InVenture Group, Inc., MIS Technologies, Inc., and Federal Computer Corporation.*

10.13	The Agreement and Plan of Merger dated September 21, 2003 between the Registrant, CACI, INC.-FEDERAL, CACI Acquisition Corporation and Acton Burnell, Inc.*

10.14	The Stock Purchase Agreement dated February 20, 2003 between the Registrant, CACI INC.-FEDERAL, Applied Technology Solutions of Northern Virginia, Inc., Donna K. Alligood, Carol Carlson and Robert D. Walp.*

10.15	The Asset Purchase Agreement dated April 13, 2003 between the Registrant, CACI INC.-FEDERAL, CACI Premier Technology, Inc., Premier Technology Group, Inc., and Rajiv Bajawa.*

10.16	The Rights Agreement dated July 11, 2003 between the Registrant and American Stock Transfer & Trust Company is represented by reference from Exhibit 4.1 of the Current Registration Form 8-K filed with the Securities and Exchange Commission on July 11, 2003.

10.17	The 2002 Employee, Management, and Director Stock Purchase Plans of the Registrant are incorporated by reference from the Registration Statement on Form S-8 filed with the commission on March 28, 2003

10.18	The Stock Purchase Agreement dated as of February 12, 2004 by and among the Registrant, CMS Information Services, Inc. and CACI, INC.-FEDERAL.

10.19	The Stock Purchase Agreement dated as of September 22, 2003 by and among the Registrant, C-CUBED Corporation, CACI, INC.-FEDERAL and the stockholders of C-CUBED.

10.20	The Asset Purchase Agreement dated as of March 10, 2004 by and among Registrant, American Management Systems, Incorporated, CGI Group Inc., CACI, INC.-FEDERAL and Dagger Acquisition Corporation.

10.21	The Credit Agreement dated May 3, 2004, between the Registrant, Bank of America, N.A. and a consortium of participating banks.

*	This agreement can be accessed through the Securities and Exchange Commission website at http://www.sec.gov.

(21)	The significant subsidiaries of the Registrant, as defined in Section 1-02(w) of regulation S-X, are:

CACI, INC.- FEDERAL, a Delaware Corporation

CACI, INC.- COMMERCIAL, a Delaware Corporation

CACI Limited, a United Kingdom Corporation

Automated Sciences Group, Inc., a Delaware Corporation

CACI Technologies, Inc., a Virginia Corporation

(also does business as “CACI Productions Group”)

CACI Dynamic Systems, Inc., a Virginia Corporation

CACI Premier Technology, Inc., a Delaware Corporation

CACI SYSTEMS AND TECHNOLOGY LTD, a Canadian Corporation

CACI Enterprise Solutions, Inc.

(23.1)	Consent of Ernst & Young LLP

(23.2)	Consent of Deloitte & Touche, LLP

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

CACI International Inc

We have audited the accompanying consolidated balance sheets of CACI International Inc and subsidiaries (the Company) as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for the each of the two years then ended. Our audits also included the financial statement schedule for the years ended June 30, 2004 and 2003, listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CACI International Inc and subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years ended June 30, 2004 and 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia

August 16, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

CACI International Inc

Arlington, Virginia

We have audited the consolidated balance sheet of CACI International Inc and subsidiaries (the Company) as of June 30, 2002, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for the year ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2002, and the results of their operations and their cash flows for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche, LLP
McLean, Virginia
August 13, 2002

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year ended June 30,
	2004	2003	2002
Revenue	$1,145,785	$843,138	$681,942
Costs and expenses:
Direct costs	708,371	517,975	421,540
Indirect costs and selling expenses	313,664	242,153	195,167
Depreciation and amortization	19,036	12,604	12,131

Total costs and expenses	1,041,071	772,732	628,838
Income from operations	104,714	70,406	53,104
Interest expense (income), net	1,783	(1,374)	1,622

Income before income taxes	102,931	71,780	51,482
Income taxes	39,262	27,069	19,558

Income from continuing operations	63,669	44,711	31,924
Discontinued operations:
Loss from operations from discontinued Marketing Systems Group (less applicable income tax benefit of $128)	—	—	(209)
Loss on disposal of Marketing Systems Group including provision of $284 for operating losses during phase-out period (less applicable income tax benefit of $766)	—	—	(1,250)

Net income	$63,669	$44,711	$30,465

Earnings per common and common equivalent share:
Basic:
Average shares outstanding	29,051	28,647	24,992
Income from continuing operations	$2.19	$1.56	$1.28
Loss from discontinued operations	0.00	0.00	(0.01)
Loss on disposal	0.00	0.00	(0.05)

Net income	$2.19	$1.56	$1.22

Diluted:
Average shares and equivalent shares outstanding	29,877	29,425	25,814
Income from continuing operations	$2.13	$1.52	$1.24
Loss from discontinued operations	0.00	0.00	(0.01)
Loss on disposal	0.00	0.00	(0.05)

Net income	$2.13	$1.52	$1.18

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share numbers)

	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$63,029	$73,735
Marketable securities	515	15,291
Accounts receivable, net:
Billed	320,041	179,202
Unbilled	28,326	18,891

Total accounts receivable, net	348,367	198,093
Deferred income taxes	3,392	462
Prepaid expenses and other	17,153	10,329

Total current assets	432,456	297,910

Property and equipment, net	25,489	18,634
Accounts receivable, long-term, net	9,438	8,083
Goodwill	551,851	182,313
Other assets	35,446	18,715
Intangible assets, net	99,624	36,395

Total assets	$1,154,304	$562,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable, current	$20,829	$4,558
Accounts payable	37,662	20,739
Other accrued expenses	86,263	32,569
Accrued compensation and benefits	72,387	44,460
Income taxes payable	7,120	12,999

Total current liabilities	224,261	115,325

Notes payable, long-term	391,401	—
Deferred rent expense	5,968	4,463
Deferred income taxes	12,307	6,108
Other long-term obligations	22,095	14,619
Shareholders’ equity:
Common stock $.10 par value, 80,000 shares authorized, 36,956 and 36,509 shares issued, respectively	3,696	3,651
Capital in excess of par	215,645	204,144
Retained earnings	298,143	234,474
Accumulated other comprehensive income	3,660	388
Treasury stock, at cost (7,815 and 7,774 shares, respectively)	(22,872)	(21,122)

Total shareholders’ equity	498,272	421,535

Total liabilities and shareholders’ equity	$1,154,304	$562,050

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended June 30,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,669	$44,711	$30,465
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	19,036	12,604	12,255
Amortization of deferred financing costs	224	—	—
Stock based compensation expense	159	—	—
Gain on sale of property and equipment	—	5	5
(Benefit) provision for deferred income taxes	(7,078)	1,824	(5,410)
Loss on disposal of business	—	—	966
Changes in operating assets and liabilities, net of effect of business combinations:
Increase in accounts receivable	(42,491)	(22,595)	(6,226)
(Increase) decrease in prepaid expenses and other assets	(9,728)	(8,706)	781
Increase (decrease) in accounts payable and accrued expenses	27,625	19,064	(10,408)
Increase in accrued compensation and benefits	17,187	7,335	3,848
Increase (decrease) in deferred rent expenses	2,014	3,441	(5)
(Decrease) increase in income taxes payable	(626)	11,519	11,820
Increase in deferred compensation and other long term liabilities	5,824	6,686	2,952

Net cash provided by operating activities	75,815	75,888	41,043

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,703)	(10,634)	(8,185)
Cash paid for the purchase of businesses, net of cash acquired	(503,331)	(107,733)	(45,445)
Proceeds from sale of business	—	—	3,500
Proceeds from sale of property and equipment	—	11	24
Purchases of marketable securities	(62)	(10,281)	(20,019)
Proceeds from sale of marketable securities	15,352	15,009	—
Other assets	73	384	(898)

Net cash used in investing activities	(496,671)	(113,244)	(71,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds under lines of credit	72,575	6,372	319,372
Payments under lines of credit	(10,375)	(31,372)	(343,260)
Proceeds under term loan	350,000	—	—
Payments under term loan	(875)	—	—
Payment of financing costs	(8,221)	—	(405)
Proceeds from employee stock purchase plans	3,495	—	—
Proceeds from exercise of stock options	6,967	3,603	8,113
Net proceeds from secondary stock offering	—	—	161,475
Purchase of common stock for treasury	(4,883)	(105)	(83)

Net cash provided by (used in) financing activities	408,683	(21,502)	145,212
Effect of exchange rate changes on cash and cash equivalents	1,467	1,544	975

Net (decrease) increase in cash and cash equivalents	(10,706)	(57,314)	116,207
Cash and cash equivalents, beginning of year	73,735	131,049	14,842

Cash and cash equivalents, end of year	$63,029	$73,735	$131,049

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$48,101	$14,946	$13,024

Cash paid for interest	$289	$1,213	$2,275

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

			Capital in excess of par		Accumulated other comprehensive (loss) income			Total Shareholders’ equity
	Common stock			Retained earnings		Treasury stock
	Shares	Amount				Shares	Amount
BALANCE, June 30, 2001	30,572	$3,057	$23,269	$159,298	$(4,486)	7,768	$(20,934)	$160,204
Net income	—	—	—	30,465	—	—	—	30,465
Other comprehensive income	—	—	—	—	1,925	—	—	1,925
Net proceeds from secondary offering	4,888	489	160,986	—	—	—	—	161,475
Exercise of stock options (including $5,060 income tax benefit)	735	74	13,099	—	—	4	(83)	13,090

BALANCE, June 30, 2002	36,195	3,620	197,354	189,763	(2,561)	7,772	(21,017)	367,159
Net income	—	—	—	44,711	—	—	—	44,711
Other comprehensive income	—	—	—	—	2,949	—	—	2,949
Exercise of stock options (including $3,218 income tax benefit)	314	31	6,790	—	—	2	(105)	6,716

BALANCE, June 30, 2003	36,509	3,651	204,144	234,474	388	7,774	(21,122)	421,535
Net income	—	—	—	63,669	—	—	—	63,669
Other comprehensive income	—	—	—	—	3,272	—	—	3,272
Repurchase of common stock	—	—	—	—	—	110	(4,883)	(4,883)
Employee stock purchase plans	—	—	(562)	—	—	(69)	3,133	2,571
Exercise of stock options (including $5,141 income tax benefit)	447	45	12,063	—	—	—	—	12,108

BALANCE, June 30, 2004	36,956	$3,696	$215,645	$298,143	$3,660	7,815	$(22,872)	$498,272

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year ended June 30,
	2004	2003	2002
Net income	$63,669	$44,711	$30,465
Currency translation adjustment	3,272	2,653	2,221
Fair value of interest rate swap	—	296	(296)

Comprehensive income	$66,941	$47,660	$32,390

            See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

CACI International Inc (“the Company”) is an international information systems and high technology services corporation. It primarily delivers information technology and communications solutions through four areas of expertise or service offerings: systems integration, managed network services, knowledge management and engineering services. The Company provides these services in support of U.S. national defense, intelligence and civilian agencies, agencies of foreign governments, state and local governments, and commercial enterprises.

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

A significant portion of the Company’s fixed price-completion contracts involve the design and development of complex, client systems. For these contracts that are within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs. For fixed price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized ratably over the service period. The Company’s fixed price license agreements and related services contracts are primarily executed in its international operations. As the agreements to deliver software require significant production, modification or customization of software, revenue is recognized using the contract accounting guidance of SOP 81-1. For agreements to deliver data under license and related services, revenue is recognized as the data is delivered and services are performed. Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, the Company applies judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for the Company to assess anticipated performance. Estimates of award fees for certain contracts are also a significant factor in estimating revenue and profit rates based on actual and anticipated awards.

The Company’s U.S. Government contracts (approximately 94% of total revenue in 2004) are subject to subsequent government audit of direct and indirect costs. The majority of such incurred cost audits have been completed through June 30, 2001. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.

Allowance For Doubtful Accounts

The Company establishes bad debt reserves against certain billed receivables based upon the latest information available to determine whether invoices are ultimately collectable. Whenever judgment is involved in determining the estimates, there is the potential for bad debt expense and the fair value of accounts receivable to be misstated. Given that the Company primarily serves the U.S. Government and that, in the Company’s opinion, the Company has sufficient controls in place to properly recognize revenue, the Company believes the risk to be relatively low that a misstatement of accounts receivable would have a material impact on its consolidated financial statements.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of equipment and furniture has been provided over the estimated useful life of the respective assets (ranging from three to seven years) using the straight-line method. Leasehold improvements are generally amortized using the straight-line method over the remaining lease term or the useful life of the improvements, whichever is shorter. Repairs and maintenance costs are expensed as incurred. As of June 30, 2004 and 2003, property and equipment consisted of the following:

	June 30,
(dollars in thousands)	2004	2003
Equipment and furniture	$51,265	$41,525
Leasehold improvements	16,061	12,085

Property and equipment, at cost	67,326	53,610
Less accumulated depreciation and amortization	(41,837)	(34,976)

Total property and equipment, net	$25,489	$18,634

During 2004, the Company wrote off approximately $1.9 million of fully depreciated assets and the related accumulated depreciation. Depreciation expense for the fiscal years ended June 30, 2004 and 2003 was approximately $9.0 million and $7.8 million, respectively.

Capitalized Software Costs

Costs incurred internally in creating a computer software product to be sold or licensed are charged to expense when incurred as research and development expense until technological feasibility has been established for the software. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working software version. Thereafter, all such software development costs are capitalized and subsequently reported at the lower of unamortized cost or estimated net realizable value. Capitalized costs are amortized based on current and future revenue for each product with annual minimum amortization equal to the straight-line amortization over the remaining estimated economic life of the product, which is approximately three years.

Goodwill

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized against earnings, but instead reviewed periodically for impairment. The Company elected to adopt SFAS No. 142 effective July 1, 2001, and as a result, amortization of goodwill was discontinued. Annually, the Company performs a fair value analysis of its reporting units using valuation techniques prescribed in SFAS No. 142. Based on the analysis performed as of June 30, 2004, 2003 and 2002, the Company determined that there were no indications of goodwill impairment.

Long-Lived Assets (Excluding Goodwill)

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes that the carrying values of its assets as of June 30, 2004 are fully realizable.

Intangible Assets

Intangible assets related to contracts and programs acquired are as follows:

	June 30, 2004		June 30, 2003
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts and related customer relationships	$110,928	$12,126	$39,973	$4,483
Covenants not to compete	787	356	380	121
Other	742	351	717	71

	$112,457	$12,833	$41,070	$4,675

Intangible assets are being amortized over periods ranging from 12 to 120 months based on their estimated useful lives. The intangible assets that resulted from the acquisition of the Defense and Intelligence Group (“D&IG”) of American Management Systems, Inc. are being amortized using an accelerated method based upon the estimated cash flows expected to be derived from the customer relationships. Amortization expense for the fiscal years ended June 30, 2004 and June 30, 2003 was approximately $8.2 million and $2.8 million, respectively. Future amortization expense related to intangible assets is expected to be $19.2 million, $17.3 million, $16.8 million, $14.0 million and $12.2 million for the fiscal years ending June 30, 2005, 2006, 2007, 2008 and 2009, respectively.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry-forwards.

U.S. income taxes have not been provided for with respect to $35.0 million in undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. If such earnings were distributed to the United States, certain foreign tax credits would be available to reduce the associated tax liability.

Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at the exchange rate in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The Company’s primary practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency fluctuations. The net effect of translation gains and losses is not included in determining net income, but is accumulated as a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in determining net income, but are insignificant. These costs are included as indirect costs and selling expenses within the Company’s Consolidated Statements of Operations. As of June 30, 2004, the cumulative foreign currency translation adjustment was the only component of accumulative other comprehensive income.

Earnings Per Share

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the Consolidated Statements of Operations. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. The chart below shows the calculation of basic and diluted earnings per share for the years June 30, 2004, 2003 and 2002, respectively:

	Years Ended June 30,
(amounts in thousands, except per share amounts)	2004	2003	2002
Net income	$63,669	$44,711	$30,465

Weighted average number of basic shares outstanding during the period	29,051	28,647	24,992
Dilutive effect of stock options after application of treasury stock method	826	778	822

Weighted average number of diluted shares outstanding during the period	29,877	29,425	25,814

Basic earnings per share	$2.19	$1.56	$1.22

Diluted earnings per share	$2.13	$1.52	$1.18

Fair Value of Financial Instruments

The carrying amounts of the Company’s accounts receivables, accounts payable and accrued expenses approximate their fair value due to their short-term nature. The lines of credit and term loan have floating interest rates that vary with current indices and, as such, the recorded value approximates fair value.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements in order to conform to the current presentation.

Stock Compensation

On December 21, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to provide alternative methods of transition of SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions if SFAS No. 123, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”).

The Company currently accounts for stock-based compensation transactions using the intrinsic value method in accordance with APB No. 25 as amended by FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation. If the Company’s employee stock-based compensation transactions had been accounted for based on their fair value, as determined under SFAS No. 123, the pro-forma earnings would have been as follows:

(dollars in thousands, except per share amounts)	Twelve Months Ended June 30,
	2004	2003	2002
Reported net income	$63,669	$44,711	$30,465
Stock-based compensation costs included in reported net income, (net of tax)	99	—	—
Stock-based compensation costs that would have been included in the determination of reported net income, if the fair value method was applied to all awards, (net of tax)	(6,054)	(4,726)	(4,178)

Pro forma net income	$57,714	$39,985	$26,287

Basic earnings per share:
Reported earnings per share	$2.19	$1.56	$1.22
Stock-based compensation costs (net of tax)	(0.20)	(0.16)	(0.17)

Pro forma earnings per share	$1.99	$1.40	$1.05

Diluted earnings per share:
Reported earnings per share	$2.13	$1.52	$1.18
Stock-based compensation costs (net of tax)	(0.20)	(0.16)	(0.16)

Pro forma earnings per share	$1.93	$1.36	$1.02

The weighted average fair value of each option granted during the years ended June 2004, 2003 and 2002 was $11.89, $20.33, and $10.00 respectively. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing method. These pro forma results may not be indicative of the future results due to the potential grants vesting and other factors. The following significant assumptions were made in estimating fair value:

	2004	2003	2002
Risk-free interest rates	2.48% - 3.63%	3.05% - 4.08%	3.66% - 4.87%
Expected life in years	5	5	5
Expected volatility	33% - 35%	47% - 65%	38% - 53%
Expected dividends	—	—	—

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) issued a final consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“Issue 00-21”). Issue 00-21 provides guidance on how and when to recognize revenues from arrangements requiring delivery of more than one product or service. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. To the extent that a deliverable is part of an arrangement that is within the scope of other existing higher-level authoritative literature, Issue 00-21 does not apply. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this EITF issue has not had a material effect on the Company’s results of operations and financial position.

In May 2003, the EITF reached a consensus on Issue No. 01-8, Determining Whether an Arrangement Contains a Lease (“Issue 01-8”). Issue 01-8 provides guidance on how to identify a lease in an arrangement that also provides for the delivery of other goods or services by the seller (lessor), such as outsourcing arrangements. The provisions of Issue 01-8 apply to arrangements entered into on or after July 1, 2003. The adoption of this EITF issue has not had a material effect on the Company’s results of operations and financial position.

NOTE 2. CASH AND CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES

The Company considers all investments with an original maturity of three months or fewer on their trade date to be cash equivalents. The Company classifies investments with an original maturity of more than three months but less than twelve months on their trade date as short-term marketable securities. To date, marketable securities have been classified as available-for-sale and have been carried at fair value with any unrealized gains and losses reported as a separate component of comprehensive income. The fair value of marketable securities was determined based on quoted market prices at the reporting date for those instruments. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends. To date there have been no realized or unrealized gains or losses. The Company’s cash and cash equivalents and short-term marketable securities at June 30, 2004 and 2003, consisted of the following (cost approximated fair value):

(dollars in thousands)	2004 Cash and Cash Equivalents	2004 Short-term Marketable Securities	2003 Cash and Cash Equivalents	2003 Short-term Marketable Securities
Certificate of deposit	$—	$—	$—	$5,148
Money market funds	48,499	—	48,553	—
Common stock	—	515	—	—
Municipal securities	—	—	—	10,143
Cash	14,530	—	25,182	—

Total	$63,029	$515	$73,735	$15,291

NOTE 3. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The software development costs capitalized and amortized during the years ended June 30, 2004, 2003 and 2002, included in the Consolidated Balance Sheets as other assets, were as follows:

	June 30,
(dollars in thousands)	2004	2003	2002
Annual activity
Capitalized software development costs, beginning of year	$1,914	$3,891	$7,118
Capitalized during year	—	47	671
Acquired development costs	4,946	—	—
Amortized during year	(1,949)	(2,024)	(3,898)

Capitalized software development costs, end of year	$4,911	$1,914	$3,891

The $4.9 million of acquired development costs during the fiscal year ended June 30, 2004 relate entirely to capitalized software acquired in the May 2004 D&IG acquisition.

NOTE 4. ACCOUNTS RECEIVABLE

Total accounts receivable are net of allowance for doubtful accounts of approximately $4,889,000 and $3,390,000 at June 30, 2004 and 2003, respectively. Accounts receivable are classified as follows:

	June 30,
(dollars in thousands)	2004	2003
Billed receivables
Billed receivables	$269,808	$156,012
Billable receivables at end of period	50,233	23,190

Total billed receivables	320,041	179,202

Unbilled receivables
Unbilled pending receipt of contractual documents authorizing billing	28,326	18,891
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	9,438	8,083

Total unbilled receivables	37,764	26,974

Total accounts receivable	$357,805	$206,176

NOTE 5. OTHER ACCRUED EXPENSES

The detail of other accrued expenses is as follows:

	June 30,
(dollars in thousands)	2004	2003
Contract forward loss reserves	$32,285	$—
Vendor obligations	26,999	19,147
Other accrued costs	26,979	13,422

Total other accrued expenses	$86,263	$32,569

The Company has recorded contract forward loss reserves for two contracts acquired with the D&IG business on May 1, 2004. See further discussions in Note 13.

NOTE 6. ACCRUED COMPENSATION AND BENEFITS

The detail of accrued compensation and benefits is as follows:

	June 30,
(dollars in thousands)	2004	2003
Accrued leave	$26,855	$17,965
Accrued payroll and related costs	45,532	26,495

Total accrued compensation and benefits	$72,387	$44,460

NOTE 7. NOTES PAYABLE AND CREDIT FACILITIES

In order to fund the acquisition of D&IG, the Company executed a new $550 million credit facility, which included a revolving credit facility and an institutional term loan. Total borrowings under the new credit facility were $422.6 million, of which $411.3 million was outstanding at June 30, 2004. The five year secured revolving credit facility permits continuously renewable borrowings of up to $200 million with annual sublimits on amounts borrowed for acquisitions. The Company had $62 million outstanding on the revolving credit facility as of June 30, 2004. In July 2004, the Company repaid $12.2 million of amounts borrowed under the revolver, which has been classified as current notes payable at June 30, 2004 in the Consolidated Balance Sheet. Also classified as current notes payable is the amount of the revolving credit facility that management expects to repay in fiscal year 2005. The revolving credit facility permits one, two, three, and six month interest rate options. The Company pays a fee on the unused portion of the facility. The institutional term loan is a seven year secured facility in the amount of $350 million. The principal is to be prepaid 1% in years one through six with the remainder due on the maturity date. Interest rates on both the revolver and the term loan are based on LIBOR or the higher of the prime rate or Federal funds rate plus applicable margins. As of June 30, 2004, the weighted average interest rate was approximately 3.2% on these loans. Interest expense for the year ended June 30, 2004 was $2.5 million. Margin and unused fee rates are determined quarterly based on the leverage ratio. The total costs associated with securing the new credit facility were approximately $8.2 million, which is being amortized as additional interest expense over the life of the revolving credit facility and institutional term loan. The unamortized balance of approximately $8.0 million as of June 30, 2004 is included with other assets in the accompanying Consolidated Balance Sheet. The Company is required to operate within certain limits on leverage net worth and fixed-charge coverage ratios. As of June 30, 2004, the Company was in compliance with these covenants. The revolving credit facility and institutional term loan are secured by substantially all of the Company’s assets.

On February 4, 2002, the Company executed a five-year unsecured revolving line of credit. The agreement permitted borrowings of up to $185 million with a sublimit of $75 million per year on amounts borrowed for acquisitions. This agreement has now been replaced by the new credit facility described above. For the years ended June 30, 2003 and 2002 interest expense was $315,000 and $1.4 million, respectively.

The remaining notes payable are the result of various acquisitions. In July 2003, MTL Systems, Inc., which was acquired by the Company in January 2004, entered into a 10 year, $850,000 mortgage. The mortgage, which was assumed by the Company, bears a 5.88% interest rate and is being amortized over 15 years, with a balloon payment of $367,000 due in July 2013. As of June 30, 2004, the outstanding balance of the mortgage was $815,000. In July 2003,C-CUBED Corporation, which was acquired by the Company in October 2003, entered into a non-compete agreement with the founder of SIR, whose business they acquired. The note associated with the non-compete agreement is to be paid in full in June 2005, and has a remaining principal balance of $90,000 as of June 30, 2004.

During the fiscal year 2004, the Company paid off the outstanding balance of $1.5 million due on a note payable to the former shareholders of Net Federal, which was acquired in December 2000, as well as a note payable due to the former shareholders of Acton Burnell, Inc., which was acquired in October 2002, in the amount of $3.1 million. In addition, in March 2004, the Company repaid $5.4 million of borrowings on a line-of-credit that it acquired in its March 2004 acquisition of CMS Information Services, Inc.

The balance of Notes Payable is as follows:

	June 30, 2004		June 30, 2003
(dollars in thousands)	Short Term	Long Term	Short Term	Long Term
Term loan	$3,500	$345,625	$—	$—
Revolving credit facility	17,200	45,000	—	—
Facility mortgage	39	776	—	—
C-CUBED non-compete agreement	90	—	—	—
Net Federal note payable	—	—	1,500	—
Acton Burnell note payable	—	—	3,058	—

Total outstanding	$20,829	$391,401	$4,558	$—

Scheduled future maturities under the Company’s indebtedness are as follows:

(dollars in thousands)
Year ending June 30,
2005	$20,829
2006	3,540
2007	3,543
2008	3,546
2009	48,549
Thereafter	332,223

Total	$412,230

NOTE 8. INCOME TAXES

The provision (benefit) for income taxes for the years ended June 30, 2004, 2003, and 2002 consists of:

	Years ended June 30,
(dollars in thousands)	2004	2003	2002
Current provision:
Federal	$41,453	$22,012	$20,722
State and local	3,887	1,910	1,911
Foreign	1,000	1,323	1,040

Total current provision:	46,340	25,245	23,673

Deferred (benefit) provision:
Federal	(6,564)	1,746	(3,757)
State and local	(394)	155	(305)
Foreign	(120)	(77)	(53)

Total deferred (benefit) provision:	(7,078)	1,824	(4,115)

Total provision for income taxes	$39,262	$27,069	$19,558

A reconciliation of the income tax provision and the amount computed by applying the statutory U.S. income tax rate of 35% for the years ended June 30, 2004, 2003, and 2002 is as follows:

	Years ended June 30,
(dollars in thousands)	2004	2003	2002
Amount at statutory U.S. rate	$36,026	$25,123	$18,019
State taxes, net of U.S. income tax benefit	2,271	1,342	1,023
Taxes on foreign earnings at different effective rates	(29)	(35)	(208)
Other	994	639	724

Total	$39,262	$27,069	$19,558

Effective tax rate	38.1%	37.7%	38.0%

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities at June 30, 2004 and 2003, are as follows:

	June 30,
(dollars in thousands)	2004	2003
Deferred tax assets
Accrued vacation and other expenses	$7,616	$5,886
Accrued post-retirement obligations	7,202	4,690
Deferred rent	425	16
Foreign transactions	497	316
Property and equipment	1,571	1,425
Other	377	228

Total deferred tax assets	17,688	12,561

Deferred tax liabilities
Unbilled revenues	(4,321)	(3,251)
Capitalized software	(2,591)	(581)
Goodwill and other intangible assets	(18,863)	(8,850)
Change in accounting method for accrued expenses	—	(2,616)
Other	(828)	(2,909)

Total deferred tax liabilities	(26,603)	(18,207)

Net deferred tax liability	$(8,915)	$(5,646)

Of the Company’s $551.9 million of goodwill as of June 30, 2004, $479.4 million is expected to be deductible for income tax purposes.

The Company is currently under examination by the State of Indiana. The examination is for the period beginning June 30, 1991 and ending June 30, 2000 and focuses on whether the Company established a taxable presence in Indiana during the examination period. Management of the Company believes that it did not establish a taxable presence and is contesting the State’s conclusion vigorously. Management has accrued its best estimate of the exposure in this matter. The Company does not believe the outcome will have a material adverse effect on its financial statements.

NOTE 9. STOCK PLANS

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

Pursuant to its provisions, the 1996 Plan was adjusted to reflect the impact of such stock dividend. With respect to outstanding option grants, such adjustment was effected by doubling the number of options granted and reducing the exercise price by half. At their meeting in November 2002, the shareholders approved an increase of 1,850,000 shares to the 1996 Plan, bringing the total shares available to 5,950,000. As adjusted for the stock dividend, options for 5,925,040 shares have been granted under the 1996 Plan through June 30, 2004. With certain exceptions, one-third of the options granted in conjunction with any award under the 1996 Plan become exercisable each year over a three year period, beginning one year from the date of grant. Of the total options granted, 1,063,290 have been forfeited by grantees.

Under the 1996 Plan, non-qualified stock options granted prior to January 1, 2004 lapse and are no longer exercisable if not exercised within ten years of the date of grant. Options and RSUs granted on or after January 1, 2004 have a term of seven years. Grantees whose employment has been terminated have 60 days after their termination date to exercise options that are then exercisable or forfeit their right to the options. Options that are not yet exercisable as of the date of termination are forfeited by the terminating employee and become available for future grants under the plan.

All awards granted under the 1996 Plan to date have been in the form of non-qualified stock options and restricted stock unit grants. The exercise prices of all non-qualified stock option grants have been set at the market price of the Company stock on the date of grant. Accordingly, no compensation cost has been recognized for stock option grants as the Company accounts for its stock option grants using the guidance in APB No. 25.

In 2004, the Company began issuing Restricted Stock Units (“RSUs”) under the 1996 Plan. All grants have been set at the market price of the Company stock on the date of the grant. The RSUs cliff vest three years from the date of award and compensation expense is being recognized ratably over the vesting period. During the year ended June 30, 2004, the Company granted approximately 20,000 RSUs at a weighted average price of $44.06 per share.

Stock option activity and price information regarding the Plans follows:

(shares in thousands)	Number of Shares	Exercise Price	Weighted Average Exercise Price
Shares under option, June 30, 2001	2,226	$7.50 - 19.10	$10.07
Granted	926	20.07 - 37.10	23.21
Exercised	(735)	7.50 - 30.15	11.16
Forfeited	(11)	9.94 - 11.19	10.33

Shares under option, June 30, 2002	2,406	7.50 - 37.10	14.77
Granted	507	36.13 - 38.68	36.65
Exercised	(314)	8.16 - 21.40	11.42
Forfeited	(16)	9.94 - 36.13	24.30

Shares under option, June 30, 2003	2,583	7.50 - 38.68	19.40
Granted	727	34.10 - 49.34	35.06
Exercised	(447)	8.16 - 36.13	15.58
Forfeited	(107)	9.94 - 38.68	30.92

Shares under option, June 30, 2004	2,756	$7.50 - 49.34	$22.70

(shares in thousands)	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Shares under option, June 30, 2004	288	$7.50 - 9.25	$8.08	4.53
	566	9.41 - 11.00	10.15	5.39
	122	11.06 - 20.07	13.22	6.12
	607	21.40 - 33.00	22.01	7.10
	1,000	34.10 - 37.10	34.96	8.59
	173	36.68 - 49.34	42.22	8.78

	2,756	$7.50 - 49.34	$23.70	7.08

Options exercisable, June 30, 2004	258	$7.50 - 9.25	$7.94
	482	9.41 - 11.19	10.27
	493	11.25 - 21.40	19.84
	166	21.80 - 36.13	34.93
	130	36.20 - 49.34	39.35

	1,529	$7.50 - 49.34	$18.12

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

The ESPP is implemented through one offering during each quarter of each fiscal year, beginning effective July 1, 2003. The ESPP allows the Company’s full-time employees to purchase shares of common stock at 85% of the fair market value of a share of common stock on the first day or the last day of the offering period, whichever is lower. The maximum number of shares that an eligible employee may purchase during any offering period is equal to two times an amount determined as follows: 20% of such employee’s compensation over the offering period divided by 85% of the fair market value of a share of common stock on the first day of the offering period. As the ESPP is a qualified plan under Section 423 of the Internal Revenue Code and the Company follows APB Opinion No. 25, no compensation expense has been recorded in connection with the ESPP. The Company follows the disclosure provisions of SFAS No. 123 in accounting for the ESPP. As of June 30, 2004, participants have purchased approximately 69,000 shares under the ESPP at a weighted average price per share of $34.53.

The MSPP provides senior executives with stock holding requirements a mechanism to acquire RSUs in lieu of up to 30% of their annual bonus. The RSUs are awarded under the MSPP at 85% of the market price of the Company’s common stock on the date of the award and vest three years from the date of the award, upon a change of control of the Company, retirement on or after age 65, or the participant’s death or permanent disability. Vested RSUs will be settled in shares of common stock. The Company accounts for MSPP transactions in accordance with APB Opinion No. 25. As of June 30, 2004, there have been approximately 29,000 RSUs issued under the MSPP at $36.48 per share.

The DSPP provides an opportunity for Non-Employee Directors to acquire an equity interest in the Company. The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 50% of their annual retainer fees. Vested RSUs will be settled in shares of common stock. As of June 30 2004, there have been approximately 1,600 RSUs issued under the DSPP at a weighted average price per share of $42.78.

All Stock Purchase Plans are administered by the Compensation Committee of the Board of Directors.

NOTE 10. EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, the CACI $MART PLAN. Employees can contribute up to 25% (subject to certain statutory limitations) of their total cash compensation. The Company provides matching contributions equal to 50% of the amount of the employee’s contribution, up to 6% of the employee’s total fiscal year cash compensation. In addition, the Company may also make discretionary profit sharing contributions to the plan. Employer contributions vest according to a schedule entitling full vesting after three years of employment. Employee contributions vest immediately. The CACI $MART PLAN is qualified under the Internal Revenue Code, as determined by the Internal Revenue Service.

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

The total consolidated expenses for the Company’s contributions to the 401(k) plan and the Group Executive Retirement Plan for the years ended June 30, 2004, 2003 and 2002 were $11,193,000, $8,441,000 and $6,454,000, respectively. The Company funds the costs of the qualified plans as they accrue.

NOTE 11. OTHER LONG-TERM OBLIGATIONS

The Company has established retirement benefit plans for certain employees and executives. At June 30, 2004 and 2003, respectively, the balances of the obligations by category are as follows:

	June 30,
(dollars in thousands)	2004	2003
Accrued post-retirement obligations:
Long-term care	$386	$189
Group health plan	375	346
Executive life	217	229
Deferred compensation	19,322	12,693

Total accrued post-retirement obligations	20,299	13,457
Other long-term obligations	1,796	1,162

Total other long-term obligations	$22,095	$14,619

Long-Term Care. The Company has agreed to provide Long Term care coverage for the President and Chief Executive Officer, his wife, and a former Company executive and board member.

Group Health Plan. The Company has provided for medical and dental benefit coverage to certain eligible employees, both former and active, and their dependents. The accumulated post-retirement benefit obligation represents the estimated present value of future claims by participants under this plan.

Executive Life. In accordance with certain agreements, the Company maintains life insurance policies covering certain officers, both former and active. The cost of the insured’s premiums is treated as compensation expense.

Deferred Compensation. Effective July 1, 2000, the Company established the CACI International Inc Group Executive Retirement Plan described in Note 10. Upon termination or retirement, account balances are paid to participants as taxable income. The Company maintains investment assets to offset the obligations under the deferred compensation plan. The investment assets are classified as trading securities and the changes in the value of the assets are classified in the Statement of Operations. The investment assets are included within other assets in the Consolidated Balance Sheets. The increase of $6.6 million in the fiscal year ended June 30, 2004 as compared to the fiscal year ended June 30, 2003 is due to the fiscal year ended June 30, 2004 compensation deferrals of $4.8 million, investment gains of $2.1 million, company contributions of $333,000, and distributions of $773,000.

Other Long-Term Obligations. These obligations include deferred income, non-qualified pension payables, sublease security deposits, payments due to certain founders of Questech, Inc., under confidential agreements, as well as capital lease payables.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire primarily over the next nine years.

The following is a schedule of future minimum lease payments under non-cancelable leases with a remaining term greater than one year as of June 30, 2004:

Year ended June 30	Operating Leases (dollars in thousands)
2005	$31,510
2006	30,940
2007	28,093
2008	23,403
2009	16,906
Thereafter	14,118

Total minimum lease payments	$144,970

Operating leases reflect the minimum lease payments net of a minimal amount of sub-lease income. Rent expense incurred from operating leases for the years ended June 30, 2004, 2003 and 2002 totaled approximately $24,441,000, $19,882,000, and $16,463,000, respectively.

Other Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts over a four year period ending in fiscal year 2006. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available. Based upon that expectation, unit costs incurred to date have been recognized in “Direct Costs” at such lowest unit cost in the accompanying Consolidated Statements of Operations. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be approximately $1.7 million, which has not been recorded in the Company’s financial statements as of June 30, 2004.

NOTE 13. BUSINESS ACQUISITIONS

2004 Acquisitions

On May 1, 2004, the Company completed the purchase of the D&IG and related assets of American Management Systems, Incorporated. D&IG provides the U.S. Government with business management solutions, including information technology and software design, for defense, intelligence and homeland security agencies in support of acquisition, financial management, logistics, warfighting and intelligence missions. The transaction was entered into with CGI Group Inc., which concurrently purchased all of the outstanding shares of AMS.

The total purchase price paid for the D&IG acquisition was $420.7 million, including $5.7 million of transaction costs. Approximately $328.8 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $30.9 million estimated fair value of the net assets acquired and $61.0 million assigned to identifiable intangible assets. The Company is amortizing substantially all such intangible assets over a period of 8 years using an accelerated method. D&IG contributed revenue of $40.3 million for the period of May 1, 2004 to June 30, 2004.

The D&IG acquisition has been accounted for under the purchase method of accounting pursuant to the provisions of SFAS No. 141, Business Combinations. Accordingly, the identifiable intangible assets acquired and liabilities assumed were recognized at their fair value as of the date of the acquisition. The Company is in the process of finalizing the D&IG balance sheet, thus, the allocation of the purchase price is subject to refinement as further information becomes available. The Company may be required to pay additional consideration of up to $10 million based on the resolution of the final D&IG balance sheet at the acquisition date. Any additional amounts paid will be recorded as goodwill. The preliminary allocation of the purchase price is as follows:

(dollars in thousands)
Accounts receivable:
Billed (net of allowance)	$59.8
Unbilled	18.0
Property and equipment	4.0
Other assets	6.5
Accounts payable and accruals	(7.2)
Accrued compensation	(6.8)
Loss reserve on contracts	(33.4	)(a)
Deferred income taxes	(10.0	)(b)

Net book value of assets purchased	30.9
Goodwill	328.8
Intangible assets	61.0

	$420.7

(a)	In connection with the D&IG acquisition, two contracts were acquired which required forward loss reserves. These losses were recorded based on the guidance in SOP 81-1. As a result, $33.4 million was recorded as a liability in Other Accrued Expenses as of May 1, 2004, based on the estimate-to-complete analyses prepared. The estimate for these reserves will be periodically reviewed by management.
(b)	As part of the D&IG acquisition, the Company acquired the stock of R.M. Vredenburg and Company (“Vredenburg”). For book purposes, the Company is required to amortize intangible assets, however for tax purposes, the amortization is not deductible. This results in a deferred tax liability related to Vredenburg intangible assets, which is estimated to be approximately $7.0 million. The remaining $3.0 million of acquired deferred income taxes represents deferred income taxes associated with Vredenburg.

On March 1, 2004, the Company acquired all of the outstanding shares of CMS Information Services, Inc. (“CMS”). CMS headquartered in Vienna, Virginia, is an information technology consulting firm that serves government agencies, primarily in the national defense sector. CMS specializes in enterprise network solutions, enterprise financial management systems and software engineering and integration. The total purchase price paid was $28.2 million. Approximately $18.3 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $6.9 million estimated fair value of the net assets acquired and the $3.0 million value assigned to identifiable intangible assets. The Company is amortizing substantially all such assets over a period of nine years. CMS contributed revenue of $13.1 million for the period from March 1, 2004 to June 30, 2004.

On January 16, 2004, the Company purchased all of the outstanding stock of MTL Systems, Inc. (“MTL”). MTL, headquartered in Dayton, Ohio, provides engineering and integration services such as imagery technology, algorithm development and modeling and simulation for the Department of Defense. The total purchase price was approximately $4.4 million. Approximately $1.9 million of the purchase price has been allocated to goodwill based on the excess of the purchase price over the $1.8 million estimated fair value of the net assets acquired and the $0.7 million value assigned to the identifiable intangible assets. The Company is amortizing these assets over a period of five years. MTL contributed revenue of $2.5 million from January 16, 2004 to June 30, 2004.

On October 16, 2003, the Company acquired all of the outstanding stock of C-CUBED Corporation (“C-CUBED”). C-CUBED provides specialized services in support of C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance) initiatives to clients in the Department of Defense, federal, civilian, and intelligence communities. The total purchase price paid was $36.2 million of which $34.7 has been paid. The balance of $1.5 million is payable in the form of contingent consideration to the former shareholders of C-CUBED, regardless of their employment status with the Company, based on the achievement of level of effort goals on an existing contract for 18 months after the acquisition. The Company has placed this amount in escrow and recorded it as an Other Asset in the Consolidated Balance Sheet, and will record additional goodwill if the contingent consideration is earned. Approximately $19.5 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $8.8 million estimated fair value of the net assets acquired and the $6.4 million value assigned to identifiable intangible assets. The Company is amortizing substantially all such intangible assets over a period of two to eight years. C-CUBED contributed revenue of $35.7 million for the period from October 16, 2003 to June 30, 2004.

The Company entered into a Letter of Intent (LOI) on March 1, 2004, which it has extended through October 2004, to acquire all of the outstanding stock of an information technology services company that provides work for various agencies of the Federal Government, primarily within the Department of Defense. The purchase price is expected to be approximately $30 million. The Company is currently evaluating whether or not it will move forward with the acquisition. If the Company chooses to move forward, the Company will fund the acquisition with proceeds under its new credit facility described above.

These acquisitions resulted in an increase of approximately $368.5 million in the Company’s goodwill balance reported on the Consolidated Balance Sheets. The additional $1.0 million increase in goodwill is due to adjustments made to the goodwill related to the Company’s fiscal year 2003 acquisitions, as discussed below. The adjustments primarily related to earn-out payments and closing balance sheet adjustments.

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

On October 16, 2002, the Company acquired all of the outstanding capital stock of Acton Burnell, Inc., an information technology company providing systems integration, knowledge management, manpower readiness and training, and financial systems solutions for the federal government. The total purchase price for Acton Burnell, Inc., was $29.4 million Approximately $17.6 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $7.9 million estimated fair value of net assets acquired, the $6.3 million value assigned to identifiable intangible assets, and deferred tax liabilities related to identifiable intangible assets of $2.4 million. The Company is amortizing substantially all such identifiable intangible assets over a period of ten years. Acton Burnell, Inc. contributed revenue of $26.4 million for the period from October 16, 2002 to June 30, 2003.

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

On May 15, 2003, the Company acquired substantially all of the assets of Premier Technology Group, Inc. (“PTG”). PTG, headquartered in Fairfax, Virginia, provided professional services to clients in the Department of Defense and the intelligence community. The total purchase price for PTG was $48.8 million, of which $46.2 million has been paid. The balance of $2.6 million will be paid in the form of earn out payments tied to the continuation of existing business and will be recorded, if earned, as additional goodwill. The timing of this payment is contingent upon the receipt of authorized funding from the federal government. The earn out payments have not been accrued at June 30, 2004 as the contingencies are not resolved. Approximately $19.3 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $12.2 million estimated fair value of net assets acquired and the $14.7 million value assigned to identifiable assets. The Company is amortizing substantially all such identifiable intangible assets over a period of one to eight years. PTG contributed revenue of $5.2 million for the period from May 15, 2003 to June 30, 2003.

On June 6, 2003, the Company acquired all of the outstanding capital stock of Rochester Information Systems Ltd (“RISys”), a company in the United Kingdom which specializes in the development and implementation of enterprise information solutions for the UK Public Sector, especially Health, Education and Local Government. To date, $1.7 million has been paid in cash for the company, and there is a potential additional liability estimated at $217,000 which will bring the total purchase price up to $1.9 million. Under the terms of the agreement, the Company will pay the balance of the consideration if certain performance targets are met within 24 months following the acquisition. As the purchase price paid exceeded the fair value of net liabilities acquired of $779,000 (identified intangible assets of $595,000 less net liabilities assumed of $1,374,000), this resulted in a $2.4 million allocation to goodwill. The Company is amortizing all identifiable intangible assets over periods up to 10 years. In the year ended June 30, 2003, RISys contributed revenue of $126,000.

2002 Acquisition

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

Pro Forma Information (unaudited)

The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations of the Company for the years ended June 30, 2004, 2003 and 2002 as if the above-mentioned acquisitions had occurred at the beginning of both the year of acquisition and the year prior to the acquisition. This unaudited pro forma information does not purport to be indicative of the actual results that would have occurred if the combinations had occurred at the earlier date, as indicated above:

	June 30,
(dollars in thousands, except per share amounts)	2004	2003	2002
Revenue	$1,408,760	$1,197,744	$810,239
Net income	94,279	78,348	38,682
Diluted earnings per share	3.16	2.66	1.50

NOTE 14. BUSINESS SEGMENT INFORMATION

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide information technology and communications solutions through all four of the Company’s major service offerings: systems integration, managed network services, knowledge management and engineering services. Its customers are primarily U.S. federal agencies, however, it does serve a number of agencies of foreign governments and customers in the commercial and state and local sectors and places employees in locations around the world in support of these clients. International operations offer services to both commercial and government customers primarily through the Company’s systems integration line of business. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements. The Company evaluates the performance of its operating segments based on income before income taxes. Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The operating segments’ income total the amount presented as income before income taxes in the Consolidated Statements of Operations. Prior year’s segment information has been restated in order to provide for consistent presentation with the current year and the information related to the discontinued operations has been excluded from this presentation.

(dollars in thousands)	Domestic Operations	International Operations	Total
	Year Ended June 30, 2004
Revenue from external customers	$1,099,454	$46,331	$1,145,785
Income before income taxes	98,925	4,006	102,931
Total assets	1,104,551	49,753	1,154,304
Capital expenditures	7,806	897	8,703
Depreciation and amortization	17,790	1,246	19,036

	Year Ended June 30, 2003
Revenue from external customers	$802,757	$40,381	$843,138
Income before income taxes	67,331	4,449	71,780
Total assets	518,952	43,098	562,050
Capital expenditures	10,068	566	10,634
Depreciation and amortization	11,643	961	12,604

	Year Ended June 30, 2002
Revenue from external customers	$641,574	$40,368	$681,942
Income before income taxes	46,208	5,274	51,482
Total assets	442,879	37,785	480,664
Capital expenditures	7,693	360	8,053
Depreciation and amortization	10,927	1,204	12,131

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

Major Customers. The Company earned approximately 94%, 92% and 91% of its revenue from the U.S. Government for the years ended June 30, 2004, 2003 and 2002, respectively. For the year ended June 30, 2004, the Company had one contract for technical engineering, fabrication and operations support for the United States Army that accounted for 8.6% of total revenue. In addition, 8.2% of the revenue for the year ended June 30, 2004, was derived from contracts with the United States Department of Justice. Revenue by customer sector for each of the three years ended June 30, 2004 was as follows:

(dollars in thousands)	2004	%	2003	%	2002	%
Department of Defense	$771,920	67.4%	$536,269	63.6%	$433,927	63.7%
Federal Civilian	301,706	26.3%	241,490	28.6%	184,392	27.0%
Commercial	55,706	4.9%	51,414	6.1%	49,369	7.2%
State & local	16,453	1.4%	13,965	1.7%	14,254	2.1%

Total	$1,145,785	100.0%	$843,138	100.0%	$681,942	100.0%

Geographic Information. Revenue is attributed to geographic areas based on the location of the assets producing the revenue. The international operations amounts consist primarily of product and systems integration sales in the United Kingdom. Financial information relating to the Company’s operations by geographic area is as follows:

(dollars in thousands)	2004	2003	2002
Revenue
Domestic	$1,099,454	$802,757	$641,574
International	46,331	40,381	40,368

	$1,145,785	$843,138	$681,942

Net Assets
Domestic	$459,351	$387,603	$338,150
International	38,921	33,932	29,009

	$498,272	$421,535	$367,159

NOTE 15. DISCONTINUED OPERATIONS

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

NOTE 16. COMMON STOCK DATA (UNAUDITED)

The ranges of high and low sales prices for the Registrant’s stock each quarter during fiscal years ended June 30, 2004 and 2003 were as follows:

	2004		2003
Quarter	High	Low	High	Low
1st	$48.95	$33.46	$39.84	$27.45
2nd	$53.00	$42.83	$43.10	$32.55
3rd	$49.64	$41.10	$38.20	$29.81
4th	$48.45	$36.09	$35.50	$30.00

Until August 16, 2002, the Registrant’s stock traded on the NASDAQ National Market System under the ticker symbol, “CACI”. Effective August 16, 2002, the Registrant’s stock began trading on the New York Stock Exchange under its new ticker symbol, “CAI”.

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods have been included.

	Year ended June 30, 2004
(dollars in thousands, except per share data)	First	Second	Third	Fourth
Revenue	$235,745	$263,351	$288,411	$358,278
Income from operations	$20,565	$23,176	$25,212	$35,761
Net Income	$12,966	$14,264	$15,762	$20,677

Basic earnings per share	$0.45	$0.49	$0.54	$0.71

Diluted earnings per share	$0.44	$0.48	$0.53	$0.69

Weighted average shares used in per share computation
Basic	28,585	29,081	29,126	29,140
Diluted	29,720	29,968	29,935	29,884

	Year ended June 30, 2003
(dollars in thousands, except per share data)	First	Second	Third	Fourth
	Year ended June 30, 2003
Revenue	$187,978	$204,511	$222,016	$228,633
Income from operations	$14,686	$16,800	$17,853	$21,067
Net Income	$9,375	$10,601	$11,458	$13,277

Basic earnings per share	$0.33	$0.37	$0.40	$0.46

Diluted earnings per share	$0.32	$0.36	$0.39	$0.45

Weighted average shares used in per share computation
Basic	28,445	28,697	28,718	28,727
Diluted	29,304	29,495	29,461	29,441

SCHEDULE II

CACI INTERNATIONAL INC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR YEARS ENDED JUNE 30, 2004, 2003 AND 2002

(dollars in thousands)

Description	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2004

Reserves deducted from assets to which they apply: Allowances for doubtful accounts	$3,390	$639	$(404)	$1,265	$4,890

2003

Reserves deducted from assets to which they apply: Allowances for doubtful accounts	$3,255	$442	$(790)	$483	$3,390

2002

Reserves deducted from assets to which they apply: Allowances for doubtful accounts	$4,301	$255	$(1,362)	$61	$3,255

The Company acquired allowances of $1.3 million and $0.5 million related to its domestic and international business acquisitions for the years ended June 30, 2004 and 2003, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 10th day of September 2004.

CACI International Inc
Registrant

Date: September 10, 2004	By:	/s/
Dr. J. P. London
Chairman of the Board, President Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date
/s/	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	September 10, 2004
J. P. London

/s/	Executive Vice President, Chief Financial officer and Treasurer (Principal Financial Officer)	September 10, 2004
Stephen L. Waechter

/s/	Senior Vice President, Corporate Controller (Principal Accounting Officer)	September 10, 2004
James D. Kuhn

/s/	Director	September 10, 2004
Michael J. Bayer

/s/	Director	September 10, 2004
Peter A. Derow

/s/	Director	September 10, 2004

Richard L. Leatherwood

/s/	Director	September 10, 2004
Barbara A. McNamara

/s/	Director	September 10, 2004
Arthur L. Money

/s/	Director	September 10, 2004
Warren R. Phillips

/s/	Director	September 10, 2004
Charles P. Revoile

/s/	Director	September 10, 2004
Richard P. Sullivan

/s/	Director	September 10, 2004
John M. Toups

/s/	Director	September 10, 2004
Larry D. Welch