Form 10-Q
period 2004-09-30
CACI INTERNATIONAL INC /DE/
filed 2004-11-09
CIK 16058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of September 30, 2004: CACI International Inc Common Stock, $.10 par value, 29,228,317 shares.

CACI INTERNATIONAL INC AND SUBSIDIARIES

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2004	2003
Revenue	$388,653	$235,745

Costs and expenses:
Direct costs	240,449	145,827
Indirect costs and selling expenses	104,317	65,516
Depreciation and amortization	8,298	3,837

Total costs and expenses	353,064	215,180

Income from operations	35,589	20,565
Interest expense (income), net	3,473	(348)

Income before income taxes	32,116	20,913
Income taxes	12,354	7,947

Net income	$19,762	$12,966

Basic earnings per share	$0.68	$0.45

Diluted earnings per share	$0.66	$0.44

Average shares outstanding	29,175	28,858

Average shares and equivalent shares outstanding	29,997	29,720

See notes to unaudited condensed consolidated financial statements.

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share numbers)

	September 30, 2004 (unaudited)	June 30, 2004
ASSETS
Current assets:
Cash and equivalents	$63,238	$63,029
Marketable securities	—	515
Accounts receivable, net:
Billed	326,467	320,041
Unbilled	26,705	28,326

Total accounts receivable, net	353,172	348,367

Deferred income taxes	4,290	3,392
Prepaid expenses and other	20,562	17,153

Total current assets	441,262	432,456

Property and equipment, net	25,686	25,489
Accounts receivable, long term, net	11,210	9,438
Goodwill	553,308	551,851
Intangible assets, net	94,680	99,624
Other assets	35,770	35,446

Total assets	$1,161,916	$1,154,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable, current	$48,631	$20,829
Accounts payable	34,727	37,662
Income taxes payable	17,104	7,120
Accrued compensation and benefits	64,231	72,387
Other accrued expenses	88,801	86,263

Total current liabilities	253,494	224,261

Notes payable, long-term	345,516	391,401
Deferred rent expenses	6,213	5,968
Deferred income taxes	11,479	12,307
Other long-term obligations	23,900	22,095
Shareholders’ equity:
Common stock - $.10 par value, 80,000 shares authorized, 37,043 and 36,956 shares issued, respectively	3,704	3,696
Capital in excess of par	219,007	215,645
Retained earnings	317,905	298,143
Accumulated other comprehensive income	3,570	3,660
Treasury stock, at cost (7,815 shares)	(22,872)	(22,872)

Total shareholders’ equity	521,314	498,272

Total liabilities and shareholders’ equity	$1,161,916	$1,154,304

See notes to unaudited condensed consolidated financial statements.

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(amounts in thousands)

	Three Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,762	$12,966
Reconciliation of net income to net cash provided by operating activities:
Amortization of deferred financing costs	336	—
Stock-based compensation expense	1,024	—
Depreciation and amortization	8,298	3,837
Benefit for deferred income taxes	(1,727)	(366)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(9,960)	(6,914)
Prepaid expenses and other assets	48	(2,675)
Accounts payable and other accrued expenses	(1,195)	4,847
Accrued compensation and benefits	(8,557)	(4,686)
Deferred compensation and other long term liabilities	2,142	2,112
Income taxes payable	10,886	(1,867)

Net cash provided by operating activities	21,057	7,254

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,822)	(1,275)
Cash paid for purchase of businesses, net of cash acquired	(3,111)	—
Purchase of marketable securities	—	(68)
Proceeds from sale of marketable securities	515	—
Other assets	342	412

Net cash used in investing activities	(5,076)	(931)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments under lines of credit	(17,200)	—
Payments under term loan	(875)	—
Proceeds from employee stock purchase plans	2,008	—
Proceeds from exercise of stock options	1,544	2,857
Purchase of common stock for treasury	(1,240)	(1,241)

Net cash (used in) provided by financing activities	(15,763)	1,616

Effect of changes in currency rates on cash and equivalents	(9)	84

Net increase in cash and equivalents	209	8,023
Cash and equivalents, beginning of period	63,029	73,735

Cash and equivalents, end of period	$63,238	$81,758

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$3,175	$10,170

Cash paid for interest	$3,736	$28

See notes to unaudited condensed consolidated financial statements.

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(amounts in thousands)

	Three Months Ended September 30,
	2004	2003
Net income	$19,762	$12,966
Currency translation adjustment	(90)	225

Comprehensive income	$19,672	$13,191

See notes to unaudited condensed consolidated financial statements.

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2004. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

B.	Cash and Equivalents and Marketable Securities

The Company considers all investments with an original maturity of three months or less to be cash equivalents. The Company classifies investments with a maturity of more than three months but less than twelve months as short-term marketable securities. To date, marketable securities have been classified as available-for-sale and have been carried at fair value with any unrealized gains and losses reported as a separate component of comprehensive income. The fair value of marketable securities was determined based on quoted market prices for those instruments at the reporting date. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends. During the year ended June 30, 2004 and the three-month period ended September 30, 2004, there were no realized or unrealized gains or losses. The Company’s cash and equivalents and short-term marketable securities at September 30, 2004, and June 30, 2004, consisted of the following (cost approximated fair value):

	September 30, 2004	June 30, 2004
(amounts in thousands)	Cash and Cash Equivalents	Cash and Cash Equivalents	Short-term Marketable Securities
Money Market Funds	$55,819	$48,499	$—

Stock	—	—	515

Cash	7,419	14,530	—

Total	$63,238	$63,029	$515

C	Accounts Receivable

Total accounts receivable are net of allowances for doubtful accounts of approximately $6.3 million and $4.9 million at September 30, 2004 and June 30, 2004, respectively. This increase relates primarily to an adjustment made to the preliminary purchase price allocation of the Defense and Intelligence Group (“D&IG”) of American Management Systems, Inc. (“AMS”), acquisition (note L) for acquired receivables where collectability is in doubt.

Accounts receivable are classified as follows:

(amounts in thousands)	September 30, 2004	June 30, 2004
Billed receivables	$277,080	$269,808
Billable receivables at end of period	49,387	50,233

Total billed receivables	326,467	320,041

Unbilled pending receipt of contractual documents authorizing billing	26,705	28,326
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	11,210	9,438

Total unbilled receivables	37,915	37,764

Total accounts receivable	$364,382	$357,805

D.	Intangible Assets

The gross carrying amounts and accumulated amortization of the Company’s intangible assets are as follows:

	September 30, 2004		June 30, 2004
(amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts and related customer relationships	$110,928	$16,984	$110,928	$12,126
Covenants not to compete	787	431	787	356
Other	742	362	742	351

Total	$112,457	$17,777	$112,457	$12,833

Intangible assets are being amortized over periods ranging from 12 to 120 months based on their estimated useful lives. The intangible assets acquired in the purchase of the D&IG of AMS, as well as other recent acquisitions, are being amortized using an accelerated method based upon the estimated cash flows expected to be derived from the customer relationships. Amortization expense for the three months ended September 30, 2004 and fiscal year ended June 30, 2004 was approximately $4.9 million and $8.2 million, respectively. Future amortization expense related to intangible assets is expected to be $14.3 million for the nine months ended June 30, 2005 and $17.3 million, $16.8 million, $14.0 million and $12.2 million for the fiscal years ended June 30, 2006, 2007, 2008, and 2009, respectively.

E.	Other Accrued Expenses

The detail of other accrued expenses is as follows:

(amounts in thousands)	September 30, 2004	June 30, 2004
Contract forward loss reserves	$29,710	$32,285
Vendor obligations	27,570	26,999
Other	31,521	26,979

Total other accrued expenses	$88,801	$86,263

F.	Accrued Compensation and Benefits

The detail of accrued compensation and benefits is as follows:

(amounts in thousands)	September 30, 2004	June 30, 2004
Accrued payroll and related costs	$38,403	$45,532
Accrued leave	25,828	26,855

Total accrued compensation and benefits	$64,231	$72,387

G.	Notes Payable and Credit Facilities

In order to fund the acquisition of D&IG, the Company executed a $550 million credit facility, which included a revolving credit facility and an institutional term loan. Total initial borrowings under the credit facility were $422.6 million, of which $393.3 million were outstanding at September 30, 2004. The five-year secured revolving credit facility permits continuously renewable borrowings of up to $200 million with annual sublimits on amounts borrowed for acquisitions. The Company had $45 million outstanding on the revolving credit facility as of September 30, 2004, which has been classified as a current note payable in the Consolidated Balance Sheet. In October 2004, the Company repaid $25.0 million of the amount outstanding under the revolver. The revolving credit facility permits one, two, three, and six month interest rate options. The Company pays a fee on the unused portion of the facility. The institutional term loan is a seven-year secured facility in the amount of $350 million. One percent of the principal is to be prepaid in years one through six of the term with the remainder due on the maturity date. Interest rates on both the revolver and the term loan are based on LIBOR or the higher of the prime rate or Federal funds rate plus applicable margins. As of September 30, 2004, the weighted average interest rate on the loans outstanding under the credit facilities was approximately 3.9%. Interest expense for the quarter ended September 30, 2004 was $3.4 million. Margin and unused fee rates are determined quarterly based on the leverage ratio. The total costs associated with securing the new credit facility were approximately $8.2 million, which are being amortized as additional interest expense over the life of the revolving credit facility and institutional term loan. The unamortized balance of approximately $7.7 million as of September 30, 2004 is included with other assets in the accompanying Consolidated Balance Sheet. The Company is required to operate within certain limits on leverage net worth and fixed-charge coverage ratios. As of September 30, 2004, the Company was in compliance with these covenants. The revolving credit facility and institutional term loan are secured by substantially all of the Company’s assets.

The details of Notes Payable are as follows:

	September 30, 2004		June 30, 2004
(amounts in thousands)	Short Term	Long Term	Short Term	Long Term
Term loan	$3,500	$344,750	$3,500	$345,625
Revolving credit facility	45,000	—	17,200	45,000
Other	131	766	129	776

Total outstanding	$48,631	$345,516	$20,829	$391,401

H.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts over a four year period ending in fiscal year 2006. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available. Based upon that expectation, unit costs incurred to date have been recognized in “Other Direct Costs” at such lowest unit cost. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be approximately $1.7 million, which has not been recorded in the Company’s financial statements as of September 30, 2004.

The Company is currently under examination by the State of Indiana. The examination is for the period beginning June 30, 1991 and ending June 30, 2000 and focuses on whether the Company established a taxable presence in Indiana during the examination period. Management of the Company believes that it has not established a taxable presence and is contesting the State’s conclusion vigorously. Management has accrued its best estimate of the exposure in this matter. The Company does not believe the outcome will have a material adverse effect on its financial statements.

On April 26, 2004, the Company received information indicating that one of its employees was identified in a report authored by U.S. Army Major General Antonio M. Taguba as being connected to allegations of abuse of Iraqi detainees at the Abu Ghraib prison facility. To date, no present or former employee of the Company has been charged with wrongdoing in connection with the Abu Ghraib allegations. The Company does not believe the outcome of this matter will have a material adverse effect on its financial statements.

I.	Stock-Based Compensation

The Company currently accounts for employee stock-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended by Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. For the three month period ended September 30, 2004, the Company recognized net after-tax compensation expense of approximately $630,000 related to grants of restricted stock units under the Company’s 1996 stock incentive plan. No compensation costs were recognized for the three month period ended September 30, 2003 as no restricted stock units had been granted. If the Company’s employee stock-based compensation transactions had been accounted for based on their fair value, as determined under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the pro forma earnings would have been as follows:

	Three Months Ended September 30,
(amounts in thousands, except per share amounts)	2004	2003
Reported net income	$19,762	$12,966
Stock-based compensation costs included in reported net income, (net of tax)	630	—
Stock-based compensation costs that would have been included in the determination of reported net income, if the fair value method was applied to all awards, (net of tax)	(2,052)	(1,360)

Pro forma net income	$18,340	$11,606

Basic earnings per share:
Reported earnings per share	$0.68	$0.45
Stock based compensation costs (net of tax)	(0.05)	(0.05)

Pro forma earnings per share	$0.63	$0.40

Diluted earnings per share:
Reported earnings per share	$0.66	$0.44
Stock based compensation costs (net of tax)	(0.05)	(0.05)

Pro forma earnings per share	$0.61	$0.39

These pro forma results may not be indicative of future results for the full fiscal year due to the potential grants vesting and other factors.

The weighted average fair value of options granted during the three months ended September 30, 2004 and 2003 was $15.08 and $11.37, respectively. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following significant assumptions were made in estimating fair value:

	Three months ended September 30,
	2004	2003
Risk-free interest rates	3.68% - 3.74%	2.10% - 2.48%
Expected life in years	5	5
Expected volatility	34% - 36%	35% - 36%
Expected dividends	—	—

J.	Stock Purchase Plans

The stockholders of the Company approved the 2002 Employee Stock Purchase Plan (“ESPP”), Management Stock Purchase Plan (“MSPP”), and Director Stock Purchase Plan (“DSPP”) at its annual meeting on November 21, 2002 and the Company implemented those plans beginning July 1, 2003 (the start of the Company’s fiscal year 2004). There are 500,000, 300,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively. The aforementioned plans provide employees, management, and directors with an opportunity to acquire or increase an ownership interest in the Company through the purchase of shares of the Company’s common stock at a discounted rate (except for the DSPP which offers no discount), subject to certain terms and conditions.

The ESPP is implemented through one offering during each quarter of each fiscal year, beginning effective July 1, 2003. The ESPP allows the Company’s full-time employees to purchase shares of common stock at 85% of the fair market value of a share of common stock on the first day or the last day of the offering period, whichever is lower. The maximum number of shares that an eligible employee may purchase during any offering period is equal to two times an amount determined as follows: 20% of such employee’s compensation over the offering period divided by 85% of the fair market value of a share of common stock on the first day of the offering period. As the ESPP is a qualified plan under Section 423 of the Internal Revenue Code and the Company follows APB Opinion No. 25, no compensation expense has been recorded in connection with the ESPP. The Company follows the disclosure provisions of SFAS No. 123 in accounting for the ESPP. As of September 30, 2004, participants have purchased approximately 100,000 shares under the ESPP at a weighted average price per share of $34.48, of which approximately 31,000 were purchased at $34.37 per share during the three-month period ended September 30, 2004.

The MSPP provides senior executives with stock holding requirements a mechanism to acquire Restricted Stock Units (“RSUs”) in lieu of up to 30% of their annual bonus. The RSUs are awarded under the MSPP at 85% of the market price of the Company’s common stock on the date of the award and vest three years from the date of the award, upon a change of control of the Company or the participant’s death, retirement at or after age 65 or permanent disability. Vested RSUs will be settled in shares of common stock. The Company accounts for MSPP transactions in accordance with APB Opinion No. 25. As of September 30, 2004, there are approximately 51,000 RSUs outstanding under the MSPP at a weighted average price per share of $35.12. During the fiscal year ended June 30, 2004, the Company issued approximately 28,900 RSUs at $36.48 per share, of which approximately 5,800 have been forfeited due to employee terminations and resignations. During the three-month period ended September 30, 2004, the Company issued approximately 34,400 RSUs at $34.00 per share, of which approximately 6,500 have been forfeited due to employee terminations and resignations.

The DSPP provides an opportunity for Non-Employee Directors to acquire an equity interest in the Company. The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 50% of their annual retainer fees. Vested RSUs will be settled in shares of common stock. As of June 30 2004, approximately 1,600 RSUs had been issued under the DSPP at a weighted average price per share of $42.87. There were no RSUs issued under the DSPP during the three month period ended September 30, 2004.

K.	Earnings Per Share

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. The chart below shows the calculation of basic and diluted earnings per share for the three month periods ended September 30, 2004 and 2003, respectively:

(amounts in thousands, except per share data)	2004	2003
Net income	$19,762	$12,966

Weighted average number of shares outstanding during the period	29,175	28,858

Dilutive effect of stock options after application of treasury stock method	822	862

Weighted average number of shares and equivalent shares outstanding during the period	29,997	29,720

Basic earnings per share	$0.68	$0.45

Diluted earnings per share	$0.66	$0.44

L.	Acquisition

On May 1, 2004, the Company completed the purchase of the D&IG and related assets of AMS. D&IG provides the U.S. Government with business management solutions, including information technology and software design, for defense, intelligence and homeland security agencies in support of acquisition, financial management, logistics, warfighting and intelligence missions. The transaction was entered into with CGI Group Inc., which concurrently purchased all of the outstanding shares of AMS.

The D&IG acquisition has been accounted for under the purchase method of accounting pursuant to the provisions of SFAS No. 141, Business Combinations. Accordingly, the identifiable intangible assets acquired and liabilities assumed were recognized at their fair value as of the date of the acquisition. During the first quarter the Company made certain adjustments to the allocation of the D&IG purchase price as part of the process of finalizing the D&IG balance sheet. The Company is in the process of finalizing the D&IG balance sheet, thus, the allocation of the purchase price is subject to additional refinement as further information becomes available. The Company may be required to pay additional consideration of up to $10 million based on the resolution of the final D&IG balance sheet at the acquisition date. Any additional amounts paid will be recorded as goodwill.

In August 2004, the Company acquired all of the outstanding capital stock in IMAJ Consulting, Ltd (“IMAJ”), a company in the United Kingdom, for approximately $3.7 million. IMAJ has broad expertise in classical statistics and advanced intelligent systems methods enabling the most appropriate techniques or combination of techniques to be selected for each analytical project. The Company is in the process of finalizing the IMAJ balance sheet, thus, the allocation of the purchase price is subject to additional refinement as further information becomes available.

Adjustments made to the purchase price allocation of the D&IG acquisition and other fiscal year 2004 acquisitions, together with the acquisition of IMAJ, resulted in an increase of approximately $1.5 million to goodwill during the three months ended September 30, 2004.

M.	Business Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide information technology and communications solutions through all four of the Company’s major service offerings: systems integration, managed network services, knowledge management and engineering services. Its customers are primarily U.S. federal agencies, however, the Company also serves a number of agencies of foreign governments and serves customers in the commercial and state and local sectors. International operations offer services to both commercial and government customers primarily through the Company’s systems integration line of business. The Company evaluates the performance of its operating segments based on income before income taxes. Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

(amounts in thousands)	Domestic	International	Total
Quarter Ended September 30, 2004
Revenue from external customers	$376,271	$12,382	$388,653
Pre-tax income	31,250	866	32,116

Quarter Ended September 30, 2003
Revenue from external customers	$226,405	$9,340	$235,745
Pre-tax income	20,906	7	20,913

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations For the Three Months Ended September 30, 2004 and 2003.

Revenue. The table below sets forth revenue by customer segment with related percentages of total revenue for the three months ended September 30, 2004 (FY2005) and 2003 (FY2004), respectively:

	First Quarter				First Quarter Change
(amounts in thousands)	FY2005		FY2004		$	%
Department of Defense	$277,776	71.5%	$149,709	63.5%	$128,067	85.5%
Federal Civilian Agencies	90,317	23.2%	69,627	29.5%	20,690	29.7%
Commercial	15,963	4.1%	11,997	5.1%	3,966	33.1%
State & Local Governments	4,597	1.2%	4,412	1.9%	185	4.2%

Total	$388,653	100.0%	$235,745	100.0%	$152,908	64.9%

For the three months ended September 30, 2004, total revenue increased by 64.9% or $152.9 million, over the same period a year ago. The increase in revenue in the quarter resulted from continuing growth in the systems integration, engineering services, network services and knowledge management offerings along with the acquisitions completed by the Company’s domestic operations since September 30, 2003. Revenue growth was also driven by higher than anticipated sales of third party products and services. This growth is a result of the Company’s strategic focus on national security, the global war against terrorism, and the reshaping of the way government agencies communicate, use and disseminate information, and deliver services to the citizens.

Revenue generated from the date of a business is acquired through the first anniversary date is considered acquired revenue growth. These acquisitions accounted for $98.5 million of the revenue growth during the quarter as follows:

Business Acquired
C-CUBED Corporation (“C-CUBED”)	$12.1
MTL Systems, Inc (“MTL”)	1.7
CMS Information Services, Inc. (“CMS”)	12.0
D&IG	72.7

Total	$98.5

Department of Defense (“DoD”) revenue increased 85.5%, or $128.1 million, for the three months ended September 30, 2004, as compared to the same period a year ago. DoD revenue increased primarily as a result of the May 1, 2004 acquisition of the D&IG and the continuing demand from customers such as strategic and tactical organizations in the military intelligence community, the Army’s Communication-Electronics Command, the U.S. Navy’s Space and Warfare Command, the National Guard Bureau and other organizations within the DoD. The aforementioned acquisitions contributed $79.3 million of this increased revenue in the current quarter, a portion of which was derived from the same customer base described above. The largest recent acquisition, the D&IG, accounted for $56.5 million of the acquired DoD revenue, of which approximately $2.6 million was earned on programs under which the Company and the D&IG maintained a subcontractor arrangement prior to the acquisition.

Revenue from Federal Civilian Agencies increased 29.7%, or $20.7 million, for the first quarter ended September 30, 2004. Approximately 26.4% of Federal Civilian Agency revenue was derived from the Department of Justice (“DoJ”), for whom the Company provides litigation support services and maintains an automated debt management system. Revenue from DoJ was $23.8 million in the first quarter of FY2005, as compared to $25.4 million over the same period a year ago. This slight decline is the result of reduced work on an FBI-related contract as task orders are nearing completion. Acquisitions accounted for $16.5 million of the total increase with D&IG being the majority of that total at $14.4 million. The Company also experienced growth from its existing Federal Civilian Agency customers including the Social Security Administration, the Department of Veterans Affairs, and the Securities and Exchange Commission.

Commercial revenue is derived from both international and domestic operations. The international operations accounted for $12.4 million, or 77.6%, of the total Commercial revenue, while the domestic operations accounted for $3.6 million, or 22.4%. Total Commercial revenue increased by 33.1%, or $4.0 million, during the first quarter of

FY2005, as compared to the same period a year ago. Just over half of this growth came from within the Company’s international operations where sales of its software and data products were strong and the commercial IT services marketplace in the UK is showing signs of improvement over the previous year. The balance of the growth came from domestic operations primarily acquired from the D&IG.

Revenue from State and Local Governments increased slightly by $185,000, or 4.2%, to $4.6 million for the quarter ended September 30, 2004. Revenue from State and Local Governments represented approximately 1.2% and 1.9% of the total Company’s revenue for the three months ended September 30, 2004 and 2003, respectively.

Operating Income. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the quarters ended September 30, 2004 and 2003, respectively.

	Dollar Amount First Quarter		Percentage of Revenue First Quarter		First Quarter Increase (Decrease)
(amounts in thousands)	FY2005	FY2004	FY2005	FY2004	$	%
Revenue	$388,653	$235,745	100.0%	100.0%	$152,908	64.9%
Costs and expenses:
Direct costs	240,449	145,827	61.9	61.9	94,622	64.9
Indirect costs and selling expenses	104,317	65,516	26.8	27.8	38,801	59.2
Depreciation and amortization	8,298	3,837	2.1	1.6	4,461	116.3

Total costs and expenses	353,064	215,180	90.8	91.3	137,884	64.1

Income from operations	35,589	20,565	9.2	8.7	15,024	73.1
Interest expense (income), net	3,473	(348)	0.9	0.2	3,821	(1,098.0)

Earnings before income taxes	32,116	20,913	8.3	8.9	11,203	53.6
Income taxes	12,354	7,947	3.2	3.4	4,407	55.5

Net Income	$19,762	$12,966	5.1%	5.5%	$6,796	52.4%

Income from operations increased 73.1%, or $15.0 million, for the three months ended September 30, 2004 as compared to the same period a year ago. This increase in income from operations was driven primarily by recent acquisitions and a favorable mix of business. In addition to the acquisitions described above, the continued growth of the Company’s operations is also driven by the significant expansion of current work and new awards from existing and new customers. Domestic operations continued to experience increased demand for mission-critical support for intelligence community customers and for systems integration, engineering and logistics, network services and knowledge management support for the DoD and Federal Civilian Agencies.

As a percentage of revenue, direct costs were 61.9% for the quarters ended September 30, 2004 and 2003. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry; they are incurred in response to specific client tasks, and vary from period to period. The largest component of direct costs, direct labor, was $118.6 million and $69.6 million for the first quarters of FY2005 and FY2004, respectively. This increase in direct labor was attributable to the internal growth in federal government business, both in DoD and Federal Civilian Agencies, as well as from the FY2004 acquisitions of CMS, C-CUBED, MTL and D&IG. Other direct costs were $121.8 million and $76.2 million in the first quarter of FY2005 and FY2004, respectively. The increase in other direct costs was primarily due to both increased subcontractor and equipment costs resulting from the acquisitions as described above and the end of the government’s fiscal year 2004 which provided a much higher sales volume of third party products and services.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor and other discretionary costs. Most of these are highly variable and have grown in dollar volume generally in proportion to the Company’s growth in revenue. As a percentage of revenue, indirect costs and selling expenses were 26.8% and 27.8% for the three months ended September 30, 2004 and 2003, respectively. This decrease in percentage from FY2004 to FY2005 is primarily from cost synergies associated with acquisitions.

Depreciation and amortization expense of $8.3 million in the first quarter of FY2005, is an increase of $4.5 million, or 116.1%, over the same period a year ago. Approximately 81.8% or $3.6 million of the increase was attributable to the intangible amortization of assets acquired in recent acquisitions, primarily the May 1, 2004 acquisition of the D&IG. The balance of $0.9 million of the increase was primarily for new capital expenditures and building improvements in support of on-going business.

Through the first quarter of FY2005, the Company incurred interest expense of $3.5 million, compared to net interest income of $0.3 million in the first quarter of FY2004. The majority of this increase was for interest costs relating to the Company’s average borrowings of $402.3 million for the quarter ended September 30, 2004, under its credit facility resulting from the purchase of the D&IG. The Company is required to repay a minimum of $3.5 million annually under the terms of the institutional tern loan portion of this credit facility.

The effective income tax rates for the quarters ended September 30, 2004 and 2003 were 38.5% and 38.0%, respectively.

Other Matters

The Financial Accounting Standards Board issued a proposed standard related to Share-Based Payments that, upon implementation, would adversely impact our net earnings per share, but would not be expected to impact our cash from operations. The proposed standard would require stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value. While many technical issues are yet to be resolved, including the selection and use of an appropriated valuation model, information about the fair value of stock options under the Black-Scholes model and its pro forma impact on our net earnings and earnings per share for the three-months ended September 30, 2004 (which may differ from the ultimate impact of the proposed new standard) can be found in note I to the condensed consolidated financial statements in this Form 10-Q.

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. From March 2002 through the May 2004 acquisition of the D&IG, the proceeds from the Company’s March 2002 offering of approximately 4.9 million shares of common stock were the Company’s principal source of liquidity and capital to fund business acquisitions. In order to fund the acquisition of the D&IG, the Company executed a new $550 million credit facility, including both a revolving credit facility and institutional term loan. The borrowings under the credit facility were $422.6 million of which $393.3 million was outstanding at September 30, 2004. The five-year secured revolving credit agreement permits continuously renewable borrowings of up to $200 million with annual sublimits on amounts borrowed for acquisitions. The revolving credit facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the facility. The institutional term loan is a seven year secured facility in the amount of $350 million. One percent of the principal is to be prepaid annually in years one through six with the remainder due on the maturity date. Interest rates are based on LIBOR or the higher of the prime rate or Federal funds rate plus applicable margins. Margin and unused fee rates are determined quarterly based on the leverage ratio. The Company is required to operate within certain limits on leverage, net worth and fixed-charge coverage ratios. The total costs associated with securing the new credit facility were approximately $8.2 million, which are being amortized over the life of the credit facility.

Cash and equivalents and marketable securities were $63.2 million and $63.5 million as of September 30, 2004 and June 30, 2004, respectively. Working capital was $187.8 million and $208.2 million as of September 30, 2004 and June 30, 2004, respectively. The majority of the $20.4 million decrease in working capital was attributable to the reclassification of outstanding borrowings under the revolving credit facility as such amounts are expected to be repaid in FY2005. The Company’s operating cash flow improved to $21.1 million during the first quarter of FY2005 as compared to $7.3 million over the same period a year ago. Days sales outstanding (“DSOs”) at the end of the first quarter were 83, down five days from the prior quarter’s 88. DSO at September 30, 2003 were 80 days. The three-day increase from a year ago is attributable to the above mentioned acquisitions, the timing of revenue within the quarter, receivables related to the Company’s overseas work for its U.S.—based customers, and higher receivables from its United Kingdom operations.

The Company used $5.1 million and $0.9 million of cash in investing activities during the first three months of FY2005 and FY2004, respectively. This increase in cash used was primarily due to the Company’s on-going acquisition activities and capital expenditures offset slightly by the sale of certain marketable securities.

The Company used cash for financing activities of $15.8 million during the first three months of FY2005 versus generating cash of $1.6 million over the same period a year ago. This $17.4 million increase in cash used for financing activities was primarily attributable to repayments of borrowings under the revolving credit facility.

The Company also maintains a 500,000 pound sterling, unsecured line of credit in London, England, which expires in December 2004. As of September 30, 2004, the Company had no borrowings under this line-of-credit.

The Company believes that the combination of internally generated funds, available bank borrowings and cash on hand will provide the required liquidity and capital resources for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the institutional term loan and the revolving credit facility portion of the Company’s Credit Facility are affected by changes in market interest rates. The Company has the ability to manage these fluctuations in part through interest rate hedging alternatives. A 1% change in interest rates on variable rate debt would have resulted in the Company’s interest expense fluctuating by approximately $980,000 for the quarter ended September 30, 2004.

Approximately 3.2% and 4.0% of the Company’s total revenues in the first three months of FY2005 and FY2004, respectively, were derived from our international operations, primarily in the United Kingdom. The Company’s practice in its international operations is to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2004, the Company had approximately $12.5 million in cash held in pounds sterling in the United Kingdom. This allows the Company to better utilize its cash resources on behalf of its foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Item 4. Controls and Procedures

As of the end of the 90 day period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by the Company pursuant to SEC rules is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Appeal of CACI International Inc, ASBCA No.53058

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004, for the most recently filed information concerning the appeal filed on September 27, 2000, with the Armed Services Board of Contract Appeals (“ASBCA”) challenging the Defense Information Systems Agency’s (“DISA”) denial of its claim for breach of contract damages. The Registrant’s appeal seeks damages arising from DISA’s breach of a license agreement pursuant to which the Department of Defense agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by Registrant’s wholly-owned subsidiary, CACI, INC.-FEDERAL, for the period from September 2, 1994 through April 22, 1998. By decision of March 22, 2001, in the companion case of GAP Instrument Corporation, ASBCA No.51658 (2001), the ASBCA held that the Government’s failure to conduct all electronic data interchanges exclusively through certified value-added networks constituted a breach of contract. As a result, unless the GAP Instrument decision is overturned on appeal, Registrant will pursue collection of its damages, which are substantial and which could have a material impact on the Company’s earnings.

Since the filing of Registrant’s report indicated above, post-hearing briefing has been completed. Registrant believes that a decision of the ASBCA is likely to be issued before the end of calendar 2004.

CACI Dynamics Systems, Inc. v. Delphinus Engineering, Inc., et al

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004 for the most recently filed information concerning the suit filed on October 1, 2002 in the United States District Court for the Eastern District of Virginia against Delphinus Engineering, Inc., V. Allen Spicer and James R. Everett seeking damages and attorney’s fees arising from defendant’s efforts to move business from CACI to Delphinus.

Since the filing of Registrant’s report described above, the Spicer arbitration in South Carolina was held, with final briefings completed during September 2004. By decision dated July 15, 2004, the arbitrator granted our motion for directed verdict on the counter-claim for violation of the South Carolina Payment of Wages Act, promissory estoppel and tortious interference with prospective contractual relations. As a result, all of Spicer’s claims against CACI have been resolved in CACI’s favor and the parties are awaiting the decision of the arbitrator on CACI’s claims against Spicer.

Saleh, et al. v. Titan Corp., et al, Case No. 04 CV 1143 R (NLS) (S.D. Cal. 2004)

On June 9, 2004, seven named plaintiffs filed a twenty-six count class-action complaint against a number of corporate defendants and individual corporate employees alleging that defendants formed a conspiracy regarding interrogation services in Iraq. The complaint named CACI International Inc, CACI INC.–FEDERAL, CACI N.V., as well as a CACI employee, Stephen A. Stefanowicz, among the defendants in the case. The complaint alleges that defendants engaged in a pattern of racketeering activity, violated U.S. domestic and international law and intentionally and negligently committed a series of tortious acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq. The complaint alleges that instead of providing interrogation and other related intelligence services in a lawful manner, the defendants conspired with each other and with certain U.S. government officials to direct and conduct a scheme to torture, rape, and, in some instances, summarily execute plaintiffs. Plaintiffs’ complaint seeks a permanent injunction, compensatory and punitive damages, treble damages and attorney’s fees under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), declaratory relief, and a permanent injunction against any future contracting with the United States. On June 30, 2004, plaintiffs filed a First Amended Complaint adding an additional named plaintiff. On July 30, 2004, plaintiffs filed a Second Amended Complaint. Plaintiffs seek to have their action certified as a class action, including three subclasses certified; a RICO Class, a Common Law Class, and a Wrongful Death Class. The twenty -six claims allege violations of a variety of laws including RICO, a Conspiracy to Violate RICO, the Alien Tort Claims Act, the Geneva Conventions, the U.S. Constitution, and the Religious Land Use and Institutionalized Persons Act. In addition, the plaintiffs allege Assault and Battery, Sexual Assault and Battery, Wrongful Death, False Imprisonment, Negligent Hiring and Supervision, Intentional Infliction of Emotional Distress, Negligent Infliction of Emotional Distress, Conversion, Unjust Enrichment, and violation of various federal procurement laws and regulations. Plaintiffs also request Declaratory Judgment and Injunctive Relief.

The Company absolutely rejects the idea that it was ever a party to any kind of conspiracy related to the actions of its personnel in Iraq and intends to vigorously defend its hard earned reputation against the malicious and damaging allegations of this suit. The Company notes that, although the complaint names CACI as a “Torture Conspirator” and alleges that the “Torture Conspirators” were responsible for plaintiffs’ injuries, the complaint fails to present any information linking any CACI employee to any claimed injury. The CACI defendants filed a Motion to Dismiss the case on September 10, 2004. Thereafter, the Plaintiff’s filed a Motion seeking to enjoin Defendants from providing additional interrogators. The Court has stayed any action on the Injunction Motion pending oral argument on Defendants’ Motion to Dismiss, which is scheduled for February 5, 2005.

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

On the basis of both its own internal investigation of the activities of its personnel at Abu Ghraib and the results of government investigations of actions at the prison, the Company believes strongly that the allegations of the complaint are false and intends to vigorously defend its hard earned reputation against the malicious and damaging allegations of this suit. On October 12, 2004, the Company filed a Motion to Dismiss.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Forward Looking Statements

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and United Kingdom, including conditions that result from terrorist activities or war; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism or rebuilding Iraq; government contract procurement (such as bid protest, small business set asides, etc.) and termination risks; individual business decisions of our clients; the financial condition of our clients; paradigm shifts in technology;

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1	Section 302 Certification	Dr. J.P. London
31.2	Section 302 Certification	Mr. Stephen L. Waechter
32.1	Section 906 Certification	Dr. J.P. London
32.2	Section 906 Certification	Mr. Stephen L. Waechter

Reports

•	The Registrant filed a Current Report on Form 8-K on July 7, 2004 rejecting allegations relating to the Registrant’s business in Iraq which were made in a press release issued by the California State Controller.

•	The Registrant filed a Current Report on Form 8-K on July 7, 2004 announcing that it had received a letter from the General Services Administration Suspension and Debarment Official concluding that it is not necessary to suspend or debar CACI.

•	The Registrant filed a Current Report on Form 8-K/A on July 16, 2004 with the Securities and Exchange Commission announcing that on May 3, 2004 its wholly owned subsidiary, CACI Enterprise Solutions, Inc., previously named Dagger Acquisition Corporation, had completed the purchase of the Defense and Intelligence Group (“D&IG”) and related assets of American Management Systems, Incorporated (“AMS”).

•	The Registrant filed a Current Report on Form 8-K on July 19, 2004, announcing that its acquisition of the D&IG of AMS has been honored by the Northern Virginia Technology Council as part of the “Hottest M&A (Merger & Acquisition) Deal” of the year.

•	The Registrant filed a Current Report on Form 8-K on July 20, 2004 correcting confusing, inaccurate and false information being widely disseminated in media reports relating to the Registrant’s business in Iraq.

•	The Registrant filed a Current Report on Form 8-K on July 23, 2004 announcing that the just-released U.S. Army Inspector General’s report has determined that all interrogators provided by the Registrant satisfied the Army’s statement of work.

•	The Registrant filed a Current Report on Form 8-K on July 29, 2004 rejecting as slanderous and ludicrous a lawsuit filed July 27, 2004 in federal court in Washington, D.C. by a consortium of opportunistic lawyers. The Registrant also stated that it is examining its options for sanctions against the lawyers who participated in the filing of this lawsuit.

•	The Registrant filed a Current Report on Form 8-K on July 29, 2004 clarifying information about its interrogation services for the U.S. Army.

•	The Registrant filed a Current Report on Form 8-K on July 29, 2004 correcting false information about chain of command in Iraq.

•	The Registrant filed a Current Report on Form 8-K on August 4, 2004 announcing that members of the company’s management had met with representatives of the California State Teachers Retirement Fund and the California Public Employees Retirement System to provide information about the Company’s work in Iraq.

•	The Registrant filed a Current Report on Form 8-K on August 9, 2004, inviting participation in the Company’s scheduled conference call and “web cast” on August 19, 2004 following release of the fourth quarter FY04 results.

•	The Registrant filed a Current Report on Form 8-K on August 10, 2004 announcing the award of a contract to extend its interrogation services to the U.S. Army in Iraq.

•	The Registrant filed a Current Report on Form 8-K on August 12, 2004 announcing that its internal investigation concerning its interrogator personnel in Iraq has not produced any evidence to date substantiating the involvement of CACI personnel in the abuse of detainees at Abu Ghraib prison or elsewhere in Iraq.

•	The Registrant filed a Current Report on Form 8-K on August 18, 2004 announcing release of its financial results for the fourth quarter and full fiscal year 2004.

•	The Registrant filed a Current Report on Form 8-K on August 26, 2004 commenting on the recently released U.S. Army’s Fay Report regarding alleged abuse of detainees at Iraq’s Abu Ghraib prison.

•	The Registrant filed a Current Report on Form 8-K on September 30, 2004 announcing management retirement and new Board nominee selection.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: November 8, 2004	By:	/s/ Dr. J. P. London
Dr. J. P. London Chairman of the Board, President Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2004	By:	/s/ Stephen L. Waechter
Stephen L. Waechter Executive Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 8, 2004	By:	/s/ James D. Kuhn
James D. Kuhn Senior Vice President and Corporate Controller (Principal Accounting Officer)