Form 10-Q
period 2004-12-31
CACI INTERNATIONAL INC /DE/
filed 2005-02-09
CIK 16058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2004

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 4, 2005: CACI International Inc Common Stock, $0.10 par value, 29,903,131 shares.

CACI INTERNATIONAL INC AND SUBSIDIARIES

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31
	2004	2003
Revenue	$389,685	$263,351

Costs and expenses
Direct costs	241,006	163,462
Indirect costs and selling expenses	104,072	72,548
Depreciation and amortization	7,699	4,165

Total costs and expenses	352,777	240,175

Operating income	36,908	23,176

Interest expense (income), net	3,820	(71)

Income before income taxes	33,088	23,247
Income taxes	12,573	8,983

Net income	$20,515	$14,264

Basic earnings per share	$0.69	$0.49

Diluted earnings per share	$0.67	$0.48

Average shares outstanding	29,660	29,081

Average shares and equivalent shares outstanding	30,618	29,968

See notes to consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended December 31,
	2004	2003
Revenue	$778,338	$499,096

Costs and expenses
Direct costs	481,455	309,289
Indirect costs and selling expenses	208,389	138,064
Depreciation and amortization	15,997	8,002

Total costs and expenses	705,841	455,355

Operating income	72,497	43,741

Interest expense (income), net	7,293	(419)

Income before income taxes	65,204	44,160
Income taxes	24,927	16,930

Net income	$40,277	$27,230

Basic earnings per share	$1.37	$0.94

Diluted earnings per share	$1.33	$0.91

Average shares outstanding	29,415	28,970

Average shares and equivalent shares outstanding	30,359	29,844

See notes to consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31, 2004	June 30, 2004
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$53,812	$63,029
Marketable securities	—	515
Accounts receivable, net:
Billed	324,258	320,041
Unbilled	25,950	28,326

Accounts receivable, net	350,208	348,367

Deferred income taxes	3,833	3,392
Income taxes receivable	9,541	—
Prepaid expenses and other	19,471	17,153

Total current assets	436,865	432,456

Property and equipment, net	24,335	25,489
Accounts receivable, long term, net	11,405	9,438
Goodwill	558,245	551,851
Intangible assets, net	89,858	99,624
Other assets	37,387	35,446

Total assets	$1,158,095	$1,154,304

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Notes payable	$23,634	$20,829
Accounts payable	25,312	37,662
Accrued compensation and benefits	68,180	72,387
Other accrued expenses	85,539	86,263
Income taxes payable	—	7,120

Total current liabilities	202,665	224,261

Notes payable, long-term	344,631	391,401
Deferred rent expenses	6,399	5,968
Deferred income taxes	11,487	12,307
Other long-term obligations	26,273	22,095
Shareholders’ equity
Common stock - $.10 par value, 80,000 shares authorized, 37,702 and 36,956 shares issued, respectively	3,770	3,696
Capital in excess of par	241,437	215,645
Retained earnings	338,420	298,143
Accumulated comprehensive income	5,885	3,660
Treasury stock, at cost (7,815 shares)	(22,872)	(22,872)

Total shareholders’ equity	566,640	498,272

Total liabilities & shareholders’ equity	$1,158,095	$1,154,304

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,277	$27,230
Reconciliation of net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	672	—
Depreciation and amortization	15,997	8,002
Stock-based compensation expense	1,465	—
Deferred income taxes, benefit	(1,233)	(2,668)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(5,731)	(35,685)
Prepaid expenses and other assets	(491)	(3,344)
Accounts payable and accrued expenses	(14,714)	(2,207)
Accrued compensation and benefits	(4,701)	(2,958)
Deferred compensation and other long term obligations	4,341	5,532
Income taxes payable	(5,277)	(6,794)

Net cash provided by (used in) operating activities	30,605	(12,892)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,055)	(3,001)
Cash paid for purchase of businesses, net of cash acquired	(7,349)	(38,037)
Purchase of marketable securities	—	(95)
Proceeds from sale of marketable securities	515	10,142
Other assets	289	(1,231)

Net cash used in investing activities	(10,600)	(32,222)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock purchase plans	3,568	1,573
Payments under notes payable	(43,950)	—
Proceeds from exercise of stock options	13,949	6,164
Purchase of common stock for treasury	(3,704)	(2,029)

Net cash provided by (used in) financing activities	(30,137)	5,708

Effect of changes in currency rates on cash and equivalents	915	1,246

Net decrease in cash and equivalents	(9,217)	(38,160)
Cash and equivalents, beginning of period	63,029	73,735

Cash and equivalents, end of period	$53,812	$35,575

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net	$31,393	$25,767

Cash paid for interest during the period	$7,219	$184

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income	$20,515	$14,264	$40,277	$27,230

Currency translation adjustment	2,315	2,616	2,225	2,841

Comprehensive income	$22,830	$16,880	$42,502	$30,071

See notes to condensed consolidated financial statements (unaudited)

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2004. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results to be expected for any subsequent period, or for the full fiscal year.

Certain reclassifications of amounts in the prior period’s financial statements have been made to conform to the current presentation.

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

During the year ended June 30, 2004 and the six-month period ended December 31, 2004, there were no realized or unrealized gains or losses. The Company’s cash and equivalents and short-term marketable securities at December 31, 2004, and June 30, 2004, consisted of the following (cost approximated fair value):

	December 31, 2004	June 30, 2004
(amounts in thousands)	Cash and Equivalents	Cash and Equivalents	Short-term Marketable Securities
Money Market Funds	$47,928	$48,499	$—

Stock	—	—	515

Cash	5,884	14,530	—

Total	$53,812	$63,029	$515

C.	Accounts Receivable

Accounts receivable are reported net of allowances for doubtful accounts of approximately $6.1 million and $4.9 million at December 31, 2004 and June 30, 2004, respectively. The increase from the allowance balance reported as of June 30, 2004, relates primarily to an adjustment made to the preliminary purchase price allocation of the Defense and Intelligence Group (D&IG) of American Management Systems, Inc. (AMS) acquisition for acquired receivables where collectability is in doubt. Accounts receivable consist of the following:

(amounts in thousands)	December 31, 2004	June 30, 2004
Billed receivables
Billed receivables	$283,872	$269,808
Billable receivables at end of period	40,386	50,233

Total billed receivables	324,258	320,041

Unbilled pending receipt of contractual documents authorizing billing	25,950	28,326
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	11,405	9,438

Total unbilled receivables	37,355	37,764

Accounts receivable, net	$361,613	$357,805

D.	Intangible Assets

Intangible assets consist of the following:

	December 31, 2004		June 30, 2004
(amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts and related customer relationships	$110,928	$21,726	$110,928	$12,126
Covenants not to compete	787	493	787	356
Software	742	380	742	351

Total	$112,457	$22,599	$112,457	$12,833

Intangible assets are being amortized over periods ranging from 12 to 120 months based on their estimated useful lives. The intangible assets acquired with the purchase of the D&IG, as well as those with other recent acquisitions, are being amortized using an accelerated method based upon the estimated cash flows expected to be derived from customer relationships. Amortization expense was $4.9 million and $9.8 million for the three and six months ended December 31, 2004, respectively, and $8.2 million for the year ended June 30, 2004. Expected amortization expense through June 30, 2009, is as follows:

(amounts in thousands)	Amortization Expense
Six months ended June 30, 2005	9,365
Year Ended June 30, 2006	17,326
Year Ended June 30, 2007	16,777
Year Ended June 30, 2008	13,985
Year Ended June 30, 2009	12,244

Total	$69,697

E.	Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

(amounts in thousands)	December 31, 2004	June 30, 2004
Payroll and related costs	$42,757	$45,532
Leave	25,423	26,855

Total accrued compensation and benefits	$68,180	$72,387

F.	Other Accrued Expenses

Other accrued expenses consist of the following:

(amounts in thousands)	December 31, 2004	June 30, 2004
Contract loss reserves	$24,224	$32,285
Vendor obligations	25,752	26,999
Accrued sales and property taxes	4,096	2,903
Accrued interest	2,259	2,230
Deferred revenue	10,154	9,059
Other	19,054	12,787

Total other accrued expenses	$85,539	$86,263

G.	Notes Payable and Credit Facilities

In order to fund the acquisition of D&IG, the Company executed a $550 million credit facility, which included a revolving credit facility and an institutional term loan. Total initial borrowings under the credit facility were $422.6 million, of which $367.4 million was outstanding at December 31, 2004. The five-year secured revolving credit facility permits continuously renewable borrowings of up to $200 million with annual sublimits on amounts borrowed for acquisitions. The Company had $20.0 million outstanding on the revolving credit facility as of December 31, 2004, which has been classified as current note payable in the accompanying consolidated balance sheet. $10.0 million of this revolving credit facility was repaid in January 2005.

The revolving credit facility permits one, two three and six month interest rate options. The Company pays a fee on the unused portion of the facility. The institutional term loan is a seven-year secured facility in the amount of $350 million. The Company had $347.4 million outstanding on the term loan as of December 31, 2004. One percent of the principal is to be prepaid in each of years one through six of the term with the remainder due on the maturity date. Interest rates on both the revolver and the term loan are based on LIBOR or the higher of the prime rate or Federal funds rate plus applicable margins. As of December 31, 2004, the weighted average interest rate on the loans outstanding under the credit facilities was approximately 4.0%. Interest expense for the three and six months ended December 31, 2004 was $3.8 million and $7.2 million, respectively. Margin and unused fee rates are determined quarterly based on the leverage ratio. The total costs associated with securing the new credit facility were approximately $8.2 million, which are being amortized as additional interest expense over the life of the revolving credit facility and institutional term loan. The unamortized balance of approximately $7.3 million as of December 31, 2004 is included with other assets in the accompanying Consolidated Balance Sheet. The Company is required to operate within certain limits on leverage, net worth and fixed-charge coverage ratios. As of December 31, 2004, the Company was in compliance with these covenants. The revolving credit facility and institutional term loan are secured by substantially all of the Company’s assets.

The components of notes payable are as follows:

	December 31, 2004		June 30, 2004
(amounts in thousands)	Short Term	Long Term	Short Term	Long Term
Term loan	$3,500	$343,875	$3,500	$345,625
Revolving credit facility	20,000	—	17,200	45,000
Other	134	756	129	776

Total	$23,634	$344,631	$20,829	$391,401

H.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts over a four year period ending in fiscal year 2006. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available. Based upon that expectation, unit costs incurred to date have been recognized in other direct costs in the accompanying condensed consolidated income statements, at such lowest unit cost. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be approximately $1.7 million, which has not been recorded in the Company’s financial statements as of December 31, 2004.

The Company is currently under examination by the tax authorities of the State of Indiana. The examination is for the period beginning June 30, 1991 and ending June 30, 2000 and focuses on whether the Company established a taxable presence in Indiana during the examination period. Management of the Company believes that it did not establish a taxable presence and is contesting the State’s conclusion vigorously. Management has accrued its best estimate of the exposure for this matter. The Company does not believe the outcome will have a material adverse effect on its financial statements.

On April 26, 2004, the Company received information indicating that one of its employees was identified in a report authored by U.S. Army Major General Antonio M. Taguba as being connected to allegations of abuse of Iraqi detainees at the Abu Ghraib prison facility. To date, despite the Taguba Report and the subsequently-issued Fay Report addressing alleged inappropriate conduct at Abu Ghraib, no present or former employee of the Company has been officially charged with any offense in connection with the Abu Ghraib allegations. The Company does not believe the outcome of this matter will have a material adverse effect on its financial statements.

In October 2004, an arbitrator of an arbitration proceeding to which the Company was party, issued his final decision awarding the Company damages in the amount of $10.6 million, plus legal fees of $.8 million. The Company is awaiting the defendant’s response to the arbitrator’s final decision and will recognize the award, or portion thereof, only as payments are received.

I.	Stock-Based Compensation

The Company currently accounts for employee stock-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as amended by Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. For the three and six months ended December 31, 2004, the Company recognized, under APB No. 25, net after-tax compensation expense of approximately $271,000 and $630,000 relating to incentive grants of restricted stock units. No such compensation cost was recognized in connection with these transactions in the three and six months ended December 31, 2003, as no incentive restricted stock grants had been granted. If the Company’s employee stock-based compensation transactions had been accounted for based on their fair value, as determined under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the pro forma earnings would have been as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(amounts in thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$20,515	$14,264	$40,277	$27,230

Stock-based compensation costs included in reported net income, (net of tax)	271	—	901	—
Stock-based compensation costs that would have been included in the determination of reported net income, if the fair value method was applied to all awards, (net of tax)	(1,640)	(1,512)	(3,707)	(2,974)

Pro forma net income	19,146	$12,752	$37,471	$24,256

Basic earnings per share:
As reported	$0.69	$0.49	$1.37	$0.94
Compensation costs (net of tax)	(0.05)	(0.05)	(0.10)	(0.10)

Pro forma	$0.64	$0.44	$1.27	$0.84

Diluted earnings per share:
As reported	$0.67	$0.48	$1.33	$0.91
Compensation costs (net of tax)	(0.04)	(0.05)	(0.09)	(0.10)

Pro forma	$0.63	$0.43	$1.24	$0.81

These pro forma results may not be indicative of future results for the full fiscal year due to differences between the assumed and actual life of stock options, forfeitures, and other factors. The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model. The weighted average fair value of options granted during the six months ended December 31, 2004 and 2003 was $15.08 and $11.76, respectively. The following significant assumptions were made in estimating fair value:

	Three and Six months ended December 31,
	2004	2003
Risk-free interest rates	3.68% - 3.74%	2.48% - 3.63%
Expected life in years	5	5
Expected volatility	34% - 36%	33% - 35%
Expected dividends	—	—

J.	Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), Management Stock Purchase Plan (MSPP), and Director Stock Purchase Plan (DSPP) at its annual shareholder meeting on November 21, 2002 and implemented these plans beginning July 1, 2003. There are 500,000, 300,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively. The aforementioned plans provide employees, management, and directors with an opportunity to acquire or increase an ownership interest in the Company through the purchase of shares of the Company’s common stock subject to certain terms and conditions.

The ESPP allows eligible full-time employees to purchase shares of common stock at 85% of the lower of the fair market value of a share of common stock on the first or last day of the quarter. Eligible employees are provided the opportunity to acquire Company common stock once each quarter. The maximum number of shares that an eligible employee may purchase during any quarter is equal to two times an amount determined as follows: 20% of such employee’s compensation over the quarter, divided by 85% of the fair market value of a share of common stock on the first day of the offering period.

As the ESPP is a qualified plan under Section 423 of the Internal Revenue Code, and as the Company follows APB Opinion No. 25, no compensation expense has been recorded for shares acquired by employees under the ESPP. The Company follows the disclosure provisions of SFAS No. 123 in accounting for the ESPP.

As of December 31, 2004, participants have purchased approximately 146,000 shares under the ESPP at a weighted average price per share of $34.33. Of these shares, approximately 46,000 were purchased at $34.00 per share during the three months ended December 31, 2004, and approximately 77,000 were purchased at a weighted average price per share of $34.15 during the six months ended December 31. 2004.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive Restricted Stock Units (“RSUs”) in lieu of up to 30% of their annual bonus. The RSUs are awarded under the MSPP at 85% of the market price of the Company’s common stock on the date of the award and vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs will be settled in shares of common stock or cash payment, as elected by the participant.

The Company accounts for MSPP transactions in accordance with APB No. 25. As of December 31, 2004, there are approximately 51,000 RSUs outstanding under the MSPP at a weighted average price per share of $35.12. During the fiscal year ended June 30, 2004, the Company issued approximately 28,900 RSUs at a weighted average price per share of $36.48 per share, of which approximately 5,800 have been forfeited due to employee terminations and resignations. During the six months ended December 31 2004, the Company issued approximately 34,500 RSUs at a weighted average price per share of $34.00 per share, of which approximately 6,500 have been forfeited due to employee terminations and resignations.

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 50% of their annual retainer fees. Vested RSUs will be settled in shares of common stock. As of June 30 2004, approximately 1,600 RSUs had been issued under the DSPP at a weighted average price per share of $42.87. There were no RSUs issued under the DSPP during the six-month period ended December 31, 2004.

K.	Earnings Per Share

SFAS No. 128, Earnings Per Share requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share includes the incremental effect of stock options and RSUs calculated using the treasury stock method. The chart below shows the calculation of basic and diluted earnings per share for the three and six-month periods ended December 31, 2004 and 2003, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
(amounts in thousands, except per share amounts)	2004	2003	2004	2003
Net income	$20,515	$14,264	$40,277	$27,230

Weighted average number of shares outstanding during the period	29,660	29,081	29,415	28,970

Dilutive effect of equity instruments after application of treasury stock method	958	887	944	874

Weighted average number of shares outstanding during the period	30,618	29,968	30,359	29,844

Basic earnings per share	$0.69	$0.49	$1.37	$0.94

Diluted earnings per share	$0.67	$0.48	$1.33	$0.91

L.	Acquisitions

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

The D&IG acquisition has been accounted for under the purchase method of accounting pursuant to the provisions of SFAS No. 141, Business Combinations. Accordingly, the identifiable intangible assets acquired and liabilities assumed were recognized at their fair value as of the date of the acquisition. During the six months ended December 31, 2004, the Company made certain adjustments to the allocation of the D&IG purchase price as part of the process of finalizing the D&IG balance sheet. The Company is in the process of finalizing the opening D&IG balance sheet, as further information becomes available and plans to complete any adjustments to the purchase price allocation by June 30, 2005. The Company may be required to pay additional consideration of up to $10 million based on the resolution of the final D&IG balance sheet at the acquisition date. Any additional amounts paid will be recorded as goodwill.

In August 2004, the Company acquired all of the outstanding capital stock in IMAJ Consulting, Ltd (IMAJ), a company in the United Kingdom, for approximately $3.7 million. IMAJ has broad expertise in classical statistics and advanced intelligent systems methods enabling the most appropriate techniques or combination of techniques to be selected for each analytical project. The Company is in the process of finalizing the IMAJ opening balance sheet, thus, the allocation of the purchase price is subject to adjustment as further information becomes available.

Adjustments made to the purchase price allocations of the D&IG acquisition and other fiscal year 2004 acquisitions, the acquisition of IMAJ, and a $4.0 million earn-out payment related to the Company’s May 2003 acquisition of Premier Technology Group, Inc., resulted in an increase of approximately $6.4 million to goodwill during the six-months ended December 31, 2004.

M.	Business Segment Information

The Company reports operating results and financial data for two reporting segments: domestic operations and international operations. Domestic operations provide information technology and communications solutions through all four of the Company’s major service offerings: systems integration, managed network services, knowledge management and engineering services. Its customers are primarily U.S. federal agencies. Other customers include foreign government agencies, commercial businesses and state and local government agencies. International operations offer services to both commercial and government customers primarily through the Company’s systems integration line of business. The Company evaluates the performance of its operating segments based on income before income taxes. Summarized financial information for the Company’s reportable segments is shown in the following table.

(amounts in thousands)	Domestic	International	Total
Three Months Ended December 31, 2004
Revenue from external customers	$376,224	$13,461	$389,685
Pre-tax income	31,973	1,115	33,088

Three Months Ended December 31, 2003
Revenue from external customers	$252,443	$10,908	$263,351
Pre-tax income	22,347	900	23,247

Six Months Ended December 31, 2004
Revenue from external customers	$752,495	$25,843	$778,338
Pre-tax income	63,223	1,981	65,204

Six Months Ended December 31, 2003
Revenue from external customers	$478,848	$20,248	$499,096
Pre-tax income	43,267	893	44,160

N.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-R (FAS 123-R), Shared-Based Payments, which will require that companies recognize all forms of stock-based compensation as an expense in the statement of operations. Compensation cost to be recognized will be based on the estimated fair values of the equity instruments that are issued, and will be measured upon the date of grant. Compensation cost will be recognized over the vesting period during which an employee provides services in exchange for the grant award.

FAS 123-R will be effective for fiscal periods beginning after June 15, 2005, and the Company will adopt the provisions of this new standard for fiscal year 2006, beginning July 1, 2005. The effect of adopting FAS 123-R will be to reduce Company earnings as based on the fair values assigned to equity instruments granted to employees. The Company is currently preparing its analysis of FAR 123-R and the impact of its provisions, and thus is unable to provide details regarding its actual impact. The effect of recognizing stock-based compensation expense on historical earnings, however, is provided in Note I.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations For the Three Months Ended December 31, 2004 and 2003.

Revenue. The table below sets forth revenue by customer segment with related percentages of total revenue for the three months ended December 31, 2004 (FY2005) and 2003 (FY2004), respectively:

	Three Months Ended December 31,				Year to Date Change
(amounts in thousands)	2004		2003		$	%
Department of Defense	$284,625	73.0%	$171,953	65.3%	$112,672	65.5%
Federal Civilian Agencies	81,883	21.0%	75,118	28.5%	6,765	9.0%
Commercial	16,359	4.2%	12,681	4.8%	3,678	29.0%
State & Local Governments	6,818	1.8%	3,599	1.4%	3,219	89.4%

Total	$389,685	100.0%	$263,351	100.0%	$126,334	48.0%

For the three months ended December 31, 2004, total revenue increased by 48.0%, or $126.3 million, over the same period a year ago. The increase in revenue in the quarter resulted primarily from revenues of acquired businesses, and in particular, the Defense and Intelligence Group (“D&IG”) of American Management Systems, Inc (“AMS”) in May of last year. Revenue generated from the date that a business is acquired through the first anniversary date is considered acquired revenue. Recent acquisitions accounted for approximately $88.6 million of the revenue growth during the quarter as follows:

Business Acquired	Revenue
C-CUBED Corporation (“C-CUBED”)	$2.4
MTL Systems, Inc (“MTL”)	1.6
CMS Information Services, Inc. (“CMS”)	12.0
D&IG	72.6

$88.6

The increase in revenue also results from continuing growth in the systems integration, engineering services, and network services offerings. Overall this growth is a result of the Company’s strategic focus on national security and intelligence, the global war against terrorism, and the reshaping of the way government agencies communicate, use and disseminate information, and deliver services to the citizens.

Department of Defense (DoD) revenue increased 65.5%, or $112.7 million, for the three months ended December 31, 2004 as compared to the same period a year ago. DoD revenue increased primarily as a result of the May 1, 2004 acquisition of D&IG, and the continuing demand from DoD customers such as strategic and tactical organizations in the military intelligence community, the Army’s Communications Electronics Command, the Defense Information Systems Agency, and the U.S. Navy. The aforementioned acquisitions contributed $68.7 million of this increased revenue in the current quarter, a portion of which was derived from the customer base described above. D&IG accounted for $56.2 million of the acquired DoD revenue, of which approximately $2.5 million was earned on programs under which the Company and D&IG maintained a subcontractor arrangement prior to the acquisition.

Revenue from Federal Civilian Agencies increased 9.0%, or $6.8 million, for the quarter ended December 31, 2004. The increase was comprised of $17.4 million of revenues contributed by the aforementioned acquisitions, and a $10.6 million decrease in revenues earned from contracts of businesses that the Company has owned for more than 12 months. This decrease results primarily from fewer and smaller purchases of computer, communications and network equipment by the Company’s intelligence customers. Government funding that previously was applied to such equipment purchases is being redirected to finance the war in Iraq and the global war on terrorism.

Approximately 27.0% of the Federal Civilian Agency revenue was derived from the Department of Justice (DoJ), for whom the Company provides litigation support services and maintains an automated debt management system. Revenue from DoJ was $22.1 million in the second quarter of FY2005, as compared to $27.9 million over the same period a year ago. This decrease in DoJ revenue is the result of reduced work on an FBI-related contract and a decrease in fixed unit price work.

Commercial revenue is derived from both international and domestic operations. The international operations accounted for $13.5 million, or 82.3%, of the total Commercial revenue, while the domestic operations accounted for $2.9 million, or 17.7%. Total Commercial revenue increased by 29.0%, or $3.7 million, during the second quarter of FY2005, as compared to the same period a year ago. The majority of this growth came from the Company’s international operations, where sales of software and data products were higher than a year earlier and the commercial IT services business showed a marked improvement. International operations revenue growth also benefited from favorable exchange rates. The balance of the growth in Commercial revenue resulted largely from revenues from D&IG customers.

Revenue from state and local governments increased by 89.4% or $3.2 million for the quarter ended December 31, 2004. This increase is attributable to both acquisitions and a new contract awarded during the quarter.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the quarters ended December 31, 2004 and 2003, respectively.

	Dollar Amount Three Months Ended December 31,		Percentage of Revenue Three Months Ended December 31,		Change
(amounts in thousands)	2004	2003	2004	2003	$	%
Revenue	$389,685	$263,351	100.0%	100.0%	$126,334	48.0%
Costs and expenses:
Direct costs	241,006	163,462	61.8	62.1	77,544	47.4
Indirect costs & selling expenses	104,072	72,548	26.7	27.5	31,524	43.5
Depreciation & amortization	7,699	4,165	2.0	1.6	3,534	84.8

Total operating expenses	352,777	240,175	90.5	91.2	112,602	46.9

Income from operations	36,908	23,176	9.5	8.8	13,732	59.3
Interest expense (income), net	3,820	(71)	1.0	0.0	3,891	(5,480)

Earnings before income taxes	33,088	23,247	8.5	8.8	9,841	42.3
Income taxes	12,573	8,983	3.2	3.4	3,590	40.0

Net income	$20,515	$14,264	5.3%	5.4%	$6,251	43.8%

Income from operations increased 59.3%, or $13.7 million, for the three months ended December 31, 2004 as compared to the same period of FY2004. This increase in income from operations was driven primarily by a favorable mix of business, operational efficiencies, and acquisitions. The continued growth of the Company’s operations was also driven by the expansion of work on current contracts as a result of the continuing need of federal government customers for support in the areas of information technology and solutions. Domestic operations continued to reflect the trend of increased demand for mission-critical support for intelligence community customers, and for systems integration, engineering and logistics, and network services for the DoD.

As a percentage of revenue, direct costs were 61.8% and 62.1% for the quarters ended December 31, 2004 and 2003, respectively. Direct costs include direct labor and other direct costs such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry; they are incurred in response to specific client tasks, and vary from period to period. The largest component of direct costs, direct labor, was $118.4 million and $77.7 million for the second quarters of FY2005 and FY2004, respectively. This increase in direct labor was attributable to the internal growth in federal government business, primarily within DoD, as well as from the FY2004 acquisition of CMS, C-CUBED, MTL and the D&IG. Other direct costs were $122.6 million and $85.8 million during the second quarter of FY2005 and FY2004, respectively. The increase in other direct costs was primarily due to increased subcontractor and equipment costs resulting from the acquisitions as described above.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor and other discretionary costs. Most of these are highly variable but have grown in dollar volume generally in proportion to the Company’s growth in revenue. As a percentage of revenue, indirect costs and selling expenses were 26.7% and 27.5% for the three months ended December 31, 2004 and 2003, respectively. This decrease in percentage from FY2004 to FY2005 is primarily from cost synergies associated with acquisitions.

Depreciation and amortization expense of $7.7 million during the second quarter of FY2005 constitutes an increase of $3.5 million, or 84.8%, over the same period a year ago. Approximately 92% of this increase, or $3.3 million, was attributable to the amortization of intangible assets acquired in recent acquisitions, primarily the May 1, 2004 acquisition of the D&IG. The remaining $0.2 million of the increase was primarily for new computer-related expenditures and building leasehold improvements for on-going operations.

During the second quarter of FY2005, the Company incurred interest expense of $3.8 million, compared to net interest income of $0.1 million in the second quarter of FY2004. The majority of this increase was for interest costs relating to the Company’s weighted average borrowings of $371.5 million for the quarter ended December 31, 2004, under its credit facility in connection with the purchase of the D&IG. The Company is required to repay a minimum of $3.5 million annually under the terms of the institutional term loan of this credit facility.

The effective income tax rates for the quarters ended December 31, 2004 and 2003 were 38.0% and 38.6%, respectively.

Results of Operations For the Six Months Ended December 31, 2004 and 2003.

Revenue. The table below sets forth revenues by customer with related percentages of total revenues for the six months ended December 31, 2004 and 2003, respectively:

(amounts in thousands)	Six Months Ended December 31,				Change
	2004		2003		$	%
Department of Defense	$562,401	72.3%	$321,662	64.5%	$240,739	74.8%
Federal Civilian Agencies	172,200	22.1%	144,745	29.0%	27,455	19.0%
Commercial	32,322	4.1%	24,678	4.9%	7,644	31.0%
State & Local Governments	11,415	1.5%	8,011	1.6%	3,404	42.5%

Total	$778,338	100.0%	$499,096	100.0%	$279,242	55.9%

For the six months ended December 31, 2004 the Company’s total revenue increased 55.9%, or $279.2 million, over the same period of FY2004. Revenue growth was driven primarily by acquisitions and by increased demand from federal government customers.

Revenue generated from the date a business is acquired through the first anniversary date is considered acquired revenue. These acquisitions accounted for approximately $187.1 million of revenue growth during the six months as follows:

Business Acquired	Revenue
C-CUBED	$14.5
MTL	3.3
CMS	24.0
D&IG	145.3

$187.1

DoD revenue increased 74.8%, or $240.7 million, for the six months ended December 31, 2004 as compared to the same period a year ago. The aforementioned acquisitions accounted for over half of this growth, contributing approximately $148.0 million in revenue, of which approximately $5.1 million was earned on programs under which the Company and the D&IG maintained a subcontractor arrangement prior to the acquisition. The Company also continued to achieve revenue growth from such customers as the Army’s Intelligence and Security Command, its Communications Electronics Command, the Surface Navy and Naval Aviation operations.

Revenue from Federal Civilian Agencies increased 19.0%, or $27.5 million, for the first six months of FY2005 as compared to the first six months of FY2004. Approximately 26.7% of Federal Civilian Agency revenue for the period was derived from DoJ, for whom the Company provides litigation support services and maintains an automated debt collection system. Revenue for DoJ was $46.0 million for the six months ended December 31, 2004, as compared to $53.3 million for the same period a year ago. This year- over-year decrease is a result of reduced work on an FBI contract and a decrease in fixed unit price work. The overall increase in Federal Civilian Agency revenue resulted from acquisitions completed since January 2004.

Commercial revenue is derived from both international and domestic operations. The international operations accounted for $25.8 million, or 80.0% of total Commercial revenue while domestic operations accounted for $6.5 million, or 20.0% of total revenue. The majority of growth in commercial revenue was derived from the Company’s international operations where sales of software and data products in the United Kingdom (UK) were higher than a year earlier and where it’s commercial IT services business showed improvement. Company operations in the UK’s also benefited from favorable exchange rates. The balance of the growth came from domestic operations, many of which were acquired in the D&IG acquisition.

Revenue from state and local governments increased 42.5%, or $3.4 to $11.4 million for the first six-months of FY2005, as compared to $8.0 million over the same period a year ago. The majority of this increase was from a new state contract awarded during the second quarter of FY2005, as well as revenues of acquired companies.

Income from Operations. The following table sets forth the relative percentages that certain items of expense and earnings bore to revenues for the six months ended December 31, 2004 and December 31, 2003, respectively.

	Dollar Amount Six Months Ended December 31,		Percentage of Revenue Six Months Ended December 31,		Change
(amounts in thousands)	2004	2003	2004	2003	$	%
Revenue	$778,338	$499,096	100.0%	100.0%	$279,242	55.9%

Costs and expenses:
Direct costs	481,455	309,289	61.8	61.9	172,166	55.7
Indirect costs & selling expenses	208,389	138,064	26.8	27.7	70,325	50.9
Depreciation & amortization	15,997	8,002	2.1	1.6	7,995	99.9

Total operating expenses	705,841	455,355	90.7	91.2	250,486	55.0

Income from operations	72,497	43,741	9.3	8.8	28,756	65.7
Interest expense (income), net	7,293	(419)	0.9	(0.1)	7,712	(1,840.6)

Earnings before income taxes	65,204	44,160	8.4	8.9	21,044	47.7
Income taxes	24,927	16,930	3.2	3.4	7,997	47.2

Net income	$40,277	$27,230	5.2%	5.5%	$13,047	47.9%

Operating income for the first six months of FY2005 was $72.5 million, an increase of 65.7% over operating income of $43.7 million reported a year earlier. The higher operating income was driven primarily by operational cost efficiencies, cost synergies associated with acquisitions, and a favorable mix of business.

As a percentage of revenue, direct costs were 61.8% and 61.9% for the six months ended December 31, 2004 and 2003, respectively. Direct costs include direct labor and other direct costs such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry because they are incurred in response to specific client tasks and may vary from period to period. The largest component of direct costs, direct labor, was $237.0 million and $147.3 million for the six months ended December 31, 2004 and 2003, respectively. The increase in direct labor was attributable to the FY2004 acquisition of CMS, C-CUBED, MTL, and D&IG, as well as internal growth in our federal government business, primarily within DoD. Other direct costs were $244.4 million and $162.0 million for the first six months of FY2005 and FY2004, respectively. The increase in other direct costs was primarily due to increased subcontractor and equipment costs resulting from the acquisitions as described above.

Indirect costs and selling expenses include fringe benefits, marketing, bid and proposal costs, indirect labor and other discretionary costs. Most of these are highly variable, but have grown in dollar volume generally in proportion to the growth in revenue and increase in number of employees. As a percentage of revenue, indirect costs and selling expenses were 26.8% and 27.7% for the six months ended December 31, 2004 and 2003, respectively. The decrease in percentage from FY2004 to FY2005 resulted primarily from cost synergies associated with acquisitions.

Depreciation and amortization expense increased by $8.0 million, or 100%, in FY2005 as compared to FY2004. Approximately 86.4%, or $6.9 million, of this increase was attributable to the amortization of intangible assets acquired in recent acquisitions, primarily the May 1, 2004 acquisition of the D&IG. The balance of the $1.1 million of the increase was primarily related to new capital expenditures and building leasehold improvements in support of on-going operations.

Through the first six months of FY2005, the Company incurred interest expense of $7.3 million, compared to net interest income of $0.4 million through the first six-months of FY2004. The majority of this increase was for interest costs relating to the Company’s weighted average borrowings of $385.2 million under its credit facility for the six months ended December 31, 2004. The higher debt balance during this period versus the same period of a year ago results directly from the borrowings made by the Company to complete its acquisition of D&IG. The Company is required to repay a minimum of $3.5 million annually under the terms of the institutional term loan portion of the credit facility.

The effective income tax rate for the first six months of FY2005 and FY2004 were 38.2% and 38.3%, respectively.

Other Matters

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-R, Share-Based Payments, (FAS 123-R) in December 2004. FAS 123-R is effective for fiscal reporting periods beginning after June 15, 2005 and upon implementation will reduce our net income and earnings per share. The proposed standard requires that stock options and other share-based payments made to employees to be fair-valued and recognized as compensation expense. While the Company is currently analyzing the impact FAS 123-R will have on its financial statements, information about the fair value of stock options under the Black-Scholes model and its pro forma impact on our net earnings and earnings per share for the six-months ended December 31, 2004 is provided in note I to the condensed consolidated financial statements in this Form 10-Q.

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. From March 2002 through May 2004, proceeds from the Company’s March 2002 offering of approximately 4.9 million shares of common stock were its principal source of liquidity and capital to fund business acquisitions. To fund the acquisition of the D&IG, the Company executed a new $550 million credit facility, including both a revolving credit facility and institutional term loan. The initial borrowings under the credit facility were $422.6 million of which $367.4 million was outstanding at December 31, 2004.

The five-year secured revolving credit agreement permits continuously renewable borrowings of up to $200.0 million with annual sublimits on amounts borrowed for acquisitions. The revolving credit facility is a five-year secured facility and permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the facility. The institutional term loan is a seven year secured facility in the amount of $350 million. The principal is due in quarterly installments of $0.875 million at the end of each of the Company’s fiscal quarters through March 2011, and the balance due in full in May 2011. Interest rates are based on LIBOR or the higher of the prime rate or Federal funds rate plus applicable margins. Margin and unused fee rates are determined quarterly based on the Company’s leverage ratios. The Company is expected to operate within certain limits on leverage, net worth and fixed-charge coverage ratios. The total costs associated with securing the new credit were approximately $8.2 million, which are being amortized over the life of the credit facility.

Cash and equivalents and marketable securities were $53.8 million and $63.5 million as of December 31, 2004 and June 30, 2004, respectively. Working capital was $234.2 million and $208.2 million as of December 31, 2004 and June 30, 2004, respectively. The majority of the $26.0 million increase in working capital was due to continued improvement in days sales outstanding (“DSO”) from June 30, 2004 resulting from stronger collections efforts. This increasing effect was in part offset by the reduction of both vendor and income taxes payable. The Company’s operating cash flow improved to $30.6 million for the six months ended December 31, 2005 as compared to cash used in operations of $12.9 million over the same period a year ago. This increase in cash provided from operations was the result of both increased earnings and cash collected on receivables acquired with out purchase of D&IG and other businesses. DSO at December 31, 2004, was 82 days, down six days from the June 30, 2004 DSO of 88 days. DSO at December 31, 2003 was 86 days.

The Company used $10.6 million and $32.2 million of cash in investing activities during the first six months of FY2005 and FY2004, respectively. This decrease of $21.6 million of cash used in investing activities resulted primarily from fewer, and lower, earn-out payments for acquisitions completed in prior years, that were due and made during the six-months ended December 31, 2004, versus those payments made during the same period a year ago. The decrease was partially offset by $3.7 million used to acquire IMAJ, Ltd.

The Company used cash for financing activities of $30.1 million during the first six months of FY2005 versus generating cash of $5.7 million during the same period a year ago. This $35.8 million fluctuation was primarily attributable to repayments of borrowings under the revolving credit facility, offset by cash generated from the exercise of stock options.

The Company also maintains a 500,000 pounds sterling, unsecured line of credit in London, England, which expires in December 2005. As of December 31, 2004 the Company had no borrowings under this line of credit.

The Company believes that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand, will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, and other working capital requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the institutional term loan and the revolving credit facility portion of the Company’s credit Facility are affected by changes in market interest rates. The Company has the ability to manage these fluctuations in part through interest rate hedging alternatives. A 1% change in interest rates on variable rate debt would have resulted in the Company’s interest expense fluctuating by approximately $1.9 million for the six months ended December 31, 2004.

Approximately 3.3% and 4.1% of the Company’s total revenues in the first six months of FY2005 and FY2004, respectively, were derived from international operations, primarily in the United Kingdom. The Company’s practice in its international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2004, the Company had approximately $15.0 million in cash that was held in pounds sterling in the United Kingdom. This allows the Company to better utilize its cash resources on behalf of its foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, for the most recently filed information concerning the appeal filed on September 27, 2000, with the Armed Services Board of Contract Appeals (“ASBCA”) challenging the Defense Information Systems Agency’s (“DISA”) denial of its claim for breach of contract damages. The Registrant’s appeal seeks damages arising from DISA’s breach of a license agreement pursuant to which the Department of Defense agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by Registrant’s wholly-owned subsidiary, CACI, INC.-FEDERAL, for the period from September 2, 1994 through April 22, 1998. By decision of March 22, 2001, in the companion case of GAP Instrument Corporation, ASBCA No.51658 (2001), the ASBCA held that the Government’s failure to conduct all electronic data interchanges exclusively through certified value-added networks constituted a breach of contract. As a result, unless the GAP Instrument decision is overturned on appeal, Registrant will pursue collection of its damages, which are substantial and which could have a material impact on the Company’s earnings.

Since the filing of Registrant’s report indicated above, post-hearing briefing has been completed. Registrant believes that a decision of the ASBCA is likely to be issued by spring 2005.

CACI Dynamics Systems, Inc. v. Delphinus Engineering, Inc., et al

Reference is made to Part II, Item 1, Legal Proceedings in the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 for the most recently filed information concerning the suit filed on October 1, 2002 in the United States District Court for the Eastern District of Virginia against Delphinus Engineering, Inc., V. Allen Spicer and James R. Everett seeking damages and attorney’s fees arising from defendant’s efforts to move business from CACI to Delphinus.

Since the filing of Registrant’s report described above, the arbitrator in the Spicer arbitration proceeding in South Carolina issued his final decision awarding CACI damages in the amount of $10,567,478, together with attorneys fees and the costs of arbitration, and invited CACI to submit a motion for a permanent injunction against defendant Spicer’s wrongful activities. CACI has submitted its petition for legal fees in the amount of $800,115 and a motion for permanent injunction and is awaiting defendant Spicer’s responses thereto.

Saleh, et al. v. Titan Corp., et al, Case No. 04 CV 1143 R (NLS) (S.D. Cal. 2004)

Reference is made to Part II, Item 1, Legal Proceedings in the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2004 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of California against CACI International Inc, CACI INC.–FEDERAL, CACI N.V., and former CACI employee, Stephen A. Stefanowicz, among other defendants, seeking a permanent injunction, declaratory relief, compensatory and punitive damages, treble damages and attorney’s fees arising from defendant’s alleged act against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, the defendants have filed a motion to dismiss and a motion to transfer the case to the Washington, D.C. area, both of which have been fully briefed. The Court has set a hearing on the transfer motion for February 14, 2005. In addition, the plaintiffs have filed a motion to add additional plaintiffs, which has not been set for hearing. The plaintiffs have also filed a motion for class certification and a motion to enjoin the defendants from sending “unqualified” interrogators to Iraq, action on which both of which has been deferred by the Court. Finally, on December 29, 2004 the Court denied plaintiffs motion to enjoin the case of Ibrahim, et. al. v. Titan Corp., et. al. described below.

Ibrahim, et al. v. Titan Corp., et al., Case No. 1:04-CV-01248-JR (D.D.C. 2004)

Reference is made to Part II, Item 1, Legal Proceedings in the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2004 for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia against CACI International Inc, CACI INC.–FEDERAL, CACI N.V. and Titan Corporation seeking compensatory and punitive damages for physical injury, emotional distress, and/or wrongful death allegedly suffered as a result defendants’ wrongful acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, the defendants have filed a motion to dismiss, which has been fully briefed by the parties, but not yet scheduled for a hearing by the Court

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting on December 1, 2004 the stockholders elected Dr, J.P. London, Herbert W. Anderson, Michael J. Bayer, Peter A. Derow, Richard L. Leatherwood, Barbara A. McNamara, Arthur L. Money, Dr. Warren R. Phillips, Charles P. Revoile, John M. Toups, and Larry D. Welch to serve as directors of the Company for the next year and ratified the appointment of Ernst &Young LLP as independent auditors. In addition, the stockholders approved amendments to the Company’s 1996 Stock Incentive Plan adding 1,500,000 shares to the Plan and effecting technical amendments to other provisions of the Plan as described in the Company’s Proxy Statement.

Item 5. Other Information

Forward Looking Statements

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and United Kingdom, including conditions that result from terrorist activities or war; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism or rebuilding Iraq; government contract procurement (such as bid protest, small business set asides, etc.) and termination risks; the results of government investigations into allegations of improper actions related to the provision of services in support of U.S. military operations in Iraq; the results of the appeal of CACI International Inc ASBCA No. 53058; individual business decisions of our clients; the financial condition of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and competition to hire and retain employees; our ability to complete and implement acquisitions appropriate to achievement of our strategic plans; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, (iii) competition for task orders under Government Wide Acquisition Contracts (GWACS) and/or schedule contracts with the General Services Administration; and (iv) expensing of stock options; our own ability to achieve the objectives of near term or long range business plans; and other risks described in the Company’s Securities and Exchange Commission filings.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1	Section 302 Certification	Dr. J.P. London
31.2	Section 302 Certification	Mr. Stephen L. Waechter
32.1	Section 906 Certification	Dr. J.P. London
32.2	Section 906 Certification	Mr. Stephen L. Waechter

Reports

•	On October 1, 2004, the Registrant issued a press release dated September 30, 2004 announcing Registrant’s management retirement and new board nominee selection.

•	On October 19, 2004, the Registrant issued a press release rejecting continued allegations relating to the Registrant’s business in Iraq which were made in a press release issued by the California State Controller.

•	On October 21, 2004, the Registrant issued a press release dated October 20, 2004, announcing CACI’s financial results for the first quarter of fiscal year 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: February 9, 2005	By:	/s/ Dr. J. P. London
Dr. J. P. London
Chairman of the Board, President
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 9, 2005	By:	/s/ Stephen L. Waechter
Stephen L. Waechter
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: February 9, 2005	By:	/s/ S. Mark Monticelli
S. Mark Monticelli
Senior Vice President and Corporate Controller
(Chief Accounting Officer)