Form 10-Q
period 2005-03-31
CACI INTERNATIONAL INC /DE/
filed 2005-05-10
CIK 16058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

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

Yes  ☒    No  ☐.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of May 9, 2005: CACI International Inc Common Stock, $0.10 par value, 29,940,690 shares.

CACI INTERNATIONAL INC AND SUBSIDIARIES

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenue	$414,946	$288,411

Costs and expenses
Direct costs	259,738	179,440
Indirect costs and selling expenses	108,827	79,377
Depreciation and amortization	8,075	4,382

Total costs and expenses	376,640	263,199

Income from operations	38,306	25,212
Interest expense (income), net	3,652	(212)

Income before income taxes	34,654	25,424

Income taxes	13,018	9,662

Net income	$21,636	$15,762

Basic earnings per share	$0.72	$0.54

Diluted earnings per share	$0.71	$0.53

Average shares outstanding	29,913	29,126

Average shares and equivalent shares outstanding	30,681	29,935

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended March 31,
	2005	2004
Revenue	$1,193,284	$787,507

Costs and expenses
Direct costs	741,193	488,729
Indirect costs and selling expenses	317,216	217,441
Depreciation and amortization	24,072	12,384

Total costs and expenses	1,082,481	718,554

Income from operations	110,803	68,953
Interest expense (income), net	10,945	(631)

Income before income taxes	99,858	69,584

Income taxes	37,945	26,592

Net income	$61,913	$42,992

Basic earnings per share	$2.09	$1.48

Diluted earnings per share	$2.03	$1.44

Average shares outstanding	29,579	29,022

Average shares and equivalent shares outstanding	30,459	29,875

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	March 31, 2005	June 30, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$74,838	$63,029
Marketable securities	—	515
Accounts receivable, net:
Billed	330,287	320,041
Unbilled	24,050	28,326

Accounts receivable, net	354,337	348,367

Deferred income taxes	6,403	3,392
Prepaid expenses and other	15,461	17,153

Total current assets	451,039	432,456

Property and equipment, net	24,502	25,489
Accounts receivable, long term, net	11,101	9,438
Goodwill	557,918	551,851
Intangible assets, net	85,013	99,624
Other assets	38,181	35,446

Total assets	$1,167,754	$1,154,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$3,637	$20,829
Accounts payable	27,561	37,662
Accrued compensation and benefits	76,473	72,387
Other accrued expenses	78,703	86,263
Income taxes payable	218	7,120

Total current liabilities	186,592	224,261

Notes payable, long-term	343,746	391,401
Deferred rent expenses	7,019	5,968
Deferred income taxes	15,566	12,307
Other long-term obligations	26,280	22,095
Shareholders’ equity
Common stock - $.10 par value, 80,000 shares authorized, 37,735 and 36,956 shares issued, respectively	3,773	3,696
Additional paid-in-capital	242,294	215,645
Retained earnings	360,056	298,143
Accumulated comprehensive income	5,300	3,660
Treasury stock, at cost (7,815 shares)	(22,872)	(22,872)

Total shareholders’ equity	588,551	498,272

Total liabilities & shareholders’ equity	$1,167,754	$1,154,304

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$61,913	$42,992
Reconciliation of net income to net cash provided by operating activities:
Amortization of deferred financing costs	1,008	—
Depreciation and amortization	24,072	12,384
Stock-based compensation expense	1,908	—
Deferred income tax expense (benefit)	269	(3,173)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(9,913)	(39,830)
Prepaid expenses and other assets	1,714	(5,650)
Accounts payable and accrued expenses	(18,608)	(707)
Accrued compensation and benefits	3,587	6,073
Deferred compensation and other long term obligations	4,969	7,426
Income taxes payable	4,944	(6,568)

Net cash provided by operating activities	75,863	12,947

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,727)	(5,598)
Cash paid for purchase of businesses, net of cash acquired	(7,267)	(79,014)
Purchase of marketable securities	—	(62)
Proceeds from sale of marketable securities	515	15,290
Other assets	(257)	(2,133)

Net cash used in investing activities	(13,736)	(71,517)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments made under credit facilities	(64,847)	—
Proceeds from employee stock purchase plan	5,255	2,485
Proceeds from exercise of stock options	14,483	6,911
Purchase of common stock for treasury	(5,954)	(3,667)

Net cash provided by (used in) financing activities	(51,063)	5,729

Effect of changes in currency rates on cash and cash equivalents	745	1,740

Net increase (decrease) in cash and cash equivalents	11,809	(51,101)
Cash and cash equivalents, beginning of period	63,029	73,735

Cash and cash equivalents, end of period	$74,838	$22,634

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes, net	$32,481	$35,905

Cash paid for interest	$10,630	$236

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income	$21,636	$15,762	$61,913	$42,992
Currency translation adjustment	(585)	1,002	1,640	3,843

Comprehensive income	$21,051	$16,764	$63,553	$46,835

See notes to condensed consolidated financial statements (unaudited).

CACI INTERNATIONAL INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations; although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature), that are necessary for fair presentation for the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited condensed consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2004. The results of operations for the three and nine months ended March 31, 2005, are not necessarily indicative of the results to be expected for any subsequent period, or for the full fiscal year.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

B.	Cash and Cash Equivalents and Marketable Securities

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

During the year ended June 30, 2004 and the nine-month period ended March 31, 2005, there were no realized or unrealized gains or losses. The Company’s cash and equivalents and short-term marketable securities at March 31, 2005 and June 30, 2004, consisted of the following (cost approximated fair value):

	March 31, 2005	June 30, 2004
(amounts in thousands)	Cash and Cash Equivalents	Cash and Cash Equivalents	Short-term Marketable Securities
Money Market Funds	$69,177	$48,499	$—
Stock	—	—	515
Cash	5,661	14,530	—

Total	$74,838	$63,029	$515

C	Accounts Receivable

Accounts receivable are reported net of allowances for doubtful accounts of approximately $4.9 million at both March 31, 2005 and June 30, 2004. Accounts receivable consist of the following:

(amounts in thousands)	March 31, 2005	June 30, 2004
Billed receivables	$292,585	$269,808
Billable receivables at end of period	37,702	50,233

Total billed receivables	330,287	320,041

Unbilled	24,050	28,326
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	11,101	9,438

Total unbilled receivables	35,151	37,764

Total accounts receivable, net	$365,438	$357,805

D.	Intangible Assets

The gross carrying amounts and accumulated amortization of the Company’s intangible assets as of March 31, 2005 and June 30, 2004, were as follows:

	March 31, 2005		June 30, 2004
(amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts and related customer relationships	$110,928	$26,482	$110,928	$12,126
Covenants not to compete	787	551	787	356
Software	742	411	742	351

Total	$112,457	$27,444	$112,457	$12,833

Intangible assets are being amortized over periods ranging from 12 to 120 months based on their estimated useful lives. The intangible assets acquired with the May 2004 purchase of the Defense and Intelligence Group (D&IG), of American Management Systems, Inc. (AMS) (note L), as well as those acquired with other recent acquisitions, are being amortized using an accelerated method based upon the estimated cash flows expected to be derived from customer relationships. Amortization expense was $4.9 million and $14.6 million for the three and nine months ended March 31, 2005, respectively, and $8.2 million for the year ended June 30, 2004. Expected amortization expense through June 30, 2009, is as follows:

(amounts in thousands)	Amount
Three months ended June 30, 2005	$4,521
Year ended June 30, 2006	$17,313
Year ended June 30, 2007	$16,786
Year ended June 30, 2008	$13,983
Year ended June 30, 2009	$12,242

E.	Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

(amounts in thousands)	March 31, 2005	June 30, 2004
Payroll and related costs	$47,412	$45,532
Leave	29,061	26,855

Total accrued compensation and benefits	$76,473	$72,387

F.	Other Accrued Expenses

Other accrued expenses consist of the following:

(amounts in thousands)	March 31, 2005	June 30, 2004
Contract loss reserves	$17,634	$32,285
Vendor obligations	24,304	26,999
Accrued sales and property taxes	3,449	2,903
Accrued interest	1,050	2,230
Deferred revenue	12,520	9,059
Other	19,746	12,787

Total other accrued expenses	$78,703	$86,263

G.	Notes Payable and Credit Facilities

In order to fund the acquisition of D&IG, the Company executed a $550 million credit facility, which included a revolving credit facility of $200 million and an institutional term loan of $350 million. Total initial borrowings under the credit facility were $422.6 million, of which $346.5 million was outstanding at March 31, 2005. The five-year secured revolving credit facility permits continuously renewable borrowings of up to $200 million with annual limits on amounts that may be borrowed for acquisitions. The Company had no outstanding balance on the revolving credit facility as of March 31, 2005.

The revolving credit facility permits one, two three and six month interest rate options. The Company pays a fee on the unused portion of the facility. The institutional term loan is a seven-year secured facility in the amount of $350 million. The Company had $346.5 million outstanding on the term loan as of March 31, 2005. One percent of the principal is required to be prepaid in each of years one through six of the term with the remainder due on the maturity date. The revolving credit facility and institutional term loan are secured by substantially all of the Company’s assets.

Interest rates on both the revolver and the term loan are based on LIBOR or the higher of the prime rate or Federal funds rate, plus applicable margins. As of March 31, 2005, the weighted average interest rate on the loans outstanding under the credit facilities was approximately 5.0%. Interest expense for the three and nine months ended March 31, 2005, was $3.8 million and $11.0 million, respectively. Margin and unused fee rates are determined quarterly based on the leverage ratio.

The total costs associated with securing the new credit facility were approximately $8.2 million, which are being amortized as additional interest expense over the life of the revolving credit facility and institutional term loan. The unamortized balance of approximately $7.0 million as of March 31, 2005, is included with other assets in the accompanying consolidated balance sheet.

The Company is required to operate within certain limits on leverage, net worth and fixed-charge coverage ratios and as of March 31, 2005, was in compliance with these covenants. Effective May 3, 2005, however, the Company was non-compliant with a separate covenant that required it to have entered an interest rate hedge agreement covering a portion of its outstanding term loan balance by this date. Under the terms of the credit facility, the Company has 30 days to comply with this covenant. The Company is in the process of securing a hedge agreement for the required portion of its term loan, and expects the agreement to be finalized by May 31, 2005.

The components of notes payable are as follows:

	March 31, 2005		June 30, 2004
(amounts in thousands)	Short Term	Long Term	Short Term	Long Term
Term loan	$3,500	$343,000	$3,500	$345,625
Revolving credit facility	—	—	17,200	45,000
Other	137	746	129	776

Total	$3,637	$343,746	$20,829	$391,401

H.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts over a four year period ending in fiscal year 2006. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available. Based upon that expectation, unit costs incurred to date have been recognized in other direct costs in the accompanying consolidated income statements, at such lowest unit cost. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date), is estimated to be approximately $1.7 million, which has not been recorded in the Company’s financial statements as of March 31, 2005.

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

In April 2005, the Federal District Court for the Eastern District of Virginia entered a final judgment based on the October 2004 decision in an arbitration proceeding to which the Company was party. That judgment awards the Company approximately $11.3 million in damages, costs and fees, as well as a two year injunction against the defendant’s competing with the Company, and a one year injunction against his soliciting Company employees. The Company is now engaged in efforts to collect that judgment and will recognize the judgment only as payments are received.

I.	Stock-Based Compensation

The Company currently accounts for employee stock-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as amended by Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. For the three and nine months ended March 31, 2005, the Company recognized, under APB No. 25, net after-tax compensation expense of approximately $273,000 and $1,173,000 relating to incentive grants of restricted stock units. No such compensation cost was recognized in connection with these transactions in the three and nine months ended March 31, 2004, as no incentive restricted stock grants had been granted. If the Company’s employee stock-based compensation transactions had been accounted for based on their fair value, as determined under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the pro forma earnings would have been as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(amounts in thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$21,635	$15,762	$61,913	$42,992
Stock-based compensation costs included in reported net income, (net of tax)	273	—	1,173	—
Stock-based compensation costs that would have been included in the determination of reported net income, if the fair value method was applied to all awards, (net of tax)	(1,645)	(1,517)	(5,320)	(4,412)

Pro forma net income	$20,263	$14,245	$57,766	$38,580

Basic earnings per share:
As reported	$0.72	$0.54	$2.09	$1.48
Net effect of share-based compensation costs (net of tax)	(0.04)	(0.05)	(0.14)	(0.15)

Pro forma	0.68	$0.49	$1.95	$1.33

Diluted earnings per share:
As reported	$0.71	$0.53	$2.03	$1.44
Net effect of share-based compensation costs (net of tax)	(0.05)	(0.05)	(0.13)	(0.15)

Pro forma	$0.66	$0.48	$1.90	$1.29

The weighted average fair value of options granted during the nine months ended March 31, 2005 and 2004 was $16.12 and $11.89, respectively. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. These pro forma results may not be indicative of future results for the full fiscal year due to the potential grants vesting and other factors. The following significant assumptions were made in estimating fair value:

	Nine Months Ended March 31,
	2005	2004
Risk-free interest rates	3.36% - 3.74%	2.48% - 3.63%
Expected life in years	5	5
Expected volatility	34.04% - 36.67%	33.01% - 34.61%
Expected dividends	-	-

J.	Stock Purchase Plan

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), Management Stock Purchase Plan (MSPP), and Director Stock Purchase Plan (DSPP) at its annual shareholder meeting on November 21, 2002 and implemented these plans beginning July 1, 2003. There are 500,000, 300,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively. The aforementioned plans provide employees, management, and directors with an opportunity to acquire or increase ownership interest in the Company through the purchase of shares of the Company’s common stock, subject to certain terms and conditions. The provisions of the American Jobs Creation Act of 2004 may require that one or more of these plans be amended before the end of calendar year 2005.

The ESPP allows eligible full-time employees to purchase shares of common stock at 85% of the lower of the fair market value of a share of common stock on the first or last day of the quarter. Eligible employees are provided the opportunity to acquire Company common stock once each quarter. The maximum number of shares that an eligible employee may purchase during any quarter is equal to two times an amount determined as follows: 20% of such employee’s compensation over the quarter, divided by 85% of the fair market value of a share of common stock, on the first day of the offering period.

The ESPP is a qualified plan under Section 423 of the Internal Revenue Code, and the Company follows APB Opinion No. 25 for financial reporting purposes, and the provisions of SFAS No. 123 for disclosure purposes. Accordingly, no compensation expense has been recorded for shares acquired under the ESPP.

As of March 31, 2005, participants have purchased approximately 182,000 shares under the ESPP, at a weighted average price per share of $36.69. Of these shares, approximately 36,000 were purchased at $46.29 per share during the three months ended March 31, 2005, and approximately 113,000 were purchased at a weighted average price per share of $38.02 during the nine months ended March 31, 2005.

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

The Company accounts for MSPP transactions in accordance with APB No. 25. As of March 31, 2005, there are approximately 54,300 RSUs outstanding under the MSPP at a weighted average price per share of $31.46. During the fiscal year ended June 30, 2004, the Company issued approximately 36,200 RSUs at a weighted average price per share of $28.99 per share, of which approximately 8,600 have been forfeited due to employee terminations and resignations. During the nine months ended March 31, 2005, the Company issued approximately 34,500 RSUs at a weighted average price per share of $34.00 per share, of which approximately 7,800 have been forfeited due to employee terminations and resignations.

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 50% of their annual retainer fees. Vested RSUs will be settled in shares of common stock. As of June 30 2004, approximately 2,000 RSUs had been issued under the DSPP at a weighted average price per share of $42.87, and approximately 600 RSUs were issued under the DSPP at a weighted average price per share of $52.08 during the nine months ended March 31, 2005.

K.	Earnings Per Share

Basic and diluted earnings per share for the three and nine-month periods ended March 31, 2005 and 2004, respectively, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(amounts in thousands, except per share amounts)	2005	2004	2005	2004
Net income	$21,636	$15,762	$61,913	$42,992
Weighted average number of shares outstanding during the period	29,913	29,126	29,579	29,022
Dilutive effect of equity instruments after application of treasury stock method	768	809	880	853

Weighted average number of shares outstanding during the period	30,681	29,935	30,459	29,875

Basic earnings per share	$0.72	$0.54	$2.09	$1.48

Diluted earnings per share	$0.71	$0.53	$2.03	$1.44

Basic earnings per share is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share includes the incremental effect of stock options and RSUs calculated using the treasury stock method.

L.	Acquisitions

On May 1, 2004, the Company completed the purchase of the D&IG and related assets of AMS. The D&IG provides the U.S. Government defense, intelligence and homeland security agencies with business management solutions, including information technology and software design, in support of acquisition, financial management, logistics, warfighting and intelligence missions. The transaction was entered into with CGI Group Inc., which concurrently purchased all of the outstanding shares of AMS.

The D&IG acquisition has been accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Accordingly, the identifiable intangible assets acquired and liabilities assumed were recognized at their fair value as of the date of the acquisition. During the nine months ended March 31, 2005, the Company made certain adjustments to the allocation of the D&IG purchase price, and may make further adjustments to the purchase price allocation as additional information becomes available, including an adjustment to recognize the payment of up to $10 million the Company may be required to make based on the final determination of the accounting treatment for certain contract costs. CGI Group Inc. and the Company plan to submit this matter to an arbitrator for resolution. The Company does not expect a final decision prior to its fiscal year end of June 30, 2005. Any additional amounts paid will be recorded as goodwill.

In August 2004, the Company acquired all of the outstanding capital stock in IMAJ Consulting, Ltd (IMAJ), a company in the United Kingdom, for approximately $3.7 million. IMAJ has broad expertise in classical statistics and advanced intelligent systems methods enabling appropriate techniques, or combination of techniques, to be selected for analytical projects.

Adjustments made to the purchase price allocations of the D&IG acquisition and other fiscal year 2004 acquisitions, the acquisition of IMAJ, and a $4.0 million earn-out payment related to the Company’s May 2003 acquisition of Premier Technology Group, Inc., resulted in a net increase to goodwill of approximately $6.1 million during the nine-months ended March 31, 2005.

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

(amounts in thousands)	Domestic	International	Total
Three Months Ended March 31, 2005
Revenue from external customers	$400,651	$14,295	$414,946
Income before income taxes	33,512	1,142	34,654

Three Months Ended March 31, 2004
Revenue from external customers	$275,651	$12,760	$288,411
Income before income taxes	23,898	1,526	25,424

Nine Months Ended March 31, 2005
Revenue from external customers	$1,153,146	$40,138	$1,193,284
Income before income taxes	96,735	3,123	99,858

Nine Months Ended March 31, 2004
Revenue from external customers	$754,499	$33,008	$787,507
Income before income taxes	67,166	2,418	69,584

N.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-R, Shared-Based Payments, (FAS 123-R), which will require that companies recognize all forms of stock-based compensation as an expense in the statement of operations. Compensation cost to be recognized will be based on the estimated fair values of the equity instruments that are issued, and will be measured upon the date of grant. Compensation cost will be recognized over the vesting period during which an employee provides services in exchange for the grant award.

The Company will adopt the provisions of FAS 123-R for fiscal year 2006, beginning July 1, 2005 and the effect of adopting this new standard will be to reduce Company earnings by a pro-rated amount of the fair values assigned to equity instruments granted to employees. The Company is currently preparing its analysis of FAS 123-R and the impact of its provisions. The pro-forma effect of recognizing stock-based compensation expense on historical earnings is provided in Note I.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations For the Three Months Ended March 31, 2005 and 2004.

Revenue. The table below sets forth revenue by customer operating segment with related percentages of total revenue for the three months ended March 31, 2005 and 2004, during fiscal year 2005 (FY 2005) and 2004 (FY 2004) respectively:

	Three Months Ended March 31,				Change
(amounts in thousands)	FY2005		FY2004		$	%
Department of Defense	$301,505	72.6%	$195,390	67.7%	$106,115	54.3%
Federal Civilian Agencies	90,295	21.8%	74,092	25.7%	16,203	21.9%
Commercial	16,926	4.1%	14,739	5.1%	2,187	14.8%
State & Local Governments	6,220	1.5%	4,190	1.5%	2,030	48.4%

Total	$414,946	100.0%	$288,411	100.0%	$126,535	43.9%

For the three months ended March 31, 2005, total revenue increased by 43.9%, or $126.5 million, over the same period a year ago. The majority of the increase in revenue in the quarter resulted primarily from revenues of acquired businesses and in particular, from revenue of the Defense and Intelligence Group (D&IG) of American Management Systems, Inc. (AMS), acquired in May 2004. Revenue generated from the date that a business is acquired through the first anniversary of the acquisition date is considered acquired revenue. Recent acquisitions accounted for approximately $84.2 million of the revenue growth during the quarter as follows:

Business Acquired	Revenue
D&IG	$76.1
CMS Information Systems, Inc. (CMS)	7.8
MTL Systems, Inc. (MTL)	0.3

$84.2

The increase also results from organic revenue growth in the quarter of 14.7%. This growth is the result of the Company’s strategic focus and concentration on national security and intelligence, the global war against terrorism, and the reshaping of the way government agencies communicate, use and disseminate information, and deliver services to the citizens. These areas continue to be of high national priority and are expected to receive strong funding support going forward.

Department of Defense (DoD) revenue increased 54.3%, or $106.1 million, for the three months ended March 31, 2005 as compared to the same period a year ago. DoD revenue increased primarily as a result of the May 1, 2004 acquisition of D&IG and the continuing demand from customers such as the military intelligence community, the U.S. Army’s Communications-Electronics Command, the Defense Information Systems and the U.S. Navy. D&IG accounted for $58.3 million of the acquired DOD revenue, and the aforementioned acquisitions together contributed $64.4 million of the increased DoD revenue in the quarter.

Revenue from Federal Civilian Agencies increased 21.9%, or $16.2 million, for the quarter ended March 31, 2005. The increase was comprised of $17.7 million of revenues contributed by the aforementioned acquisitions, offset by a $1.5 million decrease in revenues earned from contracts the Company was servicing throughout fiscal year 2004. This decrease results primarily from reduced Department of Justice (DoJ) revenues. Approximately 26.3% of the Federal Civilian Agency revenue was derived from the DoJ, for whom the Company provides litigation support services and maintains an automated debt collection system. Revenue for DoJ was $23.8 million for the third quarter of FY2005 as compared to $26.0 million for the same period a year ago. This decrease in revenue is the result of a decrease in fixed unit price work and reduced work on an FBI-related contract.

Commercial revenue is derived from both international and domestic operations. International operations accounted for $14.3 million, or 84.5%, of the total Commercial revenue, while the domestic operations accounted for $2.6 million, or 15.5%. Total commercial revenue increased by 14.8%, or $2.2 million, during the third quarter of FY2005, as compared to the same period a year ago. The majority of this growth came from the Company’s international operations, where sales of software and data products were higher than a year earlier and where it’s commercial IT services business showed a marked improvement. Overall, the Company’s international operations grew by over 12.0% from the year earlier quarter. The balance of the growth in Commercial revenue resulted largely from D&IG customers.

Revenue from state and local governments increased by 48.4%, or $2.0 million for the quarter ended March 31, 2005. This increase is attributable to recent acquisitions and new contracts awarded during the year.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the quarters ended March 31, 2005 and 2004, respectively.

	Three Months Ended March 31,		Three Months Ended March 31,		Change
	FY2005	FY2004	FY2005	FY2004	$	%
(amounts in thousands)	Dollar Amount		Percentage of Revenue
Revenue	$414,946	$288,411	100.0%	100.0%	$126,535	43.9%
Costs and expenses:
Direct costs	259,738	179,440	62.6	62.3	80,298	44.7
Indirect costs & selling expenses	108,827	79,377	26.2	27.5	29,450	37.1
Depreciation & amortization	8,075	4,382	2.0	1.5	3,693	84.3

Total costs and expenses	376,640	263,199	90.8	91.3	113,441	43.1
Income from operations	38,306	25,212	9.2	8.7	13,094	51.9
Interest expense (income)	3,652	(212)	0.9	(0.1)	3,864	(1,823)

Income before income taxes	34,654	25,424	8.3	8.8	9,230	36.3
Income taxes	13,018	9,662	3.1	3.3	3,356	34.7

Net income	$21,636	$15,762	5.2%	5.5%	$5,874	37.3%

Income from operations increased 51.9%, or $13.1 million, for the three months ended March 31, 2005, as compared to the same period in FY2004. This increase in income from operations was driven primarily by a favorable mix of business, operational efficiencies and the Company’s integration of the acquisitions completed last year. The continued growth of the Company’s operations was also driven by the expansion of work on current contracts as a result of the continuing need of federal government customers for support in the areas of information technology and solutions. Domestic operations continued to reflect the trend of increased demand for mission-critical support to the DoD and intelligence community customers. This overall strong performance was slightly offset by cost associated with expensing of Restricted Stock Units, Iraq related costs, and Sarbanes-Oxley implementation expenses.

As a percentage of revenue, direct costs were 62.6% and 62.3% for the quarters ended March 31, 2005 and 2004, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry; they are incurred in response to specific client tasks, and vary from period to period. The largest component of direct costs, direct labor, was $127.6 million and $88.3 million for the third quarters of FY2005 and FY2004, respectively. The increase in direct labor was attributable to the internal growth in federal government business, primarily within DoD, as well as from the FY2004 acquisitions of MTL, CMS, and D&IG. Other direct costs were $132.1 million and $91.1 million during the third quarter of FY2005 and FY2004, respectively. The increase in other direct costs was primarily due to the increased subcontractor and equipment costs resulting from the acquisitions as described above.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor and other discretionary costs. Most of these are highly variable and have grown in dollar volume generally in proportion to the Company’s growth in revenue. As a percentage of revenue, indirect costs and selling expenses were 26.2% and 27.5% for the three months ended March 31, 2005 and 2004, respectively. The decrease in percentage from FY2004 to FY2005 was primarily from cost synergies associated with acquisitions.

Depreciation and amortization expense of $8.1 million during the third quarter of FY2005 increased $3.7 million, or 84.3%, over the same period a year ago. Approximately 82.5% of this increase, or $3.0 million, was attributable to the amortization of intangible assets acquired in recent acquisitions, primarily the May 1, 2004 acquisition of the D&IG. The balance $0.7 million of the increase was primarily for new computer-related expenditures and building improvements for the on-going operations.

During the third quarter of FY2005, the Company incurred interest expense of $3.7 million, compared to net interest income of $0.2 million in the third quarter of FY2004. The majority of this increase was for interest costs relating to the Company’s weighted average borrowing of $352.6 million for the quarter ended March 31, 2005, under the Company’s credit facility established in connection with the purchase of the D&IG. The Company is required to repay a minimum of $3.5 million annually under the terms of the institutional term loan portion of this credit facility.

The effective income tax rates for the quarters ended March 31, 2005 and 2004 were 37.6% and 38.0%, respectively.

Results of Operations For the Nine Months Ended March 31, 2005 and 2004.

Revenue. The table below sets forth revenues by customer with related percentages of total revenues for the nine months ended March 31, 2005 and 2004, respectively:

	Nine Months Ended March 31,				Change
(amounts in thousands)	FY2005		FY2004		$	%
Department of Defense	$863,906	72.4%	$517,052	65.7%	$346,854	67.1%
Federal Civilian Agencies	262,495	22.0%	218,837	27.8%	43,658	20.0%
Commercial	49,248	4.1%	39,417	5.0%	9,831	24.9%
State & Local Governments	17,635	1.5%	12,201	1.5%	5,434	44.5%

Total	$1,193,284	100.0%	$787,507	100.0%	$405,777	51.5%

For the nine months ended March 31, 2005, the Company’s total revenue increased 51.5%, or $405.8 million, over the same period a year ago. Revenue growth was driven primarily by the acquisitions described below and by increased demand from federal government customers.

Revenue generated from the date a business is acquired through its first anniversary date is considered acquired revenue growth. Revenue from acquisitions completed since March 31, 2004, accounted for approximately $271.3 million of the revenue growth during the first nine months of FY2005 as follows:

Business Acquired	Revenue
D&IG	$221.4
CMS	31.8
C-Cubed Corporation (C-CUBED)	14.5
MTL	3.6

$271.3

DoD revenue increased 67.1%, or $346.9 million, for the nine months ended March 31, 2005, as compared to the same period a year ago. The aforementioned acquisitions accounted for approximately 61.3% of this growth, contributing $212.5 million in revenue, of which approximately $7.7 million was earned on programs under which the Company and the D&IG maintained a prime contractor-subcontractor arrangement prior to the acquisition. The Company also achieved revenue growth from such customers as the Army’s Intelligence and Security Command, it’s Communication Electronics Command, Surface Navy operations and Naval Aviation operations.

Revenue from Federal Civilian Agencies increased 20.0%, or $43.7 million, for the first nine months of FY2005 as compared to the first nine months of FY2004. Approximately 26.6% of Federal Civilian Agency revenue for the year was derived from DoJ, for whom the Company provides litigation support services and maintains an automated debt collection system. Revenue for DoJ was $69.7 million for the nine months ended March 31, 2005 as compared to $79.2 million for the same period a year ago. This year over year reduction was a result of a decrease in fixed unit price work and reduced work on an FBI contract. The overall increase in Federal Civilian Agency revenue was generated from acquisitions completed since January 2004.

Commercial revenue is derived from both international and domestic operations. The international operations accounted for $40.1 million, or 81.5%, of the total commercial revenue, while the domestic operations accounted for $9.1 million, or 19.5%, of total revenue. The majority of the growth in commercial revenue was derived from the Company’s international operations where sales of software and data products in the United Kingdom (UK) were higher than a year earlier and where it’s commercial IT services business showed improvement. Company operations in the UK also benefited from favorable exchange rates. The balance of the growth came from within the Company’s domestic operations, including the D&IG acquisition.

Revenue from state and local governments increased 44.5%, or $5.4 million, to $17.6 million for the first nine months of FY2005, as compared to $12.2 million over the same period a year ago. The majority of this increase was from a new state contract awarded during the second quarter of FY2005, as well as revenues of acquired companies, particularly the CMS acquisition.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenues for the nine months ended March 31, 2005 and 2004, respectively.

	Three Months Ended March 31,		Three Months Ended March 31,		Change
	FY2005	FY2004	FY2005	FY2004	$	%
(amounts in thousands)	Dollar Amount		Percentage of Revenue
Revenue	$1,193,284	$787,507	100.0%	100.0%	$405,777	51.5%
Costs and expenses:
Direct costs	741,193	488,729	62.1	62.0	252,464	51.7
Indirect costs & selling expenses	317,216	217,441	26.6	27.6	99,775	45.9
Depreciation & amortization	24,072	12,384	2.0	1.6	11,688	94.4

Total costs and expenses	1,082,481	718,554	90.7	91.2	363,927	50.6

Income from operations	110,803	68,953	9.3	8.8	41,850	60.7
Interest expense (income)	10,945	(631)	0.9	(0.1)	11,576	(1,835)

Income before income taxes	99,858	69,584	8.4	8.9	30,274	43.5
Income taxes	37,945	26,592	3.2	3.4	11,353	42.7

Net income	$61,913	$42,992	5.2%	5.5%	$18,921	44.0%

Income from operations for the first nine months of FY2005 was $110.8 million, an increase of 60.7% over income from operations of $69.0 million reported a year earlier. The higher income from operations was driven primarily by higher revenues, operational cost efficiencies, and cost synergies associated with acquisitions.

As a percentage of revenue, direct costs were 62.1% and 62.0% for the nine months ended March 31, 2005 and 2004, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry because they are incurred in response to specific client tasks and may vary from period to period. The largest component of direct costs, direct labor, was $364.7 million and $235.6 million for the nine months ended March 31, 2005 and 2004, respectively. The increase in direct labor was attributable to the FY2004 acquisitions of CMS, C-CUBED, MTL and D&IG, as well as internal growth in the Company’s federal government business, primarily within DoD. Other direct costs were $376.5 million and $253.1 million for the first nine months of FY2005 and FY2004, respectively. The increase in other direct costs was primarily due to increased subcontractor and equipment costs resulting from the acquisitions as described above.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor and other discretionary costs. Most of these are highly variable and have grown in dollar volume generally in proportion to the growth in revenue and increase in number of employees. As a percentage of revenue, indirect costs and selling expenses were 26.6% and 27.6% for the first nine months ended March 31, 2005 and 2004, respectively. This decrease in percentage from FY2004 to FY2005 resulted primarily from cost efficiencies associated with acquisitions.

Depreciation and amortization expense increased by $11.7 million, or 94.4%, in FY2005 as compared to FY2004. Approximately 85.2%, or $10.0 million of this increase was attributed to the amortization of intangible assets acquired in recent acquisitions, primarily the May 1, 2004 acquisition of the D&IG. The balance of the $1.7 million of the increase was primarily related to new capital expenditures and building leasehold improvements in support of on-going operations.

Through the first nine months of FY2005, the Company incurred interest expense of $10.9 million, compared to net interest income of $0.6 million through the first nine months of FY2004. The majority of this increase was for interest costs relating to the Company’s weighted average borrowings of $374.5 million under its credit facility for the nine months ended March 31, 2005. The higher debt balance during this period versus the same period of a year ago resulted directly from the borrowings made by the Company to complete its acquisition of D&IG.

The effective income tax rates for the first nine months of FY2005 and FY2004 were 38.0% and 38.2%, respectively.

Other Matters

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-R, Share-Based Payments, (FAS 123-R) in December 2004. FAS 123-R is effective for fiscal reporting periods beginning after June 15, 2005 and upon implementation will reduce our net income and earnings per share. The proposed standard requires that stock options and other share-based payments made to employees to be fair-valued and recognized as compensation expense. While the Company is currently analyzing the impact of FAS 123-R will have on its financial statements, information about the fair value of stock options under the Black-Scholes model, and in future periods pro forma impact on our net earnings and earnings per share for the nine months ended March 31, 2005, is provided in Note I to the condensed consolidated financial statements in this Form 10-Q.

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. From March 2002 through May 2004, proceeds from the Company’s March 2002 offering of approximately 4.9 million shares of common stock were its principal source of liquidity and capital to fund business acquisitions. To fund the acquisition of the D&IG, the Company executed a $550 million credit facility, which included a $200 million revolving credit facility (the revolving facility) and a $350 million institutional term loan (the term loan). The initial borrowings under the credit facility were $422.6 million, of which $346.5 million remained outstanding under the term loan at March 31, 2005. During the three months ended March 31, 2005, the Company repaid the remaining outstanding balance borrowed under the revolving facility. Going forward, the Company is required to repay a minimum of $3.5 million annually under the institutional term loan portion of the credit facility.

The revolving facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200 million with annual sublimits on amounts borrowed for acquisitions. The revolving facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the facility. The term loan portion of the credit facility is a seven-year secured facility under which principal payment are due in quarterly installments of $0.875 million at the end of each of the Company’s fiscal quarters through March 2011, and the balance of $325.5 million is due in full on June 30, 2011. Interest rates are based on LIBOR, or the higher of the prime rate, or Federal funds rate, plus applicable margins. Margin and unused fee rates are determined quarterly based on the Company’s leverage ratios. The Company is expected to operate within certain limits on leverage, net worth and fixed-charge coverage ratios throughout the term of the credit facility. The total costs associated with securing the credit facility were approximately $8.2 million, and are being amortized over the life of the credit facility.

Cash and cash equivalents and marketable securities totaled $74.8 million and $63.5 million as of March 31, 2005 and June 30, 2004, respectively. Working capital was $264.4 million and $208.2 million as of March 31, 2005 and June 30, 2004, respectively. The majority of the $56.2 million increase in working capital was due to continued improvement in days sales outstanding (DSO) during the fiscal year, resulting primarily from stronger collection efforts. The effect of these collection efforts on working capital was in part offset by reductions in both vendor payables and income taxes payable. The Company’s operating cash flow improved to $75.9 million for the nine months ended March 31, 2005, as compared to $12.9 million over the same period a year ago. This increase in cash provided from operations was the result of both increased earnings, and cash collected on receivables acquired with the purchase of D&IG and other businesses. DSO at March 31, 2005, were 76 days, down 12 days from the June 30, 2004 DSO of 88 days. DSO at March 31, 2004 were 84 days.

The Company used $13.7 million and $71.5 million of cash in investing activities during the first nine months of FY2005 and FY2004, respectively. This decrease of $57.8 million of cash used in investing activities was due primarily to reduced acquisition activity in FY2005. In the current fiscal year the Company made a $4.0 million earn-out payment relating to a prior year’s acquisition, and a $3.7 million payment used to acquire IMAJ, Ltd. During the three months ended March 31, 2004, the Company made payments of over $79.0 million relating to the acquisitions of C-CUBED, CMS, and MTL, along with earn-outs on prior acquisitions.

Also, the Company may be required to pay additional consideration of up to $10 million for the acquisition of the D&IG based on the final determination of the accounting treatment of certain contract costs in the opening balance sheet of the D&IG. The Company and CGI Group, Inc, which concurrently purchased all of the shares of AMS, have agreed to submit the issue involving the accounting for contract costs to an arbitrator for resolution.

The Company used cash for financing activities of $51.1 million during the first nine months of FY2005, versus generating cash of $5.7 million during the same period a year ago. This $56.8 million fluctuation was primarily attributable to repayments of borrowings under the revolving facility, offset by cash generated from the exercise of stock options.

The Company also maintains a 500,000 pounds sterling, unsecured line of credit in London, England, which expires in December 2005. As of March 31, 2005, the Company had no borrowings under this line of credit.

On February 14, 2005, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission to sell up to $400 million of common stock, preferred stock, or debt securities from time to time in one or more public offerings. The net proceeds from any sale of the securities would be used for acquisitions and other general corporate purposes including repayment of debt, share repurchases, capital expenditures or working capital. The Company is in the process of completing the registration of these securities.

The Company believes that the combination of internally generated funds, available bank borrowings, cash and cash equivalents on hand, and any proceeds that may be realized upon the sale of securities submitted for registration with the Securities and Exchange Commission, will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, and other working capital requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the term loan and the revolving facility portions of the Company’s credit facility are affected by changes in market interest rates. The Company has the ability to manage these fluctuations in part through interest rate hedging alternatives. A 1% change in interest rates on variable rate debt would have resulted in the Company’s interest expense fluctuating by approximately $2.6 million, for the nine months ended March 31, 2005.

Approximately 3.4% and 4.2% of the Company’s total revenues in the first nine months of FY2005 and FY2004, respectively, were derived from international operations, primarily in the United Kingdom. The Company’s practice in its international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2005, the Company had approximately $17.5 million in cash that was held in pounds sterling in the United Kingdom. This allows the Company to better utilize its cash resources on behalf of its foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Item 4.	Controls and Procedures

As of the end of the 90 day period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the supervision, and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by the Company pursuant to SEC rules is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Since the filing of Registrant’s report indicated above, the ASBCA issued a decision finding that the Government breached the subject contract, but denying damages. The Registrant is reviewing the decision to determine whether or not to file an appeal.

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

Since the filing of Registrant’s report described above, the Federal District Court for the Eastern District of Virginia awarded CACI a final judgment of approximately $11.2 million in damages, costs and attorneys fees, together with a two year injunction prohibiting Mr. Spicer from competing with CACI and a one year injunction prohibiting him from soliciting CACI employees. Spicer has filed a motion in South Carolina State Court seeking to vacate the arbitrators award and a hearing on that motion is set for April 28, 2005.

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

Since the filing of Registrant’s report described above, the Court granted defendant’s motion to transfer the case to the Federal District Court for the Eastern District of Virginia. The case has been docketed in the Eastern District and assigned to Chief Judge Claude Hilton.

Ibrahim, et al. v. Titan Corp., et al., Case No. 1:04-CV-01248-JR (D.D.C. 2004)

Reference is made to Part II, Item 1, Legal Proceedings in the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2004 for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia against CACI International Inc, CACI INC.–FEDERAL, CACI N.V. and Titan Corporation, seeking compensatory and punitive damages for physical injury, emotional distress, and/or wrongful death allegedly suffered as a result defendants’ wrongful acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, the Court held a hearing on the defendants’ motion to dismiss on April 21, 2005. No decision on that motion has yet been issued.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Forward Looking Statements

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and United Kingdom, including conditions that result from terrorist activities or war; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism or rebuilding Iraq; government contract procurement (such as bid protest, small business set asides, etc.) and termination risks; the results of government investigations into allegations of improper actions related to the provision of services in support of U.S. military operations in Iraq; the results of the appeal of CACI International Inc ASBCA No. 53058; individual business decisions of our clients; the financial condition of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and competition to hire and retain employees (particularly those with security clearances); our ability to complete and implement acquisitions appropriate to achievement of our strategic plans; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, (iii) competition for task orders under Government Wide Acquisition Contracts (GWACS) and/or schedule contracts with the General Services Administration; and (iv) expensing of stock options; our own ability to achieve the objectives of near term or long range business plans; and other risks described in the Company’s Securities and Exchange Commission filings.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

31.1	Section 302 Certification	Dr. J.P. London

31.2	Section 302 Certification	Mr. Stephen L. Waechter

32.1	Section 906 Certification	Dr. J.P. London

32.2	Section 906 Certification	Mr. Stephen L. Waechter

Reports

•	On January 25, 2005, the Registrant issued a press release dated January 24, 2005 announcing its financial results for the second quarter of fiscal year 2005.

•	On January 26, 2005, the Registrant issued a press release dated January 26, 2005 announcing that S. Mark Monticelli has joined CACI as Senior Vice President, Corporate Controller and Chief Accounting Officer.

•	On March 14, 2005, the Registrant issued a press release dated March 10, 2005 affirming its positive reaction to the review of interrogation practices by Navy Inspector General and Vice Admiral Albert T. Church.

•	On March 23, 2005, the Registrant’s Board of Directors issued a press release dated March 17, 2005 announcing the ratification of the recommendation of the Compensation Committee that the annual retainer for each Board member would be increased.

•	On March 31, 2005, the Registrant issued a press release announcing that William M. Fairl, Executive Vice President, had been appointed as Chief Operating Officer, U.S. Operations, effective April 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: May 10, 2005	By:	/s/ Dr. J. P. London
Dr. J. P. London
Chairman of the Board, President
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2005	By:	/s/ Stephen L. Waechter
Stephen L. Waechter
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 10, 2005	By:	/s/ S. Mark Monticelli
S. Mark Monticelli
Senior Vice President, Corporate Controller and
Chief Accounting Officer
(Principal Accounting Officer)