Form 10-K
period 2005-06-30
CACI INTERNATIONAL INC /DE/
filed 2005-09-13
CIK 16058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

Commission File Number 0-8401

CACI International Inc

(Exact name of Registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

54-1345888

(I.R.S. Employer Identification No.)

1100 North Glebe Road, Arlington, VA 22201

(Address of principal executive offices)

(703) 841-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	NYSE

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.     No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐.    No  ☒.

Indicate by checkmark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2004 was approximately $2,037,300,315.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of September 9, 2005: CACI International Inc Common Stock, $.10 par value, 37,907,812 shares.

Documents Incorporated by Reference

(1) The information required by Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K, is incorporated by reference from the definitive proxy statement for our 2005 Annual Meeting of Stockholders scheduled to be held November 17, 2005..

BUSINESS INFORMATION

Unless the context indicates otherwise, the terms “the Company” and “CACI” as used in Parts I and II, include both CACI International Inc and its subsidiaries. The term “the Registrant”, as used in Parts I and II, refers to CACI International Inc only.

PART I

Item 1. Business

Background

CACI International Inc (the Registrant) was organized as a Delaware corporation under the name “CACI WORLDWIDE, INC.” on October 8, 1985. By a merger on June 2, 1986, the Registrant became the parent of CACI, Inc., a Delaware corporation, and CACI N.V., a Netherlands corporation. Effective April 16, 2001, CACI, Inc. was merged into its wholly-owned subsidiary, CACI, INC.-FEDERAL, such that Registrant is now the corporate parent of CACI, INC.-FEDERAL, a Delaware corporation, and CACI N.V., a Netherlands corporation.

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

Throughout this Form 10-K, the Company incorporates by reference information from parts of other documents filed with the United States Securities and Exchange Commission, (SEC). The SEC allows the Company to disclose important information by referring to it in this manner, and the public should review that information. Documents filed by the Company with the SEC can be viewed at www.sec.gov.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our internet website at www.caci.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Overview

CACI founded its business in 1962 in simulation technology, and has strategically diversified primarily within the information technology (IT) and communications industries. With fiscal year 2005 (FY2005) revenue of approximately $1.6 billion, CACI serves clients in the government and commercial markets, primarily throughout North America and internationally on behalf of U.S. customers, as well as in the United Kingdom. The Company primarily delivers IT and communication solutions to clients through four areas of expertise or service offerings: systems integration, managed network services, knowledge management and engineering services. Through these service offerings, the Company provides comprehensive, practical IT and communications solutions by adapting emerging technologies and continually evolving legacy strengths in such areas as information assurance and security, reengineering, logistics and engineering support, automated debt management systems and services, litigation support systems and services, product data management, software development and reuse, voice, data and video communications, simulation and planning, financial and human resource systems and geo-demographic and customer data analysis. As a result of these broad capabilities, many of the Company’s client relationships have existed for five years or more.

The Company’s high quality service has enabled it to sustain winning repeat business and sustain long-term client relationships and also to compete effectively for new clients and new contracts. The Company is organized to seek competitive business opportunities and has designed its operations to support major programs through centralized business development and business alliances. CACI has structured its new business development organization to respond to the competitive marketplace, particularly within the federal government, and supports that activity with full-time marketing, sales, communications, and proposal development specialists.

The Company’s primary markets—both domestic and international—are agencies of national governments, and major corporations. The demand for CACI’s services, in large measure, is created by the increasingly complex network, systems and information environments in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity and, ultimately, performance.

At June 30, 2005, CACI employed approximately 9,600 people. The Company currently operates from its headquarters at Three Ballston Plaza, 1100 North Glebe Road in Arlington, Virginia. CACI has operating offices and facilities in over 100 other locations throughout the United States and Western Europe.

Domestic Operations

CACI’s domestic operations are conducted through a number of subsidiaries, and account for all of the domestic revenue generated by the Company. Some of the contracts performed by our domestic operations involve assignment of employees to international locations and at June 30, 2005, approximately 700 employees were performing such assignments. The Company provides IT and communications solutions to its Federal, Commercial and State and Local clients through all four of its major service offerings: systems integration, managed network services, knowledge management and engineering services. Generally, the solutions offered by our domestic operations are applied by clients to improve their organizational performance by enhancing system infrastructures.

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

Managed network services offerings include a complete suite of solutions for total life cycle support of global communication networks. These offerings include planning and building voice, video and data networks; managing network communication infrastructures; operating network systems, including monitoring codes, traffic, security, and fault isolation and resolution; and assuring that information is secure from unauthorized interception and intrusion during its storage and transmission.

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

International Operations

CACI’s international operations are conducted primarily through the Company’s operating subsidiary in Europe, CACI Limited, and account for all revenue generated from international clients and 82 percent of the Company’s commercial revenue. CACI Limited is headquartered in London, England, and operates primarily in support of the Company’s systems integration line of business.

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

Major Markets and Significant Activities

CACI operates in a highly competitive industry that includes many firms, some of which are larger in size and have greater financial resources. The Company obtains much of its business on the basis of proposals submitted in response to requests from potential and current customers, who may also receive proposals from other firms. Additionally, the Company faces indirect competition from certain government agencies that perform services for themselves similar to those marketed by CACI. The Company knows of no single competitor that is dominant in its fields of technology. The Company has a relatively small share of the available worldwide market for its products and services and intends to achieve growth and increasing market share in part by through organic growth, and in part through strategic acquisitions.

Although the Company is a supplier of proprietary computer-based simulation technology products and marketing systems products, CACI is not primarily focused on being a software product developer-distributor (see discussion following under “Patents, Trademarks, Trade Secrets and Licenses”).

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

The Company has the capability to combine comprehensive knowledge of client challenges with significant expertise in the design, integration, development and implementation of advanced information technology and communications solutions. This capability provides CACI with opportunities either to compete directly for, or to support other bidders in competition for, multi-million dollar and multi-year award contracts from the U.S. Government.

CACI has strategic business relationships with a number of companies associated with the information technology industry. These strategic partners have business objectives compatible with those of the Company, and offer products and services that complement CACI’s. The Company intends to continue development of these kinds of relationships wherever they support its growth objectives.

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

Much of the Company’s business is won through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment. With respect to bids for government work, however, in most cases the client specifies the terms and conditions and form of contract. In situations where the client-imposed contract type and/or terms appear to expose the Company to inappropriate risk, the Company may seek alternate arrangements or opt not to bid for the work. Essentially all contracts with the United States Government, and many contracts with other government entities, permit the government client to terminate the contract at any time for the convenience of the government or for default by the contractor. Although the Company operates under the risk that such terminations may occur and have a material impact on operations, throughout the Company’s 40+ years in business such terminations have been rare and, generally, have not materially affected operations. As with other government contractors, the Company’s business is subject to government client funding decisions and actions that are beyond its control. CACI’s contracts and subcontracts are composed of a wide range of contract types, including firm fixed-priced, cost reimbursement, time-and-materials, indefinite delivery/indefinite quantity (IDIQ) and government wide acquisition contracts (known as GWACS) such as General Services Administration (GSA) schedule contracts. By Company policy, fixed-price contracts require the approval of at least two senior officers of the Company.

At any one time, the Company may have more than a thousand separate active contracts and/or task orders. In 2005, the ten top revenue-producing contracts accounted for 36.2 percent of CACI’s revenue, or $587.1 million; however, no single contract accounted for more than 10 percent of the Company’s total revenue.

In 2005, 94.3 percent of CACI’s revenue came from U.S. Government prime or subcontracts. Of CACI’s total revenue, 72.7 percent came from U.S. Department of Defense (DoD) contracts, 5.7 percent from contracts with Department of Justice (DoJ), and 15.9 percent from other civilian agency government clients. The remaining 5.7 percent of revenue came from commercial business, both domestic and international, and state and local contracts.

Although the Company is continuously working to diversify its client base, it will continue to aggressively seek additional work from the DoD. In 2005, DoD revenue grew by 52.8 percent, or $407.3 million. The FY2004 acquisitions of C-CUBED Corporation (C-CUBED) in October 2003, CMS Information Services, Inc. (CMS) in March 2004 and certain assets of the Defense and Intelligence Group of American Management Systems, Inc. (the D&IG) in May 2004, and other acquisitions, accounted for approximately 56.3 percent of the revenue growth within DoD. Internal growth accounted for the remaining 43.7 percent of the DoD revenue growth.

Recent Significant Acquisitions

During the past three fiscal years, the Company examined a number of opportunities and completed multiple acquisitions. Set forth below is a description of some of the most significant acquisitions during this period:

•	In May 2004, the Company completed the purchase of certain assets of the D&IG for $415 million, plus transaction costs. The D&IG provides the U.S. Government and other clients with business consulting services and solutions, including information technology and software design, for defense, intelligence and homeland security agencies in support of acquisition, financial management, logistics, war-fighting and intelligence missions.

•	In March 2004, the Company acquired all of the outstanding shares of CMS for $28.1 million. CMS specialized in enterprise network solutions, enterprise financial management systems and software and integration services primarily in the national defense sector.

•	In October 2003, the Company acquired all of the outstanding stock of C-CUBED for $33.4 million. C-CUBED provides specialized services in support of C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance) initiatives to clients in the DoD, federal, civilian, and intelligence communities, including network enterprise solutions, systems integration, integrated logistics support, combat systems and deep submergence engineering.

•	In May 2003, the Company acquired substantially all of the assets of PTG for $50.5 million. PTG provides professional services to clients in the DoD and the intelligence community, including intelligence analysis and security services, information technology training, program management and logistics.

•	In February 2003, the Company purchased all of the outstanding capital stock of Applied Technology Solutions of Northern Virginia, Inc. (ATS) for $13.1 million. ATS is an information technology company providing knowledge management, program management, network engineering and training to clients in the national intelligence community.

•	In October 2002, the Company acquired all of the outstanding capital stock of Acton Burnell, Inc., for $29.4 million Acton Burnell, Inc., is an information technology company that provides systems integration, knowledge management, manpower readiness and training, and financial systems solutions for the federal government.

•	In August 2002, the Company acquired substantially all of the assets of the Government Solutions Division of Condor Technology Solutions, Inc. for $16.2 million. The acquired Condor business complements the Company’s systems integration, knowledge management, data mining and purchasing systems solutions for federal clients.

Over the past several years, the U.S. government has organized the armed services so that military personnel focus on combat and war-fighter roles, while many non-combatant roles are filled by personnel provided by contractors. The acquisitions completed by CACI, as described above, have positioned CACI to respond to certain aspects of this transformation of the U.S. Department of Defense, and deliver contract personnel to fill some of these non-combatant roles including logistics, intelligence gathering and analysis, organizational realignment and training.

Interrogation Services

Beginning in August, 2004 and the date of this filing the Company provided interrogation services pursuant to a contract issued by the Army’s Wiesbaden Contracting Center (WCC). The original term of that contract ended on July 31, 2005, but the Company has continued to provide such services pursuant to an extension of that contract that expires on September 30, 2005. After the completion of that contract extension the Company will no longer be providing interrogation services.

Seasonal Nature of Business

The Company’s business in general is not seasonal, although the summer and holiday seasons affect Company revenue because of the impact of holidays and vacations on the Company’s labor sales and on product and service sales by the Company’s international operations. Variations in the Company’s business also may occur at the expiration of major contracts until such contracts are renewed or new business obtained.

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

The Company has published policies that set high standards for the conduct of its business. It requires all of its employees, consultants, officers, and directors annually to execute and affirm to the code of ethics applicable to their activities. In addition, the Company has launched annual ethics and compliance training for all of its employees to provide them with the knowledge necessary to maintain the Company’s high standards of ethics and compliance.

Patents, Trademarks, Trade Secrets and Licenses

The Company owns 18 patents in the United States and 1 patent in Canada. While the Company believes its patents are valid, it does not consider that its business is dependent on patent protection in any material way. CACI claims copyright, trademark and other proprietary rights in a variety of intellectual property, including each of its proprietary computer software and data products and the related documentation. The Company presently owns 25 registered trademarks and service marks in the U.S. and 57 registered trademarks and service marks in other countries, primarily the U.K. All of the Company’s registered trademarks and service marks may be renewed indefinitely. In addition, the Company asserts copyrights in essentially all of its electronic and hard copy publications, its proprietary software and data products and in software produced at the expense of the U.S. Government, which rights can be maintained for up to 75 years. Because most of the Company’s business involves providing services to government entities, the Company’s operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although its operations make use of such protections and benefit from them as discriminators in competition. CACI is also a party to agreements that give it the right to distribute computer software, data and other products owned by other companies, and to receive income from such distribution. As a systems integrator, it is important that the Company maintain access to software, data and products supplied by such third parties, but the Company generally has experienced little difficulty in doing so. The durations of such agreements vary according to the terms of the agreements themselves.

The Company maintains a number of trade secrets that contribute to its success and competitive distinction and endeavors to accord such trade secrets protection adequate to ensure their continuing availability to the Company. While retaining protection of its trade secrets and vital confidential information is important, the Company is not materially dependent on maintenance of any specific trade secret.

Backlog

The Company’s backlog as of June 30, 2005 was $3.4 billion, of which $887 million was for funded orders. Total backlog as of June 30, 2004 was $3.4 billion, of which $745 million was for funded orders. The source of backlog is primarily contracts with the U.S. Government. It is presently anticipated, based on current revenue projections, the majority of the funded backlog will be filled during the fiscal year ending June 30, 2006.

Business Segments, Foreign Operations, and Major Customer

The business segment, foreign operations and major customer information is provided in the Company’s Consolidated Financial Statements contained in this Report. In particular, see Note 2, Business Segment, Customer and Geographic Information, in the Notes to Consolidated Financial Statements.

Revenue by Contract Type

The following information is provided on the amounts of revenue attributable to time-and-materials contracts, cost reimbursable contracts and firm fixed-price contracts (including proprietary software product sales), of the Company during each of the last three fiscal years:

	Year Ended June 30,
	2005		2004		2003
	(amounts in thousands)
Time and Materials	$925,074	57.0%	$708,801	61.9%	$543,857	64.5%
Cost Reimbursable	405,801	25.0%	242,070	21.1%	141,522	16.8%
Firm-Fixed Price	292,187	18.0%	194,914	17.0%	157,759	18.7%

Total	$1,623,062	100%	$1,145,785	100%	$843,138	100%

Item 2. Properties

As of June 30, 2005, CACI leased office space at 107 U.S. locations containing an aggregate of approximately 1,821,000 square feet located in 28 states and the District of Columbia. In two countries outside the U.S., CACI leased office space at five locations containing an aggregate of about 33,000 square feet. CACI’s leases expire primarily within the next five years, with the exception of nine leases in Northern Virginia and seven leases outside of Northern Virginia, which will expire within the next 5 to 11 years. CACI anticipates that most of these leases will be renewed or replaced by other leases.

All of CACI’s offices are in reasonably modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

As of June 30, 2005, CACI International Inc maintained its corporate headquarters in approximately 118,000 square feet of space at 1100 North Glebe Road, Arlington, Virginia. See Note 15 in the Notes to Consolidated Financial Statements for additional information regarding the Company’s lease commitments.

CACI acquired certain real estate in Dayton, Ohio in connection with the purchase of MTL Systems, Inc., in January, 2004. The real estate consists of 2.6 acres, a 7,110 square foot garage, and a 36,360 square foot two story office building.

Item 3. Legal Proceedings

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, for the most recently filed information concerning the appeal we filed on September 27, 2000, with the Armed Services Board of Contract Appeals (“ASBCA”) challenging the Defense Information Systems Agency’s (“DISA”) denial of our claim for breach of contract damages. The Registrant’s appeal seeks damages arising from DISA’s breach of a license agreement pursuant to which the Department of

Defense agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by Registrant’s wholly-owned subsidiary, CACI, INC.—FEDERAL, for the period from September 2, 1994 through April 22, 1998. The ASBCA held that the Government breached its contract, but determined that no damages flowed to the Company as a result of that breach.

Since the filing of Registrant’s report indicated above, the Registrant has been reviewing its options for possible appeal of the decision.

CACI Dynamics Systems, Inc. v. Delphinus Engineering, Inc., et al

Reference is made to Part II, Item 1, Legal Proceedings in the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 for the most recently filed information concerning the suit filed on October 1, 2002 in the United States District Court for the Eastern District of Virginia against Delphinus Engineering, Inc., V. Allen Spicer and James R. Everett seeking damages and attorney’s fees arising from defendant’s efforts to move business from CACI to Delphinus.

Since the filing of Registrant’s report described above, the Registrant has been seeking to collect its judgment in the amount of $                .

Saleh, et al. v. Titan Corp., et al, Case No. 04 CV 1143 R (NLS) (S.D. Cal. 2004)

Reference is made to Part II, Item 1, Legal Proceedings in the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2005 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of California against CACI International Inc, CACI INC.—FEDERAL, CACI N.V., and former CACI employee, Stephen A. Stefanowicz, among other defendants, seeking a permanent injunction, declaratory relief, compensatory and punitive damages, treble damages and attorney’s fees arising from defendant’s alleged act, against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, on motion of the plaintiffs the Federal District Court for the Eastern District of Virginia ordered the case transferred to the Federal District Court for the District of Columbia. The defendants have filed a request for a Writ of Mandamus with the United States Court of Appeals for the Fourth Circuit seeking to set aside the transfer order. The parties are awaiting the decision of the Fourth Circuit.

Ibrahim, et al. v. Titan Corp., et al., Case No. 1:04-CV-01248-JR (D.D.C. 2004)

Reference is made to Part II, Item 1, Legal Proceedings in the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2005 for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia against CACI International Inc, CACI INC.—FEDERAL, CACI N.V. and Titan Corporation, seeking compensatory and punitive damages for physical injury, emotional distress, and/or wrongful death allegedly suffered as a result defendants’ wrongful acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, the parties are awaiting the Court’s decision on the Defendants’ motion to dismiss.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the Registrant’s fiscal year ended June 30, 2005, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The Registrant’s Common Stock is listed on the New York Stock Exchange.

The ranges of high and low sales prices of the common shares of the Registrant quoted on the New York Stock Exchange under the ticker symbol of “CAI”, for each quarter during the fiscal year ended June 30, 2005 and 2004 were as follows:

	2005		2004
Quarter	High	Low	High	Low
1st	$53.50	$38.13	$48.95	$33.46
2nd	$69.18	$52.60	$53.00	$42.83
3rd	$67.60	$50.50	$49.64	$41.10
4th	$67.60	$51.45	$48.45	$36.09

The Registrant has never paid a cash dividend. The present policy of the Registrant is to retain earnings to provide funds for the operation and expansion of its business. The Registrant does not intend to pay any cash dividends at this time.

At September 7, 2005, the number of stockholders of record of the Registrant’s Common Stock was approximately 481. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from the audited financial statements of the Company for each of the fiscal years in the five year period ended June 30, 2005. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements of the Company and the notes thereto included in Part II in this Form 10-K.

During the years ended June 30, 2002 and 2001, the Company reported results from two discontinued businesses. On January 6, 2002, the Company sold its domestic Marketing Systems Group to Environmental Research Systems Institute, Inc’s subsidiary, ESRI Business Information Solutions. Effective with this sale, the results of the Marketing Systems Group have been reflected as discontinued operations in the statement of operations for the fiscal year ended June 30, 2002. The Company reported a loss from discontinued operations of $0.01 per basic and fully diluted share, and a loss on the disposal of discontinued operations of $0.05 per basic and fully diluted share, related to the disposal of the Marketing Systems Group, Inc.

During the year ended June 30, 2001, the Company recognized a gain of $1.5 million, or $0.07 per basic and diluted share, from the sale of the discontinued Comnets products business. There were no results of operations during the year ended June 30, 2001 as the operating activities of this discontinued operation were previously ceased.

Income Statement Data

	Year Ended June 30,
	2005	2004	2003	2002	2001
	(amounts in thousands, except per share data)
Revenue	$1,623,062	$1,145,785	$843,138	$681,942	$557,890
Operating expenses	1,471,998	1,041,071	772,732	628,838	520,535
Net income from continuing operations	85,316	63,669	44,711	31,924	20,765
Net income	85,316	63,669	44,711	30,465	22,301

Earnings per common share and common share equivalent:
Basic:
Weighted-average shares outstanding	29,675	29,051	28,647	24,992	22,634
Net income from continuing operations	$2.88	$2.19	$1.56	$1.28	$0.92
Net income	2.88	2.19	1.56	1.22	0.99
Diluted:
Weighted-average shares and equivalent shares outstanding	30,564	29,877	29,425	$25,814	23,056
Net income from continuing operations	$2.79	$2.13	$1.52	1.24	$0.90
Net income	2.79	2.13	1.52	1.18	0.97

Balance Sheet Data

	June 30,
	2005	2004	2003	2002	2001
	(amounts in thousands)
Total assets	$1,204,160	$1,154,304	$562,050	$480,664	$284,731
Long-term obligations	383,228	431,771	25,190	36,140	55,230
Working capital	284,186	208,195	182,585	228,764	81,961
Shareholders’ equity	612,188	498,272	421,535	367,159	160,204

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

Revenue Recognition/Contract Accounting

The Company generates essentially all of its revenue from three different types of contractual arrangements: cost-plus-fee contracts; time and materials contracts; and fixed price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of allowable costs incurred plus an estimate of the applicable fees earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, and that are subject to the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance. For such cost-plus-fee contracts subject to the provisions of U.S. Securities & Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), the Company recognizes the relevant portion of the fee upon customer approval. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered plus allowable expenses incurred.

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

A significant portion of the Company’s fixed price-completion contracts involve the design and development of complex client systems. For these contracts that are within the scope of (SOP 81-1), revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs. For fixed price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized ratably over the service period. The Company’s fixed price license agreements and related services contracts are primarily executed in its international operations. As the agreements to deliver software require significant production, modification or customization of software, revenue is recognized using the contract accounting guidance of SOP 81-1. For agreements to deliver data under license and related services, revenue is recognized as the data is delivered and services are performed. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Contract costs include material, labor, subcontracting costs, and other direct costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award fees for certain contracts are also a significant factor in estimating revenue and profit rates based on actual and anticipated awards.

Products and services provided under long-term development and production contracts make up a large portion of our business, and therefore the amounts we record in our financial statements using contract accounting methods and cost accounting standards are material. For our federal contracts, we follow U.S. Government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. We closely monitor compliance with and the consistent application of our critical accounting policies related to contract accounting. Business operations personnel conduct thorough periodic contract status and performance reviews. When adjustments in estimated contract revenues or costs are required; any changes from prior estimates are generally included in earnings in the current period. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business operations personnel performing work under the contract. Costs incurred and allocated to contracts with the U.S. Government are scrutinized for compliance with regulatory standards by our personnel, and are subject to audit by the Defense Contract Audit Agency (DCAA).

Allowance For Doubtful Accounts

Management establishes bad debt reserves against certain billed receivables based upon the latest information available to determine whether invoices are ultimately collectible. Whenever judgment is involved in determining the estimates, there is the potential for bad debt expense and the fair value of accounts receivable to be misstated. Given that we primarily serve the U.S. Government and that, in our opinion, we have sufficient controls in place to properly recognize revenue, we believe the risk to be relatively low that a misstatement of accounts receivable would have a material impact on our financial results.

Goodwill Valuation

Acquisitions of businesses have constituted a major portion of the Company’s historical growth, and as a result goodwill has increased over the years to represent a significant portion of both our long-term and total assets. We account for our goodwill under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, (FAS 142), which requires an impairment only approach to accounting for goodwill.

The FAS 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. FAS 142 requires that goodwill be tested annually for impairment at the same date every year, and also when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company has selected June 30 as it annual testing date.

We estimate the fair values of the Company’s operations using discounted cash flows. Forecasts of future cash flows are based on our estimates of future revenues and operating costs related to contract backlog and fundings, historical operating margins, recompete win rates, the length of customer relationships, and assessments of the market conditions surrounding the government information technology services industry. These estimates are subject to review and approval by our senior management. Changes in these forecasts could cause the Company to either pass or fail the first step in the FAS No.142 goodwill valuation model, which could result in impairment.

The cash flow forecasts are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. Therefore, changes in the stock price may also affect the requirement to recognize an impairment, and the amount of such impairment, if any. As of June 30, 2005, a 10 percent increase or decrease in the value of our common stock would have had no impact on the consolidated financial statements.

Stock-Based Compensation

For the fiscal periods through June 30, 2005, the Company has accounted for stock-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, as amended by Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation. Alternative guidance under SFAS No. 123, Accounting for Stock-Based Compensation (FAS 123), which required companies to determine the fair value of options at the time of grant using a fair value option pricing model, and to recognize compensation expense over the service period, was an available alternative to APB 25 that the Company could have used to account for stock-based compensation. If the Company’s employee stock-based compensation had been accounted using the provisions of FAS 123, the pro-forma earnings would have been as follows:

	Year Ended June 30,
	2005	2004	2003
	(dollars in thousands, except per share amounts)
Net income, as reported	$85,316	$63,669	$44,711
Stock-based compensation expense, net of income tax benefit, included in net income, as reported.	1,399	99	—
Stock-based compensation expense under fair value method as applied to all equity awards, net of income tax benefit	(6,990)	(6,054)	(4,726)

Net income, as adjusted	$79,725	$57,714	$39,985

Basic earnings per share:
Earnings per share, as reported	$2.88	$2.19	$1.56
Incremental effect of stock-based compensation, net of income tax benefit	(0.19)	(0.20)	(0.16)

Earnings per share, as adjusted	$2.69	$1.99	$1.40

Diluted earnings per share: as reported
Earnings per share	$2.79	$2.13	$1.52
Incremental effect of stock-based compensation, net of income tax benefit	(0.18)	(0.20)	(0.16)

Earnings per share, as adjusted	$2.61	$1.93	$1.36

These pro-forma results may not be indicative of the future results due to forfeitures, differences between actual and expected lives of outstanding options, changes in the Company’s stock price, and changes in the quantity, and terms and conditions, of grants.

Effective July 1, 2005, the Company will adopt the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments (FAS 123R), which requires the Company to recognize the cost of all stock-based compensation in its consolidated financial statements. The valuation of equity instruments underlying stock-based compensation, and the period during which the related stock compensation expense is recognized, are based in part on various assumptions including the estimated life of equity instruments, stock volatility, interest rates and vesting terms. Changes in these assumptions could have significant impacts on the expense recognized. Management has evaluated the impact that FAS 123R will have on the Company’s consolidated financial statements for its fiscal year ending June 30, 2006, and has reported the estimated impact in a Current report 8-K as filed with the SEC on June 24, 2005. The Company is analyzing the effect FAS 123R is projected to have on financial reporting of its income tax expense in future years, and plans to conclude on the method of implementation in late September 2005.

In conjunction with its adoption of FAS 123R, the Company will also begin to recognize the expense associated with restricted stock units (RSU) and non-qualified stock options granted to employees that have reached, or are close to reaching, age 65 in accordance with Issue No. 19 of EITF Bulletin No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,

(EITF 00-23, Issue 19). EITF 00-23 became effective in September 2000, and Issue 19 requires that the value of equity instruments awarded to employees that are eligible for retirement, and that contain terms which provide for immediate vesting upon retirement, be recognized in full upon grant. Issue 19 of EITF 00-23 also requires that the value of such equity instruments granted to employees nearing retirement age be recognized ratably over the period from the date of grant, to the date the grantee is eligible for retirement. Immediate recognition of expense (the non-substantive vesting method) is required under Issue 19 of EITF 00-23 even when the grantee has, or plans to, remain an employee of the Company beyond the eligible retirement age.

During the year-end June 30, 2004, the Company began to include a provision in RSU grants that provided for accelerated vesting upon retirement at or after age 65. The Company extended this accelerated vesting condition to grants of non-qualified stock options beginning July 1, 2004.

The Company has not, however, applied the non-substantive vesting method in recognizing compensation expense pertaining to RSUs in its consolidated financial statements for the years ended June 30, 2005 and 2004. Furthermore, the Company historically has not applied the provisions of Issue 19 of EITF 00-23 when disclosing, in the footnotes to its consolidated financial statements under the provisions of FAS 123, the pro-forma effect of stock-based compensation expense pertaining to stock options granted to those age 65 or older. Had the Company applied the non-substantive vesting method of EITF 00-23, the net income and basic and diluted earning per share for the year ended June 30, 2005, as reported, would have been affected by an insignificant amount. The provisions of Issue 19 of EITF 00-23 had no effect on the consolidated statement of operations for the year ended June 30, 2004, as the vesting of RSUs granted during this year will not qualify for accelerated vesting under the retirement terms of the grants.

In the footnotes to its consolidated financial statements included elsewhere in this report, the Company has disclosed the pro-forma effect that stock-based compensation expense would have had on net income, and basic and diluted earnings per share, had the Company recognized stock-based compensation expense in accordance with the provisions of FAS 123, but without giving effect to the provisions of Issue 19 of EITF 00-23. Had the Company applied the provisions of Issue 19 of EITF 00-23 to its RSU expense, and to disclosures of pro-forma net income and basic and diluted earnings per share, these amounts would have been affected as follows:

	Pro-Forma Amounts in the Notes to the Consolidated Statement of Operations for the Year Ended June 30, 2005, As Disclosed	Effect of Applying Retirement Vesting Provisions to RSU Expense and Pro-Forma Stock-Based Compensation Expense	Pro-Forma Amounts in the Notes to the Consolidated Statement of Operations for the Year Ended June 30, 2005, As Adjusted
Net income	$79,725	$(1,366)	$78,359
Weighted-average earnings per share:
Basic	$2.69	$(0.05)	$2.64
Diluted	$2.61	$(0.04)	$2.57

Results of Operations

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

Consolidated Statements of Operations

Year ended June 30, 2005, 2004, and 2003

	Years Ended June 30,						Year to Year Change
	2005	2004	2003	2005	2004	2003	2004 to 2005		2003 to 2004
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(dollar amounts in thousands)
Revenue	$1,623,062	$1,145,785	$843,138	100.0%	100.0%	100.0%	$477,277	41.7%	$302,647	35.9%
Cost & expenses:
Direct costs	1,019,474	708,371	517,975	62.8%	61.8%	61.4%	311,103	43.9%	190,396	36.8%
Indirect costs & selling expenses	420,502	313,664	242,153	25.9%	27.4%	28.8%	106,838	34.1%	71,511	29.5%
Depreciation & amortization	32,022	19,036	12,604	2.0%	1.7%	1.5%	12,986	68.2%	6,432	51.0%

Total costs & expenses	1,471,998	1,041,071	772,732	90.7%	90.9%	91.7%	430,927	41.4%	268,339	34.7%

Income from operations	151,064	104,714	70,406	9.3%	9.1%	8.3%	46,350	44.3%	34,308	48.7%
Interest expense (income), net	14,765	1,783	(1,374)	0.9%	0.1%	(0.2)%	12,982	728.1%	3,157	(229.8)%

Net income before income taxes	136,299	102,931	71,780	8.4%	9.0%	8.5%	33,368	32.4%	31,151	43.4%
Income taxes	50,983	39,262	27,069	3.1%	3.4%	3.2%	11,721	29.9%	12,193	45.0%

Net income	$85,316	$63,669	$44,711	5.3%	5.6%	5.3%	$21,647	34.0%	$18,958	42.4%

Revenue. The table below sets forth, for the periods indicated the customer mix in revenue with related percentages of total revenue.

	Year ended June 30,
	2005		2004		2003
	(dollar amounts in thousands)
Department of Defense	$1,179,259	72.7%	$771,920	67.4%	$536,269	63.6%
Federal Civilian Agencies	350,886	21.6	301,706	26.3	241,490	28.6
Commercial	68,140	4.2	55,706	4.9	51,414	6.1
State and Local Government	24,777	1.5	16,453	1.4	13,965	1.7

Total	$1,623,062	100.0%	$1,145,785	100.0%	$843,138	100.0%

For the year ended June 30, 2005, the Company’s total revenue increased by $477.3 million, or 41.7 percent. Approximately 16.0 percent, or $183.1 million, of revenue growth was organic and across a broad base of Department of Defense (DoD), intelligence, and federal civilian agency customers. The remaining 25.7 percent, or $294.2 million, was from acquisitions completed in FY2004. This growth is primarily from the demand of the Company’s federal customers for services and solutions. This demand is driven by the Company’s support of mission-critical needs of its Army, Navy and Intelligence community customers. During FY2004 total revenue increased by $302.6 million, or 35.9 percent. The revenue increase resulted primarily from continuing growth in the Company’s systems integration, engineering services and knowledge management offerings of its domestic operations and the successful integration of four acquisitions that broadened the Company’s portfolio of solutions offerings.

Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue growth. The Company’s acquisitions accounted for $294.2 million and $176.2 million of the revenue growth for FY2005 and FY2004, respectively, as follows:

Business Acquired	2005	2004
AMS Defense & Intelligence Group (D&IG)	$244.4	$40.3
CMS	31.8	13.1
C-CUBED	14.4	35.7
MTL	3.6	2.5
PTG	—	64.9
Acton Burnell	—	12.7
ATS	—	4.8
Condor	—	2.2

Total	$294.2	$176.2

Revenue from DoD customers increased 52.8 percent, or $407.3 million, to approximately $1.2 billion for FY2005 as compared to FY2004. The aforementioned acquisitions accounted for approximately 56.3 percent of this growth, contributing $229.4 million. The Company’s work with the US Army, its largest customer, is driven by the need to support the warfighter in Iraq, particularly through its support of tactical military intelligence, communications and logistics. The Company’s work with the U.S. Navy remains strong, with increased levels of work coming through the Seaport Enhanced contract vehicle, and from its growing presence in supporting Naval Aviation. In the DoD financial management practice, the Company continued to expand its ability to deliver enhanced services and solutions, positioning itself to participate in the modernization of legacy business systems. DoD revenue growth in FY2004 of 43.9 percent, or $235.7 million, was driven by the above referenced acquisitions as well as the increased demand for mission-critical support from customers such as strategic and tactical organizations in the military intelligence community, the U.S. Army Intelligence and Security Command, the U.S. Army’s Communications Electronics Command, and the U.S. Navy’s Space and Warfare Command.

Revenue from federal civilian agencies increased $49.2 million, or 16.3 percent, to $350.9 million for FY2005 as compared to FY2004. Acquisitions accounted for all of the increase in this area. The primary growth drivers were analysis and systems support of intelligence agencies and transformation work performed by the Company’s Defense and Intelligence Group. Approximately 26.4 percent of federal civilian agency revenue for the year was derived from Department of Justice (DoJ), for whom the Company provides litigation support services and maintains a debt collection system. Revenue from DoJ was $92.7 million, $108.3 million and $94.4 million in FY2005, FY2004 and FY2003, respectively. The decrease in revenue from FY2004 to FY2005 was due to a realignment of the federal government’s spending priorities. In FY2004, as compared to FY2003, DoJ accounted for 23.0 percent or $13.9 million of the revenue growth within federal civilian agencies. During the same period the Company also experienced increased revenue growth due to higher volumes of work from customers such as the Department of Veterans Affairs (VA), the Social Security Administration and other Federal Civilian Agencies.

Commercial revenue increased 22.3 percent, or $12.4 million, to $68.1 million in FY2005 as compared to FY2004. Commercial revenue is derived from both international and domestic operations. In FY2005, international operations accounted for 81.9 percent, or $55.8 million, of the total commercial revenue while the domestic operations accounted for 18.1 percent, or $12.3 million. The increase in commercial revenue was primarily from the international operations within the United Kingdom (UK), which increased by 20.5 percent, or $9.5 million. The UK growth came from its marketing systems group that supplies demographic software and data services, and its software services business particularly in the retail and telecommunications sectors. The UK operations also benefited with a favorable foreign exchange movement. The balance of the increase in Commercial revenue was from the domestic operations, and specifically Commercial revenue earned by D&IG. Commercial revenue increased 8.3 percent, or $4.3 million, in FY2004 as compared to FY2003. Again, the increase was primarily from the Company’s international operations within the UK.

Revenue from State and Local Governments increased by 50.6 percent, or $8.3 million, to $24.8 million for the year ended June 30, 2005 as compared to the same period a year ago. Approximately one-third of this increase or $2.7 million can be attributed to the March 1, 2004 acquisition of CMS. The balance of the $5.6 million of growth was from an increased demand for information technology services that were provided across a number of states. In FY2004 as compared to FY2003, revenue from State and Local Governments increased by 17.8 percent or $2.5 million. Almost half of this increase was attributed to acquisition activity. Revenue from Local Governments represented 1.5 percent and 1.4 percent of the Company’s total revenue in FY2005 and FY2004. The Company’s continued and expanded focus on DoD and federal civilian agency opportunities has resulted in a reduced emphasis on State and Local Governments business.

Income from Operations. Operating income increased 44.3 percent, or $46.4 million, in FY2005 as compared to the same period a year ago. Operating margin in FY2005 improved to 9.3 percent from 9.1 percent a year earlier. This improvement was driven by the higher margins provided by D&IG, economies of scale related with acquisitions, and the continued growth from higher-margin national security and intelligence work. The Company was able to improve operating margins despite incurring significant costs related to the implementation of Sarbanes-Oxley, legal costs related to operations in Iraq, and non-cash charges related with the expensing of Restricted Stock Units (RSUs). In FY2004, as compared to FY2003, operating income increased 48.7 percent, or $34.3 million. The Company’s growth in operating margin was driven primarily by operational cost synergies associated with acquisitions and a favorable mix of business.

During the last three years, as a percentage of revenue, total direct costs were 62.8 percent, 61.8 percent and 61.4 percent, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontract costs and travel expenses. Other direct costs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The largest component of direct costs, direct labor, was $490.4 million, $346.2 million and $251.6 million in FY2005, FY2004 and FY2003, respectively. The increase in direct labor during the last three fiscal years is attributable to the internal growth in the Company’s federal government business both in the DoD and federal civilian agencies as well as from the previously mentioned acquisition activities. Other direct costs were $529.1 million, $362.2 million and $266.3 million in FY2005, FY2004, and FY2003, respectively. The year over year increase was primarily the result of increased volume of tasking across system integration, knowledge management and engineering services including the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor and other discretionary costs. Many of these expenses are highly variable and have grown in dollar volume generally in proportion to the growth in revenue. As a percentage of revenue, indirect costs and selling expenses were 25.9 percent, 27.4 percent and 28.8 percent for FY2005, FY2004 and FY2003, respectively. The decrease in percentage over the prior two fiscal years in primarily from cost synergies associated with acquisitions.

Depreciation and amortization increased 68.2 percent, or $13.0 million, in FY2005 as compared to FY2004. Approximately 84.7 percent, or $11.0 million, of the increase was attributable to the intangible amortization of assets acquired in the most recent acquisitions, primarily that of the May 1, 2004 acquisition of the D&IG. The balance of the increase of approximately $2.0 million was primarily for new capital expenditures and building improvements to support on-going business. In FY2004, as compared to FY2003, depreciation and amortization increased by 51.0 percent, or $6.4 million primarily for the same reasons as stated above.

The Company incurred net interest expense of $14.8 million and $1.8 million during FY2005 and FY2004, respectively. The majority of this increase was due to a full year of interest costs relating to the Company’s borrowings in May 2004, of $422.6 million under its credit facility which was used to finance the purchase of the D&IG. As of June 30, 2005, the Company’s outstanding borrowing under this line of credit was $345.6 million. The Company is required to repay a minimum of $3.5 million annually under the terms of its credit facility. For FY2004, the Company incurred approximately two months of interest under the credit facility described above. Prior to May 2004, the Company was able to fund its operations from proceeds received from its March 2002 secondary offering, available cash and equivalents and short-term marketable securities, and operating cash flows.

The effective income tax rates in FY2005, FY2004 and FY2003, were 37.4 percent, 38.1 percent and 37.7 percent, respectively, which differed from the federal statutory rate of 35.0 percent primarily due to state and local income taxes and certain non-deductible expenses.

Quarterly Financial Information

Quarterly financial data for the two most recent fiscal years is provided in Note 23 to the Company’s Consolidated Financial Statements contained in this report.

Effects of Inflation

Based on the Company’s contract mix reported for FY2005, approximately 25 percent of the Company’s business is conducted under cost-reimbursable contracts which automatically adjust revenue to cover costs that are affected by inflation. Approximately 57 percent of revenue is earned under time-and-material contracts, where labor rates for many of the services provided under time-and-material contracts, are often fixed for several years. Under certain time-and-material contracts containing indefinite-delivery, indefinite-quantity procurement arrangements, the Company does adjust labor rates annually as permitted. The remaining portion of the Company’s business is fixed-price and may span multiple years. The Company generally has been able to price its time-and-materials and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations, and its available credit facilities, have provided adequate liquidity and working capital to fund the Company’s operational needs. Cash flows from operations totaled $137.0 million, $75.8 million and $75.9 million for the years ended June 30, 2005, 2004 and 2003, respectively.

Between March 2002 and May 2004, the principal source of liquidity and capital to fund business acquisitions were the proceeds from the Company’s March 2002 offering of 4.9 million shares of common stock. The Company raised $161.5 million from this offering, and during the period between March 2002 and May 2004, invested approximately $170.2 million in the acquisition of eight businesses. Operating cash flows and borrowings under credit facilities were used to supplement the offering proceeds, as necessary, to fund the acquisition of these seven businesses.

To fund the acquisition of the D&IG, the Company entered into a $550 million credit facility (the 2004 Credit Facility), which includes a $200 million revolving credit facility (the revolving facility), and a $350 million institutional term loan (the term loan). The initial borrowings under the 2004 Credit Facility were $422.6 million, of which $345.6 million was outstanding under the term loan at June 30, 2005. During the year ended June 30, 2005, the Company received no advances from borrowings under the revolving facility, and repaid the revolving facility balance of $62.2 million that was outstanding at June 30, 2004.

The revolving facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200 million, with annual sublimits on amounts borrowed for acquisitions. The revolving facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the facility.

The term loan portion of the 2004 Credit Facility is a seven-year secured facility under which principal payments are due in quarterly installments of $0.875 million at the end of each fiscal quarter through March 2011, and the balance of $325.5 million is due in full on May 2, 2011.

Interest rates for both the revolving credit and term-loan borrowings are based on LIBOR, or the higher of the prime rate, or federal funds rate, plus applicable margins. Margin and unused fee rates are determined quarterly based on the Company’s leverage ratios. The Company is expected to operate within certain limits on leverage, net worth and fixed-charge coverage ratios throughout the term of the 2004 Credit Facility. The total costs associated with securing the 2004 Credit Facility were approximately $8.2 million, and are being amortized over the life of the 2004 Credit Facility.

In May 2005, the Company amended the 2004 Credit Facility by reducing the margins applicable to the LIBOR and prime and federal funds rate factors, and in June entered an interest rate swap agreement covering a portion of the outstanding term loan balance. The Company incurred approximately $0.5 million of fees to amend the 2004 Credit facility, which has been capitalized and is being amortized over the remaining term of the 2004 Credit Facility.

The Company also has amounts due under a lease agreement classified as a capital lease for reporting purposes, amounts due under a mortgage note payable, and maintains a line of credit facility in the United Kingdom. The total amount of reported principal due under the capital lease agreement and mortgage note payable was $1.6 million at June 30, 2005. The total amount available under the line-of-credit facility in the U.K., which is scheduled to expire in December 2005, is approximately $0.9 million. As of June 30, 2005, the Company had no borrowings under this facility.

Cash and equivalents were $133.0 million and $63.0 million as of June 30, 2005 and 2004, respectively. Working capital was $285.1 million and $208.2 million as of June 30, 2005 and 2004, respectively. The Company’s operating cash flow increased to $137.0 million for FY2005, as compared to $75.8 million for the year ended June 30, 2004. The primary drivers behind the higher operating cash flow were the increase in revenues, which in turn was largely due to the May 2004 acquisition of the D&IG, and improvements in days-sales-outstanding (DSO). DSO decreased to 70 days as of June 30, 2005, from 88 days at the end of FY2004.

The Company used $16.6 million, and a net $496.7 million, of cash in investing activities for the years ended June 30, 2005 and 2004, respectively. The significant decrease in cash used for investing purposes during FY2005 was due primarily to reduced acquisition activity in FY2005. During FY 2005, the Company paid $3.7 million to acquire all of the stock of IMAJ, Ltd. In the United Kingdom, and made a $4.0 million earn-out payment in March 2005 related to its acquisition of CMS Information Services, Inc. in March 2004. There were no other acquisitions related payments made during FY2005. The Company invested $503.3 million during FY2004 to acquire businesses including the D&IG ($420.7 million), CMS Information Services, Inc. ($28.2 million), and C-CUBED Corporation ($36.2 million).

Purchases of office and computer related equipment of $8.8 million and $8.7 million in FY2005 and FY2004, respectively, accounted for the majority of the remaining funds used in investing activities. Cash flows used in investing activities during FY2004 were offset by cash proceeds of $15.4 million from the sale of marketable securities.

Cash used in financing activities totaled $50.5 million during FY2005, while net cash provided by financing activities totaled $408.7 million. During FY2004, the Company obtained $422.6 million of cash from the initial borrowings under its 2004 Credit Facility arranged to finance the acquisition of the D&IG. The cash provided by borrowings was offset in part by principal repayments of $10.4 million under the revolving credit facility, and the payment of $8.2 million of deferred financing costs. During FY2005, the Company repaid the remaining balance of $62.2 million of initial borrowings made under the revolving credit facility, and the scheduled $3.5 million of installments under the term loan.

Cash flows from financing activities continued to benefit from proceeds received from the exercise of stock options, and purchases of stock under the Company’s employee stock purchase plan. Proceeds from these activities totaled $23.6 million and $10.5 million during FY2005 and FY2004, respectively. These amounts were offset by cash used to purchase stock to fulfill obligations under the employee stock purchase plan. Cash used to acquire stock was $8.4 million and $4.9 million during FY2005 and FY2004, respectively.

On February 14, 2005, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission to sell up to $400 million of common stock, preferred stock, or debt securities from time to time in one or more public offerings. The registration statement was amended and became effective in May 2005. The net proceeds from any sale of the securities would be used for acquisitions and other general corporate purposes including repayment of debt, share repurchases, and capital expenditures.

The Company believes that the combination of internally generated funds, available bank borrowings, cash and cash equivalents on hand, will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, and other working capital requirements.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2005 that require the Company to make future cash payments:

	Payments Due By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(amounts in thousands)
Contractual Obligations:
Long-term debt(1)	$345,625	$3,500	$7,000	$7,000	$328,125
Capital lease obligations(2)	895	506	389	—	—
Operating leases(3)	176,241	32,939	56,051	38,781	48,470
Other long-term liabilities
Other notes payable(1)	877	141	89	100	547
Deferred compensation(4)	25,977	918	1,140	1,113	22,806

Total	$549,615	$38,004	$64,669	$46,994	$399,948

(1)	See Note 14 to the Company’s consolidated financial statements for additional information regarding debt and related matters.
(2)	The principal portion of capital lease obligations totaling $856 is included in the Company’s consolidated balance sheet at June 30, 2005.
(3)	See Note 15 to the Company’s consolidated financial statements for additional information regarding operating lease commitments.
(4)	The liability is offset by investment assets held by the plan provider to be reimbursed to the Company upon the distribution of the liability to the plan participant. See Note 19 to the Company’s consolidated financial statements for additional information regarding deferred compensation.

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

We derived 94.0 percent of our total revenue in FY2005 and 93.7 percent of our total revenue in FY2004 from federal government contracts, either as a prime contractor or a subcontractor. We derived 72.7 percent of our total revenue in FY2005 and 67.4 percent of our total revenue in FY2004 from contracts with agencies of the

DoD. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, with the General Services Administration, or any significant agency in the intelligence community or the DoD, or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could differ materially from those anticipated.

Our business could be adversely affected by the outcome of the various investigations/proceedings regarding our interrogation services work in Iraq.

Beginning in May 2004, press accounts disclosed an internal government report, the Taguba report, which contains information regarding the alleged mistreatment of Iraqi prisoners. The Taguba report alleges that one of our employees was involved with the alleged mistreatment. Another government report, the Jones/Fay Report, alleges that three of our employees, including the one identified in the Taguba Report, acted improperly in performing their assigned duties in Iraq. The Jones/Fay Report recommended that the information in the report regarding each of these employees be forwarded to the General Counsel of the United States Army for determination of whether each of them should be referred to the United States Department of Justice for prosecution, as well as forwarded to the contracting officer for appropriate contractual action.

Our preliminary investigation into these matters had already considered some of the allegations regarding the employees cited in the Jones/Fay Report, all of whom are no longer employed by us. That investigation, however, could not confirm the allegation of abuse contained in the Jones/Fay Report concerning one of the former employees and reached a different conclusion than the Jones/Fay Report regarding the allegation that another former employee placed a detainee in a stress position and permitted a photograph to be taken. The third of our former employees named in the Jones/Fay report, whose name was made public at the time of the illegally leaked Taguba Report, has been under careful consideration and review by us since May 2004. Despite attempts by our legal counsel to obtain information from the Government, to date we have not received any specific information confirming the allegations of wrongdoing made in the Taguba report about that former employee. In fact, our investigation uncovered praise about the high quality of his work from his supervisors and colleagues. The Jones/Fay Report contained other allegations that had not been previously communicated to us, and which we are now pursuing. Our investigation thus far has not produced information that supports these new Jones/Fay Report findings. We have cooperated and will continue to cooperate fully with the government regarding investigations arising out of interrogation services provided in Iraq.

In addition, we received a letter from the GSA Suspension and Debarment Official expressing concern that we may have misused a GSA schedule contract vehicle in connection with the contract to provide interrogators and affording us an opportunity to provide information and argument as to why it should remain eligible for further Government contracts. We provided information and presented an explanation to the GSA on June 14, 2004. After its review, GSA sent us a letter stating that it was not necessary to take any formal action to protect the interests of the government (that is, the GSA would not suspend or debar us) based on these matters. In the letter, the Suspension and Debarment Official informed us that he had provided the information to the GSA’s attorneys for review and would let us know if additional information was needed. GSA has not requested any further information.

We have never condoned, and will never condone, tolerate or endorse, any illegal or inappropriate behavior on the part of any employee when working on our behalf—but we will stand firmly by our employees and their right to be presumed innocent until there is verifiable information confirming that they have been involved in misconduct. If and when we receive verifiable information indicating any inappropriate or illegal behavior on the part of any employee, we will take swift and appropriate action to redress the matter.

The results of the investigations and proceedings regarding our interrogation services in Iraq could affect our relationships with our clients and could cause our actual results to differ materially from those anticipated.

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

Substantially all of our contracts and task orders with the federal government are awarded through a competitive bidding process. We expect that much of the business that we will seek in the foreseeable future will continue to be awarded through competitive bidding. Budgetary pressures and changes in the procurement process have caused many Government clients to increasingly purchase goods and services through indefinite delivery/indefinite quantity, or ID/IQ, contracts, GSA schedule contracts and other government-wide acquisition contracts. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenue under each such contract. In addition, in consideration of recent publicity regarding the practice of agencies awarding work under such contracts that is arguably outside their intended scope, both the GSA and the DoD have initiated programs aimed to ensure that all work fits properly within the scope of the contract under which it is awarded. The net effect of such programs may reduce the number of bidding opportunities available to us. Moreover, even if we are highly qualified to work on a particular new contract, we might not be awarded business because of the federal government’s policy and practice of maintaining a diverse contracting base.

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

We perform a portion of our engagements on a fixed-price basis. We derived 18.0 percent of our total revenue in FY2005 and 17.0 percent of our total revenue in FY2004 from fixed-price contracts. Fixed price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-material basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially from those anticipated.

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

At June 30, 2005, our backlog included both cost reimbursement and fixed-price contracts. Cost reimbursement contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may vary materially depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

Our international operations consist of our U.K.—based business which conducts the majority of its business in the United Kingdom. Our international operations comprised approximately 3.4% of our revenue in FY2004 and 4.0% of our revenue in FY2004. Our U.K.—based operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

Our U.K.-based operations are also subject to risks associated with operating a commercial, as opposed to a government contracting, business, including the effects of general economic conditions in the United Kingdom on the telecommunications, computer software and computer services sectors and the impact of more concentrated and intense competition for the reduced volume of work available in those sectors. Our revenue from this business grew during FY2005 over revenue from such business in FY2004 as a result of the continued recovery of the U.K. economy and the strengthening of the British pound. While we are marketing our services to clients in industries that are new to us, our efforts in that regard may be unsuccessful. Other factors that may adversely affect our international operations are a continued decline in the economy of the United Kingdom, difficulties relating to managing our business internationally, and multiple tax structures. Any of these factors could cause our actual results to differ materially from those anticipated.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The interest rates on both the institutional term loan and the revolving credit facility portion of the Company’s Credit Facility are affected by changes in market interest rates. The Company has the ability to manage these fluctuations in part, through interest rate swaps. A 1 percent change in interest rates on variable rate debt would have resulted in the Company’s interest expense fluctuating by approximately $3.7 million for the year ended June 30, 2005.

Approximately 3.4 percent and 4.0 percent of the Company’s total revenues in FY2005 and FY2004, respectively, were derived from customers of our international operations, primarily in the United Kingdom. The Company’s practice in its international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of June 30, 2005 the Company had approximately $16.0 million in cash held in pounds sterling in the United Kingdom. This allows the Company to better utilize its cash resources on behalf of its foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of CACI International Inc and subsidiaries are provided elsewhere in this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements with its independent registered public accounting firm on accounting principles, practices or financial statement disclosure during and through the date of the consolidated financial statements included in this report.

Item 9A. Controls and Procedures

A.	Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in the Exchange Act Ruling 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our periodic filings with the Security and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2005. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005.

B.	Internal Control Over Financial Reporting

The management of CACI International Inc is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), and for its assessment of the effectiveness of internal control over financial reporting.

The Company maintains internal controls over financial reporting that are designed to provide reasonable assurance regarding the reliability of financial reporting, and the preparation of financial statements. CACI International Inc’s internal control over financial reporting includes those policies and procedures that 1) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; 2) ensure the maintenance of records that accurately and fairly reflect the transactions of the Company; 3) ensure that receipts, expenditures and asset dispositions of the Company are made in accordance with director and management authorizations; and 4) provide reasonable assurance that Company assets are properly safeguarded.

With the participation of our CEO and CFO, we performed an evaluation of the effectiveness of the internal control over financial reporting to comply with the rules on internal control over financial reporting issued pursuant to the Sarbanes-Oxley Act. Based on the evaluation procedures, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2005. In addition, our independent registered public accounting firm evaluated the effectiveness of the Company’s internal control over financial reporting, and audited management’s assessment of the Company’s internal control over financial reporting. Both management’s reports on the effectiveness of internal control over financial reporting, and the independent auditors’ report on management’s assessment, are included in Part II of this report.

C.	Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, an evaluation was also performed of any changes in our internal control procedures over financial reporting that occurred during the Company’s last fiscal quarter. Based on this evaluation, management determined there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10. Officers, Directors and Executive Officers of the Registrants

Audit Committee and Financial Expert

The Board of Directors has determined that the Company has at least one audit committee financial expert serving on its Audit Committee—Director Richard L. Leatherwood. Mr. Leatherwood is “independent” as that term is used in Schedule 14A, Item 7(d) (3) (iv) under the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. That code, our Code of Ethics and Business Conduct Standards, can be found posted on the Company’s website at www.caci.com and a printed copy of such code will be furnished to any shareholder who requests one.

Corporate Governance Guidelines

The Company has adopted a set of corporate governance guidelines in accordance with the requirements of the Section 303A of the New York Stock Exchange Listed Company Manual. Those guidelines can be found posted on the Company’s website at http://www.caci.com and a printed copy will be furnished to any shareholder who requests a copy.

Item 11. Executive Compensation

The information required by this Item 11 is included in the text and tables under the caption Executive Officer Compensation in the Company’s 2005 Proxy Statement, for the annual meeting to be held with respect to the fiscal year ended June 30, 2005.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The information required by this Item 12 is included under the headings Security Ownership of Certain Beneficial Owners and Management, in the Company’s 2005 Proxy Statement, for the annual meeting to be held with respect to the fiscal year ended June 30, 2005.

Item 13. Certain Relationships And Related Transactions

The information required by Item 404 of Regulation S-K concerning certain relationships and related transactions is included under the caption “Transactions with Management and Others; Other Information”, in our 2005 Proxy Statement, for the annual meeting to be held with respect to the fiscal year ended June 30, 2005.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A concerning principal accounting fees and services is included under the caption “Fees Paid to Principal Accountants” in our 2005 Proxy Statement, for the annual meeting to be held with respect to the fiscal year ended June 30, 2005.

PART IV

Item 15. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this Report

1.	Financial Statements

A.	Management Report on Internal Control over Financial Reporting

B.	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

C.	Report of Independent Registered Public Accounting Firm

D.	Consolidated Statements of Operations for the year ended June 30, 2005, 2004 and 2003

E.	Consolidated Balance Sheets as of June 30, 2005 and 2004

F.	Consolidated Statements of Cash Flows for the year ended June 30, 2005, 2004 and 2003

G	Consolidated Statements of Shareholders’ Equity for the year ended June 30, 2005, 2004 and 2003

H.	Consolidated Statements of Comprehensive Income for the year ended June 30, 2005, 2004 and 2003

I.	Notes to Consolidated Financial Statements

2.	Supplementary Financial Data.

Schedule II—Valuation and Qualifying Accounts for the year ended June 30, 2005, 2004 and 2003

(b)	Exhibits

(3)	Articles of Incorporation and By-laws:

3.1	Certificate of Incorporation of the Registrant, as amended to date, is incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.

3.2	By-laws of the Registrant, as amended to date, is incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.

(4)	Instruments Defining the Rights of Security Holders:

4.1	Clause FOURTH of the Registrant’s Certificate of Incorporation, incorporated above as Exhibit 3.1.

4.2	The Rights Agreement incorporated below as Exhibit 10.16

(10)	Material Contracts:

10.1	Employment Agreement between the Registrant and Dr. J. P. London dated August 17, 1995, is incorporated by reference from Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.

10.2	The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registration Statement, as amended, on Form S-8 filed with the Commission on February 7, 2002.

10.3	The Revolving Credit Agreement dated February 4, 2002, between the Registrant, Bank of America, N.A. and a consortium of participating banks is incorporated by reference to the current report on Form 8-K filed with Securities and Exchange Commission on February 7, 2002.

10.4	The CACI $MART PLAN of the Registrant is incorporated by reference to the Registration Statement on Form S-8 filed with the Commission on July 1, 2002.

10.5	Form of Stock Option Agreement between Registrant and certain employees is incorporated by reference from the Form 10-K files with the Commission on September 27, 2002.

10.6	Form of Performance Accelerated Stock Option Agreement between Registrant and certain employees is incorporated by reference from the Form 10-K filed with the Commission on September 27, 2002.

10.7	The Asset Purchase Agreement dated July 3, 2002 between the Registrant, Condor Technology Solutions, Inc., CACI INC.—FEDERAL, Louden Associates, Inc., InVenture Group, Inc., MIS Technologies, Inc., and Federal Computer Corporation.*

10.8	The Agreement and Plan of Merger dated September 21, 2003 between the Registrant, CACI, INC.—FEDERAL, CACI Acquisition Corporation and Acton Burnell, Inc.*

10.9	The Stock Purchase Agreement dated February 20, 2003 between the Registrant, CACI INC.—FEDERAL, Applied Technology Solutions of Northern Virginia, Inc., Donna K. Alligood, Carol Carlson and Robert D. Walp.*

10.10	The Asset Purchase Agreement dated April 13, 2003 between the Registrant, CACI INC.—FEDERAL, CACI Premier Technology, Inc., Premier Technology Group, Inc., and Rajiv Bajawa.*

10.11	The Rights Agreement dated July 11, 2003 between the Registrant and American Stock Transfer & Trust Company is represented by reference from Exhibit 4.1 of the Current Registration Form 8-K filed with the Securities and Exchange Commission on July 11, 2003.

10.12	The 2002 Employee, Management, and Director Stock Purchase Plans of the Registrant are incorporated by reference from the Registration Statement on Form S-8 filed with the commission on March 28, 2003

10.13	The Stock Purchase Agreement dated as of September 22, 2003 by and among the Registrant, C-CUBED Corporation, CACI, INC.—FEDERAL and the stockholders of C-CUBED.*

10.14	The Stock Purchase Agreement dated as of February 12, 2004 by and among the Registrant, CMS Information Services, Inc. and CACI, INC.—FEDERAL.*

10.15	The Asset Purchase Agreement dated as of March 10, 2004 by and among Registrant, American Management Systems, Incorporated, CGI Group Inc., CACI, INC.—FEDERAL and Dagger Acquisition Corporation.*

10.16	The Credit Agreement dated May 3, 2004, between the Registrant, Bank of America, N.A. and a consortium of participating banks.*

10.17	First Amendment dated May 18, 2005 to the Credit Agreement dated May 3, 2004, between the Registrant, Bank of America, N.A. and a consortium of participating banks.*

* This agreement can be assessed through the Securities and Exchange Commission website at http://www.sec.gov.

(21)	The significant subsidiaries of the Registrant, as defined in Section 1-02(w) of regulation S-X, are:

CACI, INC.—FEDERAL, a Delaware Corporation

CACI, INC.—COMMERCIAL, a Delaware Corporation

CACI Limited, a United Kingdom Corporation

Automated Sciences Group, Inc., a Delaware Corporation

CACI Technologies, Inc., a Virginia Corporation

(also does business as “CACI Productions Group”)

CACI Dynamic Systems, Inc., a Virginia Corporation

CACI Premier Technology, Inc., a Delaware Corporation

CACI Systems, Inc., a Virginia Corporation

CACI Systems and Technology Ltd, a Canadian Corporation

CACI Enterprise Solutions, Inc., a Delaware Corporation

CACI CMS Information Solutions, Inc., a Virginia Corporation

R.M. Vredenburg & Co., a Virginia Corporation

(23.1)	Consent of Independent Registered Public Accounting Firm

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Report of Management on Internal Control Over Financial Reporting

September 9, 2005

To the Stockholders

CACI International Inc

The management of CACI International Inc is responsible for establishing and maintaining effective internal control over financial reporting, and for assessing the effectiveness of internal control over financial reporting. Management maintains a comprehensive system of internal controls intended to ensure that transactions are executed in accordance with management’s authorization, that assets are safeguarded, and that financial records are reliable. CACI International Inc’s internal control system is designed to provide reasonable assurance to Company management and its Board of Directors regarding the preparation and fair presentation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of inherent limitations, internal control systems can provide only reasonable assurance with respect to financial statement preparation and presentation, and may not prevent or detect financial statement misstatements. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that existing controls may become inadequate because of changing conditions, or that the degree of compliance with existing policies and procedures may deteriorate.

With the participation of its Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2005.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included herein and has reported on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005.

/s/	/s/
Dr. J. P. London	Stephen L. Waechter
Chairman and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

Board of Directors and Stockholders

CACI International Inc

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that CACI International Inc maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CACI International Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that CACI International Inc maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CACI International Inc maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CACI International Inc as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended June 30, 2005 and our report dated September 9, 2005 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

McLean, Virginia

September 9, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CACI International Inc

We have audited the accompanying consolidated balance sheets of CACI International Inc, as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule for each of the three years in the period ended June 30, 2005, listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CACI International Inc at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the three years in the period ended June 30, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CACI International Inc’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2005, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

September 9, 2005

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Year ended June 30,
	2005	2004	2003
Revenue	$1,623,062	$1,145,785	$843,138
Costs and expenses:
Direct costs	1,019,474	708,371	517,975
Indirect costs and selling expenses	420,502	313,664	242,153
Depreciation and amortization	32,022	19,036	12,604

Total costs and expenses	1,471,998	1,041,071	772,732

Income from operations	151,064	104,714	70,406
Interest expense	16,898	2,986	1,274
Interest income	(2,133)	(1,203)	(2,648)

Income before income taxes	136,299	102,931	71,780
Income taxes	50,983	39,262	27,069

Net income	$85,316	$63,669	$44,711

Basic earnings per share	$2.88	$2.19	$1.56

Diluted earnings per share	$2.79	$2.13	$1.52

Weighted-average basic shares outstanding	29,675	29,051	28,647

Weighted-average diluted shares outstanding	30,564	29,877	29,425

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$132,965	$63,029
Marketable securities	—	515
Accounts receivable, net:
Billed	311,046	320,041
Unbilled	27,009	28,326

Total accounts receivable, net	338,055	348,367
Deferred income taxes	6,504	3,392
Prepaid expenses and other current assets	15,406	17,153

Total current assets	492,930	432,456

Goodwill	555,347	551,851
Intangible assets, net	81,259	99,624
Property and equipment, net	24,261	25,489
Supplemental retirement savings plan assets	24,805	18,570
Accounts receivable, long-term, net	10,529	9,438
Other long-term assets	15,029	16,876

Total assets	$1,204,160	$1,154,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,641	$20,829
Accounts payable	36,900	37,662
Income taxes payable	8,909	3,902
Accrued compensation and benefits	91,663	83,030
Other accrued expenses	67,631	78,838

Total current liabilities	208,744	224,261

Notes payable, long-term	342,861	391,401
Supplemental retirement savings plan obligations	25,059	19,321
Deferred income taxes	6,367	12,307
Other long-term obligations	8,941	8,742
Shareholders’ equity:
Common stock $.10 par value, 80,000 shares authorized, 37,807 and 36,956 shares issued and outstanding, respectively	3,781	3,696
Additional paid-in-capital	245,053	215,645
Retained earnings	383,459	298,143
Accumulated other comprehensive income	2,721	3,660
Treasury stock, at cost (7,813 and 7,815 shares, respectively)	(22,826)	(22,872)

Total shareholders’ equity	612,188	498,272

Total liabilities and shareholders’ equity	$1,204,160	$1,154,304

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended June 30,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85,316	$63,669	$44,711
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	32,022	19,036	12,604
Amortization of deferred financing costs	1,344	224	—
Stock based compensation expense	2,275	159	—
Loss on sale of property and equipment	—	—	5
Deferred income tax expense (benefit)	(9,045)	(7,078)	1,824
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	5,493	(42,491)	(22,595)
Prepaid expenses and other current assets	(1,390)	(9,728)	(8,706)
Accounts payable and other accrued expenses	(8,702)	18,512	18,209
Accrued compensation and benefits	8,293	26,300	8,190
Income taxes payable	14,359	(626)	11,519
Deferred rent expense	1,206	2,014	3,441
Supplemental retirement savings plan obligations and other long-term liabilities	5,875	5,824	6,686

Net cash provided by operating activities	137,046	75,815	75,888

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,793)	(8,703)	(10,634)
Cash paid for business acquisitions, net of cash acquired	(6,647)	(503,331)	(107,733)
Proceeds from sale of property and equipment	—	—	11
Purchase of marketable securities	—	(62)	(10,281)
Proceeds from sale of marketable securities	515	15,352	15,009
Other long-term assets	(1,634)	73	384

Net cash used in investing activities	(16,559)	(496,671)	(113,244)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing under credit facilities	—	422,575	6,372
Principal payments made under credit facilities	(65,729)	(11,250)	(31,372)
Payment of financing costs	—	(8,221)	—
Proceeds from employee stock purchase plans	7,261	3,495	—
Proceeds from exercise of stock options	16,351	6,967	3,603
Repurchases of common stock	(8,362)	(4,883)	(105)

Net cash provided by (used in) financing activities	(50,479)	408,683	(21,502)

Effect of exchange rate changes on cash and cash equivalents	(72)	1,467	1,544

Net increase (decrease) in cash and cash equivalents	69,936	(10,706)	(57,314)
Cash and cash equivalents, beginning of year	63,029	73,735	131,049

Cash and cash equivalents, end of year	$132,965	$63,029	$73,735

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$43,438	$48,101	$14,946

Cash paid for interest	$16,674	$289	$1,213

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Common stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
BALANCE, July 1, 2002	36,195	$3,620	$197,354	$189,763	$(2,561)	7,772	$(21,017)	$367,159
Net income	—	—	—	44,711	—	—	—	44,711
Exercise of stock options (including income tax benefit of $3,218)	314	31	6,790	—	—	2	(105)	6,716
Currency translation adjustment	—	—	—	—	2,949	—	—	2,949

BALANCE, June 30, 2003	36,509	3,651	204,144	234,474	388	7,774	(21,122)	421,535
Net income	—	—	—	63,669	—	—	—	63,669
Exercise of stock options (including income tax benefit of $5,141)	447	45	12,063	—	—	—	—	12,108
Stock-based compensation expense	—	—	159	—	—	—	—	159
Currency translation adjustment	—	—	—	—	3,272	—	—	3,272
Repurchase of common stock	—	—	(721)	—	—	110	(4,883)	(5,604)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(69)	3,133	3,133

BALANCE, June 30, 2004	36,956	$3,696	$215,645	$298,143	$3,660	7,815	$(22,872)	$498,272
Net income	—	—	—	85,316	—	—	—	85,316
Exercise of stock options (including income tax benefit of $12,922)	851	85	29,241	—	—	—	—	29,326
Stock-based compensation expense	—	—	2,275	—	—	—	—	2,275
Currency translation adjustment	—	—	—	—	(749)	—	—	(749)
Change in fair value of interest rate swap agreements	—	—	—	—	(190)	—	—	(190)
Repurchase of common stock	—	—	(2,108)	—	—	158	(8,477)	(10,585)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(160)	8,523	8,523

BALANCE, June 30, 2005	37,807	$3,781	$245,053	$383,459	$2,721	7,813	$(22,826)	$612,188

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Year ended June 30,
	2005	2004	2003
Net income	$85,316	$63,669	$44,711
Change in foreign currency translation adjustment	(749)	3,272	2,653
Change in fair value of interest rate swap agreements	(190)	—	296

Comprehensive income	$84,377	$66,941	$47,660

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands—except share and per share data)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Business Activities

CACI International Inc (the Company) is an international information systems and high technology services corporation. It primarily delivers information technology and communications solutions through four areas of expertise or service offerings: systems integration, managed network services, knowledge management and engineering services. The Company provides these services in support of U.S. national defense, intelligence and civilian agencies, agencies of foreign governments, state and local governments, and commercial enterprises.

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

Principles of Consolidation

The consolidated financial statements include the statements of CACI International Inc and its subsidiaries (collectively, the Company). All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2. BUSINESS SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide information technology and communications solutions through four major service offerings: systems integration, managed network services, knowledge management and engineering services. Its customers are primarily U.S. federal agencies. The Company also serves a number of agencies of foreign governments, various state and local governments, and customers in the commercial sector. The Company places employees in locations around the world in support of all clients.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Domestic Operations	International Operations	Total
Year Ended June 30, 2005
Revenue from external customers	$1,567,249	$55,813	$1,623,062
Interest expense	16,894	4	16,898
Income tax expense	49,528	1,455	50,983
Income before income taxes	131,681	4,618	136,299
Goodwill	549,321	6,026	555,347
Total assets	1,149,883	54,277	1,204,160
Capital expenditures	7,966	827	8,793
Depreciation and amortization	30,747	1,275	32,022

Year Ended June 30, 2004
Revenue from external customers	$1,099,454	$46,331	$1,145,785
Interest expense	2,858	128	2,986
Income tax expense	38,000	1,262	39,262
Income before income taxes	98,925	4,006	102,931
Goodwill	548,880	2,971	551,851
Total assets	1,104,551	49,753	1,154,304
Capital expenditures	7,806	897	8,703
Depreciation and amortization	17,790	1,246	19,036

Year Ended June 30, 2003
Revenue from external customers	$802,757	$40,381	$843,138
Interest expense	1,274	—	1,274
Income tax expense	25,668	1,401	27,069
Income before income taxes	67,331	4,449	71,780
Goodwill	179,756	2,557	182,313
Total assets	518,952	43,098	562,050
Capital expenditures	10,068	566	10,634
Depreciation and amortization	11,643	961	12,604

Customer Information

The Company earned approximately 94 percent, 94 percent and 92 percent of its revenue from the U.S. Government for the years ended June 30, 2005, 2004 and 2003, respectively. For the year ended June 30, 2005, the Company had one contract for technical engineering, fabrication and operations support for the United States Army that accounted for 7.9 percent of total revenue. In addition, 5.0 percent of the revenue for the year ended June 30, 2005, was derived from contracts with the United States Department of Justice. Revenue by customer sector was as follows:

	Year Ended June 30,
	2005	%	2004	%	2003	%
Department of Defense	$1,179,259	72.7%	$771,920	67.4%	$536,269	63.6%
Federal civilian	350,886	21.6%	301,706	26.3%	241,490	28.6%
Commercial	68,140	4.2%	55,706	4.9%	51,414	6.1%
State and local	24,777	1.5%	16,453	1.4%	13,965	1.7%

Total revenue	$1,623,062	100.0%	$1,145,785	100.0%	$843,138	100.0%

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Revenue is attributed to geographic areas based on the location of the assets producing the revenue and is disclosed above. The international operations amounts consist primarily of product and systems integration sales in the United Kingdom. Financial information relating to the Company’s operations by geographic area is as follows:

	Year Ended June 30
	2005	2004	2003
Revenue
Domestic	$1,567,249	$1,099,454	$802,757
International	55,813	46,331	40,381

Total revenue	$1,623,062	$1,145,785	$843,138

Net Assets
Domestic	$570,406	$498,272	$387,603
International	41,782	38,921	33,932

Total net assets	$612,188	$459,351	$421,535

NOTE 3. ACQUISITIONS

Year Ended June 30, 2005

In August 2004, the Company acquired all of the outstanding capital stock of IMAJ Consulting Limited (IMAJ), a U.K. based company that provides classical statistics and advanced intelligent system consulting services for various analytical projects. The purchase consideration was $3,700, of which $800 was allocated to goodwill, and $934 to other intangible assets. The intangible assets are being amortized on a straight-line basis over a 5-year period.

Year Ended June 30, 2004

On May 1, 2004, the Company completed the purchase of the Defense and Intelligence Group and related assets (the D&IG) of American Management Systems, Inc. (AMS). The D&IG provides the U.S. Government with business management solutions, including information technology and software design, for defense, intelligence and homeland security agencies in support of acquisition, financial management, logistics, warfighting and intelligence missions. The transaction was entered into with CGI Group Inc., which concurrently purchased all of the outstanding shares of AMS.

The total purchase price for the D&IG was $420,721, including $5,721 of transaction costs. The D&IG acquisition has been accounted for under the purchase method of accounting pursuant to the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, Business Combination (FAS 141). Under the provisions of FAS 141, the identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair value as of the date of the acquisition. Approximately $325,868 of the purchase price has been allocated to goodwill based on the excess of the purchase price over the $33,727 estimated fair value of tangible net assets acquired, and $60,976 of value assigned to identifiable intangible assets. The Company is amortizing substantially all such identifiable intangible assets over a weighted-average period of 8 years using an accelerated method. The D&IG contributed revenue of $40,282 for the period of May 1, 2004 to June 30, 2004.

The allocations of the total purchase consideration to net tangible assets, identifiable intangible assets, and goodwill reflect adjustments made during the year ended June 30, 2005, based on additional information made

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available during the year following the acquisition. Adjustments made during this period to the initial allocation of the purchase consideration as reported in the Company’s financial statements as of June 30, 2004, reduced the balance of goodwill acquired with the purchase of D&IG and reported as of June 30, 2004, by $2,912.

The Company may be required to pay additional consideration of up to $10,000 million based on the resolution of a disagreement involving the net worth of the D&IG (Note 17). Any additional amounts paid will be recorded as goodwill.

The Company also recognized a $7,000 deferred tax liability for purposes of allocating the total purchase consideration to the net assets acquired. This deferred tax liability represents the tax effect of the difference between the financial and income tax reporting basis of the estimated fair value of identifiable intangible assets of R. M. Vredenburg and Company, whose stock was acquired as part of the D&IG acquisition.

On March 1, 2004, the Company acquired all of the outstanding shares of CMS Information Services, Inc. (CMS). CMS headquartered in Vienna, Virginia, is an information technology consulting firm that serves government agencies, primarily in the national defense sector. CMS specializes in enterprise network solutions, enterprise financial management systems and software engineering and integration. The total purchase price was $28,076. Approximately $18,087 of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $6,948 estimated fair value of the net assets acquired and $3,041 of value assigned to identifiable intangible assets. The Company is amortizing substantially all such assets over a period of nine years. CMS contributed revenue of $13,147 for the period from March 1, 2004 to June 30, 2004.

On January 16, 2004, the Company purchased all of the outstanding stock of MTL Systems, Inc. (MTL). MTL, headquartered in Dayton, Ohio, provides engineering and integration services such as imagery technology, algorithm development and modeling and simulation for the Department of Defense. The total purchase price was $4,344, and $1,846 has been allocated to goodwill based on the excess of the purchase price over the $1,778 estimated fair value of the net assets acquired and $720 of value assigned to the identifiable intangible assets. The Company is amortizing these assets over a period of five years. MTL contributed revenue of $2,501 from January 16, 2004 to June 30, 2004.

On October 16, 2003, the Company acquired all of the outstanding stock of C-CUBED Corporation (C-CUBED). C-CUBED provides specialized services in support of C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance) initiatives to clients in the Department of Defense, federal, civilian, and intelligence communities. The total purchase price was $33,358, net of a $1,000 payment received for the sale of rights under a customer contract that had been acquired as part of the purchase of C-CUBED. Approximately $18,704 of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over $8,251 of estimated fair value of the net assets acquired, and $6,403 of value assigned to identifiable intangible assets. The Company is amortizing substantially all such intangible assets over a weighted-average period of six years. C-CUBED contributed revenue of $35,691 for the period from October 16, 2003 to June 30, 2004.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended June 30, 2003

On August 16, 2002, the Company acquired substantially all of the assets of the Government Solutions Division of Condor Technology Solutions, Inc. (Condor). The acquired Condor business complements the Company’s systems integration, knowledge management, data mining and purchasing systems solutions for federal clients. The total cash paid for Condor was $16,229. Approximately $10,296 of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $1,233 estimated fair value of net assets acquired, and $4,700 of value assigned to identifiable intangible assets. The Company is amortizing substantially all such identifiable intangible assets over a period of ten years. Condor contributed revenue of $15,185 for the period from August 16, 2002 to June 30, 2003.

On October 16, 2002, the Company acquired all of the outstanding capital stock of Acton Burnell, Inc., an information technology company providing systems integration, knowledge management, manpower readiness and training, and financial systems solutions for the federal government. The total purchase price for Acton Burnell, Inc., was $29,400. Approximately $17,580 of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $7,865 estimated fair value of net assets acquired, $6,299 of value assigned to identifiable intangible assets, less $2,344 of deferred tax liabilities related to identifiable intangible assets. The Company is amortizing substantially all such identifiable intangible assets over a period of ten years. Acton Burnell, Inc. contributed revenue of $26,355 the period from October 16, 2002 to June 30, 2003.

On February 28, 2003, the Company purchased all of the outstanding capital stock of Applied Technology Solutions of Northern Virginia, Inc. (ATS), an information technology company serving clients in the national intelligence community. The total cash paid for ATS was $13,135. Approximately $9,591 of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $1,344 estimated fair value of net assets acquired and the $2,200 value assigned to identifiable intangible assets. The Company is amortizing substantially all such identifiable intangible assets over a weighted-average life of seven years. ATS contributed revenue of $2,716 for the period from February 28, 2003 to June 30, 2003. The Company has made a 338(h)(10) election related to the ATS acquisition, which allows the acquisition to be treated as an asset purchase for income tax purposes.

On May 15, 2003, the Company acquired substantially all of the assets of Premier Technology Group, Inc. (PTG). PTG, headquartered in Fairfax, Virginia, provided professional services to clients in the Department of Defense and the intelligence community. The total purchase price for PTG was $50,475, including a $4,000 earn-out payment made in April 2005 in accordance with “successful continuation” of business terms provided for in the purchase agreement. Approximately $23,424 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $12,311 estimated fair value of net assets acquired and $14,740 of value assigned to identifiable assets. The Company is amortizing the identifiable intangible assets over a weighted-average period of years. PTG contributed revenue of $5,205 for the period from May 15, 2003 to June 30, 2003.

On June 6, 2003, the Company acquired all of the outstanding capital stock of Rochester Information Systems Ltd (RISys), a company in the United Kingdom which specializes in the development and implementation of enterprise information solutions for UK based health, education and local government organizations. To date, $1,633 has been paid in cash for RISys, and under the terms of the agreement, the Company may pay another $197 if certain performance targets are achieved.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Information (unaudited)

The following unaudited pro forma combined condensed statement of operations information sets forth the consolidated revenue, net income and diluted earnings per share of the Company for the years ended June 30, 2004 and as if each of the above-mentioned acquisitions completed during the years ended June 30, 2004 and 2003 had occurred as of July 1, 2002. Information regarding the pro-forma effects of the August 2004 acquisition of IMAJ in has not been presented for the year ended June 30, 2005, as the effects are not significant. This unaudited pro forma information does not purport to be indicative of the actual results that would have occurred if the acquisitions had actually been completed on July 1, 2002:

	Year Ended June 30,
	2004	2003
Revenue	$1,408,760	$1,197,744
Net income	94,279	78,348
Diluted earnings per share	3.16	2.66

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company generates its revenue from three different types of contractual arrangements: cost-plus-fee contracts; time and materials contracts; and fixed price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus an estimate of the applicable fees earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion of the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, and that are subject to the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance. For such cost-plus-fee contracts subject to the provisions of U.S. Securities & Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), the Company recognizes the relevant portion of the fee upon customer approval. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered plus expenses incurred.

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

A significant portion of the Company’s fixed price-completion contracts involve the design and development of complex, client systems. For these contracts that are within the scope of (SOP 81-1), revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs. For fixed price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized ratably over the service period. The Company’s fixed price license agreements and related services contracts are primarily executed in its international operations. As the agreements to deliver software require significant production, modification or customization of software, revenue is recognized using the contract accounting guidance of SOP 81-1. For agreements to deliver data under license and related services, revenue is recognized as the data is delivered and services are performed. Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To be amended to clearly describe SOP 81-1 vs. SAB 104 guidance and add wording for EITF 00-21

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of allowable indirect costs Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, the Company applies judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for the Company to assess anticipated performance. Estimates of award fees for certain contracts are also a factor in estimating revenue and profit rates based on actual and anticipated awards.

In November 2002, the Emerging Issues Task Force (EITF) issued a final consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (Issue 00-21). Issue 00-21 provides guidance on how and when to recognize revenues from arrangements requiring delivery of more than one product or service. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. To the extent that a deliverable is part of an arrangement that is within the scope of other existing higher-level authoritative literature, Issue 00-21 does not apply. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.

The Company’s U.S. Government contracts (approximately 94 percent of total revenue in 2005) are subject to subsequent government audit of direct and indirect costs. Incurred cost audits have been completed through June 30, 2001. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or fewer on their trade date to be cash equivalents. The Company classifies investments with an original maturity of more than three months, but less than twelve months on their trade date as short-term marketable securities.

Investments in Marketable Securities

From time to time the Company invests in marketable securities that are classified as available-for-sale using the accounting guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are reported at fair value. Unrealized gains and losses as a result of changes in fair value of the available-for-sale investments are recorded as a separate component within the accumulated on the comprehensive income in the accompanying consolidated balance sheets. If these securities were instead determined to be trading securities, any unrealized gains or losses would be reported in the consolidated statement of operations and would impact the net earnings.

The fair value of marketable securities is determined based on quoted market prices at the reporting date for those securities. The cost of securities sold is determined using the specific identification method. Premiums and discounts are amortized over the period from acquisition to maturity, and are included in investment income, along with interest and dividends.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of marketable securities is determined based on quoted market prices at the reporting date for those securities. The cost of securities sold is determined using the specific identification method. Premiums and discounts are amortized over the period from acquisition to maturity, and are included in investment income, along with interest and dividends.

Allowance For Doubtful Accounts

The Company establishes bad debt reserves against certain billed receivables based upon the latest information available to determine whether invoices are ultimately collectable. Whenever judgment is involved in determining the estimates, there is the potential for bad debt expense and the fair value of accounts receivable to be misstated. Given that the Company primarily serves the U.S. Government and that, in management’s opinion, the Company has sufficient controls in place to properly recognize revenue, the Company believes the risk to be relatively low that a misstatement of accounts receivable would have a material impact on its consolidated financial statements.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Effective July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (FAS 142), which establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. FAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (FAS 144).

FAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at least annually, utilizing a two-step methodology. The initial step requires the Company to assess whether indications of impairment exist. If indications of impairment are determined to exist, the second step of measuring impairment is performed, wherein the fair value of the relevant reporting unit is compared to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is impaired.

The Company performs its annual testing for impairment of goodwill and other intangible assets in connection with the preparation of its annual financial statements. Based on testing performed as of June 30, 2005, there were no indicators of impairment.

Long-Lived Assets (Excluding Goodwill)

The Company follows the provisions of FAS 144 in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. FAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes that the carrying values of its long-lived assets as of June 30, 2005 are fully realizable.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment is recorded at cost. Depreciation of equipment and furniture has been provided over the estimated useful life of the respective assets (ranging from three to seven years) using the straight-line method. The Company’s building is being depreciated over a twenty year period on a straight-line basis. Leasehold improvements are generally amortized using the straight-line method over the remaining lease term or the useful life of the improvements, whichever is shorter. Repairs and maintenance costs are expensed as incurred.

External Software Development Costs

Costs incurred in creating a software product to be sold or licensed are charged to expense when incurred as research and development expense until technological feasibility has been established for the software. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working software version. Thereafter, all such software development costs are capitalized and subsequently reported at the lower of unamortized cost or estimated net realizable value. Capitalized costs are amortized on a straight-line basis over the remaining estimated economic life of the product, which is approximately three years.

Internal Software Development Costs

The Company follows the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), as issued by the American Institute of Certified Public Accountants in accounting for development costs of software to be used internally. SOP 98-1 requires that both internal and external costs incurred to develop internal-use computer software during the application development stage be capitalized and subsequently amortized over the estimated economic useful life of the software. The Company amortizes such costs over periods ranging from 5 to 10 years.

Supplemental Retirement Savings Plan

The Company maintains a non-qualified deferred contribution supplemental retirement savings plan for certain key employees whereby participants may elect to defer and contribute a portion of their compensation, as permitted by the plan. The contributions made to and assets of the non-qualified plan are accounted for in accordance with the FASB Emerging Issue Task Force (EITF) Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Accounts are Held in a Rabbi Trust and Invested (EITF 97-14), and the underlying assets are held in a rabbi trust with investments directed by the respective employee.

A rabbi trust is a grantor trust established to fund compensation for a select group of management and the assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. As required by EITF 97-14, the assets held by the rabbi trusts which are classified as trading securities, are recorded at fair value in the consolidated financial statements as supplemental retirement savings plan assets, with a corresponding amount recorded as supplemental retirement savings plan obligations.

Deferred Financing Costs

Costs associated with obtaining the Company’s financing arrangements are deferred and amortized over the term of the financing arrangements using a method that approximates the effective interest method.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Income taxes are accounted for using the asset and liability method under SFAS No. 109, Accounting for Income Taxes (FAS 109), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities, and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. Estimates of the realizability of deferred tax assets are based on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Costs of Acquisitions

Costs incurred by legal, financial and other professional advisors that are directly related to successful acquisitions are capitalized as a cost of the acquisition, while costs incurred by the Company for unsuccessful or terminated acquisition opportunities are expensed when the Company determines that the opportunity will no longer be pursued. Costs incurred on anticipated acquisitions are deferred and are included in other long-term assets in the accompanying consolidated balance sheets.

Research and Development Costs

Company-sponsored research and development costs, including costs to develop proprietary software for external use prior to establishing technological feasibility, are expensed as incurred. Such expenses are included in indirect costs and selling expenses in the accompanying consolidated statements of operations.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at the exchange rate in effect on the reporting date, and income and expenses are translated at the weighted-average exchange rate during the period. The Company’s primary practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency fluctuations. The net effect of translation gains and losses is not included in determining net income, but is accumulated as a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in determining net income, but are insignificant. These costs are included as indirect costs and selling expenses in the accompanying consolidated statements of operations.

Earnings Per Share

Basic and diluted earnings per share are presented in conformity with SFAS No. 128, Earnings Per Share (FAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98). Basic earnings per share is computed using the sum of the weighted-average number of outstanding shares of common stock shares issued during the period and shares recognized during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share is computed in a manner similar to that used for basic earnings per share after giving effect to the dilutive effects of the exercise of stock options and the vesting of restricted stock units. Information about the weighted-average number of basic and diluted shares is presented in Note 21.

Derivative Instrument and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with the SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), as amended. Derivatives are

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized as either assets or liabilities in the consolidated balance sheet, and gains and losses are recognized based on changes in the fair values. Gains and losses on derivatives designated as a hedge, and deemed to be effective hedges, are deferred in accumulated other comprehensive income in the accompanying consolidated balance sheets, and then recognized upon contract completion. Gains and losses on derivatives that are not designated as a hedge, or that are not to be effective hedges, are recognized upon the change in fair values and are recorded in interest expense in the accompanying consolidated statements of operations. The classification of gains and losses resulting from the changes in fair values is dependent on the intended use of the derivative and its resulting designation. The Company uses the change in variable cash flow method to measure the effectiveness of its hedges.

From time to time the Company will enter interest rate swap agreements to manage exposure to fluctuations in rates on its variable rate debt. These agreements effectively allow the Company to exchange variable rate debt for fixed rate debt. The Company enters such derivative instrument agreements only to hedge cash flows. The Company does not hold or issue such financial instruments for trading purposes, nor is it a party to leveraged derivatives. As of June 30, 2005, the Company was party to two interest rate swap agreements (Note 14).

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.

The fair value of the Company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The fair value of the long-term debt approximates its carrying value at June 30, 2005. The fair value of the Company’s interest rate swap at June 30, 2005 was based on current market pricing models (Note 14).

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk include accounts receivable and cash and cash equivalents. Management believes that credit risk related to the Company’s accounts receivable is limited due to a large number of customers in differing segments and agencies of the U.S. government. Accounts receivable credit risk is also limited due to the creditworthiness of the U.S. government. Management believes the credit risk associated with the Company’s cash equivalents is limited due to the credit worthiness of the obligors of the investments underlying the cash equivalents.

Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income, net of tax, consisted of foreign currency translation adjustments and the changes in the market value and expiration of Company’s derivative instruments.

As of June 30, 2005, the ending accumulated other comprehensive income (loss), net of income tax effects, related to the foreign currency translation adjustment and the fair value of the interest rate swap was $2,911 and ($190), respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles that requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. The significant management estimates include estimated costs to complete fixed-price contracts, estimated award fees for contracts accounted for under SOP 81-1, amortization period for long-lived intangible assets, recoverability of long-lived assets, reserve for accounts receivable, fair value of options granted and loss contingencies. Actual results could differ from these estimates.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements in order to conform to the current presentation.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Compensation

For the fiscal periods through June 30, 2005, the Company has accounted for stock-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, as amended by FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation. Alternative guidance under SFAS No. 123, Accounting for Stock-Based Compensation (FAS 123), which required companies to determine the fair value of options at the time of grant and to recognize compensation expense over the service period, was an available alternative to APB 25 that the Company could have used to account for stock-based compensation. If the Company’s employee stock-based compensation had been accounted using the provisions of FAS 123, the pro-forma earnings would have been as follows:

	Year Ended June 30,
	2005	2004	2003
Net income, as reported	$85,316	$63,669	$44,711
Stock-based compensation expense, net of income tax benefit, included in net income, as reported.	1,399	99	—
Stock-based compensation expense under fair value method as applied to all equity awards, net of tax benefit	(6,990)	(6,054)	(4,726)

Pro-forma net income	$79,725	$57,714	$39,985

Basic earnings per share:
Earnings per share, as reported	$2.88	$2.19	$1.56
Incremental effect of stock-based compensation expense, net of tax benefit	(0.19)	(0.20)	(0.16)

Pro-forma earnings per share	$2.69	$1.99	$1.40

Diluted earnings per share:
Earnings per share, as reported	$2.79	$2.13	$1.52
Incremental effect of stock-based compensation expense, net of tax benefit	(0.18)	(0.20)	(0.16)

Pro-forma earnings per share	$2.61	$1.93	$1.36

The pro forma results shown above may not be indicative of the future results due to several factors including changes in the quantity of grants made, fluctuation in the Company’s stock price, significant interest rate changes, and forfeitures.

The weighted-average fair value of options granted during the year ended June 2005, 2004 and 2003 was $16.21, $11.89, and $20.33 respectively. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing method. The following significant assumptions were made in estimating the fair values:

	2005	2004	2003
Risk-free interest rates	3.36%-4.13%	2.48%-3.63%	3.05%-4.08%
Expected life in years	5	5	5
Expected volatility	34%-37%	33%-35%	47%-65%
Expected dividends	—	—	—

NOTE 5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (FAS 123R), which is effective for fiscal years beginning after June 15, 2005, and supersedes both FAS 123 and APB No. 25. FAS 123R requires that the costs of stock-based compensation of all equity-based awards to employees be measured at the date of grant, and recognized as expense over an appropriate period of service. Pro-forma disclosure of stock-based compensation expense in the footnotes to financial statements is no longer an alternative under FAS 123R. The Company will adopt the provisions of FAS 123R effective July 1, 2005, and estimates that the new accounting standard will reduce operating income, net income, and earnings per share. The Company is in the process of completing its evaluation regarding the effect FAS 123R is projected to have on the financial reporting of its income tax expense in future years, and expects to conclude on the method of implementation in September 2005.

In conjunction with its adoption of FAS 123R, the Company will also begin to recognize the expense associated with restricted stock units (RSU) and non-qualified stock options granted to employees that have reached, or are close to reaching, age 65, in accordance with Issue No. 19 of EITF Bulletin No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, (EITF 00-23, Issue 19). EITF 00-23 became effective in September 2000, and Issue 19 requires that the value of equity instruments awarded to employees that are eligible for retirement, and that contain terms which provide for immediate vesting upon retirement, be recognized in full upon grant. Issue 19 of EITF 00-23 also requires that the value of such equity instruments granted to employees nearing retirement age be recognized ratably over the period from the date of grant, to the date the grantee is eligible for retirement. Immediate recognition of expense (the non-substantive vesting method) is required under Issue 19 of EITF 00-23 even when the grantee has, or plans to, remain an employee of the Company beyond the eligible retirement age.

During the year-end June 30, 2004, the Company began to include a provision in RSU grants that provided for accelerated vesting upon retirement at or after age 65. The Company extended this accelerated vesting condition to grants of non-qualified stock options beginning July 1, 2004.

The Company has not, however, applied the non-substantive vesting method in recognizing compensation expense pertaining to RSUs in its consolidated financial statements for the years ended June 30, 2005 and 2004. Furthermore, the Company historically has not applied the provisions of Issue 19 of EITF 00-23 when disclosing, in the footnotes to its consolidated financial statements under the provisions of FAS 123, the pro-forma effect of stock-based compensation expense pertaining to stock options granted to those age 65 or older. Had the Company applied the non-substantive vesting method of EITF 00-23, the net income and basic and diluted earning per share for the year ended June 30, 2005, as reported, would have been affected by an insignificant amount. The provisions of Issue 19 of EITF 00-23 had no effect on the consolidated statement of operations for the year ended June 30, 2004, as the vesting of RSUs granted during this year ended June 30, 2004 will not qualify for accelerated vesting under the retirement terms of the grants.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro-forma effect that stock-based compensation expense would have had on net income, and basic and diluted earnings per share, had the Company recognized stock-based compensation expense in accordance with the provisions of FAS 123, but without giving effect to the provisions of Issue 19 of EITF 00-23, is presented in Note 4 above. Had the Company applied the provisions of Issue 19 of EITF 00-23 to its RSU expense and to disclosures of pro-forma net income and basic and diluted earnings per share, these amounts would have been affected as follows:

	Pro-Forma Amounts, As Disclosed Above	Effect of Retirement Vesting Provisions to RSU Expense Pro- Forma Stock-Based Compensation Expense	Pro-Forma Amounts As Adjusted
Net income	$79,725	$(1,366)	$78,359
Weighted-average earnings per share:
Basic	$2.69	$(0.05)	$2.64
Diluted	$2.61	$(0.04)	$2.57

Leasehold Improvements

In June 2005, the EITF issued Bulletin No. 05-6, Determining the Amortization Period of Leasehold Improvements (EITF 05-6). EITF 05-6 requires that leasehold improvements acquired in a business consideration be amortized over the lesser of the useful life of the assets, or a term that includes renewals that are reasonably assumed at the date of acquisition. This Standard also requires that leasehold improvements purchased significantly after the beginning of the lease term, but not contemplated at the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assumed at the date the leasehold improvements are purchased. The Company adopted EITF 05-6 and determined that its provisions did not have a material impact on the Company’s results of operations or financial condition.

NOTE 6. CASH AND CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES

Cash and cash equivalents and short-term marketable securities at June 30, 2005 and 2004, consisted of the following (cost approximated fair value):

	Cash and Cash Equivalents		Short-term Marketable Securities
	2005	2004	2004
Money market funds	$120,426	$48,499	$—
Cash	12,539	14,530	—
Common stock	—	—	515

Total cash and cash equivalents and marketable securities	$132,965	$63,029	$515

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. ACCOUNTS RECEIVABLE

Total accounts receivable are net of allowance for doubtful accounts of approximately $4,168 and $4,889 at June 30, 2005 and 2004, respectively. Accounts receivable consisted of the following:

	June 30,
	2005	2004
Billed receivables:
Billed receivables	$265,781	$269,808
Billable receivables at end of period	45,265	50,233

Total billed receivables	311,046	320,041

Unbilled receivables:
Unbilled pending receipt of contractual documents authorizing billing	27,009	28,326
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	10,529	9,438
Total unbilled receivables	37,538	37,764

Total accounts receivable	$348,584	$357,805

NOTE 8. GOODWILL

For the year ended June 30, 2005, goodwill increased primarily as a result of the acquisition of IMAJ, for which goodwill of $2,966 was recognized, and as a result of a $4,000 earn-out payment made in accordance with the provisions of the Company’s purchase agreement with Premier Technology Group, Inc. The goodwill balance was also affected by adjustments made during the year to the opening balance sheets of businesses acquired, by a $1,000 payment received for the sale of rights under a customer contract that had been acquired as part of the Company’s purchase of C-CUBED Corporation, and by $1,050 realized upon the sale of a division of D&IG.

Of the Company’s $555,347 of goodwill as of June 30, 2005, $443,230 is expected to be deductible for income tax purposes.

NOTE 9. INTANGIBLE ASSETS

Intangible assets related to customer contracts and programs acquired are as follows:

	June 30,
	2005	2004
Customer contracts and related customer relationships	$111,862	$110,928
Covenants not to compete	787	787
Other	742	742

Intangible assets	113,391	112,457
Less accumulated amortization	(32,132)	(12,833)

Total intangible assets, net	$81,259	$99,624

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets are being amortized over periods ranging from 6 to 120 months based on their estimated useful lives. The weighted-average period of amortization for the intangible assets as of June 30, 2005, is 7.7 years, and the weighted-average remaining period of amortization if 5.9 years. The intangible assets that resulted from the acquisition of the D&IG, as well as those acquired with other recent acquisitions. Amortization expense for the years ended June 30, 2005, 2004 and 2003 was $19,306, $8,158, and $2,805, respectively, and $31,075 and $12,126 of the of the accumulated amortization balances at June 30, 2005 and 2004, respectively, pertains to the customer contract and related customer relationships value. Expected amortization expense of customer contract value and the value of related customer relationships for each of the fiscal years through June 30, 2010, is as follows:

Amount
Year ended June 30, 2006	$18,089
Year ended June 30, 2007	16,781
Year ended June 30, 2008	13,979
Year ended June 30, 2009	12,242
Year ended June 30, 2010	10,616

NOTE 10. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,
	2005	2004
Equipment and furniture	$52,578	$51,265
Leasehold improvements	19,374	15,582
Building and land	479	479

Property and equipment, at cost	72,431	67,326
Less accumulated depreciation and amortization	(48,170)	(41,837)

Total property and equipment, net	$24,261	$25,489

Depreciation expense, including amortization of leasehold improvements as assets capitalized under capital lease agreements for the years ended June 30, 2005, 2004 and 2003 was approximately $10,198, $8,988 and $7,839, respectively. The net book value of property and equipment held under capital lease agreements was $824 at June 30, 2005.

NOTE 11. CAPITALIZED EXTERNAL SOFTWARE DEVELOPMENT COSTS

A summary of changes in external capitalized software development costs, including costs capitalized and amortized during each of the years in the three-year period ended June 30, 2005, is as follows:

	June 30,
	2005	2004	2003
Capitalized software development costs, beginning of year	$4,911	$1,914	$3,891
Capitalized development costs	1,699	—	47
Acquired development costs	—	4,946	—
Amortization	(2,349)	(1,949)	(2,024)

Capitalized software development costs, end of year	$4,261	$4,911	$1,914

The $4,946 of acquired development costs during the fiscal year ended June 30, 2004, pertains to software acquired in connection with the Company’s May 2004 purchase of the D&IG.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following:

	June 30,
	2005	2004
Accrued salaries and withholdings	$51,648	$49,371
Accrued leave	30,990	26,854
Accrued fringe benefits	9,025	6,805

Total accrued compensation and benefits	$91,663	$83,030

NOTE 13. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following:

	June 30,
	2005	2004
Contract loss reserves	$12,684	$32,285
Vendor obligations	32,751	26,999
Accrued sales and property taxes	3,982	2,903
Accrued interest	1,155	2,230
Deferred revenue	12,031	9,059
Other	5,028	5,362

Total other accrued expenses	$67,631	$78,838

The contract loss reserves include reserves to fulfill obligations under two fixed-price software development contracts acquired as part of the acquisition of the D&IG on May 1, 2004 (Note 3).

NOTE 14. LONG TERM DEBT

Long term debt consisted of the following:

	June 30,
	2005	2004
Bank credit facilities:
Revolving credit loans	$—	$62,200
Term loans	345,625	349,125
Mortgage note payable	777	815
Covenant not-to-compete note payable	100	90

Total long-term debt	$346,502	$412,230
Less current portion	(3,641)	(20,829)

Long-term debt, net of current portion	$342,861	$391,401

Effective May 3, 2004, concurrent with the acquisition of the D&IG, the Company entered a $550,000 credit facility (the 2004 Credit Facility), consisting of a $200,000 revolving credit facility (the revolving facility) and a $350,000 institutional term loan (the term loan). The 2004 Credit Facility also provides for stand-by letters of credit aggregating up to $25,000 that reduce the funds available under the revolving facility when issued.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revolving facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200,000, with an expiration date of May 2, 2009, and annual sub-limits on amounts borrowed for acquisitions. The revolving facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the revolving credit facility, based on its leverage ratio, as defined.

The term loan portion of the 2004 Credit Facility is a seven year secured facility under which principal payments are due in quarterly installments of $875 at the end of each fiscal quarter through March 2011, and the balance of $325,500 is due in full on May 2, 2011.

Borrowings under both the revolving facility and the term loan bear interest at rates based on LIBOR or the higher of the prime rate or federal funds rate plus 0.5 percent, as elected by the Company, plus applicable margins based on the net worth, leverage, and fixed charge coverage ratios as determined quarterly. To date, the Company has elected to apply LIBOR to outstanding borrowings. As of June 30, 2005, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the term loan facility was 4.12 percent.

The 2004 Credit Facility contains financial covenants that stipulate minimum amount of net worth, a maximum fixed-charge coverage ratio, and a maximum leverage ratio. Substantially all of the Company’s assets serve as collateral under the 2004 Credit Facility. As of June 30, 2005, the Company was in compliance with the financial covenants of the 2004 Credit Facility.

The Company capitalized $8,234 of debt issuance costs in May 2004 associated with the origination of the 2004 Credit Facility, consisting primarily of legal fees and underwriting fees paid to the administrative agent for the account of the lenders. The Company capitalized an additional $450 of financing cost to amend the 2004 Credit Facility in May 2005 by re-pricing the margins downward applied to the interest rate options. All debt financing costs are being amortized from the date incurred to the expiration date of the term loan. The unamortized balance of $7,108 at June 30, 2005, is included in other current and long-term assets.

Prior to entering the 2004 Credit Facility, the Company maintained a revolving credit facility (the 2002 Credit Facility) that permitted borrowings of up to $185,000, with a $75,000 sub-limit on borrowings made for acquisitions. Borrowings under the 2002 Credit Facility bore interest at rates based on LIBOR or the prime rate, as elected by the Company, plus applicable margins that were based on leverage, net worth and fixed charge ratios determined quarterly. The Company also paid fees for unused portions of the facility. There were no outstanding borrowings under the 2002 Credit Facility at May 3, 2004, at which time it was terminated and replaced with the 2004 Credit Facility.

Long-term debt as of June 30, 2005 also includes $776 due under a mortgage note payable agreement. The Company assumed obligations of the mortgage as part of its acquisition of MTL Systems, Inc. in January 2004. Long-term debt also includes $100 due under a covenant not-to-compete agreement. Outstanding balances under the mortgage note payable bear interest at 5.88 percent, and are secured by an interest in real property located in Dayton, Ohio.

Total interest expense, including amortization of the deferred financing costs, was $16,898, $2,986 and $1,274 during the year ended June 30, 2005, 2004, and 2003, respectively. A one percent increase in the effective interest rates on the Company’s debt would increase interest expense by $            .

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate maturities of long-term debt at June 30, 2005 are as follows:

Year ending June 30,
2006	$3,641
2007	3,543
2008	3,546
2009	3,549
2010	3,552
Thereafter	328,671

Total long-term debt	$346,502

As a condition of its 2004 Credit facility, in May 2005 the Company entered into two forward interest rate swap agreements under which it will exchange floating-rate interest payments for fixed-rate interest payments. The agreements cover a combined notional amount of debt totaling $98,000, provide for swap payments over a two-year period beginning in March 2006, and are settled on a quarterly basis. The weighted-average fixed interest rate provided by the agreements is 4.22 percent.

The Company accounts for its interest rate swap agreements under the provisions of FAS 133, and has determined that the two swap agreements qualify as effective hedges. Accordingly, the fair value of the swap agreement at June 30, 2005 of $306, net of an income tax benefit of $116, has been reported in other accrued expenses, and the change in fair value of $306, net of the income tax benefit, is reported as other comprehensive loss in the accompanying consolidated balance sheet. These amounts will be reclassified into interest expense as a yield adjustment in the period during which the related floating-rate interest is incurred.

NOTE 15. LEASES

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire primarily over the next nine years. Future minimum lease payments due under non-cancelable leases as of June 30, 2005, are as follows:

Year ended June 30:
2006	$33,445
2007	31,230
2008	25,209
2009	21,730
2010	17,052
Thereafter	48,470

Total minimum lease payments	$177,136

The minimum lease payments above are shown net of sublease rental income of $466 scheduled to be received under non-cancelable sublease agreements. The amounts above also include $895 due under capital lease arrangements covering office equipment, and that have an average effective interest rate of 4.67 percent. The principal portion of $856 of these non-cancelable future minimum lease payments is included in other current and other long-term liabilities.

Rent expense incurred from operating leases for the years ended June 30, 2005, 2004 and 2003 totaled approximately $35,941, $24,441, and $19,882, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at June 30, 2005:

	June 30,
	2005	2004
Deferred rent, net of current portion	$7,130	$5,968
Accrued post-retirement obligations	985	978
Other	826	1,796

Total other long-term obligations	$8,941	$8,742

Accrued post retirement obligations include projected liabilities for benefits the Company is obligated to provide under a long-term care, a group health, and an executive life insurance plan, each of which is unfunded. Plan benefits are provided to certain current and former executives, their dependants and other eligible employees, as defined. The other obligations of $826 and $1,796 at June 30, 2005 and 2004, respectively, include deferred revenue, sublease security deposits, and amounts due under lease agreements classified as capital leases.

NOTE 17. OTHER COMMITMENTS AND CONTINGENCIES

General Legal Matters

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Iraq Investigations

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

Subcontract Purchase Commitment

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available. Based upon that expectation, unit costs incurred to date have been recognized as direct costs at such lowest unit cost in the accompanying consolidated statements of operations. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be $1,720, which has not been recorded in the Company’s consolidated financial statements as of June 30, 2005.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

State Tax Contingency

The Company is currently under examination by the State of Indiana. The examination is for the period beginning June 30, 1991 and ending June 30, 2000, and focuses on whether the Company established a taxable presence in Indiana during the examination period. Management of the Company believes that it did not establish a taxable presence and is contesting the State’s conclusion vigorously. Management has accrued its best estimate of the exposure in this matter. The Company does not believe the outcome will have a material adverse effect on its consolidated financial statements.

D&IG Acquisition Arbitration

As part of its agreement to acquire the D&IG (Note 3), the Company agreed to pay additional consideration of up to $10,000 in cash if the net worth of the D&IG upon the closing of the transaction exceeded an amount as stipulated in the purchase agreement. During the year ended June 30, 2005, the Company and the seller of the D&IG have attempted to agree upon the net worth of the D&IG, but have failed to conclude due to a disagreement regarding the proper accounting treatment for certain contract costs. The Company and the seller have submitted the matter to an arbitrator, and expect to receive a ruling by December 31, 2005. If the Company receives an unfavorable ruling, it would be required to pay the additional consideration of up to $10,000, in which case any such payment would be recorded as additional goodwill in the accompanying consolidated financial statements.

NOTE 18. INCOME TAXES

The components of income tax expense are as follows:

	Year ended June 30,
	2005	2004	2003
Current:
Federal	$51,420	$41,453	$22,012
State and local	7,001	3,887	1,910
Foreign	1,607	1,000	1,323

Total current:	60,028	46,340	25,245

Deferred:
Federal	(7,690)	(6,564)	1,746
State and local	(1,035)	(394)	155
Foreign	(320)	(120)	(77)

Total deferred:	(9,045)	(7,078)	1,824

Total income tax expense	$50,983	$39,262	$27,069

The income tax expense differs from the amounts computed by applying the statutory U.S. income tax rate of 35 percent as a result of the following:

	Year ended June 30,
	2005	2004	2003
Expected tax expense computed at federal rate	$47,705	$36,026	$25,123
Nondeductable expenses	447	349	254
State and local taxes, net of federal benefit	3,070	2,271	1,341
Incremental effect of foreign tax rates	17	(29)	(35)
Foreign tax credits	(300)	—	—
Other	44	645	386

Total income tax expense	$50,983	$39,262	$27,069

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant deferred tax assets are presented below:

	June 30,
	2005	2004
Deferred tax assets:
Accrued vacation and other expenses	$12,287	$7,616
Deferred compensation and post-retirement obligations	11,255	7,202
Deferred rent	3,153	425
Depreciation	2,274	1,571
Foreign transactions	800	497
Other	188	377

Total deferred tax assets	29,957	17,688

Deferred tax liabilities:
Goodwill and other intangible assets	(25,022)	(18,863)
Unbilled revenue	(2,951)	(4,321)
Capitalized software	(1,616)	(2,591)
Other	(231)	(828)

Total deferred tax liabilities	(29,820)	(26,603)

Net deferred tax asset (liability)	$137	$(8,915)

U.S. income taxes have not been provided for with respect to undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. If such earnings were distributed to the United States, certain foreign tax credits would be available to reduce the associated tax liability.

NOTE 19. RETIREMENT SAVINGS PLANS

401(k) Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, the CACI $MART Plan (the 401(k) Plan). During the years ended June 30, 2004 and 2003, and for the six months ended December 31, 2004, employees could contribute up to 25 percent (subject to certain statutory limitations) of their total cash compensation. Beginning January 1, 2005, the deferred contribution limit, while still subject to statutory limits, was increased to 75 percent of cash compensation. The Company provides matching contributions equal to 50 percent employee contributions, a maximum matching contribution equal to 6 percent of each employee’s total calendar year cash compensation, as defined. The Company may also make discretionary profit sharing contributions to the 401(k) plan. Employee contributions vest immediately. Employer contributions vest in full after three years of employment.

Total Company contributions to the 401(k) Plan for the years ended June 30, 2005, 2004 and 2003 were $14,225, $10,652 and $8,050, respectively. The increase in Company contributions during the years ended June 30, 2005 and 2004 due primarily to the higher number of employees joining the Company from businesses acquired in recent years, including approximately 1,600 employees that joined the Company in connection with the acquisition of D&IG.

Supplemental Retirement Savings Plan

Effective July 1, 2000, the Company established the CACI International Inc Group Executive Retirement Plan (the Supplemental Savings Plan) whereby employees at the vice president level and above may voluntarily defer receiving up to 50 percent of their base cash compensation, and up to 100 percent of their cash bonus compensation. The compensation deferrals are contributed to the Supplemental Savings Plan, and are not subject to income taxes until they are distributed to the participant.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For employees who participate in the Supplemental Savings Plan, and whose annual compensation exceeds the statutory limit of the qualified plan (currently $210 per year), the Company contributes 5 percent of such excess to the participant’s account in the Supplemental Savings Plan. Each participant is fully vested immediately in his voluntary deferrals. Company contributions begin to vest after two years of service, and vest in 25 percent increments for each year of service thereafter. Upon termination or retirement, account balances are paid in lump sum or installments, as elected by the participants.

The Company maintains investment assets to offset the obligations under the Supplemental Savings Plan, and the changes in the value of the assets are included within indirect and selling expenses in the consolidated statement of operations. The increase in the asset balance of $6,655 during the year ended June 30, 2005 is due to participant compensation deferrals of $5,135, investment gains of $2,043, Company contributions of $683, and distributions of $1,208.

The Company incurred contribution expense for the Supplemental Savings Plan during the years ended June 30, 2005, 2004, and 2003, of $570, $541, and $422, respectively.

NOTE 20. STOCK PLANS

1996 Stock Incentive Plan

In 1996, the Company’s shareholders approved the Employee Stock Incentive Plan (the 1996 Plan), that permits the granting of shares of common stock, restricted stock units (RSUs), and incentive and non-qualified stock options. The number of shares originally authorized for grants under the 1996 Plan was 1,500,000. Over the years shareholders have voted to increase the total number of shares authorized for grants, and most recently approved an increase of 1,500,000 shares under the 1996 Plan in November 2004. As of June 30, 2005, a cumulative total of 7,450,000 shares were authorized and available for grant under the 1996 Plan. Cumulative grants of 6,603,586 non-qualified stock options and restricted stock units underlying shares authorized for the Plan have been awarded, and 1,255,479 of these awards have been forfeited, as of June 30, 2005. Equity grants forfeited under the plan become available for future grants.

Under the 1996 Plan, non-qualified stock options granted prior to January 1, 2004 lapse and are no longer exercisable if not exercised within ten years of the date of grant. Options and RSUs granted on or after January 1, 2004 have a term of seven years. For option grants made prior to July 1, 2004, grantees whose employment has terminated have 60 days after their termination date to exercise vested options, or forfeit their right to the options. Grantees whose employment is terminated due to death or permanent disability will vest in 100 percent of their option grants. Also, effective for grants made on or after July 1, 2004, grantees retiring on or after age 65 will vest in 100 percent of their option grants. The vesting provisions involving death, permanent disability and retirement at or after age 65 also pertain to all RSU grants. Unvested options and RSUs, and vested but unexercised options are forfeited and become available for future grants under the plan.

All awards granted under the 1996 Plan to date have been in the form of non-qualified stock options and RSU grants. Stock options vest ratably over a three or four year period, depending on the year of grant, and RSUs vest in full three years from the date of grant. The exercise prices of all non-qualified stock option grants have been set at the market price of the Company stock on the date of grant. Accordingly, no compensation cost has been recognized for stock option grants through June 30, 2005, as the Company accounted for its stock option grants under the guidance of APB No. 25. Effective June 30, 2005, the Company will adopt the provisions of FAS 123R, and will begin to recognize Stock-based compensation expense pertaining to non-qualified stock options.

During the year ended June 30, 2004, the Company began issuing RSUs under the 1996 Plan. All grants have been set at the market price of the Company stock on the date of the grant. The RSUs vest in full three years

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from the date of award, and compensation expense is recognized ratably over the vesting period. During the year ended June 30, 2005, the Company granted 156,666 RSUs with a weighted-average value per RSU of $42.98. During this same period, 27,577 RSUs were forfeited due to employee terminations.

Stock option activity and price information regarding options granted under the 1996 Stock Incentive Plan for each of the years in the three-year period ended June 30, 2005 is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding options, July 1, 2002	2,406,224	$7.50-37.10	$14.77
Options issued	506,500	36.13-38.68	36.65
Options exercised	(313,673)	8.16-21.40	11.42
Options cancelled	(15,997)	9.94-36.13	24.30

Outstanding options, June 30, 2003	2,583,054	$7.50-38.68	$19.40

Options exercisable, June 30, 2003	1,082,960	$7.50-38.68	$15.54

Options issued	727,000	34.10-49.34	35.06
Options exercised	(447,115)	8.16-36.13	15.58
Options cancelled	(106,764)	9.94-38.68	30.92

Outstanding options, June 30, 2004	2,756,175	$7.50-49.34	$22.70

Options exercisable, June 30, 2004	1,529,594	$7.50-49.34	$18.12

Options issued	498,834	40.00-64.36	42.97
Options exercised	(845,112)	8.16-46.77	19.59
Options cancelled	(163,949)	21.80-40.00	36.82

Outstanding options, June 30, 2005	2,245,948	$7.50-64.36	$28.44

Options exercisable, June 30, 2005	1,401,277	$7.50-64.36	$22.19

Information regarding the stock options outstanding and options exercisable as of June 30, 2005, is as follows:

	June 30, 2005
	Options Outstanding			Options Exercisable
Range of exercise prices:	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$0.00-$9.99	432,752	$8.65	3.73	432,752	$8.65
$10.00-$19.99	111,731	10.70	4.88	111,331	10.70
$20.00-$29.99	388,534	21.49	6.02	388,534	21.49
$30.00-$39.99	821,681	35.29	7.57	393,160	35.87
$40.00-$49.99	424,250	41.18	6.39	59,500	45.07
$50.00-$59.99	20,000	56.51	6.66	—	—
$60.00-$69.99	47,000	63.72	6.43	16,000	64.36

	2,245,948	$28.44	6.17	1,401,277	$22.19

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company customarily makes annual awards under the 1996 Plan during the first quarter of its fiscal year. For its fiscal year ending June 30, 2006, the Company made grants of equity instruments under the annual award program, including approximately 502,000 non-qualified stock options and 94,000 RSUs, effective August 17, 2005. Also effective August 15, 2005, the Company granted 249,000 non-qualified stock options and 17,000 RSUs to its newly hired president.

Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), Management Stock Purchase Plan (MSPP), and Director Stock Purchase Plan (DSPP) in November 2002, and implemented these plans beginning July 1, 2003. There are 500,000, 300,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively. These plans provide employees, management, and directors with an opportunity to acquire or increase ownership interest in the Company through the purchase of shares of the Company’s common stock, subject to certain terms and conditions.

For periods through June 30, 2005, the ESPP allowed eligible full-time employees to purchase shares of common stock at 85 percent of the lower of the fair market value of a share of common stock on the first or last day of the quarter. Eligible employees are provided the opportunity to acquire Company common stock once each quarter. The maximum number of shares that an eligible employee could purchase during any quarter was equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 85 percent of the lower of the fair market value of a share of common stock on the first or last day of the offering period.

Effective July 1, 2005, in connection with the adoption of FAS 123R, the Company amended the terms of the ESPP by reducing the discount at which employees could purchase stock from 15 percent to 5 percent of the fair market value. In addition, the feature whereby the discount was applied to the lower of the fair market value of a share of common stock at the beginning or end of a quarter was replaced with a requirement to apply the discount to the price of a share on the last day of each quarter.

The ESPP is a qualified plan under Section 423 of the Internal Revenue Code, and effective until June 30, 2005, the Company followed APB Opinion No. 25 for financial reporting purposes, and the provisions of SFAS No. 123 for disclosure purposes. Accordingly, no compensation expense has been recorded for shares acquired under the ESPP during the year ended June 30, 2005 and 2004.

As of June 30, 2005, participants have purchased 262,117 shares under the ESPP, at a weighted-average price per share of $39.74. Of these shares, 162,340 were purchased at a weighted-average price per share of $42.97 for the year ended June 30, 2005.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 30 percent of their annual bonus. The RSUs are awarded under the MSPP at 85 percent of the market price of the Company’s common stock on the date of the award, and vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs will be settled in shares of common stock. The Company has accounted for MSPP transactions in accordance with APB No. 25 for the year ended June 30, 2005 and 2004.

Beginning July 1, 2005, the Company will account for all stock-based compensation expense in accordance with the provisions of FAS 123R (Note 5), but does not expect that the adoption of FAS 123R will have a significant effect on the manner in which it recognizes expense pertaining to RSUs granted under the MSPP.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2005, there are 53,026 RSUs outstanding under the MSPP at a weighted-average price per share of $31.44. During the fiscal year ended June 30, 2005, the Company issued 34,537 RSUs at a weighted-average price per share of $34.00 per share, of which 6,493 have been forfeited due to employee terminations and resignations.

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 50 percent of their annual retainer fees. Vested RSUs will be settled in shares of common stock. As of June 30 2005, 2,776 RSUs had been issued under the DSPP at a weighted-average price per share of $42.44.

All stock purchase plans are administered by the Compensation Committee of the Board of Directors, and may require amendment before the end of calendar year 2005 as a result of the American Jobs Creation Act of 2004.

NOTE 21. EARNINGS PER SHARE

Earnings per share and the weighted-average number of diluted shares are computed as follows:

	Year ended June 30,
	2005	2004	2003
	(amounts in thousands, except per share data)
Net income	$85,316	$63,669	$44,711

Weighted-average number of basic shares outstanding during the period	29,675	29,051	28,647
Dilutive effect of stock options after application of treasury stock method	889	826	778

Weighted-average number of diluted shares outstanding during the period	30,564	29,877	29,425

Basic earnings per share	$2.88	$2.19	$1.56

Diluted earnings per share	$2.79	$2.13	$1.52

NOTE 22. COMMON STOCK DATA (UNAUDITED)

The ranges of high and low sales prices of the Company’s stock for each quarter during fiscal years ended June 30, 2005 and 2004 were as follows:

	2005		2004
Quarter	High	Low	High	Low
1st	$53.50	$38.13	$48.95	$33.46
2nd	$69.18	$52.60	$53.00	$42.83
3rd	$67.60	$50.50	$49.64	$41.10
4th	$67.60	$51.45	$48.45	$36.09

Since August 16, 2002, the Company’s stock has traded on the New York Stock Exchange under the ticker symbol, “CAI”.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 23. QUARTERLY FINANCIAL DATA (UNAUDITED)

This data is unaudited, but in the opinion of management includes and reflects, all adjustments that are normal and recurring in nature and necessary for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended June 30, 2005 and 2005 are presented below.

	Year ended June 30, 2005
	First	Second	Third	Fourth
Revenue	$388,653	$389,685	$414,946	$429,778
Income from operations	$35,589	$36,908	$38,306	$40,261
Net income	$19,762	$20,515	$21,636	$23,403
Basic earnings per share	$0.68	$0.69	$0.72	$0.78
Diluted earnings per share	$0.66	$0.67	$0.71	$0.76
Weighted-average shares:
Basic	29,175	29,660	29,913	29,963
Diluted	29,997	30,618	30,681	30,802

	Year ended June 30, 2004
	First	Second	Third	Fourth
Revenue	$235,745	$263,351	$288,411	$358,278
Income from operations	$20,565	$23,176	$25,212	$35,761
Net income	$12,966	$14,264	$15,762	$20,677
Basic earnings per share	$0.45	$0.49	$0.54	$0.71
Diluted earnings per share	$0.44	$0.48	$0.53	$0.69
Weighted-average shares:
Basic	28,858	29,081	29,126	29,140
Diluted	29,720	29,968	29,935	29,884

SCHEDULE II

CACI INTERNATIONAL INC

VALUATION AND QUALIFYING ACCOUNTS

FOR YEAR ENDED JUNE 30, 2005, 2004 AND 2003

(dollars in thousands)

Description	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2005
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$4,890	$207	$(903)	$(26)	$4,168

2004
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,390	$639	$(404)	$1,265	$4,890

2003
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,255	$442	$(790)	$483	$3,390

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 9th day of September 2005.

CACI International Inc
Registrant

Date: September 9, 2005	By:

/s/
Dr. J. P. London
Chairman of the Board, President Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ Dr. J. P. London	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	September 9, 2005

/s/ Stephen L. Waechter	Executive Vice President, Chief Financial officer and Treasurer (Principal Financial Officer)	September 9, 2005

/s/ S. Mark Monticelli	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	September 9, 2005

/s/ Herbert W. Anderson	Director	September 9, 2005

/s/ Michael J. Bayer	Director	September 9, 2005

/s/ Peter A. Derow	Director	September 9, 2005

/s/ Richard L. Leatherwood	Director	September 9, 2005

/s/ Barbara A. McNamara	Director	September 9, 2005

/s/ Arthur L. Money	Director	September 9, 2005

/s/ Dr. Warren R. Phillips	Director	September 9, 2005

/s/ Charles P. Revoile	Director	September 9, 2005

/s/ John M. Toups	Director	September 9, 2005

/s/ Larry D. Welch	Director	September 9, 2005