Form 10-K/A
period 2005-06-30
CACI INTERNATIONAL INC /DE/
filed 2005-09-21
CIK 16058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by checkmark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2004 was approximately $2,037,300,315.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of September 9, 2005: CACI International Inc Common Stock, $.10 par value, 30,108,125 shares.

Documents Incorporated by Reference

(1) The information required by Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K, is incorporated by reference from the definitive proxy statement for our 2005 Annual Meeting of Stockholders scheduled to be held November 17, 2005.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K is being filed to provide certain information that was inadvertently omitted from our original filing, to remove certain notations in the footnotes to the consolidated financial statements that were mistakenly included, to reclassify certain balances and report the effect of such reclassifications, and to clarify other immaterial disclosures. The changes made hereby are not, either individually or in the aggregate, material.

As a convenience to readers, we are re-filing our entire Annual Report on Form 10-K with this Amendment. No changes have been made to any report previously filed with our Form 10-K.

We draw your attention to the following changes, among those made hereby (dollar amounts in thousands):

•	On the cover sheet to the Form 10-K, we have changed the number of shares of our common stock outstanding at September 9, 2005 from 37,907,812 to 30,108,125. The higher number incorrectly included treasury stock.

•	In Item 3, “Legal Proceedings,” we have updated the status of our claim against the Defense Information Systems Agency; corrected our inadvertent omission of the amount of our judgment ($11,200) in the Delphinus case, and updated the status of the Ibrahim case, noting the dismissal of five counts in the complaint against us.

•	In the consolidated statements of shareholders’ equity, we originally reported a currency translation adjustment gain of $2,949 for the year ended June 30, 2003. In the Amendment, we have broken this into a currency translation adjustment of $2,653, and a change in fair value of an interest rate swap of $296. We also reported exercise of stock options of $6,716 for the year ended June 30, 2003. In the Amendment, we report exercise of stock options of $6,821, and repurchase of common stock of ($105).

•	In the consolidated statements of cash flows, we are amending the amounts reported for changes in accounts payable and other accrued expenses, and income taxes payable, solely to reflect the reclassification of provisions for various income tax matters from income taxes payable, to accounts payable and other accrued expenses. The reclassification and the effect on amounts reported for each of the years ended June 30, 2005, 2004, and 2003, are as follows:

	Year Ended June 30,
	2005	2004	2003
	(amounts in thousands)
Change in accounts payable and other accrued expenses, as reported	$(8,702)	$18,512	$18,209
Reclassifications of provision for income tax matters	(3,218)	2,053	265

Changes in accounts payable and other accrued expenses, as amended	$(11,920)	$20,565	$18,474

Change in income taxes payable, as reported	$14,359	$(626)	$11,519
Reclassifications of provision for income tax matters	3,218	(2,053)	(265)

Change in income taxes payable, as amended	$17,577	$(2,679)	$11,254

•	In Note 2 to the consolidated financial statements, under the heading “Geographic Information,” the amounts reported for the net assets of the domestic segment and total net assets as of June 30, 2004 were transposed, but are now corrected.

•	In Note 3 to the consolidated financial statements, the disclosure regarding the allocation of the purchase price of IMAJ Consulting Limited is amended to read: “The purchase consideration was $3,700, of which $2,966 was allocated to goodwill based on net liabilities assumed and $934 of value assigned to identifiable intangible assets.”

•	In Note 4 to the consolidated financial statements, text relating to EITF 00-21 that was merely a drafter’s note, together with a drafter’s note regarding SOP 81-1 and SAB 104, have been removed, as they were included in error.

•	At the end of Note 14 to the consolidated financial statements, the amount that a one percent change in the effective interest rate would have on interest expense for the year ended June 30, 2005 was mistakenly omitted. We deleted this sentence in the Amendment, as this information is provided in Part I, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk.”

There are several other immaterial changes consistent with the foregoing, including typographical errors and the omission or addition of immaterial information.

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

Throughout this Form 10-K, the Company incorporates by reference information from parts of other documents filed with the United States Securities and Exchange Commission (SEC). The SEC allows the Company to disclose important information by referring to it in this manner, and the public should review that information. Documents filed by the Company with the SEC can be viewed at www.sec.gov.

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

Recent Significant Acquisitions

During the past three fiscal years, the Company examined a number of opportunities and completed multiple acquisitions. Set forth below is a description of some of the most significant acquisitions during this period:

•	In May 2004, the Company completed the purchase of certain assets of the D&IG for $415 million, plus transaction costs. The D&IG provides the U.S. Government and other clients with business consulting services and solutions, including information technology and software design, for defense, intelligence and homeland security agencies in support of acquisition, financial management, logistics, war-fighting and intelligence missions.

•	In March 2004, the Company acquired all of the outstanding shares of CMS for $28.1 million. CMS specialized in enterprise network solutions, enterprise financial management systems and software and integration services primarily in the national defense sector.

•	In October 2003, the Company acquired all of the outstanding stock of C-CUBED for $32.2 million. C-CUBED provides specialized services in support of C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance) initiatives to clients in the DoD, federal, civilian, and intelligence communities, including network enterprise solutions, systems integration, integrated logistics support, combat systems and deep submergence engineering.

•	In May 2003, the Company acquired substantially all of the assets of PTG for $50.5 million. PTG provides professional services to clients in the DoD and the intelligence community, including intelligence analysis and security services, information technology training, program management and logistics.

•	In February 2003, the Company purchased all of the outstanding capital stock of Applied Technology Solutions of Northern Virginia, Inc. (ATS) for $13.1 million. ATS is an information technology company providing knowledge management, program management, network engineering and training to clients in the national intelligence community.

•	In October 2002, the Company acquired all of the outstanding capital stock of Acton Burnell, Inc., for $29.4 million. Acton Burnell, Inc. was an information technology company that provides systems integration, knowledge management, manpower readiness and training, and financial systems solutions for the federal government.

•	In August 2002, the Company acquired substantially all of the assets of the Government Solutions Division of Condor Technology Solutions, Inc. for $16.2 million. The acquired Condor business complements the Company’s systems integration, knowledge management, data mining and purchasing systems solutions for federal clients.

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

Interrogation Services

Between August 2004 and the date of this filing the Company provided interrogation services pursuant to a contract issued by the Army’s Wiesbaden Contracting Center (WCC). The original term of that contract ended on July 31, 2005, but the Company has continued to provide such services pursuant to an extension of that contract that expires on September 30, 2005. After the completion of that contract extension the Company will no longer be providing interrogation services.

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

Patents, Trademarks, Trade Secrets and Licenses

The Company owns 16 patents in the United States and 1 patent in Canada. While the Company believes its patents are valid, it does not consider that its business is dependent on patent protection in any material way. CACI claims copyright, trademark and other proprietary rights in a variety of intellectual property, including each of its proprietary computer software and data products and the related documentation. The Company presently owns 23 registered trademarks and service marks in the U.S. and 46 registered trademarks and service marks in other countries, primarily the U.K. All of the Company’s registered trademarks and service marks may be renewed indefinitely. In addition, the Company asserts copyrights in essentially all of its electronic and hard copy publications, its proprietary software and data products and in software produced at the expense of the U.S. Government, which rights can be maintained for up to 75 years. Because most of the Company’s business involves providing services to government entities, the Company’s operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although its operations make use of such protections and benefit from them as discriminators in competition. CACI is also a party to agreements that give it the right to distribute computer software, data and other products owned by other companies, and to receive income from such distribution. As a systems integrator, it is important that the Company maintain access to software, data and products supplied by such third parties, but the Company generally has experienced little difficulty in doing so. The durations of such agreements vary according to the terms of the agreements themselves.

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

CACI acquired certain real estate in Dayton, Ohio in connection with the purchase of MTL Systems, Inc. in January, 2004. The real estate consists of 2.6 acres, a 7,110 square foot garage, and a 36,360 square foot two-story office building.

Item 3. Legal Proceedings

Appeal of CACI International Inc, ASBCA No. 5305

Reference is made to Part I, Item 3, “Legal Proceedings”, in our Quarterly Report on Form 10-Q for the period ended March 31, 2005, for the most recently filed information concerning the appeal filed on September 27, 2000, with the Armed Services Board of Contract Appeals (ASBCA) challenging the Defense Information Systems Agency’s (DISA) denial of its claim for breach of contract damages. Our appeal seeks damages arising from DISA’s breach of a license agreement pursuant to which the Department of Defense agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by our wholly-owned subsidiary, CACI, INC.-FEDERAL, for the period from September 2, 1994 through April 22, 1998. The ASBCA held that the Government breached its contract, but determined that no damages flowed to the Company as a result of that breach.

Subsequent to the filing of our third quarter Form 10-Q, we filed a Notice of Appeal in the U.S. Court of Appeals for the Federal Circuit on July 28, 2005.

CACI Dynamics Systems, Inc. v. Delphinus Engineering, Inc., et al

Reference is made to Part I, Item 3, “Legal Proceedings” in our third quarter Form 10-Q for the most recently filed information concerning the suit filed on October 1, 2002 in the United States District Court for the Eastern District of Virginia against Delphinus Engineering, Inc., V. Allen Spicer and James R. Everett seeking damages and attorney’s fees arising from defendant’s efforts to move business from CACI to Delphinus.

Since the filing of our third quarter Form 10-Q, we have been seeking to collect a judgment in our favor in the amount of $11.2 million.

Saleh, et al. v. Titan Corp., et al, Case No. 04 CV 1143 R (NLS) (S.D. Cal. 2004)

Reference is made to Part I, Item 3, “Legal Proceedings” in our third quarter Form 10-Q for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of California against CACI International Inc, CACI INC.-FEDERAL, CACI N.V., and former CACI employee Stephen A. Stefanowicz, among other defendants, seeking a permanent injunction, declaratory relief, compensatory and punitive damages, treble damages and attorney’s fees arising from defendant’s alleged act against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of our third quarter Form 10-Q, on motion of the Plaintiffs, the Federal District Court for the Eastern District of Virginia ordered the case transferred to the Federal District Court for the District of Columbia. The defendants have filed a request for a Writ of Mandamus with the United States Court of Appeals for the Fourth Circuit seeking to set aside the transfer order. The parties are awaiting the decision of the Fourth Circuit.

Ibrahim, et al. v. Titan Corp., et al., Case No. 1:04-CV-01248-JR (D.D.C. 2004)

Reference is made to Part I, Item 3, “Legal Proceedings” in our third quarter Form 10-Q for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia against CACI International Inc, CACI INC.-FEDERAL, CACI N.V. and Titan Corporation, seeking compensatory and punitive damages for physical injury, emotional distress, and/or wrongful death allegedly suffered as a result defendants’ wrongful acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of our third quarter Form 10-Q, the United States District Court for the District of Columbia issued a Memorandum Opinion on August 12, 2005 dismissing five counts of plaintiffs’ amended complaint and giving plaintiffs leave to file a further amended complaint. The Court has scheduled a status conference in the case for September 16, 2005.

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

During the years ended June 30, 2002 and 2001, the Company reported results from two discontinued businesses. On January 6, 2002, the Company sold its domestic Marketing Systems Group to Environmental Research Systems Institute, Inc.’s subsidiary, ESRI Business Information Solutions. Effective with this sale, the results of the Marketing Systems Group have been reflected as discontinued operations in the statement of operations for the fiscal year ended June 30, 2002. The Company reported a loss from discontinued operations of $0.01 per basic and diluted share, and a loss on the disposal of discontinued operations of $0.05 per basic and diluted share, related to the disposal of the Marketing Systems Group, Inc.

During the year ended June 30, 2001, the Company recognized a gain of $1.5 million, or $0.07 per basic and diluted share, from the sale of the discontinued Comnet products business. There were no results of operations during the year ended June 30, 2001 as the operating activities of this discontinued operation were previously ceased.

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

A significant portion of the Company’s fixed price-completion contracts involve the design and development of complex client systems. For these contracts that are within the scope of SOP 81-1, revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs. For fixed price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized ratably over the service period. The Company’s fixed price license agreements and related services contracts are primarily executed in its international operations. As the agreements to deliver software require significant production, modification or customization of software, revenue is recognized using the contract accounting guidance of SOP 81-1. For agreements to deliver data under license and related services, revenue is recognized as the data is delivered and services are performed. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined.

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

Allowance For Doubtful Accounts

Management establishes bad debt reserves against certain billed receivables based upon the latest information available to determine whether invoices are ultimately collectible. Whenever judgment is involved in determining the estimates, there is the potential for bad debt expense and the fair value of accounts receivable to be misstated. Given that we primarily serve the U.S. Government and that, in our opinion, we have sufficient controls in place to properly recognize revenue, we believe the risk to be relatively low that a misstatement of accounts receivable would have a material impact on our financial results. Accounts receivable balances are written-off when the balance is deemed uncollectible after exhausting all reasonable means of collection.

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

We estimate the fair values of the Company’s operations using discounted cash flows. Forecasts of future cash flows are based on our estimates of future revenues and operating costs related to contract backlog and fundings, historical operating margins, recompete win rates, the length of customer relationships, and assessments of the market conditions surrounding the government information technology services industry. These estimates are subject to review and approval by our senior management. Changes in these forecasts could cause the Company to either pass or fail the first step in the FAS No. 142 goodwill valuation model, which could result in impairment.

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

Effective July 1, 2005, the Company will adopt the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments (FAS 123R), which requires the Company to recognize the costs of all equity-based awards in its consolidated financial statements. The valuation of equity instruments underlying stock-based compensation, and the period during which the related stock compensation expense is recognized, are based in part on various assumptions including the estimated life of equity instruments, stock volatility, interest rates and vesting terms. Changes in these assumptions could have significant impacts on the expense recognized. Management has evaluated the impact that FAS 123R will have on the Company’s consolidated financial statements for its fiscal year ending June 30, 2006, and has reported the estimated impact in a Current Report 8-K as filed with the SEC on June 24, 2005. The Company is analyzing the effect FAS 123R is projected to have on financial reporting of its income tax expense in years beyond fiscal 2006, and plans to conclude on the method of implementation in late September 2005.

During the year-end June 30, 2004, the Company began to include a provision in restricted stock unit (RSU) grants that provided for accelerated vesting upon retirement at or after age 65. The Company extended this accelerated vesting condition to grants of non-qualified stock options beginning July 1, 2004.

In conjunction with its adoption of FAS 123R, the Company will also begin to recognize the expense associated with RSUs and non-qualified stock options granted to employees that have reached, or are close to reaching, age 65 in accordance with Issue No. 19 of EITF Bulletin No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, (EITF 00-23, Issue 19). EITF 00-23 became effective in September 2000, and Issue 19 requires that the value of equity instruments awarded to employees that are eligible for retirement, and that contain terms which provide for immediate vesting upon retirement, be recognized in full upon grant. Issue 19 of EITF 00-23 also requires that the value of such equity instruments granted to employees nearing retirement age be recognized ratably over the period from the date of grant, to the date the grantee is eligible for retirement. Immediate recognition of expense (the non-substantive vesting method) is required under Issue 19 of EITF 00-23 even when the grantee has, or plans to, remain an employee of the Company beyond the eligible retirement age.

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

For the year ended June 30, 2005, the Company’s total revenue increased by $477.3 million, or 41.7 percent. Approximately 16.0 percent, or $183.1 million, of revenue growth was organic and across a broad base of DoD, intelligence, and federal civilian agency customers. The remaining 25.7 percent, or $294.2 million, was from acquisitions completed in FY2004. This growth is primarily from the demand of the Company’s federal customers for services and solutions. This demand is driven by the Company’s support of mission-critical needs of its Army, Navy and Intelligence community customers. During FY2004 total revenue increased by $302.6 million, or 35.9 percent. The revenue increase resulted primarily from continuing growth in the Company’s systems integration, engineering services and knowledge management offerings of its domestic operations and the successful integration of four acquisitions that broadened the Company’s portfolio of solutions offerings.

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

Revenue from federal civilian agencies increased $49.2 million, or 16.3 percent, to $350.9 million for FY2005 as compared to FY2004. Acquisitions accounted for all of the increase in this area. The primary growth drivers were analysis and systems support of intelligence agencies and transformation work performed by the Company’s Defense and Intelligence Group. Approximately 26.4 percent of federal civilian agency revenue for the year was derived from DoJ, for whom the Company provides litigation support services and maintains a debt collection system. Revenue from DoJ was $92.7 million, $108.3 million and $94.4 million in FY2005, FY2004 and FY2003, respectively. The decrease in revenue from FY2004 to FY2005 was due to a realignment of the federal government’s spending priorities. In FY2004, as compared to FY2003, DoJ accounted for 23.0 percent or $13.9 million of the revenue growth within federal civilian agencies. During the same period the Company also experienced increased revenue growth due to higher volumes of work from customers such as the Department of Veterans Affairs (VA), the Social Security Administration and other Federal Civilian Agencies.

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

The Company used $16.6 million, and a net $496.7 million, of cash in investing activities for the years ended June 30, 2005 and 2004, respectively. The significant decrease in cash used for investing purposes during FY2005 was due primarily to reduced acquisition activity in FY2005. During FY 2005, the Company paid $3.7 million to acquire all of the stock of IMAJ Consulting Limited. In the United Kingdom, and made a $4.0 million earn-out payment in March 2005 related to its acquisition of CMS Information Services, Inc. in March 2004. There were no other acquisitions related payments made during FY2005. The Company invested $503.3 million during FY2004 to acquire businesses including the D&IG ($420.7 million), CMS Information Services, Inc. ($28.2 million), and C-CUBED Corporation ($36.2 million).

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2005 that require the Company to make future cash payments:

	Payments Due By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(amounts in thousands)
Contractual Obligations:
Long-term debt(1)	$345,625	$3,500	$7,000	$7,000	$328,125
Capital lease obligations(2)	895	506	389	—	—
Operating leases(3)	176,241	32,939	56,051	38,781	48,470
Other long-term liabilities
Other notes payable(1)	877	141	89	101	546
Deferred compensation(4)	25,977	918	1,140	1,113	22,806

Total	$549,615	$38,004	$64,669	$46,995	$399,947

(1)	See Note 14 to the Company’s consolidated financial statements for additional information regarding debt and related matters.
(2)	The principal portion of capital lease obligations totaling $856 is included in the Company’s consolidated balance sheet at June 30, 2005.
(3)	See Note 15 to the Company’s consolidated financial statements for additional information regarding operating lease commitments.
(4)	The liability is offset by investment assets held by the plan provider to be reimbursed to the Company upon the distribution of the liability to the plan participant. See Note 19 to the Company’s consolidated financial statements for additional information regarding deferred compensation.

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

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The information required by this Item 12 is included under the headings “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2005 Proxy Statement, for the annual meeting to be held with respect to the fiscal year ended June 30, 2005.

Item 13. Certain Relationships And Related Transactions

The information required by Item 404 of Regulation S-K concerning certain relationships and related transactions is included under the caption “Director Compensation”, in our 2005 Proxy Statement, for the annual meeting to be held with respect to the fiscal year ended June 30, 2005.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A concerning principal accounting fees and services is included under the caption “Fees Paid to Principal Accountants” in our 2005 Proxy Statement, for the annual meeting to be held with respect to the fiscal year ended June 30, 2005.

PART IV

Item 15. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this Report

1.	Financial Statements

A.	Management Report on Internal Control over Financial Reporting

B.	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

C.	Report of Independent Registered Public Accounting Firm

D.	Consolidated Statements of Operations for the year ended June 30, 2005, 2004 and 2003

E.	Consolidated Balance Sheets as of June 30, 2005 and 2004

F.	Consolidated Statements of Cash Flows for the year ended June 30, 2005, 2004 and 2003

G	Consolidated Statements of Shareholders’ Equity for the year ended June 30, 2005, 2004 and 2003

H.	Consolidated Statements of Comprehensive Income for the year ended June 30, 2005, 2004 and 2003

I.	Notes to Consolidated Financial Statements

2.	Supplementary Financial Data.

Schedule II—Valuation and Qualifying Accounts for the year ended June 30, 2005, 2004 and 2003

(b)	Exhibits

(3)	Articles of Incorporation and By-laws:

3.1	Certificate of Incorporation of the Registrant, as amended to date, is incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.

3.2	By-laws of the Registrant, as amended to date, is incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.

(4)	Instruments Defining the Rights of Security Holders:

4.1	Clause FOURTH of the Registrant’s Certificate of Incorporation, incorporated above as Exhibit 3.1.

4.2	The Rights Agreement incorporated below as Exhibit 10.16

(10)	Material Contracts:

10.1	Employment Agreement between the Registrant and Dr. J. P. London dated August 17, 1995, is incorporated by reference from Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K* filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995.

10.2	The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registration Statement, as amended, on Form S-8 filed with the Commission on February 15, 2005.

10.3	The Revolving Credit Agreement dated February 4, 2002, between the Registrant, Bank of America, N.A. and a consortium of participating banks is incorporated by reference to the current report on Form 8-K filed with Securities and Exchange Commission on February 7, 2002.

10.4	The CACI $MART PLAN of the Registrant is incorporated by reference to the Registration Statement on Form S-8 filed with the Commission on July 1, 2002.

10.5	Form of Stock Option Agreement between Registrant and certain employees is incorporated by reference from the Form 10-K files with the Commission on September 27, 2002.

10.6	Form of Performance Accelerated Stock Option Agreement between Registrant and certain employees is incorporated by reference from the Form 10-K filed with the Commission on September 27, 2002.

10.7	The Asset Purchase Agreement dated July 3, 2002 between the Registrant, Condor Technology Solutions, Inc., CACI INC.-FEDERAL, Louden Associates, Inc., InVenture Group, Inc., MIS Technologies, Inc., and Federal Computer Corporation.*

10.8	The Agreement and Plan of Merger dated September 21, 2003 between the Registrant, CACI, INC.-FEDERAL, CACI Acquisition Corporation and Acton Burnell, Inc.*

10.9	The Stock Purchase Agreement dated February 20, 2003 between the Registrant, CACI INC.-FEDERAL, Applied Technology Solutions of Northern Virginia, Inc., Donna K. Alligood, Carol Carlson and Robert D. Walp.*

10.10	The Asset Purchase Agreement dated April 13, 2003 between the Registrant, CACI INC.-FEDERAL, CACI Premier Technology, Inc., Premier Technology Group, Inc., and Rajiv Bajawa.*

10.11	The Rights Agreement dated July 11, 2003 between the Registrant and American Stock Transfer & Trust Company is represented by reference from Exhibit 4.1 of the Current Registration Form 8-K filed with the Securities and Exchange Commission on July 11, 2003.

10.12	The 2002 Employee, Management, and Director Stock Purchase Plans of the Registrant are incorporated by reference from the Registration Statement on Form S-8 filed with the commission on March 28, 2003

10.13	The Stock Purchase Agreement dated as of September 22, 2003 by and among the Registrant, C-CUBED Corporation, CACI, INC.-FEDERAL and the stockholders of C-CUBED.*

10.14	The Stock Purchase Agreement dated as of February 12, 2004 by and among the Registrant, CMS Information Services, Inc. and CACI, INC.-FEDERAL.*

10.15	The Asset Purchase Agreement dated as of March 10, 2004 by and among Registrant, American Management Systems, Incorporated, CGI Group Inc., CACI, INC.-FEDERAL and Dagger Acquisition Corporation.*

10.16	The Credit Agreement dated May 3, 2004, between the Registrant, Bank of America, N.A. and a consortium of participating banks.*

10.17	First Amendment dated May 18, 2005 to the Credit Agreement dated May 3, 2004, between the Registrant, Bank of America, N.A. and a consortium of participating banks.*

* This agreement can be accessed through the Securities and Exchange Commission website at http://www.sec.gov.

(21)	The significant subsidiaries of the Registrant, as defined in Section 1-02(w) of regulation S-X, are:

CACI, INC.-FEDERAL, a Delaware Corporation

CACI, INC.-COMMERCIAL, a Delaware Corporation

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

CACI Premier Technology, Inc., a Delaware Corporation

CACI Systems, Inc., a Virginia Corporation

CACI SYSTEMS AND TECHNOLOGY LTD, a Canadian Corporation

CACI Enterprise Solutions, Inc., a Delaware Corporation

CACI MTL Systems, Inc., a Delaware Corporation

CACI-CMS Information Solutions, Inc., a Virginia Corporation

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

/s/ Dr. J. P. London	/s/ Stephen L. Waechter
Dr. J. P. London	Stephen L. Waechter
Chairman and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

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

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$132,965	$63,029
Marketable securities	—	515
Accounts receivable, net:
Billed	311,046	320,041
Unbilled	27,009	28,326

Total accounts receivable, net	338,055	348,367
Deferred income taxes	6,504	3,392
Prepaid expenses and other current assets	15,406	17,153

Total current assets	492,930	432,456

Goodwill	555,347	551,851
Intangible assets, net	81,259	99,624
Property and equipment, net	24,261	25,489
Supplemental retirement savings plan assets	24,805	18,570
Accounts receivable, long-term, net	10,529	9,438
Other long-term assets	15,029	16,876

Total assets	$1,204,160	$1,154,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,641	$20,829
Accounts payable	36,900	37,662
Income taxes payable	8,909	3,902
Accrued compensation and benefits	91,663	83,030
Other accrued expenses	67,631	78,838

Total current liabilities	208,744	224,261

Notes payable, long-term	342,861	391,401
Supplemental retirement savings plan obligations	25,059	19,322
Deferred income taxes	6,367	12,307
Other long-term obligations	8,941	8,741

Total liabilities	591,972	656,032

Shareholders’ equity:
Common stock $.10 par value, 80,000 shares authorized, 37,807 and 36,956 shares issued and outstanding, respectively	3,781	3,696
Additional paid-in-capital	245,053	215,645
Retained earnings	383,459	298,143
Accumulated other comprehensive income	2,721	3,660
Treasury stock, at cost (7,813 and 7,815 shares, respectively)	(22,826)	(22,872)

Total shareholders’ equity	612,188	498,272

Total liabilities and shareholders’ equity	$1,204,160	$1,154,304

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended June 30,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85,316	$63,669	$44,711
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	32,022	19,036	12,604
Amortization of deferred financing costs	1,344	224	—
Stock based compensation expense	2,275	159	—
Loss on sale of property and equipment	—	—	5
Deferred income tax expense (benefit)	(9,045)	(7,078)	1,824
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	5,493	(42,491)	(22,595)
Prepaid expenses and other current assets	(1,390)	(9,728)	(8,706)
Accounts payable and other accrued expenses	(11,920)	20,565	18,474
Accrued compensation and benefits	8,293	26,300	8,190
Income taxes payable	17,577	(2,679)	11,254
Deferred rent expense	1,206	2,014	3,441
Supplemental retirement savings plan obligations and other long-term liabilities	5,875	5,824	6,686

Net cash provided by operating activities	137,046	75,815	75,888

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,793)	(8,703)	(10,634)
Cash paid for business acquisitions, net of cash acquired	(6,647)	(503,331)	(107,733)
Proceeds from sale of property and equipment	—	—	11
Purchase of marketable securities	—	(62)	(10,281)
Proceeds from sale of marketable securities	515	15,352	15,009
Other long-term assets	(1,634)	73	384

Net cash used in investing activities	(16,559)	(496,671)	(113,244)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing under credit facilities	—	422,575	6,372
Principal payments made under credit facilities	(65,729)	(11,250)	(31,372)
Payment of financing costs	—	(8,221)	—
Proceeds from employee stock purchase plans	7,261	3,495	—
Proceeds from exercise of stock options	16,351	6,967	3,603
Repurchases of common stock	(8,362)	(4,883)	(105)

Net cash provided by (used in) financing activities	(50,479)	408,683	(21,502)

Effect of exchange rate changes on cash and cash equivalents	(72)	1,467	1,544

Net increase (decrease) in cash and cash equivalents	69,936	(10,706)	(57,314)
Cash and cash equivalents, beginning of year	63,029	73,735	131,049

Cash and cash equivalents, end of year	$132,965	$63,029	$73,735

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$43,438	$48,101	$14,946

Cash paid for interest	$16,674	$289	$1,213

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Common stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
BALANCE, July 1, 2002	36,195	$3,620	$197,354	$189,763	$(2,561)	7,772	$(21,017)	$367,159
Net income	—	—	—	44,711	—	—	—	44,711
Exercise of stock options (including income tax benefit of $3,218)	314	31	6,790	—	—	—	—	6,821
Currency translation adjustment	—	—	—	—	2,653	—	—	2,653
Change in fair value of interest rate swap	—	—	—	—	296	—	—	296
Repurchase of common stock	—	—	—	—	—	2	(105)	(105)

BALANCE, June 30, 2003	36,509	3,651	204,144	234,474	388	7,774	(21,122)	421,535
Net income	—	—	—	63,669	—	—	—	63,669
Exercise of stock options (including income tax benefit of $5,141)	447	45	12,063	—	—	—	—	12,108
Stock-based compensation expense	—	—	159	—	—	—	—	159
Currency translation adjustment	—	—	—	—	3,272	—	—	3,272
Repurchase of common stock	—	—	(721)	—	—	110	(4,883)	(5,604)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(69)	3,133	3,133

BALANCE, June 30, 2004	36,956	$3,696	$215,645	$298,143	$3,660	7,815	$(22,872)	$498,272
Net income	—	—	—	85,316	—	—	—	85,316
Exercise of stock options (including income tax benefit of $12,922)	851	85	29,241	—	—	—	—	29,326
Stock-based compensation expense	—	—	2,275	—	—	—	—	2,275
Currency translation adjustment	—	—	—	—	(749)	—	—	(749)
Change in fair value of interest rate swap agreements	—	—	—	—	(190)	—	—	(190)
Repurchase of common stock	—	—	(2,108)	—	—	158	(8,477)	(10,585)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(160)	8,523	8,523

BALANCE, June 30, 2005	37,807	$3,781	$245,053	$383,459	$2,721	7,813	$(22,826)	$612,188

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands—except share and per share data)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Business Activities

CACI International Inc, along with its wholly-owned subsidiaries (collectively, the Company) is an international information systems and high technology services corporation. It primarily delivers information technology and communications solutions through four areas of expertise or service offerings: systems integration, managed network services, knowledge management and engineering services. The Company provides these services in support of U.S. national defense, intelligence and civilian agencies, agencies of foreign governments, state and local governments, and commercial enterprises.

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

Principles of Consolidation

The consolidated financial statements include the statements of CACI International Inc and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Revenue is attributed to geographic areas based on the location of the assets producing the revenue and is disclosed above. The international operations amounts consist primarily of product and systems integration sales in the United Kingdom. Financial information relating to the Company’s operations by geographic area is as follows:

	Year Ended June 30
	2005	2004	2003
Revenue
Domestic	$1,567,249	$1,099,454	$802,757
International	55,813	46,331	40,381

Total revenue	$1,623,062	$1,145,785	$843,138

Net Assets
Domestic	$570,406	$459,351	$387,603
International	41,782	38,921	33,932

Total net assets	$612,188	$498,272	$421,535

NOTE 3. ACQUISITIONS

Year Ended June 30, 2005

In August 2004, the Company acquired all of the outstanding capital stock of IMAJ Consulting Limited (IMAJ), a U.K. based company that provides classical statistics and advanced intelligent system consulting services for various analytical projects. The purchase consideration was $3,700, of which $2,966 was allocated to goodwill, based on the net liabilities assumed and $934 of value assigned to identifiable intangible assets. The intangible assets are being amortized on a straight-line basis over a 5-year period.

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

The total purchase price for the D&IG was $419,849, including $5,949 of transaction costs. The D&IG acquisition has been accounted for under the purchase method of accounting pursuant to the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, Business Combination (FAS 141). Under the provisions of FAS 141, the identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair value as of the date of the acquisition. Approximately $326,393 of the purchase price has been allocated to goodwill based on the excess of the purchase price over the $32,180 estimated fair value of tangible net assets acquired, and $60,976 of value assigned to identifiable intangible assets. The Company is amortizing substantially all such identifiable intangible assets over a weighted-average period of 8 years using an accelerated method. The D&IG contributed revenue of $40,282 for the period of May 1, 2004 to June 30, 2004.

The allocations of the total purchase consideration to net tangible assets, identifiable intangible assets, and goodwill reflect adjustments made during the year ended June 30, 2005, based on additional information made

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available during the year following the acquisition. Adjustments made during this period to the initial allocation of the purchase consideration as reported in the Company’s financial statements as of June 30, 2004, reduced the balance of goodwill acquired with the purchase of D&IG and reported as of June 30, 2004, by $2,387.

The Company may be required to pay additional consideration of, or may receive, up to $10,000 based on the resolution of a disagreement involving the net worth of the D&IG (Note 17). Any additional amounts paid will be recorded as goodwill.

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

On October 16, 2003, the Company acquired all of the outstanding stock of C-CUBED Corporation (C-CUBED). C-CUBED provides specialized services in support of C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance) initiatives to clients in the Department of Defense, federal, civilian, and intelligence communities. The total purchase price was $32,203, net of a $1,000 payment received for the sale of rights under a customer contract that had been acquired as part of the purchase of C-CUBED. Approximately $18,704 of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over $7,096 of estimated fair value of the net assets acquired, and $6,403 of value assigned to identifiable intangible assets. The Company is amortizing substantially all such intangible assets over a weighted-average period of six years. C-CUBED contributed revenue of $35,691 for the period from October 16, 2003 to June 30, 2004.

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

On May 15, 2003, the Company acquired substantially all of the assets of Premier Technology Group, Inc. (PTG). PTG, headquartered in Fairfax, Virginia, provided professional services to clients in the Department of Defense and the intelligence community. The total purchase price for PTG was $50,475, including a $4,000 earn-out payment made in April 2005 in accordance with “successful continuation” of business terms provided for in the purchase agreement. Approximately $23,424 of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the $12,311 estimated fair value of net assets acquired and $14,740 of value assigned to identifiable assets. The Company is amortizing the identifiable intangible assets over a weighted-average period of years. PTG contributed revenue of $5,205 for the period from May 15, 2003 to June 30, 2003.

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

A significant portion of the Company’s fixed price-completion contracts involve the design and development of complex, client systems. For these contracts that are within the scope of SOP 81-1, revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs. For fixed price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized ratably over the service period. The Company’s fixed price license agreements and related services contracts are primarily executed in its international operations. As the agreements to deliver software require significant production, modification or customization of software, revenue is recognized using the contract accounting guidance of SOP 81-1. For agreements to deliver data under license and related services, revenue is recognized as the data is delivered and services are performed. Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined.

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

Allowance For Doubtful Accounts

The Company establishes bad debt reserves against certain billed receivables based upon the latest information available to determine whether invoices are ultimately collectable. Whenever judgment is involved

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in determining the estimates, there is the potential for bad debt expense and the fair value of accounts receivable to be misstated. Given that the Company primarily serves the U.S. Government and that, in management’s opinion, the Company has sufficient controls in place to properly recognize revenue, the Company believes the risk to be relatively low that a misstatement of accounts receivable would have a material impact on its consolidated financial statements. Accounts receivable balances are written-off when the balance is deemed uncollectible after exhausting all reasonable means of collection.

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

The Company performs its annual testing for impairment of goodwill and other intangible assets as of June 30 of each year. Based on testing performed as of June 30, 2005, there were no indicators of impairment.

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

Property and Equipment

Property and equipment is recorded at cost. Depreciation of equipment and furniture has been provided over the estimated useful life of the respective assets (ranging from three to seven years) using the straight-line method. The Company’s building is being depreciated over a 20-year period on a straight-line basis. Leasehold improvements are generally amortized using the straight-line method over the remaining lease term or the useful life of the improvements, whichever is shorter. Repairs and maintenance costs are expensed as incurred.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

External Software Development Costs

Costs incurred in creating a software product to be sold or licensed for external use are charged to expense when incurred as indirect costs and selling expenses until technological feasibility has been established for the software. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working software version. Thereafter, all such software development costs are capitalized and subsequently reported at the lower of unamortized cost or estimated net realizable value. Capitalized costs are amortized on a straight-line basis over the remaining estimated economic life of the product, which is approximately three years.

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

A rabbi trust is a grantor trust established to fund compensation for a select group of management. The assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. As required by EITF 97-14, the assets held by the rabbi trusts which are classified as trading securities, are recorded at fair value in the consolidated financial statements as supplemental retirement savings plan assets, with a corresponding amount recorded as supplemental retirement savings plan obligations.

Deferred Financing Costs

Costs associated with obtaining the Company’s financing arrangements are deferred and amortized over the term of the financing arrangements using the effective interest method.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at the exchange rate in effect on the reporting date, and income and expenses are translated at the weighted-average exchange rate during the period. The Company’s primary practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency fluctuations. The net translation gains and losses are not included in determining net income, but are accumulated as a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in determining net income, but are insignificant. These costs are included as indirect costs and selling expenses in the accompanying consolidated statements of operations.

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

Derivative Instrument and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with the SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), as amended. Derivatives are recognized as either assets or liabilities in the consolidated balance sheet, and gains and losses are recognized based on changes in the fair values. Gains and losses on derivatives designated as a hedge, and deemed to be effective hedges, are deferred in accumulated other comprehensive income in the accompanying consolidated balance sheets, and then recognized upon contract completion. Gains and losses on derivatives that are not designated as a hedge, or that are not to be effective hedges, are recognized upon the change in fair values and are recorded in interest expense in the accompanying consolidated statements of operations. The classification of gains and losses resulting from the changes in fair values is dependent on the intended use of the derivative and its resulting designation. The Company uses the change in variable cash flow method to measure the effectiveness of its hedges.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, gains and losses that under U.S. generally accepted accounting principles in the United States are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income, net of tax, consisted of foreign currency translation adjustments and the changes in the market value and expiration of Company’s derivative instruments.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended June 30,
	2005	2004	2003
Risk-free interest rates	3.36%-4.13%	2.48%-3.63%	3.05%-4.08%
Expected life in years	5	5	5
Expected volatility	34%-37%	33%-35%	47%-65%
Expected dividends	—	—	—

NOTE 5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (FAS 123R), which is effective for fiscal years beginning after June 15, 2005, and supersedes both FAS 123 and APB No. 25. FAS 123R requires that the costs of all equity-based awards to employees be measured at the date of grant, and recognized as expense over an appropriate period of service. Pro-forma disclosure of stock-based compensation expense in the footnotes to financial statements is no longer an alternative under FAS 123R. The Company will adopt the provisions of FAS 123R effective July 1, 2005, and estimates that the new accounting standard will reduce operating income, net income, and earnings per share. The Company is in the process of completing its evaluation regarding the effect FAS 123R is projected to have on the financial reporting of its income tax expense in years beyond fiscal 2006, and expects to conclude on the method of implementation in late September 2005.

During the year-end June 30, 2004, the Company began to include a provision in restricted stock unit (RSU) grants that provided for accelerated vesting upon retirement at or after age 65. The Company extended this accelerated vesting condition to grants of non-qualified stock options beginning July 1, 2004.

In conjunction with its adoption of FAS 123R, the Company will also begin to recognize the expense associated with RSUs and non-qualified stock options granted to employees that have reached, or are close to reaching, age 65, in accordance with Issue No. 19 of EITF Bulletin No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, (EITF 00-23, Issue 19). EITF 00-23 became effective in September 2000, and Issue 19 requires that the value of equity instruments awarded to employees that are eligible for retirement, and that contain terms which provide for immediate vesting upon retirement, be recognized in full upon grant. Issue 19 of EITF 00-23 also requires that the value of such equity instruments granted to employees nearing retirement age be recognized ratably over the period from the date of grant, to the date the grantee is eligible for retirement. Immediate recognition of expense (the non-substantive vesting method) is required under Issue 19 of EITF 00-23 even when the grantee has, or plans to, remain an employee of the Company beyond the eligible retirement age.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro-forma effect that stock-based compensation expense would have had on net income, and basic and diluted earnings per share, had the Company recognized stock-based compensation expense in accordance with the provisions of FAS 123, but without giving effect to the provisions of Issue 19 of EITF 00-23, is presented in Note 4 above. Had the Company applied the provisions of Issue 19 of EITF 00-23 to its RSU expense and to disclosures of pro-forma net income and basic and diluted earnings per share for the year ended June 30, 2005, these amounts would have been affected as follows (unaudited):

	Pro-Forma Amounts, As Disclosed Above	Effect of Retirement Vesting Provisions to RSU Expense and Pro- Forma Stock-Based Compensation Expense	Pro-Forma Amounts As Adjusted
Net income	$79,725	$(1,366)	$78,359
Weighted-average earnings per share:
Basic	$2.69	$(0.05)	$2.64
Diluted	$2.61	$(0.04)	$2.57

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

NOTE 8. GOODWILL

For the year ended June 30, 2005, goodwill increased primarily as a result of the acquisition of IMAJ, for which goodwill of $2,966 was recognized, and as a result of a $4,000 earn-out payment made in accordance with the provisions of the Company’s purchase agreement with Premier Technology Group, Inc. The goodwill balance was also affected by adjustments made during the year to the opening balance sheets of businesses acquired, by a $1,000 payment received for the sale of rights under a customer contract that had been acquired as part of the Company’s purchase of C-CUBED Corporation.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets are being amortized over periods ranging from 6 to 120 months based on their estimated useful lives. The weighted-average period of amortization for the intangible assets as of June 30, 2005, is 7.7 years, and the weighted-average remaining period of amortization if 5.9 years. The intangible assets that resulted from the acquisition of the D&IG, as well as those acquired with other recent acquisitions are amortized on an accelerated basis. Amortization expense for the years ended June 30, 2005, 2004 and 2003 was $19,306, $8,158, and $2,805, respectively, and $31,075 and $12,126 of the of the accumulated amortization balances at June 30, 2005 and 2004, respectively, pertains to the customer contract and related customer relationships value. Expected amortization expense of customer contract value and the value of related customer relationships for each of the fiscal years through June 30, 2010, is as follows:

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

Depreciation expense, including amortization of leasehold improvements and assets capitalized under capital lease agreements for the years ended June 30, 2005, 2004 and 2003 was approximately $10,432, $8,988 and $7,839, respectively. The net book value of property and equipment held under capital lease agreements was $824 at June 30, 2005.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following:

	June 30,
	2005	2004
Accrued salaries and withholdings	$51,648	$49,371
Accrued leave	30,990	26,854
Accrued fringe benefits	9,025	6,805

Total accrued compensation and benefits	$91,663	$83,030

NOTE 13. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following:

	June 30,
	2005	2004
Contract loss reserves	$13,384	$32,285
Vendor obligations	32,051	26,999
Accrued sales and property taxes	3,982	2,903
Accrued interest	1,155	2,230
Deferred revenue	12,031	9,059
Other	5,028	5,362

Total other accrued expenses	$67,631	$78,838

The contract loss reserves include primarily reserves to fulfill obligations under two fixed-price software development contracts acquired as part of the acquisition of the D&IG on May 1, 2004 (Note 3).

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revolving facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200,000, with an expiration date of May 2, 2009, and annual sub-limits on amounts borrowed for acquisitions. The revolving facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the revolving facility, based on its leverage ratio, as defined.

The term loan is a seven year secured facility under which principal payments are due in quarterly installments of $875 at the end of each fiscal quarter through March 2011, and the balance of $325,500 is due in full on May 2, 2011.

Borrowings under both the revolving facility and the term loan bear interest at rates based on LIBOR or the higher of the prime rate or federal funds rate plus 0.5 percent, as elected by the Company, plus applicable margins based on the leverage ratio as determined quarterly. To date, the Company has elected to apply LIBOR to outstanding borrowings. As of June 30, 2005, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the 2004 Credit Facility was 4.12 percent.

The 2004 Credit Facility contains financial covenants that stipulate minimum amount of net worth, a minimum fixed-charge coverage ratio, and a maximum leverage ratio. Substantially all of the Company’s assets serve as collateral under the 2004 Credit Facility. As of June 30, 2005, the Company was in compliance with the financial covenants of the 2004 Credit Facility.

The Company capitalized $8,234 of debt issuance costs in May 2004 associated with the origination of the 2004 Credit Facility. The Company capitalized an additional $450 of financing cost to amend the 2004 Credit Facility in May 2005 by re-pricing downward the margins that are applied to the interest rate options. Other key terms of the 2004 Credit Facility were not changed. All debt financing costs are being amortized from the date incurred to the expiration date of the term loan. The unamortized balance of $7,108 at June 30, 2005, is included in other current and long-term assets.

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

As a condition of its 2004 Credit facility, in May 2005, the Company entered into two forward interest rate swap agreements under which it will exchange floating-rate interest payments for fixed-rate interest payments. The agreements cover a combined notional amount of debt totaling $98,000, provide for swap payments over a two-year period beginning in March 2006, and are settled on a quarterly basis. The weighted-average fixed interest rate provided by the agreements is 4.22 percent.

The Company accounts for its interest rate swap agreements under the provisions of FAS 133, and has determined that the two swap agreements qualify as effective hedges. Accordingly, the fair value of the interest rate swap agreements at June 30, 2005 of $306, net of an income tax benefit of $116, has been reported in other accrued expenses, and the change in fair value of $306, net of the income tax benefit, is reported as other comprehensive loss in the accompanying consolidated balance sheet. These amounts will be reclassified into interest expense as a yield adjustment in the period during which the related floating-rate interest is incurred.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at June 30, 2005:

	June 30,
	2005	2004
Deferred rent, net of current portion	$7,130	$5,968
Accrued post-retirement obligations	985	978
Other	826	1,795

Total other long-term obligations	$8,941	$8,741

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

D&IG Acquisition Arbitration

As part of its agreement to acquire the D&IG (Note 3), the Company agreed to pay additional consideration of up to $10,000 in cash if the net worth of the D&IG upon the closing of the transaction exceeded an amount as stipulated in the purchase agreement. Conversely, the Company could receive up to $10,000 if the net worth of the D&IG is below a specified level. During the year ended June 30, 2005, the Company and the seller of the D&IG have attempted to agree upon the net worth of the D&IG, but have failed to conclude due to a disagreement regarding the proper accounting treatment for certain contract costs. The Company and the seller have submitted the matter to an arbitrator, and expect to receive a ruling by December 31, 2005. If the Company receives an unfavorable ruling, it would be required to pay the additional consideration of up to $10,000, in which case any such payment would be recorded as additional goodwill in the accompanying consolidated financial statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 15th day of September 2005.

CACI International Inc
Registrant

Date: September 15, 2005	By:

/s/ Dr. J. P. London
Dr. J. P. London
Chairman of the Board, President Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ Dr. J. P. London Dr. J. P. London	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	September 15, 2005

/s/ Stephen L. Waechter Stephen L. Waechter	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	September 15, 2005

/s/ S. Mark Monticelli S. Mark Monticelli	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	September 15, 2005

/s/ Herbert W. Anderson Herbert W. Anderson	Director	September 15, 2005

/s/ Michael J. Bayer Michael J. Bayer	Director	September 15, 2005

/s/ Peter A. Derow Peter A. Derow	Director	September 15, 2005

/s/ Richard L. Leatherwood Richard L. Leatherwood	Director	September 15, 2005

/s/ Barbara A. McNamara Barbara A. McNamara	Director	September 15, 2005

/s/ Arthur L. Money Arthur L. Money	Director	September 15, 2005

/s/ Dr. Warren R. Phillips Dr. Warren R. Phillips	Director	September 15, 2005

/s/ Charles P. Revoile Charles P. Revoile	Director	September 15, 2005

/s/ John M. Toups John M. Toups	Director	September 15, 2005

/s/ Larry D. Welch Larry D. Welch	Director	September 15, 2005