Form 10-Q
period 2005-09-30
CACI INTERNATIONAL INC /DE/
filed 2005-11-09
CIK 16058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of November 4, 2005: CACI International Inc Common Stock, $.10 par value, 30,122,333 shares.

CACI INTERNATIONAL INC

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2005	2004
		(as restated)
Revenue	$423,106	$388,653

Costs and expenses:
Direct costs	270,877	240,449
Indirect costs and selling expenses	111,206	106,630
Depreciation and amortization	7,535	8,298

Total costs and expenses	389,618	355,377

Income from operations	33,488	33,276
Interest expense, net	3,613	3,473

Income before income taxes	29,875	29,803

Income taxes	10,752	11,463

Net income	$19,123	$18,340

Basic earnings per share	$0.64	$0.63

Diluted earnings per share	$0.62	$0.61

Weighted-average basic shares outstanding	30,073	29,175

Weighted-average diluted shares outstanding	31,002	29,964

See notes to the Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(amounts in thousands, except per share data)

	September 30, 2005	June 30, 2005
		(as restated)
ASSETS

Current assets:
Cash and cash equivalents	$170,930	$132,965
Accounts receivable, net:
Billed	295,015	311,046
Unbilled	30,716	27,009

Total accounts receivable, net	325,731	338,055
Deferred income taxes	6,851	6,504
Prepaid expenses and other current assets	14,673	15,406

Total current assets	518,185	492,930

Goodwill	555,565	555,347
Intangible assets, net	76,844	81,259
Property and equipment, net	23,628	24,261
Supplemental retirement savings plan assets	28,106	24,805
Accounts receivable, long-term, net	9,617	10,529
Deferred income taxes	2,882	2,479
Other long-term assets	14,975	15,029

Total assets	$1,229,802	$1,206,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,541	$3,641
Accounts payable	41,780	36,900
Income taxes payable	9,360	8,909
Accrued compensation and benefits	82,370	91,663
Other accrued expenses	62,679	67,631

Total current liabilities	199,730	208,744

Notes payable, long-term	341,975	342,861
Supplemental retirement savings plan obligations	28,450	25,059
Other long-term obligations	8,728	8,941

Total liabilities	578,883	585,605

Shareholders’ equity:
Common stock $.10 par value, 80,000 shares authorized, 37,935 and 37,807 shares issued and outstanding, respectively	3,794	3,781
Additional paid-in-capital	290,151	279,496
Retained earnings	376,985	357,862
Accumulated other comprehensive income	2,815	2,721
Treasury stock, at cost (7,813 shares)	(22,826)	(22,826)

Total shareholders’ equity	650,919	621,034

Total liabilities and shareholders’ equity	$1,229,802	$1,206,639

See notes to the Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2005	2004
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,123	$18,340
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	7,535	8,298
Amortization of deferred financing costs	355	336
Stock-based compensation expense	7,013	3,336
Deferred income tax benefit	(761)	(2,350)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	12,869	(9,960)
Prepaid expenses and other current assets	(1,755)	48
Accounts payable and other accrued expenses	286	(1,195)
Accrued compensation and benefits	(9,934)	(8,557)
Income taxes payable	296	9,817
Supplemental retirement savings plan obligations and other long-term liabilities	3,205	2,143

Net cash provided by operating activities	38,232	20,256

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,207)	(2,822)
Cash paid for business acquisitions, net of cash acquired	—	(3,111)
Proceeds from sale of marketable securities	—	515
Other long term assets	(1,381)	342

Net cash used in investing activities	(3,588)	(5,076)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing under credit facilities	—	(17,200)
Principal payments made under credit facilities	(985)	(875)
Proceeds from employee stock purchase plans	2,852	2,008
Proceeds from exercise of stock options	3,555	1,544
Repurchases of common stock	(2,981)	(1,240)
Other	1,041	802

Net cash provided by (used in) financing activities	3,482	(14,961)

Effect of exchange rate changes on cash and cash equivalents	(161)	(9)

Net increase in cash and cash equivalents	37,965	210
Cash and cash equivalents, beginning of period	132,965	63,029

Cash and cash equivalents, end of period	$170,930	$63,239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$11,086	$3,175

Cash paid for interest	$3,431	$3,736

See notes to the Unaudited Condensed Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2005	2004
		(as restated)
Net income	$19,123	$18,340
Change in foreign currency translation adjustment, net	(550)	(90)
Change in fair value of interest rate swap agreement	644	—

Comprehensive income	$19,217	$18,250

See notes to unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands except share and per share data)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K/A for the year ended June 30, 2005. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(UNAUDITED)

(amounts in thousands, except share and per share data)

B.	Adoption and Retrospective Application of FAS 123R

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment (FAS 123R), using the modified retrospective application transition method. Prior to July 1, 2005, the Company had accounted for stock-based compensation using the intrinsic method, under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No 25), as amended by Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. The Company also followed the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation (FAS 123), for periods prior to July 1, 2005.

Under the modified retrospective application method, the Company is restating its consolidated statements of operations, comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005, and its consolidated balance sheets as of June 30, 2005 and 2004. Restatements of selected footnote disclosures in the consolidated financial statements included with the Company’s annual report on Form 10-K/A as filed with the U.S. Securities and Exchange Commission on September 21, 2005, will also be made. The Company plans to file these consolidated financial statements, as restated, to reflect the retrospective application of FAS 123R, by December 31, 2005.

Under the modified retrospective application transition method, the Company has calculated the cumulative impact of stock-based compensation expense as though it had adopted the provisions of FAS 123 effective July 1, 1995. The impact of stock-based compensation expense on earnings, comprehensive income, deferred income taxes, additional paid-in-capital, and cash flows for all equity grants made since this date have been calculated. The consolidated statements of operations, comprehensive income, and cash flows for the three months ended September 30, 2004 have been restated to reflect the retrospective application of the new standard, and the impact on net earnings and cash flows as previously reported is as follows:

	Amounts Reported for the Three Months Ended September 30, 2004
	As Previously Reported	Effect of Retrospective Application of FAS 123R	As Restated
Consolidated Statement of Operations:
Indirect costs and selling expenses	$104,317	$2,313	$106,630

Income for operations	35,589	(2,313)	33,276

Income before income taxes	32,116	(2,313)	29,803

Income taxes	12,354	(891)	11,463

Net income	$19,762	$(1,422)	$18,340

Earnings per share:
Basic	$0.68	$(0.05)	$0.63

Diluted	$0.66	$(0.05)	$0.61

Consolidated Statement of Cash Flows:
Cash flows provided by operations	$21,057	$(802)	$20,256

Cash flows used in financing activities	$(15,763)	$802	$(14,961)

Consolidated Statement of Comprehensive Income:
Comprehensive income	$19,792	$(1,422)	$18,250

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(UNAUDITED)

(amounts in thousands, except share and per share data)

The Company has also restated the consolidated balance sheet as of June 30, 2005 for the retrospective application of FAS 123R. The cumulative effect on deferred tax assets, additional paid-in-capital, and retained earnings as of June 30, 2005, as previously reported, is as follows:

	Balances as of June 30, 2005
	As Previously Reported	Effect of Retrospective Application of FAS 123R	As Restated
Deferred tax assets, long term	$—	$2,479	$2,479

Deferred tax liabilities, long term	$6,367	$(6,367)	—

Additional paid-in-capital	$245,053	$34,443	$279,496

Retained earnings	$383,459	$(25,597)	$357,862

C.	Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2005 and June 30, 2005, consisted of the following (cost approximates fair value):

	Cash and Cash Equivalents
	September 30, 2005	June 30, 2005
Money market funds	$159,431	$120,426

Cash	11,499	12,539

Total cash and cash equivalents	$170,930	$132,965

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(UNAUDITED)

(amounts in thousands, except share and per share data)

D.	Accounts Receivables

Total accounts receivable are net of allowance for doubtful accounts of approximately $4,363 and $4,168 at September 30, 2005 and June 30, 2005, respectively. Accounts receivable consisted of the following:

	September 30, 2005	June 30, 2005
Billed receivables:
Billed receivables	$257,818	$265,781
Billable receivables at end of period	37,197	45,265

Total billed receivables	295,015	311,046
Unbilled receivables:
Unbilled pending receipt of contractual documents authorizing billing	30,716	27,009

Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	9,617	10,529

Total unbilled receivables	40,333	37,538

Total accounts receivable, net	$335,348	$348,584

E.	Intangible Assets

Intangible assets related to customer contracts and programs acquired are as follows:

	September 30, 2005	June 30, 2005
Customer contracts and related customer relationships	$111,862	$111,862
Covenants not to compete	787	787
Other	742	742

Intangible assets	113,391	113,391

Less accumulated amortization	(36,547)	(32,132)

Total intangible assets, net	$76,844	$81,259

Intangible assets are being amortized over periods ranging from 6 to 120 months based on their estimated useful lives. The weighted-average period of amortization for the intangible assets as of September 30, 2005, is 7.7 years, and the weighted-average remaining period of amortization is 5.7 years. The intangible assets that resulted from the acquisition of the Defense and Intelligence Group business of American Management Systems Incorporated (D&IG), as well as those acquired with other recent acquisitions are amortized on an accelerated basis. Amortization expense for the three months ended September 30, 2005, and for the fiscal year ended June 30, 2005, was $4,387, and $19,306, respectively, and $35,402 and $31,075 of the accumulated amortization balances at September 30, 2005 and June 30, 2005, respectively, pertains to the customer contract and related customer relationships value. Expected amortization expense of customer contract value and the value of related customer relationships for each of the fiscal years through June 30, 2010, is as follows:

Amount
Year ended June 30, 2006	$13,676
Year ended June 30, 2007	16,769
Year ended June 30, 2008	13,984
Year ended June 30, 2009	12,247
Year ended June 30, 2010	10,616

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(UNAUDITED)

(amounts in thousands, except share and per share data)

F.	Accrued Compensation and Benefits

Accrued compensation and benefits consisted of the following:

	September 30, 2005	June 30, 2005
Accrued salaries and withholdings	$43,964	$51,648
Accrued leave	29,329	30,990
Accrued fringe benefits	9,077	9,025

Total accrued compensation and benefits	$82,370	$91,663

G.	Other Accrued Expenses

Other accrued expenses consisted of the following:

	September 30, 2005	June 30, 2005
Contract loss reserves	$9,703	$13,384
Vendor obligations	30,020	32,051
Accrued sales and property taxes	4,607	3,982
Accrued interest	1,053	1,155
Deferred revenue	13,355	12,031
Other	3,941	5,028

Total other accrued expenses	$62,679	$67,631

H.	Notes Payable and Credit Facilities

The details of notes payable are as follows:

	September 30, 2005	June 30, 2005
Bank credit facilities – term loan	$344,750	$345,625
Mortgage note payable	766	777
Covenant not-to-compete note payable	—	100

Total long term debt	345,516	346,502
Less current portion	(3,541)	(3,641)

Long term debt, net of current portion	$341,975	$342,861

Effective May 3, 2004, concurrent with the acquisition of the D&IG, the Company entered into a $550,000 credit facility (the 2004 Credit Facility), consisting of a $200,000 revolving credit facility (the Revolving Facility) and a $350,000 institutional term loan (the Term Loan). The 2004 Credit Facility also provides for stand-by letters of credit aggregating up to $25,000 that reduce the funds available under the Revolving Facility when issued.

During the quarter ended September 30, 2005, the Company received no advances from borrowings under the Revolving Facility.

The Revolving Facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200,000, with an expiration date of May 2, 2009, and annual sub-limits on amounts borrowed for acquisitions.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(UNAUDITED)

(amounts in thousands, except share and per share data)

The Revolving Facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the Revolving Facility, based on its leverage ratio, as defined.

The Term Loan is a seven year secured facility under which principal payments are due in quarterly installments of $875 at the end of each fiscal quarter through March 2011, and the balance at September 30, 2005, was $344,750, of which of $325,500 is due in full on May 2, 2011.

Borrowings under both the Revolving Facility and the Term Loan bear interest at rates based on LIBOR or the higher of the prime rate or federal funds rate plus 0.5 percent, as elected by the Company, plus applicable margins based on the leverage ratio as determined quarterly. To date, the Company has elected to apply LIBOR to outstanding borrowings. As of September 30, 2005, the effective interest rate, excluding the effect of the amortization of debt financing costs, for the outstanding borrowings under the 2004 Credit Facility was 5.23 percent. Interest expense under the 2004 Credit Facility for the three months ended September 30, 2005 was $4,433.

The 2004 Credit Facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, and a maximum leverage ratio. Substantially all of the Company’s assets serve as collateral under the 2004 Credit Facility. As of September 30, 2005, the Company was in compliance with the financial covenants of the 2004 Credit Facility.

The Company capitalized $8,234 of debt issuance costs in May 2004 associated with the origination of the 2004 Credit Facility. The Company capitalized an additional $450 of financing costs to amend the 2004 Credit Facility in May 2005 by re-pricing downward the margins that are applied to the interest rate options. Other key terms of the 2004 Credit Facility were not changed. All debt financing costs are being amortized from the date incurred to the expiration date of the Term Loan. The unamortized balance of $6,752 at September 30, 2005, is included in other current and long-term assets.

Long-term debt as of September 30, 2005, also includes $725 due under a mortgage note payable agreement. The Company assumed obligations of the mortgage as part of its acquisition of MTL Systems, Inc. in January 2004. Outstanding balances under the mortgage note payable bear interest at 5.88 percent and are secured by interest in real property located in Dayton, Ohio.

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

The Company accounts for its interest rate swap agreements under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and has determined that the two swap agreements qualify as effective hedges. Accordingly, the fair value of the interest rate swap agreements at September 30, 2005 of $732 has been reported in other accrued expenses, with an offset, net of an income tax effect of $278, included in accumulated other comprehensive income in the accompanying consolidated balance sheet as of September 30, 2005. The change in fair value of $1,038, net of income tax effect of $394, is reported as other comprehensive income in the accompanying consolidated statement of comprehensive income for the three-months ended September 30, 2005. This amount will be reclassified into interest expense as yield adjustments in the periods during which the related floating-rate interest is incurred.

I.	Commitments and Contingencies

General Legal Matters

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Iraq Investigations

On April 26, 2004, the Company received information indicating that one of its employees was identified in a report authored by U.S. Army Major General Antonio M. Taguba as being connected to allegations of abuse of Iraqi detainees at the Abu Ghraib prison facility. To date, despite the Taguba Report and the subsequently-issued Fay Report addressing alleged inappropriate conduct at Abu Ghraib, no present or former employee of

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(UNAUDITED)

(amounts in thousands, except share and per share data)

the Company has been officially charged with any offense in connection with the Abu Ghraib allegations. The Company does not believe the outcome of this matter will have a material adverse effect on its financial position.

Subcontract Purchase Commitment

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available, and based upon this expectation, has recognized unit costs incurred to date at the lowest unit cost provided under the subcontract. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be $1,720. This amount has not been recorded in the Company’s consolidated financial statements as of September 30, 2005.

State Tax Contingency

The Company is currently under examination by the State of Indiana. The examination is for the period beginning June 30, 1991 and ending June 30, 2000, and focuses on whether the Company established a taxable presence in Indiana during the examination period. Management of the Company believes that it did not establish a taxable presence and is contesting the State’s conclusion vigorously. Management has accrued its best estimate of the exposure in this matter, and does not believe an unfavorable outcome will have a material adverse effect on its consolidated financial statements.

D&IG Acquisition Arbitration

As part of its agreement to acquire the D&IG, the Company agreed to pay additional consideration of up to $10,000 in cash if the net worth of the D&IG upon the closing of the transaction exceeded an amount as stipulated in the purchase agreement. Conversely, the Company could receive up to $10,000 if the net worth of the D&IG is below a specified level. The Company and the seller of the D&IG have attempted to agree upon the net worth of the D&IG, but failed to conclude due to a disagreement regarding the proper accounting treatment for certain contract costs. The Company and the seller have submitted the matter to an arbitrator, and expect to receive a ruling by December 31, 2005. If the Company receives an unfavorable ruling, it would be required to pay the additional consideration of up to $10,000, in which case any such payment would be recorded as additional goodwill in the accompanying consolidated financial statements.

J.	Stock Based Compensation

Adoption and Effects of New Standard

Effective July 1, 2005, the Company adopted the provisions of FAS 123R using the modified retrospective transition method and has restated the consolidated statements of operations, cash flows, and comprehensive income for the three months ended September 30, 2004. The effects of this restatement are included in note B.

The adoption of FAS 123R had a significant non-cash impact on earnings and classification of cash flows for the three months ended September 30, 2005 and 2004. Net income for the three months ended September 30, 2005, reflects $7,013 of stock-based compensation expense, and net income for the three-months ended September 30, 2004, as restated, reflects stock-based compensation expense of $3,336. Net income for the three months ended September 30, 2005 and 2004 (as restated), also reflects income tax benefits of $2,700 and $1,284, respectively, related to the Company’s stock-based arrangements. A summary of the components of stock-based compensation expense recognized during the three months ended September 30, 2005 and 2004, together with the income tax benefits realized, is as follows:

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(UNAUDITED)

(amounts in thousands, except share and per share data)

	2005	2004
		(as restated)
Stock-based compensation included in indirect costs and selling expense:

Non-qualified stock option expense	$5,781	$2,313
Restricted stock unit expense	1,232	1,023

Total stock-based compensation expense	$7,013	$3,336

Income tax benefit recognized for stock-based compensation expense	$2,700	$1,284

Prior to the adoption of FAS 123R, the Company followed the provisions of APB No. 25 in recognizing stock-based compensation expense, and thereunder recognized only the costs of restricted stock units (RSUs) in its consolidated financial statements. The stock-based compensation expense included in net income for the three months ended September 30, 2004, as previously reported, was $1,023. Under FAS 123R, the Company recognizes stock-based compensation expense based on the fair value of both RSUs and stock options. Stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods, and is adjusted as required for options subject to graded vesting schedules.

The Company also considers the effect of expected forfeitures of equity grants in recording stock-based compensation expense under FAS 123R. Under the new standard, the Company estimates an expected forfeiture rate for grants of equity instruments, and adjusts stock-based compensation expense for its effect. This effect is adjusted to reflect actual forfeitures as equity instruments vest. Previously under APB No. 25, the Company recognized the actual effect of forfeitures as they occurred. The cumulative impact of this change through July 1, 2005, has been evaluated and is considered to be insignificant relative to the consolidated financial statements.

The new accounting standard also requires that certain income tax benefits realized upon the exercise of stock options, or the vesting of restricted stock units, be reported as financing cash flows. Previously, the tax benefits resulting from the excess of the income tax deduction over the expense recognized for financial reporting purposes were reported as operating cash flows. The effect of this change is a decrease in operating cash flows, and an increase in financing cash flows.

During the three months ended September 30, 2005 and 2004 (as restated), the Company recognized $1,041 and $802 of excess tax benefits, respectively, which have been reported as financing cash inflows in the accompanying consolidated statements of cash flows.

Equity Grants and Valuation

The Company issues non-qualified stock options and RSUs on an annual basis, to its directors and key employees under the 1996 Stock Incentive Plan (The 1996 Plan). RSUs are also issued under the Management Stock Purchase Plan (MSPP), and the Director Stock Purchase Plan (DSPP) (note K).

The number of shares authorized by shareholders for grants under the 1996 Plan was 7,450,000 as of September 30, 2005. The aggregate number of grants that may be made under the 1996 Plan may exceed this approved amount as forfeited options and RSUs, and vested but unexercised options, become available for future grants. Cumulative grants of 7,503,861 non-qualified stock options and RSUs underlying shares authorized for the Plan have been awarded, and 1,336,662 of these awards have been forfeited, as of September 30, 2005.

Under the 1996 Plan, non-qualified stock options granted prior to January 1, 2004 lapse and are no longer exercisable if not exercised within ten years of the date of grant. Options and RSUs granted on or after January 1, 2004 have a term of seven years. For option grants made prior to July 1, 2004, grantees whose employment has terminated have 60 days after their termination date to exercise vested options, or they forfeit their right to the options. Grantees whose employment is terminated due to death or permanent disability will vest in 100 percent of their option grants. Also, effective for grants made on or after July 1, 2004, grantees retiring on or after age 65 will vest in 100 percent of their option grants. The vesting provisions involving death, permanent disability and retirement at or after age 65 also pertain to all RSU grants.

The Company began issuing RSUs under the 1996 Plan during the year ended June 30, 2004, and all awards granted under the 1996 Plan to date have been in the form of non-qualified stock options and RSUs. Stock options vest ratably over a three, four, or five year period, depending on the year of grant, and RSUs vest in full three years from the date of grant. The exercise prices of all non-qualified stock option grants, and the value of all RSU grants, have been set at the market price of the Company stock on the date of grant.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(UNAUDITED)

(amounts in thousands, except share and per share data)

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the following assumptions:

	For Stock Options Granted During the Three Months ended September 30,
	2005	2004
Expected volatility	32% – 35%	37%
Expected dividends	0%	0%
Expected term (in years)	4 – 6	5
Risk-free rate	4.2%	3.7%

The weighted-average volatility rate for grants made during the three months ended September 30, 2005 and 2004, are consistent with the expected volatility rates above. Expected volatilities are based on implied volatilities from traded options on the Company’s common stock, historical volatility rates, and other factors. The expected term of the option grants represents the period of time options are expected to be outstanding and is based on the contractual term of the grant, vesting schedules, and past exercise behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of the grant.

The weighted-average fair value of stock options granted during the three months ended September 30, 2005, and 2004 was $26.98 and $15.08, respectively, and the weighted-average fair value of RSUs granted was $62.72 and $40.00, respectively.

Stock Option and RSU Activity

Stock option activity for all outstanding options, and the corresponding price information, for the three months ended September 30, 2005, is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding options, June 30, 2005	2,245,948	$7.50-64.36	$28.44
Options issued	790,195	21.40-64.22	61.03
Options exercised	(123,235)	9.25-40.00	27.16
Options cancelled	(76,183)	21.40-40.00	33.93

Outstanding options, September 30, 2005	2,836,725	$7.50-64.36	$37.43

Options exercisable, September 30, 2005	1,535,574	$7.50-64.36	$24.10

Changes in the number of unvested stock options during the three months ended September 30, 2005, together with the corresponding weighted-average fair values, and the status of unvested options at September 30, 2005, is as follows:

	Number of Options	Weighted- Average Grant Date Fair Value

Unvested at July 1, 2005:	844,671	$15.07
Granted	790,195	26.98
Vested	(291,532)	17.76
Exercised	(18,000)	39.65
Forfeited	(24,183)	13.87

Unvested at September 30, 2005	1,301,151	$21.38

During the three months ended September 30, 2005, the Company granted 110,080 RSUs, and during this same period, 5,000 RSUs were forfeited due to employee terminations. As of September 30, 2005, there were 242,177 RSUs outstanding under the 1996 Plan.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(UNAUDITED)

(amounts in thousands, except share and per share data)

Information regarding the cash proceeds received, and the intrinsic value and total tax benefits realized resulting from option exercises during the three months ended September 30, 2005, and 2004, is as follows:

	2005	2004
Amounts realized or received from stock price exercises:
Cash proceeds received	$3,347	$1,615

Intrinsic value realized	$4,569	$2,721

Income tax benefit realized	$1,645	$1,079

The total intrinsic value of RSUs that vested during the three months ended September 30, 2005, and the tax benefit realized by the Company, was $307 and $111, respectively. There were no RSUs under the 1996 Plan that vested during the three months ended September 30, 2004.

The fair value of stock options that vested during the three months ended September 30, 2005, and 2004 was $5,977 and $7,160, respectively.

Outstanding Stock Option Information

Information regarding outstanding and exercisable stock options as of September 30, 2005, is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$0.00-$9.99	401,752	$8.59	3.38	$20,894	401,752	$8.59	3.38	$20,894
$10.00-$19.99	110,731	10.70	4.63	5,526	110,331	10.69	4.63	5,506
$20.00-$29.99	366,534	21.49	5.77	14,334	366,534	21.49	5.77	14,334
$30.00-$39.99	770,763	35.30	7.32	19,500	597,624	35.49	7.23	15,005
$40.00-$49.99	381,750	41.31	6.18	7,365	35,333	49.14	8.07	405
$50.00-$59.99	20,000	56.51	6.41	82	—	—	—	—
$60.00-$69.99	785,195	63.11	6.84	—	24,000	64.36	6.17	—

	2,836,725	$37.43	6.16	$67,701	1,535,574	$24.10	5.69	$56,144

As of September 30, 2005, there was $24,306 of total unrecognized compensation costs related to stock options scheduled to be recognized over a weighted average period of 3.9 years, and $9,684 of total unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted-average period of 2.5 years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(UNAUDITED)

(amounts in thousands, except share and per share data)

Effects of Non-substantive Vesting Provisions

During the year-end June 30, 2004, the Company began to include a provision in RSU grants that provided for accelerated vesting upon retirement at or after age 65. The Company extended this accelerated vesting condition to grants of non-qualified stock options beginning July 1, 2004.

In conjunction with its adoption of FAS 123R, the Company began to recognize the expense associated with RSUs and non-qualified stock options granted on or after July 1, 2005, to employees that have reached, or are close to reaching, age 65, in accordance with EITF Bulletin No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, (EITF 00-23). EITF 00-23 requires that the value of equity instruments awarded to employees that are eligible for retirement, and that contain terms which provide for immediate vesting upon retirement, be recognized in full on the date of grant. EITF 00-23 also requires that the value of such equity instruments granted to employees nearing retirement age be recognized ratably over the period from the date of grant to the date the grantee is eligible for retirement. Immediate recognition of expense (the non-substantive vesting method) is required even when the grantee has, or plans to, remain an employee of the Company beyond the eligible retirement age.

Prior to July 1, 2005, however, the Company did not apply the non-substantive vesting method in recognizing compensation expense pertaining to RSUs in its consolidated financial statements for the years ended June 30, 2005 and 2004. Furthermore, the Company historically did not apply this provision of EITF 00-23 when disclosing, in the footnotes to its consolidated financial statements under the provisions of FAS 123, the pro-forma effect of stock-based compensation expense pertaining to stock options granted to those age 65 or older. Under the modified retrospective application method of FAS 123R, the Company has recognized the expense attributed to such grants consistently with the manner previously applied for pro-forma disclosure purposes.

Had the Company applied the non-substantive vesting method of EITF 00-23, the net income and basic and diluted earnings per share for the three months ended September 30, 2004, as restated, would have been as follows (unaudited):

	Amount As Restated for Retrospective Application of FAS 123R	Effect of Retirement Vesting Provisions To RSU Stock Option Expense	Amounts As Adjusted for Application of Retirement Vesting Provisions
Net income	$18,340	$(1,366)	$16,974
Weighted-average earnings per share:
Basic	$ 0.63	$ (0.05)	$ 0.58
Diluted	$ 0.61	$ (0.04)	$ 0.57

For all RSU and stock option grants made on or after July 1, 2005, the Company is applying the non-substantive vesting method for stock-based compensation expense recognition purposes, and during the three months ended September 30, 2005, the Company recognized $3,514 and $153 of expense related to stock options and RSUs, respectively, under this vesting method.

K.	Stock Purchase Plans

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(UNAUDITED)

(amounts in thousands, except share and per share data)

For periods through June 30, 2005, the ESPP allowed eligible full-time employees to purchase shares of common stock at 85 percent of the lower of the fair market value of a share of common stock on the first or last day of the quarter. Eligible employees were provided the opportunity to acquire Company common stock once each quarter. The maximum number of shares that an eligible employee could purchase during any quarter was equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 85 percent of the lower of the fair market value of a share of common stock on the last day of the offering period.

Effective July 1, 2005, in connection with the adoption of FAS 123R, the Company amended the terms of the ESPP by reducing the discount at which employees could purchase stock from 15 percent to 5 percent of the fair market value. In addition, the feature whereby the discount was applied to the lower of the fair market value of a share of common stock at the beginning or end of a quarter was replaced with a requirement to apply the discount to the price of a share on the last day of each quarter. Eligible employees continue to be provided the opportunity to acquire Company common stock once each quarter.

In connection with the Company’s retrospective application of the provisions of FAS 123R, stock compensation costs pertaining to the shares of common stock purchased under the ESPP for the three months ended September 30, 2004, have been reflected in the consolidated statement of operations, as restated, for this period. Stock compensation expense related to the employee purchase of shares of common stock for the three months ended September 30, 2004, was $414.

Under FAS 123R, the Company’s ESPP, as amended, is not compensatory. Therefore, the Company was not required to recognize compensation expense related to shares sold under the ESPP for the three months ended September 30, 2005.

As of September 30, 2005, participants have purchased 309,064 shares under the ESPP, at a weighted-average price per share of $40.78. Of these shares, 46,947 were purchased at a weighted-average price per share of $46.55 during the three months ended September 30, 2005.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 30 percent of their annual bonus. For fiscal years through June 30, 2005, RSUs were awarded under the MSPP at 85 percent of the market price of the Company’s common stock on the date of the award. RSUs awarded in lieu of bonuses earned in periods beginning July 1, 2005, will be granted at 95 percent of the market price of the Company’s common stock on the date of the award. RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock.

The Company has recognized the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period. The expense related to these RSUs totaled $78 and $58 for the three months ended September 30, 2005 and 2004, respectively, and is included within indirect costs and selling expenses in the accompanying consolidated statements of operations.

As of September 30, 2005, there were 62,831 RSUs outstanding under the MSPP at a weighted-average price per share of $35.82. During the three months ended September 30, 2005, the Company issued 12,553 RSUs at a weighted-average price per share of $53.11 per share, of which none have been forfeited.

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 50 percent of their annual retainer fees. Vested RSUs will be settled in shares of common stock. As of September 30 2005, 2,940 RSUs had been issued under the DSPP at a weighted-average price per share of $43.60.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(UNAUDITED)

(amounts in thousands, except share and per share data)

L.	Income Taxes

During the three months ended September 30, 2005, the Company completed a study of its research and development activities primarily related to the D&IG, and recognized a portion of an expected tax benefit to be claimed under the research and development credit provisions of the Internal Revenue Code. The remaining portion of the benefit will be recognized through June 30, 2005.

M.	Earnings Per Share

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options and restricted stock units calculated using the treasury stock method. The chart below shows the calculation of basic and diluted earnings per share for the three month periods ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,
	2005	2004
		(as restated)
Net income	$19,123	$18,340

Weighted-average number of basic shares outstanding during the period	30,073	29,175
Dilutive effect of stock options and restricted stock units after application of treasury stock method	929	949

Weighted-average number of diluted shares outstanding during the period	31,002	30,124

Basic earnings per share	$0.64	$0.63

Diluted earnings per share	$0.62	$0.61

N.	Subsequent Events

Effective October 1, 2005, the Company acquired all of the outstanding capital stock of Tech Computer Office Limited (TCO), a company based in the United Kingdom. TCO sells proprietary resource management software mainly to UK government departments, as well as specialized software products to architectural and engineering customers.

Effective October 16, 2005, the Company acquired all of the outstanding shares of National Security Research, Inc. (NSR), headquartered in Arlington, Virginia. The acquisition allows the Company to expand its strategic consulting services in the areas of homeland security, command and control, missile defense and international security.

The Company is currently analyzing the fair value of the assets acquired and liabilities assumed with these acquisitions for purposes of allocating the purchase consideration, and expects to complete its assessments and allocations by December 31, 2005.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(UNAUDITED)

(amounts in thousands, except share and per share data)

O.	Business Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide information technology and communications solutions through all four of the Company’s major service offerings: systems integration, managed network services, knowledge management and engineering services. Its customers are primarily U.S. federal agencies, however the Company also serves a number of agencies of foreign governments and serve customers in the commercial and state and local sectors. International operations offer services to both commercial and government customers primarily through the Company’s systems integration line of business. The Company evaluates the performance of its operating segments based on income before income taxes. Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

(amounts in thousands)	Domestic	International	Total
Quarter Ended September 30, 2005
Revenue from external customers	$409,241	$13,865	$423,106
Pre-tax income	28,749	1,126	29,875

Quarter Ended September 30, 2004
Revenue from external customers	$376,271	$12,382	$388,653
Pre-tax income – as restated	29,122	681	29,803

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations For the Three Months Ended September 30, 2005 and 2004.

Revenue. The table below sets forth revenue by customer segment with related percentages of total revenue for the three months ended September 30, 2005 (FY2006) and 2004 (FY2005), respectively:

	First Quarter				First Quarter Change
(amounts in thousands)	FY2006		FY2005		$	%
Department of Defense	$307,208	72.6%	$277,776	71.5%	$29,432	10.6%
Federal Civilian Agencies	93,060	22.0%	90,317	23.2%	2,743	3.0%
Commercial	16,509	3.9%	15,963	4.1%	546	3.4%
State & Local Governments	6,329	1.5%	4,597	1.2%	1,732	37.7%

Total	$423,106	100.0%	$388,653	100.0%	$34,453	8.9%

For the three months ended September 30, 2005, total revenue increased by 8.9% or $34.5 million, over the same period a year ago. The growth was entirely organic and across a broad base of Department of Defense (DOD), intelligence, and federal civilian agency customers. This growth is primarily for the support of mission-critical needs of its Army, Navy and Intelligence community customers.

DoD revenue increased 10.6%, or $29.4 million, for the three months ended September 30, 2005, as compared to the same period a year ago. The Company’s work with the U.S. Army is driven by the need to support the warfighter particularly through its tactical military intelligence, communications and logistics capabilities. The Company’s work with the U.S. Navy remains strong, with increased levels of work coming through the Seaport Enhanced contract vehicle and from its growing presence in supporting Naval Aviation. In the DoD financial management practice, the Company continued its ability to deliver enhanced services and solutions, positioning itself to participate in the modernization of legacy business systems.

Revenue from Federal Civilian Agencies increased 3.0%, or $2.7 million, for the first quarter ended September 30, 2005. This increase was driven primarily from the Company’s work with the Veterans Benefit Administration and national intelligence customers. Approximately 24% of the Federal Civilian Agency revenue for the quarter was derived from the Department of Justice (DoJ), for whom the Company provides litigation support services and maintains a debt collection system. Revenue from DoJ was $22.7 million and $23.8 million for the three months ended September 30, 2005 and 2004, respectively. This decrease of $1.1 million was attributable to the decline of some DoJ litigation case work which is approaching its conclusion.

Commercial revenue increased 3.4%, or $0.5 million, during the first quarter of FY2006 as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. The international operations accounted for $13.9 million, or 84.0%, of the total Commercial revenue, while the domestic operations accounted for $2.6 million, or 16.0%. The entire growth in commercial revenue came from international operations within the United Kingdom (UK). The UK growth came from its marketing systems group that supplies demographic software and data services and its software services business particularly in the retail and telecommunications sectors.

Revenue from State and Local Governments increased by 37.7%, or $1.7 million, for the quarter ended September 30, 2005, as compared to the same period a year ago. This increase is attributed to an increased demand for information technology services that were provided across a number of states. Revenue from State and Local Governments represented 1.5% and 1.2% of the Company’s total revenue for the three months ended September 30, 2005 and 2004, respectively.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the quarters ended September 30, 2005 (FY2006) and 2004 (FY2005), respectively.

	Dollar Amount		Percentage of Revenue		First Quarter
	First Quarter		First Quarter		Increase (Decrease)
(amounts in thousands)	FY2006	FY2005	FY2006	FY2005	$	%
		(as restated)		(as restated)
Revenue	$423,106	$388,653	100.0%	100.0%	$34,453	8.9%
Costs and expenses:
Direct costs	270,877	240,449	64.0	61.9	30,428	12.7
Indirect costs and selling expenses	111,206	106,630	26.3	27.4	4,576	4.3
Depreciation and amortization	7,535	8,298	1.8	2.1	(763)	(9.2)

Total costs and expenses	389,618	355,377	92.1	91.4	34,241	9.6

Income from operations	33,488	33,276	7.9	8.6	212	0.6
Interest expense, net	3,613	3,473	0.9	0.9	140	4.0

Earnings before income taxes	29,875	29,803	7.0	7.7	72	0.2
Income taxes	10,752	11,463	2.5	3.0	(711)	(6.2)

Net Income	$19,123	$18,340	4.5%	4.7%	$783	4.3%

The Company began complying with Financial Accounting Standards Board Statement No. 123R, “Share Based Payment”, (FAS 123R) effective July 1, 2005. FAS 123R addresses the expensing of stock options and other equity awards to a company’s employees and directors. The results described in this section include the adoption of this rule. As the Company elected to adopt FAS 123R using the modified retrospective approach, the first quarter of fiscal year 2005 (FY2005) has been restated to reflect the effect of recognizing stock option and other stock-based compensation expense.

Income from operations during the quarter was $33.5 million. This is an increase of $212, or 0.6%, over restated income from operations of $33.3 million at September 30, 2004. Had stock option expense not been required, income from operations for the three months ended September 30, 2005 would have been $39.3 million, an increase of 10.3% over income from operations of $35.6 million from the same period a year ago. The Company’s operating margin was 7.9% for the three months ended September 30, 2005. Had the Company not been required to record stock option expense, the operating margin would have been 9.3%, versus 9.2% over the same period a year ago.

As a percentage of revenue, direct costs were 64.0% and 61.9% for the quarters ended September 30, 2005 and 2004, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry; they are incurred in response to specific client tasks, and vary from period to period. Direct labor, was $123.3 million and $118.6 million for the first quarters of FY2006 and FY2005, respectively. This increase in direct labor was attributable to the internal growth in federal government business, both within DoD and Federal Civilian Agencies. Other direct costs were $147.5 million and $121.8 million during the first quarter of FY2006 and FY2005, respectively. The increase in other direct costs was primarily the result of increased volume of tasking across all of the service offerings.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, stock-based compensation, and other discretionary costs. Many of these expenses are highly variable and have grown in dollar volume generally in proportion to the growth in revenue. As a percentage of revenue, indirect costs and selling expenses were 26.3% and 27.4% for the three months ended September 30, 2005 and 2004, respectively. The decrease in percentage from FY2006 to FY2005 is primarily from the benefits associated with organic growth.

Operating income and net income without the effects of stock option expense is calculated as shown in the table below. These amounts are presented to better illustrate the impacts that stock option and other stock-based compensation expense have on the Company’s operating results, and, for comparative purposes, is considered useful information during the initial periods for which the Company is required to recognize stock option and other stock-based compensation expense.

	(Unaudited)
	Quarter Ended
(amounts in thousands)	September 30, 2005	September 30, 2004
Income from operations (as restated for 2004)	$33,488	$33,276
Stock option expense	5,781	2,313

Income from operations before stock option expense	39,269	35,589

Operating margin before stock option expense	9.3%	9.2%

Net income (as restated for 2004)	19,123	18,340
Stock option expense, net of tax effect	3,700	1,422

Net income before stock option expense	22,823	19,762

Net profit margin before stock option expense	5.4%	5.1%

Diluted earnings per share before stock option expense	$0.74	$0.66

Stock option expense is included in indirect cost and selling expenses. Stock option expense was $5.8 million and $2.3 million for the three months ended September 30, 2005 and 2004, respectively. For certain stock option grants made to employees that were 65 or older, the full value of the underlying grant is expensed immediately on the date of the grant, rather than amortized over a period of time. The Company’s stock option expense for the first quarter of FY2006, and for each fiscal first quarter going forward, is expected to be higher than for the remaining quarters due to grants occurring in the first quarter to employees at or above the age of 65.

Depreciation and amortization expense was $7.5 million and $8.3 million for the three quarters ended September 30, 2005, and 2004, respectively. The decrease of $7.6 million, or 9.2%, was attributable to the reduction of intangible amortization of assets acquired in recent acquisitions, primarily the May 2004 acquisition of the D&IG. The intangible assets from the acquisition of the D&IG as well as those acquired with other recent acquisitions are being amortized on an accelerated basis.

The Company incurred net interest expense of $3.6 million and $3.5 million for the first quarters of FY2006 and FY2005, respectively. The majority of the interest expense relates to the Company’s average borrowings of $345.2 million for the quarter ended September 30, 2005, which it used for the purchase of the D&IG. The Company is required to repay a minimum of $3.5 million annually under the terms of its credit facility.

The effective income tax rates for the quarters ended September 30, 2005 and September 30, 2004 were 36.0% and 38.5%, respectively. This decrease is largely attributable to the benefit associated with research and development credits expected to be realized by the Company. These credits were generated primarily from activities of the D&IG business.

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations, and its available credit facilities, have provided adequate liquidity and working capital to fund the Company’s operational needs. Cash flows from operations totaled $38.2 million and $20.3 million for the three months ended September 30, 2005 and 2004, respectively.

Between March 2002 and May 2004, the principal source of liquidity and capital to fund business acquisitions were the proceeds from the Company’s March 2002 offering of 4.9 million shares of common stock. The Company raised $161.5 million from this offering, and during the period between March 2002 and May 2004, invested approximately $170.2 million in the acquisition of eight businesses. Operating cash flows and borrowings under credit facilities were used to supplement the offering proceeds, as necessary, to fund the acquisition of these eight businesses.

To fund the acquisition of the D&IG, the Company entered into a $550 million credit facility (the 2004 Credit Facility), which includes a $200 million revolving credit facility (the Revolving Facility), and a $350 million institutional term loan (the Term Loan). The initial borrowings under the 2004 Credit Facility were $422.6 million, of which $344.8 million was outstanding under the Term Loan at September 30, 2005. During the quarter ended September 30, 2005, the Company received no advances from borrowings under the Revolving Facility.

The Revolving Facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200 million, with annual sublimits on amounts borrowed for acquisitions. The Revolving Facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of this facility.

The term loan portion of the 2004 Credit Facility is a seven-year secured facility under which principal payments are due in quarterly installments of $0.875 million at the end of each fiscal quarter through March 2011, and the balance of $325.5 million is due in full on May 2, 2011.

Interest rates for both revolving credit and term-loan borrowings are based on LIBOR, or the higher of the prime rate, or federal funds rate, plus applicable margins. Margin and unused fee rates are determined quarterly based on the Company’s leverage ratios. The Company is expected to operate within certain limits on leverage, net worth and fixed-charge coverage ratios throughout the term of the 2004 Credit Facility. The total costs associated with securing the 2004 Credit Facility were approximately $8.2 million, and are being amortized over the life of the 2004 Credit Facility.

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

The Company also has amounts due under a lease agreement classified as a capital lease for reporting purposes, amounts due under a mortgage note payable, and maintains a line of credit facility in the United Kingdom. The total amount of reported principal due under the capital lease agreement and mortgage note payable was $1.5 million at September 30, 2005. The total amount available under the line-of-credit facility in the U.K., which is scheduled to expire in December 2005, is approximately $0.9 million. As of September 30, 2005, the Company had no borrowings under this facility.

Cash and equivalents were $170.9 million and $133.3 million at September 30, 2005 and June 30, 2005, respectively. The Company’s operating cash flow increased to $38.2 million for the first quarter of FY2006, as compared to $20.3 million over the same period a year ago. The primary driver behind the higher operating cash flow was improvement in days-sales-outstanding (DSO). DSO decreased to 69 days as of September 30, 2005, down 14 days from September 30, 2004.

The Company used cash in investing activities of $3.6 million and $5.1 million for the three months ended September 30, 2005 and 2004, respectively. This decrease was mainly attributable to the absence of any payments related to business acquisitions. During the three months ended September 30, 2004, the Company made payments, including various earnout payments, totaling $3.1 million related to previously completed acquisitions.

Cash provided by financing activities totaled $3.5 million in the first quarter of FY2006, while cash used in financing activities was $15.8 million in the first quarter of FY2005. This decrease was primarily attributable to $17.2 million of repayment of borrowings under the Company’s Revolving Facility in FY2005. The Company had no similar repayments in the first quarter of FY2006.

Cash flows from financing activities continued to benefit from proceeds received from the exercise of stock options, and purchases of stock under the Company’s Employee Stock Purchase Plan. Proceeds from these activities totaled $6.4 million and $3.6 million during the first quarters of FY2006 and FY2005, respectively. These amounts were offset by cash used to purchase stock to fulfill obligations under the Employee Stock Purchase Plan. Cash used to acquire stock was $3.0 million and $1.2 million during the first quarter of Y2006 and FY2005, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. The Company has the ability to manage these fluctuations in part through interest rate hedging alternatives. A 1% change in interest rates on variable rate debt would have resulted in the Company’s interest expense fluctuating by approximately $0.9 million for the quarter ended September 30, 2005.

Approximately 3.3% and 3.2% of the Company’s total revenues in the first three months of FY2006 and FY2005, respectively, were derived from our international operations, primarily in the United Kingdom. The Company’s practice in its international operations is to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2005, the Company had approximately $14.1 million in cash held in pounds sterling in the United Kingdom. This allows the Company to better utilize its cash resources on behalf of its foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Appeal of CACI International Inc, ASBCA No. 5305

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K/A for the period ended June 30, 2005, for the most recently filed information concerning the appeal filed on September 27, 2000, with the Armed Services Board of Contract Appeals (“ASBCA”) challenging the Defense Information Systems Agency’s (“DISA”) denial of its claim for breach of contract damages. The Registrant’s appeal seeks damages arising from DISA’s breach of a license agreement pursuant to which the Department of Defense agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by Registrant’s wholly-owned subsidiary, CACI, INC.-FEDERAL, for the period from September 2, 1994 through April 22, 1998. The ASBCA held that the Government breached its contract, but determined that no damages flowed to the Company as a result of that breach.

Since the filing of Registrant’s report indicated above, we filed our principal brief on September 27, 2005.

CACI Dynamics Systems, Inc. v. Delphinus Engineering, Inc., et al

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K/A for the period ended June 30, 2005 for the most recently filed information concerning the suit filed on October 1, 2002 in the United States District Court for the Eastern District of Virginia against Delphinus Engineering, Inc., V. Allen Spicer and James R. Everett seeking damages and attorney’s fees arising from defendant’s efforts to move business from CACI to Delphinus.

Since the filing of Registrant’s report described above, we have been continuing our efforts to collect the judgment. The Company was notified of Mr. Spicer’s death on September 16, 2005.

Saleh, et al. v. Titan Corp., et al, Case No. 04 CV 1143 R (NLS) (S.D. Cal. 2004)

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K/A for the period ending June 30, 2005 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of California against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V., and former CACI employee, Stephen A. Stefanowicz, among other defendants, seeking a permanent injunction, declaratory relief, compensatory and punitive damages, treble damages and attorney’s fees arising from defendant’s alleged act against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, the Fourth Circuit granted CACI’s Writ of Mandamus and ordered the U.S. District Court in Virginia to seek return of the case file from the District of Columbia so the court could reconsider its prior transfer decision.

Ibrahim, et al. v. Titan Corp., et al., Case No. 1:04-CV-01248-JR (D.D.C. 2004)

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K/A for the period ending June 30, 2005 for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V. and Titan Corporation, seeking compensatory and punitive damages for physical injury, emotional distress, and/or wrongful death allegedly suffered as a result defendants’ wrongful acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, there have been no significant case developments.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1	Section 302 Certification	Dr. J.P. London

31.2	Section 302 Certification	Mr. Stephen L. Waechter

32.1	Section 906 Certification	Dr. J.P. London

32.2	Section 906 Certification	Mr. Stephen L. Waechter

Reports

•	On August 8, 2005, the Registrant filed a period report on Form 8-K announcing the appointment of Paul M. Cofoni as President, CACI, INC.-FEDERAL.
•	On August 9, 2005, the Registrant filed a periodic report on Form 8-K reporting that John M. Toups would be retiring at the end of his current year of service as a Director.

•	On August 17, 2005, the Registrant filed a periodic report on Form 8-K reporting its financial results for the fourth quarter and full fiscal year 2005.

•	On August 31, 2005, the Registrant filed a periodic report on Form 8-K reporting the retirement of Jeffrey P. Elefante, Executive Vice President, General Counsel and Secretary.

•	On September 15, 2005, the Registrant filed a periodic report on 8-K reporting that it had entered into severance compensation agreements with Paul M. Cofoni, President of the Registrant’s wholly-owned subsidiary CACI, INC.-FEDERAL, and with William M. Fairl, Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc

Registrant

Date: November 9, 2005	By:	/s/ Dr. J. P. London
Dr. J. P. London Chairman of the Board, President Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2005	By:	/s/ Stephen L. Waechter
Stephen L. Waechter Executive Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 9, 2005	By:	/s/ S. Mark Monticelli
S. Mark Monticelli Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)