Form 10-Q
period 2005-12-31
CACI INTERNATIONAL INC /DE/
filed 2006-02-09
CIK 16058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2005

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 6, 2006: CACI International Inc Common Stock, $.10 par value, 30,187,866 shares.

CACI INTERNATIONAL INC

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,
	2005	2004
		(as restated for FAS 123R)
Revenue	$419,530	$389,685

Costs and expenses:
Direct costs	270,740	241,006
Indirect costs and selling expenses	101,621	106,304
Depreciation and amortization	7,942	7,699

Total costs and expenses	380,303	355,009

Income from operations	39,227	34,676
Interest expense, net	3,777	3,820

Income before income taxes	35,450	30,856

Income taxes	13,180	11,725

Net income	$22,270	$19,131

Basic earnings per share	$0.74	$0.65

Diluted earnings per share	$0.72	$0.63

Weighted-average basic shares outstanding	30,130	29,660

Weighted-average diluted shares outstanding	30,985	30,574

See notes to the Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended December 31,
	2005	2004
		(as restated for FAS 123R)
Revenue	$842,636	$778,338

Costs and expenses:
Direct costs	541,617	481,455
Indirect costs and selling expenses	212,827	212,934
Depreciation and amortization	15,477	15,997

Total costs and expenses	769,921	710,386

Income from operations	72,715	67,952
Interest expense, net	7,390	7,293

Income before income taxes	65,325	60,659

Income taxes	23,932	23,188

Net income	$41,393	$37,471

Basic earnings per share	$1.38	$1.27

Diluted earnings per share	$1.34	$1.23

Weighted-average basic shares outstanding	30,102	29,415

Weighted-average diluted shares outstanding	30,999	30,353

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(amounts in thousands, except per share data)

	December 31, 2005	June 30, 2005
		(as restated for FAS 123R)
ASSETS

Current assets:
Cash and cash equivalents	$137,158	$132,965
Accounts receivable, net:
Billed	311,105	311,046
Unbilled	26,075	27,009

Total accounts receivable, net	337,180	338,055

Deferred income taxes	7,132	6,504
Prepaid expenses and other current assets	12,910	15,406

Total current assets	494,380	492,930

Goodwill	580,101	555,347
Intangible assets, net	77,687	81,259
Property and equipment, net	25,985	24,261
Supplemental retirement savings plan assets	29,558	24,805
Accounts receivable, long-term, net	10,182	10,529
Deferred income taxes	3,322	2,479
Other long-term assets	15,233	15,029

Total assets	$1,236,448	$1,206,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,541	$3,641
Accounts payable	37,797	36,900
Income taxes payable	—	8,909
Accrued compensation and benefits	82,787	91,663
Other accrued expenses	58,003	67,631

Total current liabilities	182,128	208,744

Notes payable, long-term	341,089	342,861
Supplemental retirement savings plan obligations	29,772	25,059
Other long-term obligations	10,136	8,941

Total liabilities	563,125	585,605

Shareholders’ equity:
Common stock $.10 par value, 80,000 shares authorized, 37,961 and 37,807 shares issued and outstanding, respectively	$3,796	$3,781
Additional paid-in-capital	291,273	279,496
Retained earnings	399,255	357,862
Accumulated other comprehensive income	1,825	2,721
Treasury stock, at cost (7,813 shares)	(22,826)	(22,826)

Total shareholders’ equity	673,323	621,034

Total liabilities and shareholders’ equity	$1,236,448	$1,206,639

See notes to the Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Six Months Ended December 31,
	2005	2004
		(as restated for FAS 123R)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,393	$37,471
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	15,477	15,997
Amortization of deferred financing costs	710	672
Stock-based compensation expense	9,683	6,010
Deferred income tax expense (benefit)	379	(749)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	5,231	(5,731)
Prepaid expenses and other current assets	(1,153)	(491)
Accounts payable and other accrued expenses	(9,204)	(14,714)
Accrued compensation and benefits	(10,131)	(4,701)
Income taxes payable	(9,564)	(16,964)
Supplemental retirement savings plan obligations and other long-term liabilities	4,278	4,341

Net cash provided by operating activities	47,099	21,141

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,569)	(4,055)
Cash paid for business acquisitions, net of cash acquired	(36,879)	(7,349)
Proceeds from sale of marketable securities	—	515
Other long term assets	(2,119)	289

Net cash used in investing activities	(45,567)	(10,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made under credit facilities	(1,872)	(43,950)
Proceeds from employee stock purchase plans	4,506	3,568
Proceeds from exercise of stock options	3,860	13,949
Repurchases of common stock	(4,651)	(3,704)
Other	1,245	9,464

Net cash provided by (used in) financing activities	3,088	(20,673)

Effect of exchange rate changes on cash and cash equivalents	(427)	915

Net increase (decrease) in cash and cash equivalents	4,193	(9,217)
Cash and cash equivalents, beginning of period	132,965	63,029

Cash and cash equivalents, end of period	$137,158	$53,812

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$33,310	$31,393

Cash paid during the period for interest	$8,044	$7,219

See notes to the Unaudited Condensed Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
		(as restated for FAS 123R)		(as restated for FAS 123R)
Net income	$22,270	$19,131	$41,393	$37,471
Change in foreign currency translation adjustment, net	(1,169)	2,315	(1,719)	2,225
Change in fair value of interest rate swap agreement	179	—	823	—

Comprehensive income	$21,280	$21,446	$40,497	$39,696

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K/A for the year ended June 30, 2005. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

Under the modified retrospective application method, the Company will restate its consolidated statements of operations, comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005, and its consolidated balance sheets as of June 30, 2005 and 2004. Restatements of selected footnote disclosures in the consolidated financial statements included with the Company’s annual report on Form 10-K/A will also be made. The Company plans to file these consolidated financial statements, as restated, to reflect the retrospective application of FAS 123R, by February 28, 2006.

Under the modified retrospective application transition method, the Company has calculated the cumulative impact of stock-based compensation expense as though it had adopted the provisions of FAS 123 effective July 1, 1995. The impact of stock-based compensation expense on earnings, comprehensive income, deferred income taxes, additional paid-in-capital, and cash flows for all equity grants made since this date have been calculated. The consolidated statements of operations, comprehensive income, and cash flows for the three and six months ended December 31, 2004 have been restated to reflect the retrospective application of the new standard, and the impact on net earnings and cash flows as previously reported is as follows:

	Three Months Ended December 31, 2004
	As Previously Reported	Effect of Retrospective Application of FAS 123R	As Restated
Consolidated Statement of Operations:
Indirect costs and selling expenses	$104,072	$2,232	$106,304

Income from operations	36,908	(2,232)	34,676
Income before income taxes	33,088	(2,232)	30,856
Income taxes	12,573	(848)	11,725

Net income	$20,515	$(1,384)	$19,131

Earnings per share:
Basic	$0.69	$(0.04)	$0.65

Diluted	$0.67	$(0.04)	$0.63

Consolidated Statement of Cash Flows:
Cash flows provided by operations	$9,548	$(8,662)	$886

Cash flows used in financing activities	$(14,374)	$8,662	$(5,712)

Consolidated Statement of Comprehensive Income:
Comprehensive income	$22,830	$(1,384)	$21,446

	Six Months Ended December 31, 2004
	As Previously Reported	Effect of Retrospective Application of FAS 123R	As Restated
Consolidated Statement of Operations:
Indirect costs and selling expenses	$208,389	$4,545	$212,934

Income from operations	72,497	(4,545)	67,952

Income before income taxes	65,204	(4,545)	60,659
Income taxes	24,927	(1,739)	23,188

Net income	$40,277	$(2,806)	$37,471

Earnings per share:
Basic	$1.37	$(0.10)	$1.27

Diluted	$1.33	$(0.10)	$1.23

Consolidated Statement of Cash Flows:
Cash flows provided by operations	$30,604	$(9,464)	$21,141

Cash flows used in financing activities	$(30,137)	$9,464	$(20,673)

Consolidated Statement of Comprehensive Income:
Comprehensive income	$42,502	$(2,806)	$39,696

The Company has also restated the consolidated balance sheet as of June 30, 2005 for the retrospective application of FAS 123R. The cumulative effect on deferred tax assets, additional paid-in-capital, and retained earnings as of June 30, 2005, as previously reported, is as follows:

	Balances as of June 30, 2005
	As Previously Reported	Effect of Retrospective Application of FAS 123R	As restated
Deferred tax assets, long term	$—	$2,479	$2,479
Deferred tax liabilities, long term	$6,367	$(6,367)	$—
Additional paid-in-capital	$245,053	$34,443	$279,496
Retained earnings	$383,459	$(25,597)	$357,862

C.	Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2005 and June 30, 2005, consisted of the following (cost approximates fair value):

	December 31, 2005	June 30, 2005
Money market funds	$137,158	$120,426
Cash	—	12,539

Total cash and cash equivalents	$137,158	$132,965

D.	Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of approximately $4,259 and $4,168 at December 31, 2005 and June 30, 2005, respectively. Accounts receivable consisted of the following:

	December 31, 2005	June 30, 2005
Billed receivables:
Billed receivables	$258,877	$265,781
Billable receivables at end of period	52,228	45,265

Total billed receivables	311,105	311,046

Unbilled receivables:
Unbilled pending receipt of contractual documents authorizing billing	26,075	27,009

Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	10,182	10,529

Total unbilled receivables	36,257	37,538

Total accounts receivable, net	$347,362	$348,584

E.	Intangible Assets

Intangible assets related to customer contracts and programs acquired are as follows:

	December 31, 2005	June 30, 2005
Customer contracts and related customer relationships	$117,462	$111,862
Covenants not to compete	787	787
Other	742	742

Intangible assets, at cost	118,991	113,391

Less accumulated amortization	41,304	32,132

Total intangible assets, net	$77,687	$81,259

Intangible assets are being amortized on an accelerated basis over periods ranging from 6 to 120 months. The weighted-average period of amortization for the intangible assets as of December 31, 2005 is 7.5 years, and the weighted-average remaining period of amortization is 5.4 years. Amortization expense was $9,106 and $4,719 for the three and six months ended December 31, 2005, respectively, and $4,850 and $9,790 for the three and six months ended December 31, 2004, respectively. During the three months ended December 31, 2005, the Company recorded $5,600 of customer contract and related customer relationships value in connection with its acquisition of National Security Research, Inc (NSR) (note N). This amount will be adjusted based on final evaluations of the fair values of the net assets acquired with the purchases of NSR and Tech Computer Office Limited (TCO).

The accumulated amortization balances of $40,008 and $31,075, as of December 31, 2005 and June 30, 2005, respectively, pertain to the customer contract and related customer relationships value. Expected amortization expense of customer contract and related customer relationships value for the remainder of the fiscal year ending June 30, 2006, and for each of the fiscal years thereafter through June 30, 2010, is as follows:

Amount
Year ended June 30, 2006	$9,831
Year ended June 30, 2007	17,888
Year ended June 30, 2008	15,102
Year ended June 30, 2009	13,367
Year ended June 30, 2010	11,736

$67,924

F.	Accrued Compensation and Benefits

Accrued compensation and benefits consisted of the following:

	December 31, 2005	June 30, 2005
Accrued salaries and withholdings	$45,521	$51,648
Accrued leave	28,439	30,990
Accrued fringe benefits	8,827	9,025

Total accrued compensation and benefits	$82,787	$91,663

G.	Other Accrued Expenses

Other accrued expenses consisted of the following:

	December 31, 2005	June 30, 2005
Contract loss reserves	$6,384	$13,384
Vendor obligations	29,260	32,051
Accrued sales and property taxes	5,576	3,982
Accrued interest	1,216	1,155
Deferred revenue	11,840	12,031
Other	3,727	5,028

Total other accrued expenses	$58,003	$67,631

H.	Notes Payable and Credit Facilities

The details of notes payable are as follows:

	December 31, 2005	June 30, 2005
Bank credit facilities – term loan	$343,875	$345,625
Mortgage note payable	755	777
Covenant not-to-compete note payable	—	100

Total long term debt	344,630	346,502
Less current portion	(3,541)	(3,641)

Long term debt, net of current portion	$341,089	$342,861

Effective May 3, 2004, concurrent with the acquisition of the Defense and Intelligence Group (D&IG) of American Management Systems, Inc., the Company entered into a $550,000 credit facility (the 2004 Credit Facility), consisting of a $200,000 revolving credit facility (the Revolving Facility) and a $350,000 institutional term loan (the Term Loan). The 2004 Credit Facility also provides for stand-by letters of credit aggregating up to $25,000 that reduce the funds available under the Revolving Facility when issued.

The Revolving Facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200,000, with an expiration date of May 2, 2009, and annual sub-limits on amounts borrowed for acquisitions. The Revolving Facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the Revolving Facility, based on its leverage ratio, as defined. The Company received no advances from borrowings under the Revolving Facility during the six months ended December 31, 2005.

The Term Loan is a seven-year secured facility under which principal payments are due in quarterly installments of $875 at the end of each fiscal quarter through March 2011, and the balance at December 31, 2005, was $343,875, of which of $325,500 is due in full on May 2, 2011.

Borrowings under both the Revolving Facility and the Term Loan bear interest at rates based on LIBOR or the higher of the prime rate or federal funds rate plus 0.5 percent, as elected by the Company, plus applicable margins based on the leverage ratio as determined quarterly. To date, the Company has elected to apply LIBOR to outstanding borrowings. As of December 31, 2005, the effective interest rate, excluding the effect of the amortization of debt financing costs, for the outstanding borrowings under the 2004 Credit Facility was 5.49 percent. Interest expense under the 2004 Credit Facility for the three and six months ended December 31, 2005 was $4,728 and $9,160, respectively.

The 2004 Credit Facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, and a maximum leverage ratio. Substantially all of the Company’s assets serve as collateral under the 2004 Credit Facility. As of December 31, 2005, the Company was in compliance with the financial covenants of the 2004 Credit Facility.

The Company capitalized $8,234 of debt issuance costs in May 2004 associated with the origination of the 2004 Credit Facility. The Company capitalized an additional $450 of financing costs to amend the 2004 Credit Facility in May 2005 by re-pricing downward the margins that are applied to the interest rate options on the term loan. Other key terms of the 2004 Credit Facility were not changed. All debt financing costs are being amortized from the date incurred to the expiration date of the Term Loan. The unamortized balance of $6,397 at December 31, 2005, is included in other current and long-term assets.

Long-term debt as of December 31, 2005, also includes $714 due under a mortgage note payable agreement. The Company assumed obligations of the mortgage as part of its acquisition of MTL Systems, Inc. in January 2004. Outstanding balances under the mortgage note payable bear interest at 5.88 percent and are secured by interest in real property located in Dayton, Ohio.

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

The Company accounts for its interest rate swap agreements under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and has determined that the two swap agreements qualify as effective hedges. Accordingly, the fair value of the interest rate swap agreements at December 31, 2005 of $1,021 has been reported in other accrued expenses, with an offset, net of an income tax effect of $388, included in accumulated other comprehensive income in the accompanying consolidated balance sheet as of December 31, 2005. The change in fair value of $288, net of income tax effect of $110, is reported as other comprehensive income in the accompanying consolidated statement of comprehensive income for the three-months ended December 31, 2005. This amount will be reclassified into interest expense as yield adjustments in the periods during which the related floating-rate interest is incurred.

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

Subcontract Purchase Commitment

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available, and based upon this expectation, has recognized unit costs incurred to date at the lowest unit cost provided under the subcontract. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be $2,994. This amount has not been recorded in the Company’s consolidated financial statements as of December 31, 2005.

State Tax Contingency

In November 2005, the Company settled with the State of Indiana its outstanding matter involving a claim by Indiana for state income taxes. The settlement had no material effect on the consolidated financial statements.

D&IG Acquisition Arbitration

As part of its agreement to acquire the D&IG, the Company agreed to pay additional consideration of up to $10,000 in cash if the net worth of the D&IG upon the closing of the transaction exceeded an amount as stipulated in the purchase agreement. Conversely, the Company could receive up to $10,000 if the net worth of the D&IG is below a specified level.

The Company and the seller submitted a matter regarding purchase consideration to an arbitrator, and the arbitrator ruled in favor of the Company by decision on November 16, 2005. No additional consideration is due from CACI to the seller.

J.	Stock Based Compensation

Adoption and Effects of New Standard

Effective July 1, 2005, the Company adopted the provisions of FAS 123R using the modified retrospective transition method and has restated the consolidated statements of operations, cash flows, and comprehensive income for the three and six months ended December 31, 2004. The effects of this restatement are included in note B.

The adoption of FAS 123R had a significant non-cash impact on earnings as well as classification of cash flows for the three and six months ended December 31, 2005 and 2004. Net income for the three months ended December 31, 2005 and 2004 was reduced $1,018 and $1,384, respectively, net of the effect of income taxes, as a result of recognizing compensation for the amortization of the value of stock options. Net income for the six months ended December 31, 2005 and 2004, again net of the effect of income taxes, was reduced by $4,718 and $2,806, respectively, due to the application of FAS 123R. The greater effect of applying FAS 123R reported for the six months ended December 31, 2005 results from the expense recognition of 100 percent of the value of stock options granted to employees at or near age 65 during the three months ended September 30, 2005. A summary of the components of stock-based compensation expense recognized during the three and six months ended December 31, 2005 and 2004, together with the income tax benefits realized, is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
		(as restated for FAS 123R)		(as restated for FAS 123R)
Stock-based compensation included in indirect cost and selling expense:
Non- Qualified stock option expense	$1,620	$2,232	$7,401	$4,545
Restricted stock units	1,050	441	2,282	1,465

Total stock-based compensation expense	$2,670	$2,673	$9,683	$6,010

Income tax benefit recognized for stock-based compensation expense	$847	$1,027	$3,547	$2,320

Prior to the adoption of FAS 123R, the Company followed the provisions of APB No. 25 in recognizing stock-based compensation expense, and thereunder recognized only the costs of restricted stock units (RSUs) in its consolidated financial statements. The stock-based compensation expense included in net income for the three and six months ended December 31, 2004, as previously reported, was $441 and $1,465, respectively. Under FAS 123R, the Company recognizes stock-based compensation expense based on the fair value of both RSUs and stock options. Stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods, and is adjusted as required for options subject to graded vesting schedules.

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

During the three months ended December 31, 2005 and 2004 (as restated), the Company recognized $1,245 and $9,464, respectively, of excess tax benefits, which have been reported as financing cash inflows in the accompanying consolidated statements of cash flows.

Equity Grants and Valuation

The Company issues non-qualified stock options and RSUs on an annual basis to its directors and key employees under the 1996 Stock Incentive Plan (The 1996 Plan). RSUs are also issued under the Management Stock Purchase Plan (MSPP), and the Director Stock Purchase Plan (DSPP) (note K).

The number of shares authorized by shareholders for grants under the 1996 Plan was 7,450,000 as of December 31, 2005. The aggregate number of grants that may be made under the 1996 Plan may exceed this approved amount as forfeited options and RSUs, and vested options that expire, become available for future grants. Cumulative grants of 7,530,861 non-qualified stock options and RSUs have been awarded, and 1,347,135 of these awards have been forfeited, as of December 31, 2005.

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

The fair values of options awarded during the six months ended December 31, 2005 and 2004, have been estimated on the date of grant using the Black-Scholes valuation model and the following assumptions:

	Six Months ended December 31,
	2005	2004
Expected volatility	32% - 35%	34 - 36%
Expected dividends	0%	0%
Expected term (in years)	4 – 6	5
Risk-free rate	4.4%	3.7%

The weighted-average volatility rate for grants made during the six months ended December 31, 2005 and 2004, are consistent with the expected volatility rates above. Expected volatilities are based on implied volatilities from traded options on the Company’s common stock, historical volatility rates, and other factors. The expected term of the option grants represents the period of time options are expected to be outstanding and is based on the contractual term of the grant, vesting schedules, and past exercise behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of the grant.

The weighted-average fair value of stock options granted during the six months ended December 31, 2005, and 2004 was $26.59 and $15.16, respectively, and the weighted-average fair value of RSUs granted was $62.72 and $40.25, respectively.

Stock Option and RSU Activity

Stock option activity for all outstanding options, and the corresponding price information, for the six months ended December 31, 2005, is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding options, June 30, 2005	2,245,948	$7.50 - $64.63	$28.44
Options issued	817,195	21.40 - 64.22	60.80
Options exercised	(146,769)	9.25 - 40.00	26.30
Options cancelled	(84,929)	21.40 - 62.48	35.99

Outstanding options, December 31, 2005	2,831,445	$7.50 - $64.36	$37.66

Options exercisable, December 31, 2005	1,538,773	$7.50 - $64.36	$24.52

Changes in the number of unvested stock options during the six months ended December 31, 2005, together with the corresponding weighted-average fair values, and the status of unvested options at December 31, 2005, are as follows:

	Number of Options	Weighted- Average Grant Date Fair Value
Unvested at July 1, 2005:	844,671	$14.99
Granted	817,195	26.59
Vested	(284,265)	20.15
Forfeited	(84,929)	14.50

Unvested at December 31, 2005	1,292,672	$21.22

During the six months ended December 31, 2005, the Company granted 110,080 RSUs, and during this same period, 6,727 RSUs were forfeited due to employee terminations. As of December 31, 2005, there were 237,325 RSUs outstanding under the 1996 Plan.

Information regarding the cash proceeds received, and the intrinsic value and total tax benefits realized resulting from option exercises during the six months ended December 31, 2005, and 2004, is as follows:

	2005	2004
Amounts realized or received from stock option exercises:
Cash proceeds received	$3,860	$14,037

Intrinsic value realized	$5,439	$30,718

Income tax benefit realized	$1,971	$11,686

The total intrinsic value of RSUs that vested during the six months ended December 31, 2005, and the tax benefit realized by the Company, was $476 and $173, respectively. There were no RSUs under the 1996 Plan that vested during the six months ended December 31, 2004.

The fair value of stock options that vested during the six months ended December 31, 2005, and 2004 was $4,486 and $7,270, respectively.

Outstanding Stock Option Information

Information regarding outstanding and exercisable stock options as of December 31, 2005, is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$0.00-$9.99	399,552	$8.59	3.12	$19,496	399,552	$8.59	3.12	$19,496
$10.00-$19.99	102,731	10.65	4.34	4,800	102,731	10.65	4.34	4,800
$20.00-$29.99	361,534	21.49	5.52	12,974	361,534	21.49	5.52	12,974
$30.00-$39.99	760,763	35.30	7.07	16,795	605,956	35.58	6.97	13,209
$40.00-$49.99	380,500	41.31	5.93	6,114	37,000	48.90	7.81	314
$50.00-$59.99	47,000	55.05	3.12	17	—	—	—	—
$60.00-$69.99	779,365	63.11	6.59	—	32,000	64.36	5.92	—

	2,831,445	$37.66	5.86	$60,196	1,538,773	$24.52	5.45	$50,793

As of December 31, 2005, there was $21,108 of total unrecognized compensation costs related to stock options scheduled to be recognized over a weighted average period of 3.9 years, and $8,802 of total unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted-average period of 2.2 years.

Effects of Non-substantive Vesting Provisions

During the year-end June 30, 2004, the Company began to include a provision in RSU grants that provided for accelerated vesting upon retirement at or after age 65. The Company extended this accelerated vesting condition to grants of non-qualified stock options beginning July 1, 2004.

In conjunction with its adoption of FAS 123R, the Company began to recognize the expense associated with RSUs and non-qualified stock options granted on or after July 1, 2005, to employees that have reached, or are close to reaching, age 65, in accordance with EITF Bulletin No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, (EITF 00-23). EITF 00-23 requires that the value of equity instruments awarded to employees that are eligible for retirement, and that contain terms which provide for immediate vesting upon retirement, be recognized in full on the date of grant. EITF 00-23 also requires that the value of such equity instruments granted to employees nearing retirement age be recognized ratably over the period from the date of grant to the date the grantee is eligible for retirement. Immediate recognition of expense (the non-substantive vesting method) is required even when the grantee has remained, or plans to remain, an employee of the Company beyond the eligible retirement age.

Prior to July 1, 2005, the Company did not apply the non-substantive vesting method in recognizing compensation expense pertaining to RSUs in its consolidated financial statements. Furthermore, the Company historically did not apply this provision of EITF 00-23 when disclosing, in the notes to its consolidated financial statements under the provisions of FAS 123, the pro-forma effect of stock-based compensation expense pertaining to stock options granted to those age 65 or older. Under the modified retrospective application method of FAS 123R, the Company has recognized the expense attributed to such grants consistently with the manner previously applied for pro-forma disclosure purposes.

Had the Company applied the non-substantive vesting method of EITF 00-23, the net income and basic and diluted earnings per share for the six months ended December 31, 2004, as restated, would have been as follows (unaudited):

	Amount As Restated for Retrospective Application of FAS 123R	Effect of Retirement Vesting Provisions To RSU Stock Option Expense	Amounts As Adjusted for Application of Retirement Vesting Provisions
Net income	$37,471	$(1,530)	$35,941
Weighted-average earnings per share:
Basic	$1.27	$(0.05)	$1.22
Diluted	$1.23	$(0.05)	$1.18

For all RSU and stock option grants made on or after July 1, 2005, the Company is applying the non-substantive vesting method for stock-based compensation expense recognition purposes, and during the six months ended December 31, 2005, the Company recognized $4,110 of expense related to stock options and RSUs, respectively, under this vesting method.

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

In connection with the Company’s retrospective application of the provisions of FAS 123R, stock compensation costs pertaining to the shares of common stock purchased under the ESPP for the three and six months ended December 31, 2004, have been reflected in the consolidated statement of operations, as restated, for this period. Stock compensation expense related to the employee purchase of shares of common stock for the three and six months ended December 31, 2004 was $436 and $849, respectively.

Under FAS 123R, the Company’s ESPP, as amended, is not compensatory. Therefore, the Company was not required to recognize compensation expense related to shares sold under the ESPP for the three and six months ended December 31, 2005.

As of December 31, 2005, participants have purchased approximately 337,000 shares under the ESPP at a weighted average price per share of $42.18. Of these shares, approximately 28,000 were purchased at $57.57 per share during the three months ended December 31, 2005, and approximately 75,000 were purchased at a weighted average price per share of $50.68 during the six months ended December 31, 2005.

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

The Company has recognized the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period. The expense related to these RSUs totaled $1,050 and $441 for the three months ended December 31, 2005 and 2004, respectively, and $2,282 and $1,465 for the six months ended December 31, 2005 and 2004, respectively, and is included within indirect costs and selling expenses in the accompanying consolidated statements of operations.

As of December 31, 2005, there were 62,831 RSUs outstanding under the MSPP at a weighted-average price per share of $35.82. During the six months ended December 31, 2005, the Company issued 12,553 RSUs at a weighted-average price per share of $53.08 per share, of which none have been forfeited.

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 50 percent of their annual retainer fees. Vested RSUs will be settled in shares of common stock. As of December 31 2005, 2,943 RSUs had been issued under the DSPP at a weighted-average price per share of $45.83.

L.	Income Taxes

During the six months ended December 31, 2005, the Company completed a study of its research and development activities primarily related to the D&IG, and recognized a portion of an expected tax benefit to be claimed under the research and development credit provisions of the Internal Revenue Code. The remaining portion of the benefit will be recognized through June 30, 2006.

M.	Earnings Per Share

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options and restricted stock units calculated using the treasury stock method. The chart below shows the calculation of basic and diluted earnings per share for the three and six month- periods ended December 31, 2005 and 2004, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
(amounts in thousands, except per share amounts)	2005	2004	2005	2004
		(as restated for FAS 123R)		(as restated for FAS 123R)
Net income	$22,270	$19,131	$41,393	$37,471
Weighted-average number of basic shares outstanding during the period	30,130	29,660	30,102	29,415
Dilutive effect of stock options and restricted stock units after application of treasury stock method	855	914	897	938

Weighted-average number of diluted shares outstanding during the period	30,985	30,574	30,999	30,353

Basic earnings per share	$0.74	$0.65	$1.38	$1.27

Diluted earnings per share	$0.72	$0.63	$1.34	$1.25

N.	Acquisitions

On October 1, 2005, the Company acquired all of the outstanding stock of Tech Computer Office Limited (TCO), a company based in the United Kingdom, which sells proprietary resource management software mainly to UK for government departments, as well as specified products for architects and engineers. TCO contributed $1,300 of revenue during the three months ended December 31, 2005.

On October 16, 2005, the Company acquired all of the outstanding shares of National Security Research, Inc., (NSR), headquartered in Arlington, Virginia. The acquisition allows the Company to expand its strategic consulting services in the areas of homeland security, command and control, missile defense and international security. NSR contributed revenue of $3,571 during the three months ended December 31, 2005.

The combined purchase consideration to acquire TCO and NSR was $38,947, of which $37,647 has been paid as of December 31, 2005. The remaining $1,300 due pertains to the acquisition of TCO, and is scheduled to be paid on an installment basis through December 2008, subject to certain adjustments.

Approximately $22,668 of the purchase consideration has been allocated to goodwill, based on a combined value of net tangible assets of $7,279, and an estimated combined value of $7,700 of identifiable intangible assets, consisting primarily of contract work backlog and customer relationship values. The value attributed to the identifiable intangible assets is being amortized on an accelerated basis over periods ranging from one to five years. The Company is in the process of completing its evaluation of such assets acquired, and will adjust the valuations of such assets upon completing these studies. The Company does not expect adjustments arising from the final evaluations to have a significant impact on its financial statements.

O.	Agreement to Acquire Information Systems Support, Inc.

Effective December 22, 2005, the Company entered an agreement to acquire substantially all of the net assets and operations of Information Systems Support, Inc. (ISS), a company based in Maryland that provides mission critical engineering, information technology, and logistics services to the Department of Defense and Department of Homeland Security. ISS also provides information technology support services to federal civilian agencies including the Departments of Justice and Transportation.

The Company and ISS had originally planned to complete the transaction January 31, 2006, but due to the loss of the recompetition of a major ISS contract, the closing has been postponed. The Company and ISS are reviewing the impact of the loss on the valuation of ISS business, and the Company intends to continue negotiations with ISS on a revised valuation. There can be no assurances, however, that continued negotiations will be successful.

P.	Business Segment Information

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

	Domestic	International	Total
Quarter Ended December 31, 2005
Revenue from external customers	$403,432	$16,098	$419,530
Pre-tax income	33,273	2,177	35,450

Quarter Ended December 31, 2004
Revenue from external customers	$376,224	$13,461	$389,685
Pre-tax income – as restated	29,961	895	30,856

Six Months Ended December 31, 2005
Revenue from external customers	$812,673	$29,963	$842,636
Pre-tax income	62,022	3,303	65,325

Six Months Ended December 31, 2004
Revenue from external customers	$752,494	$25,844	$778,338
Pre-tax income – as restated	59,083	1,576	60,659

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended December 31, 2005 and 2004.

Revenue. The table below sets forth revenue by customer segment with related percentages of total revenue for the three months ended December 31, 2005 (FY2006) and 2004 (FY2005), respectively:

	Three Months Ended December 31, 2005				Change
(amounts in thousands)	2005		2004		$	%
Department of Defense	$307,328	73.2%	$284,625	73.0%	$22,703	8.0%
Federal Civilian Agencies	88,010	21.0%	81,883	21.0%	6,127	7.5%
Commercial	18,380	4.4%	16,359	4.2%	2,021	12.4%
State & Local Governments	5,812	1.4%	6,818	1.8%	(1,006)	(14.8)%

Total	$419,530	100.0%	$389,685	100.0%	$29,845	7.7%

For the three months ended December 31, 2005, total revenue increased by 7.7% or $29.8 million, over the same period a year ago. The majority of the growth was organic and was driven by the work for the U.S. Navy, the Intelligence community, and the Veterans Benefit Administration. The October 2005 acquisition of National Security Research, Inc. (NSR), a provider of strategic policy analysis to the highest level of the federal government, added approximately $3.6 million towards the revenue growth in the quarter. The acquisition of Tech Computer Office Limited (TCO), a company based in the United Kingdom, added $1.3 million of revenue in the current quarter.

Department of Defense (DoD) revenue increased 8.0%, or $22.7 million, for the three months ended December 31, 2005, as compared to the same period a year ago. The majority of this growth was from the Company’s work for the U.S. Navy and intelligence community. The growth in the intelligence business came primarily from the Company’s TEFOS, Genesis and Night Vision contracts. The continued strong performance of these contracts helped to overcome lost revenue from the Company’s former work in Iraq. The acquisition of NSR accounted for 15.4% of the growth within the DoD.

Revenue from Federal Civilian Agencies increased 7.5%, or $6.1 million, for the second quarter ended December 31, 2005 as compared to the same period a year ago. This increase was driven primarily from the Company’s work with the Veterans Benefit Administration and national intelligence customers. Approximately 20% of the Federal Civilian Agency revenue for the quarter was derived from the Department of Justice (DoJ), for whom the Company provides litigation support services and maintains a debt collection system. Revenue from DoJ was $17.8 million and $22.1 million for the three months ended December 31, 2005 and 2004, respectively. This decrease of $4.3 million was attributable to the decline of certain DoJ litigation case work which is approaching its conclusion.

Commercial revenue increased 12.4%, or $2.0 million, during the first quarter of FY2006 as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. The international operations accounted for $16.1million, or 87.6%, of the total Commercial revenue, while the domestic operations accounted for $2.3 million, or 12.4%. The growth in commercial revenue came from international operations within the United Kingdom (UK). The UK growth came from its marketing systems group that supplies demographic software and data services and its software services business particularly in the retail and telecommunications sectors.

Revenue from State and Local Governments decreased by 14.8%, or $1.0 million, for the quarter ended December 31, 2005, as compared to the same period a year ago. This decrease is primarily the result of the decline of a single contract within this sector. Revenue from State and Local Governments represented 1.4% and 1.8% of the Company’s total revenue for the three months ended December 31, 2005 and 2004, respectively.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the quarters ended December 31, 2005 (FY2006) and 2004 (FY2005), respectively.

	Dollar Amount Second Quarter		Percentage of Revenue Second Quarter		Second Quarter Increase (Decrease)
(amounts in thousands)	FY2006	FY2005	FY2006	FY2005	$	%
		(as restated for FAS 123R)		(as restated for FAS 123R)
Revenue	$419,530	$389,685	100.0%	100.0%	$29,845	7.7%
Costs and expenses:
Direct costs	270,740	241,006	64.6	61.8	29,734	12.3
Indirect costs and selling expenses	101,621	106,304	24.2	27.3	(4,683)	(4.4)
Depreciation and amortization	7,942	7,699	1.9	2.0	243	3.2

Total costs and expenses	380,303	355,009	90.7	91.1	25,294	7.1

Income from operations	39,227	34,676	9.3	8.9	4,551	13.1
Interest expense, net	3,777	3,820	0.9	1.0	(43)	(1.1)

Earnings before income taxes	35,450	30,856	8.4	7.9	4,594	14.9
Income taxes	13,180	11,725	3.1	3.0	1,455	12.4

Net Income	$22,270	$19,131	5.3%	4.9%	$3,139	16.4%

The Company began complying with Statement of Financial Accounting Standards No. 123R, “Share Based Payment”, (FAS 123R) effective July 1, 2005. FAS 123R addresses the expensing of stock options and other equity awards to a company’s employees and directors. The results described in this section include the adoption of this rule. As the Company elected to adopt FAS 123R using the modified retrospective approach, the second quarter of fiscal year 2005 (FY2005) has been restated to reflect the effect of recognizing stock option and other stock-based compensation expense.

Income from operations was $39.2 million for the second quarter ended December 31, 2005. This is an increase of $4.5 million or 13.1%, over restated income from operations of $34.7 million at December 31, 2004. Had stock option expense not been required, income from operations for the three months ended December 31, 2005 would have been $40.8 million, an increase of 10.7% over income from operations of $36.9 million from the same period a year ago. The Company’s operating margin was 9.4% for the three months ended December 31, 2005 as compared to 8.9% for the restated period ended December 31, 2004. Had the Company not been required to record stock option expense, the operating margin would have been 9.7%, versus 9.5 % over the same period a year ago.

As a percentage of revenue, direct costs were 64.5% and 61.8% for the three months ended December 31, 2005 and 2004, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry; they are incurred in response to specific client tasks, and vary from period to period. Direct labor, was $116.9 million and $118.4 million for the second quarters of FY2006 and FY2005, respectively. This decrease in direct labor was attributable to the loss of contract work in Iraq and within the DoJ, partially off-set by the acquisitions of NSR and TCO. Other direct costs were $153.9 million and $122.6 million during the second quarter of FY2006 and FY2005, respectively. The increase in other direct costs was the result of increased volume of tasking across all of the service offerings primarily within the contracts of TEFOS, SEAPORT, NAVRIP, Genesis and NVSED.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, stock based compensation, and other discretionary costs. Many of these expenses are highly variable. As a percentage of revenue, indirect costs and selling expenses were 24.2% and 27.3% for the six months ended December 31, 2005 and 2004, respectively. The decrease in percentage from FY206 to FY2005 is primarily from the fringe and other indirect costs directly related with the decrease in direct labor described above.

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

	(Unaudited)
	Quarter Ended
(amounts in thousands)	December 31, 2005	December 31, 2004
Income from operations, as reported	$39,227	$34,676
Stock option expense	1,620	2,232

Income from operations before stock option expense	$40,847	$36,908

Operating margin before stock option expense	9.7%	9.5%

Net income, as reported	$22,270	$19,131
Stock option expense, net of tax effect	1,018	1,384

Net income before stock option expense	$23,288	$20,515

Net profit margin before stock option expense	5.6%	5.3%

Diluted earnings per share before stock option expense	$0.75	$0.67

Stock option expense is included in indirect cost and selling expenses. Stock option expense was $1.6 million and $2.2 million for the three months ended December 31, 2005 and 2004, respectively. For certain stock option grants made to employees that were 65 or older, the full value of the underlying grant is expensed immediately on the date of the grant, rather than amortized over a period of time. The Company’s stock option expense for the first quarter of FY2006, and for each fiscal first quarter going forward, is expected to be higher than for the remaining quarters due to grants occurring in the first quarter to employees at or above the age of 65.

Depreciation and amortization expense was $7.9 million and $7.7 million for the three months ended December 31, 2005, and 2004, respectively. As a percentage of revenue, depreciation and amortization expense remained approximately the same at 1.9% and 2.0% for the second quarters ended December 31, 2004 and 2004, respectively.

The Company incurred net interest expense of $3.8 million for both the second quarter of FY2006 and FY2005, respectively. The majority of the interest expense relates to the Company’s average borrowings of $344.8 million for the quarter ended December 31, 2005, which it used for the purchase of the D&IG. The Company is required to repay a minimum of $875 thousand each quarter under the terms of its credit facility.

The effective income tax rates for the three months ended December 31, 2005 and December 31, 2004 were 37.2% and 38.0%, respectively. This decrease is largely attributable to the benefit associated with research and development credits expected to be realized by the Company. These credits were generated primarily from activities of the D&IG business are expected to be recognized through June 30, 2006.

Results of Operations For the six month Ended December 31, 2005 and 2004.

Revenue. The table below sets forth revenue by customer segment with related percentages of total revenue for the six months ended December 31, 2005 (FY2006) and 2004 (FY2005), respectively:

	Six Months Ended December 31,				Change
(amounts in thousands)	2005		2004		$	%
Department of Defense	$614,536	72.9%	$562,401	72.3%	$52,135	9.3%
Federal Civilian Agencies	181,070	21.5%	172,200	22.1%	8,870	5.2%
Commercial	34,889	4.2%	32,322	4.2%	2,567	7.9%
State & Local Governments	12,141	1.4%	11,415	1.4%	726	6.4%

Total	$842,636	100.0%	$778,338	100.0%	$64,298	8.3%

For the six months ended December 31, 2005, total revenue increased by 8.3% or $64.3 million, over the same period a year ago. The majority of the growth was organic and across a broad base of Department of Defense, intelligence and federal civilian agency customers. This growth is primarily for the support of mission-critical needs of its Army, Navy and Intelligence community customers. The domestic acquisition of NSR and the international acquisition of TCO were also contributors of the growth.

Department of Defense revenue increased 9.3%, or $52.1 million, for the six months ended December 31, 2005, as compared to the same period a year ago. The Company’s work with the U.S. Army is driven by the need to support the warfighter, particularly through its tactical military intelligence, communications and logistics capabilities. The Company showed growth in its work with the U.S. Navy, with increased levels of work coming through the Seaport Enhanced contract vehicle and from its growing presence in supporting Naval Aviation.

Revenue from Federal Civilian Agencies increased 5.2% or $8.9 million, during the six months ended December 31, 2005. This increase was driven primarily from the Company’s work with the Veterans Benefit Administration and national intelligence customers. Approximately 22.4% of the Federal Civilian Agency revenue for the six months was derived from the DoJ, for whom the Company provides litigation support services and maintains a debt collection system. Revenue from DoJ was $40.5 million and $45.9 million for the six months ended December 31, 2005 and 2004, respectively. This decrease of $5.4 million was attributable to the decline of certain DoJ litigation case work which is approaching its conclusion.

Commercial revenue increased 7.9%, or $2.6 million, during the first six months of FY2006 as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. The international operations accounted for $30.0 million, or 85.9%, of the total Commercial revenue, while the domestic operations accounted for $4.9 million, or 14.1%. The growth in commercial revenue came from international operations within the United Kingdom (UK). The UK growth came from its marketing systems group that supplies demographic software and data services and its software services business particularly in the retail and telecommunications sectors.

Revenue from State and Local Governments increased by 6.4%, or $0.7 million, for the six months ended December 31, 2005, as compared to the same period a year ago. This increase is attributed to an increased demand for information technology services that were provided across a number of states. Revenue from State and Local Governments represented 1.4% of the Company’s total revenue for both the six months ended December 31, 2005 and 2004, respectively.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the six months ended December 31, 2005 (FY2006) and 2004 (FY2005), respectively.

	Dollar Amount Six Months Ended December 31,		Percentage of Revenue Six Months Ended December 31		Change
(amounts in thousands)	2005	2004	2005	2004	$	%
		(as restated for FAS 123R)		(as restated for FAS 123R)
Revenue	$842,636	$778,338	100.0%	100.0%	$64,298	8.3%
Costs and expenses:
Direct costs	541,617	481,455	64.3	61.8	60,162	12.5
Indirect costs and selling expenses	212,827	212,934	25.3	27.4	(107)	(0.1)
Depreciation and amortization	15,477	15,997	1.8	2.1	(520)	(3.3)

Total costs and expenses	769,921	710,386	91.4	91.3	59,535	8.4

Income from operations	72,715	67,952	8.6	8.7	4,763	7.0
Interest expense, net	7,390	7,293	0.9	0.9	97	1.3

Earnings before income taxes	65,325	60,659	7.7	7.8	4,666	7.7
Income taxes	23,932	23,188	2.8	3.0	744	3.2

Net Income	$41,393	$37,471	4.9%	4.8%	$3,922	10.5%

The Company began complying with Statement of Financial Accounting Standards 123R, “Share Based Payment”, (FAS 123R) effective July 1, 2005. FAS 123R addresses the expensing of stock options and other equity awards to a company’s employees and directors. The results described in this section include the adoption of this rule. As the Company elected to adopt FAS 123R using the modified retrospective approach, the first six months of fiscal year 2005 (FY2005) have been restated to reflect the effect of recognizing stock option and other stock-based compensation expense.

Income from operations was $72.7 million for the six months ended December 31, 2005. This is an increase of $4.8 or, 7.0%, over restated income from operations of $67.9 million at December 31, 2004. Had stock option expense not been required, income from operations for the six months ended December 31, 2005 would have been $80.1 million, an increase of 10.5% over income from operations of $72.5 million from the same period a year ago. The Company’s operating margin was 8.6% for the six months ended December 31, 2005. Had the Company not been required to record stock option expense, the operating margin would have been 9.5% versus 9.3% over the same period a year ago.

As a percentage of revenue, direct costs were 64.3% and 61.8% for the six months ended December 31, 2005 and 2004, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry; they are incurred in response to specific client tasks, and vary from period to period. Direct labor, was $240.2 million and $237.0 million for the first six months of FY2006 and FY2005, respectively. This increase in direct labor was attributable to the internal growth within federal government business and the acquisition of NSR and TCO. This was partially offset by the loss of contract work in Iraq during the second quarter of FY2006. Other direct costs were $301.4 million and $244.4 million during the first six months of FY2006 and FY2005, respectively. The increase in other direct costs was the result of increased volume of tasking across all of the service offerings, primarily within the contracts of TEFOS, Seaport Enhanced, NAVRIP, Genesis and NVSED.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, stock-based compensation, and other discretionary costs. Many of these expenses are highly variable. As a percentage of revenue, indirect costs and selling expenses were 25.3% and 27.4% for the six months ended December 31, 2005 and 2004, respectively. The decrease in percentage from FY2006 to FY2005 is primarily the reduced fringe benefits and other indirect costs related to the loss of contract work in Iraq.

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

	(Unaudited)
	Six Months Ended
(amounts in thousands)	December 31, 2005	December 31, 2004
Income from operations, as reported	$72,715	$67,952
Stock option expense	7,401	4,545

Income from operations before stock option expense	$80,116	$72,497

Operating margin before stock option expense	9.5%	9.3%

Net income, as reported	$41,393	$37,471
Stock option expense, net of tax effect	4,718	2,806

Net income before stock option expense	$46,111	$40,277

Net profit margin before stock option expense	5.5%	5.2%

Diluted earnings per share before stock option expense	$1.49	$1.33

Stock option expense is included in indirect cost and selling expenses. Stock option expense was $7.4 million and $4.5 million for the six months ended December 31, 2005 and 2004, respectively. For certain stock option grants made to employees that were 65 or older, the full value of the underlying grant is expensed immediately on the date of the grant, rather than amortized over a period of time. The Company’s stock option expense for the first quarter of FY2006, and for each fiscal first quarter going forward, is expected to be higher than for the remaining quarters due to grants occurring in the first quarter to employees at or above the age of 65.

As of December 31, 2005, there was $21,108 of total unrecognized compensation costs related to stock options scheduled to be recognized over a weighted average period of 3.9 years, and $8,802 of total unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted-average period of 2.2 years.

Depreciation and amortization expense was $15.5 million and $16.0 million for the six months ended December 31, 2005, and 2004, respectively. As a percentage of revenue, depreciation and amortization expense was 1.8% and 2.1% for the first six months of FY2006 and FY2005, respectively. This decrease of $0.5 million, or 3.3%, is the result of reduced intangible amortization of assets acquired in the recent acquisitions, primarily the May 2004 acquisition of the D&IG. The intangible assets from the acquisition of the D&IG as well as those acquired with other recent acquisitions are being amortized on an accelerated basis.

The Company incurred net interest expense of $7.4 million and $7.3 million for the six months ended December 31, 2005 and 2004, respectively. The majority of the interest expense relates to the Company’s average borrowings of $345.2 million for the six months ended December 31, 2005, which it used for the purchase of the D&IG. The Company is required to repay a minimum of $3.5 million annually under the terms of its credit facility.

The effective income tax rates for the six months ended December 31, 2005 and December 31, 2004 were 36.6% and 38.2%, respectively. This decrease is largely attributable to the benefit associated with research and development credits expected to be realized by the Company. These credits were generated primarily from activities of the D&IG business and are expected to be recognized through June 30, 2006.

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations, and its available credit facilities, have provided adequate liquidity and working capital to fund the Company’s operational needs. Cash flows from operations totaled $47.1 million and $21.1 million for the six months ended December 31, 2005 and 2004, respectively.

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

To fund the acquisition of the D&IG, the Company entered into a $550 million credit facility (the 2004 Credit Facility), which includes a $200 million revolving credit facility (the Revolving Facility), and a $350 million institutional term loan (the Term Loan). The initial borrowings under the 2004 Credit Facility were $422.6 million, of which $343.9 million was outstanding under the Term Loan at December 31, 2005. During the six months ended December 31, 2005, the Company received no advances from borrowings under the Revolving Facility.

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

The Company also has amounts due under a lease agreement classified as a capital lease for reporting purposes, amounts due under a mortgage note payable, and maintains a line of credit facility in the United Kingdom. The total amount of reported principal due under the capital lease agreement and mortgage note payable was $1.5 million at December 31, 2005. The total amount available under the line-of-credit facility in the UK, which is scheduled to expire in December 2006, is approximately $0.9 million. As of December 31, 2005, the Company had no borrowings under this facility.

Cash and equivalents were $137.2 million and $133.0 million at December 31, 2005 and June 30, 2005, respectively. The Company’s operating cash flow increased to $47.1 million for the first six months of FY2006, as compared to $21.1 million over the same period a year ago. The primary driver behind the higher operating cash flow was improvement in days-sales-outstanding (DSO). DSO decreased to 73 days as of December 31, 2005, down 9 days from December 31, 2004.

The Company used cash in investing activities of $45.6 million and $10.6 million for the six months ended December 31, 2005 and 2004, respectively. This increase of approximately $35.0 million was primarily the result of the Company’s acquisitions of NSR and TCO which were completed during the second quarter of FY2006.

Cash provided by financing activities totaled $3.1 million in the first six months of FY2006, while cash used in financing activities was $20.7 million in the first six months of FY2005. This decrease was primarily attributable to $45.2 million of repayment of borrowings under the Company’s Revolving Facility in FY2005. The Company had no similar repayments during the first six months of FY2006.

Cash flows from financing activities continued to benefit from proceeds received from the exercise of stock options, and purchases of stock under the Company’s Employee Stock Purchase Plan. Proceeds from these activities totaled $8.4 million and $17.5 million during the first six months of FY2006 and FY2005, respectively. These amounts were offset by cash used to purchase stock to fulfill obligations under the Employee Stock Purchase Plan. Cash used to acquire stock was $4.7 million and $3.7 million during the first six months of FY2006 and FY2005, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. The Company has the ability to manage these fluctuations in part through interest rate hedging alternatives. A 1.0% change in interest rates on variable rate debt would have resulted in the Company’s interest expense fluctuating by approximately $1.7 million for the quarter ended December 31, 2005.

Approximately 3.6% and 3.3% of the Company’s total revenues in the first six months of FY2006 and FY2005, respectively, were derived from our international operations, primarily in the United Kingdom. The Company’s practice in its international operations is to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2005, the Company had approximately $9.9 million in cash held in pounds sterling in the United Kingdom. This allows the Company to better utilize its cash resources on behalf of its foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Appeal of CACI International Inc, ASBCA No. 5305

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, for the most recently filed information concerning the appeal filed on September 27, 2000, with the Armed Services Board of Contract Appeals (“ASBCA”) challenging the Defense Information Systems Agency’s (“DISA”) denial of its claim for breach of contract damages. The Registrant’s appeal seeks damages arising from DISA’s breach of a license agreement pursuant to which the Department of Defense agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by Registrant’s wholly-owned subsidiary, CACI, INC.-FEDERAL, for the period from September 2, 1994 through April 22, 1998. The ASBCA held that the Government breached its contract, but determined that no damages flowed to the Company as a result of that breach.

Since the filing of Registrant’s report indicated above, the Government filed its principal brief on December 23, 2005, and the Company filed its reply brief on January 6, 2006.

CACI Dynamics Systems, Inc. v. Delphinus Engineering, Inc., et al

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 for the most recently filed information concerning the suit filed on October 1, 2002 in the United States District Court for the Eastern District of Virginia against Delphinus Engineering, Inc., V. Allen Spicer and James R. Everett seeking damages and attorney’s fees arising from defendant’s efforts to move business from CACI to Delphinus. The Company has collected the entire judgment against Delphinus and Mr. Everett.

Since the filing of Registrant’s report described above, we have been continuing our efforts to collect the judgment against Mr. Spicer. The Company was notified of Mr. Spicer’s death on September 16, 2005.

Saleh, et al. v. Titan Corp., et al, Case No. 04 CV 1143 R (NLS) (S.D. Cal. 2004)

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2005 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of California against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V., and former CACI employee, Stephen A. Stefanowicz, among other defendants, seeking a permanent injunction, declaratory relief, compensatory and punitive damages, treble damages and attorney’s fees arising from defendant’s alleged act against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, the U.S. District Court in Virginia reconsidered its decision to transfer the case and again transferred the case to the U.S. District Court for the District of Columbia.

Ibrahim, et al. v. Titan Corp., et al., Case No. 1:04-CV-01248-JR (D.D.C. 2004)

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2005 for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V. and Titan Corporation, seeking compensatory and punitive damages for physical injury, emotional distress, and/or wrongful death allegedly suffered as a result defendants’ wrongful acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, CACI Premier Technology, Inc. (“CACI PT”) was substituted as a defendant for the other three CACI companies, which were dismissed from the case. CACI PT filed a Motion for Summary Judgment with respect to the remaining claims in the case.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Forward Looking Statements

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and United Kingdom, including conditions that result from terrorist activities or war; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism or rebuilding Iraq; government contract procurement (such as bid protest, small business set asides, etc.) and termination risks; the results of government investigations into allegations of improper actions related to the provision of services in support of U.S. military operations in Iraq; individual business decisions of our clients; the financial condition of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and competition to hire and retain employees (particularly those with security clearances); our ability to complete and implement acquisitions appropriate to achievement of our strategic plans; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, (iii) competition for task orders under Government Wide Acquisition Contracts (GWACS) and/or schedule contracts with the General Services Administration; and (iv) expensing of stock options; our own ability to achieve the objectives of near term or long range business plans; and other risks described in the Company’s Securities and Exchange Commission filings.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1	Section 302 Certification	Dr. J.P. London

31.2	Section 302 Certification	Mr. Stephen L. Waechter

32.1	Section 906 Certification	Dr. J.P. London

32.2	Section 906 Certification	Mr. Stephen L. Waechter

Reports

•	On October 17, 2005, the Registrant announced that it had completed its purchase of all of the outstanding stock of National Security Research Inc., a provider of professional and analytic services and solutions to the federal government and the private sector.

•	On October 26, 2005 the Registrant released its financial results for the first quarter of fiscal year 2006.

•	On December 22, 2005, the Registrant announced that it has signed a definitive agreement to purchase substantially all of the assets of Information Systems Support, Inc. (ISS). ISS is an information technology solutions provider primarily to the U.S. Government.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: February 9, 2006	By:	/s/ Dr. J. P. London
Dr. J. P. London Chairman of the Board, President Chief Executive Officer and Director (Principal Executive Officer)

Date: February 9, 2006	By:	/s/ Stephen L. Waechter
Stephen L. Waechter Executive Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: February 9, 2006	By:	/s/ S. Mark Monticelli
S. Mark Monticelli Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)