Form 10-Q
period 2006-03-31
CACI INTERNATIONAL INC /DE/
filed 2006-05-10
CIK 16058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

As of May 8, 2006, the Registrant had 30,552,146 shares of common stock issued and outstanding.

CACI INTERNATIONAL INC

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
		(as restated for FAS 123R)

Revenue	$435,359	$414,946

Costs and expenses:
Direct costs	279,142	259,738
Indirect costs and selling expenses	111,281	110,975
Depreciation and amortization	8,118	8,075

Total costs and expenses	398,541	378,788

Income from operations	36,818	36,158

Interest expense, net	4,346	3,652

Income before income taxes	32,472	32,506
Income taxes	11,115	12,211

Net income	$21,357	$20,295

Basic earnings per share	$0.71	$0.68

Diluted earnings per share	$0.69	$0.66

Weighted-average basic shares outstanding	30,226	29,913

Weighted-average diluted shares outstanding	31,159	30,713

See notes to the Unaudited Condensed Consolidated Financial Statement.

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended March 31,
	2006	2005
		(as restated for FAS 123R)

Revenue	$1,277,995	$1,193,284

Costs and expenses:
Direct costs	820,759	741,193
Indirect costs and selling expenses	324,108	323,909
Depreciation and amortization	23,595	24,072

Total costs and expenses	1,168,462	1,089,174

Income from operations	109,533	104,110
Interest expense, net	11,736	10,945

Income before income taxes	97,797	93,165

Income taxes	35,047	35,399

Net income	$62,750	$57,766

Basic earnings per share	$2.08	$1.95

Diluted earnings per share	$2.02	$1.89

Weighted-average basic shares outstanding	30,142	29,579

Weighted-average diluted shares outstanding	31,081	30,557

See notes to the Unaudited Condensed Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(amounts in thousands, except per share data)

	March 31, 2006	June 30, 2005
		(as restated for FAS 123R)
ASSETS
Current assets:
Cash and cash equivalents	$73,916	$132,965
Accounts receivable, net:
Billed	321,070	311,046
Unbilled	39,382	27,009

Total accounts receivable, net	360,452	338,055

Deferred income taxes	9,086	6,504
Prepaid expenses and other current assets	19,739	15,406

Total current assets	463,193	492,930

Goodwill	679,481	555,347
Intangible assets, net	92,312	81,259
Property and equipment, net	25,016	24,261
Supplemental retirement savings plan assets	31,655	24,805
Accounts receivable, long-term, net	9,508	10,529
Deferred income taxes	438	2,479
Other long-term assets	18,547	15,029

Total assets	$1,320,150	$1,206,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,543	$3,641
Accounts payable	42,600	36,900
Income taxes payable	—	8,909
Accrued compensation and benefits	96,811	91,663
Other accrued expenses	66,571	67,631

Total current liabilities	209,525	208,744

Long-term debt, net of current portion	365,203	342,861
Supplemental retirement savings plan obligations	32,187	25,059
Other long-term obligations	9,711	8,941

Total liabilities	616,626	585,605

Shareholders’ equity:
Common stock $.10 par value, 80,000 shares authorized, 38,177 and 37,807 shares issued and outstanding, respectively	3,818	3,781
Additional paid-in-capital	298,924	279,496
Retained earnings	420,612	357,862
Accumulated other comprehensive income	2,750	2,721
Treasury stock, at cost (7,808 and 7,813 shares, respectively)	(22,580)	(22,826)

Total shareholders’ equity	703,524	621,034

Total liabilities and shareholders’ equity	$1,320,150	$1,206,639

See notes to the Unaudited Condensed Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2006	2005
		(as restated for FAS 123R)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$62,750	$57,766
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	23,595	24,072
Amortization of deferred financing costs	1,065	1,008
Stock-based compensation expense	12,635	8,601
Deferred income tax benefit	1,859	91
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	17,794	(9,913)
Prepaid expenses and other current assets	(2,050)	1,714
Accounts payable and other accrued expenses	(12,605)	(18,608)
Accrued compensation and benefits	1,919	3,587
Income taxes payable	(19,720)	(7,226)
Supplemental retirement savings plan obligations and other long-term liabilities	6,679	4,969

Net cash provided by operating activities	93,921	66,061

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,620)	(6,727)
Cash paid for business acquisitions, net of cash acquired	(175,853)	(7,267)
Proceeds from sale of marketable securities	—	515
Other long term assets	(4,151)	(257)

Net cash used in investing activities	(187,624)	(13,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under credit facilities	25,000	—
Principal payments made under credit facilities	(2,755)	(64,847)
Proceeds from employee stock purchase plans	5,758	5,255
Proceeds from exercise of stock options	7,635	14,483
Repurchases of common stock	(5,849)	(5,954)
Other	5,252	9,802

Net cash provided by (used in) financing activities	35,041	(41,261)

Effect of exchange rate changes on cash and cash equivalents	(387)	745

Net (decrease) increase in cash and cash equivalents	(59,049)	11,809
Cash and cash equivalents, beginning of period	132,965	63,029

Cash and cash equivalents, end of period	$73,916	$74,838

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$48,819	$32,481

Cash paid during the period for interest	$13,053	$10,630

See notes to the Unaudited Condensed Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
		(as restated for FAS 123R)		(as restated for FAS 123R)
Net income	$21,357	$20,295	$62,750	$57,766
Change in foreign currency translation adjustment, net	390	(585)	(1,329)	1,640
Change in fair value of interest rate swap agreement	535	—	1,358	—

Comprehensive income	$22,282	$19,710	$62,779	$59,406

See notes to the unaudited Condensed Consolidated Financial Statements.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K/A for the year ended June 30, 2005. The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

B.	Adoption and Retrospective Application of FAS 123R

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment (FAS 123R), using the modified retrospective application transition method. Prior to July 1, 2005, the Company had accounted for stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as amended by Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. The Company also followed the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation (FAS 123), for periods prior to July 1, 2005.

Under the modified retrospective application method, the Company will restate its consolidated statements of operations, comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005, and its consolidated balance sheets as of June 30, 2005 and 2004. Restatements of selected footnote disclosures in the consolidated financial statements included with the Company’s annual report on Form 10-K/A will also be made. The Company plans to file these consolidated financial statements, as restated, to reflect the retrospective application of FAS 123R.

Under the modified retrospective application transition method, the Company has calculated the cumulative impact of stock-based compensation expense as though it had adopted the provisions of FAS 123 effective July 1, 1995. The impact of stock-based compensation expense on earnings, comprehensive income, deferred income taxes, additional paid-in-capital, and cash flows for all equity grants made since this date have been calculated. The consolidated statements of operations, comprehensive income, and cash flows for the three and nine months ended March 31, 2005 have been restated to reflect the retrospective application of the new standard, and the impact on net earnings and cash flows as previously reported is as follows:

	Three Months Ended March 31, 2005
	As Previously Reported	Effect of Retrospective Application of FAS 123R	As Restated
Consolidated Statement of Operations:
Indirect costs and selling expenses	$108,827	$2,148	$110,975

Income from operations	38,306	(2,148)	36,158

Income before income taxes	34,654	(2,148)	32,506
Income taxes	13,018	(807)	12,211

Net income	$21,636	$(1,341)	$20,295

Earnings per share:
Basic	$0.72	$(0.04)	$0.68

Diluted	$0.71	$(0.05)	$0.66

Consolidated Statement of Cash Flows:
Cash flows provided by operations	$45,258	$(338)	$44,920

Cash flows used in financing activities	$(20,926)	$338	$(20,588)

Consolidated Statement of Comprehensive Income:
Comprehensive income	$21,051	$(1,341)	$19,710

	Nine Months Ended March 31, 2005
	As Previously Reported	Effect of Retrospective Application of FAS 123R	As Restated
Consolidated Statement of Operations:
Indirect costs and selling expenses	$317,216	$6,693	$323,909

Income from operations	110,803	(6,693)	104,110

Income before income taxes	99,858	(6,693)	93,165
Income taxes	37,945	(2,546)	35,399

Net income	$61,913	$(4,147)	$57,766

Earnings per share:
Basic	$2.09	$(0.14)	$1.95

Diluted	$2.03	$(0.14)	$1.89

Consolidated Statement of Cash Flows:
Cash flows provided by operations	$75,863	$(9,802)	$66,061

Cash flows used in financing activities	$(51,063)	$9,802	$41,261

Consolidated Statement of Comprehensive Income:
Comprehensive income	$63,553	$(4,147)	$59,406

The Company has also restated the consolidated balance sheet as of June 30, 2005 for the retrospective application of FAS 123R. The cumulative effect on deferred tax assets, additional paid-in-capital, and retained earnings as of June 30, 2005, as previously reported, is as follows:

	Balances as of June 30, 2005
	As Previously Reported	Effect of Retrospective Application of FAS 123R	As restated
Deferred tax assets, long term	$—	$2,479	$2,479
Deferred tax liabilities, long term	$6,367	$(6,367)	$—
Additional paid-in-capital	$245,053	$34,443	$279,496
Retained earnings	$383,459	$(25,597)	$357,862

C.	Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2006 and June 30, 2005, consisted of the following (cost approximates fair value):

	March 31, 2006	June 30, 2005
Money market funds	$46,829	$120,426
Cash	27,087	12,539

Total cash and cash equivalents	$73,916	$132,965

D.	Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of approximately $4,846 and $4,168 at March 31, 2006 and June 30, 2005, respectively. Accounts receivable consisted of the following:

	March 31, 2006	June 30, 2005
Billed receivables:
Billed receivables, net	$284,117	$265,781
Billable receivables at end of period	36,953	45,265

Total billed receivables, net	321,070	311,046

Unbilled receivables:
Unbilled pending receipt of contractual documents authorizing billing	39,382	27,009
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	9,508	10,529

Total unbilled receivables	48,890	37,538

Total accounts receivable, net	$369,960	$348,584

E.	Intangible Assets

Intangible assets related to customer contracts and programs acquired are as follows:

	March 31, 2006	June 30, 2005
Customer contracts and related customer relationships	$136,952	$111,862
Covenants not to compete	1,062	787
Other	742	742

Intangible assets, at cost	138,756	113,391
Less accumulated amortization	46,444	32,132

Total intangible assets, net	$92,312	$81,259

Intangible assets are being amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for the intangible assets as of March 31, 2006 is 7.5 years, and the weighted-average remaining period of amortization is 5.6 years. Amortization expense was $5,136 and $14,242 for the three and nine months ended March 31, 2006, respectively, and $4,854 and $14,645 for the three and nine months ended March 31, 2005, respectively. During the three months ended March 31, 2006, the Company recorded $19,490 of intangible assets related to the estimated value of customer contract and related customer relationships in connection with its acquisition of Information Systems Support, Inc (ISS). The Company is utilizing an outside valuation expert to complete the analysis of the estimated fair value of the contracts and related customer relationship intangible assets. The recorded value will be adjusted based on the results of the valuation.

The accumulated amortization balances of $46,444 and $32,132, as of March 31, 2006 and June 30, 2005, respectively, pertain to the customer contract and related customer relationships value. The expected amortization expense of customer contract and related customer relationships value for future periods, is as follows:

Amount
Remainder of fiscal year ended June 30, 2006	$6,452
Fiscal year ended June 30, 2007	22,399
Fiscal year ended June 30, 2008	18,680
Fiscal year ended June 30, 2009	16,680
Fiscal year ended June 30, 2010	14,465
Periods thereafter	13,636

$92,312

F.	Accrued Compensation and Benefits

Accrued compensation and benefits consisted of the following:

	March 31, 2006	June 30, 2005
Accrued salaries and withholdings	$52,855	$51,648
Accrued leave	34,384	30,990
Accrued fringe benefits	9,572	9,025

Total accrued compensation and benefits	$96,811	$91,663

G.	Other Accrued Expenses

Other accrued expenses consisted of the following:

	March 31, 2006	June 30, 2005
Contract loss reserves	$4,073	$13,384
Vendor obligations	41,010	32,051
Accrued sales and property taxes	3,594	3,982
Accrued interest	1,434	1,155
Deferred revenue	13,278	12,031
Other	3,182	5,028

Total other accrued expenses	$66,571	$67,631

H.	Long-Term Debt

Long-term debt consists of the following:

	March 31,	June 30,
	2006	2005
Bank credit facilities – term loan	$343,000	$345,625
Revolving credit facility	25,000	—
Mortgage note payable	746	777
Covenant not-to-compete note payable	—	100

Total long term debt	368,746	346,502
Less current portion	(3,543)	(3,641)

Long-term debt, net of current portion	$365,203	$342,861

Effective May 3, 2004, the Company entered into a $550,000 credit facility (the 2004 Credit Facility), consisting of a $200,000 revolving credit facility (the Revolving Facility) and a $350,000 institutional term loan (the Term Loan). The 2004 Credit Facility also provides for stand-by letters of credit aggregating up to $25,000 that reduce the funds available under the Revolving Facility when issued.

The Revolving Facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200,000, with an expiration date of May 2, 2009, and annual sub-limits on amounts borrowed for acquisitions. The Revolving Facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the Revolving Facility, based on its leverage ratio, as defined. The Company received a $25,000 advance on March 1, 2006 under the Revolving Facility to help finance its acquisition of Information Systems Support, Inc. (ISS). There were no other advances or repayments of outstanding balances under the Revolving Facility during the nine months ended March 31, 2006.

The Term Loan is a seven-year secured facility under which principal payments are due in quarterly installments of $875 at the end of each fiscal quarter through March 2011 and the balance of $325,500 is due in full on May 2, 2011.

Borrowings under both the Revolving Facility and the Term Loan bear interest at rates based on LIBOR or the higher of the prime rate or federal funds rate plus 0.5 percent, as elected by the Company, plus applicable margins based on the leverage ratio as determined quarterly. To date, the Company has elected to apply LIBOR to outstanding borrowings. For the three months ended March 31, 2006, the effective interest rate, excluding the effect of the amortization of debt financing costs, for the outstanding borrowings under the 2004 Credit Facility was 5.89 percent. Interest expense under the 2004 Credit Facility for the three and nine months ended March 31, 2006 was $5,195 and $14,355, respectively.

The 2004 Credit Facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, and a maximum leverage ratio. Substantially all of the Company’s assets serve as collateral under the 2004 Credit Facility. As of March 31, 2006, the Company was in compliance with the financial covenants of the 2004 Credit Facility.

The Company capitalized $8,234 of debt issuance costs in May 2004 associated with the origination of the 2004 Credit Facility. The Company capitalized an additional $450 of financing costs to amend the 2004 Credit Facility in May 2005 by re-pricing downward the margins that are applied to the interest rate options on the term loan. Other key terms of the 2004 Credit Facility were not changed. All debt financing costs are being amortized from the date incurred to the expiration date of the Term Loan. The unamortized balance of $6,042 at March 31, 2006, is included in other current and long-term assets.

Long-term debt as of March 31, 2006, also includes $703 due under a mortgage note payable agreement. The Company assumed obligations of the mortgage as part of its acquisition of MTL Systems, Inc. in January 2004. Outstanding balances under the mortgage note payable bear interest at 5.88 percent and are secured by interest in real property located in Dayton, Ohio.

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

The Company accounts for its interest rate swap agreements under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and has determined that the two swap agreements qualify as effective hedges. Accordingly, the fair value of the interest rate swap agreements at March 31, 2006 of $1,884 has been reported in other accrued expenses, with an offset of $1,168, net of an income tax effect, included in accumulated other comprehensive income in the accompanying consolidated balance sheet as of March 31, 2006. The changes in fair value of $535 and $1,358, which are net of income tax effects, are reported as other comprehensive income in the accompanying consolidated statement of comprehensive income for the three and nine-months ended March 31, 2006, respectively. This amount will be reclassified into interest expense as yield adjustments in the periods during which the related floating-rate interest is incurred.

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

Subcontract Purchase Commitment

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available, and based upon this expectation, has recognized unit costs incurred to date at the lowest unit cost provided under the subcontract. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be $2,994. This amount has not been recorded in the Company’s consolidated financial statements as of March 31, 2006.

State Tax Contingency

In November 2005, the Company settled with the State of Indiana its outstanding matter involving a claim by Indiana for state income taxes. The settlement had no material effect on the consolidated financial statements.

D&IG Acquisition Arbitration

As part of its agreement to acquire the D&IG, the Company agreed to pay additional consideration of up to $10,000 in cash if the net worth of the D&IG upon the closing of the transaction exceeded an amount as stipulated in the purchase agreement. Conversely, the Company could have received up to $10,000 if the net worth of the D&IG was below a specified level.

The Company and the seller submitted the matter to an arbitrator, and the arbitrator ruled in favor of the Company by decision on November 16, 2005. No additional consideration is due from CACI to the seller.

Department of Energy Office of Inspector General Subpoena

On March 27, 2006, CACI received a subpoena from the Department of Energy, Office of Inspector General (OIG) seeking documents regarding “alliance benefits” received and granted by CACI. By the way of example, some types of agreements that may involve alliance benefits include teaming agreements, strategic partnering agreements and reseller agreements. CACI is in discussions with OIG to clearly understand the scope of the subpoena, and will engage in document production once the scope of the subpoena is narrowed. While the Company is unable to assess the significance of the inquiry based on information received to date, management believes that the Company has properly considered the benefits attributable to alliance arrangements and that the resolution of this matter will not have a material impact on its financial position on results of operation.

Notice of Organization Conflict of Interest

The Company currently performs certain work for a customer that has been determined to represent an organizational conflict of interest as defined by procurement standards. The Company and customer personnel are negotiating a resolution for the conflict, including the potential sale of all or a portion of the work creating the conflict. The Company estimates that the final resolution of this matter will not have a material effect on its financial position or results of operations.

Fixed-Price Contract Negotiation

The Company has received a customer request to provide certain incremental software development services under an existing fixed-price contract. Management believes that the services requested do not fall within the scope of the current contract, and is negotiating with customer personnel to reach an agreement on how to proceed. The Company believes that the ultimate resolution of this matter will not have a material effect on its financial position or results of operations.

J.	Stock Based Compensation

Adoption and Effects of New Standard

Effective July 1, 2005, the Company adopted the provisions of FAS 123R using the modified retrospective transition method and has restated the consolidated statements of operations, cash flows, and comprehensive income for the three and nine months ended March 31, 2005. The effects of this restatement are included in note B.

The adoption of FAS 123R had a significant non-cash impact on earnings as well as classification of cash flows for the three and nine months ended March 31, 2006 and 2005. Net income for the three months ended March 31, 2006 and 2005 was reduced $895 and $1,341, respectively, net of the effect of income taxes, as a result of recognizing compensation for the amortization of the value of stock options. Net income for the nine months ended March 31, 2006 and 2005, again net of the effect of income taxes, was reduced by $5,622 and $4,147, respectively, due to the application of FAS 123R. A summary of the components of stock-based compensation expense recognized during the three and nine months ended March 31, 2006 and 2005, together with the income tax benefits realized, is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Stock-based compensation included in indirect cost and		(as restated for FAS 123R)		(as restated for FAS 123R)
selling expense:

Non-qualified stock option expense	$1,361	$2,148	$8,762	$6,693
Restricted stock and restricted stock unit expense	$1,591	$443	$3,873	$1,908

Total stock-based compensation expense	$2,952	$2,591	$12,635	$8,601

Income tax benefit recognized for stock-based compensation expense	$1,010	$973	$4,528	$3,272

Prior to the adoption of FAS 123R, the Company followed the provisions of APB No. 25 in recognizing stock-based compensation expense, and thereunder recognized only the costs of restricted stock units (RSUs) in its consolidated financial statements. The stock-based compensation expense included in net income for the three and nine months ended March 31, 2005, as previously reported, was $443 and $1,908, respectively. Under FAS 123R, the Company recognizes stock-based compensation expense based on the fair value of both RSUs and stock options. Stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods, and is adjusted as required for options subject to graded vesting schedules.

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

During the nine months ended March 31, 2006 and 2005 (as restated), the Company recognized $4,114 and $9,726, respectively, of excess tax benefits, which have been reported as financing cash inflows in the accompanying consolidated statements of cash flows.

Equity Grants and Valuation

The Company issues non-qualified stock options and shares of restricted stock (RSUs through December 31, 2005) on an annual basis to its directors and key employees under the 1996 Stock Incentive Plan (The 1996 Plan). Shares of restricted stock (RSUs through December 31, 2005) are also issued under the Management Stock Purchase Plan (MSPP), and the Director Stock Purchase Plan (DSPP) (see note K).

The number of shares authorized by shareholders for grants under the 1996 Plan was 7,450,000 as of March 31, 2006. Shares represented by forfeited options, restricted shares, RSUs, and vested options that expire, do not count towards the maximum number of shares grants that may be made under the 1996 Plan. Cumulative grants of 7,586,461 non-qualified stock options, restricted shares and RSUs have been awarded, and 1,366,771 of these grants have been forfeited, as of March 31, 2006.

Under the 1996 Plan, non-qualified stock options granted prior to January 1, 2004 lapse and are no longer exercisable if not exercised within ten years of the date of grant. Options, restricted shares and RSUs granted on or after January 1, 2004 have a term of seven years. For option grants made prior to July 1, 2004, grantees whose employment has terminated have 60 days after their termination date to exercise vested options, or they forfeit their right to the options. Grantees whose employment is terminated due to death or permanent disability will vest in 100 percent of their option grants. Also, effective for grants made on or after July 1, 2004, grantees retiring on or after age 65 will vest in 100 percent of their option grants. The vesting provisions involving death, permanent disability and retirement at or after age 65 also pertain to all restricted share and RSU grants.

The Company began issuing RSUs under the 1996 Plan during the year ended June 30, 2004, and restricted share grants effective January 1, 2006. All awards granted under the 1996 Plan to date have been in the form of non-qualified stock options, restricted shares and RSUs. Stock options vest ratably over a three, four, or five year period, depending on the year of grant, and restricted shares and RSUs vest in full three years from the date of grant. The exercise prices of all non-qualified stock option grants, and the value of all restricted share and RSU grants, have been set at the market price of the Company stock on the date of grant.

The fair values of options awarded during the nine months ended March 31, 2006 and 2005, have been estimated on the date of grant using the Black-Scholes valuation model and the following assumptions:

	Nine Months ended March 31,
	2006	2005
Expected volatility	32% – 35%	34% - 36%
Expected dividends	—	—
Expected term (in years)	3 - 6	5
Risk-free rate	4.5%	3.7%

The weighted-average volatility rate for grants made during the nine months ended March 31, 2006 and 2005, are consistent with the expected volatility rates above. Expected volatilities are based on implied volatilities from traded options on the Company’s common stock, historical volatility rates, and other factors. The expected term of the option grants represents the period of time options are expected to be outstanding and is based on the contractual term of the grant, vesting schedules, and past exercise behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of the grant.

The weighted-average fair value of stock options granted during the nine months ended March 31, 2006, and 2005 was $26.41 and $15.99, respectively, and the weighted-average fair value of restricted shares and RSUs granted was $62.39 and $41.21, respectively.

Stock Option and RSU Activity

Stock option activity for all outstanding options, and the corresponding price information, for the nine months ended March 31, 2006, is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding options, June 30, 2005	2,245,948	$7.50 - $64.36	$28.44
Options issued	857,395	21.40 - 65.04	60.57
Options exercised	(361,676)	7.50 - 46.37	21.11
Options cancelled	(104,566)	21.40 - 62.48	37.77

Outstanding options, March 31, 2006	2,637,101	$7.71 - $65.04	$39.40

Options exercisable, March 31, 2006	1,373,435	$7.71 - $64.36	$26.26

Changes in the number of unvested stock options during the nine months ended March 31, 2006, together with the corresponding weighted-average fair values are as follows:

	Number of Options	Weighted- Average Grant Date Fair Value
Unvested at July 1, 2005:	844,671	$14.99
Granted	857,395	26.41
Vested	(333,834)	19.38
Forfeited	(104,566)	16.66

Unvested at March 31, 2006	1,263,666	$21.44

During the nine months ended March 31, 2006, the Company granted 125,480 RSUs, and during this same period, 6,727 RSUs were forfeited due to employee terminations. As of March 31, 2006, there were 245,525 RSUs outstanding under the 1996 Plan. Beginning January 1, 2006, the Company started granting shares of restricted stock in lieu of RSUs, and made grants of 7,200 restricted shares during the three months ended March 31, 2006.

Information regarding the cash proceeds received, and the intrinsic value and income tax benefits realized resulting from option exercises during the nine months ended March 31, 2006, and 2005, is as follows:

	2006	2005
Amounts realized or received from stock option exercises:
Cash proceeds received	$7,716	$14,817

Intrinsic value realized	$15,101	$31,791

Income tax benefit realized	$5,390	$12,081

The total intrinsic value of RSUs that vested during the nine months ended March 31, 2006, and the tax benefit realized by the Company, was $476 and $171, respectively. There were no RSUs under the 1996 Plan that vested during the nine months ended March 31, 2005.

The fair value of stock options that vested during the nine months ended March 31, 2006 and 2005 was $6,470 and $7,623, respectively.

Outstanding Stock Option Information

Information regarding outstanding and exercisable stock options as of March 31, 2006, is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$0.00-$9.99	273,652	$8.91	$3.02	$15,555	273,652	$8.91	$3.02	$15,555
$10.00-$19.99	99,731	10.64	4.12	5,496	99,731	10.64	4.12	5,496
$20.00-$29.99	331,533	21.50	5.28	14,670	331,533	21.50	5.28	14,670
$30.00-$39.99	723,714	35.28	6.83	22,053	577,768	35.58	6.73	17,432
$40.00-$49.99	371,542	41.34	5.72	9,069	52,001	47.17	7.50	966
$50.00-$59.99	58,000	55.53	3.64	274	6,750	53.97	0.63	80
$60.00-$69.99	778,929	63.13	6.27	2,043	32,000	64.36	3.67	45

	2,637,101	$39.40	$5.74	$69,160	1,373,435	$26.26	$5.38	$54,244

As of March 31, 2006, there was $19,967 of total unrecognized compensation costs related to stock options scheduled to be recognized over a weighted average period of 3.75 years, and $8,191 of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 2.03 years.

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

Had the Company applied the non-substantive vesting method of EITF 00-23, the net income and basic and diluted earnings per share for the nine months ended March 31, 2005, as restated, would have been as follows (unaudited):

	Amount As Restated for Retrospective Application of FAS 123R	Effect of Retirement Vesting Provisions To RSU and Stock Option Expense	Amounts As Adjusted for Application of Retirement Vesting Provisions
Net income	$57,766	$(1,451)	$56,315
Weighted-average earnings per share:
Basic	$1.95	$(0.05)	$1.90
Diluted	$1.89	$(0.05)	$1.84

For all RSU and stock option grants made on or after July 1, 2005, the Company is applying the non-substantive vesting method for stock-based compensation expense recognition purposes, and during the nine months ended March 31, 2006, the Company recognized $4,909 of expense related to stock options and RSUs, respectively, under this vesting method.

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

In connection with the Company’s retrospective application of the provisions of FAS 123R, stock compensation costs pertaining to the shares of common stock purchased under the ESPP for the three and nine months ended March 31, 2005, have been reflected in the consolidated statement of operations, as restated, for this period. Stock compensation expense related to the employee purchase of shares of common stock for the three and nine months ended March 31, 2005 was $450 and $1,300, respectively.

Under FAS 123R, the Company’s ESPP, as amended, is not compensatory. Therefore, the Company was not required to recognize compensation expense related to shares sold under the ESPP for the three and nine months ended March 31, 2006.

As of March 31, 2006, participants have purchased approximately 362,000 shares under the ESPP at a weighted average price per share of $43.01. Of these shares, approximately 24,000 were purchased at $54.51 per share during the three months ended March 31, 2006, and approximately 100,000 were purchased at a weighted average price per share of $51.62 during the nine months ended March 31, 2006.

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

The Company has recognized the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period. The expense related to these RSUs totaled $153 and $86 for the nine months ended March 31, 2006 and 2005, respectively, and is included within indirect costs and selling expenses in the accompanying consolidated statements of operations.

As of March 31, 2006, there were 55,750 RSUs outstanding under the MSPP at a weighted-average price per share of $37.22. During the nine months ended March 31, 2006, the Company issued 12,553 RSUs at a weighted-average price per share of $53.11 per share, of which none have been forfeited.

The DSPP allows directors to elect to receive shares of restricted stock (RSUs through December 31, 2005) at the market price of the Company’s common stock on the date of the award in lieu of up to 50 percent of their annual retainer fees. Vested RSUs will be settled in shares of common stock. As of March 31, 2006, 3,359 shares of restricted stock and RSUs had been issued under the DSPP at a weighted-average price per share of $45.45, and 2,452 remain outstanding at a weighted-average price per share of $45.71.

L.	Income Taxes

The effective income tax rate for the three months ended March 31, 2006 was 34.2%. This tax rate reflects the benefits realized from research and development credits, and lower state taxes based upon recently filed tax returns.

The Company completed a study of its research and development activities, primarily related to the D&IG, during the nine months ended March 31, 2006, and recognized a portion of an expected tax benefit to be claimed under the research and development credit provisions of the Internal Revenue Code. The remaining portion of the benefit will be recognized through June 30, 2006.

M.	Earnings Per Share

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options, restricted stock and restricted stock units calculated using the treasury stock method. The chart below shows the calculation of basic and diluted earnings per share for the three- and nine-month periods ended March 31, 2006 and 2005, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
		(as restated for FAS 123R)		(as restated for FAS 123R)
Net income	$21,357	$20,295	$62,750	$57,766
Weighted-average number of basic shares outstanding during the period	30,226	29,913	30,142	29,579
Dilutive effect of stock options, restricted shares and restricted stock units after application of treasury stock method	933	800	939	978

Weighted-average number of diluted shares outstanding during the period	31,159	30,713	31,081	30,557

Basic earnings per share	$0.71	$0.68	$2.08	$1.95

Diluted earnings per share	$0.69	$0.66	$2.02	$1.89

N.	Acquisitions

On October 1, 2005, the Company acquired all of the outstanding stock of Tech Computer Office Limited (TCO), a company based in the United Kingdom, which sells proprietary resource management software mainly to UK government departments, as well as specified products for architects and engineers. TCO contributed $2,700 of revenue for the period of October 1, 2005 to March 31, 2006.

On October 16, 2005, the Company acquired all of the outstanding shares of National Security Research, Inc. (NSR), headquartered in Arlington, Virginia. The acquisition allows the Company to expand its strategic consulting services in the areas of homeland security, command and control, missile defense and international security. NSR contributed revenue of $9.4 million for the period of October 16, 2005 to March 31, 2006.

The combined purchase consideration to acquire TCO and NSR was $38.8 million, of which $38 million has been paid as of March 31, 2006. The remaining $0.8 million due pertains to the acquisition of TCO, and is scheduled to be paid on an installment basis through December 2008, subject to earnings of TCO through this period.

Approximately $22.9 million of the combined purchase consideration for TCO and NSR has been allocated to goodwill, based on a combined value of net tangible assets of $7.1 million, and an estimated combined value of $8.8 million of identifiable intangible assets, consisting primarily of contract work backlog and customer relationship values. The value attributed to the identifiable intangible assets is being amortized on an accelerated basis over periods ranging from one to seven years.

On March 1, 2006, the Company acquired substantially all of the assets of ISS, a certified information technology provider with clients in the Department of Defense and other agencies of the federal government. ISS is headquartered in Gaithersburg, Maryland, and brings approximately 950 employees to the Company. ISS contributed $13.8 million of revenue during the one month ended March 31, 2006. The total purchase consideration for the ISS business was $145.8 million, of which $7.3 million has been deposited to various escrow accounts pending achievement of goals and objectives as defined, and final determination of the net worth of the assets acquired.

Based on a preliminary analysis, approximately $99 million of the purchase consideration has been allocated to goodwill, based on a value of net tangible assets of $27.3 million, and an estimated combined value of $19.5 million of identifiable intangible assets, consisting primarily of contract work backlog and customer relationship values. The value attributed to the identifiable intangible assets is being amortized on an accelerated basis over periods ranging from one to seven years.

For each of these acquisitions, the Company is in the process of completing its evaluation of assets acquired and obligations assumed, and will adjust the valuations of the net assets upon completing these studies. The Company does not expect adjustments arising from the final evaluations to have a significant impact on its financial statements.

The following unaudited pro forma combined condensed statement of operations information sets forth the consolidated revenue, net income and diluted earnings per share of the Company for the three and nine months ended March 31, 2006 and 2005, as if each of the above-mentioned acquisitions had occurred January 1, 2006 and July 1, 2005, respectively. This unaudited pro forma information does not purport to be indicative of the actual results that would have occurred if the acquisitions had actually been completed on the dates indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
(amounts in thousands, except per share data)	2006	2005	2006	2005
Revenue	$462,219	$461,797	$1,421,897	$1,349,254
Net income	22,197	21,291	64,825	59,933
Diluted earnings per share	0.71	0.69	2.09	1.96

O.	Subsequent Event

On May 1, 2006, the Company completed its merger with AlphaInsight Corporation, an information technology company that specializes in serving the federal government primarily in the areas of software and systems engineering, network engineering and management, and information assurance and security. AlphaInsight increases the Company’s business with civilian agencies of the federal government and adds approximately 360 employees, most of whom hold security clearances.

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

(amounts in thousands)	Domestic	International	Total
Three Months Ended March 31, 2006
Revenue from external customers	$419,776	$15,583	$435,359
Pre-tax income	31,624	848	32,472

Three Months Ended March 31, 2005	$400,651	$14,295	$414,946
Revenue from external customers	31,543	963	32,506
Pre-tax income – as restated

Nine Months Ended March 31, 2006	$1,232,449	$45,546	$1,277,995
Revenue from external customers	93,645	4,152	97,797
Pre-tax income

Nine Months Ended March 31, 2005	$1,153,146	$40,138	$1,193,284
Revenue from external customers	90,627	2,538	93,165
Pre-tax income – as restated

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended March 31, 2006 and 2005.

Revenue. The table below sets forth revenue by customer segment with related percentages of total revenue for the three months ended March 31, 2006 (FY2006) and 2005 (FY2005), respectively:

	Three Months Ended March 31,				Change
(amounts in thousands)	2006		2005		$	%
Department of Defense	$320,064	73.5%	$301,505	72.6%	$18,559	6.2%
Federal Civilian Agencies	91,049	20.9%	90,295	21.8%	754	0.8%
Commercial	18,131	4.2%	16,926	4.1%	1,205	7.1%
State & Local Governments	6,115	1.4%	6,220	1.5%	(105)	(1.7)%

Total	$435,359	100.0%	$414,946	100.0%	$20,413	4.9%

For the three months ended March 31, 2006, total revenue increased by 4.9%, or $20.4 million, over revenue from the same period a year ago. The revenue growth for the quarter was generated by businesses acquired thus far in FY 2006, including National Security Research, Inc. (NSR) and Tech Computer Office Limited (TCO), a company based in the United Kingdom, in October 2005, and substantially all of the assets and operations of Information Systems Support, Inc. (ISS), effective March 1, 2006. For the month of March, ISS alone contributed $13.8 million of revenue. Revenue from existing operations was essentially flat quarter over quarter. The increase in revenue from existing operations attributed to higher levels of materials and subcontract services provided to our customers was largely offset by the loss of certain re-compete work.

Department of Defense (DoD) revenue increased 6.2%, or $18.6 million, for the three months ended March 31, 2006, as compared to the same period a year ago. The majority of this growth came from revenue generated by businesses acquired during FY 2006, including $5.5 million from NSR, and $11.7 million from ISS. The balance of growth is attributed to a net increase in revenue earned from existing customers. Greater revenue earned from services and materials provided to our U.S. Navy and intelligence agency customers was largely offset by a decrease in quarter over quarter revenue caused by the loss of re-compete work, most of which was provided to Department of Defense customers.

Revenue from Federal Civilian Agencies increased 0.8%, or $0.75 million, for the three months ended March 31, 2006 as compared to the same period a year ago. The net increase is comprised of increases in revenue attributed to ISS and additional services provided to the Veterans Benefit Administration (VBA), and a decrease in revenue earned from the Company’s Department of Justice (DOJ) litigation support contract, where case work on some programs is approaching its conclusion. ISS contributed $1.6 million of incremental federal and civilian agency revenue during the quarter, and additional services and materials provided to the VBA generated $3.4 million of incremental revenue. These increases were largely offset by a $4.5 million reduction in revenue earned under the DOJ litigation support contract, which decreased from $23.8 million for the three months ended March 31, 2005 versus $19.3 million earned in the current period.

Commercial revenue increased 7.1%, or $1.2 million for the third quarter ended March 31, 2006 as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. The international operations accounted for $15.6 million, or 85.9%, of the total Commercial revenue, while the domestic operations accounted for $2.5 million, or 14.1%. All of the increase results from our acquisition of TCO in the U.K.

Revenue from State and Local Governments decreased slightly by 1.7%, or $0.1 million, for the quarter ended March 31, 2006, as compared to the same period a year ago. This decrease is primarily the result of fewer services provided under a single contract within the State and Local Government marketplace. Revenue from State and Local Governments represented 1.4% and 1.5% of the Company’s total revenue for the three months ended March 31, 2006 and 2005, respectively.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the quarters ended March 31, 2006 (FY2006) and 2005 (FY2005), respectively.

	Dollar Amount Three Months Ended March 31,		Percentage of Revenue Three Months Ended March 31,		Second Quarter Increase (Decrease)
(amounts in thousands)	FY2006	FY2005	FY2006	FY2005	$	%
		(as restated for FAS 123R)		(as restated for FAS 123R)
Revenue	$435,359	$414,946	100.0%	100.0%	$20,413	4.9%
Costs and expenses:
Direct costs	279,142	259,738	64.1	62.6	19,404	7.5
Indirect costs and selling expenses	111,281	110,975	25.5	26.7	306	0.3
Depreciation and amortization	8,118	8,075	1.9	2.0	43	0.5

Total costs and expenses	398,541	378,788	91.5	91.3	19,753	5.2
Income from operations	36,818	36,158	8.5	8.7	660	1.8
Interest expense, net	4,346	3,652	1.0	0.8	694	19.0

Earnings before income taxes	32,472	32,506	7.5	7.8	(34)	(0.1)
Income taxes	11,115	12,211	2.6	2.9	(1,096)	(9.0)

Net Income	$21,357	$20,295	4.9%	4.9%	$1,062	5.2%

The Company began complying with Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (FAS 123R) effective July 1, 2005. FAS 123R addresses the expensing of stock options and other equity awards to a company’s employees and directors. The results described in this reflect the adoption of FAS 123R effective July 1, 2005, using the modified retrospective approach. Accordingly the third quarter of fiscal year 2005 (FY2005) has been restated to reflect the effect of recognizing stock option and other stock-based compensation expense.

Income from operations was $36.8 million for the third quarter ended March 31, 2006, an increase of $0.66 million, or 1.8%, over restated income from operations of $36.2 million for the three months ended March 31, 2005. Income from operations as a percent of revenue declined from 8.7 percent to 8.5 percent quarter over quarter primarily due to the greater concentration of other direct costs relative to total direct costs. As described below, other direct costs increased $18.8 million during the three months ended March 31, 2006 versus the same period a year ago. The services and material components of other direct costs do not provide operating margins as high as those provided by direct labor services, and thus have the effect of decreasing the overall operating margin rates.

As a percent of revenue, direct costs were 64.1% and 62.6% for the three months ended March 31, 2006 and 2005, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry; incurred in response to specific client tasks, and vary from period to period.

Direct labor was $128.2 million and $127.6 million for the third quarters of FY2006 and FY2005, respectively. The net increase in direct labor is attributed to offsetting factors. Direct labor increased as a result of salary and wage increases as well as incremental labor brought on with the businesses acquired thus far in FY 2006. These increases were almost entirely offset by decreases in direct labor resulting from the loss of certain re-compete work and the reduction in services provided to DOJ.

Other direct costs were $150.9 million and $132.1 million during the third quarters of FY2006 and FY2005, respectively. The $18.8 million increase was the result of increased volume of tasking orders across all service offerings of the Company, in particular to those provided to intelligence agencies of the federal government, as well as other direct costs incurred within the ISS business acquired effective March 1, 2006.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, stock based compensation, and other discretionary costs. Many of these expenses are highly variable. As a percentage of revenue, indirect costs and selling expenses were 25.5% and 26.7% for the nine months ended March 31, 2006 and 2005, respectively. Increases in indirect costs and selling expenses resulting from the recent business acquisitions were largely offset by decreases in fringe benefit costs resulting from reductions in direct labor as described earlier. This decrease in percentage from FY2005 to FY2006 also results from the increase in other direct costs, which generally do not require additional or incremental indirect costs.

One component of indirect cost and selling expenses is stock compensation. Under its 1996 Stock Incentive Plan, the Company grants non-qualified stock options, shares of restricted stock, and restricted stock units to senior executives and officers as a form of long-term incentive compensation. Total stock compensation expense for the three months ended March 31, 2006, increased $0.4 million, to $3.0 million, versus the same period a year ago. The increase results primarily from a greater level of outstanding and unvested equity instruments during the three months ended March 31, 2006, relative to the same period a year ago, and increased valuations assigned to equity instrument grants in recent years. The value assigned to non-qualified stock options has increased from a weighted average of $11.89 per option during the fiscal year ended June 30, 2004, to $15.96 for FY2005, and to $26.41 for the nine months ended March 31, 2006. The weighted average values of restricted shares and restricted stock units, which are valued at the price of a share of common stock on the grant date were $62.39 and $41.21 for grants made during the nine months ended March 31, 2006 and 2005, respectively.

Depreciation and amortization expense was $8.1 million for both the three months ended March 31, 2006, and 2005, respectively. As a percentage of revenue, depreciation and amortization expense remained approximately the same at 1.9% and 2.0% for the third quarters ended March 31, 2006 and 2005, respectively.

The Company incurred net interest expense of $4.3 million and $3.7 million for the quarters ended March 31, 2006 and 2005, respectively. The majority of the interest expense relates to the Company’s borrowings made in May 2004 to help finance the acquisition of the Defense and Intelligence Group (the D&IG) of American Management Systems, Inc. The increase during the three months ended March 31, 2006, versus the same period a year ago, resulted from the three acquisitions completed thus far in FY2006. To finance the acquisitions, the Company used existing cash and marketable securities, which caused interest income to subsequently decrease and, for the ISS acquisition on March 1, 2006, received a $25 million advance under the Company’s credit facility.

The effective income tax rates for the three months ended March 31, 2006 and 2005, were 34.2% and 37.6%, respectively. The lower tax rate for the three months ended March 31, 2006, primarily reflects the benefits realized from increasing research and development credits, and lower state rates based upon recently filed tax returns. The research and development credits were generated primarily from activities of the D&IG business and are expected to provide tax benefits through June 30, 2006.

Results of Operations For the nine months Ended March 31, 2006 and 2005.

Revenue. The table below sets forth revenue by customer segment with related percentages of total revenue for the nine months ended March 31, 2006 (FY2006) and 2005 (FY2005), respectively:

	Nine Months Ended March 31,				Change
(amounts in thousands)	2006		2005		$	%
Department of Defense	$934,600	73.1%	$863,906	72.4%	70,694	8.2%
Federal Civilian Agencies	272,119	21.3%	262,495	22.0%	9,624	3.7%
Commercial	53,020	4.2%	49,248	4.1%	3,772	7.7%
State & Local Governments	18,256	1.4%	17,635	1.5%	621	3.5%

Total	$1,277,995	100.0%	$1,193,284	100.0%	84,711	7.1%

For the nine months ended March 31, 2006, total revenue increased by 7.1% or $84.7 million, over the same period a year ago. Approximately $58.8 million or 69.5% of this growth was organic and across a broad base of Department of Defense, intelligence and federal civilian agency customers. This growth is primarily for the support of mission-critical needs of its Army, Navy and Intelligence community customers. The acquisitions of ISS, NSR and TCO accounted for 30.5%, or $25.9 million of the revenue growth.

Department of Defense revenue increased 8.2%, or $70.7 million, for the nine months ended March 31, 2006, as compared to the same period a year ago. The Company’s work with the U.S. Army is driven by the need to support the warfighter, particularly through its tactical military intelligence, communications and logistics capabilities. The Company showed growth in its work with the U.S. Navy, with increased levels of work coming through the Seaport Enhanced contract vehicle and from its growing presence in supporting Naval Aviation. The acquisitions of ISS and NSR accounted for 29.3%, or $20.7 million of the growth within the Department of Defense revenue.

Revenue from Federal Civilian Agencies increased 3.7% or $9.6 million, during the nine months ended March 31, 2006 as compared to the same period a year ago. This was driven primarily from the Company’s work with the Veterans Benefit Administration and national intelligence customers along with the previously mentioned acquisitions of ISS and NSR. These revenue gains were partially offset by the decrease in DoJ litigation support work. Approximately 22.0% of the Federal Civilian Agency revenue was derived from the DoJ. Revenue from DoJ was $59.8 million and $69.7 million for the nine months ended March 31, 2006 and 2005, respectively. This decrease of $9.9 million was attributable to the decline of certain DoJ litigation case work which is approaching its conclusion.

Commercial revenue increased 7.7%, or $3.8 million, during the first nine months of FY2006 as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. The international operations accounted for $45.5 million, or 85.9%, of the total Commercial revenue, while the domestic operations accounted for $7.5 million, or 14.1%. The growth in commercial revenue came from international operations within the United Kingdom (UK). The UK growth was attributable primarily to the Company’s marketing systems group that supplies demographic software and data services and the Company’s software services business particularly in the retail and telecommunications sectors. The acquisition of TCO also added to the revenue growth in this area.

Revenue from State and Local Governments increased by 3.5%, or $621,000, for the nine months ended March 31, 2006, as compared to the same period a year ago. This increase is attributed to an increased demand for information technology services that were provided across a number of states. Revenue from State and Local Governments represented 1.4% and 1.5% of the Company’s total revenue through the first nine months of FY2006 and FY2005, respectively.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the nine months ended March 31, 2006 (FY2006) and 2005 (FY2005), respectively.

	Dollar Amount Nine Months Ended March 31,		Percentage of Revenue Nine Months Ended March 31,		Change
(amounts in thousands)	2006	2005	2006	2005	$	%
		(as restated for FAS 123R)		(as restated for FAS 123R)
Revenue	$1,277,995	$1,193,284	100.0%	100.0%	84,711	7.1%
Costs and expenses:
Direct costs	820,759	741,193	64.2%	62.1%	79,566	10.7%
Indirect costs and selling expenses	324,108	323,909	25.4%	27.2%	199	0.1%
Depreciation and amortization	23,595	24,072	1.8%	2.0%	(477)	(2.0)%

Total costs and expenses	1,168,462	1,089,174	91.4%	91.3%	79,288	7.3%
Income from operations	109,533	104,110	8.6%	8.7%	5,423	5.2%
Interest expense, net	11,736	10,945	0.9%	0.9%	791	7.2%

Earnings before income taxes	97,797	93,165	7.7%	7.8%	4,632	5.0%
Income taxes	35,047	35,399	2.8%	3.0%	(352)	(1.0)%

Net Income	$62,750	$57,766	4.9%	4.8%	$4,984	8.6%

The Company began complying with Statement of Financial Accounting Standards 123R, “Share Based Payment” (FAS 123R), effective July 1, 2005. FAS 123R addresses the expensing of stock options and other equity awards to a company’s employees and directors. The results described in this section include the adoption of this rule. As the Company elected to adopt FAS 123R using the modified retrospective approach, the first nine months of fiscal year 2005 (FY2005) have been restated to reflect the effect of recognizing stock option and other stock-based compensation expense.

Income from operations was $109.5 million for the nine months ended March 31, 2006. This is an increase of $5.4 million or, 5.2%, over restated income from operations of $104.1 million at March 31, 2005.

As a percent of revenue, direct costs were 64.2% and 62.1% for the nine months ended March 31, 2006 and 2005, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontractor costs and travel expenses. Other direct costs are common in our industry, are incurred in response to specific client tasks, and vary from period to period.

Direct labor was $368.4 million and $364.7 million for the first nine months of FY2006 and FY2005, respectively. The increase in direct labor was attributable to the internal growth within federal government business and the acquisitions of ISS, NSR, and TCO. This was partially offset by the loss of certain re-compete contract work, and a reduction in services provided under a litigation support contract with the Department of Justice.

Other direct costs were $452.3 million and $376.5 million during the first nine months of FY2006 and FY2005, respectively. The increase in other direct costs was the result of increased volume of tasking across all of the service offerings, primarily within the national intelligence and defense agencies, along with the acquisitions of ISS, NSR and TCO.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, stock-based compensation, and other discretionary costs. Many of these expenses are highly variable. As a percent of revenue, indirect costs and selling expenses were 25.4% and 27.2% for the nine months ended March 31, 2006 and 2005, respectively. The decrease from FY2006 to FY2005 is primarily the result of the increase in other direct costs, which generally do not require additional or incremental indirect costs.

One component of indirect cost and selling expenses is stock compensation. Under its 1996 Stock Incentive Plan, the Company grants non-qualified stock options, shares of restricted stock, and restricted stock units to senior executives and officers as a form of long-term incentive compensation. Total stock compensation expense for the nine months ended March 31, 2006, increased $4.0 million, to $12.6 million, versus the same period a year ago. The increase results primarily from the accounting treatment of certain stock option grants made to employees that were 65 or older. For these options, the full value of the underlying grant is expensed immediately on the date of the grant, rather than amortized over a period of time. This accounting treatment was applied to equity awards beginning this fiscal year. The Company’s stock option expense for the first quarter of FY2006, and for each fiscal first quarter going forward, is expected to be higher than for the remaining quarters due to grants occurring in the first quarter to employees at or above the age of 65.

The increase is also attributable to a greater level of outstanding and unvested equity instruments during the nine months ended March 31, 2006, relative to the same period a year ago, and increased valuations assigned to equity instrument grants in recent years. The value assigned to non-qualified stock options has increased from a weighted average of $11.89 per option during the fiscal year ended June 30, 2004, to $15.96 for FY2005, and to $26.41 for the nine months ended March 31, 2006. The weighted-average value of grants of restricted stock and restricted stock units which are valued at the price of a share of common stock on the date of grant were $62.39 and $41.21 for grants made during the nine months ended March 31, 2006 and 2005, respectively

Depreciation and amortization expense was $23.6 million and $24.1 million for the nine months ended March 31, 2006, and 2005, respectively. As a percentage of revenue, depreciation and amortization expense was 1.8% and 2.0% for the first nine months of FY2006 and FY2005, respectively. This decrease of $0.5 million, or 2.0%, is the result of reduced intangible amortization of assets acquired in the recent acquisitions, primarily the May 2004 acquisition of the D&IG. The intangible assets from the acquisition of the D&IG as well as those acquired with other recent acquisitions are being amortized on an accelerated basis.

The Company incurred net interest expense of $11.7 million and $10.9 million for the nine months ended March 31, 2006 and 2005, respectively. The majority of the interest expense relates to the Company’s borrowings made in May 2004 to help finance the acquisition of the D&IG. The $0.8 million increase in net interest expense during the nine months ended March 31, 2006, versus the same period a year ago resulted from the three business acquisitions completed thus far in FY2006. To finance these acquisitions of ISS, NSR and TCO, the Company used existing cash, which caused interest income to subsequently decrease, and a $25 million advance under the Company’s credit facility.

The effective income tax rates for the nine months ended March 31, 2006 and March 31, 2005 were 35.8% and 38.0%, respectively. The lower tax rate for the nine months ended March 31, 2006 primarily reflects the benefits realized from increasing research and development credits, and lower state taxes based upon recently filed tax returns. The research and development credits were generated primarily from activities of the D&IG business and are expected to provide tax benefits through June 30, 2006.

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations, and its available credit facilities, have provided adequate liquidity and working capital to fund the Company’s operational needs. Cash flows from operations totaled $93.9 million and $66.1 million for the nine months ended March 31, 2006 and 2005, respectively.

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

To fund the acquisition of the D&IG, the Company entered into a $550 million credit facility (the 2004 Credit Facility), which includes a $200 million revolving credit facility (the Revolving Facility), and a $350 million institutional term loan (the Term Loan). The initial borrowings under the 2005 Credit Facility were $422.6 million. During the nine months ended March 31, 2006, the Company received a $25 million advance under the Revolving Facility to help finance its acquisition of ISS. The outstanding balances under the Term Loan and Revolving Facility were $343 million and $25 million, respectively, at March 31, 2006.

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

The Company also has amounts due under a lease agreement classified as a capital lease for reporting purposes, amounts due under a mortgage note payable, and maintains a line of credit facility in the United Kingdom. The total principal due under the capital lease agreement and the mortgage note payable was $1.3 million at March 31, 2006. The total amount available under the line-of-credit facility in the UK, which is scheduled to expire in December 2006, is approximately $0.9 million. As of March 31, 2006, the Company had no borrowings under this facility.

Cash and equivalents were $73.9 million and $133.0 million at March 31, 2006 and June 30, 2005, respectively. The Company’s operating cash flow increased to $93.9 million for the first nine months of FY2006, as compared to $66.1 million over the same period a year ago. The primary driver behind the higher operating cash flow was improvement in days-sales-outstanding (DSO). DSO decreased to 73 days as of March 31, 2006, down 3 days from March 31, 2005.

The Company used cash in investing activities of $187.6 million and $13.7 million for the nine months ended March 31, 2006 and 2005, respectively. This increase of approximately $173.9 million was primarily the result of the Company’s acquisitions of ISS, NSR and TCO, all of which were completed in FY2006.

Cash provided by financing activities totaled $35.0 million in the first nine months of FY2006, while cash used in financing activities was $41.3 million in the first nine months of FY2005. This increase was primarily attributable to $64.8 million of repayments under the Company’s Revolving Facility in FY2005, versus net borrowings of $22.2 million in FY2006.

Cash flows from financing activities benefited from proceeds received from the exercise of stock options, and purchases of stock under the Company’s Employee Stock Purchase Plan. Proceeds from these activities totaled $13.4 million and $19.7 million during the first nine months of FY2006 and FY2005, respectively. These amounts were offset by cash used to purchase stock to fulfill obligations under the Employee Stock Purchase Plan. Cash used to acquire stock was $5.8 million and $6.0 million during the first nine months of FY2006 and FY2005, respectively.

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

Forward Looking Statements

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and United Kingdom, including conditions that result from terrorist activities or war; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism or rebuilding Iraq; government contract procurement (such as bid protest, small business set asides, etc.) and termination risks; the results of government investigations into allegations of improper actions related to the provision of services in support of U.S. military operations in Iraq; the results of various audits conducted by the Defense Contract Audit Agency; individual business decisions of our clients; the financial condition of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and competition to hire and retain employees (particularly those with security clearances); our ability to complete and implement acquisitions appropriate to achievement of our strategic plans; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, (iii) competition for task orders under Government Wide Acquisition Contracts (GWACS) and/or schedule contracts with the General Services Administration; and (iv) expensing of stock options; our own ability to achieve the objectives of near term or long range business plans; and other risks described in the Company’s Securities and Exchange Commission filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. The Company has the ability to manage these fluctuations in part through interest rate hedging alternatives. A 1.0% change in interest rates on variable rate debt would have resulted in the Company’s interest expense fluctuating by approximately $2.6 million for the quarter ended March 31, 2006.

Approximately 3.6% and 3.4% of the Company’s total revenue in the first nine months of FY2006 and FY2005, respectively, were derived from our international operations, primarily in the United Kingdom. The Company’s practice in its international operations is to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2006, the Company had approximately $11.8 million in cash held in pounds sterling in the United Kingdom. This allows the Company to better utilize its cash resources on behalf of its foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Item 4. Controls and Procedures

As of the end of the 90 day period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitation, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud. Due to such inherent limitations, there can be no assurance that and system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information knows in a timely manner to appropriate levels of management.

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to its management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2006.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Appeal of CACI International Inc, ASBCA No. 5305

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005, for the most recently filed information concerning the appeal filed on September 27, 2000, with the Armed Services Board of Contract Appeals (“ASBCA”) challenging the Defense Information Systems Agency’s (“DISA”) denial of its claim for breach of contract damages. The Registrant’s appeal seeks damages arising from DISA’s breach of a license agreement pursuant to which the Department of Defense agreed to conduct all electronic data interchanges (which can be broadly understood to mean e-commerce) exclusively through certified value-added networks, such as the network maintained by Registrant’s wholly-owned subsidiary, CACI, INC.-FEDERAL, for the period from September 2, 1994 through April 22, 1998. The ASBCA held that the Government breached its contract, but determined that no damages flowed to the Company as a result of that breach.

Since the filing of Registrant’s report indicated above, the Federal Circuit Court of Appeals heard oral argument on April 6, 2006 and issued its decision affirming the ASBCA decision on April 7, 2006.

CACI Dynamics Systems, Inc. v. Delphinus Engineering, Inc., et al

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005 for the most recently filed information concerning the suit filed on October 1, 2002 in the United States District Court for the Eastern District of Virginia against Delphinus Engineering, Inc., V. Allen Spicer and James R. Everett seeking damages and attorney’s fees arising from defendant’s efforts to move business from CACI to Delphinus. The Company has collected the entire judgment against Delphinus and Mr. Everett.

Since the filing of Registrant’s report described above, we have been continuing efforts to collect the judgment against Mr. Spicer.

Saleh, et al. v. Titan Corp., et al, Case No. 04 CV 1143 R (NLS) (S.D. Cal. 2005)

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the period ending December 31, 2005 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of California against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V., and former CACI employee, Stephen A. Stefanowicz, among other defendants, seeking a permanent injunction, declaratory relief, compensatory and punitive damages, treble damages and attorney’s fees arising from defendant’s alleged acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, the U.S. District Court in Virginia reconsidered its decision to transfer the case and again transferred the case to the U.S. District Court for the District of Columbia. On March 22, 2006, plaintiffs filed a Third Amended Complaint that added CACI Premier Technology, Inc. and two former CACI employees as defendants. The Third Amended Complaint consists of several counts under the Alien Tort Statute, and for each of these claims, two related counts – one for conspiracy and one for aiding and abetting – to commit the wrong that is allegedly a violation of the Alien Tort Statute. Plaintiffs’ claims also include state tort claims for assault and battery, sexual assault and battery, wrongful death, and intentional infliction of emotional distress, again in each instance with two related counts for conspiracy and aiding and abetting. Plaintiffs also plead two tort counts for negligent hiring and supervision and for the negligent infliction of emotional distress. Finally, the Third Amended Complaint included two claims pursuant to the Racketeer Influenced and Corrupt Organizations Act. On April 7, 2006, the Company filed a motion to dismiss the Third Amended Complaint.

Ibrahim, et al. v. Titan Corp., et al., Case No. 1:04-CV-01248-JR (D.D.C. 2005)

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the period ending December 31, 2005 for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V. and Titan Corporation, seeking compensatory and punitive damages for physical injury, emotional distress, and/or wrongful death allegedly suffered as a result defendants’ wrongful acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, CACI Premier Technology, Inc. (“CACI PT”) was substituted as a defendant for the other three CACI companies, which were dismissed from the case. CACI PT filed a Motion for Summary Judgment with respect to the remaining claims in the case. In April 2006, the Court entered an Order addressing the discovery the plaintiffs are permitted to pursue for purposes of opposing the Motion for Summary Judgment.

Item 1A. Changes in Risk Factors

During the three months ended March 31, 2006, there were no material changes in the risk factor as reported in the Company’s annual report on Form 10-K/A as filed on September 21, 2005.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

2.1	Asset Purchase Agreement between CACI and Information Systems Support, Inc. dated February 16, 2006, is incorporated by reference from Exhibit 99.6 of Form 8-K filed with the Securities and Exchange Commission on March 1, 2006.
3.1	Certificate of Incorporation of the Registrant, as amended to date, is incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.

3.2	By-laws of the Registrant, as amended to date, is incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.
31.1	Section 302 Certification	Dr. J.P. London

31.2	Section 302 Certification	Mr. Stephen L. Waechter

32.1	Section 906 Certification	Dr. J.P. London

32.2	Section 906 Certification	Mr. Stephen L. Waechter

Reports

•	The Registrant filed a Current Report on Form 8-K on January 25, 2006, in which the Registrant furnished its financial results for the second quarter of fiscal year 2006.

•	The Registrant filed a Current Report on Form 8-K on January 27, 2006, in which the Registrant announced it had entered into an agreement with Paul M. Cofoni, President of its U.S. Operations in regards to Mr. Cofoni’s retirement payments.

•	The Registrant filed a Current Report on Form 8-K on January 31, 2006, in which the Registrant announced a delay in the closing of its acquisition of substantially all of the assets of Information Systems Support, Inc. (ISS) due to ISS losing a recompetition of a significant contract which will require a revised valuation of ISS.

•	The Registrant filed a Current Report on Form 8-K on February 16, 2006, in which the Registrant announced it had signed an amended and restated definitive agreement to purchase substantially all of the assets of Information Systems Support, Inc. (ISS).

•	The Registrant filed a Current Report on Form 8-K on March 1, 2006, in which the Registrant announced its purchase of substantially all of the assets of Information Systems Support, Inc.

•	The Registrant filed a Current Report on Form 8-K on March 27, 2006, in which the Registrant announced that it had signed a definitive merger agreement to acquire all of the outstanding shares of AlphaInsight Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: May 10, 2006	By:	/s/ Dr. J. P. London
Dr. J. P. London Chairman of the Board, President Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2006	By:	/s/ Stephen L. Waechter
Stephen L. Waechter Executive Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 10, 2006	By:	/s/ S. Mark Monticelli
S. Mark Monticelli Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)