Form 10-Q/A
period 2005-12-31
CACI INTERNATIONAL INC /DE/
filed 2006-06-23
CIK 16058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

CACI INTERNATIONAL INC

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, is being filed to report the results of the Stockholders’ vote of the election of directors. The results, which were reported at our annual Stockholders meeting on November 17, 2005, are included in Part II, Item 4 of this amended Form 10-Q. We are also amending this report to include Part II, Item 1A, Risk Factors, to revise the heading in Part II, Item 2, and to revise Part II, Item 6. We are not amending any other items of this report.

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

Item 1A. Risk Factors.

During the three months ended December 31, 2005, there were no material changes in the risk factors reported in our annual report on Form 10-K/A as filed on September 21, 2005.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On November 17, 2005, CACI held its annual stockholders meeting at the Fairview Park Marriott, 3111 Fairview Park Drive, Falls Church, Virginia 22042. The only matter of business requiring a stockholder vote was the election of directors.

The holders of a total of 27,690,775 shares were present at the meeting or represented by proxy, constituting a quorum. All nominees except Mr. Money were elected to one-year terms. The voting was as set forth below.

Nominee	“For”	“Withheld”	% “For”
Herbert W. Anderson	27,323,361	357,414	98.67
Michael J. Bayer	27,325,115	365,660	98.68
Peter A. Derow	26,984,947	705,828	97.45
Richard L. Leatherwood	26,985,632	705,143	97.45
J. P. London	27,065,418	625,357	97.74
Barbara A. McNamara	26,982,902	707,873	97.44
Arthur L. Money	13,510,257	14,180,518	48.79
Warren R. Phillips	26,987,504	703,271	97.46
Charles P. Revoile	26,039,001	1,651,774	94.03
Larry D. Welch	27,316,311	374,464	98.65

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

CACI International Inc
Registrant

Date: June 23, 2006	By:	/s/ S. Mark Monticelli
S. Mark Monticelli Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)