Form 10-K
period 2006-06-30
CACI INTERNATIONAL INC /DE/
filed 2006-09-13
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-31400

CACI International Inc

(Exact name of registrant as specified in its charter)

Delaware	54-1345888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 North Glebe Road, Arlington, VA 22201

(Address of principal executive offices)

(703) 841-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of each class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐.    No  ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

The aggregate market value of common shares held by non-affiliates of the Registrant on December 31, 2005 was $1,732,179,751, based upon the closing price of the Registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of September 8, 2006, the Registrant had 30,639,382 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s proxy statement for its 2006 annual meeting of stockholders. With the exceptions of the sections of the 2006 Proxy Statement specifically incorporated herein by reference, the 2006 Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Unless the context indicates otherwise, the terms “the Company” and “CACI” as used in Parts I and II, include both CACI International Inc and its subsidiaries. The term “the Registrant”, as used in Parts I and II, refers to CACI International Inc only.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document, in press releases, written statements or other documents filed with the U.S. Securities and Exchange Commission (SEC), or in the Company’s communications and discussions through webcasts, telephone calls and conference calls, may not address historical facts and, therefore, could be interpreted to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of financial performance; statements of plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that CACI intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “expect,” “should,” “intend,” “plan,” “will,” “estimates,” “projects,” “strategy” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties that include but are not limited to the factors set forth under Item 1A, Risk Factors in this Annual Report on Form 10-K.

Any such forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. The forward-looking statements included herein speak only as of the date of this Annual Report on Form 10-K. The Company disclaims any duty to update such forward-looking statements, all of which are expressly qualified by the foregoing.

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

The Company’s telephone number is (703) 841-7800. CACI’s internet page can be accessed at www.caci.com. The Company makes its web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our internet website at www.caci.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Documents filed by the Company with the SEC can also be viewed at www.sec.gov.

Overview

CACI founded its business in 1962 in simulation technology, and has strategically diversified primarily within the information technology (IT) and communications industries. With fiscal year 2006 (FY2006) revenue of $1,755 million, CACI serves clients in the government and commercial markets, primarily throughout North America and internationally on behalf of U.S. customers, as well as in the United Kingdom. The Company primarily delivers IT and communication solutions to clients through four areas of expertise or service offerings: systems integration, managed network services, knowledge management and engineering services. Through these service offerings, the Company provides comprehensive, practical IT and communications solutions by adapting emerging technologies and continually evolving legacy strengths in such areas as information assurance and security, reengineering, logistics and engineering support, automated debt management systems and services, litigation support systems and services, product data management, software development and reuse, voice, data and video communications, simulation and planning, financial and human resource systems and geo-demographic and customer data analysis. As a result of these broad capabilities, many of the Company’s client relationships have existed for ten years or more.

The Company’s high quality service has enabled it to win repeat business and sustain long-term client relationships and also to compete effectively for new clients and new contracts. The Company is organized to seek competitive business opportunities and has designed its operations to support major programs through centralized business development and business alliances. CACI has structured its business development organization to respond to the competitive marketplace, particularly within the federal government, and supports that activity with full-time marketing, sales, communications, and proposal development specialists.

The Company’s primary markets—both domestic and international—are agencies of the U.S. government, and major corporations. The demand for CACI’s services, in large measure, is created by the increasingly complex network, systems and information environments in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity and, ultimately, performance.

At June 30, 2006, CACI employed approximately 10,400 people. The Company currently operates from its headquarters at Three Ballston Plaza, 1100 North Glebe Road in Arlington, Virginia. CACI has operating offices and facilities in over 100 other locations throughout the United States, Europe, and Asia.

Domestic Operations

CACI’s domestic operations are conducted through a number of subsidiaries, and account for 100 percent of the Company’s government revenue and approximately 15 percent of the Company’s commercial revenue. Some of the contracts performed by our domestic operations involve assignment of employees to international locations and at June 30, 2006, approximately 450 employees were performing such assignments. The Company provides IT and communications solutions to its Federal, Commercial and State and Local clients through all four of its major service offerings: systems integration, managed network services, knowledge management and engineering services. Generally, the solutions offered by our domestic operations are applied by clients to improve their organizational performance by enhancing system infrastructures.

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

International Operations

CACI’s international operations are conducted primarily through the Company’s operating subsidiary in Europe, CACI Limited, and account for all revenue generated from international clients and 85 percent of the Company’s commercial revenue. CACI Limited is headquartered in London, England, and operates primarily in support of the Company’s systems integration line of business.

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

Major Markets and Significant Activities

CACI operates in a highly competitive industry that includes many firms, some of which are larger in size and have greater financial resources than the Company. The Company obtains much of its business on the basis of proposals submitted in response to requests from potential and current customers, who may also receive proposals from other firms. Additionally, the Company faces indirect competition from certain government agencies that perform services for themselves similar to those marketed by CACI. The Company knows of no single competitor that is dominant in its fields of technology. The Company has a relatively small share of the available worldwide market for its products and services and intends to achieve growth and increasing market share in part by organic growth, and in part through strategic acquisitions.

Although the Company is a supplier of proprietary computer-based technology products and marketing systems products, CACI is not primarily focused on being a software product developer-distributor (see discussion following under “Patents, Trademarks, Trade Secrets and Licenses”).

CACI offers substantially its entire range of information systems, technical and communications services and proprietary products to defense intelligence and civilian agencies of the U.S. Government. In order to do so, the Company must maintain expert knowledge of agency policies and operations. The Company’s work for U.S. Government agencies may combine a wide range of skills drawn from its major service offerings, including information systems design, development and maintenance, systems engineering, telecommunications, logistics sciences, information assurance and security, military systems engineering, simulation, automated document management, litigation support and debt management. The Company occasionally contracts through both its domestic and international operations to supply services and/or products for governments of other nations.

The Company’s commercial client base consists primarily of large corporations in the United Kingdom (U.K.). This market is the primary target of the Company’s proprietary marketing systems software and database products.

Decisions regarding contract awards by both the Company’s government and commercial clients typically are based on assessment of the quality of past performance, responsiveness to proposal requirements, price, and other factors.

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

Much of the Company’s business is won through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment. With respect to bids for government work, however, in most cases the client specifies the terms and conditions and form of contract. In situations where the client-imposed contract type and/or terms appear to expose the Company to inappropriate risk, the Company may seek alternate arrangements or opt not to bid for the work. Essentially all contracts with the U.S. Government, and many contracts with other government entities, permit the government client to terminate the contract at any time for the convenience of the government or for default by the contractor. Although the Company operates under the risk that such terminations may occur and have a material impact on operations, throughout the Company’s 45 years in business such terminations have been rare and, generally, have not materially affected operations. As with other government contractors, the Company’s business is subject to government client funding decisions and actions that are beyond its control. CACI’s contracts and subcontracts are composed of a wide range of contract types, including firm fixed-price, cost reimbursement, time-and-materials, indefinite delivery/indefinite quantity (IDIQ) and government wide acquisition contracts (known as GWACS) such as General Services Administration (GSA) schedule contracts. By Company policy, fixed-price contracts require the approval of at least two senior officers of the Company.

At any one time, the Company may have more than a thousand separate active contracts and/or task orders. In 2006, the ten top revenue-producing contracts accounted for 33.2 percent of CACI’s revenue, or $582.7 million; however, no single contract accounted for more than 10 percent of the Company’s total revenue.

In FY2006, 94.4 percent of CACI’s revenue came from U.S. Government prime or subcontracts. Of CACI’s total revenue, 73.1 percent came from U.S. Department of Defense (DoD) contracts, 21.3 percent from other civilian agency government clients. The remaining 5.6 percent of revenue came from commercial business, both domestic and international, and state and local contracts.

Although the Company is continuously working to diversify its client base, it will continue to aggressively seek additional work from the DoD. In FY2006, DoD revenue grew by 8.8 percent, or $103.3 million. The FY2006 acquisitions of National Security Research, Inc. (NSR) in October 2005, Information Systems Support, Inc. (ISS) in March 2006 and AlphaInsight Corporation (AI) in May 2006, accounted for approximately 52.7 percent of the revenue growth within DoD. Internal growth accounted for the remaining 47.3 percent of the DoD revenue growth.

Recent Significant Acquisitions

During the past three fiscal years, the Company completed a total of ten acquisitions, seven in the U.S. and three in the U.K. Two of the more significant acquisitions completed during this period were the:

•	May 2004 purchase of certain assets of the Defense and Intelligence Group (the D&IG) of American Management Systems, Inc. for $415 million, plus transaction costs. The D&IG provides the U.S. Government and other clients with business consulting services and solutions, including information technology and software design, for defense, intelligence and homeland security agencies in support of acquisition, financial management, logistics, war-fighting and intelligence missions; and,

•	The March 2006 acquisition of substantially all of the assets of ISS for $145.8 million. ISS specializes in providing information technology, communications and logistics services to the U.S. government clients including the Army, Navy, Air Force, the Social Security Administration, the General Services Administration, and the Departments of Justice and Transportation.

The acquisition of the D&IG was funded with borrowings under a $550 million credit facility (the 2004 Credit Facility). Other notable acquisitions included:

•	October 2003 acquisition of all of the outstanding stock of C-CUBED Corporation, a company providing specialized services in support of C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance) initiatives to clients in the DoD, federal, civilian, and intelligence communities, including network enterprise solutions, systems integration, integrated logistics support, combat systems and deep submergence engineering;

•	The March 2004 acquisition of CMS Information Services, Inc., a company specializing in enterprise network solutions, enterprise financial management systems and software and integration services primarily in the national defense sector; and,

•	The May 2006 purchase of AI, an information technology company that specializes in software and systems engineering, network engineering and management, and information assurance and security.

Over the past several years, the U.S. government has organized the armed services so that military personnel focus on combat and war-fighter roles, while many non-combatant roles are filled by personnel provided by contractors. The acquisitions completed by CACI, including those as described above, have positioned CACI to respond to certain aspects of this transformation of the U.S. Department of Defense, and deliver contract personnel to fill some of these non-combatant roles including logistics, intelligence gathering and analysis, organizational realignment and training.

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

The U.S. Government’s fiscal year ends on September 30 of each year. It is not uncommon for government agencies to award extra tasks or complete other contract actions in the weeks before the end of the fiscal year in order to avoid the loss of unexpended fiscal year funds. Moreover, in years when the U.S. Government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. Government to continue to operate, but traditionally does not authorize new spending initiatives. When the U.S. Government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect the Company’s revenue and profit during the period of delay.

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

Patents, Trademarks, Trade Secrets and Licenses

The Company owns 16 patents in the United States and 1 patent in Canada. While the Company believes its patents are valid, it does not consider that its business is dependent on patent protection in any material way. CACI claims copyright, trademark and other proprietary rights in a variety of intellectual property, including each of its proprietary computer software and data products and the related documentation. The Company presently owns 26 registered trademarks and service marks in the U.S. and 55 registered trademarks and service marks in other countries, primarily the U.K. All of the Company’s registered trademarks and service marks may be renewed indefinitely. In addition, the Company asserts copyrights in essentially all of its electronic and hard copy publications, its proprietary software and data products and in software produced at the expense of the U.S. Government, which rights can be maintained for up to 75 years. Because most of the Company’s business involves providing services to government entities, the Company’s operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although its operations make use of such protections and benefit from them as discriminators in competition. CACI is also a party to agreements that give it the right to distribute computer software, data and other products owned by other companies, and to receive income from such distribution. As a systems integrator, it is important that the Company maintain access to software, data and products supplied by such third parties, but the Company generally has experienced little difficulty in doing so. The durations of such agreements vary according to the terms of the agreements themselves.

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

Backlog

The Company’s backlog as of June 30, 2006 was $4.6 billion, of which $983 million was for funded orders. Total backlog as of June 30, 2005 was $3.4 billion, primarily contracts with the U.S. Government. It is presently anticipated, based on current revenue projections, that the majority of the funded backlog will be filled during the fiscal year ending June 30, 2007.

The Company’s backlog represents the aggregate contract revenue we estimate will be earned over the remaining life of our contracts. We include in estimated remaining contract value only the contract revenue we expect to earn over the remaining term of the contract, even in cases when more than one company is awarded work under a given contract. Funded backlog is based upon amounts appropriated by a customer for payment for goods and services, and as the U.S. government operates under annual appropriations, agencies of the U.S. government generally fund contracts on an incremental basis. As a result, the majority of the Company’s estimated remaining contract value is not funded backlog. The estimates used to compile remaining contract value are based on the Company’s experience under contracts, and we believe the estimates are reasonable. However, there can be no assurance that existing contracts will result in earned revenues in any future period or at all.

See also the discussion of particular risk factors affecting the Company’s backlog in Item 1A. Risk Factors.

Business Segments, Foreign Operations, and Major Customer

Additional business segment, foreign operations and major customer information is provided in the Company’s Consolidated Financial Statements contained in this Report. In particular, see Note 2, Business Segment, Customer and Geographic Information, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Revenue by Contract Type

The following information is provided on the amounts of revenue attributable to time-and-materials contracts, cost reimbursable contracts and firm fixed-price contracts (including proprietary software product sales), of the Company during each of the last three fiscal years:

	Year Ended June 30,
	2006		2005		2004
	(amounts in thousands)
Time and Materials	$899,151	51.2%	$925,074	57.0%	$708,801	61.9%
Cost Reimbursable	500,463	28.5%	405,801	25.0%	242,070	21.1%
Firm Fixed-Price	355,710	20.3%	292,187	18.0%	194,914	17.0%

Total	$1,755,324	100.0%	$1,623,062	100.0%	$1,145,785	100.0%

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

We depend on contracts with the federal government for a substantial majority of our revenue, and our business could be seriously harmed if the government ceased doing business with us.

We derived 94.4 percent of our total revenue in FY2006 and 94.0 percent of our total revenue in FY2005 from federal government contracts, either as a prime contractor or a subcontractor. We derived 73.1 percent of our total revenue in FY2006 and 72.7 percent of our total revenue in FY2005 from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, with the General Services Administration, or any significant agency in the intelligence community or the DoD, or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could be materially and adversely affected.

Our business could be adversely affected by the outcome of the various investigations/proceedings regarding our interrogation services work in Iraq.

Beginning in May 2004, press accounts disclosed an internal government report, the Taguba Report, which contains information regarding the alleged mistreatment of Iraqi prisoners. The Taguba Report alleged that one of our employees was involved with the alleged mistreatment. Another government report, the Jones/Fay Report, alleges that three of our employees, including the one identified in the Taguba Report, acted improperly in performing their assigned duties in Iraq. The Jones/Fay Report recommended that the information in the report regarding each of these employees be forwarded to the General Counsel of the United States Army for determination of whether each of them should be referred to the United States Department of Justice for prosecution, as well as forwarded to the contracting officer for appropriate contractual action.

Our investigation into these matters has not to date confirmed the allegations of abuse contained in either the Taguba Report or the Jones/Fay Report. We have cooperated and will continue to cooperate fully with the government regarding investigations arising out of interrogation services provided in Iraq.

We have never condoned, and will never condone, tolerate or endorse, any illegal or inappropriate behavior on the part of any employee when working on our behalf—but we will stand firmly by our employees and their right to be presumed innocent until there is verifiable information confirming that they have been involved in misconduct. If and when we receive verifiable information indicating any inappropriate or illegal behavior on the part of any employee, we will take swift and appropriate action to redress the matter. To date, no present or former employee of the Company has been officially charged with any offense in connection with the Abu Ghraib allegations.

The results of the investigations and proceedings regarding our interrogation services in Iraq could affect our relationships with our clients and could cause our actual results to differ materially and adversely from those anticipated.

Our business could be adversely affected by changes in budgetary priorities of the federal government.

Because we derive a substantial majority of our revenue from contracts with the federal government, we believe that the success and development of our business will continue to depend on our successful participation in federal government contract programs. Changes in federal government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, or a shift of expenditures away from programs that we support or a change in federal government contracting policies, could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. Any such actions could cause our actual results to differ materially and adversely from those anticipated. Among the factors that could seriously affect our federal government contracting business are:

•	changes in federal government programs or requirements;

•	budgetary priorities limiting or delaying federal government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding, including potential governmental shutdowns (such as that which occurred during the government’s 1996 fiscal year);

•	an increase in set-asides for small businesses that could result in our inability to compete directly for prime contracts; and,

•	curtailment of the federal government’s use of technology solutions firms.

Our federal government contracts may be terminated by the government at any time and may contain other provisions permitting the government not to continue with contract performance, and, if lost contracts are not replaced, our operating results may differ materially and adversely from those anticipated.

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

Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies, some of which are not typically found in commercial contracts, including allowing the government to:

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	claim rights in systems and software developed by us;

•	suspend or debar us from doing business with the federal government or with a governmental agency, impose fines and penalties and subject us to criminal prosecution; and,

•	control or prohibit the export of our data and technology.

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may be unable to recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. Depending on the value of a contract, such termination could cause our actual results to differ materially and adversely from those anticipated. Certain contracts also contain organizational conflict of interest clauses that limit our ability to compete for or perform certain other contracts. Organizational conflicts of interest (OCIs) arise any time we engage in activities that (i) make us unable or potentially unable to render impartial assistance or advice to the Government; (ii) impair or might impair our objectivity in performing contract work; or (iii) provide us with an unfair competitive advantage. For example (i) when we work on the design of a particular system, we may be precluded from competing for the contract to install that system; or (ii) when we evaluate the work performed by other contractors on behalf of our government client, we are precluded from evaluating the work of some other part of the Company or a related entity performed under another contract. Depending upon the value of the matters affected an OCI issue that precludes our participation in or performance of a program or contract could cause our actual results to differ materially and adversely from those anticipated.

As is common with government contractors, we have experienced and continue to experience occasional performance issues under certain of our contracts. Depending upon the value of the matters affected a performance problem that impacts our performance of a program or contract could cause our actual results to differ materially and adversely from those anticipated.

If we fail to establish and maintain important relationships with government entities and agencies, our ability to successfully bid for new business may be adversely affected.

To facilitate our ability to prepare bids for new business, we rely in part on establishing and maintaining relationships with officials of various government entities and agencies. These relationships enable us to provide informal input and advice to government entities and agencies prior to the development of a formal bid. We may be unable to successfully maintain our relationships with government entities and agencies, and any failure to do so may adversely affect our ability to bid successfully for new business and could cause our actual results to differ materially and adversely from those anticipated.

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

This competitive bidding process presents a number of risks, including the following:

•	we bid on programs before the completion of their design, which may result in unforeseen technological difficulties and cost overruns;

•	we expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win;

•	we may be unable to estimate accurately the resources and cost structure that will be required to service any contract we win; and,

•	we may encounter expense and delay if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract.

If we are unable to win particular contracts, we may be foreclosed from providing to clients services that are purchased under those contracts for a number of years. If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected and that could cause our actual results to differ materially and adversely from those anticipated. In addition, upon the expiration of a contract, if the client requires further services of the type provided by the contract, there is frequently a competitive rebidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or non-renewal of any of our significant contracts could cause our actual results to differ materially and adversely from those anticipated.

Our business may suffer if we or our employees are unable to obtain the security clearances or other qualifications we and they need to perform services for our clients.

Many of our federal government contracts require us to have security clearances and employ personnel with specified levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees lose or are unable to obtain necessary security clearances, we may not be able to win new business and our existing clients could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract, which could cause our results to differ materially and adversely from those anticipated.

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

We must observe laws and regulations relating to the formation, administration and performance of federal government contracts which affect how we do business with our clients and may impose added costs on our business. For example, the Federal Acquisition Regulation and the industrial security regulations of the DoD and related laws include provisions that:

•	allow our federal government clients to terminate or not renew our contracts if we come under foreign ownership, control or influence;

•	require us to divest work if an organizational conflict of interest related to such work cannot be mitigated to the Government’s satisfaction;

•	require us to disclose and certify cost and pricing data in connection with contract negotiations; and,

•	require us to prevent unauthorized access to classified information.

Our failure to comply with these or other laws and regulations could result in contract termination, loss of security clearances, suspension or debarment from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which could cause our actual results to differ materially and adversely from those anticipated.

The federal government may reform its procurement or other practices in a manner adverse to us.

The federal government may reform its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts or other government-wide contracts, or adopt new socio-economic requirements. These changes could impair our ability to obtain new contracts or win re-competed contracts. Any new contracting methods could be costly or administratively difficult for us to satisfy, and, as a result could cause actual results to differ materially and adversely from those anticipated.

Restrictions on or other changes to the federal government’s use of service contracts may harm our operating results.

We derive a significant amount of revenue from service contracts with the federal government. The government may face restrictions from new legislation, regulations or government union pressures, on the nature and amount of services the government may obtain from private contractors. Any reduction in the government’s use of private contractors to provide federal services could cause our actual results to differ materially and adversely from those anticipated.

Our contracts and administrative processes and systems are subject to audits and cost adjustments by the federal government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.

Federal government agencies, including the DCAA, routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with government regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes and systems is found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome to an audit by the DCAA or another government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially and adversely from those anticipated.

Failure to maintain strong relationships with other contractors could result in a decline in our revenue.

We derive substantial revenue from contracts in which we act as a subcontractor or from teaming arrangements in which we and other contractors bid on particular contracts or programs. As a subcontractor or teammate, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could differ materially and adversely from those anticipated if any prime contractor or teammate chose to offer directly to the client services of the type that we provide or if they team with other companies to provide those services.

We may not receive the full amounts authorized under the contracts included in our backlog, which could reduce our revenue in future periods below the levels anticipated.

Our backlog consists of funded backlog, which is based on amounts actually obligated by a client for payment of goods and services, and unfunded backlog, which is based upon management’s estimate of the future potential of our existing contracts and task orders, including options, to generate revenue. Our backlog may not result in actual revenue in any particular period, or at all, which could cause our actual results to differ materially and adversely from those anticipated.

The maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenues that we will realize under that contract. For example, we derive a substantial portion of our revenue from government contracts in which we are not the sole provider, meaning that the government could turn to other companies to fulfill the contract. We also derive revenues from ID/IQ contracts, which do not require the government to purchase a material amount of goods or services under the contract. Action by the government to obtain support from other contractors or failure of the government to order the quantity of work anticipated could cause our actual results to differ materially and adversely from those anticipated.

Without additional Congressional appropriations, some of the contracts included in our backlog will remain unfunded, which could significantly harm our prospects.

Although many of our federal government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. As a result, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Nevertheless, we estimate our share of the contract values, including values based on the assumed exercise of options relating to these contracts, in calculating the amount of our backlog. Because we may not receive the full amount we expect under a contract, our estimate of our backlog may be inaccurate and we may post results that differ materially and adversely from those anticipated.

Employee misconduct, including security breaches, could result in the loss of clients and our suspension or disbarment from contracting with the federal government.

We may be unable to prevent our employees from engaging in misconduct, fraud or other improper activities that could adversely affect our business and reputation. Misconduct could include the failure to comply with federal government procurement regulations, regulations regarding the protection of classified information and legislation regarding the pricing of labor and other costs in government contracts. Many of the systems we develop involve managing and protecting information involved in national security and other sensitive government functions. A security breach in one of these systems could prevent us from having access to such critically sensitive systems. Other examples of employee misconduct could include time card fraud and violations of the Anti-Kickback Act. The precautions we take to prevent and detect this activity may not be effective, and we could face unknown risks or losses. As a result of employee misconduct, we could face fines and penalties, loss of security clearance and suspension or debarment from contracting with the federal government, which could cause our actual results to differ materially and adversely from those anticipated.

Our failure to attract and retain qualified employees, including our senior management team, could adversely affect our business.

Our continued success depends to a substantial degree on our ability to recruit and retain the technically skilled personnel we need to serve our clients effectively. Our business involves the development of tailored solutions for our clients, a process that relies heavily upon the expertise and services of our employees. Accordingly, our employees are our most valuable resource. Competition for skilled personnel in the information technology services industry is intense, and technology service companies often experience high attrition among their skilled employees. There is a shortage of people capable of filling these positions and they are likely to remain a limited resource for the foreseeable future. Recruiting and training these personnel require substantial resources. Our failure to attract and retain technical personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy our clients’ needs, limit our ability to win new business and cause our actual results to differ materially and adversely from those anticipated.

In addition to attracting and retaining qualified technical personnel, we believe that our success will depend on the continued employment of our senior management team and its ability to generate new business and execute projects successfully. Our senior management team is very important to our business because personal reputations and individual business relationships are a critical element of obtaining and maintaining client engagements in our industry, particularly with agencies performing classified operations. The loss of any of our senior executives could cause us to lose client relationships or new business opportunities, which could cause actual results to differ materially and adversely from those anticipated.

Our markets are highly competitive, and many of the companies we compete against have substantially greater resources.

The markets in which we operate include a large number of participants and are highly competitive. Many of our competitors may compete more effectively than we can because they are larger, better financed and better known companies than we are. In order to stay competitive in our industry, we must also keep pace with changing technologies and client preferences. If we are unable to differentiate our services from those of our competitors, our revenue may decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address client needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend towards consolidation, which may result in the emergence of companies who are better able to compete against us. The results of these competitive pressures could cause our actual results to differ materially and adversely from those anticipated.

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

We perform a portion of our engagements on a fixed-price basis. We derived 20.3 percent of our total revenue in FY2006 and 18.0 percent of our total revenue in FY2005 from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-material basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.

When making proposals for engagements on a fixed-price basis, we rely on our estimates of costs and timing for completing the projects. These estimates reflect our best judgment regarding our capability to complete the task efficiently. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable. From time to time, unexpected costs and unanticipated delays have caused us to incur losses on fixed-price contracts, primarily in connection with state government clients. On rare occasions, these losses have been significant. In the event that we encounter such problems in the future, our actual results could differ materially and adversely from those anticipated.

Our earnings and margins may vary based on the mix of our contracts and programs.

At June 30, 2006, our backlog included both cost reimbursement and fixed-price contracts. Cost reimbursement contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may vary materially and adversely depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Systems failures may disrupt our business and have an adverse effect on our results of operations.

Any systems failures, including network, software or hardware failures, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortages or terrorist attacks, could cause loss of data, interruptions or delays in our business or that of our clients. In addition, the failure or disruption of our mail, communications or utilities could cause us to interrupt or suspend our operations or otherwise harm our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our actual results could differ materially and adversely from those anticipated.

The systems and networks that we maintain for our clients, although highly redundant in their design, could also fail. If a system or network we maintain were to fail or experience service interruptions, we might experience loss of revenue or face claims for damages or contract termination. Our errors and omissions liability insurance may be inadequate to compensate us for all the damages that we might incur and, as a result, our actual results could differ materially and adversely from those anticipated.

We may have difficulty identifying and executing acquisitions on favorable terms and therefore may grow at slower than anticipated rates.

One of our key growth strategies has been to selectively pursue acquisitions. Through acquisitions, we have expanded our base of federal government clients, increased the range of solutions we offer to our clients and deepened our penetration of existing clients. We may encounter difficulty identifying and executing suitable acquisitions. Without acquisitions, we may not grow as rapidly as the market expects, which could cause our actual results to differ materially and adversely from those anticipated. We may encounter other risks in executing our acquisition strategy, including:

•	increased competition for acquisitions may increase the costs of our acquisitions;

•	our failure to discover material liabilities during the due diligence process, including the failure of prior owners of any acquired businesses or their employees to comply with applicable laws or regulations, such as the Federal Acquisition Regulation and health, safety and environmental laws, or their failure to fulfill their contractual obligations to the federal government or other customers; and,

•	acquisition financing may not be available on reasonable terms or at all.

Each of these types of risks could cause our actual results to differ materially and adversely from those anticipated.

We may have difficulty integrating the operations of any companies we acquire, which could cause actual results to differ materially and adversely from those anticipated.

The success of our acquisition strategy will depend upon our ability to continue to successfully integrate any businesses we may acquire in the future. The integration of these businesses into our operations may result in unforeseen operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties include the integration of personnel with disparate business backgrounds, the transition to new information systems, coordination of geographically dispersed organizations, loss of key employees of acquired companies, and reconciliation of different corporate cultures. For these or other reasons, we may be unable to retain key clients of acquired companies. Moreover, any acquired business may fail to generate the revenue or net income we expected or produce the efficiencies or cost-savings that we anticipated. Any of these outcomes could cause our actual results to differ materially and adversely from those anticipated.

If our subcontractors fail to perform their contractual obligations, our performance as a prime contractor and our ability to obtain future business could be materially and adversely impacted and our actual results could differ materially and adversely from those anticipated.

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

Depending upon the level of problem experienced, such problems with subcontractors could cause our actual results to differ materially and adversely from those anticipated.

Our business may be adversely affected if we cannot collect our receivables.

We depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. If the federal government, any of our other clients or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially and adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds or lack of an approved budget.

Some prime contractors for whom we are a subcontractor have significantly less financial resources than we do, which may increase the risk that we may not be paid in full or payment may be delayed.

If we experience difficulties collecting receivables it could cause our actual results to differ materially and adversely from those anticipated.

The Company has substantial investments in recorded goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce the Company’s operating income.

Goodwill accounts for approximately $722 million of the Company’s recorded total assets. The Company evaluates the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill.

Our global networks and other business commitments require our employees to travel to potentially dangerous places, which may result in injury or other negative impact to key employees.

Our domestic business involves the maintenance of global networks and provision of other services that require us to dispatch employees to various countries around the world. These countries may be experiencing political upheaval or unrest, and in some cases war or terrorism. Certain senior level employees or executives are, on occasion, part of the teams deployed to provide services in these countries. As a result, it is possible that certain of our employees or executives will suffer injury or bodily harm, or be killed or kidnapped in the course of these deployments. It is also possible that we will encounter unexpected costs in connection with the repatriation of our employees or executives for reasons beyond our control. These problems could cause our actual results to differ materially and adversely from those anticipated.

Our failure to adequately protect our confidential information and proprietary rights may harm our competitive position.

Our success depends, in part, upon our ability to protect our proprietary information and other intellectual property. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter misappropriation of our confidential information. In addition, we may be unable to detect unauthorized use of our intellectual property in order to take appropriate steps to enforce our rights. If we are unable to prevent third parties from infringing or misappropriating our copyrights, trademarks or other proprietary information, our competitive position could be harmed and our actual results could differ materially and adversely from those anticipated.

We face additional risks which could harm our business because we have international operations.

Our international operations consist of our U.K.-based business which conducts the majority of its business in the United Kingdom. Our international operations comprised approximately 3.6 percent of our revenue in FY2006 and 3.4 percent of our revenue in FY2005. Our U.K.-based operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

Our U.K.-based operations are also subject to risks associated with operating a commercial, as opposed to a government contracting, business, including the effects of general economic conditions in the U.K.’s telecommunications, computer software and computer services sectors, and the impact of more concentrated and intense competition for the reduced volume of work available in those sectors. Our revenue from this business grew during FY2006 over revenue from such business in FY2005 primarily as a result of two acquisitions. While we are marketing our services to clients in industries that are new to us, our efforts in that regard may be unsuccessful. Other factors that may adversely affect our international operations are difficulties relating to managing our business internationally and multiple tax structures. Any of these factors could cause our actual results to differ materially and adversely from those anticipated.

Our 2004 Credit Facility imposes restrictions on our ability to take certain actions which may have an impact on our business, operating results and financial condition.

Our Credit Facility imposes various operating and financial restrictions on us and requires us to meet certain financial tests. These restrictions may significantly limit or prohibit us from engaging in certain transactions, including:

•	incurring or guaranteeing additional debt;

•	paying dividends or other distributions to our stockholders or redeeming, repurchasing or retiring our common stock:

•	making investments, loans and advances;

•	making capital expenditures above specified levels;

•	creating liens on our assets;

•	issuing or selling equity in our subsidiaries;

•	transforming or selling assets currently held by us;

•	modifying certain agreements, including those related to indebtedness; and,

•	engaging in mergers, consolidations or acquisitions.

The failure to comply with any of these covenants would cause a default under our 2004 Credit Facility. A default, if not waived, could cause our debt to become immediately due and payable. In such a situation, we may not be able to repay our debt or borrow sufficient funds to refinance it, and, even if new financing is available, it may not contain terms that are acceptable to us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of June 30, 2006, CACI leased office space at 124 U.S. locations containing an aggregate of approximately 2,277,000 square feet located in 29 states and the District of Columbia. In four countries outside the U.S., CACI leased office space at ten locations containing an aggregate of approximately 34,000 square feet. CACI’s leases expire primarily within the next five years, with the exception of six leases in Northern Virginia and seven leases outside of Northern Virginia, which will expire within the next 5 to 11 years. CACI anticipates that most of these leases will be renewed or replaced by other leases.

All of CACI’s offices are in reasonably modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

As of June 30, 2006, CACI International Inc maintained its corporate headquarters in approximately 118,000 square feet of space at 1100 North Glebe Road, Arlington, Virginia. See Note 15, Leases, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information regarding the Company’s lease commitments.

CACI acquired certain real estate in Dayton, Ohio in connection with the purchase of MTL Systems, Inc. in January, 2004. The real estate consists of 2.6 acres, a 7,110 square foot garage, and a 36,360 square foot two-story office building.

Item 3. Legal Proceedings

Saleh, et al.v. Titan Corp., et al, Case No. 05 CV 1165 (D.D.C.)

On June 9, 2004, seven named plaintiffs filed a twenty-six count class-action in the U.S. District Court for the Southern District of California against a number of corporate defendants and individual corporate employees alleging, inter alia that defendants formed a conspiracy to increase demand for interrogation services in Iraq. The complaint named CACI International Inc, CACI, INC.-FEDERAL, CACI N.V., as well as a CACI employee, Stephen A. Stefanowicz, among the defendants in the case.

Plaintiffs seek, inter alia, declaratory relief, a permanent injunction against contracting with the government, compensatory damages, treble damages and attorney’s fees. Thereafter, the action was transferred to the U.S. District Court for the District of Columbia. On June 27, 2006, the court dismissed several counts of the complaint. Defendants’ have other motions to dismiss pending with the Court. The parties are in discovery.

Ibrahim, et al. v. Titan Corp. et al., Case No. 1:04-CV-01248-JR (D.D.C. 2004)

On July 27, 2004 a lawsuit was filed in the U.S. District Court for the District of Columbia on behalf of five Iraqis who claimed they suffered significant physical injury, emotional distress, and/or wrongful death while they or their family members were held at Abu Ghraib prison in Iraq. The lawsuit names CACI International Inc, CACI, INC.-FEDERAL, CACI N.V. and Titan Corporation as defendants. The court has dismissed several counts of the complaint, and the parties are conducting discovery in connection with Defendants’ motion for summary judgment on several outstanding counts. Plaintiffs seek, inter alia, treble damages and attorneys fees and disgorgement of profits.

The Company is vigorously defending the above-described legal proceedings, and, in the Company’s opinion, based on its present knowledge of the facts, the likelihood of plaintiffs success on the merits is remote.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the Registrant’s fiscal year ended June 30, 2006, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The Registrant’s Common Stock is listed on the New York Stock Exchange.

The ranges of high and low sales prices of the common stock of the Registrant quoted on the New York Stock Exchange under the ticker symbol of “CAI”, for each quarter during the fiscal year ended June 30, 2006 and 2005 were as follows:

	2006		2005
Quarter	High	Low	High	Low
1st	$68.75	$58.50	$53.50	$38.13
2nd	$62.53	$51.45	$69.18	$52.60
3rd	$65.97	$54.99	$67.60	$50.50
4th	$68.24	$58.33	$67.60	$51.45

The Registrant has never paid a cash dividend. The present policy of the Registrant is to retain earnings to provide funds for the operation and expansion of its business. The Registrant does not intend to pay any cash dividends at this time. The Board of Directors will determine whether to pay dividends in the future based on conditions then existing, including our earnings, financial condition and capital requirements, as well as economic and other conditions as the board may deem relevant. In addition, our ability to declare and pay dividends on our common stock is restricted by the provisions of Delaware law and covenants in our Credit Facility.

At September 8, 2006, the number of stockholders of record of the Registrant’s Common Stock was approximately 434. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

The Company administers an employee stock purchase plan under which eligible employees may purchase shares of common stock at a discount as provided by the plan. To provide the shares purchased under the plan, the Company repurchases outstanding shares on the open market. Shares are repurchased on a quarterly basis, generally within two weeks of the end of each Company quarter, and are distributed within three days thereafter to employees purchasing shares. Quarterly information regarding the number of shares repurchased for this plan during the year ended June 30, 2006, and the weighted-average price paid per share, is as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share
Quarter ended:
September 30, 2005	46,947	$63.50
December 31, 2005	28,208	$59.22
March 31, 2006	24,455	$59.04
June 30, 2006	20,922	$67.70

Also, to provide shares to a participant under a director stock purchase plan whose restricted grants vested during the fiscal year, the Company repurchased 907 shares of common stock on the open market at an average price of $59.30. These shares were repurchased during the three months ended March 31, 2006.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from the audited financial statements of the Company for each of the fiscal years in the five year period ended June 30, 2006. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements of the Company and the notes thereto included in Part II in this Annual Report on Form 10-K.

During the fiscal year ended June 30, 2002, the Company reported results from a discontinued business. On January 6, 2002, the Company sold its domestic Marketing Systems Group to Environmental Research Systems

Institute, Inc.’s subsidiary, ESRI Business Information Solutions. Effective with this sale, the results of the Marketing Systems Group have been reflected as discontinued operations in the statement of operations for the fiscal year ended June 30, 2002. The Company reported a loss from discontinued operations of $0.01 per basic and diluted share, and a loss on the disposal of discontinued operations of $0.05 per basic and diluted share, related to the disposal of the Marketing Systems Group, Inc., for the fiscal year ended June 30, 2002.

All of the selected financial data except for revenue, working capital, and the weighted-average number of basic shares outstanding have been restated to reflect the retrospective application of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, Share Based Payment (FAS 123R). The revenue, working capital and the weighted-average number of basic shares outstanding are amounts not affected by FAS 123R. The adoption of FAS 123R, together with the impacts on the Company’s financial position and results of operations, are discussed more fully in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Income Statement Data

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(amounts in thousands, except per share data)
Revenue	$1,755,324	$1,623,062	$1,145,785	$843,138	$681,942
Costs of revenue	1,605,044	1,480,930	1,050,698	780,319	635,576
Net income from continuing operations	84,840	79,725	57,714	39,985	27,746
Net income	84,840	79,725	57,714	39,985	26,287

Earnings per common share and common share equivalent:
Basic:
Weighted-average shares outstanding	30,242	29,675	29,051	28,647	24,992
Net income from continuing operations	$2.81	$2.69	$1.99	$1.40	$1.11
Net income	2.81	2.69	1.99	1.40	1.05
Diluted:
Weighted-average shares and equivalent shares outstanding	31,161	30,568	29,877	29,425	25,788
Net income from continuing operations	$2.72	$2.61	$1.93	$1.36	$1.08
Net income	2.72	2.61	1.93	1.36	1.02

Balance Sheet Data

	Year ended June 30,
	2006	2005	2004	2003	2002
	(amounts in thousands)
Total assets	$1,368,090	$1,206,639	$1,154,304	$562,050	$483,986
Long-term obligations	411,366	376,861	423,553	19,519	36,140
Working capital	238,464	284,186	208,195	182,585	228,764
Shareholders’ equity	745,359	621,034	506,490	427,206	370,481

Item 7. Management’s Discussion and Analysis of Financial Condition & Results of Operations

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our consolidated financial statements and the notes to those statements that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read “Risk Factors,” included elsewhere in this Annual Report on Form 10-K. Unless otherwise specifically noted, all years refer to the Company’s fiscal year which ends on June 30.

Overview

We are a leading provider of information-based systems, integrated solutions and services to the U.S. government. We derived approximately 94% of our revenues during the year ended June 30, 2006 from contracts with U.S. government agencies, including approximately 73 percent from DoD customers, and approximately 21 percent from U.S. federal civilian agencies customers including the Department of Homeland Security. We also provide services to state and local governments and commercial customers.

For the year ended June 30, 2006, approximately 83% of our U.S. government revenue was from contracts where we were the lead, or “prime,” contractor. Our diverse contract base has approximately 600 active contracts and more than 2,200 active task orders. For the year ended June 30, 2006, no single task order or contract accounted for more than 10 percent of our revenue. We have a diverse mix of contract types, with approximately 51%, 29%, and 20% of our revenues for the year ended June 30, 2006, derived from time-and-materials, cost-plus and fixed-price contracts, respectively. We generally do not pursue fixed-price software development contracts that may create financial risk.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The following are considered our critical accounting policies:

Revenue Recognition/Contract Accounting

The Company generates essentially all of its revenue from three different types of contractual arrangements: cost-plus-fee contracts; time-and-materials contracts; and fixed-price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of allowable costs incurred plus an estimate of the applicable fees earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, and that are subject to the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance. For such cost-plus-fee contracts subject to the provisions of U.S. Securities & Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), the Company recognizes the relevant portion of the fee upon customer approval. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered plus allowable expenses incurred.

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

A significant portion of the Company’s fixed price-completion contracts involve the design and development of complex client systems. For these contracts that are within the scope of SOP 81-1, revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs. For fixed price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized ratably over the service period. The Company’s fixed price license agreements and related services contracts are primarily executed in its international operations. As the agreements to deliver software require significant production, modification or customization of software, revenue is recognized using the contract accounting guidance of SOP 81-1. For agreements to deliver data under license and related services, revenue is recognized as the data is delivered and services are performed. Except for losses on time-and-material contracts accounted for under SAB 104, provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined. Projected losses on time-and-material contracts accounted for under SAB 104 are recognized as the services and materials are provided.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Contract costs include material, labor, subcontracting costs, and other direct costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award fees for certain contracts may also be a factor in estimating revenue and profit rates based on actual and anticipated awards.

Products and services provided under long-term development and production contracts make up a large portion of our business, and therefore the amounts we record in our financial statements using contract accounting methods and cost accounting standards are material. For our federal contracts, we follow U.S. Government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts. Due to the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. We closely monitor compliance with, and the consistent application of, our critical accounting policies related to contract accounting. Business operations personnel conduct thorough periodic contract status and performance reviews. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are generally included in earnings in the current period. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business operations personnel performing work under the contract. Costs incurred and allocated to contracts with the U.S. Government are scrutinized for compliance with regulatory standards by our personnel, and are subject to audit by the Defense Contract Audit Agency (DCAA).

From time to time, we may proceed with work based on client direction prior to the completion and signing of formal contract documents. We have a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. We base our estimates on previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract or program.

Costs of Revenue

Costs of revenue include all direct contract costs as well as indirect overhead costs and selling, general and administrative expenses that are allowable and allocable to contracts under federal procurement standards. Costs of revenue also include costs and expenses that are unallowable under applicable procurement standards, and thus are not allocable to contracts for billing purposes. Such costs and expenses do not directly generate revenues, but are necessary for business operations.

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

Goodwill Valuation

Acquisitions of businesses have constituted a major portion of the Company’s historical growth, and as a result goodwill has increased over the years to represent a significant portion of both our long-term and total assets. We account for our goodwill under SFAS No. 142, Goodwill and Other Intangible Assets, (FAS 142), which requires an impairment only approach to accounting for goodwill.

The FAS 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. FAS 142 requires that goodwill be tested annually for impairment at the same date every year, and also when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company has selected June 30 as its annual testing date.

We estimate the fair values of the Company’s operations using discounted cash flows. Forecasts of future cash flows are based on our estimates of future revenues and operating costs related to contract backlog and fundings, historical operating margins, recompete win rates, the length of customer relationships, and assessments of the market conditions surrounding the government information technology services industry. These estimates are subject to review and approval by our senior management. Changes in these forecasts could cause the Company to either pass or fail the first step in the FAS 142 goodwill valuation model, which could result in impairment.

The cash flow forecasts are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. Therefore, changes in the stock price may also affect the requirement to recognize an impairment, and the amount of such impairment, if any. As of June 30, 2006, a 10 percent increase or decrease in the value of our common stock would have had no impact on the consolidated financial statements.

Stock-Based Compensation

Effective July 1, 2005, the Company adopted FAS 123R using the modified retrospective application transition method. Prior to July 1, 2005, the Company had accounted for stock-based compensation using the intrinsic method, under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No 25), as amended by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. The Company also followed the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation (FAS 123) and reported the pro-forma impact of stock option expense in the footnotes to its consolidated financial statements.

Under the modified retrospective application method, the Company has restated its consolidated statements of operations, comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005, and its consolidated balance sheets as of June 30, 2005 and 2004. Restatements of selected footnote disclosures to the consolidated financial statements included with the Company’s Annual Report on Form 10-K/A as filed with the U.S. Securities and Exchange Commission on September 21, 2005, have also been made. These restated consolidated financial statements and notes were filed under a Form 8-K with the Securities and Exchange Commission on June 6, 2006. The accompanying consolidated financial statements as of and for each year in the two-year period ended June 30, 2005, and affected footnotes therewith, reflect the impact of the retrospective application of FAS 123R.

In applying the new accounting standard retrospectively, the Company has calculated the cumulative impact of stock-based compensation expense as though it had adopted the provisions of FAS 123 effective July 1, 1995. The impact of stock-based compensation expense on net earnings, comprehensive income, deferred income taxes, additional paid-in-capital, and cash flows for all equity grants made since this date have been calculated. The impacts on the statements of operations, cash flows and comprehensive income for the years ended June 30, 2005 and 2004, are as follows:

	Amounts Reported for the Year Ended June 30, 2005
	As Previously Reported	Effect of Retrospective Application of FAS 123R	As Restated
Consolidated Statement of Operations:
Indirect costs and selling expenses	$420,502	$8,932	$429,434

Income from operations	151,064	(8,932)	142,132

Income before income taxes	136,299	(8,932)	127,367
Income taxes	50,983	(3,341)	47,642

Net income	$85,316	$(5,591)	$79,725

Earnings per share:
Basic	$2.88	$(0.19)	$2.69

Diluted	$2.79	$(0.18)	$2.61

Consolidated Statement of Cash Flows:
Cash flows provided by operations	$137,046	$(10,490)	$126,556

Cash flows used in financing activities	$(50,479)	$10,490	$(39,989)

Consolidated Statement of Comprehensive Income:
Comprehensive income	$84,377	$(5,591)	$78,786

	Amounts Reported for the Year Ended June 30, 2004
	As Previously Reported	Effect of Retrospective Application of FAS 123R	As Restated
Consolidated Statement of Operations:
Indirect costs and selling expenses	$313,664	$9,627	$323,291

Income from operations	104,714	(9,627)	95,087

Income before income taxes	102,931	(9,627)	93,304
Income taxes	39,262	(3,672)	35,590

Net income	$63,669	$(5,955)	$57,714

Earnings per share:
Basic	$2.19	$(0.20)	$1.99

Diluted	$2.13	$(0.20)	$1.93

Consolidated Statement of Cash Flows:
Cash flows provided by operations	$75,815	$(4,128)	$71,687

Cash flows used in financing activities	$408,683	$4,128	$412,811

Consolidated Statement of Comprehensive Income:
Comprehensive income	$66,941	$(5,955)	$60,986

The Company also restated its consolidated balance sheet as of June 30, 2005. The cumulative effects on deferred tax assets, additional paid-in-capital, and retained earnings as of these dates are as follows:

	As Previously Reported	Effect of Retrospective Application of FAS 123R	As Restated
Balances as of June 30, 2005
Deferred tax assets, long term	$—	$2,479	$2,479

Deferred tax liabilities, long term	$6,367	$(6,367)	$—

Additional paid-in-capital	$245,053	$34,443	$279,496

Retained earnings	$383,459	$(25,597)	$357,862

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the following assumptions:

	For Stock Options Granted During the Fiscal Year ended June 30,
	2005	2004
Historical volatility	34% - 37%	33% - 35%
Expected dividends	0%	0%
Expected term (in years)	5	5
Risk-free rate	3.36% - 4.13%	2.48% - 3.63%

The expected term of the option grants represents the period of time options are expected to be outstanding and is based on the contractual term of the grant, vesting schedules, and past exercise behavior. The risk-free rates for periods within the contractual life of the option are based on the U.S. treasury yield curve in effect at the time of the respective grant.

In conjunction with its adoption of FAS 123R, the Company began recognizing the expense associated with restricted stock units (RSUs) and non-qualified stock options granted to employees that have reached, or are close to reaching, age 65, in accordance with Issue No. 19 of the FASB’s Emerging Issue Task Force (EITF) Bulletin No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, (EITF 00-23, Issue 19). EITF 00-23 became effective in September 2000, and Issue 19 requires that the value of equity instruments awarded to employees that are eligible for retirement, and that contain terms which provide for immediate vesting upon retirement, be recognized in full upon grant. Issue 19 of EITF 00-23 also requires that the value of such equity instruments granted to employees nearing retirement age be recognized ratably over the period from the date of grant, to the date the grantee is eligible for retirement. Immediate recognition of expense (the non-substantive vesting method) is required under Issue 19 of EITF 00-23 even when the grantee has, or plans to, remain an employee of the Company beyond the eligible retirement age.

The Company did not, however, apply the non-substantive vesting method in recognizing stock-based compensation expense in its consolidated financial statements for the fiscal year ended June 30, 2005.

Had the Company applied the provisions of Issue 19 of EITF 00-23 to its stock compensation expense, its net income and basic and diluted earnings per share for the fiscal year ended June 30, 2005, would have been affected as follows:

	Amounts as Restated for the Retroactive Application of FAS 123R	Effect of Retirement Vesting Provisions on Stock-Based Compensation Expense	Amounts Adjusted to Reflect Retirement Vesting Provisions
Year Ended June 30, 2005:
Net income	$79,725	$(1,366)	$78,359

Weighted-average earnings per share:
Basic	$2.69	$(0.05)	$2.64

Diluted	$2.61	$(0.04)	$2.57

Issue 19 would have had no effect on the results of operations for the fiscal year ended June 30, 2004 as the provision granting full vesting to those retiring at or after age 65 has been included in grants made only since July 1, 2004.

For all RSU and stock option grants made on or after July 1, 2005, the Company is applying the non-substantive vesting method for stock-based compensation expense recognition purposes.

Information regarding the stock options and restricted stock unit activity during each of the years in the three-year period ended June 30, 2006, and information about assumptions underlying the valuation of equity instruments, and methods of expense recognition, are discussed in Note 20, Stock Plans and Stock Based Compensation, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Results of Operations

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

Consolidated Statements of Operations

Years ended June 30, 2006, 2005, and 2004

	Year Ended June 30:						Year to Year Change
	2006	2005	2004	2006	2005	2004	2005 to 2006		2004 to 2005
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(dollar amounts in thousands)
Revenue	$1,755,324	$1,623,062	$1,145,785	100.0%	100.0%	100.0%	$132,262	8.1%	$477,277	41.7%
Costs of revenue
Direct costs	1,134,951	1,019,474	708,371	64.6%	62.8%	61.8%	115,477	11.3%	311,103	43.9%
Indirect costs and selling expenses	436,656	429,434	323,291	24.9%	26.4%	28.2%	7,222	1.7%	106,143	32.8%
Depreciation and amortization	33,437	32,022	19,036	1.9%	2.0%	1.7%	1,415	4.4%	12,986	68.2%

Total costs of revenue	1,605,044	1,480,930	1,050,698	91.4%	91.2%	91.7%	124,114	8.4%	430,232	40.9%

Income from operations	150,280	142,132	95,087	8.6%	8.8%	8.3%	8,148	5.7%	47,045	49.5%
Interest expense, net	17,279	14,765	1,783	1.0%	0.9%	0.2%	2,514	17.0%	12,982	728.1%

Net income before income taxes	133,001	127,367	93,304	7.6%	7.9%	8.1%	5,634	4.4%	34,063	36.5%
Income taxes	48,161	47,642	35,590	2.8%	3.0%	3.1%	519	1.1%	12,052	33.9%

Net income	$84,840	$79,725	$57,714	4.8%	4.9%	5.0%	$5,115	6.4%	$22,011	38.1%

Revenue

For the fiscal year ended June 30, 2006, the Company’s total revenue increased by $132.3 million, or 8.1 percent. Approximately 3.4 percent, or $55.5 million, of revenue growth was organic and resulted from an increase in services provided to a broad base of Department of Defense (DoD), intelligence, and federal civilian agency customers. The remaining 4.7 percent increase, or $76.8 million, was from acquisitions completed in FY2006.

During FY2005, total revenue increased by $477.3 million, or 41.7 percent. Approximately $183.1 million of this growth was organic and resulted primarily from increases in services and solutions provided to our DoD customers. The remaining $294.2 million of the FY2005 revenue growth was generated by four businesses that were acquired in FY2004.

Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue growth. The Company’s acquisition revenue for FY2006 and FY2005, is as follows:

Business Acquired	2006	2005
ISS	$49.0	$—
NSR	14.6	—
AlphaInsight	8.1	—
D&IG	—	244.4
CMS	—	31.8
C-Cubed	—	14.4
Others	5.1	3.6

Total	$76.8	$294.2

The following table summarizes revenues earned by each of the customer groups for the three most recent fiscal years:

	Year ended June 30,
	2006		2005		2004
	(dollar amounts in thousands)
Department of Defense	$1,282,582	73.1%	$1,179,259	72.7%	$771,920	67.4%
Federal Civilian Agencies	374,502	21.3	350,886	21.6	301,706	26.3
Commercial	73,644	4.2	68,140	4.2	55,706	4.9
State & Local Government	24,596	1.4	24,777	1.5	16,453	1.4

Total	$1,755,324	100.0%	$1,623,062	100.0%	$1,145,785	100.	%

Revenue from DoD customers increased 8.8 percent, or $103.3 million, to approximately $1,283 million for FY2006 as compared to FY2005. The aforementioned acquisitions accounted for approximately 52.7 percent of this growth, contributing $54.5 million. DoD revenue includes that earned for services provided to the US Army, its largest customer, where Company services focus on supporting readiness, tactical military intelligence, and communications of the warfighter in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy, such as services to support the Navy’s automatic identification technologies and a mine countermeasure program that protects its fleet.

DoD revenue growth in FY2005 compared to FY2004 was $407.3 million, or 52.8 percent. This growth was driven by the above referenced acquisitions and included $187.9 million attributed to the May 1, 2004, acquisition of the D&IG. This growth is also attributed to increased demands from the Company’s U.S. Army customers, particularly in support of tactical military intelligence, communications and logistical services provided to the Army missions in Iraq and Afghanistan. Work with the U.S. Navy remained strong during FY2005, with increased levels of work coming from the growing presence in supporting naval aviation.

Revenue from federal civilian agencies increased $23.6 million, or 6.7 percent, to $374.5 million during FY2006 as compared to FY2005. The primary revenue growth drivers in this area came from acquisitions, which accounted for almost 60 percent of the increase. Approximately 21.1 percent of federal civilian agency revenue for the year was derived from the Department of Justice (DoJ), for whom the Company provides litigation support services and maintains a debt collection system. Revenue from the DoJ was $79.0 million in FY2006 versus $92.7 million in FY2005. The decrease in revenue earned from the DoJ resulted from the conclusion, early in FY2006, of services provided to support DoJ litigation efforts involving the tobacco industry.

During FY2005 as compared to FY2004, federal civilian agency revenue increased $49.2 million, or 16.3 percent. Acquisitions accounted for all of the growth during FY2005, with the majority of growth contributed by systems and analysis services provided by the D&IG to various intelligence agencies.

Commercial revenue increased 8.1 percent, or $5.5 million, to $73.6 million in FY2006 as compared to FY2005. Commercial revenue is derived from both international and domestic operations. In FY2006, international operations accounted for 85.3 percent, or $62.8 million, of the total commercial revenue, while the domestic operations accounted for 14.7 percent, or $10.8 million. The increase in Commercial revenue was primarily from our U.K. operations, which increased by 12.5 percent, or $7.0 million. Growth in the U.K. was generated by two acquisitions completed in FY2006, and from increased sales by its marketing systems group that supplies demographic software and data services. This increase was partly offset by a downturn in domestic Commercial revenue primarily from a decrease in the level of software sales and services.

During FY2005 Commercial revenue increased 22.3 percent, or $12.4 million, as compared to FY2004. The increase was primarily attributable to international operations within the U.K., which showed growth from its marketing systems group that supplies demographic software and data services. Growth in the U.K. during FY2005 was also attributed to increased sales of its software services business to customers in the retail and telecommunications industries.

Revenue from State and Local Governments decreased by 0.7 percent, or $0.2 million during FY2006, as compared to FY2005. The main driver of the decrease was the downturn of contract work with two state contracts during the fourth quarter of FY2006. In FY2005 as compared to FY2004, revenue from State and Local Governments increased by 50.6 percent, or $8.3 million. Approximately one-third of this increase, or $2.7 million, was related directly to the March 2004 acquisition of CMS. The balance of the growth resulted from increased demand for information technology services provided across a number of states. Revenue from State and Local Governments represented 1.4 percent and 1.5 percent of the Company’s total revenue in FY2006 and FY2005, respectively. The Company’s continued and expanded focus on DoD and federal civilian agency opportunities has resulted in a reduced emphasis on State and Local Government business.

Income from Operations. Operating income increased 5.7 percent, or $8.1 million, in FY2006 as compared to FY2005. The Company’s operating margin in FY2006 was 8.6 percent compared to 8.8 percent a year earlier. The decrease in margin rate relates primarily to a higher mix of other direct costs (ODCs) including equipment purchases and subcontractor services, relative to direct professional service costs. These ODCs produce lower gross margins as compared to services provided directly by Company employees. In FY2005 as compared to FY2004, operating income increased 49.5 percent, or $47.0 million. Operating margin in FY2005 improved to 8.8 percent from 8.3 percent a year earlier. This improvement was driven by the higher margins provided by the D&IG acquisition, economies of scale related with acquisitions, and the growth in high-margin national security and intelligence services.

During the fiscal years ended June 30, 2006, 2005 and 2004, as a percentage of revenue, total direct costs were 64.6 percent, 62.8 percent and 61.8 percent, respectively. The year-to-year increases in direct costs as a percentage of revenue have been driven by an increase in cost-plus contract content as a percent of revenue earned from all contract types, and an increase in the use of subcontractors. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontract costs and travel expenses. Other direct costs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period.

The largest component of direct costs, direct labor, was $507.5 million, $490.4 million and $346.2 million in FY2006, FY2005 and FY2004, respectively. The increase in direct labor during the last three fiscal years is attributable to the internal growth in the Company’s federal government business both in the DoD and federal civilian agencies, and to acquisitions. Other direct costs were $627.4 million, $529.1 million, and $362.2 million in FY2006, FY2005, and FY2004, respectively. The year over year increase was primarily the result of increased volume of tasking across system integration, knowledge management and engineering services including the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor and other discretionary costs. Many of these expenses are highly variable and have grown in dollar volume generally in proportion to the growth in revenue. As a percentage of revenue, indirect costs and selling expenses were 24.9 percent, 26.4 percent and 28.2 percent for FY2006, FY2005 and FY2004, respectively. The decrease in percentage experienced during the two most recent fiscal years is primarily the result of the Company’s success in integrating acquired businesses while controlling its various indirect and general and administrative expenses in these periods of growth.

Another component of indirect costs and selling expenses is stock compensation. Under its 1996 Stock Incentive Plan, the Company grants non-qualified stock options, shares of restricted stock, and restricted stock units to senior executives and officers as a form of long-term incentive compensation. Total stock compensation expense was $15.5 million, $11.2 million, and $9.8 million for the fiscal years ended June 30, 2006, 2005, and 2004, respectively.

The $4.3 million increase in expense from FY2005 to FY2006 was due primarily to the accelerated expense recognition for certain grants in which employees become fully vested in the award upon retirement at or after age 65. The increased expense is also attributed to a greater value of options and RSUs granted in FY2006 versus FY2005. The increase of $1.4 million from FY2004 to FY2005 was primarily the result of a greater level of RSU grants issued.

Depreciation and amortization expense increased $1.4 million, or 4.4 percent, in FY2006 as compared to FY2005. The increase was attributable to the amortization of the identifiable intangible assets acquired with the five business combinations completed during FY2006. In FY2005 as compared to FY2004, depreciation and amortization expense increased $13.0 million or 68.2 percent. This was attributable to an $11.0 million increase in intangible asset amortization, primarily that pertaining to the May 2004 acquisition of the D&IG. The remaining increase of approximately $2.0 million was for new capital expenditures and building improvements made in support of on-going business operations.

Interest expense increased $2.5 million, or 17.0 percent in FY2006, as compared to FY2005. The primary driver for the increase was due to an approximate 1.5 percent increase in the weighted-average interest rate, excluding the effects of two interest rate swap agreements, as it applies to the Company’s average borrowings. Higher interest expense also resulted from borrowings of $25 million to supplement available cash necessary to complete the acquisition of ISS. The higher interest expense was partially offset by interest income generated from cash on hand. The Company had outstanding borrowings of $367.1 million at June 30, 2006. The Company is required to repay a minimum of $3.5 million annually under the terms of its credit facility.

Interest expense increased $13.0 million in FY2005 as compared to FY2004. The majority of this increase was due to a full year of interest costs relating to the Company’s borrowings in May 2004 of $422.6 million under its credit facility which was used to finance the purchase of the D&IG. For FY2004, the Company incurred approximately two months of interest under the credit facility described above. Prior to May 2004, the Company was able to fund its operations from proceeds received from its March 2002 secondary offering, available cash and equivalents and operating cash flows.

The effective income tax rates in FY2006, FY2005 and FY2004, were 36.2 percent, 37.4 percent and 38.1 percent, respectively. The lower tax rate in FY2006 as compared to the prior two fiscal years reflects the benefits realized from increasing research and development credits and lower state taxes. The research and development credits were generated primarily from activities of the D&IG business.

Quarterly Financial Information

Quarterly financial data for the two most recent fiscal years is provided in Note 23, Quarterly Financial Data, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Effects of Inflation

Based on the Company’s contract mix reported for FY2006, approximately 29 percent of the Company’s business is conducted under cost-reimbursable contracts which automatically adjust revenue to cover costs that are affected by inflation. Approximately 51 percent of revenue is earned under time-and-material contracts, where labor rates for many of the services provided under time-and-material contracts, are often fixed for several years. Under certain time-and-material contracts containing indefinite-delivery, indefinite-quantity procurement arrangements, the Company does adjust labor rates annually as permitted. The remaining portion of the Company’s business is fixed-price and may span multiple years. The Company generally has been able to price its time-and-materials and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations, and its available credit facilities, have provided adequate liquidity and working capital to fund the Company’s operational needs. Cash flows from operations totaled $107.1 million, $126.6 million and $71.7 million for the years ended June 30, 2006, 2005 and 2004, respectively.

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

To fund the acquisition of the D&IG, the Company entered into a $550 million credit facility (the 2004 Credit Facility), which includes a $200 million revolving credit facility (the revolving facility), and a $350 million institutional term loan (the term loan). The initial borrowings under the 2004 Credit Facility were $422.6 million, of which $367.1 million was outstanding under the term loan at June 30, 2006. During the fiscal year ended June 30, 2006, the Company received $25.0 million in advances from borrowings under the revolving facility.

The revolving facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200 million, with annual sublimits on amounts borrowed for acquisitions. The revolving facility also contains an accordion feature under which the Company may borrow up to an additional $100 million with prior lender approvals. The revolving facility permits one, two, three and six month interest rate options and repayment of any outstanding balances is due in full May 2, 2009. The Company pays a fee on the unused portion of the facility.

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

In May 2005, the Company amended the 2004 Credit Facility by reducing the margins applicable to the LIBOR and prime and federal funds rate factors, and in June 2005 entered an interest rate swap agreement covering a portion of the outstanding term loan balance. The Company incurred approximately $0.5 million of fees to amend the 2004 Credit Facility, which has been capitalized and is being amortized over the remaining term of the 2004 Credit Facility.

The Company also has amounts due under lease agreements classified as capital leases for reporting purposes, amounts due under a mortgage note payable, and maintains a line of credit facility in the United Kingdom. The total amount of reported principal due under the capital lease agreements and the mortgage note payable was $1.6 million at June 30, 2006. The total amount available under the line-of-credit facility in the U.K., which is scheduled to expire in December 2006, is approximately $0.9 million. As of June 30, 2006, the Company had no borrowings under this facility.

Cash and equivalents were $24.7 million and $133.0 million as of June 30, 2006 and 2005, respectively. Working capital was $238.5 million and $284.2 million as of June 30, 2006 and 2005, respectively. The Company’s operating cash flow was $107.1 million for FY2006, compared to $126.6 million for the same period a year ago. The current year decrease in operating cash flow results in part to delays in contract fundings by the U.S. government. Including the Company’s recent acquisitions, days-sales-outstanding were 74 at June 30, 2006, compared to 70 for the same period a year ago. Excluding the impact of the acquisitions, days-sales-outstanding were 71 as of June 30, 2006.

The Company used $259.1 million, and $16.6 million, of cash in investing activities during FY2006 and FY2005, respectively. The significant increase in FY2004 was attributed to $244.3 million used to complete five acquisitions during the year. During FY2005, the Company paid $3.7 million to acquire a company within its U.K. operations and also made a $4.0 million earn-out payment relating to an acquisition within its U.S. operations. There were no other acquisition-related payments made during FY2005.

Purchases of office and computer related equipment of $9.5 million and $8.8 million in FY2006 and FY2005, respectively, accounted for the majority of the remaining funds used in investing activities. We have relatively low capital expenditure requirements for our business, and expect these expenditures in the coming years to remain consistent with the levels reported in recent fiscal years.

Cash provided by financing activities totaled $43.3 million during FY2006, while net cash used in financing activities totaled $40.0 million in FY2005. Cash provided by financing activities during FY2006 consisted primarily of a $25 million borrowing under the revolving facility that was made to help finance the acquisition of ISS on March 1, 2006. Financing activity cash was also provided by proceeds received from stock option exercises and the related tax benefits, as described below. Cash used in financing activities during FY2005 resulted primarily from the repayment of borrowings under the revolving facility. These borrowings had been made to help finance the acquisition of the D&IG in May 2004, and the Company applied cash generated during FY2005 to repay $65.7 due under various debt arrangements, including $62 million repaid under the revolving facility. During FY2005, the financing cash proceeds were also generated by stock option exercises and the related tax benefits, which partially offset the net financing cash used to repay outstanding borrowings.

Cash flows from financing activities continued to benefit from proceeds received from the exercise of stock options, and purchases of stock under the Company’s employee stock purchase plan. Proceeds from these activities totaled $17.6 million and $23.6 million during FY2006 and FY2005, respectively. These were offset by cash used to purchase stock to fulfill obligations under the employee stock purchase plan. Cash used to acquire stock was $7.5 million and $8.4 million during FY2006 and FY2005, respectively.

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

The Company believes that the combination of internally generated funds, available bank borrowings, cash and cash equivalents on hand, will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under our 2004 Credit Facility will depend on our future financial performance which will be affected by many factors outside of our control.

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements primarily to finance the lease of operating facilities. With the exception of a building acquired in connection with an acquisition completed during the year ended June 30, 2004, we currently finance the use of all of our office and warehouse facilities through operating leases.

Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances.

The following table summarizes the Company’s contractual obligations, including lease obligations, as of June 30, 2006, that require the Company to make future cash payments:

	Payments Due By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(amounts in thousands)
Contractual obligations:
Long-term debt(1)	$367,125	$3,500	$7,000	$7,000	$349,625
Capital lease obligations(2)	1,344	1,344	—	—	—
Operating leases(3)	167,317	31,827	54,013	33,832	47,645
Other long-term liabilities reflected on the registrants balance sheet under GAAP
Other notes payable(1)	735	43	94	106	492
Deferred compensation(4)	33,350	1,034	1,945	1,603	28,768

Total	$569,871	$37,748	$63,052	$42,541	$426,530

(1)	See Note 14 to the Company’s consolidated financial statements for additional information regarding debt and related matters.
(2)	The principal portion of capital lease obligations totaling $1,245 is included in the Company’s consolidated balance sheet at June 30, 2006.
(3)	See Note 15 to the Company’s consolidated financial statements for additional information regarding operating lease commitments
(4)	The liability is offset by investments held by the plan provider to be reimbursed to the Company upon the distribution of the liability to the plan participant. See Note 19 to the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The interest rates on both the institutional term loan and the revolving credit facility portion of the Company’s 2004 Credit Facility are affected by changes in market interest rates. The Company seeks to manage these fluctuations in part, through interest rate swaps. A one percent change in interest rates on variable rate debt would have resulted in the Company’s interest expense fluctuating by approximately $3.5 million for the fiscal year ended June 30, 2006.

The Company seeks to manage these fluctuations, in part, through interest rate swaps. As of June 30, 2006, the Company was party to two interest rate swap agreements with a notional value of $98 million. These two swap agreements provide fixed-rate payments in lieu of floating rate payments for two years beginning March 2006. The Company is not currently considering any further interest rate swap agreements, but may reconsider as market conditions fluctuate in the future.

Approximately 3.6 percent and 3.4 percent of the Company’s total revenues in FY2006 and FY2005, respectively, were derived from customers of our international operations, primarily in the U.K. The Company’s practice in its international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of June 30, 2006 the Company had approximately $12.7 million in cash held in pounds sterling in the U.K. This allows the Company to better utilize its cash resources on behalf of its foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of CACI International Inc and subsidiaries are provided in Part IV in this Annual Report on Form 10-K.

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

We maintain disclosure controls and procedures, as defined in the Exchange Act Ruling 13a-15(e) and 15d-15(e). The term “disclosure controls and procedures,” as defined in the Exchange Act Ruling, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitation, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud. Due to such inherent limitations, there can be no assurance that a system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to appropriate levels of management.

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer as of June 30, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to its management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

B.	Internal Control Over Financial Reporting

The management of CACI International Inc is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), and for its assessment of the effectiveness of internal control over financial reporting.

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

With the participation of our CEO and CFO, we performed an evaluation of the effectiveness of the internal control over financial reporting to comply with the rules on internal control over financial reporting issued pursuant to the Sarbanes-Oxley Act of 2002. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that, as of June 30, 2006, the Company’s internal control over financial reporting was effective based on those criteria. In addition, our independent registered public accounting firm evaluated the effectiveness of the Company’s internal control over financial reporting, and audited management’s assessment of the Company’s internal control over financial reporting. Management’s report on the effectiveness of internal control over financial reporting, and the independent auditors’ report on management’s assessment, are included in Part IV of this report.

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

Item 10. Officers, Directors and Executive Officers of the Registrants

Audit Committee and Financial Expert

The Board of Directors has determined that the Company has at least one member of the Company’s Audit Committee qualifies as an audit committee financial expert as that term is defined in Item 401(h) of Regulation S-K, and that at least one member of the Audit Committee, Director Richard L. Leatherwood, has accounting or related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, and that each member of the Audit Committee is financially literate within the meaning of the listing standards of the New York Stock Exchange. Mr. Leatherwood is “independent” for the purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended, and the listing standards of the New York Stock Exchange.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. That code, our Standards of Ethics and Business Conduct, can be found posted in the “Investors” section of the Company’s website at www.caci.com and a printed copy of such code will be furnished to any shareholder who requests one.

The Company intends to disclose any amendment to the Standards of Ethics and Business Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Standards of Ethics and Business Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any other executive officer of the Company, in the “Investors” section of the Company’s website at www.caci.com within four business days following the date of such amendment or waiver.

Corporate Governance Guidelines

The Company has adopted a set of corporate governance guidelines in accordance with the requirements of the Section 303A of the New York Stock Exchange Listed Company Manual. Those guidelines can be found posted on the Company’s website at http://www.caci.com and a printed copy will be furnished to any shareholder who requests a copy.

Item 11. Executive Compensation

The information required by this Item 11 is included in the text and tables under the caption “Executive Officer Compensation” in the Company’s 2006 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2006.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The information required by this Item 12 is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2006 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2006.

Item 13. Certain Relationships And Related Transactions

The information required by Item 404 of Regulation S-K concerning certain relationships and related transactions is included under the caption “Director Compensation” in our 2006 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2006.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A concerning principal accounting fees and services is included under the caption “Fees Paid to Ernst & Young” in our 2006 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2006.

PART IV

Item 15. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this Report

1.	Financial Statements

A.	Management Report on Internal Control over Financial Reporting

B.	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

C.	Report of Independent Registered Public Accounting Firm

D.	Consolidated Statements of Operations for the fiscal years ended June 30, 2006, 2005 and 2004

E.	Consolidated Balance Sheets as of June 30, 2006 and 2005

F.	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2006, 2005 and 2004

G	Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2006, 2005 and 2004

H.	Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2006, 2005 and 2004

I.	Notes to Consolidated Financial Statements

2.	Supplementary Financial Data.

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2006, 2005 and 2004

(b)	Exhibits

(3)	Articles of Incorporation and By-laws:

(3.1)	Certificate of Incorporation of the Registrant, as amended to date.

(3.2)	By-laws of the Registrant, as amended to date, is incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2000.

(4)	Instruments Defining the Rights of Security Holders:

4.1	Clause FOURTH of the Registrant’s Certificate of Incorporation, incorporated above as Exhibit 3.1.

4.2	The Rights Agreement incorporated below as Exhibit 10.6

(10)	Material Contracts:

10.1	Employment Agreement between the Registrant and Dr. J. P. London dated August 17, 1995, is incorporated by reference from Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 1995.

10.2	The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Registration Statement, as amended, on Form S-8 filed with the SEC on February 15, 2005.

10.3	The CACI $MART PLAN of the Registrant is incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the SEC on July 1, 2002.

10.4	Form of Stock Option Agreement between Registrant and certain employees is incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on September 27, 2002.

10.5	Form of Performance Accelerated Stock Option Agreement between Registrant and certain employees is incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on September 27, 2002.

10.6	The Rights Agreement dated July 11, 2003 between the Registrant and American Stock Transfer & Trust Company is represented by reference from Exhibit 4.1 of the Registrant’s Current Report Form 8-K filed with the SEC on July 11, 2003.

10.7	The 2002 Employee, Management, and Director Stock Purchase Plans of the Registrant are incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the SEC on March 28, 2003

10.8	The Credit Agreement dated May 3, 2004, between the Registrant, Bank of America, N.A. and a consortium of participating banks is incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on September 13, 2004.

10.9	First Amendment dated May 18, 2005 to the Credit Agreement dated May 3, 2004, between the Registrant, Bank of America, N.A. and a consortium of participating banks is incorporated by reference from Exhibit 99 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on May 18, 2005.

10.10	The Amended and Restated Asset Purchase Agreement dated February 16, 2006 between the Registrant, CACI, INC.-FEDERAL, CACI Acquisition, Inc., Information Systems Support, Inc., Young Yong Lee, AE Kyung Lee, Jack A. Garson, as Voting Trustee, is incorporated by reference from Exhibit 99b of the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2006.

(21.0)	Significant Subsidiaries of the Registrant

(23.1)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(99.1)	Certification of Chief Executive Officer pursuant to Regulation 303A.12(b) of the New York Stock Exchange

Report of Management on Internal Control Over Financial Reporting

September 11, 2006

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

Due to inherent limitations, internal control systems can provide only reasonable assurance with respect to financial statement preparation and presentation, and may not prevent or detect financial statement misstatements. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that existing controls may become inadequate because of changing conditions, or that the degree of compliance with existing policies and procedures may deteriorate.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2006.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included herein and has reported on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006.

/s/ Dr. J. P. London	/s/ Stephen L. Waechter
Dr. J. P. London	Stephen L. Waechter
Chairman and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

Board of Directors and Stockholders

CACI International Inc

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that CACI International Inc maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CACI International Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CACI International Inc maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CACI International Inc maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CACI International Inc as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended June 30, 2006 and our report dated September 11, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

September 11, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CACI International Inc

We have audited the accompanying consolidated balance sheets of CACI International Inc, as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CACI International Inc at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CACI International Inc’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

September 11, 2006

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Fiscal Year ended June 30,
	2006	2005	2004
Revenue	$1,755,324	$1,623,062	$1,145,785
Costs of revenue:
Direct costs	1,134,951	1,019,474	708,371
Indirect costs and selling expenses	436,656	429,434	323,291
Depreciation and amortization	33,437	32,022	19,036

Total costs of revenue	1,605,044	1,480,930	1,050,698

Income from operations	150,280	142,132	95,087
Interest expense	21,684	16,898	2,986
Interest income	(4,405)	(2,133)	(1,203)

Income before income taxes	133,001	127,367	93,304
Income taxes	48,161	47,642	35,590

Net income	$84,840	$79,725	$57,714

Basic earnings per share	$2.81	$2.69	$1.99

Diluted earnings per share	$2.72	$2.61	$1.93

Weighted-average basic shares outstanding	30,242	29,675	29,051

Weighted-average diluted shares outstanding	31,161	30,568	29,877

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$24,650	$132,965
Accounts receivable, net:
Billed	349,079	311,046
Unbilled	42,934	27,009

Total accounts receivable, net	392,013	338,055
Deferred income taxes	11,142	6,504
Prepaid expenses and other current assets	22,024	15,406

Total current assets	449,829	492,930

Goodwill	722,458	555,347
Intangible assets, net	109,726	81,259
Property and equipment, net	25,082	24,261
Supplemental retirement savings plan assets	32,137	24,805
Accounts receivable, long-term, net	10,170	10,529
Other long-term assets	18,688	17,508

Total assets	$1,368,090	$1,206,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,543	$3,641
Accounts payable	44,921	36,900
Income taxes payable	1,138	8,909
Accrued compensation and benefits	93,398	91,663
Other accrued expenses	68,365	67,631

Total current liabilities	211,365	208,744

Notes payable, long-term	364,317	342,861
Supplemental retirement savings plan obligations	32,734	25,059
Other long-term obligations	14,315	8,941

Total liabilities	622,731	585,605

Shareholders’ equity:
Common stock $.10 par value, 80,000 shares authorized, 38,403 and 37,807 shares issued and outstanding, respectively	3,840	3,781
Additional paid-in-capital	314,573	279,496
Retained earnings	442,702	357,862
Accumulated other comprehensive income	5,840	2,721
Treasury stock, at cost (7,784 and 7,813 shares, respectively)	(21,596)	(22,826)

Total shareholders’ equity	745,359	621,034

Total liabilities and shareholders’ equity	$1,368,090	$1,206,639

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended June 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$84,840	$79,725	$57,714
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	33,437	32,022	19,036
Amortization of deferred financing costs	1,421	1,344	224
Stock-based compensation expense	15,496	11,207	9,786
Deferred income tax expense (benefit)	1,140	(9,665)	(9,620)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	161	5,493	(42,491)
Prepaid expenses and other current assets	(8,487)	(1,390)	(9,728)
Accounts payable and other accrued expenses	(16,207)	(11,920)	20,565
Accrued compensation and benefits	(3,324)	8,293	26,300
Income taxes payable and receivable	(10,572)	4,366	(7,937)
Deferred rent expense	1,226	1,206	2,014
Supplemental retirement savings plan obligations and other long-term liabilities	7,956	5,875	5,824

Net cash provided by operating activities	107,087	126,556	71,687

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,521)	(8,793)	(8,703)
Cash paid for business acquisitions, net of cash acquired	(244,293)	(6,647)	(503,331)
Purchase of marketable securities	—	—	(62)
Proceeds from sale of marketable securities	—	515	15,352
Other long-term assets	(5,279)	(1,634)	73

Net cash used in investing activities	(259,093)	(16,559)	(496,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under credit facilities	25,000	—	422,575
Principal payments made under long-term debt obligations	(3,641)	(65,729)	(11,250)
Payment of financing costs	—	—	(8,221)
Proceeds from employee stock purchase plans	7,158	7,261	3,495
Proceeds from exercise of stock options	10,422	16,351	6,967
Repurchases of common stock	(7,512)	(8,362)	(4,883)
Incremental tax benefit from stock compensation	11,883	10,490	4,128

Net cash provided by (used in) financing activities	43,310	(39,989)	412,811

Effect of exchange rate changes on cash and cash equivalents	381	(72)	1,467

Net (decrease) increase in cash and cash equivalents	(108,315)	69,936	(10,706)
Cash and cash equivalents, beginning of year	132,965	63,029	73,735

Cash and cash equivalents, end of year	$24,650	$132,965	$63,029

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$47,403	$43,438	$48,101

Cash paid for interest	$18,866	$16,674	$289

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Common stock		Capital in excess of par	Retained earnings	Accumulated other Comprehensive Income	Treasury stock		Total shareholders’ equity
	Shares	Amount				Shares	Amount
BALANCE, June 30, 2003	36,509	$3,651	$223,866	$220,423	$388	7,774	$(21,122)	$427,206
Net income	—	—	—	57,714	—	—	—	57,714
Exercise of stock options	447	45	10,938	—	—	—	—	10,983
Currency translation adjustment	—	—	—	—	3,272	—	—	3,272
Stock-based compensation expense	—	—	9,786	—	—			9,786
Repurchase of common stock	—	—	—	—	—	110	(4,883)	(4,883)
Treasury stock issued under stock purchase plans	—	—	(721)	—	—	(69)	3,133	2,412

BALANCE, June 30, 2004	36,956	3,696	243,869	278,137	3,660	7,815	(22,872)	506,490
Net income	—	—	—	79,725	—	—	—	79,725
Stock-based compensation expense	—	—	11,207	—	—	—	—	11,207
Exercise of stock options	851	85	26,528	—	—	—	—	26,613
Currency translation adjustment	—	—	—	—	(749)	—	—	(749)
Change in fair value of interest rate swap agreements	—	—	—	—	(190)	—	—	(190)
Repurchase of common stock	—	—	—	—	—	158	(8,362)	(8,362)
Treasury stock issued under stock purchase plans	—	—	(2,108)	—	—	(160)	8,408	6,300

BALANCE, June 30, 2005	37,807	3,781	279,496	357,862	2,721	7,813	(22,826)	621,034
Net income	—	—	—	84,840	—	—	—	84,840
Stock-based compensation expense	—	—	15,496	—	—	—	—	15,496
Exercise of stock options and vesting of restricted stock	596	59	21,044	—	—	—	—	21,103
Currency translation adjustment	—	—	—	—	1,458	—	—	1,458
Change in fair value of interest rate swap agreements	—	—	—	—	1,661	—	—	1,661
Repurchase of common stock	—	—	—	—	—	121	(7,512)	(7,512)
Treasury stock issued under stock purchase plans	—	—	(1,463)	—	—	(150)	8,742	7,279

BALANCE, June 30, 2006	38,403	$3,840	$314,573	$442,702	$5,840	7,784	$(21,596)	$745,359

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Fiscal Year ended June 30,
	2006	2005	2004
Net income	$84,840	$79,725	$57,714
Change in foreign currency translation adjustment	1,458	(749)	3,272
Change in fair value of interest rate swap agreements	1,661	(190)	—

Comprehensive income	$87,959	$78,786	$60,986

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

NOTE 2. BUSINESS SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide information technology and communications solutions through four major service offerings: systems integration, managed network services, knowledge management and engineering services. Its customers are primarily U.S. federal agencies. The Company does not measure revenue or profit by its major service offerings, either for internal management or external financial reporting purposes, as it would be impractical to do so. In many cases more than one offering is provided under a single contract, to a single customer, or by a single employee or group of employees, and segregating the costs of the service offerings in situations for which it is not required would be difficult and costly.

The Company also serves agencies of foreign governments, various state and local governments, and customers in the commercial sector. The Company places employees in locations around the world in support of all clients.

International operations offer services to both commercial and government customers primarily through the Company’s systems integration line of business. The Company evaluates the performance of its operating segments based on income before income taxes. Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Domestic Operations	International Operations	Total
Year Ended June 30, 2006
Revenue from external customers	$1,692,533	$62,791	$1,755,324
Interest expense	21,671	13	21,684
Interest income	(3,859)	(546)	(4,405)
Income tax expense	46,329	1,832	48,161
Income before income taxes	127,194	5,807	133,001
Goodwill	707,673	14,785	722,458
Total long-term assets	895,256	23,004	918,260
Total assets	1,297,794	70,296	1,368,090
Capital expenditures	8,799	722	9,521
Depreciation and amortization	31,828	1,609	33,437

Year Ended June 30, 2005
Revenue from external customers	$1,567,249	$55,813	$1,623,062
Interest expense	16,894	4	16,898
Interest income	(1,376)	(757)	(2,133)
Income tax expense	46,424	1,218	47,642
Income before income taxes	123,513	3,854	127,367
Goodwill	549,321	6,026	555,347
Total long-term assets	701,200	12,509	713,709
Total assets	1,151,566	55,073	1,206,639
Capital expenditures	7,966	827	8,793
Depreciation and amortization	30,747	1,275	32,022

Year Ended June 30, 2004
Revenue from external customers	$1,099,454	$46,331	$1,145,785
Interest expense	2,858	128	2,986
Interest income	(560)	(643)	(1,203)
Income tax expense	34,651	939	35,590
Income before income taxes	90,340	2,964	93,304
Goodwill	548,880	2,971	551,851
Total long-term assets	715,142	6,706	721,848
Total assets	1,103,830	50,474	1,154,304
Capital expenditures	7,806	897	8,703
Depreciation and amortization	17,790	1,246	19,036

Customer Information

The Company earned approximately 94 percent of its revenue from various agencies and departments of the U.S. Government for each of the years ended June 30, 2006, 2005 and 2004, respectively. For each of these three years, no single customer provided more than 10 percent of the Company’s total revenue. Revenue by customer sector was as follows:

	Year Ended June 30,
	2006	%	2005	%	2004	%
Department of Defense	$1,282,582	73.1%	$1,179,259	72.7%	$771,920	67.4%
Federal civilian	374,502	21.3%	350,886	21.6%	301,706	26.3%
Commercial	73,644	4.2%	68,140	4.2%	55,706	4.9%
State and local	24,596	1.4%	24,777	1.5%	16,453	1.4%

Total revenue	$1,755,324	100.0%	$1,623,062	100.0%	$1,145,785	100.0%

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Revenue is attributed to geographic areas based on the location of the reportable segments’ management and is disclosed above. The international operations amounts consist primarily of product and systems integration sales in the United Kingdom. Financial information relating to the Company’s operations by geographic area is as follows:

	Year Ended June 30
	2006	2005	2004
Revenue
Domestic	$1,692,533	$1,567,249	$1,099,454
International	62,791	55,813	46,331

Total revenue	$1,755,324	$1,623,062	$1,145,785

Net Assets
Domestic	$698,145	$578,456	$466,848
International	47,214	42,578	39,642

Total net assets	$745,359	$621,034	$506,490

NOTE 3. ACQUISITIONS

Year Ended June 30, 2006

During the year ended June 30, 2006, the Company completed acquisitions of five businesses, three in the U.S., and two in the U.K. The acquisitions completed in the U.S. include:

•	Effective October 15, 2005, 100 percent of the common stock of National Security Research, Inc. (NSR), a company providing strategic consulting services in the areas of national security policies, homeland security initiatives, missile defense systems, and command and control initiatives of the Department of Defense. NSR customers include various agencies of the Departments of Defense and Homeland Security, and major aerospace and defense companies;

•	Effective March 1, 2006, substantially all of the assets of Information Systems Support, Inc. (ISS), a provider of information technology, communications and logistics services to the U.S. Army, Navy, Air Force, the Social Security Administration, the General Services Administration, and the Departments of Justice and Transportation; and

•	Effective May 1, 2006, 100 percent of the outstanding stock of AlphaInsight, Inc. (AI), an information technology company that provides primarily software and systems engineering, network engineering and management, and information assurance and security assurance to various federal agencies including the Departments of State, Justice, and Homeland Security.

Acquisitions completed in the U.K. include:

•	Effective October 1, 2005, 100 percent of the outstanding stock of Tech Computer Office Limited (TCO), a company selling proprietary resource management software to agencies of the U.K. government, and related specialized software systems to architects and engineers; and

•	Effective May 31, 2006, 100 percent of the outstanding common stock of Sophron Partners Limited (Sophron), a consulting company specializing in strategic sales, customer contact planning, call center analysis, marketing database design, and marketing campaign management services.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total consideration paid for the five businesses during the year was $256,963, including transaction costs. The acquisition of ISS was the largest of the five businesses acquired, representing $145,811 of the total consideration paid during the year ended June 30, 2006. Excluding the purchase of AI, the Company funded the acquisitions with available cash balances. The purchase of ISS was funded with available cash and $25,000 of borrowings under a revolving credit facility (Note 14).

In addition to the consideration paid as of June 30, 2006, the Company may be required to pay up to an additional approximately $10,400 for AI based on revenue earned on contracts that fall under the small business and 8(A) sections of federal contract regulations. This additional contingent consideration will be paid in April 2007 and April 2008 if the revenue targets for this work are achieved. Any additional consideration paid will be recorded as an increase to goodwill.

For the acquisition of ISS, the Company may be required to pay additional consideration, or receive a refund of consideration, based on the final agreed-upon net worth of the tangible assets acquired, as defined. The Company and sellers are currently working to finalize the net worth computation. Management believes that any additional consideration that may be due, or consideration that may be returned, under the agreement to purchase ISS assets will not have a material effect on the Company’s financial position or its cash flows.

Also, the Company is scheduled to make additional payments of up to $7,789 for the two acquisitions in the U.K. The payments, which are subject to financial goals and warranty claims, will be made on an installment basis over a two-year period for the acquisition of TCO, and over a three-year period for the acquisition of Sophron.

The Company has recognized fair values of the assets acquired and liabilities assumed, and has allocated a portion of the total consideration paid to identifiable intangible assets and goodwill, as follows:

Accounts receivable	$51,578
Prepaid expenses and property and equipment	4,415
Contract backlog and customer relationships value	48,262
Goodwill	167,121
Non-compete agreements	820
Other assets	14,661
Accounts payable	(14,464)
Accrued compensation and other expenses	(10,876)
Other liabilities	(4,554)

$256,963

The fair values reported above represent management’s estimates of the fair values as of the acquisition dates for each purchase completed during the year ended June 30, 2006, and are based on initial analysis of supporting information. The Company, with assistance from an independent valuation specialist, is in the process of completing its detailed valuation of the assets acquired and liabilities assumed. The final results of the valuations may differ from management’s estimate currently recorded, and the balances will be adjusted to reflect final results. Management, however, does not expect that any such adjustments will have a material effect on the Company’s financial position or results of operations.

The Company is amortizing substantially all of the identifiable intangible assets over weighted-average periods ranging from six to nine years.

During the year ended June 30, 2006, these five businesses generated $76,761 of revenue from the dates of acquisition through the Company’s fiscal year end.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended June 30, 2005

In August 2004, the Company acquired all of the outstanding capital stock of IMAJ Consulting Limited (IMAJ), a U.K. based company that provides classical statistics and advanced intelligent system consulting services for various analytical projects. The purchase consideration was $3,700, and based on the fair values of the net liabilities assumed, and $934 of value assigned to identifiable intangible assets, the Company recognized $2,966 of goodwill.

Year Ended June 30, 2004

During the year ended June 30, 2004, the Company acquired four businesses for the aggregate purchase consideration of $484,472, including transaction costs. The largest of these acquisitions was that of the Defense and Intelligence Group (D&IG) of American Management Systems, Inc., purchased on May 1, 2004 for $419,849, including $5,949 of transaction costs. The Company financed the acquisition of the D&IG with proceeds received under a $550,000 credit facility (Note 14).

The other businesses acquired during the year ended June 30, 2004, include CMS Information Systems, Inc., MTL Systems, Inc., and C-CUBED Corporation. These companies provided a variety of information technology services to the federal government including development and management of enterprise network solutions, providing systems engineering, imaging development, algorithm modeling and simulation and software design services, and supporting C4ISR (Command, Control, Communications, Computers, Intelligence Surveillance and Reconnaissance) initiatives for the Department of Defense. During the year ended June 30, 2004, these businesses generated aggregate revenue of $91,621 from the dates of acquisition through the Company’s fiscal year-end.

The allocations of the total purchase consideration for these four acquisitions were finalized during the year ended June 30, 2005, and are summarized as follows:

Tangible assets, net	$48,002
Identifiable intangible assets including contract backlog	71,140
Goodwill	365,030

Total	$484,172

The allocations of the total purchase consideration to net tangible assets, identifiable intangible assets, and goodwill reflect adjustments made during the year ended June 30, 2005, based on final analyses of the fair value of assets acquired and liabilities assumed performed during the year following the dates of acquisition. Adjustments made during this period to the initial allocation of the purchase consideration as reported in the Company’s financial statements as of June 30, 2004, reduced the balance of goodwill acquired with the purchase of the D&IG and previously reported as of June 30, 2004, by $2,387.

Also, during the year ended June 30, 2006, the Company reached, via arbitration, a resolution involving the net worth of the D&IG that could have required the Company to pay, or caused it to received, additional consideration of up to $10,000. The arbitrator provided its final ruling in November 2005 and concluded that no additional consideration should be exchanged between the two parties.

Pro Forma Information (unaudited)

The following unaudited pro forma combined condensed statement of operations information sets forth the consolidated revenue, net income and diluted earnings per share of the Company for the years ended June 30, 2006 and 2005. The information for the year ended June 30, 2006, has been compiled as if each of the

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisitions completed during the year ended June 30, 2006, had occurred as of July 1, 2005, and that information for the year ended June 30, 2005, has been compiled as if each of the acquisitions completed during the two-year period ended June 30, 2006, had occurred as of July 1, 2004. This unaudited pro forma information does not purport to be indicative of the actual results that would have occurred if these acquisitions had actually been completed at the start of the fiscal years as indicated:

	Year Ended June 30,
	2006	2005
Revenue	$1,948,215	$1,882,992
Net income	90,106	86,380
Diluted earnings per share	2.89	2.83

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company generates its revenue from three different types of contractual arrangements: cost-plus-fee contracts, time-and-materials contracts, and fixed price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus an estimate of the applicable fees earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion of the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, and that are subject to the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance. For such cost-plus-fee contracts subject to the provisions of U.S. Securities & Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), the Company recognizes the relevant portion of the fee upon customer approval. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered for services provided, to the extent of material cost for products delivered to customer, and to the extent expenses incurred on behalf of the customers. Shipping and handling fees charged to the customers are recognized as revenue at the time products are delivered to the customers.

The Company has four basic categories of fixed price contracts; fixed unit price; fixed price-level of effort; fixed price-completion; and fixed price-license. Revenue on fixed unit price contracts, where specified units of output under service arrangements are delivered, is recognized as units are delivered based on the specified price per unit. Revenue on fixed unit price maintenance contracts is recognized ratably over the length of the service period. Revenue for fixed-price level of effort contracts is recognized based upon the number of units of labor actually delivered multiplied by the agreed rate for each unit of labor.

A significant portion of the Company’s fixed price-completion contracts involve the design and development of complex, client systems. For these contracts that are within the scope of SOP 81-1, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs. For fixed-price completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized ratably over the service period. The Company’s fixed-price license agreements and related services contracts are primarily executed in its international operations. As the agreements to deliver software require significant production, modification or customization of software, revenue is recognized using the contract accounting guidance of SOP 81-1. For agreements to deliver data under license and related services, revenue is recognized as the data is delivered and services are performed. Except for losses on time-and-material contracts accounted for under SAB 104, provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined. Projected losses on time-and-material contracts accounted for under SAB 104 are recognized as the services and materials are provided.

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

From time to time, we may proceed with work based on client direction prior to the completion and signing of formal contract documents. We have a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. We base our estimates on previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract or program.

The Company’s U.S. Government contracts (approximately 94 percent of total revenue in 2006) are subject to subsequent government audit of direct and indirect costs. Incurred cost audits have been completed through June 30, 2002. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.

Costs of Revenue

Costs of revenue include all direct contract costs as well as indirect overhead costs and selling, general and administrative expenses that are allowable and allocable to contracts under federal procurement standards. Costs of revenue also include costs and expenses that are unallowable under applicable procurement standards, and are not allocable to contracts for billing purposes. Such costs and expenses do not directly generate revenues, but are necessary for business operations.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or fewer on their trade date to be cash equivalents. The Company classifies investments with an original maturity of more than three months, but less than twelve months on their trade date as short-term marketable securities.

Investments in Marketable Securities

From time to time the Company invests in marketable securities that are classified as available-for-sale using the accounting guidance in Financial Accounting Standards Boards (FASB) Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), and are reported at fair value. Unrealized gains and losses as a result of changes in the fair value of the available-for-sale investments are recorded as a separate component within accumulated other comprehensive income in the accompanying consolidated balance sheets. If these securities were instead determined to be trading securities, any unrealized gains or losses would be reported in the consolidated statement of operations and would impact net earnings.

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

FAS 142 requires that goodwill be tested for impairment at the reporting unit level at least annually, utilizing a two-step methodology. The initial step requires the Company to assess whether indications of impairment exist. If indications of impairment are determined to exist, the second step of measuring impairment is performed, wherein the fair value of the relevant reporting unit is compared to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is impaired.

The Company performs its annual testing for impairment of goodwill and other intangible assets as of June 30 of each year. Based on testing performed as of June 30, 2006, there were no indications of impairment.

Long-Lived Assets (Excluding Goodwill)

The Company follows the provisions of FAS 144 in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. FAS 144 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes that the carrying values of its long-lived assets as of June 30, 2006 and 2005 are fully realizable.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of equipment and furniture has been provided over the estimated useful life of the respective assets (ranging from three to seven years) using the straight-line

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method. The Company’s building is being depreciated over a 20-year period on a straight-line basis. Leasehold improvements are generally amortized using the straight-line method over the remaining lease term or the useful life of the improvements, whichever is shorter. Repairs and maintenance costs are expensed as incurred.

External Software Development Costs

Costs incurred in creating a software product to be sold or licensed for external use are charged to expense when incurred as indirect costs and selling expenses until technological feasibility has been established for the software. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working software version. Thereafter, all such software development costs are capitalized and subsequently reported at the lower of unamortized cost or estimated net realizable value. Capitalized costs are amortized on a straight-line basis over the remaining estimated economic life of the product.

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

Supplemental Retirement Savings Plan

The Company maintains a non-qualified deferred contribution supplemental retirement savings plan for certain key employees whereby participants may elect to defer and contribute a portion of their compensation, as permitted by the plan. The non-qualified plan is accounted for in accordance with the FASB’s Emerging Issue Task Force (EITF) Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Accounts are Held in a Rabbi Trust and Invested (EITF 97-14), and the underlying assets are held in a rabbi trust with investments directed by the respective employee.

A rabbi trust is a grantor trust established to fund compensation for a select group of management. The assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. The assets held by the rabbi trusts, which are classified as trading securities, are recorded at fair value in the consolidated financial statements as supplemental retirement savings plan assets, with a corresponding amount recorded as supplemental retirement savings plan obligations.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings Per Share

Basic and diluted earnings per share are presented in conformity with SFAS No. 128, Earnings Per Share (FAS 128), and SEC Staff Accounting Bulletin No. 98, Earnings Per Share (SAB 98). Basic earnings per share is computed using the sum of the weighted-average number of outstanding shares of common stock shares issued during the period and shares recognized during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share is computed in a manner similar to that used for basic earnings per share after giving effect to the dilutive effects of the exercise of stock options and the vesting of restricted stock units. Information about the weighted-average number of basic and diluted shares is presented in Note 21.

Derivative Instrument and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), as amended. Derivatives are recognized as either assets or liabilities in the consolidated balance sheet, and gains and losses are recognized based on changes in the fair values. Gains and losses on derivatives designated as a hedge, or deemed to be an effective hedge, are deferred in accumulated other comprehensive income in the accompanying consolidated balance sheets, and then recognized upon contract completion. Gains and losses on derivatives that are not designated as a hedge, or that are not intended to be an effective hedge, are recognized upon the changes in fair values and are recorded in the accompanying consolidated statements of operations. The classification of gains and losses resulting from the changes in fair values is dependent on the intended use of the derivative and its resulting designation. The Company uses the change in variable cash flow method to measure the effectiveness of its hedges.

From time to time the Company will enter interest rate swap agreements to manage exposure to fluctuations in rates on its variable rate debt. These agreements effectively allow the Company to exchange variable rate debt

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for fixed rate debt. The Company enters such derivative instrument agreements only to hedge cash flows. The Company does not hold or issue such financial instruments for trading purposes, nor is it a party to leveraged derivatives. As of June 30, 2006, the Company was party to two interest rate swap agreements (Note 14).

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.

The fair value of the Company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The fair value of the long-term debt approximates its carrying value at June 30, 2006. The fair value of the Company’s interest rate swaps as of June 30, 2006 was based on current market pricing models (Note 14).

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk include accounts receivable and cash equivalents. Management believes that credit risk related to the Company’s accounts receivable is limited due to a large number of customers in differing segments and agencies of the U.S. Government. Accounts receivable credit risk is also limited due to the creditworthiness of the U.S. Government. Management believes the credit risk associated with the Company’s cash equivalents is limited due to the credit worthiness of the obligors of the investments underlying the cash equivalents.

Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, and gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income, net of tax, consisted of foreign currency translation adjustments and the changes in the fair value of interest rate swap agreements.

As of June 30, 2006 the accumulated other comprehensive income, net of income tax effects, related to the foreign currency translation adjustment was $4,369, and that related to the fair value of the interest rate swaps was $1,471.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. The significant management estimates include estimated costs to complete fixed-price contracts, estimated award fees for contracts accounted for under SOP 81-1, amortization period for long-lived intangible assets, recoverability of long-lived assets, reserves for accounts receivable, fair values of options granted and loss contingencies. Actual results could differ from these estimates.

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

NOTE 5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Stock Based Compensation

Effective July 1, 2005, the Company adopted SFAS No. 123R, Share Based Payment (FAS 123R), using the modified retrospective application transition method. Prior to July 1, 2005, the Company had accounted for stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as amended by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. The Company also followed the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation (FAS 123), for periods prior to July 1, 2005.

Under the modified retrospective application method, the Company has restated its consolidated statements of operations, comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005, and its consolidated balance sheets as of June 30, 2005 and 2004. Restatements of selected footnote disclosures in the consolidated financial statements included with the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2005, have also been made. On June 6, 2006, the Company filed these restated consolidated financial statements, as a Current Report on Form 8-K, with the Securities and Exchange Commission.

Under the modified retrospective application transition method, the Company calculated the cumulative impact of stock-based compensation expense as though it had adopted the provisions of FAS 123 effective July 1, 1995. The impact of stock-based compensation expense on earnings, comprehensive income, deferred income taxes, additional paid-in-capital, and cash flows for all equity grants made since this date have been calculated. The accompanying consolidated statements of operations, comprehensive income, and cash flows for the years ended June 30, 2005 and 2004, and the accompanying consolidated balance sheet as of June 30, 2005, reflect the retroactive adoption of FAS 123R. The impact on statements of operations and cash flows as previously reported for these two years is as follows:

	Amounts Reported for the Year Ended June 30, 2005
	As Previously Reported	Effect of Retrospective Application of FAS 123R	As Restated
Consolidated Statement of Operations:
Indirect costs and selling expenses	$420,502	$8,932	$429,434

Income from operations	151,064	(8,932)	142,132

Income before income taxes	136,299	(8,932)	127,367
Income taxes	50,983	(3,341)	47,642

Net income	$85,316	$(5,591)	$79,725

Earnings per share:
Basic	$2.88	$(0.19)	$2.69

Diluted	$2.79	$(0.18)	$2.61

Consolidated Statement of Cash Flows:
Cash flows provided by operations	$137,046	$(10,490)	$126,556

Cash flows used in financing activities	$(50,479)	$10,490	$(39,989)

Consolidated Statement of Comprehensive Income:
Comprehensive income	$84,377	$(5,591)	$78,786

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amounts Reported for the Year Ended June 30, 2004
	As Previously Reported	Effect of Retrospective Application of FAS 123R	As Restated
Consolidated Statement of Operations:
Indirect costs and selling expenses	$313,664	$9,627	$323,291

Income from operations	104,714	(9,627)	95,087

Income before income taxes	102,931	(9,627)	93,304
Income taxes	39,262	(3,672)	35,590

Net income	$63,669	$(5,955)	$57,714

Earnings per share:
Basic	$2.19	$(0.20)	$1.99

Diluted	$2.13	$(0.20)	$1.93

Consolidated Statement of Cash Flows:
Cash flows provided by operations	$75,815	$(4,128)	$71,687

Cash flows used in financing activities	$408,683	$4,128	$412,811

Consolidated Statement of Comprehensive Income:
Comprehensive income	$66,941	$(5,955)	$60,986

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

With the adoption of FAS 123R, the Company has also changed the time over which expense is recognized for certain stock awards. During the year-ended June 30, 2004, the Company began to include a provision in restricted stock units (RSU) grants that provided for accelerated vesting upon retirement at or after age 65. The Company extended this accelerated vesting condition to grants of non-qualified stock options beginning July 1, 2004.

In conjunction with its adoption of FAS 123R, the Company began recognizing the expense associated with RSUs and non-qualified stock options granted to employees that have reached, or are close to reaching, age 65, in accordance with Issue No. 19 of the FASB’s Emerging Issues Task Force (EITF) Bulletin No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, (EITF 00-23, Issue 19). EITF 00-23, Issue 19 requires that the value of equity instruments awarded to employees that are eligible for retirement, and that contain terms which provide for immediate vesting upon retirement, be recognized in full upon grant. Issue 19 of EITF 00-23 also requires that the value of such equity instruments

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted to employees nearing retirement age be recognized ratably over the period from the date of grant, to the date the grantee is eligible for retirement. Immediate recognition of expense (the non-substantive vesting method) is required under Issue 19 of EITF 00-23 even when the grantee has, or plans to, remain an employee of the Company beyond the eligible retirement age.

The Company did not apply the non-substantive vesting method in recognizing compensation expense pertaining to RSUs in its consolidated financial statements for the years ended June 30, 2005 and 2004. In accordance with FAS 123R, the Company maintained its application methods in these periods when the modified retrospective restatement was completed. Furthermore, the Company did not apply the provisions of Issue 19 of EITF 00-23 when disclosing, in the footnotes to its consolidated financial statements under the provisions of FAS 123, the pro-forma effect of stock-based compensation expense pertaining to stock options granted to those age 65 or older. The provisions of Issue 19 of EITF 00-23 had no effect on the consolidated statement of operations for the year ended June 30, 2004, as the vesting of RSUs granted during the year ended June 30, 2004 did not qualify for accelerated vesting under the retirement terms of the grants.

Had the Company applied the provisions of Issue 19 of EITF 00-23 to its stock compensation expense for the year ended June 30, 2005, its net income and basic and diluted earnings per share would have been affected as follows (unaudited):

	Amounts as Restated for Retroactive Application of FAS 123R	Effect of Retirement Vesting Provisions on Stock-Based Compensation Expense	Amounts Adjusted to Reflect Retirement Vesting Provisions
Year Ended June 30, 2005:
Net income	$79,725	$(1,366)	$78,359
Weighted-average earnings per share:
Basic	$2.69	$(0.05)	$2.64
Diluted	$2.61	$(0.04)	$2.57

Other Accounting Pronouncements

In June 2005, the EITF issued Bulletin No. 05-6, Determining the Amortization Period of Leasehold Improvements (EITF 05-6). EITF 05-6 requires that leasehold improvements acquired in a business combination be amortized over the lesser of the useful life of the asset, or a term that includes renewals that are reasonably assumed at the date of acquisition. This standard also requires that leasehold improvements purchased significantly after the beginning of the lease term, but not contemplated at the beginning of the lease term, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assumed at the date the leasehold improvements are purchased. The Company has adopted EITF 05-6, and determined that its provisions did not have a material impact on the Company’s results of operations or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective July 1, 2007 for CACI. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial statements.

In March 2006, the FASB issued a proposed SFAS, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). The proposed

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

standard would require companies to recognize in their balance sheets any under or over-funded status of defined benefit postretirement plans, and would apply to the Company’s financial statements for the year ended June 30, 2007.

Upon issuance, the new standard, in its current form, will apply to the post-retirement medical benefits offered to certain current and former executives, and to the supplemental retirement plan covering the president of the Company’s U.S. operations. Management does not expect the impact of the proposed standard to have a material effect the Company’s results of operations or its financial position.

In June 2006, the EITF reached a consensus on EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF 06-3). The Task Force reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this issue. The Task Force also concluded that once the new standard is effective, a company should disclose the amount of such taxes for periods in which these taxes included in gross revenues are considered material.

The Company collects and remits sales taxes on equipment that it purchases and sells under its contracts with customers, and reports such amounts under the gross method as revenue, and as other direct costs, in its consolidated statement of operations. Company personnel are currently evaluating the amount of sales taxes collected and remitted in recent years to determine if disclosure of such amounts will be required. EITF 06-3 is effective for the three-month period beginning January 1, 2007.

NOTE 6. CASH AND CASH EQUIVALENTS

Cash and cash equivalents at June 30, 2006 and 2005, consisted of the following:

	Cash and Cash Equivalents
	2006	2005
Money market funds	$17,675	$120,426
Cash	6,975	12,539

Total cash and cash equivalents	$24,650	$132,965

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. ACCOUNTS RECEIVABLE

Total accounts receivable are net of allowance for doubtful accounts of approximately $4,607 and $4,168 at June 30, 2006 and 2005, respectively, and consisted of the following:

	2006	2005
Billed receivables:
Billed receivables	$300,903	$265,781
Billable receivables at end of period	48,176	45,265

Total billed receivables	349,079	311,046

Unbilled receivables:
Unbilled pending receipt of contractual documents authorizing billing	42,934	27,009
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	10,170	10,529

Total unbilled receivables	53,104	37,538

Total accounts receivable	$402,183	$348,584

NOTE 8. GOODWILL

For the year ended June 30, 2006, goodwill increased by $167,111 primarily as a result of the acquisitions of five companies (Note 3). Several of the acquisitions completed by the Company are structured in a manner whereby goodwill is deductible for income tax purposes. Of the Company’s $722,458 of goodwill as of June 30, 2006, $538,768 is deductible for income tax purposes.

NOTE 9. INTANGIBLE ASSETS

Intangible assets related to customer contracts and programs acquired are as follows:

	June 30,
	2006	2005
Customer contracts and related customer relationships	$160,049	$111,787
Covenants not to compete	1,682	862
Other	746	742

Intangible assets	162,477	113,391
Less accumulated amortization	(52,751)	(32,132)

Total intangible assets, net	$109,726	$81,259

Intangible assets are being amortized over periods ranging from 12 to 120 months based on their estimated useful lives. The weighted-average period of amortization for the customer contract and related customer relationship intangible asset as of June 30, 2006, is 7.3 years. The weighted-average period of amortization for all intangible assets as of June 30, 2006, is 7.2 years, and the weighted-average remaining period of amortization is 5.4 years. The intangible assets resulting from the current year acquisitions as well as those purchased with other recent acquisitions are amortized on an accelerated basis. Amortization expense for the years ended June 30, 2006, 2005 and 2004 was $20,629, $19,306, and $8,158, respectively, and $51,337 and $31,075 of the accumulated amortization at June 30, 2006 and 2005, respectively, pertain to the customer contract and related

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer relationships value. Expected amortization expense of customer contract value and the value of related customer relationships for each of the fiscal years through June 30, 2011, and for periods thereafter, is as follows:

Amount
Year ended June 30, 2007	$27,894
Year ended June 30, 2008	23,948
Year ended June 30, 2009	21,610
Year ended June 30, 2010	18,792
Year ended June 30, 2011	12,543
Thereafter	4,939

Total intangible assets, net	$109,726

NOTE 10. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,
	2006	2005
Equipment and furniture	$51,863	$52,578
Leasehold improvements	23,694	19,374
Building and land	479	479

Property and equipment, at cost	76,036	72,431
Less accumulated depreciation and amortization	(50,954)	(48,170)

Total property and equipment, net	$25,082	$24,261

Depreciation expense, including amortization of leasehold improvements and assets capitalized under capital lease agreements, was approximately $10,702 and $10,367 for the years ended June 30, 2006 and 2005, respectively.

NOTE 11. CAPITALIZED EXTERNAL SOFTWARE DEVELOPMENT COSTS

A summary of changes in external capitalized software development costs, including costs capitalized and amortized during each of the years in the three-year period ended June 30, 2006, is as follows:

	Year Ended June 30,
	2006	2005	2004
Capitalized software development costs, beginning of year	$4,261	$4,911	$1,914
Capitalized development costs	6,141	1,699	—
Acquired development costs	—	—	4,946
Amortization	(2,106)	(2,349)	(1,949)

Capitalized software development costs, end of year	$8,296	$4,261	$4,911

The costs of $6,141 capitalized during the year ended June 30, 2006 pertains to development upgrades to proprietary software. The $4,946 of development costs acquired during the year ended June 30, 2004, pertains to software acquired in connection with the Company’s May 2004 purchase of the D&IG.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following:

	June 30,
	2006	2005
Accrued salaries and withholdings	$48,613	$51,648
Accrued leave	35,845	30,990
Accrued fringe benefits	8,940	9,025

Total accrued compensation and benefits	$93,398	$91,663

NOTE 13. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following:

	June 30,
	2006	2005
Contract loss reserves	$3,992	$13,384
Vendor obligations	40,617	32,051
Deferred revenue	15,537	12,031
Accrued sales and property taxes	3,239	3,982
Accrued interest	1,386	1,155
Other	3,594	5,028

Total other accrued expenses	$68,365	$67,631

As of June 30, 2005, the contract loss reserves represent the costs required to fulfill obligations under two fixed-price software development contracts acquired as part of the acquisition of the D&IG (Note 3). As of June 30, 2006, the Company had fulfilled its obligations on one of the contracts, and expects to fulfill its obligations on the other, estimated to cost a net $3,992, by December 31, 2006.

NOTE 14. LONG TERM DEBT

Long term debt consisted of the following:

	June 30,
	2006	2005
Bank credit facilities:
Revolving credit loans	$25,000	$—
Term loans	342,125	345,625
Mortgage note payable	735	777
Covenant not-to-compete note payable	—	100

Total long-term debt	$367,860	$346,502
Less current portion	(3,543)	(3,641)

Long-term debt, net of current portion	$364,317	$342,861

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revolving facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200,000, with an expiration date of May 2, 2009, and annual sub-limits on amounts borrowed for acquisitions. The revolving credit facility contains an accordion feature under which the facility may be expanded to $300,000 with prior lender approvals. The revolving facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the revolving facility, based on its leverage ratio, as defined. Any outstanding balances under the revolving credit facility are due in full May 2, 2009.

The term loan is a seven year secured facility under which principal payments are due in quarterly installments of $875 at the end of each fiscal quarter through March 2011, and the balance of $325,500 is due in full on May 2, 2011.

Borrowings under both the revolving facility and the term loan bear interest at rates based on LIBOR, or the higher of the prime rate or federal funds rate plus 0.5 percent, as elected by the Company, plus applicable margins based on the leverage ratio as determined quarterly. To date, the Company has elected to apply LIBOR to outstanding borrowings. As of June 30, 2006, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the 2004 Credit Facility was 5.68 percent.

The 2004 Credit Facility contains financial covenants that stipulate minimum amount of net worth, a minimum fixed-charge coverage ratio, and a maximum leverage ratio. Substantially all of the Company’s assets serve as collateral under the 2004 Credit Facility. As of June 30, 2006, the Company was in compliance with the financial covenants of the 2004 Credit Facility.

The Company capitalized $8,234 of debt issuance costs in May 2004 associated with the origination of the 2004 Credit Facility. The Company capitalized an additional $450 of financing costs to amend the 2004 Credit Facility in May 2005 by re-pricing downward the margins that are applied to the interest rate options. Other key terms of the 2004 Credit Facility were not changed. All debt financing costs are being amortized from the date incurred to the expiration date of the term loan. The unamortized balance of $5,687 at June 30, 2006 is included in other current and long-term assets.

Long-term debt as of June 30, 2006 also includes $735 due under a mortgage note payable agreement. The Company assumed obligations of the mortgage as part of its acquisition of MTL Systems, Inc. in January 2004. Outstanding balances under the mortgage note payable bear interest at 5.88 percent, and are secured by an interest in real property located in Dayton, Ohio.

The aggregate maturities of long-term debt at June 30, 2006 are as follows:

Year ending June 30,
2007	$3,543
2008	3,546
2009	3,549
2010	3,552
2011	3,555
Thereafter	350,115

Total long-term debt	$367,860

As a condition of its 2004 Credit Facility, in May 2005 the Company entered into two forward interest rate swap agreements under which it exchanges floating-rate interest payments for fixed-rate interest payments. The

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements cover a combined notional amount of debt totaling $98,000, provide for swap payments over a two-year period beginning in March 2006, and are settled on a quarterly basis. The weighted-average fixed interest rate provided by the agreements is 4.22 percent.

The Company accounts for its interest rate swap agreements under the provisions of FAS 133, and has determined that the two swap agreements qualify as effective hedges. Accordingly, the fair value of the interest rate swap agreements at June 30, 2006 of $2,373, net of income tax of $902, is reported in other current assets, and the change in fair value of $2,679, net of the income tax expense, is reported as other comprehensive income in the accompanying consolidated balance sheet. These amounts will be reclassified into interest expense as a yield adjustment in the period during which the related floating-rate interest is incurred.

NOTE 15. LEASES

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire primarily over the next nine years. Future minimum lease payments due under non-cancelable leases as of June 30, 2006, are as follows:

Year ended June 30:
2007	$33,171
2008	28,001
2009	26,012
2010	19,837
2011	13,995
Thereafter	47,645

Total minimum lease payments	$168,661

The minimum lease payments above are shown net of sublease rental income of $71 scheduled to be received under non-cancelable sublease agreements. The amounts above also include $1,344 due under capital lease arrangements covering office equipment, and that have an average effective interest rate of 4.79 percent. The principal portion of $1,245 of these non-cancelable future minimum lease payments is included in other current and other long-term liabilities.

Rent expense incurred from operating leases for the years ended June 30, 2006, 2005 and 2004 totaled approximately $35,586, $34,086 and $24,441, respectively.

NOTE 16. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at June 30, 2006:

	June 30,
	2006	2005
Deferred rent, net of current portion	$7,954	$7,130
Accrued post-retirement obligations	867	985
Deferred income tax	4,232	—
Other	1,262	826

Total other long-term obligations	$14,315	$8,941

Accrued post retirement obligations include projected liabilities for benefits the Company is obligated to provide under a long-term care, a group health, and an executive life insurance plan, each of which is unfunded.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan benefits are provided to certain current and former executives, their dependants and other eligible employees, as defined. The other obligations of $1,262 and $826 at June 30, 2006 and 2005, respectively, include deferred revenue, sublease security deposits, amounts due under lease agreements classified as capital leases, and accrued benefits under a supplemental retirement benefit plan covering the president of the Company’s U.S. operations. The plan became effective when the president joined the Company in August 2005 and replaced the retirement benefits that were forfeited to a former employer. The costs under this plan were approximately $185 during the year ended June 30, 2006.

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

Subcontract Purchase Commitment

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available. Based upon that expectation, unit costs incurred to date have been recognized as direct costs at such lowest unit cost in the accompanying consolidated statements of operations. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be $2,994, which has not been recorded in the Company’s consolidated financial statements as of June 30, 2006.

State Tax Contingency

In November 2005, the Company settled with the State of Indiana its outstanding matter involving a claim by Indiana for state income taxes. The settlement had no material effect on the consolidated financial statements.

D&IG Acquisition Arbitration

As part of its agreement to acquire the D&IG (Note 3), the Company agreed to pay additional consideration of up to $10,000 in cash if the net worth of the D&IG upon the closing of the transaction exceeded an amount as stipulated in the purchase agreement. Conversely, the Company could receive up to $10,000 if the net worth of

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the D&IG was below a specified level. During the year ended June 30, 2006, the Company and the seller submitted a disagreement involving the net worth computation to an arbitrator. The arbitrator concluded on this matter in November 2005, and ruled that no additional purchase consideration should be exchanged between the two parties.

Department of Energy Office of Inspector General Subpoena

On March 27, 2006, CACI received a subpoena from the Department of Energy, Office of Inspector General (OIG) seeking documents regarding “alliance benefits” received and granted by CACI. By the way of example, some types of agreements that may involve alliance benefits include teaming agreements, strategic partnering agreements and reseller agreements. The Company has met with OIG personnel regarding the scope of the request and provided documentation pertaining to certain equipment vendor arrangements. While the Company is unable to assess the significance of the inquiry based on information received to date, and the documentation provided, management believes that the Company has properly considered the benefits attributable to alliance arrangements and that the resolution of this matter will not have a material impact on its financial position or results of operations.

Notice of Organizational Conflict of Interest

During the year ended June 30, 2006, the Company was formally notified that it performed certain work for a customer that raised organizational conflict of interest (OCI) issues that needed to be addressed. The Company and customer personnel negotiated a resolution to eliminate the OCI issues, which included the sale of certain contract work for which actual or potential OCI issues could not be otherwise mitigated.

Effective July 16, 2006, to comply with the customer’s requirements to mitigate the conflict, the Company sold its rights under a contract covering the conflicted work to a third party. This conflicted work provided approximately $20,000 of revenue during the year ended June 30, 2006. The Company has received $442 for the sale of its rights covering the conflicted work, and may receive additional consideration depending on the level of revenue ultimately earned by the purchaser.

Fixed-Price Contract Negotiation

During the year ended June 30, 2006, the Company received a customer request to provide certain incremental software development services under an existing fixed-price contract. Management believed that the services requested did not fall within the scope of the existing contract, and negotiated with customer personnel an agreement under which the Company would provide those services to which it was obligated to provide, and provide incremental services under contract vehicles to be negotiated. The resolution of this matter did not have a material effect on the Company’s financial position or results of operations.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18. INCOME TAXES

The components of income tax expense are as follows:

	Year ended June 30,
	2006	2005	2004
Current:
Federal	$40,145	$48,964	$40,524
State and local	5,725	6,773	3,801
Foreign	1,151	1,570	885

Total current	47,021	57,307	45,210

Deferred:
Federal	405	(8,189)	(8,700)
State and local	54	(1,081)	(592)
Foreign	681	(395)	(328)

Total deferred	1,140	(9,665)	(9,620)

Total income tax expense	$48,161	$47,642	$35,590

The income tax expense differs from the amounts computed by applying the statutory U.S. income tax rate of 35 percent as a result of the following:

	Year ended June 30,
	2006	2005	2004
Expected tax expense computed at federal rate	$46,550	$44,579	$32,657
Nondeductible expenses	464	447	349
State and local taxes, net of federal benefit	3,278	2,892	2,086
Incremental effect of foreign tax rates	(232)	(283)	(29)
Research and development expense credit	(1,800)	—	—
Other	(99)	7	527

Total income tax expense	$48,161	$47,642	$35,590

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant deferred tax assets are presented below:

	June 30,
	2006	2005
Deferred tax assets:
Accrued vacation and other expenses	$13,086	$12,287
Deferred compensation and post-retirement obligations	14,094	10,531
Stock-based compensation	11,025	9,570
Deferred rent	3,645	3,153
Net operating loss carryforward	3,535	—
Depreciation	1,988	2,274
Other	117	988

Total deferred tax assets	47,490	38,803

Deferred tax liabilities:
Goodwill and other intangible assets	(33,652)	(25,022)
Unbilled revenue	(2,833)	(2,951)
Capitalized software	(3,146)	(1,616)
Other	(949)	(231)

Total deferred tax liabilities	(40,580)	(29,820)

Net deferred tax asset	$6,910	$8,983

U.S. income taxes have not been provided for with respect to undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. As of June 30, 2006, the deferred liability associated with these undistributed earnings is $16,100. If such earnings were distributed to the United States, certain foreign tax credits would be available to reduce this deferred tax liability.

As of June 30, 2006, the Company had a net operating loss carryforward for federal income tax purposes of $9,320, which expires in 2020. The net operating loss carryforward was acquired in connection with the Company’s acquisition of NSR (Note 3), and is subject to the ownership change limitations under Section 382 of the Internal Revenue Code, which limits the amount of the acquired net operating loss carryforward that may be used to $1,121 per year.

NOTE 19. RETIREMENT SAVINGS PLANS

401(k) Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, the CACI $MART Plan (the 401(k) Plan). Through December 31, 2004, employees could contribute up to 25 percent (subject to certain statutory limitations) of their total cash compensation. Beginning January 1, 2005, the deferred contribution limit, while still subject to statutory limits, was increased to 75 percent of cash compensation. The Company provides matching contributions equal to 50 percent of the amount of salary deferral employees elect, up to 6 percent of each employee’s total calendar year cash compensation, as defined. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. Employee contributions vest immediately. Employer contributions vest in full after three years of employment.

Total Company contributions to the 401(k) Plan for the years ended June 30, 2006, 2005 and 2004 were $15,014, $14,225 and $10,652, respectively. The increase in Company contributions during the years ended June 30, 2006 and 2005 are due primarily to the higher number of employees joining the Company from businesses acquired in recent years, including approximately 1,600 employees that joined the Company in May 2004 in connection with the acquisition of the D&IG.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Retirement Savings Plan

The Company administers the CACI International Inc Group Executive Retirement Plan (the Supplemental Savings Plan) through which, on a calendar year basis, officers at the vice president level and above can elect to defer for contribution to the Supplemental Savings Plan up to 50 percent of their base compensation, and up to 100 percent of their bonus and commissions. The Company provides a matching contribution of 5 percent of compensation for each participant’s compensation that exceeds the limit as set forth in IRC 401(a)(17) (currently $220 per year). The Company also has the option to make annual discretionary contributions. Company contributions vest over a 5-year period, and vesting is accelerated in the event of a change of control of the Company. Participant deferrals and Company contributions will be credited with the rate of return based on the investment options and asset allocations selected by the Participant. Participants may change their asset allocation as often as daily, if they so chose. A rabbi trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the Plan are made upon retirement, termination, death, or total disability.

The Company maintains investment assets to offset the obligations under the Supplemental Savings Plan, and the changes in the value of the assets are included within indirect and selling expenses in the consolidated statement of operations. The increase in the asset balance of $7,570 during the year ended June 30, 2006 is due to participant compensation deferrals of $6,263, investment gains of $2,301, Company contributions of $446, and distributions of $1,440.

Contribution expense for the Supplemental Savings Plan during the years ended June 30, 2006, 2005, and 2004, was $434, $570, and $541, respectively.

NOTE 20. STOCK PLANS AND STOCK-BASED COMPENSATION

Adoption of New Standard

As described in Note 5, effective July 1, 2005, the Company adopted the provisions of FAS 123R using the modified retrospective transition method and has previously restated the accompanying consolidated statements of operations, cash flows, and comprehensive income for each of the years in the two-year period ended June 30, 2005. The impacts of this restatement on net earnings, cash flows and comprehensive incomes are presented in Note 5.

Prior to the adoption of FAS 123R, the Company followed the provisions of APB No. 25 in recognizing stock-based compensation expense, and thereunder recognized only the costs of RSUs in its consolidated financial statements. The stock-based compensation expense included in net income for the years ended June 30, 2005 and 2004, as previously reported, was $2,275 and $159, respectively. Under FAS 123R, the Company recognizes stock-based compensation expense based on the fair value of both restricted stock (RSUs through December 31, 2005) and stock options. Stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods, and is adjusted as required for options subject to graded vesting schedules.

A summary of the components of stock-based compensation expense recognized during the years ended June 30, 2006, 2005 and 2004, together with the income tax benefits realized, is as follows:

	2006	2005	2004
Stock-based compensation included in indirect costs and selling expense:
Non-qualified stock option expense	$10,517	$8,932	$9,627
Restricted stock and restricted stock unit expense	4,979	2,275	159

Total stock-based compensation expense	$15,496	$11,207	$9,786

Income tax benefit recognized for stock-based compensation expense	$5,554	$4,192	$3,732

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For reporting periods through June 30, 2005, stock compensation expense included in the accompanying consolidated financial statements, as restated, reflects the effect of actual forfeitures as they occurred. Stock compensation expense for these years has been reduced by the fair value of the equity instruments forfeited during each year. Beginning July 1, 2005, the Company recognized the effect of expected forfeitures of equity grants under FAS 123R by estimating an expected forfeiture rate for grants of equity instruments. Amounts recognized for expected forfeitures are subsequently adjusted annually at major vesting dates to reflect actual forfeitures. The cumulative impact of this change through July 1, 2005, has been evaluated and is considered to be insignificant relative to the consolidated financial statements.

The new accounting standard also requires that certain incremental income tax benefits realized upon the exercise of stock options, or the vesting of restricted shares (RSUs through December 31, 2005), be reported as financing cash flows. Previously, the tax benefits resulting from the excess of the income tax deduction over the expense recognized for financial reporting purposes were reported as operating cash flows. The effect of this change is a decrease in operating cash flows, and an increase in financing cash flows. During the years ended June 30, 2006, 2005 and 2004, the Company recognized $11,883, $10,490, and $4,128 of excess tax benefits, respectively, which have been reported as financing cash inflows in the accompanying consolidated statements of cash flows.

Equity Grants and Valuation

The Company issues non-qualified stock options and restricted stock (RSUs through December 31, 2005) on an annual basis to its directors and key employees under the 1996 Stock Incentive Plan (the 1996 Plan).

The number of shares authorized by shareholders for grants under the 1996 Plan was 7,450,000 as of June 30, 2006. The aggregate number of grants that may be made under the 1996 Plan may exceed this approved amount as forfeited options, restricted stock and RSUs, and vested but unexercised options that expire, become available for future grants. As of June 30, 2006, cumulative grants of 7,597,961 non-qualified stock options, RSUs and shares of restricted stock underlying shares authorized for the Plan have been awarded, and 1,442,009 of these awards have been forfeited.

Under the 1996 Plan, non-qualified stock options granted prior to January 1, 2004 lapse and are no longer exercisable if not exercised within ten years of the date of grant. Options and RSUs granted on or after January 1, 2004 have a term of seven years. For option awards, grantees whose employment has terminated have 60 days after their termination date to exercise vested options, or they forfeit their right to the options. Grantees whose employment is terminated due to death or permanent disability will vest in 100 percent of their option grants. Also, effective for grants made on or after July 1, 2004, grantees retiring on or after age 65 will vest in 100 percent of their option grants. The vesting provisions involving death, permanent disability and retirement at or after age 65 also pertain to all restricted stock and RSU grants.

The Company began issuing RSUs under the 1996 Plan during the year ended June 30, 2004, and effective January 1, 2006, began granting shares of restricted stock in lieu of RSUs. All awards granted under the 1996 Plan to date have been in the form of non-qualified stock options, restricted shares, and RSUs. Stock options vest ratably over a three, four, or five year period, depending on the year of grant, restricted shares and RSUs and restricted stock vest in full three years from the date of grant. Except for certain modified awards, the exercise prices of all non-qualified stock option grants, and the value of all restricted shares and RSU grants, have been set at the market price of the Company stock on the date of grant. During the year ended June 30, 2006, the Company issued to two former executives modified grants of 45,750 options with a weighted-average exercise price of $31.43.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company customarily makes annual awards under the 1996 Plan during the first quarter of its fiscal year and effective July 21, 2006, made annual equity grants of approximately 345,000 non-qualified stock options and 81,500 restricted shares.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the following assumptions:

	For Stock Options Granted During the Year ended June 30,
	2006	2005	2004
Historical volatility	32% - 35%	34% - 37%	33% - 35%
Expected dividends	0%	0%	0%
Expected life (in years)	4 - 6	5	5
Risk-free rate	4.13% - 4.99%	3.36% - 4.13%	2.48% - 3.63%

The expected term of the option grants represents the period of time options are expected to be outstanding and is based on the contractual term of the grant, vesting schedules, and past exercise behavior. The risk-free rates for periods within the contractual life of the option are based on the U.S. treasury yield curve in effect at the time of the respective grant.

The weighted-average fair value of stock options granted during the years ended June 30, 2006, 2005, and 2004, was $26.53, $15.96, and $11.89, respectively, and the weighted-average fair value of restricted shares and RSUs granted during the years ended June 30, 2006, 2005, and 2004, was $62.37, $42.24, and $44.06, respectively.

Stock option activity for all outstanding options, and the corresponding exercise price and fair value information, for the years ended June 30, 2006, 2005 and 2004, is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding options, June 30, 2003	2,583,054	$7.50 - 38.68	$19.40	$8.93
Options issued	727,000	34.10 - 49.34	35.06	11.89
Options exercised	(447,115)	8.16 - 36.13	15.58	6.59
Options forfeited	(106,764)	9.94 - 38.68	30.92	12.94

Outstanding options, June 30, 2004	2,756,175	$7.50 - 49.34	$22.70	$9.94

Options exercisable, June 30, 2004	1,529,594	$7.50 - 49.34	$18.12	$7.78

Options issued	498,834	40.00 - 64.36	42.97	15.96
Options exercised	(845,112)	8.16 - 46.77	19.59	8.22
Options forfeited	(163,949)	21.80 - 40.00	36.82	14.11

Outstanding options, June 30, 2005	2,245,948	$7.50 - 64.36	$28.44	$11.62

Options exercisable, June 30, 2005	1,401,277	$7.50 - 64.36	$22.19	$8.52

Options issued	863,395	21.40 - 65.04	62.76	26.53
Options exercised	(588,192)	7.50 - 46.37	18.14	7.49
Options forfeited	(123,309)	21.40 - 62.48	42.66	27.48

Outstanding options, June 30, 2006	2,397,842	$8.16 - 65.04	$41.86	$17.19

Options exercisable, June 30, 2006	1,392,944	$8.16 - 64.36	$30.21	$9.37

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the number of unvested stock options and in unvested restricted stock and restricted stock units during each of the years in the three-year period ended June 30, 2006, together with the corresponding weighted-average fair values, is as follows:

	Stock Options		Restricted Stock and Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2003	1,500,094	$10.64	—	$—
Granted	727,000	11.89	20,002	44.06
Vested	(893,749)	5.07	—	—
Forfeited	(106,764)	12.94	—	—

Unvested at June 30, 2004	1,226,581	$12.45	20,002	$44.06

Granted	498,834	15.96	154,217	42.24
Vested	(716,795)	11.53	(9,167)	40.00
Forfeited	(163,949)	14.11	(22,747)	40.00

Unvested at June 30, 2005	844,671	$14.99	142,305	$43.00

Granted	863,395	26.53	130,980	62.37
Vested	(579,859)	15.28	(8,333)	40.00
Forfeited	(123,309)	27.48	(11,222)	47.87

Unvested at June 30, 2006	1,004,898	$23.63	253,730	$52.87

Information regarding the cash proceeds received, and the intrinsic value and total tax benefits realized resulting from option exercises during the years ended June 30, 2006, 2005 and 2004, is as follows:

	2006	2005	2004
Cash proceeds received	$10,422	$16,351	$6,967
Intrinsic value realized	$26,887	$34,828	$13,564
Income tax benefit realized	$10,255	$13,177	$5,195

The total intrinsic value of RSUs that vested during the years ended June 30, 2006 and 2005 were $476 and $555, respectively, and the tax benefit realized for these vestings, was $181, and $208, respectively. There were no RSUs granted under the 1996 Plan vested during the year ended June 30, 2004.

Also, during the year ended June 30, 2006, the Company recognized a current tax benefit of $3,517 pertaining to an officer’s sale of restricted stock. The benefit is reflected as an increase to additional paid-in-capital.

The fair value of stock options that vested during each of the years in the three-year period ended June 30, 2006 was $8,861, $8,263 and $4,529, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding Stock Option Information

Information regarding the stock options outstanding and options exercisable as of June 30, 2006, is as follows:

	Options Outstanding				Options Exercisable
Range of exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$0.00-$9.99	171,320	$9.55	3.14	$8,356	171,320	$9.55	3.14	$8,356
$10.00-$19.99	29,731	12.14	3.76	1,373	29,731	12.14	3.76	1,373
$20.00-$29.99	298,933	21.51	5.03	11,006	298,933	21.51	5.03	11,006
$30.00-$39.99	707,964	35.29	6.57	16,310	706,964	35.30	6.58	16,285
$40.00-$49.99	353,625	41.25	5.41	6,039	141,996	42.24	5.62	2,285
$50.00-$59.99	55,000	55.62	3.55	159	12,000	53.97	4.38	52
$60.00-$69.99	781,269	63.13	6.03	—	32,000	64.36	3.42	—

	2,397,842	$41.86	5.68	$43,243	1,392,944	$30.21	5.57	$39,357

As of June 30, 2006, there was $18,412 of unrecognized compensation costs related to stock options scheduled to be recognized over a weighted-average period of 3.65 years, and $7,293 of unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 1.89 years.

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

The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and effective until June 30, 2005, the Company had previously followed APB Opinion No. 25 for financial reporting purposes and the provisions of FAS No. 123 for disclosure purposes. With the adoption of FAS 123R, the Company has included

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1,842 and $889 of stock-based compensation expense in the accompanying statement of operations, cash flows and other comprehensive income, for the years ended June 30, 2005 and 2004, respectively, net of income tax benefits of $709 and $338, respectively, related to the shares acquired under the ESPP. There was no expense associated with shares acquired under the ESPP for the year ended June, 30, 2006 as the ESPP was amended to comply with FAS 123R non-compensatory requirements.

As of June 30, 2006, participants have purchased 382,648 shares under the ESPP, at a weighted-average price per share of $44.08. Of these shares, 120,532 were purchased at a weighted-average price per share of $53.50 for the year ended June 30, 2006.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 30 percent of their annual bonus for fiscal years through June 30, 2005, RSUs have been awarded under the MSPP at 85 percent of the market price of the Company’s common stock on the date of the award, and vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs will be settled in shares of common stock. For fiscal years beginning July 1, 2005, the Company plans to issue RSUs at 95 percent of the market price of the Company’s common stock on the award date. The value of the discount is recognized as stock-based compensation expense ratably over the three year vesting period.

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 50 percent of their annual retainer fees. Vested RSUs will be settled in shares of common stock. As of June 30, 2006, 3,557 RSUs had been issued under the DSPP at a weighted-average price per share of $46.36, of which 907 vested during the year ended June 30, 2006.

All stock purchase plans are administered by the Compensation Committee of the Board of Directors, and have been amended to comply with the American Jobs Creation Act of 2004.

NOTE 21. EARNINGS PER SHARE

Earnings per share and the weighted-average number of diluted shares are computed as follows (amounts in thousands, except per share data):

	Year ended June 30,
	2006	2005	2004
Net income	$84,840	$79,725	$57,714

Weighted-average number of basic shares outstanding during the period	30,242	29,675	29,051
Dilutive effect of stock options after application of treasury stock method	919	893	826

Weighted-average number of diluted shares outstanding during the period	31,161	30,568	29,877

Basic earnings per share	$2.81	$2.69	$1.99

Diluted earnings per share	$2.72	$2.61	$1.93

The total number of weighted-average common stock equivalents excluded from the diluted per share computations due to their anti-dilutive effects for the years ended June 30, 2006, 2005 and 2004, were 841, 495 and 1,777, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22. COMMON STOCK DATA (UNAUDITED)

The ranges of high and low sales prices of the Company’s common stock as reported by the New York Stock Exchange for each quarter during fiscal years ended June 30, 2006 and 2005 were as follows:

	2006		2005
Quarter	High	Low	High	Low
1st	$68.75	$58.50	$53.50	$38.13
2nd	$62.53	$51.45	$69.18	$52.60
3rd	$65.97	$54.99	$67.60	$50.50
4th	$68.24	$58.33	$67.60	$51.45

Since August 16, 2002, the Company’s stock has traded on the New York Stock Exchange under the ticker symbol “CAI”.

NOTE 23. QUARTERLY FINANCIAL DATA (UNAUDITED)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended June 30, 2006 and 2005, are presented below.

	Year ended June 30, 2006
	First	Second	Third	Fourth
Revenue	$423,106	$419,530	$435,359	$477,329
Income from operations	$33,488	$39,227	$36,818	$40,747
Net income	$19,123	$22,270	$21,357	$22,090
Basic earnings per share	$0.64	$0.74	$0.71	$0.72
Diluted earnings per share	$0.62	$0.72	$0.69	$0.71
Weighted-average shares outstanding (in thousands):
Basic	30,073	30,130	30,226	30,544
Diluted	31,002	30,985	31,159	31,300

	Year ended June 30, 2005
	First	Second	Third	Fourth
Revenue	$388,653	$389,685	$414,946	$429,778
Income from operations	$33,276	$34,676	$36,158	$38,022
Net income	$18,340	$19,131	$20,295	$21,959
Basic earnings per share	$0.63	$0.65	$0.68	$0.73
Diluted earnings per share	$0.61	$0.63	$0.66	$0.71
Weighted-average shares outstanding (in thousands):
Basic	29,175	29,660	29,913	29,963
Diluted	30,124	30,574	30,713	30,868

SCHEDULE II

CACI INTERNATIONAL INC

VALUATION AND QUALIFYING ACCOUNTS

FOR YEAR ENDED JUNE 30, 2006, 2005 AND 2004

(dollars in thousands)

	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2006
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$4,168	$1,336	$(1,906)	$1,009	$4,607

2005
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$4,890	$207	$(903)	$(26)	$4,168

2004
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,390	$639	$(404)	$1,265	$4,890

Items included as “Other Changes” include amounts for reserves acquired in acquisitions and foreign currency exchange differences.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 12th day of September 2006.

CACI International Inc
Registrant

Date: September 12, 2006	By:

/S/ DR. J. P. LONDON
Dr. J. P. London
Chairman of the Board, President Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/S/ DR. J. P. LONDON Dr. J. P. London	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2006

/S/ STEPHEN L. WAECHTER Stephen L. Waechter	Executive Vice President, Chief Financial officer and Treasurer (Principal Financial Officer)	September 12, 2006

/S/ S. MARK MONTICELLI S. Mark Monticelli	Senior Vice President, Corporate Controller (Principal Accounting Officer)	September 12, 2006

/S/ HERBERT W. ANDERSON Herbert W. Anderson	Director	September 12, 2006

/S/ MICHAEL J. BAYER Michael J. Bayer	Director	September 12, 2006

/S/ PETER A. DEROW Peter A. Derow	Director	September 12, 2006

/S/ RICHARD L. LEATHERWOOD Richard L. Leatherwood	Director	September 12, 2006

/S/ BARBARA A. MCNAMARA Barbara A. McNamara	Director	September 12, 2006

/S/ DR. WARREN R. PHILLIPS Dr. Warren R. Phillips	Director	September 12, 2006

/S/ CHARLES P. REVOILE Charles P. Revoile	Director	September 12, 2006

/S/ LARRY D. WELCH Larry D. Welch	Director	September 12, 2006