Form 10-Q
period 2006-09-30
CACI INTERNATIONAL INC /DE/
filed 2006-11-09
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31400

CACI International Inc

(Exact name of registrant as specified in its charter)

Delaware	54-1345888

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of November 3, 2006: CACI International Inc Common Stock, $0.10 par value, 30,660,508 shares.

CACI INTERNATIONAL INC

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2006	2005
Revenue	$467,623	$423,106

Costs of revenue:
Direct costs	300,727	270,877
Indirect costs and selling expenses	119,855	111,206
Depreciation and amortization	10,506	7,535

Total costs of revenue	431,088	389,618

Income from operations	36,535	33,488
Interest expense, net	6,209	3,613

Income before income taxes	30,326	29,875
Income taxes	11,523	10,752

Net income	$18,803	$19,123

Basic earnings per share	$0.61	$0.64

Diluted earnings per share	$0.60	$0.62

Weighted-average basic shares outstanding	30,629	30,073

Weighted-average diluted shares outstanding	31,278	31,002

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(amounts in thousands except per share data)

	September 30, 2006	June 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$40,590	$24,650
Accounts receivable, net	383,345	392,013
Prepaid expenses and other current assets	27,398	33,166

Total current assets	451,333	449,829

Goodwill	722,337	722,458
Intangible assets, net	103,150	109,726
Property and equipment, net	24,039	25,082
Accounts receivable, long-term, net	10,839	10,170
Other long-term assets	55,365	50,825

Total assets	$1,367,063	$1,368,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,544	$3,543
Accounts payable	50,548	44,921
Accrued compensation and benefits	85,440	93,398
Other accrued expenses	73,336	69,503

Total current liabilities	212,868	211,365

Notes payable, net of current portion	338,431	364,317
Other long-term liabilities	45,468	47,049

Total liabilities	596,767	622,731

Shareholders’ equity:
Common stock $0.10 par value, 80,000 shares authorized, 38,443 and 38,403 shares issued and outstanding, respectively	3,844	3,840
Additional paid-in capital	320,387	314,573
Retained earnings	461,505	442,702
Accumulated other comprehensive income	6,156	5,840
Treasury stock, at cost (7,784 shares)	(21,596)	(21,596)

Total shareholders’ equity	770,296	745,359

Total liabilities and shareholders’ equity	$1,367,063	$1,368,090

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,803	$19,123
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	10,506	7,535
Amortization of deferred financing costs	355	355
Stock-based compensation	4,433	7,013
Deferred income tax benefit	(3,468)	(761)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	7,173	12,869
Prepaid expenses and other current assets	2,414	(1,755)
Accounts payable and other accrued expenses	1,320	286
Accrued compensation and benefits	(8,718)	(9,934)
Income taxes payable and receivable	6,762	296
Other liabilities	2,891	3,205

Net cash provided by operating activities	42,471	38,232

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,109)	(2,207)
Other	(804)	(1,381)

Net cash used in investing activities	(2,913)	(3,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made under long-term debt obligations	(25,886)	(985)
Proceeds from employee stock purchase plans	1,995	2,852
Proceeds from exercise of stock options	1,349	3,555
Repurchases of common stock	(1,310)	(2,981)
Incremental tax benefit from stock compensation	71	1,041

Net cash (used in) provided by financing activities	(23,781)	3,482

Effect of exchange rate changes on cash and cash equivalents	163	(161)

Net increase in cash and cash equivalents	15,940	37,965
Cash and cash equivalents, beginning of period	24,650	132,965

Cash and cash equivalents, end of period	$40,590	$170,930

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$1,641	$11,086

Cash paid during the period for interest	$4,974	$4,445

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2006	2005
Net income	$18,803	$19,123
Change in foreign currency translation adjustment	763	(550)
Change in fair value of interest rate swap agreement, net	(447)	644

Comprehensive income	$19,119	$19,217

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CACI International Inc (CACI or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2006. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

2.	New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF 06-3). The Task Force reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this issue. The Task Force also concluded that once the new standard is effective, a company should disclose the amount of such taxes for periods in which these taxes included in gross revenues are considered material. The Company collects and remits sales taxes on equipment that it purchases and sells under its contracts with customers, and reports such amounts under the gross method as revenue, and as other direct costs, in its consolidated statements of operations. The Company is currently evaluating the amount of sales taxes collected and remitted in recent years to determine if disclosure of such amounts will be required. EITF 06-3 is effective for the three-month period beginning January 1, 2007.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective July 1, 2007 for CACI. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial statements and related disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet evaluated what impact, if any, SFAS No. 157 will have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires companies to recognize in their balance sheets any under- or over-funded status of defined benefit post-retirement plans and applies to the post-retirement medical benefits offered to certain current and former executives, and to the supplemental retirement plan covering the president of the Company’s U.S. operations. SFAS No. 158 will be effective for the Company as of June 30, 2007. Management does not expect the impact of the proposed standard to have a material effect on the Company’s results of operations or its financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 on Quantifying Misstatements (SAB No. 108). SAB No. 108 requires companies to use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach. SAB No. 108 also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after September 13, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its results of operations or financial position.

3.	Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2006 and June 30, 2006, consisted of the following (cost approximates fair value):

	September 30, 2006	June 30, 2006
	(dollars in thousands)
Money market funds	$36,363	$17,675
Cash	4,227	6,975

Total cash and cash equivalents	$40,590	$24,650

4.	Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of $4.3 million and $4.6 million at September 30, 2006 and June 30, 2006, respectively. Accounts receivable consisted of the following:

	September 30, 2006	June 30, 2006
	(dollars in thousands)
Billed receivables:
Billed receivables	$307,224	$300,903
Billable receivables at end of period	39,576	48,176

Total billed receivables	346,800	349,079

Unbilled receivables:
Unbilled pending receipt of contractual documents authorizing billing	36,545	42,934
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	10,839	10,170

Total unbilled receivables	47,384	53,104

Total accounts receivable, net	$394,184	$402,183

5.	Intangible Assets

Intangible assets are as follows:

	September 30, 2006	June 30, 2006
	(dollars in thousands)
Customer contracts and related customer relationships	$157,197	$160,049
Covenants not to compete	1,682	1,682
Other	746	746

Intangible assets, at cost	159,625	162,477
Less accumulated amortization	(56,475)	(52,751)

Total intangible assets, net	$103,150	$109,726

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 6 to 120 months. The weighted-average period of amortization for all intangible assets as of September 30, 2006 is 7.6 years, and the weighted-average remaining period of amortization is 5.6 years. Effective July 16, 2006, the Company sold its rights under certain tasks of a contract relating to the Surface Ship Maintenance Improvement Program (SSMIP) to an unrelated third party (see Note 7). As a result of this sale, $3.2 million of fully amortized intangible assets were removed from cost of intangible assets and accumulated amortization during the three month period ended September 30, 2006. Expected amortization expense for the remainder of the fiscal year ending June 30, 2007, and for each of the fiscal years thereafter, is as follows (in thousands):

Amount
Year ending June 30, 2007	$20,350
Year ending June 30, 2008	23,764
Year ending June 30, 2009	20,956
Year ending June 30, 2010	18,343
Year ending June 30, 2011	12,670
Thereafter	7,067

$103,150

6.	Notes Payable and Credit Facilities

The details of notes payable are as follows:

	September 30, 2006	June 30, 2006
	(dollars in thousands)
Bank credit facilities:
Revolving credit loans	$—	$25,000
Term loans	341,250	342,125
Mortgage note payable	725	735

Total long-term debt	341,975	367,860
Less current portion	(3,544)	(3,543)

Long term debt, net of current portion	$338,431	$364,317

Effective May 3, 2004, concurrent with the acquisition of the Defense and Intelligence Group of American Management Systems, Inc. (D&IG), the Company entered into a $550.0 million credit facility (the 2004 Credit Facility), consisting of a $200.0 million revolving credit facility (the Revolving Facility) and a $350.0 million institutional Term Loan (the Term Loan). The 2004 Credit Facility also provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of September 30, 2006, the Company had $2.0 million of outstanding letters of credit. Accordingly, $198.0 million was available for borrowing as of September 30, 2006.

The Revolving Facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200.0 million, with an expiration date of May 2, 2009, and annual sub-limits on amounts borrowed for acquisitions. The Revolving Facility contains an accordion feature under which the facility may be expanded to $300.0 million with prior lender approvals. The Revolving Facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the Revolving Facility, based on its leverage ratio, as defined. Any outstanding balances under the Revolving Facility are due in full May 2, 2009.

The Term Loan is a seven year secured facility under which principal payments are due in quarterly installments of $0.9 million at the end of each fiscal quarter through March 2011, and the balance of $325.5 million is due in full on May 2, 2011.

Borrowings under both the Revolving Facility and the Term Loan bear interest at rates based on the London Inter-Bank Offered Rate (LIBOR), or the higher of the prime rate or federal funds rate plus 0.5 percent, as elected by the Company, plus applicable margins based on the leverage ratio as determined quarterly. To date, the Company has elected to apply the LIBOR to outstanding borrowings. As of September 30, 2006, the effective interest rate, excluding the effect of amortization of debt financing costs for the outstanding borrowings under the 2004 Credit Facility, was 6.7 percent.

The 2004 Credit Facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, and a maximum leverage ratio. Substantially all of the Company’s assets serve as collateral under the 2004 Credit Facility. As of September 30, 2006, the Company was in compliance with all of the financial covenants of the 2004 Credit Facility.

The Company capitalized $8.2 million of debt issuance costs in May 2004 associated with the origination of the 2004 Credit Facility. The Company capitalized an additional $0.5 million of financing costs to amend the 2004 Credit Facility in May 2005 by re-pricing downward the margins that are applied to the interest rate options. Other key terms of the 2004 Credit Facility were not changed. All debt financing costs are being amortized from the date incurred to the expiration date of the Term Loan. The unamortized balance of $5.3 million and $5.7 million at September 30, 2006 and June 30, 2006, respectively, is included in “Prepaid expense and other current assets” and “Other long-term assets” on the accompanying condensed consolidated balance sheets.

Long-term debt as of September 30, 2006 also includes $0.7 million due under a mortgage note payable agreement. The Company assumed obligations of the mortgage as part of its acquisition of MTL Systems, Inc. in January 2004. Outstanding balances under the mortgage note payable bear interest at 5.88 percent, and are secured by an interest in real property located in Dayton, Ohio.

The aggregate maturities of long-term debt at September 30, 2006 are as follows (in thousands):

Twelve months ending September 30,
2007	$3,544
2008	3,546
2009	3,549
2010	3,552
2011	327,306
Thereafter	478

Total long-term debt	$341,975

As a condition of its 2004 Credit Facility, in May 2005, the Company entered into two forward interest rate swap agreements under which it exchanges floating-rate interest payments for fixed-rate interest payments. The agreements cover a combined notional amount of debt totaling $98.0 million, provide for swap payments over a two-year period beginning in March 2006, and are settled on a quarterly basis. The weighted-average fixed interest rate provided by the agreements is 4.22 percent.

The Company accounts for its interest rate swap agreements under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and has determined that the two swap agreements qualify as effective hedges. Accordingly, the fair value of the interest rate swap agreements at September 30, 2006 of $1.7 million has been reported in “Prepaid expense and other” with an offset, net of an income tax effect, included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheet as of September 30, 2006. The decrease in fair value of $0.4 million, which is net of income tax effects, is reported as other comprehensive loss in the accompanying consolidated statement of comprehensive income for the three months ended September 30, 2006. This amount will be reclassified into interest expense as yield adjustments in the period during which the related floating-rate interest is incurred.

7.	Commitments and Contingencies

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

Subcontract Purchase Commitment

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available. Based upon that expectation, unit costs incurred to date have been recognized as direct costs at such lowest unit cost in the accompanying condensed consolidated statements of operations. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be $3.0 million, which has not been recorded in the Company’s condensed consolidated financial statements as of September 30, 2006.

Department of Energy Office of Inspector General Subpoena

On March 27, 2006, CACI received a subpoena from the Department of Energy, Office of Inspector General (OIG) seeking documents regarding “alliance benefits” received and granted by CACI. By way of example, some types of agreements that may involve alliance benefits include teaming agreements, strategic partnering agreements and reseller agreements. The Company has met with OIG personnel regarding the scope of the request and provided documentation pertaining to certain equipment vendor arrangements. While the Company is unable to assess the significance of the inquiry based on information received to date, and the documentation provided, management believes that the Company has properly considered the benefits attributable to alliance arrangements and that the resolution of this matter will not have a material impact on its financial position or results of operations.

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

Effective July 16, 2006, to comply with the customer’s requirements to mitigate the conflict, the Company sold its rights under certain tasks of a contract relating to the Surface Ship Maintenance Improvement Program (SSMIP) to a third party. This conflicted work provided approximately $20.0 million of revenue during the year ended June 30, 2006. As of September 30, 2006, the Company had received $0.6 million for the sale of its rights covering the conflicted work, and anticipates receiving additional consideration depending on the amount of funding ultimately received by the purchaser. The sale did not have a material impact on the Company’s consolidated financial statements. The net proceeds were, and any future payments will be, recorded as an offset against indirect costs and selling expenses on the Company’s consolidated statements of operations.

8.	Stock-Based Compensation

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123R, Share-Based Payments (SFAS No. 123R) using the modified retrospective transition method. The adoption of SFAS No. 123R had a significant non-cash impact on earnings. Net income for the three months ended September 30, 2006 and 2005 includes $4.4 million and $7.0 million, respectively, of stock-based compensation expense. Net income for the three months ended September 30, 2006 and 2005, also reflects income tax benefits of $1.7 million and $2.7 million, respectively, related to the Company’s stock-based arrangements. A summary of the components of stock-based compensation expense recognized during the three months ended September 30, 2006 and 2005, together with the income tax benefits realized, is as follows (in thousands):

	2006	2005
Stock-based compensation included in indirect costs and selling expense:

Non-qualified stock option expense	$3,060	$5,781
Restricted stock and restricted stock unit expense	1,373	1,232

Total stock-based compensation expense	$4,433	$7,013

Income tax benefit recognized for stock-based compensation expense	$1,673	$2,700

SFAS No. 123R also affects the classification of cash flows by requiring that certain income tax benefits realized upon the exercise of stock options or the vesting of restricted shares or restricted stock units be reported as financing cash flows. During the three months ended September 30, 2006 and 2005, the Company recognized $71,000 and $1.0 million, respectively, of excess tax benefits, which have been reported as financing cash inflows in the accompanying condensed consolidated statements of cash flows.

The Company issues non-qualified stock options and shares of restricted stock (restricted stock units (RSUs) through December 31, 2005) on an annual basis to its directors and key employees under the 1996 Stock Incentive Plan (the 1996 Plan). During the three months ended September 30, 2006, the exercise price of all non-qualified stock option grants, and the value of all shares of restricted stock and RSU grants, under the 1996 Plan were set at the closing price of a share of the Company’s common stock on the date of grant, as reported by the New York Stock Exchange. The annual grants under the 1996 Plan are generally made during the first quarter of the Company’s fiscal year. The Company also issues equity instruments in the form of RSUs under its Management Stock Purchase Plan (MSPP), and Director Stock Purchase Plan (DSPP) (see note 9).

As of June 30, 2006, the Company had 2,397,842 non-qualified stock options outstanding. During the three months ended September 30, 2006 the Company made grants of 364,950 non-qualified stock options at a weighted average exercise price of $54.38. During the same period 39,584 options were exercised and 40,269 options were forfeited, leaving a balance at September 30, 2006 of 2,682,939 non-qualified stock options outstanding. As of June 30, 2006, the Company had 253,730 RSUs and shares of restricted stock outstanding. During the three months ended September 30, 2006, the Company made grants of 84,500 shares of restricted stock at a weighted average exercise price of $54.36. During the same period, 12,713 shares of restricted stock were forfeited, leaving a balance at September 30, 2006 of 325,517 RSUs and shares of restricted stock outstanding. Under the terms of the stock option and restricted stock agreements, grantees retiring at or after age 65 will vest in 100 percent of their awards. The Company recognizes the expense associated with stock options, restricted stock, and RSUs granted to employees that have reached, or are close to reaching, age 65, in accordance with Issue No. 19 of the FASB’s EITF Bulletin No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, (EITF 00-23). EITF 00-23 Issue 19 requires that the value of equity instruments awarded to employees who are eligible for retirement, and that contain terms which provide for immediate vesting upon retirement, be recognized in full upon grant. Issue 19 of EITF 00-23 also requires that the value of such equity instruments granted to employees nearing retirement age be recognized ratably over the period from the date of grant to the date the grantee is eligible for retirement. Immediate recognition of expense (the non-substantive vesting method) is required under Issue 19 of EITF 00-23 even when the grantee has remained or plans to remain an employee of the Company beyond the eligible retirement age. During the three months ended September 30, 2006, the Company recognized approximately $1.1 million of stock compensation expense for awards made under the 1996 Plan to employees aged 65 or older at the date of grant.

As of September 30, 2006, there was $24.3 million of total unrecognized compensation cost related to stock options scheduled to be recognized over a weighted average period of 3.8 years, and $10.1 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 2.1 years.

9.	Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP, and DSPP in November 2002, and implemented these plans beginning July 1, 2003. These plans provide employees, management, and directors with an opportunity to acquire or increase ownership interest in the Company through the purchase of shares of the Company’s common stock, subject to certain terms and conditions. There are 500,000, 300,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of each quarter. Eligible employees are provided the opportunity to acquire Company common stock once each quarter. The maximum number of shares that an eligible employee could purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the offering period.

The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 to comply with SFAS No. 123R non-compensatory requirements. Accordingly, there is no expense associated with shares acquired under the ESPP for the three-month periods ended September 30, 2006 and 2005.

As of September 30, 2006, participants have purchased approximately 406,000 shares under the ESPP at a weighted-average price per share of $44.73. Of these shares, approximately 23,000 were purchased during the three months ended September 30, 2006, at a weighted-average price per share of $55.41.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 30 percent of their annual bonus. Beginning with the fiscal year ended June 30, 2006, RSUs awarded in lieu of bonuses earned are granted at 95 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange. For bonuses earned during the fiscal years ended June 30, 2003, 2004 and 2005, RSUs were granted at 85 percent of the price of a share of Company common stock on the date of grant.

RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

As of September 30, 2006, the Company had granted 96,090 RSUs under the MSPP at a weighted-average purchase price of $36.91, as adjusted for the applicable discounts. Of these, 14,145 RSUs were granted during the three months ended September 30, 2006.

Since July 1, 2003, 35,452 of the RSUs granted under the MSPP have vested, and 14,691 have been forfeited, leaving 45,947 RSUs outstanding under the MSPP as of September 30, 2006. Shares underlying the forfeited RSUs are credited back to the MSPP and become available for future grants.

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 50 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock. As of September 30, 2006, 3,806 RSUs had been granted under the DSPP at a weighted-average price per share of $46.54, and of these, 249 were granted during the three months ended September 30, 2006 at a weighted average price per share of $49.16. Since July 1, 2003, 907 RSUs granted under the DSPP have vested, leaving 2,899 outstanding as of September 30, 2006.

10.	Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Enacted statutory tax rates are used to calculate the tax consequences of these temporary differences. During the three months ended September 30, 2005, the Company recorded $0.6 million of research and development credits in accordance with Internal Revenue Code Section 174. The provisions of this section expired effective December 31, 2005, and, as of the date of this report, have not been extended. As a result, the Company has not reflected the benefits of any research and development credits in the condensed consolidated statement of operations for the three months ended September 30, 2006. The Company continues to aggregate creditable costs and will record the benefits in the period, if any, in which the credit is extended.

11.	Earnings Per Share

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options, restricted shares and restricted stock units calculated using the treasury stock method. The chart below shows the calculation of basic and diluted earnings per share for the three month periods ended September 30, 2006 and 2005, respectively (amounts in thousands except per share data):

	Three Months Ended September 30,
	2006	2005
Net income	$18,803	$19,123

Weighted-average number of basic shares outstanding during the period	30,629	30,073
Dilutive effect of stock options, restricted shares, and restricted stock units after application of the treasury stock method	649	929

Weighted-average number of diluted shares outstanding during the period	31,278	31,002

Basic earnings per share	$0.61	$0.64

Diluted earnings per share	$0.60	$0.62

12.	Business Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide information technology and communications solutions through all four of the Company’s major service offerings: systems integration, network services, knowledge management and engineering services. Its customers are primarily U.S. federal agencies, however the Company also serves customers in the commercial and state and local sectors and, from time to time, serves a number of agencies of foreign governments. International operations offer services to both commercial and government customers primarily through the Company’s systems integration line of business. The Company evaluates the performance of its operating segments based on income before income taxes. Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(amounts in thousands)	Domestic	International	Total
Three Months Ended September 30, 2006

Revenue from external customers	$449,570	$18,053	$467,623
Income before income taxes	28,987	1,339	30,326

Three Months Ended September 30, 2005

Revenue from external customers	$409,241	$13,865	$423,106
Income before income taxes	28,749	1,126	29,875

Item 2. Management’s Discussion and Analysis of Financial Condition & Results of Operations

Forward Looking Statements

There are statements made herein which do not address historical facts and, therefore could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and the United Kingdom, including conditions that result from terrorist activities or war; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects in the event of a priority need for funds, such as homeland security, the war on terrorism or rebuilding Iraq; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest etc.) and termination risks; the results of government investigations into allegations of improper actions related to the provision of services in support of U.S. military operations in Iraq; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding the continued independence of the Company; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, and (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; our own ability to achieve the objectives of near term or long range business plans; and other risks described in the Company’s Securities and Exchange Commission filings.

Overview

The following discussion and analysis of the Company’s financial condition and results of operations is provided to enhance the understanding of, and should be read together with, the Company’s unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

The Company is a leading provider of information-based systems, integrated solutions and services to the U.S. government. The Company derived approximately 95% of its revenues during both the three months ended September 30, 2006 and 2005, from contracts with U.S. government agencies. The Company also provides services to state and local governments and commercial customers.

Results of Operations For the Three Months Ended September 30, 2006 and 2005

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended September 30, 2006 (FY2007) and 2005 (FY2006), respectively:

(dollars in thousands)	First Quarter				Change
	FY2007		FY2006		$	%
Department of Defense (DoD)	$334,101	71.4%	$307,208	72.6%	$26,893	8.8%
Federal Civilian Agencies	107,845	23.1	93,060	22.0	14,785	15.9
Commercial	21,005	4.5	16,509	3.9	4,496	27.2
State and Local Governments	4,672	1.0	6,329	1.5	(1,657)	(26.2)

Total	$467,623	100.0%	$423,106	100.0%	$44,517	10.5%

For the three months ended September 30, 2006, total revenue increased by 10.5% or $44.5 million, over the same period a year ago. This growth in revenue was driven primarily by the higher volume of work from Department of Defense (DoD) and Federal Civilian Agency customers. This work was primarily generated from acquisitions completed during FY2006. Revenue from existing operations decreased by 3.7% or $15.5 million due to the loss of certain re-compete work, the downturn in certain Department of Justice (DoJ) litigation efforts, and the divestiture of certain tasks under the Company’s Surface Ship Maintenance Improvement Program (SSMIP).

Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. The Company’s acquired revenue in the first quarter of FY2007 is as follows (in millions):

Information Systems Support, Inc. (ISS)	$37.8
AlphaInsight Corporation (AI)	12.2
National Security Research, Inc. (NSR)	5.4
Others	4.6

Total	$60.0

DoD revenue increased 8.8%, or $26.9 million, for the three months ended September 30, 2006, as compared to the same period a year ago. Of this increase, $37.4 million was attributable to the Company’s acquisitions while revenue from existing operations decreased by $10.5 million. This decrease in revenue from existing operations was due to the loss of certain recompete work and the divestiture of work within the SSMIP contract. DoD revenue includes services provided to the U.S. Army, its largest customer, where Company services focus on supporting readiness, tactical military intelligence, and communications of the warfighter in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies for whom the Company provides various systems integration, engineering, network, and knowledge management services.

Revenue from Federal Civilian Agencies increased 15.9%, or $14.8 million, for the quarter ended September 30, 2006, driven primarily by acquisitions. Approximately 16% of the Federal Civilian Agency revenue for the quarter was derived from DoJ, for whom the Company provides litigation support services and maintains a debt collection system. Revenue from DoJ was $16.8 million and $22.7 million for the three months ended September 30, 2006 and 2005, respectively. This decrease in revenue earned from DoJ resulted from the reduced level of services provided to support both DoJ litigation efforts involving the tobacco industry and the Department of Energy. Federal Civilian Agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial revenue increased 27.2%, or $4.5 million, during the first quarter of FY2007 as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. The international operations accounted for 86% or $18.1 million of the total Commercial revenue, while the domestic operations accounted for 14% or $2.9 million. The entire growth in Commercial revenue came from international operations within the United Kingdom (UK). Growth in the UK was generated by two acquisitions completed in FY2006. This increase was partly offset by a downturn in domestic Commercial revenue primarily from a decrease in the level of software sales and services.

Revenue from State and Local Governments decreased by 26.2%, or $1.7 million, for the quarter ended September 30, 2006, as compared to the same period a year ago. This decrease was attributable to a decrease in demand for information technology services that were provided across a number of states. Revenue from State and Local Governments represented 1.0% and 1.5% of the Company’s total revenue for the three months ended September 30, 2006 and 2005, respectively.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the quarters ended September 30, 2006 (FY2007) and 2005 (FY2006), respectively.

(dollars in thousands)	Dollar Amount First Quarter		Percentage of Revenue First Quarter		Increase (Decrease)
	FY2007	FY2006	FY2007	FY2006	$	%
Revenue	$467,623	$423,106	100.0%	100.0%	$44,517	10.5%

Costs of revenue
Direct costs	300,727	270,877	64.3	64.0	29,850	11.0
Indirect costs and selling expenses	119,855	111,206	25.7	26.3	8,649	7.8
Depreciation and amortization	10,506	7,535	2.2	1.8	2,971	39.4

Total costs of revenue	431,088	389,618	92.2	92.1	41,470	10.6

Income from operations	36,535	33,488	7.8	7.9	3,047	9.1
Interest expense, net	6,209	3,613	1.3	0.9	2,596	71.9

Income before income taxes	30,326	29,875	6.5	7.0	451	1.5
Income taxes	11,523	10,752	2.5	2.5	771	7.2

Net income	$18,803	$19,123	4.0%	4.5%	$(320)	(1.7)%

Income from operations during the quarter ended September 30, 2006 was $36.5 million. This is an increase of $3.0 million over income from operations of $33.5 million for the quarter ended September 30, 2005. The Company’s operating margin was 7.8% compared with 7.9% during the same period a year ago. The decrease in operating margin was due primarily to higher depreciation and amortization expense associated with recent acquisitions.

As a percentage of revenue, direct costs were 64.3% and 64.0% for the quarters ended September 30, 2006 and 2005, respectively. Direct costs include direct labor and “other direct costs” such as equipment purchases, subcontractor costs and travel expenses. Other direct costs, which are common in our industry, typically are incurred in response to specific client tasks, and vary from period to period.

The single largest component of direct costs, direct labor, was $134.9 million and $123.4 million for the first quarters of FY2007 and FY2006, respectively. This increase in direct labor was attributable to acquisition activity which added approximately 1,500 new employees to the Company. Other direct costs were $165.8 million and $147.5 million during the first quarter of FY2007 and FY2006, respectively. This increase was primarily the result of increased volume of tasking across system integration and engineering services within the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. Many of these expenses are highly variable and have grown in dollar volume generally in proportion to the growth in revenue. As a percentage of revenue, indirect costs and selling expenses were 25.7% and 26.3% for the three months ended September 30, 2006 and 2005, respectively. The decrease in percentage is primarily the result of the Company’s success in integrating its acquired businesses. Indirect costs and selling expenses included a reduction of $0.5 million for the three months ended September 30, 2006, related to the Company’s sale of certain tasks within its SSMIP contract and its related line of business to an unrelated third party as a result of an organizational conflict of interest.

Another component of indirect costs and selling expenses is stock compensation expense. Total stock compensation expense was $4.4 million and $7.0 million for the three months ended September 30, 2006 and 2005, respectively. For certain grants made to employees who were 65 or older, the full value of the underlying grant is expensed immediately on the date of the grant, rather than amortized over a period of time because the options are fully vested at the date of grant. The Company’s stock compensation expense for the first quarter of each fiscal year is expected to be higher than for the remaining quarters due to grants occurring in the first quarter to employees at or above the age of 65. The decline in stock compensation expense during the first three months of FY2007 as compared to the same period a year ago was primarily the result of certain key executives retiring who were over the age of 65 and also an overall decrease in the amount of stock grants that were issued.

Depreciation and amortization expense was $10.5 million and $7.5 million for the three months ended September 30, 2006, and 2005, respectively. This increase of $3.0 million, or 39.4%, is primarily the result of increased intangible amortization of assets acquired in the three recent acquisitions of ISS, AI, and NSR. These intangible assets are being amortized on an accelerated basis.

Interest expense increased $2.6 million or 71.9% during the quarter ended September 30, 2006 as compared to the same period a year ago. The majority of the costs were related to the Company’s borrowings under the 2004 Credit Facility. The increase in interest expense during the quarter was due to higher interest rates and the increased borrowings of the Company that were used in its acquisition activity in FY2006. The Company is required to repay a minimum of $3.5 million annually under the terms of the 2004 Credit Facility.

The effective income tax rates for the quarters ended September 30, 2006 and September 30, 2005 were 38.0% and 36.0%, respectively. During the quarter ended September 30, 2005, the Company realized tax benefits associated with research and development credits that were generated primarily from activities of the D&IG business. The section of the Internal Revenue Code which provides for the research and development credit expired effective December 31, 2005, and as of the date of this report has not been extended. As a result, the Company has not recorded any such benefits during its first quarter of FY2007. The Company continues to aggregate creditable costs and will report the benefits if and when the credit is extended.

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations, and its available credit facilities, have provided adequate liquidity and working capital to fund the Company’s operational needs. Cash flows from operations totaled $42.5 million and $38.2 million for the three months ended September 30, 2006 and 2005, respectively.

In 2004 the Company entered into a $550.0 million credit facility (the 2004 Credit Facility), which includes a $200.0 million revolving credit facility (the Revolving Facility), and a $350.0 million institutional term loan (the Term Loan). The initial borrowings under the 2004 Credit Facility were $422.6 million, of which $341.3 million was outstanding under the Term Loan at September 30, 2006.

The Revolving Facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200.0 million, with annual sublimits on amounts borrowed for acquisitions. The Revolving Facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of this facility. During the quarter ended September 30, 2006, the Company paid down borrowings of $25.0 million under the Revolving Facility.

The Term Loan portion of the 2004 Credit Facility is a seven-year secured facility under which principal payments are due in quarterly installments of $0.9 million at the end of each fiscal quarter through March 2011, and the balance of $325.5 million is due in full on May 2, 2011.

Interest rates for both Revolving Facility and Term Loan borrowings are based on LIBOR, or the higher of the prime rate or federal funds rate, plus applicable margins. Margin and unused fee rates are determined quarterly based on the Company’s leverage ratios. The Company is expected to operate within certain limits on leverage, net worth and fixed-charge coverage ratios throughout the term of the 2004 Credit Facility. The total costs associated with securing the 2004 Credit Facility, including costs incurred in 2005 to amend the 2004 Credit Facility to reduce the margins applicable to the LIBOR and prime and federal funds rate factors, were approximately $8.7 million, and are being amortized over the life of the 2004 Credit Facility.

The Company also has amounts due under a lease agreement classified as a capital lease for reporting purposes, amounts due under a mortgage note payable, and maintains a line of credit facility in the United Kingdom. The total amount of reported principal due under the capital lease agreement and mortgage note payable was $1.8 million at September 30, 2006. The total amount available under the line-of-credit facility in the U.K., which is scheduled to expire in December 2006, is approximately $0.9 million. As of September 30, 2006, the Company had no borrowings under this facility.

Cash and cash equivalents were $40.6 million and $24.7 million at September 30, 2006 and June 30, 2006, respectively. The Company’s operating cash flow increased to $42.5 million for the first quarter of FY2007, as compared to $38.2 million in the same period a year ago. The strength in operating cash flows during both periods reflects strong collection activity from receivables billed during the last quarter of each fiscal year.

The Company used cash in investing activities of $2.9 million and $3.6 million for the three months ended September 30, 2006 and 2005, respectively. This cash was used primarily for the purchases of office and computer related equipment in support of normal business requirements.

Cash used in financing activities was $23.8 million in the first quarter of FY2007, while cash provided by financing activities was $3.5 million for the first quarter of FY2006. This decrease was primarily attributable to a $25.0 million repayment of borrowings under the Company’s Revolving Facility. The Company had no similar repayments in the first quarter of FY2006.

Cash flows from financing activities continued to benefit from proceeds received from the exercise of stock options, and purchases of stock under the Company’s Employee Stock Purchase Plan. Proceeds from these activities totaled $3.3 million and $6.4 million during the first quarters of FY2007 and FY2006, respectively. These amounts were offset by cash used to purchase stock to fulfill obligations under the Employee Stock Purchase Plan. Cash used to acquire stock was $1.3 million and $3.0 million during the first quarter of FY2007 and FY2006, respectively.

The Company believes that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand, will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, and other working capital requirements.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company uses off-balance sheet arrangements primarily to finance the lease of operating facilities. With the exception of a building acquired in connection with an acquisition completed during the year ended June 30, 2004, the Company currently finances the use of all of its office and warehouse facilities through operating leases.

Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. The Company generally assumes the lease rights and obligations of companies acquired in business combinations and continues financing equipment under operating leases until the end of the lease term following the acquisition date. The Company generally does not finance capital expenditures with operating leases, but instead finances such purchases with available cash balances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. The Company has the ability to manage these fluctuations in part through interest rate hedging alternatives. A 1.0% change in interest rates on variable rate debt would have resulted in the Company’s interest expense fluctuating by approximately $0.7 million for the quarter ended September 30, 2006.

Approximately 3.9% and 3.3% of the Company’s total revenues in the first three months of FY2007 and FY2006, respectively, were derived from our international operations, primarily in the United Kingdom. The Company’s practice in its international operations is to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2006, the Company held pounds sterling in the United Kingdom equivalent to approximately $11.2 million. This allows the Company to better utilize its cash resources on behalf of its foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Item 4. Controls and Procedures

As of the end of the 92 day period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitation, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to appropriate levels of management.

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

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2006.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Saleh, et al.v. Titan Corp., et al, Case No. 05 CV 1165 (D.D.C.)

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2006, for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of California against CACI International Inc, CACI, INC-FEDERAL, CACI N.V., and former CACI employee, Stephen A. Stefanowicz, among other defendants, seeking a permanent injunction, declaratory relief, compensatory and punitive damages, treble damages and attorney’s fees arising out of defendant’s alleged act against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, CACI filed a motion for summary judgment in the case on August 4, 2006. The Plaintiffs and the Company have disagreed on the discovery that Plaintiffs should receive for purposes of opposing the Company’s summary judgment motion. That discovery dispute is pending for resolution by the Court.

Ibrahim, et al. v. Titan Corp. et al., Case No. 1:04-CV-01248-JR (D.D.C. 2004)

Reference is made to Part 1, Item 3, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2006 for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia against CACI International Inc, CACI, INC-FEDERAL, CACI N.V. and Titan Corporation, seeking compensatory and punitive damages for physical injury, emotional distress, and/or wrongful death allegedly suffered as a result of defendants’ wrongful acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, the parties placed discovery in abeyance pending the resolution by the U.S. District Court for the District of Columbia of the discovery dispute in the Saleh case.

The Company is vigorously defending the above-described legal proceedings, and, based on its present knowledge of the facts, the Company believes the lawsuits are completely without merit.

Item 1A. Risk Factors

There were no material changes from the Risk Factors previously disclosed in our Form 10-K for the Year Ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below are equity securities purchased during the quarter in order to satisfy the Company’s obligations under its Employee Stock Purchase Plan (ESPP):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2006	23,226	$55.41	405,875	94,125
August 2006	—	—	—	—
September 2006	—	—	—	—

Total	23,226	$55.41	405,875	94,125

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended to date, is incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2000.

3.2	By-laws of the Registrant, as amended to date, are incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2000.

4.1	Rights Agreement dated as of July 11, 2003, between CACI International Inc and American Stock Transfer and Trust Company as Rights Agent, is incorporated by reference to the Form 8-K filed July 11, 2003.

4.2	Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of CACI International Inc is incorporated by reference to the Form 8-K filed July 11, 2003.

4.3	Form of Right Certificate is incorporated by reference to the Form 8-K filed July 11, 2003.

31.1	Section 302 Certification	Dr. J.P. London

31.2	Section 302 Certification	Mr. Stephen L. Waechter

32.1	Section 906 Certification	Dr. J.P. London

32.2	Section 906 Certification	Mr. Stephen L. Waechter

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: November 9, 2006	By:	/s/ Dr. J. P. London
Dr. J. P. London Chairman of the Board, President Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2006	By:	/s/ Stephen L. Waechter
Stephen L. Waechter Executive Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)