Form 10-Q
period 2006-12-31
CACI INTERNATIONAL INC /DE/
filed 2007-02-09
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 5, 2007: CACI International Inc Common Stock, $0.10 par value, 30,765,224 shares.

CACI INTERN ATIONAL INC

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,
	2006	2005
Revenue	$476,909	$419,530

Costs of revenue:
Direct costs	311,464	270,740
Indirect costs and selling expenses	119,426	101,621
Depreciation and amortization	9,054	7,942

Total costs of revenue:	439,944	380,303

Income from operations	36,965	39,227
Interest expense, net	5,362	3,777

Income before income taxes	31,603	35,450
Income taxes	11,140	13,180

Net income	$20,463	$22,270

Basic earnings per share	$0.67	$0.74

Diluted earnings per share	$0.65	$0.72

Weighted-average basic shares outstanding	30,696	30,130

Weighted-average diluted shares outstanding	31,440	30,985

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended December 31,
	2006	2005
Revenue	$944,532	$842,636

Costs of revenue:
Direct costs	612,191	541,617
Indirect costs and selling expenses	239,281	212,827
Depreciation and amortization	19,560	15,477

Total costs of revenue	871,032	769,921

Income from operations:	73,500	72,715
Interest expense, net	11,571	7,390

Income before income taxes	61,929	65,325
Income taxes	22,663	23,932

Net income	$39,266	$41,393

Basic earnings per share	$1.28	$1.38

Diluted earnings per share	$1.25	$1.34

Weighted-average basic shares outstanding	30,662	30,102

Weighted-average diluted shares outstanding	31,378	30,999

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(amounts in thousands, except per share data)

	December 31, 2006	June 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$69,335	$24,650
Accounts receivable, net	378,303	392,013
Prepaid expenses and other current assets	35,955	33,166

Total current assets	483,593	449,829

Goodwill	724,573	722,458
Intangible assets, net	97,223	109,726
Property and equipment, net	23,575	25,082
Accounts receivable, long-term, net	9,740	10,170
Other long-term assets	56,381	50,825

Total assets	$1,395,085	$1,368,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,544	$3,543
Accounts payable	52,503	44,921
Accrued compensation and benefits	84,562	93,398
Other accrued expenses	68,599	69,503

Total current liabilities	209,208	211,365

Notes payable, net of current portion	337,545	364,317
Other long-term liabilities	49,140	47,049

Total liabilities	595,893	622,731

Shareholders’ equity:
Common stock $0.10 par value, 80,000 shares authorized, 38,535 and 38,403 shares issued and outstanding, respectively	3,854	3,840
Additional paid-in capital	326,777	314,573
Retained earnings	481,968	442,702
Accumulated other comprehensive income	8,189	5,840
Treasury stock, at cost (7,784 shares)	(21,596)	(21,596)

Total shareholders’ equity	799,192	745,359

Total liabilities and shareholders’ equity	$1,395,085	$1,368,090

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Six Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,266	$41,393
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	19,560	15,477
Amortization of deferred financing costs	710	710
Stock-based compensation expense	7,269	9,683
Deferred income tax expense	290	379
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	15,308	5,231
Prepaid expenses and other assets	(3,170)	(1,153)
Accounts payable and other accrued expenses	2,934	(9,204)
Accrued compensation and benefits	(9,690)	(10,131)
Income taxes payable and receivable	(6,358)	(9,564)
Other liabilities	4,273	4,278

Net cash provided by operating activities	70,392	47,099

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,036)	(6,569)
Cash paid for business acquisitions, net of cash acquired	(261)	(36,879)
Other	(952)	(2,119)

Net cash used in investing activities	(5,249)	(45,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made under long-term obligations	(26,771)	(1,872)
Proceeds from employee stock purchase plans	3,392	4,506
Proceeds from exercise of stock options	3,993	3,860
Repurchases of common stock	(2,684)	(4,651)
Other	975	1,245

Net cash (used in) provided by financing activities	(21,095)	3,088

Effect of exchange rate changes on cash and cash equivalents	637	(427)

Net increase in cash and cash equivalents	44,685	4,193
Cash and cash equivalents, beginning of period	24,650	132,965

Cash and cash equivalents, end of period	$69,335	$137,158

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$26,496	$33,310

Cash paid during the period for interest	$10,219	$8,044

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net income	$20,463	$22,270	$39,266	$41,393
Change in foreign currency translation adjustment	2,233	(1,169)	2,996	(1,719)
Change in fair value of interest rate swap agreement, net	(200)	179	(647)	823

Comprehensive income	$22,496	$21,280	$41,615	$40,497

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CACI International Inc and subsidiaries (CACI or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2006. The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

2.	New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF 06-3). The EITF reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this issue. The EITF also concluded that once the new standard is effective (January 1, 2007), a company should disclose the amount of such taxes for periods in which these taxes included in gross revenues are considered material. The Company collects and remits sales taxes on equipment that it purchases and sells under its contracts with customers, and reports such amounts under the gross method as revenue, and as other direct costs, in its consolidated statements of operations. The Company has evaluated the amount of sales taxes collected and remitted in recent years and determined that such amounts are immaterial and disclosure will therefore not be required. The Company will monitor amounts of sales taxes collected and remitted in future periods and will disclose such amounts if they are material.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN No. 48 will be effective July 1, 2007 for CACI. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial statements and related disclosures.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires companies to recognize in their balance sheets any under- or over-funded status of defined benefit post-retirement plans and applies to the post-retirement medical benefits offered to certain current and former executives, and to the supplemental retirement plan covering the president of the Company’s U.S. operations. SFAS No. 158 will be effective for the Company as of June 30, 2007. Management does not expect the adoption of SFAS No. 158 to have a material effect on the Company’s results of operations or its financial position.

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

3.	Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2006 and June 30, 2006, consisted of the following (cost approximates fair value):

	December 31,	June 30,
	2006	2006
	(dollars in thousands)

Money market funds	$69,335	$17,675
Cash	—	6,975

Total cash and cash equivalents	$69,335	$24,650

4.	Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of approximately $4.5 million and $4.6 million at December 31, 2006 and June 30, 2006, respectively. Accounts receivable consisted of the following:

	December 31, 2006	June 30, 2006
	(dollars in thousands)
Billed receivables:
Billed receivables	$291,312	$300,903
Billable receivables at end of period	49,873	48,176

Total billed receivables	341,185	349,079

Unbilled receivables:
Unbilled pending receipt of contractual documents authorizing billing	37,118	42,934
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	9,740	10,170

Total unbilled receivables	46,858	53,104

Total accounts receivable, net	$388,043	$402,183

5.	Intangible Assets

Intangible assets were as follows:

	December 31	June 30,
	2006	2006
	(dollars in thousands)
Customer contracts and related customer relationships	$157,197	$160,049
Covenants not to compete	1,682	1,682
Other	746	746

Intangible assets, at cost	159,625	162,477
Less accumulated amortization	62,402	52,751

Total intangible assets, net	$ 97,223	$109,726

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all intangible assets as of December 31, 2006 is 8.0 years, and the weighted-average remaining period of amortization is 6.0 years. Effective July 16, 2006, the Company sold its rights under certain tasks of a contract relating to the Surface Ship Maintenance Improvement Program (SSMIP) to an unrelated third party (see Note 7). As a result of this sale, $3.2 million of fully amortized intangible assets were removed from cost of intangible assets and accumulated amortization during the first quarter of fiscal year ending June 30, 2007. Expected amortization expense for the remainder of the fiscal year ending June 30, 2007, and for each of the fiscal years thereafter, is as follows (in thousands):

Amount
(dollars in thousands)
Year ending June 30, 2007	$12,761
Year ending June 30, 2008	22,854
Year ending June 30, 2009	20,295
Year ending June 30, 2010	17,993
Year ending June 30, 2011	13,388
Thereafter	9,932

$97,223

6.	Notes Payable and Credit Facilities

The details of notes payable are as follows:

	December 31, 2006	June 30, 2006
	(dollars in thousands)
Bank credit facilities:
Revolving credit loans	$ —	$25,000
Term loans	340,375	342,125
Mortgage note payable	714	735

Total long-term debt	341,089	367,860
Less current portion	(3,544)	(3,543)

Long term debt, net of current portion	$337,545	$364,317

Effective May 3, 2004, concurrent with the acquisition of the Defense and Intelligence Group of American Management Systems, Inc. (D&IG), the Company entered into a $550.0 million credit facility (the 2004 Credit Facility), consisting of a $200.0 million revolving credit facility (the Revolving Facility) and a $350.0 million institutional term loan (the Term Loan). The 2004 Credit Facility also provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of December 31, 2006, the Company had $0.1 million of outstanding letters of credit. Accordingly, $199.9 million was available for borrowing as of December 31, 2006.

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

Borrowings under both the Revolving Facility and the Term Loan bear interest at rates based on the London Inter-Bank Offered Rate (LIBOR), or the higher of the prime rate or federal funds rate plus 0.5 percent, as elected by the Company, plus applicable margins based on the leverage ratio as determined quarterly. To date, the Company has elected to apply the LIBOR to outstanding borrowings. As of December 31, 2006, the effective interest rate, excluding the effect of amortization of debt financing costs for the outstanding borrowings under the 2004 Credit Facility, was 6.75 percent.

The 2004 Credit Facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, and a maximum leverage ratio. Substantially all of the Company’s assets serve as collateral under the 2004 Credit Facility. As of December 31, 2006, the Company was in compliance with all of the financial covenants of the 2004 Credit Facility.

The Company capitalized $8.2 million of debt issuance costs in May 2004 associated with the origination of the 2004 Credit Facility. The Company capitalized an additional $0.5 million of financing costs to amend the 2004 Credit Facility in May 2005 by re-pricing downward the margins that are applied to the interest rate options. Other key terms of the 2004 Credit Facility were not changed. All debt financing costs are being amortized from the date incurred to the expiration date of the Term Loan. The unamortized balance of $5.0 million and $5.7 million at December 31, 2006 and June 30, 2006, respectively, is included in “Prepaid expenses and other current assets” and “Other long-term assets” on the accompanying condensed consolidated balance sheets.

Long-term debt as of December 31, 2006 also includes $0.7 million due under a mortgage note payable agreement. The Company assumed obligations of the mortgage as part of its acquisition of MTL Systems, Inc. in January 2004. Outstanding balances under the mortgage note payable bear interest at 5.88 percent, and are secured by an interest in real property located in Dayton, Ohio.

The aggregate maturities of long-term debt at December 31, 2006 are as follows (in thousands):

Twelve months ending December 31,
2007	$3,544
2008	3,547
2009	3,550
2010	3,553
2011	326,431
Thereafter	464

Total long-term debt	$341,089

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

The Company accounts for its interest rate swap agreements under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and has determined that the two swap agreements qualify as effective hedges. Accordingly, the fair value of the interest rate swap agreements at December 31, 2006 of $1.3 million has been reported in “Prepaid expenses and other current assets” with an offset, net of an income tax effect, included in “Accumulated other comprehensive income” in the accompanying condensed consolidated balance sheet. This amount will be reclassified into interest expense as yield adjustments in the period during which the related floating-rate interest is incurred. The decrease in fair value of $0.2 and $0.6 million, which is net of income tax effects, is reported as an adjustment to income in the accompanying consolidated statements of comprehensive income for the three and six months ended December 31, 2006, respectively.

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

Subcontract Purchase Commitment

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available. Based upon that expectation, unit costs incurred to date have been recognized as direct costs at such lowest unit cost in the accompanying condensed consolidated statements of operations. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be $3.9 million, which has not been recorded in the Company’s condensed consolidated financial statements as of December 31, 2006.

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

Notice of Organizational Conflict of Interest

During the year ended June 30, 2006, the Company was formally notified that it performed certain work for a customer that raised organizational conflict of interest (OCI) issues that needed to be addressed. The Company and customer personnel negotiated a resolution to eliminate the OCI issues, which included the sale of certain contract work for which actual or potential OCI issues could not otherwise be mitigated.

Effective July 16, 2006, to comply with the customer’s requirements to mitigate the conflict, the Company sold to a third party its rights under certain tasks of a contract relating to the Surface Ship Maintenance Improvement Program (SSMIP). This conflicted work provided approximately $20.0 million of revenue during the year ended June 30, 2006. As of December 31, 2006, the Company had received $0.8 million for the sale of its rights covering the conflicted work, and anticipates receiving additional consideration depending on the amount of funding ultimately received by the purchaser. The sale did not have a material impact on the Company’s consolidated financial statements. The net proceeds were, and any future payments will be, recorded as an offset against indirect costs and selling expenses on the Company’s consolidated statements of operations.

8.	Stock Based Compensation

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123R, Share-Based Payments (SFAS No. 123R) using the modified retrospective transition method. A summary of the components of stock-based compensation expense recognized during the three and six months ended December 31, 2006 and 2005, together with the income tax benefits realized, is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Stock-based compensation included in indirect costs and selling expense:
Non-qualified stock option expense	$1,603	$1,620	$4,663	$7,401
Restricted stock and restricted stock unit expense	1,233	1,050	2,606	2,282

Total stock-based compensation expense	$2,836	$2,670	$7,269	$9,683

Income tax benefit recognized for stock-based compensation expense	$ 944	$ 847	$2,617	$3,547

SFAS No. 123R affects the classification of cash flows by requiring that certain income tax benefits realized upon the exercise of stock options or the vesting of restricted shares or restricted stock units be reported as financing cash flows. During the six months ended December 31, 2006 and 2005, the Company recognized $0.7 million and $1.2 million, respectively, of excess tax benefits, which have been reported as financing cash inflows in the accompanying condensed consolidated statements of cash flows.

The Company issues non-qualified stock options and shares of restricted stock (restricted stock units (RSUs) through December 31, 2005) on an annual basis to its directors and key employees under the 2006 Stock Incentive Plan (the 2006 Plan). The 2006 Plan was approved by the Company’s stockholders in November 2006. Previous grants were made under the 1996 Stock Incentive Plan (the 1996 Plan). During the three and six months ended December 31, 2006, the exercise price of all non-qualified stock option grants, and the value of all shares of restricted stock and RSU grants, were set at the closing price of a share of the Company’s common stock on the date of grant, as reported by the New York Stock Exchange. Annual grants under the 2006 Plan (and previous grants under the 1996 Plan) are generally made during the first quarter of the Company’s fiscal year. The Company also issues equity instruments in the form of RSUs under its Management Stock Purchase Plan (MSPP), and Director Stock Purchase Plan (DSPP) (see Note 9).

The activity related to non-qualified stock options and RSUs/restricted shares during the six months ended December 31, 2006 is as follows:

	Non-qualified stock options	RSUs/ restricted shares
Outstanding, June 30, 2006	2,397,842	253,730
Granted	397,850	94,100
Exercised	(130,815)	(1,133)
Forfeited	(68,549)	(17,485)

Outstanding, December 31, 2006	2,596,328	329,212

Weighted average exercise price of stock option grants	$54.83

Weighted average grant date fair value for RSUs/restricted shares		$54.70

Under the terms of the stock option and RSU/restricted stock agreements, grantees retiring at or after age 65 will vest in 100 percent of their awards. The Company recognizes the expense associated with stock option, restricted stock and RSUs granted to employees who have reached age 65 in full at the time of grant. The Company recognizes the expense associated with stock option, restricted stock or RSUs granted to employees nearing retirement age ratably over the period from the date of grant to the date the grantee is eligible for retirement. This treatment is referred to as the non-substantive vesting method and is applied even if the employee has remained or plans to remain an employee of the Company beyond the eligible retirement age. During the six months ended December 31, 2006 and 2005, the Company recognized approximately $1.1 million and $4.8 million, respectively, of stock compensation expense for awards made to employees aged 65 or older at the date of grant.

As of December 31, 2006, there was $22.6 million of total unrecognized compensation cost related to stock options scheduled to be recognized over a weighted average period of 3.5 years, and $9.1 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted average period of 1.9 years.

9.	Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP, and DSPP in November 2002, and implemented these plans beginning July 1, 2003. The MSPP was subsequently amended in November 2006. These plans provide employees, management, and directors with an opportunity to acquire or increase ownership interest in the Company through the purchase of shares of the Company’s common stock, subject to certain terms and conditions. There are 500,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of each quarter. Eligible employees are provided the opportunity to acquire Company common stock once each quarter. The maximum number of shares that an eligible employee could purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the offering period. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory under SFAS No. 123R. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP for the three or six month periods ended December 31, 2006 and 2005. As of December 31, 2006, participants have purchased approximately 430,000 shares under the ESPP at a weighted average price per share of $45.14. Of these shares, approximately 24,000 were purchased during the three months ended December 31, 2006, at a weighted average price per share of $52.26.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 30 percent of their annual bonus. Beginning with the fiscal year ended June 30, 2006, RSUs awarded in lieu of bonuses earned are granted at 95 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange. For bonuses earned during the fiscal years ended June 30, 2003, 2004 and 2005, RSUs were granted at 85 percent of the price of a share of Company common stock on the date of grant. RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period. As of December 31, 2006, the Company had granted 96,090 RSUs under the MSPP at a weighted-average purchase price of $36.91, as adjusted for the applicable discounts. Of these, 14,145 RSUs were granted during the six months ended December 31, 2006. Since July 1, 2003, 35,452 of the RSUs granted under the MSPP have vested, and 14,818 have been forfeited, leaving 45,820 RSUs outstanding under the MSPP as of December 31, 2006. Shares underlying the forfeited RSUs are credited back to the MSPP and become available for future grants. In November 2006, the MSPP was amended and restated. Under the terms of the amended and restated MSPP, the Compensation Committee of the Company’s Board of Directors may authorize the issuance of RSUs at a discount to fair market value of up to 15%, rather than 5%. In addition, the amended and restated MSPP provides for mandatory deferrals of 20% (or a greater or lesser percentage as determined by the Company) of a participant’s annual bonus towards the purchase of RSUs and elective deferrals of up to 100% of a participant’s remaining bonus. The amended and restated MSPP also provides that the Company may grant matching awards, in an amount not to exceed 25% of the participant’s mandatory and elective deferrals, at the discretion of the Compensation Committee.

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 50 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock. As of December 31, 2006, 3,881 RSUs had been granted under the DSPP at a weighted average price per share of $46.80 and of these, 324 were granted during the six months ended December 31, 2006 at a weighted average price per share of $51.67. Since July 1, 2003, 1,765 RSUs granted under the DSPP have vested, leaving 2,116 outstanding as of December 31, 2006.

10.	Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Enacted statutory tax rates are used to calculate the tax consequences of these temporary differences. During the three and six months ended December 31, 2005, the Company recorded $0.3 million and $0.9 million of research and development credits, respectively, in accordance with Internal Revenue Code (IRC) Section 174. The provisions of this section had expired effective December 31, 2005, and were extended retroactively to January 1, 2006 in December 2006. As a result of the retroactive extension, during the three months ended December 31, 2006, the Company recognized $0.4 million of research and development credits attributable to the period January 1, 2006 through June 30, 2006 that were not reflected in the results for that period due to the expiration of IRC Section 174. During the three months ended December 31, 2006, the Company also recognized an additional $0.3 million of research and development credit attributable to research and development activities during the current fiscal year. The Company’s income tax expense for the three and six months ended December 31, 2006 was also impacted by $1.1 million of additional income tax expense related to a review that increased the Company’s effective state rate and $1.5 million related to additional deductions that were not previously recorded attributable to corporate owned life insurance policies.

11.	Earnings Per Share

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options and RSUs/restricted shares calculated using the treasury stock method. The chart below shows the calculation of basic and diluted earnings per share for the three and six month periods ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
(amounts in thousands, except per share amounts)	2006	2005	2006	2005

Net income	$20,463	$22,270	$39,266	$41,393

Weighted average number of basic shares outstanding during the period	30,696	30,130	30,662	30,102

Dilutive effect of stock options and RSUs/restricted shares after application of treasury stock method	744	855	716	897

Weighted average number of diluted shares outstanding during the period	31,440	30,985	31,378	30,999

Basic earnings per share	$0.67	$0.74	$1.28	$1.38

Diluted earnings per share	$0.65	$0.72	$1.25	$1.34

12.	Business Segment Information

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

	Domestic	International	Total
Three Months Ended December 31, 2006
Revenue from external customers	$457,855	$19,054	$476,909
Income before income taxes	30,286	1,317	31,603

Three Months Ended December 31, 2005
Revenue from external customers	$403,432	$16,098	$419,530
Income before income taxes	33,273	2,177	35,450

Six Months Ended December 31, 2006
Revenue from external customers	$907,425	$37,107	$944,532
Income before income taxes	59,272	2,657	61,929

Six Months Ended December 31, 2005
Revenue from external customers	$812,673	$29,963	$842,636
Income before income taxes	62,022	3,303	65,325

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and the United Kingdom, including conditions that result from terrorist activities or war; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects in the event of a priority need for funds, such as homeland security, the war on terrorism or rebuilding Iraq; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest etc.) and termination risks; the results of government investigations into allegations of improper actions related to the provision of services in support of U.S. military operations in Iraq; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, and (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our Securities and Exchange Commission filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We are a leading provider of information-based systems, integrated solutions and services to the U.S. government. We derived approximately 95% of our revenues during the three and six months ended December 31, 2006 and 2005, from contracts with U.S. government agencies. We also provide services to state and local governments and commercial customers.

Factors Affecting our Future Results of Operations

We have recently experienced unexpected reductions in demand for our services on contracts supporting certain operations and maintenance activities in the Department of Defense (DoD). This is the result of the continuing high priority of funding for the warfighter in Iraq and Afghanistan. In addition, as of the date of this report, with the exception of the Department of Homeland Security, all federal civilian agencies are operating under a continuing resolution that is expected to last through the remainder of the U.S. government’s fiscal year ending September 30, 2007. These conditions are causing our customers to defer or reduce work under current contracts.

Other factors which may affect our future results of operations include:

•	an increase in the number and duration of protests of major contract awards received by us, resulting in the delay of the initiation of work;

•	the competitive hiring environment for individuals with high level security clearances; and

•	the recent loss of two recompeted contracts.

Results of Operations for the three months ended December 31, 2006 and 2005.

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31,				Change
(amounts in thousands)	2006		2005		$	%
Department of Defense	$343,000	71.9%	$307,328	73.2%	$35,672	11.6%
Federal Civilian Agencies	106,553	22.4	88,010	21.0	18,543	21.1
Commercial	22,094	4.6	18,380	4.4	3,714	20.2
State & Local Governments	5,262	1.1	5,812	1.4	(550)	(9.5)

Total	$476,909	100.0%	$419,530	100.0%	$57,379	13.7%

For the three months ended December 31, 2006, total revenue increased by 13.7%, or $57.4 million, over the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD and Federal Civilian Agency customers. This work was primarily generated from acquisitions completed during our year ended June 30, 2006. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the three months ended December 31, 2006 is as follows (in millions):

Information Systems Support, Inc. (ISS)	$36.8
AlphaInsight Corporation (AI)	11.4
National Security Research, Inc. (NSR)	0.9
Others	3.9

Total	$53.0

Revenue from existing operations increased by 1.0%, or $4.4 million, for the three months ended December 31, 2006. Existing operations’ revenue growth was impacted by government budget restrictions causing contract delays and cancellations, the loss of certain recompete work, the downturn in certain Department of Justice (DoJ) litigation efforts, an increase in the number and duration of protests of major contract awards we received, and the divestiture of certain tasks under our Surface Ship Maintenance Improvement Program (SSMIP).

DoD revenue increased 11.6%, or $35.7 million, for the three months ended December 31, 2006, as compared to the same period a year ago. The majority of this increase, $31.5 million, was attributable to our acquisitions, while revenue from existing operations increased by $4.2 million. Existing operations’ revenue growth was impacted by government budget restrictions causing contract delays and cancellations, the loss of certain recompete work, an increase in the number and duration of protests of major contract awards we received and the divestiture of work within the SSMIP contract. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the warfighter in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies for whom we provide various systems integration, engineering, network, and knowledge management services.

Revenue from Federal Civilian Agencies increased 21.1%, or $18.5 million, for the three months ended December 31, 2006, as compared to the same period a year ago. Of this increase, $15.5 million was attributable to our acquisitions while revenue from existing operations increased $3.0 million. Existing operations’ revenue growth was impacted by government budget restrictions causing contract delays and cancellations. Approximately 15% of the Federal Civilian Agency revenue for the quarter was derived from DoJ, for whom we provide litigation support services and maintain a debt collection system. Revenue from DoJ was $15.8 million and $17.8 million for the three months ended December 31, 2006 and 2005, respectively. This decrease in revenue earned from DoJ resulted primarily from the reduced level of services provided to support both DoJ litigation efforts involving the tobacco industry and the Department of Energy. Federal Civilian Agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial revenue increased 20.2%, or $3.7 million, during the three months ended December 31, 2006, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 86%, or $19.1 million, of total Commercial revenue, while domestic operations accounted for 14% or $3.0 million. The entire growth in Commercial revenue came from operations within the United Kingdom (UK). The increase in the UK was attributable to an acquisition completed in FY2006 and favorable exchange rates. This increase was partly offset by a downturn in domestic Commercial revenue primarily due to lower software sales and services.

Revenue from State and Local Governments decreased by 9.5%, or $0.6 million, for the three months ended December 31, 2006, as compared to the same period a year ago. This decrease was attributable to a decrease in demand for information technology services that were provided across a number of states. Revenue from State and Local Governments represented 1.1% and 1.4% of our total revenue for the three months ended December 31, 2006 and 2005, respectively.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended December 31, 2006 and 2005, respectively.

	Dollar Amount Three Months Ended December 31,		Percentage of Revenue Three Months Ended December 31,		Increase (Decrease)
(dollars in thousands)	2006	2005	2006	2005	$	%
Revenue	$476,909	$419,530	100.0%	100.0%	$57,379	13.7%

Costs of revenue
Direct costs	311,464	270,740	65.3	64.6	40,724	15.0

Indirect costs and selling expenses	119,426	101,621	25.0	24.2	17,805	17.5

Depreciation and amortization	9,054	7,942	1.9	1.9	1,112	14.0

Total costs of revenue	439,944	380,303	92.2	90.7	59,641	15.7

Income from operations	36,965	39,227	7.8	9.3	(2,262)	(5.8)
Interest expense, net	5,362	3,777	1.2	0.9	1,585	42.0

Income before income taxes	31,603	35,450	6.6	8.4	(3,847)	(10.9)
Income taxes	11,140	13,180	2.3	3.1	(2,040)	(15.5)

Net income	$20,463	$22,270	4.3%	5.3%	$(1,807)	(8.1)%

Income from operations for the three months ended December 31, 2006 was $37.0 million. This is a decrease of $2.3 million, or 5.8%, from income from operations of $39.2 million for the three months ended December 31, 2005. Our operating margin was 7.8% compared with 9.3% during the same period a year ago. This decline in income from operations was due to both direct and indirect costs growing faster than revenue. The disproportionate growth in our direct costs was due to a shift from our direct labor expense to other direct costs (ODCs), which have lower margins, as well as lower margins on acquired revenue. Our indirect costs also increased disproportionately during the current year’s quarter as compared to the same period last year, due primarily to unusually low healthcare related expenses in the prior year.

As a percentage of revenue, direct costs were 65.3% and 64.6% for the three months ended December 31, 2006 and 2005, respectively. Direct costs include direct labor and ODCs such as equipment purchases, subcontractor costs and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks, and vary from period to period. The single largest component of direct costs, direct labor, was $131.7 million and $116.9 million for the three months ended December 31, 2006 and 2005, respectively. This increase in direct labor was attributable to acquisitions completed during our year ended June 30, 2006. ODCs were $179.8 million and $153.8 million during the three months ended December 31, 2006 and 2005, respectively. This increase was primarily the result of increased volume of tasking across system integration and engineering services within the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 25.0% and 24.2% for the three months ended December 31, 2006 and 2005, respectively. This increase in percentage is primarily the result of unusually low healthcare related expenses during the three months ended December 31, 2005. Indirect costs and selling expenses included a reduction of $0.3 million for the three months ended December 31, 2006, related to our sale of certain tasks within our SSMIP contract and its related line of business to an unrelated third party as a result of an organizational conflict of interest. Another component of indirect costs and selling expenses is stock compensation expense. Total stock compensation expense was $2.8 million and $2.7 million for the three months ended December 31, 2006 and 2005, respectively

Depreciation and amortization expense was $9.1 million and $7.9 million for the three months ended December 31, 2006 and 2005, respectively. This increase of $1.1 million, or 14.0%, is primarily the result of increased intangible amortization of assets acquired in the acquisitions of ISS, AI, and NSR during the year ended June 30, 2006. These intangible assets are being amortized on an accelerated basis.

Net interest expense increased $1.6 million, or 42.0%, during the three months ended December 31, 2006 as compared to the same period a year ago. The increase in net interest expense was due to higher interest rates and lower interest income. Interest income decreased as a result of our use of cash to fund acquisitions made during the second half of the year ended June 30, 2006. We are required to repay a minimum of $0.9 million quarterly under the terms of the 2004 Credit Facility.

Income taxes decreased $2.0 million, or 15.5%, during the three months ended December 31, 2006 as compared to the same period a year ago. The decrease was partially attributable to the December 2006 retroactive extension to January 1, 2006 of research and development credits available under IRC Section 174. Research and development credits related to the period January 1, 2006 through June 30, 2006 were reflected in our results of operations during the three month period ended December 31, 2006, the period in which the retroactive extension was enacted. Income tax expense was also impacted by a revision which increased our effective state rate and by deductions attributable to corporate owned life insurance policies that were not previously recorded.

Results of Operations for the six months ended December 31, 2006 and 2005.

Revenue. The table below sets forth revenue by customer segment with related percentages of total revenue for the six months ended December 31, 2006 and 2005, respectively:

	Six Months Ended December 31,				Change
(amounts in thousands)	2006		2005		$	%
Department of Defense	$677,101	71.7%	$614,536	72.9%	$62,565	10.2%
Federal Civilian Agencies	214,398	22.7	181,070	21.5	33,328	18.4
Commercial	43,099	4.5	34,889	4.2	8,210	23.5
State & Local Governments	9,934	1.1	12,141	1.4	(2,207)	(18.2)

Total	$944,532	100.0%	$842,636	100.0%	$101,896	12.1%

For the six months ended December 31, 2006, total revenue increased by 12.1%, or $101.9 million, as compared to the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD and Federal Civilian Agency customers. This work was primarily generated from acquisitions completed during our year ended June 30, 2006. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the six months ended December 31, 2006 is as follows (in millions):

ISS	$74.6
AI	23.6
NSR	6.3
Others	8.6

Total	$113.1

Revenue from existing operations decreased by 1.1%, or $11.2 million, for the six months ended December 31, 2006, due primarily to government budget restrictions causing contract delays and cancellations, an increase in the number and duration of protests of major contract awards received by us resulting in the delay of the initiation of work, the loss of two recompeted contracts, the downturn in certain DoJ litigation efforts, and the divestiture of certain tasks under our SSMIP contract.

DoD revenue increased 10.2%, or $62.6 million, for the six months ended December 31, 2006, as compared to the same period a year ago. Revenue generated from our acquisitions accounted for $68.8 million of growth while revenue from existing operations declined by $6.2 million. This decline in revenue from existing operations is due to government budget restrictions causing contract delays and cancellations, an increase in the number and duration of protests of major contract awards received by us resulting in the delay of the initiation of work, the loss of certain recompete work, and the divestiture of work within our SSMIP contract.

Revenue from Federal Civilian Agencies increased 18.4%, or $33.3 million, during the six months ended December 31, 2006 as compared to the same period a year ago. Of this increase, $31.4 million was a result of our acquisition activity while $1.9 million of the increase was from existing operations. Existing operations’ revenue growth was impacted by government budget restrictions causing contract delays and cancellations. Approximately 15% of the Federal Civilian Agency revenue for the six months ended December 31, 2006 was derived from DoJ, for whom we provide litigation support services and maintain a debt collection system. Revenue from DoJ was $32.6 million and $40.5 million for the six months ended December 31, 2006 and 2005, respectively. This decrease in revenue earned from DoJ resulted primarily from the reduced level of services provided to support both DoJ litigation efforts involving the tobacco industry and the Department of Energy. Federal Civilian Agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial revenue increased 23.5%, or $8.2 million, during the six months ended December 31, 2006 as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for $37.1 million, or 86%, of total Commercial revenue, while domestic operations accounted for $6.0 million, or 14%. The growth in commercial revenue came from operations within the UK. Growth in the UK was generated by two acquisitions completed in FY2006 and favorable exchange rates.

Revenue from State and Local Governments decreased by 18.2%, or $2.2 million, for the six months ended December 31, 2006, as compared to the same period a year ago. This decrease is attributed to a decreased demand for information technology services that were provided across a number of states. Revenue from State and Local Governments represented 1.1% and 1.4% of our total revenue for the six months ended December 31, 2006 and 2005, respectively.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the six months ended December 31, 2006 and 2005, respectively.

	Dollar Amount Six Months Ended December 31,		Percentage of Revenue Six Months Ended December 31,		Increase (Decrease)
(dollars in thousands)	2006	2005	2006	2005	$	%
Revenue	$944,532	$842,636	100.0%	100.0%	$101,896	12.1%

Costs of revenue
Direct costs	612,191	541,617	64.8	64.3	70,574	13.0
Indirect costs and selling expenses	239,281	212,827	25.3	25.3	26,454	12.4
Depreciation and amortization	19,560	15,477	2.1	1.8	4,083	26.4

Total costs of revenue	871,032	769,921	92.2	91.4	101,111	13.1

Income from operations	73,500	72,715	7.8	8.6	785	1.1
Interest expense, net	11,571	7,390	1.2	0.9	4,181	56.6

Income before income taxes	61,929	65,325	6.6	7.7	(3,396)	(5.2)
Income taxes	22,663	23,932	2.4	2.8	(1,269)	(5.3)

Net income	$39,266	$41,393	4.2%	4.9%	$(2,127)	(5.1)%

Income from operations for the six months ended December 31, 2006 was $73.5 million. This is an increase of $0.8 million over income from operations of $72.7 million for the six months ended December 31, 2005. Our operating margin was 7.8% compared with 8.6% during the same period a year ago. This decline in income from operations as a percentage of revenue was due primarily to direct costs growing faster than revenue. The disproportionate growth in our direct costs was primarily due to a shift from our direct labor expense to ODCs, which have lower margins, as well as lower margins on acquired revenue.

As a percentage of revenue, direct costs were 64.8% and 64.3% for the six months ended December 31, 2006 and 2005, respectively. Direct costs include direct labor and ODCs such as equipment purchases, subcontractor costs and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks, and vary from period to period. The single largest component of direct costs, direct labor, was $266.6 million and $240.2 million for the six months ended December 31, 2006 and 2005, respectively. This increase in direct labor was attributable to acquisitions completed during our year ended June 30, 2006. ODCs were $345.6 million and $301.4 million during the six months ended December 31, 2006 and 2005, respectively. This increase was primarily the result of increased volume of tasking across system integration and engineering services within the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 25.3% for both the six months ended December 31, 2006 and 2005. Indirect costs and selling expenses included a reduction of $0.8 million for the six months ended December 31, 2006, related to our sale of certain tasks within our SSMIP contract and its related line of business to an unrelated third party as a result of an organizational conflict of interest. Another component of indirect costs and selling expenses is stock compensation expense. Total stock compensation expense was $7.3 million and $9.7 million for the six months ended December 31, 2006 and 2005, respectively. For certain grants made to employees who were 65 or older, the full value of the underlying grant is expensed immediately on the date of the grant, rather than amortized over a period of time because the options fully vested at the time of the grant. Our stock compensation expense for the first quarter of each fiscal year is expected to be higher than for the remaining quarters due to grants occurring in the first quarter to employees at or above the age of 65. The decline in stock compensation expense during the six months ended December 31, 2006 as compared to the same period a year ago was primarily the result of fewer key executives who were over the age of 65 receiving grants in FY2007 versus FY2006.

Depreciation and amortization expense was $19.6 million and $15.5 million for the six months ended December 31, 2006 and 2005, respectively. As a percentage of revenue, depreciation and amortization expense was 2.1% and 1.8% for the six months ended December 31, 2006 and 2005, respectively. This increase of $4.1 million, or 26.4%, is the result of increased intangible amortization of assets acquired in the recent acquisitions. The intangible assets from these acquisitions are being amortized on an accelerated basis.

We incurred net interest expense of $11.6 million and $7.4 million for the six months ended December 31, 2006 and 2005, respectively. The increase in net interest expense was primarily due to higher interest rates and lower interest income. Interest income decreased as a result of our use of cash to fund acquisitions made during the second half of the year ended June 30, 2006. We are required to repay a minimum of $3.5 million annually under the terms of our credit facility.

Income taxes decreased $1.3 million, or 5.3%, during the six months ended December 31, 2006 as compared to the same period a year ago. The decrease was partially attributable to the December 2006 retroactive extension to January 1, 2006 of research and development credits available under IRC Section 174. Research and development credits related to the period January 1, 2006 through June 30, 2006 were reflected in our results of operations during the six month period ended December 31, 2006, the period in which the retroactive extension was enacted. Income tax expense was also impacted by a revision which increased our effective state rate and by deductions attributable to corporate owned life insurance policies that were not previously recorded.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $70.4 million and $47.1 million for the six months ended December 31, 2006 and 2005, respectively.

We maintain a $550.0 million credit facility (the 2004 Credit Facility), which includes a $200.0 million revolving credit facility (the Revolving Facility), and a $350.0 million institutional term loan (the Term Loan). The initial borrowings under the 2004 Credit Facility were $422.6 million, of which $340.4 million was outstanding under the Term Loan at December 31, 2006.

The Revolving Facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200.0 million, with annual sublimits on amounts borrowed for acquisitions. The Revolving Facility contains an accordion feature under which the facility may be expanded to $300.0 million with prior lender approval. The Revolving Facility permits one, two, three and six month interest rate options. We pay a fee on the unused portion of this facility. During the six months ended December 31, 2006, we paid down borrowings of $25.0 million under the Revolving Facility.

The Term Loan portion of the 2004 Credit Facility is a seven-year secured facility under which principal payments are due in quarterly installments of $0.9 million at the end of each fiscal quarter through March 2011, and the balance of $325.5 million is due in full on May 2, 2011.

Interest rates for both Revolving Facility and Term Loan borrowings are based on LIBOR, or the higher of the prime rate or federal funds rate, plus applicable margins. Margin and unused fee rates are determined quarterly based on our leverage ratios. We are expected to operate within certain limits on leverage, net worth and fixed-charge coverage ratios throughout the term of the 2004 Credit Facility. The total costs incurred related to the 2004 Credit Facility, as amended, were approximately $8.7 million, and are being amortized over the life of the 2004 Credit Facility.

We have amounts due under a lease agreement classified as a capital lease for reporting purposes and amounts due under a mortgage note payable. We also maintain a line of credit facility in the United Kingdom. The total amount of reported principal due under the capital lease agreement and mortgage note payable was $1.5 million at December 31, 2006. The total amount available under the line-of-credit facility in the U.K., which is scheduled to expire in December 2007, is approximately $1.0 million. As of December 31, 2006, we had no borrowings under this facility.

Cash and cash equivalents were $69.3 million and $24.7 million at December 31, 2006 and June 30, 2006, respectively. Our operating cash flow increased to $70.4 million for the six months ended December 31, 2006 as compared to $47.1 million in the same period a year ago. The strength in operating cash flows during both periods reflects strong collection activity from receivables billed during the last quarter of each fiscal year.

We used cash in investing activities of $5.2 million and $45.6 million for the six months ended December 31, 2006 and 2005, respectively. This decrease of $40.4 million was primarily the result of our acquisitions of NSR and Tech Computer Office Limited which were completed during the second quarter of FY2006. Payments made during the first six months of FY2007 for purchases of businesses relate to acquisitions completed in prior years. The remaining cash used in both periods was primarily for the purchases of office and computer related equipment in support of normal business requirements.

Cash used in financing activities was $21.1 million in the six months ended December 31, 2006, while cash provided by financing activities was $3.1 million for the six months ended December 31, 2005. This decrease was primarily attributable to a $25.0 million repayment of borrowings under our Revolving Facility during the six months ended December 31, 2006. We had no similar repayments in the six months ended December 31, 2005.

Cash flows from financing activities continued to benefit from proceeds received from the exercise of stock options, and purchases of stock under our Employee Stock Purchase Plan. Proceeds from these activities totaled $7.4 million and $8.4 million during the six months ended December 31, 2006 and 2005, respectively. These amounts were offset by cash used to purchase stock to fulfill obligations under our Employee Stock Purchase Plan. Cash used to acquire stock was $2.7 million and $4.7 million during the six months ended December 31, 2006 and 2005, respectively.

We believe that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, and other working capital requirements however we may consider other types of financing to support our capital needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives. A 1.0% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $0.6 million and $1.3 million for the three and six months ended December 31, 2006, respectively.

Approximately 3.9% and 3.6% of our total revenues in the six months ended December 31, 2006 and 2005, respectively, were derived from our international operations, primarily in the United Kingdom. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2006, we held pounds sterling in the United Kingdom equivalent to approximately $10.6 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Item 4. Controls and Procedures

As of the end of the 92 day period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer.

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

Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2006.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Saleh, et al. v. Titan Corp., et al, Case No. 04 CV 1143 R (NLS) (S.D. Cal. 2004)

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of California against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V., and former CACI employee Stephen A. Stefanowicz, among other defendants, seeking a permanent injunction, declaratory relief, compensatory and punitive damages, treble damages and attorney’s fees arising out of defendant’s alleged act against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, the U.S. District Court for the District of Columbia granted the motions to dismiss of the individual defendants and former CACI employees Daniel Johnson and Tim Dugan, and denied plaintiff’s motion for reconsideration of the Court’s dismissal of the claims against former CACI employee Stefanowicz. The parties are engaged in discovery in response to CACI’s motion for summary judgment.

Ibrahim, et al. v. Titan Corp., et al., Case No. 1:04-CV-01248-JR (D.D.C. 2004)

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V. and Titan Corporation, seeking compensatory and punitive damages for physical injury, emotional distress, and/or wrongful death allegedly suffered as a result of defendants’ wrongful acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, the parties are engaged in discovery in response to CACI’s motion for summary judgment.

The Company is vigorously defending the above-described legal proceedings, and, based on its present knowledge of the facts, the Company believes the lawsuits are completely without merit.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2006. Except as described below, there have been no material changes from the risk factors described in that report. The information below, which includes one new risk factor and the modification of one previously disclosed risk factor, should be read in conjunction with the risk factors and information disclosed in the Company’s Form 10-K.

Our business could be adversely affected by delays caused by our competitors protesting major contract awards received by us, resulting in the delay of the initiation of work.

There is an increasing trend in the number and duration of protests of the major contract awards we have received in the last year. The resulting delay in the start up and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated.

Our business could be adversely affected by changes to budgetary priorities of the federal government.

Because we derive a substantial majority of our revenue from contracts with the federal government, we believe that the success and development of our business will continue to depend on our successful participation in federal government contract programs. Changes in federal government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, or a shift of expenditures away from programs that we support or a change in federal government contracting policies, could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. Any such actions could cause our actual results to differ materially and adversely from those anticipated. Among the factors that could seriously affect our federal government contracting business are:

•

the increasing demand and priority of funding for the warfighter in Iraq and Afghanistan may reduce the demand for our services on contracts supporting certain operations and maintenance activities in the Department of Defense;

•	the funding of all civilian agencies through a continuing resolution instead of a budget appropriation may cause our customers to defer or reduce work under our current contracts;

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Set forth below are equity securities purchased during the three months ended December 31, 2006 in order to satisfy our obligations under the Employee Stock Purchase Plan (ESPP):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2006	23,800	$52.26	429,675	70,325
November 2006	—	—	—	—
December 2006	—	—	—	—

Total	23,800	$52.26	429,675	70,325

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On November 16, 2006, CACI held its annual stockholders’ meeting at the Fairview Park Marriott, 3111 Fairview Park Drive, Falls Church, Virginia 22042. The holders of at least 27,900,782 shares, or 91.02% of the total voting power of the Company, were present at the meeting or represented by proxy, constituting a quorum. The following matters were voted upon at the meeting.

Matter 1: That all of the nominees for the Board of Directors be elected for one year terms. The voting, the result of which was that all nominees were elected for one year terms, was as set forth below.

Nominee	For	Withheld	% For
Herbert W. Anderson	27,801,604	99,178	99.64
Paul M. Cofoni	27,358,075	542,707	98.05
Peter A. Derow	27,788,764	112,018	99.60
Gregory G. Johnson	27,359,667	541,115	98.06
Richard L. Leatherwood	27,646,651	254,131	99.09
J. P. London	27,349,437	551,345	98.02
Barbara A. McNamara	27,796,148	104,634	99.62
Warren R. Phillips	27,410,920	489,862	98.24
Charles P. Revoile	25,594,348	2,306,434	91.73

Matter 2: That the 2006 Stock Incentive Plan be approved. The voting, the result of which was that the 2006 Stock Incentive Plan was approved, was as set forth below:

	For	Against	Abstain	Total
Total Shares Voted	22,123,745	2,883,306	59,998	25,067,049

Matter 3: That the Amended and Restated Management Stock Purchase plan be approved. The voting, the result of which was that the Amended and Restated Management Stock Purchase Plan was approved, was as set forth below:

	For	Against	Abstain	Total
Total Shares Voted	24,291,673	703,837	71,539	25,067,049
Matter 4: That a vote for adjournment of the meeting be approved if necessary to permit further solicitation of proxies for either Matter 2 or Matter 3. The voting was as set forth below:
	For	Against	Abstain	Total
Total Shares Voted	13,342,448	14,425,169	133,164	27,900,781

The approval of this matter was not necessary as Matters 2 and 3 were approved.

Matter 5: That Ernst & Young LLP be ratified as the Company’s Independent Auditors for the current fiscal year. The voting, the result of which was that Ernst & Young LLP was ratified as the Company’s Independent Auditors for the current fiscal year, was as set forth below:

	For	Against	Abstain	Total
Total Shares Voted	27,778,408	94,144	28,229	27,900,781

Item 5. Other Information

None

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended to date, is incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2000.

3.2	By-laws of the Registrant, as amended to date, are incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2000.

3.3	Rights Agreement dated as of July 11, 2003, between CACI International Inc and American Stock Transfer and Trust Company as Rights Agent, is incorporated by reference to the Form 8-K filed July 11, 2003.

4.2	Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of CACI International Inc is incorporated by reference to the Form 8-K filed July 11, 2003.

4.3	Form of Right Certificate is incorporated by reference to the Form 8-K filed July 11, 2003.

10.1	Amended and Restated Employment Agreement dated November 13, 2006 between J.P. London and CACI International Inc

10.2	Amended and Restated Severance Compensation Agreement dated December 13, 2006 between Paul M. Cofoni and CACI International Inc

10.3	Amended and Restated Severance Compensation Agreement dated December 18, 2006 between William M. Fairl and CACI International Inc

10.4	Amended and Restated Severance Compensation Agreement dated December 27, 2006 between Gregory R. Bradford and CACI International Inc

10.5	CACI Separation and Severance Agreement dated January 23, 2007 between Stephen L. Waechter and CACI, INC.-FEDERAL

31.1	Section 302 Certification Dr. J.P. London

31.2	Section 302 Certification Mr. Thomas A. Mutryn

32.1	Section 906 Certification Dr. J.P. London

32.2	Section 906 Certification Mr. Thomas A. Mutryn

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: February 8, 2007	By:	/s/ Dr. J. P. London
Dr. J. P. London Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 8, 2007	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn Executive Vice President, Acting Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: February 8, 2007	By:	/s/ Carol P. Hanna
Carol P. Hanna Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)