Form 10-Q
period 2007-03-31
CACI INTERNATIONAL INC /DE/
filed 2007-05-04
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of May 1, 2007: CACI International Inc Common Stock, $0.10 par value, 30,902,851 shares.

CACI INTERNATIONAL INC

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenue	$473,055	$435,359

Costs of revenue:
Direct costs	307,688	279,142
Indirect costs and selling expenses	121,201	111,281
Depreciation and amortization	9,687	8,118

Total costs of revenue	438,576	398,541

Income from operations	34,479	36,818
Interest expense, net	4,934	4,346

Income before income taxes	29,545	32,472
Income taxes	11,103	11,115

Net income	$18,442	$21,357

Basic earnings per share	$0.60	$0.71

Diluted earnings per share	$0.59	$0.69

Weighted-average basic shares outstanding	30,835	30,226

Weighted-average diluted shares outstanding	31,410	31,159

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended March 31,
	2007	2006
Revenue	$1,417,587	$1,277,995

Costs of revenue:
Direct costs	919,879	820,759
Indirect costs and selling expenses	360,482	324,108
Depreciation and amortization	29,247	23,595

Total costs of revenue	1,309,608	1,168,462

Income from operations	107,979	109,533
Interest expense, net	16,505	11,736

Income before income taxes	91,474	97,797
Income taxes	33,766	35,047

Net income	$57,708	$62,750

Basic earnings per share	$1.88	$2.08

Diluted earnings per share	$1.84	$2.02

Weighted-average basic shares outstanding	30,719	30,142

Weighted-average diluted shares outstanding	31,376	31,081

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(amounts in thousands, except per share data)

	March 31, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$123,729	$24,650
Accounts receivable, net	362,171	392,013
Prepaid expenses and other current assets	35,526	33,166

Total current assets	521,426	449,829
Goodwill	729,456	722,458
Intangible assets, net	90,660	109,726
Property and equipment, net	22,298	25,082
Accounts receivable, long-term, net	10,980	10,170
Other long-term assets	56,899	50,825

Total assets	$1,431,719	$1,368,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,545	$3,543
Accounts payable	48,590	44,921
Accrued compensation and benefits	90,789	93,398
Other accrued expenses	68,594	69,503

Total current liabilities	211,518	211,365
Notes payable, net of current portion	336,658	364,317
Other long-term liabilities	52,412	47,049

Total liabilities	600,588	622,731

Shareholders’ equity:
Common stock $0.10 par value, 80,000 shares authorized, 38,685 and 38,403 shares issued and outstanding, respectively	3,868	3,840
Additional paid-in capital	340,243	314,573
Retained earnings	500,410	442,702
Accumulated other comprehensive income	8,268	5,840
Treasury stock, at cost (7,786 and 7,784 shares, respectively)	(21,658)	(21,596)

Total shareholders’ equity	831,131	745,359

Total liabilities and shareholders’ equity	$1,431,719	$1,368,090

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,708	$62,750
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	29,247	23,595
Amortization of deferred financing costs	1,065	1,065
Stock-based compensation expense	9,959	12,635
Deferred income tax expense	1,952	1,859
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	30,448	17,794
Prepaid expenses and other assets	(4,045)	(2,050)
Accounts payable and other accrued expenses	(1,730)	(12,605)
Accrued compensation and benefits	(3,501)	1,919
Income taxes payable and receivable	(5,184)	(19,720)
Other liabilities	4,795	6,679

Net cash provided by operating activities	120,714	93,921

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,593)	(7,620)
Cash paid for business acquisitions, net of cash acquired	(4,629)	(175,853)
Other	(1,240)	(4,151)

Net cash used in investing activities	(11,462)	(187,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under credit facilities	—	25,000
Principal payments made under long-term obligations	(27,657)	(2,755)
Proceeds from employee stock purchase plans	4,437	5,758
Proceeds from exercise of stock options	8,261	7,635
Repurchases of common stock	(3,661)	(5,849)
Other	7,707	5,252

Net cash (used in) provided by financing activities	(10,913)	35,041

Effect of exchange rate changes on cash and cash equivalents	740	(387)

Net increase (decrease) in cash and cash equivalents	99,079	(59,049)
Cash and cash equivalents, beginning of period	24,650	132,965

Cash and cash equivalents, end of period	$123,729	$73,916

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$29,398	$48,819

Cash paid during the period for interest	$15,957	$13,053

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net income	$18,442	$21,357	$57,708	$62,750
Change in foreign currency translation adjustment	273	390	3,269	(1,329)
Change in fair value of interest rate swap agreement, net	(194)	535	(841)	1,358

Comprehensive income	$18,521	$22,282	$60,136	$62,779

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CACI International Inc and subsidiaries (CACI or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include the assets, liabilities, results of operations and cash flows for the Company, including its subsidiaries and joint ventures that are more than 50% owned or otherwise controlled by the Company. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2006. The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

2.	New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF 06-3). The Task Force reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this issue. The Task Force also concluded that once the new standard is effective (January 1, 2007), a company should disclose the amount of such taxes for periods in which these taxes included in gross revenues are considered material. The Company collects and remits sales taxes on equipment that it purchases and sells under its contracts with customers, and reports such amounts under the gross method as revenue, and as other direct costs, in its consolidated statements of operations. The Company has evaluated the amount of sales taxes collected and remitted to government authorities in recent years and determined that such amounts are immaterial and disclosure is therefore not required. The Company will monitor amounts of sales taxes collected and remitted in future periods and will disclose such amounts if they are material.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN No. 48 will be effective July 1, 2007 for CACI. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial statements and related disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its results of operations or financial position.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 requires companies to use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach. SAB No. 108 also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after September 13, 2006. The Company does not expect SAB No. 108 to have a material impact on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. The fair value option generally may be applied instrument by instrument, is irrevocable, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet evaluated what impact, if any, SFAS No. 159 will have on its results of operations or financial position.

3.	Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2007 and June 30, 2006, consisted of the following (cost approximates fair value):

	March 31, 2007	June 30, 2006
	(dollars in thousands)
Money market funds	$121,487	$17,675
Cash	2,242	6,975

Total cash and cash equivalents	$123,729	$24,650

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4.	Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of approximately $3.8 million and $4.6 million at March 31, 2007 and June 30, 2006, respectively. Accounts receivable consisted of the following:

	March 31, 2007	June 30, 2006
	(dollars in thousands)
Billed receivables:
Billed receivables	$283,354	$300,903
Billable receivables at end of period	44,680	48,176

Total billed receivables	328,034	349,079

Unbilled receivables:
Unbilled pending receipt of contractual documents authorizing billing	34,137	42,934
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	10,980	10,170

Total unbilled receivables	45,117	53,104

Total accounts receivable, net	$373,151	$402,183

5.	Intangible Assets

Intangible assets consisted of the following:

	March 31, 2007	June 30, 2006
	(dollars in thousands)
Customer contracts and related customer relationships	$157,196	$160,049
Covenants not to compete	1,682	1,682
Other	746	746

Intangible assets, at cost	159,624	162,477
Less accumulated amortization	(68,964)	(52,751)

Total intangible assets, net	$90,660	$109,726

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all intangible assets as of March 31, 2007 is 8.0 years, and the weighted-average remaining period of amortization is 5.8 years. Effective July 16, 2006, the Company sold its rights under certain tasks of a contract relating to the Surface Ship Maintenance Improvement Program (SSMIP) to an unrelated third party (see Note 8). As a result of this sale, $3.2 million of fully amortized intangible assets were removed from cost of intangible assets and accumulated amortization during the first quarter of the fiscal year ending June 30, 2007. Expected amortization expense for the remainder of the fiscal year ending June 30, 2007, and for each of the fiscal years thereafter, is as follows (in thousands):

(dollars in thousands)	Amount
Year ending June 30, 2007	$6,112
Year ending June 30, 2008	22,889
Year ending June 30, 2009	20,320
Year ending June 30, 2010	17,991
Year ending June 30, 2011	13,409
Thereafter	9,939

$90,660

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6.	Notes Payable and Credit Facilities

The details of notes payable are as follows:

	March 31, 2007	June 30, 2006
	(dollars in thousands)
Bank credit facilities:
Revolving credit loans	$—	$25,000
Term loans	339,500	342,125
Mortgage note payable	703	735

Total long-term debt	340,203	367,860
Less current portion	(3,545)	(3,543)

Long term debt, net of current portion	$336,658	$364,317

Effective May 3, 2004, concurrent with the acquisition of the Defense and Intelligence Group of American Management Systems, Inc. (D&IG), the Company entered into a $550.0 million credit facility (the 2004 Credit Facility), consisting of a $200.0 million revolving credit facility (the Revolving Facility) and a $350.0 million institutional term loan (the Term Loan). The 2004 Credit Facility also provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of March 31, 2007, the Company had $0.1 million of outstanding letters of credit. Accordingly, $199.9 million was available for borrowing under the Revolving Facility as of March 31, 2007.

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

Borrowings under both the Revolving Facility and the Term Loan bear interest at rates based on the London Inter-Bank Offered Rate (LIBOR), or the higher of the prime rate or federal funds rate plus 0.5 percent, as elected by the Company, plus applicable margins based on the leverage ratio as determined quarterly. To date, the Company has elected to apply the LIBOR to outstanding borrowings. For the three months ended March 31, 2007 and 2006, the effective interest rate, excluding the effect of amortization of debt financing costs for the outstanding borrowings under the 2004 Credit Facility, was 6.57 percent and 5.89 percent, respectively.

The 2004 Credit Facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, and a maximum leverage ratio. Substantially all of the Company’s assets serve as collateral under the 2004 Credit Facility. As of March 31, 2007, the Company was in compliance with all of the financial covenants of the 2004 Credit Facility.

The Company capitalized $8.2 million of debt issuance costs in May 2004 associated with the origination of the 2004 Credit Facility. The Company capitalized an additional $0.5 million of financing costs to amend the 2004 Credit Facility in May 2005 by re-pricing downward the margins that are applied to the interest rate options. Other key terms of the 2004 Credit Facility were not changed. All debt financing costs are being amortized from the date incurred to the expiration date of the Term Loan. The unamortized balance of $4.6 million and $5.7 million at March 31, 2007 and June 30, 2006, respectively, is included in “Prepaid expenses and other current assets” and “Other long-term assets” on the accompanying condensed consolidated balance sheets.

Long-term debt as of March 31, 2007 also includes $0.7 million due under a mortgage note payable agreement. The Company assumed obligations of the mortgage as part of its acquisition of MTL Systems, Inc. in January 2004. Outstanding balances under the mortgage note payable bear interest at 5.88 percent, and are secured by an interest in real property located in Dayton, Ohio.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The aggregate maturities of long-term debt at March 31, 2007 are as follows (in thousands):

Twelve months ending March 31,
2008	$3,545
2009	3,548
2010	3,551
2011	3,554
2012	325,557
Thereafter	448

Total long-term debt	$340,203

As a condition of its 2004 Credit Facility, in June 2005, the Company entered into two forward interest rate swap agreements under which it exchanged floating-rate interest payments for fixed-rate interest payments. The agreements cover a combined notional amount of debt totaling $98.0 million, provide for swap payments over a twenty-seven month period beginning in March 2006, and are settled on a quarterly basis. The weighted-average fixed interest rate provided by the agreements is 4.22 percent.

The Company accounts for its interest rate swap agreements under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and has determined that the two swap agreements qualify as effective hedges. Accordingly, the fair value of the interest rate swap agreements at March 31, 2007 of $1.0 million has been reported in “Prepaid expenses and other current assets” with an offset, net of an income tax effect, included in “Accumulated other comprehensive income” in the accompanying condensed consolidated balance sheet. The decrease in fair value of $0.2 and $0.8 million, which is net of income tax effects, is reported as other comprehensive loss in the accompanying consolidated statements of comprehensive income for the three and nine months ended March 31, 2007, respectively. This amount will be reclassified into interest expense as yield adjustments in the period during which the related floating-rate interest is incurred.

7.	Investment in eVenture Technologies, LLC

eVenture Technologies, LLC (eVentures) is a joint venture between the Company and ActioNet, Inc., a Virginia corporation (ActioNet), and is the entity through which work is being performed on a contract awarded in January 2007 by the United States Navy. The Company owns 60% of eVentures and ActioNet owns the remaining 40%. eVentures was funded through capital contributions made by the Company and by ActioNet. As the Company owns and controls more than 50% of eVentures, the Company’s results include those of eVentures. ActioNet’s share of eVentures’ assets, liabilities, results of operations, and cash flows have been accounted for as minority interest.

8.	Commitments and Contingencies

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Subcontract Purchase Commitment

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available. Based upon that expectation, unit costs incurred to date have been recognized as direct costs at such lowest unit cost in the accompanying condensed consolidated statements of operations. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be $2.1 million, which has not been recorded in the Company’s condensed consolidated financial statements as of March 31, 2007.

Department of Energy Office of Inspector General Subpoena

On March 27, 2006, CACI received a subpoena from the Department of Energy, Office of Inspector General (OIG) seeking documents regarding “alliance benefits” allegedly granted to and received by CACI from a number of hardware and software vendors. By way of example, some types of agreements that may involve alliance benefits include teaming agreements, strategic partnering agreements and reseller agreements. The Company has met with OIG and Department of Justice (DOJ) personnel to provide documentation pertaining to certain equipment vendor arrangements, and the accounting treatment of such arrangements. In mid-April 2007, DOJ personnel informed the Company that there were no indications that CACI improperly accounted for any “alliance benefits” and that DOJ would not proceed against the Company for alleged violations of the False Claims Act.

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

Effective July 16, 2006, to comply with the customer’s requirements to mitigate the conflict, the Company sold to a third party its rights under certain tasks of a contract relating to the Surface Ship Maintenance Improvement Program (SSMIP). This conflicted work provided approximately $20.0 million of revenue during the year ended June 30, 2006. As of March 31, 2007, the Company had received $0.9 million for the sale of its rights covering the conflicted work, and anticipates receiving additional consideration depending on the amount of funding ultimately received by the purchaser. The sale did not have a material impact on the Company’s consolidated financial statements. The net proceeds were, and any future payments will be, recorded as an offset against indirect costs and selling expenses on the Company’s consolidated statements of operations.

Government Contracting

As a general practice within the defense industry, the Defense Contract Audit Agency (the DCAA) continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled. As with many government contractors, the government has from time to time recommended changes in methodology for allocating certain of the Company’s costs. The Company is currently engaged in discussions with the DCAA regarding compliance with two particular sections of the Cost Accounting Standards (CAS) used by the DCAA.

In the first matter, the DCAA has questioned the Company’s compliance with CAS 410, Allocation of Business Unit General and Administrative Expenses to Final Cost Objectives. Specifically, the DCAA is questioning the Company’s allocation of indirect costs as overhead versus general and administrative and the use of total cost input versus value added bases for some of its subsidiaries. Although the Company believes it has properly complied with the requirements of CAS 410, it has agreed to make certain adjustments effective at the start of its fiscal year beginning July 1, 2007. The Company is still discussing with the Administrative Contracting Officer if there is to be any retroactive impact. At the present time, the Company is unable to quantify the impact on its results of operations or financial position if it is unable to resolve this matter with only a prospective change in methodology.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In the second matter, the DCAA has questioned the Company’s treatment of certain allowances paid to certain of its overseas employees. The DCAA’s position is that under CAS 418, Allocation of Direct and Indirect Costs, the Company has charged these direct expenses to the incorrect cost base. In the absence of specific Federal Acquisition Regulation guidance regarding treatment of these specific costs, and consistent with industry practice, the Company believes it has properly complied with the requirements of CAS 418, but has accrued its current best estimate of the potential outcome within its estimated range of zero to $2.0 million.

9.	Stock Based Compensation

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123R, Share-Based Payments (SFAS No. 123R) using the modified retrospective transition method. A summary of the components of stock-based compensation expense recognized during the three and nine months ended March 31, 2007 and 2006, together with the income tax benefits realized, is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Stock-based compensation included in indirect costs and selling expense:
Non-qualified stock option expense	$1,545	$1,361	$6,208	$8,762
Restricted stock and restricted stock unit expense	1,145	1,591	3,751	3,873

Total stock-based compensation expense	$2,690	$2,952	$9,959	$12,635

Income tax benefit recognized for stock-based compensation expense	$1,040	$1,010	$3,657	$4,528

SFAS No. 123R affects the classification of cash flows by requiring that certain income tax benefits realized upon the exercise of stock options or the vesting of restricted shares or restricted stock units be reported as financing cash flows. During the nine months ended March 31, 2007 and 2006, the Company recognized $0.7 million and $4.1 million, respectively, of excess tax benefits, which have been reported as financing cash inflows in the accompanying condensed consolidated statements of cash flows.

The Company issues non-qualified stock options and shares of restricted stock on an annual basis to its directors and key employees under the 2006 Stock Incentive Plan (the 2006 Plan). The 2006 Plan was approved by the Company’s stockholders in November 2006. Previous grants of stock options and shares of restricted stock (restricted stock units (RSUs) through December 31, 2005) were made under the 1996 Stock Incentive Plan (the 1996 Plan). During the three months ended March 31, 2007, the exercise price of all non-qualified stock option grants and the value of all shares of restricted stock grants were set at the closing price of a share of the Company’s common stock on the date of grant, as reported by the New York Stock Exchange. Annual grants under the 2006 Plan (and previous grants under the 1996 Plan) are generally made during the first quarter of the Company’s fiscal year. The Company also issues equity instruments in the form of RSUs under its Management Stock Purchase Plan (MSPP), and Director Stock Purchase Plan (DSPP) (see Note 10).

The activity related to non-qualified stock options and RSUs/restricted shares during the nine months ended March 31, 2007 is as follows:

	Non-qualified stock options	RSUs/ restricted shares
Outstanding, June 30, 2006	2,397,842	253,730
Granted	400,850	96,600
Exercised/Issued	(274,914)	(6,699)
Forfeited	(124,288)	(37,260)

Outstanding, March 31, 2007	2,399,490	306,371

Weighted average exercise price of grants	$54.65

Weighted average grant date fair value for RSUs/restricted shares		$54.51

Under the terms of the stock option and RSU/restricted stock agreements, grantees retiring at or after age 65 will vest in 100 percent of their awards. The Company recognizes the expense associated with stock option, restricted stock and

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

RSUs granted to employees who have reached age 65 in full at the time of grant. The Company recognizes the expense associated with stock option, restricted stock or RSUs granted to employees nearing retirement age ratably over the period from the date of grant to the date the grantee is eligible for retirement. This treatment is referred to as the non-substantive vesting method and is applied even if the employee has remained or plans to remain an employee of the Company beyond the eligible retirement age. During the nine months ended March 31, 2007 and 2006, the Company recognized approximately $1.1 million and $4.9 million, respectively, of stock compensation expense for awards made to employees aged 65 or older at the date of grant.

As of March 31, 2007, there was $20.8 million of total unrecognized compensation cost related to stock options scheduled to be recognized over a weighted average period of 3.3 years, and $7.7 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 1.7 years.

10.	Stock Purchase Plans

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

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of each quarter. The maximum number of shares that an eligible employee could purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory under SFAS No. 123R. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP for the three or nine month periods ended March 31, 2007 and 2006. As of March 31, 2007, participants have purchased approximately 451,000 shares under the ESPP at a weighted-average price per share of $45.54. Of these shares, approximately 21,000 were purchased during the three months ended March 31, 2007, at a weighted-average price per share of $53.68.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 30 percent of their annual bonus. Beginning with the fiscal year ended June 30, 2006, RSUs awarded in lieu of bonuses earned have been granted at 95 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange. For bonuses earned during the fiscal years ended June 30, 2003, 2004 and 2005, RSUs were granted at 85 percent of the price of a share of Company common stock on the date of grant. RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period. As of March 31, 2007, the Company had granted 96,184 RSUs under the MSPP at a weighted-average purchase price of $36.91, as adjusted for the applicable discounts. Of these, 14,145 RSUs were granted during the nine months ended March 31, 2007. Since July 1, 2003, 35,452 of the RSUs granted under the MSPP have vested, and 19,112 have been forfeited, leaving 41,620 RSUs outstanding under the MSPP as of March 31, 2007. Shares underlying the forfeited RSUs are credited back to the MSPP and become available for future grants. In November 2006, the MSPP was amended and restated. Under the terms of the amended and restated MSPP, the Compensation Committee of the Company’s Board of Directors may authorize the issuance of RSUs at a discount to fair market value of up to 15%, rather than 5%. In addition, the amended and restated MSPP provides for mandatory deferrals of 20% (or a greater or lesser percentage as determined by the Company) of a participant’s bonus towards the purchase of RSUs and elective deferrals of up to all of a participant’s remaining bonus. The amended and restated MSPP also provides that the Company may grant matching awards, in an amount not to exceed 25% of the participant’s mandatory and elective deferrals, at the discretion of the Compensation Committee.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 50 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock. As of March 31, 2007, 3,976 RSUs had been granted under the DSPP at a weighted-average price per share of $46.81 and of these, 419 were granted during the nine months ended March 31, 2007 at a weighted average price per share of $50.69. Since July 1, 2003, 1,847 RSUs granted under the DSPP have vested, leaving 2,129 outstanding as of March 31, 2007.

11.	Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Enacted statutory tax rates are used to calculate the tax consequences of these temporary differences. During the three and nine months ended March 31, 2007, the Company recorded $0.2 million and $0.9 million of research and development credits, respectively, in accordance with Internal Revenue Code (IRC) Section 174. Included in the amount recognized in the nine months ended March 31, 2007 was $0.4 million of research and development credits attributable to the period January 1, 2006 through June 30, 2006 that were not reflected in the results for that period due to the expiration of IRC Section 174 as of December 31, 2005. IRC Section 174 was extended retroactively to January 1, 2006 in December 2006. The Company’s income tax expense for the nine months ended March 31, 2007 was also impacted by $1.1 million of additional income tax expense related to a review that increased the Company’s effective state rate and $1.5 million related to additional deductions that were not previously recorded attributable to corporate owned life insurance policies.

12.	Earnings Per Share

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options and RSUs/restricted shares calculated using the treasury stock method. The chart below shows the calculation of basic and diluted earnings per share for the three and nine month periods ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
(amounts in thousands, except per share amounts)	2007	2006	2007	2006
Net income	$18,442	$21,357	$57,708	$62,750

Weighted-average number of basic shares outstanding during the period	30,835	30,226	30,719	30,142
Dilutive effect of stock options and RSUs/restricted shares after application of treasury stock method	575	933	657	939

Weighted-average number of diluted shares outstanding during the period	31,410	31,159	31,376	31,081

Basic earnings per share	$0.60	$0.71	$1.88	$2.08

Diluted earnings per share	$0.59	$0.69	$1.84	$2.02

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13.	Business Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide information technology and communications solutions through all four of the Company’s major service offerings: systems integration, managed network services, knowledge management and engineering services. Its customers are primarily U.S. federal agencies, however the Company also serves customers in the commercial and state and local sectors and, from time to time, serves a number of agencies of foreign customers. International operations offer services to both commercial and non-U.S. government customers primarily through the Company’s systems integration line of business. The Company evaluates the performance of its operating segments based on income before income taxes. Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

	Domestic	International	Total
Three Months Ended March 31, 2007
Revenue from external customers	$451,829	$21,226	$473,055
Income before income taxes	27,756	1,789	29,545
Three Months Ended March 31, 2006
Revenue from external customers	$419,776	$15,583	$435,359
Income before income taxes	31,624	848	32,472
Nine Months Ended March 31, 2007
Revenue from external customers	$1,359,254	$58,333	$1,417,587
Income before income taxes	87,028	4,446	91,474
Nine Months Ended March 31, 2006
Revenue from external customers	$1,232,449	$45,546	$1,277,995
Income before income taxes	93,645	4,152	97,797

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are a leading provider of information-based systems, integrated solutions and services to the U.S. government. We derived approximately 94% of our revenues during the three and nine months ended March 31, 2007 and 2006, from contracts with U.S. government agencies. We also provide services to state and local governments and commercial customers.

Factors Affecting our Future Results of Operations

We experienced unexpected reductions in demand for our services on contracts supporting certain operations and maintenance activities in the Department of Defense (DoD) during this third quarter of our fiscal year 2007. This is the result of the continuing high priority of funding for the warfighter in Iraq and Afghanistan. In addition, with the exception of the Department of Homeland Security, all federal civilian agencies are operating under a continuing resolution that will last through the remainder of the U.S. government’s fiscal year ending September 30, 2007. These conditions are causing our customers to defer or reduce work under current contracts.

Other factors which will affect our future results of operations include:

•	an increase in the number and duration of protests of major contract awards received by us, resulting in the delay of the initiation of work;

•	the competitive hiring environment for individuals with high level security clearances; and

•	the loss of two recompeted contracts during our second quarter of fiscal year 2007.

Results of Operations for the three months ended March 31, 2007 and 2006.

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,				Change
(amounts in thousands)	2007		2006		$	%
Department of Defense	$339,651	71.8%	$320,064	73.5%	$19,587	6.1%
Federal Civilian Agencies	105,241	22.3	91,049	20.9	14,192	15.6
Commercial	23,409	4.9	18,131	4.2	5,278	29.1
State & Local Governments	4,754	1.0	6,115	1.4	(1,361)	(22.3)

Total	$473,055	100.0%	$435,359	100.0%	$37,696	8.7%

For the three months ended March 31, 2007, total revenue increased by 8.7%, or $37.7 million, over the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD and Federal Civilian Agency customers and was generated from acquisitions completed during our year ended June 30, 2006. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the three months ended March 31, 2007 is as follows (thousands):

Information Systems Support, Inc. (ISS)	$21,409
AlphaInsight Corporation (AI)	11,996
Other	5,348

Total	$38,753

Revenue from existing operations decreased by $1.1 million, for the three months ended March 31, 2007. Existing operations’ revenue was impacted by government budget restrictions causing contract delays and cancellations, the loss of certain recompete work, the downturn in certain Department of Justice (DoJ) litigation efforts, an increase in the number and duration of protests of major contract awards we received, and the divestiture of certain tasks under our Surface Ship Maintenance Improvement Program (SSMIP).

DoD revenue increased 6.1%, or $19.6 million, for the three months ended March 31, 2007, as compared to the same period a year ago. The acquisitions we completed in our year ended June 30, 2006, generated $19.9 million of revenue, while revenue from existing operations decreased by $0.3 million. Existing operations’ revenue was impacted by government budget restrictions causing contract delays and cancellations, the loss of certain recompete work, an increase in the number and duration of protests of major contract awards we received and the divestiture of work within the SSMIP contract. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the warfighter in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies for whom we provide various systems integration, engineering, network, and knowledge management services.

Revenue from Federal Civilian Agencies increased 15.6%, or $14.2 million, for the three months ended March 31, 2007, as compared to the same period a year ago. Of this increase, $12.6 million was attributable to our acquisitions while revenue from existing operations increased $1.6 million. Existing operations revenue growth was impacted by government budget restrictions causing contract delays and cancellations. Approximately 15.3% of the Federal Civilian Agency revenue for the quarter was derived from DoJ, for whom we provide litigation support services and maintain a debt collection system. Revenue from DoJ was $16.1 million and $19.3 million for the three months ended March 31, 2007 and 2006, respectively. This decrease in revenue earned from DoJ resulted primarily from the reduced level of services provided to support both DoJ litigation efforts involving the tobacco industry and the Department of Energy. Federal Civilian Agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial revenue increased 29.1%, or $5.3 million, during the three months ended March 31, 2007, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 90.7%, or $21.2 million, of total Commercial revenue, while domestic operations accounted for 9.3%, or $2.2 million. The entire growth in Commercial revenue came from operations within the United Kingdom (UK). The increase in the UK was attributable to an acquisition completed in FY2006 and favorable exchange rates. This increase was partly offset by a downturn in domestic Commercial revenue primarily due to lower software sales and services.

Revenue from State and Local Governments decreased by 22.3%, or $1.4 million, for the three months ended March 31, 2007, as compared to the same period a year ago. This decrease was attributable to a decrease in demand for information technology services that were provided across a number of states. Revenue from State and Local Governments represented 1.0% and 1.4% of our total revenue for the three months ended March 31, 2007 and 2006, respectively.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended March 31, 2007 and 2006, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended March 31,		Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2007	2006	2007	2006	$	%
Revenue	$473,055	435,359	100.0%	100.0%	$37,696	8.7%

Costs of revenue
Direct costs	307,688	279,142	65.1	64.1	28,546	10.2
Indirect costs and selling expenses	121,201	111,281	25.6	25.5	9,920	8.9
Depreciation and amortization	9,687	8,118	2.0	1.9	1,569	19.3

Total costs of revenue	438,576	398,541	92.7	91.5	40,035	10.0

Income from operations	34,479	36,818	7.3	8.5	(2,339)	(6.4)
Interest expense, net	4,934	4,346	1.0	1.0	588	13.5

Income before income taxes	29,545	32,472	6.3	7.5	(2,927)	(9.0)
Income taxes	11,103	11,115	2.4	2.6	(12)	(0.1)

Net income	$18,442	$21,357	3.9%	4.9%	$(2,915)	(13.6)%

Income from operations for the three months ended March 31, 2007 was $34.5 million. This is a decrease of $2.3 million, or 6.4%, from income from operations of $36.8 million for the three months ended March 31, 2006. Our operating margin was 7.3% compared with 8.5% during the same period a year ago. This decline in income from operations as a percentage of revenue was due primarily to direct costs growing faster than revenue. The disproportionate growth in our direct costs was primarily due to a shift from our direct labor expense to other direct costs (ODCs), which have lower margins, as well as lower margins on acquired revenue.

As a percentage of revenue, direct costs were 65.1% and 64.1% for the three months ended March 31, 2007 and 2006, respectively. Direct costs include direct labor and ODCs such as equipment purchases, subcontractor costs and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks, and vary from period to period. The single largest component of direct costs, direct labor, was $139.1 million and $128.2 million for the three months ended March 31, 2007 and 2006, respectively. This increase in direct labor was attributable to acquisitions completed during our year ended June 30, 2006. ODCs were $168.6 million and $150.9 million during the three months ended March 31, 2007 and 2006, respectively. This increase was primarily driven by an increased volume of tasking across system integration and engineering services within our recently won Strategic Services Sources (S3) contract along with the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 25.6% and 25.5% for the three months ended March 31, 2007 and 2006, respectively. A component of indirect costs and selling expenses is stock compensation expense. Total stock compensation expense was $2.7 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively

Depreciation and amortization expense was $9.7 million and $8.1 million for the three months ended March 31, 2007 and 2006, respectively. This increase of $1.6 million, or 19.3%, is primarily the result of increased intangible amortization of assets acquired in the acquisitions of ISS and AI during the year ended June 30, 2006. These intangible assets are being amortized on an accelerated basis.

Net interest expense increased $0.6 million, or 13.5%, during the three months ended March 31, 2007 as compared to the same period a year ago. The increase in net interest expense was due to higher interest rates and lower interest income. Interest income decreased as a result of our use of cash to fund acquisitions made during the second half of the year ended June 30, 2006. We are required to repay a minimum of $0.9 million quarterly under the terms of the 2004 Credit Facility.

The effective tax rate was 37.6% during the three months ended March 31, 2007 as compared to 34.2% during the same period a year ago. The lower tax rate for the three months ended March 31, 2006 primarily reflects the favorable conclusion of a state tax audit and a larger credit for research and development expenditures recorded in the three months ended March 31, 2006 as compared to the three months ended March 31, 2007.

Results of Operations for the nine months ended March 31, 2007 and 2006.

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the nine months ended March 31, 2007 and 2006, respectively:

	Nine Months Ended March 31,				Change
(amounts in thousands)	2007		2006		$	%
Department of Defense	$1,016,752	71.7%	$934,600	73.1%	$82,152	8.8%
Federal Civilian Agencies	319,639	22.6	272,119	21.3	47,520	17.5
Commercial	66,508	4.7	53,020	4.2	13,488	25.4
State & Local Governments	14,688	1.0	18,256	1.4	(3,568)	(19.5)

Total	$1,417,587	100.0%	$1,277,995	100.0%	$139,592	10.9%

For the nine months ended March 31, 2007, total revenue increased by 10.9%, or $139.6 million, as compared to the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD and Federal Civilian Agency customers. This work was primarily generated from acquisitions completed during our year ended June 30, 2006. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the nine months ended March 31, 2007 is as follows (in thousands):

ISS	$96,026
AI	35,556
National Security Research, Inc. (NSR)	6,320
Others	13,913

Total	$151,815

Revenue from existing operations decreased by 1.0%, or $12.2 million, for the nine months ended March 31, 2007, due primarily to government budget restrictions causing contract delays and cancellations, an increase in the number and duration of protests of major contract awards received by us resulting in the delay of the initiation of work, the loss of two recompeted contracts, the downturn in certain DoJ litigation efforts, and the divestiture of certain tasks under our SSMIP contract.

DoD revenue increased 8.8%, or $82.2 million, for the nine months ended March 31, 2007, as compared to the same period a year ago. Revenue generated from our acquisitions accounted for $88.8 million of growth while revenue from existing operations declined by $6.6 million. This decline in revenue from existing operations is due to government budget restrictions causing contract delays and cancellations, an increase in the number and duration of protests of major contract awards received by us resulting in the delay of the initiation of work, the loss of certain recompete work, and the divestiture of work within our SSMIP contract.

Revenue from Federal Civilian Agencies increased 17.5%, or $47.5 million, during the nine months ended March 31, 2007 as compared to the same period a year ago. Of this increase, $43.9 million was a result of our acquisition activity while $3.6 million of the increase was from existing operations. Existing operations revenue growth was impacted by government budget restrictions causing contract delays and cancellations. Approximately 15.2% of the Federal Civilian Agency revenue for the nine months ended March 31, 2007 was derived from DoJ, for whom we provide litigation support services and maintain a debt collection system. Revenue from DoJ was $48.7 million and $59.8 million for the nine months ended March 31, 2007 and 2006, respectively. This decrease in revenue earned from DoJ resulted primarily from the reduced level of services provided to support both DoJ litigation efforts involving the tobacco industry and the Department of Energy. Federal Civilian Agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial revenue increased 25.4%, or $13.5 million, during the nine months ended March 31, 2007 as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for $58.3 million, or 87.7%, of total Commercial revenue, while domestic operations accounted for $8.2 million, or 12.3%. The growth in commercial revenue came from operations within the UK. Growth in the UK was generated by two acquisitions completed in FY2006 and favorable exchange rates.

Revenue from State and Local Governments decreased by 19.5%, or $3.6 million, for the nine months ended March 31, 2007, as compared to the same period a year ago. This decrease is attributable to a decreased demand for information technology services that were provided across a number of states. Revenue from State and Local Governments represented 1.0% and 1.4% of our total revenue for the nine months ended March 31, 2007 and 2006, respectively.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the nine months ended March 31, 2007 and 2006, respectively.

	Dollar Amount		Percentage of Revenue
	Nine Months Ended March 31,		Nine Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2007	2006	2007	2006	$	%
Revenue	$1,417,587	$1,277,995	100.0%	100.0%	$139,592	10.9%

Costs of revenue
Direct costs	919,879	820,759	64.9	64.2	99,120	12.1
Indirect costs and selling expenses	360,482	324,108	25.4	25.4	36,374	11.2
Depreciation and amortization	29,247	23,595	2.1	1.8	5,652	24.0

Total costs of revenue	1,309,608	1,168,462	92.4	91.4	141,146	12.1

Income from operations	107,979	109,533	7.6	8.6	(1,554)	(1.4)
Interest expense, net	16,505	11,736	1.1	0.9	4,769	40.6

Income before income taxes	91,474	97,797	6.5	7.7	(6,323)	(6.5)
Income taxes	33,766	35,047	2.4	2.8	(1,281)	(3.7)

Net income	$57,708	$62,750	4.1%	4.9%	$(5,042)	(8.0)%

Income from operations for the nine months ended March 31, 2007 was $108.0 million. This is a decrease of $1.5 million over income from operations of $109.5 million for the nine months ended March 31, 2006. Our operating margin was 7.6% compared with 8.6% during the same period a year ago. This decline in income from operations as a percentage of revenue was due primarily to direct costs growing faster than revenue. The disproportionate growth in our direct costs was primarily due to a shift from our direct labor expense to ODCs, which have lower margins, as well as lower margins on acquired revenue.

As a percentage of revenue, direct costs were 64.9% and 64.2% for the nine months ended March 31, 2007 and 2006, respectively. Direct costs include direct labor and ODCs such as equipment purchases, subcontractor costs and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks, and vary from period to period. The single largest component of direct costs, direct labor, was $405.7 million and $368.4 million for the nine months ended March 31, 2007 and 2006, respectively. This increase in direct labor was attributable to acquisitions completed during our year ended June 30, 2006. ODCs were $514.2 million and $452.3 million during the nine months ended March 31, 2007 and 2006, respectively. This increase was primarily the result of increased volume of tasking across system integration and engineering services within the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 25.4% for both the nine months ended March 31, 2007 and 2006. Indirect costs and selling expenses included a reduction of $0.9 million for the nine months ended March 31, 2007, related to our sale of certain tasks within our SSMIP contract and its related line of business to an unrelated third party as a result of an organizational conflict of interest. Another component of indirect costs and selling expenses is stock compensation expense. Total stock compensation expense was $10.0 million and $12.6 million for the nine months ended March 31, 2007 and 2006, respectively. For certain grants made to employees who were 65 or older, the full value of the underlying grant is expensed immediately on the date of the grant, rather than amortized over a period of time because the options are fully vested at the time of the grant. Our stock compensation expense for the first quarter of each fiscal year is expected to be higher than for the remaining quarters due to grants occurring in the first quarter to employees at or above the age of 65. The decline in stock compensation expense during the nine months ended March 31, 2007 as compared to the same period a year ago was primarily the result of fewer key executives who were over the age of 65 receiving grants in FY2007 versus FY2006.

Depreciation and amortization expense was $29.2 million and $23.6 million for the nine months ended March 31, 2007 and 2006, respectively. As a percentage of revenue, depreciation and amortization expense was 2.1% and 1.8% for the nine months ended March 31, 2007 and 2006, respectively. This increase of $5.7 million, or 24.0%, is the result of increased intangible amortization of assets acquired in the acquisitions of ISS, AI and NSR during the year ended June 30, 2006. The intangible assets from these acquisitions are being amortized on an accelerated basis.

We incurred net interest expense of $16.5 million and $11.7 million for the nine months ended March 31, 2007 and 2006, respectively. The increase in net interest expense was primarily due to higher interest rates and lower interest income. Interest income decreased as a result of our use of cash to fund acquisitions made during the second half of the year ended June 30, 2006. In addition, during the nine months ending March 31, 2006, the Company borrowed $25.0 million under its credit facility, causing interest expense to subsequently increase. We are required to repay a minimum of $3.5 million annually under the terms of our credit facility.

The effective tax rate was 36.9% during the nine months ended March 31, 2007, as compared to 35.8% during the same period a year ago. The lower tax rate for the nine months ended March 31, 2006 primarily reflects the favorable conclusion of a state tax audit and a larger credit for research and development expenditures recorded in the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2007.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $120.7 million and $93.9 million for the nine months ended March 31, 2007 and 2006, respectively.

We maintain a $550.0 million credit facility (the 2004 Credit Facility), which includes a $200.0 million revolving credit facility (the Revolving Facility), and a $350.0 million institutional term loan (the Term Loan). The initial borrowings under the 2004 Credit Facility were $422.6 million, of which $339.5 million was outstanding under the Term Loan at March 31, 2007.

The Revolving Facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200.0 million, with annual sublimits on amounts borrowed for acquisitions. The Revolving Facility contains an accordion feature under which the facility may be expanded to $300.0 million with prior lender approval. The Revolving Facility permits one, two, three and six month interest rate options. We pay a fee on the unused portion of this facility. During the nine months ended March 31, 2007, we paid down borrowings of $25.0 million under the Revolving Facility.

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

We have amounts due under a lease agreement classified as a capital lease for reporting purposes and amounts due under a mortgage note payable. We also maintain a line of credit facility in the United Kingdom. The total amount of reported principal due under the capital lease agreement and mortgage note payable was $1.0 million at March 31, 2007. The total amount available under the line-of-credit facility in the U.K., which is scheduled to expire in December 2007, is approximately $1.0 million. As of March 31, 2007, we had no borrowings under this facility.

Cash and cash equivalents were $123.7 million and $24.7 million at March 31, 2007 and June 30, 2006, respectively. Our operating cash flow increased to $120.7 million for the nine months ended March 31, 2007 as compared to $93.9 million in the same period a year ago. The strength in operating cash flows during both periods reflects strong collection activity from receivables billed during prior and current quarters.

We used cash in investing activities of $11.5 million and $187.6 million for the nine months ended March 31, 2007 and 2006, respectively. This decrease of $176.1 million was primarily the result of our acquisitions of ISS, NSR and Tech Computer Office Limited which were completed during FY2006. Payments made during the first nine months of FY2007 for purchases of businesses related to acquisitions that were completed in prior years. The remaining cash used in both periods was primarily for the purchases of office and computer related equipment in support of normal business requirements.

Cash used in financing activities was $10.9 million in the nine months ended March 31, 2007, while cash provided by financing activities was $35.0 million for the nine months ended March 31, 2006. This decrease was primarily attributable to the borrowing of $25.0 million under our revolving facility during the nine months ended March 31, 2006, which was repaid during the nine months ended March 31, 2007.

Cash flows from financing activities continued to benefit from proceeds received from the exercise of stock options, and purchases of stock under our Employee Stock Purchase Plan. Proceeds from these activities totaled $12.7 million and $13.4 million during the nine months ended March 31, 2007 and 2006, respectively. These amounts were offset by cash used to purchase stock to fulfill obligations under our Employee Stock Purchase Plan. Cash used to acquire stock was $3.7 million and $5.8 million during the nine months ended March 31, 2007 and 2006, respectively.

We believe that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, and other working capital requirements. However, we may consider other types of financing to support our capital needs.

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

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives. A 1.0% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $0.6 million and $1.9 million for the three and nine months ended March 31, 2007, respectively.

Approximately 4.1% and 3.6% of our total revenues in the nine months ended March 31, 2007 and 2006, respectively, were derived from our international operations in the United Kingdom. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2007, we held pounds sterling in the United Kingdom equivalent to approximately $11.8 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Item 4.	Controls and Procedures

As of the end of the 90 day period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2007.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Saleh, et al. v. Titan Corp., et al, Case No. 04 CV 1143 R (NLS) (S.D. Cal. 2004)

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2006 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of California against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V., and former CACI employee Stephen A. Stefanowicz, among other defendants, seeking a permanent injunction, declaratory relief, compensatory and punitive damages, treble damages and attorney’s fees arising out of defendant’s alleged act against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, the parties are engaged in discovery in response to CACI’s motion for summary judgment.

Ibrahim, et al. v. Titan Corp., et al., Case No. 1:04-CV-01248-JR (D.D.C. 2004)

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2006 for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V. and Titan Corporation, seeking compensatory and punitive damages for physical injury, emotional distress, and/or wrongful death allegedly suffered as a result of defendants’ wrongful acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, the parties are engaged in discovery in response to CACI’s motion for summary judgment.

The Company is vigorously defending the above-described legal proceedings, and, based on its present knowledge of the facts, the Company believes the lawsuits are completely without merit.

Item 1A.	Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2006, and Part II, Item 1A, Risk Factors, in the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2006. There have been no material changes from the risk factors described in those reports.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Set forth below are equity securities purchased during the three months ended March 31, 2007 in order to satisfy our obligations under the Employee Stock Purchase Plan (ESPP):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2007	—	—	—	—
February 2007	21,048	$53.68	450,722	49,278
March 2007	—	—	—	—

Total	21,048	$53.68	450,722	49,278

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended to date, is incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2000.

3.2	By-laws of the Registrant, as amended to date, are incorporated by reference to the Form 8-K filed March 21, 2007.

3.3	Rights Agreement dated as of July 11, 2003, between CACI International Inc and American Stock Transfer and Trust Company as Rights Agent, is incorporated by reference to the Form 8-K filed July 11, 2003.

4.2	Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of CACI International Inc is incorporated by reference to the Form 8-K filed July 11, 2003

4.3	Form of Right Certificate is incorporated by reference to the Form 8-K filed July 11, 2003.

10.1	Amended and Restated Employment Agreement dated November 13, 2006 between J.P. London and CACI International Inc is incorporated by reference to the Form 10-Q for the quarter ended December 31, 2006.

10.2	Amended and Restated Severance Compensation Agreement dated December 13, 2006 between Paul M. Cofoni and CACI International Inc is incorporated by reference to the Form 10-Q for the quarter ended December 31, 2006.

10.3	Amended and Restated Severance Compensation Agreement dated December 18, 2006 between William M. Fairl and CACI International Inc is incorporated by reference to the Form 10-Q for the quarter ended December 31, 2006.

10.4	Amended and Restated Severance Compensation Agreement dated December 27, 2006 between Gregory R. Bradford and CACI International Inc is incorporated by reference to the Form 10-Q for the quarter ended December 31, 2006.

10.5	CACI Separation and Severance Agreement dated January 23, 2007 between Stephen L. Waechter and CACI, INC.-FEDERAL is incorporated by reference to the Form 10-Q for the quarter ended December 31, 2006.

31.1	Section 302 Certification Dr. J.P. London

31.2	Section 302 Certification Mr. Thomas A. Mutryn

32.1	Section 906 Certification Dr. J.P. London

32.2	Section 906 Certification Mr. Thomas A. Mutryn

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: May 4, 2007	By:	/s/ Dr. J. P. London
Dr. J. P. London
Chairman of the Board, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 4, 2007	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 4, 2007	By:	/s/ Carol P. Hanna
Carol P. Hanna
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)