Form 10-K
period 2007-06-30
CACI INTERNATIONAL INC /DE/
filed 2007-08-29
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐.    No  ☒.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

The aggregate market value of common shares held by non-affiliates of the registrant on December 31, 2006 was $1,730,684,892, based upon the closing price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of August 24, 2007, the registrant had 29,993,206 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s proxy statement for its 2007 annual meeting of stockholders. With the exception of the sections of the 2007 proxy statement specifically incorporated herein by reference, the 2007 proxy statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Unless the context indicates otherwise, the terms “we”, “our”, “the Company” and “CACI” as used in Parts I and II include CACI International Inc and its subsidiaries. The term “the registrant”, as used in Parts I and II refers to CACI International Inc only.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document and in press releases, written statements or other documents filed with the U.S. Securities and Exchange Commission (SEC), or in the Company’s communications and discussions through webcasts, telephone calls and conference calls, may not address historical facts and, therefore, could be interpreted to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of financial performance; statements of plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that CACI intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “expect,” “should,” “intend,” “plan,” “will,” “estimates,” “projects,” “strategy” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties that include but are not limited to the factors set forth under Item 1A, Risk Factors in this Annual Report on Form 10-K.

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

CACI International Inc

FORM 10-K

PART I

Item 1. Business

Background

CACI International Inc was organized as a Delaware corporation under the name “CACI WORLDWIDE, INC.” on October 8, 1985. By a merger on June 2, 1986, the registrant became the parent of CACI, Inc., a Delaware corporation, and CACI N.V., a Netherlands corporation. Effective April 16, 2001, CACI, Inc. was merged into its wholly-owned subsidiary, CACI, INC.-FEDERAL, such that the registrant is now the corporate parent of CACI, INC.-FEDERAL, a Delaware corporation, and CACI N.V., a Netherlands corporation. The registrant is a holding company and its operations are conducted through subsidiaries, which are located in the U.S. and Europe.

Our telephone number is (703) 841-7800 and our Internet page can be accessed at www.caci.com. We make our web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our Internet website at www.caci.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Documents filed by us with the SEC can also be viewed at www.sec.gov.

Overview

CACI founded its business in 1962 in simulation technology, and has strategically diversified primarily within the information technology (IT) and communications industries. With revenue for the year ended June 30, 2007 (FY2007) of $1.9 billion, CACI serves clients in the government and commercial markets, primarily throughout North America and internationally on behalf of U.S. customers, as well as in the United Kingdom. We deliver IT and communication solutions, along with professional services, to our clients. Our primary areas of expertise include: systems integration, managed network services, knowledge management and engineering services. Through these service offerings, we provide comprehensive, practical IT and communications solutions by adapting emerging technologies and continually evolving legacy strengths in such areas as information assurance and security, reengineering, logistics and engineering support, litigation support systems and services, product data management, software development and reuse, voice, data and video communications, simulation and planning, financial and human resource systems and geo-demographic and customer data analysis. As a result of these broad capabilities, many of our client relationships have existed for ten years or more.

Our high quality service has enabled us to gain repeat business and sustain long-term client relationships and also to compete effectively for new clients and new contracts. We seek competitive business opportunities and have designed our operations to support major programs through centralized business development and business alliances. We have structured our business development organization to respond to the competitive marketplace, particularly within the federal government, and support that activity with full-time marketing, sales, communications, and proposal development specialists.

Our primary customers—both domestic and international—are agencies of the U.S. government, and major corporations. The demand for our services, in large measure, is created by the increasingly complex network, systems and information environments in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity and, ultimately, performance.

At June 30, 2007, CACI had approximately 10,400 employees. We currently operate from our headquarters at Three Ballston Plaza, 1100 North Glebe Road in Arlington, Virginia. CACI has offices and facilities in over 120 other locations throughout the United States, Europe, and Asia.

Domestic Operations

Our domestic operations are conducted through a number of subsidiaries, and account for 100 percent of our U.S. government revenue and approximately 12.4 percent of our commercial revenue. Some of the contracts performed by our domestic operations involve assignment of employees to international locations and at June 30, 2007, approximately 510 employees were performing such assignments. We provide IT and communications solutions, along with other professional services, to our domestic clients through all four of our major service offerings: systems integration, managed network services, knowledge management and engineering services. Generally, the solutions offered by our domestic operations are applied by clients to improve their organizational performance by enhancing system infrastructures.

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

Engineering services offerings enable clients to standardize and improve the way they manage the logistical life cycles of systems, products, and material assets, resulting in cost savings and increased productivity. They also provide acquisition support, prototype development and integration, software design and integration, systems life extension and training in the use of analytical and collaboration tools for the U.S. intelligence community. The solutions provided are often coupled with our simulation and programming services to deliver advanced logistics planning solutions.

In fashioning solutions utilizing the technologies of each of these service offerings, we make extensive use of our wide array of modeling and simulation products and services, thereby enabling clients to visualize the impact of proposed changes or new technologies before implementation. Our simulation offerings address client needs in the areas of military training and war-gaming, logistics, manufacturing, wide area networks, including satellites and land lines, local area networks, the study of business processes, and the design of distributed computer systems architecture.

International Operations

Our international operations are conducted primarily through our operating subsidiary in Europe, CACI Limited, and account for all revenue generated from international clients and 87.6 percent of our commercial revenue. CACI Limited is headquartered in London, England, and operates primarily in support of our systems integration line of business.

Our international systems integration offerings focus primarily on planning, designing, implementing and managing solutions that resolve specific technical or business needs for commercial and government clients in the telecommunications, financial services, healthcare services and transportation sectors. Our international operations also concentrate on combining data and technology in software products and services that provide strategic information on customers, buying patterns and market trends for clients who are engaged in retail sales of consumer products, direct marketing campaigns, franchise or branch site location projects, and similar endeavors.

Competition

We operate in a highly competitive industry that includes many firms, some of which are larger in size and have greater financial resources than we do. We obtain much of our business on the basis of proposals submitted in response to requests from potential and current customers, who may also receive proposals from other firms. Additionally, we face indirect competition from certain government agencies that perform services for themselves similar to those marketed by us. We know of no single competitor that is dominant in our fields of technology. We have a relatively small share of the available worldwide market for our products and services and intend to achieve growth and increasing market share in part by organic growth, and in part through strategic acquisitions.

Strengths and Strategy

Although we are a supplier of proprietary computer-based technology products and marketing systems products, we are not primarily focused on being a software product developer-distributor (see discussion following under “Patents, Trademarks, Trade Secrets and Licenses”).

We offer substantially our entire range of information systems, technical and communications services, professional services, and proprietary products to defense intelligence and civilian agencies of the U.S. government. In order to do so, we must maintain expert knowledge of agency policies and operations. Our work for U.S. government agencies may combine a wide range of skills drawn from our major service offerings, including information systems design, development and maintenance, systems engineering, telecommunications, logistics sciences, information assurance and security, military systems engineering, simulation, automated document management, and litigation support. We occasionally contract through both our domestic and international operations to supply services and/or products to governments of other nations.

Our commercial client base consists primarily of large corporations in the United Kingdom (U.K.). This market is the primary target of our proprietary marketing systems software and database products.

Decisions regarding contract awards by both our government and commercial clients typically are based on assessment of the quality of past performance, responsiveness to proposal requirements, price, and other factors.

We have the capability to combine comprehensive knowledge of client challenges with significant expertise in the design, integration, development and implementation of advanced information technology and communications solutions. This capability provides us with opportunities either to compete directly for, or to support other bidders in competition for, multi-million dollar and multi-year award contracts from the U.S. government.

We have strategic business relationships with a number of companies associated with the information technology industry. These strategic partners have business objectives compatible with ours, and offer products and services that complement ours. We intend to continue development of these kinds of relationships wherever they support our growth objectives.

Our marketing and new business development is conducted by virtually all of our officers and managers including the Chief Executive Officer, executive officers, vice presidents, and division managers. We employ marketing professionals who identify and qualify major contract opportunities, primarily in the federal government market. Our proprietary software and marketing systems are sold primarily by full time sales people. We also have established agreements for the resale of certain third party software and data products.

Much of our business is won through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment. With respect to bids for government work, however, in most cases the client specifies the terms and conditions and form of contract. In situations where the client-imposed contract type and/or terms appear to expose us to inappropriate risk, we may seek alternate arrangements or opt not to bid for the work. Essentially all contracts with the U.S. government, and many contracts with other government entities, permit the government client to terminate the contract at any time for the convenience of the government or for default by the contractor. Although we operate under the risk that such terminations may occur and have a material impact on operations, throughout our 45 years in business such terminations have been rare and, generally, have not materially affected operations. As with other government contractors, our business is subject to government client funding decisions and actions that are beyond our control. Our contracts and subcontracts are composed of a wide range of contract types, including firm fixed-price, cost reimbursement, time-and-materials, indefinite delivery/indefinite quantity (IDIQ) and government wide acquisition contracts (known as GWACS) such as General Services Administration (GSA) schedule contracts. By company policy, fixed-price contracts require the approval of at least two of our senior officers.

At any one time, we may have more than a thousand separate active contracts and/or task orders. In FY2007, the ten top revenue-producing contracts accounted for 30.6 percent of our revenue, or $593.7 million; however, no single contract accounted for more than 10 percent of our total revenue.

In FY2007, 94.2 percent of our revenue came from U.S. government prime contracts or subcontracts. Of our total revenue, 71.9 percent came from U.S. Department of Defense (DoD) contracts, and 22.3 percent from other civilian agency government clients. The remaining 5.8 percent of revenue came from commercial business, both domestic and international, and state and local contracts.

Although we are continuously working to diversify our client base, we will continue to aggressively seek additional work from the DoD. In FY2007, DoD revenue grew by 8.7 percent, or $111.2 million. The acquisitions during the year ended June 30, 2006 (FY2006), of National Security Research, Inc. (NSR) in October 2005, Information Systems Support, Inc. (ISS) in March 2006, and AlphaInsight Corporation in May 2006 and the FY2007 acquisition of Institute for Quality Management, Inc. (IQM) in May 2007 accounted for 81.6 percent of the revenue growth within DoD. Internal growth accounted for the remaining 18.4 percent of the DoD revenue growth.

Industry Trends

The federal government is the largest consumer of information technology services and solutions in the United States. We believe that the following trends will impact the federal government’s future spending on the types of services we provide:

•

Increased Congressional oversight—The increased role of Democratic Congressional leaders in what was formerly a Republican-controlled Congress, as well as high profile cases involving alleged and proven abuses, are increasing oversight at the Congressional level and audit scrutiny at the agency level. These factors require compromise between the Legislative and Executive branches of the government and introduce delays in procurement.

•

Election year dynamics—With presidential and Congressional elections being held in calendar year 2008, there will be political appointees, as well as others closely aligned to the current administration, who will be leaving government early as their potential job prospects in a new administration will likely diminish. Vacancies in key positions can have the impact of slowing the decision process around procurements and in particular new or relatively controversial acquisitions.

•

Best value versus best price—Performance-based contracting, in which a contractor’s fee payment is tied to its level of performance, is a technique for structuring all aspects of a contract around the purpose and outcome desired as opposed to the process by which the work is to be performed. While this is not a new contracting strategy, nor is it a mandate, agencies are now assigned a target achievement goal to write performance-based techniques into 40% of the total eligible service contracts worth more than $25,000. This practice is intended to shift risk from the government to the contractor.

•

Small business participation expectations—According to the Small Business Administration, small business preferences accounted for 25.4% of all prime contract dollars awarded during government fiscal year 2005. Legislation is being considered that would raise the current goal of 23% to either a 25% or a 30% goal for small business set asides. Increased small business preferences will make it more difficult for larger companies to compete for the remaining prime contract dollars.

•

Supplemental funding and the continuing cost of asymmetric warfare—Once the level of involvement in Iraq and Afghanistan begins to wind down, the military role will likely evolve from less dependence on major combat operations to an increased use of precision strikes. Intelligence gathering, processing and analysis will become even more important to the mission of the commanders in the field. Future administrations may choose to pay for these activities through annual appropriations instead of supplemental funding. Going forward, a substantial portion of the military budget will be needed to re-set and modernize equipment and infrastructure. This will likely fuel a continuing demand for logistics services and network enabled mission capabilities that will provide an increasing level of performance efficiency while also introducing elements of cost-effectiveness as should be realized with highly scalable solutions and services.

•

Strategic alliances—The current strategic environment dictates the need for more inter-company dependencies in the form of alliances and partnerships. Alliances with large and small companies who have agency mission knowledge and/or established credentials related to specific commercial-off-the-shelf (COTS) solutions are critical to winning large contracts as a prime contractor. Proficiencies through alliances with software application suppliers are increasingly important as the government adopts more solutions.

•

Strategic sourcing—This is an Office of Management and Budget (OMB) directive to make business decisions about acquiring commodities and services more effectively and efficiently. In many cases, these strategies are designed to drive specific services to commodity status in order to leverage the government’s purchasing power. Many of the multiple-award, IDIQ contracts that typify today’s market are derived from strategic sourcing initiatives that aggregate requirements and provide many options for users over extended performance periods.

Recent Significant Acquisitions

During the past three fiscal years, we completed a total of eight acquisitions, five in the U.S. and three in the U.K. including:

•

The March 2006 acquisition of substantially all of the assets of ISS for $145.8 million. ISS specializes in providing information technology, communications and logistics services to U.S. government clients including the Army, Navy, Air Force, the Social Security Administration, the General Services Administration, and the Departments of Justice and Transportation.

•

The May 2007 acquisition of all of the outstanding stock of IQM for $40.5 million. IQM provides management consulting and operational support services to the intelligence community and homeland security markets.

•

The June 2007 acquisition of all the outstanding stock of The Wexford Group International, Inc. (WGI) for $115.0 million. WGI provides management and technical consulting services in the areas of acquisition management, strategic communications, the application of technology to improve operations, and the enhancement of an enterprise’s management, organization, and performance. The acquisition of WGI gives us the opportunity to provide Army Special Operations services (i.e. counterterrorism training) and provides us with entry into a high barrier area of DoD business. Major clients include Departments of the Army, Navy, and Air Force as well as Department of Information Systems Agency (DISA) and the Deployment Health Support Directorate.

Over the past several years, the U.S. government has organized the armed services so that military personnel focus on combat and war-fighter roles, while many non-combatant roles are filled by personnel provided by contractors. The acquisitions we completed, including those as described above, have positioned us to respond to certain aspects of this transformation of DoD, and deliver contract personnel to fill some of these non-combatant roles including logistics, intelligence gathering and analysis, organizational realignment and training.

Seasonal Nature of Business

Our business in general is not seasonal, although the summer and holiday seasons affect our revenue because of the impact of holidays and vacations on our labor and on product and service sales by our international operations. Variations in our business also may occur at the expiration of major contracts until such contracts are renewed or new business obtained.

The U.S. government’s fiscal year ends on September 30 of each year. It is not uncommon for government agencies to award extra tasks or complete other contract actions in the weeks before the end of the fiscal year in order to avoid the loss of unexpended fiscal year funds. Moreover, in years when the U.S. government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a continuing resolution that authorizes agencies of the U.S. government to continue to operate, but traditionally does not authorize new spending initiatives. When much of the U.S. government operates under a continuing resolution, as occurred during the federal fiscal year ending September 30, 2007, delays can occur in procurement of products and services, and such delays can affect our revenue and profit during the period of delay.

CACI Employment and Benefits

Our employees are our most valuable resource. We are in continuing competition for highly skilled professionals in virtually all of our business areas. The success and growth of our business is significantly correlated with our ability to recruit, train, promote and retain high quality people at all levels of the organization.

For these reasons, we endeavor to maintain competitive salary structures, incentive compensation programs, fringe benefits, opportunities for growth, and individual recognition and award programs. Fringe benefits are generally consistent across our subsidiaries, and include paid vacations and holidays; medical, dental, disability and life insurance; tuition reimbursement for job-related education and training; and other benefits under various retirement savings and stock purchase plans.

We have published policies that set high standards for the conduct of our business. We require all of our employees, consultants, officers, and directors annually to execute and affirm to the code of ethics applicable to their activities. In addition, we have launched annual ethics and compliance training for all of our employees to provide them with the knowledge necessary to maintain our high standards of ethics and compliance.

Patents, Trademarks, Trade Secrets and Licenses

We own 17 patents in the United States and one patent in Canada. While we believe our patents are valid, we do not consider that our business is dependent on patent protection in any material way. We claim copyright, trademark and other proprietary rights in a variety of intellectual property, including each of our proprietary computer software and data products and the related documentation. We presently own 22 registered trademarks and service marks in the U.S. and 55 registered trademarks and service marks in other countries, primarily the U.K. All of our registered trademarks and service marks may be renewed indefinitely. In addition, we assert copyrights in essentially all of our electronic and hard copy publications, our proprietary software and data products and in software produced at the expense of the U.S. government, which rights can be maintained for up to 75 years.

Because most of our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections and benefit from them as discriminators in competition. We are also a party to agreements that give us the right to distribute computer software, data and other products owned by other companies, and to receive income from such distribution. As a systems integrator, it is important that we maintain access to software, data and products supplied by such third parties, but we generally have experienced little difficulty in doing so. The durations of such agreements vary according to the terms of the agreements themselves.

We maintain a number of trade secrets that contribute to our success and competitive distinction and endeavor to accord such trade secrets protection adequate to ensure their continuing availability to us. From time to time, we are required to assert our rights against former employees or other third parties who attempt to misappropriate our trade secrets and confidential information for their own personal or professional gain. We take such matters seriously and pursue claims against such individuals to the extent necessary to adequately protect our rights. While retaining protection of our trade secrets and vital confidential information is important, we are not materially dependent on maintenance of a specific trade secret.

Backlog

Our backlog as of June 30, 2007, which consists primarily of contracts with the U.S. government, was $6.4 billion, of which $1.2 billion was for funded orders. Total backlog as of June 30, 2006 was $4.6 billion. We presently anticipate, based on current revenue projections, that the majority of the funded backlog as of June 30, 2007 will result in revenue during the fiscal year ending June 30, 2008.

Our backlog represents the aggregate contract revenue we estimate will be earned over the remaining life of our contracts. We include in estimated remaining contract value only the contract revenue we expect to earn over the remaining term of the contract, even in cases where more than one company is awarded work under a given contract. Funded backlog is based upon amounts appropriated by a customer for payment for goods and services and as the U.S. government operates under annual appropriations, agencies of the U.S. government generally fund contracts on an incremental basis. As a result, the majority of our estimated remaining contract value is not funded backlog. The estimates used to compile remaining contract value are based on our experience under contracts, and we believe the estimates are reasonable. However, there can be no assurance that existing contracts will result in earned revenues in any future period or at all.

Business Segments, Foreign Operations, and Major Customer

Additional business segment, foreign operations and major customer information is provided in our Consolidated Financial Statements contained in this Report. In particular, see note 16, Business Segment, Customer and Geographic Information, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Revenue by Contract Type

The following information is provided on the amounts of our revenue attributable to time-and-materials contracts, cost reimbursable contracts and firm fixed-price contracts (including proprietary software product sales), during each of the last three fiscal years:

	Year Ended June 30,
	2007		2006		2005
	(amounts in thousands)
Time and materials	$1,021,129	52.7%	$899,151	51.2%	$925,074	57.0%
Cost reimbursable	531,336	27.4%	500,463	28.5%	405,801	25.0%
Firm fixed-price	385,507	19.9%	355,710	20.3%	292,187	18.0%

Total	$1,937,972	100.0%	$1,755,324	100.0%	$1,623,062	100.0%

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

We depend on contracts with the federal government for a substantial majority of our revenue, and our business could be seriously harmed if the government significantly decreased or ceased doing business with us.

We derived 94.2 percent of our total revenue in FY2007 and 94.4 percent of our total revenue in FY2006 from federal government contracts, either as a prime contractor or a subcontractor. We derived 71.9 percent of our total revenue in FY2007 and 73.1 percent of our total revenue in FY2006 from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, with the General Services Administration, or any significant agency in the intelligence community or the DoD, or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could be materially and adversely affected.

Our business could be adversely affected by the outcome of the various investigations/proceedings regarding our interrogation services work in Iraq.

In May 2004, press accounts disclosed an internal U.S. government report, the Taguba Report, which, among other things, alleged that one of our employees was involved in the alleged mistreatment of Iraqi prisoners at the Abu Ghraib facility. Another government report, the Jones/Fay Report, alleges that three of our employees, including the employee identified in the Taguba Report, acted improperly in performing their assigned duties in Iraq. The Jones/Fay Report includes a recommendation that the information in the report regarding these employees be forwarded to the General Counsel of the U.S. Army for determination of whether each of them should be referred to the U.S. Department of Justice for prosecution and to the contracting officer for appropriate contractual action. Our investigation into these matters has not to date confirmed the allegations of abuse contained in either the Taguba Report or the Jones/Fay Report. To date, no charges have been brought against us or any of our employees in connection with the Abu Ghraib allegations.

On May 7, 2007, we received a letter from Henry A. Waxman, Chairman of the House Committee on Oversight and Government Reform, requesting documents from CACI in connection with the Committee’s investigation into the work of government contractors in Iraq. We have cooperated with that investigation, and will continue to cooperate fully with the government regarding investigations arising out of interrogation services provided in Iraq.

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

Because we derive a substantial majority of our revenue from contracts with the federal government, we believe that the success and development of our business will continue to depend on our successful participation in federal government contract programs. Changes in federal government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. Any such actions could cause our actual results to differ materially and adversely from those anticipated. Among the factors that could seriously affect our federal government contracting business are:

•

the increasing demand and priority of funding for combat operations in Iraq and Afghanistan, which may reduce the demand for our services on contracts supporting some operations and maintenance activities in the DoD;

•	the funding of all civilian agencies through a continuing resolution instead of a budget appropriation, which may cause our customers to defer or reduce work under our current contracts;

•

budgetary priorities limiting or delaying federal government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding, including potential government shutdowns (such as that which occurred during the federal government’s 1996 fiscal year);

•	an increase in set-asides for small businesses, which could result in our inability to compete directly for prime contracts; and

•	curtailment of the federal government’s use of information technology or professional services.

Our federal government contracts may be terminated by the government at any time and may contain other provisions permitting the government not to continue with contract performance, and if lost contracts are not replaced, our operating results may differ materially and adversely from those anticipated.

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

Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies, some of which are not typically found in commercial contracts, including allowing the government to:

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	claim rights in systems and software developed by us;

•	suspend or debar us from doing business with the federal government or with a governmental agency;

•	impose fines and penalties and subject us to criminal prosecution; and

•	control or prohibit the export of our data and technology.

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may be unable to recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. Depending on the value of a contract, such termination could cause our actual results to differ materially and adversely from those anticipated. Certain contracts also contain organizational conflict of interest clauses that limit our ability to compete for or perform certain other contracts. Organizational conflicts of interest (OCIs) arise any time we engage in activities that (i) make us unable or potentially unable to render impartial assistance or advice to the government; (ii) impair or might impair our objectivity in performing contract work; or (iii) provide us with an unfair competitive advantage. For example when we work on the design of a particular system, we may be precluded from competing for the contract to install that system. Depending upon the value of the matters affected, an OCI issue that precludes our participation in or performance of a program or contract could cause our actual results to differ materially and adversely from those anticipated.

As is common with government contractors, we have experienced and continue to experience occasional performance issues under certain of our contracts. Depending upon the value of the matters affected, a performance problem that impacts our performance of a program or contract could cause our actual results to differ materially and adversely from those anticipated.

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

Substantially all of our contracts and task orders with the federal government are awarded through a competitive bidding process. We expect that much of the business that we will seek in the foreseeable future will continue to be awarded through competitive bidding. Budgetary pressures and changes in the procurement process have caused many government clients to increasingly purchase goods and services through IDIQ contracts, GSA schedule contracts and other government-wide acquisition contracts. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenue under each such contract. In addition, in consideration of recent publicity regarding the practice of agencies awarding work under such contracts that is arguably outside their intended scope, both the GSA and the DoD have initiated programs aimed to ensure that all work fits properly within the scope of the contract under which it is awarded. The net effect of such programs may reduce the number of bidding opportunities available to us. Moreover, even if we are highly qualified to work on a particular new contract, we might not be awarded business because of the federal government’s policy and practice of maintaining a diverse contracting base.

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

The federal government may reform its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts or other government-wide contracts, or adopt new socio-economic requirements. These changes could impair our ability to obtain new contracts or win re-competed contracts. Any new contracting methods could be costly or administratively difficult for us to satisfy and, as a result, could cause actual results to differ materially and adversely from those anticipated.

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

Federal government agencies, including the Defense Contract Audit Agency (DCAA), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with government regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes and systems is found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome to an audit by the DCAA or another government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially and adversely from those anticipated.

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

The maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. For example, we derive a substantial portion of our revenue from government contracts in which we are not the sole provider, meaning that the government could turn to other companies to fulfill the contract. We also derive revenues from IDIQ contracts, which do not require the government to purchase a material amount of goods or services under the contract. Action by the government to obtain support from other contractors or failure of the government to order the quantity of work anticipated could cause our actual results to differ materially and adversely from those anticipated.

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

Our quarterly operating results may not meet the expectations of securities analysts or investors, which in turn may have an adverse effect on the market price of our common stock. Our quarterly operating results may also fluctuate due to impairment of goodwill charges required by generally accepted accounting principles.

We may lose money or generate less than anticipated profits if we do not accurately estimate the cost of an engagement which is conducted on a fixed-price basis.

We perform a portion of our engagements on a variety of fixed-price contract vehicles. We derived 19.9 percent of our total revenue in FY2007 and 20.3 percent of our total revenue in FY2006 from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-material basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.

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

At June 30, 2007, our backlog included cost reimbursement, time-and-materials (T&M) and fixed-price contracts. Cost reimbursement and T&M contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may vary materially and adversely depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

One of our key growth strategies has been to selectively pursue acquisitions. Through acquisitions, we have expanded our base of federal government clients, increased the range of solutions we offer to our clients and deepened our penetration of existing markets and clients. We may encounter difficulty identifying and executing suitable acquisitions. To the extent that management is involved in identifying acquisition opportunities or integrating new acquisitions into our business, our management may be diverted from operating our core business. Without acquisitions, we may not grow as rapidly as the market expects, which could cause our actual results to differ materially and adversely from those anticipated. We may encounter other risks in executing our acquisition strategy, including:

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

The success of our acquisition strategy will depend upon our ability to continue to successfully integrate any businesses we may acquire in the future. The integration of these businesses into our operations may result in unforeseen operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties include the integration of personnel with disparate business backgrounds, the transition to new information systems, coordination of geographically dispersed organizations, loss of key employees of acquired companies, and reconciliation of different corporate cultures. For these or other reasons, we may be unable to retain key clients of acquired companies. Moreover, any acquired business may fail to generate the revenue or net income we expected or produce the efficiencies or cost-savings we anticipated. Any of these outcomes could cause our actual results to differ materially and adversely from those anticipated.

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

We have substantial investments in recorded goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

Goodwill accounts for $848.8 million of our recorded total assets. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income.

Our operations involve several risks and hazards, including potential dangers to our employees and to third parties that are inherent in aspects of our federal business (i.e. counterterrorism training services). If these risks and hazards are not adequately insured, it could adversely affect our operating results.

Our federal business includes the maintenance of global networks and the provision of special operations services (i.e. counterterrorism training) that require us to dispatch employees to various countries around the world. These countries may be experiencing political upheaval or unrest, and in some cases war or terrorism. It is possible that certain of our employees or executives will suffer injury or bodily harm, or be killed or kidnapped in the course of these deployments. We could also encounter unexpected costs for reasons beyond our control in connection with the repatriation of our employees or executives. Any of these types of accidents or other incidents could involve significant potential claims of employees, executives and/or third parties who are injured or killed or who may have wrongful death or similar claims against us.

We maintain insurance policies that mitigate against risk and potential liabilities related to our operations. This insurance is maintained in amounts that we believe are reasonable. However, our insurance coverage may not be adequate to cover those claims or liabilities, and we may be forced to bear significant costs from an accident or incident. Substantial claims in excess of our related insurance coverage could cause our actual results to differ materially and adversely from those anticipated.

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

We conduct the majority of our international operations in the United Kingdom. Our U.K.-based operations comprised approximately 4.2 percent of our revenue in FY2007 and 3.6 percent of our revenue in FY2006. Our U.K.-based operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

Our U.K.-based operations are also subject to risks associated with operating a commercial, as opposed to a government contracting, business, including the effects of general economic conditions in the United Kingdom on the telecommunications, computer software and computer services sectors and the impact of more concentrated and intense competition for the reduced volume of work available in those sectors. Our revenue from this business grew during FY2007 over revenue from such business in FY2006 primarily as a result of two acquisitions and the strength of the British pound. While we are marketing our services to clients in industries that are new to us, our efforts in that regard may be unsuccessful. Other factors that may adversely affect our international operations are difficulties relating to managing our business internationally and multiple tax structures. Any of these factors could cause our actual results to differ materially and adversely from those anticipated.

Our senior secured credit facility (the 2004 Credit Facility) imposes significant restrictions on our ability to take certain actions which may have an impact on our business, operating results and financial conditions.

The 2004 Credit Facility imposes significant operating and financial restrictions on us and requires us to meet certain financial tests. These restrictions may significantly limit or prohibit us from engaging in certain transactions, including the following:

•	incurring or guaranteeing additional debt;

•	paying dividends or other distributions to our stockholders or redeeming, repurchasing or retiring our capital stock;

•	making investments, loans and advances;

•	making capital expenditures above specified levels;

•	creating liens on our assets;

•	issuing or selling equity in our subsidiaries;

•	transforming or selling assets currently held by us, including sale and lease-back transactions;

•	modifying certain agreements, including those related to indebtedness; and

•	engaging in mergers, consolidations or acquisitions.

The failure to comply with any of these covenants would cause a default under the 2004 Credit Facility. A default, if not waived, could cause our debt to become immediately due and payable. In such situations, we may not be able to repay our debt or borrow sufficient funds to refinance it, and even if new financing is available, it may not contain terms that are acceptable to us.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in default on our debt obligations.

Despite our substantial debt, we may incur additional indebtedness.

The 2004 Credit Facility consists of a $200 million revolving credit facility and a $350 million term loan. In addition, we have $300 million outstanding under our convertible senior subordinated notes due 2014 (the Notes). We are able to incur additional debt in the future and have flexibility under the 2004 Credit Facility to increase the revolving credit facility to $300 million. If new debt is added to our current debt levels, the risks related to our ability to service that debt could increase.

A change in control or fundamental change may adversely affect us.

The 2004 Credit Facility provides that certain change in control events with respect to us will constitute a default. A fundamental change, as defined under the Notes, will constitute a change of control under the 2004 Credit Facility, and therefore will constitute a default under such facility. If investors in the Notes exercise the repurchase right for a fundamental change, it may cause a default under the 2004 Credit Facility, even if the fundamental change itself does not cause a default on the 2004 Credit Facility, due to the financial effect of such a repurchase on us. Furthermore, the fundamental change provisions, including the provisions requiring the increase to the conversion rate for conversions in connection with certain fundamental changes, may in certain circumstances make more difficult or discourage a takeover of our company and the removal of incumbent management.

The conditional conversion features of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion features of the Notes are triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. We currently have approximately $200 million available under our revolving credit facility, which we could use to satisfy payment obligations arising from conversions of the Notes. However, there can be no assurance that all or any portion of this facility will be available at the time any such conversion obligations arise. Our failure to pay the required cash upon conversion as required under the Notes would constitute an event of default which, if not waived, would result in the immediate acceleration of our payment obligations under all of the Notes. Any such default would also result in an event of default under the 2004 Credit Facility. In such a situation, we may not be able to repay our debt or borrow sufficient funds to refinance it, and, even if new financing is available, it may be available on terms less favorable than the terms of our existing debt and, potentially, on terms that are unacceptable to us. A material deterioration in our financial condition or operating results could inhibit our access to additional investment capital and may cause the price of our common stock to decline.

The Financial Accounting Standards Board (FASB) is currently contemplating changes to the accounting standards applicable to financial instruments such as the Notes. If those changes were to be implemented and became applicable to the Notes, we would have to report interest expense for the Notes higher than the interest expense we are required to report under current accounting standards.

The FASB is currently evaluating the accounting standards applicable to convertible debentures, like the Notes, that may be settled with a combination of cash and stock. The proposed changes, if implemented, would require us to recognize the estimated fair value of the conversion option as an original issue discount, and to amortize the discount ratably over the seven year term of the Notes. Generally accepted accounting principles currently applicable to the Notes require us to report interest expense based on the stated coupon rate and transaction expenses. If the proposed changes were to be adopted and made applicable to the Notes, we would be required to include, as a component of interest expense, a portion of the estimated fair value of the conversion option for each year the securities remain outstanding. The total interest rate to be recognized under such modified accounting standards could be more than twice the stated coupon rate of the Notes. If they occur, these changes would reduce our earnings and could adversely affect the price at which our common stock trades, but would have no effect on the amount of cash interest paid to Notes holders, or on our cash flow. We are unable to estimate the likelihood that the proposed changes will be adopted, whether they will apply to the Notes, or the date they would be effective if adopted.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of June 30, 2007, we leased office space at 117 U.S. locations containing an aggregate of approximately 2.2 million square feet located in 31 states and the District of Columbia. In three countries outside the U.S., we leased office space at six locations containing an aggregate of approximately 35,000 square feet. Our leases expire primarily within the next five years, with the exception of four leases in Northern Virginia and two leases outside of Northern Virginia, which will expire within the next seven to ten years. We anticipate that most of these leases will be renewed or replaced by other leases. All of our offices are in reasonably modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

As of June 30, 2007, we maintained our corporate headquarters in approximately 118,000 square feet of space at 1100 North Glebe Road, Arlington, Virginia. See note 14, Leases, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information regarding our lease commitments.

We acquired certain real estate in Dayton, Ohio in connection with the purchase of MTL Systems, Inc. in January, 2004. The real estate consists of 2.6 acres, a 7,110 square foot garage, and a 36,360 square foot two-story office building.

Item 3. Legal Proceedings

Saleh, et al.v. Titan Corp., et al, Case No. 05 CV 1165 (D.D.C.)

Plaintiffs filed a twenty-six count class-action complaint on June 9, 2004, originally on behalf of seven named Plaintiffs and a class of similarly situated Plaintiffs, against a number of corporate Defendants and individual corporate employees. The complaint, originally filed in the U.S. District Court for the Southern District of California, named CACI International Inc; CACI, INC.-FEDERAL, and CACI N.V. as Defendants. The complaint also named CACI Premier Technology, Inc. employee Stephen A. Stefanowicz as a Defendant.

Plaintiffs alleged, inter alia, that Defendants formed a conspiracy to increase demand for interrogation services in Iraq and violated U.S. domestic and international law. Plaintiffs seek, inter alia, declaratory relief, a permanent injunction against contracting with the government, compensatory damages, treble damages and attorney’s fees.

Plaintiffs subsequently amended their complaint several times and the action was ultimately transferred to the U.S. District Court for the District of Columbia. In March 2006, Plaintiffs filed a Third Amended Complaint adding several new counts, adding CACI Premier Technology, Inc. as a Defendant, dropping CACI, N.V. as a Defendant, and adding two former CACI Premier Technology employees, Timothy Dugan and Daniel Johnson, as Defendants.

On June 29, 2006, the Court entered an Order granting the Defendants’ motions to dismiss with respect to numerous claims, and granting the motions of the three individual Defendants to dismiss for lack of personal jurisdiction. The Court then invited the corporate Defendants to file summary judgment motions. Finally, the Court consolidated the Saleh and Ibrahim actions for discovery purposes only.

On August 4, 2006, the CACI Defendants filed a summary judgment motion. Plaintiffs thereafter engaged in document and deposition discovery for purposes of opposing CACI’s summary judgment motion. Plaintiffs subsequently filed a memorandum in opposition to CACI’s summary judgment motion, and in August 2007, CACI filed a reply memorandum in support of its summary judgment motion. That motion is pending.

Ibrahim, et al. v. Titan Corp. et al., Case No. 1:04-CV-01248-JR (D.D.C. 2004)

Plaintiffs filed a nine-count complaint on July 27, 2004 in the U.S. District Court for the District of Columbia. Plaintiffs are five Iraqis who claim they suffered significant physical injury, emotional distress, and/or wrongful death while they or their family members were held at Abu Ghraib prison in Iraq. The lawsuit names CACI International Inc, CACI, INC.-FEDERAL, and CACI N.V. as Defendants, along with Titan Corporation.

On August 12, 2005, the U.S. District Court for the District of Columbia issued a Memorandum Opinion dismissing many of the claims. The Court invited the Defendants to submit a motion for summary judgment with respect to the remaining claims. Subsequently, CACI Premier Technology, Inc. was substituted as a Defendant in lieu of CACI International Inc, CACI, INC.-FEDERAL and CACI N.V.

In December 2005, CACI filed a motion for summary judgment. Plaintiffs, in conjunction with the Saleh Plaintiffs, thereafter engaged in document and deposition discovery for purposes of opposing the summary judgment motion. Subsequently, Plaintiffs filed a memorandum in opposition to CACI’s summary judgment motion. In August 2007, CACI filed a reply memorandum in support of its summary judgment motion. That motion is pending.

We are vigorously defending the above-described legal proceedings, and, based on our present knowledge of the facts, we believe the lawsuits are completely without merit.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended June 30, 2007, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol “CAI”.

The ranges of high and low sales prices of our common stock quoted on the New York Stock Exchange for each quarter during the fiscal years ended June 30, 2007 and 2006 were as follows:

	2007		2006
Quarter	High	Low	High	Low
1st	$59.80	$47.26	$68.75	$58.50
2nd	$62.02	$53.64	$62.53	$51.45
3rd	$57.55	$44.40	$65.97	$54.99
4th	$52.36	$42.04	$68.24	$58.33

We have never paid a cash dividend. Our present policy is to retain earnings to provide funds for the operation and expansion of our business. We do not intend to pay any cash dividends at this time. The Board of Directors will determine whether to pay dividends in the future based on conditions then existing, including our earnings, financial condition and capital requirements, as well as economic and other conditions as the board may deem relevant. In addition, our ability to declare and pay dividends on our common stock is restricted by the provisions of Delaware law and covenants in our Credit Facility.

As of August 24, 2007, the number of stockholders of record of our common stock was approximately 412. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

We administer an employee stock purchase plan under which eligible employees may purchase shares of common stock at a discount as provided by the plan. To provide the shares purchased under the plan, we repurchase outstanding shares on the open market. Shares are repurchased on a quarterly basis, generally within two weeks of the end of each quarter, and are distributed within three days thereafter to employees purchasing shares. Quarterly information regarding the number of shares repurchased for this plan during the year ended June 30, 2007, and the weighted-average price paid per share, is as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share
Quarter ended:
September 30, 2006	23,226	$56.41
December 31, 2006	23,800	$57.71
March 31, 2007	21,048	$46.45
June 30, 2007	22,758	$47.19

In May 2007, we used $45.5 million of the net proceeds from the issuance of the Notes to purchase one million shares of our common stock at a price of $45.54 per share. Also, to provide shares to a participant under a director stock purchase plan whose restricted grants vested during the fiscal year, we issued 1,032 shares of common stock from treasury that were originally purchased at an average price of $45.85.

The graph below matches the cumulative 5-year total return of holders of CACI’s common stock with the cumulative total returns of the Russell 1000 index and the DJ Wilshire Computer Services index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2002 and tracks it through June 30, 2007.

	June 30,
	2002	2003	2004	2005	2006	2007
CACI International Inc	100.00	89.81	105.89	165.38	152.74	127.91
Russell 1000	100.00	100.95	120.62	130.18	142.00	171.01
DJ Wilshire Computer Services	100.00	106.48	115.31	104.47	112.53	150.72

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements for each of the fiscal years in the five year period ended June 30, 2007. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and the notes thereto included in Part II in this Annual Report on Form 10-K.

Income Statement Data

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(amounts in thousands, except per share data)
Revenue	$1,937,972	$1,755,324	$1,623,062	$1,145,785	$843,138
Costs of revenue	1,792,119	1,605,044	1,480,930	1,050,698	780,319
Net income	78,532	84,840	79,725	57,714	39,985

Earnings per common share and common share equivalent:
Basic:
Weighted-average shares outstanding	30,643	30,242	29,675	29,051	28,647
Net income	$2.56	$2.81	$2.69	$1.99	$1.40
Diluted:
Weighted-average shares and equivalent shares outstanding	31,256	31,161	30,568	29,877	29,425
Net income	$2.51	$2.72	$2.61	$1.93	$1.36

Balance Sheet Data

	Year ended June 30,
	2007	2006	2005	2004	2003
	(amounts in thousands)
Total assets	$1,791,947	$1,368,090	$1,206,639	$1,154,304	$562,050
Long-term	683,079	411,366	376,861	423,553	19,519
Working capital	413,982	238,464	284,186	208,195	182,585
Shareholders’ equity	813,847	745,359	621,034	506,490	427,206

Item 7. Management’s Discussion and Analysis of Financial Condition & Results of Operations

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our consolidated financial statements and the notes to those statements that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read “Risk Factors,” included elsewhere in this Annual Report on Form 10-K. Unless otherwise specifically noted, all years refer to our fiscal year which ends on June 30.

Overview

We are a leading provider of information-based systems, integrated solutions and services to the U.S. government. We derived 94.2% of our revenues during the year ended June 30, 2007 from contracts with U.S. government agencies, including 71.9% from DoD customers, and 22.3% from U.S. federal civilian agencies customers including the Department of Homeland Security. We also provide services to state and local governments and commercial customers.

For the year ended June 30, 2007, approximately 82.1% of our U.S. government revenue was from contracts where we were the lead, or “prime,” contractor. Our diverse contract base has approximately 600 active contracts and more than 2,500 active task orders. For the year ended June 30, 2007, no single task order or contract accounted for more than 10 percent of our revenues. We have a diverse mix of contract types, with approximately 52.7%, 27.4%, and 19.9% of our revenues for the year ended June 30, 2007, derived from time-and-materials, cost-plus and fixed-price contracts, respectively. We generally do not pursue fixed-price software development contracts that may create financial risk.

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

Revenue Recognition/Contract Accounting

We generate almost all of our revenue from three different types of contractual arrangements: cost-plus-fee contracts, time-and-materials contracts, and fixed-price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of allowable costs incurred plus an estimate of the applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, and that are subject to the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance. For such cost-plus-fee contracts subject to the provisions of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), we recognize the relevant portion of the fee upon customer approval. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered plus allowable expenses incurred.

We have four basic categories of fixed price contracts: fixed unit price, fixed price-level of effort, fixed price-completion, and fixed price-license. Revenue on fixed unit price contracts, where specified units of output under service arrangements are delivered, is recognized as units are delivered based on the specified price per unit. Revenue on fixed unit price maintenance contracts is recognized ratably over the length of the service period. Revenue for fixed price-level of effort contracts is recognized based upon the number of units of labor actually delivered multiplied by the agreed rate for each unit of labor. A significant portion of our fixed price-completion contracts involve the design and development of complex client systems. For these contracts that are within the scope of SOP 81-1, revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs. For fixed price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized ratably over the service period. Our fixed price-license agreements and related services contracts are primarily executed in our international operations. As the agreements to deliver software require significant production, modification or customization of software, revenue is recognized using the contract accounting guidance of SOP 81-1. For agreements to deliver data under license and related services, revenue is recognized as the data is delivered and services are performed. Except for losses on contracts accounted for under SAB 104, provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined. Projected losses on contracts accounted for under SAB 104 are recognized as the services and materials are provided.

Our contracts may include the provision of more than one of our services. In these situations, we recognize revenue in accordance with FASB’s Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by other authoritative literature.

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

Long-term development and production contracts make up a large portion of our business, and therefore the amounts we record in our financial statements using contract accounting methods are material. For our federal contracts, we follow U.S. government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts. Due to the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. We closely monitor compliance with, and the consistent application of, our critical accounting policies related to contract accounting. Business operations personnel conduct periodic contract status and performance reviews. When adjustments in estimated contract revenues or costs are required, any significant changes from prior estimates are included in earnings in the current period. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business operations personnel performing work under the contract. Costs incurred and allocated to contracts with the U.S. government are scrutinized for compliance with regulatory standards by our personnel, and are subject to audit by the DCAA.

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

Goodwill Valuation

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Effective July 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No. 144).

SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at least annually, utilizing a two-step methodology. The initial step requires us to assess whether indications of impairment exist. If indications of impairment are determined to exist, the second step of measuring impairment is performed, wherein the fair value of the relevant reporting unit is compared to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is impaired.

We perform our annual testing for impairment of goodwill and other intangible assets as of June 30 of each year. Based on testing performed as of June 30, 2007, there were no indications of impairment.

Stock-Based Compensation

We issue stock settled stock appreciation rights (SSARs) (non-qualified stock options (NQSOs) through May 2007) and shares of restricted stock, on an annual basis to our directors and key employees under our 2006 Stock Incentive Plan. We also issue equity instruments in the form of restricted stock units (RSUs) under our Management Stock Purchase Plan and Director Stock Purchase Plan. With the exception of SSARs that are granted with a market-based vesting feature, compensation expense attributable to SSARs and NQSOs is generally computed using the Black-Scholes valuation model. SSARs containing market-based vesting features are valued with a binomial lattice model. Assumptions relating to volatility are based on an analysis of our historical volatility. Through June 30, 2007, assumptions related to the expected term of NQSOs were based on a safe-harbor approach which allowed companies to assume an expected term at the mid-point between the end of the vesting period and the final expiration of the NQSOs. Beginning with SSARs issued during the year ending June 30, 2008, the safe harbor is no longer permissible and the expected term of SSARs issued during the year ending June 30, 2008 that do not contain market-based features will be based on an analysis of our historical NQSO exercises. The expected lives of SSARs containing market-based vesting features will be based on both historical exercise trends and expected exercise rates at various stock price levels.

Under the terms of the SSAR/stock option and RSU/restricted stock agreements, grantees retiring at or after age 65 will vest in 100 percent of their awards. We recognize the expense associated with stock options, SSARs, restricted stock and RSUs granted to employees who have reached age 65 in full at the time of grant. We recognize the expense associated with stock options, SSARs restricted stock and RSUs granted to employees nearing retirement age ratably over the period from the date of grant to the date the grantee is eligible for retirement. This treatment is referred to as the non-substantive vesting method and is applied even if the employee has remained or plans to remain an employee of the Company beyond the eligible retirement age.

Results of Operations

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

Consolidated Statements of Operations

Years ended June 30, 2007, 2006, and 2005

	Year Ended June 30,						Year to Year Change
	2007	2006	2005	2007	2006	2005	2006 to 2007		2005 to 2006
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(dollar amounts in thousands)
Revenue	$1,937,972	$1,755,324	$1,623,062	100.0%	100.0%	100.0%	$182,648	10.4%	$132,262	8.1%
Costs of revenue
Direct costs	1,267,677	1,134,951	1,019,474	65.4	64.6	62.8	132,726	11.7	115,477	11.3
Indirect costs and selling expenses	485,359	436,656	429,434	25.1	24.9	26.4	48,703	11.2	7,222	1.7
Depreciation and amortization	39,083	33,437	32,022	2.0	1.9	2.0	5,646	16.9	1,415	4.4

Total costs of revenue	1,792,119	1,605,044	1,480,930	92.5	91.4	91.2	187,075	11.7	124,114	8.4

Income from operations	145,853	150,280	142,132	7.5	8.6	8.8	(4,427)	(2.9)	8,148	5.7
Interest expense, net	20,585	17,279	14,765	1.1	1.0	0.9	3,306	19.1	2,514	17.0

Net income before income taxes	125,268	133,001	127,367	6.5	7.6	7.9	(7,733)	(5.8)	5,634	4.4
Income taxes	46,736	48,161	47,642	2.4	2.8	3.0	(1,425)	(3.0)	519	1.1

Net income	$78,532	$84,840	$79,725	4.1%	4.8%	4.9%	$(6,308)	(7.4)%	$5,115	6.4%

Revenue

For FY2007, our total revenue increased by $182.6 million, or 10.4 percent. Approximately 1.2 percent, or $21.9 million, of revenue growth was organic and resulted from an increase in services provided to a broad base of Department of Defense (DoD), intelligence, and federal civilian agency customers. The remaining 9.2 percent increase, or $160.7 million, was from acquisitions completed in FY2006 and FY2007.

During FY2006, total revenue increased by $132.3 million, or 8.1 percent. Approximately 3.4 percent or $55.5 million of this growth was organic and resulted primarily from increases in services and solutions provided to our DoD customers. The remaining 4.7 percent or $76.8 million of the FY2006 revenue growth was generated by acquisitions completed in FY2006.

Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue for FY2007 and FY2006 is as follows (in millions):

Business Acquired	2007	2006
Information Systems Support, Inc. (ISS)	$96.0	$49.0
AlphaInsight	40.0	8.1
National Security Research, Inc. (NSR)	6.3	14.6
Others	18.4	5.1

Total	$160.7	$76.8

The following table summarizes revenue earned by each of the customer groups for the three most recent fiscal years:

	Year ended June 30,
	2007		2006		2005
	(dollar amounts in thousands)
Department of Defense	$1,393,735	71.9%	$1,282,582	73.1%	$1,179,259	72.7%
Federal civilian agencies	431,752	22.3	374,502	21.3	350,886	21.6
Commercial and other	91,946	4.7	73,644	4.2	68,140	4.2
State & local government	20,539	1.1	24,596	1.4	24,777	1.5

Total	$1,937,972	100.0%	$1,755,324	100.0%	$1,623,062	100.0%

Revenue from DoD customers increased 8.7 percent, or $111.2 million, to approximately $1.4 billion for FY2007 as compared to FY2006. The aforementioned acquisitions accounted for approximately 81.6 percent of this growth, contributing $90.7 million. DoD revenue includes that earned for services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the combat operations in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy, such as services to support the Navy’s automatic identification technologies and a mine countermeasure program that protects its fleet.

Revenue from DoD customers increased 8.8 percent, or $103.3 million, to approximately $1.3 billion for FY2006 as compared to FY2005. The aforementioned acquisitions accounted for approximately 52.7 percent of this growth, contributing $54.5 million.

Revenue from federal civilian agencies increased $57.3 million, or 15.3 percent, to $431.8 million during FY2007 as compared to FY2006. The primary revenue growth drivers in this area came from acquisitions, which accounted for 83.1 percent of the increase. Approximately 15.4 percent of federal civilian agency revenue for the year was derived from the Department of Justice (DoJ), for whom we provide litigation support services. Revenue from DoJ was $66.6 million in FY2007 versus $79.0 million in FY2006. The decrease in revenue earned from DoJ resulted primarily from the reduced level of services provided to support both DoJ litigation efforts involving the tobacco industry and the Department of Energy. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

During FY2006 as compared to FY2005, revenue from federal civilian agencies increased $23.6 million, or 6.7 percent, to $374.5 million. The primary revenue growth drivers in this area came from acquisitions, which accounted for almost 60 percent of the increase. Approximately 21.1 percent of federal civilian agency revenue for the year was derived from DoJ. Revenue from DoJ was $79.0 million in FY2006 versus $92.7 million in FY2005. The decrease in revenue earned from DoJ resulted from the conclusion, early in FY2006, of services provided to support DoJ litigation efforts involving the tobacco industry.

Commercial revenue increased 24.9 percent, or $18.3 million, to $91.9 million in FY2007 as compared to FY2006. Commercial revenue is derived from both international and domestic operations. In FY2007, international operations accounted for 87.6 percent, or $80.5 million, of the total commercial revenue, while the domestic operations accounted for 12.4 percent, or $11.4 million. The increase in Commercial revenue was primarily from our operations in the United Kingdom (U.K.), which increased by 28.2 percent, or $17.7 million. Growth in the U.K. was generated by two acquisitions completed in FY2006 and favorable exchange rates.

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

Growth in the U.K. was generated by two acquisitions completed in FY2006, and from increased sales by its marketing systems group that supplies demographic software and data services. This increase was partly offset by a downturn in domestic commercial revenue primarily due to software sales and services.

Revenue from state and local governments decreased by 16.5 percent, or $4.1 million during FY2007, as compared to FY2006. The decrease is attributable to a decreased demand for our information technology services that were provided across a number of states. In FY2006 as compared to FY2005, revenue from state and local governments decreased by 0.7 percent, or $0.2 million. The main driver of the decrease was the downturn of contract work within two state contracts during the fourth quarter of FY2006. Revenue from state and local governments represented 1.1 percent and 1.4 percent of our total revenue in FY2007 and FY2006, respectively. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations. Operating income decreased 2.9 percent, or $4.4 million, in FY2007 as compared to FY2006. Our operating margin in FY2007 was 7.5 percent compared to 8.6 percent a year earlier. The decline in income from operations as a percentage of revenue was due primarily to an increase in subcontract labor and materials as a percent of total direct costs. These generate a lower margin than our direct labor. In FY2006 as compared to FY2005, operating income increased 5.7 percent, or $8.1 million. Our operating margin in FY2006 was 8.6 percent compared to 8.8 percent a year earlier. This decrease in margin rate also relates primarily to an increase in subcontract labor and materials as a percent of total direct costs.

During the fiscal years ended June 30, 2007, 2006 and 2005, as a percentage of revenue, total direct costs were 65.4 percent, 64.6 percent and 62.8 percent, respectively. The year-to-year increases in direct costs as a percentage of revenue have been driven primarily by an increase in the use of subcontractors. These costs are common in our industry, are typically incurred in response to specific client tasks and may vary from period to period.

The single largest component of direct costs, direct labor, was $548.5 million, $507.5 million and $490.4 million in FY2007, FY2006 and FY2005, respectively. The increase in direct labor during the last three fiscal years is attributable to the internal growth in our federal government business both in the DoD and federal civilian agencies, and to acquisitions. Other direct costs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses, were $719.1 million, $627.4 million, and $529.1 million in FY2007, FY2006 and FY2005, respectively. The year over year increase was primarily the result of increased volume of tasking across system integration, knowledge management and engineering services including the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor and other discretionary costs. As a percentage of revenue, indirect costs and selling expenses were 25.1 percent, 24.9 percent and 26.4 percent for FY2007, FY2006 and FY2005, respectively. The fluctuation in percentage experienced during these fiscal years is primarily the result of integrating acquired businesses while controlling our various indirect and general and administrative expenses in these periods of growth. A component of indirect costs and selling expenses is stock compensation. Total stock compensation expense was $13.0 million, $15.5 million, and $11.2 million for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. The decrease in stock compensation expense from FY2006 to FY2007 was due to fewer grants issued in FY2007 as compared to FY2006.

Depreciation and amortization expense increased $5.6 million, or 16.9 percent, in FY2007 as compared to FY2006. The increase was primarily attributable to the amortization of the identifiable intangible assets acquired with the five business combinations completed during FY2006 and one completed during May of FY2007. In FY2006 as compared to FY2005, depreciation and amortization expense increased $1.4 million or 4.4 percent primarily from the amortization of acquired intangible assets.

Net interest expense increased $3.3 million, or 19.1 percent in FY2007, as compared to FY2006. The primary driver for the increase was an approximate 1.0 percent increase in the weighted-average interest rate, excluding the effects of two interest rate swap agreements, of our average borrowings. Net interest expense also increased as a result of the issuance of $300 million of convertible notes in May 2007. The higher interest expense was partially offset by interest income generated from cash on hand. We had outstanding borrowings of $643.4 million at June 30, 2007. We are required to repay a minimum of $3.5 million annually through FY2010 under the terms of our credit facility.

Net interest expense increased $2.5 million in FY2006 as compared to FY2005. The primary driver for the increase was an approximate 1.5 percent increase in the weighted-average interest rate, excluding the effects of two interest rate swap agreements, of our average borrowings. Higher interest expense also resulted from borrowings of $25 million to supplement available cash necessary to complete the acquisition of AlphaInsight. The higher interest expense was partially offset by interest income generated from cash on hand.

The effective income tax rates in FY2007, FY2006 and FY2005, were 37.3 percent, 36.2 percent and 37.4 percent, respectively. The higher tax rate in FY2007 as compared to FY2006 reflects a reduction in benefits realized from research and development credits and higher state taxes based upon recently filed tax returns.

Quarterly Financial Information

Quarterly financial data for the two most recent fiscal years is provided in note 24, Quarterly Financial Data, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Effects of Inflation

Based on our contract mix reported for FY2007, approximately 27 percent of our business is conducted under cost-reimbursable contracts which automatically adjust revenue to cover costs that are affected by inflation. Approximately 53 percent of our revenue is earned under time-and-material contracts, where labor rates for many of the services provided are often fixed for several years. Under certain time-and-material contracts containing indefinite-delivery, indefinite-quantity procurement arrangements, we do adjust labor rates annually as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our time-and-materials and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $168.0 million, $107.1 million and $126.6 million for the years ended June 30, 2007, 2006 and 2005, respectively.

Effective May 16, 2007, we issued an aggregate of $300.0 million of 2.125% convertible senior subordinated notes (the Notes) that mature on May 1, 2014 in a private placement pursuant to Rule 144A of the Securities Act of 1933. The Notes are subordinate to our senior secured debt, and interest on the Notes is payable on May 1 and November 1 of each year. We have filed a registration statement with the SEC to register resales of the Notes and the common stock issuable upon conversion of the Notes, and expect that the registration statement will be effective no later than November 12, 2007, 180 days from the date of closing.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97% of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of June 30, 2007, none of the conditions permitting conversion of the Notes had been satisfied.

In the event of a fundamental change, as defined, holders may require us to repurchase the Notes at a price equal to the principal amount plus any accrued interest. Also, if certain fundamental changes occur prior to maturity, we will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, we may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. We are not permitted to redeem the Notes.

The contingently issuable shares are not included in our diluted share count for the fiscal year ended June 30, 2007, because our average stock price during that period was below the conversion price. Debt issuance costs of approximately $7.3 million are being amortized to interest expense over seven years. Upon closing of the sale of the Notes, approximately $45 million of the net proceeds was used to concurrently repurchase one million shares of our common stock.

In connection with the issuance of the Notes, we purchased in a private transaction at a cost of $84.4 million call options (the Call Options) to purchase approximately 5.5 million shares of our common stock at a price equal to the conversion price of $54.65 per share. The Call Options allow us to receive shares of our common stock from the counterparties equal to the amount of common stock related to the excess conversion value that we would pay the holders of the Notes upon conversion.

For income tax reporting purposes, the Notes and the Call Options are integrated. This creates an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options will be accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $32.8 million to be realized for income tax reporting purposes over the term of the Notes has been reflected as an increase in additional paid-in-capital and a long-term deferred tax asset.

In addition, we sold warrants (the Warrants) to issue approximately 5.5 million shares of CACI common stock at an exercise price of $68.31 per share. The proceeds from the sale of the Warrants totaled $56.5 million.

On a combined basis, the Call Options and the Warrants are intended to reduce the potential dilution of CACI’s common stock in the event that the Notes are converted by effectively increasing the conversion price of these notes from $54.65 to $68.31. The Call Options are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding. The Warrants will result in additional diluted shares outstanding if our average common stock price exceeds $68.31. The Call Options and the Warrants are separate and legally distinct instruments that bind us and the counterparties and have no binding effect on the holders of the Notes.

We also maintain a $550 million credit facility (the 2004 Credit Facility), which includes a $200 million revolving credit facility (the Revolving Facility), and a $350 million institutional term loan (the Term Loan). The initial borrowings under the 2004 Credit Facility were $422.6 million, of which $338.6 million was outstanding under the Term Loan at June 30, 2007.

The Revolving Facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200 million, with annual sublimits on amounts borrowed for acquisitions. The Revolving Facility also contains an accordion feature under which the Company may borrow up to an additional $100 million with prior lender approvals. The Revolving Facility permits one, two, three and six month interest rate options, and repayment of any outstanding balances is due in full May 2, 2009. We pay a fee on the unused portion of the facility. During the year ended June 30, 2007, we paid down borrowings of $25.0 million under the Revolving Facility and there was no outstanding balance under the Revolving Facility at June 30, 2007.

The Term Loan portion of the 2004 Credit Facility is a seven-year secured facility under which principal payments are due in quarterly installments of $0.9 million at the end of each fiscal quarter through March 2011, and the balance of $325.5 million is due in full on May 2, 2011.

Interest rates for both Revolving Facility and Term Loan borrowings are based on LIBOR, or the higher of the prime rate, or federal funds rate, plus applicable margins. Margin and unused fee rates are determined quarterly based on our leverage ratios. We are expected to operate within certain limits on leverage, net worth and fixed-charge coverage ratios throughout the term of the 2004 Credit Facility. The total costs associated with securing the 2004 Credit Facility, as amended, were approximately $8.7 million, and are being amortized over the life of the 2004 Credit Facility.

We have amounts due under a lease agreement classified as a capital lease for reporting purposes and amounts due under a mortgage note payable. We also maintain a line of credit facility in the United Kingdom. The total amount of reported principal due under the capital lease agreement and mortgage note payable was $0.7 million at June 30, 2007. The total amount available under the line-of-credit facility in the U.K., which is scheduled to expire in December 2007, is approximately $1.0 million. As of June 30, 2007, the Company had no borrowings under this facility.

Cash and cash equivalents were $285.7 million and $24.7 million as of June 30, 2007 and 2006, respectively. Cash and cash equivalents at June 30, 2007 includes $49.0 million of cash paid in July 2007 in connection with the acquisition of WGI. Working capital was $414.0 million and $238.5 million as of June 30, 2007 and 2006, respectively. Our operating cash flow was $168.0 million for FY2007, compared to $107.1 million for the same period a year ago. The current year increase in operating cash flow results from both strong collection activity from receivables billed during the year and the timing of certain large dollar subcontractor payments. Days-sales outstanding improved to 66 at June 30, 2007, compared to 74 for the same period a year ago.

We used $116.2 million and $259.1 million of cash in investing activities during FY2007 and FY2006, respectively. The significant decrease in FY2007 was attributed to decreased acquisitions during the year. We completed two acquisitions, IQM and WGI, in FY2007 as compared to five acquisitions in FY2006.

Purchases of office and computer related equipment of $7.9 million and $9.5 million in FY2007 and FY2006, respectively, accounted for a majority of the remaining funds used in investing activities. We have relatively low capital expenditure requirements for our business, and expect these expenditures in the coming years to remain consistent with the levels reported in recent fiscal years.

Cash provided by financing activities totaled $208.0 million and $43.3 million during FY2007 and FY2006, respectively. During FY2007 financing activities reflect the sale of the Notes. We used $45.5 million of cash from the sales of the Notes to repurchase one million shares of our common stock. Cash provided by financing activities during FY2006 consisted primarily of a $25 million borrowing under our Revolving Facility that was made to help finance the FY2006 acquisition of AlphaInsight. This Revolving Facility borrowing was repaid during the first quarter of FY2007.

Cash flows from financing activities continued to benefit from proceeds received from the exercise of stock options, and purchases of stock under our employee stock purchase plan. Proceeds from these activities totaled $13.9 million and $17.6 million during FY2007 and FY2006, respectively. These were offset by cash used to purchase stock to fulfill obligations under the employee stock purchase plan. Cash used to acquire stock under the employee stock purchase plan was $4.7 million and $7.5 million during FY2007 and FY2006, respectively.

We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under our 2004 Credit Facility and the Notes will depend on our future financial performance which will be affected by many factors outside of our control.

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet financing primarily to finance the lease of operating facilities. With the exception of a building acquired in connection with an acquisition completed during the year ended June 30, 2004, we have financed the use of all of our office and warehouse facilities through operating leases.

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

The following table summarizes our contractual obligations as of June 30, 2007 that require us to make future cash payments:

	Payments Due By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(amounts in thousands)
Contractual obligations:
Long-term debt(1)	$338,625	$3,500	$7,000	$328,125	$—
Capital lease obligations(2)	54	54	—	—	—
Convertible notes(1)	300,000	—	—	—	300,000
Acquired note payable(1)	4,097	4,097	—	—	—
Operating leases(3)	146,728	30,642	50,988	27,549	37,549
Other long-term liabilities reflected on our balance sheet under GAAP
Other notes payable(1)	693	46	100	113	434
Deferred compensation(4)	42,527	4,788	7,758	4,173	25,808

Total	$832,724	$43,127	$65,846	$359,960	$363,791

(1)	See note 13 to our consolidated financial statements for additional information regarding debt and related matters.
(2)	The principal portion of capital lease obligations totaling $50,000 is included in our consolidated balance sheet at June 30, 2007.
(3)	See note 14 to our consolidated financial statements for additional information regarding operating lease commitments.
(4)	This liability is substantially offset by investments held by the plan provider to be reimbursed to us upon the payment of the liability to the plan participant. See note 20 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. A one percent change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $2.5 million for the fiscal year ended June 30, 2007.

We seek to manage these fluctuations, in part, through interest rate swaps. As of June 30, 2007, we were party to two interest rate swap agreements with a notional amount of debt of $98.0 million that provide fixed-rate payments in lieu of floating rate payments over a twenty-seven month period beginning in March 2006. We continue to monitor market conditions to determine if additional interest rate swap agreements are appropriate.

Approximately 4.2 percent and 3.6 percent of our total revenues in FY2007 and FY2006, respectively, were derived from our international operations in the U.K. Our practice in the U.K. is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of June 30, 2007 we held pounds sterling in the U.K. equivalent to approximately $18.2 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of CACI International Inc and subsidiaries are provided in Part IV in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We had no disagreements with our independent registered public accounting firm on accounting principles, practices or financial statement disclosure during and through the date of the consolidated financial statements included in this report.

Item 9A. Controls and Procedures

A.	Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in the Exchange Act Ruling 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our periodic filings with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud. Due to such inherent limitations, there can be only reasonable, and not absolute, assurance that any system of disclosure controls and procedures will be successful in detecting or preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2007. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

B.	Internal Control Over Financial Reporting

The management of CACI International Inc is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), and for its assessment of the effectiveness of internal control over financial reporting.

We maintain internal controls over financial reporting that are designed to provide reasonable assurance regarding the reliability of financial reporting, and the preparation of financial statements. CACI International Inc’s internal control over financial reporting includes those policies and procedures that 1) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; 2) ensure the maintenance of records that accurately and fairly reflect our transactions; 3) ensure that our receipts, expenditures and asset dispositions are made in accordance with director and management authorizations; and 4) provide reasonable assurance that our assets are properly safeguarded.

With the participation of our CEO and CFO, we performed an evaluation of the effectiveness of the internal control over financial reporting to comply with the rules on internal control over financial reporting issued pursuant to the Sarbanes-Oxley Act of 2002. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that, as of June 30, 2007, our internal control over financial reporting was effective based on those criteria. In addition, our independent registered public accounting firm evaluated the effectiveness of our internal control over financial reporting, and audited management’s assessment of our internal control over financial reporting. Management’s report on the effectiveness of internal control over financial reporting, and the independent auditors’ report on management’s assessment, are included in Part IV of this report.

C.	Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, an evaluation was also performed of any changes in our internal control procedures over financial reporting that occurred during our last fiscal quarter. Based on this evaluation, management determined there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

The Information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, except for the specific disclosures below:

Item 10. Officers, Directors and Executive Officers of the Registrant

Audit Committee and Financial Expert

The Board of Directors has determined that at least one member of our Audit Committee qualifies as an audit committee financial expert as that term is defined in Item 401(h) of Regulation S-K, and that at least one member of the Audit Committee, Director Richard L. Leatherwood, has accounting or related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, and that each member of the Audit Committee is financially literate within the meaning of the listing standards of the New York Stock Exchange. Mr. Leatherwood is “independent” for the purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended, and the listing standards of the New York Stock Exchange.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. That code, our Standards of Ethics and Business Conduct, can be found posted in the “Investors” section of our website at www.caci.com and a printed copy of such code will be furnished to any shareholder who requests a copy.

We intend to disclose any amendment to the Standards of Ethics and Business Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Standards of Ethics and Business Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any other executive officer of the Company, in the “Investors” section of our website at www.caci.com within four business days following the date of such amendment or waiver.

Corporate Governance Guidelines

We have adopted a set of corporate governance guidelines in accordance with the requirements of the Section 303A of the New York Stock Exchange Listed Company Manual. Those guidelines can be found posted on our website at www.caci.com and a printed copy will be furnished to any shareholder who requests a copy.

Item 11. Executive Compensation

The information required by this Item 11 is included in the text and tables under the caption “Executive Officer Compensation” in our 2007 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2007.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The information required by this Item 12 is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2007 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2007.

Item 13. Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K concerning certain relationships and related transactions is included under the caption “Director Compensation” in our 2007 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2007.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A concerning principal accounting fees and services is included under the caption “Fees Paid to Ernst & Young” in our 2007 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

1.	Financial Statements

A.	Report of Management on Internal Control Over Financial Reporting

B.	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

C.	Report of Independent Registered Public Accounting Firm

D.	Consolidated Statements of Operations for the fiscal years ended June 30, 2007, 2006 and 2005

E.	Consolidated Balance Sheets as of June 30, 2007 and 2006

F.	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2007, 2006 and 2005

G.	Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2007, 2006 and 2005

H.	Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2007, 2006 and 2005

I.	Notes to Consolidated Financial Statements

2.	Supplementary Financial Data

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2007, 2006 and 2005

(b)	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc amended as of March 15, 2007.		8-K	March 21, 2007	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation, incorporated above as Exhibit 3.1.		10-K	September 13, 2006	4.1

4.2	The Rights Agreement incorporated below as Exhibit 10.6.		8-K	July 11, 2003	4.1

4.3	Indenture, dated as of May 16, 2007, between CACI International Inc and The Bank of New York, including the form of Note.		8-K	May 16, 2007	4.1

4.4	Registration Rights Agreement, dated as of May 16, 2007, among CACI International Inc and J.P. Morgan Securities Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Wachovia Capital Markets, LLC.		8-K	May 16, 2007	4.2

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
4.5	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and Morgan Stanley & Co. International plc, as amended May 11, 2007.		8-K	May 16, 2007	4.3

4.6	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Morgan Stanley & Co. International plc, as amended May 11, 2007.		8-K	May 16, 2007	4.4

4.7	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and J.P. Morgan Chase Bank, National Association, as amended May 11, 2007.		8-K	May 16, 2007	4.5

4.8	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and J.P. Morgan Chase Bank, National Association, as amended May 11, 2007.		8-K	May 16, 2007	4.6

4.9	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and Bank of America, N.A., as amended May 11, 2007.		8-K	May 16, 2007	4.7

4.10	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Bank of America, N.A., as amended May 11, 2007.		8-K	May 16, 2007	4.8

10.1	Employment Agreement between CACI International Inc and Dr. J. P. London dated August 17, 1995.		10-K	September 27, 1995	10.3

10.2	The 1996 Stock Incentive Plan of CACI International Inc.		S-8	February 15, 2005	4.3

10.3	Form of Stock Option Agreement between CACI International Inc and certain employees.		10-K	September 27, 2002	10.10

10.4	Form of Performance Accelerated Stock Option Agreement between CACI International Inc and certain employees.		10-K	September 27, 2002	10.11

10.5	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company.		8-K	July 11, 2003	4.1

10.6	The 2002 Employee Stock Purchase Plan of CACI International Inc.		S-8	March 28, 2003	4.3

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.7	Amended and Restated Management Stock Purchase Plan of CACI International Inc.		Def 14A	October 13, 2006	Appendix B

10.8	Director Stock Purchase Plan of CACI International Inc.		S-8	March 28, 2003	4.5

10.9	The Credit Agreement dated May 3, 2004, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		10-K	September 13, 2004	10.21

10.10	First Amendment dated May 18, 2005 to the Credit Agreement dated May 3, 2004, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 18, 2005	99

10.11	The Amended and Restated Asset Purchase Agreement dated February 16, 2006 between CACI International Inc, CACI, INC.-FEDERAL, CACI Acquisition, Inc., Information Systems Support, Inc., Young Yong Lee, AE Kyung Lee, Jack A. Garson, as Voting Trustee.		8-K	March 1, 2006	99b

10.12	2006 Stock Incentive Plan of CACI International Inc.		Def 14A	October 13, 2006	Appendix A

10.13	Amended and Restated Employment Agreement dated November 13, 2006 between J.P. London and CACI International Inc.		10-Q	February 9, 2007	10.1

10.14	Amended and Restated Severance Compensation Agreement dated December 13, 2006 between Paul M. Cofoni and CACI International Inc.		10-Q	February 9, 2007	10.2

10.15	Amended and Restated Severance Compensation Agreement dated December 18, 2006 between William M. Fairl and CACI International Inc.		10-Q	February 9, 2007	10.3

10.16	Amended and Restated Severance Compensation Agreement dated December 27, 2006 between Gregory R. Bradford and CACI International Inc.		10-Q	February 9, 2007	10.4

10.17	CACI Separation and Severance Agreement dated January 23, 2007 between Stephen L. Waechter and CACI, INC.-FEDERAL.		10-Q	February 9, 2007	10.5

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.18	Second Amendment, dated May 9, 2007, to the Credit Agreement dated as of May 3, 2004 among CACI International Inc, the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as Administrative Agent.		8-K	May 11, 2007	10.1

10.19	Purchase Agreement, dated May 10, 2007, among CACI International Inc and J.P. Morgan Securities Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Wachovia Capital Markets, LLC.		8-K	May 16, 2007	10.1

10.20	Stock Purchase Agreement by and among CACI International Inc, CACI, INC. – FEDERAL and The Wexford Group International, Inc. and the Stockholders of The Wexford Group International, Inc., dated May 30, 2007.	X

10.21	Amended and Restated Employment Agreement dated July 1, 2007 between J.P. London and CACI International Inc	X

10.22	Employment Agreement dated July 1, 2007 between Paul M. Cofoni and CACI International Inc	X

10.23	Severance Compensation Agreement dated July 1, 2007 between Gregory R. Bradford and CACI International Inc	X

10.24	Severance Compensation Agreement dated July 1, 2007 between William M. Fairl and CACI International Inc	X

21.1	Significant Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

99.1	Certification of Chief Executive Officer pursuant to Regulation 303A.12(b) of the New York Stock Exchange	X

Report of Management on Internal Control Over Financial Reporting

August 27, 2007

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2007.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included herein and has reported on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007.

/s/ PAUL M. COFONI	/s/ THOMAS A. MUTRYN
Paul M. Cofoni	Thomas A. Mutryn
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

Board of Directors and Stockholders

CACI International Inc

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that CACI International Inc maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CACI International Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CACI International Inc maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CACI International Inc maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CACI International Inc as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended June 30, 2007 and our report dated August 27, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 27, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CACI International Inc

We have audited the accompanying consolidated balance sheets of CACI International Inc, as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CACI International Inc at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CACI International Inc’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 27, 2007

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Fiscal year ended June 30,
	2007	2006	2005
Revenue	$1,937,972	$1,755,324	$1,623,062

Costs of revenue:
Direct costs	1,267,677	1,134,951	1,019,474
Indirect costs and selling expenses	485,359	436,656	429,434
Depreciation and amortization	39,083	33,437	32,022

Total costs of revenue	1,792,119	1,605,044	1,480,930

Income from operations	145,853	150,280	142,132
Interest expense and other	25,791	21,684	16,898
Interest income	(5,206)	(4,405)	(2,133)

Income before income taxes	125,268	133,001	127,367
Income taxes	46,736	48,161	47,642

Net income	$78,532	$84,840	$79,725

Basic earnings per share	$2.56	$2.81	$2.69

Diluted earnings per share	$2.51	$2.72	$2.61

Weighted-average basic shares outstanding	30,643	30,242	29,675

Weighted-average diluted shares outstanding	31,256	31,161	30,568

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$285,682	$24,650
Accounts receivable, net	386,150	392,013
Deferred income taxes	14,980	11,142
Prepaid expenses and other current assets	22,191	22,024

Total current assets	709,003	449,829
Goodwill	848,820	722,458
Intangible assets, net	113,270	109,726
Property and equipment, net	22,695	25,082
Supplemental retirement savings plan assets	40,544	32,137
Accounts receivable, long-term, net	10,657	10,170
Deferred income taxes	20,841	—
Other long-term assets	26,117	18,688

Total assets	$1,791,947	$1,368,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,643	$3,543
Accounts payable	59,827	44,921
Accrued compensation and benefits	96,978	93,398
Other accrued expenses and current liabilities	130,573	69,503

Total current liabilities	295,021	211,365
Long-term debt, net of current portion	635,772	364,317
Supplemental retirement savings plan obligations	37,808	32,734
Other long-term obligations	9,499	14,315

Total liabilities	978,100	622,731

Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 38,750 and 38,403 shares issued, respectively	3,875	3,840
Additional paid-in capital	347,207	314,573
Retained earnings	521,234	442,702
Accumulated other comprehensive income	8,605	5,840
Treasury stock, at cost (8,772 and 7,784 shares, respectively)	(67,074)	(21,596)

Total shareholders’ equity	813,847	745,359

Total liabilities and shareholders’ equity	$1,791,947	$1,368,090

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal year ended June 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78,532	$84,840	$79,725
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	39,083	33,437	32,022
Amortization of deferred financing costs	1,603	1,421	1,344
Stock-based compensation expense	13,019	15,496	11,207
Deferred income tax expense (benefit)	2,062	1,140	(9,665)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	24,952	161	5,493
Prepaid expenses and other current assets	(5,778)	(8,487)	(1,390)
Accounts payable and other accrued expenses	12,850	(16,207)	(11,920)
Accrued compensation and benefits	359	(3,324)	8,293
Income taxes payable and receivable	(2,006)	(10,572)	4,366
Deferred rent expense	(1,574)	1,226	1,206
Supplemental retirement savings plan obligations and other long-term liabilities	4,929	7,956	5,875

Net cash provided by operating activities	168,031	107,087	126,556

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,898)	(9,521)	(8,793)
Cash paid for business acquisitions, net of cash acquired	(106,212)	(244,293)	(6,647)
Other	(2,063)	(5,279)	(1,119)

Net cash used in investing activities	(116,173)	(259,093)	(16,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of transaction costs	292,654	—	—
Proceeds from borrowings under bank credit facilities	—	25,000	—
Payments made under bank credit facilities	(28,543)	(3,641)	(65,729)
Purchase of call options, net of proceeds from sale of warrants	(27,870)	—	—
Proceeds from employee stock purchase plans	5,378	7,158	7,261
Proceeds from exercise of stock options	8,524	10,422	16,351
Repurchases of common stock	(50,275)	(7,512)	(8,362)
Incremental tax benefit from stock-based compensation expense	8,083	11,883	10,490

Net cash provided by (used in) financing activities	207,951	43,310	(39,989)

Effect of exchange rate changes on cash and cash equivalents	1,223	381	(72)

Net increase (decrease) in cash and cash equivalents	261,032	(108,315)	69,936
Cash and cash equivalents, beginning of year	24,650	132,965	63,029

Cash and cash equivalents, end of year	$285,682	$24,650	$132,965

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds	$38,703	$47,403	$43,438

Cash paid for interest	$22,499	$18,866	$16,674

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Preferred Stock		Common Stock		Aditional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE, June 30, 2004	—	—	36,956	$3,696	$243,869	$278,137	$3,660	7,815	$(22,872)	$506,490
Net income	—	—	—	—	—	79,725	—	—	—	79,725
Stock-based compensation expense	—	—	—	—	11,207	—	—	—	—	11,207
Exercise of stock options	—	—	851	85	26,528	—	—	—	—	26,613
Currency translation adjustment	—	—	—	—	—	—	(749)	—	—	(749)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(190)	—	—	(190)
Repurchase of common stock	—	—	—	—	—	—	—	158	(8,362)	(8,362)
Treasury stock issued under stock purchase plans	—	—	—	—	(2,108)	—	—	(160)	8,408	6,300

BALANCE, June 30, 2005	—	—	37,807	3,781	279,496	357,862	2,721	7,813	(22,826)	621,034
Net income	—	—	—			84,840	—	—	—	84,840
Stock-based compensation expense	—	—	—		15,496	—	—	—	—	15,496
Exercise of stock options	—	—	596	59	21,044	—	—	—	—	21,103
Currency translation adjustment	—	—	—	—	—	—	1,458	—	—	1,458
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	1,661	—	—	1,661
Repurchase of common stock	—	—	—	—	—	—	—	121	(7,512)	(7,512)
Treasury stock issued under stock purchase plans	—	—	—	—	(1,463)	—	—	(150)	8,742	7,279

BALANCE, June 30, 2006	—	—	38,403	3,840	314,573	442,702	5,840	7,784	(21,596)	745,359
Net income	—	—	—	—	—	78,532	—	—	—	78,532
Stock-based compensation expense	—	—	—	—	13,019	—	—	—	—	13,019
Exercise of stock options and vesting of restricted stock units	—	—	348	35	14,577	—	—	—	—	14,612
Purchase of call options, net of proceeds from sale of warrants	—	—	—	—	(27,870)	—	—	—	—	(27,870)
Tax benefit of call options	—	—	—	—	32,816	—	—	—	—	32,816
Currency translation adjustment	—	—	—	—	—	—	4,333	—	—	4,333
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(834)	—	—	(834)
Initial effect of adoption of Statement of Financial Accounting Standards No.158, Employers Accounting for Defined Benefit Pension and Other Post-Retirement Plans	—	—	—	—	—	—	(734)	—	—	(734)
Repurchases of common stock	—	—	—	—	—	—	—	1,091	(50,275)	(50,275)
Treasury stock issued under stock purchase plans	—	—	—	—	92	—	—	(103)	4,797	4,889

BALANCE, June 30, 2007	—	$—	38,751	$3,875	$347,207	$521,234	$8,605	8,772	$(67,074)	$813,847

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Fiscal Year ended June 30,
	2007	2006	2005
Net income	$78,532	$84,840	$79,725
Change in foreign currency translation adjustment	4,333	1,458	(749)
Initial recognition of prior service cost, net of tax, with the adoption of Statement of Financial Accounting Standards No. 158	(734)	—	—
Change in fair value of interest rate swap agreements	(834)	1,661	(190)

Comprehensive income	$81,297	$87,959	$78,786

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Business Activities

CACI International Inc, along with its wholly-owned subsidiaries and joint ventures that are more than 50% owned or otherwise controlled by it (collectively, the Company), is an international information systems, high technology services, and professional services corporation. It delivers information technology and communications solutions, along with professional services, to its clients, primarily the U.S. government. CACI’s areas of expertise include: systems integration, managed network services, knowledge management and engineering services. The Company provides these services in support of U.S. national defense, intelligence and civilian agencies, agencies of foreign governments, state and local governments, and commercial enterprises.

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

Principles of Consolidation

The consolidated financial statements include the statements of CACI International Inc and its subsidiaries and joint ventures that are more than 50% owned or otherwise controlled by it. All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company generates its revenue from three different types of contractual arrangements: cost-plus-fee contracts, time-and-materials contracts, and fixed price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus an estimate of the applicable fees earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, and that are subject to the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance. For such cost-plus-fee contracts subject to the provisions of U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), the Company recognizes the relevant portion of the fee upon customer approval. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered for services provided, to the extent of material cost for products delivered to customer, and to the extent expenses incurred on behalf of the customers. Shipping and handling fees charged to the customers are recognized as revenue at the time products are delivered to the customers.

The Company has four basic categories of fixed price contracts: fixed unit price, fixed price-level of effort, fixed price-completion, and fixed price-license. Revenue on fixed unit price contracts, where specified units of output under service arrangements are delivered, is recognized as units are delivered based on the specified price per unit. Revenue on fixed unit price maintenance contracts is recognized ratably over the length of the service period. Revenue for fixed-price level of effort contracts is recognized based upon the number of units of labor actually delivered multiplied by the agreed rate for each unit of labor.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A significant portion of the Company’s fixed price-completion contracts involve the design and development of complex, client systems. For these contracts that are within the scope of SOP 81-1, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs. For fixed price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized ratably over the service period. The Company’s fixed price-license agreements and related services contracts are primarily executed in its international operations. As the agreements to deliver software require significant production, modification or customization of software, revenue is recognized using the contract accounting guidance of SOP 81-1. For agreements to deliver data under license and related services, revenue is recognized as the data is delivered and services are performed. Except for losses on contracts accounted for under SAB 104, provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined. Projected losses on contracts accounted for under SAB 104 are recognized as the services and materials are provided.

The Company’s contracts may include the provision of more than one of its services. In these situations, the Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (FASB’s) Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by other authoritative literature.

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

Long-term development and production contracts make up a large portion of the Company’s business, and therefore the amounts recorded in the Company’s financial statements using contract accounting methods are material. For federal government contracts, the Company follows U.S. government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts. Due to the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if the Company used different assumptions or if the underlying circumstances were to change. The Company closely monitors compliance with, and the consistent application of, its critical accounting policies related to contract accounting. Business operations personnel conduct thorough periodic contract status and performance reviews. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are generally included in earnings in the current period. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business operations personnel performing work under the contract. Costs incurred and allocated to contracts with the U.S. government are scrutinized for compliance with regulatory standards by Company personnel, and are subject to audit by the DCAA.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, the Company may proceed with work based on client direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract or program.

The Company’s U.S. government contracts (approximately 94 percent of total revenue in the year ended June 30, 2007) are subject to subsequent government audit of direct and indirect costs. Incurred cost audits have been completed through June 30, 2002. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.

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

Investments in Marketable Securities

From time to time the Company invests in marketable securities that are classified as available-for-sale using the accounting guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115), and are reported at fair value. Unrealized gains and losses as a result of changes in the fair value of the available-for-sale investments are recorded as a separate component within accumulated other comprehensive income in the accompanying consolidated balance sheets. If these securities were instead determined to be trading securities, any unrealized gains or losses would be reported in the consolidated statement of operations and would impact net earnings.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Effective July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No. 144).

SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at least annually, utilizing a two-step methodology. The initial step requires the Company to assess whether indications of impairment exist. If indications of impairment are determined to exist, the second step of measuring impairment is performed, wherein the fair value of the relevant reporting unit is compared to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is impaired.

The Company performs its annual testing for impairment of goodwill and other intangible assets as of June 30 of each year. Based on testing performed as of June 30, 2007, there were no indications of impairment.

Long-Lived Assets (Excluding Goodwill)

The Company follows the provisions of SFAS No. 144 in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes that the carrying values of its long-lived assets as of June 30, 2007 and 2006 are fully realizable.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Supplemental Retirement Savings Plan

The Company maintains a non-qualified defined contribution supplemental retirement savings plan for certain key employees whereby participants may elect to defer and contribute a portion of their compensation, as permitted by the plan. The Company maintains supplemental retirement savings plan assets that are accounted for in accordance with EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Accounts are Held in a Rabbi Trust and Invested (EITF 97-14), and the underlying assets are held in a Rabbi Trust. The participants can direct their investments in the supplemental retirement plan savings (see note 20).

A Rabbi Trust is a grantor trust established to fund compensation for a select group of management. The assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. The assets held by the Rabbi Trust, which are classified as trading securities, are recorded at fair value in the consolidated financial statements as supplemental retirement savings plan assets. The participants’ investments are recorded at fair value as supplemental retirement savings plan obligations.

Deferred Financing Costs

Costs associated with obtaining the Company’s financing arrangements are deferred and amortized over the term of the financing arrangements using the effective interest method.

Income Taxes

Income taxes are accounted for using the asset and liability method under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities, and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. Estimates of the realizability of deferred tax assets are based on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings Per Share

Basic and diluted earnings per share are presented in conformity with SFAS No. 128, Earnings Per Share (SFAS No. 128). Basic earnings per share is computed using the sum of the weighted-average number of shares of common stock outstanding during the period and shares issued during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share is computed in a manner similar to that used for basic earnings per share after giving effect to the dilutive effects of the exercise of stock settled stock appreciation rights and stock options and the vesting of restricted stock and restricted stock units. Information about the weighted-average number of basic and diluted shares is presented in note 22.

Derivative Instrument and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended. Derivatives are recognized as either assets or liabilities in the consolidated balance sheet, and gains and losses are recognized based on changes in the fair values. Gains and losses on derivatives designated as a hedge, or deemed to be an effective hedge, are deferred in accumulated other comprehensive income in the accompanying consolidated balance sheets, and then recognized upon contract completion. Gains and losses on derivatives that are not designated as a hedge, or that are not intended to be an effective hedge, are recognized upon the changes in fair values and are recorded in the accompanying consolidated statements of operations. The classification of gains and losses resulting from the changes in fair values is dependent on the intended use of the derivative and its resulting designation. The Company uses the change in variable cash flow method to measure the effectiveness of its hedges.

From time to time the Company will enter into interest rate swap agreements to manage exposure to fluctuations in rates on its variable rate debt. These agreements effectively allow the Company to exchange variable rate debt for fixed rate debt. The Company enters into such derivative instrument agreements only to hedge cash flows. The Company does not hold or issue such financial instruments for trading purposes, nor is it a party to leveraged derivatives. As of June 30, 2007, the Company was party to two interest rate swap agreements (note 13).

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.

The fair value of the Company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The fair value of the long-term debt approximates its carrying value at June 30, 2007. The fair value of the Company’s interest rate swaps as of June 30, 2007 was based on current market pricing models (note 13).

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk include accounts receivable and cash equivalents. Management believes that credit risk related to the Company’s accounts receivable is limited due to a large number of customers in differing segments and agencies of the U.S. government. Accounts receivable credit risk is also limited due to the creditworthiness of the U.S. government. Management believes the credit risk associated with the Company’s cash equivalents is limited due to the credit worthiness of the obligors of the investments underlying the cash equivalents. In addition, although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high quality financial institutions.

Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, and gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income, net of tax, consisted of foreign currency translation adjustments, the changes in the fair value of interest rate swap agreements and the initial recognition of prior service costs and net gains and losses with the adoption of SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Post-Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), (SFAS No. 158).

As of June 30, 2007 the accumulated other comprehensive income, net of income tax effects, included gains of $8.7 million related to the foreign currency translation adjustments and $0.6 million related to the fair value of the interest rate swaps. These gains were partially offset by $0.7 million of unrecognized post-retirement medical plan costs and related plan net gains and losses that were recorded effective June 30, 2007 with the adoption of SFAS No. 158 (see note 5).

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Stock Based Compensation

Effective July 1, 2005, the Company adopted SFAS No. 123R, Share Based Payment (SFAS No. 123R), using the modified retrospective application transition method. Prior to July 1, 2005, the Company had accounted for stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as amended by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. The Company also followed the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123), for periods prior to July 1, 2005.

Under the modified retrospective application method, the Company restated its consolidated statements of operations, comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005, and its consolidated balance sheets as of June 30, 2005 and 2004. Restatements of selected footnote disclosures in the consolidated financial statements included with the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2005, have also been made. On June 6, 2006, the Company filed these restated consolidated financial statements, as a Current Report on Form 8-K, with the SEC.

Under the modified retrospective application transition method, the Company calculated the cumulative impact of stock-based compensation expense as though it had adopted the provisions of SFAS No. 123 effective July 1, 1995. The impact of stock-based compensation expense on earnings, comprehensive income, deferred income taxes, additional paid-in-capital, and cash flows for all equity grants made since this date have been calculated. The accompanying consolidated statement of operations, comprehensive income, and cash flows for the year ended June 30, 2005, reflect the retroactive adoption of SFAS No. 123R. The impact on statement of operations and cash flows as previously reported for that year is as follows:

	Amounts Reported for the Year Ended June 30, 2005 (in thousands except per share amounts)
	As Previously Reported	Effect of Retrospective Application of SFAS No. 123R	As Restated
Consolidated Statement of Operations:
Indirect costs and selling expenses	$420,502	$8,932	$429,434

Income from operations	151,064	(8,932)	142,132

Income before income taxes	136,299	(8,932)	127,367
Income taxes	50,983	(3,341)	47,642

Net income	$85,316	$(5,591)	$79,725

Earnings per share:
Basic	$2.88	$(0.19)	$2.69

Diluted	$2.79	$(0.18)	$2.61

Consolidated Statement of Cash Flows:
Cash flows provided by operations	$137,046	$(10,490)	$126,556

Cash flows used in financing activities	$(50,479)	$10,490	$(39,989)

Consolidated Statement of Comprehensive Income:
Comprehensive income	$84,377	$(5,591)	$78,786

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with its adoption of SFAS No. 123R, the Company began recognizing the expense associated with restricted stock units (RSUs) and non-qualified stock options granted to employees that have reached, or are close to reaching, age 65, in accordance with Issue No. 19 of EITF Bulletin No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, (EITF 00-23, Issue 19). EITF 00-23, Issue 19 requires that the value of equity instruments awarded to employees that are eligible for retirement, and that contain terms which provide for immediate vesting upon retirement, be recognized in full upon grant. Issue 19 of EITF 00-23 also requires that the value of such equity instruments granted to employees nearing retirement age be recognized ratably over the period from the date of grant, to the date the grantee is eligible for retirement. Immediate recognition of expense (the non-substantive vesting method) is required under Issue 19 of EITF 00-23 even when the grantee has, or plans to, remain an employee of the Company beyond the eligible retirement age.

The Company did not apply the non-substantive vesting method in recognizing compensation expense pertaining to RSUs in its consolidated financial statements for the year ended June 30, 2005. In accordance with SFAS No. 123R, the Company maintained its application methods in this period when the modified retrospective restatement was completed. Furthermore, the Company did not apply the provisions of Issue 19 of EITF 00-23 when disclosing in the footnotes to its consolidated financial statements under the provisions of SFAS No. 123 the pro-forma effect of stock-based compensation expense pertaining to stock options granted to those age 65 or older. Had the Company applied the provisions of Issue 19 of EITF 00-23 to its stock compensation expense for the year ended June 30, 2005, its net income and basic and diluted earnings per share would have been affected as follows (unaudited) (in thousands except per share amounts):

	Amounts as Restated for Retroactive Application of SFAS No. 123R	Effect of Retirement Vesting Provisions on Stock-Based Compensation Expense	Amounts Adjusted to Reflect Retirement Vesting Provisions
Year Ended June 30, 2005:
Net income	$79,725	$(1,366)	$78,359
Weighted-average earnings per share:
Basic	$2.69	$(0.05)	$2.64
Diluted	$2.61	$(0.04)	$2.57

Other Accounting Pronouncements

In June 2006, the EITF reached a consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF 06-3) by concluding that companies should disclose their accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this issue. The Task Force also concluded that once the new standard is effective (January 1, 2007), companies should disclose the amount of such taxes for periods in which these taxes included in gross revenues are considered material. The Company collects and remits sales taxes on equipment that it purchases and sells under its contracts with customers, and reports such amounts under the gross method as revenue, and as other direct costs, in its consolidated statements of operations. The Company has evaluated the amount of sales taxes collected and remitted to government authorities in recent years and determined that such amounts are insignificant. The Company will monitor amounts of sales taxes collected and remitted in future periods and will disclose such amounts if they are material.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), which prescribes a recognition threshold and measurement process for recording in the financial

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN No. 48 will be effective for the Company on July 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial statements and related disclosures.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, which requires companies to recognize in their balance sheets any under- or over-funded status of defined benefit post-retirement plans and applies to the post-retirement medical benefits offered to certain current and former executives, and to the supplemental retirement plan covering the Company’s current chief executive officer. The Company adopted the provisions of SFAS No. 158 effective June 30, 2007 by recording approximately $1.2 million of unrecognized prior service costs and net losses as accrued benefits. This additional liability is reflected within other long-term liabilities in the accompanying consolidated balance sheet, and the offset to this, net of income tax effects of $0.5 million, has been recorded as a reduction to accumulated other comprehensive income within stockholders’ equity.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 requires companies to use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach. SAB No. 108 also provides transition guidance for correcting errors existing in prior years. SAB No. 108 was effective for the Company as of June 30, 2007 and the Company’s adoption of this standard did not have a material impact on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. The fair value option generally may be applied instrument by instrument, is irrevocable, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet evaluated what impact, if any, SFAS No. 159 will have on its results of operations or financial position.

NOTE 4. ACQUISITIONS

Year Ended June 30, 2007

During the year ended June 30, 2007, the Company completed acquisitions of two businesses, both in the U.S., as follows:

•

On May 31, 2007, 100% of the common stock of Institute for Quality Management, Inc (IQM) a company providing management consulting and operational support services to the intelligence community and homeland security markets; and

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

On June 29, 2007, 100% of the common stock of The Wexford Group International, Inc (WGI) a company providing management and technical consulting services in the areas of acquisition management, strategic communications, the application of technology to improve operations, and the enhancement of an enterprise’s management, organization, and performance. Major clients include Departments of the Army, Navy, and Air Force as well as Department of Information Systems Agency (DISA) and the Deployment Health Support Directorate.

The total consideration paid for these two businesses, including transaction costs and the assumption of $4.1 million of debt, was $159.9 million. The Company has recognized estimated fair values of the assets acquired and liabilities assumed and has preliminarily allocated a portion of the total consideration paid to identifiable intangible assets and goodwill, as follows (in thousands):

Accounts receivable	$17,860
Prepaid expenses and property and equipment	1,634
Contract backlog and customer relationships value	25,283
Goodwill	121,042
Other assets	6,059
Accounts payable	(2,093)
Other accrued expenses	(4,552)
Accrued compensation	(2,249)
Other liabilities	(3,060)

Total consideration paid	$159,924

Of the total consideration, $49.0 million was paid to the selling shareholders of WGI in July 2007 (see note 12) and $17.0 million was paid into separate escrow accounts, to secure satisfaction of the sellers’ representations and warranties as provided for in the acquisition agreements. At the expiration of the representation and warranty period of two years in the case of each acquisition, remaining escrowed funds, if any, will be remitted to the respective selling shareholders.

The fair values as reported above represent management’s estimates of the fair values as of the acquisition dates for each purchase completed during the year ended June 30, 2007, and are based on initial analysis of supporting information. The Company, with assistance from an independent valuation specialist, is in the process of completing its detailed valuation of the assets acquired and liabilities assumed. The final results of the valuations may differ from management’s estimate currently recorded, and the balances will be adjusted to reflect final results. Management, however, does not expect that any such adjustments will have a material effect on the Company’s financial position or results of operations. The Company is amortizing substantially all of the identifiable intangible assets on an accelerated basis over nine years.

In connection with both acquisitions, the Company may be required to pay additional consideration, or receive a refund of consideration, based on the final agreed upon net worth of the tangible assets acquired, as defined. Subsequent to June 30, 2007, the Company and the selling shareholders of IQM agreed upon the final net worth of the IQM tangible assets acquired. In connection with this agreement, the Company paid the IQM selling shareholders additional consideration of $0.2 million. The Company and the selling shareholders of WGI are currently working to finalize the WGI net worth calculation. The Company expects that the calculation will result in the payment of approximately $2.1 million in additional consideration payable to the WGI selling shareholders. The Company has recorded both of these amounts as estimated accrued additional purchase consideration as of June 30, 2007.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended June 30, 2007, these two businesses generated $1.2 million of revenue from the dates of acquisition through the Company’s fiscal year end.

Year Ended June 30, 2006

During the year ended June 30, 2006, the Company completed acquisitions of five businesses, three in the U.S., and two in the U.K. The acquisitions completed in the U.S. were:

•

On October 15, 2005, 100 percent of the common stock of National Security Research, Inc. (NSR), a company which provided strategic consulting services in the areas of national security policies, homeland security initiatives, missile defense systems, and command and control initiatives of the Department of Defense. NSR customers included various agencies of the Departments of Defense and Homeland Security, and major aerospace and defense companies;

•

On March 1, 2006, substantially all of the assets of Information Systems Support, Inc. (ISS), a provider of information technology, communications and logistics services to the U.S. Army, Navy, Air Force, the Social Security Administration, the General Services Administration, and the Departments of Justice and Transportation; and

•

On May 1, 2006, 100 percent of the outstanding stock of AlphaInsight, Inc. (AI), an information technology company that provided primarily software and systems engineering, network engineering and management, and information assurance and security assurance to various federal agencies including the Departments of State, Justice, and Homeland Security.

Acquisitions completed in the U.K. were:

•

On October 1, 2005, 100 percent of the outstanding stock of Tech Computer Office Limited (TCO), a company which sold proprietary resource management software to agencies of the U.K. government, and related specialized software systems to architects and engineers; and

•

On May 31, 2006, 100 percent of the outstanding common stock of Sophron Partners Limited (Sophron), a consulting company which specialized in strategic sales, customer contact planning, call center analysis, marketing database design, and marketing campaign management services.

The total consideration paid for the five businesses during the year was $257.0 million, including transaction costs. The acquisition of ISS was the largest of the five businesses acquired; representing $145.8 million of the total consideration paid during the year ended June 30, 2006. Excluding the purchase of AI, the Company funded the acquisitions with available cash balances. The purchase of AI was funded with available cash and $25.0 million of borrowings under a revolving credit facility (note 13).

In addition to the consideration paid as of June 30, 2006, the Company may be required to pay up to an additional $10.4 million for AI based on revenue earned on contracts that fall under the small business and 8(A) sections of federal contract regulations. In March 2007, the Company paid $4.4 million of this contingent consideration and recorded this amount as additional goodwill. The remaining contingent consideration will be paid in April 2008 if the revenue targets for this work are achieved. Any additional consideration paid will also be recorded as an increase to goodwill.

In January 2007, the Company paid an additional $1.6 million to the selling shareholders of ISS based on the final agreed-upon net worth of the tangible assets acquired, as defined in the purchase agreement. This additional consideration has been recorded as an increase to goodwill.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is scheduled to make additional payments of up to approximately $7.8 million for the two acquisitions in the U.K. The payments, which are subject to financial goals and warranty claims, will be made on an installment basis over a two-year period for the acquisition of TCO, and over a three-year period for the acquisition of Sophron. Additional payments of $1.2 million were made during the year ended June 30, 2007. This additional consideration has been recorded as an increase to goodwill.

Year Ended June 30, 2005

In August 2004, the Company acquired all of the outstanding capital stock of IMAJ Consulting Limited (IMAJ), a U.K. based company that provided classical statistics and advanced intelligent system consulting services for various analytical projects. The purchase consideration was $3.7 million, and based on the fair values of the net liabilities assumed, and $0.9 million of value assigned to identifiable intangible assets, the Company recognized $3.0 million of goodwill. The intangible assets are being amortized on a straight-line basis over a 5-year period.

Pro Forma Information (unaudited)

The following unaudited pro forma combined condensed statement of operations information sets forth the consolidated revenue, net income and diluted earnings per share of the Company for the years ended June 30, 2007 and 2006 as if each of the above-mentioned acquisitions completed during the years ended June 30, 2007 and 2006 had occurred as of July 1, 2005. This unaudited pro forma information does not purport to be indicative of the actual results that would have occurred if these acquisitions had actually been completed at the start of the fiscal years as indicated (in thousands except per share amounts):

	Year Ended June 30,
	2007	2006
Revenue	$2,025,516	$2,013,886
Net income	79,079	90,563
Diluted earnings per share	2.53	2.91

NOTE 5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	June 30,
	2007	2006
Money market funds	$223,771	$17,675
Cash	61,911	6,975

Total cash and cash equivalents	$285,682	$24,650

Included in the cash balance at June 30, 2007 was $49.0 million of cash paid in July 2007 in connection with the acquisition of WGI.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6. ACCOUNTS RECEIVABLE

Total accounts receivable are net of allowance for doubtful accounts of approximately $3.5 million and $4.6 million at June 30, 2007 and 2006, respectively, and consisted of the following (in thousands):

	June 30,
	2007	2006
Billed receivables	$301,005	$300,903
Billable receivables at end of period	44,510	48,176
Unbilled receivables pending receipt of contractual documents authorizing billing	40,635	42,934

Total accounts receivable, current	386,150	392,013
Unbilled receivables, retainages and fee withholdings expected to be billed beyond the next 12 months	10,657	10,170

Total accounts receivable	$396,807	$402,183

NOTE 7. GOODWILL

For the year ended June 30, 2007, goodwill increased primarily as a result of the acquisitions of two companies (note 4) for which goodwill of $121.0 million was recognized. Several of the acquisitions completed by the Company are structured in a manner whereby goodwill is deductible for income tax purposes. Of the Company’s $848.8 million of goodwill as of June 30, 2007, $550.0 million is deductible for income tax purposes.

NOTE 8. INTANGIBLE ASSETS

Intangible assets related to customer contracts and programs acquired are as follows (in thousands):

	June 30,
	2007	2006
Customer contracts and related customer relationships	$185,923	$160,049
Covenants not to compete	1,682	1,682
Other	746	746

Intangible assets	188,351	162,477
Less accumulated amortization	(75,081)	(52,751)

Total intangible assets, net	$113,270	$109,726

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all intangible assets as of June 30, 2007 is 8.2 years, and the weighted-average remaining period of amortization is 6.5 years. Effective July 16, 2006, the Company sold its rights under certain tasks of a contract relating to the Surface Ship Maintenance Improvement Program (SSMIP) to an unrelated third party (see note 18). As a result of this sale, $3.2 million of fully amortized intangible assets were removed from cost of intangible assets and accumulated amortization during the first quarter of the fiscal year ended June 30, 2007.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for the years ended June 30, 2007, 2006 and 2005 was $25.7 million, $20.6 million and $19.3 million, respectively. Expected amortization expense for each of the fiscal years through June 30, 2012 and for periods thereafter is as follows (in thousands):

Amount
Year ended June 30, 2008	$27,496
Year ended June 30, 2009	24,895
Year ended June 30, 2010	22,617
Year ended June 30, 2011	17,452
Year ended June 30, 2012	9,487
Thereafter	11,323

Total intangible assets, net	$113,270

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,
	2007	2006
Equipment and furniture	$52,584	$51,863
Leasehold improvements	25,515	23,694
Building and land	479	479

Property and equipment, at cost	78,578	76,036
Less accumulated depreciation and amortization	(55,883)	(50,954)

Total property and equipment, net	$22,695	$25,082

Depreciation expense, including amortization of leasehold improvements and assets capitalized under capital lease agreements, was $11.2 million, $10.7 million and $10.4 million for the years ended June 30, 2007, 2006 and 2005, respectively.

NOTE 10. CAPITALIZED EXTERNAL SOFTWARE DEVELOPMENT COSTS

A summary of changes in external capitalized software development costs, including costs capitalized and amortized during each of the years in the three-year period ended June 30, 2007, is as follows (in thousands):

	Year Ended June 30,
	2007	2006	2005
Capitalized software development costs, beginning of year	$8,296	$4,261	$4,911
Capitalized development costs	3,377	6,141	1,699
Amortization	(2,221)	(2,106)	(2,349)

Capitalized software development costs, end of year	$9,452	$8,296	$4,261

The $3.4 million of costs capitalized during the year ended June 30, 2007 pertains to development upgrades to proprietary software. Capitalized software development costs are presented within other long-term assets in the accompanying consolidated balance sheets.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following (in thousands):

	June 30,
	2007	2006
Accrued salaries and withholdings	$49,557	$48,613
Accrued leave	38,657	35,845
Accrued fringe benefits	8,764	8,940

Total accrued compensation and benefits	$96,978	$93,398

NOTE 12. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following (in thousands):

	June 30,
	2007	2006
Vendor obligations	$50,918	$40,617
Acquisition consideration payable	48,970	—
Deferred revenue	16,254	15,537
Income taxes payable	3,448	1,138
Accrued sales and property taxes	3,071	3,239
Accrued interest	3,059	1,386
Contract loss reserves	209	3,992
Other	4,644	3,594

Total other accrued expenses and current liabilities	$130,573	$69,503

The acquisition consideration payable balance of $49.0 million as of June 30, 2007 represents purchase consideration due to a selling shareholder of WGI (note 4) which was paid in full in July 2007. The contract loss reserves as of June 30, 2006 represent the costs required to fulfill obligations under two fixed-price software development contracts acquired as part of the May 1, 2004 acquisition of the Defense and Intelligence Group (D&IG) of American Management Systems, Inc. As of June 30, 2007, the Company had fulfilled its obligations on one of the contracts and expects to fulfill its obligations on the other by September 30, 2007.

NOTE 13. LONG TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,
	2007	2006
Bank credit facilities:
Revolving credit loans	$—	$25,000
Term loans	338,625	342,125
Convertible notes payable	300,000	—
Acquired note payable	4,097	—
Mortgage note payable	693	735

Total long-term debt	$643,415	$367,860
Less current portion	(7,643)	(3,543)

Long-term debt, net of current portion	$635,772	$364,317

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Notes Payable

Effective May 16, 2007, the Company issued an aggregate of $300.0 million of 2.125% convertible senior subordinated notes (the Notes) that mature on May 1, 2014 in a private placement pursuant to Rule 144A of the Securities Act of 1933. The aggregate principal amount of the Notes sold reflects the full exercise by the initial purchasers of their option to purchase additional Notes to cover over-allotments. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year. The Company has filed a registration statement with the SEC to register resales of the Notes and the common stock issuable upon conversion of the Notes, and expects that the registration statement will be effective no later than November 12, 2007, 180 days from the date of closing.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97% of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events, as defined; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of June 30, 2007, none of the conditions permitting conversion of the Notes had been satisfied.

In the event of a fundamental change, as defined, holders may require the Company to repurchase the Notes at a price equal to the principal amount plus any accrued interest. Also, if certain fundamental changes occur prior to maturity, the Company will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. The Company is not permitted to redeem the Notes.

The fair value of the Notes as of June 30, 2007 was $319.9 million based on quoted market values.

The contingently issuable shares are not included in CACI’s diluted share count for the fiscal year ended June 30, 2007, because CACI’s average stock price during that period was below the conversion price. Debt issuance costs of approximately $7.3 million are being amortized to interest expense over seven years. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

In connection with the issuance of the Notes, the Company purchased in a private transaction at a cost of $84.4 million call options (the Call Options) to purchase approximately 5.5 million shares of its common stock at a price equal to the conversion price of $54.65 per share. The cost of the Call Options was recorded as a reduction of additional paid-in capital. The Call Options allow CACI to receive shares of its common stock from the counterparties equal to the amount of common stock related to the excess conversion value that CACI would pay the holders of the Notes upon conversion.

For income tax reporting purposes, the Notes and the Call Options are integrated. This creates an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options will be accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefit of $32.8 million to be realized for income tax reporting purposes over the term of the Notes has been reflected as an increase in additional paid-in capital and a long-term deferred tax asset.

In addition, the Company sold warrants (the Warrants) to issue approximately 5.5 million shares of CACI common stock at an exercise price of $68.31 per share. The proceeds from the sale of the Warrants totaled $56.5 million and were recorded as an increase to additional paid-in capital.

On a combined basis, the Call Options and the Warrants are intended to reduce the potential dilution of CACI’s common stock in the event that the Notes are converted by effectively increasing the conversion price of these notes from $54.65 to $68.31. The Call Options are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding. The Warrants will result in additional diluted shares outstanding if CACI’s average common stock price exceeds $68.31. The Call Options and the Warrants are separate and legally distinct instruments that bind CACI and the counterparties and have no binding effect on the holders of the Notes.

Bank Credit Facilities

In connection with an acquisition completed in May 2004, the Company entered into a $550.0 million credit facility (the 2004 Credit Facility), consisting of a $200.0 million revolving credit facility (the Revolving Facility) and a $350.0 million institutional term loan (the Term Loan). The 2004 Credit Facility also provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of June 30, 2007, the Company had $0.1 million of outstanding letters of credit, and, accordingly, $199.9 million was available for borrowing under the Revolving Facility as of that date.

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

Borrowings under both the Revolving Facility and the Term Loan bear interest at rates based on LIBOR, or the higher of the prime rate or federal funds rate plus 0.5 percent, as elected by the Company, plus applicable margins based on the leverage ratio as determined quarterly. To date, the Company has elected to apply LIBOR to outstanding borrowings. As of June 30, 2007, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the 2004 Credit Facility was 6.65 percent. The weighted average interest rate related to the Revolving Facility was 6.61 percent.

The 2004 Credit Facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, and a maximum leverage ratio. Substantially all of the Company’s assets serve as collateral under the 2004 Credit Facility. As of June 30, 2007, the Company was in compliance with the financial covenants of the 2004 Credit Facility.

The Company capitalized $8.2 million of debt issuance costs in May 2004 associated with the origination of the 2004 Credit Facility and an additional $0.5 million of financing costs to amend the 2004 Credit Facility in

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2005 by re-pricing downward the margins that are applied to the interest rate options. Other key terms of the 2004 Credit Facility were not changed with this amendment. All debt financing costs are being amortized from the date incurred to the expiration date of the Term Loan. The unamortized balance of $4.3 million at June 30, 2007 is included in long-term assets.

As a condition of its 2004 Credit Facility, the Company entered into two forward interest rate swap agreements in June 2005 under which it exchanged floating-rate interest payments for fixed-rate interest payments. The agreements cover a combined notional amount of debt totaling $98.0 million, provide for swap payments over a twenty-seven month period beginning in March 2006, and are settled on a quarterly basis. The weighted-average fixed interest rate provided by the agreements is 4.22 percent.

The Company accounts for its interest rate swap agreements under the provisions of SFAS No. 133, and has determined that the two swap agreements qualify as effective hedges. Accordingly, the fair value of the interest rate swap agreements at June 30, 2007 of $1.0 million has been reported in prepaid expenses and other current assets with an offset, net of an income tax effect, included in accumulated other comprehensive income in the accompanying consolidated balance sheet. The decrease in fair value of $0.8 million, which is net of income tax effects of $0.5 million, is reported as comprehensive loss in the accompanying consolidated statement of comprehensive income for the year ended June 30, 2007. These amounts will be reclassified into interest expense as a yield adjustment in the period during which the related floating-rate interest is incurred.

Mortgage Note Payable

Long-term debt as of June 30, 2007 also includes $0.7 million due under a mortgage note payable agreement. The Company assumed obligations of the mortgage as part of its acquisition of MTL Systems, Inc. in January 2004. Outstanding balances under the mortgage note payable bear interest at 5.88 percent, and are secured by an interest in real property located in Dayton, Ohio.

Acquired Note Payable

The current portion of long-term debt as of June 30, 2007 includes $4.1 million due under a note payable agreement. The Company assumed obligations under this note agreement in connection with its acquisition of WGI in June 2007. The outstanding balance was subsequently paid in full on July 3, 2007.

The aggregate maturities of long-term debt at June 30, 2007 are as follows (in thousands):

Year ending June 30,
2008	$7,643
2009	3,548
2010	3,552
2011	328,180
2012	58
Thereafter	300,434

Total long-term debt	$643,415

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. LEASES

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire primarily over the next nine years. Future minimum lease payments due under non-cancelable leases as of June 30, 2007, are as follows (in thousands):

Year ending June 30:
2008	$30,696
2009	28,688
2010	22,300
2011	15,896
2012	11,653
Thereafter	37,549

Total minimum lease payments	$146,782

The minimum lease payments above are shown net of sublease rental income of $0.8 million scheduled to be received over the next 4.2 years under non-cancelable sublease agreements. The amounts above also include $54,000 due under capital lease arrangements covering office equipment, and that have an average effective interest rate of 4.80 percent. The principal portion of $50,000 of these non-cancelable future minimum lease payments is included in other current liabilities.

Rent expense incurred from operating leases for the years ended June 30, 2007, 2006 and 2005 totaled $37.0 million, $35.6 million and $34.1 million, respectively.

NOTE 15. OTHER LONG-TERM OBLIGATIONS

Other long-term obligations consisted of the following (in thousands):

	June 30,
	2007	2006
Deferred rent, net of current portion	$5,814	$7,954
Accrued post-retirement obligations	2,281	867
Deferred income taxes	164	4,232
Other	1,240	1,262

Total other long-term obligations	$9,499	$14,315

Accrued post retirement obligations include projected liabilities for benefits the Company is obligated to provide under a long-term care, a group health, and an executive life insurance plan, each of which is unfunded. Plan benefits are provided to certain current and former executives, their dependants and other eligible employees, as defined. The post retirement obligations also include accrued benefits under a supplemental retirement benefit plan covering the Company’s current chief executive officer. The plan became effective in August 2005 and replaced the retirement benefits that were forfeited to a former employer. The costs under this plan were approximately $145,000 during the year ended June 30, 2007.

Effective June 30, 2007, the Company adopted SFAS No. 158 which requires that the consolidated balance sheet reflect the full funded status of the long-term care, group health life insurance and supplemental retirement benefit plans. The full funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligations. As none of the plans are currently funded, all are under-funded as of

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2007. The aggregate of all under-fundings is reported within other long-term obligations in the accompanying consolidated balance sheet.

At June 30, 2007, the aggregate of previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are included as a component within accumulated other comprehensive income in the Company’s consolidated balance sheet in accordance with SFAS No. 158. SFAS No. 158 does not change the measurement or reporting of periodic pension or post-retirement benefit costs. In future reporting periods, the difference between actual amounts and estimates based on actuarial assumptions will be recognized in other comprehensive loss in the period in which they occur.

The adoption of SFAS No. 158 had the following impact on the Company’s consolidated balance sheet: deferred tax assets increased by $0.5 million, other long-term obligations increased by $1.2 million, and accumulated other comprehensive income decreased by $0.7 million.

The other obligations of $1.2 million and $1.3 million at June 30, 2007 and 2006, respectively, include deferred revenue, sublease security deposits, and amounts due under lease agreements classified as capital leases.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16. BUSINESS SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide information technology and communications solutions, along with other professional services, to its customers. The Company’s areas of expertise include: systems integration, managed network services, knowledge management and engineering services. Its customers are primarily U.S. federal government agencies. The Company does not measure revenue or profit by its major service offerings, either for internal management or external financial reporting purposes, as it would be impractical to do so. In many cases more than one offering is provided under a single contract, to a single customer, or by a single employee or group of employees, and segregating the costs of the service offerings in situations for which it is not required would be difficult and costly. The Company also serves customers in the commercial and state and local governments sectors and, from time to time, serves a number of agencies of foreign governments. The Company places employees in locations around the world in support of its clients. International operations offer services to both commercial and non-U.S. government customers primarily through the Company’s systems integration line of business. The Company evaluates the performance of its operating segments based on net income. Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

	Domestic Operations	International Operations	Total
	(in thousands)
Year Ended June 30, 2007
Revenue from external customers	$1,857,450	$80,522	$1,937,972
Net income	73,843	4,689	78,532
Goodwill	830,931	17,889	848,820
Total long-term assets	1,055,097	27,847	1,082,944
Total assets	1,706,793	85,154	1,791,947
Capital expenditures	6,651	1,247	7,898
Depreciation and amortization	36,996	2,087	39,083

Year Ended June 30, 2006
Revenue from external customers	$1,692,533	$62,791	$1,755,324
Net income	80,865	3,975	84,840
Goodwill	707,673	14,785	722,458
Total long-term assets	895,256	23,004	918,260
Total assets	1,297,794	70,296	1,368,090
Capital expenditures	8,799	722	9,521
Depreciation and amortization	31,828	1,609	33,437

Year Ended June 30, 2005
Revenue from external customers	$1,567,249	$55,813	$1,623,062
Net income	77,089	2,636	79,725
Goodwill	549,321	6,026	555,347
Total long-term assets	701,200	12,509	713,709
Total assets	1,151,566	55,073	1,206,639
Capital expenditures	7,966	827	8,793
Depreciation and amortization	30,747	1,275	32,022

Interest income and interest expense are not presented above as the amounts attributable to the Company’s international operations are insignificant.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer Information

The Company earned approximately 94 percent of its revenue from various agencies and departments of the U.S. government for each of the years ended June 30, 2007, 2006 and 2005, respectively. For each of these three years, no single customer provided more than 10 percent of the Company’s total revenue. Revenue by customer sector was as follows (dollars in thousands):

	Year Ended June 30,
	2007	%	2006	%	2005	%
Department of Defense	$1,393,735	71.9%	$1,282,582	73.1%	$1,179,259	72.7%
Federal civilian agencies	431,752	22.3	374,502	21.3	350,886	21.6
Commercial and other	91,946	4.7	73,644	4.2	68,140	4.2
State and local governments	20,539	1.1	24,596	1.4	24,777	1.5

Total revenue	$1,937,972	100.0%	$1,755,324	100.0%	$1,623,062	100.0%

Geographic Information

Revenue is attributed to geographic areas based on the location of the reportable segment’s management and is disclosed above. The international operations amounts consist primarily of product and systems integration sales in the United Kingdom. Financial information relating to the Company’s operations by geographic area is as follows (in thousands):

	Year Ended June 30
	2007	2006	2005
Revenue
Domestic	$1,857,450	$1,692,533	$1,567,249
International	80,522	62,791	55,813

Total revenue	$1,937,972	$1,755,324	$1,623,062

Net Assets
Domestic	$757,764	$698,145	$578,456
International	56,083	47,214	42,578

Total net assets	$813,847	$745,359	$621,034

NOTE 17. INVESTMENT IN eVENTURE TECHNOLOGIES, LLC

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

NOTE 18. OTHER COMMITMENTS AND CONTINGENCIES

General Legal Matters

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On May 7, 2007, the Company received a letter from Henry A. Waxman, Chairman of the House Committee on Oversight and Government Reform, requesting documents from the Company in connection with the Committee’s investigation into the work of government contractors in Iraq. The Company has cooperated with that investigation, and will continue to cooperate fully with the government regarding investigations arising out of interrogation services provided in Iraq.

The Company does not believe the outcome of these matters will have a material adverse effect on its financial statements.

Potential Recovery of Defense Costs

The Company is currently in discussions with its insurance carrier to negotiate a settlement for the defense costs it has incurred to date as well as future defense costs of defending civil lawsuits arising from professional services provided by the Company in Iraq (the Iraq-Related Actions) and for any liability that may arise from such litigation. While the insurance company previously filed a lawsuit against the Company seeking a declaration that its policies provided no coverage for the Iraq-Related Actions, that lawsuit was voluntarily dismissed in November 2004 and, since that time, the parties’ respective causes of action have been placed on hold pursuant to a written agreement between the parties. The Company’s defense costs to date for the Iraq-Related Actions are in excess of $5 million.

Subcontract Purchase Commitment

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available. Based upon that expectation, unit costs incurred to date have been recognized as direct costs at such lowest unit cost in the accompanying consolidated statements of operations. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be $2.1 million, which has not been recorded in the Company’s consolidated financial statements as of June 30, 2007.

Department of Energy Office of Inspector General Subpoena

On March 27, 2006, CACI received a subpoena from the Department of Energy, Office of Inspector General (OIG) seeking documents regarding “alliance benefits” allegedly granted to and received by CACI from a number of hardware and software vendors. By way of example, some types of agreements that may involve alliance benefits include teaming agreements, strategic partnering agreements and reseller agreements. The

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has met with OIG and Department of Justice (DOJ) personnel to provide documentation pertaining to certain equipment vendor arrangements, and the accounting treatment of such arrangements. In mid April, 2007, DOJ personnel informed the Company that there were no indications that CACI improperly accounted for any “alliance benefits” and that DOJ would not proceed against the Company for alleged violations of the False Claims Act.

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

Effective July 16, 2006, to comply with the customer’s requirements to mitigate the conflict, the Company sold to a third party its rights under certain tasks of a contract relating to the Surface Ship Maintenance Improvement Program (SSMIP). This conflicted work provided approximately $20.0 million of revenue during the year ended June 30, 2006. As of June 30, 2007, the Company had received $1.0 million for the sale of its rights covering the conflicted work, and anticipates receiving additional consideration depending on the amount of funding ultimately received by the purchaser. The sale did not have a material impact on the Company’s consolidated financial statements. The net proceeds were, and any future payments will be, recorded as an offset against indirect costs and selling expenses on the Company’s consolidated statements of operations.

Government Contracting

As a general practice within the defense industry, the Defense Contract Audit Agency (the DCAA) continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled. As with many government contractors, the DCAA has from time to time recommended changes in methodology for allocating certain of the Company’s costs. The Company is currently engaged in discussions with the DCAA regarding compliance with two particular sections of the Cost Accounting Standards (CAS) used by the DCAA.

In the first matter, the DCAA has questioned the Company’s compliance with CAS 410, Allocation of Business Unit General and Administrative Expenses to Final Cost Objectives. Specifically, the DCAA is questioning the Company’s allocation of indirect costs as overhead versus general and administrative and the use of total cost input versus value added bases for some of its subsidiaries. Although the Company believes it has properly complied with the requirements of CAS 410, it has agreed to make certain adjustments effective at the start of its fiscal year beginning July 1, 2007. The Company is still discussing with the Administrative Contracting Officer if there is to be any retroactive impact. At the present time, the Company believes that the resolution of this matter will not have a material impact on the Company’s results of operations.

In the second matter, the DCAA has questioned the Company’s treatment of certain allowances paid to certain of its overseas employees. The DCAA’s position is that under CAS 418, Allocation of Direct and Indirect Costs, the Company has charged these direct expenses to the incorrect cost base. In the absence of specific Federal Acquisition Regulation guidance regarding treatment of these specific costs, and consistent with industry practice, the Company believes it has properly complied with the requirements of CAS 418, but has accrued its current best estimate of the potential outcome within its estimated range of zero to $2.2 million.

In addition, in April 2007, DCAA conducted a contract review and questioned certain costs on a contract in which the Company is a subcontractor. The Company believes that all costs allocated to this contract were appropriately allocated, but has accrued its current best estimate of the potential outcome within its estimated range of zero to $3.4 million.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19. INCOME TAXES

The components of income tax expense are as follows (in thousands):

	Year ended June 30,
	2007	2006	2005
Current:
Federal	$33,786	$40,145	$48,964
State and local	8,477	5,725	6,773
Foreign	2,411	1,151	1,570

Total current	44,674	47,021	57,307

Deferred:
Federal	2,056	405	(8,189)
State and local	100	54	(1,081)
Foreign	(94)	681	(395)

Total deferred	2,062	1,140	(9,665)

Total income tax expense	$46,736	$48,161	$47,642

The income tax expense differs from the amounts computed by applying the statutory U.S. income tax rate of 35 percent as a result of the following (in thousands):

	Year ended June 30,
	2007	2006	2005
Expected tax expense computed at federal rate	$43,844	$46,550	$44,579
(Nonincludable) nondeductible items	(2,091)	464	447
State and local taxes, net of federal benefit	6,192	3,278	2,892
Incremental effect of foreign tax rates	(135)	(232)	(283)
Research and development activity credit	(1,030)	(1,800)	—
Other	(44)	(99)	7

Total income tax expense	$46,736	$48,161	$47,642

The tax effects of temporary differences that give rise to significant deferred tax assets are presented below (in thousands):

	June 30,
	2007	2006
Deferred tax assets:
Original issue discount related to the Notes	$32,354	$—
Reserves and accruals	18,575	18,086
Deferred compensation and post-retirement obligations	17,639	13,100
Stock-based compensation	14,377	12,019
Depreciation	3,921	2,283
Deferred rent	3,199	3,645
Net operating loss carryforward	3,189	3,535

Total deferred tax assets	93,254	52,668

Deferred tax liabilities:
Goodwill and other intangible assets	(46,205)	(33,652)
Capitalized software	(3,638)	(3,146)
Prepaid expenses	(3,398)	(3,782)
Unbilled revenue	(3,299)	(4,050)
Other	(1,049)	(1,128)

Total deferred tax liabilities	(57,589)	(45,758)

Net deferred tax asset	$35,665	$6,910

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended June 30, 2007 and 2006, the Company recorded $1.0 million and $1.8 million of research and development credits, respectively, in accordance with Internal Revenue Code (IRC) Section 41. Included in the amount recognized in the year ended June 30, 2007 was $0.4 million of research and development credits attributable to the period January 1, 2006 through June 30, 2006 that were not reflected in the results for that period due to the expiration of IRC Section 41 as of December 31, 2005. In December 2006, IRC Section 174 was extended retroactively to January 1, 2006. The Company’s income tax expense for the year ended June 30, 2007 was also impacted by $1.1 million of additional income tax expense related to a review that increased the Company’s effective state rate and $1.5 million related to additional deductions that were not previously recorded attributable to corporate owned life insurance policies.

In connection with the issuance of the Notes, original issue discount (OID) was created for income tax purposes. Over the term of the Notes, this OID will generate additional interest expense for income tax reporting purposes (see note 13).

U.S. income taxes have not been provided for with respect to undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. As of June 30, 2007, the deferred liability associated with these undistributed earnings is $18.3 million. If such earnings were distributed to the United States, certain foreign tax credits would be available to reduce this deferred liability.

As of June 30, 2007, the Company had a net operating loss carryforward for federal income tax purposes of $8.2 million, which expires in 2020. The net operating loss carryforward was acquired in connection with the Company’s acquisition of NSR (note 4), and is subject to the ownership change limitations under IRC Section 382, which limits the amount of the acquired net operating loss carryforward that may be used to $1.1 million per year.

NOTE 20. RETIREMENT SAVINGS PLANS

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

Total Company contributions to the 401(k) Plan for the years ended June 30, 2007, 2006 and 2005 were $17.6 million, $15.0 million and $14.2 million, respectively. The increase in Company contributions during the years ended June 30, 2007 and 2006 are due primarily to the higher number of employees joining the Company from businesses acquired in recent years.

Supplemental Retirement Savings Plan

The Company administers the CACI International Inc Group Executive Retirement Plan (the Supplemental Savings Plan) through which, on a calendar year basis, officers at the vice president level and above can elect to defer for contribution to the Supplemental Savings Plan up to 50 percent of their base compensation, and up to 100 percent of their bonus and commissions. The Company provides a matching contribution of 5 percent of compensation for each participant’s compensation that exceeds the limit as set forth in IRC 401(a)(17) (currently

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$225,000 per year). The Company also has the option to make annual discretionary contributions. Company contributions vest over a 5-year period, and vesting is accelerated in the event of a change of control of the Company. Participant deferrals and Company contributions will be credited with the rate of return based on the investment options and asset allocations selected by the Participant. Participants may change their asset allocation as often as daily, if they so chose. A rabbi trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the Plan are made upon retirement, termination, death, or total disability.

Supplemental Savings Plan obligations due to participants totaled $42.5 million at June 30, 2007, of which $4.7 million is included in other accrued expenses in the accompanying consolidated balance sheet. Supplemental Savings Plan obligations increased by $9.2 million during the year ended June 30, 2007, consisting of participant compensation deferrals of $5.7 million, investment gains of $5.4 million and Company contributions of $0.4 million, offset by $2.3 million of distributions.

The Company maintains investment assets in a Rabbi Trust to offset the obligations under the Supplemental Savings Plan. The value of the investments in the Rabbi Trust was $40.5 million at June 30, 2007. Investment gains were $5.1 million for the year ended June 30, 2007.

Contribution expense for the Supplemental Savings Plan during the years ended June 30, 2007, 2006, and 2005, was $0.4 million, $0.4 million, and $0.6 million, respectively.

NOTE 21. STOCK PLANS AND STOCK-BASED COMPENSATION

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123R using the modified retrospective transition method and has previously restated the accompanying consolidated statements of operations, cash flows, and comprehensive income for the year ended June 30, 2005. Stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods, and is adjusted as required for options subject to graded vesting schedules. A summary of the components of stock-based compensation expense recognized during the years ended June 30, 2007, 2006 and 2005, together with the income tax benefits realized, is as follows (in thousands):

	Year ended June 30,
	2007	2006	2005
Stock-based compensation included in indirect costs and selling expense:
Non-qualified stock option expense	$7,978	$10,517	$8,932
Restricted stock and restricted stock unit expense	5,041	4,979	2,275

Total stock-based compensation expense	13,019	15,496	11,207

Income tax benefit recognized for stock-based compensation expense	$4,860	$5,554	$4,192

For the year ended June 30, 2005, stock compensation expense reflects the effect of actual forfeitures as they occurred. Stock compensation expense for 2005 has been reduced by the fair value of the equity instruments forfeited during such year. Beginning July 1, 2005, the Company recognized the effect of expected forfeitures of equity grants under SFAS No. 123R by estimating an expected forfeiture rate for grants of equity instruments. Amounts recognized for expected forfeitures are subsequently adjusted annually at major vesting dates to reflect actual forfeitures.

SFAS No. 123R also requires that certain incremental income tax benefits realized upon the exercise or vesting of equity instruments be reported as financing cash flows. Previously, the tax benefits resulting from the

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

excess of the income tax deduction over the expense recognized for financial reporting purposes were reported as operating cash flows. The effect of this change is a decrease in operating cash flows, and an increase in financing cash flows. During the years ended June 30, 2007, 2006 and 2005, the Company recognized $8.1 million, $11.9 million, and $10.5 million of excess tax benefits, respectively, which have been reported as financing cash inflows in the accompanying consolidated statements of cash flows.

Equity Grants and Valuation

Under the terms of its 2006 Stock Incentive Plan (the 2006 Plan), the Company may issue, among others, non-qualified stock options, restricted stock, restricted stock units (RSUs) and stock-settled stock appreciation rights (SSARs), collectively referred to herein as equity instruments. The 2006 Plan was approved by the Company’s stockholders in November 2006 and replaced the 1996 Stock Incentive Plan (the 1996 Plan) which was due to expire at the end of a ten-year period. The Company generally issues equity instruments on an annual basis to its directors and key employees. Annual grants under the 2006 Plan (and previous grants under the 1996 Plan) are generally made during the first quarter of the Company’s fiscal year. With the approval of its Chief Executive Officer, the Company also issues equity instruments to strategic new hires and to officers who have demonstrated superior performance.

Effective in June 2007, the Company began issuing equity instruments under the 2006 Plan in the form of SSARs and shares of restricted stock. Previously, through May 2007, the Company issued non-qualified stock options instead of SSARs and through December 31, 2005 had issued restricted stock units instead of restricted stock. The Company also issues equity instruments in the form of RSUs under its Management Stock Purchase Plan (MSPP) and Director Stock Purchase Plan (DSPP).

For the year ended June 30, 2007, the exercise price of all SSAR and non-qualified stock option grants and the value of restricted stock grants were set at the closing price of a share of the Company’s common stock on the date of grant, as reported by the New York Stock Exchange. Prior to the year ended June 30, 2007, the exercise prices of all stock option awards and the value of all restricted stock and RSU grants were set at the closing market price of a share of Company stock on the date of grant except for certain modified awards.

The number of shares authorized by shareholders for grants under the 1996/2006 Plan was 9,450,000 as of June 30, 2007. The aggregate number of grants that may be made under the 2006 Plan may exceed this approved amount as forfeited SSARS, options, restricted stock and RSUs, and vested but unexercised SSARs and options that expire, become available for future grants. As of June 30, 2007, cumulative grants of 8,416,924 equity instruments underlying the shares authorized for the Plan have been awarded, and 1,586,047 of these instruments have been forfeited.

Non-qualified stock options granted prior to January 1, 2004 lapse and are no longer exercisable if not exercised within ten years of the date of grant. Equity instruments granted on or after January 1, 2004 have a term of seven years. For SSAR and option awards, grantees whose employment has terminated have 60 days after their termination date to exercise vested SSARs and options, or they forfeit their right to the instruments. Grantees whose employment is terminated due to death or permanent disability will vest in 100 percent of their equity instrument grants. Also, effective for grants made on or after July 1, 2004, grantees retiring on or after age 65 will vest in 100 percent of their equity instrument grants upon retirement.

Stock options vest ratably over a three, four, or five year period, depending on the year of grant. Restricted shares and RSUs vest in full three years from the date of grant. SSARs granted as part of the Company’s customary annual award vest ratably over a five year period in a manner consistent with the vesting of stock

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options. Special grants of SSARs, such as those described in the following paragraph, contain market-based vesting features under which, beginning one year from the date of award, a grantee may exercise portions of his or her SSARs if the average of the closing prices of a share of the Company’s common stock for 20 consecutive trading days equals or exceeds pre-defined amounts. Greater portions of the grants vest as the average of the closing prices increases. Any SSARs that do not vest under the market-based feature will vest in full five years from the date of grant.

For its fiscal year ending June 30, 2008, the annual equity grant was made effective July 2, 2007 and was comprised of 680,000 SSARs and 125,090 restricted shares. On July 2, 2007, the Company also made one-time special grants totaling 50,000 SSARs to its newly appointed President of U.S. Operations and its Chief Operating Officer. In addition, effective June 20, 2007, the Company made a one-time special grant of 300,000 SSARs to its newly appointed Chief Executive Officer.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The fair value of SSARs with market-based vesting features is also measured on the grant date, but is done so using a binomial lattice model. The fair values of both options and SSARs are based on the following assumptions:

	For Stock Options Granted During the Year ended June 30,
	2007	2006	2005
Historical volatility	28.3% - 35%	32% - 35%	34% - 37%
Expected dividends	0%	0%	0%
Expected life (in years)	3 -6	4 -6	5
Risk-free rate	4.39% - 5.03%	4.13% - 4.99%	3.36% - 4.13%

The expected lives of the SSAR and option grants represent the period of time SSARs and options are expected to be outstanding and are based on the contractual terms of the grant, vesting schedules, and, for options, past exercise behaviors. The risk-free rates for periods approximating the expected lives are based on the U.S. treasury yield curve in effect at the time of the respective grant.

The weighted-average fair value of SSARs and stock options granted during the years ended June 30, 2007, 2006, and 2005, was $21.64, $26.53, and $15.96, respectively, and the weighted-average fair value of restricted stock and RSUs granted during the years ended June 30, 2007, 2006, and 2005, was $54.07, $62.37, and $42.24, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity for all outstanding SSARs and options, and the corresponding exercise price and fair value information, for the years ended June 30, 2007, 2006 and 2005, is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, June 30, 2004	2,756,175	$7.50 - 49.34	$22.70	$9.94
Issued	498,834	40.00 - 64.36	42.97	15.96
Exercised	(845,112)	8.16 - 46.77	19.59	8.22
Forfeited	(163,949)	21.80 - 40.00	36.82	14.11

Outstanding, June 30, 2005	2,245,948	7.50 - 64.36	28.44	11.62

Exercisable, June 30, 2005	1,401,277	7.50 - 64.36	22.19	8.52

Issued	863,395	21.40 - 65.04	62.76	26.53
Exercised	(588,192)	7.50 - 46.37	18.14	7.49
Forfeited	(123,309)	21.40 - 62.48	42.66	27.48

Outstanding, June 30, 2006	2,397,842	8.16 - 65.04	41.86	17.19

Exercisable, June 30, 2006	1,392,944	8.16 - 64.36	30.21	9.37

Issued	716,200	34.10 - 60.50	52.79	21.64
Exercised	(283,794)	8.16 - 49.43	30.04	12.58
Forfeited	(127,855)	32.86 - 62.48	54.62	22.45

Outstanding, June 30, 2007	2,702,393	8.44 - 65.04	45.40	18.60

Exercisable, June 30, 2007	1,236,243	$8.44 - 64.36	$31.79	$12.85

Changes in the number of unvested SSARs and stock options and in unvested restricted stock and RSUs during each of the years in the three-year period ended June 30, 2007, together with the corresponding weighted-average fair values, is as follows:

	SSARs and Stock Options		Restricted Stock and Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2004	1,226,581	$12.45	20,002	$44.06
Granted	498,834	15.96	154,217	42.24
Vested	(716,795)	11.53	(9,167)	40.00
Forfeited	(163,949)	14.11	(22,747)	40.00

Unvested at June 30, 2005	844,671	14.99	142,305	43.00

Granted	863,395	26.53	130,980	62.37
Vested	(579,859)	15.28	(8,333)	40.00
Forfeited	(123,309)	27.48	(11,222)	47.87

Unvested at June 30, 2006	1,004,898	23.63	253,730	52.87

Granted	716,200	21.64	102,763	54.07
Vested	(127,093)	15.71	(61,748)	40.88
Forfeited	(127,855)	22.45	(68,180)	45.00

Unvested at June 30, 2007	1,466,150	$23.45	226,565	$58.70

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding the cash proceeds received, and the intrinsic value and total tax benefits realized resulting from option exercises is as follows:

	Year ended June 30,
	2007	2006	2005
Cash proceeds received	$8,524	$10,422	$16,351
Intrinsic value realized	$6,353	$26,887	$34,828
Income tax benefit realized	$2,471	$10,255	$13,177

The total intrinsic value of RSUs that vested during the years ended June 30, 2007, 2006 and 2005 were $4.7 million, $0.5 million and $0.6 million, respectively, and the tax benefit realized for these vestings was $1.8 million, $0.2 million and $0.2 million, respectively. Also, during the year ended June 30, 2007, the Company recognized a current tax benefit of $6.7 million pertaining to an officer’s sale of restricted stock. The benefit is reflected as an increase to additional paid-in capital.

The fair value of stock options that vested during each of the years in the three-year period ended June 30, 2007 was $2.0 million, $8.9 million and $8.3 million, respectively.

Outstanding SSAR and Stock Option Information

Information regarding the SSARs and stock options outstanding and exercisable as of June 30, 2007, is as follows (intrinsic value in millions):

	SSARs and Options Outstanding				SSARs and Options Exercisable
Range of exercise Price	Number of Instruments	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value	Number of Instruments	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value

$0.00-$9.99	153,656	$9.57	2.07	$6,036	153,656	$9.57	2.07	$6,036
$10.00-$19.99	19,332	12.96	2.86	694	19,332	12.96	2.86	694
$20.00-$29.99	237,449	21.54	4.04	6,484	237,449	21.54	4.04	6,484
$30.00-$39.99	534,615	35.37	5.59	7,208	534,615	35.37	5.59	7,208
$40.00-$49.99	319,119	41.65	4.57	2,296	213,856	41.69	4.53	1,530
$50.00-$59.99	692,350	52.83	6.32	—	28,834	54.59	3.52	—
$60.00-$69.99	745,872	63.10	5.01	—	48,501	63.24	3.57	—

	2,702,393	$45.39	5.14	$22,718	1,236,243	$31.79	4.50	$21,952

As of June 30, 2007, there was $25.0 million of unrecognized compensation costs related to SSARs and stock options scheduled to be recognized over a weighted-average period of 3.55 years, and $6.5 million of unrecognized compensation cost related to restricted stock and RSUs scheduled to be recognized over a weighted-average period of 1.53 years.

Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP and DSPP in November 2002, and implemented these plans beginning July 1, 2003. There are 500,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of the quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory under SFAS No. 123R. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP for the years ended June 20, 2007 and 2006. As of June 30, 2007, participants have purchased 473,480 shares under the ESPP, at a weighted-average price per share of $45.55. Of these shares, 90,832 were purchased at a weighted-average price per share of $51.73 during the year ended June 30, 2007.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 30 percent of their annual bonus. Beginning with the fiscal year ended June 30, 2006, RSUs awarded in lieu of bonuses earned have been granted at 95 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange. For bonuses earned during the fiscal years ended June 30, 2003, 2004 and 2005, RSUs were granted at 85 percent of the price of a share of Company common stock on the date of grant. RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period. As of June 30, 2007, the Company had granted 96,184 RSUs under the MSPP at a weighted-average purchase price of $36.91, as adjusted for the applicable discounts. Of these, 14,145 RSUs were granted during the year ended June 30, 2007. Since July 1, 2003, 53,196 of the RSUs granted under the MSPP have vested, and 19,112 have been forfeited, leaving 23,876 RSUs outstanding under the MSPP as of June 30, 2007. Shares underlying the forfeited RSUs are credited back to the MSPP and become available for future grants. In November 2006, the MSPP was amended and restated. Under the terms of the amended and restated MSPP, the Compensation Committee of the Company’s Board of Directors may authorize the issuance of RSUs at a discount to fair market value of up to 15%, rather than 5%. In addition, the amended and restated MSPP provides that the Compensation Committee may require a mandatory deferral of a portion of a participant’s bonus towards the purchase of RSUs and may allow elective deferrals of up to all of a participant’s remaining bonus. The amended and restated MSPP also provides that the Company may grant matching awards, in an amount not to exceed 25% of the participant’s mandatory and elective deferrals, at the discretion of the Compensation Committee.

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 50 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock. As of June 30, 2007, 4,097 RSUs had been granted under the DSPP at a weighted-average price per share of $46.96 and of these, 540 were granted during the year ended June 30, 2007 at a weighted average price per share of $50.91. Since July 1, 2003, 1,939 RSUs granted under the DSPP have vested, leaving 2,158 outstanding as of June 30, 2007.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22. EARNINGS PER SHARE

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Year ended June 30,
	2007	2006	2005
Net income	$78,532	$84,840	$79,725

Weighted-average number of basic shares outstanding during the period	30,643	30,242	29,675
Dilutive effect of stock options after application of treasury stock method	613	919	893

Weighted-average number of diluted shares outstanding during the period	31,256	31,161	30,568

Basic earnings per share	$2.56	$2.81	$2.69

Diluted earnings per share	$2.51	$2.72	$2.61

The total number of weighted-average common stock equivalents excluded from the diluted per share computations due to their anti-dilutive effects for the years ended June 30, 2007, 2006 and 2005, were 1.5 million, 0.8 million and 0.5 million, respectively. In addition to the anti-dilutive equivalents described above, the shares underlying the Notes were not included in the computation of diluted earnings per share because the conversion price of $54.65 exceeded the average share price during both the fourth quarter and the year ended June 30, 2007. The Warrants were also excluded from the computation of diluted earnings per share because the Warrants’ exercise price of $68.31 was greater than the average market price of a share of Company common stock during the periods in which the Warrants were outstanding.

NOTE 23. COMMON STOCK DATA (UNAUDITED)

The ranges of high and low sales prices of the Company’s common stock as reported by the New York Stock Exchange for each quarter during fiscal years ended June 30, 2007 and 2006 were as follows:

	2007		2006
Quarter	High	Low	High	Low
1st	$59.80	$47.26	$68.75	$58.50
2nd	$62.02	$53.64	$62.53	$51.45
3rd	$57.55	$44.40	$65.97	$54.99
4th	$52.36	$42.04	$68.24	$58.33

Since August 16, 2002, the Company’s stock has traded on the New York Stock Exchange under the ticker symbol, “CAI”.

NOTE 24. QUARTERLY FINANCIAL DATA (UNAUDITED)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended June 30, 2007 and 2006, are presented below (in thousands except per share data).

	Year ended June 30, 2007
	First	Second	Third	Fourth
Revenue	$467,623	$476,909	$473,055	$520,385
Income from operations	$36,535	$36,965	$34,479	$37,874
Net income	$18,803	$20,463	$18,442	$20,824
Basic earnings per share	$0.61	$0.67	$0.60	$0.68
Diluted earnings per share	$0.60	$0.65	$0.59	$0.67
Weighted-average shares outstanding:
Basic	30,629	30,696	30,835	30,414
Diluted	31,278	31,440	31,410	30,896

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended June 30, 2006
	First	Second	Third	Fourth
Revenue	$423,106	$419,530	$435,359	$477,329
Income from operations	$33,488	$39,227	$36,818	$40,747
Net income	$19,123	$22,270	$21,357	$22,090
Basic earnings per share	$0.64	$0.74	$0.71	$0.72
Diluted earnings per share	$0.62	$0.72	$0.69	$0.71
Weighted-average shares outstanding:
Basic	30,073	30,130	30,226	30,544
Diluted	31,002	30,985	31,159	31,300

NOTE 25. SUBSEQUENT EVENT

On July 5, 2007, CACI Limited, a wholly owned subsidiary of CACI International Inc, completed the acquisition of all the capital stock of Arete Software, Ltd., for 3.5 million pounds sterling (approximately $7 million). Arete is an information technology company that specializes in serving the local government education market in the UK.

SCHEDULE II

CACI INTERNATIONAL INC

VALUATION AND QUALIFYING ACCOUNTS

FOR YEAR ENDED JUNE 30, 2007, 2006 AND 2005

(dollars in thousands)

	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2007
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$4,607	$2,326	$(2,960)	$(504)	$3,469

2006
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$4,168	$1,336	$(1,906)	$1,009	$4,607

2005
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$4,890	$207	$(903)	$(26)	$4,168

Items included as “Other Changes” include amounts for reserves acquired in acquisitions and foreign currency exchange differences.

The decrease from June 30, 2006 to June 30, 2007 is primarily due to the Company reaching settlement or ceasing collection efforts on certain receivables that were fully reserved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 28th day of August 2007.

CACI International Inc
Registrant

Date: August 28, 2007	By:

/s/ PAUL M. COFONI
Paul M. Cofoni President Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ DR. J. P. LONDON Dr. J. P. London	Chairman of the Board, Executive Chairman	August 28, 2007

/s/ PAUL M. COFONI Paul M. Cofoni	President Chief Executive Officer and Director (Principal Executive Officer)	August 28, 2007

/s/ THOMAS A. MUTRYN Thomas A. Mutryn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 28, 2007

/s/ CAROL P. HANNA Carol P. Hanna	Senior Vice President, Corporate Controller (Principal Accounting Officer)	August 28, 2007

/s/ HERBERT W. ANDERSON Herbert W. Anderson	Director	August 28, 2007

/s/ DAN R. BANNISTER Dan R. Bannister	Director	August 28, 2007

/s/ PETER A. DEROW Peter A. Derow	Director	August 28, 2007

/s/ Gregory G. Johnson Adm Gregory G. Johnson, USN (Ret.)	Director	August 28, 2007

/s/ RICHARD L. LEATHERWOOD Richard L. Leatherwood	Director	August 28, 2007

Signatures	Title	Date

/s/ BARBARA A. MCNAMARA Barbara A. McNamara	Director	August 28, 2007

/s/ DR. WARREN R. PHILLIPS Dr. Warren R. Phillips	Director	August 28, 2007

/s/ CHARLES P. REVOILE Charles P. Revoile	Director	August 28, 2007

/s/ H. HUGH SHELTON General H. Hugh Shelton, USA (Ret.)	Director	August 28, 2007