Form 10-Q
period 2007-09-30
CACI INTERNATIONAL INC /DE/
filed 2007-11-09
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of November 5, 2007: CACI International Inc Common Stock, $0.10 par value, 30,019,331 shares.

CACI INTERNATIONAL INC

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2007	2006
Revenue	$553,580	$467,623

Costs of revenue:
Direct costs	372,398	300,727
Indirect costs and selling expenses	135,757	119,855
Depreciation and amortization	10,746	10,506

Total costs of revenue	518,901	431,088

Income from operations	34,679	36,535
Interest expense and other, net	5,152	6,209

Income before income taxes	29,527	30,326
Income taxes	11,235	11,523

Net income	$18,292	$18,803

Basic earnings per share	$0.61	$0.61

Diluted earnings per share	$0.60	$0.60

Weighted-average basic shares outstanding	29,993	30,629

Weighted-average diluted shares outstanding	30,518	31,278

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(amounts in thousands, except per share data)

	September 30, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$253,462	$285,682
Accounts receivable, net	414,762	386,150
Prepaid expenses and other current assets	39,051	37,171

Total current assets	707,275	709,003
Goodwill	850,738	848,820
Intangible assets, net	107,572	113,270
Property and equipment, net	23,534	22,695
Accounts receivable, long-term, net	11,472	10,657
Other long-term assets	90,955	87,502

Total assets	$1,791,546	$1,791,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,546	$7,643
Accounts payable	75,258	59,827
Accrued compensation and benefits	94,948	96,978
Other accrued expenses and current liabilities	92,969	130,573

Total current liabilities	266,721	295,021
Long-term debt, net of current portion	634,885	635,772
Other long-term liabilities	51,405	47,307

Total liabilities	953,011	978,100

Commitments and contingencies

Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 38,776 and 38,750 shares issued and outstanding, respectively	3,878	3,875
Additional paid-in capital	353,167	347,207
Retained earnings	539,055	521,234
Accumulated other comprehensive income	9,504	8,605
Treasury stock, at cost (8,772 shares)	(67,069)	(67,074)

Total shareholders’ equity	838,535	813,847

Total liabilities and shareholders’ equity	$1,791,546	$1,791,947

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,292	$18,803
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	10,746	10,506
Amortization of deferred financing costs	610	355
Stock-based compensation expense	5,707	4,433
Deferred income tax benefit	(1,149)	(3,468)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(26,995)	7,173
Prepaid expenses and other current assets	(4,659)	2,414
Accounts payable and other accrued expenses	9,410	1,320
Accrued compensation and benefits	(2,556)	(8,718)
Income taxes payable and receivable	9,352	6,762
Other liabilities	4,630	2,891

Net cash provided by operating activities	23,388	42,471

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,890)	(2,109)
Cash paid for business acquisitions, net of cash acquired	(51,948)	—
Other	(204)	(804)

Net cash used in investing activities	(56,042)	(2,913)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made under bank credit facilities	(4,983)	(25,886)
Proceeds from note receivable	3,891	—
Proceeds from employee stock purchase plans	1,415	1,995
Proceeds from exercise of stock options	901	1,349
Repurchases of common stock	(949)	(1,310)
Other	(141)	71

Net cash provided by (used in) financing activities	134	(23,781)

Effect of exchange rate changes on cash and cash equivalents	300	163

Net (decrease) increase in cash and cash equivalents	(32,220)	15,940
Cash and cash equivalents, beginning of period	285,682	24,650

Cash and cash equivalents, end of period	$253,462	$40,590

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$3,594	$1,641

Cash paid during the period for interest	$4,152	$4,974

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2007	2006
Net income	$18,292	$18,803
Change in foreign currency translation adjustment	1,161	763
Change in fair value of interest rate swap agreement, net	(262)	(447)

Comprehensive income	$19,191	$19,119

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2007. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

2.	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. See Note 11. FIN No. 48 was effective for CACI July 1, 2007, and its adoption did not have a material impact on the Company’s result of operations or financial position.

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

In August 2007, the FASB published its proposed Staff Position No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-a). The proposed standard, if adopted, would require the Company to recognize interest expense on its $300.0 million of 2.125% convertible senior subordinated notes that mature on May 1, 2014 (the Notes) issued May 16, 2007 (see Note 6) using an interest rate in effect for comparable debt instruments that do not contain conversion features. The interest rate to be used under the proposed standard would be higher than the rate which is currently used, which is equal to the coupon rate of 2.125%. If adopted in its current form, FSP 14-a would be effective for the Company beginning July 1, 2008, and would require retrospective application to the date the Notes were issued. Based on the provisions of the current proposal, the Company estimates that annual interest expense would increase, and annual diluted earnings per share would decrease, by approximately $10.5 million and $0.21 per share, respectively. The proposed standard should have no effect on cash flows.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3.	Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2007 and June 30, 2007, consisted of the following (cost approximates fair value):

	September 30, 2007	June 30, 2007
	(amounts in thousands)
Money market funds	$246,340	$223,771
Cash	7,122	61,911

Total cash and cash equivalents	$253,462	$285,682

Included in the cash balance at June 30, 2007 is $49.0 million of cash paid in July 2007 in connection with the acquisition of The Wexford Group International, Inc. (WGI).

4.	Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of approximately $3.3 million and $3.5 million at September 30, 2007 and June 30, 2007, respectively. Accounts receivable consisted of the following:

	September 30, 2007	June 30, 2007
	(amounts in thousands)
Billed receivables	$325,064	$301,005
Billable receivables at end of period	52,571	44,510
Unbilled pending receipt of contractual documents authorizing billing	37,127	40,635

Total accounts receivable, current	414,762	386,150
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	11,472	10,657

Total accounts receivable, net	$426,234	$396,807

5.	Intangible Assets

Intangible assets consisted of the following:

	September 30, 2007	June 30, 2007
	(amounts in thousands)
Customer contracts and related customer relationships	$186,928	$185,923
Covenants not to compete	1,712	1,682
Other	749	746

Intangible assets	189,389	188,351
Less accumulated amortization	(81,817)	(75,081)

Total intangible assets, net	$107,572	$113,270

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all intangible assets as of September 30, 2007 is 8.2 years, and the weighted-average remaining period of amortization is 6.2 years. Expected amortization expense for the remainder of the fiscal year ending June 30, 2008, and for each of the fiscal years thereafter, is as follows (in thousands):

Amount
Year ending June 30, 2008	$20,909
Year ending June 30, 2009	24,945
Year ending June 30, 2010	22,777
Year ending June 30, 2011	17,626
Year ending June 30, 2012	9,761
Thereafter	11,554

Total intangible assets, net	$107,572

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6.	Notes Payable and Credit Facilities

The details of notes payable are as follows:

	September 30, 2007	June 30, 2007
	(dollars in thousands)
Bank credit facility – term loans	$337,750	$338,625
Convertible notes payable	300,000	300,000
Acquired note payable	—	4,097
Mortgage note payable	681	693

Total long-term debt	$638,431	$643,415
Less current portion	(3,546)	(7,643)

Long term debt, net of current portion	$634,885	$635,772

Convertible Notes Payable

Effective May 16, 2007, the Company issued an aggregate of $300.0 million of 2.125% convertible senior subordinated notes that mature on May 1, 2014 in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year. The Company’s registration statement filed with the SEC to register resales of the Notes and the common stock issuable upon conversion of the Notes became effective on October 11, 2007.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97% of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of September 30, 2007, none of the conditions permitting conversion of the Notes had been satisfied.

In the event of a fundamental change, as defined in the indenture governing the Notes, holders may require the Company to repurchase the Notes at a price equal to the principal amount plus any accrued interest. Also, if certain fundamental changes occur prior to maturity, the Company will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. The Company is not permitted to redeem the Notes.

The fair value of the Notes as of September 30, 2007 was $328.5 million based on quoted market values.

The contingently issuable shares are not included in CACI’s diluted share count for the three month period ended September 30, 2007, because CACI’s average stock price during that period was below the conversion price. Debt issuance costs of approximately $7.5 million are being amortized to interest expense over seven years. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

For income tax reporting purposes, the Notes and the Call Options are integrated. This created an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options is being accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $32.8 million to be realized for income tax reporting purposes over the term of the Notes has been reflected as an increase in additional paid-in capital and a long-term deferred tax asset.

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

Bank Credit Facilities

In connection with an acquisition completed in May 2004, the Company entered into a $550.0 million credit facility (the 2004 Credit Facility), consisting of a $200.0 million revolving credit facility (the Revolving Facility) and a $350.0 million institutional term loan (the Term Loan). On May 10, 2007, in connection with the issuance of the Notes, the 2004 Credit Facility was amended in order to, among other things, permit the issuance of the Notes and address certain related matters. The 2004 Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of September 30, 2007, the Company had no outstanding letters of credit. Accordingly, $200.0 million was available for borrowing under the Revolving Facility as of that date.

The Revolving Facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200.0 million, with an expiration date of May 3, 2009, and annual sub-limits on amounts borrowed for acquisitions. The Revolving Facility contains an accordion feature under which the facility may be expanded to $300.0 million with applicable lender approvals. The Revolving Facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the Revolving Facility, based on its leverage ratio, as defined. Any outstanding balances under the Revolving Facility are due in full May 4, 2009.

The Term Loan is a seven-year secured facility under which principal payments are due in quarterly installments of $0.9 million at the end of each fiscal quarter through March 2011, and the balance of $325.5 million is due in full on May 3, 2011.

Borrowings under both the Revolving Facility and the Term Loan bear interest at rates based on the London Inter-Bank Offered Rate (LIBOR), or the higher of the prime rate or federal funds rate plus 0.5 percent, as elected by the Company, plus applicable margins based on the leverage ratio as determined quarterly. To date, the Company has elected to apply LIBOR to outstanding borrowings. For the three months ended September 30, 2007 and 2006, the effective interest rate, excluding the effect of amortization of debt financing costs for the outstanding borrowings under the 2004 Credit Facility, was 6.67 percent and 6.74 percent, respectively.

The 2004 Credit Facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, and a maximum leverage ratio. Substantially all of the Company’s assets serve as collateral under the 2004 Credit Facility. As of September 30, 2007, the Company was in compliance with all of the financial covenants of the 2004 Credit Facility.

The Company capitalized $8.2 million of debt issuance costs in May 2004 associated with the origination of the 2004 Credit Facility and capitalized an additional $0.5 million of financing costs to amend the 2004 Credit Facility in May 2005 by re-pricing downward the margins that are applied to the interest rate options. Other key terms of the 2004 Credit Facility were not changed with this amendment. All debt financing costs are being amortized from the date incurred to the expiration date of the Term Loan. The unamortized balance of $3.9 million and $4.3 million at September 30, 2007 and June 30, 2007, respectively, is included in Other long-term assets on the accompanying condensed consolidated balance sheets.

As a condition of its 2004 Credit Facility, the Company entered into two forward interest rate swap agreements in May 2005, under which it exchanged floating-rate interest payments for fixed-rate interest payments. The agreements cover a combined

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

notional amount of debt totaling $98.0 million, provide for swap payments over a twenty-seven month period beginning in March 2006, and are settled on a quarterly basis. The weighted-average fixed interest rate provided by the agreements is 4.22 percent.

The Company accounts for its interest rate swap agreements under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and has determined that the two swap agreements qualify as effective hedges. Accordingly, the fair value of the interest rate swap agreements at September 30, 2007 of $0.6 million has been reported in Prepaid expenses and other current assets with an offset, net of an income tax effect, included in Accumulated other comprehensive income in the accompanying condensed consolidated balance sheet. The decrease in fair value of $0.3 million, which is net of income tax effects of $0.2 million, is reported as other comprehensive loss in the accompanying consolidated statement of comprehensive income for the three months ended September 30, 2007. The fair value of the swaps will be recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred.

Mortgage Note Payable

Long-term debt as of September 30, 2007 also includes $0.7 million due under a mortgage note payable agreement. The Company assumed obligations of the mortgage as part of its acquisition of MTL Systems, Inc. in January 2004. Outstanding balances under the mortgage note payable bear interest at 5.88 percent and are secured by an interest in real property located in Dayton, Ohio.

Acquired Note Payable

The Company assumed obligations under a note payable agreement in connection with its acquisition of WGI in June 2007. The outstanding balance of $4.1 million was paid in full on July 3, 2007.

The aggregate maturities of long-term debt at September 30, 2007 are as follows (in thousands):

Twelve months ending September 30,
2008	$3,546
2009	3,549
2010	3,552
2011	327,306
2012	59
Thereafter	300,419

Total long-term debt	$638,431

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.	Commitments and Contingencies

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

Potential Recovery of Defense Costs

The Company is currently in discussions with its insurance carrier to negotiate a settlement for the defense costs it has incurred to date as well as future defense costs of defending civil lawsuits arising from professional services provided by the Company in Iraq (the Iraq-Related Actions) and for any liability that may arise from such litigation. While the insurance company previously filed a lawsuit against the Company seeking a declaration that its policies provided no coverage for the Iraq-Related Actions, that lawsuit was voluntarily dismissed in November 2004 and, since that time, the parties’ respective causes of action have been placed on hold pursuant to a written agreement between the parties. The Company’s defense costs to date for the Iraq-Related Actions are in excess of $5.0 million.

Subcontract Purchase Commitment

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available. Based upon that expectation, unit costs incurred to date have been recognized as direct costs at such lowest unit cost in the accompanying condensed consolidated statements of operations. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be $2.4 million, which has not been recorded in the Company’s condensed consolidated financial statements as of September 30, 2007.

Government Contracting

As a general practice within the defense industry, the Defense Contract Audit Agency (the DCAA) continually reviews the cost accounting and other practices of government contractors, including those of the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled. As with many government contractors, the government has from time to time recommended changes in methodology for allocating certain of the Company’s costs. The Company is currently engaged in discussions with the DCAA regarding compliance with two particular sections of the Cost Accounting Standards (CAS) used by federal government contractors.

In the first matter, the DCAA has questioned the Company’s compliance with CAS 410, Allocation of Business Unit General and Administrative Expenses to Final Cost Objectives. Specifically, the DCAA is questioning the Company’s allocation of indirect costs as overhead versus general and administrative and the use of total cost input versus value added bases for some of its subsidiaries. Although the Company believes it has properly complied with the requirements of CAS 410, it agreed to make certain adjustments effective July 1, 2007. The Company is still discussing with the Administrative Contracting Officer if there is to be any retroactive impact. At the present time, the Company believes that the resolution of this matter will not have a material impact on the Company’s results of operations or financial position.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In the second matter, the DCAA has questioned the Company’s treatment of certain allowances paid to certain overseas employees. The DCAA’s position is that under CAS 418, Allocation of Direct and Indirect Costs, the Company has charged these direct expenses to the incorrect cost base. In the absence of specific Federal Acquisition Regulation guidance regarding treatment of these specific costs, and consistent with industry practice, the Company believes it has properly complied with the requirements of CAS 418, but has accrued its best estimate of the potential outcome within its estimated range of zero to $2.4 million.

In addition, in April 2007, DCAA conducted a contract review and questioned certain costs on a contract in which the Company is a subcontractor. The Company believes that all costs allocated to this contract were appropriately allocated, but has accrued its best estimate of the potential outcome within its estimated range of zero to $3.4 million.

8.	Stock Based Compensation

A summary of the components of stock-based compensation expense recognized during the three months ended September 30, 2007 and 2006, together with the income tax benefits realized, is as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Stock-based compensation included in indirect costs and selling expense:
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	$3,317	$3,060
Restricted stock and restricted stock unit (RSU) expense	2,390	1,373

Total stock-based compensation expense	5,707	4,433

Income tax benefit recognized for stock-based compensation expense	$2,169	$1,673

The Company issues SSARs, and previously issued non-qualified stock options, and issues shares of restricted stock on an annual basis to its directors and key employees under its 2006 Stock Incentive Plan (the 2006 Plan). The 2006 Plan was approved by the Company’s stockholders in November 2006. Previous grants of stock options and shares of restricted stock (RSUs through December 31, 2005) were made under the Company’s 1996 Stock Incentive Plan (the 1996 Plan). During the three months ended September 30, 2007, the exercise price of all SSAR grants and the value of all shares of restricted stock grants were set at the closing price of a share of the Company’s common stock on the date of grant, as reported by the New York Stock Exchange. Annual grants under the 2006 Plan (and previous grants under the 1996 Plan) are generally made during the first quarter of the Company’s fiscal year. The Company also issues equity instruments in the form of RSUs under its Management Stock Purchase Plan (MSPP) and Director Stock Purchase Plan (DSPP) (see Note 9).

Activity related to SSARs/non-qualified stock options and RSUs/restricted shares during the three months ended September 30, 2007 is as follows:

	SSARS/ Non-qualified stock options	RSUs/ restricted shares
Outstanding, June 30, 2007	2,702,393	226,565
Granted	757,000	139,840
Exercised/Issued	(25,350)	—
Forfeited	(38,792)	(8,760)

Outstanding, September 30, 2007	3,395,251	357,645

Weighted average exercise price of grants	$48.77

Weighted average grant date fair value for RSUs/restricted shares		$48.66

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Under the terms of the SSAR/stock option and RSU/restricted stock agreements, grantees retiring at or after age 65 will vest in 100 percent of their awards. The Company recognizes the expense associated with SSARs, stock options, restricted stock and RSUs granted to employees who have reached age 65 in full at the time of grant. The Company recognizes the expense associated with SSARs, stock options, restricted stock and RSUs granted to employees nearing retirement age ratably over the period from the date of grant to the date the grantee is eligible for retirement. This treatment is referred to as the non-substantive vesting method and is applied even if the employee has remained or plans to remain an employee of the Company beyond the eligible retirement age. During the three months ended September 30, 2007 and 2006, the Company recognized approximately $1.3 million and $1.1 million, respectively, of stock compensation expense for awards made to employees aged 65 or older at the date of grant.

As of September 30, 2007, there was $39.8 million of total unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted average period of 3.9 years, and $10.7 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 2.1 years.

9.	Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP, and DSPP in November 2002, and implemented these plans beginning July 1, 2003. The MSPP was subsequently amended in November 2006. These plans provide employees, management, and directors with an opportunity to acquire or increase ownership interest in the Company through the purchase of shares of the Company’s common stock, subject to certain terms and conditions. There are 500,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively. In November 2007, the Company’s shareholders will vote on a proposal to increase the number of shares authorized for grant under the ESPP from 500,000 to 750,000.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of each quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory under SFAS No. 123R, Share Based Payment. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP for the three month periods ended September 30, 2007 and 2006. As of September 30, 2007, participants have purchased 494,374 shares under the ESPP at a weighted-average price per share of $45.53. Of these shares, 20,894 were purchased during the three months ended September 30, 2007, at a weighted-average price per share of $45.16.

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

Activity related to the MSPP and the DSPP during the three months ended September 30, 2007 is as follows:

	MSPP	DSPP
RSUs outstanding, June 30, 2007	23,876	2,158
Granted	9,602	138
Issued	—	(85)
Forfeited	(445)	(1,219)

RSUs outstanding, September 30, 2007	33,033	992

Weighted average grant date fair value as adjusted for the applicable discount	$48.54

Weighted average grant date fair value		$45.33

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

10.	Earnings Per Share

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of SSARs/stock options and RSUs/restricted shares calculated using the treasury stock method. The chart below shows the calculation of basic and diluted earnings per share for the three month periods ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,
(amounts in thousands, except per share amounts)	2007	2006
Net income	$18,292	$18,803

Weighted average number of basic shares outstanding during the period	29,993	30,629
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	525	649

Weighted average number of diluted shares outstanding during the period	30,518	31,278

Basic earnings per share	$0.61	$0.61

Diluted earnings per share	$0.60	$0.60

Shares outstanding during the three months ended September 30, 2007, reflect the May 2007 repurchase of one million shares of CACI’s common stock upon closing of the sale of the Notes (see Note 6).

11.	Income Taxes

Effective July 1, 2007, the Company adopted the provisions of FIN No. 48. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. At the adoption date, the Company recognized an increase of approximately $1.1 million in the liability for unrecognized tax benefits. This increase was accounted for as a reduction to shareholders’ equity at July 1, 2007. The total liability for unrecognized tax benefits as of July 1, 2007 was $2.9 million. Since July 1, 2007, there have been no material changes in the liability for unrecognized tax benefits. The Company believes that the total amount of unrecognized tax benefits, if recognized, would not have a material effect on its effective tax rate.

It is the Company’s accounting policy to record any interest or penalties incurred in connection with income taxes as part of income tax expense for financial reporting purposes. Amounts accrued for interest and penalties are not material.

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. The Internal Revenue Service has examined the Company’s consolidated federal income tax returns through the year ended June 30, 2004. The Company is currently under income tax examination by three state jurisdictions for years ended June 30, 2004 through June 30, 2006. The Company does not expect the resolution of these state audits to have a material impact on its results of operations, financial condition or cash flows.

12.	Business Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. The Company’s domestic operations offer services from all of the Company’s service offerings. Its customers are primarily U.S. federal agencies, however the Company also serves customers in the commercial and state and local sectors and, from time to time, serves a number of agencies of foreign customers. International operations offer services to both commercial and non-U.S. government customers primarily through the Company’s U.K. based data information and knowledge management and business systems solutions lines of business. The Company evaluates the performance of its operating segments based on net income. Summarized financial information concerning the Company’s reportable segments is as follows (in thousands):

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Domestic	International	Total
Three Months Ended September 30, 2007
Revenue from external customers	$530,679	$22,901	$553,580
Net income	16,828	1,464	18,292
Three Months Ended September 30, 2006
Revenue from external customers	$449,570	$18,053	$467,623
Net income	17,886	917	18,803

13.	Subsequent Events

Subsequent to September 30, 2007 the Company completed two acquisitions with a combined purchase price of approximately $239 million: Athena Innovative Solutions, Inc. and Dragon Development Corporation. Both of these acquired companies provide specialized services to various intelligence agencies of the United States government.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and the United Kingdom, including conditions that result from terrorist activities or war; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects in the event of a priority need for funds, such as homeland security, the war on terrorism or rebuilding Iraq; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest etc.) and termination risks; the results of government investigations into allegations of improper actions related to the provision of services in support of U.S. military operations in Iraq; the results of government audits and reviews conducted by the Defense Contract Audit Agency or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, and (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our Securities and Exchange Commission filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We are a leading provider of professional services and information technology solutions to the U.S. government. We derived approximately 94% of our revenues during the three months ended September 30, 2007 and 2006 from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments and commercial customers. Our major service offerings are as follows:

•

Enterprise IT management services – We support our clients’ critical networked operational missions by providing tailored end-to-end enterprise information technology services for the design, establishment, management, security and operations of client infrastructure. Our operational, analytic, consultancy and transformational services effectively use industry best practices and standards to enable and optimize the full lifecycle of the networked environment, improve customer service, improve efficiency, and reduce total cost and complexity of large, geographically dispersed operations.

•

Data, information and knowledge management – We deliver a full spectrum of solutions and services that automate the knowledge management lifecycle from data capture through information analysis and understanding. We provide commercially-based products, custom solutions development, and operations and maintenance services that facilitate information sharing. Our information technology solutions are complemented by a suite of analytical expertise support offerings for our U.S. government intelligence community, Department of Defense (DoD), Department of Justice (DoJ), and Homeland Security customers.

•

Business system solutions – We provide solutions that address the full spectrum of requirements in the financial, procurement, human resources, supply chain and other business domains. Our solutions employ an integrated cross-functional approach to maximize investments in existing systems, while leveraging the potential of advanced technologies to implement new, high payback solutions. Our offerings include services, consulting and software development/integration that support the full lifecycle of commercial technology implementation from blueprint through application sustainment.

•

Logistics and material readiness – We offer a full suite of solutions and service offerings that plan for, implement and control the efficient and effective flow and storage of goods, services and related information from point of origin to point of consumption in support of U.S. government agencies focused on national security. We develop and manage logistics information systems, specialized simulation and modeling toolsets, and provide logistics business process engineering services. Our operational capabilities span the supply chain, including advance logistics planning; demand forecasting, total asset visibility and management (including in-transit visibility of material through the use of Radio Frequency Identification technology) and life cycle support for weapons systems. Our logistics services are a critical enabler in support of defense readiness and combat sustainability objectives.

•

C4ISR integration services – We provide rapid response services in support of military missions in a coordinated and controlled operational setting. We support the military efforts to ensure delivery and sustainment of integrated, enterprise wide, Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) programs. We integrate sensors, mission applications and systems that connect with DoD data networks.

•

Information assurance and security services – Our solutions and services support the full lifecycle of preparing for, protecting against, detecting, reacting to and responding to cyber threats through comprehensive and consistently implemented risk-based, cost-effective controls and measures to protect information contained in U.S. government information systems.

•

Special operations support services – We support the planning and execution of military and intelligence operations. These services include full-spectrum operational planning, contingency planning, provisioning, and development of tactics, techniques and procedures to enable counter-terrorism activities, cyber/information operations, and support to conventional force operations.

•

Program management and system engineering and technical assistance (SETA) services – We support U.S. government Program Executive Offices and Program Management Offices via subject matter experts and a comprehensive technical management process. This includes translating operational requirements into configured systems, integrating technical inputs, managing interfaces, characterizing and managing technical risk, transitioning technology into program efforts, and verifying that designs meet operational needs, through the application of internationally recognized and accepted standards. Additionally, we provide SETA services that include contract and risk management, operations support, architecture and system engineering services, project and portfolio management, strategy and policy support, and complex trade analyses.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,				Change
(amounts in thousands)	2007		2006		$	%
Department of Defense	$405,797	73.3%	$334,101	71.4%	$71,696	21.5%
Federal civilian agencies	117,299	21.2	107,845	23.1	9,454	8.8
Commercial and other	25,903	4.7	21,005	4.5	4,898	23.3
State and local governments	4,581	0.8	4,672	1.0	(91)	(1.9)

Total	$553,580	100.0%	$467,623	100.0%	$85,957	18.4%

For the three months ended September 30, 2007, total revenue increased by 18.4%, or $86.0 million, over the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD and federal civilian agency customers and was generated from organic growth, and from acquisitions completed during the fourth quarter of our fiscal year ended June 30, 2007. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the three months ended September 30, 2007 is as follows (in thousands):

The Wexford Group International, Inc. (WGI)	$22,436
Institute for Quality Management, Inc (IQM)	3,947
Other	921

Total	$27,304

Revenue from existing operations increased by 12.5% or $58.7 million, for the three months ended September 30, 2007. This organic growth was driven by both an increase in our direct labor and a significant increase in other direct costs (ODCs). ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 21.5%, or $71.7 million, for the three months ended September 30, 2007, as compared to the same period a year ago. The acquisitions we completed in our fiscal year ended June 30, 2007, generated $24.3 million of DoD revenue, while revenue from existing operations increased by $47.4 million. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the warfighter in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 8.8%, or $9.5 million, for the three months ended September 30, 2007, as compared to the same period a year ago. Of this increase, $2.1 million was attributable to our acquisitions while revenue from existing operations increased $7.4 million. Approximately 15.5% of the federal civilian agency revenue for the quarter was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $18.2 million and $16.7 million for the three months ended September 30, 2007 and 2006, respectively. This increase in revenue earned from DoJ was generated primarily from services provided to support DoJ efforts involving litigation resulting from Hurricane Katrina. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial revenue increased 23.3%, or $4.9 million, during the three months ended September 30, 2007, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 88.4%, or $22.9 million, of total commercial revenue, while domestic operations accounted for 11.6%, or $3.0 million. The entire growth in commercial revenue came from operations within the United Kingdom (UK). The increase in the UK was attributable to an acquisition completed in July 2007, organic growth, and favorable exchange rates.

Revenue from state and local governments decreased by 1.9%, or $91,000, for the three months ended September 30, 2007, as compared to the same period a year ago. Revenue from state and local governments represented 0.8% and 1.0% of our total revenue for the three months ended September 30, 2007 and 2006, respectively. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended September 30, 2007 and 2006, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended September 30,		Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2007	2006	2007	2006	$	%
Revenue	$553,580	467,623	100.0%	100.0%	$85,957	18.4%

Costs of revenue
Direct costs	372,398	300,727	67.3	64.3	71,671	23.8
Indirect costs and selling expenses	135,757	119,855	24.5	25.6	15,902	13.3
Depreciation and amortization	10,746	10,506	1.9	2.3	240	2.3

Total costs of revenue	518,901	431,088	93.7	92.2	87,813	20.4

Income from operations	34,679	36,535	6.3	7.8	(1,856)	(5.1)
Interest expense and other, net	5,152	6,209	0.9	1.3	(1,057)	(17.0)

Income before income taxes	29,527	30,326	5.4	6.5	(799)	(2.6)
Income taxes	11,235	11,523	2.1	2.5	(288)	(2.5)

Net income	$18,292	$18,803	3.3%	4.0%	$(511)	(2.7)%

Income from operations for the three months ended September 30, 2007 was $34.7 million. This is a decrease of $1.9 million, or 5.1%, from income from operations of $36.5 million for the three months ended September 30, 2006. Our operating margin was 6.3% compared with 7.8% during the same period a year ago. This decline in income from operations as a percentage of revenue was due to several factors. One factor is the disproportionate growth in ODCs, attributable in part, to the movement to larger consolidating contracts which have significant subcontractor content. These larger contracts provide both top and bottom line growth, but often with lower margins. A second factor relates to recompetes. We are still experiencing the impact of two major higher-margins recompetes which we lost during the second quarter of FY2007.

As a percentage of revenue, direct costs were 67.3% and 64.3% for the three months ended September 30, 2007 and 2006, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $148.1 million and $134.9 million for the three months ended September 30, 2007 and 2006, respectively. This increase in direct labor was attributable to both organic growth and acquisitions completed during our year ended June 30, 2007. ODCs were $224.3 million and $165.8 million during the three months ended September 30, 2007 and 2006, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR integration services within our Strategic Services Sources (S3) contract along with the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 24.5% and 25.6% for the three months ended September 30, 2007 and 2006, respectively. The fluctuation experienced during these periods is primarily the result of integrating acquired businesses, controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect cost and selling expenses. A component of indirect costs and selling expenses is stock compensation expense. Total stock compensation expense was $5.7 million and $4.4 million for the three months ended September 30, 2007 and 2006, respectively, and increased as a result of a higher level of grants in 2007 relative to the same period a year ago.

Depreciation and amortization expense was $10.7 million and $10.5 million for the three months ended September 30, 2007 and 2006, respectively. This increase of $0.2 million, or 2.3%, is primarily the result of increased software amortization on internally developed software to be sold externally as a separate product.

Interest expense and other, net decreased $1.1 million, or 17.0%, during the three months ended September 30, 2007 as compared to the same period a year ago. The decrease in interest expense and other, net was primarily due to the interest income generated from cash on hand as a result of the issuance of $300.0 million of 2.125% convertible senior subordinated notes (the Notes) in May 2007. The higher interest income was partially offset by interest expense on the Notes. We had outstanding borrowing of $638.4 million at September 30, 2007. We are required to repay a minimum of $0.9 million quarterly under the terms of the 2004 Credit Facility.

The effective tax rate was 38.0% during the three months ended September 30, 2007 and 2006.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $23.4 million and $42.5 million for the three months ended September 30, 2007 and 2006, respectively.

Effective May 16, 2007, we issued the Notes which mature on May 1, 2014, in a private placement pursuant to Rule 144A of the Securities Act of 1933. The Notes are subordinate to our senior secured debt, and interest on the Notes is payable on May 1 and November 1 of each year. The registration statement we filed with the SEC to register resales of the Notes and the common stock issuable upon conversion of the Notes became effective on October 11, 2007.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97% of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. We are required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of September 30, 2007, none of the conditions permitting conversion of the Notes had been satisfied.

In the event of a fundamental change, as defined in the indenture governing the Notes, holders may require us to repurchase the Notes at a price equal to the principal amount plus any accrued interest. Also, if certain fundamental changes occur prior to maturity, we will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, we may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that these notes are convertible into shares of the acquiring or surviving company. We are not permitted to redeem the Notes.

The contingently issuable shares are not included in our diluted share count for the three month period ended September 30, 2007, because our average stock price during that period was below the conversion price. Debt issuance costs of approximately $7.5 million are being amortized to interest expense over seven years. Upon closing of the sale of the Notes, approximately $45 million of the net proceeds was used to concurrently repurchase one million shares of our common stock.

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

For income tax reporting purposes, the Notes and the Call Options are integrated. This created an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options is being accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $32.8 million to be realized for income tax reporting purposes over the term of the Notes has been reflected as an increase in additional paid-in-capital and a long-term deferred tax asset.

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

We also maintain a $550.0 million credit facility (the 2004 Credit Facility), which includes a $200.0 million revolving credit facility (the Revolving Facility) and a $350.0 million institutional term loan (the Term Loan). The initial borrowings under the 2004 Credit Facility were $422.6 million, of which $337.8 million was outstanding under the Term Loan at September 30, 2007. On May 10, 2007, in connection with the issuance of the Notes, the 2004 Credit Facility was amended in order to, among other things, permit the issuance of the Notes and address certain related matters.

The Revolving Facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200.0 million, with annual sub-limits on amounts borrowed for acquisitions. The Revolving Facility contains an accordion feature under which the facility may be expanded to $300.0 million with applicable lender approvals. The Revolving Facility permits one, two, three and six month interest rate options. We pay a fee on the unused portion of this facility. During the three months ended September 30, 2007 no borrowings were outstanding under the Revolving Facility.

The Term Loan portion of the 2004 Credit Facility is a seven-year secured facility under which principal payments are due in quarterly installments of $0.9 million at the end of each fiscal quarter through March 2011, and the balance of $325.5 million is due in full on May 3, 2011.

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

We have amounts due under a lease agreement classified as a capital lease for reporting purposes and amounts due under a mortgage note payable. We also maintain a line of credit facility in the United Kingdom. The total amount of reported principal due under the capital lease agreement and mortgage note payable was $0.7 million at September 30, 2007. The total amount available under the line-of-credit facility in the U.K., which is scheduled to expire in December 2007, is approximately $1.0 million. As of September 30, 2007, we had no borrowings under this facility.

Cash and cash equivalents were $253.5 million and $285.7 million at September 30, 2007 and June 30, 2007, respectively. Our operating cash flow was $23.4 million for the three months ended September 30, 2007 as compared to $42.5 million in the same period a year ago. This decrease in operating cash flows during the first quarter of FY2008 is primarily due to increased receivables billed during the quarter. The increased receivables are primarily attributable to an increase in ODCs. Days-sales-outstanding were 68 at September 30, 2007, six days less than the same period a year ago.

We used cash in investing activities of $56.0 million and $2.9 million for the three months ended September 30, 2007 and 2006 respectively. This increase of $53.1 million was primarily the result of our acquisition of WGI which was completed on June 29,

2007, but partially funded in July, 2007. In addition, the acquisition of Arete Software Limited in the UK was completed in the first quarter of FY2008. The remaining cash used in both periods was primarily for the purchase of office and computer related equipment in support of normal business requirements.

Cash provided in financing activities was $0.1 million in the three months ended September 30, 2007 and cash used in financing activities was $23.8 million in the three months ended September 30, 2006. This change was primarily attributable to the borrowing of $25.0 million under our revolving facility during the fiscal year ended June 30, 2006, which was repaid during the three months ended September 30, 2006.

Cash flows from financing activities continued to benefit from proceeds received from the exercise of stock options, and purchases of stock under our Employee Stock Purchase Plan. Proceeds from these activities totaled $2.3 million and $3.3 million during the three months ended September 30, 2007 and 2006, respectively. These amounts were offset by cash used to purchase stock to fulfill obligations under our Employee Stock Purchase Plan. Cash used to acquire stock was $1.0 million and $1.3 million during the three months ended September 30, 2007 and 2006, respectively.

We believe that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. We are continuously analyzing our capital structure to ensure we have sufficient capital to fund any future acquisitions. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under our 2004 Credit Facility and the Notes will depend on our future financial performance which will be affected by many factors outside of our control.

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

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives. A 1.0% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $0.6 million for the three months ended September 30, 2007.

Approximately 4.1% and 3.9% of our total revenue in the three months ended September 30, 2007 and 2006, respectively, were derived from our international operations in the United Kingdom. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2007, we held pounds sterling in the United Kingdom equivalent to approximately $13.2 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Item 4.	Controls and Procedures

As of the end of the three month period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2007.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Saleh, et al. v. Titan Corp., et al, Case No. 05 CV 1165 (D.D.C.)

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of California against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V., and former CACI employee Stephen A. Stefanowicz, among other defendants, seeking a permanent injunction, declaratory relief, compensatory and punitive damages, treble damages and attorney’s fees arising out of defendants’ alleged acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, the Court issued its order on November 6, 2007 denying CACI’s motion for summary judgment and scheduling a conference in December 2007 to discuss the status of the case with the parties to the lawsuit.

Ibrahim, et al. v. Titan Corp., et al., Case No. 1:04-CV-01248-JR (D.D.C. 2004)

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007 for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V. and Titan Corporation, seeking compensatory and punitive damages for physical injury, emotional distress, and/or wrongful death allegedly suffered as a result of defendants’ wrongful acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, the Court issued its order on November 6, 2007 denying CACI’s motion for summary judgment and scheduling a conference in December 2007 to discuss the status of the case with the parties to the lawsuit.

We are vigorously defending the above-described legal proceedings, and, based on our present knowledge of the facts, we believe the lawsuits are completely without merit.

Item 1A.	Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007. There have been no material changes from the risk factors described in that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below are equity securities purchased during the three months ended September 30, 2007 in order to satisfy our obligations under the Employee Stock Purchase Plan (ESPP):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2007	20,894	$45.41	494,374	5,626
August 2007	—	—	—	—
September 2007	—	—	—	—

Total	20,894	$45.41	494,374	5,626

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 15, 2007		8-K	March 21, 2007	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	Form of Right Certificate		8-K	July 11, 2003	4.1

10.1	Amended and Restated Employment Agreement dated July 1, 2007 between J.P. London and CACI International Inc		10-K	August 29, 2007	10.21

10.2	Employment Agreement dated July 1, 2007 between Paul M. Cofoni and CACI International Inc		10-K	August 29, 2007	10.22

10.3	Severance Compensation Agreement dated July 1, 2007 between Gregory R. Bradford and CACI International Inc		10-K	August 29, 2007	10.23

10.4	Severance Compensation Agreement dated July 1, 2007 between William M. Fairl and CACI International Inc		10-K	August 29, 2007	10.24

10.5	Stock Purchase Agreement by and among Athena Holding LLC, Athena Holding Corp., Athena Innovative Solutions, Inc., CACI International Inc and CACI, Inc – FEDERAL, dated September 19, 2007		S-1/A	October 9, 2007	10.27

31.1	Section 302 Certification Paul M. Cofoni	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Paul M. Cofoni	X

32.2	Section 906 Certification Thomas A. Mutryn	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: November 9, 2007	By:	/s/ Paul M. Cofoni
Paul M. Cofoni
President,
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2007	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 9, 2007	By:	/s/ Carol P. Hanna
Carol P. Hanna
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)