Form 10-Q
period 2007-12-31
CACI INTERNATIONAL INC /DE/
filed 2008-02-07
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 5, 2008: CACI International Inc Common Stock, $0.10 par value, 30,083,709 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,
	2007	2006
Revenue	$577,784	$476,909

Costs of revenue:
Direct costs	386,427	311,464
Indirect costs and selling expenses	140,735	119,426
Depreciation and amortization	12,309	9,054

Total costs of revenue	539,471	439,944

Income from operations	38,313	36,965
Interest expense and other, net	6,738	5,362

Income before income taxes	31,575	31,603
Income taxes	12,385	11,140

Net income	$19,190	$20,463

Basic earnings per share	$0.64	$0.67

Diluted earnings per share	$0.63	$0.65

Weighted-average basic shares outstanding	30,033	30,696

Weighted-average diluted shares outstanding	30,580	31,440

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended December 31,
	2007	2006
Revenue	$1,131,364	$944,532

Costs of revenue:
Direct costs	758,825	612,191
Indirect costs and selling expenses	276,492	239,281
Depreciation and amortization	23,055	19,560

Total costs of revenue	1,058,372	871,032

Income from operations	72,992	73,500
Interest expense and other, net	11,890	11,571

Income before income taxes	61,102	61,929
Income taxes	23,620	22,663

Net income	$37,482	$39,266

Basic earnings per share	$1.25	$1.28

Diluted earnings per share	$1.23	$1.25

Weighted-average basic shares outstanding	30,013	30,662

Weighted-average diluted shares outstanding	30,549	31,378

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	December 31, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$11,690	$285,682
Accounts receivable, net	472,265	386,150
Prepaid expenses and other current assets	41,129	37,171

Total current assets	525,084	709,003
Goodwill	1,039,047	848,820
Intangible assets, net	142,148	113,270
Property and equipment, net	25,004	22,695
Accounts receivable, long-term, net	9,218	10,657
Other long-term assets	79,911	87,502

Total assets	$1,820,412	$1,791,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,937	$7,643
Accounts payable	76,861	59,827
Accrued compensation and benefits	103,072	96,978
Other accrued expenses and current liabilities	79,942	130,573

Total current liabilities	272,812	295,021
Long-term debt, net of current portion	634,398	635,772
Other long-term liabilities	51,776	47,307

Total liabilities	958,986	978,100

Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 38,810 and 38,750 shares issued and outstanding, respectively	3,881	3,875
Additional paid-in capital	359,218	347,207
Retained earnings	558,245	521,234
Accumulated other comprehensive income	7,076	8,605
Treasury stock, at cost (8,753 and 8,772 shares, respectively)	(66,994)	(67,074)

Total shareholders’ equity	861,426	813,847

Total liabilities and shareholders’ equity	$1,820,412	$1,791,947

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,482	$39,266
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	23,055	19,560
Amortization of deferred financing costs	1,228	710
Stock-based compensation expense	10,012	7,269
Deferred income tax expense	3,333	290
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(59,300)	15,308
Prepaid expenses and other current assets	(1,329)	(3,170)
Accounts payable and other accrued expenses	1,204	2,934
Accrued compensation and benefits	(961)	(9,690)
Income taxes payable and receivable	(3,170)	(6,358)
Other liabilities	4,249	4,273

Net cash provided by operating activities	15,803	70,392

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,481)	(4,036)
Cash paid for business acquisitions, net of cash acquired	(293,307)	(261)
Other	64	(952)

Net cash used in investing activities	(300,724)	(5,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	9,790	—
Principal payments made under bank credit facilities	(5,869)	(26,771)
Proceeds from note receivable	3,891	—
Proceeds from employee stock purchase plans	2,321	3,392
Proceeds from exercise of stock options	1,988	3,993
Repurchases of common stock	(949)	(2,684)
Other	(193)	975

Net cash provided by (used in) financing activities	10,979	(21,095)

Effect of exchange rate changes on cash and cash equivalents	(50)	637

Net (decrease) increase in cash and cash equivalents	(273,992)	44,685
Cash and cash equivalents, beginning of period	285,682	24,650

Cash and cash equivalents, end of period	$11,690	$69,335

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$19,544	$26,496

Cash paid during the period for interest	$13,182	$10,219

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net income	$19,190	$20,463	$37,482	$39,266
Change in foreign currency translation adjustment	(1,917)	2,233	(756)	2,996
Change in fair value of interest rate swap agreements, net	(511)	(200)	(773)	(647)

Comprehensive income	$16,762	$22,496	35,953	$41,615

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2007. The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

2.	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. See Note 12. FIN No. 48 was effective for CACI July 1, 2007, and its adoption did not have a material impact on the Company’s result of operations or financial position.

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

In August 2007, the FASB published its proposed Staff Position No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-a). The proposed standard, if adopted, would require the Company to recognize interest expense on its $300.0 million of 2.125% convertible senior subordinated notes that mature on May 1, 2014 (the Notes) issued May 16, 2007 (see Note 7) using an interest rate in effect for comparable debt instruments that do not contain conversion features. The interest rate to be used under the proposed standard would be higher than the rate which is currently used, which is equal to the coupon rate of 2.125%. If adopted in its current form, FSP 14-a would be effective for the Company beginning July 1, 2008, and would require retrospective application to the date the Notes were issued. Based on the provisions of the current proposal, the Company estimates that annual interest expense would increase, and annual diluted earnings per share would decrease, by approximately $10.5 million and $0.21 per share, respectively. The proposed standard should have no effect on cash flows.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in connection with a business combination; recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase; and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet evaluated what impact, if any, SFAS No. 141R will have on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 applies to all companies that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has not yet evaluated what impact, if any, SFAS No. 160 will have on its results of operations or financial position.

3.	Acquisitions

On October 31, 2007, the Company acquired all of the outstanding shares of Athena Holding Corp., a holding company which owned 100% of the outstanding shares of Athena Innovative Solutions, Inc. (AIS), headquartered in Arlington, Virginia. AIS and its wholly owned subsidiaries provide specialized professional services and solutions to United States intelligence organizations. AIS contributed revenue of $16.8 million for the period October 31, 2007 to December 31, 2007.

On November 1, 2007, the Company acquired all of the outstanding shares of Dragon Development Corporation (DDC), headquartered in Columbia, Maryland. DDC provides professional, technical, and engineering services to United States intelligence organizations. DDC contributed revenue of $4.8 million for the period November 1, 2007 to December 31, 2007.

The combined purchase consideration to acquire AIS and DDC was approximately $241 million, of which $13.3 million has been deposited into escrow accounts (the Indemnification Escrow Accounts) pending final determination of the net worth of the assets acquired and to secure the sellers’ indemnification obligations and $2.4 million has been deposited into a separate earn-out escrow account to be paid to the former DDC shareholders upon receipt of extension of certain contracts or achievement of a specified gross margin, as defined in the purchase agreement and schedules thereto. Remaining funds, if any, in the Indemnification Escrow Accounts will be distributed to the sellers on or around January 31, 2009 with respect to AIS and April 1, 2009 with respect to DDC.

Based on a preliminary analysis, approximately $187.6 million of the combined purchase consideration has been allocated to goodwill, based on a value of net tangible assets of $17.1 million, and an estimated combined value of $41.2 million of identifiable intangible assets, consisting primarily of contract backlog and customer relationship value. The value attributed to the identifiable intangible assets is being amortized on an accelerated basis over periods ranging from one to nine years.

For both of these acquisitions, the Company is in the process of completing its detailed valuation of the assets acquired and liabilities assumed. The final results of the valuation may differ from management’s estimate currently recorded, and the balances will be adjusted to reflect final results. The Company does not expect adjustments arising from the final valuations to have a significant impact on its financial position or results of operations.

The following unaudited pro forma combined condensed statement of operations information sets forth the consolidated revenue, net income, and diluted earnings per share of the Company for the three and six months ended December 31, 2007 and 2006, as if both of the above-mentioned acquisitions had occurred as of the beginning of each period presented. This unaudited pro forma information does not purport to be indicative of the actual results that would have occurred if the acquisitions had actually been completed on the dates indicated.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended December 31,		Six Months Ended December 31,
(amounts in thousands, except per share amounts)	2007	2006	2007	2006
Revenue	$590,615	$507,530	$1,181,252	$1,001,743
Net income	19,236	19,612	37,716	37,430
Diluted earnings per share	0.63	0.62	1.23	1.19

4.	Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (cost approximates fair value):

	December 31, 2007	June 30, 2007
	(amounts in thousands)
Money market funds	$—	$223,771
Cash	11,690	61,911

Total cash and cash equivalents	$11,690	$285,682

Included in the cash balance at June 30, 2007 is $49.0 million of cash paid in July 2007 in connection with the acquisition of The Wexford Group International, Inc. (WGI).

5.	Accounts Receivable

Total accounts receivable are net of allowance for doubtful accounts of approximately $3.8 million and $3.5 million at December 31, 2007 and June 30, 2007, respectively. Accounts receivable consisted of the following:

	December 31, 2007	June 30, 2007
	(amounts in thousands)
Billed receivables	$379,569	$301,005
Billable receivables at end of period	57,149	44,510
Unbilled pending receipt of contractual documents authorizing billing	35,547	40,635

Total accounts receivable, current	472,265	386,150
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	9,218	10,657

Total accounts receivable, net	$481,483	$396,807

6.	Intangible Assets

Intangible assets consisted of the following:

	December 31, 2007	June 30, 2007
	(amounts in thousands)
Customer contracts and related customer relationships	$229,366	$185,923
Covenants not to compete	2,312	1,682
Other	749	746

Intangible assets	232,427	188,351
Less accumulated amortization	(90,279)	(75,081)

Total intangible assets, net	$142,148	$113,270

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all intangible assets as of December 31, 2007 is 8.2 years, and the weighted-average remaining period of amortization is 6.6 years. Expected amortization expense for the remainder of the fiscal year ending June 30, 2008, and for each of the fiscal years thereafter, is as follows (in thousands):

Amount
Year ending June 30, 2008	$17,595
Year ending June 30, 2009	32,527
Year ending June 30, 2010	29,431
Year ending June 30, 2011	23,705
Year ending June 30, 2012	14,779
Thereafter	24,111

Total intangible assets, net	$142,148

7.	Notes Payable and Credit Facilities

The details of notes payable are as follows:

	December 31, 2007	June 30, 2007
	(dollars in thousands)
Bank credit facility – term loans	$336,875	$338,625
Revolving credit facility	9,390	—
Convertible notes payable	300,000	300,000
Acquired note payable	—	4,097
Other	1,070	693

Total long-term debt	$647,335	$643,415
Less current portion	(12,937)	(7,643)

Long term debt, net of current portion	$634,398	$635,772

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

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97% of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of December 31, 2007, none of the conditions permitting conversion of the Notes had been satisfied.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The fair value of the Notes as of December 31, 2007 was $301.3 million based on quoted market values.

The contingently issuable shares are not included in CACI’s diluted share count for the three or six month periods ended December 31, 2007, because CACI’s average stock price during that period was below the conversion price. Debt issuance costs of approximately $7.5 million are being amortized to interest expense over seven years. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

For income tax reporting purposes, the Notes and the Call Options are integrated. This created an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options is being accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $32.8 million to be realized for income tax reporting purposes over the term of the Notes was recorded as an increase in additional paid-in capital and a long-term deferred tax asset.

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

The Revolving Facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200.0 million, with an expiration date of May 3, 2009, and annual sub-limits on amounts borrowed for acquisitions. The Revolving Facility contains an accordion feature under which the facility may be expanded to $300.0 million with applicable lender approvals. The Revolving Facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the Revolving Facility, based on its leverage ratio, as defined. Any outstanding balances under the Revolving Facility are due in full May 4, 2009. As of December 31, 2007, the Company had $9.4 million outstanding under the Revolving Facility and no outstanding letters of credit. Accordingly, $190.6 million was available for borrowing under the Revolving Facility as of that date.

The Term Loan is a seven-year secured facility under which principal payments are due in quarterly installments of $0.9 million at the end of each fiscal quarter through March 2011, and the balance of $325.5 million is due in full on May 3, 2011.

Borrowings under both the Revolving Facility and the Term Loan bear interest at rates based on the London Inter-Bank Offered Rate (LIBOR), or the higher of the prime rate or federal funds rate plus 0.5 percent, as elected by the Company, plus applicable margins based on the leverage ratio as determined quarterly. To date, the Company has elected to apply LIBOR to outstanding borrowings. As of December 31, 2007 and 2006, the effective interest rate, excluding the effect of amortization of debt financing costs for the outstanding borrowings under the 2004 Credit Facility, was 6.52 percent and 6.75 percent, respectively.

The 2004 Credit Facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, and a maximum leverage ratio. Substantially all of the Company’s assets serve as collateral under the 2004 Credit Facility. As of December 31, 2007, the Company was in compliance with all of the financial covenants of the 2004 Credit Facility.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company capitalized $8.2 million of debt issuance costs in May 2004 associated with the origination of the 2004 Credit Facility and capitalized an additional $0.5 million of financing costs to amend the 2004 Credit Facility in May 2005 by re-pricing downward the margins that are applied to the interest rate options. Other key terms of the 2004 Credit Facility were not changed with this amendment. All debt financing costs are being amortized from the date incurred to the expiration date of the Term Loan. The unamortized balance of $3.6 million and $4.3 million at December 31, 2007 and June 30, 2007, respectively, is included in Other long-term assets on the accompanying condensed consolidated balance sheets.

As a condition of its 2004 Credit Facility, the Company entered into two forward interest rate swap agreements in May 2005 (the 2005 Swap), under which it exchanged floating-rate interest payments for fixed-rate interest payments. The agreements cover a combined notional amount of debt totaling $98.0 million, provide for swap payments over a twenty-seven month period beginning in March 2006, and are settled on a quarterly basis. The weighted-average fixed interest rate provided by the agreements is 4.22 percent.

In December 2007, the Company entered into two additional interest rate swaps (the 2007 Swap) under which it exchanged floating-rate interest payments for fixed-rate interest payments on a notional amount of debt totaling $100.0 million. The agreements provide for swap payments over a twenty-four month period beginning in December 2007 and are settled on a quarterly basis. The weighted-average fixed interest rate provided by the agreements is 4.04 percent.

The Company accounts for its interest rate swap agreements under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and has determined that the above mentioned swap agreements qualify as effective hedges. Accordingly, the fair values of the 2005 Swap and the 2007 Swap at December 31, 2007 of $0.2 million and ($0.5) million, respectively, have been reported in Prepaid expenses and other current assets and in Other accrued expenses and current liabilities, respectively, with an offset, net of an income tax effect, included in Accumulated other comprehensive income in the accompanying condensed consolidated balance sheet. The decreases in fair value of $0.5 million and $0.8 million for the three and six months ended December 31, 2007, respectively, which are net of income tax effects of $0.3 million and $0.5 million, respectively, are reported as Other comprehensive loss in the accompanying consolidated statements of comprehensive income . The fair value of the swaps will be recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred.

Acquired Note Payable

The Company assumed obligations under a note payable agreement in connection with its acquisition of WGI in June 2007. The outstanding balance of $4.1 million was paid in full on July 3, 2007.

Other

In connection with its investment in eVenture Technologies, LLC, a joint venture between the Company and ActioNet, Inc., the Company entered into a $1.5 million revolving credit facility (the JV Facility). The JV Facility is a four-year, guaranteed facility that permits continuously renewable borrowings of up to $1.5 million with an expiration date of the earliest of September 14, 2011, the date of any restatement, refinancing, or replacement of the 2004 Credit Facility without the lender acting as the sole and exclusive administrative agent, or termination of the 2004 Credit Facility. Borrowings under the JV Facility bear interest at the lender’s prime rate plus 1.0 percent. The Company pays a fee of 0.25% on the unused portion of the JV Facility. As of December 31, 2007 the Company had $0.4 million outstanding under the JV Facility and the effective interest rate was 8.26 percent.

Long-term debt as of December 31, 2007 also includes $0.7 million due under a mortgage note payable agreement. The Company assumed obligations of the mortgage as part of its acquisition of MTL Systems, Inc. in January 2004. Outstanding balances under the mortgage note payable bear interest at 5.88 percent and are secured by an interest in real property located in Dayton, Ohio.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The aggregate maturities of long-term debt at December 31, 2007 are as follows (in thousands):

Twelve months ending December 31,
2008	$12,937
2009	3,550
2010	3,553
2011	326,832
2012	60
Thereafter	300,403

Total long-term debt	$647,335

8.	Commitments and Contingencies

General Legal Matters

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Iraq Matters

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

Potential Recovery of Defense Costs

The Company is currently in discussions with its insurance carrier to negotiate a settlement for the defense costs it has incurred to date as well as future defense costs of defending civil lawsuits and related matters arising from professional services provided by the Company in Iraq (the Iraq-Related Matters) and for any liability that may arise from such litigation. While the insurance company previously filed a lawsuit against the Company seeking a declaration that its policies provided no coverage for the Iraq-Related Matters, that lawsuit was voluntarily dismissed in November 2004 and, since that time, the parties’ respective causes of action have been placed on hold pursuant to a written agreement between the parties. The Company’s defense costs to date for the Iraq-Related Matters are in excess of $5.0 million.

Subcontract Purchase Commitment

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available. Based upon that expectation, unit costs incurred to date have been recognized as direct costs at such lowest unit cost in the accompanying condensed consolidated statements of operations. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be $1.3 million, which has not been recorded in the Company’s condensed consolidated financial statements as of December 31, 2007.

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). In the opinion of management, audit adjustments that may result from audits not yet completed are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including those of the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled. As with many government contractors, the government has from time to time recommended changes in methodology for allocating certain of the Company’s costs. The Company is currently engaged in discussions with the DCAA regarding compliance with two particular sections of the Cost Accounting Standards (CAS) used by federal government contractors.

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

In the second matter, the DCAA has questioned the Company’s treatment of certain allowances paid to certain overseas employees. The DCAA’s position is that under CAS 418, Allocation of Direct and Indirect Costs, the Company has charged these direct expenses to the incorrect cost base. In the absence of specific Federal Acquisition Regulation guidance regarding treatment of these specific costs, and consistent with industry practice, the Company believes it has properly complied with the requirements of CAS 418, but has accrued its best estimate of the potential outcome within its estimated range of zero to $2.5 million.

In addition, in April 2007, DCAA conducted a contract review and questioned certain costs on a contract in which the Company is a subcontractor. The Company believes that all costs allocated to this contract were appropriately allocated, but has accrued its best estimate of the potential outcome within its estimated range of zero to $3.4 million.

9.	Stock Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Stock-based compensation included in indirect costs and selling expenses:
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	$2,892	$1,603	$6,209	$4,663
Restricted stock and restricted stock unit (RSU) expense	1,413	1,233	3,803	2,606

Total stock-based compensation expense	$4,305	$2,836	$10,012	$7,269

Income tax benefit recognized for stock-based compensation expense	$1,686	$944	$3,855	$2,617

On an annual basis, the Company issues SSARs to its key employees and non-qualified stock options to its directors under its 2006 Stock Incentive Plan (the 2006 Plan) and previously issued non-qualified stock options to both employees and directors. The Company also issues shares of restricted stock on an annual basis to its key employees under the 2006 Plan. The 2006 Plan was approved by the Company’s stockholders in November 2006. Previous grants of stock options and shares of restricted stock (RSUs through December 31, 2005) were made under the Company’s 1996 Stock Incentive Plan (the 1996 Plan). During all periods presented, the exercise price of all SSAR and non-qualified stock option grants and the value of all shares of restricted stock grants were set at the closing price of a share of the Company’s common stock on the date of grant, as reported by the New York Stock Exchange. Annual grants under the 2006 Plan (and previous grants under the 1996 Plan) are generally made during the first quarter of the Company’s fiscal year. The Company also issues equity instruments in the form of RSUs under its Management Stock Purchase Plan (MSPP) and Director Stock Purchase Plan (DSPP) (see Note 10).

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Activity related to SSARs/non-qualified stock options and RSUs/restricted shares during the six months ended December 31, 2007 is as follows:

	SSARs/ Non-qualified stock options	RSUs/ restricted shares
Outstanding, June 30, 2007	2,702,393	226,565
Granted	799,700	140,790
Exercised/Issued	(55,141)	(4,365)
Forfeited/Lapsed	(48,092)	(11,099)

Outstanding, December 31, 2007	3,398,860	351,891

Weighted average exercise price of grants	$48.80

Weighted average grant date fair value for RSUs/restricted shares		$48.69

Under the terms of the SSAR/stock option and RSU/restricted stock agreements, grantees retiring at or after age 65 will vest in 100 percent of their awards. The Company recognizes the expense associated with SSARs, stock options, restricted stock and RSUs granted to employees who have reached age 65 in full at the time of grant. The Company recognizes the expense associated with SSARs, stock options, restricted stock and RSUs granted to employees nearing retirement age ratably over the period from the date of grant to the date the grantee is eligible for retirement. This treatment is referred to as the non-substantive vesting method and is applied even if the employee has remained or plans to remain an employee of the Company beyond the eligible retirement age. During the six months ended December 31, 2007 and 2006, the Company recognized $1.3 million and $1.1 million, respectively, of stock compensation expense for awards made to employees aged 65 or older at the date of grant.

As of December 31, 2007, there was $32.4 million of total unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted average period of 3.4 years, and $9.1 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 1.9 years.

10.	Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP, and DSPP in November 2002, and implemented these plans beginning July 1, 2003. The MSPP was subsequently amended in November 2006 and the ESPP was subsequently amended in November 2007. These plans provide employees, management, and directors with an opportunity to acquire or increase ownership interest in the Company through the purchase of shares of the Company’s common stock, subject to certain terms and conditions. There are 750,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of each quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory under SFAS No. 123R Share Based Payment. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP for the three or six month periods ended December 31, 2007 and 2006. As of December 31, 2007, participants have purchased 513,595 shares under the ESPP at a weighted-average price per share of $45.59. Of these shares, 19,221 were purchased during the three months ended December 31, 2007, at a weighted-average price per share of $47.11.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100 percent of their annual bonus. Beginning with the fiscal year ending June 30, 2008, RSUs awarded in lieu of bonuses earned will be granted at 85 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange. For bonuses earned during the fiscal years ended June 30, 2006 and 2007, RSUs were granted at 95 percent of the closing price of a share of the Company’s common stock on the date of grant. For bonuses earned during the fiscal years ended June 30, 2003, 2004 and 2005, RSUs were granted at 85 percent of the price of a share of Company common stock on the date of grant. RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 50 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock.

Activity related to the MSPP and the DSPP during the six months ended December 31, 2007 is as follows:

	MSPP	DSPP
RSUs outstanding, June 30, 2007	23,876	2,158
Granted	9,602	138
Issued	(220)	(85)
Forfeited	(445)	(1,219)

RSUs outstanding, December 31, 2007	32,813	992

Weighted average grant date fair value as adjusted for the applicable discount	$48.54

Weighted average grant date fair value		$45.33

11.	Earnings Per Share

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of SSARs/stock options and RSUs/restricted shares calculated using the treasury stock method. The chart below shows the calculation of basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
(amounts in thousands, except per share amounts)	2007	2006	2007	2006
Net income	$19,190	$20,463	$37,482	$39,266

Weighted average number of basic shares outstanding during the period	30,033	30,696	30,013	30,662
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	547	744	536	716

Weighted average number of diluted shares outstanding during the period	30,580	31,440	30,549	31,378

Basic earnings per share	$0.64	$0.67	$1.25	$1.28

Diluted earnings per share	$0.63	$0.65	$1.23	$1.25

Shares outstanding during the three and six months ended December 31, 2007, reflect the May 2007 repurchase of one million shares of CACI’s common stock upon closing of the sale of the Notes (see Note 7).

12.	Income Taxes

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

It is the Company’s accounting policy to record any interest or penalties incurred in connection with income taxes as part of income tax expense for financial reporting purposes. Amounts accrued for interest and penalties are not material.

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. The Internal Revenue Service has examined the Company’s consolidated federal income tax returns through the year ended June 30, 2004. The Company is currently under income tax examination by four state jurisdictions for years ended June 30, 2004 through June 30, 2006. The Company does not expect the resolution of these state audits to have a material impact on its results of operations, financial condition or cash flows.

13.	Business Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. The Company’s domestic operations offer services from all of the Company’s service offerings. Its customers are primarily U.S. federal agencies; however, the Company also serves customers in the commercial and state and local sectors and, from time to time, serves a number of agencies of foreign customers. International operations offer services to both commercial and non-U.S. government customers primarily through the Company’s United Kingdom based data information and knowledge management and business systems solutions lines of business. The Company evaluates the performance of its operating segments based on net income. Summarized financial information concerning the Company’s reportable segments is as follows (in thousands):

	Domestic	International	Total
Three Months Ended December 31, 2007
Revenue from external customers	$554,863	$22,921	$577,784
Net income	17,688	1,502	19,190
Three Months Ended December 31, 2006
Revenue from external customers	$457,855	$19,054	$476,909
Net income	19,561	902	20,463
Six Months Ended December 31, 2007
Revenue from external customers	$1,085,541	$45,823	$1,131,364
Net income	34,516	2,966	37,482
Six Months Ended December 31, 2006
Revenue from external customers	$907,425	$37,107	$944,532
Net income	37,446	1,820	39,266

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: the ability to successfully integrate the recent acquisitions of Dragon Development Corporation (DDC) and Athena Innovative Solutions, Inc. (AIS); the accretiveness of the DDC and AIS transactions to our earnings; regional and national economic conditions in the United States and the United Kingdom, including conditions that result from terrorist activities or war; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism or rebuilding Iraq; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest etc.) and termination risks; the results of government investigations into allegations of improper actions related to the provision of services in support of U.S. military operations in Iraq; the results of government audits and reviews conducted by the Defense Contract Audit Agency or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; and (iv) expensing of stock options; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our Securities and Exchange Commission filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We are a leading provider of professional services and information technology solutions to the U.S. government. We derived 94.6% and 94.4% of our revenue during the six months ended December 31, 2007 and 2006, respectively, from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments and commercial customers. Our major service offerings are as follows:

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

•

Logistics and material readiness – We offer a full suite of solutions and service offerings that plan for, implement and control the efficient and effective flow and storage of goods, services and related information from point of origin to point of consumption in support of U.S. government agencies focused on national security. We develop and manage logistics information systems, specialized simulation and modeling toolsets, and provide logistics engineering services. Our operational capabilities span the supply chain, including advance logistics planning; demand forecasting, total asset visibility and management (including in-transit visibility of material through the use of Radio Frequency Identification technology) and life cycle support for weapons systems. Our logistics services are a critical enabler in support of defense readiness and combat sustainability objectives.

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

•

Information assurance, information operations and cyber security services – Our solutions and services support the full lifecycle of preparing for, protecting against, detecting, reacting to and actively responding to the full range of cyber threats. We achieve this through comprehensive and consistently managed risk-based, cost-effective controls and measures to protect information operated by the U.S. government. We proactively support the operational use and availability/reliability of information.

•

Integrated security and intelligence solutions – The United States, our partners and allies around the world face state, non-state and transnational adversaries that do not recognize political boundaries; are not bound by international law; and will seek, through asymmetric and irregular means, ways to strike at seams in our national security. We assist clients in developing integrated solutions that close gaps between security, intelligence, and law enforcement in order to address complex threats to our national security.

•

Program management and system engineering and technical assistance (SETA) services – We support U.S. government Program Executive Offices and Program Management Offices via subject matter experts and comprehensive technical management processes that optimize program resources. This includes translating operational requirements into configured systems, integrating technical inputs, characterizing and managing risk, transitioning technology into program efforts, and verifying that designs meet operational needs, through the application of internationally recognized and accepted standards. Additionally, we provide SETA services that include contract and acquisition management, operations support, architecture and system engineering services, project and portfolio management, strategy and policy support, and complex trade analyses.

Results of Operations for the Three Months Ended December 31, 2007 and 2006

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended December 31, 2007 and 2006, respectively:

	Three Months Ended December 31,				Change
(amounts in thousands)	2007		2006		$	%
Department of Defense	$430,352	74.5%	$343,000	71.9%	$87,352	25.5%
Federal civilian agencies	117,008	20.2	106,553	22.4	10,455	9.8
Commercial and other	25,285	4.4	22,094	4.6	3,191	14.4
State and local governments	5,139	0.9	5,262	1.1	(123)	(2.3)

Total	$577,784	100.0%	$476,909	100.0%	$100,875	21.2%

For the three months ended December 31, 2007, total revenue increased by 21.2%, or $100.9 million, over the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD and federal civilian agency customers and was generated from organic growth, and from acquisitions completed during the fourth quarter of our fiscal year ended June 30, 2007 and during the quarter ended December 31, 2007. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the three months ended December 31, 2007 is as follows (in thousands):

The Wexford Group International, Inc. (WGI)	$23,962
Institute for Quality Management, Inc (IQM)	3,218
Athena Innovative Solutions, Inc. (AIS)	16,803
Dragon Development Corporation (DDC)	4,820
Other	1,075

Total	$49,878

Revenue from existing operations increased by 10.7% or $51.0 million, for the three months ended December 31, 2007. This organic growth was driven by both an increase in our direct labor and an increase in other direct costs (ODCs). ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 25.5%, or $87.4 million, for the three months ended December 31, 2007, as compared to the same period a year ago. The acquisitions we completed in our fiscal year ended June 30, 2007 and in the quarter ended December 31, 2007, generated $39.8 million of DoD revenue, while revenue from existing operations increased by $47.6 million. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the commands in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 9.8%, or $10.5 million, for the three months ended December 31, 2007, as compared to the same period a year ago. Of this increase, $9.0 million was attributable to our acquisitions while revenue from existing operations increased $1.5 million. Approximately 14.7% of the federal civilian agency revenue for the quarter was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $17.1 million and $15.8 million for the three months ended December 31, 2007 and 2006, respectively. This increase in revenue earned from DoJ was generated primarily from services provided to support DoJ efforts involving litigation resulting from Hurricane Katrina. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial revenue increased 14.4%, or $3.2 million, during the three months ended December 31, 2007, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 90.7%, or $22.9 million, of total commercial revenue, while domestic operations accounted for 9.3%, or $2.4 million. The entire growth in commercial revenue came from operations within the United Kingdom (UK). The increase in the UK was attributable to an acquisition completed in July 2007, organic growth, and favorable exchange rates.

Revenue from state and local governments decreased by 2.3%, or $0.1 million, for the three months ended December 31, 2007, as compared to the same period a year ago. Revenue from state and local governments represented 0.9% and 1.1% of our total revenue for the three months ended December 31, 2007 and 2006, respectively. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended December 31, 2007 and 2006, respectively.

	Dollar Amount		Percentage of Revenue		Increase (Decrease)
	Three Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands)	2007	2006	2007	2006	$	%
Revenue	$577,784	$476,909	100.0%	100.0%	$100,875	21.2%

Costs of revenue
Direct costs	386,427	311,464	66.9	65.3	74,963	24.1
Indirect costs and selling expenses	140,735	119,426	24.4	25.0	21,309	17.8
Depreciation and amortization	12,309	9,054	2.1	1.9	3,255	36.0

Total costs of revenue	539,471	439,944	93.4	92.2	99,527	22.6

Income from operations	38,313	36,965	6.6	7.8	1,348	3.6
Interest expense and other, net	6,738	5,362	1.2	1.2	1,376	25.7

Income before income taxes	31,575	31,603	5.4	6.6	(28)	(0.1)
Income taxes	12,385	11,140	2.1	2.3	1,245	11.2

Net income	$19,190	$20,463	3.3%	4.3%	$(1,273)	(6.2)%

Income from operations for the three months ended December 31, 2007 was $38.3 million. This is an increase of $1.3 million, or 3.6%, from income from operations of $37.0 million for the three months ended December 31, 2006. Our operating margin was 6.6% compared with 7.8% during the same period a year ago. This decline in operating margin was primarily due to a shift in the timing of contract award fees and to continuing higher subcontractor costs.

As a percentage of revenue, direct costs were 66.9% and 65.3% for the three months ended December 31, 2007 and 2006, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $159.7 million and $131.7 million for the three months ended December 31, 2007 and 2006, respectively. This increase in direct labor was attributable to both organic growth and acquisitions completed during our year ended June 30, 2007 and the three months ended December 31, 2007. ODCs were $226.7 million and $179.8 million during the three months ended December 31, 2007 and 2006, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR integration services within our Strategic Services Sources (S3) contract along with the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 24.4% and 25.0% for the three months ended December 31, 2007 and 2006, respectively. The fluctuation experienced during these periods is primarily the result of integrating acquired businesses, controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect cost and selling expenses. A component of indirect costs and selling expenses is stock compensation expense. Total stock compensation expense was $4.3 million and $2.8 million for the three months ended December 31, 2007 and 2006, respectively, and increased as a result of a higher level of grants in 2007 relative to the same period a year ago.

Depreciation and amortization expense was $12.3 million and $9.1 million for the three months ended December 31, 2007 and 2006, respectively. This increase of $3.2 million, or 36.0%, is primarily the result of amortization expense attributable to intangibles acquired in the aforementioned acquisitions.

Interest expense and other, net increased $1.4 million, or 25.7%, during the three months ended December 31, 2007 as compared to the same period a year ago. The increase was primarily due to the interest on $300.0 million of 2.125% convertible senior subordinated notes (the Notes) issued in May 2007. We had total outstanding borrowings of $647.3 million at December 31, 2007. We are required to repay a minimum of $0.9 million quarterly under the terms of the 2004 Credit Facility.

The effective tax rate was 39.2% and 35.2% during the three months ended December 31, 2007 and 2006, respectively. The lower tax rate reported in the second quarter of FY2007 was partially attributable to the December 2006 retroactive extension to January 1, 2006 of research and development credits available under IRC Section 174. Research and development credits related to the period January 1, 2006 through June 30, 2006 were reflected in our results of operations during the three month period ended December 31, 2006, the period in which the retroactive extension was enacted. The effective tax rate for the three months ended December 31, 2006 was also impacted by a revision which increased our effective state rate and by deductions attributable to corporate owned life insurance policies that were not previously recorded.

Results of Operations for the Six Months Ended December 31, 2007 and 2006

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the six months ended December 31, 2007 and 2006, respectively:

	Six Months Ended December 31,				Change
(amounts in thousands)	2007		2006		$	%
Department of Defense	$836,149	73.9%	$677,101	71.7%	$159,048	23.5%
Federal civilian agencies	234,307	20.7	214,398	22.7	19,909	9.3
Commercial and other	51,188	4.5	43,099	4.5	8,089	18.8
State and local governments	9,720	0.9	9,934	1.1	(214)	(2.2)

Total	$1,131,364	100.0%	$944,532	100.0%	$186,832	19.8%

For the six months ended December 31, 2007, total revenue increased by 19.8%, or $186.8 million, over the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD and federal civilian agency customers and was generated from organic growth, and from acquisitions completed during the fourth quarter of our fiscal year ended June 30, 2007 and during the quarter ended December 31, 2007. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the six months ended December 31, 2007 is as follows (in thousands):

WGI	$46,398
IQM	7,165
AIS	16,803
DDC	4,820
Other	1,996

Total	$77,182

Revenue from existing operations increased by 11.6% or $109.7 million, for the six months ended December 31, 2007. This organic growth was driven by both an increase in our direct labor and a significant increase in ODCs. ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 23.5%, or $159.0 million, for the six months ended December 31, 2007, as compared to the same period a year ago. The acquisitions we completed in our fiscal year ended June 30, 2007 and in the quarter ended December 31, 2007, generated $64.0 million of DoD revenue, while revenue from existing operations increased by $95.0 million. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the commands in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 9.3%, or $19.9 million, for the six months ended December 31, 2007, as compared to the same period a year ago. Of this increase, $11.1 million was attributable to our acquisitions while revenue from existing operations increased $8.8 million. Approximately 15.1% of the federal civilian agency revenue for the year was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $35.4 million and $32.6 million for the six months ended December 31, 2007 and 2006, respectively. This increase in revenue earned from DoJ was generated primarily from services provided to support DoJ efforts involving litigation resulting from Hurricane Katrina. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial revenue increased 18.8%, or $8.1 million, during the six months ended December 31, 2007, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 89.5%, or $45.8 million, of total commercial revenue, while domestic operations accounted for 10.5%, or $5.4 million. The entire growth in commercial revenue came from operations within the UK. The increase in the UK was attributable to an acquisition completed in July 2007, organic growth, and favorable exchange rates.

Revenue from state and local governments decreased by 2.2%, or $0.2 million, for the six months ended December 31, 2007, as compared to the same period a year ago. Revenue from state and local governments represented 0.9% and 1.1% of our total revenue for the six months ended December 31, 2007 and 2006, respectively. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the six months ended December 31, 2007 and 2006, respectively.

	Dollar Amount		Percentage of Revenue		Increase (Decrease)
	Six Months Ended December 31,		Six Months Ended December 31,
(dollars in thousands)	2007	2006	2007	2006	$	%
Revenue	$1,131,364	$944,532	100.0%	100.0%	$186,832	19.8%

Costs of revenue
Direct costs	758,825	612,191	67.1	64.8	146,634	24.0
Indirect costs and selling expenses	276,492	239,281	24.4	25.3	37,211	15.6
Depreciation and amortization	23,055	19,560	2.0	2.1	3,495	17.9

Total costs of revenue	1,058,372	871,032	93.5	92.2	187,340	21.5

Income from operations	72,992	73,500	6.5	7.8	(508)	(0.7)
Interest expense and other, net	11,890	11,571	1.1	1.2	319	2.8

Income before income taxes	61,102	61,929	5.4	6.6	(827)	(1.3)
Income taxes	23,620	22,663	2.1	2.4	957	4.2

Net income	$37,482	$39,266	3.3%	4.2%	$(1,784)	(4.5)%

Income from operations for the six months ended December 31, 2007 was $73.0 million. This is a decrease of $0.5 million, or 0.7%, from income from operations of $73.5 million for the six months ended December 31, 2006. Our operating margin was 6.5% compared with 7.8% during the same period a year ago. This decline in income from operations as a percentage of revenue was due to several factors. One factor is the disproportionate growth in ODCs, attributable in part, to the movement to larger consolidating contracts which have significant subcontractor content. These larger contracts provide both top and bottom line growth, but often with lower margins. A second factor relates to recompetes. We are still experiencing the impact of two major higher-margin recompetes which we lost during the second quarter of FY2007.

As a percentage of revenue, direct costs were 67.1% and 64.8% for the six months ended December 31, 2007 and 2006, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $307.8 million and $266.6 million for the six months ended December 31, 2007 and 2006, respectively. This increase in direct labor was attributable to both organic growth and acquisitions completed during our year ended June 30, 2007 and the three months ended December 31, 2007. ODCs were $451.0 million and $345.6 million during the six months ended December 31, 2007 and 2006, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR integration services within our Strategic Services Sources (S3) contract along with the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 24.4% and 25.3% for the six months ended December 31, 2007 and 2006, respectively. The fluctuation experienced during these periods is primarily the result of integrating acquired businesses, controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect cost and selling expenses. A component of indirect costs and selling expenses is stock compensation expense. Total stock compensation expense was $10.0 million and $7.3 million for the six months ended December 31, 2007 and 2006, respectively, and increased as a result of a higher level of grants in 2007 relative to the same period a year ago.

Depreciation and amortization expense was $23.1 million and $19.6 million for the six months ended December 31, 2007 and 2006, respectively. This increase of $3.5 million, or 17.9%, is primarily the result of amortization expense attributable to intangibles acquired in the aforementioned acquisitions.

Interest expense and other, net increased $0.3 million, or 2.8%, during the six months ended December 31, 2007 as compared to the same period a year ago. The increase was primarily due to the interest on $300.0 million of 2.125% convertible senior subordinated notes (the Notes) issued in May 2007. This interest expense was partially offset by interest income generated from cash on hand through October 31, 2007. We had total outstanding borrowings of $647.3 million at December 31, 2007. We are required to repay a minimum of $0.9 million quarterly under the terms of the 2004 Credit Facility.

The effective tax rate was 38.7% and 36.6% during the six months ended December 31, 2007 and 2006. The lower tax rate reported in the first six months of FY2007 was partially attributable to the December 2006 retroactive extension to January 1, 2006 of research and development credits available under IRC Section 174. Research and development credits related to the period January 1, 2006 through June 30, 2006 were reflected in our results of operations during the six month period ended December 31, 2006, the period in which the retroactive extension was enacted. The effective tax rate for the six months ended December 31, 2006 was also impacted by a revision which increased our effective state rate and by deductions attributable to corporate owned life insurance policies that were not previously recorded.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $15.8 million and $70.4 million for the six months ended December 31, 2007 and 2006, respectively.

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

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97% of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. We are required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of December 31, 2007, none of the conditions permitting conversion of the Notes had been satisfied.

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

The contingently issuable shares are not included in our diluted share count for the three or six month periods ended December 31, 2007, because our average stock price during those periods was below the conversion price. Debt issuance costs of approximately $7.5 million are being amortized to interest expense over seven years. Upon closing of the sale of the Notes, approximately $45 million of the net proceeds was used to concurrently repurchase one million shares of our common stock.

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

For income tax reporting purposes, the Notes and the Call Options are integrated. This created an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options is being accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $32.8 million to be realized for income tax reporting purposes over the term of the Notes was recorded as an increase in additional paid-in-capital and a long-term deferred tax asset.

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

We also maintain a $550.0 million credit facility (the 2004 Credit Facility), which includes a $200.0 million revolving credit facility (the Revolving Facility) and a $350.0 million institutional term loan (the Term Loan). The initial borrowings under the 2004 Credit Facility were $422.6 million, of which $336.9 million was outstanding under the Term Loan at December 31, 2007. On May 10, 2007, in connection with the issuance of the Notes, the 2004 Credit Facility was amended in order to, among other things, permit the issuance of the Notes and address certain related matters.

The Revolving Facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200.0 million, with annual sub-limits on amounts borrowed for acquisitions. The Revolving Facility contains an accordion feature under which the facility may be expanded to $300.0 million with applicable lender approvals. The Revolving Facility permits one, two, three and six month interest rate options. We pay a fee on the unused portion of this facility. As of December 31, 2007, $9.4 million was outstanding under the Revolving Facility.

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

We also have amounts due under a mortgage note payable and we maintain a line of credit facility in the U.K. The total amount of reported principal due under the mortgage note payable was $0.7 million at December 31, 2007. The total amount available under the line-of-credit facility in the U.K., which is scheduled to expire in December 2008, is approximately $1.0 million. As of December 31, 2007, we had no borrowings under this facility.

Cash and cash equivalents were $11.7 million and $285.7 million at December 31, 2007 and June 30, 2007, respectively. Our operating cash flow was $15.8 million for the six months ended December 31, 2007 as compared to $70.4 million in the same period a year ago. This decrease in operating cash flows during the first six months of FY2008 is primarily due to government payment office slowdowns, some of which were weather-related, during the month of December 2007. Days-sales-outstanding were 74 at December 31, 2007, two days more than the same period a year ago.

We used cash in investing activities of $300.7 million and $5.2 million for the six months ended December 31, 2007 and 2006, respectively. This increase of $295.5 million was primarily the result of our acquisitions of AIS and DDC which were completed during the three months ended December 31, 2007. In addition, the acquisition of WGI, which was completed on June 29, 2007, was partially funded in July 2007 and the acquisition of Arete Software Limited in the UK was completed in the first quarter of FY2008. The remaining cash used in both periods was primarily for the purchase of office and computer related equipment in support of normal business requirements.

Cash provided by financing activities was $11.0 million in the six months ended December 31, 2007 and cash used in financing activities was $21.1 million in the six months ended December 31, 2006. This $32.1 million change was primarily attributable to the borrowing of $25.0 million under the Revolving Facility during the fiscal year ended June 30, 2006, which was repaid during the six months ended December 31, 2006. In addition, during the six months ended December 31, 2007, we borrowed $9.8 million under our lines of credit.

Cash flows from financing activities continued to benefit from proceeds received from the exercise of stock options, and purchases of stock under our Employee Stock Purchase Plan. Proceeds from these activities totaled $4.3 million and $7.4 million during the six months ended December 31, 2007 and 2006, respectively. These amounts were offset by cash used to purchase stock to fulfill obligations under our Employee Stock Purchase Plan. Cash used to acquire stock was $0.9 million and $2.7 million during the six months ended December 31, 2007 and 2006, respectively.

We believe that the combination of internally generated funds, available bank borrowings and cash on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. We are continuously analyzing our capital structure to ensure we have sufficient capital to fund any future acquisitions. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under our 2004 Credit Facility and the Notes will depend on our future financial performance which will be affected by many factors outside of our control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives. A 1.0% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $0.6 million and $1.2 million for the three and six months ended December 31, 2007, respectively.

Approximately 4.1% and 3.9% of our total revenue in the six months ended December 31, 2007 and 2006, respectively, were derived from our international operations in the United Kingdom. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2007, we held pounds sterling in the United Kingdom equivalent to approximately $11.7 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2007.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Saleh, et al. v. Titan Corp., et al, Case No. 05 CV 1165 (D.D.C.)

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of California against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V., and former CACI employee Stephen A. Stefanowicz, among other defendants, seeking a permanent injunction, declaratory relief, compensatory and punitive damages, treble damages and attorney’s fees arising out of defendants’ alleged acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, the Court held a scheduling conference on December 6, 2007 at which the Court denied plaintiffs’ motion to have the action proceed as a class action. On December 17, 2007, the Court certified its November 6, 2007 Memorandum Order denying CACI’s motion for summary judgment for interlocutory appeal. On January 2, 2008, CACI filed a petition with the United States Court of Appeals for the District of Columbia Circuit asking for acceptance of an interlocutory appeal of the Court’s November 6, 2007 Memorandum Order. On January 14, 2008, plaintiffs filed an opposition to CACI’s petition. Also, on January 4, 2008, CACI filed a Notice of Appeal to the United States Court of Appeals for the District of Columbia Circuit from the Court’s November 6, 2007 Memorandum Order.

On December 17, 2007, the plaintiffs filed a fourth amended complaint. On January 4, 2008, CACI filed a motion to dismiss the fourth amended complaint and on February 1, 2008, plaintiffs filed a memorandum in opposition to that motion.

On December 21, 2007, the Court granted Titan’s motion for entry of a final judgment of the November 6, 2007 Memorandum Order as to Titan, and on January 17, 2008 plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the District of Columbia Circuit from that final judgment in favor of Titan.

On January 8, 2008 the Court cancelled a conference regarding discovery pending developments in the United States Court of Appeals for the District of Columbia Circuit.

Ibrahim, et al. v. Titan Corp., et al., Case No. 1:04-CV-01248-JR (D.D.C. 2004)

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V. and Titan Corporation, seeking compensatory and punitive damages for physical injury, emotional distress, and/or wrongful death allegedly suffered as a result of defendants’ wrongful acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, on December 17, 2007, the Court certified its November 6, 2007 Memorandum Order denying CACI’s motion for summary judgment for interlocutory appeal. On January 2, 2008, CACI filed a petition with the United States Court of Appeals for the District of Columbia Circuit asking for acceptance of an interlocutory appeal of the Court’s November 6, 2007 Memorandum Order. On January 14, 2008, plaintiffs filed an opposition to CACI’s petition. Also, on January 4, 2008, CACI filed a Notice of Appeal to the United States Court of Appeals for the District of Columbia Circuit from the Court’s November 6, 2007 Memorandum Order.

On December 21, 2007, the Court granted Titan’s motion for entry of a final judgment of the November 6, 2007 Memorandum Order as to Titan, and on January 17, 2008 plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the District of Columbia Circuit from the November 6, 2007 Memorandum Order.

On December 17, 2007, the plaintiffs filed a third amended complaint. On January 4, 2008, CACI filed a motion to dismiss the third amended complaint. On January 29, 2008, the Court granted plaintiffs’ motion to adjourn the deadline for responding to the motion to dismiss until thirty days after final disposition of the pending appeals.

On January 8, 2008 the Court cancelled a conference regarding discovery pending developments in the United States Court of Appeals for the District of Columbia Circuit

We are vigorously defending the above-described legal proceedings, and, based on our present knowledge of the facts, we believe the lawsuits are completely without merit.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007. There have been no material changes from the risk factors described in that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On November 14, 2007, CACI held its annual stockholders’ meeting. The holders of at least 26,827,264 shares, or 89.42% of the total voting power of the Company, were present at the meeting or represented by proxy, constituting a quorum. The following matters were voted upon at the meeting.

Matter 1: That all of the nominees for the Board of Directors be elected for one year terms. The voting, the result of which was that all nominees were elected for one year terms, was as set forth below:

Nominee	For	Withheld	% For
Dan R. Bannister	26,249,573	577,691	97.85
Paul M. Cofoni	26,246,546	580,718	97.84
Peter A. Derow*	26,196,816	630,448	97.65
Gregory G. Johnson	26,245,190	582,074	97.83
Richard L. Leatherwood	26,220,593	606,671	97.74
J.P. London	26,244,664	582,600	97.83
Michael J. Mancuso	26,246,977	580,287	97.84
Warren R. Phillips	26,195,881	631,383	97.65
Charles P. Revoile	26,036,807	790,457	97.05
H. Hugh Shelton	26,217,954	609,310	97.73

*	Mr. Derow resigned as a member of the Company’s Board of Directors upon the effectiveness of his election.

Matter 2: That the Amended 2002 Employee Stock Purchase Plan be approved to authorize an additional 250,000 shares for issuance. The voting, the result of which was that the Amended 2002 Employee Stock Purchase Plan was approved to authorize an additional 250,000 shares for issuance, was as set forth below:

	For	Against	Abstain	Total
Total Shares Voted	23,595,128	638,984	63,999	24,298,111

Matter 3: That Ernst & Young LLP be ratified as the Company’s Independent Auditors for the current fiscal year. The voting, the result of which was that Ernst & Young LLP was ratified as the Company’s Independent Auditors for the current fiscal year, was as set forth below:

	For	Against	Abstain	Total
Total Shares Voted	26,772,751	23,637	30,873	26,827,261

Item 5. Other Information

None

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 15, 2007		8-K	March 21, 2007	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	Form of Right Certificate		8-K	July 11, 2003	4.1

10.1	Stock Purchase Agreement by and among Athena Holding LLC, Athena Holding Corp., Athena Innovative Solutions, Inc., CACI International Inc and CACI, Inc – FEDERAL, dated September 19, 2007		S-1/A	October 9, 2007	10.27

10.2	Severance Compensation Agreement dated October 1, 2007 between Thomas A. Mutryn and CACI International Inc		S-1/A	October 9, 2007	10.25

10.3	Severance Compensation Agreement dated October 1, 2007 between Randall C. Fuerst and CACI International Inc		S-1/A	October 9, 2007	10.26

31.1	Section 302 Certification Paul M. Cofoni	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Paul M. Cofoni	X

32.2	Section 906 Certification Thomas A. Mutryn	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date:	February 7, 2008	By:	/s/ Paul M. Cofoni
Paul M. Cofoni
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 7, 2008	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	February 7, 2008	By:	/s/ Carol P. Hanna
Carol P. Hanna
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)