Form 10-Q
period 2008-03-31
CACI INTERNATIONAL INC /DE/
filed 2008-05-09
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of May 5, 2008: CACI International Inc Common Stock, $0.10 par value, 30,113,998 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenue	$634,157	$473,055

Costs of revenue:
Direct costs	424,946	307,688
Indirect costs and selling expenses	153,406	121,201
Depreciation and amortization	12,334	9,687

Total costs of revenue	590,686	438,576

Income from operations	43,471	34,479
Interest expense and other, net	6,751	4,934

Income before income taxes	36,720	29,545
Income taxes	14,428	11,103

Net income	$22,292	$18,442

Basic earnings per share	$0.74	$0.60

Diluted earnings per share	$0.73	$0.59

Weighted-average basic shares outstanding	30,076	30,835

Weighted-average diluted shares outstanding	30,587	31,410

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended March 31,
	2008	2007
Revenue	$1,765,521	$1,417,587

Costs of revenue:
Direct costs	1,183,771	919,879
Indirect costs and selling expenses	429,898	360,482
Depreciation and amortization	35,389	29,247

Total costs of revenue	1,649,058	1,309,608

Income from operations	116,463	107,979
Interest expense and other, net	18,641	16,505

Income before income taxes	97,822	91,474
Income taxes	38,048	33,766

Net income	$59,774	$57,708

Basic earnings per share	$1.99	$1.88

Diluted earnings per share	$1.96	$1.84

Weighted-average basic shares outstanding	30,034	30,719

Weighted-average diluted shares outstanding	30,562	31,376

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	March 31, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$52,270	$285,682
Accounts receivable, net	476,221	386,150
Prepaid expenses and other current assets	40,519	37,171

Total current assets	569,010	709,003
Goodwill	1,050,706	848,820
Intangible assets, net	131,547	113,270
Property and equipment, net	25,070	22,695
Accounts receivable, long-term, net	9,542	10,657
Other long-term assets	78,401	87,502

Total assets	$1,864,276	$1,791,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,548	$7,643
Accounts payable	79,656	59,827
Accrued compensation and benefits	115,731	96,978
Other accrued expenses and current liabilities	95,488	130,573

Total current liabilities	294,423	295,021
Long-term debt, net of current portion	633,512	635,772
Other long-term liabilities	49,849	47,307

Total liabilities	977,784	978,100

Commitments and contingencies

Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 38,814 and 38,750 shares issued and outstanding, respectively	3,881	3,875
Additional paid-in capital	363,691	347,207
Retained earnings	580,537	521,234
Accumulated other comprehensive income	5,375	8,605
Treasury stock, at cost (8,731 and 8,772 shares, respectively)	(66,992)	(67,074)

Total shareholders’ equity	886,492	813,847

Total liabilities and shareholders’ equity	$1,864,276	$1,791,947

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,774	$57,708
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	35,389	29,247
Amortization of deferred financing costs	1,845	1,065
Stock-based compensation expense	13,684	9,959
Deferred income tax expense	3,657	1,952
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(61,809)	30,448
Prepaid expenses and other current assets	(1,328)	(4,045)
Accounts payable and other accrued expenses	14,043	(1,730)
Accrued compensation and benefits	11,598	(3,501)
Income taxes payable and receivable	(1,056)	(5,184)
Other liabilities	2,758	4,795

Net cash provided by operating activities	78,555	120,714

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,289)	(5,593)
Cash paid for business acquisitions, net of cash acquired	(303,305)	(4,629)
Other	161	(1,240)

Net cash used in investing activities	(313,433)	(11,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	9,790	—
Principal payments made under bank credit facilities	(16,145)	(27,657)
Proceeds from note receivable	3,891	—
Proceeds from employee stock purchase plans	3,300	4,437
Proceeds from exercise of stock options	1,988	8,261
Repurchases of common stock	(975)	(3,661)
Other	(270)	7,707

Net cash provided by (used in) financing activities	1,579	(10,913)

Effect of exchange rate changes on cash and cash equivalents	(113)	740

Net (decrease) increase in cash and cash equivalents	(233,412)	99,079
Cash and cash equivalents, beginning of period	285,682	24,650

Cash and cash equivalents, end of period	$52,270	$123,729

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$31,029	$29,398

Cash paid during the period for interest	$18,353	$15,957

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net income	$22,292	$18,442	$59,774	$57,708
Change in foreign currency translation adjustment	146	273	(610)	3,269
Change in fair value of interest rate swap agreements, net	(1,847)	(194)	(2,620)	(841)

Comprehensive income	$20,591	$18,521	$56,544	$60,136

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2007. The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. The fair value option generally may be applied instrument by instrument, is irrevocable, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its results of operations or financial position.

In August 2007, the FASB published its proposed Staff Position No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-a). The proposed standard, if adopted, would require the Company to recognize interest expense on its $300.0 million of 2.125% convertible senior subordinated notes that mature on May 1, 2014 (the Notes) issued May 16, 2007 (see Note 7) using an interest rate in effect for comparable debt instruments that do not contain conversion features. The interest rate to be used under the proposed standard would be higher than the rate which is currently used, which is equal to the coupon rate of 2.125%. If adopted in its current form, FSP 14-a would be effective for the Company beginning July 1, 2009, and would require retrospective application to the date the Notes were issued. Based on the provisions of the current proposal, the Company estimates that annual interest expense would initially increase, and annual diluted earnings per share would initially decrease, by approximately $10.5 million and $0.21 per share, respectively. The proposed standard should have no effect on the Company’s cash flow.

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

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157. The FSP amends SFAS No. 157 to delay the effective date for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (SFAS No. 161), which requires expanded disclosures about derivative and hedging activities. This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008, with earlier adoption encouraged. The Company has not yet evaluated the impact, if any, that SFAS No. 161 will have on its disclosures.

3.	Acquisitions

On October 31, 2007, the Company acquired all of the outstanding shares of Athena Holding Corp., a holding company which owned 100% of the outstanding shares of Athena Innovative Solutions, Inc. (AIS), headquartered in Arlington, Virginia. AIS and its wholly owned subsidiaries provide specialized professional services and solutions to United States intelligence organizations. AIS contributed revenue of $45.4 million for the period October 31, 2007 to March 31, 2008.

On November 1, 2007, the Company acquired all of the outstanding shares of Dragon Development Corporation (DDC), headquartered in Columbia, Maryland. DDC provides professional, technical, and engineering services to United States intelligence organizations. DDC contributed revenue of $13.2 million for the period November 1, 2007 to March 31, 2008.

The combined purchase consideration to acquire AIS and DDC was approximately $241 million, of which $13.3 million was originally deposited into escrow accounts (the Indemnification Escrow Accounts) pending final determination of the net worth of the assets acquired and to secure the sellers’ indemnification obligations and $2.4 million was deposited into a separate earn-out escrow account (the Earn-out Escrow Account) to be paid to the former DDC shareholders upon receipt of extension of certain contracts or achievement of a specified gross margin, as defined in the purchase agreement and schedules thereto. During the three months ended March 31, 2008, the Company paid $0.7 million to the former DDC shareholders from the Earn-out Escrow Account based upon contract extensions received since the date of acquisition. Funds, if any, to be paid by CACI to the sellers or returned to CACI from the Indemnification Escrow Accounts based on the final net worth of the assets acquired will be paid to the sellers or taken from the Indemnification Escrow Accounts, as applicable, as soon as the final net worth is determined and agreed to by the parties. Remaining funds, if any, in the Indemnification Escrow Accounts will be distributed to the sellers on or around January 31, 2009 with respect to AIS and April 1, 2009 with respect to DDC.

Based on a preliminary analysis, approximately $191.0 million of the combined purchase consideration has been allocated to goodwill, based on a value of net tangible assets of $17.1 million, an estimated combined value of $38.8 million of identifiable intangible assets, consisting primarily of contract backlog and customer relationship value, and the amount of the DDC earn-out earned as of March 31, 2008. The value attributed to the identifiable intangible assets is being amortized on an accelerated basis over periods ranging from one to nine years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following unaudited pro forma combined condensed statement of operations information sets forth the consolidated revenue, net income, and diluted earnings per share of the Company for the three and nine months ended March 31, 2008 and 2007, as if both of the above-mentioned acquisitions had occurred as of the beginning of each period presented. This unaudited pro forma information does not purport to be indicative of the actual results that would have occurred if the acquisitions had actually been completed on the dates indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
(amounts in thousands, except per share amounts)	2008	2007	2008	2007
Revenue	$634,157	$508,548	$1,815,409	$1,510,291
Net income	22,292	18,398	60,008	55,828
Diluted earnings per share	0.73	0.59	1.96	1.78

4.	Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (cost approximates fair value):

	March 31, 2008	June 30, 2007
	(amounts in thousands)
Money market funds	$34,620	$223,771
Cash	17,650	61,911

Total cash and cash equivalents	$52,270	$285,682

Included in the cash balance at June 30, 2007 is $49.0 million of cash paid in July 2007 in connection with the acquisition of The Wexford Group International, Inc. (WGI).

5.	Accounts Receivable

Total accounts receivable, net of allowance for doubtful accounts of approximately $3.5 million at both March 31, 2008 and June 30, 2007, consisted of the following:

	March 31, 2008	June 30, 2007
	(amounts in thousands)
Billed receivables	$377,230	$301,005
Billable receivables at end of period	61,628	44,510
Unbilled pending receipt of contractual documents authorizing billing	37,363	40,635

Total accounts receivable, current	476,221	386,150
Unbilled retainages and fee withholdings expected to be billed beyond the next 12 months	9,542	10,657

Total accounts receivable, net	$485,763	$396,807

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.	Intangible Assets

Intangible assets consisted of the following:

	March 31, 2008	June 30, 2007
	(amounts in thousands)
Customer contracts and related customer relationships	$227,006	$185,923
Covenants not to compete	2,312	1,682
Other	749	746

Intangible assets	230,067	188,351
Less accumulated amortization	(98,520)	(75,081)

Total intangible assets, net	$131,547	$113,270

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all intangible assets as of March 31, 2008 is 8.2 years, and the weighted-average remaining period of amortization is 6.5 years. Expected amortization expense for the remainder of the fiscal year ending June 30, 2008, and for each of the fiscal years thereafter, is as follows (in thousands):

Amount
Year ending June 30, 2008	$8,398
Year ending June 30, 2009	31,860
Year ending June 30, 2010	29,066
Year ending June 30, 2011	24,049
Year ending June 30, 2012	15,170
Thereafter	23,004

Total intangible assets, net	$131,547

7.	Notes Payable and Credit Facilities

The details of notes payable are as follows:

	March 31, 2008	June 30, 2007
	(amounts in thousands)
Bank credit facility – term loans	$336,000	$338,625
Convertible notes payable	300,000	300,000
Acquired note payable	—	4,097
Other	1,060	693

Total long-term debt	637,060	643,415
Less current portion	(3,548)	(7,643)

Long term debt, net of current portion	$633,512	$635,772

Bank Credit Facilities

The Company has a $550.0 million credit facility (the 2004 Credit Facility), consisting of a $200.0 million revolving credit facility (the Revolving Facility) and a $350.0 million institutional term loan (the Term Loan). On May 10, 2007, in connection with the issuance of the Notes, the 2004 Credit Facility was amended in order to, among other things, permit the issuance of the Notes and address certain related matters. The 2004 Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued.

The Revolving Facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200.0 million, with an expiration date of May 3, 2009, and annual sub-limits on amounts borrowed for acquisitions. The Revolving Facility contains an accordion feature under which the facility may be expanded to $300.0 million with applicable lender approvals. The Revolving Facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

the Revolving Facility, based on its leverage ratio, as defined. Any outstanding balances under the Revolving Facility are due in full May 3, 2009. As of March 31, 2008, the Company had no borrowings outstanding under the Revolving Facility and no outstanding letters of credit. Accordingly, $200.0 million was available for borrowing under the Revolving Facility as of that date.

The Term Loan is a seven-year secured facility under which principal payments are due in quarterly installments of $0.9 million at the end of each fiscal quarter through March 2011, and the balance of $325.5 million is due in full on May 3, 2011.

Borrowings under both the Revolving Facility and the Term Loan bear interest at rates based on the London Inter-Bank Offered Rate (LIBOR), or the higher of the prime rate or federal funds rate plus 0.5 percent, as elected by the Company, plus applicable margins based on the leverage ratio as determined quarterly. To date, the Company has elected to apply LIBOR to outstanding borrowings. For the nine months ended March 31, 2008 and 2007, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the 2004 Credit Facility, was 6.22 percent and 6.72 percent, respectively.

The 2004 Credit Facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, and a maximum leverage ratio. Substantially all of the Company’s assets serve as collateral under the 2004 Credit Facility. As of March 31, 2008, the Company was in compliance with all of the financial covenants of the 2004 Credit Facility.

The Company capitalized $8.2 million of debt issuance costs in May 2004 associated with the origination of the 2004 Credit Facility and capitalized an additional $0.5 million of financing costs to amend the 2004 Credit Facility in May 2005 by re-pricing downward the margins that are applied to the interest rate options. Other key terms of the 2004 Credit Facility were not changed with this amendment. All debt financing costs are being amortized from the date incurred to the expiration date of the Term Loan. The unamortized balance of $3.2 million and $4.3 million at March 31, 2008 and June 30, 2007, respectively, is included in Other long-term assets on the accompanying condensed consolidated balance sheets.

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

The Company accounts for its interest rate swap agreements under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and has determined that the above mentioned swap agreements qualify as effective hedges. Accordingly, the fair values of the 2005 Swap and the 2007 Swap at March 31, 2008 are liabilities of $0.3 million and $2.9 million, respectively, and have been reported in Other accrued expenses and current liabilities, with an offset, net of an income tax effect, included in Accumulated other comprehensive income in the accompanying condensed consolidated balance sheet. The decreases in fair value of $1.8 million and $2.6 million for the three and nine months ended March 31, 2008, respectively, which are net of income tax effects of $1.2 million and $1.7 million, respectively, are reported as Other comprehensive loss in the accompanying consolidated statements of comprehensive income. The amounts paid and received on the swaps will be recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred.

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

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97% of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of March 31, 2008, none of the conditions permitting conversion of the Notes had been satisfied.

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

The fair value of the Notes as of March 31, 2008 was $310.7 million based on quoted market values.

The contingently issuable shares are not included in CACI’s diluted share count for the three or nine month periods ended March 31, 2008, because CACI’s average stock price during that period was below the conversion price. Debt issuance costs of approximately $7.7 million are being amortized to interest expense over seven years. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

Other

In connection with its investment in eVenture Technologies, LLC, a joint venture between the Company and ActioNet, Inc., the Company entered into a $1.5 million revolving credit facility (the JV Facility). The JV Facility is a four-year, guaranteed facility that permits continuously renewable borrowings of up to $1.5 million with an expiration date of the earliest of September 14, 2011, the date of any restatement, refinancing, or replacement of the 2004 Credit Facility without the lender acting as the sole and exclusive administrative agent, or termination of the 2004 Credit Facility. Borrowings under the JV Facility bear interest at the lender’s prime rate plus 1.0 percent. The Company pays a fee of 0.25% on the unused portion of the JV Facility. As of March 31, 2008 the Company had $0.4 million outstanding under the JV Facility and the effective interest rate was 7.58 percent.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Long-term debt as of March 31, 2008 also includes $0.7 million due under a mortgage note payable agreement. The Company assumed obligations of the mortgage as part of its acquisition of MTL Systems, Inc. in January 2004. Outstanding balances under the mortgage note payable bear interest at 5.88 percent and are secured by an interest in real property located in Dayton, Ohio.

The aggregate maturities of long-term debt at March 31, 2008 are as follows (in thousands):

Twelve months ending March 31,
2009	$3,548
2010	3,552
2011	3,554
2012	325,957
2013	61
Thereafter	300,388

Total long-term debt	$637,060

8.	Commitments and Contingencies

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

Potential Recovery of Defense Costs

On March 14, 2008, the Company filed a lawsuit against its insurance carrier to seek reimbursement of the defense costs it has incurred to date as well as future defense costs of defending civil lawsuits and related matters arising from professional services provided by the Company in Iraq (the Iraq-Related Matters) and for any liability that may arise from such litigation. While the insurance company previously filed a lawsuit against the Company seeking a declaration that its policies provided no coverage for the Iraq-Related Matters, that lawsuit was voluntarily dismissed in November 2004 and, since that time, the parties’ respective causes of action had been placed on hold pursuant to a written agreement between the parties until the Company filed its lawsuit on March 14, 2008. The Company’s defense costs to date for the Iraq-Related Matters are in excess of $7.0 million.

Subcontract Purchase Commitment

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available. Based upon that expectation, unit costs incurred to date have been recognized as direct costs at such lowest unit cost in the accompanying condensed consolidated statements of operations. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be $2.7 million, which has not been recorded in the Company’s condensed consolidated financial statements as of March 31, 2008.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). The DCAA is currently in the process of auditing the Company’s incurred cost submissions for the years ended June 30, 2003 through June 30, 2006. In the opinion of management, audit adjustments that may result from audits not yet completed are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances.

Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including those of the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled. As with many government contractors, the government has from time to time recommended changes in methodology for allocating certain of the Company’s costs. The Company was recently engaged in discussions with the DCAA regarding compliance with two particular sections of the Cost Accounting Standards (CAS) used by federal government contractors.

In the first matter, the DCAA questioned the Company’s compliance with CAS 410, Allocation of Business Unit General and Administrative Expenses to Final Cost Objectives. Specifically, the DCAA questioned the Company’s allocation of indirect costs as overhead versus general and administrative and the use of total cost input versus value added bases for some of its subsidiaries. Although the Company believes it properly complied with the requirements of CAS 410, it agreed to make certain adjustments effective July 1, 2007. During the three month period ended March 31, 2008, the Company resolved this matter for an amount which did not have a material impact on the Company’s results of operations or financial position.

In the second matter, the DCAA questioned the Company’s treatment of certain allowances paid to certain overseas employees. The DCAA’s position was that under CAS 418, Allocation of Direct and Indirect Costs, the Company charged these direct expenses to the incorrect cost base. In the absence of specific Federal Acquisition Regulation guidance regarding treatment of these specific costs, and consistent with industry practice, the Company believed it properly complied with the requirements of CAS 418. The Company had previously accrued its best estimate of the potential outcome within its estimated range of zero to $2.5 million and during the three month period ended March 31, 2008, the Company resolved this matter with no amount due.

In addition, in April 2007, the DCAA conducted a contract review and questioned certain costs on a contract in which the Company is a subcontractor. The Company believes that all costs allocated to this contract were appropriately allocated, but has accrued its best estimate of the potential outcome within its estimated range of zero to $3.4 million.

9.	Stock Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Stock-based compensation included in indirect costs and selling expenses:
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	$2,501	$1,545	$8,710	$6,208
Restricted stock and restricted stock unit (RSU) expense	1,171	1,145	4,974	3,751

Total stock-based compensation expense	$3,672	$2,690	$13,684	$9,959

Income tax benefit recognized for stock-based compensation expense	$1,467	$1,040	$5,322	$3,657

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

Activity related to SSARs/non-qualified stock options and RSUs/restricted shares during the nine months ended March 31, 2008 is as follows:

	SSARs/ Non-qualified stock options	RSUs/ restricted shares
Outstanding, June 30, 2007	2,702,393	226,565
Granted	799,700	140,790
Exercised/Issued	(55,141)	(12,643)
Forfeited/Lapsed	(64,025)	(12,452)

Outstanding, March 31, 2008	3,382,927	342,260

Weighted average exercise price of grants	$48.80

Weighted average grant date fair value for RSUs/restricted shares		$48.69

Under the terms of the SSAR/stock option and RSU/restricted stock agreements, grantees retiring at or after age 65 will vest in 100 percent of their awards. The Company recognizes the expense associated with SSARs, stock options, restricted stock and RSUs granted to employees who have reached age 65 in full at the time of grant. The Company recognizes the expense associated with SSARs, stock options, restricted stock and RSUs granted to employees nearing retirement age ratably over the period from the date of grant to the date the grantee is eligible for retirement. This treatment is referred to as the non-substantive vesting method and is applied even if the employee has remained or plans to remain an employee of the Company beyond the eligible retirement age. During the nine months ended March 31, 2008 and 2007, the Company recognized $1.3 million and $1.1 million, respectively, of stock compensation expense for awards made to employees aged 65 or older at the date of grant.

As of March 31, 2008, there was $29.3 million of total unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted average period of 3.2 years, and $7.5 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 1.8 years.

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

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of each quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory under SFAS No. 123R Share Based Payment. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP for the three or nine month periods ended March 31, 2008 and 2007. As of March 31, 2008, participants have purchased 535,343 shares under the ESPP at a weighted-average price per share of $45.41. Of these shares, 21,748 were purchased during the three months ended March 31, 2008, at a weighted-average price per share of $42.53.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100 percent of their annual bonus. For the fiscal year ending June 30, 2008, RSUs awarded in lieu of bonuses earned will be granted at 85 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange. For bonuses earned during the fiscal years ended June 30, 2006 and 2007, RSUs were granted at 95 percent of the closing price of a share of the Company’s common stock on the date of grant. RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 50 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock.

Activity related to the MSPP and the DSPP during the nine months ended March 31, 2008 is as follows:

	MSPP	DSPP
RSUs outstanding, June 30, 2007	23,876	2,158
Granted	9,602	138
Issued	(220)	(535)
Forfeited	(485)	(1,761)

RSUs outstanding, March 31, 2008	32,773	—

Weighted average grant date fair value as adjusted for the applicable discount	$48.54

Weighted average grant date fair value		$45.33

11.	Earnings Per Share

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(amounts in thousands, except per share amounts)	2008	2007	2008	2007
Net income	$22,292	$18,442	$59,774	$57,708

Weighted average number of basic shares outstanding during the period	30,076	30,835	30,034	30,719
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	511	575	528	657

Weighted average number of diluted shares outstanding during the period	30,587	31,410	30,562	31,376

Basic earnings per share	$0.74	$0.60	$1.99	$1.88

Diluted earnings per share	$0.73	$0.59	$1.96	$1.84

Shares outstanding during the three and nine months ended March 31, 2008, reflect the May 2007 repurchase of one million shares of CACI’s common stock upon closing of the sale of the Notes (see Note 7).

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. The Internal Revenue Service (IRS) has examined the Company’s consolidated federal income tax returns through the year ended June 30, 2004. The Company is currently under income tax examination by the IRS for the years ended June 30, 2005 and 2006 and earlier years in connection with amended returns and carry back claims filed by the Company, and by four state jurisdictions for years ended June 30, 2004 through June 30, 2006. The Company does not expect the resolution of these audits to have a material impact on its results of operations, financial condition or cash flows.

During the three and nine month periods ended March 31, 2008, the Company’s income tax expense was impacted by non-deductible losses on corporate-owned life insurance policies. This impact was partially offset by a reduction in state tax expense related to a review that resulted in recording additional state deferred tax assets.

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

	Domestic	International	Total
Three Months Ended March 31, 2008
Revenue from external customers	$610,795	$23,362	$634,157
Net income	20,684	1,608	22,292
Three Months Ended March 31, 2007
Revenue from external customers	$451,829	$21,226	$473,055
Net income	17,217	1,225	18,442
Nine Months Ended March 31, 2008
Revenue from external customers	$1,696,336	$69,185	$1,765,521
Net income	55,200	4,574	59,774
Nine Months Ended March 31, 2007
Revenue from external customers	$1,359,254	$58,333	$1,417,587
Net income	54,663	3,045	57,708

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: the accretiveness of the Dragon Development Corporation and Athena Innovative Solutions, Inc. transactions to our earnings; regional and national economic conditions in the United States and the United Kingdom, including conditions that result from terrorist activities or war; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism or rebuilding Iraq; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest etc.) and termination risks; the results of government investigations into allegations of improper actions related to the provision of services in support of U.S. military operations in Iraq; the results of government audits and reviews conducted by the Defense Contract Audit Agency or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; and (iv) accounting for convertible debt instruments; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our Securities and Exchange Commission filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We are a leading provider of professional services and information technology solutions to the U.S. government. We derived 94.9% and 94.3% of our revenue during the nine months ended March 31, 2008 and 2007, respectively, from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments and commercial customers. Our major service offerings are as follows:

•

Enterprise IT and network services – We support our clients’ critical networked operational missions by providing tailored end-to-end enterprise information technology services for the design, establishment, management, security and operations of client infrastructure. Our operational, analytic, consultancy and transformational services effectively use industry best practices and standards to enable and optimize the full life cycle of the networked environment, improve customer service, improve efficiency, and reduce total cost and complexity of large, geographically dispersed operations.

•

Data, information and knowledge management services – We deliver a full spectrum of solutions and services that automate the knowledge management life cycle from data capture through information analysis and understanding. We provide commercially-based products, custom solutions development, and operations and maintenance services that facilitate information sharing. Our information technology solutions are complemented by a suite of analytical expertise support offerings for our U.S. government intelligence community, Department of Defense (DoD), Department of Justice (DoJ), and Homeland Security customers.

•

Business system solutions – We provide solutions that address the full spectrum of requirements in the financial, procurement, human resources, supply chain and other business domains. Our solutions employ an integrated cross-functional approach to maximize investments in existing systems, while leveraging the potential of advanced technologies to implement new, high payback solutions. Our offerings include services, consulting and software development/integration that support the full life cycle of commercial technology implementation from blueprint through application sustainment.

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

•

Information assurance, information operations and cyber security services – Our solutions and services support the full life cycle of preparing for, protecting against, detecting, reacting to and actively responding to the full range of cyber threats. We achieve this through comprehensive and consistently managed risk-based, cost-effective controls and measures to protect information operated by the U.S. government. We proactively support the operational use and availability/reliability of information.

•

Integrated security and intelligence solutions – The United States, its partners and its allies around the world face state, non-state and transnational adversaries that do not recognize political boundaries; are not bound by international law; and will seek, through asymmetric and irregular means, ways to strike at seams in our national security. We assist clients in developing integrated solutions that close gaps between security, intelligence, and law enforcement in order to address complex threats to our national security.

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

In the near term, we face some uncertainties due to the current business environment. We have experienced an increasing trend in the number and duration of protests of major contract awards. In addition, many of our federal government contracts require us to have security clearances and employ personnel with specific levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense. In addition, a shift of expenditures away from programs that we support could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty, or to decide not to exercise options to renew contracts. Among the factors that could affect our federal government contracting business are the increasing demand and priority of funding for combat operations in Iraq and Afghanistan, an increase in set-asides for small businesses, and budgetary priorities limiting or delaying federal government spending generally.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,				Change
(amounts in thousands)	2008		2007		$	%
Department of Defense	$474,903	74.9%	$339,651	71.8%	$135,252	39.8%
Federal civilian agencies	129,404	20.4	105,241	22.3	24,163	23.0
Commercial and other	25,550	4.0	23,409	4.9	2,141	9.1
State and local governments	4,300	0.7	4,754	1.0	(454)	(9.5)

Total	$634,157	100.0%	$473,055	100.0%	$161,102	34.1%

For the three months ended March 31, 2008, total revenue increased by 34.1%, or $161.1 million, over the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD and federal civilian agency customers and was generated both from organic growth and from acquisitions completed since March 31, 2007. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the three months ended March 31, 2008 is as follows (in thousands):

Athena Innovative Solutions, Inc. (AIS)	$28,602
The Wexford Group International, Inc. (WGI)	24,889
Dragon Development Corporation (DDC)	8,346
Institute for Quality Management, Inc (IQM)	3,258
Other	1,887

Total	$66,982

Revenue from existing operations increased by 19.9%, or $94.1 million, for the three months ended March 31, 2008. This organic growth was driven by both an increase in our direct labor and an increase in other direct costs (ODCs). ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 39.8%, or $135.3 million, for the three months ended March 31, 2008, as compared to the same period a year ago. The acquisitions we completed in the fourth quarter of our fiscal year ended June 30, 2007 and in the quarter ended December 31, 2007, generated $51.0 million of DoD revenue, while revenue from existing operations increased by $84.3 million. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the commands in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 23.0%, or $24.2 million, for the three months ended March 31, 2008, as compared to the same period a year ago. Of this increase, $14.1 million was attributable to our acquisitions while revenue from existing operations increased $10.1 million. Approximately 15.5% of the federal civilian agency revenue for the quarter was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $20.1 million and $16.1 million for the three months ended March 31, 2008 and 2007, respectively. This increase in revenue earned from DoJ was generated primarily from services provided to support DoJ efforts involving litigation resulting from Hurricane Katrina. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial revenue increased 9.1%, or $2.1 million, during the three months ended March 31, 2008, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 91.4%, or $23.4 million, of total commercial revenue, while domestic operations accounted for 8.6%, or $2.2 million. The entire growth in commercial revenue came from operations within the United Kingdom (UK). The increase in the UK was primarily attributable to an acquisition completed in July 2007.

Revenue from state and local governments decreased by 9.5%, or $0.5 million, for the three months ended March 31, 2008, as compared to the same period a year ago. Revenue from state and local governments represented 0.7% and 1.0% of our total revenue for the three months ended March 31, 2008 and 2007, respectively. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended March 31, 2008 and 2007, respectively.

	Dollar Amount		Percentage of Revenue		Increase (Decrease)
	Three Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)	2008	2007	2008	2007	$	%
Revenue	$634,157	$473,055	100.0%	100.0%	$161,102	34.1%

Costs of revenue
Direct costs	424,946	307,688	67.0	65.1	117,258	38.1
Indirect costs and selling expenses	153,406	121,201	24.2	25.6	32,205	26.6
Depreciation and amortization	12,334	9,687	1.9	2.0	2,647	27.3

Total costs of revenue	590,686	438,576	93.1	92.7	152,110	34.7

Income from operations	43,471	34,479	6.9	7.3	8,992	26.1
Interest expense and other, net	6,751	4,934	1.1	1.0	1,817	36.8

Income before income taxes	36,720	29,545	5.8	6.3	7,175	24.3
Income taxes	14,428	11,103	2.3	2.4	3,325	29.9

Net income	$22,292	$18,442	3.5%	3.9%	$3,850	20.9%

Income from operations for the three months ended March 31, 2008 was $43.5 million. This was an increase of $9.0 million, or 26.1%, from income from operations of $34.5 million for the three months ended March 31, 2007. Our operating margin was 6.9% compared with 7.3% during the same period a year ago. This decline in operating margin was primarily due to continuing higher subcontractor costs.

As a percentage of revenue, direct costs were 67.0% and 65.1% for the three months ended March 31, 2008 and 2007, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $179.6 million and $139.1 million for the three months ended March 31, 2008 and 2007, respectively. This increase in direct labor was attributable to both organic growth and acquisitions completed since March 31, 2007. ODCs were $245.4 million and $168.6 million during the three months ended March 31, 2008 and 2007, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR integration services within our Strategic Services Sources contract along with the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 24.2% and 25.6% for the three months ended March 31, 2008 and 2007, respectively. The decrease in indirect costs and selling expenses as a percentage of revenue was primarily a result of integrating acquired businesses, controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect costs and selling expenses. A component of indirect costs and selling expenses is stock compensation expense. Total stock compensation expense was $3.7 million and $2.7 million for the three months ended March 31, 2008 and 2007, respectively, and increased as a result of a higher level of grants in 2007 relative to the same period a year ago.

Depreciation and amortization expense was $12.3 million and $9.7 million for the three months ended March 31, 2008 and 2007, respectively. The increase of $2.6 million, or 27.3%, was primarily the result of amortization expense attributable to intangibles acquired in the aforementioned acquisitions.

Interest expense and other, net increased $1.8 million, or 36.8%, during the three months ended March 31, 2008 as compared to the same period a year ago. The increase was primarily due to the interest on $300.0 million of 2.125% convertible senior subordinated notes (the Notes) issued in May 2007 and lower interest income from cash on hand. This was partially offset by a decrease in interest on the 2004 Credit Facility due to a lower effective interest rate.

The effective tax rate was 39.3% and 37.6% during the three months ended March 31, 2008 and 2007, respectively. The higher tax rate reported in the third quarter of FY2008 was primarily attributable to non-deductible losses on corporate-owned life insurance policies incurred this year compared with non-taxable gains on such policies in the third quarter of FY2007, partially offset by a reduction in state tax expense related to a review that resulted in recording additional state deferred tax assets.

Results of Operations for the Nine Months Ended March 31, 2008 and 2007

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the nine months ended March 31, 2008 and 2007, respectively:

	Nine Months Ended March 31,				Change
(amounts in thousands)	2008		2007		$	%
Department of Defense	$1,311,052	74.3%	$1,016,752	71.7%	$294,300	28.9%
Federal civilian agencies	363,711	20.6	319,639	22.6	44,072	13.8
Commercial and other	76,738	4.3	66,508	4.7	10,230	15.4
State and local governments	14,020	0.8	14,688	1.0	(668)	(4.5)

Total	$1,765,521	100.0%	$1,417,587	100.0%	$347,934	24.5%

For the nine months ended March 31, 2008, total revenue increased by 24.5%, or $347.9 million, over the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD and federal civilian agency customers and was generated from organic growth, and from acquisitions completed since March 31, 2007. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the nine months ended March 31, 2008 is as follows (in thousands):

WGI	$71,287
AIS	45,405
DDC	13,166
IQM	10,423
Other	3,883

Total	$144,164

Revenue from existing operations increased by 14.4%, or $203.8 million, for the nine months ended March 31, 2008. This organic growth was driven by both an increase in our direct labor and a significant increase in ODCs. ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 28.9%, or $294.3 million, for the nine months ended March 31, 2008, as compared to the same period a year ago. The acquisitions we completed in the fourth quarter of our fiscal year ended June 30, 2007 and in the quarter ended December 31, 2007, generated $115.0 million of DoD revenue, while revenue from existing operations increased by $179.3 million. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the commands in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 13.8%, or $44.1 million, for the nine months ended March 31, 2008, as compared to the same period a year ago. Of this increase, $25.2 million was attributable to our acquisitions while revenue from existing operations increased $18.9 million. Approximately 15.2% of the federal civilian agency revenue for the year was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $55.4 million and $48.7 million for the nine months ended March 31, 2008 and 2007, respectively. This increase in revenue earned from DoJ was generated primarily from services provided to support DoJ efforts involving litigation resulting from Hurricane Katrina. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial revenue increased 15.4%, or $10.2 million, during the nine months ended March 31, 2008, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 90.2%, or $69.2 million, of total commercial revenue, while domestic operations accounted for 9.8%, or $7.5 million. The entire growth in commercial revenue came from operations within the UK. The increase in the UK was attributable to an acquisition completed in July 2007, organic growth, and favorable exchange rates.

Revenue from state and local governments decreased by 4.5%, or $0.7 million, for the nine months ended March 31, 2008, as compared to the same period a year ago. Revenue from state and local governments represented 0.8% and 1.0% of our total revenue for the nine months ended March 31, 2008 and 2007, respectively. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the nine months ended March 31, 2008 and 2007, respectively.

	Dollar Amount		Percentage of Revenue		Increase (Decrease)
	Nine Months Ended March 31,		Nine Months Ended March 31,
(dollars in thousands)	2008	2007	2008	2007	$	%
Revenue	$1,765,521	$1,417,587	100.0%	100.0%	$347,934	24.5%

Costs of revenue
Direct costs	1,183,771	919,879	67.1	64.9	263,892	28.7
Indirect costs and selling expenses	429,898	360,482	24.3	25.4	69,416	19.3
Depreciation and amortization	35,389	29,247	2.0	2.1	6,142	21.0

Total costs of revenue	1,649,058	1,309,608	93.4	92.4	339,450	25.9

Income from operations	116,463	107,979	6.6	7.6	8,484	7.9
Interest expense and other, net	18,641	16,505	1.0	1.1	2,136	12.9

Income before income taxes	97,822	91,474	5.6	6.5	6,348	6.9
Income taxes	38,048	33,766	2.2	2.4	4,282	12.7

Net income	$59,774	$57,708	3.4%	4.1%	$2,066	3.6%

Income from operations for the nine months ended March 31, 2008 was $116.5 million. This was an increase of $8.5 million, or 7.9%, from income from operations of $108.0 million for the nine months ended March 31, 2007. Our operating margin was 6.6% compared with 7.6% during the same period a year ago. This decline in income from operations as a percentage of revenue was due to several factors. One factor is the disproportionate growth in ODCs, attributable in part, to the movement to larger consolidating contracts which have significant subcontractor content. These larger contracts provide both top and bottom line growth, but often with lower margins. A second factor relates to recompetes. We are still experiencing the impact of two major higher-margin recompetes which we lost during the second quarter of FY2007.

As a percentage of revenue, direct costs were 67.1% and 64.9% for the nine months ended March 31, 2008 and 2007, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $487.4 million and $405.7 million for the nine months ended March 31, 2008 and 2007, respectively. This increase in direct labor was attributable to both organic growth and acquisitions completed since March 31, 2007. ODCs were $696.4 million and $514.2 million during the nine months ended March 31, 2008 and 2007, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR integration services within our Strategic Services Sources contract along with the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 24.3% and 25.4% for the nine months ended March 31, 2008 and 2007, respectively. The decrease in indirect costs and selling expenses as a percentage of revenue was primarily a result of integrating acquired businesses, controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect costs and selling expenses. A component of indirect costs and selling expenses is stock compensation expense. Total stock compensation expense was $13.7 million and $10.0 million for the nine months ended March 31, 2008 and 2007, respectively, and increased as a result of a higher level of grants in 2007 relative to the same period a year ago.

Depreciation and amortization expense was $35.4 million and $29.2 million for the nine months ended March 31, 2008 and 2007, respectively. The increase of $6.1 million, or 21.0%, was primarily the result of amortization expense attributable to intangibles acquired in the aforementioned acquisitions.

Interest expense and other, net increased $2.1 million, or 12.9%, during the nine months ended March 31, 2008 as compared to the same period a year ago. The increase was primarily due to the interest on the Notes issued in May 2007. This increase was partially offset by lower interest on the 2004 Credit Facility due to a lower effective interest rate and interest income generated from cash on hand.

The effective tax rate was 38.9% and 36.9% during the nine months ended March 31, 2008 and 2007, respectively. The lower tax rate reported in the first nine months of FY2007 was partially attributable to the December 2006 retroactive extension to January 1, 2006 of research and development credits available under Internal Revenue Code Section 174. Research and development credits related to the period January 1, 2006 through June 30, 2006 were reflected in our results of operations during the three month period ended December 31, 2006, the period in which the retroactive extension was enacted. The effective tax rate for the nine months ended March 31, 2007 was also impacted by a revision which increased our effective state rate and by deductions attributable to corporate-owned life insurance policies that were not previously recorded. The effective tax rate for the nine months ended March 31, 2008 was impacted by non-deductible losses on corporate-owned life insurance policies, partially offset by a reduction in state tax expense related to a review that resulted in recording additional state deferred tax assets.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $78.6 million and $120.7 million for the nine months ended March 31, 2008 and 2007, respectively.

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

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97% of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. We are required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of March 31, 2008, none of the conditions permitting conversion of the Notes had been satisfied.

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

The contingently issuable shares are not included in our diluted share count for the three or nine month periods ended March 31, 2008, because our average stock price during those periods was below the conversion price. Debt issuance costs of approximately $7.7 million are being amortized to interest expense over seven years. Upon closing of the sale of the Notes, approximately $45 million of the net proceeds was used to concurrently repurchase one million shares of our common stock.

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

We also maintain a $550.0 million credit facility (the 2004 Credit Facility), which includes a $200.0 million revolving credit facility (the Revolving Facility) and a $350.0 million institutional term loan (the Term Loan). The initial borrowings under the 2004 Credit Facility were $422.6 million, of which $336.0 million was outstanding under the Term Loan at March 31, 2008. On May 10, 2007, in connection with the issuance of the Notes, the 2004 Credit Facility was amended in order to, among other things, permit the issuance of the Notes and address certain related matters.

The Revolving Facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200.0 million, with annual sub-limits on amounts borrowed for acquisitions. The Revolving Facility contains an accordion feature under which the facility may be expanded to $300.0 million with applicable lender approvals. The Revolving Facility permits one, two, three and six month interest rate options. We pay a fee on the unused portion of this facility. Repayment of any outstanding balance under the Revolving Facility, together with accrued interest thereon, is due in full on May 3, 2009, at which time the Revolving Facility terminates. As of March 31, 2008, we had no borrowings under the Revolving Facility.

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

We also have amounts due under a mortgage note payable and we maintain a line of credit facility in the U.K. The total amount of reported principal due under the mortgage note payable was $0.7 million at March 31, 2008. The total amount available under the line-of-credit facility in the U.K., which is scheduled to expire in December 2008, is approximately $1.0 million. As of March 31, 2008, we had no borrowings under this facility.

Cash and cash equivalents were $52.3 million and $285.7 million at March 31, 2008 and June 30, 2007, respectively. Our operating cash flow was $78.6 million for the nine months ended March 31, 2008 as compared to $120.7 million in the same period a year ago. This decrease in operating cash flows during the first nine months of FY2008 is primarily due to significant collections in FY2007 of amounts outstanding at the end of the year ended June 30, 2006 and strong organic growth during the quarters ended December 31, 2007 and March 31, 2008. Increasing organic growth consumes operating cash flow that is necessary to fund expanding business operations. Days-sales-outstanding were 67 at both March 31, 2008 and March 31, 2007, and were 74 at June 30, 2006.

We used cash in investing activities of $313.4 million and $11.5 million for the nine months ended March 31, 2008 and 2007, respectively. This increase of $301.9 million was primarily the result of our acquisitions of AIS and DDC which were completed during the three months ended December 31, 2007. In addition, the acquisition of WGI, which was completed on June 29, 2007, was partially funded in July 2007 and the acquisition of Arete Software Limited in the UK was completed in the first quarter of FY2008. The remaining cash used in both periods was primarily for the purchase of office and computer related equipment in support of normal business requirements.

Cash provided by financing activities was $1.6 million in the nine months ended March 31, 2008 and cash used in financing activities was $10.9 million in the nine months ended March 31, 2007. This $12.5 million change was primarily attributable to the borrowing of $25.0 million under the Revolving Facility during the fiscal year ended June 30, 2006, which was repaid during the nine months ended March 31, 2007.

Cash flows from financing activities include proceeds received from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan totaling $5.3 million and $12.7 million during the nine months ended March 31, 2008 and 2007, respectively. These amounts were offset by cash used to purchase stock to fulfill obligations under our Employee Stock Purchase Plan. Cash used to acquire stock was $1.0 million and $3.7 million during the nine months ended March 31, 2008 and 2007, respectively.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. With the exception of a building acquired in connection with an acquisition completed during the year ended June 30, 2004, we have financed the use of all of our office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see note 14 to our consolidated financial statements for the year ended June 30, 2007 included in our Annual Report on Form 10-K for such period. The 2004 Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of March 31, 2008, we had no outstanding letters of credit. We have no other material off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives. A 1.0% change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $0.3 million and $1.5 million for the three and nine months ended March 31, 2008, respectively.

Approximately 3.9% and 4.1% of our total revenue in the nine months ended March 31, 2008 and 2007, respectively, was derived from our international operations in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2008, we held pounds sterling in the United Kingdom equivalent to approximately $14.2 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2008.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Saleh, et al. v. Titan Corp., et al, Case No. 05 CV 1165 (D.D.C. 2004)

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of California against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V., and former CACI employee Stephen A. Stefanowicz, among other defendants, seeking a permanent injunction, declaratory relief, compensatory and punitive damages, treble damages and attorney’s fees arising out of defendants’ alleged acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, CACI filed a motion with the United States Court of Appeals for the D.C. Circuit to pursue an interlocutory appeal of the decision denying its summary judgment motion. On January 4, 2008, CACI filed a motion to dismiss the Fourth Amended Complaint. In February 2008, the United States District Court for the District of Columbia granted CACI’s motion to have all trial court proceedings adjourned until all appeals in the action are resolved. On March 17, 2008, the United States Court of Appeals for the D.C. Circuit granted CACI’s request for an interlocutory appeal. CACI is preparing briefing papers for submission to the United States Court of Appeals for the D.C. Circuit.

Ibrahim, et al. v. Titan Corp., et al., Case No. 1:04-CV-01248-JR (D.D.C. 2004)

Reference is made to Part II, Item 1, Legal Proceedings, in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V. and Titan Corporation, seeking compensatory and punitive damages for physical injury, emotional distress, and/or wrongful death allegedly suffered as a result of defendants’ wrongful acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, CACI filed a motion with the United States Court of Appeals for the D.C. Circuit to pursue an interlocutory appeal of the decision denying its summary judgment motion. On January 4, 2008, CACI filed a motion to dismiss the Third Amended Complaint. In February, 2008, the United States District Court for the District of Columbia granted plaintiffs’ motion to extend the deadline for responding to CACI’s motion to dismiss the third amended complaint until 30 days after final disposition of all pending appeals. On March 17, 2008, the United States Court of Appeals for the D.C. Circuit granted CACI’s request for an interlocutory appeal. CACI is preparing briefing papers for submission to the United States Court of Appeals for the D.C. Circuit.

Emad Khudhayir Shahuth Al-Janabi v. L-3 Communications et. al., (United States District Court for the Central District of California)

On May 5, 2008, Plaintiff filed a twenty-count complaint in the United States District Court for the Central District of California. Plaintiff is an Iraqi who claims that he suffered significant physical injury and emotional distress while held at Abu Ghraib prison in Iraq. The lawsuit names CACI International Inc, CACI Premier Technology, Inc., and former CACI employee Stephen A. Stefanowicz as Defendants, along with L-3 Communications. Plaintiff seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.

We are vigorously defending the above-described legal proceedings, and, based on our present knowledge of the facts, believe the lawsuits are completely without merit.

Item 1A.	Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007. There have been no material changes from the risk factors described in that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

			Incorporated by Reference

Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	Form of Right Certificate		8-K	July 11, 2003	4.1

31.1	Section 302 Certification Paul M. Cofoni	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Paul M. Cofoni	X

32.2	Section 906 Certification Thomas A. Mutryn	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: May 9, 2008	By:	/s/ Paul M. Cofoni
Paul M. Cofoni
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 9, 2008	By:	/s/ Carol P. Hanna
Carol P. Hanna
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)