Form 10-K
period 2008-06-30
CACI INTERNATIONAL INC /DE/
filed 2008-08-27
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

The aggregate market value of common shares held by non-affiliates of the registrant on December 31, 2007 was $1,306,061,824, based upon the closing price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of August 22, 2008, the registrant had 30,266,202 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s proxy statement for its 2008 annual meeting of stockholders. With the exception of the sections of the 2008 proxy statement specifically incorporated herein by reference, the 2008 proxy statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Unless the context indicates otherwise, the terms “we”, “our”, “the Company” and “CACI” as used in Parts I and II include CACI International Inc and its subsidiaries and joint ventures that are more than 50 percent owned or otherwise controlled by it. The term “the registrant”, as used in Parts I and II refers to CACI International Inc only.

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

CACI International Inc

FORM 10-K

PART I

Item 1. Business

Background

CACI International Inc was organized as a Delaware corporation under the name “CACI WORLDWIDE, INC.” on October 8, 1985. By a merger on June 2, 1986, the registrant became the parent of CACI, Inc., a Delaware corporation, and CACI N.V., a Netherlands corporation. Effective April 16, 2001, CACI, Inc. was merged into its wholly-owned subsidiary, CACI, INC.-FEDERAL, such that the registrant is now the corporate parent of CACI, INC.-FEDERAL, a Delaware corporation, and CACI N.V., a Netherlands corporation. The registrant is a holding company and its operations are conducted through subsidiaries, which are located in the U.S. and Europe, and a joint venture which is controlled by the registrant.

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

Overview

CACI founded its business in 1962 in simulation technology, and has strategically diversified primarily within the information technology (IT) and communications industries. With revenue for the year ended June 30, 2008 (FY2008) of $2.4 billion, we serve clients in the government and commercial markets, primarily throughout North America and internationally on behalf of U.S. customers, as well as in the United Kingdom. We deliver professional services and information technology solutions to our clients. Through our service offerings, we provide comprehensive and practical solutions by adapting emerging technologies and continually evolving legacy strengths. As a result of our broad capabilities, many of our client relationships have existed for ten years or more.

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

Our primary customers are agencies of the U.S. government. The demand for our services, in large measure, is created by the increasingly complex network, systems and information environments in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity and, ultimately, improving performance.

At June 30, 2008, CACI had approximately 12,000 employees.

Domestic Operations

Our domestic operations are conducted through a number of subsidiaries and a joint venture which we control, and account for 100 percent of our U.S. government revenue and 8.9 percent of our commercial revenue.

Some of the contracts performed by our domestic operations involve assignment of employees to international locations and at June 30, 2008, approximately 570 employees were on assignment in international locations. We provide professional services and information technology solutions to our domestic clients through all of our major service offerings:

•

Enterprise IT and network services—We support our clients’ critical networked operational missions by providing tailored end-to-end enterprise information technology services for the design, establishment, management, security and operations of client infrastructure. Our operational, analytic, consultancy and transformational services effectively use industry best practices and standards to enable and optimize the full life cycle of the networked environment, improve customer service, improve efficiency, and reduce total cost and complexity of large, geographically dispersed operations.

•

Data, information and knowledge management services—We deliver a full spectrum of solutions and services that automate the knowledge management life cycle from data capture through information analysis and understanding. We provide commercially-based products, custom solutions development, and operations and maintenance services that facilitate information sharing. Our information technology solutions are complemented by a suite of analytical expertise support offerings for our U.S. government Intelligence Community, Department of Defense (DoD), Department of Justice (DoJ), and Homeland Security customers.

•

Business system solutions—We provide solutions that address the full spectrum of requirements in the financial, procurement, human resources, supply chain and other business domains. Our solutions employ an integrated cross-functional approach to maximize investments in existing systems, while leveraging the potential of advanced technologies to implement new, high payback solutions. Our offerings include services, consulting and software development/integration that support the full life cycle of commercial technology implementation from blueprint through application sustainment.

•

Logistics and material readiness services—We offer a full suite of solutions and service offerings that plan for, implement, and control the efficient and effective flow and storage of goods, services, and information in support of U.S. government agencies. We develop and manage logistics information systems, specialized simulation and modeling toolsets, and provide logistics engineering services. Our operational capabilities span the supply chain, including advance logistics planning, demand forecasting, total asset visibility (including the use of Radio Frequency Identification technology), and life cycle support for weapons systems. Our logistics services are a critical enabler in support of defense readiness and combat sustainability objectives.

•

C4ISR integration services—We provide rapid response services in support of military missions in a coordinated and controlled operational setting. We support the military efforts to ensure delivery and sustainment of integrated, enterprise wide, Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) programs. We integrate sensors, mission applications, and systems that connect with DoD data networks.

•

Information assurance, information operations and cyber security services—Our solutions and services support the full life cycle of preparing for, protecting against, detecting, reacting to and actively responding to the full range of cyber threats. We achieve this through comprehensive and consistently managed risk-based, cost-effective controls and measures to protect information operated by the U.S. government. We proactively support the operational use and availability/reliability of information.

•

Integrated security and intelligence solutions—The United States, its partners and its allies around the world face state, non-state, and transnational adversaries that do not recognize political boundaries; do not recognize international law; and will seek, through asymmetric and irregular means, ways to strike at seams in our national security. We assist clients in developing integrated solutions that close gaps between security, intelligence, and law enforcement in order to address complex threats to our national security.

•

Program management and system engineering and technical assistance (SETA) services—We support U.S. government Program Executive Offices and Program Management Offices via subject matter experts and comprehensive technical management processes that optimize program resources. This includes translating operational requirements into configured systems, integrating technical inputs, characterizing and managing risk, transitioning technology into program efforts, and verifying that designs meet operational needs, through the application of internationally recognized and accepted standards. Additionally, we provide SETA and advisory and assistance services that include contract and acquisition management, operations support, architecture and system engineering services, project and portfolio management, strategy and policy support, and complex trade analyses.

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

International Operations

Our international operations are conducted primarily through our operating subsidiary in Europe, CACI Limited, and account for all revenue generated from international clients and 91.1 percent of our commercial revenue. CACI Limited is headquartered in London, England, and operates primarily in support of our data, information and knowledge management services, business systems solutions and enterprise IT and network services lines of business.

Our international service offerings focus primarily on planning, designing, implementing and managing solutions that resolve specific technical or business needs for commercial and government clients in the telecommunications, education, financial services, healthcare services and transportation sectors. Our international operations also concentrate on combining data and technology in software products and services that provide strategic information on customers, buying patterns and market trends for clients who are engaged in retail sales of consumer products, direct marketing campaigns, franchise or branch site location projects, and similar endeavors.

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

Strengths and Strategy

We offer substantially our entire range of professional services, information technology solutions, and proprietary products to defense intelligence and civilian agencies of the U.S. government. In order to do so, we must maintain expert knowledge of agency policies and operations. Our work for U.S. government agencies may combine a wide range of skills drawn from our major service offerings. We occasionally contract through both our domestic and international operations to supply services and/or products to governments of other nations.

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

Much of our business is won through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment. With respect to bids for government work, however, in most cases the client specifies the terms and conditions and form of contract. In situations where the client-imposed contract type and/or terms appear to expose us to inappropriate risk, we may seek alternate arrangements or opt not to bid for the work. Essentially all contracts with the U.S. government, and many contracts with other government entities, permit the government client to terminate the contract at any time for the convenience of the government or for default by the contractor. Although we operate under the risk that such terminations may occur and have a material impact on operations, throughout our 46 years in business such terminations have been rare and, generally, have not materially affected operations. As with other government contractors, our business is subject to government client funding decisions and actions that are beyond our control. Our contracts and subcontracts are composed of a wide range of contract types, including firm fixed-price, cost reimbursement, time-and-materials, indefinite delivery/indefinite quantity (IDIQ) and government wide acquisition contracts (known as GWACS) such as General Services Administration (GSA) schedule contracts. By company policy, fixed-price contracts require the approval of at least two of our senior officers.

At any one time, we may have several thousand separate active contracts and/or task orders. In FY2008, the ten top revenue-producing contracts accounted for approximately 35 percent of our revenue, or $846.3 million; however, no single contract accounted for more than 10 percent of our total revenue.

In FY2008, 95.0 percent of our revenue came from U.S. government prime contracts or subcontracts. Of our total revenue, 74.7 percent came from DoD contracts, and 20.3 percent from other civilian agency government clients. The remaining 5.0 percent of revenue came from commercial business, both domestic and international, and state and local contracts.

Although we are continuously working to diversify our client base, we will continue to aggressively seek additional work from the DoD. In FY2008, DoD revenue grew by 29.7 percent, or $413.8 million. The acquisitions during the year ended June 30, 2007 (FY2007), of Institute for Quality Management, Inc. (IQM) in May 2007 and the Wexford Group International, Inc. (WGI) in June 2007, and the FY2008 acquisitions of Athena Innovative Solutions, Inc. (AIS) in October 2007 and Dragon Development Corporation (DDC) in November 2007 accounted for 40.7 percent of the revenue growth within DoD. Organic growth accounted for the remaining 59.3 percent of the DoD revenue growth.

Industry Trends

The federal government is the largest consumer of information technology services and solutions in the United States. We believe that the following trends will impact the federal government’s future spending on the types of services we provide:

•

Increased Congressional oversight—Oversight at the Congressional level and audit scrutiny at the agency level is increasing due to a number of factors, including the existence of high profile cases involving alleged and proven contract abuses and an increased use of contractors to provide governmental support services. These factors introduce delays in procurement and contract awards.

•

Contract award protests—We continue to experience a high number of protests of contracts and task orders awarded to us, especially those involving large multiple award, IDIQ contracts. In some cases it may be deemed more prudent and beneficial to award more contracts than to go through the longer and more arduous process of justifying the initial award. This process causes delays in getting contracts and task orders awarded, affecting our revenue.

•

Election year dynamics—With presidential and Congressional elections being held later this calendar year, it is likely that there will be political appointees, as well as others closely aligned to the current administration, who will be leaving government early as their potential job prospects in a new administration will likely diminish. Vacancies in key positions can have the impact of slowing the decision process around procurements and contract awards.

•

Best value versus best price—Performance-based contracting, in which a contractor’s fee payment is tied to its level of performance, is a technique for structuring all aspects of a contract around the purpose and outcome desired as opposed to the process by which the work is to be performed. While this is not a new contracting strategy, nor is it a mandate, agencies are now assigned a target achievement goal to write performance-based techniques into 40 percent of the total eligible service contracts worth more than $25,000. This practice is intended to shift risk from the government to the contractor.

•

Small business participation expectations—According to the Small Business Administration, small business preferences accounted for 22.8 percent of all prime contract dollars awarded during government fiscal year 2006. Legislation is being considered that would raise the current goal of 23 percent to a 25 percent goal for small business set asides. Increased small business preferences will make it more difficult for larger companies to compete for the remaining prime contract dollars.

•

Supplemental funding and the continuing cost of asymmetric warfare—Once the level of involvement in Iraq and Afghanistan begins to wind down, the military role will likely evolve toward less dependence on major combat operations and an increased use of precision strikes. Intelligence gathering, processing and analysis will become even more important to the mission of the commanders in the field. Future administrations may choose to pay for these activities through annual appropriations instead of supplemental funding. Going forward, a substantial portion of the military budget will be needed to re-set and modernize equipment and infrastructure. This will likely fuel a continuing demand for logistics services and network enabled mission capabilities that will provide an increasing level of performance efficiency while also introducing elements of cost-effectiveness as should be realized with highly scalable solutions and services.

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

Recent Significant Acquisitions

During the past three fiscal years, we completed a total of twelve acquisitions, seven in the U.S. and five in the U.K. including:

•

The March 2006 acquisition of substantially all of the assets of Information Systems Support, Inc. (ISS) for $145.8 million. ISS specializes in providing information technology, communications and logistics services to U.S. government clients including the Army, Navy, Air Force, the Social Security Administration, the General Services Administration, and the Departments of Justice and Transportation.

•

The May 2006 acquisition of all of the outstanding stock of AlphaInsight, Inc. (AI) for $67.6 million. AI provides primarily software and systems engineering, network engineering and management, and information assurance and security assurance to various federal agencies, including the Departments of State, Justice and Homeland Security.

•

The May 2007 acquisition of all of the outstanding stock of IQM for $40.5 million. IQM provides management consulting and operational support services to the intelligence community and homeland security markets.

•

The June 2007 acquisition of all the outstanding stock of WGI for $115.0 million. WGI provides management and technical consulting services in the areas of acquisition management, strategic communications, the application of technology to improve operations, and the enhancement of an enterprise’s management, organization, and performance. The acquisition of WGI gives us the opportunity to provide Army Special Operations services (i.e. counterterrorism training) and provides us with entry into a high barrier area of DoD business. Major clients include Departments of the Army, Navy, and Air Force as well as Department of Information Systems Agency (DISA) and the Deployment Health Support Directorate.

•

The October 2007 acquisition of all of the outstanding stock of Athena Holding Corporation, a holding company which owned 100 percent of the outstanding shares of AIS, for $200.0 million. AIS and its wholly owned subsidiaries provide specialized professional services and solutions to United States intelligence organizations.

•	The November 2007 acquisition of all of the outstanding stock of DDC for $41.0 million. DDC provides professional, technical, and engineering services to United States intelligence organizations.

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

The U.S. government’s fiscal year ends on September 30 of each year. It is not uncommon for government agencies to award extra tasks or complete other contract actions in the weeks before the end of a fiscal year in order to avoid the loss of unexpended funds. Moreover, in years when the U.S. government does not complete the budget process for the next fiscal year before the end of September, government operations whose appropriations legislation has not been signed into law are funded under a continuing resolution that authorizes them to continue to operate, but traditionally does not authorize new spending initiatives. When much of the U.S. government operates under a continuing resolution, as occurred during the federal fiscal year ended September 30, 2007, delays can occur in procurement of products and services, and such delays can affect our revenue and profit during the period of delay.

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

We have published policies that set high standards for the conduct of our business. We require all of our employees, independent contractors working on client engagements, officers, and directors annually to execute and affirm to the code of ethics applicable to their activities. In addition, we require annual ethics and compliance training for all of our employees to provide them with the knowledge necessary to maintain our high standards of ethics and compliance.

Approximately 80 of our employees, all of whom are located at Fort Bliss, Texas, are represented by the International Union of Operating Engineers. We are currently negotiating a collective bargaining agreement that will cover these employees. At this time, we cannot predict when negotiations on this contract will be concluded. To date, we have not experienced any work stoppages or strikes, and we believe that our relationship with the union and our employees is good.

Patents, Trademarks, Trade Secrets and Licenses

We own seven patents in the United States. While we believe our patents are valid, we do not consider that our business is dependent on patent protection in any material way. We claim copyright, trademark and other proprietary rights in a variety of intellectual property, including each of our proprietary computer software and data products and the related documentation. We presently own 24 registered trademarks and service marks in the U.S. and 34 registered trademarks and service marks in other countries, primarily the U.K. All of our registered trademarks and service marks may be renewed indefinitely. In addition, we assert copyrights in essentially all of our electronic and hard copy publications, our proprietary software and data products and in software produced at the expense of the U.S. government, which rights can be maintained for up to 75 years.

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

Backlog

Our backlog as of June 30, 2008, which consists primarily of contracts with the U.S. government, was $7.0 billion, of which $1.4 billion was for funded orders. Total backlog as of June 30, 2007 was $6.4 billion. We presently anticipate, based on current revenue projections, that the majority of the funded backlog as of June 30, 2008 will result in revenue during the fiscal year ending June 30, 2009.

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

Revenue by Contract Type

The following information is provided on the amounts of our revenue attributable to time-and-materials contracts, cost reimbursable contracts and firm fixed-price contracts (including proprietary software product sales), during each of the last three fiscal years:

	Year Ended June 30,
	2008		2007		2006
	(dollars in thousands)
Time and materials	$1,232,942	50.9%	$1,021,129	52.7%	$899,151	51.2%
Cost reimbursable	672,950	27.8	531,336	27.4	500,463	28.5
Firm fixed-price	514,645	21.3	385,507	19.9	355,710	20.3

Total	$2,420,537	100.0%	$1,937,972	100.0%	$1,755,324	100.0%

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

We derived 95.0 percent of our total revenue in FY2008 and 94.2 percent of our total revenue in FY2007 from federal government contracts, either as a prime contractor or a subcontractor. We derived 74.7 percent of our total revenue in FY2008 and 71.9 percent of our total revenue in FY2007 from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, with the General Services Administration, or any significant agency in the intelligence community or the DoD, or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could be materially and adversely affected.

Our business could be adversely affected by the outcome of the various investigations/proceedings regarding our interrogation services work in Iraq.

In May 2004, press accounts disclosed an internal U.S. government report, the Taguba Report, which, among other things, alleged that one of our employees was involved in the alleged mistreatment of Iraqi prisoners at the Abu Ghraib facility. Another government report, the Jones/Fay Report, alleges that three of our employees, including the employee identified in the Taguba Report, acted improperly in performing their assigned duties in Iraq. The Jones/Fay Report includes a recommendation that the information in the report regarding these employees be forwarded to the General Counsel of the U.S. Army for determination of whether each of them should be referred to the U.S. Department of Justice for prosecution and to the contracting officer for appropriate contractual action. Our investigation into these matters has not to date confirmed the allegations of abuse contained in either the Taguba Report or the Jones/Fay Report. To date, no charges have been brought by the government against us or any of our employees in connection with the Abu Ghraib allegations.

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

It can take many months to resolve protests by one or more of our competitors of contract awards we receive. The resulting delay in the start up and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated.

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

Because we derive a substantial majority of our revenue from contracts with the federal government, we believe that the success and development of our business will continue to depend on our successful participation in federal government contract programs. Changes in federal government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. Any such actions could cause our actual results to differ materially and adversely from those anticipated. Among the factors that could seriously affect our federal government contracting business are:

•

the continuing demand and priority of funding for combat operations in Iraq and Afghanistan, which may reduce the demand for our services on contracts supporting some operations and maintenance activities in the DoD;

•

the funding of some or all civilian agencies through a continuing resolution instead of a budget appropriation, which may cause our customers within those agencies to defer or reduce work under our current contracts;

•	budgetary priorities limiting or delaying federal government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding;

•	an increase in set-asides for small businesses, which could result in our inability to compete directly for prime contracts; and

•	curtailment of the federal government’s use of information technology or professional services.

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

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may be unable to recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. Depending on the value of a contract, such termination could cause our actual results to differ materially and adversely from those anticipated. Certain contracts also contain organizational conflict of interest (OCI) clauses that limit our ability to compete for or perform certain other contracts. OCIs arise any time we engage in activities that (i) make us unable or potentially unable to render impartial assistance or advice to the government; (ii) impair or might impair our objectivity in performing contract work; or (iii) provide us with an unfair competitive advantage. For example when we work on the design of a particular system, we may be precluded from competing for the contract to install that system. Depending upon the value of the matters affected, an OCI issue that precludes our participation in or performance of a program or contract could cause our actual results to differ materially and adversely from those anticipated.

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

Substantially all of our contracts and task orders with the federal government are awarded through a competitive bidding process. We expect that much of the business that we will seek in the foreseeable future will continue to be awarded through competitive bidding. Budgetary pressures and changes in the procurement process have caused many government clients to increasingly purchase goods and services through IDIQ contracts, GSA schedule contracts and other government-wide acquisition contracts. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenue under each such contract. In addition, in consideration of the practice of agencies awarding work under such contracts that is arguably outside their intended scope, both the GSA and the DoD have initiated programs aimed to ensure that all work fits properly within the scope of the contract under which it is awarded. The net effect of such programs may reduce the number of bidding opportunities available to us. Moreover, even if we are highly qualified to work on a particular new contract, we might not be awarded business because of the federal government’s policy and practice of maintaining a diverse contracting base.

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

We must observe laws and regulations relating to the formation, administration and performance of federal government contracts which affect how we do business with our clients and may impose added costs on our business. For example, the Federal Acquisition Regulation and the industrial security regulations of the DoD and related laws include provisions that:

•	allow our federal government clients to terminate or not renew our contracts if we come under foreign ownership, control or influence;

•	require us to divest work if an OCI related to such work cannot be mitigated to the government’s satisfaction;

•	require us to disclose and certify cost and pricing data in connection with contract negotiations; and

•	require us to prevent unauthorized access to classified information.

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

Federal government agencies, including the Defense Contract Audit Agency (DCAA), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with government regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, accounting, estimating, compensation and management information processes and systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems is found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially and adversely from those anticipated. DCAA audits for costs incurred on work performed after June 30, 2002 have not yet been completed. In addition, DCAA audits for costs incurred by our recent acquisitions for certain periods prior to acquisition have not yet been completed. We do not know the outcome of any existing or future audits and, if any future audit adjustments exceed our estimates, our profitability could be adversely affected.

Failure to maintain strong relationships with other contractors could result in a decline in our revenue.

We derive substantial revenue from contracts in which we act as a subcontractor or from teaming arrangements in which we and other contractors bid on particular contracts or programs. As a subcontractor or teammate, we often lack control over fulfillment of a contract, and poor performance on the contract could impact our customer relationship, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could differ materially and adversely from those anticipated if any prime contractor or teammate chose to offer directly to the client services of the type that we provide or if they team with other companies to provide those services.

We may not receive the full amounts authorized under the contracts included in our backlog, which could reduce our revenue in future periods below the levels anticipated.

Our backlog consists of funded backlog, which is based on amounts actually committed by a client for payment of goods and services, and unfunded backlog, which is based upon management’s estimate of the future potential of our existing contracts and task orders, including options, to generate revenue. Our backlog may not result in actual revenue in any particular period, or at all, which could cause our actual results to differ materially and adversely from those anticipated.

The maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. For example, we derive a substantial portion of our revenue from government contracts in which we are not the sole provider, meaning that the government could turn to other companies to fulfill the contract. We also derive revenues from IDIQ contracts, which do not require the government to purchase a pre-determined amount of goods or services under the contract. Action by the government to obtain support from other contractors or failure of the government to order the quantity of work anticipated could cause our actual results to differ materially and adversely from those anticipated.

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

Employee misconduct, including security breaches, could result in the loss of clients and our suspension or debarment from contracting with the federal government.

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

We perform a portion of our engagements on a variety of fixed-price contract vehicles. We derived 21.3 percent of our total revenue in FY2008 and 19.9 percent of our total revenue in FY2007 from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-materials (T&M) basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.

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

At June 30, 2008, our backlog included cost reimbursement, T&M and fixed-price contracts. Cost reimbursement and T&M contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may vary materially and adversely depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Systems failures may disrupt our business and have an adverse effect on our results of operations.

Any systems failures, including network, software or hardware failures, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortages or terrorist attacks, could cause loss of data or interruptions or delays in our business or that of our clients. In addition, the failure or disruption of our mail, communications or utilities could cause us to interrupt or suspend our operations or otherwise harm our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our actual results could differ materially and adversely from those anticipated.

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

Goodwill accounts for $1.1 billion of our recorded total assets. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income.

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

We conduct the majority of our international operations in the United Kingdom. Our U.K.-based operations comprised 3.8 percent of our revenue in FY2008 and 4.2 percent of our revenue in FY2007. Our U.K.-based operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

Our U.K.-based operations are also subject to risks associated with operating a commercial as opposed to a government contracting business, including the effects of general economic conditions in the United Kingdom on the telecommunications, computer software and computer services sectors and the impact of more concentrated and intense competition for the reduced volume of work available in those sectors. Our revenue from this business grew during FY2008 over revenue from such business in FY2007 primarily as a result of three acquisitions and the strength of the British pound. While we are marketing our services to clients in industries that are new to us, our efforts in that regard may be unsuccessful. Other factors that may adversely affect our international operations are difficulties relating to managing our business internationally, multiple tax structures and adverse changes in foreign exchange rates. Any of these factors could cause our actual results to differ materially and adversely from those anticipated.

Our senior secured credit facility (the 2004 Credit Facility) imposes certain restrictions on our ability to take certain actions which may have an impact on our business, operating results and financial conditions.

The 2004 Credit Facility imposes certain operating and financial restrictions on us and requires us to meet certain financial tests. These restrictions may significantly limit or prohibit us from engaging in certain transactions, including the following:

•	incurring or guaranteeing additional debt;

•	paying dividends or other distributions to our stockholders or redeeming, repurchasing or retiring our capital stock in excess of specific limits;

•	making certain investments, loans and advances;

•	making capital expenditures above specified levels;

•	exceeding specific levels of liens on our assets;

•	issuing or selling equity in our subsidiaries;

•	transforming or selling certain assets currently held by us, including sale and lease-back transactions;

•	modifying certain agreements, including those related to indebtedness; and

•	engaging in certain mergers, consolidations or acquisitions.

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

The Financial Accounting Standards Board (FASB) has issued a new accounting standard applicable to the Notes. Under this new standard, we will have to report non-cash interest expense for the Notes that is significantly higher than interest expense attributable to the coupon rate on the Notes. This change will reduce our net income and could adversely affect the market price of our common stock as a result.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-1). This

new standard will require us to separately account for the liability and equity (conversion option) components of the Notes, and to recognize interest expense on the Notes using an interest rate in effect for comparable debt instruments that do not contain conversion features. Under FSP 14-1, the difference between the proceeds of the debt and the value allocated to the liability component will be recorded, in additional paid-in capital, as the value of the conversion option. The amount of the conversion option thus effectively represents additional interest cost on the liability component and will be amortized over the expected life of the security. The interest rate to be used under FSP 14-1 will therefore be significantly higher than the rate on the Notes that is currently used, which is equal to the coupon rate of 2.125 percent.

FSP 14-1 is effective for our fiscal year beginning July 1, 2009 and will require retrospective application to the date the Notes were issued. Had this new standard been effective for the fiscal year ended June 30, 2008, we estimate that our interest expense would have increased by approximately $10.5 million, and our diluted earnings per share would have decreased by approximately $0.21 per share. The higher interest expense will reduce our net income and may cause our stock price to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of June 30, 2008, we leased office space at 111 U.S. locations containing an aggregate of approximately 2.3 million square feet located in 28 states and the District of Columbia. In three countries outside the U.S., we leased office space at six locations containing an aggregate of approximately 35,000 square feet. Our leases expire primarily within the next five years, with the exception of five leases in Northern Virginia and one lease outside of Northern Virginia, which will expire within the next six to ten years. We anticipate that most of these leases will be renewed or replaced by other leases. All of our offices are in reasonably modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

We maintain our corporate headquarters in approximately 118,000 square feet of space at 1100 North Glebe Road, Arlington, Virginia. See note 14, Leases, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information regarding our lease commitments.

We acquired certain real estate in Dayton, Ohio in connection with the purchase of MTL Systems, Inc. in January, 2004. The real estate consists of 2.6 acres, a 7,110 square foot garage, and a 36,360 square foot two-story office building.

Item 3. Legal Proceedings

Saleh, et al.v. Titan Corp., et. al.

Plaintiffs filed a twenty-six count class-action complaint on June 9, 2004, originally on behalf of seven named Plaintiffs and a class of similarly situated Plaintiffs, against a number of corporate Defendants and individual corporate employees. The complaint, originally filed in the United States District Court for the Southern District of California, named CACI International Inc, CACI, INC.-FEDERAL, and CACI N.V. as Defendants, along with Titan Corporation. The complaint also named CACI Premier Technology, Inc. employee Stephen A. Stefanowicz as a Defendant.

Plaintiffs alleged, inter alia, that Defendants formed a conspiracy to increase demand for interrogation services in Iraq and violated U.S. domestic and international law. Plaintiffs seek, inter alia, declaratory relief, a permanent injunction against contracting with the government, compensatory damages, treble damages and attorney’s fees.

Plaintiffs subsequently amended their complaint several times and the action was ultimately transferred to the United States District Court for the District of Columbia. In March 2006, Plaintiffs filed a third amended complaint adding several new counts, adding CACI Premier Technology, Inc. as a Defendant, dropping CACI, N.V. as a Defendant, and adding two former CACI Premier Technology employees, Timothy Dugan and Daniel Johnson, as Defendants. On June 29, 2006, the Court entered an Order granting the Defendants’ motions to dismiss with respect to numerous claims, and granting the motions of the three individual Defendants to dismiss for lack of personal jurisdiction. Finally, the Court consolidated the Saleh and Ibrahim (noted below) actions for discovery purposes only.

On August 4, 2006, the CACI Defendants filed a summary judgment motion. On November 6, 2007, the Court issued its order denying CACI’s motion for summary judgment. On December 6, 2007, the Court denied Plaintiffs’ motion to have the action proceed as a class action. On December 17, 2007, the Court certified its November 6, 2007 Memorandum Order denying CACI’s motion for summary judgment for interlocutory appeal. On January 2, 2008, CACI filed a petition with the United States Court of Appeals for the District of Columbia Circuit asking for acceptance of an interlocutory appeal of the Court’s November 6, 2007 Memorandum Order. On January 4, 2008, CACI filed a Notice of Appeal to the United States Court of Appeals for the District of Columbia Circuit from the Court’s November 6, 2007 Memorandum Order.

On December 17, 2007, Plaintiffs filed a fourth amended complaint. On January 4, 2008, CACI filed a motion to dismiss the fourth amended complaint.

On December 21, 2007, the Court granted Titan’s motion for entry of a final judgment of the November 6, 2007 Memorandum Order as to Titan, and on January 17, 2008, Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the District of Columbia Circuit from that final judgment in favor of Titan.

CACI filed a motion with the United States Court of Appeals for the District of Columbia Circuit to pursue an interlocutory appeal of the decision denying its summary judgment motion. In February 2008, the United States District Court for the District of Columbia granted CACI’s motion to have all trial court proceedings adjourned until all appeals in the action are resolved. On March 17, 2008, the United States Court of Appeals for the District of Columbia Circuit granted CACI’s request for an interlocutory appeal.

On July 28, 2008, CACI submitted its brief to the United States Court of Appeals for the District of Columbia Circuit regarding its interlocutory appeal of the decision denying its summary judgment motion. CACI intends to file on or before October 31, 2008 a brief intervening in Plaintiff’s appeal of the District Court’s decision granting Titan’s summary judgment motion.

Ibrahim, et al. v. Titan Corp. et. al.

Plaintiffs filed a nine-count complaint on July 27, 2004 in the United States District Court for the District of Columbia. Plaintiffs are five Iraqis who claim they suffered significant physical injury, emotional distress, and/or wrongful death while they or their family members were held at Abu Ghraib prison in Iraq. The lawsuit names CACI International Inc, CACI, INC.-FEDERAL, and CACI N.V. as Defendants, along with Titan Corporation.

On August 12, 2005, the United States District Court for the District of Columbia issued a Memorandum Opinion dismissing many of the claims. Subsequently, CACI Premier Technology, Inc. was substituted as a Defendant in lieu of CACI International Inc, CACI, INC.-FEDERAL and CACI N.V.

In December 2005, CACI filed a motion for summary judgment. On November 6, 2007, the Court issued its order, denying CACI’s motion for summary judgment. On December 17, 2007, the Court certified its

November 6, 2007 Memorandum Order denying CACI’s motion for summary judgment for interlocutory appeal. On January 2, 2008, CACI filed a petition with the United States Court of Appeals for the District of Columbia Circuit asking for acceptance of an interlocutory appeal of the Court’s November 6, 2007 Memorandum Order. On January 4, 2008, CACI filed a Notice of Appeal to the United States Court of Appeals for the District of Columbia Circuit from the Court’s November 6, 2007 Memorandum Order.

On December 21, 2007, the Court granted Titan’s motion for entry of a final judgment of the November 6, 2007 Memorandum Order as to Titan, and on January 17, 2008, Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the District of Columbia Circuit from the November 6, 2007 Memorandum Order.

On December 17, 2007, Plaintiffs filed a third amended complaint. On January 4, 2008, CACI filed a motion to dismiss the third amended complaint. On January 29, 2008, the Court granted Plaintiffs’ motion to adjourn the deadline for responding to the motion to dismiss until thirty days after final disposition of the pending appeals.

CACI filed a motion with the United States Court of Appeals for the District of Columbia Circuit to pursue an interlocutory appeal of the decision denying its summary judgment motion. On March 17, 2008, the United States Court of Appeals for the District of Columbia Circuit granted CACI’s request for an interlocutory appeal.

On July 28, 2008, CACI submitted its brief to the United States Court of Appeals for the District of Columbia Circuit regarding its interlocutory appeal of the decision denying its summary judgment motion. CACI intends to file on or before October 31, 2008 a brief intervening in Plaintiff’s appeal of the District Court’s decision granting Titan’s summary judgment motion.

Al-Janabi v. L-3 Communications et. al.

On May 5, 2008, Plaintiff filed a twenty-count complaint in the United States District Court for the Central District of California. Plaintiff is an Iraqi who claims that he suffered significant physical injury and emotional distress while held at Abu Ghraib prison in Iraq. The lawsuit names CACI International Inc, CACI Premier Technology, Inc., and former CACI employee Stephen A. Stefanowicz as Defendants, along with L-3 Communications. The complaint alleges that the Defendants conspired with U.S. military personnel to engage in illegal treatment of Iraqi detainees. The complaint does not allege any interaction between Plaintiff and any CACI employee. Plaintiff seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.

On June 27, 2008, CACI filed a motion to transfer the lawsuit to the United States District Court for the Eastern District of Virginia. CACI’s motion is currently pending.

Al-Quraishi v. L-3 Services, Inc. et. al.

On June 30, 2008, Plaintiff filed a twenty-count complaint in the United States District Court for the District of Maryland. Plaintiff is an Iraqi who claims that he suffered significant physical injury and emotional distress while held at Abu Ghraib prison in Iraq. The lawsuit names CACI International Inc and CACI Premier Technology, Inc. as Defendants, along with L-3 Communications and Adel Nakhila, a former employee of L-3 Services. The complaint alleges that the Defendants conspired with U.S. military personnel to engage in illegal treatment of Iraqi detainees. The complaint does not allege any interaction between Plaintiff and any CACI employee. Plaintiff seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees. On August 11, 2008, Plaintiff moved to dismiss CACI from the action.

Al Shimari v. L-3 Services, Inc. et. al.

On June 30, 2008, Plaintiff filed a twenty-count complaint in the United States District Court for the Southern District of Ohio. Plaintiff is an Iraqi who claims that he suffered significant physical injury and emotional distress while held at Abu Ghraib prison in Iraq. The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc. The complaint alleges that the Defendants conspired with U.S. military personnel to engage in illegal treatment of Iraqi detainees. The complaint does not allege any interaction between Plaintiff and any CACI employee. Plaintiff seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees. On August 8, 2008, the court granted CACI’s motion to transfer the action to the United States District Court for the Eastern District of Virginia.

Al-Ogaidi v. L-3 Services, Inc. et. al.

On June 30, 2008, Plaintiff filed a twenty-count complaint in the United States District Court for the Western District of Washington. Plaintiff is an Iraqi who claims that he suffered significant physical injury and emotional distress while held at Abu Ghraib prison in Iraq. The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Daniel E. Johnson as Defendants, along with L-3 Services, Inc. The complaint alleges that the Defendants conspired with U.S. military personnel to engage in illegal treatment of Iraqi detainees. The complaint does not allege any interaction between Plaintiff and any CACI employee. Plaintiff seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees. On August 12, 2008, the court granted CACI’s motion to transfer the action to the United States District Court for the Eastern District of Virginia.

We are vigorously defending the above-described legal proceedings, and, based on our present knowledge of the facts, believe the lawsuits are completely without merit.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended June 30, 2008, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol “CAI”.

The ranges of high and low sales prices of our common stock quoted on the New York Stock Exchange for each quarter during the fiscal years ended June 30, 2008 and 2007 were as follows:

	2008		2007
Quarter	High	Low	High	Low
1st	$52.83	$43.32	$59.80	$47.26
2nd	$55.01	$43.15	$62.02	$53.64
3rd	$46.87	$38.89	$57.55	$44.40
4th	$53.95	$43.70	$52.36	$42.04

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

As of August 22, 2008, the number of stockholders of record of our common stock was approximately 390. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

We administer an employee stock purchase plan (ESPP) under which eligible employees may purchase shares of common stock at a discount as provided by the plan. To provide the shares purchased under the plan, we either repurchase outstanding shares on the open market or issue shares previously acquired and held in treasury. Repurchased shares are acquired on a quarterly basis, generally within two weeks of the end of each quarter, and are distributed within three days thereafter to employees purchasing shares. Set forth below are equity securities purchased during the three months ended June 30, 2008 in order to satisfy our obligations under the ESPP:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2008	22,251	$46.00	557,594	192,406
May 2008	—	—	—	—
June 2008	—	—	—	—

Total	22,251	$46.00	557,594	192,406

To provide shares to a participant under our director stock purchase plan whose restricted grants vested during the fiscal year, we issued 535 shares of common stock from treasury.

The following graph compares the cumulative 5-year total return to shareholders on CACI International Inc’s common stock relative to the cumulative total returns of the Russell 1000 index and the DJ Wilshire Computer Services index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2003 and tracks it through June 30, 2008.

	June 30,
	2003	2004	2005	2006	2007	2008
CACI International Inc	100.00	117.90	184.14	170.06	142.42	133.44
Russell 1000	100.00	119.48	128.95	140.66	169.40	148.46
DJ Wilshire Computer Services	100.00	108.29	98.11	105.68	141.55	149.58

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements for each of the fiscal years in the five year period ended June 30, 2008. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and the notes thereto included in Part II in this Annual Report on Form 10-K.

Income Statement Data

	Year Ended June 30,
	2008	2007	2006	2005	2004
	(amounts in thousands, except per share data)
Revenue	$2,420,537	$1,937,972	$1,755,324	$1,623,062	$1,145,785
Costs of revenue	2,257,708	1,792,119	1,605,044	1,480,930	1,050,698
Net income	83,323	78,532	84,840	79,725	57,714

Earnings per common share and common share equivalent:
Basic:
Weighted-average shares outstanding	30,058	30,643	30,242	29,675	29,051
Net income	$2.77	$2.56	$2.81	$2.69	$1.99
Diluted:
Weighted-average shares and equivalent shares outstanding	30,606	31,256	31,161	30,568	29,877
Net income	$2.72	$2.51	$2.72	$2.61	$1.93

Balance Sheet Data

	Year ended June 30,
	2008	2007	2006	2005	2004
	(amounts in thousands)
Total assets	$1,902,653	$1,791,947	$1,368,090	$1,206,639	$1,154,304
Long-term liabilities	694,498	683,079	411,366	376,861	423,553
Working capital	312,555	413,982	238,464	284,186	208,195
Shareholders’ equity	917,885	813,847	745,359	621,034	506,490

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

Overview

We are a leading provider of professional services and information technology solutions to the U.S. government. We derived 95.0 percent of our revenues during the year ended June 30, 2008 from contracts with U.S. government agencies, including 74.7 percent from DoD customers, and 20.3 percent from U.S. federal civilian agency customers including the Department of Homeland Security. We also provide services to state and local governments and commercial customers.

For the year ended June 30, 2008, approximately 81.9 percent of our U.S. government revenue was from contracts where we were the lead, or “prime,” contractor. Our contract base has approximately 700 active contracts and more than 2,600 active task orders. For the year ended June 30, 2008, no single task order or contract accounted for more than 10 percent of our revenues. We have a diverse mix of contract types, with 50.9 percent, 27.8 percent, and 21.3 percent of our revenues for the year ended June 30, 2008, derived from time-and-materials, cost-plus and fixed-price contracts, respectively. We generally do not pursue fixed-price software development contracts that may create financial risk.

In the near term, we face some uncertainties due to the current business environment. We continue to experience a number of protests of major contract awards. In addition, many of our federal government contracts require us to have security clearances and employ personnel with specific levels of education, work experience, and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense. In addition, a shift of expenditures away from programs that we support could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty, or to decide not to exercise options to renew contracts. Among the factors that could affect our federal government contracting business are the continued demand and priority of funding for combat operations in Iraq and Afghanistan, an increase in set-asides for small businesses, and budgetary priorities limiting or delaying federal government spending in general.

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

Revenue Recognition/Contract Accounting

We generate almost all of our revenue from three different types of contractual arrangements: cost-plus-fee contracts, time-and-materials contracts, and fixed-price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of allowable costs incurred plus an estimate of the applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, and that are subject to the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance. For such cost-plus-fee contracts subject to the provisions of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), we recognize the relevant portion of the fee upon customer approval. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered for services provided, to the extent of material cost for products delivered to customers, and to the extent of expenses incurred on behalf of the customers. Shipping and handling fees charged to the customers are recognized as revenue at the time products are delivered to the customers.

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

Our contracts may include the provision of more than one of our services. In these situations, we apply the guidance of FASB’s Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by other authoritative literature.

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

Goodwill Valuation

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No. 144).

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

We perform our annual testing for impairment of goodwill and other intangible assets as of June 30 of each year. Based on testing performed as of June 30, 2008, there were no indications of impairment.

Stock-Based Compensation

We issue stock settled stock appreciation rights (SSARs) (non-qualified stock options (NQSOs) through May 2007) and shares of restricted stock and restricted stock units (RSUs), on an annual basis to our directors and key employees under our 2006 Stock Incentive Plan. We also issue equity instruments in the form of RSUs under our Management Stock Purchase Plan and Director Stock Purchase Plan. With the exception of SSARs that were granted in June and July of 2007 to the Company’s Chief Executive Officer; President, U.S. Operations; and Chief Operating Officer, U.S. Operations with a market-based vesting feature, compensation expense attributable to SSARs and NQSOs is generally computed using the Black-Scholes valuation model. SSARs containing market-based vesting features were valued with a binomial lattice model. Assumptions relating to volatility are based on an analysis of our historical volatility. Through June 30, 2007, assumptions related to the expected term of NQSOs were based on a safe-harbor approach which allowed companies to assume an expected term at the mid-point between the end of the vesting period and the final expiration of the NQSOs. Beginning with SSARs issued during the year ended June 30, 2008, the safe harbor is no longer permissible and the expected term of SSARs issued during the year ended June 30, 2008 was based on an analysis of our historical NQSO exercises. The expected lives of future grants of SSARs containing market-based vesting features, if any, will be based on both historical exercise trends and expected exercise rates at various stock price levels.

Under the terms of current SSAR/stock option and RSU/restricted stock agreements, grantees retiring at or after age 65 will vest in 100 percent of their awards. We recognize the expense associated with stock options, SSARs, restricted stock and RSUs granted to employees who have reached age 65 in full at the time of grant. We recognize the expense associated with stock options, SSARs, restricted stock and RSUs granted to employees nearing retirement age ratably over the period from the date of grant to the date the grantee is eligible for retirement. This treatment is referred to as the non-substantive vesting method and is applied even if the employee has remained or plans to remain an employee of the Company beyond the eligible retirement age.

Results of Operations

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

Consolidated Statements of Operations

Years ended June 30, 2008, 2007, 2006

							Year to Year Change
	2008	2007	2006	2008	2007	2006	2007 to 2008		2006 to 2007
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(dollar amounts in thousands)
Revenue	$2,420,537	$1,937,972	$1,755,324	100.0%	100.0%	100.0%	$482,565	24.9%	$182,648	10.4%

Costs of revenue
Direct costs	1,625,591	1,267,677	1,134,951	67.1	65.4	64.6	357,914	28.2	132,726	11.7
Indirect costs and selling expenses	584,600	485,359	436,656	24.2	25.1	24.9	99,241	20.4	48,703	11.2
Depreciation and amortization	47,517	39,083	33,437	2.0	2.0	1.9	8,434	21.6	5,646	16.9

Total costs of revenue	2,257,708	1,792,119	1,605,044	93.3	92.5	91.4	465,589	26.0	187,075	11.7

Income from operations	162,829	145,853	150,280	6.7	7.5	8.6	16,976	11.6	(4,427)	(2.9)
Interest expense, net	25,198	20,585	17,279	1.0	1.0	1.0	4,613	22.4	3,306	19.1

Net income before income taxes	137,631	125,268	133,001	5.7	6.5	7.6	12,363	9.9	(7,733)	(5.8)
Income taxes	54,308	46,736	48,161	2.3	2.4	2.8	7,572	16.2	(1,425)	(3.0)

Net income	$83,323	$78,532	$84,840	3.4%	4.1%	4.8%	$4,791	6.1%	$(6,308)	(7.4)%

Revenue

For FY2008, our total revenue increased by $482.6 million, or 24.9 percent. Approximately 13.8 percent, or $268.1 million, of revenue growth was organic and resulted from an increase in services provided to a broad base of DoD, intelligence, and federal civilian agency customers. The remaining 11.1 percent increase, or $214.5 million, was from acquisitions completed in FY2007 and FY2008.

During FY2007, total revenue increased by $182.6 million, or 10.4 percent. Approximately 1.2 percent, or $21.9 million, of revenue growth was organic and resulted primarily from increases in services and solutions provided to our DoD customers. The remaining 9.2 percent, or $160.7 million, of the FY2007 revenue growth was generated by acquisitions completed in FY2007 and FY2006.

Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue for FY2008 and FY2007 is as follows (in millions):

Business Acquired	2008	2007
The Wexford Group International, Inc. (WGI)	$98.4	$—
Athena Innovative Solutions, Inc. (AIS)	74.7	—
Dragon Development Corporation (DDC)	21.5	—
Institute for Quality Management, Inc (IQM)	12.6	1.2
Information Systems Support, Inc. (ISS)	—	96.0
AlphaInsight	—	40.0
National Security Research, Inc. (NSR)	—	6.3
Others	7.3	17.2

Total	$214.5	$160.7

The following table summarizes revenue earned by each of the customer groups for the three most recent fiscal years:

	Year ended June 30,
	2008		2007		2006
	(dollar amounts in thousands)
Department of Defense	$1,807,546	74.7%	$1,393,735	71.9%	$1,282,582	73.1%
Federal civilian agencies	491,275	20.3	431,752	22.3	374,502	21.3
Commercial and other	101,839	4.2	91,946	4.7	73,644	4.2
State and local governments	19,877	0.8	20,539	1.1	24,596	1.4

Total	$2,420,537	100.0%	$1,937,972	100.0%	$1,755,324	100.0%

Revenue from DoD customers increased 29.7 percent, or $413.8 million, to $1.8 billion for FY2008 as compared to FY2007. The aforementioned acquisitions accounted for 40.7 percent of this total growth, contributing $168.6 million. DoD revenue includes that earned for services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the combat operations in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy, such as services to support the Navy’s automatic identification technologies and a mine countermeasure program that protects its fleet.

Revenue from DoD customers increased 8.7 percent, or $111.2 million, to $1.4 billion for FY2007 as compared to FY2006. The aforementioned acquisitions accounted for 81.6 percent of this growth, contributing $90.7 million.

Revenue from federal civilian agencies increased $59.5 million, or 13.8 percent, to $491.3 million during FY2008 as compared to FY2007. The primary revenue growth drivers in this area came from acquisitions, which accounted for 66.1 percent of the increase. Approximately 15.1 percent of federal civilian agency revenue for the year was derived from the Department of Justice (DoJ), for whom we provide litigation support services. Revenue from DoJ was $74.0 million in FY2008 versus $66.6 million in FY2007. The increase in revenue earned from DoJ resulted primarily from services provided to support DoJ efforts involving litigation resulting from Hurricane Katrina. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

During FY2007 as compared to FY2006, revenue from federal civilian agencies increased $57.3 million, or 15.3 percent, to $431.8 million. The primary revenue growth drivers in this area came from acquisitions, which accounted for 83.1 percent of the increase. Approximately 15.4 percent of federal civilian agency revenue for the year was derived from DoJ. Revenue from DoJ was $66.6 million in FY2007 versus $79.0 million in FY2006. The decrease in revenue earned from DoJ resulted primarily from the reduced level of services provided to support both DoJ litigation efforts involving the tobacco industry and the Department of Energy.

Commercial and other revenue increased 10.8 percent, or $9.9 million, to $101.8 million in FY2008 as compared to FY2007. Commercial revenue is derived from both international and domestic operations. In FY2008, international operations accounted for 91.1 percent, or $92.8 million, of the total commercial revenue, while domestic operations accounted for 8.9 percent, or $9.0 million. The increase in commercial revenue was primarily from our operations in the U.K., which increased by 15.3 percent, or $12.3 million. Growth in the U.K. was generated by three acquisitions completed in FY2008 and favorable exchange rates.

Commercial revenue increased 24.9 percent, or $18.3 million, to $91.9 million in FY2007 as compared to FY2006. In FY2007, international operations accounted for 87.6 percent, or $80.5 million, of the total commercial revenue, while domestic operations accounted for 12.4 percent, or $11.4 million. The increase in commercial revenue was primarily from our U.K. operations, which increased by 28.2 percent, or $17.7 million. Growth in the U.K. was generated by two acquisitions completed in FY2006 and favorable exchange rates.

Revenue from state and local governments decreased by 3.2 percent, or $0.7 million during FY2008, as compared to FY2007. In FY2007 as compared to FY2006, revenue from state and local governments decreased by 16.5 percent, or $4.1 million. These decreases are attributable to a decreased demand for our information technology services that were provided across a number of states. Revenue from state and local governments represented 0.8 percent and 1.1 percent of our total revenue in FY2008 and FY2007, respectively. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations

Operating income increased 11.6 percent, or $17.0 million, in FY2008 as compared to FY2007. Our operating margin in FY2008 was 6.7 percent compared to 7.5 percent a year earlier. The decline in income from operations as a percentage of revenue was due primarily to an increase in subcontract labor and materials as a percent of total direct costs. These generate a lower margin than our direct labor. In FY2007 as compared to FY2006, operating income decreased 2.9 percent, or $4.4 million. Our operating margin in FY2007 was 7.5 percent, compared to 8.6 percent a year earlier. This decrease in margin rate also relates primarily to an increase in subcontract labor and materials as a percent of total direct costs.

During the fiscal years ended June 30, 2008, 2007, and 2006, as a percentage of revenue, total direct costs were 67.1 percent, 65.4 percent, and 64.6 percent, respectively. The year-to-year increases in direct costs as a percentage of revenue have been driven primarily by an increase in the use of subcontractors. These costs are common in our industry, are typically incurred in response to specific client tasks, and may vary from period to period.

The single largest component of direct costs, direct labor, was $670.3 million, $548.5 million and $507.5 million in FY2008, FY2007, and FY2006, respectively. The increase in direct labor during the last three fiscal years is attributable to the organic growth in our federal government business both in the DoD and federal civilian agencies, and to acquisitions. Other direct costs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses, were $955.3 million, $719.1 million, and $627.4 million in FY2008, FY2007, and FY2006, respectively. The year over year increases were primarily the result of increased volume of tasking across all of our major service offerings including the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor and other discretionary costs. As a percentage of revenue, indirect costs and selling expenses were 24.2 percent, 25.1 percent and 24.9 percent for FY2008, FY2007, and FY2006, respectively. The fluctuation in percentage experienced during these fiscal years is primarily the result of integrating acquired businesses while controlling our various indirect and general and administrative expenses in these periods of growth. A component of indirect costs and selling expenses is stock compensation. Total stock compensation expense was $17.6 million, $13.0 million, and $15.5 million for the fiscal years ended June 30, 2008, 2007, and 2006, respectively. The increase in stock compensation expense from FY2007 to FY2008 was due to a higher level of grants in FY2008 as compared to FY2007.

Depreciation and amortization expense increased $8.4 million, or 21.6 percent, in FY2008 as compared to FY2007. The increase was primarily attributable to the amortization of the identifiable intangible assets acquired with the business combinations completed during FY2007 and FY2008. In FY2007 as compared to FY2006, depreciation and amortization expense increased $5.6 million or 16.9 percent primarily from the amortization of acquired intangible assets.

Net interest expense increased $4.6 million, or 22.4 percent in FY2008, as compared to FY2007. The primary driver for the increase was the issuance of $300 million of convertible notes in May 2007. This increase was partially offset by lower interest on the 2004 Credit Facility due to a lower effective interest rate and interest income generated from cash on hand.

Net interest expense increased $3.3 million, or 19.1 percent, in FY2007 as compared to FY2006. The primary driver for the increase was an approximate 1.0 percent increase in the weighted-average interest rate, excluding the effects of two interest rate swap agreements, of our average borrowings. Net interest expense also increased as a result of the issuance of $300 million of convertible notes in May 2007.

The effective income tax rates in FY2008, FY2007, and FY2006, were 39.5 percent, 37.3 percent, and 36.2 percent, respectively. The higher tax rate in FY2008 as compared to FY2007 related primarily to the impact of non-deductible losses on corporate-owned life insurance policies and lower research and development credits in FY2008 due to the expiration of Internal Revenue Code Section 41 as of December 31, 2007. These were partially offset by a reduction in state tax expense related to a review that resulted in recording additional state deferred tax assets.

Quarterly Financial Information

Quarterly financial data for the two most recent fiscal years is provided in note 24, Quarterly Financial Data, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Effects of Inflation

Based on our contract mix reported for FY2008, approximately 28 percent of our business is conducted under cost-reimbursable contracts which automatically adjust revenue to cover costs that are affected by inflation. Approximately 51 percent of our revenue is earned under time-and-material contracts, where labor rates for many of the services provided are often fixed for several years. Under certain time-and-material contracts containing indefinite-delivery, indefinite-quantity procurement arrangements, we do adjust labor rates annually as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our time-and-materials and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled

$160.1 million, $168.0 million and $107.1 million for the years ended June 30, 2008, 2007 and 2006, respectively.

Effective May 16, 2007, we issued the Notes, which mature on May 1, 2014, in a private placement pursuant to Rule 144A of the Securities Act of 1933. The Notes are subordinate to our senior secured debt, and interest on the Notes is payable on May 1 and November 1 of each year. The registration statement we filed with the SEC to register resales of the Notes and the common stock issuable upon conversion of the Notes became effective on October 11, 2007.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of June 30, 2008, none of the conditions permitting conversion of the Notes had been satisfied.

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

The contingently issuable shares are not included in our diluted share count for the fiscal year ended June 30, 2008 or 2007, because our average stock price during those periods was below the conversion price. Debt issuance costs of approximately $7.8 million are being amortized to interest expense over seven years. Upon closing of the sale of the Notes, approximately $45 million of the net proceeds was used to concurrently repurchase one million shares of our common stock.

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

For income tax reporting purposes, the Notes and the Call Options are integrated. This creates an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options will be accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $32.8 million to be realized for income tax reporting purposes over the term of the Notes was reflected as an increase in additional paid-in-capital and a long-term deferred tax asset.

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

In May 2008, the FASB issued FSP 14-1. This new standard will require the Company to separately account for the liability and equity (conversion option) components of the Notes, and to recognize interest expense on the Notes using an interest rate in effect for comparable debt instruments that do not contain conversion features. The interest rate to be used under the new standard will be significantly higher than the rate which is currently used, which is equal to the coupon rate of 2.125 percent.

FSP 14-1 is effective for the Company’s fiscal year beginning July 1, 2009, and will require retrospective application to the date the Notes were issued. Had this new standard been effective for the fiscal year ended June 30, 2008, the Company estimates that its interest expense would have increased by approximately $10.5 million, and its diluted earnings per share would have decreased by approximately $0.21 per share. FSP 14-1 will have no direct effect on the Company’s cash flow.

We also maintain a $550 million credit facility (the 2004 Credit Facility), which includes a $200 million revolving credit facility (the Revolving Facility), and a $350 million institutional term loan (the Term Loan). The initial borrowings under the 2004 Credit Facility were $422.6 million, of which $335.1 million was outstanding under the Term Loan at June 30, 2008.

The Revolving Facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200 million, with annual sublimits on amounts borrowed for acquisitions. The Revolving Facility contains an accordion feature under which the facility may be expanded to $300 million with current lenders of the Revolving Facility by providing advanced written notice to the administrative agent or we could solicit new lenders with agent approval. The Revolving Facility permits one, two, three and six month interest rate options. We pay a fee on the unused portion of this facility. Repayment of any outstanding balance under the Revolving Facility, together with accrued interest thereon, is due in full May 3, 2009, at which time the Revolving Facility will terminate. As of June 30, 2008, we had no borrowings under the Revolving Facility.

The Term Loan portion of the 2004 Credit Facility is a seven-year secured facility under which principal payments are due in quarterly installments of $0.9 million at the end of each fiscal quarter through March 2011, and the balance of $325.5 million is due in full on May 3, 2011.

Interest rates for both Revolving Facility and Term Loan borrowings are based on the London Inter-Bank Offered Rate (LIBOR), or the higher of the prime rate, or federal funds rate, plus applicable margins. Margin and unused fee rates are determined quarterly based on our leverage ratios. We are expected to operate within certain limits on leverage, net worth and fixed-charge coverage ratios throughout the term of the 2004 Credit Facility. The total costs associated with securing the 2004 Credit Facility, as amended, were approximately $8.7 million, and are being amortized over the life of the 2004 Credit Facility.

We also have amounts due under a mortgage note payable that was assumed in January 2004, and promissory notes payable issued in connection with the May 2006 acquisition of Sophron. The amount of reported principal due under the mortgage note payable and the promissory notes payable were $0.6 million and $6.5 million, respectively, as of June 30, 2008. The promissory notes payable mature on June 30, 2010, but portions of these notes may be put back to the Company beginning January 1, 2010. The holders have the right to request payment of up to 50 percent of outstanding note principal beginning January 1, 2010, and up to 100 percent at any time between April 6, 2010 and the stated due date of June 30, 2010.

We also maintain two lines of credit in addition to the Revolving Facility, one in the U.K., and one under a joint venture. The total amount available under the line-of-credit facility in the U.K., which is scheduled to expire in December 2008, is approximately $1.0 million. The amount available under the joint venture’s line of credit is $1.5 million, and is scheduled to expire in September 2011. As of June 30, 2008, the Company had $0.4 million outstanding under the joint venture’s line, and no borrowings under the U.K.’s line.

In June 2008, our Board of Directors approved a share repurchase program for up to $20 million of our common stock. Repurchases may take place from time to time on the open market, which may include the use of 10b5-1 trading plans or through negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. The program does not require us to purchase any specific number or amount of shares. We may suspend the program at any time without notice.

Cash and cash equivalents were $120.4 million and $285.7 million as of June 30, 2008 and 2007, respectively. The decrease in cash and cash equivalents was primarily attributable to the acquisitions completed in FY2008. In addition, cash and cash equivalents at June 30, 2007 included $49.0 million of cash paid in July 2007 in connection with the acquisition of WGI. Working capital was $312.6 million and $414.0 million as of June 30, 2008 and 2007, respectively. Our operating cash flow was $160.1 million for FY2008, compared to $168.0 million for the same period a year ago. The current year decrease in operating cash flow results from strong organic growth in FY2008. Increasing organic growth consumes operating cash flow that is necessary to fund expanding business operations. Days-sales outstanding improved to 60 at June 30, 2008, compared to 66 for the same period a year ago.

We used $329.3 million and $116.2 million of cash in investing activities during FY2008 and FY2007, respectively. The increase in FY2008 was attributed to the larger acquisitions completed during FY2008 as compared to those completed in FY2007. In addition, although the WGI acquisition was completed in FY2007, $49.0 million of the purchase price was paid in FY2008.

Purchases of office and computer related equipment of $13.6 million and $7.9 million in FY2008 and FY2007, respectively, accounted for a majority of the remaining funds used in investing activities. We have relatively low capital expenditure requirements for our business, and expect these expenditures in the coming years to remain consistent with the levels reported in recent fiscal years.

Cash provided by financing activities totaled $4.1 million and $208.0 million during FY2008 and FY2007, respectively. During FY2007 financing activities reflect the sale of the Notes. We used $45.5 million of cash from the sales of the Notes to repurchase one million shares of our common stock.

Cash flows from financing activities continued to benefit from proceeds received from the exercise of stock options, and purchases of stock under our ESPP. Proceeds from these activities totaled $8.3 million and $13.9 million during FY2008 and FY2007, respectively. These were offset by cash used to purchase stock to fulfill obligations under the ESPP. Cash used to acquire stock under the ESPP was $2.0 million and $4.7 million during FY2008 and FY2007, respectively. This decrease was primarily due to the use of shares held in treasury to fulfill the Company’s obligations under the ESPP for the second and third quarters of FY2008.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. With the exception of a building acquired in connection with an acquisition completed during the year ended June 30, 2004, we have financed the use of all of our office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see note 14 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. The 2004 Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of June 30, 2008, we had no outstanding letters of credit. We have no other material off-balance sheet financing arrangements.

The following table summarizes our contractual obligations as of June 30, 2008 that require us to make future cash payments:

	Payments Due By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(amounts in thousands)
Contractual obligations:
Term loan(1)	$335,125	$3,500	$331,625	$—	$—
Fixed rate note(1)	6,451	—	6,451	—	—
Convertible notes(1)	300,000	—	—	—	300,000
Joint venture credit facility(1)	400	—	—	400	—
Operating leases(2)	145,099	33,866	48,097	29,327	33,809
Other long-term liabilities reflected on our balance sheet under GAAP
Other notes payable(1)	647	49	106	120	372
Deferred compensation(3)	43,885	2,145	3,186	2,814	35,740

Total	$831,607	$39,560	$389,465	$32,661	$369,921

(1)	See note 13 to our consolidated financial statements for additional information regarding debt and related matters.
(2)	See note 14 to our consolidated financial statements for additional information regarding operating lease commitments.
(3)	This liability is substantially offset by investments held by the plan provider to be reimbursed to us upon the payment of the liability to the plan participant. See note 20 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. A one percent change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $1.9 million for the fiscal year ended June 30, 2008.

We seek to manage these fluctuations, in part, through interest rate hedging agreements. As of June 30, 2008, we were party to two interest rate swap agreements and one interest rate cap agreement with a total notional amount of debt of $168.0 million that provide fixed-rate payments in lieu of floating rate payments. We continue to monitor market conditions to determine if additional interest rate swap or cap agreements are appropriate.

Approximately 3.8 percent and 4.2 percent of our total revenues in FY2008 and FY2007, respectively, were derived from our international operations in the U.K. Our practice in the U.K. is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of June 30, 2008 we held pounds sterling in the U.K. equivalent to approximately $11.7 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2008. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

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

With the participation of our CEO and CFO, we performed an evaluation of the effectiveness of the internal control over financial reporting to comply with the rules on internal control over financial reporting issued pursuant to the Sarbanes-Oxley Act of 2002. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that, as of June 30, 2008, our internal control over financial reporting was effective based on those criteria. In addition, our independent registered public accounting firm evaluated the effectiveness of our internal control over financial reporting. Management’s report on the effectiveness of internal control over financial reporting, and the independent auditors’ report on internal control over financial reporting, are included in Part IV of this report.

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

PART III

The Information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, as set forth below:

Item 10. Officers, Directors and Executive Officers of the Registrant

Except for the specific disclosures below, the information required by this Item 10 is included under the headings “Executive Officers” and “Corporate Governance” in our 2008 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2008 (2008 Proxy Statement) and is incorporated by reference.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. That code, our Standards of Ethics and Business Conduct, can be found posted in the “Investors” section of our website at www.caci.com and a printed copy of such code will be furnished free of charge to any shareholder who requests a copy.

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

Corporate Governance Guidelines

We have adopted a set of corporate governance guidelines in accordance with the requirements of Section 303A of the New York Stock Exchange Listed Company Manual. Those guidelines can be found posted on our website at www.caci.com and a printed copy will be furnished free of charge to any shareholder who requests a copy.

Item 11. Executive Compensation

The information required by this Item 11 is included in the text and tables under the caption “Compensation Discussion and Analysis” in our 2008 Proxy Statement and is incorporated by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The information required by this Item 12 is included under the headings “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our 2008 Proxy Statement and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is included under the headings “Corporate Governance” and “Compensation Discussion and Analysis” in our 2008 Proxy Statement and is incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included under the heading “Independent Auditor Fees” in our 2008 Proxy Statement and is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

1.	Financial Statements

A.	Report of Management on Internal Control Over Financial Reporting

B.	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

C.	Report of Independent Registered Public Accounting Firm

D.	Consolidated Statements of Operations for the fiscal years ended June 30, 2008, 2007, and 2006

E.	Consolidated Balance Sheets as of June 30, 2008 and 2007

F.	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2008, 2007 and 2006

G.	Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2008, 2007 and 2006

H.	Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2008, 2007 and 2006

I.	Notes to Consolidated Financial Statements

2.	Supplementary Financial Data

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2008, 2007, and 2006

(b)	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc amended as of March 5, 2008.		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation, incorporated above as Exhibit 3.1.		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company.		8-K	July 11, 2003	4.1

4.3	Indenture, dated as of May 16, 2007, between CACI International Inc and The Bank of New York, including the form of Note.		8-K	May 16, 2007	4.1

4.4	Registration Rights Agreement, dated as of May 16, 2007, among CACI International Inc and J.P. Morgan Securities Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Wachovia Capital Markets, LLC.		8-K	May 16, 2007	4.2

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
4.5	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and Morgan Stanley & Co. International plc, as amended May 11, 2007.		8-K	May 16, 2007	4.3

4.6	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Morgan Stanley & Co. International plc, as amended May 11, 2007.		8-K	May 16, 2007	4.4

4.7	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and J.P. Morgan Chase Bank, National Association, as amended May 11, 2007.		8-K	May 16, 2007	4.5

4.8	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and J.P. Morgan Chase Bank, National Association, as amended May 11, 2007.		8-K	May 16, 2007	4.6

4.9	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and Bank of America, N.A., as amended May 11, 2007.		8-K	May 16, 2007	4.7

4.10	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Bank of America, N.A., as amended May 11, 2007.		8-K	May 16, 2007	4.8

10.1	The 1996 Stock Incentive Plan of CACI International Inc.*		S-8	February 15, 2005	4.3

10.2	Form of Stock Option Agreement between CACI International Inc and certain employees.*		10-K	September 27, 2002	10.10

10.3	Form of Performance Accelerated Stock Option Agreement between CACI International Inc and certain employees.*		10-K	September 27, 2002	10.11

10.4	The 2002 Employee Stock Purchase Plan of CACI International Inc, as amended.*		Def 14A	October 5, 2007	Appendix A

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.5	Amended and Restated Management Stock Purchase Plan of CACI International Inc.*	X

10.6	Amended and Restated Director Stock Purchase Plan of CACI International Inc.*	X

10.7	The Credit Agreement dated May 3, 2004, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		10-K	September 13, 2004	10.21

10.8	First Amendment dated May 18, 2005 to the Credit Agreement dated May 3, 2004, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 18, 2005	99

10.9	The Amended and Restated Asset Purchase Agreement dated February 16, 2006 between CACI International Inc, CACI, INC.-FEDERAL, CACI Acquisition, Inc., Information Systems Support, Inc., Young Yong Lee, AE Kyung Lee, Jack A. Garson, as Voting Trustee.		8-K	March 1, 2006	99b

10.10	2006 Stock Incentive Plan of CACI International Inc.*		Def 14A	October 13, 2006	Appendix A

10.11	Amended and Restated Severance Compensation Agreement dated December 13, 2006 between Paul M. Cofoni and CACI International Inc.*		10-Q	February 9, 2007	10.2

10.12	Amended and Restated Severance Compensation Agreement dated December 18, 2006 between William M. Fairl and CACI International Inc.*		10-Q	February 9, 2007	10.3

10.13	CACI Separation and Severance Agreement dated January 23, 2007 between Stephen L. Waechter and CACI, INC.-FEDERAL.		10-Q	February 9, 2007	10.5

10.14	Second Amendment, dated May 9, 2007, to the Credit Agreement dated as of May 3, 2004 among CACI International Inc, the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as Administrative Agent.		8-K	May 11, 2007	10.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.15	Purchase Agreement, dated May 10, 2007, among CACI International Inc and J.P. Morgan Securities Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Wachovia Capital Markets, LLC.		8-K	May 16, 2007	10.1

10.16	Stock Purchase Agreement by and among CACI International Inc, CACI, INC. – FEDERAL and The Wexford Group International, Inc. and the Stockholders of The Wexford Group International, Inc., dated May 30, 2007.		10-K	August 29, 2007	10.20

10.17	Amended and Restated Employment Agreement dated July 1, 2007 between J.P. London and CACI International Inc.*		10-K	August 29, 2007	10.21

10.18	Employment Agreement dated July 1, 2007 between Paul M. Cofoni and CACI International Inc.*		10-K	August 29, 2007	10.22

10.19	Severance Compensation Agreement dated July 1, 2007 between William M. Fairl and CACI International Inc.*		10-K	August 29, 2007	10.24

10.20	Severance Compensation Agreement dated October 1, 2007 between Thomas A. Mutryn and CACI International Inc.*		S-1/A	October 9, 2007	10.25

10.21	Severance Compensation Agreement dated October 1, 2007 between Randall C. Fuerst and CACI International Inc.*		S-1/A	October 9, 2007	10.26

10.22	Stock Purchase Agreement by and among Athena Holding LLC, Athena Holding Corp., Athena Innovative Solutions, Inc., CACI International Inc and CACI, Inc. – FEDERAL, dated September 19, 2007		S-1/A	October 9, 2007	10.27

10.23	Severance Compensation Agreement dated June 16, 2008 between Gregory R. Bradford and CACI International Inc.*	X

21.1	Significant Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

99.1	Certification of Chief Executive Officer pursuant to Regulation 303A.12(b) of the New York Stock Exchange.	X

*	Denotes a management contract, compensatory plan, or arrangement.

Report of Management on Internal Control Over Financial Reporting

August 25, 2008

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2008.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included herein and has reported on the Company’s internal control over financial reporting as of June 30, 2008.

/s/ PAUL M. COFONI	/s/ THOMAS A. MUTRYN
Paul M. Cofoni	Thomas A. Mutryn
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

Board of Directors and Stockholders

CACI International Inc

We have audited CACI International Inc’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CACI International Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CACI International Inc maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CACI International Inc as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended June 30, 2008 of CACI International Inc, and our report dated August 25, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 25, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CACI International Inc

We have audited the accompanying consolidated balance sheets of CACI International Inc as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CACI International Inc at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CACI International Inc’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 25, 2008

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Fiscal year ended June 30,
	2008	2007	2006
Revenue	$2,420,537	$1,937,972	$1,755,324

Costs of revenue:
Direct costs	1,625,591	1,267,677	1,134,951
Indirect costs and selling expenses	584,600	485,359	436,656
Depreciation and amortization	47,517	39,083	33,437

Total costs of revenue	2,257,708	1,792,119	1,605,044

Income from operations	162,829	145,853	150,280
Interest expense and other	30,066	25,791	21,684
Interest income	(4,868)	(5,206)	(4,405)

Income before income taxes	137,631	125,268	133,001
Income taxes	54,308	46,736	48,161

Net income	$83,323	$78,532	$84,840

Basic earnings per share	$2.77	$2.56	$2.81

Diluted earnings per share	$2.72	$2.51	$2.72

Weighted-average basic shares outstanding	30,058	30,643	30,242

Weighted-average diluted shares outstanding	30,606	31,256	31,161

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$120,396	$285,682
Accounts receivable, net	441,732	386,150
Deferred income taxes	16,776	14,980
Prepaid expenses and other current assets	23,921	22,191

Total current assets	602,825	709,003
Goodwill	1,067,472	848,820
Intangible assets, net	126,028	113,270
Property and equipment, net	25,361	22,695
Supplemental retirement savings plan assets	41,759	40,544
Accounts receivable, long-term, net	8,782	10,657
Deferred income taxes	8,747	20,841
Other long-term assets	21,679	26,117

Total assets	$1,902,653	$1,791,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,549	$7,643
Accounts payable	74,175	59,827
Accrued compensation and benefits	126,649	96,978
Other accrued expenses and current liabilities	85,897	130,573

Total current liabilities	290,270	295,021
Long-term debt, net of current portion	639,074	635,772
Supplemental retirement savings plan obligations, net of current portion	41,740	37,808
Other long-term obligations	13,684	9,499

Total liabilities	984,768	978,100

Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 38,948 and 38,751 shares issued, respectively	3,895	3,875
Additional paid-in capital	370,127	347,207
Retained earnings	604,087	521,234
Accumulated other comprehensive income	6,768	8,605
Treasury stock, at cost (8,731 and 8,772 shares, respectively)	(66,992)	(67,074)

Total shareholders’ equity	917,885	813,847

Total liabilities and shareholders’ equity	$1,902,653	$1,791,947

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal year ended June 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$83,323	$78,532	$84,840
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	47,517	39,083	33,437
Amortization of deferred financing costs	2,531	1,603	1,421
Stock-based compensation expense	17,639	13,019	15,496
Deferred income tax expense	6,087	2,062	1,140
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(27,001)	24,952	161
Prepaid expenses and other current assets	578	(5,778)	(8,487)
Accounts payable and other accrued expenses	3,160	12,850	(16,207)
Accrued compensation and benefits	22,237	359	(3,324)
Income taxes payable and receivable	902	(2,006)	(10,572)
Deferred rent expense	(1,563)	(1,574)	1,226
Supplemental retirement savings plan obligations and other long-term liabilities	4,676	4,929	7,956

Net cash provided by operating activities	160,086	168,031	107,087

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,589)	(7,898)	(9,521)
Cash paid for business acquisitions, net of cash acquired	(315,855)	(106,212)	(244,293)
Other	101	(2,063)	(5,279)

Net cash used in investing activities	(329,343)	(116,173)	(259,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of transaction costs	—	292,654	—
Proceeds from borrowings under bank credit facilities	9,790	—	25,000
Principal payments made under bank credit facilities	(17,033)	(28,543)	(3,641)
Proceeds from note receivable	3,891	—	—
Purchase of call options, net of proceeds from sale of warrants	—	(27,870)	—
Proceeds from employee stock purchase plans	4,231	5,378	7,158
Proceeds from exercise of stock options	4,079	8,524	10,422
Repurchases of common stock	(1,972)	(50,275)	(7,512)
Other	1,088	8,083	11,883

Net cash provided by financing activities	4,074	207,951	43,310

Effect of exchange rate changes on cash and cash equivalents	(103)	1,223	381

Net (decrease) increase in cash and cash equivalents	(165,286)	261,032	(108,315)
Cash and cash equivalents, beginning of year	285,682	24,650	132,965

Cash and cash equivalents, end of year	$120,396	$285,682	$24,650

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds	$44,799	$38,703	$47,403

Cash paid for interest	$25,774	$22,499	$18,866

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE, June 30, 2005	—	$—	37,807	$3,781	$279,496	$357,862	$2,721	7,813	$(22,826)	$621,034
Net income	—	—	—	—	—	84,840	—	—	—	84,840
Stock-based compensation expense	—	—	—	—	15,496	—	—	—	—	15,496
Exercise of stock options	—	—	596	59	21,044	—	—	—	—	21,103
Currency translation adjustment	—	—	—	—	—	—	1,458	—	—	1,458
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	1,661	—	—	1,661
Repurchase of common stock	—	—	—	—	—	—	—	121	(7,512)	(7,512)
Treasury stock issued under stock purchase plans	—	—	—	—	(1,463)	—	—	(150)	8,742	7,279

BALANCE, June 30, 2006	—	—	38,403	3,840	314,573	442,702	5,840	7,784	(21,596)	745,359
Net income	—	—	—	—	—	78,532	—	—	—	78,532
Stock-based compensation expense	—	—	—	—	13,019	—	—	—	—	13,019
Exercise of stock options and vesting of restricted stock units	—	—	348	35	14,577	—	—	—	—	14,612
Purchase of call options, net of proceeds from sale of warrants	—	—	—	—	(27,870)	—	—	—	—	(27,870)
Tax benefit of call options	—	—	—	—	32,816	—	—	—	—	32,816
Currency translation adjustment	—	—	—	—	—	—	4,333	—	—	4,333
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(834)	—	—	(834)
Initial effect of adoption of Statement of Financial Accounting Standards No.158, Employers Accounting for Defined Benefit Pension and Other Post-Retirement Plans (SFAS No. 158)	—	—	—	—	—	—	(734)	—	—	(734)
Repurchases of common stock	—	—	—	—	—	—	—	1,091	(50,275)	(50,275)
Treasury stock issued under stock purchase plans	—	—	—	—	92	—	—	(103)	4,797	4,889

BALANCE, June 30, 2007	—	—	38,751	3,875	347,207	521,234	8,605	8,772	(67,074)	813,847
Net income	—	—	—	—	—	83,323	—	—	—	83,323
Stock-based compensation expense	—	—	—	—	17,639	—	—	—	—	17,639
Exercise of stock options and vesting of restricted stock units	—	—	197	20	4,235	—	—	—	—	4,255
Adoption of FIN 48	—	—	—	—	(630)	(470)	—	—	—	(1,100)
Currency translation adjustment	—	—	—	—	—	—	(465)	—	—	(465)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(1,350)	—	—	(1,350)
Repurchases of common stock	—	—	—	—	—	—	—	43	(1,972)	(1,972)
Treasury stock issued under stock purchase plans	—	—	—	—	1,676	—	—	(84)	2,054	3,730
Effect of SFAS No. 158	—	—	—	—	—	—	(22)	—	—	(22)

BALANCE, June 30, 2008	—	$—	38,948	$3,895	$370,127	$604,087	$6,768	8,731	$(66,992)	$917,885

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Fiscal Year ended June 30,
	2008	2007	2006
Net income	$83,323	$78,532	$84,840
Change in foreign currency translation adjustment	(465)	4,333	1,458
Effect of changes in actuarial assumptions and recognition of prior service cost, net of tax, under Statement of Financial Accounting Standards No. 158	(22)	(734)	—
Change in fair value of interest rate swap agreements	(1,350)	(834)	1,661

Comprehensive income	$81,486	$81,297	$87,959

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Business Activities

CACI International Inc, along with its wholly-owned subsidiaries and joint ventures that are more than 50 percent owned or otherwise controlled by it (collectively, the Company), is an international information systems, high technology services, and professional services corporation. It delivers professional services and information technology solutions, to its clients, primarily the U.S. government. Other customers include agencies of foreign governments, state and local governments, and commercial enterprises.

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

Principles of Consolidation

The consolidated financial statements include the statements of CACI International Inc and its subsidiaries and joint ventures that are more than 50 percent owned or otherwise controlled by it. All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company generates almost all of its revenue from three different types of contractual arrangements: cost-plus-fee contracts, time-and-materials contracts, and fixed price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus an estimate of the applicable fees earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, and that are subject to the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance. For such cost-plus-fee contracts subject to the provisions of U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), the Company recognizes the relevant portion of the fee upon customer approval. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered for services provided, to the extent of material cost for products delivered to customers, and to the extent of expenses incurred on behalf of the customers. Shipping and handling fees charged to the customers are recognized as revenue at the time products are delivered to the customers.

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

The Company’s contracts may include the provision of more than one of its services. In these situations, the Company applies the guidance of Financial Accounting Standards Board’s (FASB’s) Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by other authoritative literature.

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

Long-term development and production contracts make up a large portion of the Company’s business, and therefore the amounts recorded in the Company’s financial statements using contract accounting methods are material. For federal government contracts, the Company follows U.S. government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts. Due to the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if the Company used different assumptions or if the underlying circumstances were to change. The Company closely monitors compliance with, and the consistent application of, its critical accounting policies related to contract accounting. Business operations personnel conduct thorough periodic contract status and performance reviews. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are generally included in earnings in the current period. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business operations personnel performing work under the contract. Costs incurred and allocated to contracts with the U.S. government are scrutinized for compliance with regulatory standards by Company personnel, and are subject to audit by the Defense Contract Audit Agency (DCAA).

From time to time, the Company may proceed with work based on client direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract or program.

The Company’s U.S. government contracts (approximately 95 percent of total revenue in the year ended June 30, 2008) are subject to subsequent government audit of direct and indirect costs. Incurred cost audits have been completed through June 30, 2002. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.

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

Investments in Marketable Securities

From time to time, the Company invests in marketable securities that are classified as available-for-sale using the accounting guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115), and are reported at fair value. Unrealized gains and losses as a result of changes in the fair value of the available-for-sale investments are recorded as a separate component within accumulated other comprehensive income in the accompanying consolidated balance sheets. If these securities were instead determined to be trading securities, any unrealized gains or losses would be reported in the consolidated statement of operations and would impact net earnings.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No. 144).

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

The Company performs its annual testing for impairment of goodwill and other intangible assets as of June 30 of each year. Based on testing performed as of June 30, 2008, there were no indications of impairment.

Long-Lived Assets (Excluding Goodwill)

The Company follows the provisions of SFAS No. 144 in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes that the carrying values of its long-lived assets as of June 30, 2008 and 2007 are fully realizable.

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

Supplemental Retirement Savings Plan

The Company maintains a non-qualified defined contribution supplemental retirement savings plan for certain key employees whereby participants may elect to defer and contribute a portion of their compensation, as permitted by the plan. The Company maintains supplemental retirement savings plan assets that are accounted for in accordance with EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Accounts are Held in a Rabbi Trust and Invested (EITF 97-14), and the underlying assets are held in a Rabbi Trust. The participants can direct their investments in the supplemental retirement savings plan (see note 20).

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

Income Taxes

Income taxes are accounted for using the asset and liability method under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities, and their respective tax bases, and operating loss and tax credit carry forwards. Effective July 1, 2007, the Company accounts for tax contingencies in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. Estimates of the realizability of deferred tax assets are based on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Any interest or penalties incurred in connection with income taxes are recorded as part of income tax expense for financial reporting purposes.

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

Earnings Per Share

Basic and diluted earnings per share are presented in conformity with SFAS No. 128, Earnings Per Share (SFAS No. 128). Basic earnings per share is computed using the sum of the weighted-average number of shares of common stock outstanding during the period and shares issued during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share is computed in a manner similar to that used for basic earnings per share after giving effect to the dilutive effects of the exercise of stock settled stock appreciation rights and stock options and the vesting of restricted stock and restricted stock units. When applicable, diluted earnings per share also reflects the dilutive effects of shares issuable under the $300.0 million of 2.125 percent convertible senior subordinated notes that were issued May 16, 2007 and mature on May 1, 2014 (the Notes), and warrants to issue 5.5 million shares of CACI common stock at an exercise price of $68.31 per share that were issued in May 2007. Information about the weighted-average number of basic and diluted shares is presented in note 22.

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

From time to time, the Company will enter into interest rate hedging agreements to manage exposure to fluctuations in rates on its variable rate debt. These agreements effectively allow the Company to exchange variable rate debt for fixed rate debt, or to place an upper limit on variable rate debt through the use of an interest rate cap. The Company enters into such derivative instrument agreements only to hedge cash flows. The

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company does not hold or issue such financial instruments for trading purposes, nor is it a party to leveraged derivatives. As of June 30, 2008, the Company was party to two interest rate swap agreements and one interest rate cap agreement (see note 13).

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.

The fair value of the Company’s long-term debt under its bank credit facilities is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The fair value of this long-term debt approximates its carrying value at June 30, 2008. The fair value of the Notes is based on quoted market prices. The fair value of the Company’s interest rate swaps is based on current market pricing models. See note 13.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk include accounts receivable and cash equivalents. Management believes that credit risk related to the Company’s accounts receivable is limited due to a large number of customers in differing segments and agencies of the U.S. government. Accounts receivable credit risk is also limited due to the credit worthiness of the U.S. government. Management believes the credit risk associated with the Company’s cash equivalents is limited due to the credit worthiness of the obligors of the investments underlying the cash equivalents. In addition, although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high quality financial institutions.

Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, and gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income, net of tax, consisted of foreign currency translation adjustments, the changes in the fair value of interest rate swap agreements, and differences between actual amounts and estimates based on actuarial assumptions and the effect of changes in actuarial assumptions made during the year ended June 30, 2008 under the Company’s post-retirement benefit plans (see note 15).

As of June 30, 2008 and 2007, accumulated other comprehensive income, net of income tax effects, included a gain of $8.2 million and $8.7 million, respectively, related to foreign currency translation adjustments. The gain in the year ended June 30, 2008 was partially offset by $0.7 million of losses related to the fair value of the interest rate swaps and $0.8 related to unrecognized post-retirement medical plan costs.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN No. 48 was effective for CACI July 1, 2007, and its adoption did not have a material impact on the Company’s result of operations or financial position. See note 19.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for the Company beginning July 1, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Post-Retirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), (SFAS No. 158), which requires companies to recognize in their balance sheets any under- or over-funded status of defined benefit post-retirement plans and applies to the post-retirement medical benefits offered to certain current and former executives, and to the supplemental retirement plan covering the Company’s current chief executive officer. The Company adopted the provisions of SFAS No. 158 effective June 30, 2007 by recording approximately $1.2 million of unrecognized prior service costs and net losses as accrued benefits. This additional liability is reflected within other long-term liabilities in the accompanying consolidated balance sheet, and the offset to this, net of income tax effects of $0.5 million, is recorded as a reduction to accumulated other comprehensive income within stockholders’ equity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. The fair value

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option generally may be applied instrument by instrument, is irrevocable, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for the Company beginning July 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 applies to all companies that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has not yet evaluated what impact, if any, SFAS No. 160 will have on its results of operations or financial position.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (SFAS No. 161), which requires expanded disclosures about derivative and hedging activities. This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008, with earlier adoption encouraged. The Company does not expect the new standard to have a significant impact on its disclosures.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for the Company’s fiscal year beginning July 1, 2009. The Company has not yet evaluated what impact, if any, FSP 142-3 will have on its results of operations or financial position.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-1). This new standard will require the Company to separately account for the liability and equity (conversion option) components of the

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes and to recognize interest expense on the Notes using an interest rate in effect for comparable debt instruments that do not contain conversion features. The interest rate to be used under the new standard will be significantly higher than the rate which is currently used, which is equal to the coupon rate of 2.125 percent. FSP 14-1 is effective for the Company’s fiscal year beginning July 1, 2009 and will require retrospective application to the date the Notes were issued. Had this new standard been effective for the fiscal year ended June 30, 2008, the Company estimates that its interest expense would have increased by approximately $10.5 million, and its diluted earnings per share would have decreased by approximately $0.21 per share. FSP 14-1 will have no direct effect on the Company’s cash flow.

In June 2008, the FASB issued EITF Bulletin No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides guidance on how a company should determine if certain financial instruments (or embedded features) are considered indexed to its own stock, including instruments similar to the conversion option of the Company’s convertible senior notes, convertible note hedges, and warrants to purchase Company stock. This standard requires that a two-step approach be used to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock, and exempt from the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 is effective beginning with the Company’s fiscal year starting July 1, 2009. The Company has not yet evaluated what impact, if any, EITF 07-5 will have on reporting of its operating results and financial position.

NOTE 4. ACQUISITIONS

Year Ended June 30, 2008

During the year ended June 30, 2008, the Company completed acquisitions of five businesses, two in the United States and three in the United Kingdom. The acquisitions completed in the U.S. were:

•

On October 31, 2007, 100 percent of the outstanding shares of Athena Holding Corp., a holding company which owned 100 percent of the outstanding shares of Athena Innovative Solutions, Inc. (AIS), headquartered in Arlington, Virginia. AIS and its wholly owned subsidiaries provide specialized professional services and solutions to United States intelligence organizations; and

•

On November 1, 2007, 100 percent of the outstanding shares of Dragon Development Corporation (DDC), headquartered in Columbia, Maryland. DDC provides professional, technical, and engineering services to United States intelligence organizations.

The combined initial purchase consideration to acquire AIS and DDC was approximately $241 million, of which $13.3 million was originally deposited into escrow accounts (the Indemnification Escrow Accounts) pending final determination of the net worth of the assets acquired and to secure the sellers’ indemnification obligations and $2.4 million was deposited into a separate earn-out escrow account (the Earn-out Escrow Account) to be paid to the former DDC shareholders upon receipt of extension of certain contracts or achievement of a specified gross margin, as defined in the purchase agreement and schedules thereto. Subsequent to the date of acquisition, the Company and the seller of Athena Holding Corp. agreed on the net worth of the assets acquired and as a result, the Company paid an additional $2.9 million of purchase consideration. The Company and the DDC shareholders have also agreed on the net worth of the assets acquired in that acquisition and as a result, the Company paid an additional $0.3 million of purchase consideration. In addition, the Company paid the entire $2.4 million in the Earn-out Escrow Account to the former DDC shareholders based upon contract extensions received since the date of acquisition. Of the $2.4 million paid subsequent to the date of acquisition, $0.7 million was earned and paid prior to June 30, 2008 and $1.7 million was earned prior to, but paid

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsequent to, June 30, 2008. Remaining funds, if any, in the Indemnification Escrow Accounts will be distributed to the sellers on or around January 31, 2009 with respect to AIS and April 1, 2009 with respect to DDC.

Acquisitions completed in the U.K. were:

•	On July 5, 2007, 100 percent of the outstanding stock of Arete Software Limited, a company which sold proprietary software to local government education authorities;

•

On February 1, 2008, 100 percent of the outstanding stock of Invocom Limited, a company which designed and delivered network, operations, and business support systems to telecommunication service providers; and

•

On June 1, 2008, 100 percent of the outstanding stock of Softsmart Limited, a company which sold proprietary software to local government education authorities for the management of pre-schools and nursery schools.

The total consideration paid for these five businesses, including transaction costs, was $261.0 million. The Company has completed its detailed valuation of the material assets acquired and liabilities assumed. Based on that valuation, the total consideration paid has been allocated to assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed, as follows (in thousands):

Cash	$6,293
Accounts receivable	30,345
Prepaid expenses and property and equipment	1,030
Current deferred taxes	1,183
Contract backlog, customer relationships value, and non-compete agreements	40,560
Goodwill	203,116
Other assets	1,993
Accounts payable	(4,448)
Other accrued expenses	(6,562)
Accrued compensation	(8,196)
Long-term deferred taxes	(4,359)

Total consideration paid	$260,955

The value attributed to the contract backlog and customer relationships value is being amortized on an accelerated basis over periods ranging from one to ten years. The value attributed to non-compete agreements is being amortized on a straight-line basis over the term of the agreements.

During the year ended June 30, 2008, these five businesses generated $102.6 million of revenue from the dates of acquisition through the Company’s fiscal year end.

Year Ended June 30, 2007

During the year ended June 30, 2007, the Company completed acquisitions of two businesses, both in the U.S., as follows:

•

On May 31, 2007, 100 percent of the common stock of Institute for Quality Management, Inc (IQM) a company providing management consulting and operational support services to the intelligence community and homeland security markets; and

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

On June 29, 2007, 100 percent of the common stock of The Wexford Group International, Inc (WGI) a company providing management and technical consulting services in the areas of acquisition management, strategic communications, the application of technology to improve operations, and the enhancement of an enterprise’s management, organization, and performance. Major clients include Departments of the Army, Navy, and Air Force as well as Department of Information Systems Agency (DISA) and the Deployment Health Support Directorate.

The total consideration paid for these two businesses, including transaction costs and the assumption of $4.1 million of debt, was $160.5 million. Of the total consideration, $49.0 million was paid to the selling shareholders of WGI in July 2007 (see note 12) and $17.0 million was paid into separate escrow accounts, to secure satisfaction of the sellers’ representations and warranties as provided for in the acquisition agreements. At the expiration of the representation and warranty period of two years in the case of each acquisition, remaining escrowed funds, if any, will be remitted to the respective selling shareholders.

During the year ended June 30, 2008, management completed its valuation of the material assets acquired and liabilities assumed. Based on that valuation, the allocation to identifiable intangible assets was increased by $1.9 million and the allocation to goodwill was decreased by $3.2 million.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to June 30, 2006, the Company paid an additional $10.2 million for AI based on revenue earned on contracts that fell under the small business and 8(A) sections of federal contract regulations. Of the additional amount paid, all of which was recorded as an increase to goodwill, $4.4 million was paid in March 2007 and $5.8 million was paid in March 2008.

In January 2007, the Company paid an additional $1.6 million to the selling shareholders of ISS based on the final agreed-upon net worth of the tangible assets acquired, as defined in the purchase agreement. This additional consideration was recorded as an increase to goodwill.

During the year ended June 30, 2008, the Company issued $6.5 million of loan notes (see note 13) and made cash payments of $0.5 million to the selling shareholders of Sophron for contingent consideration earned during the period. The Company also made cash payments for contingent consideration earned of $0.5 million to the selling shareholders of TCO. These payments were recorded as increases to goodwill.

Pro Forma Information (unaudited)

The following unaudited pro forma combined condensed statement of operations information sets forth the consolidated revenue, net income and diluted earnings per share of the Company for the years ended June 30, 2008 and 2007 as if each of the above-mentioned acquisitions completed during the years ended June 30, 2008 and 2007 had occurred as of July 1, 2006. This unaudited pro forma information does not purport to be indicative of the actual results that would have occurred if these acquisitions had actually been completed at the start of the fiscal years as indicated (in thousands except per share amounts):

	Year Ended June 30,
	2008	2007
Revenue	$2,474,724	$2,167,899
Net income	83,343	77,203
Diluted earnings per share	2.72	2.47

NOTE 5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (cost approximates fair value) (in thousands):

	June 30,
	2008	2007
Money market funds	$103,248	$223,771
Cash	17,148	61,911

Total cash and cash equivalents	$120,396	$285,682

Included in the cash balance at June 30, 2007 was $49.0 million of cash paid in July 2007 in connection with the acquisition of WGI.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6. ACCOUNTS RECEIVABLE

Total accounts receivable, net of allowance for doubtful accounts of approximately $3.9 million and $3.5 million at June 30, 2008 and 2007, respectively, consisted of the following (in thousands):

	June 30,
	2008	2007
Billed receivables	$349,167	$301,005
Billable receivables at end of period	59,240	44,510
Unbilled receivables pending receipt of contractual documents authorizing billing	33,325	40,635

Total accounts receivable, current	441,732	386,150
Unbilled receivables, retainages and fee withholdings expected to be billed beyond the next 12 months	8,782	10,657

Total accounts receivable	$450,514	$396,807

NOTE 7. GOODWILL

For the year ended June 30, 2008, goodwill increased primarily as a result of the acquisitions of five companies (note 4) for which goodwill of $203.1 million was recognized. Several of the acquisitions completed by the Company are structured in a manner whereby goodwill is deductible for income tax purposes. As of June 30, 2008, the Company had $602.2 million of goodwill which is deductible for income tax purposes.

NOTE 8. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30,
	2008	2007
Customer contracts and related customer relationships	$229,649	$185,923
Covenants not to compete	2,505	1,682
Other	753	746

Intangible assets	232,907	188,351
Less accumulated amortization	(106,879)	(75,081)

Total intangible assets, net	$126,028	$113,270

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all intangible assets as of June 30, 2008 is 8.1 years, and the weighted-average remaining period of amortization is 6.1 years.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for the years ended June 30, 2008, 2007 and 2006 was $31.8 million, $25.7 million, and $20.6 million, respectively. Expected amortization expense for each of the fiscal years through June 30, 2013 and for periods thereafter is as follows (in thousands):

Amount
Year ending June 30, 2009	$32,226
Year ending June 30, 2010	29,596
Year ending June 30, 2011	24,565
Year ending June 30, 2012	15,575
Year ending June 30, 2013	10,285
Thereafter	13,781

Total intangible assets, net	$126,028

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,
	2008	2007
Equipment and furniture	$53,411	$52,584
Leasehold improvements	30,193	25,515
Building and land	479	479

Property and equipment, at cost	84,083	78,578
Less accumulated depreciation and amortization	(58,722)	(55,883)

Total property and equipment, net	$25,361	$22,695

Depreciation expense, including amortization of leasehold improvements, was $11.5 million, $11.2 million and $10.7 million for the years ended June 30, 2008, 2007 and 2006, respectively.

NOTE 10. CAPITALIZED EXTERNAL SOFTWARE DEVELOPMENT COSTS

A summary of changes in external capitalized software development costs, including costs capitalized and amortized during each of the years in the three-year period ended June 30, 2008, is as follows (in thousands):

	Year Ended June 30,
	2008	2007	2006
Capitalized software development costs, beginning of year	$9,452	$8,296	$4,261
Capitalized development costs	—	3,377	6,141
Amortization	(4,287)	(2,221)	(2,106)

Capitalized software development costs, end of year	$5,165	$9,452	$8,296

Capitalized software development costs are presented within other long-term assets in the accompanying consolidated balance sheets.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following (in thousands):

	June 30,
	2008	2007
Accrued salaries and withholdings	$69,325	$49,557
Accrued leave	46,060	38,657
Accrued fringe benefits	11,264	8,764

Total accrued compensation and benefits	$126,649	$96,978

NOTE 12. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following (in thousands):

	June 30,
	2008	2007
Vendor obligations	$54,098	$50,918
Deferred revenue	16,587	16,254
Income taxes payable	5,992	3,448
Accrued sales and property taxes	2,989	3,071
Accrued interest	1,949	3,059
Acquisition consideration payable	—	48,970
Other	4,282	4,853

Total other accrued expenses and current liabilities	$85,897	$130,573

The acquisition consideration payable balance of $49.0 million as of June 30, 2007 represented purchase consideration due to a selling shareholder of WGI (note 4) which was paid in full in July 2007.

NOTE 13. LONG TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,
	2008	2007
Bank credit facility – term loans	$335,125	$338,625
Convertible notes payable	300,000	300,000
U.K. notes payable	6,451	—
Mortgage note payable	647	693
JV bank credit facility	400	—
Acquired note payable	—	4,097

Total long-term debt	$642,623	$643,415
Less current portion	(3,549)	(7,643)

Long-term debt, net of current portion	$639,074	$635,772

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Revolving Facility is a five-year, secured facility that permits continuously renewable borrowings of up to $200.0 million, with an expiration date of May 3, 2009, and annual sub-limits on amounts borrowed for acquisitions. The Revolving Facility contains an accordion feature under which the facility may be expanded to $300.0 million with current lenders of the Revolving Facility by providing advanced written notice to the administrative agent or the Company could solicit new lenders with agent approval. The Revolving Facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the Revolving Facility, based on its leverage ratio, as defined. Any outstanding balances under the Revolving Facility are due in full May 3, 2009. As of June 30, 2008, the Company had no borrowings outstanding under the Revolving Facility and no outstanding letters of credit. Accordingly, $200.0 million was available for borrowing under the Revolving Facility as of that date.

The Term Loan is a seven year secured facility under which principal payments are due in quarterly installments of $0.9 million at the end of each fiscal quarter through March 2011, and the balance of $325.5 million is due in full on May 3, 2011.

Borrowings under both the Revolving Facility and the Term Loan bear interest at rates based on the London Inter-Bank Offered Rate (LIBOR), or the higher of the prime rate or federal funds rate plus 0.5 percent, as elected by the Company, plus applicable margins based on the leverage ratio as determined quarterly. To date, the Company has elected to apply LIBOR to outstanding borrowings. As of June 30, 2008, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the 2004 Credit Facility was 5.9 percent.

The 2004 Credit Facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, and a maximum leverage ratio. Substantially all of the Company’s assets serve as collateral under the 2004 Credit Facility. As of June 30, 2008, the Company was in compliance with all of the financial covenants of the 2004 Credit Facility.

The Company capitalized $8.2 million of debt issuance costs in May 2004 associated with the origination of the 2004 Credit Facility and an additional $0.5 million of financing costs to amend the 2004 Credit Facility in May 2005 by re-pricing downward the margins that are applied to the interest rate options. Other key terms of the 2004 Credit Facility were not changed with this amendment. All debt financing costs are being amortized from the date incurred to the expiration date of the Term Loan. The unamortized balance of $2.8 million at June 30, 2008 is included in long-term assets.

As a condition of its 2004 Credit Facility, the Company entered into two forward interest rate swap agreements in May 2005 (the 2005 Swap) under which it exchanged floating-rate interest payments for fixed-rate interest payments. The agreements covered a combined notional amount of debt totaling $98.0 million, provided for swap payments over a twenty-seven month period beginning in March 2006, and were settled on a quarterly basis. The weighted-average fixed interest rate provided by the agreements was 4.22 percent. The 2005 Swap expired in June 2008.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2008, the Company entered into an interest rate cap agreement under which the floating-rate interest payments on a notional amount of debt of $68 million are capped at 7 percent (the 2008 Cap). The 2008 Cap became effective June 9, 2008 for a period of two years and provides for quarterly settlements, when applicable.

The Company accounts for its interest rate swap and cap agreements under the provisions of SFAS No. 133, and has determined that its swap and cap agreements qualify as effective hedges. Accordingly, the fair value of the 2007 Swap, which is a liability of $1.2 million as of June 30, 2008, has been reported in other accrued expenses and current liabilities with an offset, net of an income tax effect, included in accumulated other comprehensive income in the accompanying consolidated balance sheet. The decrease in fair value of the 2007 Swap of $1.2 million, which is net of income tax effects of $0.5 million, is reported as comprehensive loss in the accompanying consolidated statement of comprehensive income for the year ended June 30, 2008. The consolidated statement of comprehensive income also reflects the change in value, net of the effect of income taxes, of the 2005 Swap that occurred during the year ended June 30, 2008. The fair value of the 2008 Cap as of June 30, 2008 and the changes thereof during the fiscal year are insignificant.

The amounts paid and received on the 2007 Swap and the 2008 Cap will be recorded in interest expense as a yield adjustment in the period during which the related floating-rate interest is incurred.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes that mature on May 1, 2014 in a private placement pursuant to Rule 144A of the Securities Act of 1933. The aggregate principal amount of the Notes sold reflects the full exercise by the initial purchasers of their option to purchase additional Notes to cover over-allotments. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year. The Company’s registration statement filed with the SEC to register resales of the Notes and the common stock issuable upon conversion of the Notes became effective on October 11, 2007.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events, as defined; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of June 30, 2008, none of the conditions permitting conversion of the Notes had been satisfied.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of the Notes as of June 30, 2008 was $313.0 million based on quoted market values.

The contingently issuable shares are not included in CACI’s diluted share count for the fiscal years ended June 30, 2008 and 2007, because CACI’s average stock price during those periods was below the conversion price. Debt issuance costs of $7.8 million are being amortized to interest expense over seven years. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

For income tax reporting purposes, the Notes and the Call Options are integrated. This creates an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options will be accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $32.8 million to be realized for income tax reporting purposes over the term of the Notes was reflected as an increase in additional paid-in capital and a long-term deferred tax asset.

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

U.K. Notes Payable

On April 2, 2008, in connection with its May 2006 acquisition of Sophron, CACI Limited issued loan notes totaling $6.5 million for earn out consideration that is no longer contingent. These notes mature on June 30, 2010 and the note holders can redeem 50 percent from January 1, 2010 to April 5, 2010, or any amount held between April 6, 2010 and June 30, 2010. The notes bear interest at 6.25 percent from July 1, 2009 until redeemed.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Note Payable

Long-term debt as of June 30, 2008 also includes $0.6 million due under a mortgage note payable agreement. The Company assumed obligations of the mortgage as part of its acquisition of MTL Systems, Inc. in January 2004. Outstanding balances under the mortgage note payable bear interest at 5.88 percent, and are secured by an interest in real property located in Dayton, Ohio.

JV Bank Credit Facility

In connection with its investment in eVenture Technologies, LLC (eVentures), a joint venture between the Company and ActioNet, Inc. (see note 17), eVentures entered into a $1.5 million revolving credit facility (the JV Facility). The JV Facility is a four-year, guaranteed facility that permits continuously renewable borrowings of up to $1.5 million with an expiration date of the earliest of September 14, 2011; the date of any restatement, refinancing, or replacement of the 2004 Credit Facility without the lender acting as the sole and exclusive administrative agent; or termination of the 2004 Credit Facility. Borrowings under the JV Facility bear interest at the lender’s prime rate plus 1.0 percent. eVentures pays a fee of 0.25 percent on the unused portion of the JV Facility. As of June 30, 2008 eVentures had $0.4 million outstanding under the JV Facility and the effective interest rate was 7.0 percent.

Acquired Note Payable

The current portion of long-term debt as of June 30, 2007 included $4.1 million due under a note payable agreement. The Company assumed obligations under this note agreement in connection with its acquisition of WGI in June 2007. The outstanding balance was subsequently paid in full on July 3, 2007.

The aggregate maturities of long-term debt at June 30, 2008 are as follows (in thousands):

Year ending June 30,
2009	$3,549
2010	10,002
2011	328,180
2012	458
2013	62
Thereafter	300,372

Total long-term debt	$642,623

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. LEASES

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire over the next 10 years. Future minimum lease payments due under non-cancelable leases as of June 30, 2008, are as follows (in thousands):

Year ending June 30:
2009	$33,866
2010	27,298
2011	20,799
2012	16,265
2013	13,062
Thereafter	33,809

Total minimum lease payments	$145,099

The minimum lease payments above are shown net of sublease rental income of $0.6 million scheduled to be received over the next 4 years under non-cancelable sublease agreements.

Rent expense incurred under operating leases for the years ended June 30, 2008, 2007, and 2006 totaled $39.2 million, $37.0 million, and $35.6 million, respectively.

NOTE 15. OTHER LONG-TERM OBLIGATIONS

Other long-term obligations consisted of the following (in thousands):

	June 30,
	2008	2007
Deferred rent, net of current portion	$4,372	$5,814
FIN 48 reserve	3,907	—
Accrued post-retirement obligations	2,612	2,281
Minority Interest in eVentures	994	520
Deferred income taxes (U.K.)	963	164
Other	836	720

Total other long-term obligations	$13,684	$9,499

Accrued post-retirement obligations include projected liabilities for benefits the Company is obligated to provide under a long-term care, a group health, and an executive life insurance plan, each of which is unfunded. Plan benefits are provided to certain current and former executives, their dependants and other eligible employees, as defined. The post-retirement obligations also include accrued benefits under a supplemental retirement benefit plan covering the Company’s current chief executive officer. This plan became effective in August 2005 and replaced the retirement benefits that were forfeited to a former employer. The costs under this plan were approximately $0.2 million during the year ended June 30, 2008.

Effective June 30, 2007, the Company adopted SFAS No. 158 which requires that the consolidated balance sheet reflect the full funded status of the long-term care, group health life insurance and supplemental retirement benefit plans. The full funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligations. As none of the plans are currently funded, all are under-funded as of

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008. The aggregate of all under-fundings is reported within other long-term obligations in the accompanying consolidated balance sheet. At June 30, 2008, the aggregate of previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are included as a component within accumulated other comprehensive income in the Company’s consolidated balance sheet in accordance with SFAS No. 158. Under SFAS No. 158, the differences between actual amounts and estimates based on actuarial assumptions, and the effect of changes in actuarial assumptions, are recognized in other comprehensive income (loss) in the period in which they occur. During the year ended June 30, 2008, the total of these differences and effects of actuarial changes were insignificant. The adoption of SFAS No. 158 had the following impact on the Company’s consolidated balance sheet as of June 30, 2007: deferred tax assets increased by $0.5 million, other long-term obligations increased by $1.2 million, and accumulated other comprehensive income decreased by $0.7 million.

The other obligations of $0.8 million and $0.7 million at June 30, 2008 and 2007, respectively, include deferred revenue, and sublease security deposits.

NOTE 16. BUSINESS SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide professional services and information technology solutions to its customers. Its customers are primarily U.S. federal government agencies. The Company does not measure revenue or profit by its major service offerings, either for internal management or external financial reporting purposes, as it would be impractical to do so. In many cases more than one offering is provided under a single contract, to a single customer, or by a single employee or group of employees, and segregating the costs of the service offerings in situations for which it is not required would be difficult and costly. The Company also serves customers in the commercial and state and local governments sectors and, from time to time, serves a number of agencies of foreign governments. The Company places employees in locations around the world in support of its clients. International operations offer services to both commercial and non-U.S. government customers primarily through the Company’s data information and knowledge management services, business systems solutions and enterprise IT and network services lines of business. The Company evaluates the performance of its operating segments based on net income. Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Domestic Operations	International Operations	Total
	(in thousands)
Year Ended June 30, 2008
Revenue from external customers	$2,327,730	$92,807	$2,420,537
Net income	76,923	6,400	83,323
Goodwill	1,032,214	35,258	1,067,472
Total long-term assets	1,252,253	47,575	1,299,828
Total assets	1,802,603	100,050	1,902,653
Capital expenditures	12,263	1,326	13,589
Depreciation and amortization	44,952	2,565	47,517

Year Ended June 30, 2007
Revenue from external customers	$1,857,450	$80,522	$1,937,972
Net income	74,047	4,485	78,532
Goodwill	830,931	17,889	848,820
Total long-term assets	1,055,097	27,847	1,082,944
Total assets	1,706,793	85,154	1,791,947
Capital expenditures	6,651	1,247	7,898
Depreciation and amortization	36,996	2,087	39,083

Year Ended June 30, 2006
Revenue from external customers	$1,692,533	$62,791	$1,755,324
Net income	81,159	3,681	84,840
Goodwill	707,673	14,785	722,458
Total long-term assets	895,256	23,004	918,260
Total assets	1,297,794	70,296	1,368,090
Capital expenditures	8,799	722	9,521
Depreciation and amortization	31,828	1,609	33,437

Interest income and interest expense are not presented above as the amounts attributable to the Company’s international operations are insignificant.

Customer Information

The Company earned approximately 95 percent of its revenue from various agencies and departments of the U.S. government for each of the years ended June 30, 2008, 2007 and 2006. For each of these three years, no single customer provided more than 10 percent of the Company’s total revenue. Revenue by customer sector was as follows (dollars in thousands):

	Year Ended June 30,
	2008	%	2007	%	2006	%
Department of Defense	$1,807,546	74.7%	$1,393,735	71.9%	$1,282,582	73.1%
Federal civilian agencies	491,275	20.3	431,752	22.3	374,502	21.3
Commercial and other	101,839	4.2	91,946	4.7	73,644	4.2
State and local governments	19,877	0.8	20,539	1.1	24,596	1.4

Total revenue	$2,420,537	100.0%	$1,937,972	100.0%	$1,755,324	100.0%

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Revenue is attributed to geographic areas based on the location of the reportable segment’s management and is disclosed above. The international operations amounts consist primarily of product and systems integration sales in the United Kingdom. Financial information relating to the Company’s operations by geographic area is as follows (in thousands):

	Year Ended June 30
	2008	2007	2006
Revenue
Domestic	$2,327,730	$1,857,450	$1,692,533
International	92,807	80,522	62,791

Total revenue	$2,420,537	$1,937,972	$1,755,324

Net Assets
Domestic	$855,373	$757,764	$698,145
International	62,512	56,083	47,214

Total net assets	$917,885	$813,847	$745,359

NOTE 17. INVESTMENT IN eVENTURE TECHNOLOGIES, LLC

eVentures is a joint venture between the Company and ActioNet, Inc., a Virginia corporation (ActioNet), and is the entity through which work is being performed on a contract awarded in January 2007 by the United States Navy. The Company owns 60 percent of eVentures and ActioNet owns the remaining 40 percent. eVentures was funded through capital contributions made by the Company and by ActioNet. As the Company owns and controls more than 50 percent of eVentures, the Company’s results include those of eVentures. ActioNet’s share of eVentures’ assets, liabilities, results of operations, and cash flows have been accounted for as minority interest.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Potential Recovery of Defense Costs

On March 14, 2008, the Company filed a lawsuit against its insurance carrier to seek reimbursement of the defense costs it has incurred to date as well as future defense costs of defending civil lawsuits arising from professional services provided by the Company in Iraq (the Iraq-Related Actions) and for any liability that may arise from such litigation. While the insurance company previously filed a lawsuit against the Company seeking a declaration that its policies provided no coverage for the Iraq-Related Actions, that lawsuit was voluntarily dismissed in November 2004 and, since that time, the parties’ respective causes of action had been placed on hold pursuant to a written agreement between the parties until the Company filed its lawsuit on March 14, 2008. The Company’s defense costs to date for the Iraq-Related Actions are in excess of $7 million. On July 15, 2008, the United States District Court for the Eastern District of Virginia denied CACI’s motion for summary judgment and granted the insurance carrier’s cross-motion for summary judgment. On August 8, 2008, CACI filed a Notice of Appeal with the United States Court of Appeals for the Fourth Circuit.

Subcontract Purchase Commitment

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will either purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available, or negotiate a resolution between the prime contractor and our vendor to avoid any liability for failing to purchase the quantity required for the lowest unit cost. Based upon that expectation, unit costs incurred to date have been recognized as direct costs at such lowest unit cost in the accompanying consolidated statements of operations. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be $1.2 million, which has not been recorded in the Company’s consolidated financial statements as of June 30, 2008.

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

In the first matter, the DCAA questioned the Company’s compliance with CAS 410, Allocation of Business Unit General and Administrative Expenses to Final Cost Objectives, for years through June 30, 2007. Specifically, the DCAA questioned the Company’s allocation of indirect costs as overhead versus general and administrative and the use of total cost input versus value added bases for some of its subsidiaries. The Company agreed to make certain adjustments effective at the start of its fiscal year beginning July 1, 2007. During the year

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended June 30, 2008, the Company resolved this matter for prior years for an amount which did not have a material impact on the Company’s results of operations or financial position.

In the second matter, the DCAA questioned the Company’s treatment of certain allowances paid to certain of its overseas employees. The DCAA’s position was that under CAS 418, Allocation of Direct and Indirect Costs, the Company charged these direct expenses to the incorrect cost base. In the absence of specific Federal Acquisition Regulation guidance regarding treatment of these specific costs, and consistent with industry practice, the Company believed it properly complied with the requirements of CAS 418. The Company had previously accrued its best estimate of the potential outcome within its estimated range of zero to $2.5 million. During the year ended June 30, 2008, the Company resolved this matter with no amount due.

In addition, in April 2007, DCAA conducted a contract review and questioned certain costs on a contract in which the Company is a subcontractor. The Company believes that all costs allocated to this contract were appropriately allocated, but has accrued its current best estimate of the potential outcome within its estimated range of zero to $3.4 million.

NOTE 19. INCOME TAXES

The components of income tax expense are as follows (in thousands):

	Year ended June 30,
	2008	2007	2006
Current:
Federal	$39,309	$33,786	$40,145
State and local	5,705	8,477	5,725
Foreign	3,207	2,411	1,151

Total current	48,221	44,674	47,021

Deferred:
Federal	5,421	2,056	405
State and local	989	100	54
Foreign	(323)	(94)	681

Total deferred	6,087	2,062	1,140

Total income tax expense	$54,308	$46,736	$48,161

The income tax expense differs from the amounts computed by applying the statutory U.S. income tax rate of 35 percent as a result of the following (in thousands):

	Year ended June 30,
	2008	2007	2006
Expected tax expense computed at federal rate	$48,171	$43,844	$46,550
Nondeductible (nonincludable) items	2,237	(2,091)	464
State and local taxes, net of federal benefit	4,350	6,192	3,278
Incremental effect of foreign tax rates	(538)	(135)	(232)
Research and development activity credit	(160)	(1,030)	(1,800)
Other	248	(44)	(99)

Total income tax expense	$54,308	$46,736	$48,161

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant deferred tax assets are presented below (in thousands):

	June 30,
	2008	2007
Deferred tax assets:
Original issue discount related to the Notes	$28,553	$32,354
Reserves and accruals	20,543	18,575
Stock-based compensation	18,847	14,377
Deferred compensation and post-retirement obligations	18,289	17,639
Depreciation	4,815	3,921
Net operating loss carryforward	3,168	3,189
Deferred rent	2,591	3,199
Other	507	—

Total deferred tax assets	97,313	93,254

Deferred tax liabilities:
Goodwill and other intangible assets	(64,036)	(46,205)
Prepaid expenses	(3,399)	(3,398)
Unbilled revenue	(2,835)	(3,299)
Capitalized software	(2,009)	(3,638)
Other	(475)	(1,049)

Total deferred tax liabilities	(72,754)	(57,589)

Net deferred tax asset	$24,559	$35,665

During the year ended June 30, 2008, the Company’s income tax expense was impacted by non-deductible losses on corporate-owned life insurance policies. This impact was partially offset by a reduction in state tax expense related to a review that resulted in recording additional state deferred tax assets. During the years ended June 30, 2008 and 2007, the Company recorded $0.2 million and $1.0 million of research and development credits, respectively, in accordance with Internal Revenue Code (IRC) Section 41. Included in the amount recognized in the year ended June 30, 2007 was $0.4 million of research and development credits attributable to the period January 1, 2006 through June 30, 2006 that were not reflected in the results for that period due to the expiration of IRC Section 41 as of December 31, 2005. In December 2006, IRC Section 174 was extended retroactively to January 1, 2006. The Company’s income tax expense for the year ended June 30, 2007 was also impacted by $1.1 million of additional income tax expense related to a review that increased the Company’s effective state rate, and $1.5 million related to additional deductions that were not previously recorded attributable to corporate owned life insurance policies.

In connection with the issuance of the Notes, original issue discount (OID) was created for income tax purposes. Over the term of the Notes, this OID will generate additional interest expense for income tax reporting purposes (see note 13).

U.S. income taxes have not been provided for with respect to undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. As of June 30, 2008, the deferred liability associated with these undistributed earnings is $3.9 million.

As of June 30, 2008, the Company had a net operating loss carryforward for federal income tax purposes of $7.1 million, which expires in 2020. The net operating loss carryforward was acquired in connection with the

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s acquisition of NSR (note 4), and is subject to the ownership change limitations under IRC Section 382, which limits the amount of the acquired net operating loss carryforward that may be used to $1.1 million per year.

Effective July 1, 2007, the Company adopted the provisions of FIN No. 48. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. At the adoption date, the Company recognized an increase of approximately $1.1 million in the liability for unrecognized tax benefits. This increase was accounted for as a reduction to shareholders’ equity at July 1, 2007. The total liability for unrecognized tax benefits as of July 1, 2007 was $2.9 million. The Company believes that the total amount of unrecognized tax benefits, if recognized, would not have a material effect on its effective tax rate. A reconciliation of the beginning and ending amount of unrecognized benefits is shown in the table below (in thousands):

Balance at July 1, 2007	$2,891
Additions based on current year tax positions	1,956
Reductions based on current year tax positions	—
Additions based on prior year tax positions	—
Reductions based on prior year tax positions	—
Lapse of statute of limitations	—
Settlements with taxing authorities	(235)

Balance at June 30, 2008	$4,612

The Company recognizes net interest and penalties as a component of income tax expense, the amounts of which for the years ended June 30, 2008 and 2007 were not material. Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at June 30, 2008. As of June 30, 2008 approximately $3.9 million of the unrecognized tax benefits are included in other long-term obligations with the remainder included in other balance sheets accounts.

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. The Internal Revenue Service (IRS) has examined the Company’s consolidated federal income tax returns through the year ended June 30, 2004. The Company is currently under income tax examination by the IRS for the years ended June 30, 2005 through 2007 and earlier years in connection with amended returns and carry back claims filed by the Company, and by four state jurisdictions for years ended June 30, 2004 through June 30, 2006. The Company does not expect the resolution of these audits to have a material impact on its results of operations, financial condition, or cash flows.

NOTE 20. RETIREMENT SAVINGS PLANS

401(k) Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, the CACI $MART Plan (the 401(k) Plan). Employees can contribute up to 75 percent (subject to certain statutory limitations) of their total cash compensation. The Company provides matching contributions equal to 50 percent of the amount of salary deferral employees elect, up to 6 percent of each employee’s total calendar year cash compensation, as defined. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. Employee contributions vest immediately. Employer contributions vest in full after three years of employment.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total Company contributions to the 401(k) Plan for the years ended June 30, 2008, 2007, and 2006 were $18.6 million, $16.3 million, and $13.9 million, respectively. The increase in Company contributions during the years ended June 30, 2008 and 2007 are due primarily to the higher number of employees joining the Company from businesses acquired in recent years.

U.K. Pension Plan

CACI Limited maintains a defined contribution Group Person Pension Plan in the U.K. Under CACI Limited’s flexible benefits plan, employees can elect the amount of pension contributions that they wish to make out of their flexible benefit entitlements subject to certain U.K. tax limits. The contributions are deemed to be company contributions and vest immediately. Employees may also elect to make personal contributions into the plan. CACI Limited’s contributions to this plan and its predecessor plans for the years ended June 30, 2008, 2007, and 2006 were $1.5 million, $1.3 million, and $1.1 million, respectively.

Supplemental Retirement Savings Plan

The Company administers the CACI International Inc Group Executive Retirement Plan (the Supplemental Savings Plan) through which, on a calendar year basis, officers at the vice president level and above can elect to defer for contribution to the Supplemental Savings Plan up to 50 percent of their base compensation and up to 100 percent of their bonus and commissions. The Company provides a contribution of 5 percent of compensation for each participant’s compensation that exceeds the limit as set forth in IRC 401(a)(17) (currently $230,000 per year). The Company also has the option to make annual discretionary contributions. Company contributions vest over a 5-year period, and vesting is accelerated in the event of a change of control of the Company. Participant deferrals and Company contributions will be credited with the rate of return based on the investment options and asset allocations selected by the Participant. Participants may change their asset allocation as often as daily, if they so chose. A Rabbi Trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the Plan are made upon retirement, termination, death, or total disability.

Supplemental Savings Plan obligations due to participants totaled $43.9 million at June 30, 2008, of which $2.1 million is included in other accrued expenses in the accompanying consolidated balance sheet. Supplemental Savings Plan obligations increased by $1.4 million during the year ended June 30, 2008, consisting of participant compensation deferrals of $6.7 million and Company contributions of $0.5 million, offset by $3.5 million of distributions and $2.3 million of investment losses.

The Company maintains investment assets in a Rabbi Trust to offset the obligations under the Supplemental Savings Plan. The value of the investments in the Rabbi Trust was $41.8 million at June 30, 2008. Investment losses were $2.5 million for the year ended June 30, 2008.

Contribution expense for the Supplemental Savings Plan during the years ended June 30, 2008, 2007, and 2006, was $0.8 million, $0.4 million, and $0.4 million, respectively.

NOTE 21. STOCK PLANS AND STOCK-BASED COMPENSATION

Stock-based compensation expense is recognized pursuant to the requirements of SFAS No. 123R, Share Based Payments (SFAS No. 123R), on a straight-line basis ratably over the respective vesting periods, and is adjusted as required for options subject to graded vesting schedules. A summary of the components of stock-

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based compensation expense recognized during the years ended June 30, 2008, 2007, and 2006, together with the income tax benefits realized, is as follows (in thousands):

	Year ended June 30,
	2008	2007	2006
Stock-based compensation included in indirect costs and selling expense:
Stock settled stock appreciation rights and non-qualified stock option expense	$11,328	$7,978	$10,517
Restricted stock and restricted stock unit expense	6,311	5,041	4,979

Total stock-based compensation expense	17,639	13,019	15,496

Income tax benefit recognized for stock-based compensation expense	$6,960	$4,860	$5,554

The Company recognizes the effect of expected forfeitures of equity grants under SFAS No. 123R by estimating an expected forfeiture rate for grants of equity instruments. Amounts recognized for expected forfeitures are subsequently adjusted annually at major vesting dates to reflect actual forfeitures.

SFAS No. 123R also requires that certain incremental income tax benefits realized upon the exercise or vesting of equity instruments be reported as financing cash flows. During the years ended June 30, 2008, 2007, and 2006, the Company recognized $1.5 million, $8.1 million, and $11.9 million of excess tax benefits, respectively, which have been reported as financing cash inflows in the accompanying consolidated statements of cash flows.

Equity Grants and Valuation

Under the terms of its 2006 Stock Incentive Plan (the 2006 Plan), the Company may issue, among others, non-qualified stock options, restricted stock, restricted stock units (RSUs), stock-settled stock appreciation rights (SSARs), and performance awards, collectively referred to herein as equity instruments. The 2006 Plan was approved by the Company’s stockholders in November 2006 and replaced the 1996 Stock Incentive Plan (the 1996 Plan) which was due to expire at the end of a ten-year period. The Company generally issues equity instruments on an annual basis to its directors and key employees. Annual grants under the 2006 Plan (and previous grants under the 1996 Plan) are generally made during the first quarter of the Company’s fiscal year. With the approval of its Chief Executive Officer, the Company also issues equity instruments to strategic new hires and to employees who have demonstrated superior performance.

Effective in June 2007, the Company began issuing equity instruments under the 2006 Plan in the form of SSARs and shares of restricted stock. Previously, through May 2007, the Company issued non-qualified stock options instead of SSARs and through December 31, 2005 had issued RSUs instead of restricted stock. The Company also issues equity instruments in the form of RSUs under its Management Stock Purchase Plan (MSPP) and Director Stock Purchase Plan (DSPP).

During the periods presented, the exercise price of all SSAR and non-qualified stock option grants and the value of restricted stock and RSU grants were set at the closing price of a share of the Company’s common stock on the date of grant, as reported by the New York Stock Exchange.

Upon the exercise of stock options and SSARs, and the vestings of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by issuing new shares of authorized common stock. The number of shares authorized by shareholders for grants under the 2006 Plan was 9,450,000

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as of June 30, 2008. The aggregate number of grants that may be made under the 2006 Plan may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of June 30, 2008, cumulative grants of 9,431,914 equity instruments underlying the shares authorized for the Plan have been awarded, and 1,678,095 of these instruments have been forfeited.

Non-qualified stock options granted prior to January 1, 2004 lapse and are no longer exercisable if not exercised within ten years of the date of grant. Equity instruments granted on or after January 1, 2004 have a term of seven years. For SSAR and stock option awards, grantees whose employment has terminated have 60 days after their termination date to exercise vested SSARs and stock options, or they forfeit their right to the instruments. Grantees whose employment is terminated due to death or permanent disability will vest in 100 percent of their equity instrument grants. Also, effective for grants made on or after July 1, 2004, grantees retiring on or after age 65 will vest in 100 percent of their equity instrument grants upon retirement.

Stock options vest ratably over a three, four, or five year period, depending on the year of grant. Restricted shares and RSUs vest in full three years from the date of grant. SSARs granted as part of the Company’s customary annual award vest ratably over a five year period in a manner consistent with the vesting of stock options. Special grants of SSARs, such as those described in the following paragraph, contain market-based vesting features under which, beginning one year from the date of award, a grantee may exercise portions of his or her SSARs if the average of the closing prices of a share of the Company’s common stock for 20 consecutive trading days equals or exceeds pre-defined amounts. Greater portions of the grants vest as the average of the closing prices increases. Any SSARs that do not vest under the market-based feature will vest in full five years from the date of grant.

During the year ended June 30, 2008, the annual equity grant was made effective July 2, 2007 and was comprised of 680,000 SSARs and 125,090 restricted shares. On July 2, 2007, the Company also made one-time special grants of 25,000 SSARs each to its newly appointed President of U.S. Operations and its Chief Operating Officer. In addition, effective June 20, 2007, the Company made a one-time special grant of 300,000 SSARs to its newly appointed Chief Executive Officer.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The fair value of SSARs with market-based vesting features is also measured on the grant date, but is done so using a binomial lattice model. The fair values of both stock options and SSARs are based on the following assumptions:

	For SSARs/Stock Options Granted During the Year Ended June 30,
	2008	2007	2006
Historical volatility	26.5% - 31.9%	28.3% - 35%	32% -35%
Expected dividends	0%	0%	0%
Expected life (in years)	2.7 - 5.5	3 - 6	4 - 6
Risk-free rate	2.90% - 5.01%	4.39% - 5.03%	4.13% - 4.99%

The expected lives of the SSAR and stock option grants represent the period of time SSARs and stock options are expected to be outstanding and are based on the contractual terms of the grant, vesting schedules, and, for stock options, past exercise behaviors. The risk-free rates for periods approximating the expected lives are based on the U.S. treasury yield curve in effect at the time of the respective grant.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of SSARs and stock options granted during the years ended June 30, 2008, 2007, and 2006, was $18.00, $21.64, and $26.53, respectively, and the weighted-average fair value of restricted stock and RSUs granted during the years ended June 30, 2008, 2007, and 2006, was $48.40, $54.07, and $62.37, respectively.

Activity for all outstanding SSARs and stock options, and the corresponding exercise price and fair value information, for the years ended June 30, 2008, 2007, and 2006, is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, June 30, 2005	2,245,948	$7.50 - 64.36	$28.44	$11.62

Exercisable, June 30, 2005	1,401,277	7.50 - 64.36	22.19	8.52

Issued	863,395	21.40 - 65.04	62.76	26.53
Exercised	(588,192)	7.50 - 46.37	18.14	7.49
Forfeited	(123,309)	21.40 - 62.48	42.66	27.48

Outstanding, June 30, 2006	2,397,842	8.16 - 65.04	41.86	17.19

Exercisable, June 30, 2006	1,392,944	8.16 - 64.36	30.21	9.37

Issued	716,200	34.10 - 60.50	52.79	21.64
Exercised	(283,794)	8.16 - 49.43	30.04	12.58
Forfeited	(127,855)	32.86 - 62.48	54.62	22.45

Outstanding, June 30, 2007	2,702,393	8.44 - 65.04	45.40	18.60

Exercisable, June 30, 2007	1,236,243	8.44 - 64.36	31.79	12.85

Issued	861,700	41.58 - 52.14	48.54	18.00
Exercised	(183,469)	9.38 - 47.59	22.23	9.58
Forfeited	(72,775)	10.69 - 62.48	50.97	20.41

Outstanding, June 30, 2008	3,307,849	8.44 - 65.04	47.37	18.91

Exercisable, June 30, 2008	1,267,681	$8.44 - 65.04	$37.00	$14.68

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the number of unvested SSARs and stock options and in unvested restricted stock and RSUs during each of the years in the three-year period ended June 30, 2008, together with the corresponding weighted-average fair values, is as follows:

	SSARs and Stock Options		Restricted Stock and Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2005	844,671	$14.99	142,305	$43.00

Granted	863,395	26.53	130,980	62.37
Vested	(579,859)	15.28	(8,333)	40.00
Forfeited	(123,309)	27.48	(11,222)	47.87

Unvested at June 30, 2006	1,004,898	23.63	253,730	52.87

Granted	716,200	21.64	102,763	54.07
Vested	(127,093)	15.71	(61,748)	40.88
Forfeited	(127,855)	22.45	(68,180)	45.00

Unvested at June 30, 2007	1,466,150	23.45	226,565	58.70

Granted	861,700	18.00	153,290	48.40
Vested	(223,907)	20.46	(21,243)	55.37
Forfeited	(63,775)	21.62	(12,452)	56.77

Unvested at June 30, 2008	2,040,168	$21.53	346,160	$54.19

Information regarding the cash proceeds received, and the intrinsic value and total tax benefits realized resulting from stock option exercises is as follows:

	Year ended June 30,
	2008	2007	2006
Cash proceeds received	$4,079	$8,524	$10,422
Intrinsic value realized	$5,263	$6,353	$26,887
Income tax benefit realized	$2,047	$2,471	$10,255

The total intrinsic value of RSUs that vested during the years ended June 30, 2008, 2007, and 2006 was $1.0 million, $4.7 million and $0.5 million, respectively, and the tax benefit realized for these vestings was $0.4 million, $1.8 million and $0.2 million, respectively. Also, during the year ended June 30, 2007, the Company recognized a current tax benefit of $6.7 million pertaining to an officer’s sale of restricted stock. The benefit was reflected as an increase to additional paid-in capital.

The grant date fair value of stock options that vested during each of the years in the three-year period ended June 30, 2008 was $4.5 million, $2.0 million, and $8.9 million, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding SSAR and Stock Option Information

Information regarding the SSARs and stock options outstanding and exercisable as of June 30, 2008, is as follows (intrinsic value in millions):

	SSARs and Options Outstanding				SSARs and Options Exercisable
Range of exercise Price	Number of Instruments	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value	Number of Instruments	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$0.00-$9.99	72,992	$9.67	1.87	$2,635	72,992	$9.67	1.87	$2,635
$10.00-$19.99	13,832	13.53	1.92	446	13,832	13.53	1.92	446
$20.00-$29.99	205,783	21.56	3.04	4,981	205,783	21.56	3.04	4,981
$30.00-$39.99	467,165	35.12	4.62	4,973	467,165	35.12	4.62	4,973
$40.00-$49.99	1,135,989	46.61	5.39	—	307,206	41.71	3.57	1,249
$50.00-$59.99	685,850	52.76	5.32	—	38,167	55.06	2.99	—
$60.00-$69.99	726,238	63.11	4.11	—	162,536	63.10	3.92	—

	3,307,849	$47.37	4.75	$13,035	1,267,681	$37.00	3.78	$14,284

As of June 30, 2008, there was $27.2 million of unrecognized compensation costs related to SSARs and stock options scheduled to be recognized over a weighted-average period of 3.1 years, and $6.5 million of unrecognized compensation cost related to restricted stock and RSUs scheduled to be recognized over a weighted-average period of 1.7 years.

Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP and DSPP in November 2002, and implemented these plans beginning July 1, 2003. There are 750,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of the quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory under SFAS No. 123R. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP for the years ended June 30, 2008, 2007 and 2006. As of June 30, 2008, participants have purchased 557,594 shares under the ESPP, at a weighted-average price per share of $45.53. Of these shares, 84,114 were purchased by employees at a weighted-average price per share of $45.06 during the year ended June 30, 2008.

To satisfy its obligations under the ESPP, the Company will either purchase shares in the open market, or issue shares previously acquired and held in treasury. During the year ended June 30, 2008, the Company purchased 43,145 shares in the open market and issued 40,969 shares from treasury to fulfill the employees share purchases.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100 percent of their annual bonus. For the fiscal year ended June 30, 2008, RSUs awarded in lieu

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of bonuses earned will be granted at 85 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange. For bonuses earned during the fiscal years ended June 30, 2006 and 2007, RSUs were granted at 95 percent of the closing price of a share of the Company’s common stock on the date of grant. RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 50 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock.

Activity related to the MSPP and the DSPP during the year ended June 30, 2008 is as follows:

	MSPP	DSPP
RSUs outstanding, June 30, 2007	23,876	2,158
Granted	9,602	138
Issued	(233)	(535)
Forfeited	(472)	(1,761)

RSUs outstanding, June 30, 2008	32,773	—

Weighted average grant date fair value as adjusted for the applicable discount	$48.54

Weighted average grant date fair value		$45.33

NOTE 22. EARNINGS PER SHARE

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Year ended June 30,
	2008	2007	2006
Net income	$83,323	$78,532	$84,840

Weighted-average number of basic shares outstanding during the period	30,058	30,643	30,242
Dilutive effect of stock options after application of treasury stock method	548	613	919

Weighted-average number of diluted shares outstanding during the period	30,606	31,256	31,161

Basic earnings per share	$2.77	$2.56	$2.81

Diluted earnings per share	$2.72	$2.51	$2.72

The total number of weighted-average common stock equivalents excluded from the diluted per share computations due to their anti-dilutive effects for the years ended June 30, 2008, 2007 and 2006, were 2.3 million, 1.5 million, and 0.8 million, respectively. In addition to the anti-dilutive equivalents described above, the shares underlying the Notes were not included in the computation of diluted earnings per share because the conversion price of $54.65 exceeded the average share price during all periods since issuance through June 30, 2008. The Warrants were also excluded from the computation of diluted earnings per share because the

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants’ exercise price of $68.31 was greater than the average market price of a share of Company common stock during the periods in which the Warrants were outstanding.

NOTE 23. COMMON STOCK DATA (UNAUDITED)

The ranges of high and low sales prices of the Company’s common stock as reported by the New York Stock Exchange for each quarter during fiscal years ended June 30, 2008 and 2007 were as follows:

	2008		2007
Quarter	High	Low	High	Low
1st	$52.83	$43.32	$59.80	$47.26
2nd	$55.01	$43.15	$62.02	$53.64
3rd	$46.87	$38.89	$57.55	$44.40
4th	$53.95	$43.70	$52.36	$42.04

Since August 16, 2002, the Company’s stock has traded on the New York Stock Exchange under the ticker symbol, “CAI”.

NOTE 24. QUARTERLY FINANCIAL DATA (UNAUDITED)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended June 30, 2008 and 2007, are presented below (in thousands except per share data).

	Year ended June 30, 2008
	First	Second	Third	Fourth
Revenue	$553,580	$577,784	$634,157	$655,016
Income from operations	$34,679	$38,313	$43,471	$46,366
Net income	$18,292	$19,190	$22,292	$23,549
Basic earnings per share	$0.61	$0.64	$0.74	$0.78
Diluted earnings per share	$0.60	$0.63	$0.73	$0.77
Weighted-average shares outstanding:
Basic	29,993	30,033	30,076	30,133
Diluted	30,518	30,580	30,587	30,740

	Year ended June 30, 2007
	First	Second	Third	Fourth
Revenue	$467,623	$476,909	$473,055	$520,385
Income from operations	$36,535	$36,965	$34,479	$37,874
Net income	$18,803	$20,463	$18,442	$20,824
Basic earnings per share	$0.61	$0.67	$0.60	$0.68
Diluted earnings per share	$0.60	$0.65	$0.59	$0.67
Weighted-average shares outstanding:
Basic	30,629	30,696	30,835	30,414
Diluted	31,278	31,440	31,410	30,896

SCHEDULE II

CACI INTERNATIONAL INC

VALUATION AND QUALIFYING ACCOUNTS

FOR YEARS ENDED JUNE 30, 2008, 2007 AND 2006

(dollars in thousands)

	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2008
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,469	$1,642	$(1,479)	$305	$3,937

2007
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$4,607	$2,326	$(2,960)	$(504)	$3,469

2006
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$4,168	$1,336	$(1,906)	$1,009	$4,607

Items included as “Other Changes” include amounts for reserves acquired in acquisitions and foreign currency exchange differences.

The increase from June 30, 2007 to June 30, 2008 is primarily due to both reserves acquired in acquisitions and an increase in the United Kingdom reserve related to multi-year sales contracts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 27th day of August 2008.

CACI International Inc
Registrant

Date: August 27, 2008	By:

/s/ PAUL M. COFONI
Paul M. Cofoni President Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ PAUL M. COFONI Paul M. Cofoni	President, Chief Executive Officer and Director (Principal Executive Officer)	August 27, 2008

/s/ THOMAS A. MUTRYN Thomas A. Mutryn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 27, 2008

/s/ CAROL P. HANNA Carol P. Hanna	Senior Vice President, Corporate Controller (Principal Accounting Officer)	August 27, 2008

/s/ DR. J. P. LONDON Dr. J. P. London	Chairman of the Board, Executive Chairman	August 27, 2008

/s/ DAN R. BANNISTER Dan R. Bannister	Director	August 27, 2008

/s/ GREGORY G. JOHNSON Adm Gregory G. Johnson, USN (Ret.)	Director	August 27, 2008

/s/ DR. RICHARD L. LEATHERWOOD Richard L. Leatherwood	Director	August 27, 2008

/s/ JAMES L. PAVITT James L. Pavitt	Director	August 27, 2008

/s/ DR. WARREN R. PHILLIPS Dr. Warren R. Phillips	Director	August 27, 2008

/s/ CHARLES P. REVOILE Charles P. Revoile	Director	August 27, 2008

/s/ MICHAEL J. MANCUSO Michael J. Mancuso	Director	August 27, 2008