Form 10-Q
period 2008-09-30
CACI INTERNATIONAL INC /DE/
filed 2008-11-07
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of November 3, 2008: CACI International Inc Common Stock, $0.10 par value, 29,895,438 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2008	2007
Revenue	$654,760	$553,580

Costs of revenue:
Direct costs	443,545	372,398
Indirect costs and selling expenses	157,871	135,757
Depreciation and amortization	12,026	10,746

Total costs of revenue	613,442	518,901

Income from operations	41,318	34,679
Interest expense and other, net	5,740	5,152

Income before income taxes	35,578	29,527
Income taxes	14,587	11,235

Net income	$20,991	$18,292

Basic earnings per share	$0.70	$0.61

Diluted earnings per share	$0.69	$0.60

Weighted-average basic shares outstanding	30,103	29,993

Weighted-average diluted shares outstanding	30,567	30,518

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	September 30, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$111,967	$120,396
Accounts receivable, net	445,806	441,732
Prepaid expenses and other current assets	41,188	40,697

Total current assets	598,961	602,825
Goodwill	1,063,400	1,067,472
Intangible assets, net	117,553	126,028
Property and equipment, net	24,051	25,361
Accounts receivable, long-term, net	8,572	8,782
Other long-term assets	70,183	72,185

Total assets	$1,882,720	$1,902,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,549	$3,549
Accounts payable	76,430	74,175
Accrued compensation and benefits	110,574	126,649
Other accrued expenses and current liabilities	83,207	85,897

Total current liabilities	273,760	290,270
Long-term debt, net of current portion	637,506	639,074
Other long-term liabilities	55,781	55,424

Total liabilities	967,047	984,768

Commitments and contingencies

Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 39,018 and 38,948 shares issued and outstanding, respectively	3,902	3,895
Additional paid-in capital	373,349	370,127
Retained earnings	625,078	604,087
Accumulated other comprehensive income	76	6,768
Treasury stock, at cost (9,123 and 8,731 shares, respectively)	(86,732)	(66,992)

Total shareholders’ equity	915,673	917,885

Total liabilities and shareholders’ equity	$1,882,720	$1,902,653

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,991	$18,292
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	12,026	10,746
Amortization of deferred financing costs	632	610
Stock-based compensation expense	5,144	5,707
Deferred income tax expense (benefit)	4,093	(1,149)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(9,857)	(26,995)
Prepaid expenses and other current assets	(1,339)	(4,659)
Accounts payable and other accrued expenses	1,163	9,410
Accrued compensation and benefits	(21,151)	(2,556)
Income taxes payable and receivable	3,782	9,352
Other liabilities	164	4,630

Net cash provided by operating activities	15,648	23,388

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,347)	(3,890)
Cash paid for business acquisitions, net of cash acquired	—	(51,948)
Other	(644)	(204)

Net cash used in investing activities	(2,991)	(56,042)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made under bank credit facilities	(887)	(4,983)
Proceeds from note receivable	—	3,891
Proceeds from employee stock purchase plans	2,871	1,415
Proceeds from exercise of stock options	97	901
Repurchases of common stock	(20,936)	(949)
Other	(1,156)	(141)

Net cash (used in) provided by financing activities	(20,011)	134

Effect of exchange rate changes on cash and cash equivalents	(1,075)	300

Net decrease in cash and cash equivalents	(8,429)	(32,220)
Cash and cash equivalents, beginning of period	120,396	285,682

Cash and cash equivalents, end of period	$111,967	$253,462

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$6,631	$3,594

Cash paid during the period for interest	$3,862	$4,152

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2008	2007
Net income	$20,991	$18,292
Change in foreign currency translation adjustment	(6,680)	1,161
Change in fair value of interest rate swap agreements, net	(11)	(262)

Comprehensive income	$14,300	$19,191

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2008. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

2.	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on July 1, 2008. See note 13. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. The fair value option generally may be applied instrument by instrument, is irrevocable, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 was effective for the Company on July 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2). The FSP amends SFAS No. 157 to delay the effective date for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. With this deferral, the Company has not applied the provisions of SFAS No. 157 to goodwill and intangible assets, and is still assessing the impact that SFAS No. 157 for non-financial assets and liabilities will have on its consolidated financial statements.

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

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-1). This new standard will require the Company to separately account for the liability and equity (conversion option) components of its $300.0 million of 2.125 percent convertible senior subordinated notes that mature on May 1, 2014 (the Notes) issued May 16, 2007 and to recognize interest expense on the Notes using an interest rate in effect for comparable debt instruments that do not contain conversion features. The interest rate to be used under the new standard will be significantly higher than the rate which is currently used, which is equal to the coupon rate of 2.125 percent. FSP 14-1 is effective for the Company’s fiscal year beginning July 1, 2009 and will require retrospective application to the date the Notes were issued. Had this new standard been effective for the three months ended September 30, 2008 and 2007, the Company estimates that its interest expense would have increased by approximately $2.7 million and $2.5 million, respectively, and its diluted earnings per share would have decreased by approximately $0.05 per share for each quarterly period. FSP 14-1 will have no effect on the Company’s cash flow.

In June 2008, the FASB issued EITF Bulletin No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides guidance on how a company should determine if certain financial instruments (or embedded features) are considered indexed to its own stock, including instruments similar to the conversion option of the Notes, convertible note hedges, and warrants to purchase Company stock. This standard requires that a two-step approach be used to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock, and exempt from the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). EITF 07-5 is effective beginning with the Company’s fiscal year beginning July 1, 2009. The Company has not yet evaluated what impact, if any, EITF 07-5 will have on its results of operations or financial position.

3.	Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (cost approximates fair value) (in thousands):

	September 30, 2008	June 30, 2008
Money market funds	$101,272	$103,248
Cash	10,695	17,148

Total cash and cash equivalents	$111,967	$120,396

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.	Accounts Receivable

Total accounts receivable, net of allowance for doubtful accounts of approximately $3.4 million at September 30, 2008 and $3.9 million at June 30, 2008, consisted of the following (in thousands):

	September 30, 2008	June 30, 2008
Billed receivables	$332,631	$349,167
Billable receivables at end of period	83,832	59,240
Unbilled receivables pending receipt of contractual documents authorizing billing	29,343	33,325

Total accounts receivable, current	445,806	441,732
Unbilled receivables, retainages and fee withholdings expected to be billed beyond the next 12 months	8,572	8,782

Total accounts receivable, net	$454,378	$450,514

5.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2008	June 30, 2008
Customer contracts and related customer relationships	$229,393	$229,649
Covenants not to compete	2,453	2,505
Other	750	753

Intangible assets	232,596	232,907
Less accumulated amortization	(115,043)	(106,879)

Total intangible assets, net	$117,553	$126,028

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all intangible assets as of September 30, 2008 is 8.1 years, and the weighted-average remaining period of amortization is 5.9 years. Expected amortization expense for the remainder of the fiscal year ending June 30, 2009, and for each of the fiscal years thereafter, is as follows (in thousands):

Amount
Year ending June 30, 2009	$23,960
Year ending June 30, 2010	29,507
Year ending June 30, 2011	24,504
Year ending June 30, 2012	15,527
Year ending June 30, 2013	10,274
Thereafter	13,781

Total intangible assets, net	$117,553

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2008	June 30, 2008
Bank credit facility – term loans	$334,250	$335,125
Convertible notes payable	300,000	300,000
U.K. notes payable	5,770	6,451
Other	1,035	1,047

Total long-term debt	641,055	642,623
Less current portion	(3,549)	(3,549)

Long term debt, net of current portion	$637,506	$639,074

Bank Credit Facilities

The Company has a $590.0 million credit facility (the Credit Facility), consisting of a $240.0 million revolving credit facility (the Revolving Facility) and a $350.0 million institutional term loan (the Term Loan). The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $240.0 million, with an expiration date of May 3, 2011, and annual sub-limits on amounts borrowed for acquisitions. The Revolving Facility contains an accordion feature under which the facility may be expanded to $450.0 million with applicable lender approvals. The Revolving Facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the Revolving Facility, based on its leverage ratio, as defined. Any outstanding balances under the Revolving Facility are due in full May 3, 2011. As of September 30, 2008, the Company had no borrowings outstanding under the Revolving Facility and no outstanding letters of credit. Accordingly, $240.0 million was available for borrowing under the Revolving Facility as of that date.

The Term Loan is a secured facility under which principal payments are due in quarterly installments of $0.9 million at the end of each fiscal quarter through March 2011, and the balance of $325.5 million is due in full on May 3, 2011.

Borrowings under both the Revolving Facility and the Term Loan bear interest at rates based on the London Inter-Bank Offered Rate (LIBOR), or the higher of the prime rate or the federal funds rate plus 0.5 percent, as elected by the Company, plus applicable margins based on the leverage ratio as determined quarterly. Through September 30, 2008, the Company has elected to apply LIBOR to outstanding borrowings. For the three months ended September 30, 2008 and 2007, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility, was 4.49 percent and 6.67 percent, respectively.

The Credit Facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, and a maximum leverage ratio. Substantially all of the Company’s assets serve as collateral under the Credit Facility. As of September 30, 2008, the Company was in compliance with all of the financial covenants of the Credit Facility.

The Company capitalized $8.2 million of debt issuance costs in May 2004 associated with the origination of the Credit Facility and capitalized an additional $0.5 million of financing costs to amend the Credit Facility in May 2005 by re-pricing downward the margins that are applied to the interest rate options. In addition, in August 2008, the Company capitalized $1.2 million in additional financing costs to amend the Credit Facility to (1) increase the Revolving Facility to $240.0 million from $200.0 million, (2) increase the accordion feature to allow for expansion of the Revolving Facility to $450.0 million from a total expansion potential of $300.0 million and (3) extend the expiration date of the Revolving Facility to May 3, 2011 from May 3, 2009. All debt financing costs are being amortized from the date incurred to the expiration date of the Credit Facility. The unamortized balance of $3.7 million and $2.8 million at September 30, 2008 and June 30, 2008, respectively, is included in other long-term assets on the accompanying condensed consolidated balance sheets.

In December 2007, the Company entered into two forward interest rate swap agreements (the 2007 Swap) under which it exchanged floating-rate interest payments for fixed-rate interest payments on a notional amount of debt totaling $100.0 million. The agreements provide for swap payments over a twenty-four month period beginning in December 2007 and are settled on a quarterly basis. The weighted-average fixed interest rate provided by the agreements is 4.04 percent.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In June 2008, the Company entered into an interest rate cap agreement under which the floating-rate interest payments on a notional amount of debt of $68 million are capped at 7 percent (the 2008 Cap). The 2008 Cap became effective June 9, 2008 for a period of two years and provides for quarterly settlements, when applicable.

The Company accounts for its interest rate swap and cap agreements under the provisions of SFAS No. 133 and has determined that its swap and cap agreements qualify as effective hedges. Accordingly, the fair value of the 2007 Swap, which is a liability of $1.2 million at both September 30, 2008 and June 30, 2008, has been reported in other accrued expenses and current liabilities, with an offset, net of an income tax effect, included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheet. The change in fair value for the three months ended September 30, 2008, which is net of income tax effects, is reported as other comprehensive loss in the accompanying consolidated statements of comprehensive income. The fair value of the 2008 Cap as of September 30, 2008 and June 30, 2008, and the changes during the three month period ended September 30, 2008, are insignificant. The amounts paid and received on the 2007 Swap and the 2008 Cap will be recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year. The Company’s registration statement filed with the SEC to register resales of the Notes and the common stock issuable upon conversion of the Notes became effective on October 11, 2007.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97% of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of September 30, 2008, none of the conditions permitting conversion of the Notes had been satisfied.

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

The fair value of the Notes as of September 30, 2008 was $303.5 million based on quoted market values.

The contingently issuable shares are not included in CACI’s diluted share count for the three month periods ended September 30, 2008 or 2007, because CACI’s average stock price during those periods was below the conversion price. Debt issuance costs of approximately $7.8 million are being amortized to interest expense over seven years. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

U.K. Notes Payable

On April 2, 2008, in connection with its May 2006 acquisition of Sophron Partners Limited, CACI Limited issued loan notes totaling 3.2 million pounds sterling for earn-out consideration that is no longer contingent. These notes mature on June 30, 2010 and the note holders can redeem 50 percent from January 1, 2010 to April 5, 2010, or any amount held between April 6, 2010 and June 30, 2010. The notes bear interest at 6.25 percent from July 1, 2009 until redeemed.

Other

In connection with its investment in eVenture Technologies, LLC (eVentures), a joint venture between the Company and ActioNet, Inc., eVentures entered into a $1.5 million revolving credit facility (the JV Facility). The JV Facility is a four-year, guaranteed facility that permits continuously renewable borrowings of up to $1.5 million with an expiration date of the earliest of September 14, 2011; the date of any restatement, refinancing, or replacement of the Credit Facility without the lender acting as the sole and exclusive administrative agent; or termination of the Credit Facility. Borrowings under the JV Facility bear interest at the lender’s prime rate plus 1.0 percent. eVentures pays a fee of 0.25% on the unused portion of the JV Facility. As of September 30, 2008 eVentures had $0.4 million outstanding under the JV Facility and the effective interest rate was 6.0 percent.

Long-term debt as of September 30, 2008 also includes $0.6 million due under a mortgage note payable agreement. The Company assumed obligations of the mortgage as part of its acquisition of MTL Systems, Inc. in January 2004. Outstanding balances under the mortgage note payable bear interest at 5.88 percent and are secured by an interest in real property located in Dayton, Ohio.

The aggregate maturities of long-term debt at September 30, 2008 are as follows (in thousands):

Twelve months ending September 30,
2009	$3,549
2010	9,323
2011	327,705
2012	59
2013	419
Thereafter	300,000

Total long-term debt	$641,055

7.	Commitments and Contingencies

General Legal Matters

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Subcontract Purchase Commitment

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts. The subject subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. Based on the present status of contract performance, management believes that the Company will either purchase a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available or negotiate a resolution between the prime contractor and the Company’s vendor to avoid any liability for failing to purchase the quantity required for the lowest unit cost. Based upon that expectation, unit costs incurred to date have been recognized as direct costs at such lowest unit cost in the accompanying condensed consolidated statements of operations. Based on the number of units ordered to date and assuming that no other units are ordered under the subcontract, the Company’s maximum unit price exposure (the difference between the unit price that would be applicable to the number of units actually purchased as compared to the discount price at which the Company has recognized the purchases to date) is estimated to be $1.2 million, which has not been recorded in the Company’s condensed consolidated financial statements as of September 30, 2008.

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). The DCAA is currently in the process of auditing the Company’s incurred cost submissions for the years ended June 30, 2003 through June 30, 2006. In the opinion of management, audit adjustments that may result from audits not yet completed or started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including those of the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

In April 2007, the DCAA conducted a contract review and questioned certain costs on a contract in which the Company is a subcontractor. The Company believes that all costs allocated to this contract were appropriately allocated, but has accrued its best estimate of the potential outcome within its estimated range of zero to $3.4 million.

8.	Stock Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Stock-based compensation included in indirect costs and selling expenses:
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	$2,802	$3,317
Restricted stock and restricted stock unit (RSU) expense	2,342	2,390

Total stock-based compensation expense	$5,144	$5,707

Income tax benefit recognized for stock-based compensation expense	$2,109	$2,169

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Under the terms of its 2006 Stock Incentive Plan (the 2006 Plan), the Company may issue, among others, nonqualified stock options, SSARs, restricted stock, RSUs, and performance awards, collectively referred to herein as equity instruments. The 2006 Plan was approved by the Company’s stockholders in November 2006 and replaced the 1996 Stock Incentive Plan (the 1996 Plan), which was due to expire at the end of a ten-year period. During all periods presented, the exercise price of all SSAR and non-qualified stock option grants and the value of all restricted stock and RSU grants were set at the closing price of a share of the Company’s common stock on the date of grant, as reported by the New York Stock Exchange. Annual grants under the 2006 Plan (and previous grants under the 1996 Plan) are generally made to the Company’s key employees during the first quarter of the Company’s fiscal year and to members of the Company’s Board of Directors during the second quarter of the Company’s fiscal year. With the approval of its Chief Executive Officer, the Company also issues equity instruments to strategic new hires and to employees who have demonstrated superior performance.

Prior to June 2007, the Company issued equity instruments to its key employees in the form of non-qualified stock options and RSUs. Effective in June 2007, the Company began issuing SSARs instead of non-qualified stock options and shares of restricted stock instead of RSUs. RSUs and shares of restricted stock granted through this date vested based on the passage of time and continued service as an employee of the Company. Beginning in August 2008, the Company began issuing RSUs for which vesting is based on achievement of a performance metric in addition to grantee service (performance-based RSUs). For the RSUs granted as part of the Company’s annual grant made in August 2008, vesting is initially dependent upon the net after-tax profit (NATP) reported by the Company for the fiscal year ending June 30, 2010. The maximum number of RSUs which will vest is based on the achievement of a certain NATP which has been established by the Company’s Board of Directors. No RSUs will vest if NATP is less than a pre-defined amount. In addition to achievement of a certain level of NATP, vesting is contingent upon grantee service. Once the NATP for the year ending June 30, 2010 is determined, grantees will then vest in the underlying shares in increments of one-third on an annual basis beginning two years after the grant date. All performance-based RSUs awarded for a given NATP level and for which service requirements are fulfilled will have fully vested four years after the grant date.

Upon the exercise of stock options and SSARs, and the vestings of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by issuing new shares of authorized common stock. The number of shares authorized by shareholders for grants under the 2006 Plan and the 1996 Plan was 9,450,000 as of September 30, 2008.

Activity related to SSARs/non-qualified stock options and RSUs/restricted shares issued under the 1996 and 2006 Plans during the three months ended September 30, 2008 is as follows:

	SSARs/ Non-qualified stock options	RSUs/ restricted shares
Outstanding, June 30, 2008	3,307,849	346,160
Granted	291,000	376,585
Exercised/Issued	(6,632)	(94,990)
Forfeited/Lapsed	(19,107)	(3,450)

Outstanding, September 30, 2008	3,573,110	624,305

Weighted average exercise price of grants	$49.36

Weighted average grant date fair value for RSUs/restricted shares		$49.35

Under the terms of the various equity instrument agreements, vesting of awards may accelerate to varying degrees based on the age of the grantee and the type of equity instrument. Depending on the instrument, vesting may accelerate upon retirement at either age 62 or 65 with the amount of acceleration based on the length of service provided and, for performance-based RSUs, the NATP achieved for the applicable fiscal year.

During the three months ended September 30, 2008 and 2007, the Company recognized $0.9 million and $1.3 million, respectively, of incremental, accelerated stock compensation expense for awards made to employees who were either nearing or had reached the applicable retirement age at the date of grant.

As of September 30, 2008, there was $28.9 million of total unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted average period of 3.2 years, and $16.7 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 2.9 years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.	Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), the Management Stock Purchase Plan (MSPP), and the Director Stock Purchase Plan (DSPP) in November 2002, and implemented these plans beginning July 1, 2003. These plans provide employees, management, and directors with an opportunity to acquire or increase ownership interest in the Company through the purchase of shares of the Company’s common stock, subject to certain terms and conditions. There are 750,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of each quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory under SFAS No. 123R Share Based Payment (SFAS No. 123R). Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP for the three month periods ended September 30, 2008 and 2007. As of September 30, 2008, participants have purchased 577,967 shares under the ESPP at a weighted-average price per share of $45.46. Of these shares, 20,373 were purchased during the three months ended September 30, 2008, at a weighted-average price per share of $43.48. To satisfy its obligations under the ESPP, the Company will either purchase shares in the open market or issue shares previously acquired and held in treasury. During the three months ended September 30, 2008, the Company purchased 20,373 shares in the open market to fulfill the employees’ share purchases.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100 percent of their annual bonus. For the fiscal year ended June 30, 2008, RSUs awarded in lieu of bonuses earned were granted at 85 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange. For bonuses earned during the fiscal years ended June 30, 2006 and 2007, RSUs were granted at 95 percent of the closing price of a share of the Company’s common stock on the date of grant. RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

Activity related to the MSPP during the three months ended September 30, 2008 is as follows:

MSPP
RSUs outstanding, June 30, 2008	32,773
Granted	39,755
Issued	(9,028)
Forfeited	—

RSUs outstanding, September 30, 2008	63,500

Weighted average grant date fair value as adjusted for the applicable discount	$43.40

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock. There was no activity or outstanding grants under the DSPP during the three months ended September 30, 2008.

10.	Earnings Per Share

SFAS No. 128, Earnings Per Share (SFAS No. 128), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are not performance-based. The performance-based RSUs granted in August 2008 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares in accordance with SFAS No. 123R and SFAS No. 128. These shares will be included in the calculation of diluted earnings per share in the reporting period in which the performance metric is achieved. The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2008	2007
Net income	$20,991	$18,292

Weighted average number of basic shares outstanding during the period	30,103	29,993
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	464	525

Weighted average number of diluted shares outstanding during the period	30,567	30,518

Basic earnings per share	$0.70	$0.61

Diluted earnings per share	$0.69	$0.60

Shares outstanding during the three months ended September 30, 2008, reflect the August 2008 repurchase of 0.4 million shares of CACI’s common stock pursuant to a share repurchase program approved by the Company’s Board of Directors in June 2008.

11.	Income Taxes

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The total liability for unrecognized tax benefits as of September 30, 2008 and June 30, 2008 was $4.4 million and $4.6 million, respectively. The Company believes that the total amount of unrecognized tax benefits, if recognized, would not have a material effect on its effective tax rate.

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. The Internal Revenue Service (IRS) has examined the Company’s consolidated federal income tax returns through the year ended June 30, 2004. The Company is currently under income tax examination by the IRS for the years ended June 30, 2005 through 2007 and earlier years in connection with amended returns and carryback claims filed by the Company. The Company is also under examination by four state jurisdictions for years ended June 30, 2004 through June 30, 2006. The Company does not expect the resolution of these audits to have a material impact on its results of operations, financial condition or cash flows.

During the three month period ended September 30, 2008, the Company’s income tax expense was adversely impacted by non-deductible losses on assets invested in corporate-owned life insurance policies.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.	Business Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide professional services and information technology solutions to its customers. Its customers are primarily U.S. federal government agencies. The Company does not measure revenue or profit by its major service offerings, either for internal management or external financial reporting purposes, as it would be impractical to do so. In many cases more than one offering is provided under a single contract, to a single customer, or by a single employee or group of employees, and segregating the costs of the service offerings in situations for which it is not required would be difficult and costly. The Company also serves customers in the commercial and state and local government sectors and, from time to time, serves a number of agencies of foreign governments. The Company places employees in locations around the world in support of its clients. International operations offer services to both commercial and non-U.S. government customers primarily through the Company’s data information and knowledge management services, business systems solutions and enterprise IT and network services lines of business. The Company evaluates the performance of its operating segments based on net income. Summarized financial information concerning the Company’s reportable segments is as follows (in thousands):

	Domestic	International	Total
Three Months Ended September 30, 2008
Revenue from external customers	$632,315	$22,445	$654,760
Net income	19,888	1,103	20,991
Three Months Ended September 30, 2007
Revenue from external customers	$530,679	$22,901	$553,580
Net income	16,828	1,464	18,292

13.	Fair Value of Financial Instruments

SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability between market participants in an orderly transaction. The market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability is known as the principal market. When no principal market exists, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received or minimizes the amount that would be paid. Under SFAS No. 157, fair value should be based on assumptions market participants would make in pricing the asset or liability. Generally, fair value is based on observable quoted market prices or derived from observable market data when such market prices or data are available. When such prices or inputs are not available, the reporting entity should use valuation models.

With the adoption of SFAS No. 157 effective July 1, 2008, the Company’s financial assets and liabilities recorded at fair value on a recurring basis were categorized based on the priority of the inputs used to measure fair value. The inputs used in measuring fair value are categorized into three levels under SFAS No. 157, as follows:

•	Level 1 Inputs – unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2 Inputs – unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

•

Level 3 Inputs – amounts derived from valuation models in which unobservable inputs reflect the reporting entity’s own assumptions about the assumptions of market participants that would be used in pricing the asset or liability.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of September 30, 2008, the Company’s financial instruments measured at fair value included money market investments and mutual funds held in the Company’s supplemental retirement plan, and the Company’s interest rate swap and cap agreements. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	Fair Value
Assets held in Supplemental Retirement Plan	Long-term asset	Level 1	$41,878
Obligations under Supplemental Retirement Plan	Long-term liability	Level 1	$43,967
Interest rate swaps	Current liability	Level 2	$1,185
Interest rate cap	—	Level 2	—

Changes in the fair value of the assets held in the supplemental retirement plan, as well as changes in the related deferred compensation obligation, are recorded in indirect costs and selling expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and the United Kingdom, including conditions that result from terrorist activities or war; changes in interest rates; currency fluctuations; significant fluctuations in the equity markets; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism or rebuilding Iraq; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest etc.) and termination risks; the results of government investigations into allegations of improper actions related to the provision of services in support of U.S. military operations in Iraq; the results of government audits and reviews conducted by the Defense Contract Audit Agency or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; and (iv) accounting for convertible debt instruments; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our Securities and Exchange Commission filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We are a leading provider of professional services and information technology solutions to the U.S. government. We derived 95.4% and 94.5% of our revenue during the three months ended September 30, 2008 and 2007, respectively, from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments and commercial customers. Our major service offerings are as follows:

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

•

Logistics and material readiness services – We offer a full suite of solutions and service offerings that plan for, implement and control the efficient and effective flow and storage of goods, services and information in support of U.S. government agencies. We develop and manage logistics information systems, specialized simulation and modeling toolsets, and provide logistics engineering services. Our operational capabilities span the supply chain, including advance logistics planning; demand forecasting, total asset visibility (including the use of Radio Frequency Identification technology) and life cycle support for weapons systems. Our logistics services are a critical enabler in support of defense readiness and combat sustainability objectives.

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

•

Cyber security, information assurance, and information operations services – Our solutions and services support the full life cycle of preparing for, protecting against, detecting, reacting to and actively responding to the full range of cyber threats. We achieve this through comprehensive and consistently managed risk-based, cost-effective controls and measures to protect information operated by the U.S. government. We proactively support the operational use and availability/reliability of information.

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

Our operations may also be affected by local, national and worldwide economic conditions. The consequences of a prolonged recession may include a lower level of government spending. Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital. We are already experiencing the impact of current economic conditions on our operations in the United Kingdom (UK). Our UK business is centered on providing marketing solutions to commercial customers who have been particularly impacted by the global economic slow down. In addition, our income tax expense for the three months ended September 30, 2008 was adversely impacted by non-deductible losses on assets invested in corporate-owned life insurance policies and may be impacted to a greater extent if the losses exceed our estimates.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,				Change
(dollars in thousands)	2008		2007		$	%
Department of Defense (DoD)	$492,961	75.3%	$405,797	73.3%	$87,164	21.5%
Federal civilian agencies	131,831	20.1	117,299	21.2	14,532	12.4
Commercial and other	24,684	3.8	25,903	4.7	(1,219)	(4.7)
State and local governments	5,284	0.8	4,581	0.8	703	15.3

Total	$654,760	100.0%	$553,580	100.0%	$101,180	18.3%

For the three months ended September 30, 2008, total revenue increased by 18.3%, or $101.2 million, over the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD and federal civilian agency customers and was generated both from organic growth and from acquisitions completed since September 30, 2007. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the three months ended September 30, 2008 is as follows (in thousands):

Athena Innovative Solutions, Inc. (AIS)	$28.0
Dragon Development Corporation (DDC)	8.3
Other	5.1

Total	$41.4

Revenue from existing operations increased by 10.8%, or $59.8 million, for the three months ended September 30, 2008. This organic growth was driven by both an increase in our direct labor and an increase in other direct costs (ODCs). ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 21.5%, or $87.2 million, for the three months ended September 30, 2008, as compared to the same period a year ago. The acquisitions we completed during our fiscal year ended June 30, 2008, generated $20.7 million of DoD revenue, while revenue from existing operations increased by $66.5 million. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the commands in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 12.4%, or $14.5 million, for the three months ended September 30, 2008, as compared to the same period a year ago. Of this increase, $19.0 million was attributable to our acquisitions while revenue from existing operations decreased $4.5 million. The main reason for this decrease was the completion in the fiscal year ended June 30, 2008 of a single program for which we lost the recompete in the prior fiscal year. Approximately 14.0% of the federal civilian agency revenue for the quarter was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $18.4 million and $18.2 million for the three months ended September 30, 2008 and 2007, respectively.

Commercial revenue decreased 4.7%, or $1.2 million, during the three months ended September 30, 2008, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 90.9%, or $22.4 million, of total commercial revenue, while domestic operations accounted for 9.1%, or $2.2 million. The decline in commercial revenue came in part from operations within the UK. The decrease in revenue in the UK was primarily caused by the strengthening dollar versus the pound sterling and the impact of the global economic situation on the UK economy. The UK retail sector, which is one of the key sectors of our UK operations, has been particularly affected.

Revenue from state and local governments increased by 15.3%, or $0.7 million, for the three months ended September 30, 2008, as compared to the same period a year ago. Revenue from state and local governments represented 0.8% of our total revenue for both the three months ended September 30, 2008 and 2007. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended September 30, 2008 and 2007, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended September 30,		Three Months Ended September 30,		Increase
(dollars in thousands)	2008	2007	2008	2007	$	%
Revenue	$654,760	$553,580	100.0%	100.0%	$101,180	18.3%

Costs of revenue
Direct costs	443,545	372,398	67.8	67.3	71,147	19.1
Indirect costs and selling expenses	157,871	135,757	24.1	24.5	22,114	16.3
Depreciation and amortization	12,026	10,746	1.8	1.9	1,280	11.9

Total costs of revenue	613,442	518,901	93.7	93.7	94,541	18.2

Income from operations	41,318	34,679	6.3	6.3	6,639	19.1
Interest expense and other, net	5,740	5,152	0.9	0.9	588	11.4

Income before income taxes	35,578	29,527	5.4	5.4	6,051	20.5
Income taxes	14,587	11,235	2.2	2.1	3,352	29.8

Net income	$20,991	$18,292	3.2%	3.3%	$2,699	14.8%

Income from operations for the three months ended September 30, 2008 was $41.3 million. This was an increase of $6.6 million, or 19.1%, from income from operations of $34.7 million for the three months ended September 30, 2007. Our operating margin was 6.3% equal to that during the same period a year ago.

As a percentage of revenue, direct costs were 67.8% and 67.3% for the three months ended September 30, 2008 and 2007, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $181.7 million and $148.1 million for the three months ended September 30, 2008 and 2007, respectively. This increase in direct labor was attributable to both organic growth and acquisitions completed since September 30, 2007. ODCs were $261.8 million and $224.3 million during the three months ended September 30, 2008 and 2007, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR integration services within our Strategic Services Sourcing contract along with the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 24.1% and 24.5% for the three months ended September 30, 2008 and 2007, respectively. The decrease in indirect costs and selling expenses as a percentage of revenue was primarily a result of integrating acquired businesses, controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect costs and selling expenses. Total stock compensation expense, a component of indirect costs, was $5.1 million and $5.7 million for the three months ended September 30, 2008 and 2007, respectively, and decreased as a result of the current year’s grants being issued later within the quarter than occurred in the prior year. In addition, current year expense related to RSUs issued in the quarter ended September 30, 2008 is reduced as a result of having a longer period of amortization associated with a longer vesting period than those issued in the prior year.

Depreciation and amortization expense was $12.0 million and $10.7 million for the three months ended September 30, 2008 and 2007, respectively. The increase of $1.3 million, or 11.9%, was primarily the result of amortization expense attributable to intangibles acquired in the aforementioned acquisitions.

Interest expense and other, net increased $0.6 million, or 11.4%, during the three months ended September 30, 2008 as compared to the same period a year ago. The increase was primarily due to less interest income generated from the lower average of cash balances maintained during the period along with a lower rate earned on invested funds. The lower average cash balance is attributable to the use of cash to fund the AIS and DDC acquisitions. This was partially offset by a decrease in interest on the Credit Facility due to a lower effective interest rate.

The effective tax rate was 41.0% and 38.0% during the three months ended September 30, 2008 and 2007, respectively. The higher tax rate reported in the first quarter of FY2009 was primarily attributable to non-deductible losses on assets invested in corporate-owned life insurance policies to date and estimated to be incurred throughout the rest of the year. If losses on these investments exceed our estimates, our effective tax rate may be higher in future quarters of the year ending June 30, 2009.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $15.6 million and $23.4 million for the three months ended September 30, 2008 and 2007, respectively.

We maintain a $590.0 million credit facility (the Credit Facility), which includes a $240.0 million revolving credit facility (the Revolving Facility) and a $350.0 million institutional term loan (the Term Loan). The initial borrowings under the Credit Facility were $422.6 million, of which $334.3 million was outstanding under the Term Loan at September 30, 2008. On May 10, 2007, in connection with the issuance of the Notes, the Credit Facility was amended in order to, among other things, permit the issuance of the Notes and address certain related matters. On August 28, 2008, the Credit Facility was amended to reflect the exercise of the accordion feature under the Revolving Facility. The amendment increased the credit available to CACI under the Revolving Facility from $200.0 million to $240.0 million.

The August 2008 amendment also 1) provided CACI with additional flexibility with respect to certain of its covenants under the Credit Facility, 2) extended the expiration date of the Revolving Facility from May 3, 2009 to May 3, 2011, on which date repayment of any outstanding balance under the Revolving Facility, together with accrued interest thereon, will be due, and 3) increased the total amount to which the Revolving Facility may be increased pursuant to the accordion feature to $450.0 million (from $300.0 million). The Revolving Facility continues to have annual sublimits on amounts borrowed for acquisitions and a $25.0 million sublimit for the issuance of letters of credit.

As of September 30, 2008, we had no borrowings under the Revolving Facility.

The Term Loan portion of the Credit Facility is a seven-year secured facility under which principal payments are due in quarterly installments of $0.9 million at the end of each fiscal quarter through March 2011, and the balance of $325.5 million is due in full on May 3, 2011.

Interest rates for both Revolving Facility and Term Loan borrowings are based on LIBOR, or the higher of the prime rate or the federal funds rate plus 0.5 percent, plus applicable margins. Margin and unused fee rates are determined quarterly based on our leverage ratios. We are expected to operate within certain limits on leverage, net worth and fixed-charge coverage ratios throughout the term of the Credit Facility. The total costs incurred related to the Credit Facility, as amended, were approximately $9.9 million, including $1.2 million incurred in connection with the August 2008 amendment described previously, and are being amortized over the life of the Credit Facility.

Effective May 16, 2007, we issued the Notes which mature on May 1, 2014, in a private placement pursuant to Rule 144A of the Securities Act of 1933. The Notes are subordinate to our senior secured debt, and interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97% of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. We are required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of September 30, 2008, none of the conditions permitting conversion of the Notes had been satisfied.

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

The contingently issuable shares are not included in our diluted share count for the three month periods ended September 30, 2008 or 2007, because our average stock price during those periods was below the conversion price. Debt issuance costs of approximately $7.8 million are being amortized to interest expense over seven years. Upon closing of the sale of the Notes, approximately $45 million of the net proceeds was used to concurrently repurchase one million shares of our common stock.

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

In May 2008, the FASB issued FSP 14-1. This new standard will require us to separately account for the liability and equity (conversion option) components of the Notes, and to recognize interest expense on the Notes using an interest rate in effect for comparable debt instruments that do not contain conversion features. The interest rate to be used under the new standard will be significantly higher than the rate which is currently used, which is equal to the coupon rate of 2.125 percent. FSP 14-1 is effective for our fiscal year beginning July 1, 2009, and will require retrospective application to the date the Notes were issued. Had this new standard been effective for the three month periods ended September 30, 2008 and 2007, we estimate that our interest expense would have increased by approximately $2.7 million and $2.5 million, respectively, and our diluted earnings per share would have decreased by approximately $0.05 per share for each quarterly period. FSP 14-1 will have no effect on our cash flow.

We also have amounts due under a mortgage note payable that was assumed in January 2004, and promissory notes payable issued in connection with the May 2006 acquisition of Sophron Partners Limited. Principal amounts due under the mortgage note payable and the promissory notes payable were $0.6 million and $5.8 million, respectively, as of September 30, 2008. The promissory notes payable mature on June 30, 2010, but portions of these notes may be put back to the Company beginning January 1, 2010. The holders have the right to request payment of up to 50 percent of outstanding note principal beginning January 1, 2010, and up to 100 percent at any time between April 6, 2010 and the stated due date of June 30, 2010.

We also maintain two lines of credit in addition to the Revolving Facility, one in the U.K., and one under a joint venture. The total amount available under the line-of-credit facility in the U.K., which is scheduled to expire in December 2008, is approximately $1.0 million. The amount available under the joint venture’s line of credit is $1.5 million, and is scheduled to expire in September 2011. As of September 30, 2008, the Company had $0.4 million outstanding under the joint venture’s line, and no borrowings under the U.K.’s line.

In June 2008, our Board of Directors approved a share repurchase program for up to $20 million of our common stock. Repurchases under this program were completed in August 2008 for the full amount authorized by the Board.

Cash and cash equivalents were $112.0 million and $120.4 million at September 30, 2008 and June 30, 2008, respectively. Our operating cash flow was $15.6 million for the three months ended September 30, 2008 as compared to $23.4 million in the same period a year ago. This decrease in operating cash flows during the three months ended September 30, 2008 as compared to the year earlier quarter is due primarily to the increased payments of accrued compensation costs related to the prior fiscal year. Days-sales-outstanding were 62 at September 30, 2008, and were 68 at September 30, 2007.

We used cash in investing activities of $3.0 million and $56.0 million for the three months ended September 30, 2008 and 2007, respectively. This decrease of $53.0 million was primarily the result of our acquisition of the Wexford Group International, Inc (WGI) in June 2007. Approximately $49.0 million of the purchase consideration for WGI was paid during the three months ended September 30, 2007. The remaining cash used in both periods was primarily for the purchase of office and computer related equipment in support of normal business requirements.

Cash used in financing activities was $20.0 million in the three months ended September 30, 2008 as compared to cash provided by financing activities of $0.1 million in the three months ended September 30, 2007. This $20.1 million change was primarily attributable to the $20.0 million used during the three months ended September 30, 2008 to repurchase shares of our common stock pursuant to a plan approved by our Board of Directors in June 2008.

Cash flows from financing activities include proceeds received from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan totaling $3.0 million and $2.3 million during the three months ended September 30, 2008 and 2007, respectively. These amounts were offset by cash used to purchase stock to fulfill obligations under our Employee Stock Purchase Plan. Cash used to acquire stock was $0.9 million during each of the three month periods ended September 30, 2008 and 2007.

We believe that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. We are continuously analyzing our capital structure to ensure we have sufficient capital to fund any future acquisitions. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under our Credit Facility and the Notes will depend on our future financial performance which will be affected by many factors outside of our control.

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. With the exception of a building acquired in connection with an acquisition completed during the year ended June 30, 2004, we have financed the use of all of our office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see note 14 to our consolidated financial statements for the year ended June 30, 2008 included in our Annual Report on Form 10-K for such period. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of September 30, 2008, we had no outstanding letters of credit. We have no other material off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps and caps. Our hedging relationships are with two different financial institutions that have been impacted by recent market activities. If one or both of these financial institutions default on their obligations under our swap or cap agreements, we would have to find alternative methods to manage interest rate fluctuations or review and modify our hedging strategy. We have no reason to expect either institution to default on their obligations. A one percent change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by approximately $0.6 million for the three months ended September 30, 2008.

Approximately 3.4% and 4.1% of our total revenue in the three months ended September 30, 2008 and 2007, respectively, was derived from our international operations in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2008, we held pounds sterling in the United Kingdom equivalent to approximately $7.8 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2008.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Saleh, et al. v. Titan Corp., et al.

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of California against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V., and former CACI employee Stephen A. Stefanowicz, among other defendants, seeking a permanent injunction, declaratory relief, compensatory and punitive damages, treble damages and attorney’s fees arising out of defendants’ alleged acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, on October 17, 2008, CACI filed its brief intervening in the plaintiffs’ appeal of the decision by the United States District Court for the District of Columbia granting Titan’s summary judgment.

Ibrahim, et al. v. Titan Corp., et al.

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008 for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V. and Titan Corporation, seeking compensatory and punitive damages for physical injury, emotional distress, and/or wrongful death allegedly suffered as a result of defendants’ wrongful acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, on October 17, 2008, CACI filed its brief intervening in the plaintiffs’ appeal of the decision by the United States District Court for the District of Columbia granting Titan’s summary judgment.

Al-Janabi v. L-3 Communications et al.

Reference is made to Part I, Item 3, Legal Proceeding in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008 for the most recently filed information concerning the suit filed in the United States District Court for the Central District of California. The lawsuit names CACI International Inc, CACI Premier Technology, Inc., and former CACI employee Stephen A. Stefanowicz as Defendants, along with L-3 Communications. Plaintiff seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Since the filing of the Registrant’s report described above, the United States District Court for the Central District of California ordered the transfer of the lawsuit to the United States District Court for the Eastern District of Virginia. In August 2008, the plaintiff dismissed the case without prejudice.

Al-Quraishi v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceeding in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008 for the most recently filed information concerning the suit filed in the United States District Court for the District of Maryland. The lawsuit names CACI International Inc and CACI Premier Technology, Inc. as Defendants, along with L-3 Communications and Adel Nakhila, a former employee of L-3 Services. Plaintiff seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Since the filing of the Registrant’s report described above, in August 2008, the plaintiff dismissed all CACI defendants from the case without prejudice.

Al Shimari v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceeding in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio. The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc. Plaintiff seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Since the filing of the Registrant’s report described above, on September 12, 2008, Mr. Dugan was dismissed from the case without prejudice. On October 2, 2008, CACI filed a motion to dismiss the case. On October 24, 2008, the court heard oral argument on CACI’s motion to dismiss and motion to stay discovery. The court granted CACI’s motion to stay discovery and has not yet issued a ruling on CACI’s motion to dismiss.

Al-Ogaidi v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceeding in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008 for the most recently filed information concerning the suit filed in the United States District Court for the Western District of Washington. The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Daniel E. Johnson as Defendants, along with L-3 Services, Inc. Plaintiff seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Since the filing of the Registrant’s report described above, in August 2008, the plaintiff dismissed the case without prejudice.

We are vigorously defending the above-described legal proceedings, and, based on our present knowledge of the facts, believe the lawsuits are completely without merit.

Item 1A.	Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008. There have been no material changes from the risk factors described in that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below are equity securities purchased during the three months ended September 30, 2008 in order to satisfy our obligations under the Employee Stock Purchase Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2008	20,373	$45.95	577,967	172,033
August 2008	—	—	—	—
September 2008	—	—	—	—

Total	20,373	$45.95	577,967	172,033

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Agreement.		8-K	July 11, 2003	4.1

10.1	Commitment Agreement dated August 28, 2008 between CACI International Inc, Bank of America, N.A. and a consortium of participating banks		8-K	September 4, 2008	10.4

10.2	Third Amendment dated August 28, 2008 to the Credit Agreement dated May 3, 2004 between CACI International Inc, Bank of America, N.A. and a consortium of participating banks		8-K	September 4, 2008	10.5

31.1	Section 302 Certification Paul M. Cofoni	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Paul M. Cofoni	X

32.2	Section 906 Certification Thomas A. Mutryn	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: November 7, 2008	By:	/s/ Paul M. Cofoni
Paul M. Cofoni
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2008	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 7, 2008	By:	/s/ Carol P. Hanna
Carol P. Hanna
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)