Form 10-Q
period 2008-12-31
CACI INTERNATIONAL INC /DE/
filed 2009-02-05
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 2, 2009: CACI International Inc Common Stock, $0.10 par value, 29,929,124 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,
	2008	2007
Revenue	$672,507	$577,784

Costs of revenue:
Direct costs	461,488	386,427
Indirect costs and selling expenses	153,981	140,735
Depreciation and amortization	11,789	12,309

Total costs of revenue	627,258	539,471

Income from operations	45,249	38,313
Interest expense and other, net	6,122	6,738

Income before income taxes	39,127	31,575
Income taxes	17,035	12,385

Net income	$22,092	$19,190

Basic earnings per share	$0.74	$0.64

Diluted earnings per share	$0.73	$0.63

Weighted-average basic shares outstanding	29,895	30,033

Weighted-average diluted shares outstanding	30,362	30,580

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended December 31,
	2008	2007
Revenue	$1,327,267	$1,131,364

Costs of revenue:
Direct costs	905,033	758,825
Indirect costs and selling expenses	311,852	276,492
Depreciation and amortization	23,815	23,055

Total costs of revenue	1,240,700	1,058,372

Income from operations	86,567	72,992
Interest expense and other, net	11,862	11,890

Income before income taxes	74,705	61,102
Income taxes	31,622	23,620

Net income	$43,083	$37,482

Basic earnings per share	$1.44	$1.25

Diluted earnings per share	$1.41	$1.23

Weighted-average basic shares outstanding	29,999	30,013

Weighted-average diluted shares outstanding	30,465	30,549

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	December 31, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$105,316	$120,396
Accounts receivable, net	475,199	441,732
Prepaid expenses and other current assets	43,535	40,697

Total current assets	624,050	602,825
Goodwill	1,057,863	1,067,472
Intangible assets, net	109,064	126,028
Property and equipment, net	23,574	25,361
Accounts receivable, long-term, net	7,737	8,782
Other long-term assets	60,150	72,185

Total assets	$1,882,438	$1,902,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,550	$3,549
Accounts payable	81,355	74,175
Accrued compensation and benefits	117,733	126,649
Other accrued expenses and current liabilities	64,098	85,897

Total current liabilities	266,736	290,270
Long-term debt, net of current portion	635,175	639,074
Other long-term liabilities	50,168	55,424

Total liabilities	952,079	984,768

Commitments and contingencies

Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 39,018 and 38,948 shares issued and outstanding, respectively	3,902	3,895
Additional paid-in capital	377,292	370,127
Retained earnings	647,170	604,087
Accumulated other comprehensive (loss) income	(11,275)	6,768
Treasury stock, at cost (9,123 and 8,731 shares, respectively)	(86,730)	(66,992)

Total shareholders’ equity	930,359	917,885

Total liabilities and shareholders’ equity	$1,882,438	$1,902,653

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,083	$37,482
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	23,815	23,055
Amortization of deferred financing costs	1,264	1,228
Stock-based compensation expense	9,077	10,012
Deferred income tax expense	7,229	3,333
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(46,175)	(59,300)
Prepaid expenses and other current assets	6,735	(1,329)
Accounts payable and other accrued expenses	(1,640)	1,204
Accrued compensation and benefits	(13,432)	(961)
Income taxes payable and receivable	(11,163)	(3,170)
Other liabilities	(4,466)	4,249

Net cash provided by operating activities	14,327	15,803

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,924)	(7,481)
Cash paid for business acquisitions, net of cash acquired	—	(293,307)
Other	(442)	64

Net cash used in investing activities	(5,366)	(300,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	—	9,790
Principal payments made under bank credit facilities	(2,174)	(5,869)
Proceeds from note receivable	—	3,891
Proceeds from employee stock purchase plans	3,783	2,321
Proceeds from exercise of stock options	130	1,988
Repurchases of common stock	(21,868)	(949)
Other	(1,211)	(193)

Net cash (used in) provided by financing activities	(21,340)	10,979

Effect of exchange rate changes on cash and cash equivalents	(2,701)	(50)

Net decrease in cash and cash equivalents	(15,080)	(273,992)
Cash and cash equivalents, beginning of period	120,396	285,682

Cash and cash equivalents, end of period	$105,316	$11,690

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$29,188	$19,544

Cash paid during the period for interest	$10,848	$13,182

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net income	$22,092	$19,190	$43,083	$37,482
Change in foreign currency translation adjustment	(10,409)	(1,917)	(17,090)	(756)
Change in fair value of interest rate swap agreements, net	(942)	(511)	(953)	(773)

Comprehensive income	$10,741	$16,762	$25,040	$35,953

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2008. The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

2.	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value under GAAP, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on July 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. See note 13.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in connection with a business combination; recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase; and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company for business combinations for which the acquisition date is on or after July 1, 2009. The Company has not yet evaluated what impact, if any, SFAS No. 141R will have on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 applies to all companies that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for the Company on July 1, 2009. Earlier adoption is prohibited. The Company has not yet evaluated what impact, if any, SFAS No. 160 will have on its results of operations or financial position.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (SFAS No. 161), which requires expanded disclosures about derivative and hedging activities. This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and its related interpretations, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company on July 1, 2009, with earlier adoption encouraged. The Company does not expect the new standard to have a significant impact on its disclosures.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for the Company on July 1, 2009. The Company has not yet evaluated what impact, if any, FSP 142-3 will have on its results of operations or financial position.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-1). This new standard will require the Company to separately account for the liability and equity (conversion option) components of its $300.0 million of 2.125 percent convertible senior subordinated notes that mature on May 1, 2014 (the Notes) issued May 16, 2007 and to recognize interest expense on the Notes using an interest rate in effect for comparable debt instruments that do not contain conversion features. The interest rate to be used under the new standard will be significantly higher than the rate which is currently used, which is equal to the coupon rate of 2.125 percent. FSP 14-1 is effective for the Company on July 1, 2009 and will require retrospective application to the date the Notes were issued. Had this new standard been effective for the three months ended December 31, 2008 and 2007, the Company estimates that its interest expense would have increased by approximately $2.4 million and $2.2 million, respectively, and its diluted earnings per share would have decreased by approximately $0.04 per share for each quarterly period. FSP 14-1 will have no effect on the Company’s cash flow.

In June 2008, the FASB issued EITF Bulletin No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides guidance on how a company should determine if certain financial instruments (or embedded features) are considered indexed to its own stock, including instruments similar to the conversion option of the Notes, convertible note hedges, and warrants to purchase Company stock. This standard requires that a two-step approach be used to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock, and exempt from the application of SFAS No. 133. EITF 07-5 is effective for the Company on July 1, 2009. The Company has not yet evaluated what impact, if any, EITF 07-5 will have on its results of operations or financial position.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (FSP 132(R)-1). This new standard requires detailed disclosures about investment strategies, fair value measurements and concentrations of risk regarding plan assets of a company’s defined benefit plan or other postretirement plan. FSP 132(R)-1 is effective for the Company’s fiscal year ending June 30, 2010. Management does not expect FSP 132(R)-1 to have a significant impact on the disclosures about its retirement benefits.

3.	Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (cost approximates fair value) (in thousands):

	December 31, 2008	June 30, 2008
Money market funds	$74,756	$103,248
Cash	30,560	17,148

Total cash and cash equivalents	$105,316	$120,396

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.	Accounts Receivable

Total accounts receivable, net of allowance for doubtful accounts of approximately $3.2 million at December 31, 2008 and $3.9 million at June 30, 2008, consisted of the following (in thousands):

	December 31, 2008	June 30, 2008
Billed receivables	$393,810	$349,167
Billable receivables at end of period	58,092	59,240
Unbilled receivables pending receipt of contractual documents authorizing billing	23,297	33,325

Total accounts receivable, current	475,199	441,732
Unbilled receivables, retainages and fee withholdings expected to be billed beyond the next 12 months	7,737	8,782

Total accounts receivable, net	$482,936	$450,514

5.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2008	June 30, 2008
Customer contracts and related customer relationships	$228,641	$229,649
Covenants not to compete	2,300	2,505
Other	739	753

Intangible assets	231,680	232,907
Less accumulated amortization	(122,616)	(106,879)

Total intangible assets, net	$109,064	$126,028

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all intangible assets as of December 31, 2008 is 8.1 years, and the weighted-average remaining period of amortization is 5.8 years. Expected amortization expense for the remainder of the fiscal year ending June 30, 2009, and for each of the fiscal years thereafter, is as follows (in thousands):

Amount
Year ending June 30, 2009	$15,840
Year ending June 30, 2010	29,322
Year ending June 30, 2011	24,411
Year ending June 30, 2012	15,453
Year ending June 30, 2013	10,257
Thereafter	13,781

Total intangible assets, net	$109,064

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2008	June 30, 2008
Bank credit facility – term loans	$333,375	$335,125
Convertible notes payable	300,000	300,000
U.K. notes payable	4,727	6,451
Other	623	1,047

Total long-term debt	638,725	642,623
Less current portion	(3,550)	(3,549)

Long term debt, net of current portion	$635,175	$639,074

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $240.0 million, with an expiration date of May 3, 2011, and annual sub-limits on amounts borrowed for acquisitions. The Revolving Facility contains an accordion feature under which the facility may be expanded to $450.0 million with applicable lender approvals. The Revolving Facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the Revolving Facility, based on its leverage ratio, as defined. Any outstanding balances under the Revolving Facility are due in full May 3, 2011. As of December 31, 2008, the Company had no borrowings outstanding under the Revolving Facility and no outstanding letters of credit. Accordingly, $240.0 million was available for borrowing under the Revolving Facility as of that date.

The Term Loan is a secured facility under which principal payments are due in quarterly installments of $0.9 million at the end of each fiscal quarter through March 2011, and the balance of $325.5 million is due in full on May 3, 2011.

Borrowings under both the Revolving Facility and the Term Loan bear interest at rates based on the London Inter-Bank Offered Rate (LIBOR) plus applicable margins based on the Company’s leverage ratio as determined quarterly, or the higher of the prime rate or the federal funds rate plus 0.5 percent, as elected by the Company. For the three months ended December 31, 2008 and 2007, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility, was 4.41 percent and 6.36 percent, respectively.

The Credit Facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, and a maximum leverage ratio. Substantially all of the Company’s assets serve as collateral under the Credit Facility. As of December 31, 2008, the Company was in compliance with all of the financial covenants of the Credit Facility.

The Company capitalized $8.2 million of debt issuance costs in May 2004 associated with the origination of the Credit Facility and capitalized an additional $0.5 million of financing costs to amend the Credit Facility in May 2005 by re-pricing downward the margins that are applied to the interest rate options. In addition, in August 2008, the Company capitalized $1.3 million in additional financing costs to amend the Credit Facility to (1) increase the Revolving Facility to $240.0 million from $200.0 million, (2) increase the accordion feature to allow for expansion of the Revolving Facility to $450.0 million from a total expansion potential of $300.0 million and (3) extend the expiration date of the Revolving Facility to May 3, 2011 from May 3, 2009. All debt financing costs are being amortized from the date incurred to the expiration date of the Credit Facility. The unamortized balance of $3.3 million and $2.8 million at December 31, 2008 and June 30, 2008, respectively, is included in other long-term assets on the accompanying condensed consolidated balance sheets.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In June 2008, the Company entered into an interest rate cap agreement under which the floating-rate interest payments on a notional amount of debt of $68.0 million are capped at 7 percent (the 2008 Cap). The 2008 Cap became effective June 9, 2008 for a period of two years and provides for quarterly settlements, when applicable.

The Company accounts for its interest rate swap and cap agreements under the provisions of SFAS No. 133 and has determined that its swap and cap agreements qualify as effective hedges. Accordingly, the fair value of the 2007 Swap, which is a liability of $2.7 million and $1.2 million at December 31, 2008 and June 30, 2008, respectively, has been reported in other accrued expenses and current liabilities, with an offset, net of an income tax effect, included in accumulated other comprehensive (loss) income in the accompanying condensed consolidated balance sheets. The change in fair value for the three and six months ended December 31, 2008 and 2007, which are net of income tax effects, are reported as other comprehensive loss in the accompanying consolidated statements of comprehensive income. The fair value of the 2008 Cap as of December 31, 2008 and June 30, 2008, and the changes during the three and six month periods ended December 31, 2008, are insignificant. The amounts paid and received on the 2007 Swap and the 2008 Cap will be recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97% of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of December 31, 2008, none of the conditions permitting conversion of the Notes had been satisfied.

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

The fair value of the Notes as of December 31, 2008 was $273.3 million based on quoted market values.

The contingently issuable shares are not included in CACI’s diluted share count for the three or six month periods ended December 31, 2008 or 2007, because CACI’s average stock price during those periods was below the conversion price. Debt issuance costs of approximately $7.8 million are being amortized to interest expense over seven years. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

On a combined basis, the Call Options and the Warrants are intended to reduce the potential dilution of CACI’s common stock in the event that the Notes are converted by effectively increasing the conversion price of the Notes from $54.65 to $68.31. The Call Options are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding. The Warrants will result in additional diluted shares outstanding if CACI’s average common stock price exceeds $68.31. The Call Options and the Warrants are separate and legally distinct instruments that bind CACI and the counterparties and have no binding effect on the holders of the Notes.

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

Other

In connection with its investment in eVenture Technologies, LLC (eVentures), a joint venture between the Company and ActioNet, Inc., eVentures entered into a $1.5 million revolving credit facility (the JV Facility). The JV Facility is a four-year, guaranteed facility that permits continuously renewable borrowings of up to $1.5 million with an expiration date of the earliest of September 14, 2011; the date of any restatement, refinancing, or replacement of the Credit Facility without the lender acting as the sole and exclusive administrative agent; or termination of the Credit Facility. Borrowings under the JV Facility bear interest at the lender’s prime rate plus 1.0 percent. eVentures pays a fee of 0.25% on the unused portion of the JV Facility. As of December 31, 2008, eVentures had no borrowings outstanding under the JV Facility.

Long-term debt as of December 31, 2008 includes $0.6 million due under a mortgage note payable agreement. The Company assumed obligations of the mortgage as part of its acquisition of MTL Systems, Inc. in January 2004. Outstanding balances under the mortgage note payable bear interest at 5.88 percent and are secured by an interest in real property located in Dayton, Ohio.

The aggregate maturities of long-term debt at December 31, 2008 are as follows (in thousands):

Twelve months ending December 31,
2009	$3,550
2010	8,281
2011	326,432
2012	59
2013	403
2014	300,000

Total long-term debt	$638,725

7.	Commitments and Contingencies

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

Subcontract Purchase Commitment

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts. The subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. As of December 31, 2008, the Company had purchased a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available.

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). The DCAA is currently in the process of auditing the Company’s incurred cost submissions for the years ended June 30, 2005 and June 30, 2006. In the opinion of management, audit adjustments that may result from audits not yet completed or started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including those of the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

In April 2007, the DCAA conducted a contract review and questioned certain costs on a contract in which the Company is a subcontractor. The Company believes that all costs allocated to this contract were appropriately allocated, but has accrued its best estimate of the potential outcome within its estimated range of zero to $3.4 million.

8.	Stock Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Stock-based compensation included in indirect costs and selling expenses:
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	$2,467	$2,892	$5,269	$6,209
Restricted stock and restricted stock unit (RSU) expense	1,466	1,413	3,808	3,803

Total stock-based compensation expense	$3,933	$4,305	$9,077	$10,012

Income tax benefit recognized for stock-based compensation expense	$1,733	$1,686	$3,842	$3,855

Under the terms of its 2006 Stock Incentive Plan (the 2006 Plan), the Company may issue, among others, nonqualified stock options, SSARs, restricted stock, RSUs, and performance awards, collectively referred to herein as equity instruments. The 2006 Plan was approved by the Company’s stockholders in November 2006 and replaced the Company’s 1996 Stock Incentive Plan (the 1996 Plan), which was due to expire at the end of a ten-year period. During all periods presented, the exercise price of all SSAR and non-qualified stock option grants and the value of all restricted stock and RSU grants were set at the closing price of a share of the Company’s common stock on the date of grant, as

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

reported by the New York Stock Exchange. Annual grants under the 2006 Plan (and previous grants under the 1996 Plan) are generally made to the Company’s key employees during the first quarter of the Company’s fiscal year and to members of the Company’s Board of Directors during the second quarter of the Company’s fiscal year. With the approval of its Chief Executive Officer, the Company also issues equity instruments to strategic new hires and to employees who have demonstrated superior performance.

Prior to June 2007, the Company issued equity instruments to its key employees in the form of non-qualified stock options and RSUs. Effective in June 2007, the Company began issuing SSARs instead of non-qualified stock options and shares of restricted stock instead of RSUs. RSUs and shares of restricted stock granted through July 2008 vested based on the passage of time and continued service as an employee of the Company. Beginning in August 2008, the Company began also issuing RSUs for which vesting is based on achievement of a performance metric in addition to grantee service (performance-based RSUs). For performance-based RSUs granted as part of the Company’s annual grant made in August 2008, vesting is initially dependent upon the net after-tax profit (NATP) reported by the Company for the fiscal year ending June 30, 2010. The maximum number of performance-based RSUs which will vest is based on the achievement of a certain NATP which has been established by the Company’s Board of Directors. No performance-based RSUs will vest if NATP is less than a pre-defined amount. In addition to achievement of a certain level of NATP, vesting is contingent upon grantee service. Once the NATP for the year ending June 30, 2010 is determined, grantees will then vest in the underlying shares in increments of one-third on an annual basis beginning two years after the grant date. All performance-based RSUs awarded for a given NATP level and for which service requirements are fulfilled will have fully vested four years after the grant date.

Prior to November 2008, the Company issued equity instruments to members of its Board of Directors in the form of a set number of non-qualified stock options. Effective in November 2008, the Company’s shareholders approved a change to grant equity to members of the Board of Directors in the form of a set dollar value of RSUs. The grants vest based on the passage of time and continued service as a Director of the Company.

Upon the exercise of stock options and SSARs, and the vestings of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by issuing new shares of authorized common stock. During the three months ended December 31, 2008, the Company’s shareholders approved an increase in the number of shares of Company common stock authorized for issuance under the 2006 Plan by 1,500,000 shares. The number of shares authorized by shareholders for grants under the 2006 Plan and the 1996 Plan was 10,950,000 as of December 31, 2008.

Activity related to SSARs/non-qualified stock options and RSUs/restricted shares issued under the 1996 and 2006 Plans during the six months ended December 31, 2008 is as follows:

	SSARs/ Non-qualified stock options	RSUs/ restricted shares
Outstanding, June 30, 2008	3,307,849	346,160
Granted	297,400	396,747
Exercised/Issued	(7,532)	(94,990)
Forfeited/Lapsed	(111,186)	(25,440)

Outstanding, December 31, 2008	3,486,531	622,477

Weighted average exercise price of grants	$49.11

Weighted average grant date fair value for RSUs/restricted shares		$48.88

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

During the six months ended December 31, 2008 and 2007, the Company recognized $0.9 million and $1.3 million, respectively, of incremental, accelerated stock compensation expense for awards made to employees who were either nearing or had reached the applicable retirement age at the date of grant.

As of December 31, 2008, there was $25.9 million of total unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted average period of 3.0 years, and $15.4 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 2.7 years.

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

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of each quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory under SFAS No. 123R Share Based Payment (SFAS No. 123R). Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP for the three or six month periods ended December 31, 2008 and 2007. As of December 31, 2008, participants have purchased 597,106 shares under the ESPP at a weighted-average price per share of $45.53. Of these shares, 19,139 were purchased during the three months ended December 31, 2008, at a weighted-average price per share of $47.60. To satisfy its obligations under the ESPP, the Company either purchases shares in the open market or issues shares previously acquired and held in treasury. During the three months ended December 31, 2008, the Company purchased 19,139 shares in the open market to fulfill the employees’ share purchases.

The MSPP provides senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100 percent of their annual bonus. For the fiscal year ended June 30, 2008, RSUs awarded in lieu of bonuses earned were granted at 85 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange. For bonuses earned during the fiscal years ended June 30, 2006 and 2007, RSUs were granted at 95 percent of the closing price of a share of the Company’s common stock on the date of grant. RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

Activity related to the MSPP during the three months ended December 31, 2008 is as follows:

MSPP
RSUs outstanding, June 30, 2008	32,773
Granted	39,755
Issued	(9,080)
Forfeited	(1,406)

RSUs outstanding, December 31, 2008	62,042

Weighted average grant date fair value as adjusted for the applicable discount	$43.40

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock. There was no activity or outstanding grants under the DSPP during the three months ended December 31, 2008.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net income	$22,092	$19,190	$43,083	$37,482

Weighted average number of basic shares outstanding during the period	29,895	30,033	29,999	30,013
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	467	547	466	536

Weighted average number of diluted shares outstanding during the period	30,362	30,580	30,465	30,549

Basic earnings per share	$0.74	$0.64	$1.44	$1.25

Diluted earnings per share	$0.73	$0.63	$1.41	$1.23

Shares outstanding during the three and six months ended December 31, 2008, reflect the August 2008 repurchase of 0.4 million shares of CACI’s common stock pursuant to a share repurchase program approved by the Company’s Board of Directors in June 2008.

11.	Income Taxes

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The total liability for unrecognized tax benefits as of December 31, 2008 and June 30, 2008 was $4.2 million and $4.6 million, respectively. The Company believes that the total amount of unrecognized tax benefits, if recognized, would not have a material effect on its effective tax rate.

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

During the three and six month periods ended December 31, 2008, the Company’s income tax expense was adversely impacted by non-deductible losses incurred to date and estimated to be incurred through the end of the year ending June 30, 2009 on assets invested in connection with its supplemental retirement plan.

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

	Domestic	International	Total
Three Months Ended December 31, 2008
Revenue from external customers	$654,360	$18,147	$672,507
Net income	20,988	1,104	22,092
Three Months Ended December 31, 2007
Revenue from external customers	$554,863	$22,921	$577,784
Net income	17,688	1,502	19,190

Six Months Ended December 31, 2008
Revenue from external customers	$1,286,675	$40,592	$1,327,267
Net income	40,876	2,207	43,083
Six Months Ended December 31, 2007
Revenue from external customers	$1,085,541	$45,823	$1,131,364
Net income	34,516	2,966	37,482

13.	Fair Value of Financial Instruments

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of December 31, 2008, the Company’s financial instruments measured at fair value included money market investments and mutual funds held in connection with the Company’s supplemental retirement plan and the Company’s interest rate swap and cap agreements. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	Fair Value
Assets held in connection with Supplemental Retirement Plan	Long-term asset	Level 1	$36,674
Obligations under Supplemental Retirement Plan	Long-term liability	Level 1	$39,480
Interest rate swaps	Current liability	Level 2	$2,726
Interest rate cap	—	Level 2	—

Changes in the fair value of the assets held in connection with the supplemental retirement plan, as well as changes in the related deferred compensation obligation, are recorded in indirect costs and selling expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and the United Kingdom, including conditions that result from terrorist activities or war; changes in interest rates; currency fluctuations; significant fluctuations in the equity markets; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism, rebuilding Iraq, or a proposed economic stimulus package; government contract procurement (such as bid protests, small business set asides, loss of work due to organizational conflicts of interest etc.) and termination risks; the results of government investigations into allegations of improper actions related to the provision of services in support of U.S. military operations in Iraq; the results of government audits and reviews conducted by the Defense Contract Audit Agency or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; and (iv) accounting for convertible debt instruments; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our Securities and Exchange Commission filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We are a leading provider of professional services and information technology solutions to the U.S. government. We derived 95.8% and 94.6% of our revenue during the six months ended December 31, 2008 and 2007, respectively, from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments and commercial customers. Our major service offerings are as follows:

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

Our operations are also affected by local, national and worldwide economic conditions. The consequences of a prolonged recession may include a lower level of government spending. Instability in the financial markets, as a result of a recession or other factors, also may affect the cost of capital and our ability to raise capital. We are already experiencing the impact of both the weakening of the pound sterling against the United States dollar and current economic conditions on our operations in the United Kingdom (UK). Our UK business is centered on providing marketing solutions to commercial customers who have been particularly impacted by the global economic slow down. In addition, our income tax expense for the three and six months ended December 31, 2008 was adversely impacted by non-deductible losses on assets invested in connection with our supplemental retirement plan and may be impacted to a greater extent if the losses exceed our estimates.

Results of Operations for the Three Months Ended December 31, 2008 and 2007

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended December 31, 2008 and 2007, respectively:

(dollars in thousands)	Three Months Ended December 31,				Change
	2008		2007		$	%
Department of Defense (DoD)	$506,747	75.3%	$430,352	74.5%	$76,395	17.8%
Federal civilian agencies	139,720	20.8	117,008	20.2	22,712	19.4
Commercial and other	20,831	3.1	25,285	4.4	(4,454)	(17.6)
State and local governments	5,209	0.8	5,139	0.9	70	1.4

Total	$672,507	100.0%	$577,784	100.0%	$94,723	16.4%

For the three months ended December 31, 2008, total revenue increased by 16.4%, or $94.7 million, over the same period a year ago. This growth in revenue resulted from the higher volume of work from DoD and federal civilian agency customers and was generated both from organic growth and from acquisitions completed during the quarter ended December 31, 2007. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the three months ended December 31, 2008 is as follows (in thousands):

Athena Innovative Solutions, Inc. (AIS)	$9.5
Dragon Development Corporation (DDC)	2.9
Other	4.5

Total	$16.9

Revenue from existing operations increased by 13.5%, or $77.8 million, for the three months ended December 31, 2008. This organic growth was driven by both an increase in our direct labor and an increase in other direct costs (ODCs). ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 17.8%, or $76.4 million, for the three months ended December 31, 2008, as compared to the same period a year ago. The acquisitions we completed during our quarter ended December 31, 2007, generated $9.7 million of DoD revenue, while revenue from existing operations increased by $66.7 million. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the commands in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 19.4%, or $22.7 million, for the three months ended December 31, 2008, as compared to the same period a year ago. Of this increase, $6.1 million was attributable to our acquisitions while revenue from existing operations increased $16.6 million. Approximately 12.6% of the federal civilian agency revenue for the quarter was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $17.6 million and $17.1 million for the three months ended December 31, 2008 and 2007, respectively.

Commercial revenue decreased 17.6%, or $4.5 million, during the three months ended December 31, 2008, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 87.1%, or $18.1 million, of total commercial revenue, while domestic operations accounted for 12.9%, or $2.7 million. The decline in commercial revenue came from operations within the UK. The decrease in revenue in the UK was caused by the strengthening dollar versus the pound sterling.

Revenue from state and local governments increased by 1.4%, or $70 thousand, for the three months ended December 31, 2008, as compared to the same period a year ago. Revenue from state and local governments represented 0.8% and 0.9% of our total revenue for the three months ended December 31, 2008 and 2007, respectively. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended December 31, 2008 and 2007, respectively.

(dollars in thousands)	Dollar Amount		Percentage of Revenue		Change
	Three Months Ended December 31,		Three Months Ended December 31,
	2008	2007	2008	2007	$	%
Revenue	$672,507	$577,784	100.0%	100.0%	$94,723	16.4%

Costs of revenue
Direct costs	461,488	386,427	68.6	66.9	75,061	19.4
Indirect costs and selling expenses	153,981	140,735	22.9	24.4	13,246	9.4
Depreciation and amortization	11,789	12,309	1.8	2.1	(520)	(4.2)

Total costs of revenue	627,258	539,471	93.3	93.4	87,787	16.3

Income from operations	45,249	38,313	6.7	6.6	6,936	18.1
Interest expense and other, net	6,122	6,738	0.9	1.2	(616)	(9.1)

Income before income taxes	39,127	31,575	5.8	5.4	7,552	23.9
Income taxes	17,035	12,385	2.5	2.1	4,650	37.5

Net income	$22,092	$19,190	3.3%	3.3%	$2,902	15.1%

Income from operations for the three months ended December 31, 2008 was $45.2 million. This was an increase of $6.9 million, or 18.1%, from income from operations of $38.3 million for the three months ended December 31, 2007. Our operating margin was 6.7% compared with 6.6% during the same period a year ago.

As a percentage of revenue, direct costs were 68.6% and 66.9% for the three months ended December 31, 2008 and 2007, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $181.7 million and $159.7 million for the three months ended December 31, 2008 and 2007, respectively. This increase in direct labor was attributable to both organic growth and the acquisitions of AIS and DDC. ODCs were $279.8 million and $226.7 million during the three months ended December 31, 2008 and 2007, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR integration services within our Strategic Services Sourcing (S3) contract along with the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 22.9% and 24.4% for the three months ended December 31, 2008 and 2007, respectively. The decrease in indirect costs and selling expenses as a percentage of revenue was primarily a result of integrating acquired businesses, controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect costs and selling expenses. Total stock compensation expense, a component of indirect costs, was $3.9 million and $4.3 million for the three months ended December 31, 2008 and 2007, respectively, and decreased primarily as a result of a higher level of forfeitures. In addition, expense related to performance-based RSUs granted in FY2009 is lower relative to expense for RSUs granted in prior years due to a lengthening of the vesting period from three to four years.

Depreciation and amortization expense was $11.8 million and $12.3 million for the three months ended December 31, 2008 and 2007, respectively. The decrease of $0.5 million, or 4.2%, was primarily the result of lower amortization expense attributable to intangibles acquired in acquisitions made in prior years.

Interest expense and other, net decreased $0.6 million, or 9.1%, during the three months ended December 31, 2008 as compared to the same period a year ago. The decrease was primarily due to a lower effective interest rate on our Credit Facility. This was partially offset by lower interest income due to lower average cash balances and a lower interest rate than in the prior year.

The effective tax rate was 43.5% and 39.2% during the three months ended December 31, 2008 and 2007, respectively. The higher tax rate reported in the second quarter of FY2009 was primarily attributable to non-deductible losses on assets invested in connection with our supplemental retirement plan incurred to date and estimated to be incurred throughout the rest of the year. If losses on these investments exceed our estimates, our effective tax rate may be higher in future quarters of the year ending June 30, 2009.

Results of Operations for the Six Months Ended December 31, 2008 and 2007

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the six months ended December 31, 2008 and 2007, respectively:

(amounts in thousands)	Six Months Ended December 31,				Change
	2008		2007		$	%
Department of Defense	$999,708	75.3%	$836,149	73.9%	$163,559	19.6%
Federal civilian agencies	271,551	20.5	234,307	20.7	37,244	15.9
Commercial and other	45,515	3.4	51,188	4.5	(5,673)	(11.1)
State and local governments	10,493	0.8	9,720	0.9	773	8.0

Total	$1,327,267	100.0%	$1,131,364	100.0%	$195,903	17.3%

For the six months ended December 31, 2008, total revenue increased by 17.3%, or $195.9 million, over the same period a year ago. This growth in revenue resulted from the higher volume of work from DoD and federal civilian agency customers and was generated from both organic growth and acquisitions completed during the quarter ended December 31, 2007. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the six months ended December 31, 2008 is as follows (in thousands):

AIS	$37.6
DDC	11.2
Other	9.5

Total	$58.3

Revenue from existing operations increased by 12.1% or $137.6 million, for the six months ended December 31, 2008. This organic growth was driven by both an increase in our direct labor and a significant increase in ODCs. ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 19.6%, or $163.6 million, for the six months ended December 31, 2008, as compared to the same period a year ago. The acquisitions we completed in the quarter ended December 31, 2007, generated $30.4 million of DoD revenue, while revenue from existing operations increased by $133.2 million. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the commands in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 15.9%, or $37.2 million, for the six months ended December 31, 2008, as compared to the same period a year ago. Of this increase, $25.1 million was attributable to our acquisitions while revenue from existing operations increased $12.1 million. Approximately 13.3% of the federal civilian agency revenue for the year was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $36.0 million and $35.4 million for the six months ended December 31, 2008 and 2007, respectively. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial revenue decreased 11.1%, or $5.7 million, during the six months ended December 31, 2008, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 89.2%, or $40.6 million, of total commercial revenue, while domestic operations accounted for 10.8%, or $4.9 million. The decrease in commercial revenue came primarily from operations within the UK and was caused by the strengthening dollar versus the pound sterling.

Revenue from state and local governments increased by 8.0%, or $0.8 million, for the six months ended December 31, 2008, as compared to the same period a year ago. Revenue from state and local governments represented 0.8% and 0.9% of our total revenue for the six months ended December 31, 2008 and 2007, respectively. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the six months ended December 31, 2008 and 2007, respectively.

(dollars in thousands)	Dollar Amount		Percentage of Revenue		Change
	Six Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007	$	%
Revenue	$1,327,267	$1,131,364	100.0%	100.0%	$195,903	17.3%

Costs of revenue
Direct costs	905,033	758,825	68.2	67.1	146,208	19.3
Indirect costs and selling expenses	311,852	276,492	23.5	24.4	35,360	12.8
Depreciation and amortization	23,815	23,055	1.8	2.0	760	3.3

Total costs of revenue	1,240,700	1,058,372	93.5	93.5	182,328	17.2

Income from operations	86,567	72,992	6.5	6.5	13,575	18.6
Interest expense and other, net	11,862	11,890	0.9	1.1	(28)	(0.2)

Income before income taxes	74,705	61,102	5.6	5.4	13,603	22.3
Income taxes	31,622	23,620	2.4	2.1	8,002	33.9

Net income	$43,083	$37,482	3.2%	3.3%	$5,601	14.9%

Income from operations for the six months ended December 31, 2008 was $86.6 million. This is an increase of $13.6 million, or 18.6%, from income from operations of $73.0 million for the six months ended December 31, 2007. Our operating margin was 6.5%, equal to that during the same period a year ago.

As a percentage of revenue, direct costs were 68.2% and 67.1% for the six months ended December 31, 2008 and 2007, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $363.4 million and $307.8 million for the six months ended December 31, 2008 and 2007, respectively. This increase in direct labor was attributable to both organic growth and acquisitions completed during the three months ended December 31, 2007. ODCs were $541.6 million and $451.0 million during the six months ended December 31, 2008 and 2007, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR integration services within our S3 contract along with the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 23.5% and 24.4% for the six months ended December 31, 2008 and 2007, respectively. The fluctuation experienced during these periods is primarily the result of integrating acquired businesses, controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect cost and selling expenses. A component of indirect costs and selling expenses is stock compensation expense. Total stock compensation expense was $9.1 million and $10.0 million for the six months ended December 31, 2008 and 2007, respectively, and decreased as a result of three factors: (1) a higher level of forfeitures in the current year, (2) the current year’s grants were issued in August 2008 whereas the prior year grants were issued in July 2007, resulting in one more month of amortization expense in the first six months of the prior year and (3) a higher expense in the prior year associated with grants made to employees who were age 65 or older at the date of grant. In addition, current year expense related to performance-based RSUs granted in FY2009 is lower relative to expense for RSUs granted in prior years due to a lengthening of the vesting period from three to four years.

Depreciation and amortization expense was $23.8 million and $23.1 million for the six months ended December 31, 2008 and 2007, respectively. This increase of $0.8 million, or 3.3%, is primarily the result of amortization expense attributable to intangibles acquired in the aforementioned acquisitions.

Interest expense and other of $11.9 million was approximately equal to that reported in the comparable period of last year. Interest expense was significantly lower during the six months ended December 31, 2008 compared to the year earlier period due primarily to lower interest rates on our floating rate debt. This was largely offset by a reduction in interest income as we used a significant portion of our cash balance to fund the AIS and DDC acquisitions.

The effective tax rate was 42.3% and 38.7% during the six months ended December 31, 2008 and 2007. The effective tax rate for the six months ended December 31, 2008 was impacted by non-deductible losses on assets invested in connection with our supplemental retirement plan incurred to date and estimated to be incurred throughout the rest of the year. If losses on those investments exceed our estimates, our effective tax rate may be higher in future quarters of the year ending June 30, 2009.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $14.3 million and $15.8 million for the six months ended December 31, 2008 and 2007, respectively.

We maintain a $590.0 million credit facility (the Credit Facility), which includes a $240.0 million revolving credit facility (the Revolving Facility) and a $350.0 million institutional term loan (the Term Loan). The initial borrowings under the Credit Facility were $422.6 million, of which $333.4 million was outstanding under the Term Loan at December 31, 2008. On May 10, 2007, in connection with the issuance of $300.0 million of 2.125 percent convertible senior subordinated notes that mature on May 1, 2014 (the Notes), the Credit Facility was amended in order to, among other things, permit the issuance of the Notes and address certain related matters. On August 28, 2008, the Credit Facility was amended to reflect the exercise of the accordion feature under the Revolving Facility. The amendment increased the credit available to CACI under the Revolving Facility from $200.0 million to $240.0 million.

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

As of December 31, 2008, we had no borrowings under the Revolving Facility and no outstanding letters of credit.

The Term Loan portion of the Credit Facility is a seven-year secured facility under which principal payments are due in quarterly installments of $0.9 million at the end of each fiscal quarter through March 2011, and the balance of $325.5 million is due in full on May 3, 2011.

Interest rates for both Revolving Facility and Term Loan borrowings are based on LIBOR, or the higher of the prime rate or the federal funds rate plus 0.5 percent, plus applicable margins. Margin and unused fee rates are determined quarterly based on our leverage ratios. We are expected to operate within certain limits on leverage, net worth and fixed-charge coverage ratios throughout the term of the Credit Facility. The total costs incurred related to the Credit Facility, as amended, were approximately $10.0 million, including $1.3 million incurred in connection with the August 2008 amendment described previously, and are being amortized over the life of the Credit Facility.

Effective May 16, 2007, we issued the Notes which mature on May 1, 2014, in a private placement pursuant to Rule 144A of the Securities Act of 1933. The Notes are subordinate to our senior secured debt, and interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97% of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. We are required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of December 31, 2008, none of the conditions permitting conversion of the Notes had been satisfied.

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

The contingently issuable shares are not included in our diluted share count for the three or six month periods ended December 31, 2008 or 2007, because our average stock price during those periods was below the conversion price. Debt issuance costs of approximately $7.8 million are being amortized to interest expense over seven years. Upon closing of the sale of the Notes, approximately $45 million of the net proceeds was used to concurrently repurchase one million shares of our common stock.

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

On a combined basis, the Call Options and the Warrants are intended to reduce the potential dilution of CACI’s common stock in the event that the Notes are converted by effectively increasing the conversion price of the Notes from $54.65 to $68.31. The Call Options are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding. The Warrants will result in additional diluted shares outstanding if our average common stock price exceeds $68.31. The Call Options and the Warrants are separate and legally distinct instruments that bind us and the counterparties and have no binding effect on the holders of the Notes.

In May 2008, the Financial Accounting Standards Board issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-1). This new standard will require us to separately account for the liability and equity (conversion option) components of the Notes, and to recognize interest expense on the Notes using an interest rate in effect for comparable debt instruments that do not contain conversion features. The interest rate to be used under the new standard will be significantly higher than the rate which is currently used, which is equal to the coupon rate of 2.125 percent. FSP 14-1 is effective for our fiscal year beginning July 1, 2009, and will require retrospective application to the date the Notes were issued. Had this new standard been effective for the three month periods ended December 31, 2008 and 2007, we estimate that our interest expense would have increased by approximately $2.4 million and $2.2 million, respectively, and our diluted earnings per share would have decreased by approximately $0.04 per share for each quarterly period. FSP 14-1 will have no effect on our cash flow.

We also have amounts due under a mortgage note payable that was assumed in January 2004, and promissory notes payable issued in connection with the May 2006 acquisition of Sophron Partners Limited. Principal amounts due under the mortgage note payable and the promissory notes payable were $0.6 million and $4.7 million, respectively, as of December 31, 2008. The promissory notes payable mature on June 30, 2010, but portions of these notes may be put back to the Company beginning January 1, 2010. The holders have the right to request payment of up to 50 percent of outstanding note principal beginning January 1, 2010, and up to 100 percent at any time between April 6, 2010 and the stated due date of June 30, 2010.

We also maintain two lines of credit in addition to the Revolving Facility, one in the U.K., and one under a joint venture. The total amount available under the line-of-credit facility in the U.K., which is cancelable at any time upon notice from the bank, is 0.5 million pounds sterling. The amount available under the joint venture’s line of credit is $1.5 million, and is scheduled to expire in September 2011. As of December 31, 2008, the Company had no outstanding borrowings under either of these lines of credit.

In June 2008, our Board of Directors approved a share repurchase program for up to $20 million of our common stock. Repurchases under this program were completed in August 2008 for the full amount authorized by the Board.

Cash and cash equivalents were $105.3 million and $120.4 million at December 31, 2008 and June 30, 2008, respectively. Our operating cash flow was $14.3 million for the six months ended December 31, 2008 as compared to $15.8 million in the same period a year ago. Days-sales-outstanding were 64 at December 31, 2008, and were 74 at December 31, 2007.

We used cash in investing activities of $5.4 million and $300.7 million for the six months ended December 31, 2008 and 2007, respectively. This decrease of $295.3 million was primarily the result of our acquisitions of AIS and DDC during the second quarter of FY2008. The remaining cash used in both periods was primarily for the purchase of office and computer related equipment in support of normal business requirements.

Cash used in financing activities was $21.3 million in the six months ended December 31, 2008 as compared to cash provided by financing activities of $11.0 million in the six months ended December 31, 2007. This $32.3 million change was primarily attributable to the $20.0 million used during the six months ended December 31, 2008 to repurchase shares of our common stock pursuant to a plan approved by our Board of Directors in June 2008.

Cash flows from financing activities include proceeds received from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan totaling $3.9 million and $4.3 million during the six months ended December 31, 2008 and 2007, respectively. These amounts were offset by cash used to purchase stock to fulfill obligations under our Employee Stock Purchase Plan. Cash used to acquire stock was $1.9 million and $0.9 million during the six month periods ended December 31, 2008 and 2007, respectively.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. With the exception of a building acquired in connection with an acquisition completed during the year ended June 30, 2004, we have financed the use of all of our office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see note 14 to our consolidated financial statements for the year ended June 30, 2008 included in our Annual Report on Form 10-K for such period. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of December 31, 2008, we had no outstanding letters of credit. We have no other material off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps and caps. Our hedging relationships are with three different financial institutions that have been impacted by recent market activities. If one of these financial institutions defaults on its obligations under our swap or cap agreements, we would have to find alternative methods to manage interest rate fluctuations or review and modify our hedging strategy. We have no reason to expect any of these institutions to default on their obligations. A one percent change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by $0.6 million and $1.2 million for the three and six months ended December 31, 2008, respectively.

Approximately 3.1% and 4.1% of our total revenue in the six months ended December 31, 2008 and 2007, respectively, was derived from our international operations in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2008, we held pounds sterling in the United Kingdom equivalent to approximately $6.3 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2008.

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

Since the filing of Registrant’s report described above, on October 17, 2008, CACI filed its brief intervening in the plaintiffs’ appeal of the decision by the United States District Court for the District of Columbia granting Titan’s summary judgment. The United States Court of Appeals for the District of Columbia Circuit has scheduled oral arguments for February 10, 2009 related to CACI’s appeal of the decision denying its motion for summary judgment and the Plaintiff’s appeal of the decision granting Titan’s summary judgment.

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

Since the filing of Registrant’s report described above, on October 17, 2008, CACI filed its brief intervening in the plaintiffs’ appeal of the decision by the United States District Court for the District of Columbia granting Titan’s summary judgment. The United States Court of Appeals for the District of Columbia Circuit has scheduled oral arguments for February 10, 2009 related to CACI’s appeal of the decision denying its motion for summary judgment and the Plaintiff’s appeal of the decision granting Titan’s summary judgment.

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

Set forth below are equity securities purchased during the three months ended December 31, 2008 in order to satisfy our obligations under the Employee Stock Purchase Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2008	19,139	$48.68	597,106	152,894
November 2008	—	—	—	—
December 2008	—	—	—	—

Total	19,139	$48.68	597,106	152,894

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On November 19, 2008, CACI held its annual stockholders’ meeting. The holders of at least 27,079,660 shares, or 90.02% of the total voting power of the Company, were present at the meeting or represented by proxy, constituting a quorum. The following matters were voted upon at the meeting.

Matter 1: That all of the nominees for the Board of Directors be elected for one year terms. The voting, the result of which was that all nominees were elected for one year terms, was as set forth below:

Nominee	For	Withheld	% For
Dan R. Bannister	25,051,608	2,028,053	92.51
Paul M. Cofoni	26,334,389	745,272	97.25
Gregory G. Johnson	26,217,042	862,619	96.81
Richard L. Leatherwood	24,917,756	2,161,906	92.02
J.P. London	26,200,597	879,064	96.75
James L. Pavitt	26,484,789	594,872	97.80
Warren R. Phillips	26,300,813	778,848	97.12
Charles P. Revoile	24,915,316	2,164,346	92.01

Matter 2: That the amendments to the Company’s 2006 Stock Incentive Plan be approved. The voting, the result of which was that the amendments to the Company’s 2006 Stock Incentive Plan were approved, was as set forth below:

	For	Against	Abstain	Total
Total Shares Voted	18,524,070	6,283,203	57,321	24,864,594

Matter 3: That Ernst & Young LLP be ratified as the Company’s Independent Auditors for the current fiscal year. The voting, the result of which was that Ernst & Young LLP was ratified as the Company’s Independent Auditors for the current fiscal year, was as set forth below:

	For	Against	Abstain	Total
Total Shares Voted	27,005,761	58,074	15,824	27,079,659

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Agreement.		8-K	July 11, 2003	4.1

10.1	CACI International Inc Supplemental Executive Retirement Plan for Paul M. Cofoni, President and Chief Executive Officer	X

31.1	Section 302 Certification Paul M. Cofoni	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Paul M. Cofoni	X

32.2	Section 906 Certification Thomas A. Mutryn	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: February 5, 2009	By:	/s/ Paul M. Cofoni
Paul M. Cofoni
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 5, 2009	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: February 5, 2009	By:	/s/ Carol P. Hanna
Carol P. Hanna
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)