Form 10-Q
period 2009-03-31
CACI INTERNATIONAL INC /DE/
filed 2009-05-06
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐.    No  ☐.

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of May 1, 2009: CACI International Inc Common Stock, $0.10 par value, 29,959,710 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenue	$673,994	$634,157

Costs of revenue:
Direct costs	461,757	424,946
Indirect costs and selling expenses	155,445	153,406
Depreciation and amortization	11,818	12,334

Total costs of revenue	629,020	590,686

Income from operations	44,974	43,471
Interest expense and other, net	5,241	6,751

Income before income taxes	39,733	36,720
Income taxes	16,301	14,428

Net income	$23,432	$22,292

Basic earnings per share	$0.78	$0.74

Diluted earnings per share	$0.77	$0.73

Weighted-average basic shares outstanding	29,939	30,076

Weighted-average diluted shares outstanding	30,410	30,587

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended March 31,
	2009	2008
Revenue	$2,001,261	$1,765,521

Costs of revenue:
Direct costs	1,366,790	1,183,771
Indirect costs and selling expenses	467,297	429,898
Depreciation and amortization	35,633	35,389

Total costs of revenue	1,869,720	1,649,058

Income from operations	131,541	116,463
Interest expense and other, net	17,103	18,641

Income before income taxes	114,438	97,822
Income taxes	47,923	38,048

Net income	$66,515	$59,774

Basic earnings per share	$2.22	$1.99

Diluted earnings per share	$2.18	$1.96

Weighted-average basic shares outstanding	29,979	30,034

Weighted-average diluted shares outstanding	30,446	30,562

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	March 31, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$174,307	$120,396
Accounts receivable, net	460,433	441,732
Prepaid expenses and other current assets	40,895	40,697

Total current assets	675,635	602,825
Goodwill	1,067,355	1,067,472
Intangible assets, net	102,506	126,028
Property and equipment, net	28,249	25,361
Accounts receivable, long-term, net	7,940	8,782
Other long-term assets	54,558	72,185

Total assets	$1,936,243	$1,902,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,500	$3,549
Accounts payable	82,878	74,175
Accrued compensation and benefits	124,859	126,649
Other accrued expenses and current liabilities	76,634	85,897

Total current liabilities	287,871	290,270
Long-term debt, net of current portion	633,643	639,074
Other long-term liabilities	56,021	55,424

Total liabilities	977,535	984,768

Commitments and contingencies

Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 39,076 and 38,948 shares issued and outstanding, respectively	3,908	3,895
Additional paid-in capital	382,926	370,127
Retained earnings	670,602	604,087
Accumulated other comprehensive (loss) income	(12,013)	6,768
Treasury stock, at cost (9,118 and 8,731 shares, respectively)	(86,715)	(66,992)

Total shareholders’ equity	958,708	917,885

Total liabilities and shareholders’ equity	$1,936,243	$1,902,653

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,515	$59,774
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	35,633	35,389
Amortization of deferred financing costs	1,897	1,845
Stock-based compensation expense	13,084	13,684
Deferred income tax expense	12,239	3,657
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(31,045)	(61,809)
Prepaid expenses and other current assets	3,133	(1,328)
Accounts payable and other accrued expenses	4,554	14,043
Accrued compensation and benefits	(6,208)	11,598
Income taxes payable and receivable	(325)	(1,056)
Other liabilities	(5,027)	2,758

Net cash provided by operating activities	94,450	78,555

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,080)	(10,289)
Cash paid for business acquisitions, net of cash acquired	(8,787)	(303,305)
Other	502	161

Net cash used in investing activities	(17,365)	(313,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	—	9,790
Principal payments made under bank credit facilities	(3,672)	(16,145)
Proceeds from note receivable	—	3,891
Proceeds from employee stock purchase plans	4,668	3,300
Proceeds from exercise of stock options	2,069	1,988
Repurchases of common stock	(22,798)	(975)
Other	(1,123)	(270)

Net cash (used in) provided by financing activities	(20,856)	1,579

Effect of exchange rate changes on cash and cash equivalents	(2,318)	(113)

Net increase (decrease) in cash and cash equivalents	53,911	(233,412)
Cash and cash equivalents, beginning of period	120,396	285,682

Cash and cash equivalents, end of period	$174,307	$52,270

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$35,583	$31,029

Interest	$13,704	$18,353

Non-cash financing and investing activities:
Landlord–financed leasehold improvements	$4,016	—

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net income	$23,432	$22,292	$66,515	$59,774
Change in foreign currency translation adjustment	(1,075)	146	(18,165)	(610)
Change in fair value of interest rate swap agreements, net	336	(1,847)	(617)	(2,620)

Comprehensive income	$22,693	$20,591	$47,733	$56,544

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2008. The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in connection with a business combination; recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase; and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company for business combinations for which the acquisition date is on or after July 1, 2009. The Company does not expect the adoption of SFAS No. 141 to have a material effect on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 applies to all companies that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for the Company on July 1, 2009. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2). The FSP amends SFAS No. 157 to delay the effective date for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP No. 157-2 to have a material effect on its results of operations or financial position.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (SFAS No. 161), which requires expanded disclosures about derivative and hedging activities. This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and its related interpretations, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company on July 1, 2009, with earlier adoption encouraged. The Company does not expect the new standard to have a material effect on its disclosures.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for the Company on July 1, 2009. The Company does not expect the adoption of FSP 142-3 to have a material effect on its results of operations or financial position.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-1). This new standard will require the Company to separately account for the liability and equity (conversion option) components of its $300.0 million of 2.125 percent convertible senior subordinated notes that mature on May 1, 2014 (the Notes) issued May 16, 2007 and to recognize interest expense on the Notes using an interest rate in effect for comparable debt instruments that do not contain conversion features. The interest rate to be used under the new standard will be significantly higher than the rate which is currently used, which is equal to the coupon rate of 2.125 percent. FSP 14-1 is effective for the Company on July 1, 2009 and will require retrospective application to the date the Notes were issued. Had this new standard been effective for the three months ended March 31, 2009 and 2008, the Company estimates that its interest expense would have increased by approximately $2.4 million and $2.2 million, respectively, and its diluted earnings per share would have decreased by approximately $0.05 and $0.04 per share for the quarterly periods ended March 31, 2009 and 2008, respectively. FSP 14-1 will have no effect on the Company’s cash flow.

In June 2008, the FASB issued EITF Bulletin No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides guidance on how a company should determine if certain financial instruments (or embedded features) are considered indexed to its own stock, including instruments similar to the conversion option of the Notes, convertible note hedges, and warrants to purchase Company stock. This standard requires that a two-step approach be used to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock, and exempt from the application of SFAS No. 133. EITF 07-5 is effective for the Company on July 1, 2009. The Company has evaluated its financial instruments that are indexed to its common stock and concluded that they are excluded from the provisions of SFAS No. 133. Accordingly, the Company does not expect that the new standard will have a material effect on its results of operations or financial position.

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

3.	Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (cost approximates fair value) (in thousands):

	March 31, 2009	June 30, 2008
Money market funds	$169,905	$115,132
Cash	4,402	5,264

Total cash and cash equivalents	$174,307	$120,396

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.	Accounts Receivable

Total accounts receivable, net of allowance for doubtful accounts of approximately $3.2 million at March 31, 2009 and $3.9 million at June 30, 2008, consisted of the following (in thousands):

	March 31, 2009	June 30, 2008
Billed receivables	$361,789	$349,167
Billable receivables at end of period	79,270	59,240
Unbilled receivables pending receipt of contractual documents authorizing billing	19,374	33,325

Total accounts receivable, current	460,433	441,732
Unbilled receivables, retainages and fee withholdings expected to be billed beyond the next 12 months	7,940	8,782

Total accounts receivable, net	$468,373	$450,514

5.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2009	June 30, 2008
Customer contracts and related customer relationships	$230,078	$229,649
Covenants not to compete	2,288	2,505
Other	740	753

Intangible assets	233,106	232,907
Less accumulated amortization	(130,600)	(106,879)

Total intangible assets, net	$102,506	$126,028

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all intangible assets as of March 31, 2009 is 8.1 years, and the weighted-average remaining period of amortization is 5.6 years. Expected amortization expense for the remainder of the fiscal year ending June 30, 2009, and for each of the fiscal years thereafter, is as follows (in thousands):

Amount
Year ending June 30, 2009	$7,836
Year ending June 30, 2010	29,535
Year ending June 30, 2011	24,575
Year ending June 30, 2012	15,619
Year ending June 30, 2013	10,427
Thereafter	14,514

Total intangible assets, net	$102,506

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2009	June 30, 2008
Bank credit facility – term loans	$332,500	$335,125
Convertible notes payable	300,000	300,000
U.K. notes payable	4,643	6,451
Other	—	1,047

Total long-term debt	637,143	642,623
Less current portion	(3,500)	(3,549)

Long term debt, net of current portion	$633,643	$639,074

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $240.0 million, with an expiration date of May 3, 2011, and annual sub-limits on amounts borrowed for acquisitions. The Revolving Facility contains an accordion feature under which the facility may be expanded to $450.0 million with applicable lender approvals. The Revolving Facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the Revolving Facility, based on its leverage ratio, as defined. Any outstanding balances under the Revolving Facility are due in full May 3, 2011. As of March 31, 2009, the Company had no borrowings outstanding under the Revolving Facility and no outstanding letters of credit. Accordingly, $240.0 million was available for borrowing under the Revolving Facility as of that date.

The Term Loan is a secured facility under which principal payments are due in quarterly installments of $0.9 million at the end of each fiscal quarter through March 2011, and the balance of $325.5 million is due in full on May 3, 2011.

Borrowings under both the Revolving Facility and the Term Loan bear interest at rates based on the London Inter-Bank Offered Rate (LIBOR) plus applicable margins based on the Company’s leverage ratio as determined quarterly, or the higher of the prime rate or the federal funds rate plus 0.5 percent, as elected by the Company. For the three months ended March 31, 2009 and 2008, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility, was 3.11 percent and 5.63 percent, respectively.

The Credit Facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, and a maximum leverage ratio. Substantially all of the Company’s assets serve as collateral under the Credit Facility. As of March 31, 2009, the Company was in compliance with all of the financial covenants of the Credit Facility.

The Company capitalized $8.2 million of debt issuance costs in May 2004 associated with the origination of the Credit Facility and capitalized an additional $0.5 million of financing costs to amend the Credit Facility in May 2005 by re-pricing downward the margins that are applied to the interest rate options. In addition, in August 2008, the Company capitalized $1.3 million in additional financing costs to amend the Credit Facility to (1) increase the Revolving Facility to $240.0 million from $200.0 million, (2) increase the accordion feature to allow for expansion of the Revolving Facility to $450.0 million from a total expansion potential of $300.0 million and (3) extend the expiration date of the Revolving Facility to May 3, 2011 from May 3, 2009. All debt financing costs are being amortized from the date incurred to the expiration date of the Credit Facility. The unamortized balance of $2.8 million at March 31, 2009 and June 30, 2008, is included in other long-term assets on the accompanying condensed consolidated balance sheets.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In June 2008, the Company entered into an interest rate cap agreement under which the floating-rate interest payments on a notional amount of debt of $68.0 million are capped at 7 percent (the 2008 Cap). The 2008 Cap became effective June 11, 2008 for a period of two years and provides for quarterly settlements, when applicable.

The Company accounts for its interest rate swap and cap agreements under the provisions of SFAS No. 133 and has determined that its swap and cap agreements qualify as effective hedges. Accordingly, the fair value of the 2007 Swap, which is a liability of $2.2 million and $1.2 million at March 31, 2009 and June 30, 2008, respectively, has been reported in other accrued expenses and current liabilities, with an offset, net of an income tax effect, included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. The changes in fair value for the three and nine months ended March 31, 2009 and 2008, net of income tax effects, are reported as other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income. The fair value of the 2008 Cap as of March 31, 2009 and June 30, 2008, and the changes during the three and nine month periods ended March 31, 2009, are insignificant. The amounts paid and received on the 2007 Swap and the 2008 Cap will be recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97% of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of March 31, 2009, none of the conditions permitting conversion of the Notes had been satisfied.

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

The fair value of the Notes as of March 31, 2009 was $234.0 million based on quoted market values.

The contingently issuable shares are not included in CACI’s diluted share count for the three or nine month periods ended March 31, 2009 or 2008, because CACI’s average stock price during those periods was below the conversion price. Debt issuance costs of $7.8 million are being amortized to interest expense over seven years. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

U.K. Notes Payable

On April 2, 2008, in connection with its May 2006 acquisition of Sophron Partners Limited, CACI Limited issued loan notes totaling 3.2 million pounds sterling for earn-out consideration that is no longer contingent. These notes mature on June 30, 2010 and the note holders can redeem up to 50 percent of the outstanding balance between January 1, 2010 and April 5, 2010, or up to 100% of the outstanding balance between April 6, 2010 and June 30, 2010. The notes bear interest at 6.25 percent from July 1, 2009 until redeemed.

Other

In connection with its investment in eVenture Technologies, LLC (eVentures), a joint venture between the Company and ActioNet, Inc., eVentures entered into a $1.5 million revolving credit facility (the JV Facility). The JV Facility is a four-year, guaranteed facility that permits continuously renewable borrowings of up to $1.5 million with an expiration date of the earliest of September 14, 2011; the date of any restatement, refinancing, or replacement of the Credit Facility without the lender acting as the sole and exclusive administrative agent; or termination of the Credit Facility. Borrowings under the JV Facility bear interest at the lender’s prime rate plus 1.0 percent. eVentures pays a fee of 0.25% on the unused portion of the JV Facility. As of March 31, 2009, eVentures had no borrowings outstanding under the JV Facility.

On March 2, 2009, in connection with the sale of its real property located in Dayton, Ohio, the Company paid off its $0.6 million related mortgage note payable.

The aggregate maturities of long-term debt at March 31, 2009 are as follows (in thousands):

Twelve months ending March 31,
2010	$3,500
2011	8,143
2012	325,500
2013	—
2014	—
Thereafter	300,000

Total long-term debt	$637,143

7.	Commitments and Contingencies

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

Subcontract Purchase Commitment

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts. The subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. As of March 31, 2009, the Company had purchased a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available.

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

Claim Associated with Prior Acquisition

In connection with an acquisition of assets accounted for as a purchase business combination completed several years ago, the Company was recently formally notified by the seller of a $1.5 million close-out liability assessed by the Defense Contract Management Agency arising from a contract that expired approximately three years prior to the completion of the asset purchase. The seller claims that the Company is responsible for this contract close-out liability. The Company disagrees with the seller’s claim. Pursuant to the terms of the asset purchase agreement, the seller has the right to seek arbitration of this issue. If the seller files for arbitration, the Company will vigorously defend the claim. The Company does not believe the outcome of this matter will have a material adverse effect on its financial statements.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.	Stock Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Stock-based compensation included in indirect costs and selling expenses:
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	$2,380	$2,501	$7,649	$8,710
Restricted stock and restricted stock unit (RSU) expense	1,627	1,171	5,435	4,974

Total stock-based compensation expense	$4,007	$3,672	$13,084	$13,684

Income tax benefit recognized for stock-based compensation expense	$1,636	$1,467	$5,478	$5,322

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

Prior to June 2007, the Company issued equity instruments to its key employees in the form of non-qualified stock options and RSUs. Effective in June 2007, the Company began issuing SSARs instead of non-qualified stock options and shares of restricted stock instead of RSUs. RSUs and shares of restricted stock granted through June 2008 vested based on the passage of time and continued service as an employee of the Company. Beginning in August 2008, the Company began also issuing RSUs for which vesting is based on achievement of a performance metric in addition to grantee service (performance-based RSUs). For performance-based RSUs granted as part of the Company’s annual grant made in August 2008, vesting is initially dependent upon the net after-tax profit (NATP) reported by the Company for the fiscal year ending June 30, 2010. The maximum number of performance-based RSUs which will vest is based on the achievement of a certain NATP which has been established by the Company’s Board of Directors. No performance-based RSUs will vest if NATP is less than a pre-defined amount. In addition to achievement of a certain level of NATP, vesting is contingent upon grantee service. Once the NATP for the year ending June 30, 2010 is determined, grantees will then vest in the underlying shares in increments of one-third on an annual basis beginning two years after the grant date. All performance-based RSUs awarded for a given NATP level and for which service requirements are fulfilled will have fully vested four years after the grant date.

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

Upon the exercise of stock options and SSARs, and the vestings of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by issuing new shares of authorized common stock. In November 2008, the Company’s shareholders approved an increase in the number of shares of Company common stock authorized for issuance under the 2006 Plan by 1,500,000 shares. The number of shares authorized by shareholders for grants under the 2006 Plan and the 1996 Plan was 10,950,000 as of March 31, 2009.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Activity related to SSARs/non-qualified stock options and RSUs/restricted shares issued under the 1996 and 2006 Plans during the nine months ended March 31, 2009 is as follows:

	SSARs/ Non-qualified stock options	RSUs/ restricted shares
Outstanding, June 30, 2008	3,307,849	346,160
Granted	300,900	399,747
Exercised/Issued	(65,215)	(102,075)
Forfeited/Lapsed	(156,189)	(36,275)

Outstanding, March 31, 2009	3,387,345	607,557

Weighted average exercise price of grants	$49.04

Weighted average grant date fair value for RSUs/restricted shares		$48.84

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

During the nine months ended March 31, 2009 and 2008, the Company recognized $0.9 million and $1.3 million, respectively, of incremental, accelerated stock compensation expense for awards made to employees who were either nearing or had reached the applicable retirement age at the date of grant.

As of March 31, 2009, there was $20.5 million of total unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted average period of 2.8 years, and $12.5 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 2.6 years.

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

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of each quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory under SFAS No. 123R Share Based Payment (SFAS No. 123R). Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP for the three or nine month periods ended March 31, 2009 and 2008. As of March 31, 2009, participants have purchased 617,332 shares under the ESPP at a weighted-average price per share of $45.44. Of these shares, 20,226 were purchased during the three months ended March 31, 2009, at a weighted-average price per share of $42.84. To satisfy its obligations under the ESPP, the Company either purchases shares in the open market or issues shares previously acquired and held in treasury. During the three months ended March 31, 2009, the Company purchased 20,226 shares in the open market to fulfill the employees’ share purchases.

The MSPP provides a mechanism for senior executives with stock holding requirements to receive RSUs in lieu of up to 100 percent of their annual bonus. For the fiscal year ended June 30, 2008, RSUs awarded in lieu of bonuses earned were granted at 85 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange. For bonuses earned during the fiscal years ended June 30, 2006 and 2007, RSUs were granted at 95 percent of the closing price of a share of the Company’s common stock on the date of grant. RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock.

Activity related to the MSPP and the DSPP during the nine months ended March 31, 2009 is as follows:

	MSPP	DSPP
RSUs outstanding, June 30, 2008	32,773	—
Granted	39,755	83
Issued	(9,344)	—
Forfeited	(978)	—

RSUs outstanding, March 31, 2009	62,206	83

Weighted average grant date fair value as adjusted for the applicable discount	$43.39

Weighted average grant date fair value		$37.71

10.	Earnings Per Share

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net income	$23,432	$22,292	$66,515	$59,774

Weighted average number of basic shares outstanding during the period	29,939	30,076	29,979	30,034
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	471	511	467	528

Weighted average number of diluted shares outstanding during the period	30,410	30,587	30,446	30,562

Basic earnings per share	$0.78	$0.74	$2.22	$1.99

Diluted earnings per share	$0.77	$0.73	$2.18	$1.96

Shares outstanding during the three and nine months ended March 31, 2009, reflect the August 2008 repurchase of 0.4 million shares of CACI’s common stock pursuant to a share repurchase program approved by the Company’s Board of Directors in June 2008.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.	Income Taxes

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The total liability for unrecognized tax benefits as of March 31, 2009 and June 30, 2008 was $4.4 million and $4.6 million, respectively. The Company believes that the total amount of unrecognized tax benefits, if recognized, would not have a material effect on its effective tax rate.

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. The Internal Revenue Service (IRS) has examined the Company’s consolidated federal income tax returns through the year ended June 30, 2004. The Company is currently under income tax examination by the IRS for the years ended June 30, 2005 through 2007 and earlier years in connection with amended returns and carryback claims filed by the Company. The Company is also under examination by four state jurisdictions and one foreign jurisdiction for years ended June 30, 2004 through June 30, 2006. The Company does not expect the resolution of these audits to have a material impact on its results of operations, financial condition or cash flows.

During the three and nine month periods ended March 31, 2009, the Company’s income tax expense increased due to non-deductible losses incurred to date and estimated to be incurred through the end of the year ending June 30, 2009 on assets invested in connection with its supplemental retirement plan.

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

	Domestic	International	Total
Three Months Ended March 31, 2009
Revenue from external customers	$655,077	$18,917	$673,994
Net income	21,924	1,508	23,432
Three Months Ended March 31, 2008
Revenue from external customers	$610,795	$23,362	$634,157
Net income	20,684	1,608	22,292

Nine Months Ended March 31, 2009
Revenue from external customers	$1,941,752	$59,509	$2,001,261
Net income	62,800	3,715	66,515
Nine Months Ended March 31, 2008
Revenue from external customers	$1,696,336	$69,185	$1,765,521
Net income	55,200	4,574	59,774

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.	Fair Value of Financial Instruments

SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability between market participants in an orderly transaction. The market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability is known as the principal market. When no principal market exists, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received or minimizes the amount that would be paid. Under SFAS No. 157, fair value should be based on assumptions market participants would make in pricing the asset or liability. Generally, fair value is based on observable quoted market prices or derived from observable market data when such market prices or data are available. When such prices or inputs are not available, the reporting entity should use valuation models.

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

As of March 31, 2009, the Company’s financial instruments measured at fair value included money market investments and mutual funds held in connection with the Company’s supplemental retirement plan and the Company’s interest rate swap and cap agreements. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	Fair Value
Assets held in connection with Supplemental Retirement Plan	Long-term asset	Level 1	$36,219
Obligations under Supplemental Retirement Plan	Current liability	Level 1	$2,830
Obligations under Supplemental Retirement Plan	Long-term liability	Level 1	$35,832
Interest rate swaps	Current liability	Level 2	$2,177
Interest rate cap	—	Level 2	—

Changes in the fair value of the assets held in connection with the supplemental retirement plan, as well as changes in the related deferred compensation obligation, are recorded in indirect costs and selling expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and the United Kingdom, including conditions that result from a prolonged recession; terrorist activities or war; changes in interest rates; currency fluctuations; significant fluctuations in the equity markets; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism, rebuilding Iraq, or an economic stimulus package; government contract procurement (such as bid protests, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government investigations into allegations of improper actions related to the provision of services in support of U.S. military operations in Iraq; the results of government audits and reviews conducted by the Defense Contract Audit Agency or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; and (iv) accounting for convertible debt instruments; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our Securities and Exchange Commission filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We are a leading provider of professional services and information technology solutions to the U.S. government. We derived 95.9% and 94.9% of our revenue during the nine months ended March 31, 2009 and 2008, respectively, from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments and commercial customers. Our major service offerings are as follows:

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

In the near term, we face some uncertainties due to the current business environment. We continue to experience a number of protests of major contract awards. In addition, many of our federal government contracts require us to have security clearances and employ personnel with specific levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense. In addition, a shift of expenditures away from programs that we support could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty, or to decide not to exercise options to renew contracts. Among the factors that could affect our federal government contracting business are the continued demand and priority of funding for combat operations in Iraq and Afghanistan, an increase in set-asides for small businesses, and budgetary priorities limiting or delaying federal government spending in the areas in which CACI provides its services.

Our operations are also affected by local, national and worldwide economic conditions. The consequences of a prolonged recession may include a lower level of government spending in the areas in which CACI provides its services. Instability in the financial markets, as a result of a recession or other factors, also may affect the cost of capital and our ability to raise capital. We are already experiencing the impact of both the weakening of the pound sterling against the United States dollar and current economic conditions on our operations in the United Kingdom (UK). Our UK business is centered on providing marketing solutions to commercial customers who have been particularly impacted by the global economic slow down. In addition, our income tax expense for the three and nine months ended March 31, 2009 was adversely impacted by non-deductible losses on assets invested in connection with our supplemental retirement plan and may be impacted to a greater extent if the losses exceed our estimates.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,				Change
(dollars in thousands)	2009		2008		$	%
Department of Defense (DoD)	$514,713	76.4%	$474,903	74.9%	$39,810	8.4%
Federal civilian agencies	133,568	19.8	129,404	20.4	4,164	3.2
Commercial and other	20,860	3.1	25,550	4.0	(4,690)	(18.4)
State and local governments	4,853	0.7	4,300	0.7	553	12.9

Total	$673,994	100.0%	$634,157	100.0%	$39,837	6.3%

For the three months ended March 31, 2009, total revenue increased by 6.3%, or $39.8 million, over the same period a year ago. This growth in revenue, most of which was organic, resulted from the higher volume of work from DoD and federal civilian agency customers.

Organic growth was driven by both an increase in our direct labor and an increase in other direct costs (ODCs). ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 8.4%, or $39.8 million, for the three months ended March 31, 2009, as compared to the same period a year ago. DoD revenue includes services provided to the U.S. Army, our largest customer. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 3.2%, or $4.2 million, for the three months ended March 31, 2009, as compared to the same period a year ago. Approximately 13.8% of the federal civilian agency revenue for the quarter was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $18.4 million and $20.1 million for the three months ended March 31, 2009 and 2008, respectively.

Commercial revenue decreased 18.4%, or $4.7 million, during the three months ended March 31, 2009, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 90.7%, or $18.9 million, of total commercial revenue, while domestic operations accounted for 9.3%, or $2.0 million. The decline in commercial revenue came primarily from operations within the UK. The decrease in revenue in the UK was caused by the strengthening dollar versus the pound sterling. In pounds sterling, UK revenue increased 11.5% during the three months ended March 31, 2009, as compared to the same period a year ago.

Revenue from state and local governments increased by 12.9%, or $0.6 million, for the three months ended March 31, 2009, as compared to the same period a year ago. Revenue from state and local governments represented 0.7% of our total revenue for both the three months ended March 31, 2009 and 2008.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended March 31, 2009 and 2008, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended March 31,		Three Months Ended March 31,		Change
(dollars in thousands)	2009	2008	2009	2008	$	%
Revenue	$673,994	$634,157	100.0%	100.0%	$39,837	6.3%

Costs of revenue
Direct costs	461,757	424,946	68.5	67.0	36,811	8.7
Indirect costs and selling expenses	155,445	153,406	23.0	24.2	2,039	1.3
Depreciation and amortization	11,818	12,334	1.8	1.9	(516)	(4.2)

Total costs of revenue	629,020	590,686	93.3	93.1	38,334	6.5

Income from operations	44,974	43,471	6.7	6.9	1,503	3.5
Interest expense and other, net	5,241	6,751	0.8	1.1	(1,510)	(22.4)

Income before income taxes	39,733	36,720	5.9	5.8	3,013	8.2
Income taxes	16,301	14,428	2.4	2.3	1,873	13.0

Net income	$23,432	$22,292	3.5%	3.5%	$1,140	5.1%

Income from operations for the three months ended March 31, 2009 was $45.0 million. This was an increase of $1.5 million, or 3.5%, from income from operations of $43.5 million for the three months ended March 31, 2008. Our operating margin was 6.7% compared with 6.9% during the same period a year ago.

As a percentage of revenue, direct costs were 68.5% and 67.0% for the three months ended March 31, 2009 and 2008, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $193.3 million and $179.6 million for the three months ended March 31, 2009 and 2008, respectively. ODCs were $268.5 million and $245.4 million during the three months ended March 31, 2009 and 2008, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR integration services within our Strategic Services Sourcing (S3) contract.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 23.0% and 24.2% for the three months ended March 31, 2009 and 2008, respectively. The decrease in indirect costs and selling expenses as a percentage of revenue was primarily a result of controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect costs and selling expenses. Total stock compensation expense, a component of indirect costs, was $4.0 million and $3.7 million for the three months ended March 31, 2009 and 2008, respectively.

Depreciation and amortization expense was $11.8 million and $12.3 million for the three months ended March 31, 2009 and 2008, respectively. The decrease of $0.5 million, or 4.2%, was primarily the result of lower amortization expense attributable to intangibles acquired in acquisitions made in prior years and capitalized software.

Interest expense and other, net decreased $1.5 million, or 22.4%, during the three months ended March 31, 2009 as compared to the same period a year ago. The decrease was primarily due to a lower effective interest rate on our Credit Facility. This was partially offset by lower interest income due to a lower interest rate than in the prior year.

The effective tax rate was 41.0% and 39.3% during the three months ended March 31, 2009 and 2008, respectively. The higher tax rate reported in the third quarter of FY2009 was primarily attributable to non-deductible losses on assets invested in connection with our supplemental retirement plan incurred to date and estimated to be incurred throughout the rest of the year. If losses on these investments exceed our estimates, our effective tax rate may be higher in the last quarter of the year ending June 30, 2009.

Results of Operations for the Nine Months Ended March 31, 2009 and 2008

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the nine months ended March 31, 2009 and 2008, respectively:

	Nine Months Ended March 31,				Change
(dollars in thousands)	2009		2008		$	%
Department of Defense	$1,514,421	75.7%	$1,311,052	74.3%	$203,369	15.5%
Federal civilian agencies	405,119	20.2	363,711	20.6	41,408	11.4
Commercial and other	66,375	3.3	76,738	4.3	(10,363)	(13.5)
State and local governments	15,346	0.8	14,020	0.8	1,326	9.5

Total	$2,001,261	100.0%	$1,765,521	100.0%	$235,740	13.4%

For the nine months ended March 31, 2009, total revenue increased by 13.4%, or $235.7 million, over the same period a year ago. This growth in revenue resulted from the higher volume of work from DoD and federal civilian agency customers and was generated from both organic growth and acquisitions completed during the nine months ended March 31, 2008. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the nine months ended March 31, 2009 is as follows (in thousands):

Athena Innovative Solutions, Inc. (AIS)	$37.6
Dragon Development Corporation (DDC)	11.2
Other	14.7

Total	$63.5

Revenue from existing operations increased by 9.8%, or $172.2 million, for the nine months ended March 31, 2009. This organic growth was driven by both an increase in our direct labor and a significant increase in ODCs. ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 15.5%, or $203.4 million, for the nine months ended March 31, 2009, as compared to the same period a year ago. The acquisitions we completed in the nine months ended March 31, 2008, generated $34.1 million of DoD revenue, while revenue from existing operations increased by $169.3 million. DoD revenue includes services provided to the U.S. Army, our largest customer. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 11.4%, or $41.4 million, for the nine months ended March 31, 2009, as compared to the same period a year ago. Of this increase, $25.1 million was attributable to our acquisitions while revenue from existing operations increased $16.3 million. Approximately 13.4% of the federal civilian agency revenue for the year was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $54.4 million and $55.4 million for the nine months ended March 31, 2009 and 2008, respectively. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial revenue decreased 13.5%, or $10.4 million, during the nine months ended March 31, 2009, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 89.7%, or $59.5 million, of total commercial revenue, while domestic operations accounted for 10.3%, or $6.9 million. The decrease in commercial revenue came primarily from operations within the UK and was caused by the strengthening dollar versus the pound sterling. In pounds sterling, UK revenue increased 6.2% during the nine months ended March 31, 2009, as compared to the same period a year ago.

Revenue from state and local governments increased by 9.5%, or $1.3 million, for the nine months ended March 31, 2009, as compared to the same period a year ago. Revenue from state and local governments represented 0.8% of our total revenue for both the nine months ended March 31, 2009 and 2008.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the nine months ended March 31, 2009 and 2008, respectively.

	Dollar Amount		Percentage of Revenue
	Nine Months Ended March 31,		Nine Months Ended March 31,		Change
(dollars in thousands)	2009	2008	2009	2008	$	%
Revenue	$2,001,261	$1,765,521	100.0%	100.0%	$235,740	13.4%

Costs of revenue
Direct costs	1,366,790	1,183,771	68.3	67.1	183,019	15.5
Indirect costs and selling expenses	467,297	429,898	23.3	24.3	37,399	8.7
Depreciation and amortization	35,633	35,389	1.8	2.0	244	0.7

Total costs of revenue	1,869,720	1,649,058	93.4	93.4	220,662	13.4

Income from operations	131,541	116,463	6.6	6.6	15,078	12.9
Interest expense and other, net	17,103	18,641	0.9	1.0	(1,538)	(8.3)

Income before income taxes	114,438	97,822	5.7	5.6	16,616	17.0
Income taxes	47,923	38,048	2.4	2.2	9,875	26.0

Net income	$66,515	$59,774	3.3%	3.4%	$6,741	11.3%

Income from operations for the nine months ended March 31, 2009 was $131.5 million. This is an increase of $15.1 million, or 12.9%, from income from operations of $116.5 million for the nine months ended March 31, 2008. Our operating margin was 6.6%, equal to that during the same period a year ago.

As a percentage of revenue, direct costs were 68.3% and 67.1% for the nine months ended March 31, 2009 and 2008, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $556.7 million and $487.4 million for the nine months ended March 31, 2009 and 2008, respectively. This increase in direct labor was attributable to both organic growth and acquisitions completed during the nine months ended March 31, 2008. ODCs were $810.1 million and $696.4 million during the nine months ended March 31, 2009 and 2008, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR integration services within our S3 contract along with the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 23.3% and 24.3% for the nine months ended March 31, 2009 and 2008, respectively. The fluctuation experienced during these periods is primarily the result of integrating acquired businesses, controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect cost and selling expenses. A component of indirect costs and selling expenses is stock compensation expense. Total stock compensation expense was $13.1 million and $13.7 million for the nine months ended March 31, 2009 and 2008, respectively, and decreased primarily as a result of a higher level of forfeitures in the current year. In addition, current year expense related to performance-based RSUs granted in FY2009 is lower relative to expense for RSUs granted in prior years due to a lengthening of the vesting period from three to four years.

Depreciation and amortization expense was $35.6 million and $35.4 million for the nine months ended March 31, 2009 and 2008, respectively. This increase of $0.2 million, or 0.7%, was primarily the result of amortization expense attributable to intangibles acquired in acquisitions during the fiscal year ended June 30, 2008.

Interest expense and other net decreased $1.5 million or 8.3% during the nine months ended March 31, 2009 as compared to the same period a year ago. This decrease was primarily due to a lower effective interest rate on our Credit Facility, which was partially offset by a reduction in interest income as we used a significant portion of our cash balance to fund the AIS and DDC acquisitions.

The effective tax rate was 41.9% and 38.9% during the nine months ended March 31, 2009 and 2008, respectively. The effective tax rate for the nine months ended March 31, 2009 was impacted by non-deductible losses on assets invested in connection with our supplemental retirement plan incurred to date and estimated to be incurred throughout the rest of the year. If losses on those investments exceed our estimates, our effective tax rate may be higher in the last quarter of the year ending June 30, 2009.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $94.5 million and $78.6 million for the nine months ended March 31, 2009 and 2008, respectively.

We maintain a $590.0 million credit facility (the Credit Facility), which includes a $240.0 million revolving credit facility (the Revolving Facility) and a $350.0 million institutional term loan (the Term Loan). The initial borrowings under the Credit Facility were $422.6 million, of which $332.5 million was outstanding under the Term Loan at March 31, 2009. On May 10, 2007, in connection with the issuance of $300.0 million of 2.125 percent convertible senior subordinated notes that mature on May 1, 2014 (the Notes), the Credit Facility was amended in order to, among other things, permit the issuance of the Notes and address certain related matters. On August 28, 2008, the Credit Facility was amended to reflect the exercise of the accordion feature under the Revolving Facility. The amendment increased the credit available to CACI under the Revolving Facility from $200.0 million to $240.0 million.

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

As of March 31, 2009, we had no borrowings under the Revolving Facility and no outstanding letters of credit.

The Term Loan portion of the Credit Facility is a seven-year secured facility under which principal payments are due in quarterly installments of $0.9 million at the end of each fiscal quarter through March 2011, and the balance of $325.5 million is due in full on May 3, 2011.

Interest rates for both Revolving Facility and Term Loan borrowings are based on LIBOR, or the higher of the prime rate or the federal funds rate plus 0.5 percent, plus applicable margins. Margin and unused fee rates are determined quarterly based on our leverage ratios. We are expected to operate within certain limits on leverage, net worth and fixed-charge coverage ratios throughout the term of the Credit Facility. As of March 31, 2009, the Company was in compliance with all of the financial covenants of the Credit Facility. The total costs incurred related to the Credit Facility, as amended, were $10.0 million, including $1.3 million incurred in connection with the August 2008 amendment described previously, and are being amortized over the life of the Credit Facility.

Effective May 16, 2007, we issued the Notes which mature on May 1, 2014, in a private placement pursuant to Rule 144A of the Securities Act of 1933. The Notes are subordinate to our senior secured debt, and interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97% of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. We are required to satisfy 100% of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of March 31, 2009, none of the conditions permitting conversion of the Notes had been satisfied.

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

The contingently issuable shares are not included in our diluted share count for the three or nine month periods ended March 31, 2009 or 2008, because our average stock price during those periods was below the conversion price. Debt issuance costs of $7.8 million are being amortized to interest expense over seven years. Upon closing of the sale of the Notes, approximately $45 million of the net proceeds was used to concurrently repurchase one million shares of our common stock.

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

In May 2008, the Financial Accounting Standards Board issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-1). This new standard will require us to separately account for the liability and equity (conversion option) components of the Notes, and to recognize interest expense on the Notes using an interest rate in effect for comparable debt instruments that do not contain conversion features. The interest rate to be used under the new standard will be significantly higher than the rate which is currently used, which is equal to the coupon rate of 2.125 percent. FSP 14-1 is effective for our fiscal year beginning July 1, 2009, and will require retrospective application to the date the Notes were issued. Had this new standard been effective for the three month periods ended March 31, 2009 and 2008, we estimate that our interest expense would have increased by approximately $2.4 million and $2.2 million, respectively, and our diluted earnings per share would have decreased by approximately $0.05 and $0.04 per share for the quarterly periods ended March 31, 2009 and 2008, respectively. FSP 14-1 will have no effect on our cash flow.

We also have amounts due under promissory notes payable issued in connection with the May 2006 acquisition of Sophron Partners Limited. The promissory notes payable mature on June 30, 2010, but portions of these notes may be put back to the Company beginning January 1, 2010. The holders have the right to request payment of up to 50 percent of outstanding note principal beginning January 1, 2010, and up to 100 percent at any time between April 6, 2010 and the stated due date of June 30, 2010.

We also maintain two lines of credit in addition to the Revolving Facility, one in the U.K., and one under a joint venture. The total amount available under the line of credit facility in the U.K., which is cancelable at any time upon notice from the bank, is 0.5 million pounds sterling. The amount available under the joint venture’s line of credit is $1.5 million, and is scheduled to expire in September 2011. As of March 31, 2009, the Company had no outstanding borrowings under either of these lines of credit.

In June 2008, our Board of Directors approved a share repurchase program for up to $20 million of our common stock. Repurchases under this program were completed in August 2008 for the full amount authorized by the Board.

Cash and cash equivalents were $174.3 million and $120.4 million at March 31, 2009 and June 30, 2008, respectively. Our operating cash flow was $94.5 million for the nine months ended March 31, 2009 as compared to $78.6 million in the same period a year ago. Days-sales-outstanding were 61 at March 31, 2009, and were 67 at March 31, 2008.

We used cash in investing activities of $17.4 million and $313.4 million for the nine months ended March 31, 2009 and 2008, respectively. This decrease of $296.0 million was primarily the result of our acquisitions of AIS and DDC during the second quarter of FY2008. During the third quarter of FY2009, we used cash of $8.6 million for two small acquisitions made in the UK. The remaining cash used in both periods was primarily for the purchase of office and computer related equipment in support of normal business requirements.

Cash used in financing activities was $20.9 million in the nine months ended March 31, 2009 as compared to cash provided by financing activities of $1.6 million in the nine months ended March 31, 2008. This $22.5 million change was primarily attributable to the $20.0 million used during the nine months ended March 31, 2009 to repurchase shares of our common stock pursuant to a plan approved by our Board of Directors in June 2008.

Cash flows from financing activities include proceeds received from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan totaling $6.7 million and $5.3 million during the nine months ended March 31, 2009 and 2008, respectively. These amounts were offset by cash used to purchase stock to fulfill obligations under our Employee Stock Purchase Plan. Cash used to acquire such stock was $2.8 million and $1.0 million during the nine month periods ended March 31, 2009 and 2008, respectively.

We believe that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. We are continuously analyzing our capital structure to ensure we have sufficient capital to fund any future acquisitions and to satisfy our debt service obligations. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under our Credit Facility and the Notes will depend on our future financial performance which will be affected by many factors outside of our control, including current worldwide economic conditions, which have materially and negatively impacted liquidity in the financial markets, making terms for almost all financing less attractive and in some cases have resulted in the unavailability of financing.

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. With the exception of a building acquired in connection with an acquisition completed during the year ended June 30, 2004, which we sold in March 2009, we have financed the use of all of our office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see note 14 to our consolidated financial statements for the year ended June 30, 2008, included in our Annual Report on Form 10-K for such period. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of March 31, 2009, we had no outstanding letters of credit. We have no other material off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps and caps. Our hedging relationships are with three different financial institutions that have been impacted by recent market activities. If one of these financial institutions defaults on its obligations under our swap or cap agreements, we would have to find alternative methods to manage interest rate fluctuations or review and modify our hedging strategy. We believe that these financial institutions will be able to fulfill their obligations under their respective interest rate swap and cap agreements. A one percent change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by $0.6 million and $1.8 million for the three and nine months ended March 31, 2009, respectively.

Approximately 3.0% and 3.9% of our total revenue in the nine months ended March 31, 2009 and 2008, respectively, was derived from our international operations in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the foreign subsidiaries’ exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2009, we held pounds sterling in the United Kingdom equivalent to approximately $8.9 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency risks.

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

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2009.

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

Since the filing of Registrant’s report described above, on October 17, 2008, CACI filed its brief in support of its appeal of the November 2007 decision by the United States District Court for the District of Columbia denying CACI’s motion for summary judgment and its brief in support of its intervention in the plaintiffs’ appeal of the November 2007 decision by the United States District Court for the District of Columbia granting Titan summary judgment. On February 10, 2009, a three judge panel of the United States District Court of Appeals for the District of Columbia Circuit held a hearing on both appeals and took the matters under advisement.

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

Since the filing of Registrant’s report described above, on October 17, 2008, CACI filed its brief in support of its appeal of the November 2007 decision by the United States District Court for the District of Columbia denying CACI’s motion for summary judgment and its brief in support of its intervention in the plaintiffs’ appeal of the November 2007 decision by the United States District Court for the District of Columbia granting Titan summary judgment. On February 10, 2009, a three judge panel of the United States District Court of Appeals for the District of Columbia Circuit held a hearing on both appeals and took the matters under advisement.

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

Since the filing of the Registrant’s report described above, the United States District Court for the Central District of California ordered the transfer of the lawsuit to the United States District Court for the Eastern District of Virginia. Thereafter, in August 2008, the plaintiff dismissed the case without prejudice.

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

Al Shimari, et al. v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceeding in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio. The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc. Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Since the filing of the Registrant’s report described above, on September 12, 2008, Mr. Dugan was dismissed from the case without prejudice. On October 2, 2008, CACI filed a motion to dismiss the case. CACI also moved to stay discovery pending further proceedings. The court granted CACI’s motion to stay discovery. On March 18, 2009, the court granted in part and denied in part CACI’s motion to dismiss. On March 23, 2009, CACI filed a notice of appeal with respect to the March 18, 2009 decision. Plaintiffs filed a motion to strike CACI’s notice of appeal and a motion to lift the stay on discovery. The United States District Court for the Eastern District of Virginia denied both motions. On April 27, 2009, the plaintiffs filed a motion to dismiss the appeal in the United States Court of Appeals for the Fourth Circuit. That motion is pending.

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

Since the filing of the Registrant’s report described above, the United States District Court for the Western District of Washington ordered the transfer of the lawsuit to the United States District Court for the Eastern District of Virginia. Thereafter, in August 2008, the plaintiff dismissed the case without prejudice.

Abbas, et al. v. L-3 Services, Inc. et al.

In February 2009, Plaintiffs filed a complaint in the United States District Court for the District of Columbia. Plaintiffs represent fifty-five Iraqi citizens who claim that they suffered significant physical injury, emotional distress, and/or wrongful death while being held as detainees at Abu Ghraib prison and elsewhere in Iraq. The lawsuit names CACI Premier Technology, Inc. and L-3 Services, Inc. as Defendants. Plaintiffs seek, inter alia, compensatory damages, punitive damages, and costs.

On April 9, 2009, the United States District Court for the District of Columbia granted a joint motion of the parties to stay the case pending resolution of the appeals in the Saleh and Ibrahim cases mentioned above.

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

Set forth below are equity securities purchased during the three months ended March 31, 2009 in order to satisfy our obligations under the Employee Stock Purchase Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2009	20,226	$45.99	617,332	132,668
February 2009	—	—	—	—
March 2009	—	—	—	—

Total	20,226	$45.99	617,332	132,668

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Agreement.		8-K	July 11, 2003	4.1

31.1	Section 302 Certification Paul M. Cofoni	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Paul M. Cofoni	X

32.2	Section 906 Certification Thomas A. Mutryn	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: May 6, 2009	By:	/s/ Paul M. Cofoni
Paul M. Cofoni
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2009	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 6, 2009	By:	/s/ Carol P. Hanna
Carol P. Hanna
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)