Form 10-K
period 2009-06-30
CACI INTERNATIONAL INC /DE/
filed 2009-08-26
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

The aggregate market value of common shares held by non-affiliates of the registrant on December 31, 2008 was $1,306,696,341, based upon the closing price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of August 21, 2009, the registrant had 30,016,837 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s proxy statement for its 2009 annual meeting of stockholders. With the exception of the sections of the 2009 proxy statement specifically incorporated herein by reference, the 2009 proxy statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Unless the context indicates otherwise, the terms “we”, “our”, “the Company” and “CACI” as used in Parts I, II and III include CACI International Inc and its subsidiaries and joint ventures that are more than 50 percent owned or otherwise controlled by it. The term “the registrant” as used in Parts I, II and III refers to CACI International Inc only.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document and in press releases, written statements or other documents filed with the United States (U.S.) Securities and Exchange Commission (SEC), or in the Company’s communications and discussions through webcasts, telephone calls and conference calls, may not address historical facts and, therefore, could be interpreted to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of financial performance; statements of plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that CACI intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “expect,” “should,” “intend,” “plan,” “will,” “estimates,” “projects,” “strategy” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties that include but are not limited to the factors set forth under Item 1A, Risk Factors in this Annual Report on Form 10-K.

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

Overview

CACI founded its business in 1962 in simulation technology, and has strategically diversified primarily within the information technology (IT) and communications industries. With revenue for the year ended June 30, 2009 (FY2009) of $2.7 billion, we serve clients in the government and commercial markets, primarily throughout North America and internationally on behalf of U.S. customers, as well as in the United Kingdom. We deliver professional services and information technology solutions to our clients. Through our service offerings, we provide comprehensive and practical solutions by adapting emerging technologies and continually evolving legacy strengths. As a result of our diverse capabilities and client mission understanding, many of our client relationships have existed for ten years or more.

Our reliable and high quality services have enabled us to successfully compete for and win repeat business and sustain long-term client relationships and also to compete effectively for new clients and new contracts. We seek competitive business opportunities and have designed our operations to support major programs through centralized business development and business alliances. We have structured our business development organization to respond to the competitive marketplace, particularly within the federal government, and support that activity with full-time marketing, sales, communications, and proposal development specialists.

Our primary customers are agencies of the U.S. government. Our services are targeted to the areas of defense, intelligence, homeland security and IT modernization. The demand for our services, in large measure, is created by the increasingly complex network, systems and information environments in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity and, ultimately, improving performance.

At June 30, 2009, CACI had approximately 12,400 employees.

Domestic Operations

Our domestic operations are conducted through a number of subsidiaries and a joint venture which we control, and account for 100 percent of our U.S. government revenue and 10.0 percent of our commercial revenue. Some of the contracts performed by our domestic operations involve assignment of employees to international locations and at June 30, 2009, approximately 500 employees were on assignments in international locations. We provide professional services and information technology solutions to our domestic clients through all of our major service offerings:

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

•

Cyber security—Our solutions and services support the full life cycle of preparing for, protecting against, detecting, reacting to and actively responding to the full range of cyber threats. We achieve this through comprehensive and consistently managed risk-based, cost-effective controls and measures to protect information operated by the U.S. government. We proactively support the operational use and availability/reliability of information.

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

In developing solutions utilizing the technologies of each of these service offerings, we make extensive use of our wide array of modeling and simulation products and services, thereby enabling clients to visualize the impact of proposed changes or new technologies before implementation. Our simulation offerings address client needs in the areas of military training and war-gaming, logistics, manufacturing, wide area networks, including satellites and land lines, local area networks, the study of business processes, and the design of distributed computer systems architecture.

International Operations

Our international operations are conducted primarily through our operating subsidiary in Europe, CACI Limited, and account for substantially all revenue generated from international clients and 90.0 percent of our commercial revenue. CACI Limited is headquartered in London, England, and operates primarily in support of our data, information and knowledge management services; business systems solutions and enterprise IT and network services lines of business.

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

Much of our business is won through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment. With respect to bids for government work, however, in most cases the client specifies the terms and conditions and form of contract. In situations where the client-imposed contract type and/or terms appear to expose us to inappropriate risk, we may seek alternate arrangements or opt not to bid for the work. Essentially all contracts with the U.S. government, and many contracts with other government entities, permit the government client to terminate the contract at any time for the convenience of the government or for default by the contractor. Although we operate under the risk that such terminations may occur and have a material impact on operations, throughout our 47 years in business such terminations have been rare and, generally, have not materially affected operations. As with other government contractors, our business is subject to government client funding decisions and actions that are beyond our control. Our contracts and subcontracts are composed of a wide range of contract types, including firm fixed-price, cost reimbursement, time-and-materials, indefinite delivery/indefinite quantity (IDIQ) and government wide acquisition contracts (known as GWACS) such as General Services Administration (GSA) schedule contracts. By company policy, fixed-price contracts require the approval of at least two of our senior officers.

At any one time, we may have several thousand separate active contracts and/or task orders. In FY2009, the ten top revenue-producing contracts accounted for 37.9 percent of our revenue, or $1.0 billion.

In FY2009, 96.0 percent of our revenue came from U.S. government prime contracts or subcontracts. Of our total revenue, 76.1 percent came from DoD contracts and 19.9 percent came from other civilian agency government clients. The remaining 4.0 percent of revenue came from commercial business, both domestic and international, and state and local contracts.

Although we are continuously working to diversify our client base, we will continue to aggressively seek additional work from the DoD. In FY2009, DoD revenue grew by 15.0 percent, or $270.8 million. The acquisitions made during the year ended June 30, 2008 accounted for 13.5 percent of the revenue growth within DoD. Organic growth accounted for the remaining 86.5 percent of the DoD revenue growth.

Industry Trends

The federal government is the largest consumer of information technology services and solutions in the United States. We believe that the following trends will impact the federal government’s future spending on the types of services we provide:

•

Increased Congressional oversight—Oversight at the Congressional level and audit scrutiny at the agency level is increasing due to a number of factors, including the existence of high profile cases involving alleged and proven contract abuses and an increased use of contractors to provide governmental support services. These factors introduce delays in procurements and contract awards and contributed to new reforms and legislation (see below).

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

•

Administration changes—With the 2008 presidential elections completed, one of the new administration’s challenges is getting new political appointees in place, which has the impact of delaying major new procurements. In addition, the political priorities of the new administration (e.g., the stimulus package) imply an emphasis on short term funding that is generating historic increases and a growing federal deficit which could further challenge longer term funding of more complex programs. There is also a notable increase in administration interest in domestic spending programs, such as healthcare, energy and education. Much of this increase is anticipated to come in the form of state and local grants. Congress has not yet fully supported the President’s future growth plans in non-defense spending beyond the government’s fiscal year 2010 and while we are seeing reductions in major defense weapons programs, we have not seen reductions in the types of services we provide.

•

Government acquisition reforms—The administration has put a greater emphasis on in-sourcing certain jobs yet to be fully defined as “inherently governmental.” The most likely areas of impact would be in some areas of acquisition and program support, but there could also be areas of engineering and technical assistance being impacted. Regardless, there is a time and cost associated with recruiting and training government staff which will impede the process, progress and full extent of in-sourcing. There are also a number of other statutory acquisition reform provisions and initiatives being considered at the legislative level. This may well lead to increased congressional oversight of contractor support services to the government, with a focus on specific role definitions, transparency, managed risks, potential conflicts of interest and the mix between contractor staff and government personnel.

•

Best value versus best price—Performance-based contracting, in which a contractor’s fee payment is tied to its level of performance, is a technique for structuring all aspects of a contract around the purpose and outcome desired as opposed to the process by which the work is to be performed. While this is not a new contracting strategy, nor is it a mandate, agencies have been assigned a target achievement goal to write performance-based techniques into 40 percent of the total eligible service contracts worth more than $25,000. This practice is intended to shift risk from the government to the contractor.

•

Small business participation expectations—According to the Small Business Administration, small business preferences accounted for approximately 23 percent of the total value of federal prime contract dollars awarded during government fiscal year 2007. Legislation is being considered that would raise the current goal to a 25 percent goal for small business set asides. Increased small business preferences will make it more difficult for larger companies to compete for the remaining prime contract dollars. The General Accounting Office (GAO) has recently issued some rulings in this regard and some agencies are already putting out procurements with up to 30 percent small business content for prime contracts.

•

Supplemental funding and the continuing cost of asymmetric warfare—The administration is integrating supplemental funding into the normal budget cycle and moving some funding back to the base budget. The pace of operations and the number of troops in Afghanistan is actually growing, but reductions to offset that growth are anticipated in Iraq as we enter calendar year 2010. Intelligence gathering, processing and analysis will remain important to the mission of the commanders in the field. Going forward, a substantial portion of the military budget will be needed to re-set and modernize equipment and infrastructure. This will likely fuel a continuing demand for logistics services and network enabled mission capabilities that will provide an increasing level of performance efficiency while also introducing elements of cost-effectiveness as should be realized with highly scalable solutions and services.

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

In addition, in the near term, we face some uncertainties due to the current business environment. Many of our federal government contracts require us to have security clearances and employ personnel with specific levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is significant. In addition, a shift of expenditures away from programs that we support could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty, or to decide not to exercise options to renew contracts.

Our operations are also affected by local, national and worldwide economic conditions. The consequences of a prolonged recession or a continued weak U.S. economy may include a lower level of government spending in the areas in which CACI provides its services. Instability in the financial markets, as a result of a recession or other factors, also may affect the cost of capital and our ability to raise capital. We have already experienced the impact of both the weakening of the pound sterling against the U.S. dollar and current economic conditions on our operations in the U.K. A material part of our U.K. business is centered on providing marketing solutions to commercial customers who have been particularly impacted by the global economic slow down. In addition, our income tax expense for the year ended June 30, 2009 was adversely impacted by non-deductible losses on assets invested in connection with our supplemental retirement plan.

Recent Significant Acquisitions

During the past three fiscal years, we completed a total of ten acquisitions, four in the U.S. and six in the U.K. including:

•

The May 2007 acquisition of all of the outstanding stock of Institute for Quality Management, Inc (IQM) for $40.5 million. IQM provided management consulting and operational support services to the intelligence community and homeland security markets.

•	The June 2007 acquisition of all the outstanding stock of The Wexford Group International, Inc (WGI) for $115.0 million. WGI provided management and technical consulting services in the areas of acquisition management, strategic communications, the application of technology to improve operations, and the enhancement of an enterprise’s management, organization, and performance. The acquisition of WGI gave us the opportunity to provide Army Special Operations services (i.e. counterterrorism training) and provided us with entry into a high barrier area of DoD business. Major clients included Departments of the Army, Navy, and Air Force as well as Department of Information Systems Agency (DISA) and the Deployment Health Support Directorate.

•

The October 2007 acquisition of all of the outstanding stock of Athena Holding Corporation, a holding company which owned 100 percent of the outstanding shares of Athena Innovative Solutions, Inc (AIS), for $200.0 million. AIS and its wholly owned subsidiaries provided specialized professional services and solutions to United States intelligence organizations.

•

The November 2007 acquisition of all of the outstanding stock of Dragon Development Corporation (DDC) for $41.0 million. DDC provided professional, technical, and engineering services to United States intelligence organizations.

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

CACI Employment and Benefits

Our employees are our most valuable resource. We are in continuing competition for highly skilled professionals in virtually all of our business areas. The success and growth of our business is significantly correlated with our ability to recruit, train, promote and retain high quality people at all levels of the organization. For these reasons, we endeavor to maintain competitive salary structures, incentive compensation programs, fringe benefits, opportunities for growth, and individual recognition and award programs. Fringe benefits are generally consistent across our subsidiaries, and include paid vacations, sick leave and holidays; medical, dental, disability and life insurance; tuition reimbursement for job-related education and training; and other benefits under various retirement savings and stock purchase plans.

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

Approximately 80 of our employees, all of whom are located at Fort Bliss, Texas, are represented by the International Union of Operating Engineers. We successfully negotiated a collective bargaining agreement with the union which was incorporated into our Fort Bliss contract with the Army. We believe that our relationship with the union is good.

Patents, Trademarks, Trade Secrets and Licenses

We own nine patents and patent applications in the United States. While we believe our patents are valid, we do not consider that our business is dependent on patent protection in any material way. We claim copyright, trademark and other proprietary rights in a variety of intellectual property, including each of our proprietary computer software and data products and the related documentation. We presently own 24 registered trademarks and service marks in the U.S. and 32 registered trademarks and service marks in other countries, primarily the U.K. All of our registered trademarks and service marks may be renewed indefinitely. In addition, we assert copyrights in essentially all of our electronic and hard copy publications, our proprietary software and data products and in software produced at the expense of the U.S. government, which rights can be maintained for up to 75 years. Because most of our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections and benefit from them as discriminators in competition. We are also a party to agreements that give us the right to distribute computer software, data and other products owned by other companies, and to receive income from such distribution. As a systems integrator, it is important that we maintain access to software, data and products supplied by such third parties, but we generally have experienced little difficulty in doing so. The durations of such agreements vary according to the terms of the agreements themselves.

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

Backlog

Our backlog as of June 30, 2009, which consists primarily of contracts with the U.S. government, was $7.8 billion, of which $1.6 billion was for funded orders. Total backlog as of June 30, 2008 was $7.0 billion. We presently anticipate, based on current revenue projections, that the majority of the funded backlog as of June 30, 2009 will result in revenue during the fiscal year ending June 30, 2010.

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

Business Segments, Foreign Operations, and Major Customers

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

Revenue by Contract Type

The following information is provided on the amounts of our revenue attributable to time-and-materials contracts, cost reimbursable contracts and firm fixed-price contracts (including proprietary software product sales), during each of the last three fiscal years:

	Year Ended June 30,
	2009		2008		2007
	(dollars in thousands)
Time and materials	$1,310,001	48.0%	$1,232,942	50.9%	$1,021,129	52.7%
Cost reimbursable	875,653	32.1	672,950	27.8	531,336	27.4
Firm fixed-price	544,508	19.9	514,645	21.3	385,507	19.9

Total	$2,730,162	100.0%	$2,420,537	100.0%	$1,937,972	100.0%

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

We derived 96.0 percent of our total revenue in FY2009 and 95.0 percent of our total revenue in FY2008 from federal government contracts, either as a prime contractor or a subcontractor. We derived 76.1 percent of our total revenue in FY2009 and 74.7 percent of our total revenue in FY2008 from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, with the General Services Administration, or any significant agency in the intelligence community or the DoD, or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could be materially and adversely affected.

Our business could be adversely affected by the outcome of the various investigations/proceedings regarding our interrogation services work in Iraq.

In May 2004, press accounts disclosed an internal U.S. government report, the Taguba Report, which, among other things, alleged that one of our employees was involved in the alleged mistreatment of Iraqi prisoners at the Abu Ghraib facility. Another government report, the Jones/Fay Report, alleged that three of our employees, including the employee identified in the Taguba Report, acted improperly in performing their assigned duties in Iraq. The Jones/Fay Report included a recommendation that the information in the report regarding these employees be forwarded to the General Counsel of the U.S. Army for determination of whether each of them should be referred to the U.S. Department of Justice for prosecution and to the contracting officer for appropriate contractual action. Our investigation into these matters has not to date confirmed the allegations of abuse contained in either the Taguba Report or the Jones/Fay Report. To date, no charges have been brought by the government against us or any of our employees in connection with the Abu Ghraib allegations.

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

Substantially all of our contracts and task orders with the federal government are awarded through a competitive bidding process. We expect that much of the business that we will seek in the foreseeable future will continue to be awarded through competitive bidding. Budgetary pressures and changes in the procurement process have caused many government clients to increasingly purchase goods and services through IDIQ contracts, GSA schedule contracts and other government-wide acquisition contracts. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenue under each such contract. In addition, in consideration of the practice of agencies awarding work under such contracts that is arguably outside the intended scope of the contracts, both the GSA and the DoD have initiated programs aimed to ensure that all work fits properly within the scope of the contract under which it is awarded. The net effect of such programs may reduce the number of bidding opportunities available to us. Moreover, even if we are highly qualified to work on a particular new contract, we might not be awarded business because of the federal government’s policy and practice of maintaining a diverse contracting base.

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

If we are unable to win particular contracts, we may be prevented from providing to clients services that are purchased under those contracts for a number of years. If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected and that could cause our actual results to differ materially and adversely from those anticipated. In addition, upon the expiration of a contract, if the client requires further services of the type provided by the contract, there is frequently a competitive rebidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or non-renewal of any of our significant contracts could cause our actual results to differ materially and adversely from those anticipated.

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

The federal government may change its procurement or other practices in a manner adverse to us.

The federal government may change its procurement practices, such as in proposed acquisition reforms, or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts or other government-wide contracts, or adopt new socio-economic requirements. In all such cases, there is uncertainty of where the changes are going to end up and what actual impacts they may have on contractors. These changes could impair our ability to obtain new contracts or win re-competed contracts. Any new contracting methods could be costly or administratively difficult for us to satisfy and, as a result, could cause actual results to differ materially and adversely from those anticipated.

Restrictions on or other changes to the federal government’s use of service contracts may harm our operating results.

We derive a significant amount of revenue from service contracts with the federal government. The government may face restrictions from new legislation, regulations or government union pressures, on the nature and amount of services the government may obtain from private contractors (i.e. in-sourcing versus outsourcing). Any reduction in the government’s use of private contractors to provide federal services could cause our actual results to differ materially and adversely from those anticipated.

Our contracts and administrative processes and systems are subject to audits and cost adjustments by the federal government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.

Federal government agencies, including the Defense Contract Audit Agency (DCAA), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with government regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, accounting, estimating, compensation and management information processes and systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems is found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially and adversely from those anticipated. DCAA audits for costs incurred on work performed after June 30, 2004 have not yet been completed. In addition, DCAA audits for costs incurred by our recent acquisitions for certain periods prior to acquisition have not yet been completed. We do not know the outcome of any existing or future audits and, if any future audit adjustments significantly exceed our estimates, our profitability could be adversely affected.

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

Although many of our federal government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. As a result, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Nevertheless, we estimate our share of the contract values, including values based on the assumed exercise of options relating to these contracts, in calculating the amount of our backlog. Because we may not receive the full amount we expect under a contract, our estimate of our backlog may be inaccurate and we may generate results that differ materially and adversely from those anticipated.

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

We perform a portion of our engagements on a variety of fixed-price contract vehicles. We derived 19.9 percent of our total revenue in FY2009 and 21.3 percent of our total revenue in FY2008 from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-materials (T&M) basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.

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

At June 30, 2009, our backlog included cost reimbursement, T&M and fixed-price contracts. Cost reimbursement and T&M contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may vary materially and adversely depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

We depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. If the federal government, any of our other clients or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially and adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds or lack of an approved budget. Some prime contractors for whom we are a subcontractor have significantly less financial resources than we do, which may increase the risk that we may not be paid in full or payment may be delayed. If we experience difficulties collecting receivables, it could cause our actual results to differ materially and adversely from those anticipated.

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

We conduct the majority of our international operations in the United Kingdom. Our U.K.-based operations comprised 2.9 percent of our revenue in FY2009 and 3.8 percent of our revenue in FY2008. Our U.K.-based operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

Our U.K.-based operations are also subject to risks associated with operating a commercial as opposed to a government contracting business, including the effects of general economic conditions in the United Kingdom on the telecommunications, computer software and computer services sectors and the impact of more concentrated and intense competition for the reduced volume of work available in those sectors. Our revenue from this business declined during FY2009 over revenue from such business in FY2008 primarily as a result of the weakening of the British pound versus the United States dollar. We are marketing our services to clients in industries that are new to us and our efforts in that regard may be unsuccessful. Other factors that may adversely affect our international operations are difficulties relating to managing our business internationally, integrating recent acquisitions, multiple tax structures and continued adverse changes in foreign exchange rates. Any of these factors could cause our actual results to differ materially and adversely from those anticipated.

Our senior secured credit facility (the Credit Facility) imposes certain restrictions on our ability to take certain actions which may have an impact on our business, operating results and financial conditions.

The Credit Facility imposes certain operating and financial restrictions on us and requires us to meet certain financial tests. These restrictions may significantly limit or prohibit us from engaging in certain transactions, including the following:

•	incurring or guaranteeing certain amounts of additional debt;

•	paying dividends or other distributions to our stockholders or redeeming, repurchasing or retiring our capital stock in excess of specific limits;

•	making certain investments, loans and advances;

•	making capital expenditures above specified levels;

•	exceeding specific levels of liens on our assets;

•	issuing or selling equity in our subsidiaries;

•	transforming or selling certain assets currently held by us, including sale and lease-back transactions;

•	modifying certain agreements, including those related to indebtedness; and

•	engaging in certain mergers, consolidations or acquisitions.

The failure to comply with any of these covenants would cause a default under the Credit Facility. A default, if not waived, could cause our debt to become immediately due and payable. In such situations, we may not be able to repay our debt or borrow sufficient funds to refinance it, and even if new financing is available, it may not contain terms that are acceptable to us.

Despite our substantial debt, we may incur additional indebtedness.

The Credit Facility consists of a $240 million revolving credit facility and a $350 million term loan. In addition, we have $300 million outstanding under our convertible senior subordinated notes due 2014 (the Notes). We are able to incur additional debt in the future and have flexibility under the Credit Facility to increase the revolving credit facility to $450 million. If new debt is added to our current debt levels, the risks related to our ability to service that debt could increase.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our Credit Facility expires in May 2011 and our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in default on our debt obligations.

A change in control or fundamental change may adversely affect us.

The Credit Facility provides that certain change in control events with respect to us will constitute a default. A fundamental change, as defined under the Notes, will constitute a change of control under the Credit Facility, and therefore will constitute a default under such facility. If investors in the Notes exercise the repurchase right for a fundamental change, it may cause a default under the Credit Facility, even if the fundamental change itself does not cause a default on the Credit Facility, due to the financial effect of such a repurchase on us. Furthermore, the fundamental change provisions, including the provisions requiring the increase to the conversion rate for conversions under the Notes in connection with certain fundamental changes, may in certain circumstances make more difficult or discourage a takeover of our company and the removal of incumbent management.

The conditional conversion features of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion features of the Notes are triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. As of June 30, 2009, we had $239.4 million available under our revolving credit facility, which we could use to satisfy payment obligations arising from conversions of the Notes. However, there can be no assurance that all or any portion of this facility will be available at the time any such conversion obligations arise. Our failure to pay the required cash upon conversion as required under the Notes would constitute an event of default which, if not waived, would result in the immediate acceleration of our payment obligations under all of the Notes. Any such default would also result in an event of default under the Credit Facility. In such a situation, we may not be able to repay our debt or borrow sufficient funds to refinance it, and, even if new financing is available, it may be available on terms less favorable than the terms of our existing debt and, potentially, on terms that are unacceptable to us. A material deterioration in our financial condition or operating results could inhibit our access to additional investment capital and may cause the price of our common stock to decline.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-1). This new standard will require us to separately account for the liability and equity (conversion option) components of the Notes, and to recognize interest expense on the Notes using an interest rate in effect for comparable debt instruments that do not contain conversion features. Under FSP 14-1, the difference between the proceeds of the debt and the value allocated to the liability component will be recorded, in additional paid-in capital, as the value of the conversion option. The amount of the conversion option thus effectively represents additional interest cost on the liability component and will be amortized over the expected life of the security. The interest rate to be used under FSP 14-1 of 6.9 percent is significantly higher than the rate on the Notes that is currently used, which is equal to the coupon rate of 2.125 percent.

FSP 14-1 is effective for our fiscal year beginning July 1, 2009 and will require retrospective application to the date the Notes were issued. Had this new standard been effective for the fiscal year ended June 30, 2009, our interest expense would have increased by $9.5 million and our diluted earnings per share would have decreased by $0.19 per share. The higher interest expense will reduce our net income and may cause our stock price to decline. FSP 14-1 will have no direct effect on our cash flow.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of June 30, 2009, we leased office space at 126 U.S. locations containing an aggregate of approximately 2.6 million square feet located in 29 states and the District of Columbia. In three countries outside the U.S., we leased office space at 14 locations containing an aggregate of approximately 69,000 square feet. Our leases expire primarily within the next five years, with the exception of six leases in Northern Virginia and three leases outside of Northern Virginia, which will expire within the next six to 13 years. We anticipate that most of these leases will be renewed or replaced by other leases. All of our offices are in reasonably modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

We maintain our corporate headquarters in approximately 118,000 square feet of space at 1100 North Glebe Road, Arlington, Virginia. See note 14, Leases, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information regarding our lease commitments.

Item 3. Legal Proceedings

Saleh, et al. v. Titan Corp., et al.

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

On July 28, 2008, CACI submitted its brief to the United States Court of Appeals for the District of Columbia Circuit regarding its interlocutory appeal of the decision denying its summary judgment motion. On October 17, 2008, CACI filed its brief in support of its intervention in Plaintiffs’ appeal of the November 2007 decision by the United States District Court for the District of Columbia granting Titan’s summary judgment. On February 10, 2009, a three judge panel of the United States Court of Appeals for the District of Columbia Circuit held a hearing on both appeals and took the matters under advisement.

Ibrahim, et al. v. Titan Corp. et al.

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

On July 28, 2008, CACI submitted its brief to the United States Court of Appeals for the District of Columbia Circuit regarding its interlocutory appeal of the decision denying its summary judgment motion. On October 17, 2008, CACI filed its brief in support of its intervention in Plaintiffs’ appeal of the November 2007 decision by the United States District Court for the District of Columbia granting Titan’s summary judgment. On February 10, 2009, a three judge panel of the United States Court of Appeals for the District of Columbia Circuit held a hearing on both appeals and took the matters under advisement.

Al-Janabi v. L-3 Communications et al.

On May 5, 2008, Plaintiff filed a twenty-count complaint in the United States District Court for the Central District of California. Plaintiff was an Iraqi who claimed that he suffered significant physical injury and emotional distress while held at Abu Ghraib prison in Iraq. The lawsuit named CACI International Inc, CACI Premier Technology, Inc., and former CACI employee Stephen A. Stefanowicz as Defendants, along with L-3 Communications. The complaint alleged that the Defendants conspired with U.S. military personnel to engage in illegal treatment of Iraqi detainees. The complaint did not allege any interaction between Plaintiff and any CACI employee. Plaintiff sought, inter alia, compensatory damages, punitive damages, and attorney’s fees.

On June 27, 2008, CACI filed a motion to transfer the lawsuit to the United States District Court for the Eastern District of Virginia. In August 2008, the United States District Court for the Central District of California ordered the transfer of the lawsuit to the United States District Court for the Eastern District of Virginia. Thereafter, Plaintiff dismissed the case without prejudice.

Al-Quraishi v. L-3 Services, Inc. et al.

On June 30, 2008, Plaintiff filed a twenty-count complaint in the United States District Court for the District of Maryland. Plaintiff was an Iraqi who claimed that he suffered significant physical injury and emotional distress while held at Abu Ghraib prison in Iraq. The lawsuit named CACI International Inc and CACI Premier Technology, Inc. as Defendants, along with L-3 Communications and Adel Nakhila, a former employee of L-3 Services. The complaint alleged that the Defendants conspired with U.S. military personnel to engage in illegal treatment of Iraqi detainees. The complaint did not allege any interaction between Plaintiff and any CACI employee. Plaintiff sought, inter alia, compensatory damages, punitive damages, and attorney’s fees.

In August 2008, Plaintiff dismissed all CACI defendants from the case without prejudice.

Al Shimari v. L-3 Services, Inc. et al.

On June 30, 2008, Plaintiff filed a twenty-count complaint in the United States District Court for the Southern District of Ohio. Plaintiff is an Iraqi who claims that he suffered significant physical injury and emotional distress while held at Abu Ghraib prison in Iraq. The lawsuit names CACI International Inc, CACI

Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc. The complaint alleges that the Defendants conspired with U.S. military personnel to engage in illegal treatment of Iraqi detainees. The complaint does not allege any interaction between Plaintiff and any CACI employee. Plaintiff seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees. On August 8, 2008, the court granted CACI’s motion to transfer the action to the United States District Court for the Eastern District of Virginia. On September 12, 2008, Mr. Dugan was dismissed from the case without prejudice. On October 2, 2008, CACI filed a motion to dismiss the case. CACI also moved to stay discovery pending further proceedings. The court granted CACI’s motion to stay discovery. On March 18, 2009, the court granted in part and denied in part CACI’s motion to dismiss. On March 23, 2009, CACI filed a notice of appeal with respect to the March 18, 2009 decision. Plaintiff filed a motion to strike CACI’s notice of appeal and a motion to lift the stay on discovery. The United States District Court for the Eastern District of Virginia denied both motions. On April 27, 2009, Plaintiff filed a motion to dismiss the appeal in the United States Court of Appeals for the Fourth Circuit. That motion is pending.

Al-Ogaidi v. L-3 Services, Inc. et al.

On June 30, 2008, Plaintiff filed a twenty-count complaint in the United States District Court for the Western District of Washington. Plaintiff was an Iraqi who claimed that he suffered significant physical injury and emotional distress while held at Abu Ghraib prison in Iraq. The lawsuit named CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Daniel E. Johnson as Defendants, along with L-3 Services, Inc. The complaint alleged that the Defendants conspired with U.S. military personnel to engage in illegal treatment of Iraqi detainees. The complaint did not allege any interaction between Plaintiff and any CACI employee. Plaintiff sought, inter alia, compensatory damages, punitive damages, and attorney’s fees.

On August 12, 2008, the court granted CACI’s motion to transfer the action to the United States District Court for the Eastern District of Virginia. Thereafter, in August 2008, Plaintiff dismissed the case without prejudice.

Abbas, et al. v. L-3 Services, Inc. et al.

In February 2009, Plaintiffs filed a complaint in the United States District Court for the District of Columbia. Plaintiffs are fifty-five Iraqi citizens who claim that they suffered significant physical injury, emotional distress, and/or wrongful death while being held as detainees at Abu Ghraib prison and elsewhere in Iraq. The lawsuit names CACI Premier Technology, Inc. and L-3 Services, Inc. as Defendants. Plaintiffs seek, inter alia, compensatory damages, punitive damages, and costs.

On April 9, 2009, the United States District Court for the District of Columbia granted a joint motion of the parties to stay the case pending resolution of the appeals in the Saleh and Ibrahim cases described above.

We are vigorously defending the above-described legal proceedings, and, based on our present knowledge of the facts, believe the lawsuits are completely without merit.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended June 30, 2009, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol “CACI”.

The ranges of high and low sales prices of our common stock quoted on the New York Stock Exchange for each quarter during the fiscal years ended June 30, 2009 and 2008 were as follows:

	2009		2008
Quarter	High	Low	High	Low
1st	$52.00	$41.84	$52.83	$43.32
2nd	$51.97	$36.02	$55.01	$43.15
3rd	$47.68	$33.96	$46.87	$38.89
4th	$42.84	$33.90	$53.95	$43.70

We have never paid a cash dividend. Our present policy is to retain earnings to provide funds for the operation and expansion of our business. We do not intend to pay any cash dividends at this time. The Board of Directors will determine whether to pay dividends in the future based on conditions then existing, including our earnings, financial condition and capital requirements, as well as economic and other conditions as the board may deem relevant. In addition, our ability to declare and pay dividends on our common stock is restricted by the provisions of Delaware law and covenants in the Credit Facility.

As of August 21, 2009, the number of stockholders of record of our common stock was approximately 365. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

We administer an employee stock purchase plan (ESPP) under which eligible employees may purchase shares of common stock at a discount as provided by the plan. To provide the shares purchased under the plan, we either repurchase outstanding shares on the open market or issue shares previously acquired and held in treasury. Repurchased shares are acquired on a quarterly basis, generally within two weeks of the end of each quarter, and are distributed within three days thereafter to employees purchasing shares. Set forth below are equity securities purchased during the three months ended June 30, 2009 in order to satisfy our obligations under the ESPP:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2009	24,439	$37.10	641,771	108,229
May 2009	—	—	—	—
June 2009	—	—	—	—

Total	24,439	$37.10	641,771	108,229

The following graph compares the cumulative 5-year total return to shareholders on CACI International Inc’s common stock relative to the cumulative total returns of the Russell 1000 index and the Dow Jones U.S. Computer Services Total Stock Market index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2004 and tracks it through June 30, 2009.

	June 30,
	2004	2005	2006	2007	2008	2009
CACI International Inc	100.00	156.20	144.24	120.81	113.19	105.63
Russell 1000	100.00	107.93	117.73	141.79	124.25	90.87
Dow Jones U.S. Computer Services Total Stock Market	100.00	92.44	99.74	133.31	141.82	124.24

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements for each of the fiscal years in the five year period ended June 30, 2009. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto, included in Part II in this Annual Report on Form 10-K.

Income Statement Data

	Year Ended June 30,
	2009	2008	2007	2006	2005
	(amounts in thousands, except per share data)
Revenue	$2,730,162	$2,420,537	$1,937,972	$1,755,324	$1,623,062
Costs of revenue	2,546,048	2,257,708	1,792,119	1,605,044	1,480,930
Net income	95,480	83,323	78,532	84,840	79,725

Earnings per common share and common share equivalent:
Basic:
Weighted-average shares outstanding	29,976	30,058	30,643	30,242	29,675
Earnings per share	$3.19	$2.77	$2.56	$2.81	$2.69
Diluted:
Weighted-average shares and equivalent shares outstanding	30,427	30,606	31,256	31,161	30,568
Earnings per share	$3.14	$2.72	$2.51	$2.72	$2.61

Balance Sheet Data

	Year ended June 30,
	2009	2008	2007	2006	2005
	(amounts in thousands)
Total assets	$2,007,474	$1,902,653	$1,791,947	$1,368,090	$1,206,639
Long-term liabilities	696,242	694,498	683,079	411,366	376,861
Working capital	406,928	312,555	413,982	238,464	284,186
Shareholders’ equity	993,328	917,885	813,847	745,359	621,034

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

Overview

We are a leading provider of professional services and information technology solutions to the U.S. government. We derived 96.0 percent of our revenues during the year ended June 30, 2009 from contracts with U.S. government agencies, including 76.1 percent from DoD customers, and 19.9 percent from U.S. federal civilian agency customers including the Department of Homeland Security. We also provide services to state and local governments and commercial customers.

For the year ended June 30, 2009, approximately 82.8 percent of our U.S. government revenue was from contracts where we were the lead, or “prime,” contractor. Our contract base has approximately 700 active contracts and 2,500 active task orders. We have a diverse mix of contract types, with 48.0 percent, 32.1 percent, and 19.9 percent of our revenues for the year ended June 30, 2009, derived from time-and-materials, cost-plus and fixed-price contracts, respectively. We generally do not pursue fixed-price software development contracts that may create financial risk.

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

SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at least annually or if impairment indicators are present. The evaluation includes comparing the fair value of the relevant reporting unit to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is impaired. Impairment is measured by comparing the derived fair value of the goodwill to its carrying value.

We perform our annual testing for impairment of goodwill and other intangible assets as of June 30 of each year. Based on testing performed as of June 30, 2009, there were no indications of impairment.

Stock-Based Compensation

Under our 2006 Stock Incentive Plan, we issue equity instruments on an annual basis to our directors and key employees. These instruments may take the form of, among others, shares of restricted stock, restricted stock units (RSUs), stock settled stock appreciation rights (SSARs) and non-qualified stock options (NQSOs). We also issue equity instruments in the form of RSUs under our Management Stock Purchase Plan and Director Stock Purchase Plan. With the exception of SSARs that were granted in June and July of 2007 to the Company’s Chief Executive Officer; President, U.S. Operations; and Chief Operating Officer, U.S. Operations with a market-based vesting feature, compensation expense attributable to SSARs and NQSOs is generally computed using the Black-Scholes valuation model. SSARs containing market-based vesting features were valued with a binomial lattice model.

Prior to June 2007, we issued equity instruments to our key employees in the form of NQSOs and either RSUs or restricted stock. Effective in June 2007, we began issuing SSARs instead of NQSOs. RSUs and shares of restricted stock granted through June 2008 vested based on the passage of time and continued services as an employee. Beginning in August 2008, we began also issuing RSUs for which vesting is based on achievement of a performance metric in addition to grantee service (performance-based RSUs). For performance-based RSUs granted as part of our annual grant made in August 2008, vesting is initially dependent upon our net after-tax profit (NATP) for the fiscal year ending June 30, 2010. The maximum number of performance-based RSUs which will vest is based on the achievement of a certain NATP which has been established by our Board of Directors. No performance-based RSUs will vest if NATP is less than a pre-defined amount. In addition to achievement of a certain level of NATP, vesting is contingent upon the grantee’s service. Once the NATP for the year ending June 30, 2010 is determined, performance-based RSUs will vest in increments of one-third of the shares underlying the RSUs on an annual basis beginning two years after the grant date. All performance-based RSUs awarded for a given NATP level and for which service requirements are fulfilled will have fully vested four years after the grant date.

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

Consolidated Statements of Operations

Years ended June 30, 2009, 2008, 2007

							Year to Year Change
	2009	2008	2007	2009	2008	2007	2008 to 2009		2007 to 2008
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(dollar amounts in thousands)
Revenue	$2,730,162	$2,420,537	$1,937,972	100.0%	100.0%	100.0%	$309,625	12.8%	$482,565	24.9%

Costs of revenue
Direct costs	1,871,884	1,625,591	1,267,677	68.6	67.1	65.4	246,293	15.2	357,914	28.2
Indirect costs and selling expenses	627,572	584,600	485,359	23.0	24.2	25.1	42,972	7.4	99,241	20.4
Depreciation and amortization	46,592	47,517	39,083	1.7	2.0	2.0	(925)	(1.9)	8,434	21.6

Total costs of revenue	2,546,048	2,257,708	1,792,119	93.3	93.3	92.5	288,340	12.8	465,589	26.0

Income from operations	184,114	162,829	145,853	6.7	6.7	7.5	21,285	13.1	16,976	11.6
Interest expense and other, net	22,323	25,198	20,585	0.8	1.0	1.0	(2,875)	(11.4)	4,613	22.4

Net income before income taxes	161,791	137,631	125,268	5.9	5.7	6.5	24,160	17.6	12,363	9.9
Income taxes	66,311	54,308	46,736	2.4	2.3	2.4	12,003	22.1	7,572	16.2

Net income	$95,480	$83,323	$78,532	3.5%	3.4%	4.1%	$12,157	14.6%	$4,791	6.1%

Revenue

For FY2009, our total revenue increased by $309.6 million, or 12.8 percent. Approximately 9.9 percent, or $240.8 million, of revenue growth was organic and resulted from an increase in services provided to a broad base of DoD, intelligence, and federal civilian agency customers. The remaining 2.9 percent increase, or $68.8 million, was from acquisitions completed in FY2008 and FY2009.

During FY2008, total revenue increased by $482.6 million, or 24.9 percent. Approximately 13.8 percent, or $268.1 million, of revenue growth was organic and resulted primarily from increases in services and solutions provided to our DoD customers. The remaining 11.1 percent, or $214.5 million, of the FY2008 revenue growth was generated by acquisitions completed in FY2008 and FY2007.

Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue for FY2009 and FY2008 is as follows (in millions):

Business Acquired	2009	2008
Athena Innovative Solutions, Inc. (AIS)	$37.6	$74.7
Dragon Development Corporation (DDC)	11.2	21.5
The Wexford Group International, Inc. (WGI)	—	98.4
Institute for Quality Management, Inc. (IQM)	—	12.6
Others	20.0	7.3

Total	$68.8	$214.5

The following table summarizes revenue earned by each of the customer groups for the three most recent fiscal years:

	Year ended June 30,
	2009		2008		2007
	(dollar amounts in thousands)
Department of Defense	$2,078,338	76.1%	$1,807,546	74.7%	$1,393,735	71.9%
Federal civilian agencies	542,090	19.9	491,275	20.3	431,752	22.3
Commercial and other	88,228	3.2	101,839	4.2	91,946	4.7
State and local governments	21,506	0.8	19,877	0.8	20,539	1.1

Total	$2,730,162	100.0%	$2,420,537	100.0%	$1,937,972	100.0%

Revenue from DoD customers increased 15.0 percent, or $270.8 million, to $2.1 billion for FY2009 as compared to FY2008. The aforementioned acquisitions accounted for 2.0 percent of this total growth, contributing $36.6 million. DoD revenue includes that earned for services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the combat operations in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy, such as services to support the Navy’s automatic identification technologies and a mine countermeasure program that protects its fleet.

Revenue from DoD customers increased 29.7 percent, or $413.8 million, to $1.8 billion for FY2008 as compared to FY2007. The aforementioned acquisitions accounted for 40.7 percent of this growth, contributing $168.6 million.

Revenue from federal civilian agencies increased $50.8 million, or 10.3 percent, to $542.1 million during FY2009 as compared to FY2008. This revenue growth came both organically and from acquisitions. Acquisitions accounted for 49.4 percent of the increase. Approximately 13.8 percent of federal civilian agency revenue for the year was derived from the Department of Justice (DoJ), for whom we provide litigation support services. Revenue from DoJ was $74.9 million in FY2009 versus $74.0 million in FY2008. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

During FY2008 as compared to FY2007, revenue from federal civilian agencies increased $59.5 million, or 13.8 percent, to $491.3 million. The primary revenue growth drivers in this area came from acquisitions, which accounted for 66.1 percent of the increase. Approximately 15.1 percent of federal civilian agency revenue for the year was derived from DoJ. Revenue from DoJ was $74.0 million in FY2008 versus $66.6 million in FY2007. The increase in revenue earned from DoJ resulted primarily from services provided to support DoJ efforts involving litigation resulting from Hurricane Katrina.

Commercial and other revenue decreased 13.4 percent, or $13.6 million, to $88.2 million in FY2009 as compared to FY2008. Commercial revenue is derived from both international and domestic operations. In FY2009, international operations accounted for 90.0 percent, or $79.4 million, of the total commercial revenue, while domestic operations accounted for 10.0 percent, or $8.8 million. The decrease in commercial revenue was primarily from our operations in the U.K., which decreased by 14.5 percent, or $13.4 million, as a result of unfavorable exchange rates.

Commercial revenue increased 10.8 percent, or $9.9 million, to $101.8 million in FY2008 as compared to FY2007. In FY2008, international operations accounted for 91.1 percent, or $92.8 million, of the total commercial revenue, while domestic operations accounted for 8.9 percent, or $9.0 million. The increase in commercial revenue was primarily from our U.K. operations, which increased by 15.3 percent, or $12.3 million. Growth in the U.K. was generated by three acquisitions completed in FY2008 and favorable exchange rates.

Revenue from state and local governments increased by 8.2 percent, or $1.6 million during FY2009, as compared to FY2008. In FY2008 as compared to FY2007, revenue from state and local governments decreased by 3.2 percent, or $0.7 million. Revenue from state and local governments represented 0.8 percent of our total revenue in each of FY2009 and FY2008. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations

Operating income increased 13.1 percent, or $21.3 million, in FY2009 as compared to FY2008. Our operating margin was 6.7 percent in each of FY2009 and FY2008. In FY2008 as compared to FY2007, operating income increased 11.6 percent, or $17.0 million. Our operating margin in FY2008 of 6.7 percent decreased from 7.5 percent a year earlier. This decrease in margin rate related primarily to an increase in subcontract labor and materials as a percent of total direct costs, as well as a decline in the margins of our direct labor.

During the fiscal years ended June 30, 2009, 2008, and 2007, as a percentage of revenue, total direct costs were 68.6 percent, 67.1 percent, and 65.4 percent, respectively. The year-to-year increases in direct costs as a percentage of revenue were driven primarily by an increase in the use of subcontractors. These costs are common in our industry, are typically incurred in response to specific client tasks, and may vary from period to period.

The single largest component of direct costs, direct labor, was $751.0 million, $670.3 million and $548.5 million in FY2009, FY2008, and FY2007, respectively. The increase in direct labor during the last three fiscal years is attributable to the organic growth in our federal government business, both in the DoD and federal civilian agencies, and to acquisitions. Other direct costs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses, were $1.1 billion, $955.3 million, and $719.1 million in FY2009, FY2008, and FY2007, respectively. The year over year increases were primarily the result of increased volume of tasking across all of our major service offerings including the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor and other discretionary costs. As a percentage of revenue, indirect costs and selling expenses were 23.0 percent, 24.2 percent and 25.1 percent for FY2009, FY2008, and FY2007, respectively. The decrease in percentage experienced during these fiscal years is primarily the result of integrating acquired businesses while controlling our various indirect and general and administrative expenses in these periods of growth. Indirect costs and selling expenses in FY2009 were also impacted by a reduction in expense associated with a gain on a commercial legal matter. A component of indirect costs and selling expenses is stock compensation. Total stock compensation expense was $16.8 million, $17.6 million, and $13.0 million for the fiscal years ended June 30, 2009, 2008, and 2007, respectively. The decrease in stock compensation expense from FY2008 to FY2009 was due primarily to a higher level of forfeitures in FY2009. The increase in stock compensation expense from FY2007 to FY2008 was due to a higher level of grants in FY2008 as compared to FY2007.

Depreciation and amortization expense decreased $0.9 million, or 1.9 percent, in FY2009 as compared to FY2008. The decrease was primarily attributable to a decrease in software amortization on externally marketed software. In FY2008 as compared to FY2007, depreciation and amortization expense increased $8.4 million, or 21.6 percent, primarily from the amortization of acquired intangible assets.

Net interest expense and other decreased $2.9 million, or 11.4 percent in FY2009, as compared to FY2008 primarily as a result of lower interest rates. This was partially offset by a reduction in interest income as a result of lower interest rates earned on our cash balances and as a significant portion of our cash balance was used to fund the AIS and DDC acquisitions. Net interest expense and other increased $4.6 million, or 22.4 percent, in FY2008 as compared to FY2007. The primary driver for the increase was the issuance of $300 million of convertible notes in May 2007. This increase was partially offset by lower interest on our floating rate debt outstanding under the Credit Facility.

The effective income tax rates in FY2009, FY2008, and FY2007, were 41.0 percent, 39.5 percent, and 37.3 percent, respectively. The higher tax rate in FY2009 as compared to FY2008 related primarily to the impact of non-deductible losses on corporate-owned life insurance policies.

Quarterly Financial Information

Quarterly financial data for the two most recent fiscal years is provided in note 25, Quarterly Financial Data, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Effects of Inflation

During FY2009, 32.1 percent of our business was conducted under cost-reimbursable contracts which automatically adjust revenue to cover costs that are affected by inflation. 48.0 percent of our revenue was earned under time-and-material contracts, where labor rates for many of the services provided are often fixed for several years. Under certain time-and-material contracts containing indefinite-delivery, indefinite-quantity procurement arrangements, we do adjust labor rates annually as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our time-and-materials and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $151.1 million, $160.1 million and $168.0 million for the years ended June 30, 2009, 2008 and 2007, respectively.

The Credit Facility is a $590 million credit facility, which includes a $240 million revolving credit facility (the Revolving Facility), and a $350 million term loan (the Term Loan). The initial borrowings under the Credit Facility were $422.6 million. At June 30, 2009, $331.6 million was outstanding under the Term Loan, $0.6 million was outstanding under the Revolving Facility and we had no letters of credit outstanding. On July 8, 2009, we made a $50.0 million prepayment on the Term Loan, reducing the outstanding balance to $281.6 million. From time to time, we may make additional prepayments, based on cash flows, working capital requirements and other capital needs.

On May 10, 2007, in connection with the issuance of the Notes, the Credit Facility was amended in order to, among other things, permit the issuance of the Notes and address certain related matters.

On August 28, 2008, the Credit Facility was amended to reflect our exercise of the accordion feature under the Revolving Facility. This amendment increased the credit available to us under the Revolving Facility from $200.0 million to $240.0 million. The August 2008 amendment also 1) provided us with additional flexibility with respect to certain of our covenants under the Credit Facility, 2) extended the expiration date of the Revolving Facility from May 3, 2009 to May 3, 2011, on which date repayment of any outstanding balance under the Revolving Facility, together with accrued interest thereon, will be due, and 3) increased the total amount to which the Revolving Facility may be increased pursuant to the accordion feature to $450.0 million (from $300.0 million). The Revolving Facility continues to have annual sublimits on amounts borrowed for acquisitions and a $25.0 million sublimit for the issuance of letters of credit.

On May 27, 2009, the Credit Facility was amended to facilitate the funding of foreign acquisitions, by introducing a foreign investment basket of up to $55.0 million that will enable CACI and its United States subsidiaries to invest in CACI’s foreign subsidiaries for the purpose of paying the purchase price of permitted acquisitions. The amendment does not alter the definition of “Permitted Acquisitions” under the Credit Agreement.

The Term Loan portion of the Credit Facility is a seven-year secured facility under which principal payments are due in quarterly installments of $0.9 million at the end of each fiscal quarter through March 2011 and the balance is due in full on May 3, 2011.

Interest rates for both Revolving Facility and Term Loan borrowings are based on the London Inter-Bank Offered Rate (LIBOR), or the higher of the prime rate or the federal funds rate in each case, plus applicable margins. Margins and unused facility fee rates are determined quarterly based on our leverage ratios.

We are required to comply with certain financial covenants under the Credit Facility that limit our leverage, require us to maintain a minimum net worth and require us to meet a minimum fixed charge coverage ratio. These financial covenants apply throughout the term of the Credit Facility. As of June 30, 2009, we were in compliance with all of the financial covenants of the Credit Facility.

The total costs associated with securing the Credit Facility, as amended, were $10.2 million, including $1.3 million incurred in connection with the August 2008 amendment and $0.3 million incurred in connection with the May 2009 amendment, and are being amortized over the life of the Credit Facility.

Effective May 16, 2007, we issued the Notes, which mature on May 1, 2014, in a private placement pursuant to Rule 144A of the Securities Act of 1933. The Notes are subordinate to our senior secured debt, and interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of June 30, 2009, none of the conditions permitting conversion of the Notes had been satisfied.

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

The contingently issuable shares are not included in our diluted share count for the fiscal year ended June 30, 2009 or 2008, because our average stock price during those periods was below the conversion price. Debt issuance costs of $7.8 million are being amortized to interest expense over seven years. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of our common stock.

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

In May 2008, the FASB issued FSP 14-1. This new standard will require the Company to separately account for the liability and equity (conversion option) components of the Notes, and to recognize interest expense on the Notes using an interest rate in effect for comparable debt instruments that do not contain conversion features. The interest rate to be used under the new standard of 6.9 percent is significantly higher than the rate which is currently used, which is equal to the coupon rate of 2.125 percent. FSP 14-1 is effective for our fiscal year beginning July 1, 2009, and will require retrospective application to the date the Notes were issued. Had this new standard been effective for the years ended June 30, 2009 and 2008, we estimate that our interest expense would have increased by $9.5 million and $8.9 million, respectively, and our diluted earnings per share would have decreased by $0.19 and $0.18 per share for the years ended June 30, 2009 and 2008, respectively. FSP 14-1 will have no direct effect on our cash flow.

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

We also maintain two lines of credit in addition to the Revolving Facility, one in the U.K., and one under a joint venture. The total amount available under the line-of-credit facility in the U.K., which is cancelable at any time upon notice from the bank, is 0.5 million pounds sterling. The amount available under the joint venture’s line of credit is $1.5 million, and is scheduled to expire in September 2011. As of June 30, 2009, the Company had no outstanding borrowings under either of these lines of credit.

In June 2008, our Board of Directors approved a share repurchase program for up to $20 million of our common stock. Repurchases under this program were completed in August 2008 for the full amount authorized by the Board.

Cash and cash equivalents were $208.5 million and $120.4 million as of June 30, 2009 and 2008, respectively. The increase in cash and cash equivalents was primarily attributable to cash flow generated from operations. Working capital was $406.9 million and $312.6 million as of June 30, 2009 and 2008, respectively. Our operating cash flow was $151.1 million for FY2009, compared to $160.1 million for the same period a year ago. The current year decrease in operating cash flow results from continued strong organic growth in FY2009. Increasing organic growth consumes operating cash flow that is necessary to fund expanding business operations. Days-sales outstanding improved to 59 at June 30, 2009, compared to 60 for the same period a year ago.

We used $38.8 million and $329.3 million of cash in investing activities during FY2009 and FY2008, respectively. The decrease in FY2009 was attributed to the larger acquisitions completed during FY2008 as compared to those completed in FY2009. In addition, although the WGI acquisition was completed in FY2007, $49.0 million of the purchase price was paid in FY2008. Purchases of office and computer related equipment of $12.4 million and $13.6 million in FY2009 and FY2008, respectively, accounted for a majority of the remaining funds used in investing activities. We have relatively low capital expenditure requirements for our business, and expect these expenditures in the coming years to remain consistent with the levels reported in recent fiscal years.

Cash flows from financing activities were a use of cash of $21.3 million during FY2009 and a source of cash of $4.1 million during FY2008. During FY2009, we used $20.0 million of cash to repurchase shares of our common stock pursuant to the share repurchase program approved by our Board of Directors in June 2008. Cash flows from financing activities continued to benefit from proceeds received from the exercise of stock options and purchases of stock under our ESPP. Proceeds from these activities totaled $7.7 million and $8.3 million during FY2009 and FY2008, respectively. These were offset by cash used to purchase stock to fulfill obligations under the ESPP. Cash used to acquire stock under the ESPP was $3.7 million and $2.0 million during FY2009 and FY2008, respectively. This increase was primarily due to the use of shares held in treasury to fulfill the Company’s obligations under the ESPP for the second and third quarters of FY2008.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. With the exception of a building acquired in connection with an acquisition completed during the year ended June 30, 2004, which we sold in March 2009, we have financed the use of all of our office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see note 14 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduces the funds available under the Revolving Facility when issued. As of June 30, 2009, we had no outstanding letters of credit. We have no other material off-balance sheet financing arrangements.

The following table summarizes our contractual obligations as of June 30, 2009 that require us to make future cash payments:

	Payments Due By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(amounts in thousands)
Contractual obligations:
Credit facility(1)	$332,253	$4,128	$328,125	$—	$—
Fixed rate note(1)	5,336	5,336		—	—
Convertible notes(1)	300,000	—	—	300,000	—
Operating leases(2)	235,703	37,283	60,118	45,494	92,808
Other long-term liabilities reflected on our balance sheet under generally accepted accounting principles (GAAP)
Deferred compensation(3)	42,658	2,360	3,082	1,718	35,498

Total	$915,950	$49,107	$391,325	$347,212	$128,306

(1)	See note 13 to our consolidated financial statements for additional information regarding debt and related matters and note 26 for information on a $50.0 million prepayment made subsequent to June 30, 2009.
(2)	See note 14 to our consolidated financial statements for additional information regarding operating lease commitments.
(3)	This liability is substantially offset by investments held by the plan provider to be reimbursed to us upon the payment of the liability to the plan participant. See note 20 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps and caps. Our hedging relationships are with three different financial institutions that have been impacted by recent market conditions. If one of these financial institutions defaults on its obligations under our swap or cap agreements, we would have to find alternative methods to manage interest rate fluctuations or review and modify our hedging strategy. We believe that these financial institutions will be able to fulfill their obligations under their respective interest rate swap and cap agreements. A one percent change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by $2.3 million for the year ended June 30, 2009.

Approximately 2.9 percent and 3.8 percent of our total revenues in FY2009 and FY2008, respectively, were derived from our international operations in the U.K. Our practice in the U.K. is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of June 30, 2009 we held pounds sterling in the U.K. equivalent to approximately $16.2 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2009. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

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

With the participation of our CEO and CFO, we performed an evaluation of the effectiveness of the internal control over financial reporting to comply with the rules on internal control over financial reporting issued pursuant to the Sarbanes-Oxley Act of 2002. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that, as of June 30, 2009, our internal control over financial reporting was effective based on those criteria. In addition, our independent registered public accounting firm evaluated the effectiveness of our internal control over financial reporting. Management’s report on the effectiveness of internal control over financial reporting, and the independent auditors’ report on internal control over financial reporting, are included in Part IV of this report.

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

Item 10. Officers, Directors and Executive Officers of the Registrant

Except for the specific disclosures below, the information required by this Item 10 is included under the headings “Executive Officers” and “Corporate Governance” in our 2009 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2009 (2009 Proxy Statement) and is incorporated by reference.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. That code, our Standards of Ethics and Business Conduct, is posted in the “Investors” section of our website at www.caci.com and a printed copy of such code will be furnished free of charge to any shareholder who requests a copy.

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

Item 11. Executive Compensation

The information required by this Item 11 is included in the text and tables under the caption “Compensation Discussion and Analysis” in our 2009 Proxy Statement and is incorporated by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The information required by this Item 12 is included under the headings “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our 2009 Proxy Statement and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is included under the headings “Corporate Governance” and “Compensation Discussion and Analysis” in our 2009 Proxy Statement and is incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included under the heading “Independent Auditor Fees” in our 2009 Proxy Statement and is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

1.	Financial Statements

A.	Report of Management on Internal Control Over Financial Reporting

B.	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

C.	Report of Independent Registered Public Accounting Firm

D.	Consolidated Statements of Operations for the fiscal years ended June 30, 2009, 2008, and 2007

E.	Consolidated Balance Sheets as of June 30, 2009 and 2008

F.	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2009, 2008 and 2007

G.	Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2009, 2008 and 2007

H.	Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2009, 2008 and 2007

I.	Notes to Consolidated Financial Statements

2.	Supplementary Financial Data

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2009, 2008, and 2007

(b)	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc amended as of March 5, 2008.		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation, incorporated above as Exhibit 3.1.		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company.		8-K	July 11, 2003	4.1

4.3	Indenture, dated as of May 16, 2007, between CACI International Inc and The Bank of New York, including the form of Note.		8-K	May 16, 2007	4.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
4.4	Registration Rights Agreement, dated as of May 16, 2007, among CACI International Inc and J.P. Morgan Securities Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Wachovia Capital Markets, LLC.		8-K	May 16, 2007	4.2

4.5	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and Morgan Stanley & Co. International plc, as amended May 11, 2007.		8-K	May 16, 2007	4.3

4.6	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Morgan Stanley & Co. International plc, as amended May 11, 2007.		8-K	May 16, 2007	4.4

4.7	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and J.P. Morgan Chase Bank, National Association, as amended May 11, 2007.		8-K	May 16, 2007	4.5

4.8	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and J.P. Morgan Chase Bank, National Association, as amended May 11, 2007.		8-K	May 16, 2007	4.6

4.9	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and Bank of America, N.A., as amended May 11, 2007.		8-K	May 16, 2007	4.7

4.10	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Bank of America, N.A., as amended May 11, 2007.		8-K	May 16, 2007	4.8

10.1	The 1996 Stock Incentive Plan of CACI International Inc.*		S-8	February 15, 2005	4.3

10.2	Form of Stock Option Agreement between CACI International Inc and certain employees.*		10-K	September 27, 2002	10.10

10.3	Form of Performance Accelerated Stock Option Agreement between CACI International Inc and certain employees.*		10-K	September 27, 2002	10.11

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.4	The 2002 Employee Stock Purchase Plan of CACI International Inc, as amended.*		Def 14A	October 5, 2007	Appendix A

10.5	Amended and Restated Management Stock Purchase Plan of CACI International Inc.*		10-K	August 27, 2008	10.5

10.6	Amended and Restated Director Stock Purchase Plan of CACI International Inc.*		10-K	August 27, 2008	10.6

10.7	The Credit Agreement dated as of May 3, 2004, among CACI International Inc, the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as Administrative Agent.		10-K	September 13, 2004	10.21

10.8	First Amendment dated as of May 18, 2005 to the Credit Agreement dated as of May 3, 2004, among CACI International Inc, the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as Administrative Agent.		8-K	May 18, 2005	99

10.9	The Amended and Restated Asset Purchase Agreement dated February 16, 2006 between CACI International Inc, CACI, INC.-FEDERAL, CACI Acquisition, Inc., Information Systems Support, Inc., Young Yong Lee, AE Kyung Lee, Jack A. Garson, as Voting Trustee.		8-K	March 1, 2006	99b

10.10	Amended and Restated Severance Compensation Agreement dated December 13, 2006 between Paul M. Cofoni and CACI International Inc.*		10-Q	February 9, 2007	10.2

10.11	Amended and Restated Severance Compensation Agreement dated December 18, 2006 between William M. Fairl and CACI International Inc.*		10-Q	February 9, 2007	10.3

10.12	Second Amendment, dated as of May 9, 2007, to the Credit Agreement dated as of May 3, 2004, among CACI International Inc, the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as Administrative Agent.		8-K	May 11, 2007	10.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.13	Purchase Agreement, dated May 10, 2007, among CACI International Inc and J.P. Morgan Securities Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Wachovia Capital Markets, LLC.		8-K	May 16, 2007	10.1

10.14	Stock Purchase Agreement by and among CACI International Inc, CACI, INC. – FEDERAL and The Wexford Group International, Inc. and the Stockholders of The Wexford Group International, Inc., dated May 30, 2007.		10-K	August 29, 2007	10.20

10.15	Amended and Restated Employment Agreement dated July 1, 2007 between J.P. London and CACI International Inc.*		10-K	August 29, 2007	10.21

10.16	Employment Agreement dated July 1, 2007 between Paul M. Cofoni and CACI International Inc.*		10-K	August 29, 2007	10.22

10.17	Severance Compensation Agreement dated July 1, 2007 between William M. Fairl and CACI International Inc.*		10-K	August 29, 2007	10.24

10.18	Severance Compensation Agreement dated October 1, 2007 between Thomas A. Mutryn and CACI International Inc.*		S-1/A	October 9, 2007	10.25

10.19	Severance Compensation Agreement dated October 1, 2007 between Randall C. Fuerst and CACI International Inc.*		S-1/A	October 9, 2007	10.26

10.20	Stock Purchase Agreement by and among Athena Holding LLC, Athena Holding Corp., Athena Innovative Solutions, Inc., CACI International Inc and CACI, INC. – FEDERAL, dated September 19, 2007.		S-1/A	October 9, 2007	10.27

10.21	Severance Compensation Agreement dated June 16, 2008 between Gregory R. Bradford and CACI International Inc.*		10-K	August 27, 2008	10.23

10.22	Third Amendment, dated as of August 28, 2008, to the Credit Agreement dated as of May 3, 2004, among CACI International Inc, the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as Administrative Agent.		8-K	September 4, 2008	10.5

10.23	Commitment Agreement dated as of August 28, 2008 to the Credit Agreement dated as of May 3, 2004, among CACI International Inc, the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as Administrative Agent.		8-K	September 4, 2008	10.4

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.24	Fourth Amendment, dated as of May 27, 2009, to the Credit Agreement dated as of May 3, 2004, between CACI International Inc, the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as Administrative Agent.		8-K	June 2, 2009	10.6

10.25	CACI International Inc 2006 Stock Incentive Plan, as amended.*		S-8	February 4, 2009	10.1

10.26	Form of Performance Restricted Stock Unit Grant Agreement for Grantees Who are Grandfathered Executives.*		S-8	February 4, 2009	10.2

10.27	Form of Performance Restricted Stock Unit Grant Agreement for Grantees who are Not Eligible for Grandfathered Retirement.*		S-8	February 4, 2009	10.3

10.28	Form of Restricted Stock Unit Grant Agreement for Grantees Who are Grandfathered Executives.*		S-8	February 4, 2009	10.4

10.29	Form of Restricted Stock Unit Grant Agreement for Grantees Who are Not Eligible for Grandfathered Retirement.*		S-8	February 4, 2009	10.5

10.30	Form of Stock-Settled Stock Appreciation Rights Grant Agreement.*		S-8	February 4, 2009	10.6

10.31	Form of Non-Employee Director Restricted Stock Unit Grant Agreement.*		S-8	February 4, 2009	10.7

10.32	CACI International Inc Supplemental Executive Retirement Plan for Paul M. Cofoni, President and Chief Executive Officer.*		10-Q	February 5, 2009	10.1

21.1	Significant Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

99.1	Certification of Chief Executive Officer pursuant to Regulation 303A.12(b) of the New York Stock Exchange.	X

*	Denotes a management contract, compensatory plan, or arrangement.

Report of Management on Internal Control Over Financial Reporting

August 26, 2009

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2009.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included herein and has reported on the Company’s internal control over financial reporting as of June 30, 2009.

/s/ PAUL M. COFONI	/s/ THOMAS A. MUTRYN
Paul M. Cofoni	Thomas A. Mutryn
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

Board of Directors and Stockholders

CACI International Inc

We have audited CACI International Inc’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CACI International Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CACI International Inc maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CACI International Inc as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended June 30, 2009 of CACI International Inc, and our report dated August 25, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 25, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CACI International Inc

We have audited the accompanying consolidated balance sheets of CACI International Inc as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CACI International Inc at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CACI International Inc’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 25, 2009

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Fiscal year ended June 30,
	2009	2008	2007
Revenue	$2,730,162	$2,420,537	$1,937,972

Costs of revenue:
Direct costs	1,871,884	1,625,591	1,267,677
Indirect costs and selling expenses	627,572	584,600	485,359
Depreciation and amortization	46,592	47,517	39,083

Total costs of revenue	2,546,048	2,257,708	1,792,119

Income from operations	184,114	162,829	145,853
Interest expense and other	23,062	30,066	25,791
Interest income	(739)	(4,868)	(5,206)

Income before income taxes	161,791	137,631	125,268
Income taxes	66,311	54,308	46,736

Net income	$95,480	$83,323	$78,532

Basic earnings per share	$3.19	$2.77	$2.56

Diluted earnings per share	$3.14	$2.72	$2.51

Weighted-average basic shares outstanding	29,976	30,058	30,643

Weighted-average diluted shares outstanding	30,427	30,606	31,256

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$208,488	$120,396
Accounts receivable, net	477,025	441,732
Deferred income taxes	18,191	16,776
Prepaid expenses and other current assets	21,128	23,921

Total current assets	724,832	602,825
Goodwill	1,083,750	1,067,472
Intangible assets, net	97,829	126,028
Property and equipment, net	30,923	25,361
Supplemental retirement savings plan assets	40,791	41,759
Accounts receivable, long-term, net	8,677	8,782
Deferred income taxes	—	8,747
Other long-term assets	20,672	21,679

Total assets	$2,007,474	$1,902,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,464	$3,549
Accounts payable	87,300	74,175
Accrued compensation and benefits	137,843	126,649
Other accrued expenses and current liabilities	83,297	85,897

Total current liabilities	317,904	290,270
Long-term debt, net of current portion	628,125	639,074
Supplemental retirement savings plan obligations, net of current portion	40,298	41,740
Other long-term liabilities	27,819	13,684

Total liabilities	1,014,146	984,768

Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 39,091 and 38,948 shares issued, respectively	3,909	3,895
Additional paid-in capital	379,783	370,127
Retained earnings	699,567	604,087
Accumulated other comprehensive (loss) income	(3,248)	6,768
Treasury stock, at cost (9,118 and 8,731 shares, respectively)	(86,683)	(66,992)

Total shareholders’ equity	993,328	917,885

Total liabilities and shareholders’ equity	$2,007,474	$1,902,653

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal year ended June 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95,480	$83,323	$78,532
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	46,592	47,517	39,083
Amortization of deferred financing costs	2,841	2,531	1,603
Stock-based compensation expense	16,821	17,639	13,019
Deferred income tax expense	13,363	6,087	2,062
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(36,055)	(27,001)	24,952
Prepaid expenses and other current assets	(5,555)	578	(5,778)
Accounts payable and other accrued expenses	12,330	3,160	12,850
Accrued compensation and benefits	5,030	22,237	359
Income taxes payable and receivable	2,177	902	(2,006)
Deferred rent expense	(1,585)	(1,563)	(1,574)
Supplemental retirement savings plan obligations and other long-term liabilities	(359)	4,676	4,929

Net cash provided by operating activities	151,080	160,086	168,031

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,369)	(13,589)	(7,898)
Cash paid for business acquisitions, net of cash acquired	(26,532)	(315,855)	(106,212)
Other	133	101	(2,063)

Net cash used in investing activities	(38,768)	(329,343)	(116,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of transaction costs	—	—	292,654
Proceeds from borrowings under bank credit facilities	628	9,790	—
Principal payments made under bank credit facilities	(4,547)	(17,033)	(28,543)
Proceeds from note receivable	—	3,891	—
Purchase of call options, net of proceeds from sale of warrants	—	—	(27,870)
Proceeds from employee stock purchase plans	5,550	4,231	5,378
Proceeds from exercise of stock options	2,129	4,079	8,524
Repurchases of common stock	(23,705)	(1,972)	(50,275)
Other	(1,318)	1,088	8,083

Net cash (used in) provided by financing activities	(21,263)	4,074	207,951

Effect of exchange rate changes on cash and cash equivalents	(2,957)	(103)	1,223

Net increase (decrease) in cash and cash equivalents	88,092	(165,286)	261,032
Cash and cash equivalents, beginning of year	120,396	285,682	24,650

Cash and cash equivalents, end of year	$208,488	$120,396	$285,682

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds	$50,223	$44,799	$38,703

Cash paid for interest	$19,537	$25,774	$22,499

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	$5,276	—	—

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE, June 30, 2006	—	$—	38,403	$3,840	$314,573	$442,702	$5,840	7,784	$(21,596)	$745,359
Net income	—	—	—	—	—	78,532	—	—	—	78,532
Stock-based compensation expense	—	—	—	—	13,019	—	—	—	—	13,019
Exercise of stock options and vesting of restricted stock units	—	—	348	35	14,577	—	—	—	—	14,612
Purchase of call options, net of proceeds from sale of warrants	—	—	—	—	(27,870)	—	—	—	—	(27,870)
Tax benefit of call options	—	—	—	—	32,816	—	—	—	—	32,816
Currency translation adjustment	—	—	—	—	—	—	4,333	—	—	4,333
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(834)	—	—	(834)
Initial effect of adoption of SFAS No.158, Employers Accounting for Defined Benefit Pension and Other Post-Retirement Plans	—	—	—	—	—	—	(734)	—	—	(734)
Repurchases of common stock	—	—	—	—	—	—	—	1,091	(50,275)	(50,275)
Treasury stock issued under stock purchase plans	—	—	—	—	92	—	—	(103)	4,797	4,889

BALANCE, June 30, 2007	—	—	38,751	3,875	347,207	521,234	8,605	8,772	(67,074)	813,847
Net income	—	—	—	—	—	83,323	—	—	—	83,323
Stock-based compensation expense	—	—	—	—	17,639	—	—	—	—	17,639
Exercise of stock options and vesting of restricted stock units	—	—	197	20	4,235	—	—	—	—	4,255
Adoption of FIN 48	—	—	—	—	(630)	(470)	—	—	—	(1,100)
Currency translation adjustment	—	—	—	—	—	—	(465)	—	—	(465)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(1,350)	—	—	(1,350)
Repurchases of common stock	—	—	—	—	—	—	—	43	(1,972)	(1,972)
Treasury stock issued under stock purchase plans	—	—	—	—	1,676	—	—	(84)	2,054	3,730
Effect of SFAS No. 158	—	—	—	—	—	—	(22)	—	—	(22)

BALANCE, June 30, 2008	—	—	38,948	3,895	370,127	604,087	6,768	8,731	(66,992)	917,885
Net income	—	—	—	—	—	95,480	—	—	—	95,480
Stock-based compensation expense	—	—	—	—	16,821	—	—	—	—	16,821
Exercise of stock options and vesting of restricted stock units	—	—	143	14	(240)	—	—	—	—	(226)
FIN 48 Adjustment	—	—	—	—	(6,682)	—	—	—	—	(6,682)
Currency translation adjustment	—	—	—	—	—	—	(9,616)	—	—	(9,616)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(332)	—	—	(332)
Repurchases of common stock	—	—	—	—	—	—	—	482	(23,705)	(23,705)
Treasury stock issued under stock purchase plans	—	—	—	—	(243)	—	—	(95)	4,014	3,771
Effect of SFAS No. 158	—	—	—	—	—	—	(68)	—	—	(68)

BALANCE, June 30, 2009	—	$—	39,091	$3,909	$379,783	$699,567	$(3,248)	9,118	$(86,683)	$993,328

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Fiscal year ended June 30,
	2009	2008	2007
Net income	$95,480	$83,323	$78,532
Change in foreign currency translation adjustment	(9,616)	(465)	4,333
Effect of changes in actuarial assumptions and recognition of prior service cost under Statement of Financial Accounting Standards No. 158	(68)	(22)	(734)
Change in fair value of interest rate swap agreements	(332)	(1,350)	(834)

Comprehensive income	$85,464	$81,486	$81,297

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Business Activities

CACI International Inc, along with its wholly-owned subsidiaries and joint ventures that are more than 50 percent owned or otherwise controlled by it (collectively, the Company), is an international information systems, high technology services, and professional services corporation. It delivers professional services and information technology solutions to its clients, primarily the U.S. government. Other customers include agencies of foreign governments, state and local governments, and commercial enterprises.

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

The Company’s U.S. government contracts (96.0 percent of total revenue in the year ended June 30, 2009) are subject to subsequent government audit of direct and indirect costs. Incurred cost audits have been completed through June 30, 2004. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.

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

Investments in Marketable Securities

From time to time, the Company invests in marketable securities that are classified as available-for-sale using the accounting guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115), and are reported at fair value. Unrealized gains and losses as a result of changes in the fair value of the available-for-sale investments are recorded as a separate component within accumulated other comprehensive income in the accompanying consolidated balance sheets. For securities classified as trading securities, unrealized gains and losses are reported in the consolidated statement of operations and impact net earnings.

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

SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at least annually or if impairment indicators are present. The evaluation includes comparing the fair value of the relevant reporting unit to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is impaired. Impairment is measured by comparing the derived fair value of the goodwill to its carrying value.

The Company performs its annual testing for impairment of goodwill and other intangible assets as of June 30 of each year. Based on testing performed as of June 30, 2009, there were no indications of impairment.

Long-Lived Assets (Excluding Goodwill)

The Company follows the provisions of SFAS No. 144 in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes that the carrying values of its long-lived assets as of June 30, 2009 and 2008 are fully realizable.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Supplemental Retirement Savings Plan

The Company maintains the CACI International Inc Group Executive Retirement Plan (the Supplemental Savings Plan). The Supplemental Savings Plan is a non-qualified defined contribution supplemental retirement savings plan for certain key employees whereby participants may elect to defer and contribute a portion of their compensation, as permitted by the plan. The Company accounts for its Supplemental Savings Plan assets in accordance with EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Accounts are Held in a Rabbi Trust and Invested (EITF 97-14), and maintains the underlying assets in a Rabbi Trust. The participants can direct their investments in the Supplemental Savings Plan (see note 20).

A Rabbi Trust is a grantor trust established to fund compensation for a select group of management. The assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. The assets held by the Rabbi Trust are invested in both corporate owned life insurance (COLI) products and in non-COLI products. The COLI products are recorded at cash surrender value in the consolidated financial statements as supplemental retirement savings plan assets and the non-COLI products are recorded at fair value in the consolidated financial statements as supplemental retirement savings plan assets. The amounts due to participants are recorded at fair value as supplemental retirement savings plan obligations.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs of Acquisitions

Through June 30, 2009, costs incurred by legal, financial and other professional advisors that are directly related to successful acquisitions are capitalized as a cost of the acquisition, while costs incurred by the Company for unsuccessful or terminated acquisition opportunities are expensed when the Company determines that the opportunity will no longer be pursued.

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

Earnings Per Share

Basic and diluted earnings per share are presented in conformity with SFAS No. 128, Earnings Per Share (SFAS No. 128). Basic earnings per share is computed using the sum of the weighted-average number of shares of common stock outstanding during the period and shares issued during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share is computed in a manner similar to that used for basic earnings per share after giving effect to the dilutive effects of the exercise of stock settled stock appreciation rights and stock options and the vesting of restricted stock and restricted stock units. When applicable, diluted earnings per share will reflect the dilutive effects of shares issuable under the $300.0 million of 2.125 percent convertible senior subordinated notes that were issued May 16, 2007 and mature on May 1, 2014 (the Notes), and warrants to issue 5.5 million shares of CACI common stock at an exercise price of $68.31 per share that were issued in May 2007. In addition, diluted earnings per share will reflect the dilutive effects of restricted stock units with performance conditions in the reporting period in which the performance metric is achieved. Information about the weighted-average number of basic and diluted shares is presented in note 23.

Derivative Instrument and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended. Derivatives are recognized as either assets or liabilities in the consolidated balance sheets, and gains and losses are recognized based on changes in the fair values. Gains and losses on derivatives designated as a hedge, or deemed to be an effective hedge, are deferred in accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets, and then recognized upon contract completion. Gains and losses on derivatives that are not designated as a hedge, or that are not intended to be an effective hedge, are recognized upon the changes in fair values and are recorded in the accompanying consolidated statements of operations. The classification of gains and losses resulting from the changes in fair values is dependent on the intended use of the derivative and

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its resulting designation. The Company uses the change in variable cash flow method to measure the effectiveness of its hedges. The Company classifies the cash flows associated with its derivative instruments in the same category as the cash flows for the debt being hedged.

From time to time, the Company will enter into interest rate hedging agreements to manage exposure to fluctuations in rates on its variable rate debt. These agreements effectively allow the Company to exchange variable rate debt for fixed rate debt, or to place an upper limit on variable rate debt through the use of an interest rate cap. The Company enters into such derivative instrument agreements only to hedge cash flows. The Company does not hold or issue such financial instruments for trading purposes, nor is it a party to leveraged derivatives. As of June 30, 2009, the Company was party to two interest rate swap agreements and one interest rate cap agreement (see note 13).

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.

The fair value of the Company’s long-term debt under its bank credit facilities is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The fair value of this long-term debt approximates its carrying value at June 30, 2009. The fair value of the Notes is based on quoted market prices. The fair value of the Company’s interest rate swaps is based on current market pricing models. See note 13.

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

Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, and gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income, net of tax, consist of foreign currency translation adjustments, the changes in the fair value of interest rate swap agreements, and differences between actual amounts and estimates based on actuarial assumptions and the effect of changes in actuarial assumptions made under the Company’s post-retirement benefit plans (see note 15).

As of June 30, 2009 and 2008, accumulated other comprehensive (loss) income included a loss of $1.4 million and a gain of $8.2 million, respectively, related to foreign currency translation adjustments. Accumulated other comprehensive loss as of June 30, 2009 also included $1.0 million of losses related to the fair value of the interest rate swaps and $0.8 million related to unrecognized post-retirement medical plan costs.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. The significant management estimates include estimated costs to complete fixed-price contracts, estimated award fees for contracts accounted for under SOP 81-1, amortization periods for long-lived intangible assets, recoverability of long-lived assets, reserves for accounts receivable, reserves for contract related matters, fair values of options granted and loss contingencies. Actual results could differ from these estimates.

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

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FIN No. 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN No. 48 was effective for CACI July 1, 2007, and its adoption did not have a material impact on the Company’s result of operations or financial position. See note 19.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles, clarifies the definition of fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 was effective for the Company on July 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. See note 22.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Post-Retirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), (SFAS No. 158), which requires companies to recognize in their balance sheets any under- or over-funded status of defined benefit post-retirement plans and applies to the post-retirement medical benefits offered to certain current and former executives, and to the supplemental retirement plan covering the Company’s current chief executive officer. The Company adopted the provisions of SFAS No. 158 effective June 30, 2007 by recording $1.2 million of unrecognized prior service costs and net losses as accrued benefits. This additional liability, which was $1.3 million as of June 30, 2009, is recorded in other long-term liabilities in the accompanying consolidated balance sheet. The offset, net of income tax effects, is recorded as a reduction to accumulated other comprehensive income (loss) within stockholders’ equity.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. The fair value option generally may be applied instrument by instrument, is irrevocable, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 was effective for the Company on July 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position as the Company made no fair value elections.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in connection with a business combination; recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase; and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company for business combinations for which the acquisition date is on or after July 1, 2009. The Company does not expect the adoption of SFAS No. 141R to have a material impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 applies to all companies that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for the Company on July, 1, 2009. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its results of operations or financial position.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (SFAS No. 161), which requires expanded disclosures about derivative and hedging activities. This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008, with earlier adoption encouraged. The Company has included additional disclosure required by SFAS No. 161 in note 13.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for the Company on July 1, 2009. The Company does not expect the adoption of FSP No. 142-3 to have a material effect on its results of operations or financial position.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-1). This new standard will

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

require the Company to separately account for the liability and equity (conversion option) components of the Notes and to recognize interest expense on the Notes using an interest rate in effect for comparable debt instruments that do not contain conversion features. The interest rate to be used under the new standard of 6.9 percent is significantly higher than the rate which is currently used, which is equal to the coupon rate of 2.125 percent. FSP 14-1 is effective for the Company on July 1, 2009 and will require retrospective application to the date the Notes were issued. Had this new standard been effective for the fiscal year ended June 30, 2009, the Company’s interest expense would have increased by $9.5 million, and its diluted earnings per share would have decreased by $0.19 per share. FSP 14-1 will have no direct effect on the Company’s cash flow.

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

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (FSP 132(R)-1). This new standard requires detailed disclosures about investment strategies, fair value measurements and concentrations of risk regarding plan assets of a company’s defined benefit plan or other postretirement plan. FSP 132(R)-1 is effective for the Company’s fiscal year ending June 30, 2010. The Company does not expect FSP 132(R)-1 to have a significant impact on the disclosures about its retirement benefits.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, which provides new disclosure requirements for the fair value of financial instruments in interim periods when the fair values are practicable to estimate. This new standard is effective for interim and annual periods ending after June 15, 2009. This new standard, adopted by the Company effective June 30, 2009, did not materially change the Company’s disclosures of fair value.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165), effective for financial periods ending after June 15, 2009. SFAS No. 165 established principles and requirements for subsequent events, including the period after the balance sheet date during which management of a reporting entity shall evaluate events for potential disclosure in the financial statements, the circumstances that warrant disclosure, and the specific disclosure requirements for transactions that occur after the balance sheet date. The Company adopted SFAS No. 165 as of June 30, 2009. The implementation of SFAS No. 165 did not have a material effect on the Company’s results of operations and financial position. The Company evaluated all events and transactions that occurred after June 30, 2009 and through August 26, 2009. During this period the Company did not have any subsequent events requiring recognition under this standard.

In June 2009, the FASB issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 amends FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), regarding when and how to determine, or re-determine, whether an entity is a variable interest entity. In addition, SFAS No. 167 replaces FIN 46R’s quantitative approach for determining who has a controlling financial interest in a variable interest entity with a qualitative approach. Furthermore, SFAS No. 167 requires

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ongoing assessments of whether an entity is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for the Company beginning July 1, 2010. The Company is currently evaluating the impact that SFAS No. 167 may have on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS No. 168), which defines authoritative generally accepted accounting principles (GAAP) for nongovernmental entities to be comprised only of the FASB Accounting Standards Codification™ (the Codification) and, for SEC registrants, guidance issued by the SEC. SFAS No. 168 states that, effective July 1, 2009, the Codification became the authoritative source of U.S. GAAP and superseded all then existing non-SEC accounting and reporting standards. SFAS No. 168 is effective for the Company on July 1, 2009. The Company will change the referencing conventions of GAAP in its financial standards for the three-month period ending September 30, 2009. The adoption of this standard will have no impact on the Company’s results of operations or financial position.

NOTE 4. ACQUISITIONS

Year Ended June 30, 2009

During the year ended June 30, 2009, the Company completed acquisitions of three businesses in the United Kingdom. The total consideration paid for these three businesses, including transaction costs, was approximately $28.3 million, using exchange rates in effect on the date of each acquisition. The Company has recognized estimated fair values of the assets acquired and liabilities assumed and has preliminarily allocated $21.8 million to goodwill; $4.2 million to other intangible assets, primarily computer software and customer relationships; and $2.3 million to net tangible assets. These fair values represent management’s estimates of the fair values as of the acquisition dates and are based on initial analysis of supporting information. The Company is in the process of completing its detailed valuation of the assets acquired and liabilities assumed. The final results of the valuations may differ from management’s estimate currently recorded, and the balances will be adjusted to reflect final results. Management, however, does not expect that any such adjustments will have a material effect on the Company’s financial position or results of operations.

In connection with two of the acquisitions, the Company may be required to pay additional consideration of up to a total of approximately $5.0 million, based upon events to occur subsequent to the acquisition date. Such additional consideration, if any, will be recorded as additional purchase price at such time as it is earned.

During the year ended June 30, 2009, the three acquired businesses generated $3.3 million of revenue from the dates of acquisition through the Company’s year end.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined initial purchase consideration to acquire AIS and DDC was approximately $241 million, of which $13.3 million was originally deposited into escrow accounts (the Indemnification Escrow Accounts) pending final determination of the net worth of the assets acquired and to secure the sellers’ indemnification obligations and $2.4 million was deposited into a separate earn-out escrow account (the Earn-out Escrow Account) to be paid to the former DDC shareholders upon receipt of extension of certain contracts or achievement of a specified gross margin, as defined in the purchase agreement and schedules thereto. Subsequent to the date of acquisition, the Company and the seller of Athena Holding Corp. agreed on the net worth of the assets acquired and as a result, the Company paid an additional $2.9 million of purchase consideration. The Company and the DDC shareholders have also agreed on the net worth of the assets acquired in that acquisition and as a result, the Company paid an additional $0.3 million of purchase consideration. In addition, the Company paid the entire $2.4 million in the Earn-out Escrow Account to the former DDC shareholders based upon contract extensions received since the date of acquisition. During the year ended June 30, 2009, the Company and the former shareholders of DDC agreed to retain $0.3 million of the DDC Indemnification Escrow Account pending resolution of a pre-acquisition matter and all other amounts in both Indemnification Escrow Accounts were distributed.

The combined purchase consideration for the three U.K. acquisitions was approximately $16.0 million.

Year Ended June 30, 2007

During the year ended June 30, 2007, the Company completed acquisitions of two businesses, both in the U.S., as follows:

•

On May 31, 2007, 100 percent of the common stock of Institute for Quality Management, Inc. (IQM) a company providing management consulting and operational support services to the intelligence community and homeland security markets; and

•

On June 29, 2007, 100 percent of the common stock of The Wexford Group International, Inc. (WGI) a company providing management and technical consulting services in the areas of acquisition management, strategic communications, the application of technology to improve operations, and the enhancement of an enterprise’s management, organization, and performance. Major clients include Departments of the Army, Navy, and Air Force as well as Department of Information Systems Agency (DISA) and the Deployment Health Support Directorate.

The total consideration paid for these two businesses, including transaction costs and the assumption of $4.1 million of debt, was $160.5 million. Of the total consideration, $17.0 million was paid into separate escrow accounts, to secure satisfaction of the sellers’ representations and warranties as provided for in the acquisition agreements. At the expiration of the representation and warranty period of two years in the case of each acquisition, the remaining escrowed funds were remitted to the respective selling shareholders.

NOTE 5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (cost approximates fair value) (in thousands):

	June 30,
	2009	2008
Money market funds	$206,374	$115,131
Cash	2,114	5,265

Total cash and cash equivalents	$208,488	$120,396

As of June 30, 2009, $74.6 million of the money market funds balance consisted of investments guaranteed by the U.S. government under the Treasury Temporary Guarantee Program for Money Market Funds. This program expires on September 18, 2009.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6. ACCOUNTS RECEIVABLE

Total accounts receivable, net of allowance for doubtful accounts of approximately $3.5 million and $3.9 million at June 30, 2009 and 2008, respectively, consisted of the following (in thousands):

	June 30,
	2009	2008
Billed receivables	$384,421	$349,167
Billable receivables at end of period	71,341	59,240
Unbilled receivables pending receipt of contractual documents authorizing billing	21,263	33,325

Total accounts receivable, current	477,025	441,732
Unbilled receivables, retainages and fee withholdings expected to be billed beyond the next 12 months	8,677	8,782

Total accounts receivable	$485,702	$450,514

NOTE 7. GOODWILL

For the year ended June 30, 2009, goodwill increased as a result of the acquisitions of three companies in the U.K. (note 4). Many of the acquisitions completed by the Company are structured in a manner whereby goodwill is deductible for income tax purposes. As of June 30, 2009, the Company had $566.4 million of goodwill which is deductible for income tax purposes.

NOTE 8. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30,
	2009	2008
Customer contracts and related customer relationships	$233,531	$229,649
Covenants not to compete	2,409	2,505
Other	851	753

Intangible assets	236,791	232,907
Less accumulated amortization	(138,962)	(106,879)

Total intangible assets, net	$97,829	$126,028

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all intangible assets as of June 30, 2009 is 8.2 years, and the weighted-average remaining period of amortization is 5.6 years.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for the years ended June 30, 2009, 2008 and 2007 was $32.1 million, $31.8 million, and $25.7 million, respectively. Expected amortization expense for each of the fiscal years through June 30, 2014 and for periods thereafter is as follows (in thousands):

Amount
Year ending June 30, 2010	$30,033
Year ending June 30, 2011	24,924
Year ending June 30, 2012	15,954
Year ending June 30, 2013	10,726
Year ending June 30, 2014	7,895
Thereafter	8,297

Total intangible assets, net	$97,829

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,
	2009	2008
Equipment and furniture	$56,120	$53,411
Leasehold improvements	36,980	30,193
Building and land	—	479

Property and equipment, at cost	93,100	84,083
Less accumulated depreciation and amortization	(62,177)	(58,722)

Total property and equipment, net	$30,923	$25,361

Depreciation expense, including amortization of leasehold improvements, was $11.1 million, $11.5 million and $11.2 million for the years ended June 30, 2009, 2008 and 2007, respectively.

On March 3, 2009, the Company sold its interest in a building and land it owned in Dayton, Ohio.

NOTE 10. CAPITALIZED EXTERNAL SOFTWARE DEVELOPMENT COSTS

A summary of changes in external capitalized software development costs, including costs capitalized and amortized during each of the years in the three-year period ended June 30, 2009, is as follows (in thousands):

	Year Ended June 30,
	2009	2008	2007
Capitalized software development costs, beginning of year	$5,165	$9,452	$8,296
Costs capitalized	171	—	3,377
Amortization	(3,335)	(4,287)	(2,221)

Capitalized software development costs, end of year	$2,001	$5,165	$9,452

Capitalized software development costs are presented within other long-term assets in the accompanying consolidated balance sheets.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following (in thousands):

	June 30,
	2009	2008
Accrued salaries and withholdings	$77,242	$69,325
Accrued leave	50,260	46,060
Accrued fringe benefits	10,341	11,264

Total accrued compensation and benefits	$137,843	$126,649

NOTE 12. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following (in thousands):

	June 30,
	2009	2008
Vendor obligations	$48,988	$54,098
Deferred revenue	17,439	16,587
Income taxes payable	9,019	5,992
Accrued sales and property taxes	2,378	2,989
Accrued interest	1,463	1,949
Other	4,010	4,282

Total other accrued expenses and current liabilities	$83,297	$85,897

NOTE 13. LONG TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,
	2009	2008
Bank credit facility – term loans	$331,625	$335,125
Convertible notes payable	300,000	300,000
U.K. notes payable	5,336	6,451
Bank credit facility – revolver	628	—
Mortgage note payable	—	647
JV bank credit facility	—	400

Total long-term debt	$637,589	$642,623
Less current portion	(9,464)	(3,549)

Long-term debt, net of current portion	$628,125	$639,074

Bank Credit Facility

The Company has a $590.0 million credit facility (the Credit Facility), consisting of a $240.0 million revolving credit facility (the Revolving Facility) and a $350.0 million term loan (the Term Loan). The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Revolving Facility is a seven-year, secured facility that permits continuously renewable borrowings of up to $240.0 million, with an expiration date of May 3, 2011, and annual sub-limits on amounts borrowed for acquisitions. The Revolving Facility contains an accordion feature under which the Revolving Facility may be expanded to $450.0 million with applicable lender approvals. The Revolving Facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the Revolving Facility, based on its leverage ratio, as defined in the Credit Facility. Any outstanding balances under the Revolving Facility are due in full May 3, 2011. As of June 30, 2009, the Company had $0.6 million outstanding under the Revolving Facility and no outstanding letters of credit. Accordingly, $239.4 million was available for borrowing under the Revolving Facility as of that date.

The Term Loan is a seven-year secured facility under which principal payments are due in quarterly installments of $0.9 million at the end of each fiscal quarter through March 2011, and the balance is due in full on May 3, 2011. Subsequent to June 30, 2009, the Company made a $50.0 million prepayment on the Term Loan. See note 26.

Borrowings under both the Revolving Facility and the Term Loan bear interest at rates based on the London Inter-Bank Offered Rate (LIBOR) or the higher of the prime rate or the federal funds rate plus 0.5 percent, as elected by the Company, in each case plus applicable margins based on the Company’s total leverage ratio as determined quarterly. As of June 30, 2009, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 3.8 percent.

The Credit Facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, a maximum total leverage ratio, and a maximum senior leverage ratio. Substantially all of the Company’s assets serve as collateral under the Credit Facility. As of June 30, 2009, the Company was in compliance with all of the financial covenants of the Credit Facility.

The Company capitalized $8.2 million of debt issuance costs in May 2004 associated with the origination of the Credit Facility and an additional $0.5 million of financing costs to amend the Credit Facility in May 2005 by re-pricing downward the margins that are applied to the interest rate options. In August 2008, the Company capitalized $1.3 million in additional financing costs to amend the Credit Facility to (1) increase the Revolving Facility to $240.0 million from $200.0 million, (2) increase the accordion feature to allow for expansion of the Revolving Facility to $450.0 million from a total expansion potential of $300.0 million, (3) extend the expiration date of the Revolving Facility to May 3, 2011 from May 3, 2009, and (4) provide the Company with additional flexibility with respect to certain of its covenants under the Credit Facility. In May 2009, the Company capitalized $0.3 million in additional financing costs to amend the Credit Facility to facilitate the funding of foreign acquisitions, by introducing a foreign investment basket of up to $55.0 million that will enable CACI and its United States subsidiaries to invest in CACI’s foreign subsidiaries for the purpose of paying the purchase price of permitted acquisitions under the Credit Facility. Other key terms of the Credit Facility were not changed with this amendment. All debt financing costs are being amortized from the date incurred to the expiration date of the Credit Facility. The unamortized balance of $2.6 million at June 30, 2009 is included in other long-term assets.

Cash Flow Hedges

In December 2007, the Company entered into two interest rate swap agreements (the 2007 Swap) under which it exchanged floating-rate interest payments for fixed-rate interest payments on a notional amount of debt totaling $100.0 million. The agreements provide for swap payments over a twenty-four month period beginning in December 2007 and are settled on a quarterly basis. The weighted-average fixed interest rate provided by the agreements is 4.04 percent.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2008, the Company entered into an interest rate cap agreement under which the floating-rate interest payments on a notional amount of debt of $68.0 million are capped at 7 percent (the 2008 Cap). The 2008 Cap became effective June 11, 2008 for a period of two years and provides for quarterly settlements, when applicable.

The Company accounts for its interest rate swap and cap agreements under the provisions of SFAS No. 133 and has determined that its swap and cap agreements qualify as effective hedges. Accordingly, the fair value of the 2007 Swap, which is a liability of $1.7 million as of June 30, 2009, has been reported in other accrued expenses and current liabilities with an offset, net of an income tax effect, included in accumulated other comprehensive (loss) income in the accompanying consolidated balance sheet. The decrease in fair value of the 2007 Swap of $0.5 million, net of an income tax effect of $0.2 million, is reported as other comprehensive loss in the accompanying consolidated statement of comprehensive income for the year ended June 30, 2009. The fair value of the 2008 Cap as of June 30, 2009 and the changes thereof during the fiscal year are insignificant. The amounts paid and received on the 2007 Swap and the 2008 Cap are recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred.

The Company uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations. The Company does not hold or issue derivative financial instruments for trading purposes. The Company does not consider its risk of loss in the event of nonperformance by any counterparty under derivative financial instrument agreements to be significant. Although the derivative financial instruments expose the Company to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched exposures.

In accordance with SFAS No. 133, all derivative instruments are required to be recorded in the consolidated balance sheets as assets or liabilities, measured at estimated fair value. Fair value estimates are based on relevant market information, including market rates. For a derivative designated as a cash-flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (loss) and is recognized in earnings when the hedged item affects earnings when applicable.

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive income (loss) for the years ended June 30, 2009, 2008 and 2007 is as follows (in millions):

	Derivatives in SFAS No. 133 cash flow hedging relationships
	Interest Rate Swaps
	2009	2008	2007
Loss recognized in other comprehensive income (loss) (effective portion)	$(332)	$(1,350)	$(834)

(Loss) gain reclassified to earnings from accumulated other comprehensive income (loss) (effective portion)	$(1,795)	$710	$1,117
Gain recognized in earnings (ineffective portion)	—	—	—

	$(1,795)	$710	$1,117

As of June 30, 2009, the Company estimates the amount of unrecognized losses on cash flow hedges to be reclassified to earnings during the next 12 months is approximately $1.7 million.

The fair values and the classification of derivatives within the consolidated balance sheets are disclosed in note 22.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of June 30, 2009, none of the conditions permitting conversion of the Notes had been satisfied.

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

The fair value of the Notes as of June 30, 2009 was $283.2 million based on quoted market values.

The contingently issuable shares are not included in CACI’s diluted share count for the fiscal years ended June 30, 2009 and 2008, because CACI’s average stock price during those periods was below the conversion price. Debt issuance costs of $7.8 million are being amortized to interest expense over seven years. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

U.K. Notes Payable

On April 2, 2008, in connection with its May 2006 acquisition of Sophron Partners Limited, CACI Limited issued loan notes totaling 3.2 million pounds sterling for earn-out consideration that is no longer contingent. These notes mature on June 30, 2010 and the note holders can redeem up to 50 percent of the outstanding balance between January 1, 2010 and April 5, 2010, or up to 100 percent of the outstanding balance between April 6, 2010 and June 30, 2010. The notes bear interest at 6.25 percent from July 1, 2009 until redeemed.

Mortgage Note Payable

On March 3, 2009 the Company sold its interest in real property located in Dayton, Ohio and paid $0.6 million due under the mortgage note payable secured by the property.

JV Bank Credit Facility

In connection with its investment in eVenture Technologies, LLC (eVentures), a joint venture between the Company and ActioNet, Inc. (see note 17), eVentures entered into a $1.5 million revolving credit facility (the JV Facility). The JV Facility is a four-year, guaranteed facility that permits continuously renewable borrowings of up to $1.5 million with an expiration date of the earliest of September 14, 2011; the date of any restatement, refinancing, or replacement of the Credit Facility without the lender acting as the sole and exclusive administrative agent; or termination of the Credit Facility. Borrowings under the JV Facility bear interest at the lender’s prime rate plus 1.0 percent. eVentures pays a fee of 0.25 percent on the unused portion of the JV Facility. As of June 30, 2009 eVentures had no borrowings outstanding under the JV Facility.

The aggregate maturities of long-term debt at June 30, 2009 are as follows (in thousands):

Year ending June 30,
2010	$9,464
2011	328,125
2012	—
2013	—
2014	300,000

Total long-term debt	$637,589

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. LEASES

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire over the next 13 years. Future minimum lease payments due under non-cancelable leases as of June 30, 2009, are as follows (in thousands):

Year ending June 30:
2010	$37,283
2011	32,846
2012	27,272
2013	23,695
2014	21,799
Thereafter	92,808

Total minimum lease payments	$235,703

The minimum lease payments above are shown net of sublease rental income of $0.4 million scheduled to be received over the next 3 years under non-cancelable sublease agreements.

Rent expense incurred under operating leases for the years ended June 30, 2009, 2008, and 2007 totaled $40.2 million, $39.2 million, and $37.0 million, respectively.

NOTE 15. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2009	2008
Deferred rent, net of current portion	$8,058	$4,372
Deferred income taxes	7,019	963
FIN 48 reserves	4,588	3,907
Accrued post-retirement obligations	3,047	2,612
Deferred acquisition consideration	2,730	—
Minority interest in eVentures	1,875	994
Other	502	836

Total other long-term liabilities	$27,819	$13,684

Deferred rent liabilities result from recording rent expense on a straight-line basis over the life of the respective lease and recording incentives for tenant improvements in accordance with SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. The increase of $3.7 million as of June 30, 2009 as compared to June 30, 2008 was primarily for incentives for tenant improvements on two new leases.

Accrued post-retirement obligations include projected liabilities for benefits the Company is obligated to provide under a long-term care, a group health, and an executive life insurance plan, each of which is unfunded. Plan benefits are provided to certain current and former executives, their dependents and other eligible employees, as defined. The post-retirement obligations also include accrued benefits under a supplemental retirement benefit plan covering the Company’s chief executive officer. This plan became effective in August

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 and replaced the retirement benefits that were forfeited to a former employer. The costs under this plan were approximately $0.2 million during the year ended June 30, 2009.

The deferred acquisition consideration of $2.7 million at June 30, 2009 is related to amounts retained by the Company to secure the Seller’s indemnification obligation associated with one of the U.K. acquisitions made in the year ended June 30, 2009.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Domestic Operations	International Operations	Total
	(in thousands)
Year Ended June 30, 2009
Revenue from external customers	$2,650,769	$79,393	$2,730,162
Net income	90,554	4,926	95,480
Net assets	935,405	57,923	993,328
Goodwill	1,031,980	51,770	1,083,750
Total long-term assets	1,216,339	66,303	1,282,642
Total assets	1,909,072	98,402	2,007,474
Capital expenditures	11,692	677	12,369
Depreciation and amortization	44,788	1,804	46,592

Year Ended June 30, 2008
Revenue from external customers	$2,327,730	$92,807	$2,420,537
Net income	76,923	6,400	83,323
Net assets	855,373	62,512	917,885
Goodwill	1,032,214	35,258	1,067,472
Total long-term assets	1,252,253	47,575	1,299,828
Total assets	1,802,603	100,050	1,902,653
Capital expenditures	12,263	1,326	13,589
Depreciation and amortization	44,952	2,565	47,517

Year Ended June 30, 2007
Revenue from external customers	$1,857,450	$80,522	$1,937,972
Net income	74,047	4,485	78,532
Net assets	757,764	56,083	813,847
Goodwill	830,931	17,889	848,820
Total long-term assets	1,055,097	27,847	1,082,944
Total assets	1,706,793	85,154	1,791,947
Capital expenditures	6,651	1,247	7,898
Depreciation and amortization	36,996	2,087	39,083

Interest income and interest expense are not presented above as the amounts attributable to the Company’s international operations are insignificant.

Customer Information

The Company earned approximately 95 percent of its revenue from various agencies and departments of the U.S. government for each of the years ended June 30, 2009, 2008 and 2007. Revenue by customer sector was as follows (dollars in thousands):

	Year Ended June 30,
	2009	%	2008	%	2007	%
Department of Defense	$2,078,338	76.1%	$1,807,546	74.7%	$1,393,735	71.9%
Federal civilian agencies	542,090	19.9	491,275	20.3	431,752	22.3
Commercial and other	88,228	3.2	101,839	4.2	91,946	4.7
State and local governments	21,506	0.8	19,877	0.8	20,539	1.1

Total revenue	$2,730,162	100.0%	$2,420,537	100.0%	$1,937,972	100.0%

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Revenue and net assets are attributed to geographic areas based on the location of the reportable segment’s management and are disclosed above.

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

Subcontract Purchase Commitment

The Company has entered into a subcontract agreement with a vendor to purchase a number of directional finding units to be ordered in connection with the performance of one of the Company’s contracts. The subcontract provides for unit price decreases as the number of units purchased under the subcontract increases. As of June 30, 2009, the Company had purchased a sufficient number of units over the subcontract term to allow it to realize the lowest unit cost available.

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the DCAA. The DCAA is currently in the process of auditing the Company’s incurred cost submissions for the years ended June 30, 2005 and June 30, 2006. In the opinion of management, audit adjustments that may result from audits not yet completed or started are not expected to have a material effect on the Company’s

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

In April 2007, the DCAA conducted a contract review and questioned certain costs on a contract in which the Company is a subcontractor. The Company believes that all costs allocated to this contract were appropriately allocated, but has accrued its current best estimate of the potential outcome within its estimated range of zero to $3.4 million.

Claim Associated with Prior Acquisition

In connection with an acquisition of assets accounted for as a purchase business combination completed several years ago, the Company was notified by the seller of a $1.5 million close-out liability assessed by the Defense Contract Management Agency arising from a contract that expired approximately three years prior to the completion of the asset purchase. The seller claims that the Company is responsible for this contract close-out liability. The Company disagrees with the seller’s claim. Pursuant to the terms of the asset purchase agreement, the seller has the right to seek arbitration of this issue. If the seller files for arbitration, the Company will vigorously defend the claim. The Company has accrued its best estimate of the potential outcome.

NOTE 19. INCOME TAXES

The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

	Year ended June 30,
	2009	2008	2007
Domestic	$154,409	$127,853	$118,261
Foreign	7,382	9,778	7,007

Income before income taxes	$161,791	$137,631	$125,268

The components of income tax expense are as follows (in thousands):

	Year ended June 30,
	2009	2008	2007
Current:
Federal	$41,884	$39,309	$33,786
State and local	8,404	5,705	8,477
Foreign	2,660	3,207	2,411

Total current	52,948	48,221	44,674

Deferred:
Federal	11,381	5,421	2,056
State and local	2,287	989	100
Foreign	(305)	(323)	(94)

Total deferred	13,363	6,087	2,062

Total income tax expense	$66,311	$54,308	$46,736

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense differs from the amounts computed by applying the statutory U.S. income tax rate of 35 percent as a result of the following (in thousands):

	Year ended June 30,
	2009	2008	2007
Expected tax expense computed at federal rate	$56,627	$48,171	$43,844
Nondeductible (nonincludable) items	4,227	2,237	(2,091)
State and local taxes, net of federal benefit	6,886	4,350	6,192
Incremental effect of foreign tax rates	(513)	(538)	(135)
Research and development activity credit	(423)	(160)	(1,030)
Other	(493)	248	(44)

Total income tax expense	$66,311	$54,308	$46,736

The tax effects of temporary differences that give rise to deferred taxes are presented below (in thousands):

	June 30,
	2009	2008
Deferred tax assets:
Original issue discount related to the Notes	$24,144	$28,553
Reserves and accruals	22,519	20,543
Stock-based compensation	22,188	18,847
Deferred compensation and post-retirement obligations	18,190	18,289
Depreciation	5,519	4,815
Deferred rent	1,191	2,591
Net operating loss carryforward	431	3,168
Other	676	507

Total deferred tax assets	94,858	97,313

Deferred tax liabilities:
Goodwill and other intangible assets	(76,052)	(64,036)
Prepaid expenses	(3,823)	(3,399)
Unbilled revenue	(2,808)	(2,835)
Capitalized software	(719)	(2,009)
Other	(284)	(475)

Total deferred tax liabilities	(83,686)	(72,754)

Net deferred tax asset	$11,172	$24,559

During the years ended June 30, 2009 and 2008, the Company’s income tax expense was impacted by non-deductible losses on corporate-owned life insurance policies. During the years ended June 30, 2009 and 2008, the Company recorded $0.4 million and $0.2 million of research and development credits, respectively, in accordance with Internal Revenue Code (IRC) Section 41. Included in the amount recognized in the year ended June 30, 2009 was $0.2 million of research and development credits attributable to the period January 1, 2008 through June 30, 2008 that were not reflected in the results for that period due to the expiration of IRC Section 41 as of December 31, 2007. In December 2008, IRC Section 174 was extended retroactively to January 1, 2008.

In connection with the issuance of the Notes, original issue discount (OID) was created for income tax purposes. Over the term of the Notes, this OID will generate additional interest expense for income tax reporting purposes (see note 13).

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. income taxes have not been provided for with respect to undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. As of June 30, 2009, the deferred liability associated with these undistributed earnings is $3.7 million.

As of June 30, 2009, the Company had a net operating loss carryforward for federal income tax purposes of $1.1 million, which expires in 2020. The net operating loss carryforward is expected to be fully utilized in fiscal year 2010. The net operating loss carryforward was acquired in connection with the Company’s acquisition of National Security Research, Inc. in October 2005, and is subject to the ownership change limitations under IRC Section 382.

Effective July 1, 2007, the Company adopted the provisions of FIN No. 48. The total liability for unrecognized tax benefits as of June 30, 2009 and June 30, 2008 was $11.9 million and $4.6 million, respectively. The Company believes that the total amount of unrecognized tax benefits, if recognized, would not have a material effect on its effective tax rate. A reconciliation of the beginning and ending amount of unrecognized benefits is shown in the table below (in thousands):

	June 30,
	2009	2008
Beginning of Year	$4,612	$2,891
Additions based on current year tax positions	7,333	1,956
Reductions based on current year tax positions	—	—
Additions based on prior year tax positions	—	—
Reductions based on prior year tax positions	—	—
Lapse of statute of limitations	—	—
Settlements with taxing authorities	—	(235)

End of Year	$11,945	$4,612

The majority of the $7.3 million addition to the balance of unrecognized benefits disclosed above relates to a deduction claimed by the Company associated with certain stock sales by an officer of the Company. The offset was recorded as a reduction in additional paid-in capital.

The Company recognizes net interest and penalties as a component of income tax expense, the amounts of which for the years ended June 30, 2009 and 2008 were not material. Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at June 30, 2009. As of June 30, 2009 $4.6 million and $6.7 million of the unrecognized tax benefits are included in other long-term liabilities and as an offset to other long-term assets, respectively, with the remainder included in other balance sheets accounts.

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. The Internal Revenue Service (IRS) has examined the Company’s consolidated federal income tax returns through the year ended June 30, 2004. The Company is currently under income tax examination by the IRS for the years ended June 30, 2005 through 2007 and earlier years in connection with amended returns and carry back claims filed by the Company. In addition, the Company is under income tax examination by four state jurisdictions and one foreign jurisdiction for years ended June 30, 2004 through June 30, 2006. The Company does not expect the resolution of these audits to have a material impact on its results of operations, financial condition, or cash flows.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20. RETIREMENT SAVINGS PLANS

401(k) Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, the CACI $MART Plan (the 401(k) Plan). Employees can contribute up to 75 percent (subject to certain statutory limitations) of their total cash compensation. The Company provides matching contributions equal to 50 percent of the amount of salary deferral employees elect, up to 6 percent of each employee’s total calendar year cash compensation, as defined. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. Employee contributions vest immediately. Employer contributions vest in full after three years of employment. Total Company contributions to the 401(k) Plan for the years ended June 30, 2009, 2008, and 2007 were $21.0 million, $18.6 million, and $16.3 million, respectively.

U.K. Pension Plan

CACI Limited maintains a defined contribution Group Person Pension Plan in the U.K. Under CACI Limited’s flexible benefits plan, employees can elect the amount of pension contributions that they wish to make out of their flexible benefit entitlements subject to certain U.K. tax limits. The contributions are deemed to be company contributions and vest immediately. Employees may also elect to make personal contributions into the plan. CACI Limited’s contributions to this plan and its predecessor plans for the years ended June 30, 2009, 2008, and 2007 were $1.3 million, $1.5 million, and $1.3 million, respectively.

Supplemental Retirement Savings Plan

The Company administers the CACI International Inc Group Executive Retirement Plan (the Supplemental Savings Plan) through which, on a calendar year basis, officers at the vice president level and above can elect to defer for contribution to the Supplemental Savings Plan up to 50 percent of their base compensation and up to 100 percent of their bonuses and commissions. The Company provides a contribution of 5 percent of compensation for each participant’s compensation that exceeds the limit as set forth in IRC 401(a)(17) (currently $245,000 per year). The Company also has the option to make annual discretionary contributions. Company contributions vest over a 5-year period, and vesting is accelerated in the event of a change of control of the Company. Participant deferrals and Company contributions will be credited with the rate of return based on the investment options and asset allocations selected by the Participant. Participants may change their asset allocation as often as daily, if they so chose. A Rabbi Trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the Plan are made upon retirement, termination, death, or total disability.

Supplemental Savings Plan obligations due to participants totaled $42.7 million at June 30, 2009, of which $2.4 million is included in accrued compensation and benefits in the accompanying consolidated balance sheet. Supplemental Savings Plan obligations decreased by $1.3 million during the year ended June 30, 2009, consisting of $2.9 million of distributions and $8.7 million of investment losses, offset by participant compensation deferrals of $9.4 million and Company contributions of $0.9 million.

The Company maintains investment assets in a Rabbi Trust to offset the obligations under the Supplemental Savings Plan. The value of the investments in the Rabbi Trust was $40.8 million at June 30, 2009. Investment losses were $8.5 million for the year ended June 30, 2009.

Contribution expense for the Supplemental Savings Plan during the years ended June 30, 2009, 2008, and 2007, was $0.9 million, $0.8 million, and $0.4 million, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21. STOCK PLANS AND STOCK-BASED COMPENSATION

Stock-based compensation expense is recognized pursuant to the requirements of SFAS No. 123R, Share Based Payments (SFAS No. 123R), on a straight-line basis ratably over the respective vesting periods, and is adjusted as required for options subject to graded vesting schedules. Stock-based compensation expense is also adjusted for restricted stock units (RSUs) granted with performance criteria such that expense is recorded for the number of shares expected to vest based on management’s estimate of the performance which will be achieved. A summary of the components of stock-based compensation expense recognized during the years ended June 30, 2009, 2008, and 2007, together with the income tax benefits realized, is as follows (in thousands):

	Year ended June 30,
	2009	2008	2007
Stock-based compensation included in indirect costs and selling expense:
Stock-settled stock appreciation rights (SSARs) and non-qualified stock option expense	$9,926	$11,328	$7,978
Restricted stock and RSU expense	6,895	6,311	5,041

Total stock-based compensation expense	16,821	17,639	13,019

Income tax benefit recognized for stock-based compensation expense	$6,895	$6,960	$4,860

The Company recognizes the effect of expected forfeitures of equity grants under SFAS No. 123R by estimating an expected forfeiture rate for grants of equity instruments. Amounts recognized for expected forfeitures are subsequently adjusted annually at major vesting dates to reflect actual forfeitures.

SFAS No. 123R also requires that certain incremental income tax benefits realized upon the exercise or vesting of equity instruments be reported as financing cash flows. During the years ended June 30, 2009, 2008, and 2007, the Company recognized $0.2 million, $1.5 million, and $8.1 million of excess tax benefits, respectively, which have been reported as financing cash inflows in the accompanying consolidated statements of cash flows.

Equity Grants and Valuation

Under the terms of its 2006 Stock Incentive Plan (the 2006 Plan), the Company may issue, among others, non-qualified stock options, restricted stock, RSUs, SSARs, and performance awards, collectively referred to herein as equity instruments. The 2006 Plan was approved by the Company’s stockholders in November 2006 and replaced the 1996 Stock Incentive Plan (the 1996 Plan) which was due to expire at the end of a ten-year period. During the periods presented, the exercise price of all SSAR and non-qualified stock option grants and the value of restricted stock and RSU grants were set at the closing price of a share of the Company’s common stock on the date of grant, as reported by the New York Stock Exchange. Annual grants under the 2006 Plan (and previous grants under the 1996 Plan) are generally made to the Company’s key employees during the first quarter of the Company’s fiscal year and to members of the Company’s Board of Directors during the second quarter of the Company’s fiscal year. With the approval of its Chief Executive Officer, the Company also issues equity instruments to strategic new hires and to employees who have demonstrated superior performance.

Prior to June 2007, the Company issued equity instruments to its key employees in the form of non-qualified stock options and either RSUs or shares of restricted stock. Effective in June 2007, the Company began issuing SSARs instead of non-qualified stock options. RSUs and shares of restricted stock granted through June 2008 vested based on the passage of time and continued service as an employee of the Company. Beginning in August

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008, the Company began also issuing RSUs for which vesting is based on achievement of a performance metric in addition to grantee service (performance-based RSUs). For performance-based RSUs granted as part of the Company’s annual grant made in August 2008, vesting is initially dependent upon the net after-tax profit (NATP) reported by the Company for the fiscal year ending June 30, 2010. The maximum number of performance-based RSUs which will vest is based on the achievement of a certain NATP which has been established by the Company’s Board of Directors. No performance-based RSUs will vest if NATP is less than a lesser, pre-defined amount. In addition to achieving a certain level of NATP, vesting is contingent upon the grantee’s service. Once the NATP for the year ending June 30, 2010 is determined, performance-based RSUs will vest in increments of one-third of the shares underlying the RSUs on an annual basis beginning two years after the grant date. All performance-based RSUs awarded for a given NATP level and for which service requirements are fulfilled will have fully vested four years after the grant date. The Company also issues equity instruments in the form of RSUs under its Management Stock Purchase Plan (MSPP) and Director Stock Purchase Plan (DSPP).

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

Upon the exercise of stock options and SSARs, and the vesting of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by either issuing new shares of authorized common stock or by issuing shares from treasury. In November 2008, the Company’s shareholders approved an increase in the number of shares of Company common stock authorized for issuance under the 2006 Plan by 1,500,000 shares. The total number of shares authorized by shareholders for grants under the 2006 Plan was 10,950,000 as of June 30, 2009. The aggregate number of grants that may be made under the 2006 Plan may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of June 30, 2009, cumulative grants of 10,188,913 equity instruments underlying the shares authorized for the Plan have been awarded, and 1,984,089 of these instruments have been forfeited.

Non-qualified stock options granted prior to January 1, 2004 lapse and are no longer exercisable if not exercised within ten years of the date of grant. Equity instruments granted on or after January 1, 2004 have a term of seven years. For SSAR and stock option awards, grantees whose employment has terminated have 60 days after their termination date to exercise vested SSARs and stock options, or they forfeit their right to the instruments. Grantees whose employment is terminated due to death or permanent disability will vest in 100 percent of their equity instrument grants. Also, effective for grants made on or after July 1, 2004, grantees who were age 62 on or before July 1, 2008 who retire on or after age 65 will vest in 100 percent of their equity instrument grants upon retirement, with the exception of performance-based RSUs, which must be held at least until the measurement period is complete. Grantees who were not age 62 on or before July 1, 2008, who retire on or after age 62, vest in a prorated portion of their equity instrument grants upon retirement, based upon their service during the vesting period, with the exception of performance-based RSUs, which must be held until the measurement period is complete.

Stock options vest ratably over a three, four, or five year period, depending on the year of grant. Restricted shares and non-performance based RSUs vest in full three years from the date of grant. SSARs granted as part of the Company’s customary annual award vest ratably over a five year period in a manner consistent with the vesting of stock options. On July 2, 2007, the Company made one-time special grants of 25,000 SSARs each to its then newly appointed President of U.S. Operations and its then newly appointed Chief Operating Officer and effective June 20, 2007, the Company made a one-time special grant of 300,000 SSARs to its then newly

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appointed Chief Executive Officer. These special grants of SSARs contain market-based vesting features under which, beginning one year from the date of award, a grantee may exercise portions of his SSARs if the average of the closing prices of a share of the Company’s common stock for 20 consecutive trading days equals or exceeds pre-defined amounts. Greater portions of the grants vest as the average of the closing prices increases. Any SSARs that do not vest under the market-based feature will vest in full five years from the date of grant.

During the year ended June 30, 2009, the annual equity grant was made effective August 18, 2008 and was comprised of 291,020 SSARs and 372,085 RSUs.

The fair value of restricted shares and RSUs is determined based on the closing price of a share of the Company’s common stock on the date of grant. The fair value of each SSAR or stock option award is estimated on the date of grant using the Black-Scholes valuation model. The fair value of SSARs with market-based vesting features is also measured on the grant date, but is done so using a binomial lattice model. The fair values of both stock options and SSARs are based on the following assumptions:

	For SSARs/Stock Options Granted During the Year Ended June 30,
	2009	2008	2007
Historical volatility	30.7% - 38.7%	26.5% - 31.9%	28.3% - 35%
Expected dividends	0%	0%	0%
Expected life (in years)	5.5	2.7 - 5.5	3 - 6
Risk-free rate	2.19% - 3.23%	2.90% - 5.01%	4.39% - 5.03%

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

The weighted-average fair value of SSARs and stock options granted during the years ended June 30, 2009, 2008, and 2007, was $17.09, $18.00, and $21.64, respectively, and the weighted-average fair value of restricted stock and RSUs granted during the years ended June 30, 2009, 2008, and 2007, was $48.77, $48.40, and $54.07, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity for all outstanding SSARs and stock options, and the corresponding exercise price and fair value information, for the years ended June 30, 2009, 2008, and 2007, is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, June 30, 2006	2,397,842	$8.16 - 65.04	$41.86	$17.19

Exercisable, June 30, 2006	1,392,944	8.16 - 64.36	30.21	9.37

Issued	716,200	34.10 - 60.50	52.79	21.64
Exercised	(283,794)	8.16 - 49.43	30.04	12.58
Forfeited	(127,855)	32.86 - 62.48	54.62	22.45

Outstanding, June 30, 2007	2,702,393	8.44 - 65.04	45.40	18.60

Exercisable, June 30, 2007	1,236,243	8.44 - 64.36	31.79	12.85

Issued	861,700	41.58 - 52.14	48.54	18.00
Exercised	(183,469)	9.38 - 47.59	22.23	9.58
Forfeited	(72,775)	10.69 - 62.48	50.97	20.41

Outstanding, June 30, 2008	3,307,849	8.44 - 65.04	47.37	18.91

Exercisable, June 30, 2008	1,267,681	8.44 - 65.04	37.00	14.68

Issued	346,300	37.67 - 49.78	49.13	17.09
Exercised	(71,215)	9.41 - 40.00	29.89	13.54
Forfeited	(172,889)	9.94 - 62.48	50.66	19.27
Expired	(31,000)	8.44 - 49.43	46.79	16.61

Outstanding, June 30, 2009	3,379,045	9.25 - 65.04	47.76	18.84

Exercisable, June 30, 2009	1,335,207	$9.25 - 65.04	$40.22	$16.03

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the number of unvested SSARs and stock options and in unvested restricted stock and RSUs during each of the years in the three-year period ended June 30, 2009, together with the corresponding weighted-average fair values, are as follows:

	SSARs and Stock Options		Restricted Stock and Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2006	1,004,898	$23.63	253,730	$52.87

Granted	716,200	21.64	102,763	54.07
Vested	(127,093)	15.71	(61,748)	40.88
Forfeited	(127,855)	22.45	(68,180)	45.00

Unvested at June 30, 2007	1,466,150	23.45	226,565	58.70

Granted	861,700	18.00	153,290	48.40
Vested	(223,907)	20.46	(21,243)	55.37
Forfeited	(63,775)	21.62	(12,452)	56.77

Unvested at June 30, 2008	2,040,168	21.53	346,160	54.19

Granted	346,300	17.09	410,699	48.77
Vested	(178,575)	24.59	(115,475)	50.40
Forfeited	(164,055)	19.59	(62,570)	49.71

Unvested at June 30, 2009	2,043,838	$20.67	578,814	$49.37

Information regarding the cash proceeds received, and the intrinsic value and total tax benefits realized resulting from stock option exercises is as follows:

	Year ended June 30,
	2009	2008	2007
Cash proceeds received	$2,129	$4,079	$8,524
Intrinsic value realized	$989	$5,263	$6,353
Income tax benefit realized	$388	$2,047	$2,471

The total intrinsic value of RSUs that vested during the years ended June 30, 2009, 2008, and 2007 was $5.3 million, $1.0 million and $4.7 million, respectively, and the tax benefit realized for these vestings was $2.1 million, $0.4 million and $1.8 million, respectively. Also, during the year ended June 30, 2007, the Company recognized a current tax benefit of $6.7 million pertaining to an officer’s sale of restricted stock. At that time, the benefit was reflected as an increase to additional paid-in capital.

The grant date fair value of stock options that vested during each of the years in the three-year period ended June 30, 2009 was $4.4 million, $4.5 million, and $2.0 million, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding SSAR and Stock Option Information

Information regarding the SSARs and stock options outstanding and exercisable as of June 30, 2009, is as follows (intrinsic value in millions):

	SSARs and Options Outstanding				SSARs and Options Exercisable
Range of exercise Price	Number of Instruments	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value	Number of Instruments	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$0.00-$9.99	54,660	$9.69	1.05	$1,805	54,660	$9.69	1.05	$1,805
$10.00-$19.99	11,832	13.94	1.08	340	11,832	13.94	1.08	340
$20.00-$29.99	200,783	21.57	2.04	4,245	200,783	21.57	2.04	4,245
$30.00-$39.99	429,098	34.91	3.68	3,346	422,698	34.87	3.64	3,313
$40.00-$49.99	1,315,239	47.10	5.02	623	282,349	41.14	2.47	623
$50.00-$59.99	663,565	52.73	4.34	—	74,880	55.07	2.89	—
$60.00-$69.99	703,868	63.15	3.11	—	288,005	63.16	3.03	—

	3,379,045	$47.76	4.06	$10,359	1,335,207	$40.22	2.85	$10,326

As of June 30, 2009, there was $18.0 million of unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted-average period of 2.6 years, and $10.7 million of unrecognized compensation cost related to restricted stock and RSUs scheduled to be recognized over a weighted-average period of 2.5 years.

Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP and DSPP in November 2002, and implemented these plans beginning July 1, 2003. There are 750,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of the quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory under SFAS No. 123R. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of June 30, 2009, participants have purchased 641,771 shares under the ESPP, at a weighted-average price per share of $45.02. Of these shares, 84,177 were purchased by employees at a weighted-average price per share of $41.70 during the year ended June 30, 2009. To satisfy its obligations under the ESPP, the Company will either purchase shares in the open market or issue shares previously acquired and held in treasury. During the year ended June 30, 2009, the Company purchased 84,177 shares in the open market, to fulfill the employees’ share purchases.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100 percent of their annual bonus. For the fiscal years ended June 30, 2009 and 2008, RSUs awarded in lieu of bonuses earned are granted at 85 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange. For bonuses earned during the fiscal year ended June 30, 2007, RSUs were granted at 95 percent of the closing price of a share of the

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s common stock on the date of grant. RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock.

Activity related to the MSPP and the DSPP during the year ended June 30, 2009 is as follows:

	MSPP	DSPP
RSUs outstanding, June 30, 2008	32,773	—
Granted	39,755	162
Issued	(10,400)	—
Forfeited	(1,395)	—

RSUs outstanding, June 30, 2009	60,733	162

Weighted average grant date fair value as adjusted for the applicable discount	$43.39

Weighted average grant date fair value		$38.58

NOTE 22. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

With the adoption of SFAS No. 157 effective July 1, 2008, the Company’s financial assets and liabilities recorded at fair value on a recurring basis were categorized based on the priority of the inputs used to measure fair value. The inputs used in measuring fair value are categorized into three levels under SFAS No. 157, as follows:

•	Level 1 Inputs—unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2 Inputs—unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

•

Level 3 Inputs—amounts derived from valuation models in which unobservable inputs reflect the reporting entity’s own assumptions about the assumptions of market participants that would be used in pricing the asset or liability.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2009, the Company’s financial instruments measured at fair value included non-COLI money market investments and mutual funds and the participants’ obligations held in connection with the Supplemental Savings Plan and the Company’s interest rate swap and cap agreements. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	Fair Value
Non-COLI assets held in connection with Supplemental Savings Plan	Long-term asset	Level 1	$5,910
Obligations under Supplemental Savings Plan	Current liability	Level 2	$2,360
Obligations under Supplemental Savings Plan	Long-term liability	Level 2	$40,298
Interest rate swaps	Current liability	Level 2	$1,721
Interest rate cap	—	Level 2	—

Changes in the fair value of the assets held in connection with the Supplemental Savings Plan, as well as changes in the related deferred compensation obligation, are recorded in indirect costs and selling expense.

NOTE 23. EARNINGS PER SHARE

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Year ended June 30,
	2009	2008	2007
Net income	$95,480	$83,323	$78,532

Weighted-average number of basic shares outstanding during the period	29,976	30,058	30,643
Dilutive effect of stock-based awards after application of treasury stock method	451	548	613

Weighted-average number of diluted shares outstanding during the period	30,427	30,606	31,256

Basic earnings per share	$3.19	$2.77	$2.56

Diluted earnings per share	$3.14	$2.72	$2.51

The total number of weighted-average common stock equivalents excluded from the diluted per share computations due to their anti-dilutive effects for the years ended June 30, 2009, 2008 and 2007, were 2.5 million, 2.3 million, and 1.5 million, respectively. The performance-based RSUs granted in August 2008 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares in accordance with SFAS No. 123R and SFAS No. 128, Earnings per Share. These shares will be included in the calculation of diluted earnings per share in the reporting period in which the performance metric is achieved. In addition, the shares underlying the Notes were not included in the computation of diluted earnings per share because the conversion price of $54.65 exceeded the average share price during all periods since issuance through June 30, 2009. The Warrants were also excluded from the computation of diluted earnings per share because the Warrants’ exercise price of $68.31 was greater than the average market price of a share of Company common stock during the periods in which the Warrants were outstanding.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 24. COMMON STOCK DATA (UNAUDITED)

The ranges of high and low sales prices of the Company’s common stock as reported by the New York Stock Exchange for each quarter during fiscal years ended June 30, 2009 and 2008 were as follows:

	2009		2008
Quarter	High	Low	High	Low
1st	$52.00	$41.84	$52.83	$43.32
2nd	$51.97	$36.02	$55.01	$43.15
3rd	$47.68	$33.96	$46.87	$38.89
4th	$42.84	$33.90	$53.95	$43.70

Since May 4, 2009, the Company’s stock has traded on the New York Stock Exchange under the ticker symbol “CACI”. Previously, the Company’s stock traded on the New York Stock Exchange under the ticker symbol “CAI”.

NOTE 25. QUARTERLY FINANCIAL DATA (UNAUDITED)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended June 30, 2009 and 2008, are presented below (in thousands except per share data).

	Year ended June 30, 2009
	First	Second	Third	Fourth
Revenue	$654,760	$672,507	$673,994	$728,901
Income from operations	$41,318	$45,249	$44,974	$52,573
Net income	$20,991	$22,092	$23,432	$28,965
Basic earnings per share	$0.70	$0.74	$0.78	$0.97
Diluted earnings per share	$0.69	$0.73	$0.77	$0.95
Weighted-average shares outstanding:
Basic	30,103	29,895	29,939	29,965
Diluted	30,567	30,362	30,410	30,369

	Year ended June 30, 2008
	First	Second	Third	Fourth
Revenue	$553,580	$577,784	$634,157	$655,016
Income from operations	$34,679	$38,313	$43,471	$46,366
Net income	$18,292	$19,190	$22,292	$23,549
Basic earnings per share	$0.61	$0.64	$0.74	$0.78
Diluted earnings per share	$0.60	$0.63	$0.73	$0.77
Weighted-average shares outstanding:
Basic	29,993	30,033	30,076	30,133
Diluted	30,518	30,580	30,587	30,740

NOTE 26. SUBSEQUENT EVENT

On July 8, 2009, the Company made a $50.0 million prepayment on the Term Loan, reducing the outstanding balance to $281.6 million. From time to time, the Company may make additional prepayments, based on cash flows, working capital requirements and other capital needs.

SCHEDULE II

CACI INTERNATIONAL INC

VALUATION AND QUALIFYING ACCOUNTS

FOR YEARS ENDED JUNE 30, 2009, 2008 AND 2007

(in thousands)

	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2009
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,937	$1,208	$(1,047)	$(597)	$3,501

2008
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,469	$1,642	$(1,479)	$305	$3,937

2007
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$4,607	$2,326	$(2,960)	$(504)	$3,469

Items included as “Other Changes” include amounts for reserves acquired in acquisitions and foreign currency exchange differences.

The decrease from June 30, 2008 to June 30, 2009 is primarily due to a decrease in the foreign currency exchange rate between the pound sterling and the United States dollar.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 26th day of August 2009.

CACI International Inc
Registrant

Date: August 26, 2009	By:

/s/ PAUL M. COFONI
Paul M. Cofoni President Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ PAUL M. COFONI Paul M. Cofoni	President, Chief Executive Officer and Director (Principal Executive Officer)	August 26, 2009

/s/ THOMAS A. MUTRYN Thomas A. Mutryn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 26, 2009

/s/ CAROL P. HANNA Carol P. Hanna	Senior Vice President, Corporate Controller (Principal Accounting Officer)	August 26, 2009

/s/ DR. J. P. LONDON Dr. J. P. London	Chairman of the Board, Executive Chairman	August 26, 2009

/s/ DAN R. BANNISTER Dan R. Bannister	Director	August 26, 2009

/s/ GREGORY G. JOHNSON Adm Gregory G. Johnson, USN (Ret.)	Director	August 26, 2009

/s/ DR. RICHARD L. LEATHERWOOD Dr. Richard L. Leatherwood	Director	August 26, 2009

/s/ JAMES L. PAVITT James L. Pavitt	Director	August 26, 2009

/s/ DR. WARREN R. PHILLIPS Dr. Warren R. Phillips	Director	August 26, 2009

Signatures	Title	Date

/s/ CHARLES P. REVOILE Charles P. Revoile	Director	August 26, 2009

/s/ JAMES S. GILMORE, III James S. Gilmore, III	Director	August 26, 2009

/s/ WILLIAM S. WALLACE Gen William S. Wallace, USA (Ret.)	Director	August 26, 2009

/s/ GORDON R. ENGLAND Gordon R. England	Director	August 26, 2009