Form 10-Q
period 2009-09-30
CACI INTERNATIONAL INC /DE/
filed 2009-11-05
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of November 2, 2009: CACI International Inc Common Stock, $0.10 par value, 30,085,259 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2009	2008 (As Adjusted(1))
Revenue	$739,518	$654,760

Costs of revenue:
Direct costs	510,540	443,545
Indirect costs and selling expenses	171,795	157,871
Depreciation and amortization	11,155	12,026

Total costs of revenue	693,490	613,442

Income from operations	46,028	41,318
Interest expense, net	7,262	8,054

Income before income taxes	38,766	33,264
Income taxes	14,685	13,675

Net income before noncontrolling interest in earnings of joint venture	24,081	19,589
Noncontrolling interest in earnings of joint venture	(226)	(9)

Net income attributable to CACI	$23,855	$19,580

Basic earnings per share	$0.79	$0.65

Diluted earnings per share	$0.78	$0.64

Weighted-average basic shares outstanding	30,034	30,103

Weighted-average diluted shares outstanding	30,464	30,567

See Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Certain amounts for the three months ended September 30, 2008 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	September 30, 2009	June 30, 2009 (As Adjusted(1))
ASSETS
Current assets:
Cash and cash equivalents	$199,840	$208,488
Accounts receivable, net	490,394	477,025
Prepaid expenses and other current assets	35,543	39,319

Total current assets	725,777	724,832
Goodwill	1,082,602	1,083,750
Intangible assets, net	89,898	97,829
Property and equipment, net	44,798	30,923
Accounts receivable, long-term, net	7,000	8,677
Other long-term assets	66,382	60,068

Total assets	$2,016,457	$2,006,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,153	$9,464
Accounts payable	99,548	87,300
Accrued compensation and benefits	129,844	137,843
Other accrued expenses and current liabilities	96,127	83,297

Total current liabilities	333,672	317,904
Long-term debt, net of current portion	522,425	570,078
Deferred income taxes	28,100	29,266
Other long-term liabilities	72,030	59,223

Total liabilities	956,227	976,471

Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 39,198 and 39,091 shares issued and outstanding, respectively	3,920	3,909
Additional paid-in capital	433,575	425,993
Retained earnings	711,617	687,762
Accumulated other comprehensive loss	(4,304)	(3,248)
Noncontrolling interest in joint venture	2,101	1,875
Treasury stock, at cost (9,118 shares)	(86,679)	(86,683)

Total shareholders’ equity	1,060,230	1,029,608

Total liabilities and shareholders’ equity	$2,016,457	$2,006,079

See Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Certain balances as of June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2009	2008 (As Adjusted(1))
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before noncontrolling interest in earnings of joint venture	$24,081	$19,589
Reconciliation of net income before noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	11,155	12,026
Non-cash interest expense	2,563	2,395
Amortization of deferred financing costs	745	560
Stock-based compensation expense	6,671	5,144
Deferred income tax expense	825	3,181
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(12,965)	(9,857)
Prepaid expenses and other assets	(6,969)	(1,339)
Accounts payable and other accrued expenses	14,462	1,163
Accrued compensation and benefits	(10,574)	(21,151)
Income taxes payable and receivable	13,773	3,782
Other liabilities	7,148	155

Net cash provided by operating activities	50,915	15,648

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,241)	(2,347)
Cash paid for business acquisitions, net of cash acquired	(939)	—
Other	(579)	(644)

Net cash used in investing activities	(10,759)	(2,991)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made under bank credit facilities	(51,371)	(887)
Proceeds from employee stock purchase plans	1,934	2,871
Proceeds from exercise of stock options	1,806	97
Repurchases of common stock	(854)	(20,936)
Other	14	(1,156)

Net cash used in financing activities	(48,471)	(20,011)

Effect of exchange rate changes on cash and cash equivalents	(333)	(1,075)

Net decrease in cash and cash equivalents	(8,648)	(8,429)
Cash and cash equivalents, beginning of period	208,488	120,396

Cash and cash equivalents, end of period	$199,840	$111,967

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$119	$6,631

Cash paid during the period for interest	$2,385	$3,862

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	$6,951	—

See Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Certain amounts for the three months ended September 30, 2008 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2009	2008 (As Adjusted(1))
Net income before noncontrolling interest in earnings of joint venture	$24,081	$19,589
Change in foreign currency translation adjustment	(1,480)	(6,680)
Effect of changes in actuarial assumptions and recognition of prior service cost under Accounting Standards Codification 715-30	(47)	—
Change in fair value of interest rate swap agreements, net	471	(11)

Comprehensive income	$23,025	$12,898

See Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Certain amounts for the three months ended September 30, 2008 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CACI International Inc and subsidiaries (CACI or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include the assets, liabilities, results of operations and cash flows for the Company, including its subsidiaries and joint ventures that are more than 50 percent owned or otherwise controlled by the Company. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

These notes to the unaudited condensed consolidated financial statements contain references to various standards of U.S. GAAP that are based on a new nomenclature recently instituted by the Financial Accounting Standards Board (the FASB). In June 2009, the FASB issued a new standard entitled The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which defines authoritative GAAP for nongovernmental entities to be comprised only of the FASB Accounting Standards Codification™ (the Codification) and, for SEC registrants, guidance issued by the SEC. This new standard states that, effective July 1, 2009 the Codification became the authoritative source of U.S. GAAP and superseded all then existing non-SEC accounting and reporting standards.

The Company adopted the provisions of this new standard effective July 1, 2009, and has changed the referencing conventions of GAAP in the notes to these financial statements. Accordingly, instead of references to Statements of Financial Accounting Standards (SFASs), FASB Staff Positions (FSPs), and Emerging Issues Task Force Bulletins (EITFs), the notes contain references to Accounting Standards Codification (ASC) topics and Accounting Standard Updates (ASUs). When initially defining or describing an ASC topic or ASU, the notes contain both the ASC topic or ASU reference, as well as the corresponding title and number of the accounting standard as it was known prior to the adoption of the Codification. The new standard covering the Codification is ASC 105, Generally Accepted Accounting Principles (formerly known as SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles).

Certain amounts presented for prior periods have been adjusted to reflect the retroactive application of two recent FASB updates to accounting standards. Effective July 1, 2009, the Company adopted updates to ASC 470-20, Debt With Conversion and Other Options, (ASC 470-20) (formerly FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-1)) and updates to ASC 810, Consolidation (ASC 810) (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160)). These updates, which relate to convertible debt instruments and noncontrolling interests in subsidiaries, respectively, both require retrospective application. The FASB issued the updates to ASC 470-20 in May 2008, and the updates to ASC 810 in December 2007. The impacts to the Company’s financial position and results of operations are presented in Note 2.

Under ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events), the Company is required to carefully assess the existence or occurrence of any events occurring after September 30, 2009 that may require recognition or disclosure in the financial statements as of and for the three months ended September 30, 2009. The Company has evaluated all events and transactions that occurred after September 30, 2009 and through November 5, 2009, and found that during this period it did not have any subsequent events requiring recognition.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2009. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. New Accounting Pronouncements

Adoption of ASC 470-20 (formerly FSP 14-1) and ASC 810 (formerly SFAS No.160)

Effective July 1, 2009, the Company adopted the provisions of updates to ASC 470-20 and ASC 810.

ASC 470-20 governs the accounting for convertible debt with cash settlement options and accordingly applies to the Company’s convertible debt. Under this new standard, the Company separately accounts for the liability and equity (conversion option) components of its $300.0 million of 2.125 percent convertible senior subordinated notes issued May 16, 2007 and that mature on May 16, 2014 (the Notes), and recognizes interest expense on the Notes using an interest rate in effect for comparable debt instruments that do not contain conversion features. The effective interest rate used under the new standard, 6.9 percent, is significantly higher than the coupon rate of 2.125 percent previously used to record interest expense.

Based on the effective rate of 6.9 percent, the fair value of the liability component of the Notes at May 16, 2007 was measured at $221.9 million, and has been reflected as the carrying amount of the Notes at issuance. The $78.1 million difference between the recast initial carrying amount and the $300.0 million of gross proceeds is accounted for as an unamortized debt discount that is recognized over the seven year term of the Notes as a non-cash component of interest expense. This difference also represents the fair value of the embedded conversion option. This amount, net of the income tax effect of $30.7 million as of the date of issue, has been recorded within shareholders’ equity as additional paid-in capital. The income tax effect of $30.7 million has been retroactively recognized as a long-term deferred tax liability as of May 16, 2007. This deferred tax liability is netted against the deferred tax asset of $32.8 million associated with the original issue discount originally recorded as of May 16, 2007. Under the revised provisions of ASC 470-20, the Company also reclassified, as of the date of issue, approximately $2.0 million of the Notes’ issuance costs from other long-term assets to additional paid-in capital, and recognized a deferred tax asset of $0.8 million related to this reclassification.

The updates to ASC 470-20 have the effect of significantly increasing interest expense with the amortization of the debt discount. Income tax expense decreases by the incremental benefit related to the increased interest expense, and net income and basic and diluted earnings per share decrease due to the after-tax effect of the incremental interest expense. The adoption of the updates to ASC 470-20 caused net income attributable to CACI and diluted earnings per share to decrease by $1.5 million and $0.05 per share, respectively, for the three months ended September 30, 2009.

While there is no effect on operating or total cash flows, certain amounts within the cash flows from operating activities are retroactively adjusted to reflect the impact of changes to ASC 470-20 for the three months ended September 30, 2008.

The retroactive effects of the ASC 470-20 updates on the Company’s financial position as of June 30, 2009, and on the results of operations and cash flows for the three months ended September 30, 2008, are shown in the tables below. Current period balances related to the convertible debt and interest expense thereon are described in Note 6.

The updates to ASC 810 establish new accounting and reporting standards for 1) noncontrolling ownership interests in subsidiaries, 2) the amount of consolidated net income (loss) attributable to the Company and to the noncontrolling interests, 3) changes in the Company’s ownership interest and 4) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes additional reporting requirements that identify and distinguish between the ownership interest of the Company and that of the noncontrolling owners.

In accordance with the provisions of ASC 810, the Company retrospectively reclassified the “Minority interest in joint venture” balance associated with its investment in eVenture Technology, LLC (eVentures) previously included in “Other long-term liabilities” in the consolidated balance sheet to a new component of shareholders’ equity entitled “Noncontrolling interest in joint venture”. In the Statement of Operations for the three months ended September 30, 2008, the Company retrospectively included the minority interest in earnings of the joint venture within its consolidated net income before noncontrolling interest in earnings of joint venture, and deducted the same amount to derive net income attributable to CACI.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The impact of the updates to ASC 470-20 and ASC 810 on the Company’s results of operations for the three months ended September 30, 2008 is as follows (in thousands, except per share data):

	Three Months Ended September 30, 2008
		Effects of Retroactively Adopting Accounting Standard Updates to:
	As Previously Reported	ASC 470-20	ASC 810	As Adjusted
Interest expense and other, net	$5,740	$2,323	$(9)	$8,054

Income before income taxes	$35,578	$(2,323)	$9	$33,264
Income taxes	14,587	(912)	—	13,675

Net income before noncontrolling interest in earnings of joint venture	$20,991	$(1,411)	$9	$19,589

Noncontrolling interest in earnings of joint venture		—	(9)	(9)

Net income attributable to CACI		$(1,411)	$—	$19,580

Basic earnings per share	$0.70	$(0.05)	$—	$0.65

Diluted earnings per share	$0.69	$(0.05)	$—	$0.64

Weighted-average basic shares outstanding	30,103	—	—	30,103

Weighted-average diluted shares outstanding	30,567	—	—	30,567

The impact of the updates to ASC 470-20 and ASC 810 on the Company’s financial position as of June 30, 2009 is as follows (in thousands):

	As of June 30, 2009
		Effects of Retroactively Adopting Accounting Standard Updates to:
	As Previously Reported	ASC 470-20	ASC 810	As Adjusted

Asset accounts:
Other long-term assets	$20,672	$(1,395)	$—	$19,277
Total assets	2,007,474	(1,395)	—	2,006,079

Liability accounts:
Long-term debt, net of current portion	628,125	(58,047)	—	570,078
Deferred income taxes	7,019	22,247	—	29,266
Other long-term liabilities	20,800	—	(1,875)	18,925
Total liabilities	1,014,146	(35,800)	(1,875)	976,471

Shareholders’ equity accounts:
Additional paid-in capital	379,783	46,210	—	425,993
Retained earnings	699,567	(11,805)	—	687,762
Noncontrolling interest in joint venture	—	—	1,875	1,875
Total shareholders’ equity	993,328	34,405	1,875	1,029,608
Total liabilities and shareholders’ equity	2,007,474	(1,395)	—	2,006,079

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The impact of the updates to ASC 470-20 and ASC 810 on the Company’s statement of cash flows for the three months ended September 30, 2008 is as follows (in thousands):

	Three Months Ended September 30, 2008
		Effects of Retroactively Adopting Accounting Standard Updates to:
	As Previously Reported	ASC 470-20	ASC 810	As Adjusted

Cash Flows from Operating Activities:
Net income before non-controlling interests	$20,991	$(1,411)	$9	$19,589
Non-cash interest expense	—	2,395	—	2,395
Amortization of deferred financing costs	632	(72)	—	560
Deferred income tax expense (benefit)	4,093	(912)	—	3,181
Changes in other liabilities	164	—	(9)	155
Net cash provided by operating activities	15,648	—	—	15,648

Other New Accounting Pronouncements

In December 2007, the FASB issued ASC 805, Business Combinations (formerly SFAS No. 141 (revised 2007), Business Combinations). ASC 805 establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in connection with a business combination; recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase; and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. For CACI, ASC 805 is effective for business combinations for which the acquisition date is on or after July 1, 2009. The adoption of ASC 805 did not affect the Company’s financial position or results of operations as of and for the three-month period ended September 30, 2009.

In February 2008, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures (formerly FSP No. FAS 157-2, Effective Date of FASB Statement No. 157). This update amended ASC 820 to delay the effective date for the fair valuation of non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, the update deferred the effective date of the fair value measurement to the start of the Company’s current fiscal year, or July 1, 2009. The Company has assessed the impact of this update for its non-financial assets and liabilities and determined that there was no material impact.

In April 2008, the FASB issued updates to ASC 350-30-35, General Intangibles Other Than Goodwill-Subsequent Measurement (formerly FSP No. 142-3, Determination of the Useful Life of Intangible Assets), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The Company’s adoption of these updates, which became effective for the Company beginning July 1, 2009, did not affect its financial position or its results of operations.

In June 2008, the FASB issued updates to ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (ASC 815-40) (formerly EITF Bulletin No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock). ASC 815-40 provides guidance on how a company should determine if certain financial instruments (or embedded features) are considered indexed to its own stock, including instruments similar to the conversion option of the Notes, convertible note hedges, and warrants to purchase Company stock. This standard requires that a two-step approach be used to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock, and exempt from the application of ASC 815, Derivatives and Hedging (ASC 815) (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities). The Company adopted the updates to ASC 815-40 effective July 1, 2009. The Company evaluated its financial instruments and embedded instrument features and determined that they are excluded from the provisions of ASC 815. Accordingly, the adoption of this new standard had no effect on the Company’s results of operations or financial position.

In December 2008, the FASB issued updates to ASC 715, Compensation – Retirement Benefits (ASC 715) (formerly FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). This new standard requires detailed disclosures about investment strategies, fair value measurements and concentrations of risk regarding plan assets of a

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

company’s defined benefit plan or other postretirement plan. The updates to ASC 715 are effective for the Company beginning July 1, 2009, and the Company will provide the required disclosures in its annual financial statement for its fiscal year ending June 30, 2010.

In June 2009, the FASB issued updates to ASC 810, Consolidation (ASC 810) (formerly SFAS No. 167 Amendments to FASB Interpretation No. 46(R)). These ASC 810 updates amend the accounting standards pertaining to the consolidation of certain variable interest entities, and when and how to determine, or re-determine, whether an entity is a variable interest entity. In addition, ASC 810 replaces the quantitative approach for determining who has a controlling financial interest in a variable interest entity with a qualitative approach, and requires ongoing assessments of whether an entity is the primary beneficiary of a variable interest entity. The updates to ASC 810 are effective for the Company beginning July 1, 2010. CACI is currently evaluating the impact these updates may have on the Company’s financial statements and does not expect the impact, if any, to be material.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13) (formerly EITF 08-1, Revenue Arrangements with Multiple Deliverables) which amends ASC Topic 605, Revenue Recognition. This accounting update establishes a hierarchy for determining the value of each element within a multiple deliverable arrangement. ASU 2009-13 is effective for the Company beginning July 1, 2010 and applies to arrangements entered into on or after this date. The Company is currently evaluating the impact that ASU 2009-13 may have on its financial position and results of operations, and does not expect the impact, if any, to be material.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14) (formerly EITF 09-3, Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements), which updates ASC Topic 985, Software. ASU 2009-14 clarifies which accounting guidance should be used for purposes of measuring and allocating revenue for arrangements that contain both tangible products and software, and where the software is more than incidental to the tangible product as a whole. ASU 2009-14 is effective for the Company’s fiscal year beginning July 1, 2010 and applies to arrangements entered into on or after this date. The Company is currently evaluating the impact that ASU 2009-14 may have on its financial position and results of operations, and does not expect the impact, if any, to be material.

3. Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (cost approximates fair value) (in thousands):

	September 30, 2009	June 30, 2009

Money market funds	$130,522	$206,374
Cash	69,318	2,114

Total cash and cash equivalents	$199,840	$208,488

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Accounts Receivable

Total accounts receivable, net of allowance for doubtful accounts of approximately $3.2 million at September 30, 2009 and $3.5 million at June 30, 2009, consisted of the following (in thousands):

	September 30, 2009	June 30, 2009

Billed receivables	$389,402	$384,421
Billable receivables at end of period	66,729	71,341
Unbilled receivables pending receipt of contractual documents authorizing billing	34,263	21,263

Total accounts receivable, current	490,394	477,025
Unbilled receivables, retainages and fee withholdings expected to be billed beyond the next 12 months	7,000	8,677

Total accounts receivable, net	$497,394	$485,702

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2009	June 30, 2009

Customer contracts and related customer relationships	$233,269	$233,531
Covenants not to compete	2,395	2,409
Other	856	851

Intangible assets	236,520	236,791
Less accumulated amortization	(146,622)	(138,962)

Total intangible assets, net	$89,898	$97,829

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all intangible assets as of September 30, 2009 is 8.2 years, and the weighted-average remaining period of amortization is 5.4 years. Expected amortization expense for the remainder of the fiscal year ending June 30, 2010, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2010 (nine months)	$22,325
2011	24,856
2012	15,890
2013	10,670
2014	7,864
Thereafter	8,293

Total intangible assets, net	$89,898

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2009	June 30, 2009 (As Adjusted(1))
Convertible notes payable	$300,000	$300,000
Bank credit facility – term loans	280,882	331,625
U.K. notes payable	5,181	5,336
Bank credit facility – revolver	—	628

Principal amount of long-term debt	586,063	637,589
Less unamortized discount	(55,485)	(58,047)

Total long-term debt	530,578	579,542
Less current portion	(8,153)	(9,464)

Long term debt, net of current portion	$522,425	$570,078

(1)	Balances related to convertible notes payable have been retroactively adjusted to reflect the updates to ASC 470-20. See Note 2.

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $240.0 million, with an expiration date of May 3, 2011, and annual sub-limits on amounts borrowed for acquisitions. The Revolving Facility contains an accordion feature under which the facility may be expanded to $450.0 million with applicable lender approvals. The Revolving Facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the Revolving Facility, based on its leverage ratio, as defined in the Credit Facility. Any outstanding balances under the Revolving Facility are due in full May 3, 2011. As of September 30, 2009, the Company had no borrowings outstanding under the Revolving Facility and no outstanding letters of credit. Accordingly, $240.0 million was available for borrowing under the Revolving Facility as of that date.

The Term Loan is a secured facility under which principal payments are due in quarterly installments of $0.7 million at the end of each fiscal quarter through March 2011, and the balance is due in full on May 3, 2011. During the three months ended September 30, 2009, the Company made a $50.0 million prepayment on the Term Loan. From time to time the Company may make additional prepayments based on cash flows, working capital requirements and other capital needs.

Borrowings under both the Revolving Facility and the Term Loan bear interest at rates based on the London Inter-Bank Offered Rate (LIBOR), or the higher of the prime rate or the federal funds rate plus 0.5 percent, as elected by the Company, in each case plus applicable margins based on the Company’s leverage ratio as determined quarterly. For the three months ended September 30, 2009 and 2008, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility, was 3.17 percent and 4.49 percent, respectively.

The Credit Facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, a maximum leverage ratio and a maximum senior leverage ratio. Substantially all of the Company’s assets serve as collateral under the Credit Facility. As of September 30, 2009, the Company was in compliance with all of the financial covenants of the Credit Facility.

The Company has capitalized a total of $10.2 million of debt issuance costs associated with the origination of and subsequent amendments to the Credit Facility. All capitalized debt financing costs are being amortized from the date incurred to the expiration date of the Credit Facility. The unamortized balance of $2.1 million and $2.6 million at September 30, 2009 and June 30, 2009, respectively, is included in other long-term assets on the accompanying condensed consolidated balance sheets.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

The Company accounts for its interest rate swap and cap agreements under the provisions of ASC 815 and has determined that its swap and cap agreements qualify as effective hedges. Accordingly, the fair value of the 2007 Swap, which is a liability of $0.9 million as of September 30, 2009, has been reported in other accrued expenses and current liabilities with an offset, net of an income tax effect, included in accumulated other comprehensive loss in the accompanying consolidated balance sheet. The increase in fair value of the 2007 Swap of $0.8 million, net of an income tax effect of $0.3 million, is reported as other comprehensive income in the accompanying consolidated statement of comprehensive income for the three months ended September 30, 2009. The fair value of the 2008 Cap as of September 30, 2009 and the changes thereof during the fiscal year are insignificant. The amounts paid and received on the 2007 Swap and the 2008 Cap are recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred.

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

In accordance with ASC 815, all derivative instruments are required to be recorded in the consolidated balance sheets as assets or liabilities, measured at estimated fair value. Fair value estimates are based on relevant market information, including market rates. For a derivative designated as a cash-flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (loss) and is recognized in earnings as interest rate swap or cap payments are settled under the hedge agreements.

The effect of derivative instruments in the condensed consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2009 and 2008 is as follows (in thousands):

	Derivatives in ASC 815 cash flow hedging relationships
	Interest Rate Swaps
	September 30,
	2009	2008
Gain (loss) recognized in comprehensive income (effective portion)	$471	$(11)

Loss reclassified to earnings from accumulated other comprehensive loss (effective portion)	$(873)	$(255)
Gain recognized in earnings (ineffective portion)	—	—

	$(873)	$(255)

As of September 30, 2009, the Company estimates the amount of unrecognized losses on cash flow hedges to be reclassified to earnings during the next three months is approximately $0.9 million.

The fair values and the classification of derivatives within the consolidated balance sheets are disclosed in Note 13.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of September 30, 2009, none of the conditions permitting conversion of the Notes had been satisfied.

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

The Notes are accounted for under the updated provisions of ASC 470-20, which were adopted by the Company effective July 1, 2009. This accounting standard update was required to be applied retrospectively and accordingly balances affected by changes to ASC 470-20 as of June 30, 2009 and for the three-month period ended September 30, 2008, have been adjusted to reflect the impacts of the update. The effects on previously reported balances are described in Note 2.

Under ASC 470-20, the Company separately accounts for the liability and the equity (conversion option) components of the Notes and recognizes interest expense on the Notes using an interest rate in effect for comparable debt instruments that do not contain conversion features. The effective interest rate for the Notes excluding the conversion option was determined to be 6.9 percent.

The fair value of the liability component of the Notes was calculated to be $221.9 million at May 16, 2007, the date of issuance. The excess of the $300.0 million of gross proceeds over the $221.9 million fair value of the liability component, or $78.1 million, represents the fair value of the equity component, which has been recorded, net of income tax effect, as additional paid-in capital within shareholders’ equity. This $78.1 million difference represents a debt discount that is amortized over the seven-year term of the Notes as a non-cash component of interest expense. For the three months ended September 30, 2009 and 2008, the components of interest expense related to the Notes were as follows (in thousands):

	September 30,
	2009	2008
Coupon interest	$1,594	$1,594
Non-cash amortization of discount	2,563	2,395
Amortization of issuance costs	205	205

Total	$4,362	$4,194

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The balance of the unamortized discount as of September 30, 2009 and June 30, 2009, was $55.5 million and $58.0 million, respectively. The discount will continue to be amortized as additional, non-cash interest expense over the remaining term of the Notes (through May 1, 2014) using the effective interest method as follows (in thousands):

Fiscal year ending June 30,	Amount Amortized During Period
2010 (nine months)	$7,936
2011	11,236
2012	12,024
2013	12,868
2014	11,421

$55,485

The fair value of the Notes as of September 30, 2009 was $316.9 million based on quoted market values.

The contingently issuable shares related to the Notes are not included in CACI’s diluted share count for the three months ended September 30, 2009 or 2008, because CACI’s average stock price during those periods was below the conversion price. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. In connection with the adoption of the updates to ASC 470-20, the Company reclassified the remaining $2.0 million of debt issuance costs attributable to the embedded conversion option from other long-term assets to additional paid-in capital. This adjustment was applied retroactively to the date of issue and has the effect of decreasing interest expense over the term of the Notes by approximately $0.3 million annually. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

For income tax reporting purposes, the Notes and the Call Options are integrated. This created an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options is being accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $32.8 million to be realized for income tax reporting purposes over the term of the Notes was recorded as an increase in additional paid-in capital and a long-term deferred tax asset. The majority of this deferred tax asset is offset in the Company’s balance sheet by the $30.7 million deferred tax liability that was recognized with the adoption of the update to ASC 470-20 that was retroactively applied to May 16, 2007.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Other

In connection with its investment in eVentures, a joint venture between the Company and ActioNet, Inc., eVentures entered into a $1.5 million revolving credit facility (the JV Facility). The JV Facility is a four-year, guaranteed facility that permits continuously renewable borrowings of up to $1.5 million with an expiration date of the earliest of September 14, 2011; the date of any restatement, refinancing, or replacement of the Credit Facility without the lender acting as the sole and exclusive administrative agent; or termination of the Credit Facility. Borrowings under the JV Facility bear interest at the lender’s prime rate plus 1.0 percent. eVentures pays a fee of 0.25 percent on the unused portion of the JV Facility. As of September 30, 2009, eVentures had no borrowings outstanding under the JV Facility.

The aggregate maturities of long-term debt at September 30, 2009 are as follows (in thousands):

Twelve months ending September 30,
2010	$8,153
2011	277,910
2012	—
2013	—
2014	300,000

586,063
Less unamortized discount	(55,485)

Total long-term debt	$530,578

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

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). The DCAA is currently in the process of auditing the Company’s incurred cost submission for the year ended June 30, 2006. In the opinion of management, audit adjustments that may result from audits not yet completed or started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including those of the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

In April 2007, the DCAA conducted a contract review and questioned certain costs on a contract in which the Company is a subcontractor. The Company believes that all costs allocated to this contract were appropriately allocated, but has accrued its best estimate of the potential outcome within its estimated range of zero to $3.4 million.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Stock-based compensation included in indirect costs and selling expenses:
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	$2,310	$2,802
Restricted stock and restricted stock unit (RSU) expense	4,361	2,342

Total stock-based compensation expense	$6,671	$5,144

Income tax benefit recognized for stock-based compensation expense	$2,542	$2,109

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

Prior to June 2007, the Company issued equity instruments to its key employees in the form of non-qualified stock options and either RSUs or shares of restricted stock. Effective in June 2007, the Company began issuing SSARs instead of non-qualified stock options. RSUs and shares of restricted stock granted through June 2008 vested based on the passage of time and continued service as an employee of the Company. For its annual grants made in August 2008 and August 2009, the Company issued RSUs for which vesting is based on achievement of a performance metric in addition to grantee service (performance-based RSUs). For performance-based RSUs issued in August 2008 and 2009, vesting is initially dependent upon the net after-tax profit (NATP) reported by the Company for the fiscal year ending June 30, 2010. The maximum number of RSUs which will vest is based on the achievement of a certain NATP which is established annually by the Company’s Board of Directors. No RSUs will vest if NATP is less than a pre-defined minimum amount. In addition to achievement of a certain level of NATP, vesting is contingent upon grantee service. Once the NATP for the year ending June 30, 2010 is determined, grantees will then vest in the underlying shares in increments of one-third on an annual basis beginning two years after the grant date for the performance-based RSUs granted in August 2008, and increments of one-fourth on an annual basis beginning one year after the grant date for performance-based RSUs granted in August 2009. All performance-based RSUs awarded for a given NATP level and for which service requirements are fulfilled will have fully vested four years after the grant date.

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

Upon the exercise of stock options and SSARs, and the vestings of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by either issuing new shares of authorized common stock or by issuing shares from treasury. The number of shares authorized by shareholders for grants under the 2006 Plan and the 1996 Plan was 10,950,000 as of September 30, 2009. The aggregate number of grants that may be made under the 2006 Plan may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of September 30, 2009, cumulative grants of 10,661,878 equity instruments underlying the shares authorized for the Plan have been awarded, and 2,009,618 of these instruments have been forfeited.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Activity related to SSARs/non-qualified stock options and RSUs/restricted shares issued under the 1996 and 2006 Plans during the three months ended September 30, 2009 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs/ Restricted Shares
Outstanding, June 30, 2009	3,379,045	578,814
Granted	—	472,965
Exercised/Issued	(52,152)	(68,756)
Forfeited/Lapsed	(3,332)	—

Outstanding, September 30, 2009	3,323,561	983,023

Weighted average grant date fair value for RSUs/restricted shares		$45.86

Non-qualified stock options granted prior to January 1, 2004 lapse and are no longer exercisable if not exercised within ten years of the date of grant. Equity instruments granted on or after January 1, 2004 have a term of seven years. For SSAR and stock option awards, grantees whose employment has terminated have 60 days after their termination date to exercise vested SSARs and stock options, or they forfeit their right to the instruments. Grantees whose employment is terminated due to death or permanent disability will vest in 100 percent of their equity instrument grants. Also, effective for grants made on or after July 1, 2004, grantees who were age 62 on or before July 1, 2008 who retire on or after age 65 will vest in 100 percent of their equity instrument grants upon retirement, with the exception of performance-based RSUs, which must be held at least until the measurement period is complete. Grantees who were not age 62 on or before July 1, 2008, who retire on or after age 62, vest in a prorated portion of their equity instrument grants upon retirement, based upon their service during the vesting period, with the exception of performance-based RSUs, which must be held until the measurement period is complete. During the three months ended September 30, 2009 and 2008, the Company recognized $0.7 million and $0.9 million, respectively, of incremental, accelerated stock compensation expense for awards made to employees who were either nearing or had reached the applicable retirement age at the date of grant.

As of September 30, 2009, there was $15.6 million of total unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted average period of 2.5 years, and $22.7 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 3.1 years.

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

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of each quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory under ASC 718-50, Compensation-Stock Compensation-Employee Stock Purchase Plans, (formerly a part of SFAS No. 123R Share Based Payment). Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of September 30, 2009, participants have purchased 661,686 shares under the ESPP at a weighted-average price per share of $44.89. Of these shares, 19,915 were purchased during the three months ended September 30, 2009, at a weighted-average price per share of $40.57. To satisfy its obligations under the ESPP, the Company will either purchase shares in the open market or issue shares previously acquired and held in treasury. During the three months ended September 30, 2009, the Company purchased 19,915 shares in the open market to fulfill the employees’ share purchases.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100 percent of their annual bonus. For bonuses earned during the fiscal years ended June 30, 2009 and 2008, RSUs awarded in lieu of bonuses earned were granted at 85 percent of the closing price of a share of the Company’s common stock on the date of grant, as reported by the New York Stock Exchange. RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock.

Activity related to the MSPP and DSPP during the three months ended September 30, 2009 is as follows:

	MSPP	DSPP
RSUs outstanding, June 30, 2009	60,733	162
Granted	28,361	66
Issued	(12,874)	—
Forfeited	(276)	—

RSUs outstanding, September 30, 2009	75,944	228

Weighted average grant date fair value as adjusted for the applicable discount	$39.46

Weighted average grant date fair value		$47.36

10. Earnings Per Share

ASC 260, Earning Per Share (ASC 260) (formerly SFAS No. 128, Earnings Per Share), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are not performance-based. The performance-based RSUs granted in August 2008 and August 2009 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares in accordance with ASC 718, Compensation-Stock Compensation (formerly a part of SFAS No. 123R) and ASC 260. These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved. The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2009	2008 (As Adjusted(1))
Net income attributable to CACI	$23,855	$19,580

Weighted average number of basic shares outstanding during the period	30,034	30,103
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	430	464

Weighted average number of diluted shares outstanding during the period	30,464	30,567

Basic earnings per share	$0.79	$0.65

Diluted earnings per share	$0.78	$0.64

(1)	Reflects the retroactive adoption of new accounting standards. See Note 2.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Shares outstanding during the three months ended September 30, 2009 and 2008, reflect the August 2008 repurchase of 0.4 million shares of CACI’s common stock pursuant to a share repurchase program approved by the Company’s Board of Directors in June 2008.

11. Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. The Internal Revenue Service (IRS) has examined the Company’s consolidated federal income tax returns through the year ended June 30, 2004. The Company is currently under income tax examination by the IRS for the years ended June 30, 2005 through 2007 and earlier years in connection with amended returns and carryback claims filed by the Company. The Company is also under examination by four state jurisdictions and one foreign jurisdiction for years ended June 30, 2004 through June 30, 2006. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of September 30, 2009 and June 30, 2009 was $11.9 million. The Company believes that the total amount of unrecognized tax benefits, if recognized, would not have a material effect on its effective tax rate.

During the three month period ended September 30, 2009, the Company’s income tax expense was favorably impacted by non-taxable gains on assets invested in corporate-owned life insurance (COLI) policies.

12. Business Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide professional services and information technology solutions to its customers. Its customers are primarily U.S. federal government agencies. The Company does not measure revenue or profit by its major service offerings, either for internal management or external financial reporting purposes, as it would be impractical to do so. In many cases more than one offering is provided under a single contract, to a single customer, or by a single employee or group of employees, and segregating the costs of the service offerings in situations for which it is not required would be difficult and costly. The Company also serves customers in the commercial and state and local government sectors and, from time to time, serves a number of agencies of foreign governments. The Company places employees in locations around the world in support of its clients. International operations offer services to both commercial and non-U.S. government customers primarily through the Company’s data information and knowledge management services, business systems solutions, and enterprise IT and network services lines of business. The Company evaluates the performance of its operating segments based on net income. Summarized financial information concerning the Company’s reportable segments is as follows (in thousands):

	Domestic	International	Total
Three Months Ended September 30, 2009
Revenue from external customers	$711,763	$27,755	$739,518
Net income attributable to CACI	21,849	2,006	23,855
Three Months Ended September 30, 2008
Revenue from external customers	$632,315	$22,445	$654,760
Net income attributable to CACI (as adjusted(1))	18,477	1,103	19,580

(1)	Reflects the retroactive adoption of new accounting standards. See Note 2.

13. Fair Value of Financial Instruments

ASC 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability between market participants in an orderly transaction. The market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability is known as the principal market. When no principal market exists, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received or minimizes the amount that would be paid. Under ASC 820, fair value should be based on assumptions market participants would make in pricing the asset or liability. Generally, fair value is based on observable quoted market prices or derived from observable market data when such market prices or data are available. When such prices or inputs are not available, the reporting entity should use valuation models.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company’s financial assets and liabilities recorded at fair value on a recurring basis were categorized based on the priority of the inputs used to measure fair value. The inputs used in measuring fair value are categorized into three levels under ASC 820, as follows:

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

As of September 30, 2009, the Company’s financial instruments measured at fair value included non-COLI money market investments and mutual funds held in the Company’s supplemental retirement plan, the obligations to participants under the same plan, and the Company’s interest rate swap and cap agreements. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	Fair Value
Non-COLI assets held in Supplemental Retirement Plan	Long-term asset	Level 1	$9,038
Obligations under Supplemental Retirement Plan	Current liability	Level 2	$2,517
Obligations under Supplemental Retirement Plan	Long-term liability	Level 2	$47,336
Interest rate swaps	Current liability	Level 2	$944
Interest rate caps	—	Level 2	—

Changes in the fair value of the assets held in the supplemental retirement plan, as well as changes in the related deferred compensation obligation, are recorded in indirect costs and selling expense.

14. Joint Venture Investments

AC FIRST LLC

In July 2009, the Company entered into a joint venture with AECOM Government Services, Inc. (AGS), a division of AECOM Technology Corporation, called AC FIRST LLC (AC FIRST). The companies partnered in the venture to jointly pursue work under a U.S. Army contract. The Company owns 49 percent of AC FIRST and AGS owns 51 percent. As the Company does not own a controlling interest in AC FIRST, the Company accounts for its interest in AC FIRST using the equity method of accounting.

eVenture Technologies LLC

The Company has also made an investment in eVentures, a joint venture between the Company and ActioNet, Inc. (ActioNet). eVentures is the entity through which work is being performed on a contract awarded in January 2007 by the United States Navy. The Company owns 60 percent of eVentures and ActioNet owns the remaining 40 percent. eVentures was funded through capital contributions made by the Company and by ActioNet. As the Company owns and controls more than 50 percent of eVentures, the Company’s results include those of eVentures. ActioNet’s share of eVentures’ assets, liabilities, results of operations, and cash flows have been accounted for as a noncontrolling interest.

Prior to July 1, 2009, the Company had accounted for ActioNet’s interest in eVentures as a minority interest. Effective July 1, 2009, the Company adopted the updates to ASC 810, and has retroactively adjusted its financial statements to account for ActioNet’s share of eVentures as a noncontrolling interest. See Note 2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and the United Kingdom, including conditions that result from a prolonged recession; terrorist activities or war; changes in interest rates; currency fluctuations; significant fluctuations in the equity markets; changes in our effective tax rate; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism, rebuilding Iraq, or an economic stimulus package; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government investigations into allegations of improper actions related to the provision of services in support of U.S. military operations in Iraq; the results of government audits and reviews conducted by the Defense Contract Audit Agency or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, and (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our Securities and Exchange Commission filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We are a leading provider of professional services and information technology solutions to the U.S. government. We derived 95.4 percent of our revenue during each of the three months ended September 30, 2009 and 2008 from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments and commercial customers. Our major service offerings are as follows:

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

•

Cyber security – Our solutions and services support the full life cycle of preparing for, protecting against, detecting, reacting to and actively responding to the full range of cyber threats. We achieve this through comprehensive and consistently managed risk-based, cost-effective controls and measures to protect information operated by the U.S. government. We proactively support the operational use and availability/reliability of information.

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

Our operations are also affected by local, national and worldwide economic conditions. The consequences of a prolonged recession or a continued weak U.S. economy may include a lower level of government spending in the areas in which we provide our services. Instability in the financial markets, as a result of recession or other factors, also may affect the cost of capital and our ability to raise capital. We have already experienced the impact of both the weakening of the pound sterling against the U.S. dollar and current economic conditions on our operations in the United Kingdom (U.K.). A material part of our U.K. business is centered on providing marketing solutions to commercial customers who have been particularly impacted by the global economic slow down. In addition, future material losses on assets invested in corporate-owned life insurance policies would adversely affect our income tax expense.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,				Change
(dollars in thousands)	2009		2008		$	%
Department of Defense (DoD)	$572,295	77.4%	$492,961	75.3%	$79,334	16.1%
Federal civilian agencies	132,947	18.0	131,831	20.1	1,116	0.8
Commercial and other	29,059	3.9	24,684	3.8	4,375	17.7
State and local governments	5,217	0.7	5,284	0.8	(67)	(1.3)

Total	$739,518	100.0%	$654,760	100.0%	$84,758	12.9%

For the three months ended September 30, 2009, total revenue increased by 12.9 percent, or $84.8 million, over the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD and was generated both from organic growth and from acquisitions completed since June 30, 2008. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the three months ended September 30, 2009 was $7.4 million, all related to acquisitions completed in the U.K.

Revenue from existing operations increased by 11.8 percent, or $77.3 million, for the three months ended September 30, 2009. This organic growth was driven by both an increase in our direct labor and an increase in other direct costs (ODCs). ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 16.1 percent, or $79.3 million, for the three months ended September 30, 2009, as compared to the same period a year ago. All of the DoD revenue growth was attributable to existing operations. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the commands in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 0.8 percent, or $1.1 million, for the three months ended September 30, 2009, as compared to the same period a year ago. All of the federal civilian agency revenue growth was attributable to existing operations. Approximately 14 percent of the federal civilian agency revenue for the quarter was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $18.4 million for each of the three months ended September 30, 2009 and 2008.

Commercial revenue increased 17.7 percent, or $4.4 million, during the three months ended September 30, 2009, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 95.5 percent, or $27.8 million, of total commercial revenue, while domestic operations accounted for 4.5 percent, or $1.3 million. The increase in commercial revenue came from operations within the U.K. and was primarily caused by acquisitions we completed subsequent to June 30, 2008 and the improved performance of our U.K. operations.

Revenue from state and local governments decreased by 1.3 percent, or $0.1 million, for the three months ended September 30, 2009, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended September 30, 2009 and 2008. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended September 30, 2009 and 2008, respectively.

	Dollar Amount		Percentage of Revenue		Change
	Three Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)	2009	2008 (As Adjusted(1))	2009	2008 (As Adjusted(1))	$	%
Revenue	$739,518	$654,760	100.0%	100.0%	$84,758	12.9%

Costs of revenue
Direct costs	510,540	443,545	69.1	67.8	66,995	15.1
Indirect costs and selling expenses	171,795	157,871	23.2	24.1	13,924	8.8
Depreciation and amortization	11,155	12,026	1.5	1.8	(871)	(7.2)

Total costs of revenue	693,490	613,442	93.8	93.7	80,048	13.0

Income from operations	46,028	41,318	6.2	6.3	4,710	11.4
Interest expense, net	7,262	8,054	1.0	1.2	(792)	(9.8)

Income before income taxes	38,766	33,264	5.2	5.1	5,502	16.5
Income taxes	14,685	13,675	2.0	2.1	1,010	7.4

Net income before noncontrolling interest in earnings of joint venture	24,081	19,589	3.2	3.0	4,492	22.9
Noncontrolling interest in earnings of joint venture	(226)	(9)	—	—	(217)	N/A

Net income attributable to CACI	$23,855	$19,580	3.2%	3.0%	$4,275	21.8%

(1)

Certain amounts for the three months ended September 30, 2008 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2 in the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Income from operations for the three months ended September 30, 2009 was $46.0 million. This was an increase of $4.7 million, or 11.4 percent, from income from operations of $41.3 million for the three months ended September 30, 2008. Our operating margin was 6.2 percent down slightly from the 6.3 percent during the same period a year ago.

As a percentage of revenue, direct costs were 69.1 percent and 67.8 percent for the three months ended September 30, 2009 and 2008, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $196.7 million and $181.7 million for the three months ended September 30, 2009 and 2008, respectively. This increase in direct labor was attributable primarily to organic growth. ODCs were $313.8 million and $261.8 million during the three months ended September 30, 2009 and 2008, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR integration services within our Strategic Services Sourcing contract.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 23.2 percent and 24.1 percent for the three months ended September 30, 2009 and 2008, respectively. The decrease in indirect costs and selling expenses as a percentage of revenue was primarily a result of controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect costs and selling expenses. Total stock compensation expense, a component of indirect costs, was $6.7 million and $5.1 million for the three months ended September 30, 2009 and 2008, respectively, and increased primarily as a result of adjusting stock compensation expense attributable to the August 2008 performance-based RSU grant based upon the current estimate of performance during the performance measurement period.

Depreciation and amortization expense was $11.2 million and $12.0 million for the three months ended September 30, 2009 and 2008, respectively. The decrease of $0.9 million, or 7.2 percent, was primarily the result of reduced amortization expense attributable to previously acquired intangibles and a decrease in software amortization on externally marketed software.

Interest expense, net decreased $0.8 million, or 9.8 percent, during the three months ended September 30, 2009 as compared to the same period a year ago. The decrease was primarily due to lower interest rates and reduced interest expense as a result of the July 2009 $50.0 million prepayment on our term loan.

The effective tax rate was 38.1 percent and 41.1 percent during the three months ended September 30, 2009 and 2008, respectively. The lower tax rate reported in the first quarter of FY2010 was primarily attributable to non-taxable gains on assets invested in corporate-owned life insurance policies to date compared to non-deductible losses incurred in the same period of last year. If gains or losses on these investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2010.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $50.9 million and $15.6 million for the three months ended September 30, 2009 and 2008, respectively.

We maintain a $590.0 million credit facility (the Credit Facility), which includes a $240.0 million revolving credit facility (the Revolving Facility) and a $350.0 million institutional term loan (the Term Loan). At September 30, 2009, $280.9 million was outstanding under the Term Loan, no amounts were outstanding under the Revolving Facility and we had no outstanding letters of credit. The outstanding balance under the Term Loan at September 30, 2009 reflects the $50.0 million prepayment we made on July 8, 2009. We may make further prepayments based on cash flows, working capital requirements and other capital needs.

The Term Loan portion of the Credit Facility is a seven-year secured facility under which principal payments are due in quarterly installments of $0.7 million at the end of each fiscal quarter through March 2011, and the balance is due in full on May 3, 2011.

Interest rates for both Revolving Facility and Term Loan borrowings are based on the London Inter-Bank Offered Rate (LIBOR), or the higher of the prime rate or the federal funds rate in each case, plus applicable margins. Margin and unused facility fee rates are determined quarterly based on our leverage ratios. We are required to comply with certain financial covenants under the Credit Facility that limit our leverage, require us to maintain a minimum net worth and require us to meet a minimum fixed-charge coverage ratio. These financial covenants apply throughout the terms of the Credit Facility. As of September 30, 2009, we were in compliance with all of the financial covenants of the Credit Facility. The total costs associated with securing the Credit Facility, as amended, were $10.2 million and are being amortized over the life of the Credit Facility.

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

3) upon the occurrence of certain corporate events constituting a fundamental change, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of September 30, 2009, none of the conditions permitting conversion of the Notes had been satisfied.

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

The contingently issuable shares are not included in our diluted share count for the three month periods ended September 30, 2009 or 2008, because our average stock price during those periods was below the conversion price. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs have been reclassified to shareholders’ equity in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20) (formerly FSP APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)). Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of our common stock.

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

For income tax reporting purposes, the Notes and the Call Options are integrated. This created an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options is being accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $32.8 million to be realized for income tax reporting purposes over the term of the Notes was recorded as an increase in additional paid-in capital and a long-term deferred tax asset. The majority of this deferred tax asset is offset in our balance sheet by the $30.7 million deferred tax liability that was recognized with the adoption of the updates to ASC 470-20 that were retroactively applied to May 16, 2007 (see below for additional information on the impact of adopting the updates to ASC 470-20).

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

Beginning July 1, 2009, we have accounted for the Notes in accordance with the updates to ASC 470-20. These new rules were applied retrospectively and, accordingly, balances affected by ASC 470-20 as of June 30, 2009 and for the three-month period ended September 30, 2008, have been adjusted to reflect the impacts of the update. The effects on prior period balances are described in Note 2 to the condensed consolidated financial statements included with this quarterly report.

In accordance with ASC 470-20, the Company accounts for the liability and the equity (conversion option) components of the Notes, and recognizes expense on the Notes, using an interest rate in effect for comparable debt instruments that do not contain conversion features. The effective interest rate for the Notes excluding its conversion option was determined to be 6.9 percent.

The fair value of the liability component of the Notes was calculated to be $221.9 million at May 16, 2007, the date of issuance. The excess of the $300.0 million of gross proceeds over the $221.9 million fair value of the liability component, or $78.1 million, represents the fair value of the equity component, which has been recorded, net of income tax effect, as additional paid-in capital within shareholders’ equity. This $78.1 million difference represents a debt discount that is amortized over the seven-year term of the Notes as a non-cash component of interest expense. While the new rules cause reported interest expense to increase, and correspondingly cause basic and diluted earnings per share to decrease, they have no effect on net cash flows.

We also have amounts due under promissory notes payable issued in connection with the May 2006 acquisition of Sophron Partners Limited. Principal amounts due under the promissory notes payable were 3.2 million pounds sterling as of

September 30, 2009. The promissory notes payable mature on June 30, 2010, but portions of these notes may be put back to the Company beginning January 1, 2010. The holders have the right to request payment of up to 50 percent of outstanding note principal beginning January 1, 2010, and up to 100 percent at any time between April 6, 2010 and the stated due date of June 30, 2010.

We also maintain two lines of credit in addition to the Revolving Facility, one in the U.K., and one under a joint venture. The total amount available under the line-of-credit facility in the U.K., which is cancelable at any time upon notice from the bank, is 0.5 million pounds sterling. The amount available under the joint venture’s line of credit is $1.5 million, and is scheduled to expire in September 2011. As of September 30, 2009, the Company had no outstanding borrowings under either of these lines of credit.

Cash and cash equivalents were $199.8 million and $208.5 million at September 30, 2009 and June 30, 2009, respectively. Our operating cash flow was $50.9 million for the three months ended September 30, 2009 as compared to $15.6 million in the same period a year ago. This increase in operating cash flows during the three months ended September 30, 2009 as compared to the year earlier quarter is due primarily to the profits earned during the current year quarter and our strong operational processes. Days-sales-outstanding were 59 at September 30, 2009, and were 62 at September 30, 2008.

We used cash in investing activities of $10.8 million and $3.0 million for the three months ended September 30, 2009 and 2008, respectively. The increase of $7.8 million was primarily the result of capital expenditures incurred in connection with our consolidation of office space in a new building under construction in Northern Virginia.

Cash used in financing activities was $48.5 million in the three months ended September 30, 2009 as compared to $20.0 million in the three months ended September 30, 2008. During the three months ended September 30, 2009, we prepaid $50.0 million of our Term Loan. During the three months ended September 30, 2008, we used $20.0 million to repurchase shares of our common stock pursuant to a plan approved by our Board of Directors in June 2008.

Cash flows from financing activities include proceeds received from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan totaling $3.7 million and $3.0 million during the three months ended September 30, 2009 and 2008, respectively. These amounts were offset by cash used to purchase stock to fulfill obligations under our Employee Stock Purchase Plan. Cash used to acquire stock was $0.9 million during each of the three month periods ended September 30, 2009 and 2008.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 to our consolidated financial statements for the year ended June 30, 2009 included in our Annual Report on Form 10-K for such period. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of September 30, 2009, we had no outstanding letters of credit. We have no other material off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps and caps. Our hedging relationships are with three different financial institutions that have been impacted by recent market conditions. If one of these financial institutions defaults on its obligations under our swap or cap agreements, we would have to find alternative methods to manage interest rate fluctuations or review and modify our hedging strategy. We believe that these financial institutions will be able to fulfill their obligations under their respective interest rate swap and cap agreements. A one percent change in interest rates on variable rate debt would have resulted in our interest expense fluctuating by $0.5 million for the three months ended September 30, 2009.

Approximately 3.8 percent and 3.4 percent of our total revenue in the three months ended September 30, 2009 and 2008, respectively, was derived from our international operations in the U.K. Our practice in the U.K. is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2009, we held pounds sterling in the U.K. equivalent to approximately $11.7 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2009.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Saleh, et al. v. Titan Corp., et al.

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of California, and transferred to the United States District Court for the District of Columbia, against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V., and former CACI employee Stephen A. Stefanowicz, among other defendants, seeking a permanent injunction, declaratory relief, compensatory and punitive damages, treble damages and attorney’s fees arising out of defendants’ alleged acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, on September 11, 2009, the United States Court of Appeals for the District of Columbia Circuit reversed the decision of the United States District Court for the District of Columbia with respect to CACI and dismissed the remaining claims against CACI. Plaintiffs are seeking a rehearing en banc in the appeal.

Ibrahim, et al. v. Titan Corp., et al.

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009 for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V. and Titan Corporation, seeking compensatory and punitive damages for physical injury, emotional distress, and/or wrongful death allegedly suffered as a result of defendants’ wrongful acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, on September 11, 2009, the United States Court of Appeals for the District of Columbia Circuit reversed the decision of the United States District Court for the District of Columbia with respect to CACI and dismissed the remaining claims against CACI. Plaintiffs are seeking a rehearing en banc in the appeal.

Al Shimari v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceeding in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio. The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc. Plaintiff seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Abbas, et al. v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceeding in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009 for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia. The lawsuit names CACI Premier Technology, Inc. and L-3 Services, Inc. as defendants. Plaintiff seeks, inter alia, compensatory damages, punitive damages and costs.

We are vigorously defending the above-described legal proceedings, and, based on our present knowledge of the facts, believe the lawsuits are completely without merit.

Item 1A.	Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009. There have been no material changes from the risk factors described in that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below are equity securities purchased during the three months ended September 30, 2009 in order to satisfy our obligations under the Employee Stock Purchase Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2009	19,915	$42.89	661,686	88,314
August 2009	—	—	—	—
September 2009	—	—	—	—

Total	19,915	$42.89	661,686	88,314

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company		8-K	July 11, 2003	4.1

31.1	Section 302 Certification Paul M. Cofoni	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Paul M. Cofoni	X

32.2	Section 906 Certification Thomas A. Mutryn	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: November 5, 2009	By:	/S/ PAUL M. COFONI
Paul M. Cofoni
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2009	By:	/S/ THOMAS A. MUTRYN
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 5, 2009	By:	/S/ CAROL P. HANNA
Carol P. Hanna
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)