Form 10-Q
period 2009-12-31
CACI INTERNATIONAL INC /DE/
filed 2010-02-05
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 1, 2010: CACI International Inc Common Stock, $0.10 par value, 30,140,370 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,
	2009	2008 (As Adjusted(1))
Revenue	$776,727	$672,507

Costs of revenue:
Direct costs	543,117	461,488
Indirect costs and selling expenses	172,603	153,981
Depreciation and amortization	13,546	11,789

Total costs of revenue	729,266	627,258

Income from operations	47,461	45,249
Interest expense, net	7,124	8,107

Income before income taxes	40,337	37,142
Income taxes	14,233	16,110

Net income before noncontrolling interest in earnings of joint venture	26,104	21,032
Noncontrolling interest in earnings of joint venture	(52)	(370)

Net income attributable to CACI	$26,052	$20,662

Basic earnings per share	$0.87	$0.69

Diluted earnings per share	$0.85	$0.68

Weighted-average basic shares outstanding	30,109	29,895

Weighted-average diluted shares outstanding	30,580	30,362

(1)	Certain amounts for the three months ended December 31, 2008 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended December 31,
	2009	2008 (As Adjusted(1))
Revenue	$1,516,245	$1,327,267

Costs of revenue:
Direct costs	1,053,657	905,033
Indirect costs and selling expenses	344,398	311,852
Depreciation and amortization	24,701	23,815

Total costs of revenue	1,422,756	1,240,700

Income from operations	93,489	86,567
Interest expense, net	14,386	16,161

Income before income taxes	79,103	70,406
Income taxes	28,918	29,785

Net income before noncontrolling interest in earnings of joint venture	50,185	40,621
Noncontrolling interest in earnings of joint venture	(278)	(379)

Net income attributable to CACI	$49,907	$40,242

Basic earnings per share	$1.66	$1.34

Diluted earnings per share	$1.64	$1.32

Weighted-average basic shares outstanding	30,071	29,999

Weighted-average diluted shares outstanding	30,522	30,465

(1)	Certain amounts for the six months ended December 31, 2008 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	December 31, 2009	June 30, 2009 (As Adjusted(1))
ASSETS
Current assets:
Cash and cash equivalents	$147,847	$208,488
Accounts receivable, net	534,935	477,025
Prepaid expenses and other current assets	49,570	39,319

Total current assets	732,352	724,832
Goodwill	1,161,780	1,083,750
Intangible assets, net	115,203	97,829
Property and equipment, net	57,633	30,923
Accounts receivable, long-term, net	6,978	8,677
Other long-term assets	65,089	60,068

Total assets	$2,139,035	$2,006,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,296	$9,464
Accounts payable	101,371	87,300
Accrued compensation and benefits	137,406	137,843
Other accrued expenses and current liabilities	105,072	83,297

Total current liabilities	352,145	317,904
Long-term debt, net of current portion	524,279	570,078
Deferred income taxes	43,358	29,266
Other long-term liabilities	119,117	59,223

Total liabilities	1,038,899	976,471

Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 39,255 and 39,091 shares issued and outstanding, respectively	3,926	3,909
Additional paid-in capital	447,539	425,993
Retained earnings	737,669	687,762
Accumulated other comprehensive loss	(4,480)	(3,248)
Noncontrolling interest in joint venture	2,153	1,875
Treasury stock, at cost (9,118 shares)	(86,671)	(86,683)

Total shareholders’ equity	1,100,136	1,029,608

Total liabilities and shareholders’ equity	$2,139,035	$2,006,079

(1)	Certain balances as of June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended December 31,
	2009	2008 (As Adjusted(1))
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before noncontrolling interest in earnings of joint venture	$50,185	$40,621
Reconciliation of net income before noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	24,701	23,815
Non-cash interest expense	5,160	4,822
Amortization of deferred financing costs	1,282	1,120
Stock-based compensation expense	12,745	9,077
Deferred income tax expense	1,896	5,392
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(51,110)	(46,175)
Prepaid expenses and other assets	(4,082)	6,735
Accounts payable and other accrued expenses	26,437	(1,640)
Accrued compensation and benefits	(4,614)	(13,432)
Income taxes payable and receivable	(4,957)	(11,163)
Other liabilities	9,506	(5,007)

Net cash provided by operating activities	67,149	14,165

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16,111)	(4,924)
Cash paid for business acquisitions, net of cash acquired	(62,004)	—
Other	(203)	(442)

Net cash used in investing activities	(78,318)	(5,366)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made under bank credit facilities	(52,114)	(2,174)
Proceeds from employee stock purchase plans	2,796	3,783
Proceeds from exercise of stock options	2,623	130
Repurchases of common stock	(1,743)	(21,868)
Other	558	(1,049)

Net cash used in financing activities	(47,880)	(21,178)

Effect of exchange rate changes on cash and cash equivalents	(1,592)	(2,701)

Net decrease in cash and cash equivalents	(60,641)	(15,080)
Cash and cash equivalents, beginning of period	208,488	120,396

Cash and cash equivalents, end of period	$147,847	$105,316

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$35,902	$29,188

Cash paid during the period for interest	$7,746	$10,848

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	$15,864	—

(1)	Certain amounts for the six months ended December 31, 2008 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008 (As Adjusted(1))	2009	2008 (As Adjusted(1))
Net income before noncontrolling interest in earnings of joint venture	$26,104	$21,032	$50,185	$40,621
Change in foreign currency translation adjustment	(750)	(10,409)	(2,230)	(17,090)
Effect of changes in actuarial assumptions and recognition of prior service cost under Accounting Standards Codification 715-30	—	—	(47)	—
Change in fair value of interest rate swap agreements, net	574	(942)	1,045	(953)

Comprehensive income	$25,928	$9,681	$48,953	$22,578

(1)	Certain amounts for the three and six months ended December 31, 2008 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

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

These notes to the unaudited condensed consolidated financial statements contain references to various standards of U.S. GAAP that are based on a new nomenclature instituted by the Financial Accounting Standards Board (the FASB). In June 2009, the FASB issued a new standard entitled The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which defines authoritative GAAP for nongovernmental entities to be comprised only of the FASB Accounting Standards Codification™ (the Codification) and, for SEC registrants, guidance issued by the SEC. This new standard states that effective July 1, 2009 the Codification became the authoritative source of U.S. GAAP and superseded all then existing non-SEC accounting and reporting standards.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Under ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events), the Company is required to carefully assess the existence or occurrence of any events occurring after December 31, 2009 that may require recognition or disclosure in the financial statements as of and for the three and six months ended December 31, 2009. The Company has evaluated all events and transactions that occurred after December 31, 2009 and through February 5, 2010, and found that during this period it did not have any subsequent events requiring recognition other than the event described in Note 16.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s long-term debt under its bank credit facilities is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The fair value of this long-term debt approximates its carrying value at December 31, 2009. The fair value of the Company’s $300.0 million of 2.125 percent convertible senior subordinated notes issued May 16, 2007 and that mature on May 16, 2014 (the Notes) is based on quoted market prices.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2009. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

2. New Accounting Pronouncements

Adoption of ASC 470-20 (formerly FSP 14-1) and ASC 810 (formerly SFAS No.160)

Effective July 1, 2009, the Company adopted the provisions of updates to ASC 470-20 and ASC 810.

ASC 470-20 governs the accounting for convertible debt with cash settlement options and accordingly applies to the Company’s convertible debt. Under this new standard, the Company separately accounts for the liability and equity (conversion option) components of the Notes, and recognizes interest expense on the Notes using an interest rate in effect for comparable debt instruments that do not contain conversion features. The effective interest rate used under the new standard, 6.9 percent, is significantly higher than the coupon rate of 2.125 percent previously used to record interest expense.

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

The updates to ASC 470-20 have the effect of significantly increasing interest expense with the amortization of the debt discount. Income tax expense decreases by the incremental benefit related to the increased interest expense, and net income and basic and diluted earnings per share decrease due to the after-tax effect of the incremental interest expense. The adoption of the updates to ASC 470-20 caused net income attributable to CACI and diluted earnings per share to decrease by $1.6 million and $0.05 per share and $3.1 million and $0.10 per share, respectively, for the three and six months ended December 31, 2009, respectively.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

While there is no effect on operating or total cash flows, certain amounts within the cash flows from operating activities are retroactively adjusted to reflect the impact of changes to ASC 470-20 for the six months ended December 31, 2008.

The retroactive effects of the ASC 470-20 updates on the Company’s financial position as of June 30, 2009, and on the results of operations and cash flows for the three and six months ended December 31, 2008, are shown in the tables below. Current period balances related to the convertible debt and interest expense thereon are described in Note 7.

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

In accordance with the provisions of ASC 810, the Company retrospectively reclassified the “Minority interest in joint venture” balance associated with its investment in eVenture Technology, LLC (eVentures) previously included in “Other long-term liabilities” in the consolidated balance sheet to a new component of shareholders’ equity entitled “Noncontrolling interest in joint venture”. In the Statement of Operations for the three and six months ended December 31, 2008, the Company retrospectively included the minority interest in earnings of the joint venture within its consolidated net income before noncontrolling interest in earnings of joint venture, and deducted the same amount to derive net income attributable to CACI.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The impact of the updates to ASC 470-20 and ASC 810 on the Company’s results of operations for the three and six months ended December 31, 2008 is as follows (in thousands, except per share data):

	Three Months Ended December 31, 2008
		Effects of Retroactively Adopting Accounting Standard Updates to:
	As Previously Reported	ASC 470-20	ASC 810	As Adjusted
Interest expense and other, net	$6,122	$2,355	$(370)	$8,107

Income before income taxes	$39,127	$(2,355)	$370	$37,142
Income taxes	17,035	(925)	—	16,110

Net income before noncontrolling interest in earnings of joint venture	$22,092	$(1,430)	$370	$21,032

Noncontrolling interest in earnings of joint venture		—	(370)	(370)

Net income attributable to CACI		$(1,430)	$—	$20,662

Basic earnings per share	$0.74	$(0.05)	$—	$0.69

Diluted earnings per share	$0.73	$(0.05)	$—	$0.68

Weighted-average basic shares outstanding	29,895	—	—	29,895

Weighted-average diluted shares outstanding	30,362	—	—	30,362

	Six Months Ended December 31, 2008
		Effects of Retroactively Adopting Accounting Standard Updates to:
	As Previously Reported	ASC 470-20	ASC 810	As Adjusted
Interest expense and other, net	$11,862	$4,678	$(379)	$16,161

Income before income taxes	$74,705	$(4,678)	$379	$70,406
Income taxes	31,622	(1,837)	—	29,785

Net income before noncontrolling interest in earnings of joint venture	$43,083	$(2,841)	$379	$40,621

Noncontrolling interest in earnings of joint venture		—	(379)	(379)

Net income attributable to CACI		$(2,841)	$—	$40,242

Basic earnings per share	$1.44	$(0.10)	$—	$1.34

Diluted earnings per share	$1.41	$(0.09)	$—	$1.32

Weighted-average basic shares outstanding	29,999	—	—	29,999

Weighted-average diluted shares outstanding	30,465	—	—	30,465

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

The impact of the updates to ASC 470-20 and ASC 810 on the Company’s statement of cash flows for the six months ended December 31, 2008 is as follows (in thousands):

	Six Months Ended December 31, 2008
		Effects of Retroactively Adopting Accounting Standard Updates to:
	As Previously Reported	ASC 470-20	ASC 810	As Adjusted
Cash Flows from Operating Activities:
Net income before non-controlling interests	$43,083	$(2,841)	$379	$40,621
Non-cash interest expense	—	4,822	—	4,822
Amortization of deferred financing costs	1,264	(144)	—	1,120
Deferred income tax expense (benefit)	7,229	(1,837)	—	5,392
Changes in other liabilities	(4,466)	—	(541)	(5,007)
Net cash provided by operating activities	14,327	—	(162)	14,165

Cash Flows from Financing Activities:
Other activities	(1,211)	—	162	(1,049)
Net cash used in financing activities	(21,340)	—	162	(21,178)

Other New Accounting Pronouncements

In December 2007, the FASB issued ASC 805, Business Combinations (formerly SFAS No. 141 (revised 2007), Business Combinations). ASC 805 establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in connection with a business combination; recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase; and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. For CACI, ASC 805 is effective for business combinations completed on or after July 1, 2009. The adoption of ASC 805 did not affect the Company’s financial position or its results of operations.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Acquisitions

During the three months ended December 31, 2009, the Company completed acquisitions of a business in the United Kingdom which builds complex transactional websites for commercial clients and another in the United States which provides commercial security technology services. The total consideration paid at closing for these two businesses was approximately $66.6 million. In addition, the Company may be required to pay additional consideration of up to a total of approximately $37.5 million based upon events to occur subsequent to the acquisition dates. The Company has recognized estimated fair values of the assets acquired and liabilities assumed, including recognizing a liability for the fair value of the potential additional consideration, and has preliminarily allocated approximately $80 million to goodwill and $35 million to other intangible assets, primarily acquired technology, computer software, and customer relationships. The Company is in the process of completing its detailed valuations. The final results of the valuations may differ from management’s estimates currently recorded and the balances will be adjusted to reflect the final results. During the three months ended December 31, 2009, the acquired businesses generated approximately $7.3 million of revenue from the dates of acquisition through December 31, 2009.

See Note 16 for additional information on an acquisition completed subsequent to December 31, 2009.

4. Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (cost approximates fair value) (in thousands):

	December 31, 2009	June 30, 2009
Money market funds	$51,923	$206,374
Cash	95,924	2,114

Total cash and cash equivalents	$147,847	$208,488

5. Accounts Receivable

Total accounts receivable, net of allowance for doubtful accounts of $3.2 million at December 31, 2009 and $3.5 million at June 30, 2009, consisted of the following (in thousands):

	December 31, 2009	June 30, 2009
Billed receivables	$423,217	$384,421
Billable receivables at end of period	73,052	71,341
Unbilled receivables pending receipt of contractual documents authorizing billing	38,666	21,263

Total accounts receivable, current	534,935	477,025
Unbilled receivables, retainages and fee withholdings expected to be billed beyond the next 12 months	6,978	8,677

Total accounts receivable, net	$541,913	$485,702

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2009	June 30, 2009
Customer contracts and related customer relationships	$248,935	$233,531
Acquired technology and in-process research and development	19,150	—
Covenants not to compete	2,402	2,409
Other	847	851

Intangible assets	271,334	236,791
Less accumulated amortization	(156,131)	(138,962)

Total intangible assets, net	$115,203	$97,829

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all intangible assets as of December 31, 2009 is 8.2 years, and the weighted-average remaining period of amortization is 6.0 years. See Note 3 for information on acquisitions completed since July 1, 2009. Expected amortization expense for the remainder of the fiscal year ending June 30, 2010, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2010 (six months)	$19,521
2011	33,743
2012	21,880
2013	14,160
2014	10,999
Thereafter	14,900

Total intangible assets, net	$115,203

7. Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2009	June 30, 2009 (As Adjusted(1))
Convertible notes payable	$300,000	$300,000
Bank credit facility – term loans	280,139	331,625
U.K. notes payable	5,323	5,336
Bank credit facility – revolver	—	628

Principal amount of long-term debt	585,462	637,589
Less unamortized discount	(52,887)	(58,047)

Total long-term debt	532,575	579,542
Less current portion	(8,296)	(9,464)

Long term debt, net of current portion	$524,279	$570,078

(1)	Balances related to convertible notes payable have been retroactively adjusted to reflect the updates to ASC 470-20. See Note 2.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $240.0 million, with an expiration date of May 3, 2011, and annual sub-limits on amounts borrowed for acquisitions. The Revolving Facility contains an accordion feature under which the facility may be expanded to $450.0 million with applicable lender approvals. The Revolving Facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the Revolving Facility, based on its leverage ratio, as defined in the Credit Facility. Any outstanding balances under the Revolving Facility are due in full May 3, 2011. As of December 31, 2009, the Company had no borrowings outstanding under the Revolving Facility and no outstanding letters of credit.

The Term Loan is a secured facility under which principal payments are due in quarterly installments of $0.7 million at the end of each fiscal quarter through March 2011, and the balance is due in full on May 3, 2011. In July 2009, the Company made a $50.0 million prepayment on the Term Loan. From time to time the Company may make additional prepayments based on cash flows, working capital requirements and other capital needs.

Borrowings under both the Revolving Facility and the Term Loan bear interest at rates based on the London Inter-Bank Offered Rate (LIBOR), or the higher of the prime rate or the federal funds rate plus 0.5 percent, as elected by the Company, in each case plus applicable margins based on the Company’s leverage ratio as determined quarterly. For the three months ended December 31, 2009 and 2008, the effective interest rate, excluding the effect of amortization of debt financing costs, for borrowings under the Credit Facility, was 2.97 percent and 4.41 percent, respectively.

The Credit Facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, a maximum leverage ratio and a maximum senior leverage ratio. Substantially all of the Company’s assets serve as collateral under the Credit Facility. As of December 31, 2009, the Company was in compliance with all of the financial covenants of the Credit Facility.

The Company has capitalized a total of $10.2 million of debt issuance costs associated with the origination of and subsequent amendments to the Credit Facility. All capitalized debt financing costs are being amortized from the date incurred to the expiration date of the Credit Facility. The unamortized balance of $1.8 million and $2.6 million at December 31, 2009 and June 30, 2009, respectively, is included in other long-term assets on the accompanying condensed consolidated balance sheets.

Cash Flow Hedges

In December 2007, the Company entered into two interest rate swap agreements (the 2007 Swap) under which it exchanged floating-rate interest payments for fixed-rate interest payments on a notional amount of debt totaling $100.0 million. The agreements provided for swap payments over a twenty-four month period beginning in December 2007 and were settled on a quarterly basis. The weighted-average fixed interest rate provided by the agreements was 4.04 percent. The 2007 Swap expired in December 2009.

In June 2008, the Company entered into an interest rate cap agreement under which the floating-rate interest payments on a notional amount of debt of $68.0 million are capped at 7 percent (the 2008 Cap). The 2008 Cap became effective June 11, 2008 for a period of two years and provides for quarterly settlements, when applicable.

The Company accounts for its interest rate swap and cap agreements under the provisions of ASC 815 and has determined that its swap and cap agreements qualify as effective hedges. The increases in fair value of the 2007 Swap of $0.9 million and $1.7 million, net of an income tax effect of $0.3 million and $0.7 million, respectively, are reported as other comprehensive income in the accompanying consolidated statement of comprehensive income for the three and six months ended December 31, 2009, respectively. The fair value of the 2008 Cap as of December 31, 2009 and the changes thereof during the six months ended December 31, 2009 are insignificant.

The amounts paid and received on the 2007 Swap, and any amounts that may be paid or received on the 2008 Cap, are recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred.

The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations. The Company does not hold or issue derivative financial instruments for trading purposes and does not consider its risk of loss in the event of nonperformance by any counterparty under derivative financial instrument agreements to be significant. Although derivative financial instruments expose the Company to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched exposures.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

The effects of derivative instruments in the condensed consolidated statements of operations and accumulated other comprehensive loss for the three and six months ended December 31, 2009 and 2008 are as follows (in thousands):

	Derivatives in ASC 815 cash flow hedging relationships
	Interest Rate Swaps
	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Gain (loss) recognized in comprehensive income (effective portion)	$574	$(942)	$1,045	$(953)

Loss reclassified to earnings from accumulated other comprehensive loss (effective portion)	$(944)	$(307)	$(1,817)	$(562)
Gain recognized in earnings (ineffective portion)	—	—	—	—

	$(944)	$(307)	$(1,817)	$(562)

The fair values and the classification of derivatives within the consolidated balance sheets are disclosed in Note 14.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of December 31, 2009, none of the conditions permitting conversion of the Notes had been satisfied.

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

The Notes are accounted for under the updated provisions of ASC 470-20, which were adopted by the Company effective July 1, 2009. This accounting standard update was required to be applied retrospectively and accordingly balances affected by changes to ASC 470-20 as of June 30, 2009 and for the three and six month periods ended December 31, 2008, have been adjusted to reflect the impacts of the update. The effects on previously reported balances are described in Note 2.

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

The fair value of the liability component of the Notes was calculated to be $221.9 million at May 16, 2007, the date of issuance. The excess of the $300.0 million of gross proceeds over the $221.9 million fair value of the liability component, or $78.1 million, represents the fair value of the equity component, which has been recorded, net of income tax effect, as additional paid-in capital within shareholders’ equity. This $78.1 million difference represents a debt discount that is amortized over the seven-year term of the Notes as a non-cash component of interest expense. For the three and six months ended December 31, 2009 and 2008, the components of interest expense related to the Notes were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Coupon interest	$1,594	$1,594	$3,188	$3,188
Non-cash amortization of discount	2,598	2,427	5,160	4,822
Amortization of issuance costs	205	205	410	410

Total	$4,397	$4,226	$8,758	$8,420

The balance of the unamortized discount as of December 31, 2009 and June 30, 2009, was $52.9 million and $58.0 million, respectively. The discount will continue to be amortized as additional, non-cash interest expense over the remaining term of the Notes (through May 1, 2014) using the effective interest method as follows (in thousands):

Fiscal year ending June 30,	Amount Amortized During Period
2010 (six months)	$5,339
2011	11,235
2012	12,024
2013	12,868
2014	11,421

$52,887

The fair value of the Notes as of December 31, 2009 was $295.5 million based on quoted market values.

The contingently issuable shares related to the Notes are not included in CACI’s diluted share count for the three or six months ended December 31, 2009 or 2008, because CACI’s average stock price during those periods was below the conversion price. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. In connection with the adoption of the updates to ASC 470-20, the Company reclassified the remaining $2.0 million of debt issuance costs attributable to the embedded conversion option from other long-term assets to additional paid-in capital. This adjustment was applied retroactively to the date of issue and has the effect of decreasing interest expense over the term of the Notes by $0.3 million annually. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Other

In connection with its investment in eVentures, a joint venture between the Company and ActioNet, Inc., eVentures entered into a $1.5 million revolving credit facility (the JV Facility). The JV Facility is a four-year, guaranteed facility that permits continuously renewable borrowings of up to $1.5 million with an expiration date of the earliest of September 14, 2011; the date of any restatement, refinancing, or replacement of the Credit Facility without the lender acting as the sole and exclusive administrative agent; or termination of the Credit Facility. Borrowings under the JV Facility bear interest at the lender’s prime rate plus 1.0 percent. eVentures pays a fee of 0.25 percent on the unused portion of the JV Facility. As of December 31, 2009, eVentures had no borrowings outstanding under the JV Facility.

The aggregate maturities of long-term debt at December 31, 2009 are as follows (in thousands):

Twelve months ending December 31,
2010	$8,296
2011	277,166
2012	—
2013	—
2014	300,000

585,462
Less unamortized discount	(52,887)

Total long-term debt	$532,575

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

9. Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Stock-based compensation included in indirect costs and selling expenses:
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	$2,309	$2,467	$4,619	$5,269
Restricted stock and restricted stock unit (RSU) expense	3,765	1,466	8,126	3,808

Total stock-based compensation expense	$6,074	$3,933	$12,745	$9,077

Income tax benefit recognized for stock-based compensation expense	$2,134	$1,733	$4,676	$3,842

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

Prior to June 2007, the Company issued equity instruments to its key employees in the form of non-qualified stock options and either RSUs or shares of restricted stock. Effective in June 2007, the Company began issuing SSARs instead of non-qualified stock options. RSUs and shares of restricted stock granted through June 2008 vest based on the passage of time and continued service as an employee of the Company. For its annual grants made in August 2008 and August 2009, the Company issued RSUs for which vesting is based on achievement of a performance metric in addition to grantee service (performance-based RSUs). For performance-based RSUs, vesting is initially dependent upon the net after-tax profit (NATP) reported by the Company for the fiscal year ending June 30, 2010. The maximum number of RSUs which will vest is based on the achievement of a certain NATP which is established annually by the Company’s Board of Directors. No RSUs will vest if NATP is less than a pre-defined minimum amount. In addition, vesting is contingent upon grantee service. Once the NATP for the year ending June 30, 2010 is determined, grantees

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

will then vest in the underlying shares in increments of one-third on an annual basis beginning two years after the grant date for the performance-based RSUs granted in August 2008, and increments of one-fourth on an annual basis beginning one year after the grant date for performance-based RSUs granted in August 2009. All performance-based RSUs awarded for a given NATP level and for which service requirements are fulfilled will have fully vested four years after the grant date.

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

Upon the exercise of stock options and SSARs, and the vestings of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by either issuing new shares of authorized common stock or by issuing shares from treasury. In November 2009, the Company’s shareholders voted to increase the number of shares that may be issued under the 2006 Plan in the form of RSUs or unrestricted stock from 1,500,000 shares to 2,500,000 shares. The number of shares authorized by shareholders for grants under the 2006 Plan and the 1996 Plan was 10,950,000 as of December 31, 2009. The aggregate number of grants that may be made under the 2006 Plan may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of December 31, 2009, cumulative grants of 10,680,094 equity instruments underlying the shares authorized for the Plan have been awarded, and 2,028,288 of these instruments have been forfeited.

Activity related to SSARs/non-qualified stock options and RSUs/restricted shares issued under the 1996 and 2006 Plans during the six months ended December 31, 2009 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs/ Restricted Shares
Outstanding, June 30, 2009	3,379,045	578,814
Granted	—	491,181
Exercised/Issued	(97,492)	(82,559)
Forfeited/Lapsed	(12,802)	(7,500)

Outstanding, December 31, 2009	3,268,751	979,936

Weighted average grant date fair value for RSUs/restricted shares		$45.95

Non-qualified stock options granted prior to January 1, 2004 lapse and are no longer exercisable if not exercised within ten years of the date of grant. Equity instruments granted on or after January 1, 2004 have a term of seven years. For SSAR and stock option awards, grantees whose employment has terminated have 60 days after their termination date to exercise vested SSARs and stock options, or they forfeit their right to the instruments. Grantees whose employment is terminated due to death or permanent disability will vest in 100 percent of their equity instrument grants. Also, effective for grants made on or after July 1, 2004, grantees who were age 62 on or before July 1, 2008 who retire on or after age 65 will vest in 100 percent of their equity instrument grants upon retirement, with the exception of performance-based RSUs, which must be held at least until the measurement period is complete. Grantees who were not age 62 on or before July 1, 2008, who retire on or after age 62, vest in a prorated portion of their equity instrument grants upon retirement, based upon their service during the vesting period, with the exception of performance-based RSUs, which must be held until the measurement period is complete. During the six months ended December 31, 2009 and 2008, the Company recognized $0.7 million and $0.9 million, respectively, of incremental, accelerated stock compensation expense for awards made to employees who were either nearing or had reached the applicable retirement age at the date of grant.

As of December 31, 2009, there was $13.3 million of total unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted average period of 2.3 years, and $30.1 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 2.9 years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), the Management Stock Purchase Plan (MSPP), and the Director Stock Purchase Plan (DSPP) in November 2002, and implemented these plans beginning July 1, 2003. In November 2009, the ESPP was amended to increase the number of shares authorized for grant by 250,000. These plans provide employees, management, and directors with an opportunity to acquire or increase ownership interest in the Company through the purchase of shares of the Company’s common stock, subject to certain terms and conditions. There are 1,000,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of each quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory under ASC 718-50, Compensation-Stock Compensation-Employee Stock Purchase Plans, (formerly a part of SFAS No. 123R Share Based Payment). Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of December 31, 2009, participants have purchased 680,637 shares under the ESPP at a weighted-average price per share of $44.89. Of these shares, 18,951 were purchased during the three months ended December 31, 2009, at a weighted-average price per share of $44.91. To satisfy its obligations under the ESPP, the Company will either purchase shares in the open market or issue shares previously acquired and held in treasury. During the three months ended December 31, 2009, the Company purchased 18,951 shares in the open market to fulfill the employees’ share purchases.

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

Activity related to the MSPP and DSPP during the six months ended December 31, 2009 is as follows:

	MSPP	DSPP
RSUs outstanding, June 30, 2009	60,733	162
Granted	28,361	131
Issued	(13,117)	—
Forfeited	(1,493)	—

RSUs outstanding, December 31, 2009	74,484	293

Weighted average grant date fair value as adjusted for the applicable discount	$39.46

Weighted average grant date fair value		$47.71

11. Earnings Per Share

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008 (As Adjusted(1))	2009	2008 (As Adjusted(1))
Net income attributable to CACI	$26,052	$20,662	$49,907	$40,242

Weighted average number of basic shares outstanding during the period	30,109	29,895	30,071	29,999
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	471	467	451	466

Weighted average number of diluted shares outstanding during the period	30,580	30,362	30,522	30,465

Basic earnings per share	$0.87	$0.69	$1.66	$1.34

Diluted earnings per share	$0.85	$0.68	$1.64	$1.32

(1)	Reflects the retroactive adoption of new accounting standards. See Note 2.

Shares outstanding during the three and six months ended December 31, 2009 and 2008, reflect the August 2008 repurchase of 0.4 million shares of CACI’s common stock pursuant to a share repurchase program approved by the Company’s Board of Directors in June 2008.

12. Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Internal Revenue Service recently completed its field audit of the Company’s consolidated federal income tax returns for the years ended June 30, 2005 through 2007 and earlier years in connection with amended returns and carryback claims filed by the Company. The Company expects to receive the refunds reflected on its amended returns and carryback claims, as adjusted for the results of the field audit, before the end of the Company’s fiscal year ending June 30, 2010. The resolution of the issues under examination in connection with the adjustments reflected on its amended returns and carryback claims caused a reduction in the Company’s liability for unrecognized tax benefits of $6.7 million and a corresponding increase in additional paid-in capital and did not affect the Company’s results of operations, financial condition or cash flows. The Company is currently under examination by four state jurisdictions and one foreign jurisdiction for years ended June 30, 2004 through June 30, 2006. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of December 31, 2009 and June 30, 2009 was $5.7 million and $11.9 million, respectively. The Company believes that the total amount of unrecognized tax benefits, if recognized, would not have a material effect on its effective tax rate.

During the three and six month periods ended December 31, 2009, the Company’s income tax expense was favorably impacted by non-taxable gains on assets invested in corporate-owned life insurance (COLI) policies and by interest earned for refunds due on prior year tax returns.

13. Business Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide professional services and information technology solutions to its customers. Its customers are primarily U.S. federal government agencies. The Company does not measure revenue or profit by its

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

	Domestic	International	Total
Three Months Ended December 31, 2009
Revenue from external customers	$745,860	$30,867	$776,727
Net income attributable to CACI	23,977	2,075	26,052
Three Months Ended December 31, 2008
Revenue from external customers	$654,360	$18,147	$672,507
Net income attributable to CACI (as adjusted(1))	19,558	1,104	20,662

Six Months Ended December 31, 2009
Revenue from external customers	$1,457,623	$58,622	$1,516,245
Net income attributable to CACI	45,826	4,081	49,907
Six Months Ended December 31, 2008
Revenue from external customers	$1,286,675	$40,592	$1,327,267
Net income attributable to CACI (as adjusted(1))	38,035	2,207	40,242

(1)	Reflects the retroactive adoption of new accounting standards. See Note 2.

14. Fair Value of Financial Instruments

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of December 31, 2009, the Company’s financial instruments measured at fair value included non-COLI money market investments and mutual funds held in the Company’s supplemental retirement plan, the obligations to participants under the same plan, contingent consideration in connection with business combinations completed since June 30, 2009 and the Company’s interest rate cap agreement. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	Fair Value
Non-COLI assets held in Supplemental Retirement Plan	Long-term asset	Level 1	$5,276
Obligations under Supplemental Retirement Plan	Current liability	Level 2	$2,592
Obligations under Supplemental Retirement Plan	Long-term liability	Level 2	$49,449

Interest rate caps	—	Level 2	—
Contingent consideration	Long-term liability	Level 3	$35,100

Changes in the fair value of the assets held in the supplemental retirement plan, as well as changes in the related deferred compensation obligation, are recorded in indirect costs and selling expense. The Company is in the process of completing its detailed valuations of the contingent consideration for the two acquisitions completed during the three months ended December 31, 2009. The final results of the valuations may differ from management’s estimates currently recorded and the balances will be adjusted to reflect the final results. After the valuations of the contingent consideration as of the acquisition dates are finalized, they will be re-measured each reporting period and any changes will be recognized in the Company’s statement of operations for such period.

15. Joint Venture Investments

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

16. Subsequent Event

On February 1, 2010, the Company completed its acquisition of SystemWare, Inc., which provides unique solutions for cyber security and counterintelligence applications. The total consideration paid at closing was $20.0 million. In addition, the Company may be required to pay additional consideration of up to $12.0 million based on events to occur subsequent to the acquisition date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and the United Kingdom, including conditions that result from a prolonged recession; terrorist activities or war; changes in interest rates; currency fluctuations; significant fluctuations in the equity markets; changes in our effective tax rate; finalization of accounting for business combinations, including valuation of intangibles and contingent consideration; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism, rebuilding Iraq, or an economic stimulus package; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government investigations into allegations of improper actions related to the provision of services in support of U.S. military operations in Iraq; the results of government audits and reviews conducted by the Defense Contract Audit Agency or other governmental entities with cognizant oversight; the insourcing of contractor positions by the government; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, and (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; the ability to successfully integrate the operations of our recent acquisitions; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our Securities and Exchange Commission filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We are a leading provider of professional services and information technology solutions to the U.S. government. We derived 94.8 percent and 95.8 percent of our revenue during the six months ended December 31, 2009 and 2008, respectively, from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments and commercial customers. Our major service offerings are as follows:

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

Results of Operations for the Three Months Ended December 31, 2009 and 2008

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended December 31, 2009 and 2008, respectively:

	Three Months Ended December 31,				Change
(dollars in thousands)	2009		2008		$	%
Department of Defense (DoD)	$602,667	77.6%	$506,747	75.3%	$95,920	18.9%
Federal civilian agencies	129,800	16.7	139,720	20.8	(9,920)	(7.1)
Commercial and other	40,161	5.2	20,831	3.1	19,330	92.8
State and local governments	4,099	0.5	5,209	0.8	(1,110)	(21.3)

Total	$776,727	100.0%	$672,507	100.0%	$104,220	15.5%

For the three months ended December 31, 2009, total revenue increased by 15.5 percent, or $104.2 million, over the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD and was generated both from organic growth and from acquisitions completed since September 30, 2008. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the three months ended December 31, 2009 was $16.5 million, of which $10.1 related to acquisitions completed in the U.K. and $6.4 related to the October 2009 acquisition of a U.S. commercial security technology company.

Revenue from existing operations increased by 13.0 percent, or $87.7 million, for the three months ended December 31, 2009. This organic growth was driven by both an increase in our direct labor and an increase in other direct costs (ODCs). ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 18.9 percent, or $95.9 million, for the three months ended December 31, 2009, as compared to the same period a year ago. All of the DoD revenue growth was attributable to existing operations. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the commands in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies decreased 7.1 percent, or $9.9 million, for the three months ended December 31, 2009, as compared to the same period a year ago. This decrease is primarily attributable to revenue earned in the three months ended December 31, 2008 on projects that were substantially completed prior to June 30, 2009. Approximately 14.6 percent of the federal civilian agency revenue for the quarter was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $19.0 million and $17.6 million for the three months ended December 31, 2009 and 2008, respectively.

Commercial revenue increased 92.8 percent, or $19.3 million, during the three months ended December 31, 2009, as compared to the same period a year ago. Of this increase $16.5 million came from our recent acquisitions. Commercial revenue is derived from both international and domestic operations. International operations accounted for 76.9 percent, or $30.9 million, of total commercial revenue, while domestic operations accounted for 23.1 percent, or $9.3 million. The increase in organic commercial revenue came from operations within the U.K. and was primarily caused by the improved performance of our U.K. operations during the quarter.

Revenue from state and local governments decreased by 21.3 percent, or $1.1 million, for the three months ended December 31, 2009, as compared to the same period a year ago. Revenue from state and local governments represented less than 1.0 percent of our total revenue for both the three months ended December 31, 2009 and 2008. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended December 31, 2009 and 2008, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended December 31,		Three Months Ended December 31,		Change
(dollars in thousands)	2009	2008 (As Adjusted(1))	2009	2008 (As Adjusted(1))	$	%
Revenue	$776,727	$672,507	100.0%	100.0%	$104,220	15.5%

Costs of revenue
Direct costs	543,117	461,488	69.9	68.6	81,629	17.7
Indirect costs and selling expenses	172,603	153,981	22.2	22.9	18,622	12.1
Depreciation and amortization	13,546	11,789	1.8	1.8	1,757	14.9

Total costs of revenue	729,266	627,258	93.9	93.3	102,008	16.3

Income from operations	47,461	45,249	6.1	6.7	2,212	4.9
Interest expense, net	7,124	8,107	0.9	1.2	(983)	(12.1)

Income before income taxes	40,337	37,142	5.2	5.5	3,195	8.6
Income taxes	14,233	16,110	1.8	2.4	(1,877)	(11.7)

Net income before noncontrolling interest in earnings of joint venture	26,104	21,032	3.4	3.1	5,072	24.1
Noncontrolling interest in earnings of joint venture	(52)	(370)	—	—	318	N/A

Net income attributable to CACI	$26,052	$20,662	3.4%	3.1%	$5,390	26.1%

(1)

Certain amounts for the three months ended December 31, 2008 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2 in the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Income from operations for the three months ended December 31, 2009 was $47.5 million. This was an increase of $2.2 million, or 4.9 percent, from income from operations of $45.2 million for the three months ended December 31, 2008. Our operating margin was 6.1 percent down from the 6.7 percent during the same period a year ago.

As a percentage of revenue, direct costs were 69.9 percent and 68.6 percent for the three months ended December 31, 2009 and 2008, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $196.1 million and $181.7 million for the three months ended December 31, 2009 and 2008, respectively. This increase in direct labor was attributable primarily to organic growth. ODCs were $347.1 million and $279.8 million during the three months ended December 31, 2009 and 2008, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR integration services within our Strategic Services Sourcing contract.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 22.2 percent and 22.9 percent for the three months ended December 31, 2009 and 2008, respectively. The decrease in indirect costs and selling expenses as a percentage of revenue was primarily a result of controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect costs and selling expenses. These decreases were partially offset by higher stock compensation expense, which increased from $3.9 million for the three months ended December 31, 2008 to $6.1 million for the three months ended December 31, 2009. This increase resulted from adjusting stock compensation expense attributable to the August 2008 performance-based RSU grant based upon the current estimate of performance during the performance measurement period.

Depreciation and amortization expense was $13.5 million and $11.8 million for the three months ended December 31, 2009 and 2008, respectively. The increase of $1.8 million, or 14.9 percent, was primarily the result of increased amortization expense attributable to acquired intangibles.

Interest expense, net decreased $1.0 million, or 12.1 percent, during the three months ended December 31, 2009 as compared to the same period a year ago. The decrease was primarily due to lower interest rates and the July 2009 $50.0 million prepayment on our term loan.

The effective tax rate was 35.3 percent and 43.8 percent during the three months ended December 31, 2009 and 2008, respectively. The lower tax rate reported in the second quarter of FY2010 was primarily attributable to non-taxable gains on assets invested in corporate-owned life insurance policies to date compared to non-deductible losses incurred in the same period of last year. If gains or losses on these investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2010.

Results of Operations for the Six Months Ended December 31, 2009 and 2008

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the six months ended December 31, 2009 and 2008, respectively:

	Six Months Ended December 31,				Change
(amounts in thousands)	2009		2008		$	%
Department of Defense	$1,174,962	77.5%	$999,708	75.3%	$175,254	17.5%
Federal civilian agencies	262,747	17.3	271,551	20.5	(8,804)	(3.2)
Commercial and other	69,220	4.6	45,515	3.4	23,705	52.1
State and local governments	9,316	0.6	10,493	0.8	(1,177)	(11.2)

Total	$1,516,245	100.0%	$1,327,267	100.0%	$188,978	14.2%

For the six months ended December 31, 2009, total revenue increased by 14.2 percent, or $189.0 million, over the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD customers and was generated from both organic growth and acquisitions completed since June 30, 2008. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the six months ended December 31, 2009 was $24.0 million, of which $17.6 million related to acquisitions completed in the U.K. and $6.4 million related to the October 2009 acquisition of a U.S. commercial security technology company.

Revenue from existing operations increased by 12.4 percent or $165.0 million, for the six months ended December 31, 2009. This organic growth was driven by both an increase in our direct labor and a significant increase in ODCs. ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 17.5 percent, or $175.3 million, for the six months ended December 31, 2009, as compared to the same period a year ago. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the commands in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies decreased 3.2 percent, or $8.8 million, for the six months ended December 31, 2009, as compared to the same period a year ago. Approximately 14.2 percent of the federal civilian agency revenue for the year was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $37.3 million and $36.0 million for the six months ended December 31, 2009 and 2008, respectively. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial revenue increased 52.1 percent, or $23.7 million, during the six months ended December 31, 2009, as compared to the same period a year ago. This increase is attributable to our recent acquisitions. Commercial revenue is derived from both international and domestic operations. International operations accounted for 84.7 percent, or $58.6 million, of total commercial revenue, while domestic operations accounted for 15.3 percent, or $10.6 million.

Revenue from state and local governments decreased by 11.2 percent, or $1.2 million, for the six months ended December 31, 2009, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the six months ended December 31, 2009 and 2008. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the six months ended December 31, 2009 and 2008, respectively.

	Dollar Amount		Percentage of Revenue
	Six Months Ended December 31,		Six Months Ended December 31,		Change
(dollars in thousands)	2009	2008 (As Adjusted(1))	2009	2008	$	%
Revenue	$1,516,245	$1,327,267	100.0%	100.0%	$188,978	14.2%

Costs of revenue
Direct costs	1,053,657	905,033	69.5	68.2	148,624	16.4
Indirect costs and selling expenses	344,398	311,852	22.7	23.5	32,546	10.4
Depreciation and amortization	24,701	23,815	1.6	1.8	886	3.7

Total costs of revenue	1,422,756	1,240,700	93.8	93.5	182,056	14.7

Income from operations	93,489	86,567	6.2	6.5	6,922	8.0
Interest expense, net	14,386	16,161	1.0	1.2	(1,775)	(11.0)

Income before income taxes	79,103	70,406	5.2	5.3	8,697	12.4
Income taxes	28,918	29,785	1.9	2.3	(867)	(2.9)

Net income before noncontrolling interest in earnings of joint venture	50,185	40,621	3.3	3.0	9,564	23.5
Noncontrolling interest in earnings of joint venture	(278)	(379)	—	—	101	(26.6)

Net income attributable to CACI	$49,907	$40,242	3.3%	3.0%	$9,665	24.0%

(1)

Certain amounts for the six months ended December 31, 2008 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2 in the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Income from operations for the six months ended December 31, 2009 was $93.5 million. This is an increase of $6.9 million, or 8.0 percent, from income from operations of $86.6 million for the six months ended December 31, 2008. Our operating margin was 6.2 percent down from 6.5 percent during the same period a year ago.

As a percentage of revenue, direct costs were 69.5 percent and 68.2 percent for the six months ended December 31, 2009 and 2008, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $392.8 million and $363.4 million for the six months ended December 31, 2009 and 2008, respectively. This increase in direct labor was attributable to both organic growth and acquisitions completed since June 30, 2008. ODCs were $660.9 million and $541.6 million during the six months ended December 31, 2009 and 2008, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR integration services within our S3 contract along with the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 22.7 percent and 23.5 percent for the six months ended December 31, 2009 and 2008, respectively. The fluctuation experienced during these periods is primarily the result of integrating acquired businesses, controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect cost and selling expenses. A component of indirect costs and selling expenses is stock compensation expense. Total stock compensation expense was $12.7 million and $9.1 million for the six months ended December 31, 2009 and 2008, respectively, and increased primarily as a result of adjusting performance-based RSU expense to reflect higher estimated net after-tax income earned during the performance measurement period.

Depreciation and amortization expense was $24.7 million and $23.8 million for the six months ended December 31, 2009 and 2008, respectively. This increase of $0.9 million, or 3.7 percent, is primarily the result of amortization expense attributable to intangibles acquired in the aforementioned acquisitions offset by a decrease in software amortization on externally marketed software.

Interest expense, net decreased $1.8 million, or 11.0 percent, during the six months ended December 31, 2009 as compared to the same period a year ago. The decrease was primarily due to lower interest rates and the July 2009 $50.0 million prepayment on our Term Loan.

The effective tax rate was 36.7 percent and 42.5 percent during the six months ended December 31, 2009 and 2008, respectively. The lower effective tax rate for the six months ended December 31, 2009 when compared with the same period in the prior year was primarily attributable to non-taxable gains on assets invested in corporate-owned life insurance policies year-to-date compared to non-deductible losses incurred in the same period of last year. If gains or losses on those investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2010.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $67.1 million and $14.2 million for the six months ended December 31, 2009 and 2008, respectively.

We maintain a $590.0 million credit facility (the Credit Facility), which includes a $240.0 million revolving credit facility (the Revolving Facility) and a $350.0 million institutional term loan (the Term Loan). At December 31, 2009, $280.1 million was outstanding under the Term Loan, no amounts were outstanding under the Revolving Facility, and we had no outstanding letters of credits. The outstanding balance under the Term Loan reflects the $50.0 million prepayment made on July 8, 2009. We may make further prepayments based on cash flows, working capital requirements and other capital needs.

The Term Loan portion of the Credit Facility is a seven-year secured facility under which principal payments are due in quarterly installments of $0.7 million at the end of each fiscal quarter through March 2011, and the balance is due in full on May 3, 2011.

Interest rates for both Revolving Facility and Term Loan borrowings are based on the London Inter-Bank Offered Rate (LIBOR), or the higher of the prime rate or the federal funds rate in each case, plus applicable margins. Margin and unused facility fee rates are determined quarterly based on our leverage ratios. We are required to comply with certain financial covenants under the Credit Facility that limit our leverage, require us to maintain a minimum net worth and require us to meet a minimum fixed-charge coverage ratio. These financial covenants apply throughout the terms of the Credit Facility. As of December 31, 2009, we were in compliance with all of the financial covenants of the Credit Facility. The total costs associated with securing the Credit Facility, as amended, were $10.2 million and are being amortized over the life of the Credit Facility.

Effective May 16, 2007, we issued the Notes which mature on May 1, 2014, in a private placement pursuant to Rule 144A of the Securities Act of 1933. The Notes are subordinate to our senior secured debt, and interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of December 31, 2009, none of the conditions permitting conversion of the Notes had been satisfied.

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

The contingently issuable shares are not included in our diluted share count for the three or six months periods ended December 31, 2009 or 2008, because our average stock price during those periods was below the conversion price. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs have been reclassified to shareholders’ equity in accordance with the updates to Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20) (formerly FSP APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)). Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of our common stock.

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

Beginning July 1, 2009, we have accounted for the Notes in accordance with the updates to ASC 470-20. These new rules were applied retrospectively and, accordingly, balances affected by ASC 470-20 as of June 30, 2009 and for the three and six months period ended December 31, 2008, have been adjusted to reflect the impacts of the update. The effects on prior period balances are described in Note 2 to the condensed consolidated financial statements included with this quarterly report.

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

We also have amounts due under promissory notes payable issued in connection with the May 2006 acquisition of Sophron Partners Limited. Principal amounts due under the promissory notes payable were 3.2 million pounds sterling as of December 31, 2009. The promissory notes payable mature on June 30, 2010, but portions of these notes may be put back to the Company beginning January 1, 2010. The holders have the right to request payment of up to 50 percent of outstanding note principal beginning January 1, 2010, and up to 100 percent at any time between April 6, 2010 and the stated due date of June 30, 2010.

We also maintain two lines of credit in addition to the Revolving Facility, one in the U.K., and one under a joint venture. The total amount available under the line-of-credit facility in the U.K., which is cancelable at any time upon notice from the bank, is 0.5 million pounds sterling. The amount available under the joint venture’s line of credit is $1.5 million, and is scheduled to expire in September 2011. As of December 31, 2009, the Company had no outstanding borrowings under either of these lines of credit.

Cash and cash equivalents were $147.8 million and $208.5 million at December 31, 2009 and June 30, 2009, respectively. Our operating cash flow was $67.1 million for the six months ended December 31, 2009 as compared to $14.2 million in the same period a year ago. This increase in operating cash flows during the six months ended December 31, 2009 as compared to the year earlier quarter is due primarily to the profits earned during the current year quarter and our strong operational processes. Days-sales-outstanding were 62 at December 31, 2009, and were 64 at December 31, 2008.

We used cash in investing activities of $78.3 million and $5.4 million for the six months ended December 31, 2009 and 2008, respectively. The increase of $72.9 million was primarily the result of acquisitions completed during the quarter and capital expenditures incurred in connection with our consolidation of office space in a new building in Northern Virginia.

Cash used in financing activities was $47.9 million in the six months ended December 31, 2009 as compared to $21.2 million in the six months ended December 31, 2008. During the six months ended December 31, 2009, we prepaid $50.0 million of our Term Loan. During the six months ended December 31 2008, we used $20.0 million to repurchase shares of our common stock pursuant to a plan approved by our Board of Directors in June 2008.

Cash flows from financing activities include proceeds received from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan totaling $5.4 million and $3.9 million during the six months ended December 31, 2009 and 2008, respectively. These amounts were offset by cash used to purchase stock to fulfill obligations under our Employee Stock Purchase Plan, which totaled $1.7 million and $1.9 million during the six months ended December 31, 2009 and 2008, respectively.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 to our consolidated financial statements for the year ended June 30, 2009 included in our Annual Report on Form 10-K for such period. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of December 31, 2009, we had no outstanding letters of credit. We have no other material off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps and caps. We have maintained hedging relationships with various counterparties in recent years, including two interest rate swap agreements that expired in December 2009. These agreements allowed us to exchange a portion of our variable rate debt for fixed rate debt. We have not entered into new interest rate swaps at this time due to the relatively favorable interest rate environment, and as our variable rate debt is schedule to mature in May 2011. Accordingly, effective in mid-December 2009, all outstanding balances under our Term Loan, and any amounts that may be borrowed under our Revolving facility, are subject to interest rate fluctuations. Without interest rate swap agreements, our interest expense on our variable rate debt would have fluctuated by approximately $1.5 million for the six months ended December 31, 2009 with every 1 percent fluctuation in the applicable interest rates.

Our outstanding hedging relationship is with a financial institution that has been impacted by recent market conditions. If this financial institution defaults on its obligations under our cap agreement, we would have to find alternative methods to manage interest rate fluctuations or review and modify our hedging strategy. We believe that this financial institution will be able to fulfill its obligations, if any, under the cap agreement.

Approximately 3.9 percent and 3.1 percent of our total revenue in the six months ended December 31, 2009 and 2008, respectively, was derived from our international operations in the U.K. Our practice in the U.K. is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2009, we held pounds sterling in the U.K. equivalent to approximately $13.3 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2009.

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

Since the filing of Registrant’s report described above, on September 11, 2009, the United States Court of Appeals for the District of Columbia Circuit reversed the decision of the United States District Court for the District of Columbia with respect to CACI and dismissed the remaining claims against CACI. On January 25, 2010, the United States District Court for the District of Columbia Circuit denied plaintiffs’ petition for a rehearing en banc.

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

Since the filing of Registrant’s report described above, on September 11, 2009, the United States Court of Appeals for the District of Columbia Circuit reversed the decision of the United States District Court for the District of Columbia with respect to CACI and dismissed the remaining claims against CACI. On January 25, 2010, the United States District Court for the District of Columbia Circuit denied plaintiffs’ petition for a rehearing en banc.

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

Since the filing of Registrant’s report described above, the parties received a briefing schedule from the United States Court of Appeals for the Fourth Circuit with respect to CACI’s appeal of the March 2009 decision of the United States District Court for the Eastern District of Virginia. Plaintiffs subsequently filed a notice of cross-appeal, which CACI has moved to dismiss. The United States Court of Appeals for the Fourth Circuit suspended the briefing schedule pending a decision on the motion to dismiss the cross-appeal.

Abbas, et al. v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceeding in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009 for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia. The lawsuit names CACI Premier Technology, Inc. and L-3 Services, Inc. as defendants. Plaintiffs seek, inter alia, compensatory damages, punitive damages and costs.

Since the filing of Registrant’s report described above, the case is still stayed pending final resolution of the Saleh and Ibrahim cases described above.

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

Set forth below are equity securities purchased during the three months ended December 31, 2009 in order to satisfy our obligations under the Employee Stock Purchase Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2009	18,951	$46.89	680,637	319,363
November 2009	—	—	—	—
December 2009	—	—	—	—

Total	18,951	$46.89	680,637	319,363

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On November 18, 2009, CACI held its annual stockholders’ meeting. The holders of at least 27,729,781 shares, or 91.7 percent of the total voting power of the Company, were present at the meeting or represented by proxy, constituting a quorum. The following matters were voted upon at the meeting.

Matter 1: That all of the nominees for the Board of Directors be elected for one year terms. The voting, the result of which was that all nominees were elected for one year terms, was as set forth below:

Nominee	For	Withheld	% For
Dan R. Bannister	27,060,099	669,684	97.59
Paul M. Cofoni	27,080,419	649,363	97.66
Gordon R. England	27,280,045	449,738	98.38
James S. Gilmore, III	27,257,993	471,790	98.30
Gregory G. Johnson	27,280,672	449,110	98.38
Richard L. Leatherwood	26,778,655	951,128	96.57
J.P. London	26,959,726	770,057	97.22
James L. Pavitt	27,067,761	662,022	97.61
Warren R. Phillips	26,991,928	737,855	97.34
Charles P. Revoile	26,775,914	953,869	96.56
William S. Wallace	27,279,141	450,642	98.37

Matter 2: That the amendment to the Company’s 2002 Employee Stock Purchase Plan to authorize an additional 250,000 shares for issuance be approved. The voting, the result of which was that the amendment to the Company’s Employee Stock Purchase Plan was approved, was as set forth below:

	For	Against	Abstain	Broker Non-Votes	Total
Total Shares Voted	25,033,436	454,312	16,379	2,225,654	25,504,127

Matter 3: That the amendments to the Company’s 2006 Stock Incentive Plan increasing the limitation on the number of shares that may be issued under the Plan in the form of Restricted Stock Units or Unrestricted Stock from 1,500,000 to 2,500,000 be approved. The voting, the result of which was that the amendments to the Company’s 2006 Stock Incentive Plan were approved, was as set forth below:

	For	Against	Abstain	Broker Non-Votes	Total
Total Shares Voted	17,226,991	8,254,512	22,624	2,225,654	25,504,127

Matter 4: That the adjournment of the meeting, if necessary, to permit further solicitation of proxies be approved. The voting, the result of which was that the adjournment of the meeting (if necessary) was approved, was as set forth below:

	For	Against	Abstain	Total
Total Shares Voted	17,469,499	9,616,919	643,361	27,729,779

Matter 5: That Ernst & Young LLP be ratified as the Company’s Independent Auditors for the current fiscal year. The voting, the result of which was that Ernst & Young LLP was ratified as the Company’s Independent Auditors for the current fiscal year, was as set forth below:

	For	Against	Abstain	Total
Total Shares Voted	27,531,594	183,990	14,196	27,729,780

Item 5.	Other Information

None

Item 6.	Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company		8-K	July 11, 2003	4.1

31.1	Section 302 Certification Paul M. Cofoni	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Paul M. Cofoni	X

32.2	Section 906 Certification Thomas A. Mutryn	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: February 5, 2010	By:	/S/ PAUL M. COFONI
Paul M. Cofoni
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 5, 2010	By:	/S/ THOMAS A. MUTRYN
Thomas A. Mutryn
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: February 5, 2010	By:	/S/ CAROL P. HANNA
Carol P. Hanna
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)