Form 10-Q
period 2010-03-31
CACI INTERNATIONAL INC /DE/
filed 2010-05-05
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of May 3, 2010: CACI International Inc Common Stock, $0.10 par value, 30,236,424 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009 (As Adjusted(1))
Revenue	$784,169	$673,994

Costs of revenue:
Direct costs	551,191	461,757
Indirect costs and selling expenses	171,451	155,445
Depreciation and amortization	14,205	11,818

Total costs of revenue	736,847	629,020

Income from operations	47,322	44,974
Interest expense and other, net	6,488	7,538

Income before income taxes	40,834	37,436
Income taxes	14,055	15,356

Net income before noncontrolling interest in earnings of joint venture	26,779	22,080
Noncontrolling interest in earnings of joint venture	(71)	(108)

Net income attributable to CACI	$26,708	$21,972

Basic earnings per share	$0.89	$0.73

Diluted earnings per share	$0.87	$0.72

Weighted-average basic shares outstanding	30,171	29,939

Weighted-average diluted shares outstanding	30,641	30,410

(1)	Certain amounts for the three months ended March 31, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended March 31,
	2010	2009 (As Adjusted(1))
Revenue	$2,300,414	$2,001,261

Costs of revenue:
Direct costs	1,604,848	1,366,790
Indirect costs and selling expenses	515,849	467,297
Depreciation and amortization	38,906	35,633

Total costs of revenue	2,159,603	1,869,720

Income from operations	140,811	131,541
Interest expense and other, net	20,874	23,699

Income before income taxes	119,937	107,842
Income taxes	42,973	45,141

Net income before noncontrolling interest in earnings of joint venture	76,964	62,701
Noncontrolling interest in earnings of joint venture	(349)	(487)

Net income attributable to CACI	$76,615	$62,214

Basic earnings per share	$2.55	$2.08

Diluted earnings per share	$2.51	$2.04

Weighted-average basic shares outstanding	30,104	29,979

Weighted-average diluted shares outstanding	30,561	30,446

(1)	Certain amounts for the nine months ended March 31, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	March 31, 2010	June 30, 2009 (As Adjusted(1))
ASSETS
Current assets:
Cash and cash equivalents	$174,747	$208,488
Accounts receivable, net	524,207	477,025
Prepaid expenses and other current assets	57,400	39,319

Total current assets	756,354	724,832
Goodwill	1,163,416	1,083,750
Intangible assets, net	118,123	97,829
Property and equipment, net	59,650	30,923
Accounts receivable, long-term, net	6,767	8,677
Other long-term assets	66,361	60,068

Total assets	$2,170,671	$2,006,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,972	$9,464
Accounts payable	82,041	87,300
Accrued compensation and benefits	149,150	137,843
Other accrued expenses and current liabilities	115,673	83,297

Total current liabilities	349,836	317,904
Long-term debt, net of current portion	526,187	570,078
Deferred income taxes	44,241	29,266
Other long-term liabilities	120,607	59,223

Total liabilities	1,040,871	976,471

Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 39,350 and 39,091 shares issued and outstanding, respectively	3,935	3,909
Additional paid-in capital	455,444	425,993
Retained earnings	764,377	687,762
Accumulated other comprehensive loss	(9,351)	(3,248)
Noncontrolling interest in joint venture	2,048	1,875
Treasury stock, at cost (9,117 and 9,118 shares, respectively)	(86,653)	(86,683)

Total shareholders’ equity	1,129,800	1,029,608

Total liabilities and shareholders’ equity	$2,170,671	$2,006,079

(1)	Certain balances as of June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2010	2009 (As Adjusted(1))
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before noncontrolling interest in earnings of joint venture	$76,964	$62,701
Reconciliation of net income before noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	38,906	35,633
Non-cash interest expense	7,811	7,299
Amortization of deferred financing costs	1,819	1,681
Stock-based compensation expense	17,950	13,084
Deferred income tax (benefit) expense	(2,076)	9,457
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(41,737)	(31,045)
Prepaid expenses and other assets	(11,517)	3,133
Accounts payable and other accrued expenses	19,672	4,554
Accrued compensation and benefits	4,888	(6,208)
Income taxes payable and receivable	(2,245)	(325)
Other liabilities	12,512	(5,676)

Net cash provided by operating activities	122,947	94,288

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(20,519)	(9,080)
Cash paid for business acquisitions, net of cash acquired	(88,059)	(8,787)
Other	945	502

Net cash used in investing activities	(107,633)	(17,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made under bank credit facilities	(52,857)	(3,672)
Proceeds from employee stock purchase plans	3,658	4,668
Proceeds from exercise of stock options	5,455	2,069
Repurchases of common stock	(2,610)	(22,798)
Other	(56)	(961)

Net cash used in financing activities	(46,410)	(20,694)

Effect of exchange rate changes on cash and cash equivalents	(2,645)	(2,318)

Net (decrease) increase in cash and cash equivalents	(33,741)	53,911
Cash and cash equivalents, beginning of period	208,488	120,396

Cash and cash equivalents, end of period	$174,747	$174,307

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$50,948	$35,583

Cash paid during the period for interest	$9,143	$13,704

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	$16,545	$4,016

(1)	Certain amounts for the nine months ended March 31, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009 (As Adjusted(1))	2010	2009 (As Adjusted(1))
Net income before noncontrolling interest in earnings of joint venture	$26,779	$22,080	$76,964	$62,701
Change in foreign currency translation adjustment	(4,871)	(1,075)	(7,101)	(18,165)
Effect of changes in actuarial assumptions and recognition of prior service cost under Accounting Standards Codification 715-30	—	—	(47)	—
Change in fair value of interest rate swap agreements, net	—	336	1,045	(617)

Comprehensive income	$21,908	$21,341	$70,861	$43,919

(1)	Certain amounts for the three and nine months ended March 31, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

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

These notes to the unaudited condensed consolidated financial statements contain references to various standards of U.S. GAAP that are based on a new nomenclature instituted by the Financial Accounting Standards Board (the FASB). In June 2009, the FASB issued Accounting Standards Codification 105, Generally Accepted Accounting Principles, which defines authoritative GAAP for nongovernmental entities to be comprised only of the FASB Accounting Standards Codification™ (the Codification) and, for SEC registrants, guidance issued by the SEC. This new standard states that effective July 1, 2009 the Codification became the authoritative source of U.S. GAAP and superseded all then existing non-SEC accounting and reporting standards. The Company adopted the provisions of this new standard effective July 1, 2009, and has changed the referencing conventions of GAAP in the notes to these financial statements. Accordingly, the notes contain references to Accounting Standards Codification (ASC) topics and Accounting Standard Updates (ASUs).

Certain amounts presented for prior periods have been adjusted to reflect the retroactive application of two FASB updates to accounting standards. Effective July 1, 2009, the Company adopted updates to ASC 470-20, Debt With Conversion and Other Options, (ASC 470-20) and updates to ASC 810, Consolidation (ASC 810). These updates, which relate to convertible debt instruments and noncontrolling interests in subsidiaries, respectively, both require retrospective application. The FASB issued the updates to ASC 470-20 in May 2008, and the updates to ASC 810 in December 2007. The impacts to the Company’s financial position and results of operations are presented in Note 2.

Under ASC 855, Subsequent Events, the Company is required to carefully assess the existence or occurrence of any events occurring after March 31, 2010 that may require recognition or disclosure in the financial statements as of and for the three and nine months ended March 31, 2010. The Company has evaluated all events and transactions that occurred after March 31, 2010, and found that during this period it did not have any subsequent events requiring recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s long-term debt under its bank credit facilities is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The fair value of this long-term debt approximates its carrying value at March 31, 2010. The fair value of the Company’s $300.0 million of 2.125 percent convertible senior subordinated notes issued May 16, 2007 and that mature on May 16, 2014 (the Notes) is based on quoted market prices.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2009. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

2. New Accounting Pronouncements

Adoption of ASC 470-20 and ASC 810

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

The updates to ASC 470-20 have the effect of significantly increasing interest expense with the amortization of the debt discount. Income tax expense decreases by the incremental benefit related to the increased interest expense, and net income and basic and diluted earnings per share decrease due to the after-tax effect of the incremental interest expense. The adoption of the updates to ASC 470-20 caused net income attributable to CACI and diluted earnings per share to decrease by $1.7 million and $0.06 per share and $4.9 million and $0.16 per share, respectively, for the three and nine months ended March 31, 2010, respectively.

While there is no effect on operating or total cash flows, certain amounts within the cash flows from operating activities are retroactively adjusted to reflect the impact of changes to ASC 470-20 for the nine months ended March 31, 2009.

The retroactive effects of the ASC 470-20 updates on the Company’s financial position as of June 30, 2009, and on the results of operations and cash flows for the three and nine months ended March 31, 2009, are shown in the tables below. Current period balances related to the convertible debt and interest expense thereon are described in Note 7.

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

In accordance with the provisions of ASC 810, the Company retrospectively reclassified the “Minority interest in joint venture” balance associated with its investment in eVenture Technology, LLC (eVentures) previously included in “Other long-term liabilities” in the consolidated balance sheet to a new component of shareholders’ equity entitled “Noncontrolling interest in joint venture”. In the Statement of Operations for the three and nine months ended March 31, 2009,

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

the Company retrospectively included the minority interest in earnings of the joint venture within its consolidated net income before noncontrolling interest in earnings of joint venture, and deducted the same amount to derive net income attributable to CACI.

The impact of the updates to ASC 470-20 and ASC 810 on the Company’s results of operations for the three and nine months ended March 31, 2009 is as follows (in thousands, except per share data):

	Three Months Ended March 31, 2009
		Effects of Retroactively Adopting Accounting Standard Updates to:
	As Previously Reported	ASC 470-20	ASC 810	As Adjusted
Interest expense and other, net	$5,241	$2,405	$(108)	$7,538

Income before income taxes	$39,733	$(2,405)	$108	$37,436
Income taxes	16,301	(945)	—	15,356

Net income before noncontrolling interest in earnings of joint venture	$23,432	$(1,460)	$108	$22,080

Noncontrolling interest in earnings of joint venture		—	(108)	(108)

Net income attributable to CACI		$(1,460)	$—	$21,972

Basic earnings per share	$0.78	$(0.05)	$—	$0.73

Diluted earnings per share	$0.77	$(0.05)	$—	$0.72

Weighted-average basic shares outstanding	29,939	—	—	29,939

Weighted-average diluted shares outstanding	30,410	—	—	30,410

	Nine Months Ended March 31, 2009
		Effects of Retroactively Adopting Accounting Standard Updates to:
	As Previously Reported	ASC 470-20	ASC 810	As Adjusted
Interest expense and other, net	$17,103	$7,083	$(487)	$23,699

Income before income taxes	$114,438	$(7,083)	$487	$107,842
Income taxes	47,923	(2,782)	—	45,141

Net income before noncontrolling interest in earnings of joint venture	$66,515	$(4,301)	$487	$62,701

Noncontrolling interest in earnings of joint venture		—	(487)	(487)

Net income attributable to CACI		$(4,301)	$—	$62,214

Basic earnings per share	$2.22	$(0.14)	$—	$2.08

Diluted earnings per share	$2.18	$(0.14)	$—	$2.04

Weighted-average basic shares outstanding	29,979	—	—	29,979

Weighted-average diluted shares outstanding	30,446	—	—	30,446

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The impact of the updates to ASC 470-20 and ASC 810 on the Company’s statement of cash flows for the nine months ended March 31, 2009 is as follows (in thousands):

	Nine Months Ended March 31, 2009
		Effects of Retroactively Adopting Accounting Standard Updates to:
	As Previously Reported	ASC 470-20	ASC 810	As Adjusted
Cash Flows from Operating Activities:
Net income before non-controlling interests	$66,515	$(4,301)	$487	$62,701
Non-cash interest expense	—	7,299	—	7,299
Amortization of deferred financing costs	1,897	(216)	—	1,681
Deferred income tax expense (benefit)	12,239	(2,782)	—	9,457
Changes in other liabilities	(5,027)	—	(649)	(5,676)
Net cash provided by operating activities	94,450	—	(162)	94,288

Cash Flows from Financing Activities:
Other activities	(1,123)	—	162	(961)
Net cash used in financing activities	(20,856)	—	162	(20,694)

Other New Accounting Pronouncements

In December 2007, the FASB issued ASC 805, Business Combinations. ASC 805 establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in connection with a business combination; recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase; and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. For CACI, ASC 805 is effective for business combinations completed on or after July 1, 2009. The adoption of ASC 805 did not affect the Company’s financial position or its results of operations.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In February 2008, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures. This update amended ASC 820 to delay the effective date for the fair valuation of non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, the update deferred the effective date of the fair value measurement to the start of the Company’s current fiscal year, or July 1, 2009. The Company has assessed the impact of this update for its non-financial assets and liabilities and determined that there was no material impact.

In April 2008, the FASB issued updates to ASC 350-30-35, General Intangibles Other Than Goodwill-Subsequent Measurement, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The Company’s adoption of these updates, which became effective for the Company beginning July 1, 2009, did not affect its financial position or its results of operations.

In June 2008, the FASB issued updates to ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (ASC 815-40). ASC 815-40 provides guidance on how a company should determine if certain financial instruments (or embedded features) are considered indexed to its own stock, including instruments similar to the conversion option of the Notes, convertible note hedges, and warrants to purchase Company stock. This standard requires that a two-step approach be used to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock, and exempt from the application of ASC 815, Derivatives and Hedging (ASC 815). The Company adopted the updates to ASC 815-40 effective July 1, 2009. The Company evaluated its financial instruments and embedded instrument features and determined that they are excluded from the provisions of ASC 815. Accordingly, the adoption of this new standard had no effect on the Company’s results of operations or financial position.

In December 2008, the FASB issued updates to ASC 715, Compensation – Retirement Benefits (ASC 715). This new standard requires detailed disclosures about investment strategies, fair value measurements and concentrations of risk regarding plan assets of a company’s defined benefit plan or other postretirement plan. The updates to ASC 715 are effective for the Company beginning July 1, 2009, and the Company will provide the required disclosures in its annual financial statement for its fiscal year ending June 30, 2010.

In June 2009, the FASB issued updates to ASC 810, Consolidation (ASC 810). These ASC 810 updates amend the accounting standards pertaining to the consolidation of certain variable interest entities, and when and how to determine, or re-determine, whether an entity is a variable interest entity. In addition, ASC 810 replaces the quantitative approach for determining who has a controlling financial interest in a variable interest entity with a qualitative approach, and requires ongoing assessments of whether an entity is the primary beneficiary of a variable interest entity. The updates to ASC 810 are effective for the Company beginning July 1, 2010. CACI is currently evaluating the impact these updates may have on the Company’s financial statements and does not expect the impact, if any, to be material.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13) which amends ASC Topic 605, Revenue Recognition. This accounting update establishes a hierarchy for determining the value of each element within a multiple deliverable arrangement. ASU 2009-13 is effective for the Company beginning July 1, 2010 and applies to arrangements entered into on or after this date. The Company is currently evaluating the impact that ASU 2009-13 may have on its financial position and results of operations, and does not expect the impact, if any, to be material.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14), which updates ASC Topic 985, Software. ASU 2009-14 clarifies which accounting guidance should be used for purposes of measuring and allocating revenue for arrangements that contain both tangible products and software, and where the software is more than incidental to the tangible product as a whole. ASU 2009-14 is effective for the Company’s fiscal year beginning July 1, 2010 and applies to arrangements entered into on or after this date. The Company is currently evaluating the impact that ASU 2009-14 may have on its financial position and results of operations, and does not expect the impact, if any, to be material.

3. Acquisitions

During the nine months ended March 31, 2010, the Company completed three acquisitions: (1) a business in the United Kingdom which builds complex transactional websites for commercial clients, (2) a business in the United States which provides commercial security technology services and (3) a business in the United States which provides signal acquisition and analysis systems for cyber security and counterintelligence applications. The total consideration paid at

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

closing for these three businesses was approximately $88.1 million. In addition, the Company may be required to pay additional consideration of up to a total of approximately $49.0 million based upon events to occur subsequent to the acquisition dates. The Company has recognized estimated fair values of the assets acquired and liabilities assumed, including recognizing a liability for the fair value of the potential additional consideration, and has preliminarily allocated approximately $84 million to goodwill and $48 million to other intangible assets, primarily acquired technology, computer software, and customer relationships. The Company is in the process of finalizing its detailed valuations. The final results of the valuations may differ from management’s estimates currently recorded and the balances will be adjusted to reflect the final results. During the nine months ended March 31, 2010, the acquired businesses generated approximately $38.5 million of revenue from the dates of acquisition through March 31, 2010.

4. Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (cost approximates fair value) (in thousands):

	March 31, 2010	June 30, 2009
Money market funds	$52,449	$206,374
Cash	122,298	2,114

Total cash and cash equivalents	$174,747	$208,488

5. Accounts Receivable

Total accounts receivable, net of allowance for doubtful accounts of $3.1 million at March 31, 2010 and $3.5 million at June 30, 2009, consisted of the following (in thousands):

	March 31, 2010	June 30, 2009
Billed receivables	$401,753	$384,421
Billable receivables at end of period	80,411	71,341
Unbilled receivables pending receipt of contractual documents authorizing billing	42,043	21,263

Total accounts receivable, current	524,207	477,025
Unbilled receivables, retainages and fee withholdings expected to be billed beyond the next 12 months	6,767	8,677

Total accounts receivable, net	$530,974	$485,702

6. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2010	June 30, 2009
Customer contracts and related customer relationships	$253,042	$233,531
Acquired technology and in-process research and development	27,177	—
Covenants not to compete	2,373	2,409
Other	1,631	851

Intangible assets	284,223	236,791
Less accumulated amortization	(166,100)	(138,962)

Total intangible assets, net	$118,123	$97,829

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all intangible assets as of March 31, 2010 is 8.1 years, and the weighted-average remaining period of amortization is 5.9 years. See Note 3 for information on acquisitions completed since July 1, 2009. Expected amortization expense for the remainder of the fiscal year ending June 30, 2010, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2010 (three months)	$9,776
2011	34,913
2012	23,515
2013	15,979
2014	12,837
Thereafter	21,103

Total intangible assets, net	$118,123

7. Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2010	June 30, 2009 (As Adjusted(1))
Convertible notes payable	$300,000	$300,000
Bank credit facility – term loans	279,395	331,625
U.K. notes payable	—	5,336
Bank credit facility – revolver	—	628

Principal amount of long-term debt	579,395	637,589
Less unamortized discount	(50,236)	(58,047)

Total long-term debt	529,159	579,542
Less current portion	(2,972)	(9,464)

Long term debt, net of current portion	$526,187	$570,078

(1)	Balances related to convertible notes payable have been retroactively adjusted to reflect the updates to ASC 470-20. See Note 2.

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $240.0 million, with an expiration date of May 3, 2011, and annual sub-limits on amounts borrowed for acquisitions. The Revolving Facility contains an accordion feature under which the facility may be expanded to $450.0 million with applicable lender approvals. The Revolving Facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the Revolving Facility, based on its leverage ratio, as defined in the Credit Facility. Any outstanding balances under the Revolving Facility are due in full May 3, 2011. As of March 31, 2010, the Company had no borrowings outstanding under the Revolving Facility and no outstanding letters of credit.

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

Borrowings under both the Revolving Facility and the Term Loan bear interest at rates based on the London Inter-Bank Offered Rate (LIBOR), or the higher of the prime rate or the federal funds rate plus 0.5 percent, as elected by the Company, in each case plus applicable margins based on the Company’s leverage ratio as determined quarterly. For the three months ended March 31, 2010 and 2009, the effective interest rate, excluding the effect of amortization of debt financing costs, for borrowings under the Credit Facility, was 1.67 percent and 3.11 percent, respectively.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Credit Facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, a maximum leverage ratio and a maximum senior leverage ratio. Substantially all of the Company’s assets serve as collateral under the Credit Facility. The Credit Agreement dated as of May 3, 2004, as amended, governing the Credit Facility provides the remedies available to the lenders in the event of an uncured violation of any of the covenants. Such remedies may include the termination of the Credit Facility and the demand for payment of all outstanding amounts due thereunder. Since the inception of the Credit Facility, the Company has always been in compliance with all of the financial covenants of the Credit Facility.

The Company has capitalized a total of $10.2 million of debt issuance costs associated with the origination of and subsequent amendments to the Credit Facility. All capitalized debt financing costs are being amortized from the date incurred to the expiration date of the Credit Facility. The unamortized balance of $1.4 million and $2.6 million at March 31, 2010 and June 30, 2009, respectively, is included in other long-term assets on the accompanying condensed consolidated balance sheets.

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

The Company accounts for its interest rate swap and cap agreements under the provisions of ASC 815 and has determined that its swap and cap agreements qualify as effective hedges. The increase in fair value of the 2007 Swap of $1.7 million, net of an income tax effect of $0.7 million, is reported as other comprehensive income in the accompanying consolidated statement of comprehensive income for the nine months ended March 31, 2010. The fair value of the 2008 Cap as of March 31, 2010 and the changes thereof during the nine months ended March 31, 2010 are insignificant.

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

All derivative instruments are recorded in the consolidated balance sheets as assets or liabilities, measured at estimated fair value. Fair value estimates are based on relevant market information, including market rates. For a derivative designated as a cash-flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (loss) and is recognized in earnings as interest rate swap or cap payments are settled under the hedge agreements.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The effects of derivative instruments in the condensed consolidated statements of operations and accumulated other comprehensive loss for the three and nine months ended March 31, 2010 and 2009 are as follows (in thousands):

	Derivatives in ASC 815 cash flow hedging relationships
	Interest Rate Swaps
	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Gain (loss) recognized in comprehensive income (effective portion)	$—	$336	$1,045	$(617)

Loss reclassified to earnings from accumulated other comprehensive loss (effective portion)	$—	$(539)	$(1,817)	$(1,101)
Gain recognized in earnings (ineffective portion)	—	—	—	—

	$—	$(539)	$(1,817)	$(1,101)

The fair values and the classification of derivatives within the consolidated balance sheets are disclosed in Note 14.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of March 31, 2010, none of the conditions permitting conversion of the Notes had been satisfied.

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

The Notes are accounted for under the updated provisions of ASC 470-20, which were adopted by the Company effective July 1, 2009. This accounting standard update was required to be applied retrospectively and accordingly balances affected by changes to ASC 470-20 as of June 30, 2009 and for the three and nine month periods ended March 31, 2009, have been adjusted to reflect the impacts of the update. The effects on previously reported balances are described in Note 2.

The Company separately accounts for the liability and the equity (conversion option) components of the Notes and recognizes interest expense on the Notes using an interest rate in effect for comparable debt instruments that do not contain conversion features. The effective interest rate for the Notes excluding the conversion option was determined to be 6.9 percent.

The fair value of the liability component of the Notes was calculated to be $221.9 million at May 16, 2007, the date of issuance. The excess of the $300.0 million of gross proceeds over the $221.9 million fair value of the liability component, or $78.1 million, represents the fair value of the equity component, which has been recorded, net of income

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

tax effect, as additional paid-in capital within shareholders’ equity. This $78.1 million difference represents a debt discount that is amortized over the seven-year term of the Notes as a non-cash component of interest expense. For the three and nine months ended March 31, 2010 and 2009, the components of interest expense related to the Notes were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Coupon interest	$1,594	$1,594	$4,781	$4,781
Non-cash amortization of discount	2,651	2,477	7,811	7,299
Amortization of issuance costs	205	205	615	615

Total	$4,450	$4,276	$13,207	$12,695

The balance of the unamortized discount as of March 31, 2010 and June 30, 2009, was $50.2 million and $58.0 million, respectively. The discount will continue to be amortized as additional, non-cash interest expense over the remaining term of the Notes (through May 1, 2014) using the effective interest method as follows (in thousands):

Fiscal year ending June 30,	Amount Amortized During Period
2010 (three months)	$2,688
2011	11,235
2012	12,024
2013	12,868
2014	11,421

$50,236

The fair value of the Notes as of March 31, 2010 was $315.0 million based on quoted market values.

The contingently issuable shares related to the Notes are not included in CACI’s diluted share count for the three or nine months ended March 31, 2010 or 2009, because CACI’s average stock price during those periods was below the conversion price. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. In connection with the adoption of the updates to ASC 470-20, the Company reclassified the remaining $2.0 million of debt issuance costs attributable to the embedded conversion option from other long-term assets to additional paid-in capital. This adjustment was applied retroactively to the date of issue and has the effect of decreasing interest expense over the term of the Notes by $0.3 million annually. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

U.K. Notes Payable

On April 2, 2008, in connection with its May 2006 acquisition of Sophron Partners Limited, CACI Limited issued loan notes totaling 3.2 million pounds sterling for earn-out consideration that is no longer contingent. These notes were paid in full during the three months ended March 31, 2010.

Other

In connection with its investment in eVentures, a joint venture between the Company and ActioNet, Inc., eVentures entered into a $1.5 million revolving credit facility (the JV Facility). The JV Facility is a four-year, guaranteed facility that permits continuously renewable borrowings of up to $1.5 million with an expiration date of the earliest of September 14, 2011; the date of any restatement, refinancing, or replacement of the Credit Facility without the lender acting as the sole and exclusive administrative agent; or termination of the Credit Facility. Borrowings under the JV Facility bear interest at the lender’s prime rate plus 1.0 percent. eVentures pays a fee of 0.25 percent on the unused portion of the JV Facility. As of March 31, 2010, eVentures had no borrowings outstanding under the JV Facility.

The aggregate maturities of the Company’s long-term debt at March 31, 2010 are as follows (in thousands):

Twelve months ending March 31,
2011	$2,972
2012	276,423
2013	—
2014	—
2015	300,000

579,395

Less unamortized discount	(50,236)

Total long-term debt	$529,159

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

In April 2007, the DCAA conducted a contract review and questioned certain costs on a contract in which the Company is a subcontractor. In February 2010, the Company received a subpoena from the Department of Justice requesting documents related to its work on the contract. In April 2010, the Company provided responsive documents to the subpoena. The Company believes that all costs allocated to this contract were appropriately allocated, but has accrued its best estimate of the potential outcome within its estimated range of zero to $3.4 million.

9. Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Stock-based compensation included in indirect costs and selling expenses:
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	$1,907	$2,380	$6,526	$7,649
Restricted stock and restricted stock unit (RSU) expense	3,298	1,627	11,424	5,435

Total stock-based compensation expense	$5,205	$4,007	$17,950	$13,084

Income tax benefit recognized for stock-based compensation expense	$1,773	$1,636	$6,449	$5,478

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Upon the exercise of stock options and SSARs, and the vestings of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by either issuing new shares of authorized common stock or by issuing shares from treasury. In November 2009, the Company’s shareholders voted to increase the number of shares that may be issued under the 2006 Plan in the form of RSUs or unrestricted stock from 1,500,000 shares to 2,500,000 shares. The number of shares authorized by shareholders for grants under the 2006 Plan and the 1996 Plan was 10,950,000 as of March 31, 2010. The aggregate number of grants that may be made under the 2006 Plan may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of March 31, 2010, cumulative grants of 10,688,379 equity instruments underlying the shares authorized for the Plan have been awarded, and 2,087,639 of these instruments have been forfeited.

Activity related to SSARs/non-qualified stock options and RSUs/restricted shares issued under the 1996 and 2006 Plans during the nine months ended March 31, 2010 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs/ Restricted Shares
Outstanding, June 30, 2009	3,379,045	578,814
Granted	—	499,466
Exercised/Issued	(183,672)	(91,661)
Forfeited/Lapsed	(63,377)	(15,380)

Outstanding, March 31, 2010	3,131,996	971,239

Weighted average grant date fair value for RSUs/restricted shares		$46.01

Non-qualified stock options granted prior to January 1, 2004 lapse and are no longer exercisable if not exercised within ten years of the date of grant. Equity instruments granted on or after January 1, 2004 have a term of seven years. For SSAR and stock option awards, grantees whose employment has terminated have 60 days after their termination date to exercise vested SSARs and stock options, or they forfeit their right to the instruments. Grantees whose employment is terminated due to death or permanent disability will vest in 100 percent of their equity instrument grants. Also, effective for grants made on or after July 1, 2004, grantees who were age 62 on or before July 1, 2008 who retire on or after age 65 will vest in 100 percent of their equity instrument grants upon retirement, with the exception of performance-based RSUs, which must be held at least until the measurement period is complete. Grantees who were not age 62 on or before July 1, 2008, who retire on or after age 62, vest in a prorated portion of their equity instrument grants upon retirement, based upon their service during the vesting period, with the exception of performance-based RSUs, which must be held until the measurement period is complete. During the nine months ended March 31, 2010 and 2009, the Company recognized $0.7 million and $0.9 million, respectively, of incremental, accelerated stock compensation expense for awards made to employees who were either nearing or had reached the applicable retirement age at the date of grant.

As of March 31, 2010, there was $11.0 million of total unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted average period of 2.2 years, and $26.8 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted average period of 2.8 years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of each quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of March 31, 2010, participants have purchased 698,769 shares under the ESPP at a weighted-average price per share of $44.93. Of these shares, 18,132 were purchased during the three months ended March 31, 2010, at a weighted-average price per share of $46.41. To satisfy its obligations under the ESPP, the Company will either purchase shares in the open market or issue shares previously acquired and held in treasury. During the three months ended March 31, 2010, the Company purchased 18,132 shares in the open market to fulfill the employees’ share purchases.

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

Activity related to the MSPP and DSPP during the nine months ended March 31, 2010 is as follows:

	MSPP	DSPP
RSUs outstanding, June 30, 2009	60,733	162
Granted	28,361	191
Issued	(13,754)	—
Forfeited	(2,496)	—

RSUs outstanding, March 31, 2010	72,844	353

Weighted average grant date fair value as adjusted for the applicable discount	$39.46

Weighted average grant date fair value		$49.08

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

11. Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are not performance-based. The performance-based RSUs granted in August 2008 and August 2009 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares. These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved. The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009 (As Adjusted(1))	2010	2009 (As Adjusted(1))
Net income attributable to CACI	$26,708	$21,972	$76,615	$62,214

Weighted average number of basic shares outstanding during the period	30,171	29,939	30,104	29,979
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	470	471	457	467

Weighted average number of diluted shares outstanding during the period	30,641	30,410	30,561	30,446

Basic earnings per share	$0.89	$0.73	$2.55	$2.08

Diluted earnings per share	$0.87	$0.72	$2.51	$2.04

(1)	Reflects the retroactive adoption of new accounting standards. See Note 2.

Shares outstanding during the three and nine months ended March 31, 2010 and 2009, reflect the August 2008 repurchase of 0.4 million shares of CACI’s common stock pursuant to a share repurchase program approved by the Company’s Board of Directors in June 2008.

12. Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Internal Revenue Service recently completed its field audit of the Company’s consolidated federal income tax returns for the years ended June 30, 2005 through 2007 and earlier years in connection with amended returns and carryback claims filed by the Company. The Company expects to receive the refunds reflected on its amended returns and carryback claims, as adjusted for the results of the field audit, before the end of the Company’s fiscal year ending June 30, 2010. The resolution of the issues under examination in connection with the adjustments reflected on its amended returns and carryback claims caused a reduction in the Company’s liability for unrecognized tax benefits of $6.7 million and a corresponding increase in additional paid-in capital and did not affect the Company’s results of operations. The Company is currently under examination by the Internal Revenue Service for the year ended June 30, 2008 and by four state jurisdictions and one foreign jurisdiction for years ended June 30, 2004 through June 30, 2006. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of March 31, 2010 and June 30, 2009 was $5.7 million and $11.9 million, respectively. The Company believes that the total amount of unrecognized tax benefits, if recognized, would not have a material effect on its effective tax rate.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

During the three and nine month periods ended March 31, 2010, the Company’s income tax expense was favorably impacted by non-taxable gains on assets invested in corporate-owned life insurance (COLI) policies, interest earned for refunds due on prior year tax returns and tax benefits related to deductions claimed for income from qualified domestic production activities.

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

	Domestic	International	Total
Three Months Ended March 31, 2010
Revenue from external customers	$754,206	$29,963	$784,169
Net income attributable to CACI	24,643	2,065	26,708
Three Months Ended March 31, 2009
Revenue from external customers	$655,077	$18,917	$673,994
Net income attributable to CACI (as adjusted(1))	20,464	1,508	21,972

Nine Months Ended March 31, 2010
Revenue from external customers	$2,211,829	$88,585	$2,300,414
Net income attributable to CACI	70,469	6,146	76,615
Nine Months Ended March 31, 2009
Revenue from external customers	$1,941,752	$59,509	$2,001,261
Net income attributable to CACI (as adjusted(1))	58,499	3,715	62,214

(1)	Reflects the retroactive adoption of new accounting standards. See Note 2.

14. Fair Value of Financial Instruments

ASC 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in an orderly transaction. The market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability is known as the principal market. When no principal market exists, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received or minimizes the amount that would be paid. Fair value is based on assumptions market participants would make in pricing the asset or liability. Generally, fair value is based on observable quoted market prices or derived from observable market data when such market prices or data are available. When such prices or inputs are not available, the reporting entity should use valuation models.

The Company’s financial assets and liabilities recorded at fair value on a recurring basis were categorized based on the priority of the inputs used to measure fair value. The inputs used in measuring fair value are categorized into three levels under ASC 820, as follows:

•	Level 1 Inputs – unadjusted quoted prices in active markets for identical assets or liabilities.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

As of March 31, 2010, the Company’s financial instruments measured at fair value included non-COLI money market investments and mutual funds held in the Company’s supplemental retirement plan, the obligations to participants under the same plan, contingent consideration in connection with business combinations completed since June 30, 2009 and the Company’s interest rate cap agreement. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	Fair Value
Non-COLI assets held in Supplemental Retirement Plan	Long-term asset	Level 1	$6,462
Obligations under Supplemental Retirement Plan	Current liability	Level 2	$2,777
Obligations under Supplemental Retirement Plan	Long-term liability	Level 2	$51,875
Interest rate cap	—	Level 2	—
Contingent consideration	Long-term liability	Level 3	$36,627

Changes in the fair value of the assets held in the supplemental retirement plan, as well as changes in the related deferred compensation obligation, are recorded in indirect costs and selling expense. The Company is in the process of finalizing its detailed valuations of the contingent consideration for the three acquisitions completed since June 30, 2009. The final results of the valuations may differ from management’s estimates currently recorded and the balances will be adjusted to reflect the final results. After the valuations of the contingent consideration as of the acquisition dates are finalized, they will be re-measured each reporting period and any changes will be recognized in the Company’s statement of operations for such period.

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

Forward Looking Statements

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and the United Kingdom, including conditions that result from prolonged economic weakness; terrorist activities or war; changes in interest rates; currency fluctuations; significant fluctuations in the equity markets; changes in our effective tax rate; finalization of accounting for business combinations, including valuation of intangibles and contingent consideration; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism, rebuilding Iraq, or an economic stimulus package; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government investigations into allegations of improper actions related to the provision of services in support of U.S. military operations in Iraq; the results of government audits and reviews conducted by the Defense Contract Audit Agency or other governmental entities with cognizant oversight; the insourcing of contractor positions by the government; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, and (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; the ability to successfully integrate the operations of our recent acquisitions; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our Securities and Exchange Commission filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We are a leading provider of professional services and information technology solutions to the U.S. government. We derived 94.8 percent and 95.9 percent of our revenue during the nine months ended March 31, 2010 and 2009, respectively, from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments and commercial customers. Our major service offerings are as follows:

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

In the near term, we face some uncertainties due to the current business environment. We continue to experience a number of protests of major contract awards. In addition, many of our federal government contracts require us to have security clearances and employ personnel with specific levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense. In addition, a shift of expenditures away from programs that we support could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty, or to decide not to exercise options to renew contracts. Among the factors that could affect our federal government contracting business are the continued demand and priority of funding for combat operations in Iraq and Afghanistan, an increase in set-asides for small businesses, government insourcing, and budgetary priorities limiting or delaying federal government spending in general.

Our operations are also affected by local, national and worldwide economic conditions. The consequences of a prolonged global economic downturn or a continued weak U.S. economy and large federal budget deficits may include a lower level of government spending in the areas in which we provide our services. Instability in the financial markets, as a result of economic weakness or other factors, also may affect the cost of capital and our ability to raise capital. In addition, future material losses on assets invested in corporate-owned life insurance policies would adversely affect our income tax expense.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,				Change
(dollars in thousands)	2010		2009		$	%
Department of Defense (DoD)	$611,884	78.0%	$514,713	76.4%	$97,171	18.9%
Federal civilian agencies	130,661	16.7	133,568	19.8	(2,907)	(2.2)
Commercial and other	37,867	4.8	20,860	3.1	17,007	81.5
State and local governments	3,757	0.5	4,853	0.7	(1,096)	(22.6)

Total	$784,169	100.0%	$673,994	100.0%	$110,175	16.3%

For the three months ended March 31, 2010, total revenue increased by 16.3 percent, or $110.2 million, over the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD and was generated both from organic growth and from acquisitions completed since December 31, 2008. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the three months ended March 31, 2010 was $14.6 million, of which $7.5 million related to acquisitions completed in the U.K. and $7.1 million related to the acquisitions completed in the U.S.

Revenue from existing operations increased by 14.2 percent, or $95.6 million, for the three months ended March 31, 2010. This organic growth was driven by both an increase in our direct labor and an increase in other direct costs (ODCs). ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 18.9 percent, or $97.2 million, for the three months ended March 31, 2010, as compared to the same period a year ago. Substantially all of the DoD revenue growth was attributable to existing operations. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the commands in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies decreased 2.2 percent, or $2.9 million, for the three months ended March 31, 2010, as compared to the same period a year ago. This decrease is primarily attributable to revenue earned in the three months ended March 31, 2009 on projects that were substantially completed prior to June 30, 2009 and the timing of the fees on certain contracts where we recognize a portion of the fees upon customer approval. Approximately 15.1 percent of the federal civilian agency revenue for the quarter was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $19.7 million and $18.4 million for the three months ended March 31, 2010 and 2009, respectively.

Commercial revenue increased 81.5 percent, or $17.0 million, during the three months ended March 31, 2010, as compared to the same period a year ago. Of this increase $13.7 million came from our recent acquisitions. Commercial revenue is derived from both international and domestic operations. International operations accounted for 79.1 percent, or $30.0 million, of total commercial revenue, while domestic operations accounted for 20.9 percent, or $7.9 million. The increase in organic commercial revenue came from operations within the U.K. and was primarily caused by the improved performance of our U.K. operations during the quarter.

Revenue from state and local governments decreased by 22.6 percent, or $1.1 million, for the three months ended March 31, 2010, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended March 31, 2010 and 2009. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended March 31, 2010 and 2009, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended March 31,		Three Months Ended March 31,		Change
(dollars in thousands)	2010	2009 (As Adjusted(1))	2010	2009 (As Adjusted(1))	$	%
Revenue	$784,169	$673,994	100.0%	100.0%	$110,175	16.3%

Costs of revenue
Direct costs	551,191	461,757	70.3	68.5	89,434	19.4
Indirect costs and selling expenses	171,451	155,445	21.9	23.0	16,006	10.3
Depreciation and amortization	14,205	11,818	1.8	1.8	2,387	20.2

Total costs of revenue	736,847	629,020	94.0	93.3	107,827	17.1

Income from operations	47,322	44,974	6.0	6.7	2,348	5.2
Interest expense and other, net	6,488	7,538	0.8	1.1	(1,050)	(13.9)

Income before income taxes	40,834	37,436	5.2	5.6	3,398	9.1
Income taxes	14,055	15,356	1.8	2.3	(1,301)	(8.5)

Net income before noncontrolling interest in earnings of joint venture	26,779	22,080	3.4	3.3	4,699	21.3
Noncontrolling interest in earnings of joint venture	(71)	(108)	—	—	37	(34.3)

Net income attributable to CACI	$26,708	$21,972	3.4%	3.3%	$4,736	21.6%

(1)

Certain amounts for the three months ended March 31, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2 in the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Income from operations for the three months ended March 31, 2010 was $47.3 million. This was an increase of $2.3 million, or 5.2 percent, from income from operations of $45.0 million for the three months ended March 31, 2009. Our operating margin was 6.0 percent down from the 6.7 percent during the same period a year ago. The decrease in operating margin is primary attributable to a growth in ODCs which exceeded our growth in direct labor.

As a percentage of revenue, direct costs were 70.3 percent and 68.5 percent for the three months ended March 31, 2010 and 2009, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $206.1 million and $193.3 million for the three months ended March 31, 2010 and 2009, respectively. This increase in direct labor was primarily attributable to organic growth. ODCs were $345.1 million and $268.5 million during the three months ended March 31, 2010 and 2009, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR integration services within our Strategic Services Sourcing (S3) contract.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 21.9 percent and 23.0 percent for the three months ended March 31, 2010 and 2009, respectively. The decrease in indirect costs and selling expenses as a percentage of revenue was primarily a result of controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect costs and selling expenses. These decreases were partially offset by higher stock compensation expense, which increased from $4.0 million for the three months ended March 31, 2009 to $5.2 million for the three months ended March 31, 2010. This increase was primarily the result of adjusting performance-based RSU expense to reflect higher estimated net after-tax income during the performance measurement period.

Depreciation and amortization expense was $14.2 million and $11.8 million for the three months ended March 31, 2010 and 2009, respectively. The increase of $2.4 million, or 20.2 percent, was primarily the result of increased amortization expense attributable to acquired intangibles.

Interest expense and other, net decreased $1.1 million, or 13.9 percent, during the three months ended March 31, 2010 as compared to the same period a year ago. The decrease was primarily due to lower interest rates and the July 2009 $50.0 million prepayment on our term loan.

The effective tax rate was 34.5 percent and 41.1 percent during the three months ended March 31, 2010 and 2009, respectively. The lower tax rate reported in the third quarter of FY2010 was primarily attributable to tax benefits related to deductions claimed for income from qualified domestic production activities and to non-taxable gains on assets invested in corporate-owned life insurance policies to date compared to non-deductible losses incurred in the same period of last year. If gains or losses on these investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in the last quarter of the year ending June 30, 2010.

Results of Operations for the Nine Months Ended March 31, 2010 and 2009

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the nine months ended March 31, 2010 and 2009, respectively:

	Nine Months Ended March 31,				Change
(amounts in thousands)	2010		2009		$	%
Department of Defense	$1,786,846	77.7%	$1,514,421	75.7%	$272,425	18.0%
Federal civilian agencies	393,408	17.1	405,119	20.2	(11,711)	(2.9)
Commercial and other	107,087	4.6	66,375	3.3	40,712	61.3
State and local governments	13,073	0.6	15,346	0.8	(2,273)	(14.8)

Total	$2,300,414	100.0%	$2,001,261	100.0%	$299,153	14.9%

For the nine months ended March 31, 2010, total revenue increased by 14.9 percent, or $299.2 million, over the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD customers and was generated from both organic growth and acquisitions completed since June 30, 2008. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the nine months ended March 31, 2010 was $38.5 million, of which $25.1 million related to acquisitions completed in the U.K. and $13.4 million related to acquisitions completed in the U.S.

Revenue from existing operations increased by 13.0 percent or $260.6 million, for the nine months ended March 31, 2010. This organic growth was driven by both an increase in our direct labor and a significant increase in ODCs. ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 18.0 percent, or $272.4 million, for the nine months ended March 31, 2010, as compared to the same period a year ago. Substantially all of the DoD revenue growth was attributable to existing operations. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the commands in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies decreased 2.9 percent, or $11.7 million, for the nine months ended March 31, 2010, as compared to the same period a year ago. This decrease is primarily attributable to revenue earned on projects that were substantially completed prior to June 30, 2009 and the timing of the fees on certain contracts where we recognize a portion of the fees upon customer approval. Approximately 14.5 percent of the federal civilian agency revenue for the nine months ended March 31, 2010 was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $57.0 million and $54.4 million for the nine months ended March 31, 2010 and 2009, respectively. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial revenue increased 61.3 percent, or $40.7 million, during the nine months ended March 31, 2010, as compared to the same period a year ago. This increase primarily is attributable to our recent acquisitions. Commercial revenue is derived from both international and domestic operations. International operations accounted for 82.7 percent, or $88.6 million, of total commercial revenue, while domestic operations accounted for 17.3 percent, or $18.5 million.

Revenue from state and local governments decreased by 14.8 percent, or $2.3 million, for the nine months ended March 31, 2010, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the nine months ended March 31, 2010 and 2009. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the nine months ended March 31, 2010 and 2009, respectively.

	Dollar Amount		Percentage of Revenue
	Nine Months Ended March 31,		Nine Months Ended March 31,		Change
(dollars in thousands)	2010	2009 (As Adjusted(1))	2010	2009	$	%
Revenue	$2,300,414	$2,001,261	100.0%	100.0%	$299,153	14.9%

Costs of revenue
Direct costs	1,604,848	1,366,790	69.8	68.3	238,058	17.4
Indirect costs and selling expenses	515,849	467,297	22.4	23.3	48,552	10.4
Depreciation and amortization	38,906	35,633	1.7	1.8	3,273	9.2

Total costs of revenue	2,159,603	1,869,720	93.9	93.4	289,883	15.5

Income from operations	140,811	131,541	6.1	6.6	9,270	7.0
Interest expense and other, net	20,874	23,699	0.9	1.2	(2,825)	(11.9)

Income before income taxes	119,937	107,842	5.2	5.4	12,095	11.2
Income taxes	42,973	45,141	1.9	2.3	(2,168)	(4.8)

Net income before noncontrolling interest in earnings of joint venture	76,964	62,701	3.3	3.1	14,263	22.7
Noncontrolling interest in earnings of joint venture	(349)	(487)	—	—	138	(28.3)

Net income attributable to CACI	$76,615	$62,214	3.3%	3.1%	$14,401	23.1%

(1)

Certain amounts for the nine months ended March 31, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2 in the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Income from operations for the nine months ended March 31, 2010 was $140.8 million. This is an increase of $9.3 million, or 7.0 percent, from income from operations of $131.5 million for the nine months ended March 31, 2009. Our operating margin was 6.1 percent down from 6.6 percent during the same period a year ago. The decrease in operating margin is primary attributable to a growth in ODCs which exceeded our growth in direct labor.

As a percentage of revenue, direct costs were 69.8 percent and 68.3 percent for the nine months ended March 31, 2010 and 2009, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $598.9 million and $556.7 million for the nine months ended March 31, 2010 and 2009, respectively. This increase in direct labor was attributable to both organic growth and acquisitions completed since June 30, 2008. ODCs were $1.0 billion and $810.1 million during the nine months ended March 31, 2010 and 2009, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR integration services within our S3 contract along with the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 22.4 percent and 23.3 percent for the nine months ended March 31, 2010 and 2009, respectively. The decrease experienced during this period is primarily the result of integrating acquired businesses, controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect cost and selling expenses. A component of indirect costs and selling expenses is stock compensation expense. Total stock compensation expense was $18.0 million and $13.1 million for the nine months ended March 31, 2010 and 2009, respectively, and increased primarily as a result of adjusting performance-based RSU expense to reflect higher estimated net after-tax income earned during the performance measurement period.

Depreciation and amortization expense was $38.9 million and $35.6 million for the nine months ended March 31, 2010 and 2009, respectively. This increase of $3.3 million, or 9.2 percent, is primarily the result of amortization expense attributable to intangibles acquired in the aforementioned acquisitions offset by a decrease in software amortization on externally marketed software.

Interest expense and other, net decreased $2.8 million, or 11.9 percent, during the nine months ended March 31, 2010 as compared to the same period a year ago. The decrease was primarily due to lower interest rates and the July 2009 $50.0 million prepayment on our Term Loan.

The effective tax rate was 35.9 percent and 42.0 percent during the nine months ended March 31, 2010 and 2009, respectively. The lower effective tax rate for the nine months ended March 31, 2010 when compared with the same period in the prior year was primarily attributable to tax benefits related to deductions claimed for income from qualified domestic production activities and to non-taxable gains on assets invested in corporate-owned life insurance policies year-to-date compared to non-deductible losses incurred in the same period of last year. If gains or losses on those investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in the last quarter of the year ending June 30, 2010.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $122.9 million and $94.3 million for the nine months ended March 31, 2010 and 2009, respectively.

We maintain a $590.0 million credit facility (the Credit Facility), which includes a $240.0 million revolving credit facility (the Revolving Facility) and a $350.0 million institutional term loan (the Term Loan). At March 31, 2010, $279.4 million was outstanding under the Term Loan, no amounts were outstanding under the Revolving Facility, and we had no outstanding letters of credits. The outstanding balance under the Term Loan reflects the $50.0 million prepayment made on July 8, 2009. We may make further prepayments based on cash flows, working capital requirements and other capital needs.

The Term Loan portion of the Credit Facility is a seven-year secured facility under which principal payments are due in quarterly installments of $0.7 million at the end of each fiscal quarter through March 2011, and the balance is due in full on May 3, 2011.

Interest rates for both Revolving Facility and Term Loan borrowings are based on the London Inter-Bank Offered Rate (LIBOR), or the higher of the prime rate or the federal funds rate in each case, plus applicable margins. Margin and unused facility fee rates are determined quarterly based on our leverage ratios. We are required to comply with certain financial covenants under the Credit Facility that limit our leverage, require us to maintain a minimum net worth and require us to meet a minimum fixed-charge coverage ratio. These financial covenants apply throughout the terms of the Credit Facility. The Credit Agreement dated as of May 3, 2004, as amended, governing our Credit Facility provides the remedies available to the lenders in the event of an uncured violation of any of the financial covenants. Such remedies may include the termination of the Credit Facility and the demand for payment of all outstanding amounts due thereunder. Since the inception of the Credit Facility, we have always been in compliance with all of the financial covenants and expect to remain in compliance through the May 2011 expiration of the Credit Facility. The total costs associated with securing the Credit Facility, as amended, were $10.2 million and are being amortized over the life of the Credit Facility.

Effective May 16, 2007, we issued the Notes which mature on May 1, 2014, in a private placement pursuant to Rule 144A of the Securities Act of 1933. The Notes are subordinate to our senior secured debt, and interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of March 31, 2010, none of the conditions permitting conversion of the Notes had been satisfied.

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

The contingently issuable shares are not included in our diluted share count for the three or nine months periods ended March 31, 2010 or 2009, because our average stock price during those periods was below the conversion price. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs are presented in shareholders’ equity. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of our common stock.

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

For income tax reporting purposes, the Notes and the Call Options are integrated. This created an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options is being accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $32.8 million to be realized for income tax reporting purposes over the term of the Notes was recorded as an increase in additional paid-in capital and a long-term deferred tax asset. The majority of this deferred tax asset is offset in our balance sheet by the $30.7 million deferred tax liability that was recognized with the adoption of the updates to Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20) that were retroactively applied to May 16, 2007 (see below for additional information on the impact of adopting the updates to ASC 470-20).

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

Beginning July 1, 2009, we have accounted for the Notes in accordance with the updates to ASC 470-20. These new rules were applied retrospectively and, accordingly, balances affected by ASC 470-20 as of June 30, 2009 and for the three and nine month periods ended March 31, 2009, have been adjusted to reflect the impacts of the update. The effects on prior period balances are described in Note 2 to the condensed consolidated financial statements included with this quarterly report.

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

We also maintain two lines of credit in addition to the Revolving Facility, one in the U.K., and one under a joint venture. The total amount available under the line-of-credit facility in the U.K., which is cancelable at any time upon notice from the bank, is 0.5 million pounds sterling. The amount available under the joint venture’s line of credit is $1.5 million, and is scheduled to expire in September 2011. As of March 31, 2010, the Company had no outstanding borrowings under either of these lines of credit.

Cash and cash equivalents were $174.7 million and $208.5 million at March 31, 2010 and June 30, 2009, respectively. Our operating cash flow was $122.9 million for the nine months ended March 31, 2010 as compared to $94.3 million in the same period a year ago. This increase in operating cash flows during the nine months ended March 31, 2010 as compared to the year earlier quarter is due primarily to the profits earned during the current year quarter and our strong operational processes. Days-sales-outstanding were 59 at March 31, 2010, and were 61 at March 31, 2009.

We used cash in investing activities of $107.6 million and $17.4 million for the nine months ended March 31, 2010 and 2009, respectively. The increase of $90.2 million was primarily the result of acquisitions completed during the first nine months of the year ending June 30, 2010 and capital expenditures incurred in connection with our consolidation of office space in a new building in Northern Virginia.

Cash used in financing activities was $46.4 million in the nine months ended March 31, 2010 as compared to $20.7 million in the nine months ended March 31, 2009. During the nine months ended March 31, 2010, we prepaid $50.0 million of our Term Loan. During the nine months ended March 31 2009, we used $20.0 million to repurchase shares of our common stock pursuant to a plan approved by our Board of Directors in June 2008.

Cash flows from financing activities include proceeds received from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan totaling $9.1 million and $6.7 million during the nine months ended March 31, 2010 and 2009, respectively. These amounts were offset by cash used to purchase stock to fulfill obligations under our Employee Stock Purchase Plan, which totaled $2.6 million and $2.8 million during the nine months ended March 31, 2010 and 2009, respectively.

We believe that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under our Credit Facility and the Notes will depend on our future financial performance which will be affected by many factors outside of our control, including current worldwide economic conditions.

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 to our consolidated financial statements for the year ended June 30, 2009 included in our Annual Report on Form 10-K for such period. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of March 31, 2010, we had no outstanding letters of credit. We have no other material off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps and caps. We have maintained hedging relationships with various counterparties in recent years, including two interest rate swap agreements that expired in December 2009. These agreements allowed us to exchange a portion of our variable rate debt for fixed rate debt. We have not entered into new interest rate swaps at this time due to the relatively favorable interest rate environment, and as our variable rate debt is schedule to mature in May 2011. Accordingly, effective in mid-December 2009, all outstanding balances under our Term Loan, and any amounts that may be borrowed under our Revolving Facility, are subject to interest rate fluctuations. Without interest rate swap agreements, our interest expense on our variable rate debt could have fluctuated by approximately $2.1 million for the nine months ended March 31, 2010 with every 1 percent fluctuation in the applicable interest rates.

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

Approximately 3.9 percent and 3.0 percent of our total revenue in the nine months ended March 31, 2010 and 2009, respectively, was derived from our international operations in the U.K. Our practice in the U.K. is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2010, we held pounds sterling in the U.K. equivalent to approximately $9.9 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2010.

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

Since the filing of Registrant’s report described above, on September 11, 2009, the United States Court of Appeals for the District of Columbia Circuit reversed the decision of the United States District Court for the District of Columbia with respect to CACI and dismissed the remaining claims against CACI. On January 25, 2010, the United States Court of Appeals for the District of Columbia Circuit denied plaintiffs’ petition for a rehearing en banc. On April 26, 2010, plaintiffs filed a petition for a writ of certiorari in the United States Supreme Court to review the September 11, 2009 decision of the Court of Appeals.

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

Since the filing of Registrant’s report described above, on September 11, 2009, the United States Court of Appeals for the District of Columbia Circuit reversed the decision of the United States District Court for the District of Columbia with respect to CACI and dismissed the remaining claims against CACI. On January 25, 2010, the United States Court of Appeals for the District of Columbia Circuit denied plaintiffs’ petition for a rehearing en banc. On April 26, 2010, plaintiffs filed a petition for a writ of certiorari in the United States Supreme Court to review the September 11, 2009 decision of the Court of Appeals.

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

Since the filing of Registrant’s report described above, the parties received a briefing schedule from the United States Court of Appeals for the Fourth Circuit with respect to CACI’s appeal of the March 2009 decision of the United States District Court for the Eastern District of Virginia. Plaintiffs moved to dismiss CACI’s appeal. The Court of Appeals has deferred any ruling on plaintiffs’ motion. Plaintiffs subsequently filed a notice of cross-appeal, which CACI has moved to dismiss. The Court of Appeals dismissed plaintiffs’ cross-appeal. On April 5, 2010, CACI filed its opening brief in the appeal.

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

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009. There have been no material changes from the risk factors described in that report other than as set forth below.

Change in the estimated fair value of contingent consideration could materially impact our results of operations. We made significant judgments in determining the acquisition-date assumptions used in estimating the fair value of the contingent consideration associated with the acquisitions we made subsequent to June 30, 2009 and similar judgments will be made as we revalue their fair value each reporting period. Our future operating results could be materially impacted if actual earnings before interest, taxes depreciation and amortization of the acquired businesses vary from our estimates.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below are equity securities purchased during the three months ended March 31, 2010 in order to satisfy our obligations under the Employee Stock Purchase Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2010	18,132	$47.85	698,769	301,231
February 2010	—	—	—	—
March 2010	—	—	—	—

Total	18,132	$47.85	698,769	301,231

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

None

Item 5.	Other Information

None

Item 6.	Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company		8-K	July 11, 2003	4.1

31.1	Section 302 Certification Paul M. Cofoni	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Paul M. Cofoni	X

32.2	Section 906 Certification Thomas A. Mutryn	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: May 5, 2010	By:	/S/ PAUL M. COFONI
Paul M. Cofoni
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 5, 2010	By:	/S/ THOMAS A. MUTRYN
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 5, 2010	By:	/S/ CAROL P. HANNA
Carol P. Hanna
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)