Form 10-K
period 2010-06-30
CACI INTERNATIONAL INC /DE/
filed 2010-08-25
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

The aggregate market value of common shares held by non-affiliates of the registrant on December 31, 2009 was $1,420,795,606, based upon the closing price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of August 24, 2010, the registrant had 30,304,638 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s proxy statement for its 2010 annual meeting of stockholders. With the exception of the sections of the 2010 proxy statement specifically incorporated herein by reference, the 2010 proxy statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

Overview

CACI founded its business in 1962 in simulation technology. With revenue for the year ended June 30, 2010 (FY2010) of $3.1 billion, we serve clients in the U.S. federal government and commercial markets, primarily throughout North America and internationally on behalf of U.S. customers, as well as in the United Kingdom. We deliver professional services and information technology (IT) solutions to our clients. Through our service offerings, we provide comprehensive and practical solutions by adapting emerging technologies and continually evolving legacy strengths. As a result of our diverse capabilities and client mission understanding, many of our client relationships have existed for ten years or more.

Our reliable and high-quality services have enabled us to successfully compete for and win repeat business, sustain long-term client relationships and compete effectively for new clients and new contracts. We seek competitive business opportunities and have designed our operations to support major programs through centralized business development and business alliances. We have structured our business development organization to respond to the competitive marketplace, particularly within the federal government, and support that activity with full-time marketing, sales, communications, and proposal development specialists.

Our primary customers are agencies of the U.S. government. Our services are primarily targeted to the areas of defense, intelligence, homeland security and IT modernization. The demand for our services, in large measure, is created by the increasingly complex network, systems and information environments in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity and, ultimately, improving performance.

At June 30, 2010, CACI had approximately 13,100 employees.

Domestic Operations

Our domestic operations are conducted through a number of subsidiaries and a joint venture which we control, and account for 100 percent of our U.S. government revenue and 20.5 percent of our commercial revenue. Some of the contracts performed by our domestic operations involve assignment of employees to international locations. At June 30, 2010, approximately 600 employees were on assignments in international locations. We provide professional services and information technology solutions to our domestic clients through all of our major service offerings:

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

•

C4ISR services—We provide rapid response services in support of military missions in a coordinated and controlled operational setting. We support the military efforts to ensure delivery and sustainment of integrated, enterprise-wide, Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) programs. We integrate sensors, mission applications, and systems that connect with DoD data networks.

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

International Operations

Our international operations are conducted primarily through our operating subsidiary in Europe, CACI Limited, and account for substantially all revenue generated from international clients and 79.5 percent of our commercial revenue. CACI Limited is headquartered in London, England, and operates primarily in support of our data, information and knowledge management services; business systems solutions; and enterprise IT and network services lines of business.

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

Competition

We operate in a highly competitive industry that includes many firms, some of which are larger in size and have greater financial resources than we do. We obtain much of our business on the basis of proposals submitted in response to requests from potential and current customers, who may also receive proposals from other firms. Additionally, we face indirect competition from certain government agencies that perform services for themselves similar to those marketed by us. We know of no single competitor that is dominant in our fields of technology. We have a relatively small share of the available worldwide market for our products and services and intend to achieve growth and increasing market share both organically and through strategic acquisitions.

Strengths and Strategy

We offer substantially our entire range of professional services, information technology solutions, and proprietary products to defense, intelligence and civilian agencies of the U.S. government. Our work for U.S. government agencies may combine a wide range of skills drawn from our major service offerings. We occasionally contract through both our domestic and international operations to supply services and/or products to governments of other nations. As with other government contractors, our business is subject to government client funding decisions and actions that are beyond our control.

Although we are a supplier of proprietary computer-based technology products and marketing systems products, we are not primarily focused on being a software product developer-distributor (see discussion following under “Patents, Trademarks, Trade Secrets and Licenses”).

Our international commercial client base consists primarily of large corporations in the United Kingdom (U.K.). This market is the primary target of our proprietary marketing systems software and database products.

In order to effectively perform on our existing client contracts and secure new client contracts within the U.S. government, we must maintain expert knowledge of agency policies, operations and challenges. We combine this comprehensive knowledge with significant expertise in the design, integration, development and implementation of advanced information technology and communications solutions. This capability provides us with opportunities either to compete directly for, or to support other bidders in competition for, multi-million dollar and multi-year award contracts from the U.S. government.

We have strategic business relationships with a number of companies associated with the information technology industry. These strategic partners have business objectives compatible with ours and offer products and services that complement ours. We intend to continue development of these kinds of relationships wherever they support our growth objectives.

Our marketing and new business development is conducted by virtually all of our officers and managers including the Chief Executive Officer, executive officers, vice presidents, and division managers. We employ marketing professionals who identify and qualify major contract opportunities, primarily in the federal government market. Our proprietary software and marketing systems are sold primarily by full-time sales people. We also have established agreements for the resale of certain third party software and data products.

Much of our business is won through submission of formal competitive bids. Government and commercial clients typically base their decisions regarding contract awards on their assessment of the quality of past performance, responsiveness to proposal requirements, price, and other factors. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment. The terms, conditions and form of contract of government bids, however, are in most cases specified by the client. In situations in which the client-imposed contract type and/or terms appear to expose us to inappropriate risk or do not offer us a sufficient financial return, we may seek alternate arrangements or opt not to bid for the work. Essentially all contracts with the U.S. government, and many contracts with other government entities, permit the government client to terminate the contract at any time for the convenience of the government or for default by the contractor. Although we operate under the risk that such terminations may occur and have a material impact on operations, such terminations have been rare and, generally, have not materially affected operations.

Our contracts and subcontracts are composed of a wide range of contract types, including firm fixed-price, cost reimbursement, time-and-materials (T&M), indefinite delivery/indefinite quantity (IDIQ) and government wide acquisition contracts (known as GWACS) such as General Services Administration (GSA) schedule contracts. By company policy, fixed-price contracts require the approval of at least two of our senior officers.

At any one time, we may have several thousand separate active contracts and/or task orders. In FY2010, the ten top revenue-producing contracts accounted for 41.5 percent of our revenue, or $1.3 billion.

In FY2010, 94.8 percent of our revenue came from U.S. government prime contracts or subcontracts consisting of 77.8 percent from DoD contracts and 17.0 percent from U.S. government civilian agency clients. The remaining 5.2 percent of revenue came from commercial businesses, both domestic and international, and state and local contracts.

Although we are continuously working to diversify our client base, we will continue to aggressively seek additional work from the DoD. In FY2010, DoD revenue grew by 17.9 percent, or $372.1 million. Substantially all of the DoD revenue growth was attributable to existing operations.

Industry Trends

The federal government is the largest consumer of information technology services and solutions in the United States. We believe that the following trends will impact the federal government’s future spending on the types of services we provide:

•

Oversight and transparency—Oversight at the Congressional level and audit scrutiny at the agency level have increased due to high-profile cases involving alleged and proven contract abuses, coupled with the increased use of government contractors since 2001. Greater emphasis has been placed on making programs transparent and open to avoid overspending and to focus on performance and best value. Added program oversight and transparency also delay procurements while the government evaluates program performance. While delays are inevitable, we believe they will result in better requirements definition, greater demand for stronger value-based solutions/services, and the diversion of spending from poorly performing areas to well performing areas.

•

Contract award protests—We continue to experience a number of protests of contracts and task orders awarded to us, especially those involving large, multiple award, IDIQ contracts. In some cases, it may be prudent and beneficial for the customer to award more contracts than to go through the extensive process of justifying the initial award. This process causes delays in awarding contracts and task orders, affecting our backlog and revenue.

•

Administration and congressional changes—Since the 2008 elections, legislative initiatives have affected the housing, financial, automotive and health industries, and Congress is expected to consider legislative initiatives for the energy industry. Administration initiatives such as the stimulus package have contributed to historic domestic budget increases and federal deficits, which may limit longer-term funding of more complex programs. While the administration has expressed interest in domestic spending program areas, such as healthcare, energy and education, Congress has not yet fully supported the President’s growth plans in non-defense spending.

We currently experience a strong flow of funds to the intelligence, defense and security areas even as there have been reductions in major defense weapons programs, and with the potential for further such reductions in the future. Secretary of Defense Gates recently announced a DoD efficiencies initiative to reduce excess overhead costs and reinvest these savings into priority programs supporting the warfighter and modernization. He also announced a 10 percent reduction in funding for service support contractors for each of the next three years. While it is too early to know the exact nature and specifics of these plans, or to accurately assess the impact of the reduction initiatives, we do know their intent with regard to the types of services we provide to our primary clients. An early indication of one type of action is the “reduction by consolidation” announced by the Secretary in the proposed closing down and redistribution of work currently being done by the U.S. Joint Forces Command, the Business Transformation Agency and the National Information Infrastructure.

•

Budget pressures and opportunity—It is our view that deficit spending has increased to an unsustainable level because of stimulus and reform/recovery programs; the decline in tax revenues due to poor economic performance; and the increase in entitlement program costs. We believe that budget cuts, new revenue-generating taxes or some combination will become necessary in this environment. These potential spending cuts and tax increases may need to occur while the economy remains under significant stress, which may slow economic recovery. If the economic recovery slows or reverses, budget pressures will be magnified.

Departments in the federal government will seek to make spending reductions, especially in areas where cost reductions can improve operational efficiency. These moves also generate opportunity. Secretary Gates commented on the need to improve efficiency and effectiveness of DoD IT infrastructures. He directed an effort to consolidate assets to take advantage of economies of scale. As the Office of Management and Budget (OMB) and the Federal Chief Information Officer have clearly indicated, properly developing and managing IT systems is essential to successful government. It will be critical for our clients to shift resources while optimizing data, information and knowledge in shorter time frames. We expect to see a greater desire to fund transformational activity that yields better results in a shorter timeframe, thus maximizing investments with more stable and predictable information system outcomes. While technology provides part of the answer, the integration of processes and personnel using forward-looking systems and sound architectures is more likely to provide the cost savings and performance efficiencies.

•

Human capital—The administration has emphasized insourcing, although in his recent comments, Secretary Gates acknowledged that insourcing does not reduce costs and that efforts to create full-time positions within DoD would be severely curtailed, if not eliminated. This may serve to preserve some CACI positions that otherwise might have been lost to DoD insourcing. The administration has also undertaken an effort to reserve for federal government employees certain jobs defined as “inherently governmental,” “closely associated with inherently governmental,” and “critical functions.” Over the next fiscal year, we expect all departments and agencies to determine their optimum scenario for what should be performed by federal government employees and what should be done by contractors.

•

Government acquisition reforms—There are a number of other statutory acquisition reform provisions and initiatives being considered at the legislative level. These reforms may well lead to increased congressional oversight of contractor support services, with a focus on specific role definitions, transparency, managed risks, potential conflicts of interest and the mix between contractor staff and government personnel. In addition, the OMB recently issued new guidelines on how to acquire and develop larger-scale enterprise systems using more modular and agile development methods. Such an approach requires the client and contractor alike to follow strong disciplines on system requirements, success factors and performance measures.

One other trend is a movement away from T&M contracts to more cost reimbursable contracts as well as more fixed-price contracting. This change will have potential impact on margins (positive and negative) as these contract types change over time. In addition, the move to fixed-price contracts effectively shifts risk from the government to the contractor. Our fixed-price risk review approach and cost-type contracting flexibility enable us to address these impacts.

•

Technology—A number of factors in the technology area present both challenge and opportunity. Web technologies are becoming more pervasive, more powerful, and more complex—but less predictable. As the amount of data and information grows, the demands for applications will grow as well, putting a higher value on faster and more efficient/effective technologies. We expect this demand to result in an increasing need for cyber security solutions to combat cyber crime, cyber espionage and cyber terrorism. In addition, we expect to see an added need for increasingly enhanced identity management/biometrics solutions that address security and privacy needs while also ensuring the integrity of data sources, content and transmission.

An additional area of cyber emphasis is the need for security of the supply chain. This includes infrastructure, applications and information, which adds more demand and complexity to the enterprise and the technology infrastructure supporting the enterprise. With the greater technology infrastructure needs, we believe the demand will increase for information technology virtualization, consolidation and the utilization of cloud computing technologies which help to achieve cost and performance efficiencies, along with the smaller footprints and power needs. We anticipate infrastructure needs, including the “green” initiatives that are commanding the attention and resources of the federal government and involve everything from buildings to the technology in the buildings. Tools, applications, and devices, can be expected to grow and have an increasing impact on solutions and services going forward.

•

Best value versus best price—Performance-based contracting, in which a contractor’s fee/profit is tied to its level of performance, is a technique for structuring all aspects of a contract around the purpose and outcome desired as opposed to the process by which the work is to be performed. While this is not a new contracting strategy, nor a mandate, agencies have been assigned a target achievement goal to write performance-based techniques into 40 percent of the total eligible service contracts worth more than $25,000. This practice is intended to shift risk from the government to the contractor. As this shift occurs, we may experience pricing pressures, although we anticipate that these pressures will be offset by a combination of development programs and programs where a higher degree of performance efficiency can be achieved while keeping a fixed fee.

•

Organizational Conflict of Interest (OCI) and Personal Conflict of Interest (PCI)—We have recently seen a much greater emphasis from the federal government on avoiding contracting conflicts, both organizational and personal in nature. The conflict avoidance is targeted at acquisition, requirements and acceptance determination activities. Of particular concern is a potential, stricter policy by Congress to essentially eliminate current conflict mitigation practices such as “fire-walling.” This has caused major industry divestitures and is impacting the merger and acquisition strategies of all companies in this sector, which addresses the OCI area of concern for some companies and brings OCI into question for others.

In the PCI area, there will be an impact on how individuals are viewed with respect to procurements, as well as how efficiently and effectively more complex work is completed as knowledgeable people may be conflicted from providing solutions and services. Much of this impact is still developing and mitigation strategies are still a strong consideration for the government.

•

Small business participation expectations—According to the Small Business Administration (SBA), as a whole, the government missed its goal of awarding 23 percent of its contracting dollars to small businesses, reaching only 21.5 percent. By law, federal agencies are required to establish contracting goals, such that 23 percent of all government purchases are intended to go to small businesses. Increased emphasis to meet small business goals will make it more difficult for larger companies to compete for the remaining prime contract dollars.

The General Accounting Office has issued some rulings in this regard and some agencies are already putting out procurements with up to 40 percent small business content for prime contracts. In the federal government’s FY2010, the SBA will be developing the agency’s FY2011 – 2016 Strategic Plan. We will be watching closely for any changes/updates to the small business requirements. We are also seeing increasing use of “Restricted Suites” for small business multiple award IDIQ solicitations, replacing the “reserved” awards that still required the small businesses to compete with large businesses on task orders. This may further reduce the addressable contract dollars available to large businesses.

•

Supplemental funding and the continuing cost of asymmetric warfare—The administration is integrating more of the supplemental funding, also referred to as overseas contingency operations funding, into the normal budget cycle and moving some funding back to the base budget. The pace of operations and the number of troops in Afghanistan are growing, although the conclusion of combat operations and reduction in troop levels in Iraq are expected to offset that growth in the coming year. We expect intelligence gathering, processing and analysis to grow and remain important to the mission of the commanders in the field. Going forward, we anticipate that a substantial portion of the military budget will be needed to re-set and modernize equipment and infrastructure. This need will likely fuel a continuing demand for logistics services and network-enabled mission capabilities that provide increased efficiency and cost-effectiveness.

•

Strategic alliances—The current strategic environment dictates the need for more inter-company dependencies in the form of alliances and partnerships. Alliances with large and small companies that have agency mission knowledge and/or established credentials related to specific commercial-off-the-shelf solutions are critical to winning large contracts as a prime contractor. Proficiencies through alliances with software application suppliers are increasingly important as the government adopts more solutions.

•

Strategic sourcing—The OMB has issued a directive to make business decisions about acquiring commodities and services more effectively and efficiently. In many cases, these strategies are designed to drive specific services to commodity status in order to leverage the government’s purchasing power. Many of the multiple-award, IDIQ contracts that typify today’s market are derived from strategic sourcing initiatives that aggregate requirements and provide many options for users over extended performance periods.

In addition to these trends, in the near term we face some uncertainties due to the current business environment.

•

Many of our federal government contracts require us to have security clearances and employ personnel with specific levels of education and work experience. Depending on the level, security clearances can be difficult and time-consuming to obtain, and competition for skilled personnel in the information technology services industry is intense.

•

A shift of expenditures away from programs that we support could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty, or to decide not to exercise options to renew contracts.

•

Our operations are also affected by local, national and worldwide economic conditions. The consequences of a prolonged global economic downturn or a continued weak U.S. economy and large federal budget deficits may include a lower level of government spending in the areas in which we provide our services.

•

Instability in the financial markets, as a result of an economic weakness or other factors, may also affect the cost of capital and our ability to raise capital. In addition, future material losses on assets invested in connection with our supplemental retirement plan would adversely affect our income tax expense.

Recent Significant Acquisitions

During the past three fiscal years, we completed a total of eleven acquisitions, four in the U.S. and seven in the U.K. including:

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

•

The October 2009 acquisition of all of the outstanding stock of a business in the United States which provides commercial security technology services for $60.0 million. In addition, we may be required to pay additional consideration of up to $32.5 million based upon events to occur subsequent to the acquisition date.

•

The February 2010 acquisition of all of the outstanding stock of SystemWare Incorporated, which provides signal acquisition and analysis systems for cyber security and counterintelligence application, for $20.0 million. In addition, we may be required to pay additional consideration of up to $12.0 million based upon events to occur subsequent to the acquisition date.

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

Approximately 55 of our employees, all of whom are located at Fort Bliss, Texas, are represented by the International Union of Operating Engineers. We successfully negotiated a collective bargaining agreement with the union which was incorporated into our Fort Bliss contract with the Army. We believe that our relationship with the union is good.

Patents, Trademarks, Trade Secrets and Licenses

We own seven patents and patent applications in the United States. While we believe our patents are valid, we do not consider that our business is dependent on patent protection in any material way. We claim copyright, trademark and other proprietary rights in a variety of intellectual property, including each of our proprietary computer software and data products and the related documentation. We presently own 17 registered trademarks and service marks and applications in the U.S. and 31 registered trademarks and service marks in other countries, primarily the U.K. All of our registered trademarks and service marks may be renewed indefinitely. In addition, we assert copyrights in essentially all of our electronic and hard copy publications, our proprietary software and data products and in software produced at the expense of the U.S. government, which rights can be maintained for up to 75 years. Because most of our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections and benefit from them as discriminators in competition. We are also a party to agreements that give us the right to distribute computer software, data and other products owned by other companies, and to receive income from such distribution. As a systems integrator, it is important that we maintain access to software, data and products supplied by such third parties, but we generally have experienced little difficulty in doing so. The durations of such agreements vary according to the terms of the agreements themselves.

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

Backlog

Our backlog as of June 30, 2010, which consists primarily of contracts with the U.S. government, was $6.8 billion, of which $1.9 billion was for funded orders. Total backlog as of June 30, 2009 was $7.8 billion. The decrease in backlog from June 30, 2009 to June 30, 2010 was primarily attributable to a lower level of recompete activity during the year ended June 30, 2010. We presently anticipate, based on current revenue projections, that the majority of the funded backlog as of June 30, 2010 will result in revenue during the fiscal year ending June 30, 2011.

Our backlog represents the aggregate contract revenue we estimate will be earned over the remaining life of our contracts. We include in estimated remaining contract value only the contract revenue we expect to earn over the remaining term of the contract, even in cases where more than one company is awarded work under a given contract. Funded backlog is based upon amounts appropriated by a customer for payment for goods and services and as the U.S. government operates under annual appropriations, agencies of the U.S. government generally fund contracts on an incremental basis. As a result, the majority of our estimated remaining contract value is not funded backlog. The estimates used to compile remaining contract value are based on our experience under contracts, and we believe the estimates are reasonable. However, there can be no assurance that existing contracts will result in earned revenue in any future period or at all.

Business Segments, Foreign Operations, and Major Customers

Additional business segment, foreign operations and major customer information is provided in our Consolidated Financial Statements contained in this Report. In particular, see Note 17, Business Segment, Customer and Geographic Information, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Revenue by Contract Type

The following information is provided on the amounts of our revenue attributable to time-and-materials contracts, cost reimbursable contracts and firm fixed-price contracts (including proprietary software product sales), during each of the last three fiscal years:

	Year ended June 30,
	2010		2009		2008
	(dollars in thousands)
Time and materials	$1,467,556	46.6%	$1,310,001	48.0%	$1,232,942	50.9%
Cost reimbursable	1,033,480	32.8	875,653	32.1	672,950	27.8
Firm fixed-price	648,095	20.6	544,508	19.9	514,645	21.3

Total	$3,149,131	100.0%	$2,730,162	100.0%	$2,420,537	100.0%

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

We derived 94.8 percent of our total revenue in FY2010 and 96.0 percent of our total revenue in FY2009 from federal government contracts, either as a prime contractor or a subcontractor. We derived 77.8 percent of our total revenue in FY2010 and 76.1 percent of our total revenue in FY2009 from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, the General Services Administration, or any significant agency in the intelligence community or the DoD, or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could be materially and adversely affected.

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

Because we derive a substantial majority of our revenue from contracts with the federal government, we believe that the success and development of our business will continue to depend on our successful participation in federal government contract programs. Changes in federal government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. Any such actions could cause our actual results to differ materially and adversely from those anticipated. Among the factors that could seriously affect our federal government contracting business are:

•

the demand for and priority of funding for combat operations in Iraq and Afghanistan, decreases to which may reduce the demand for our services on contracts supporting some operations and maintenance activities in the DoD;

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

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may be unable to recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. Depending on the value of a contract, such termination could cause our actual results to differ materially and adversely from those anticipated. Certain contracts also contain OCI clauses that limit our ability to compete for or perform certain other contracts. OCIs arise any time we engage in activities that (i) make us unable or potentially unable to render impartial assistance or advice to the government; (ii) impair or might impair our objectivity in performing contract work; or (iii) provide us with an unfair competitive advantage. For example, when we work on the design of a particular system, we may be precluded from competing for the contract to install that system. Depending upon the value of the matters affected, an OCI issue that precludes our participation in or performance of a program or contract could cause our actual results to differ materially and adversely from those anticipated.

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

The federal government may change its procurement practices, such as in proposed acquisition reforms, or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts or other government-wide contracts, or adopt new socio-economic requirements. In all such cases, there is uncertainty surrounding the changes and what actual impacts they may have on contractors. These changes could impair our ability to obtain new contracts or win re-competed contracts. Any new contracting methods could be costly or administratively difficult for us to satisfy and, as a result, could cause actual results to differ materially and adversely from those anticipated.

Restrictions on or other changes to the federal government’s use of service contracts may harm our operating results.

We derive a significant amount of revenue from service contracts with the federal government. The government may face restrictions from new legislation, regulations or government union pressures, on the nature and amount of services the government may obtain from private contractors (i.e., insourcing versus outsourcing). Any reduction in the government’s use of private contractors to provide federal services could cause our actual results to differ materially and adversely from those anticipated.

Our contracts and administrative processes and systems are subject to audits and cost adjustments by the federal government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.

Federal government agencies, including the Defense Contract Audit Agency (DCAA), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with government regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, accounting, estimating, compensation and management information processes and systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems is found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially and adversely from those anticipated. DCAA audits for costs incurred on work performed after June 30, 2005 have not yet been completed. In addition, DCAA audits for costs incurred by our recent acquisitions for certain periods prior to acquisition have not yet been completed. We do not know the outcome of any existing or future audits and, if any future audit adjustments significantly exceed our estimates, our profitability could be adversely affected.

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

Our backlog consists of funded backlog, which is based on amounts actually committed by a client for payment for goods and services, and unfunded backlog, which is based upon management’s estimate of the future potential of our existing contracts and task orders, including options, to generate revenue. Our backlog may not result in actual revenue in any particular period, or at all, which could cause our actual results to differ materially and adversely from those anticipated.

The maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. For example, we derive a substantial portion of our revenue from government contracts in which we are not the sole provider, meaning that the government could turn to other companies to fulfill the contract. We also derive revenue from IDIQ contracts, which do not require the government to purchase a pre-determined amount of goods or services under the contract. Action by the government to obtain support from other contractors or failure of the government to order the quantity of work anticipated could cause our actual results to differ materially and adversely from those anticipated.

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

The markets in which we operate include a large number of participants and are highly competitive. Many of our competitors may compete more effectively than we can because they are larger, better financed and better known companies than we are. In order to stay competitive in our industry, we must also keep pace with changing technologies and client preferences. If we are unable to differentiate our services from those of our competitors, our revenue may decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address client needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend towards consolidation, which may result in the emergence of companies which are better able to compete against us. The results of these competitive pressures could cause our actual results to differ materially and adversely from those anticipated.

Our quarterly revenue and operating results could be volatile due to the unpredictability of the federal government’s budgeting process and policy priorities.

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

We perform a portion of our engagements on a variety of fixed-price contract vehicles. We derived 20.6 percent of our total revenue in FY2010 and 19.9 percent of our total revenue in FY2009 from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a T&M basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.

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

At June 30, 2010, our backlog included cost reimbursable, T&M and fixed-price contracts. Cost reimbursable and T&M contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may vary materially and adversely depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

Changes in the estimated fair value of contingent consideration associated with our acquisitions could materially impact our results of operations.

We made judgments in determining the acquisition-date assumptions used in estimating the fair value of the contingent consideration associated with the acquisitions we made during our fiscal year ended June 30, 2010 and similar judgments are made as we revalue their fair value each reporting period. Our future operating results could be materially impacted if actual earnings before interest, taxes, depreciation and amortization of the acquired businesses vary from our estimates.

If our subcontractors fail to perform their contractual obligations, our performance as a prime contractor and our ability to obtain future business could be materially and adversely impacted and our actual results could differ materially and adversely from those anticipated.

Our performance of government contracts may involve the issuance of subcontracts to other companies upon which we rely to perform all or a portion of the work we are obligated to deliver to our clients. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies, perform the agreed-upon services, or appropriately manage their vendors may materially and adversely impact our ability to perform our obligations as a prime contractor.

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

The federal government’s appropriation process and other factors may delay the collection of our receivables, and our business may be adversely affected if we cannot collect our receivables in a timely manner.

We depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. If the federal government, any of our other clients or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially and adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds or lack of an approved budget. In addition, the DCAA may revoke our direct billing privileges, which would adversely affect our ability to collect our receivables in a timely manner. Contracting officers have the authority to impose contractual withholdings, which can also adversely affect our ability to collect timely. Currently, proposed regulatory changes that would require DoD contracting officers to impose contractual withholdings at no less than certain minimum levels based upon assessments of a contractor’s business systems are in the public comment review process. Some prime contractors for whom we are a subcontractor have significantly less financial resources than we do, which may increase the risk that we may not be paid in full or payment may be delayed. If we experience difficulties collecting receivables, it could cause our actual results to differ materially and adversely from those anticipated.

We have substantial investments in recorded goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

Goodwill accounts for $1.2 billion of our recorded total assets. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income.

Our operations involve several risks and hazards, including potential dangers to our employees and to third parties that are inherent in aspects of our federal business (i.e., counterterrorism training services). If these risks and hazards are not adequately insured, it could adversely affect our operating results.

Our federal business includes the maintenance of global networks and the provision of special operations services (i.e., counterterrorism training) that require us to dispatch employees to various countries around the world. These countries may be experiencing political upheaval or unrest, and in some cases war or terrorism. It is possible that certain of our employees or executives will suffer injury or bodily harm, or be killed or kidnapped in the course of these deployments. We could also encounter unexpected costs for reasons beyond our control in connection with the repatriation of our employees or executives. Any of these types of accidents or other incidents could involve significant potential claims of employees, executives and/or third parties who are injured or killed or who may have wrongful death or similar claims against us.

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

We conduct the majority of our international operations in the United Kingdom. Our U.K.-based operations comprised 3.7 percent of our revenue in FY2010 and 2.9 percent of our revenue in FY2009. Our U.K.-based operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

Our U.K.-based operations are also subject to risks associated with operating a commercial as opposed to a government contracting business, including the effects of general economic conditions in the United Kingdom on the telecommunications, computer software and computer services sectors and the impact of more concentrated and intense competition for the reduced volume of work available in those sectors. We are marketing our services to clients in industries that are new to us and our efforts in that regard may be unsuccessful. Other factors that may adversely affect our international operations are difficulties relating to managing our business internationally, integrating recent acquisitions, multiple tax structures and adverse changes in foreign exchange rates. Any of these factors could cause our actual results to differ materially and adversely from those anticipated.

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

The Credit Facility consists of a $240.0 million revolving credit facility and a $350.0 million term loan facility. In addition, we have $300.0 million outstanding under our convertible senior subordinated notes due 2014 (the Notes). We are able to incur additional debt in the future and have flexibility under the Credit Facility to increase the revolving credit facility to $450.0 million. If new debt is added to our current debt levels, the risks related to our ability to service that debt could increase.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our Credit Facility expires in May 2011. Prior to the expiration of the Credit Facility, we intend to establish a new multi-year term loan and revolving credit agreement. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Subsequently, our business may not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.

A change in control or fundamental change may adversely affect us.

The Credit Facility provides that certain change in control events with respect to us will constitute a default. A fundamental change, as defined under the Notes, will constitute a change of control under the Credit Facility, and therefore will constitute a default under such facility. If investors in the Notes exercise the repurchase right due to a fundamental change, it may cause a default under the Credit Facility, even if the fundamental change itself does not cause a default on the Credit Facility, due to the financial effect of such a repurchase on us. Furthermore, the fundamental change provisions, including the provisions requiring the increase to the conversion rate for conversions under the Notes in connection with certain fundamental changes, may in certain circumstances make more difficult or discourage a takeover of our company and the removal of incumbent management.

The conditional conversion features of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion features of the Notes are triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. As of June 30, 2010, we had $240.0 million available under our revolving credit facility, which we could use to satisfy payment obligations arising from conversions of the Notes. However, there can be no assurance that all or any portion of this facility will be available at the time any such conversion obligations arise. Our failure to pay the required cash upon conversion as required under the Notes would constitute an event of default which, if not waived, would result in the immediate acceleration of our payment obligations under all of the Notes. Any such default would also result in an event of default under the Credit Facility. In such a situation, we may not be able to repay our debt or borrow sufficient funds to refinance it, and, even if new financing is available, it may be available on terms less favorable than the terms of our existing debt and, potentially, on terms that are unacceptable to us. A material deterioration in our financial condition or operating results could inhibit our access to additional investment capital and may cause the price of our common stock to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of June 30, 2010, we leased office space at 125 U.S. locations containing an aggregate of approximately 2.3 million square feet located in 27 states and the District of Columbia. In four countries outside the U.S., we leased office space at 15 locations containing an aggregate of approximately 73,000 square feet. Our leases expire primarily within the next five years, with the exception of five leases in Northern Virginia and four leases outside of Northern Virginia, which will expire within the next six to 12 years. We anticipate that most of these leases will be renewed or replaced by other leases. All of our offices are in reasonably modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

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

On September 11, 2009, the United States Court of Appeals for the District of Columbia Circuit reversed the decision of the United States District Court for the District of Columbia with respect to CACI and dismissed the remaining claims against CACI. On January 25, 2010, the United States District Court for the District of Columbia Circuit denied Plaintiffs’ petition for a rehearing en banc. On April 26, 2010, Plaintiffs filed a petition for a writ of certiorari in the United States Supreme Court to review the September 11, 2009 decision of the Court of Appeals. On June 28, 2010, CACI filed its brief in opposition to the certiorari petition. That petition is pending.

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

On September 11, 2009, the United States Court of Appeals for the District of Columbia Circuit reversed the decision of the United States District Court for the District of Columbia with respect to CACI and dismissed the remaining claims against CACI. On January 25, 2010, the United States District Court for the District of Columbia Circuit denied Plaintiffs’ petition for a rehearing en banc. On April 26, 2010, Plaintiffs filed a petition for a writ of certiorari in the United States Supreme Court to review the September 11, 2009 decision of the Court of Appeals. On June 28, 2010, CACI filed its brief in opposition to the certiorari petition. That petition is pending.

Al Shimari, et al. v. L-3 Services, Inc. et al.

On June 30, 2008, Plaintiff Al Shimari filed a twenty-count complaint in the United States District Court for the Southern District of Ohio. Plaintiff Al Shimari is an Iraqi who claims that he suffered significant physical injury and emotional distress while held at Abu Ghraib prison in Iraq. The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc. The complaint alleges that the Defendants conspired with U.S. military personnel to engage in illegal treatment of Iraqi detainees. The complaint does not allege any interaction between Plaintiff Al Shimari and any CACI employee. Plaintiff Al Shimari seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees. On August 8, 2008, the court granted CACI’s motion to transfer the action to the United States District Court for the Eastern District of Virginia. Thereafter, an amended complaint was filed adding three plaintiffs. On September 12, 2008, Mr. Dugan was dismissed from the case without prejudice. On October 2, 2008, CACI filed a motion to dismiss the case. CACI also moved to stay discovery pending further proceedings. The court granted CACI’s motion to stay discovery. On March 18, 2009, the court granted in part and denied in part CACI’s motion to dismiss. On March 23, 2009, CACI filed a notice of appeal with respect to the March 18, 2009 decision. Plaintiffs filed a motion to strike CACI’s notice of appeal and a motion to lift the stay on discovery. The United States District Court for the Eastern District of Virginia denied both motions. On April 27, 2009, Plaintiffs filed a motion to dismiss the appeal in the United States Court of Appeals for the Fourth Circuit. The United States Court of Appeals for the Fourth Circuit deferred any ruling on Plaintiffs’ motion and issued a briefing schedule. Plaintiffs filed a notice of cross-appeal, which CACI moved to dismiss. The Court of Appeals dismissed the Plaintiffs’ cross-appeal. The parties have completed their briefing and are awaiting a schedule for oral argument.

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

Item 4. [Reserved.]

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol “CACI”.

The ranges of high and low sales prices of our common stock quoted on the New York Stock Exchange for each quarter during the fiscal years ended June 30, 2010 and 2009 were as follows:

	2010		2009
Quarter	High	Low	High	Low
1st	$48.85	$42.00	$52.00	$41.84
2nd	$49.92	$44.65	$51.97	$36.02
3rd	$52.92	$45.36	$47.68	$33.96
4th	$51.93	$41.44	$42.84	$33.90

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

In June 2010, our Board of Directors authorized the repurchase of up to one million shares of CACI stock where the total expenditure for the purchase of the shares under this repurchase program does not exceed $50.0 million.

As of August 24, 2010, the number of stockholders of record of our common stock was approximately 355. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

We administer an employee stock purchase plan (ESPP) under which eligible employees may purchase shares of common stock at a discount as provided by the plan. To provide the shares purchased under the plan, we can repurchase outstanding shares on the open market, issue shares previously acquired and held in treasury or issue authorized but unissued shares. Repurchased shares are acquired on a quarterly basis, generally within two weeks of the end of each quarter, and are distributed within three days thereafter to employees purchasing shares. Set forth below are equity securities purchased during the three months ended June 30, 2010 in order to satisfy our obligations under the ESPP:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2010	18,090	$48.96	716,859	283,141
May 2010	—	—	—	—
June 2010	—	—	—	—

Total	18,090	$48.96	716,859	283,141

The following graph compares the cumulative 5-year total return to shareholders on CACI International Inc’s common stock relative to the cumulative total returns of the Russell 1000 index and the Dow Jones U.S. Computer Services Total Stock Market index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2005 and tracks it through June 30, 2010.

	June 30,
	2005	2006	2007	2008	2009	2010
CACI International Inc	100.00	92.34	77.34	72.46	67.62	67.25
Russell 1000	100.00	109.08	131.37	115.12	84.19	97.01
Dow Jones U.S. Computer Services Total Stock Market	100.00	107.90	144.22	153.42	134.40	165.09

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements for each of the fiscal years in the five year period ended June 30, 2010. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto, included in Part II in this Annual Report on Form 10-K.

Income Statement Data

	Year ended June 30,
	2010	2009 (As Adjusted(1))	2008 (As Adjusted(1))	2007 (As Adjusted(1))	2006
	(amounts in thousands, except per share data)
Revenue	$3,149,131	$2,730,162	$2,420,537	$1,937,972	$1,755,324
Costs of revenue	2,954,349	2,546,048	2,257,708	1,792,119	1,605,044
Net income attributable to CACI	106,515	89,698	77,935	77,898	84,840

Earnings per common share and common share equivalent:
Basic:
Weighted-average shares outstanding	30,138	29,976	30,058	30,643	30,242
Earnings per share	$3.53	$2.99	$2.59	$2.54	$2.81
Diluted:
Weighted-average shares and equivalent shares outstanding	30,676	30,427	30,606	31,256	31,161
Earnings per share	$3.47	$2.95	$2.55	$2.49	$2.72

Balance Sheet Data

	Year ended June 30,
	2010	2009 (As Adjusted(1))	2008 (As Adjusted(1))	2007 (As Adjusted(1))	2006
	(amounts in thousands)
Total assets	$2,244,766	$2,006,079	$1,892,222	$1,769,134	$1,368,090
Long-term liabilities	413,188	658,567	642,886	614,171	411,366
Working capital	182,323	406,928	312,555	413,982	238,464
Shareholders’ equity	1,173,155	1,029,608	959,067	859,942	745,359

(1)	Certain amounts as of and for the years ended June 30, 2007 through June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information.

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

Overview

We are a leading provider of professional services and information technology solutions to the U.S. government. We derived 94.8 percent of our revenue during the year ended June 30, 2010 from contracts with U.S. government agencies, including 77.8 percent from DoD customers, and 17.0 percent from U.S. federal civilian agency customers including the Department of Homeland Security. We also provide services to state and local governments and commercial customers.

For the year ended June 30, 2010, 85.0 percent of our U.S. government revenue was from contracts where we were the lead, or “prime,” contractor. Our contract base has approximately 600 active contracts and 2,200 active task orders. We have a diverse mix of contract types, with 46.6 percent, 32.8 percent, and 20.6 percent of our revenue for the year ended June 30, 2010, derived from T&M, cost-reimbursable and fixed-price contracts, respectively. We generally do not pursue fixed-price software development contracts that may create financial risk.

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

Revenue Recognition/Contract Accounting

We generate almost all of our revenue from three different types of contractual arrangements: cost-plus-fee contracts, T&M contracts, and fixed-price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of allowable costs incurred plus an estimate of the applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, and that are subject to the provisions of Accounting Standards Codification (ASC) Section 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts (ASC 605-35), we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance. For such cost-plus-fee contracts subject to the provisions of ASC 605-10-599, Revenue Recognition—SEC Materials (ASC 605-10-599), we recognize the relevant portion of the fee upon customer approval. Revenue on T&M contracts is recognized to the extent of billable rates times hours delivered for services provided, to the extent of material cost for products delivered to customers, and to the extent of expenses incurred on behalf of the customers. Shipping and handling fees charged to the customers are recognized as revenue at the time products are delivered to the customers.

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

A significant portion of our fixed price-completion contracts involve the design and development of complex client systems. For these contracts that are within the scope of ASC 605-35, revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs. For fixed price-completion contracts that are not within the scope of ASC 605-35, revenue is generally recognized ratably over the service period. Our fixed price-license agreements and related services contracts are primarily executed in our international operations. As the agreements to deliver software require significant production, modification or customization of software, revenue is recognized using the contract accounting guidance of ASC 605-35. For agreements to deliver data under license and related services, revenue is recognized as the data is delivered and services are performed. Except for losses on contracts accounted for under ASC 605-10-599, provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined. Losses on contracts accounted for under ASC 605-10-599 are recognized as the services and materials are provided.

Our contracts may include the provision of more than one of our services. In these situations, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by other authoritative literature.

Contract accounting requires judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor, subcontracting costs, and other direct costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award fees for certain contracts may also be a factor in estimating revenue and profit rates based on actual and anticipated awards.

Long-term development and production contracts make up a large portion of our business, and therefore the amounts we record in our financial statements using contract accounting methods are material. For our federal contracts, we follow U.S. government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts.

Due to the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. We closely monitor compliance with, and the consistent application of, our critical accounting policies related to contract accounting. Business operations personnel conduct periodic contract status and performance reviews. When adjustments in estimated contract revenue or costs are required, any significant changes from prior estimates are included in earnings in the current period. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business operations personnel performing work under the contract. Costs incurred and allocated to contracts with the U.S. government are scrutinized for compliance with regulatory standards by our personnel, and are subject to audit by the DCAA.

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

Costs of Revenue

Costs of revenue include all direct contract costs as well as indirect overhead costs and selling, general and administrative expenses that are allowable and allocable to contracts under federal procurement standards. Costs of revenue also include costs and expenses that are unallowable under applicable procurement standards, and thus are not allocable to contracts for billing purposes. Such costs and expenses do not directly generate revenue, but are necessary for business operations.

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

Goodwill Valuation

Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually or if impairment indicators are present. The evaluation includes comparing the fair value of the relevant reporting unit to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. Impairment is measured by comparing the derived fair value of the goodwill to its carrying value. Separately identifiable intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment if impairment indicators are present.

We have two reporting units—domestic operations and international operations. Our reporting units are the same as our operating segments. Approximately 95 percent of our goodwill is attributable to our domestic operations. We estimate the fair value of our reporting units using both an income approach and a market approach. The valuation process considers our estimates of the future operating performance of each reporting unit. Companies in similar industries are researched and analyzed and we consider the domestic and international economic and financial market conditions, both in general and specific to the industry in which we operate, prevailing as of the valuation date. The income approach utilizes discounted cash flows. We calculate a weighted average cost of capital for each reporting unit in order to estimate the discounted cash flows. We perform our annual testing for impairment of goodwill and other intangible assets as of June 30 of each year. The fair value of each of our reporting units as of June 30, 2010 exceeded its carrying value by more than 50 percent.

Stock-Based Compensation

Under our 2006 Stock Incentive Plan, we issue equity instruments on an annual basis to our directors and key employees. These instruments may take the form of, among others, shares of restricted stock, restricted stock units (RSUs), stock settled stock appreciation rights (SSARs) and non-qualified stock options (NQSOs). We also issue equity instruments in the form of RSUs under our Management Stock Purchase Plan and Director Stock Purchase Plan. With the exception of SSARs that were granted in June and July of 2007 to the Company’s Chief Executive Officer; President, U.S. Operations; and Chief Operating Officer, U.S. Operations with a market-based vesting feature, the fair value attributable to SSARs and NQSOs is generally computed using the Black-Scholes valuation model. SSARs containing market-based vesting features were valued with a binomial lattice model.

Prior to June 2007, we issued equity instruments to our key employees in the form of NQSOs and either RSUs or restricted stock. Effective in June 2007, we began issuing SSARs instead of NQSOs. RSUs and shares of restricted stock granted through June 2008 vest based on the passage of time and continued services as an employee. For our annual grants made in August 2008 and August 2009, we issued RSUs for which vesting is based on achievement of a performance metric in addition to grantee service (performance-based RSUs). Vesting is initially dependent upon our net after-tax profit (NATP) for a specified fiscal year. The maximum number of performance-based RSUs which will vest is based on the achievement of a certain NATP which has been established by our Board of Directors. No performance-based RSUs will vest if NATP is less than a pre-defined amount. In addition to achievement of a certain level of NATP, vesting is contingent upon the grantee’s service. Once the NATP for the applicable fiscal year is determined, performance-based RSUs vest in annual increments beginning one or two years after the grant date. All performance-based RSUs awarded for a given NATP level and for which service requirements are fulfilled will have fully vested four years after the grant date.

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

Results of Operations

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

Consolidated Statements of Operations

Years ended June 30, 2010, 2009, 2008

	2010	2009 (As Adjusted(1))	2008 (As Adjusted(1))	2010	2009 (As Adjusted(1))	2008 (As Adjusted(1))	Year to Year Change
							2009 to 2010		2008 to 2009
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(dollar amounts in thousands)
Revenue	$3,149,131	$2,730,162	$2,420,537	100.0%	100.0%	100.0%	$418,969	15.3%	$309,625	12.8%

Costs of revenue
Direct costs	2,207,574	1,871,884	1,625,591	70.1	68.6	67.1	335,690	17.9	246,293	15.2
Indirect costs and selling expenses	693,736	627,572	584,600	22.0	23.0	24.2	66,164	10.5	42,972	7.4
Depreciation and amortization	53,039	46,592	47,517	1.7	1.7	2.0	6,447	13.8	(925)	(1.9)

Total costs of revenue	2,954,349	2,546,048	2,257,708	93.8	93.3	93.3	408,301	16.0	288,340	12.8

Income from operations	194,782	184,114	162,829	6.2	6.7	6.7	10,668	5.8	21,285	13.1
Interest expense and other, net	26,353	31,125	33,595	0.9	1.1	1.4	(4,772)	(15.3)	(2,470)	(7.4)

Income before income taxes	168,429	152,989	129,234	5.3	5.6	5.3	15,440	10.1	23,755	18.4
Income taxes	61,171	62,572	50,824	1.9	2.3	2.1	(1,401)	(2.2)	11,748	23.1

Net income before noncontrolling interest in earnings of joint venture	107,258	90,417	78,410	3.4	3.3	3.2	16,841	18.6	12,007	15.3
Noncontrolling interest in earnings of joint venture	(743)	(719)	(475)	(0.0)	(0.0)	(0.0)	(24)	3.3	(244)	51.4

Net income attributable to CACI	$106,515	$89,698	$77,935	3.4%	3.3%	3.2%	$16,817	18.7%	$11,763	15.1%

(1)	Certain amounts for the years ended June 30, 2009 and 2008 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information.

Revenue

For FY2010, our total revenue increased by $419.0 million, or 15.3 percent. Approximately 13.4 percent, or $364.9 million, of revenue growth was organic and resulted from an increase in services provided to a broad base of DoD, intelligence, and federal civilian agency customers. The remaining 1.9 percent increase, or $54.1 million, was from acquisitions completed in FY2009 and FY2010.

During FY2009, total revenue increased by $309.6 million, or 12.8 percent. Approximately 9.9 percent, or $240.8 million, of revenue growth was organic and resulted primarily from increases in services and solutions provided to our DoD customers. The remaining 2.9 percent, or $68.8 million, of the FY2009 revenue growth was generated by acquisitions completed in FY2009 and FY2008.

Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue for FY2010 and FY2009 is as follows (in millions):

Business Acquired	2010	2009
SystemWare Incorporated	$4.3	$—
Athena Innovative Solutions, Inc.	—	37.6
Dragon Development Corporation	—	11.2
Others	49.8	20.0

Total	$54.1	$68.8

The following table summarizes revenue earned by each of the customer groups for the three most recent fiscal years:

	Year ended June 30,
	2010		2009		2008
	(dollar amounts in thousands)
Department of Defense	$2,450,463	77.8%	$2,078,338	76.1%	$1,807,546	74.7%
Federal civilian agencies	535,467	17.0	542,090	19.9	491,275	20.3
Commercial and other	146,839	4.7	88,228	3.2	101,839	4.2
State and local governments	16,362	0.5	21,506	0.8	19,877	0.8

Total	$3,149,131	100.0%	$2,730,162	100.0%	$2,420,537	100.0%

Revenue from DoD customers increased 17.9 percent, or $372.1 million, to $2.5 billion for FY2010 as compared to FY2009. Substantially all of the DoD revenue growth was attributable to existing operations. DoD revenue includes that earned for services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the combat operations in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy, such as services to support the Navy’s automatic identification technologies and a mine countermeasure program that protects its fleet.

Revenue from DoD customers increased 15.0 percent, or $270.8 million, to $2.1 billion for FY2009 as compared to FY2008. Acquisitions accounted for 2.0 percent of this growth, contributing $36.6 million.

Revenue from federal civilian agencies decreased $6.6 million, or 1.2 percent, to $535.5 million during FY2010 as compared to FY2009. This decrease is primarily attributable to revenue earned on projects that were substantially completed prior to June 30, 2009 and the timing of the fees on certain contracts where we recognize a portion of the fees upon customer approvals. Approximately 14.9 percent of federal civilian agency revenue for the year was derived from the Department of Justice (DoJ), for whom we provide litigation support services. Revenue from DoJ was $79.8 million in FY2010 versus $74.9 million in FY2009. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

During FY2009 as compared to FY2008, revenue from federal civilian agencies increased $50.8 million, or 10.3 percent, to $542.1 million. This revenue growth came both organically and from acquisitions. Acquisitions accounted for 49.4 percent of the increase. Approximately 13.8 percent of federal civilian agency revenue for the year was derived from DoJ. Revenue from DoJ was $74.9 million in FY2009 versus $74.0 million in FY2008.

Commercial and other revenue increased 66.4 percent, or $58.6 million, to $146.8 million in FY2010 as compared to FY2009. This revenue growth came both organically and from acquisitions. Acquisitions accounted for $51.0 million or 86.9 percent of the increase. Commercial revenue is derived from both international and domestic operations. In FY2010, international operations accounted for 79.5 percent, or $116.8 million, of the total commercial revenue, while domestic operations accounted for 20.5 percent, or $30.0 million.

Commercial revenue decreased 13.4 percent, or $13.6 million, to $88.2 million in FY2009 as compared to FY2008. In FY2009, international operations accounted for 90.0 percent, or $79.4 million, of the total commercial revenue, while domestic operations accounted for 10.0 percent, or $8.8 million. The decrease in commercial revenue was primarily from our U.K. operations, which decreased by 14.5 percent, or $13.4 million, as a result of unfavorable exchange rates.

Revenue from state and local governments decreased by 23.9 percent, or $5.1 million during FY2010, as compared to FY2009. In FY2009 as compared to FY2008, revenue from state and local governments increased by 8.2 percent, or $1.6 million. Revenue from state and local governments represented less than one percent of our total revenue in each of FY2010, FY2009, and FY2008. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations

Operating income increased 5.8 percent, or $10.7 million, in FY2010 as compared to FY2009. Our operating margin in FY2010 of 6.2 percent decreased from 6.7 percent in each of FY2009 and FY2008. In FY2009 as compared to FY2008, operating income increased 13.1 percent, or $21.3 million. The decrease in margin rate related primarily to an increase in subcontract labor and materials as a percent of total direct costs, a decline in the margins of our direct labor and higher variable cash and stock compensation expense.

During the fiscal years ended June 30, 2010, 2009, and 2008, as a percentage of revenue, total direct costs were 70.1 percent, 68.6 percent, and 67.1 percent, respectively. The year-to-year increases in direct costs as a percentage of revenue were driven primarily by an increase in other direct costs (ODCs), specifically the use of subcontractors. These costs are common in our industry, are typically incurred in response to specific client tasks, and may vary from period to period.

The single largest component of direct costs, direct labor, was $810.6 million, $751.0 million and $670.3 million in FY2010, FY2009, and FY2008, respectively. The increase in direct labor during the last three fiscal years is attributable to the organic growth in our federal government business, both in the DoD and federal civilian agencies, and to acquisitions. ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses, were $1.4 billion, $1.1 billion, and $955.3 million in FY2010, FY2009, and FY2008, respectively. The year over year increases were primarily the result of increased volume of tasking across all of our major service offerings including the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor and other discretionary costs. As a percentage of revenue, indirect costs and selling expenses were 22.0 percent, 23.0 percent and 24.2 percent for FY2010, FY2009, and FY2008, respectively. The decrease in percentage experienced during these fiscal years is primarily the result of integrating acquired businesses while controlling our various indirect and general and administrative expenses in these periods of growth. Indirect expense in FY2010 also reflected the benefit of higher forfeitures available to offset Company contributions under our 401(k) Plan. This higher level of forfeitures resulted from an amendment to the 401(k) Plan that provided that non-vested balances are forfeited upon the earlier of a distribution being taken or December 31 of the year the participant terminates employment. Previously, non-vested balances were forfeited upon the earlier of a distribution being taken or December 31 following a five year break in service. Indirect costs and selling expenses in FY2009 were impacted by a reduction in expense associated with a gain on a commercial legal matter.

A component of indirect costs and selling expenses is stock compensation. Total stock compensation expense was $30.8 million, $16.8 million, and $17.6 million for the fiscal years ended June 30, 2010, 2009, and 2008, respectively. The decrease in stock compensation expense from FY2008 to FY2009 was due primarily to a higher level of forfeitures in FY2009. The increase in stock compensation expense from FY2009 to FY2010 was due to the issuance of performance-based RSUs which require recording of associated stock compensation expense on an accelerated basis and the determination during FY2010 that, based on our performance during FY2010, the maximum number of RSUs associated with grants made during FY2009 and FY2010 would be earned.

Depreciation and amortization expense increased $6.4 million, or 13.8 percent, in FY2010 as compared to FY2009. The increase was primarily attributable to amortization of acquired intangibles offset by a decrease in software amortization on externally marketed software. In FY2009 as compared to FY2008, depreciation and amortization expense decreased $0.9 million, or 1.9 percent, primarily from a decrease in software amortization on externally marketed software.

Net interest expense and other decreased $4.8 million, or 15.3 percent in FY2010, as compared to FY2009 primarily as a result of lower interest rates, lower days sales outstanding, and the July 2009 $50.0 million prepayment on our Term Loan. Net interest expense and other decreased $2.5 million, or 7.4 percent, in FY2009 as compared to FY2008 primarily as a result of lower interest rates.

The effective income tax rates in FY2010, FY2009, and FY2008, were 36.5 percent, 41.1 percent, and 39.5 percent, respectively. The lower tax rate in FY2010 as compared to FY2009 related primarily to the tax benefits related to deductions claimed for income from qualified domestic production activities and to non-taxable gains on assets invested in corporate-owned life insurance policies in FY2010 as compared to non-deductible losses on those assets in FY2009.

Quarterly Financial Information

Quarterly financial data for the two most recent fiscal years is provided in Note 26, Quarterly Financial Data, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Effects of Inflation

During FY2010, 32.8 percent of our business was conducted under cost-reimbursable contracts which automatically adjust revenue to cover costs that are affected by inflation. 46.6 percent of our revenue was earned under T&M contracts, where labor rates for many of the services provided are often fixed for several years. Under certain T&M contracts containing indefinite-delivery, indefinite-quantity procurement arrangements, we do adjust labor rates annually as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our T&M and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $209.3 million, $150.9 million and $160.1 million for the years ended June 30, 2010, 2009 and 2008, respectively.

The Credit Facility is a $590 million credit facility, which includes a $240 million revolving credit facility (the Revolving Facility), and a $350 million term loan (the Term Loan). At June 30, 2010, $278.7 million was outstanding under the Term Loan, nothing was outstanding under the Revolving Facility and we had no letters of credit outstanding. On August 5, 2010, we made an $80.0 million prepayment on the Term Loan, reducing the outstanding balance to $198.7 million. From time to time, we may make additional prepayments, based on cash flows, working capital requirements and other capital needs.

The Term Loan portion of the Credit Facility is a seven-year secured facility under which principal payments are due in quarterly installments of $0.7 million at the end of each fiscal quarter through March 2011 and the balance is due in full on May 3, 2011. Prior to the expiration of the Credit Facility, we intend to establish a new, multi-year term loan and revolving credit agreement.

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

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of June 30, 2010, none of the conditions permitting conversion of the Notes had been satisfied.

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

The contingently issuable shares are not included in our diluted share count for the fiscal year ended June 30, 2010 or 2009, because our average stock price during those periods was below the conversion price. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs are included in shareholders’ equity. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of our common stock.

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

For income tax reporting purposes, the Notes and the Call Options are integrated. This creates an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options is being accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $32.8 million to be realized for income tax reporting purposes over the term of the Notes was recorded as an increase in additional paid-in capital and a long-term deferred tax asset. The majority of this deferred tax asset is offset in our balance sheet by the $30.7 million deferred tax liability that was recognized with the adoption of the updates to ASC 470-20, Debt with Conversion and Other Options (ASC 470-20) that were retroactively applied to May 16, 2007 (see below for additional information on the impact of adopting the updates to ASC 470-20).

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

Beginning July 1, 2009, we have accounted for the Notes in accordance with the updates to ASC 470-20. These rules were applied retrospectively and, accordingly, balances effected by ASC 470-20 as of and for the years ended June 30, 2009, 2008 and 2007 have been adjusted to reflect the impacts of the update. See Note 2 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information.

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

We also maintain two lines of credit in addition to the Revolving Facility, one in the U.K., and one under a joint venture. The total amount available under the line-of-credit facility in the U.K., which is cancelable at any time upon notice from the bank, is 0.5 million pounds sterling. The amount available under the joint venture’s line of credit is $1.5 million, and is scheduled to expire in September 2011. As of June 30, 2010, the Company had no outstanding borrowings under either of these lines of credit.

In June 2010, our Board of Directors approved a share repurchase program for up to 1 million shares of our common stock where the total expenditure for the purchase of the shares under this repurchase program does not exceed $50.0 million.

Cash and cash equivalents were $254.5 million and $208.5 million as of June 30, 2010 and 2009, respectively. The increase in cash and cash equivalents was primarily attributable to cash flow generated from operations. Working capital was $182.3 million and $406.9 million as of June 30, 2010 and 2009, respectively. This decrease in working capital is the result of our term loan becoming due within the next twelve months. Our operating cash flow was $209.3 million for FY2010, compared to $150.9 million for the same period a year ago. The current year increase in operating cash flow results from profits earned during the current year and our strong operational processes. Days-sales outstanding improved to 55 at June 30, 2010, compared to 59 for the same period a year ago.

We used $112.9 million and $38.8 million of cash in investing activities during FY2010 and FY2009, respectively. The increase in FY2010 was attributed primarily to the acquisitions completed during the year. In addition to the cash we paid at the date of each acquisition completed during FY2010, we may be required to pay additional consideration (Contingent Consideration) of up to a total of approximately $49.0 million in the event that the acquired businesses achieve certain specified earnings results during the two year periods subsequent to each acquisition. We determined the fair value of the Contingent Consideration as of each acquisition date using a valuation model which included the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each reporting period, the fair value of the Contingent Consideration is remeasured and any changes are recorded in indirect costs and selling expenses. During the year ended June 30, 2010, this remeasurement resulted in a $2.0 million reduction in the liability recorded. As of June 30, 2010, the fair value of the expected Contingent Consideration to be paid was $33.4 million.

Purchases of office and computer related equipment of $22.5 million and $12.4 million in FY2010 and FY2009, respectively, accounted for a majority of the remaining funds used in investing activities. The increase in capital expenditures in FY2010 was primarily the result of capital expenditures incurred in connection with our consolidation of office space in a new building in Northern Virginia. Generally, we have relatively low capital expenditure requirements for our business, and expect these expenditures in the coming years to remain consistent with the levels reported in fiscal years prior to FY2010.

Cash flows used in financing activities were $47.0 million during FY2010 and $21.1 million during FY2009. During FY2010, we prepaid $50.0 million of our Term Loan. During FY2009, we used $20.0 million of cash to repurchase shares of our common stock pursuant to a share repurchase program approved by our Board of Directors in June 2008. Cash flows from financing activities continued to benefit from proceeds received from the exercise of stock options and purchases of stock under our ESPP. Proceeds from these activities totaled $10.1 million and $7.7 million during FY2010 and FY2009, respectively. These were offset by cash used to purchase stock to fulfill obligations under the ESPP. Cash used to acquire stock under the ESPP was $3.5 million and $3.7 million during FY2010 and FY2009, respectively.

We believe that we will be able to refinance our Credit Facility prior to its May 2011 expiration on terms that will be acceptable to us. That, together with the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under our anticipated new credit facility and the Notes will depend on our future financial performance which will be affected by many factors outside of our control, including current worldwide economic conditions.

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 15 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of June 30, 2010, we had no outstanding letters of credit. We have no other material off-balance sheet financing arrangements.

The following table summarizes our contractual obligations as of June 30, 2010 that require us to make future cash payments:

	Payments Due By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(amounts in thousands)
Contractual obligations(1):
Credit facility(2)	$278,653	$278,653	$—	$—	$—
Convertible notes(2)	300,000	—	—	300,000	—
Operating leases(3)	227,948	37,460	59,092	51,860	79,536
Other long-term liabilities reflected on our balance sheet under generally accepted accounting principles (GAAP)
Deferred compensation(4)	52,879	2,495	3,501	2,816	44,067

Total	$859,480	$318,608	$62,593	$354,676	$123,603

(1)	The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. See Note 20 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information regarding taxes and related matters.
(2)	See Note 14 to our consolidated financial statements for additional information regarding debt and related matters and Note 27 for information on an $80.0 million prepayment made subsequent to June 30, 2010.
(3)	See Note 15 to our consolidated financial statements for additional information regarding operating lease commitments.
(4)	This liability is substantially offset by investments held by the plan provider to be reimbursed to us upon the payment of the liability to the plan participant. See Note 21 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps and caps. We have maintained hedging relationships with various counterparties in recent years, including two interest rate swap agreements that expired in December 2009. These agreements allowed us to exchange a portion of our variable rate debt for fixed rate debt. We have not entered into new interest rate swaps at this time due to the relatively favorable interest rate environment and as our variable rate debt matures in May 2011. Accordingly, effective in mid-December 2009, all outstanding balances under our Term Loan, and any amounts that may be borrowed under our Revolving Facility, are subject to interest rate fluctuations. Without interest rate swap agreements, our interest expense on our variable rate debt would have fluctuated by approximately $2.8 million for the year ended June 30, 2010 with every one percent fluctuation in the applicable interest rates.

Approximately 3.7 percent and 2.9 percent of our total revenue in FY2010 and FY2009, respectively, was derived from our international operations in the U.K. Our practice in the U.K. is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of June 30, 2010 we held a combination of euros and pounds sterling in the U.K. equivalent to approximately $13.4 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2010. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

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

With the participation of our CEO and CFO, we performed an evaluation of the effectiveness of the internal control over financial reporting to comply with the rules on internal control over financial reporting issued pursuant to the Sarbanes-Oxley Act of 2002. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that, as of June 30, 2010, our internal control over financial reporting was effective based on those criteria. In addition, our independent registered public accounting firm evaluated the effectiveness of our internal control over financial reporting. Management’s report on the effectiveness of internal control over financial reporting, and the independent auditors’ report on internal control over financial reporting, are included in Part IV of this report.

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

Item 10. Officers, Directors and Executive Officers of the Registrant

Except for the specific disclosures below, the information required by this Item 10 is included under the headings “Executive Officers” and “Corporate Governance” in our 2010 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2010 (2010 Proxy Statement) and is incorporated by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 is included in the text and tables under the headings “Compensation Discussion and Analysis” and “Executive Compensation” in our 2010 Proxy Statement and is incorporated by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The information required by this Item 12 is included under the headings “Security Ownership of Directors, Executive Officers, Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2010 Proxy Statement and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is included under the headings “Corporate Governance”, “Compensation Discussion and Analysis” and “Executive Compensation” in our 2010 Proxy Statement and is incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included under the heading “Independent Auditor Fees” in our 2010 Proxy Statement and is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

1.	Financial Statements

A.	Report of Management on Internal Control Over Financial Reporting

B.	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

C.	Report of Independent Registered Public Accounting Firm

D.	Consolidated Statements of Operations for the fiscal years ended June 30, 2010, 2009, and 2008

E.	Consolidated Balance Sheets as of June 30, 2010 and 2009

F.	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2010, 2009 and 2008

G.	Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2010, 2009 and 2008

H.	Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2010, 2009 and 2008

I.	Notes to Consolidated Financial Statements

2.	Supplementary Financial Data

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2010, 2009, and 2008

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008.		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation, incorporated above as Exhibit 3.1.		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company.		8-K	July 11, 2003	4.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
4.3	Indenture, dated as of May 16, 2007, between CACI International Inc and The Bank of New York, including the form of Note.		8-K	May 16, 2007	4.1

4.4	Registration Rights Agreement, dated as of May 16, 2007, among CACI International Inc and J.P. Morgan Securities Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Wachovia Capital Markets, LLC.		8-K	May 16, 2007	4.2

4.5	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and Morgan Stanley & Co. International plc, as amended May 11, 2007.		8-K	May 16, 2007	4.3

4.6	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Morgan Stanley & Co. International plc, as amended May 11, 2007.		8-K	May 16, 2007	4.4

4.7	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and J.P. Morgan Chase Bank, National Association, as amended May 11, 2007.		8-K	May 16, 2007	4.5

4.8	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and J.P. Morgan Chase Bank, National Association, as amended May 11, 2007.		8-K	May 16, 2007	4.6

4.9	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and Bank of America, N.A., as amended May 11, 2007.		8-K	May 16, 2007	4.7

4.10	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Bank of America, N.A., as amended May 11, 2007.		8-K	May 16, 2007	4.8

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.1	The 1996 Stock Incentive Plan of CACI International Inc.*		S-8	February 15, 2005	4.3

10.2	Form of Stock Option Agreement between CACI International Inc and certain employees.*		10-K	September 27, 2002	10.10

10.3	Form of Performance Accelerated Stock Option Agreement between CACI International Inc and certain employees.*		10-K	September 27, 2002	10.11

10.4	The 2002 Employee Stock Purchase Plan of CACI International Inc, as amended.*		Def 14A	October 7, 2009	Appendix A

10.5	Amended and Restated Management Stock Purchase Plan of CACI International Inc.*		10-K	August 27, 2008	10.5

10.6	Amended and Restated Director Stock Purchase Plan of CACI International Inc.*	X

10.7	The Credit Agreement dated as of May 3, 2004, among CACI International Inc, the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as Administrative Agent.		10-K	September 13, 2004	10.21

10.8	First Amendment dated as of May 18, 2005 to the Credit Agreement dated as of May 3, 2004, among CACI International Inc, the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as Administrative Agent.		8-K	May 18, 2005	99

10.9	The Amended and Restated Asset Purchase Agreement dated February 16, 2006 between CACI International Inc, CACI, INC.-FEDERAL, CACI Acquisition, Inc., Information Systems Support, Inc., Young Yong Lee, AE Kyung Lee, Jack A. Garson, as Voting Trustee.		8-K	March 1, 2006	99b

10.10	Amended and Restated Severance Compensation Agreement dated December 13, 2006 between Paul M. Cofoni and CACI International Inc.*		10-Q	February 9, 2007	10.2

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.11	Amended and Restated Severance Compensation Agreement dated December 18, 2006 between William M. Fairl and CACI International Inc.*		10-Q	February 9, 2007	10.3

10.12	Second Amendment, dated as of May 9, 2007, to the Credit Agreement dated as of May 3, 2004, among CACI International Inc, the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as Administrative Agent.		8-K	May 11, 2007	10.1

10.13	Purchase Agreement, dated May 10, 2007, among CACI International Inc and J.P. Morgan Securities Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Wachovia Capital Markets, LLC.		8-K	May 16, 2007	10.1

10.14	Stock Purchase Agreement by and among CACI International Inc, CACI, INC.—FEDERAL and The Wexford Group International, Inc. and the Stockholders of The Wexford Group International, Inc., dated May 30, 2007.		10-K	August 29, 2007	10.20

10.15	Amended and Restated Employment Agreement dated July 1, 2007 between J.P. London and CACI International Inc.*		10-K	August 29, 2007	10.21

10.16	Employment Agreement dated July 1, 2007 between Paul M. Cofoni and CACI International Inc.*		10-K	August 29, 2007	10.22

10.17	Severance Compensation Agreement dated July 1, 2007 between William M. Fairl and CACI International Inc.*		10-K	August 29, 2007	10.24

10.18	Severance Compensation Agreement dated October 1, 2007 between Thomas A. Mutryn and CACI International Inc.*		S-1/A	October 9, 2007	10.25

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.19	Severance Compensation Agreement dated October 1, 2007 between Randall C. Fuerst and CACI International Inc.*		S-1/A	October 9, 2007	10.26

10.20	Stock Purchase Agreement by and among Athena Holding LLC, Athena Holding Corp., Athena Innovative Solutions, Inc., CACI International Inc and CACI, INC.—FEDERAL, dated September 19, 2007.		S-1/A	October 9, 2007	10.27

10.21	Severance Compensation Agreement dated June 16, 2008 between Gregory R. Bradford and CACI International Inc.*		10-K	August 27, 2008	10.23

10.22	Third Amendment, dated as of August 28, 2008, to the Credit Agreement dated as of May 3, 2004, among CACI International Inc, the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as Administrative Agent.		8-K	September 4, 2008	10.5

10.23	Commitment Agreement dated as of August 28, 2008 to the Credit Agreement dated as of May 3, 2004, among CACI International Inc, the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as Administrative Agent.		8-K	September 4, 2008	10.4

10.24	Fourth Amendment, dated as of May 27, 2009, to the Credit Agreement dated as of May 3, 2004, between CACI International Inc, the guarantors identified therein, the lenders identified therein, and Bank of America, N.A., as Administrative Agent.		8-K	June 2, 2009	10.6

10.25	CACI International Inc 2006 Stock Incentive Plan, as amended.*		Def 14A	October 7, 2009	Appendix B

10.26	Form of Performance Restricted Stock Unit Grant Agreement for Grantees Who are Grandfathered Executives.*		S-8	February 4, 2009	10.2

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.27	Form of Performance Restricted Stock Unit Grant Agreement for Grantees who are Not Eligible for Grandfathered Retirement.*		S-8	February 4, 2009	10.3

10.28	Form of Restricted Stock Unit Grant Agreement for Grantees Who are Grandfathered Executives.*		S-8	February 4, 2009	10.4

10.29	Form of Restricted Stock Unit Grant Agreement for Grantees Who are Not Eligible for Grandfathered Retirement.*		S-8	February 4, 2009	10.5

10.30	Form of Stock-Settled Stock Appreciation Rights Grant Agreement.*		S-8	February 4, 2009	10.6

10.31	Form of Non-Employee Director Restricted Stock Unit Grant Agreement.*		S-8	February 4, 2009	10.7

10.32	CACI International Inc Supplemental Executive Retirement Plan for Paul M. Cofoni, President and Chief Executive Officer.*		10-Q	February 5, 2009	10.1

10.33	Amendment to the CACI International Inc 2006 Stock Incentive Plan dated June 23, 2010.*	X

10.34	Amendment to the CACI International Inc Management Stock Purchase Plan dated June 23, 2010.*	X

10.35	Form of Indemnification Agreement between CACI International Inc and its directors and certain executive officers.	X

21.1	Significant Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

99.1	Certification of Chief Executive Officer pursuant to Regulation 303A.12(b) of the New York Stock Exchange.	X

*	Denotes a management contract, compensatory plan, or arrangement.

Report of Management on Internal Control Over Financial Reporting

August 25, 2010

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2010.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included herein and has reported on the Company’s internal control over financial reporting as of June 30, 2010.

/s/ PAUL M. COFONI	/s/ THOMAS A. MUTRYN
Paul M. Cofoni	Thomas A. Mutryn
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

Board of Directors and Stockholders

CACI International Inc

We have audited CACI International Inc’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CACI International Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CACI International Inc maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CACI International Inc as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended June 30, 2010 of CACI International Inc, and our report dated August 25, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 25, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CACI International Inc

We have audited the accompanying consolidated balance sheets of CACI International Inc as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CACI International Inc at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CACI International Inc’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2010, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 25, 2010

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Fiscal year ended June 30,
	2010	2009 (As Adjusted(1))	2008 (As Adjusted(1))
Revenue	$3,149,131	$2,730,162	$2,420,537

Costs of revenue:
Direct costs	2,207,574	1,871,884	1,625,591
Indirect costs and selling expenses	693,736	627,572	584,600
Depreciation and amortization	53,039	46,592	47,517

Total costs of revenue	2,954,349	2,546,048	2,257,708

Income from operations	194,782	184,114	162,829
Interest expense and other	26,353	31,864	38,463
Interest income	—	(739)	(4,868)

Income before income taxes	168,429	152,989	129,234
Income taxes	61,171	62,572	50,824

Net income before noncontrolling interest in earnings of joint venture	107,258	90,417	78,410
Noncontrolling interest in earnings of joint venture	(743)	(719)	(475)

Net income attributable to CACI	$106,515	$89,698	$77,935

Basic earnings per share	$3.53	$2.99	$2.59

Diluted earnings per share	$3.47	$2.95	$2.55

Weighted-average basic shares outstanding	30,138	29,976	30,058

Weighted-average diluted shares outstanding	30,676	30,427	30,606

(1)	Certain amounts for the years ended June 30, 2009 and 2008 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,
	2010	2009 (As Adjusted(1))
ASSETS
Current assets:
Cash and cash equivalents	$254,543	$208,488
Accounts receivable, net	531,033	477,025
Deferred income taxes	12,641	18,191
Prepaid expenses and other current assets	42,529	21,128

Total current assets	840,746	724,832
Goodwill	1,161,861	1,083,750
Intangible assets, net	108,298	97,829
Property and equipment, net	58,666	30,923
Supplemental retirement savings plan assets	51,736	40,791
Accounts receivable, long-term	9,291	8,677
Other long-term assets	14,168	19,277

Total assets	$2,244,766	$2,006,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$278,653	$9,464
Accounts payable	98,421	87,300
Accrued compensation and benefits	152,790	137,843
Other accrued expenses and current liabilities	128,559	83,297

Total current liabilities	658,423	317,904
Long-term debt, net of current portion	252,451	570,078
Supplemental retirement savings plan obligations, net of current portion	50,384	40,298
Deferred income taxes	42,990	29,266
Other long-term liabilities	67,363	18,925

Total liabilities	1,071,611	976,471

Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 39,366 and 39,091 shares issued, respectively	3,937	3,909
Additional paid-in capital	468,959	425,993
Retained earnings	794,277	687,762
Accumulated other comprehensive loss	(9,807)	(3,248)
Noncontrolling interest in joint venture	2,442	1,875
Treasury stock, at cost (9,117 and 9,118 shares, respectively)	(86,653)	(86,683)

Total shareholders’ equity	1,173,155	1,029,608

Total liabilities and shareholders’ equity	$2,244,766	$2,006,079

(1)	Certain balances as of June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal year ended June 30,
	2010	2009 (As Adjusted(1))	2008 (As Adjusted(1))
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before noncontrolling interest in earnings of joint venture	$107,258	$90,417	$78,410
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	53,039	46,592	47,517
Non-cash interest expense	10,499	9,809	9,160
Amortization of deferred financing costs	2,356	2,553	2,243
Stock-based compensation expense	30,750	16,821	17,639
Deferred income tax (benefit) expense	(4,703)	9,624	2,603
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(49,291)	(36,055)	(27,001)
Prepaid expenses and other assets	(11,628)	(5,555)	578
Accounts payable and other accrued expenses	49,910	12,330	3,160
Accrued compensation and benefits	9,423	5,030	22,237
Income taxes payable and receivable	3,288	2,177	902
Deferred rent	(145)	(1,585)	(1,563)
Supplemental retirement savings plan obligations and other long-term liabilities	8,588	(1,240)	4,201

Net cash provided by operating activities	209,344	150,918	160,086

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(22,503)	(12,369)	(13,589)
Cash paid for business acquisitions, net of cash acquired	(87,943)	(26,532)	(315,855)
Other	(2,431)	133	101

Net cash used in investing activities	(112,877)	(38,768)	(329,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	—	628	9,790
Principal payments made under bank credit facilities	(53,600)	(4,547)	(17,033)
Proceeds from note receivable	—	—	3,891
Proceeds from employee stock purchase plans	4,501	5,550	4,231
Proceeds from exercise of stock options	5,589	2,129	4,079
Repurchases of common stock	(3,496)	(23,705)	(1,972)
Other	(7)	(1,156)	1,088

Net cash (used in) provided by financing activities	(47,013)	(21,101)	4,074

Effect of exchange rate changes on cash and cash equivalents	(3,399)	(2,957)	(103)

Net increase (decrease) in cash and cash equivalents	46,055	88,092	(165,286)
Cash and cash equivalents, beginning of year	208,488	120,396	285,682

Cash and cash equivalents, end of year	$254,543	$208,488	$120,396

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds	$66,713	$50,223	$44,799

Cash paid for interest	$13,694	$19,537	$25,774

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	$16,815	$5,276	$—

(1)	Certain amounts for the years ended June 30, 2009 and 2008 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital (As Adjusted(1))	Retained Earnings (As Adjusted(1))	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Venture (As Adjusted(1))	Treasury Stock		Total Shareholders’ Equity (As Adjusted(1))
	Shares	Amount	Shares	Amount					Shares	Amount
BALANCE, June 30, 2007, as previously reported	—	$—	38,751	$3,875	$347,207	$521,234	$8,605	$—	8,772	$(67,074)	$813,847
Effects of adopting updates to ASC 470-20 and ASC 810	—	—	—	—	46,210	(635)	—	520	—	—	46,095

BALANCE, June 30, 2007	—	—	38,751	3,875	393,417	520,599	8,605	520	8,772	(67,074)	859,942
Net income attributable to CACI	—	—	—	—	—	77,935	—	—	—	—	77,935
Noncontrolling interest in earnings of joint venture	—	—	—	—	—	—	—	475	—	—	475
Stock-based compensation expense	—	—	—	—	17,639	—	—	—	—	—	17,639
Exercise of stock options and vesting of restricted stock units	—	—	197	20	4,235	—	—	—	—	—	4,255
Adjustment for unrecognized tax benefit	—	—	—	—	(630)	(470)	—	—	—	—	(1,100)
Currency translation adjustment	—	—	—	—	—	—	(465)	—	—	—	(465)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(1,350)	—	—	—	(1,350)
Repurchases of common stock	—	—	—	—	—	—	—	—	43	(1,972)	(1,972)
Treasury stock issued under stock purchase plans	—	—	—	—	1,676	—	—	—	(84)	2,054	3,730
Post-retirement benefit costs	—	—	—	—	—	—	(22)	—	—	—	(22)

BALANCE, June 30, 2008	—	—	38,948	3,895	416,337	598,064	6,768	995	8,731	(66,992)	959,067
Net income attributable to CACI	—	—	—	—	—	89,698	—	—	—	—	89,698
Noncontrolling interest in earnings of joint venture	—	—	—	—	—	—	—	719	—	—	719
Stock-based compensation expense	—	—	—	—	16,821	—	—	—	—	—	16,821
Exercise of stock options and vesting of restricted stock units	—	—	143	14	(240)	—	—	—	—	—	(226)
Adjustment for unrecognized tax benefit	—	—	—	—	(6,682)	—	—	—	—	—	(6,682)
Currency translation adjustment	—	—	—	—	—	—	(9,616)	—	—	—	(9,616)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(332)	—	—	—	(332)
Repurchases of common stock	—	—	—	—	—	—	—	—	482	(23,705)	(23,705)
Treasury stock issued under stock purchase plans	—	—	—	—	(243)	—	—	—	(95)	4,014	3,771
Post-retirement benefit costs	—	—	—	—	—	—	(68)	—	—	—	(68)
Other	—	—	—	—	—	—	—	161	—	—	161

BALANCE, June 30, 2009	—	$—	39,091	$3,909	$425,993	$687,762	$(3,248)	$1,875	9,118	$(86,683)	$1,029,608

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

(amounts in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital (As Adjusted(1))	Retained Earnings (As Adjusted(1))	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Venture (As Adjusted(1))	Treasury Stock		Total Shareholders’ Equity (As Adjusted(1))
	Shares	Amount	Shares	Amount					Shares	Amount
BALANCE, June 30, 2009	—	$—	39,091	$3,909	$425,993	$687,762	$(3,248)	$1,875	9,118	$(86,683)	$1,029,608
Net income attributable to CACI	—	—	—	—	—	106,515	—	—	—	—	106,515
Noncontrolling interest in earnings of joint venture	—	—	—	—	—	—	—	743	—	—	743
Stock-based compensation expense	—	—	—	—	30,750	—	—	—	—	—	30,750
Exercise of stock options and vesting of restricted stock units	—	—	275	28	4,554	—	—	—	—	—	4,582
Adjustment for unrecognized tax benefit	—	—	—	—	7,775	—	—	—	—	—	7,775
Currency translation adjustment	—	—	—	—	—	—	(7,751)	—	—	—	(7,751)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	1,045	—	—	—	1,045
Repurchases of common stock	—	—	—	—	—	—	—	—	75	(3,496)	(3,496)
Treasury stock issued under stock purchase plans	—	—	—	—	(113)	—	—	—	(76)	3,526	3,413
Post-retirement benefit costs	—	—	—	—	—	—	147	—	—	—	147
Net distributions to noncontrolling interest	—	—	—	—	—	—	—	(176)	—	—	(176)

BALANCE, June 30, 2010	—	$—	39,366	$3,937	$468,959	$794,277	$(9,807)	$2,442	9,117	$(86,653)	$1,173,155

(1)	Certain amounts as of and for the years ended June 30, 2007, 2008 and 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Fiscal year ended June 30,
	2010	2009 (As Adjusted(1))	2008 (As Adjusted(1))
Net income before noncontrolling interest in earnings of joint venture	$107,258	$90,417	$78,410
Change in foreign currency translation adjustment	(7,751)	(9,616)	(465)
Effect of changes in actuarial assumptions and recognition of prior service cost	147	(68)	(22)
Change in fair value of interest rate swap agreements	1,045	(332)	(1,350)

Comprehensive income	$100,699	$80,401	$76,573

(1)	Certain amounts for the years ended June 30, 2009 and 2008 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Business Activities

CACI International Inc, along with its wholly-owned subsidiaries and joint ventures that are more than 50 percent owned or otherwise controlled by it (collectively, the Company), is an international information systems, high technology services, and professional services corporation. It delivers professional services and information technology solutions to its clients, primarily the U.S. government. Other customers include state and local governments, commercial enterprises and agencies of foreign governments.

The Company’s operations are subject to certain risks and uncertainties including, among others, the dependence on contracts with federal government agencies, dependence on revenue derived from contracts awarded through competitive bidding, existence of contracts with fixed pricing, dependence on subcontractors to fulfill contractual obligations, dependence on key management personnel, ability to attract and retain qualified employees, ability to successfully integrate acquired companies, and current and potential competitors with greater resources.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include the assets, liabilities, results of operations and cash flows for the Company, including its subsidiaries and joint ventures that are more than 50 percent owned or otherwise controlled by the Company. All intercompany balances and transactions have been eliminated in consolidation.

These notes to the consolidated financial statements contain references to various standards of U.S. generally accepted accounting principles (GAAP) that are based on a new nomenclature instituted by the Financial Accounting Standards Board (the FASB). In June 2009, the FASB issued Accounting Standards Codification 105, Generally Accepted Accounting Principles, which defines authoritative GAAP for nongovernmental entities to be comprised only of the FASB Accounting Standards Codification™ (the Codification) and, for SEC registrants, guidance issued by the SEC. This new standard states that effective July 1, 2009 the Codification became the authoritative source of U.S. GAAP and superseded all then existing non-SEC accounting and reporting standards. The Company adopted the provisions of this new standard effective July 1, 2009, and has changed the referencing conventions of GAAP in the notes to these financial statements. Accordingly, the notes contain references to Accounting Standards Codification (ASC) topics and Accounting Standard Updates (ASUs).

Certain amounts presented for prior periods have been adjusted to reflect the retroactive application of two FASB updates to accounting standards. Effective July 1, 2009, the Company adopted updates to ASC 470-20, Debt With Conversion and Other Options (ASC 470-20) and updates to ASC 810, Consolidation (ASC 810). These updates, which relate to convertible debt instruments and noncontrolling interests in subsidiaries, respectively, both require retrospective application. The FASB issued the updates to ASC 470-20 in May 2008, and the updates to ASC 810 in December 2007. The impacts to the Company’s financial position and results of operations are presented in Note 2.

NOTE 2. RETROACTIVE EFFECTS OF ACCOUNTING STANDARD UPDATES

As described in Note 1, the Company adopted the provisions of updates to ASC 470-20 and ASC 810 effective July 1, 2009.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASC 470-20 governs the accounting for convertible debt with cash settlement options and accordingly applies to the Company’s convertible debt. Under this new standard, the Company separately accounts for the liability and equity (conversion option) components of its $300.0 million of 2.125 percent convertible senior subordinated notes that were issued May 16, 2007 and mature on May 1, 2014 (the Notes), and recognizes interest expense on the Notes using an interest rate in effect for comparable debt instruments that do not contain conversion features. The effective interest rate used under the new standard, 6.9 percent, is significantly higher than the coupon rate of 2.125 percent previously used to record interest expense.

Based on the effective rate of 6.9 percent, the fair value of the liability component of the Notes at May 16, 2007 was measured at $221.9 million, and has been reflected as the carrying amount of the Notes at issuance. The $78.1 million difference between the recast initial carrying amount and the $300.0 million of gross proceeds is accounted for as an unamortized debt discount that is recognized over the seven year term of the Notes as a non-cash component of interest expense. This difference also represents the fair value of the embedded conversion option. This amount, net of the income tax effect of $30.7 million as of the date of issue, has been recorded within shareholders’ equity as additional paid-in capital. The income tax effect of $30.7 million has been retroactively recognized as a long-term deferred tax liability as of May 16, 2007. This deferred tax liability is netted against the deferred tax asset of $32.8 million associated with the original issue discount originally recorded as of May 16, 2007. Under the revised provisions of ASC 470-20, the Company also reclassified, as of the date of issue, $2.0 million of the Notes’ issuance costs from other long-term assets to additional paid-in capital, and recognized a deferred tax asset of $0.8 million related to this reclassification.

The updates to ASC 470-20 have the effect of significantly increasing interest expense with the amortization of the debt discount. Income tax expense decreases by the incremental benefit related to the increased interest expense, and net income and basic and diluted earnings per share decrease due to the after-tax effect of the incremental interest expense. The adoption of the updates to ASC 470-20 caused net income attributable to CACI and diluted earnings per share to decrease by $6.5 million and $0.21 per share, respectively, for the year ended June 30, 2010.

While there is no effect on operating or total cash flows, certain amounts within the cash flows from operating activities are retroactively adjusted to reflect the impact of changes to ASC 470-20 for the years ended June 30, 2009 and 2008.

The retroactive effects of the ASC 470-20 updates on the Company’s financial position as of June 30, 2009, and on the results of operations and cash flows for the years ended June 30, 2009 and 2008, are shown in the tables below. Current period balances related to the convertible debt and interest expense thereon are described in Note 14.

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

In accordance with the provisions of ASC 810, the Company retrospectively reclassified the “Minority interest in joint venture” balance associated with its investment in eVenture Technology, LLC (eVentures) previously included in “Other long-term liabilities” in the consolidated balance sheet to a new component of shareholders’ equity entitled “Noncontrolling interest in joint venture”. In the Statement of Operations for the

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years ended June 30, 2009 and 2008, the Company retrospectively included the minority interest in earnings of the joint venture within its consolidated net income before noncontrolling interest in earnings of joint venture, and deducted the same amount to derive net income attributable to CACI.

The impacts of the updates to ASC 470-20 and ASC 810 on the Company’s results of operations for the years ended June 30, 2009 and 2008 are as follows (in thousands, except per share data):

	Year Ended June 30, 2009
		Effects of Retroactively Adopting Accounting Standard Updates to:
	As Previously Reported	ASC 470-20	ASC 810	As Adjusted
Interest expense and other	$23,062	$9,521	$(719)	$31,864

Income before income taxes	$161,791	$(9,521)	$719	$152,989
Income taxes	66,311	(3,739)	—	62,572

Net income before noncontrolling interest in earnings of joint venture	$95,480	$(5,782)	$719	$90,417

Noncontrolling interest in earnings of joint venture		—	(719)	(719)

Net income attributable to CACI		$(5,782)	$—	$89,698

Basic earnings per share	$3.19	$(0.20)	$—	$2.99

Diluted earnings per share	$3.14	$(0.19)	$—	$2.95

Weighted-average basic shares outstanding	29,976	—	—	29,976

Weighted-average diluted shares outstanding	30,427	—	—	30,427

	Year Ended June 30, 2008
		Effects of Retroactively Adopting Accounting Standard Updates to:
	As Previously Reported	ASC 470-20	ASC 810	As Adjusted
Interest expense and other	$30,066	$8,872	$(475)	$38,463

Income before income taxes	$137,631	$(8,872)	$475	$129,234
Income taxes	54,308	(3,484)	—	50,824

Net income before noncontrolling interest in earnings of joint venture	$83,323	$(5,388)	$475	$78,410

Noncontrolling interest in earnings of joint venture		—	(475)	(475)

Net income attributable to CACI		$(5,388)	$—	$77,935

Basic earnings per share	$2.77	$(0.18)	$—	$2.59

Diluted earnings per share	$2.72	$(0.18)	$—	$2.55

Weighted-average basic shares outstanding	30,058	—	—	30,058

Weighted-average diluted shares outstanding	30,606	—	—	30,606

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impacts of the updates to ASC 470-20 and ASC 810 on the Company’s financial position as of June 30, 2009 are as follows (in thousands):

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

The impacts of the updates to ASC 470-20 and ASC 810 on the Company’s statement of cash flows for the years ended June 30, 2009 and 2008 are as follows (in thousands):

	Year Ended June 30, 2009
		Effects of Retroactively Adopting Accounting Standard Updates to:
	As Previously Reported	ASC 470-20	ASC 810	As Adjusted
Cash Flows from Operating Activities:
Net income before non-controlling interests	$95,480	$(5,782)	$719	$90,417
Non-cash interest expense	—	9,809	—	9,809
Amortization of deferred financing costs	2,841	(288)	—	2,553
Deferred income tax expense (benefit)	13,363	(3,739)	—	9,624
Changes in other liabilities	(359)	—	(881)	(1,240)
Net cash provided by operating activities	151,080	—	(162)	150,918
Cash Flows from Financing Activities:
Other activities	(1,318)	—	162	(1,156)
Net cash used in financing activities	(21,263)	—	162	(21,101)

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended June 30, 2008
		Effects of Retroactively Adopting Accounting Standard Updates to:
	As Previously Reported	ASC 470-20	ASC 810	As Adjusted
Cash Flows from Operating Activities:
Net income before non-controlling interests	$83,323	$(5,388)	$475	$78,410
Non-cash interest expense	—	9,160	—	9,160
Amortization of deferred financing costs	2,531	(288)	—	2,243
Deferred income tax expense (benefit)	6,087	(3,484)	—	2,603
Changes in other liabilities	4,676	—	(475)	4,201
Net cash provided by operating activities	160,086	—	—	160,086

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company generates almost all of its revenue from three different types of contractual arrangements: cost-plus-fee contracts, time-and-materials contracts, and fixed price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus an estimate of the applicable fees earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, and that are subject to the provisions of ASC 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts (ASC 605-35), the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance. For such cost-plus-fee contracts subject to the provisions of ASC 605-10-S99, Revenue Recognition—SEC Materials (ASC 605-10-S99), the Company recognizes the relevant portion of the fee upon customer approval. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered for services provided, to the extent of material cost for products delivered to customers, and to the extent of expenses incurred on behalf of the customers. Shipping and handling fees charged to the customers are recognized as revenue at the time products are delivered to the customers.

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

A significant portion of the Company’s fixed price-completion contracts involve the design and development of complex client systems. For these contracts that are within the scope of ASC 605-35, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs. For fixed price-completion contracts that are not within the scope of ASC 605-35, revenue is generally recognized ratably over the service period. The Company’s fixed price-license agreements and related services contracts are primarily executed in its international operations. As the agreements to deliver software require significant production, modification or customization of software, revenue is recognized using the contract accounting guidance of ASC 605-35. For agreements to deliver data under license and related services, revenue is recognized as the data is delivered and services are performed. Except for losses on contracts accounted for under

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASC 605-10-S99, provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined. Losses on contracts accounted for under ASC 605-10-S99 are recognized as the services and materials are provided.

The Company’s contracts may include the provision of more than one of its services. In these situations, and for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by other authoritative literature.

Contract accounting requires judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor, subcontracting costs, and other direct costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, the Company applies judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for the Company to assess anticipated performance. Estimates of award fees for certain contracts are also a factor in estimating revenue and profit rates based on actual and anticipated awards.

Long-term development and production contracts make up a large portion of the Company’s business, and therefore the amounts recorded in the Company’s financial statements using contract accounting methods are material. For federal government contracts, the Company follows U.S. government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts. Due to the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if the Company used different assumptions or if the underlying circumstances were to change. The Company closely monitors compliance with, and the consistent application of, its critical accounting policies related to contract accounting. Business operations personnel conduct thorough periodic contract status and performance reviews. When adjustments in estimated contract revenue or costs are required, any changes from prior estimates are generally included in earnings in the current period. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business operations personnel performing work under the contract. Costs incurred and allocated to contracts with the U.S. government are scrutinized for compliance with regulatory standards by Company personnel, and are subject to audit by the Defense Contract Audit Agency (DCAA).

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

The Company’s U.S. government contracts (94.8 percent of total revenue in the year ended June 30, 2010) are subject to subsequent government audit of direct and indirect costs. Incurred cost audits have been completed through June 30, 2005. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs of Revenue

Costs of revenue include all direct contract costs as well as indirect overhead costs and selling, general and administrative expenses that are allowable and allocable to contracts under federal procurement standards. Costs of revenue also include costs and expenses that are unallowable under applicable procurement standards, and are not allocable to contracts for billing purposes. Such costs and expenses do not directly generate revenue, but are necessary for business operations.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or fewer on their trade date to be cash equivalents. The Company classifies investments with an original maturity of more than three months but less than twelve months on their trade date as short-term marketable securities.

Investments in Marketable Securities

From time to time, the Company invests in marketable securities that are classified as available-for-sale and are reported at fair value. Unrealized gains and losses as a result of changes in the fair value of the available-for-sale investments are recorded as a separate component within accumulated other comprehensive income in the accompanying consolidated balance sheets. For securities classified as trading securities, unrealized gains and losses are reported in the consolidated statement of operations and impact net earnings.

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

Inventories

Inventories are stated at the lower of cost or market using the specific identification cost method, and are recorded within prepaid expenses and other current assets on the accompanying consolidated balance sheets.

Goodwill

Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually or if impairment indicators are present. The evaluation includes comparing the fair value of the relevant reporting unit to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. Impairment is measured by comparing the derived fair value of the goodwill to its carrying value. Separately identifiable intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually or if impairment indicators are present.

The Company has two reporting units—domestic operations and international operations. Its reporting units are the same as its operating segments. Approximately 95 percent of the Company’s goodwill is attributable to its domestic operations. The Company estimates the fair value of its reporting units using both an income approach and a market approach. The valuation process considers management’s estimates of the future operating performance of each reporting unit. Companies in similar industries are researched and analyzed and management considers the domestic and international economic and financial market conditions, both in general and specific to the industry in which the Company operates, prevailing as of the valuation date. The income approach utilizes discounted cash flows. The Company calculates a weighted average cost of capital for each reporting unit in order to estimate the discounted cash flows. The Company performs its annual testing for impairment of goodwill and other intangible assets as of June 30 of each year. The fair value of each of the Company’s reporting units as of June 30, 2010 exceeded its carrying value by more than 50 percent.

Long-Lived Assets (Excluding Goodwill)

Long-lived assets such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes that the carrying values of its long-lived assets as of June 30, 2010 and 2009 are fully realizable.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of equipment and furniture has been provided over the estimated useful life of the respective assets (ranging from three to eight years) using the straight-line method. Leasehold improvements are generally amortized using the straight-line method over the remaining lease term or the useful life of the improvements, whichever is shorter. Repairs and maintenance costs are expensed as incurred.

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

Internal Software Development Costs

The Company capitalizes both internal and external costs incurred to develop internal-use computer software during the application development stage. These costs are classified as property and equipment and are amortized over the estimated economic useful life of the software, ranging from five to 10 years.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Retirement Savings Plan

The Company maintains the CACI International Inc Group Executive Retirement Plan (the Supplemental Savings Plan) and maintains the underlying assets in a Rabbi Trust. The Supplemental Savings Plan is a non-qualified defined contribution supplemental retirement savings plan for certain key employees whereby participants may elect to defer and contribute a portion of their compensation, as permitted by the plan. Each participant directs his or her investments in the Supplemental Savings Plan (see Note 21).

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

Income Taxes

Income taxes are accounted for using the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities, and their respective tax bases, and operating loss and tax credit carry forwards. The Company accounts for tax contingencies in accordance with updates made to ASC 740-10-25, Income Taxes—Recognition. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. Estimates of the realizability of deferred tax assets are based on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Any interest or penalties incurred in connection with income taxes are recorded as part of income tax expense for financial reporting purposes.

Costs of Acquisitions

Through June 30, 2009, costs incurred by the Company related to legal, financial and other professional advisors that were directly related to successful acquisitions were capitalized as a cost of the acquisition. Such costs for unsuccessful or terminated acquisition opportunities were expensed when the Company determined that the opportunity would no longer be pursued. Effective July 1, 2009, all such costs associated with acquisitions, successful or unsuccessful, are expensed as incurred.

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

Earnings Per Share

Basic earnings per share is computed using the sum of the weighted-average number of shares of common stock outstanding during the period and shares issued during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share is computed in a manner similar to that used for basic earnings per share after giving effect to the dilutive effects of the exercise of stock settled stock appreciation rights and stock options and the vesting of restricted stock and restricted stock units. In addition, diluted earnings per share reflect the dilutive effects of restricted stock units with performance conditions in the reporting period in which the performance metric is achieved. When applicable, diluted earnings per share will reflect the dilutive effects of shares issuable under the Notes, and warrants to issue 5.5 million shares of CACI common stock at an exercise price of $68.31 per share that were issued in May 2007. Information about the weighted-average number of basic and diluted shares is presented in Note 24.

Derivative Instrument and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with ASC 815, Derivatives and Hedging (ASC 815). Derivatives are recognized as either assets or liabilities in the consolidated balance sheets, and gains and losses are recognized based on changes in the fair values. Gains and losses on derivatives designated as a hedge, or deemed to be an effective hedge, are deferred in accumulated other comprehensive loss in the accompanying consolidated balance sheets, and then recognized upon contract completion. Gains and losses on derivatives that are not designated as a hedge, or that are not intended to be an effective hedge, are recognized upon the changes in fair values and are recorded in the accompanying consolidated statements of operations. The classification of gains and losses resulting from the changes in fair values is dependent on the intended use of the derivative and its resulting designation. The Company uses the change in variable cash flow method to measure the effectiveness of its hedges. The Company classifies the cash flows associated with its derivative instruments in the same category as the cash flows for the debt being hedged.

From time to time, the Company will enter into interest rate hedging agreements to manage exposure to fluctuations in rates on its variable rate debt. These agreements effectively allow the Company to exchange variable rate debt for fixed rate debt, or to place an upper limit on variable rate debt through the use of an interest rate cap. The Company enters into such derivative instrument agreements only to hedge cash flows. The Company does not hold or issue such financial instruments for trading purposes, nor is it a party to leveraged derivatives. As of June 30, 2010, the Company had no outstanding interest rate hedging agreements (see Note 14).

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s debt under its bank credit facility, the entire balance of which has been classified on the consolidated balance sheet at June 30, 2010 as short-term as it expires in May 2011, approximates its carrying value at June 30, 2010. The fair value of the Notes is based on quoted market prices. See Note 14.

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

Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, and gains and losses that under U.S. GAAP are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income, net of tax, consist of foreign currency translation adjustments, the changes in the fair value of interest rate swap agreements, and differences between actual amounts and estimates based on actuarial assumptions and the effect of changes in actuarial assumptions made under the Company’s post-retirement benefit plans (see Note 16).

As of June 30, 2010 and 2009, accumulated other comprehensive loss included a loss of $9.1 million and $1.4 million, respectively, related to foreign currency translation adjustments and a loss of $0.7 million and $0.8 million, respectively, related to unrecognized post-retirement medical plan costs. Accumulated other comprehensive loss as of June 30, 2009 also included $1.0 million of losses related to the fair value of interest rate swaps.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The significant management estimates include estimated costs to complete fixed-price contracts, estimated award fees for contracts accounted for under ASC 605-35, amortization periods for long-lived intangible assets, recoverability of long-lived assets, reserves for accounts receivable, reserves for contract related matters, reserves for unrecognized tax benefits, contingent consideration amounts to be earned in connection with acquisitions completed on or after July 1, 2009 and loss contingencies. Actual results could differ from these estimates.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In addition to the new accounting pronouncements described in Notes 1 and 2 above, the FASB has recently published the following accounting pronouncements.

In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 establishes a framework for measuring fair value under generally accepted accounting principles, clarifies the definition of fair value, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements. ASC 820 was effective for the Company on July 1, 2008. Its adoption did not have a material impact on the Company’s results of operations or financial position. See Note 23.

In December 2007, the FASB issued ASC 805, Business Combinations (ASC 805). ASC 805 establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in connection with a business combination; recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase; and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 was effective for the Company for business combinations completed on or after July 1, 2009. Its adoption did not have a material impact on the Company’s results of operations or financial position as of the date of adoption.

In February 2008, the FASB issued an update to ASC 820. This update amended ASC 820 to delay the effective date for the fair valuation of non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, the update deferred the effective date of the fair value measurement to the start of the Company’s current fiscal year, or July 1, 2009. The Company has evaluated the effect of this update for its non-financial assets and liabilities and determined that there was no material impact.

In March 2008, the FASB issued updates to ASC 815 which requires expanded disclosures about derivative and hedging activities. This update changes the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. These updates were effective for fiscal periods beginning after November 15, 2008, with earlier adoption encouraged. The Company has included the additional disclosures in Note 14.

In April 2008, the FASB issued updates to ASC 350-30-35, General Intangibles Other Than Goodwill—Subsequent Measurement, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These updates were effective for the Company beginning July 1, 2009 and did not have a material effect on its results of operations or financial position.

In June 2008, the FASB issued updates to ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC 815-40). The updates to ASC 815-40 provide guidance on how a company should determine if certain financial instruments (or embedded features) are considered indexed to its own stock, including instruments similar to the conversion option of the Notes, convertible note hedges, and warrants to purchase Company stock. The updates require that a two-step approach be used to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock, and exempt from the application of derivative treatment under ASC 815. These updates were effective for the Company on July 1, 2009. The Company has evaluated its financial instruments that are indexed to its common stock and concluded that they are excluded from the derivative treatment provisions of ASC 815.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2008, the FASB issued updates to ASC 715, Compensation—Retirement Benefits that require detailed disclosures about investment strategies, fair value measurements and concentrations of risk regarding plan assets of a company’s defined benefit plan or other postretirement plan. The new disclosures are required to be made for the Company’s fiscal year ended June 30, 2010. The impact of the new disclosure requirements was minimal as the Company’s retirement benefit plan and its post-retirement benefit arrangements are unfunded as of June 30, 2010. See Note 16.

In April 2009, the FASB updated ASC 825, Financial Instruments, by requiring new disclosures about the fair value of financial instruments in interim periods when the fair values are practicable to estimate. The updates were effective for interim and annual periods ending after June 15, 2009, and were adopted by the Company effective June 30, 2009. The additional reporting requirements did not materially change the Company’s disclosures of fair value.

In May 2009, the FASB issued ASC 855, Subsequent Events (ASC 855), effective for financial periods ending after June 15, 2009. ASC 855 established principles and requirements for subsequent events, including the period after the balance sheet date during which management of a reporting entity shall evaluate events for potential disclosure in the financial statements, the circumstances that warrant disclosure, and the specific disclosure requirements for transactions that occur after the balance sheet date. The Company adopted ASC 855 as of June 30, 2009. The Company has evaluated all events and transactions that occurred after June 30, 2010, and found that during this period it did not have any subsequent events requiring financial statement recognition.

In June 2009, the FASB issued updates to ASC 810, Consolidation (ASC 810). These ASC 810 updates amend the accounting standards pertaining to the consolidation of certain variable interest entities, and when and how to determine, or re-determine, whether an entity is a variable interest entity. In addition, ASC 810 replaces the quantitative approach for determining who has a controlling financial interest in a variable interest entity with a qualitative approach, and requires ongoing assessments of whether an entity is the primary beneficiary of a variable interest entity. The updates to ASC 810 are effective for the Company beginning July 1, 2010. CACI is currently evaluating the accounting changes required by these updates and does not expect the impact, if any, to be material on its financial position or results of operations.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update requires new

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy, and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 with early adoption permitted, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years with early adoption permitted. The Company has provided the required disclosures regarding the valuation techniques utilized in measuring its Level 3 assets and liabilities (see Note 23). The Company will adopt the provisions of ASU 2010-06 pertaining to transfers into and out of the Level 3 category effective July 1, 2011.

NOTE 5. ACQUISITIONS

Year Ended June 30, 2010

During the year ended June 30, 2010, the Company completed acquisitions of three businesses that have added to the Company’s portfolio of cyber security and information technology modernization solutions, two in the United States and one in the United Kingdom, as follows:

•	On October 6, 2009, the acquisition of 100 percent of a business in the United States that provides commercial security technology services;

•	On October 31, 2009, the acquisition of 100 percent of Monitor Media Limited, a United Kingdom-based company that builds complex transactional websites for commercial clients; and

•

On February 2, 2010, the acquisition of 100 percent of SystemWare Incorporated, a United States-based company that provides signal acquisition and analysis systems for cyber security and counterintelligence applications.

The combined initial purchase consideration to acquire these three businesses was approximately $87.5 million, of which $9.0 million was deposited into escrow accounts pending final determination of the net worth of the assets acquired and to secure the sellers’ indemnification obligations for the United States-based acquisitions and approximately $1.5 million was retained by CACI Limited to secure the United Kingdom-based sellers’ indemnification obligations (collectively, Indemnification Amounts). Remaining Indemnification Amounts, if any, at the end of the indemnification periods will be distributed to the Sellers. All remaining Indemnification Amounts, if any, are expected to be distributed to the sellers by October 2011.

Subsequent to the dates of the acquisitions, the Company and the sellers of each company agreed on the net worth of the assets acquired in each acquisition and, as a result, the Company paid an additional approximately $5.8 million of purchase consideration. In addition, the Company may be required to pay to the sellers of each company additional consideration (Contingent Consideration) of up to a total of approximately $49.0 million based upon events to occur in the first two years subsequent to the acquisition dates.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has completed its detailed valuations of the assets acquired and liabilities assumed, including recognizing a liability of $35.8 million for the fair value as of the acquisition date of Contingent Consideration. See Note 23 for additional information on the valuation of Contingent Consideration. Based on its valuations, the total consideration of $129.1 million has been allocated to assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed, as follows (in thousands):

Cash	$4,843
Accounts receivable	6,980
Prepaid expenses and other current assets	6,950
Property and equipment	2,220
Customer contracts, customer relationships, acquired technologies	48,245
Goodwill	83,049
Other assets	93
Accounts payable	(705)
Accrued expenses and other current liabilities	(8,662)
Long-term deferred taxes	(13,944)

Total consideration paid	$129,069

The value attributed to customer contracts, customer relationships and acquired technologies is being amortized on an accelerated basis over periods ranging from two to 10 years.

During the year ended June 30, 2010, these three businesses generated $28.5 million of revenue from the dates of acquisition through the Company’s fiscal year end.

Year Ended June 30, 2009

During the year ended June 30, 2009, the Company completed acquisitions of three businesses in the United Kingdom. The total consideration paid for these three businesses, including transaction costs, was $27.4 million, using exchange rates in effect on the date of each acquisition. The Company recognized fair values of the assets acquired and liabilities assumed and allocated $21.0 million to goodwill; $4.1 million to other intangible assets, primarily computer software and customer relationships; and $2.3 million to net tangible assets. These fair values represent management’s calculations of the fair values as of the acquisition dates and are based on analysis of supporting information.

Two of the acquisitions contained provisions requiring that the Company pay additional consideration of up to a total of approximately $5.0 million, based upon events to occur subsequent to the acquisition date. During FY2010, in connection with one of the acquisitions, it was determined that no additional consideration would be due. In connection with the other acquisition, the events to determine the amount, if any, of such additional consideration will occur during the Company’s fiscal year ending June 30, 2011. Additional consideration earned in connection with this acquisition, if any, will be recorded as additional purchase price at such time as it is earned.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The combined initial purchase consideration to acquire AIS and DDC was approximately $241 million, of which $13.3 million was originally deposited into escrow accounts (the Indemnification Escrow Accounts) pending final determination of the net worth of the assets acquired and to secure the sellers’ indemnification obligations and $2.4 million was deposited into a separate earn-out escrow account (the Earn-out Escrow Account) to be paid to the former DDC shareholders upon receipt of extension of certain contracts or achievement of a specified gross margin, as defined in the purchase agreement and schedules thereto. Subsequent to the date of acquisition, the Company and the sellers of each company agreed on the net worth of the assets acquired and as a result, the Company paid an additional $3.2 million of purchase consideration. In addition, the Company paid the entire $2.4 million in the Earn-out Escrow Account to the former DDC shareholders based upon contract extensions received subsequent to the date of acquisition. During the year ended June 30, 2009, the Company and the former shareholders of DDC agreed to retain $0.3 million of the DDC Indemnification Escrow Account pending resolution of a pre-acquisition matter and all other amounts in both Indemnification Escrow Accounts were distributed.

The combined purchase consideration for the three U.K. acquisitions was approximately $16.0 million.

NOTE 6. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (cost approximates fair value) (in thousands):

	June 30,
	2010	2009
Cash	$192,844	$2,114
Money market funds	61,699	206,374

Total cash and cash equivalents	$254,543	$208,488

NOTE 7. ACCOUNTS RECEIVABLE

Total accounts receivable, net of allowance for doubtful accounts of approximately $3.2 million and $3.5 million at June 30, 2010 and 2009, respectively, consisted of the following (in thousands):

	June 30,
	2010	2009
Billed receivables	$393,094	$384,421
Billable receivables at end of period	84,107	71,341
Unbilled receivables pending receipt of contractual documents authorizing billing	53,832	21,263

Total accounts receivable, current	531,033	477,025
Unbilled receivables, retainages and fee withholdings expected to be billed beyond the next 12 months	9,291	8,677

Total accounts receivable	$540,324	$485,702

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8. GOODWILL

For the year ended June 30, 2010, goodwill increased as a result of the acquisitions made during the year (Note 5). Many of the acquisitions completed by the Company are structured in a manner whereby goodwill is deductible for income tax purposes. As of June 30, 2010, the Company had $523.8 million of goodwill which is deductible for income tax purposes.

NOTE 9. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30,
	2010	2009
Customer contracts and related customer relationships	$253,031	$233,531
Acquired technologies	27,177	—
Covenants not to compete	2,373	2,409
Other	1,631	851

Intangible assets	284,212	236,791
Less accumulated amortization	(175,914)	(138,962)

Total intangible assets, net	$108,298	$97,829

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for customer contracts and related customer relationships as of June 30, 2010 is 8.3 years, and the weighted-average remaining period of amortization is 5.6 years. The weighted-average period of amortization for acquired technologies as of June 30, 2010 is 6.7 years, and the weighted-average remaining period of amortization is 6.3 years.

Amortization expense for the years ended June 30, 2010, 2009 and 2008 was $37.2 million, $32.1 million, and $31.8 million, respectively. Expected amortization expense for each of the fiscal years through June 30, 2015 and for periods thereafter is as follows (in thousands):

Amount
Year ending June 30, 2011	$35,141
Year ending June 30, 2012	23,467
Year ending June 30, 2013	15,938
Year ending June 30, 2014	12,801
Year ending June 30, 2015	9,003
Thereafter	11,948

Total intangible assets, net	$108,298

NOTE 10. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,
	2010	2009
Equipment and furniture	$69,164	$56,120
Leasehold improvements	53,745	36,980

Property and equipment, at cost	122,909	93,100
Less accumulated depreciation and amortization	(64,243)	(62,177)

Total property and equipment, net	$58,666	$30,923

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense, including amortization of leasehold improvements, was $13.9 million, $11.1 million and $11.5 million for the years ended June 30, 2010, 2009 and 2008, respectively. The increase in the cost of property and equipment at June 30, 2010 as compared to June 30, 2009 was primarily attributable to office outfitting and tenant improvements at three new leased facilities.

NOTE 11. CAPITALIZED EXTERNAL SOFTWARE DEVELOPMENT COSTS

A summary of changes in capitalized external software development costs, including costs capitalized and amortized during each of the years in the three-year period ended June 30, 2010, is as follows (in thousands):

	Year ended June 30,
	2010	2009	2008
Capitalized software development costs, beginning of year	$2,001	$5,165	$9,452
Costs capitalized	1,230	171	—
Amortization	(1,916)	(3,335)	(4,287)

Capitalized software development costs, end of year	$1,315	$2,001	$5,165

Capitalized software development costs are presented within other current assets and other long-term assets in the accompanying consolidated balance sheets.

NOTE 12. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following (in thousands):

	June 30,
	2010	2009
Accrued salaries and withholdings	$86,748	$77,242
Accrued leave	54,460	50,260
Accrued fringe benefits	11,582	10,341

Total accrued compensation and benefits	$152,790	$137,843

NOTE 13. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following (in thousands):

	June 30,
	2010	2009
Vendor obligations	$82,345	$48,988
Deferred revenue	24,249	13,891
Income taxes payable	9,566	9,019
Other	12,399	11,399

Total other accrued expenses and current liabilities	$128,559	$83,297

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. LONG TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,
	2010	2009 (As Adjusted(1))
Convertible notes payable	$300,000	$300,000
Bank credit facility—term loans	278,653	331,625
U.K. notes payable	—	5,336
Bank credit facility—revolver	—	628

Principal amount of long-term debt	578,653	637,589
Less unamortized discount	(47,549)	(58,047)

Total long-term debt	531,104	579,542
Less current portion	(278,653)	(9,464)

Long-term debt, net of current portion	$252,451	$570,078

(1)	Balances related to convertible notes payable have been retroactively adjusted to reflect the updates to ASC 470-20. See Note 2.

Bank Credit Facility

The Company has a $590.0 million credit facility (the Credit Facility), consisting of a $240.0 million revolving credit facility (the Revolving Facility) and a $350.0 million term loan (the Term Loan). The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued.

The Revolving Facility is a seven-year, secured facility that permits continuously renewable borrowings of up to $240.0 million, with an expiration date of May 3, 2011, and annual sub-limits on amounts borrowed for acquisitions. The Revolving Facility contains an accordion feature under which the Revolving Facility may be expanded to $450.0 million with applicable lender approvals. The Revolving Facility permits one, two, three and six month interest rate options. The Company pays a fee on the unused portion of the Revolving Facility, based on its leverage ratio, as defined in the Credit Facility. Any outstanding balances under the Revolving Facility are due in full May 3, 2011. As of June 30, 2010, the Company had no borrowings outstanding under the Revolving Facility and no outstanding letters of credit.

The Term Loan is a seven-year secured facility under which principal payments are due in quarterly installments of $0.7 million at the end of each fiscal quarter through March 2011, and the balance is due in full on May 3, 2011. As the Term Loan expires on May 3, 2011, the balance due under the Term Loan as of June 30, 2010 has been classified as a current liability on the consolidated balance sheet as of that date. Subsequent to June 30, 2010, the Company made an $80.0 million prepayment on the Term Loan (see Note 27).

Borrowings under both the Revolving Facility and the Term Loan bear interest at rates based on the London Inter-Bank Offered Rate (LIBOR) or the higher of the prime rate or the federal funds rate plus 0.5 percent, as elected by the Company, in each case plus applicable margins based on the Company’s total leverage ratio as determined quarterly. As of June 30, 2010, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.41 percent.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Credit Facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, a maximum total leverage ratio, and a maximum senior leverage ratio. The Credit Agreement dated as of May 3, 2004, as amended, governing the Credit Facility provides the remedies available to the lenders in the event of an uncured violation of any of the financial covenants. Such remedies may include the termination of the Credit Facility and the demand for payment of all outstanding amounts due thereunder. Since the inception of the Credit Facility, the Company has always been in compliance with all of the financial covenants. Substantially all of the Company’s assets serve as collateral under the Credit Facility.

The Company has capitalized $10.2 million of debt issuance costs associated with the origination of and subsequent amendments to the Credit Facility. All debt financing costs are being amortized from the date incurred to the expiration date of the Credit Facility. The unamortized balance of $1.1 million at June 30, 2010 is included in prepaid expenses and other current assets.

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

In June 2008, the Company entered into an interest rate cap agreement under which the floating-rate interest payments on a notional amount of debt of $68.0 million were capped at 7 percent (the 2008 Cap). The 2008 Cap became effective June 11, 2008 for a period of two years and provided for quarterly settlements, when applicable. The 2008 Cap expired in June 2010.

The Company determined that its swap and cap agreements qualified as effective hedges, and accordingly, the increase in fair value of the 2007 Swap between July 1, 2009 and its expiration in December 2009 of $1.7 million, net of an income tax effect of $0.7 million, is reported as other comprehensive income in the accompanying consolidated statement of comprehensive income for the year ended June 30, 2010. Changes in the fair value of the 2008 Cap during the fiscal year prior to its expiration were insignificant. The amounts paid and received on the 2007 Swap and the 2008 Cap were recorded in interest expense as yield adjustments in the period during which the related floating-rate interest was incurred.

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

All outstanding derivative instruments, if any, are recorded in the consolidated balance sheets as assets or liabilities, measured at estimated fair value. Fair value estimates are based on relevant market information, including market rates. For a derivative designated as a cash-flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (loss) and is recognized in earnings when interest rate swap or cap payments are settled under the hedge agreements.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive income (loss) for the years ended June 30, 2010, 2009 and 2008 is as follows (in thousands):

	Interest Rate Swaps
	2010	2009	2008
Gain (loss) recognized in other comprehensive income (loss) (effective portion)	$1,045	$(332)	$(1,350)

(Loss) gain reclassified to earnings from accumulated other comprehensive income (loss) (effective portion)	$(1,817)	$(1,795)	$710
Gain recognized in earnings (ineffective portion)	—	—	—

	$(1,817)	$(1,795)	$710

As of June 30, 2010, the Company had no outstanding derivative instruments.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of June 30, 2010, none of the conditions permitting conversion of the Notes had been satisfied.

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

The Notes are accounted for under the updated provisions of ASC 470-20, which were adopted by the Company effective July 1, 2009. This accounting standard update was required to be applied retrospectively and, accordingly, balances affected by changes to ASC 470-20 as of June 30, 2009 and for the years ended June 30, 2009 and 2008, have been adjusted to reflect the impacts of the update. The effects on previously reported balances are described in Note 2.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended June 30,
	2010	2009	2008
Coupon interest	$6,375	$6,375	$6,375
Non-cash amortization of discount	10,499	9,809	9,160
Amortization of issuance costs	820	820	820

Total	$17,694	$17,004	$16,355

The balance of the unamortized discount as of June 30, 2010 and 2009, was $47.5 million and $58.0 million, respectively. The discount will continue to be amortized as additional, non-cash interest expense over the remaining term of the Notes (through May 1, 2014) using the effective interest method as follows (in thousands):

Fiscal year ending June 30,	Amount Amortized During Period
2011	$11,235
2012	12,024
2013	12,868
2014	11,422

$47,549

The fair value of the Notes as of June 30, 2010 was $293.2 million based on quoted market values.

The contingently issuable shares are not included in CACI’s diluted share count for the fiscal years ended June 30, 2010, 2009 and 2008, because CACI’s average stock price during those periods was below the conversion price. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. In connection with the adoption of the updates to ASC 470-20, the Company reclassified the remaining $2.0 million of debt issuance costs attributable to the embedded conversion option from other long-term assets to additional paid-in capital. This adjustment was applied retroactively to the date of issue and has the effect of decreasing interest expense over the term of the Notes by $0.3 million annually. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

In connection with the issuance of the Notes, the Company purchased in a private transaction at a cost of $84.4 million call options (the Call Options) to purchase approximately 5.5 million shares of its common stock at

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a price equal to the conversion price of $54.65 per share. The cost of the Call Options was recorded as a reduction of additional paid-in capital. The Call Options allow CACI to receive shares of its common stock from the counterparties equal to the amount of common stock related to the excess conversion value that CACI would pay the holders of the Notes upon conversion.

For income tax reporting purposes, the Notes and the Call Options are integrated. This created an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options is being accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $32.8 million to be realized for income tax reporting purposes over the term of the Notes was recorded as an increase in additional paid-in capital and a long-term deferred tax asset. The majority of this deferred tax asset is offset in the Company’s balance sheet by the $30.7 million deferred tax liability that was recognized with the adoption of the update of ASC 470-20 that was retroactively applied to May 16, 2007.

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

U.K. Notes Payable

On April 2, 2008, in connection with its May 2006 acquisition of Sophron Partners Limited, CACI Limited issued loan notes totaling 3.2 million pounds sterling for earn-out consideration that is no longer contingent. These notes were paid in full during the year ended June 30, 2010.

JV Bank Credit Facility

eVentures, a joint venture between the Company and ActioNet, Inc. (see Note 18), entered into a $1.5 million revolving credit facility (the JV Facility). The JV Facility is a four-year, guaranteed facility that permits continuously renewable borrowings of up to $1.5 million with an expiration date of the earliest of September 14, 2011; the date of any restatement, refinancing, or replacement of the Credit Facility without the lender acting as the sole and exclusive administrative agent; or termination of the Credit Facility. Borrowings under the JV Facility bear interest at the lender’s prime rate plus 1.0 percent. eVentures pays a fee of 0.25 percent on the unused portion of the JV Facility. As of June 30, 2010, eVentures had no borrowings outstanding under the JV Facility.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate maturities of long-term debt at June 30, 2010 are as follows (in thousands):

Year ending June 30,
2011	$278,653
2012	—
2013	—
2014	300,000
2015	—

Principal amount of long-term debt	578,653
Less unamortized discount	(47,549)

Total long-term debt	$531,104

NOTE 15. LEASES

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire over the next 12 years. Future minimum lease payments due under non-cancelable leases as of June 30, 2010, are as follows (in thousands):

Year ending June 30:
2011	$37,460
2012	30,887
2013	28,205
2014	26,584
2015	25,276
Thereafter	79,536

Total minimum lease payments	$227,948

The minimum lease payments above are shown net of sublease rental income of $0.2 million scheduled to be received over the next two years under non-cancelable sublease agreements.

Rent expense incurred under operating leases for the years ended June 30, 2010, 2009, and 2008 totaled $43.0 million, $40.2 million, and $39.2 million, respectively.

NOTE 16. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2010	2009 (As Adjusted(1))
Deferred acquisition and contingent consideration	$34,196	$2,730
Deferred rent, net of current portion	23,272	8,058
Reserve for unrecognized tax benefits	4,296	4,588
Accrued post-retirement obligations	3,198	3,047
Other	2,401	502

Total other long-term liabilities	$67,363	$18,925

(1)	Certain amounts as of June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred acquisition consideration of $34.2 million at June 30, 2010 is related to the acquisitions made by the Company during the year ended June 30, 2010 (see Note 5) and consists of $33.8 million of Contingent Consideration (see Note 23) and $0.4 million related to amounts retained by the Company to secure the seller’s indemnification obligations in connection with the U.K. acquisition. The deferred acquisition consideration of $2.7 million at June 30, 2009 is related to amounts retained by the Company to secure the seller’s indemnification obligation associated with one of the U.K. acquisitions made in the year ended June 30, 2009. This amount is recorded as a current liability as of June 30, 2010.

Deferred rent liabilities result from recording rent expense and incentives for tenant improvements on a straight-line basis over the life of the respective lease. The increase of $15.2 million as of June 30, 2010 as compared to June 30, 2009 was primarily for incentives for tenant improvements on two new leases.

Accrued post-retirement obligations include projected liabilities for benefits the Company is obligated to provide under a long-term care, a group health, and an executive life insurance plan, each of which is unfunded. Plan benefits are provided to certain current and former executives, their dependents and other eligible employees, as defined. The post-retirement obligations also include accrued benefits under a supplemental retirement benefit plan covering the Company’s chief executive officer. This plan became effective in August 2005 and replaced the retirement benefits that were forfeited to a former employer. The costs under this plan were approximately $0.3 million during the year ended June 30, 2010.

NOTE 17. BUSINESS SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Domestic Operations	International Operations	Total
	(in thousands)
Year Ended June 30, 2010
Revenue from external customers	$3,032,341	$116,790	$3,149,131
Net income attributable to CACI	98,649	7,866	106,515
Net assets	1,090,795	82,360	1,173,155
Goodwill	1,105,055	56,806	1,161,861
Total long-term assets	1,333,876	70,144	1,404,020
Total assets	2,122,510	122,256	2,244,766
Capital expenditures	20,954	1,549	22,503
Depreciation and amortization	50,095	2,944	53,039

Year Ended June 30, 2009(1)
Revenue from external customers	$2,650,769	$79,393	$2,730,162
Net income attributable to CACI	84,772	4,926	89,698
Net assets	971,685	57,923	1,029,608
Goodwill	1,031,980	51,770	1,083,750
Total long-term assets	1,214,944	66,303	1,281,247
Total assets	1,907,677	98,402	2,006,079
Capital expenditures	11,692	677	12,369
Depreciation and amortization	44,788	1,804	46,592

Year Ended June 30, 2008(1)
Revenue from external customers	$2,327,730	$92,807	$2,420,537
Net income attributable to CACI	71,535	6,400	77,935
Net assets	896,555	62,512	959,067
Goodwill	1,032,214	35,258	1,067,472
Total long-term assets	1,241,822	47,575	1,289,397
Total assets	1,792,172	100,050	1,892,222
Capital expenditures	12,263	1,326	13,589
Depreciation and amortization	44,952	2,565	47,517

(1)	Certain amounts as of and for the years ended June 30, 2009 and 2008 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

Interest income and interest expense are not presented above as the amounts attributable to the Company’s international operations are insignificant.

Customer Information

The Company earned 94.8 percent, 96.0 percent and 95.0 percent of its revenue from various agencies and departments of the U.S. government for the years ended June 30, 2010, 2009 and 2008, respectively. Revenue by customer sector was as follows (dollars in thousands):

	Year ended June 30,
	2010	%	2009	%	2008	%
Department of Defense	$2,450,463	77.8%	$2,078,338	76.1%	$1,807,546	74.7%
Federal civilian agencies	535,467	17.0	542,090	19.9	491,275	20.3
Commercial and other	146,839	4.7	88,228	3.2	101,839	4. 2
State and local governments	16,362	0.5	21,506	0.8	19,877	0.8

Total revenue	$3,149,131	100.0%	$2,730,162	100.0%	$2,420,537	100.0%

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Revenue and net assets are attributed to geographic areas based on the location of the reportable segment’s management and are disclosed above.

NOTE 18. INVESTMENTS IN JOINT VENTURES

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

eVenture Technologies LLC

eVentures is a joint venture between the Company and ActioNet, Inc. (ActioNet), and is the entity through which work is being performed on a contract awarded in January 2007 by the United States Navy. The Company owns 60 percent of eVentures and ActioNet owns the remaining 40 percent. eVentures was funded through capital contributions made by the Company and by ActioNet. As the Company owns and controls more than 50 percent of eVentures, the Company’s results include those of eVentures. ActioNet’s share of eVentures’ assets, liabilities, results of operations, and cash flows have been accounted for as a noncontrolling interest.

Prior to July 1, 2009, the Company had accounted for ActioNet’s interest in eVentures as a minority interest. Effective July 1, 2009, the Company adopted the updates to ASC 810, and has retroactively adjusted its financial statements to account for ActioNet’s share of eVentures as a noncontrolling interest. See Note 2.

NOTE 19. OTHER COMMITMENTS AND CONTINGENCIES

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the DCAA. The DCAA is currently in the process of auditing the Company’s incurred cost submissions for the year ended June 30, 2006. In the opinion of management, audit adjustments that may result from audits not yet completed or started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

In April 2007, the DCAA conducted a contract review and questioned certain costs on a contract in which the Company is a subcontractor. The Company believes that all costs allocated to this contract were appropriately allocated, but has accrued its current best estimate of the potential outcome within its estimated range of zero to $3.4 million.

NOTE 20. INCOME TAXES

The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

	Year ended June 30,
	2010	2009 (As Adjusted(1))	2008 (As Adjusted(1))
Domestic	$156,024	$144,888	$118,981
Foreign	11,662	7,382	9,778

Income before income taxes	$167,686	$152,270	$128,759

(1)	Certain amounts for the years ended June 30, 2009 and 2008 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

The components of income tax expense are as follows (in thousands):

	Year ended June 30,
	2010	2009 (As Adjusted(1))	2008 (As Adjusted(1))
Current:
Federal	$51,572	$41,884	$39,309
State and local	11,155	8,404	5,705
Foreign	3,147	2,660	3,207

Total current	65,874	52,948	48,221

Deferred:
Federal	(4,082)	8,268	2,474
State and local	(820)	1,661	452
Foreign	199	(305)	(323)

Total deferred	(4,703)	9,624	2,603

Total income tax expense	$61,171	$62,572	$50,824

(1)	Certain amounts for the years ended June 30, 2009 and 2008 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense differs from the amounts computed by applying the statutory U.S. income tax rate of 35 percent as a result of the following (in thousands):

	Year ended June 30,
	2010	2009 (As Adjusted(1))	2008 (As Adjusted(1))
Expected tax expense computed at federal rate	$58,690	$53,295	$45,066
State and local taxes, net of federal benefit	6,759	6,479	3,971
(Nonincludible) nondeductible items	(861)	4,227	2,237
Incremental effect of foreign tax rates	(830)	(513)	(538)
Other	(2,587)	(916)	88

Total income tax expense	$61,171	$62,572	$50,824

(1)	Certain amounts for the years ended June 30, 2009 and 2008 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

The tax effects of temporary differences that give rise to deferred taxes are presented below (in thousands):

	June 30,
	2010	2009 (As Adjusted(1))
Deferred tax assets:
Stock-based compensation	$30,739	$22,188
Reserves and accruals	25,347	22,519
Deferred compensation and post-retirement obligations	22,093	18,190
Depreciation	2,923	5,519
Deferred rent	1,746	1,191
Original issue discount related to the Notes	1,355	1,897
Net operating loss carryforward	—	431
Other	215	676

Total deferred tax assets	84,418	72,611

Deferred tax liabilities:
Goodwill and other intangible assets	(98,988)	(76,052)
Unbilled revenue	(10,360)	(2,808)
Prepaid expenses	(3,630)	(3,823)
Capitalized software	—	(719)
Other	(1,789)	(284)

Total deferred tax liabilities	(114,767)	(83,686)

Net deferred tax liability	$(30,349)	$(11,075)

(1)	Certain amounts as of June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Internal Revenue Service recently completed its field audit of the Company’s consolidated federal

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income tax returns for the years ended June 30, 2005 through 2007 and earlier years in connection with amended returns and carryback claims filed by the Company. The Company expects to receive the refunds reflected on its amended returns and carryback claims, as adjusted for the results of the field audit, during the Company’s fiscal year ending June 30, 2011. The resolution of the issues under examination in connection with the adjustments reflected on its amended returns and carryback claims caused a reduction in the Company’s liability for unrecognized tax benefits of $6.7 million and a corresponding increase in additional paid-in capital and did not have a significant effect on the Company’s results of operations. The Company is currently under examination by the Internal Revenue Service for the year ended June 30, 2008 and by one state jurisdiction and one foreign jurisdiction for years ended June 30, 2004 through June 30, 2006. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

During the year ended June 30, 2010, the Company’s income tax expense was favorably impacted by non-taxable gains on assets invested in corporate-owned life insurance (COLI) policies, interest earned for refunds due on prior year tax returns and tax benefits related to deductions claimed for income from domestic production activities. During the year ended June 30, 2009, the Company’s income tax expense was impacted by non-deductible losses on COLI policies.

In connection with the issuance of the Notes, original issue discount (OID) was created for income tax purposes. Over the term of the Notes, this OID will generate additional interest expense for income tax reporting purposes (see Note 14).

U.S. income taxes have not been provided for with respect to undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. As of June 30, 2010, the deferred liability associated with these undistributed earnings is $4.5 million.

The Company’s total liability for unrecognized tax benefits as of June 30, 2010 and June 30, 2009 was $5.2 million and $11.9 million, respectively. Of the $5.2 million unrecognized tax benefit at June 30, 2010, $2.1 million, if recognized, would impact the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized benefits is shown in the table below (in thousands):

	June 30,
	2010	2009
Beginning of year	$11,945	$4,612
Additions based on current year tax positions	1,323	651
Reductions based on current year tax positions	—	—
Additions based on prior year tax positions	—	6,682
Reductions based on prior year tax positions	(7,332)	—
Lapse of statute of limitations	(630)	—
Settlements with taxing authorities	(117)	—

End of year	$5,189	$11,945

The Company recognizes net interest and penalties as a component of income tax expense. During the year ended June 30, 2010, the Company’s income tax expense was reduced by $0.7 million, related to interest earned in connection with amended returns and carryback claims filed by the Company, as described above. Net interest and penalties for the year ended June 30, 2009 were not material. Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at June 30, 2010. As of June 30, 2010, $4.3 million and $0.7 million of the unrecognized tax benefits are included in other long-term liabilities and as an offset to other long-term assets, respectively, with the remainder included in other balance sheets accounts.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21. RETIREMENT SAVINGS PLANS

401(k) Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, the CACI $MART Plan (the 401(k) Plan). Employees can contribute up to 75 percent (subject to certain statutory limitations) of their total cash compensation. The Company provides matching contributions equal to 50 percent of the amount of salary deferral employees elect, up to 6 percent of each employee’s total calendar year cash compensation, as defined. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. Employee contributions vest immediately. Employer contributions vest in full after three years of employment. Total Company contributions to the 401(k) Plan for the years ended June 30, 2010, 2009, and 2008 were $17.4 million, $21.0 million, and $18.6 million, respectively. During the year ended June 30, 2010, the Company amended the 401(k) Plan to provide that non-vested balances are forfeited upon the earlier of a distribution being taken or on December 31 of the year the participant terminated employment at the Company. Previously, non-vested balances were forfeited upon the earlier of a distribution being taken or on December 31 following a five year break in service. This change increased the amount of forfeitures available to offset Company contributions during the year ended June 30, 2010.

U.K. Pension Plan

CACI Limited maintains a defined contribution Group Person Pension Plan in the U.K. Under CACI Limited’s flexible benefits plan, employees can elect the amount of pension contributions that they wish to make out of their flexible benefit entitlements subject to certain U.K. tax limits. The contributions are deemed to be company contributions and vest immediately. Employees may also elect to make personal contributions into the plan. CACI Limited’s contributions to this plan and its predecessor plans for the years ended June 30, 2010, 2009, and 2008 were $1.5 million, $1.3 million, and $1.5 million, respectively.

Supplemental Savings Plan

The Company maintains the Supplemental Savings Plan through which, on a calendar year basis, officers at the vice president level and above can elect to defer for contribution to the Supplemental Savings Plan up to 50 percent of their base compensation and up to 100 percent of their bonuses and commissions. The Company provides a contribution of 5 percent of compensation for each participant’s compensation that exceeds the limit as set forth in IRC 401(a)(17) (currently $245,000 per year). The Company also has the option to make annual discretionary contributions. Company contributions vest over a 5-year period, and vesting is accelerated in the event of a change of control of the Company. Participant deferrals and Company contributions will be credited with the rate of return based on the investment options and asset allocations selected by the Participant. Participants may change their asset allocation as often as daily, if they so chose. A Rabbi Trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the Supplemental Savings Plan are made upon retirement, termination, death, or total disability. The Supplemental Savings Plan also allows for in-service distributions.

Supplemental Savings Plan obligations due to participants totaled $52.9 million at June 30, 2010, of which $2.5 million is included in accrued compensation and benefits in the accompanying consolidated balance sheet. Supplemental Savings Plan obligations increased by $10.2 million during the year ended June 30, 2010, consisting of $5.4 million of investment gains, $7.9 million of participant compensation deferrals, and $1.0 million of Company contributions, offset by $4.1 million of distributions.

The Company maintains investment assets in a Rabbi Trust to offset the obligations under the Supplemental Savings Plan. The value of the investments in the Rabbi Trust was $51.7 million at June 30, 2010. Investment gains were $5.3 million for the year ended June 30, 2010.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contribution expense for the Supplemental Savings Plan during the years ended June 30, 2010, 2009, and 2008, was $0.9 million, $0.9 million, and $0.8 million, respectively.

NOTE 22. STOCK PLANS AND STOCK-BASED COMPENSATION

For stock options, stock-settled stock appreciation rights (SSARs) and non-performance based restricted stock units (RSUs), stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods. For RSUs subject to graded vesting schedules for which vesting is based on achievement of a performance metric in addition to grantee service (performance-based RSUs), stock-based compensation expense is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant. Stock-based compensation expense is also adjusted for performance-based RSUs such that expense is recorded for the number of shares expected to vest based on management’s estimate of the performance that will be achieved. A summary of the components of stock-based compensation expense recognized during the years ended June 30, 2010, 2009, and 2008, together with the income tax benefits realized, is as follows (in thousands):

	Year ended June 30,
	2010	2009	2008
Stock-based compensation included in indirect costs and selling expense:
SSARs and non-qualified stock option expense	$8,484	$9,926	$11,328
Restricted stock and RSU expense	22,266	6,895	6,311

Total stock-based compensation expense	$30,750	$16,821	$17,639

Income tax benefit recognized for stock-based compensation expense	$11,218	$6,895	$6,960

The Company recognizes the effect of expected forfeitures of equity grants by estimating an expected forfeiture rate for grants of equity instruments. Amounts recognized for expected forfeitures are subsequently adjusted periodically and at major vesting dates to reflect actual forfeitures.

The incremental income tax benefits realized upon the exercise or vesting of equity instruments are reported as financing cash flows. During the years ended June 30, 2010, 2009, and 2008, the Company recognized $0.2 million, $0.2 million, and $1.5 million of excess tax benefits, respectively, which have been reported as financing cash inflows in the accompanying consolidated statements of cash flows.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to June 2007, the Company issued equity instruments to its key employees in the form of non-qualified stock options and either RSUs or shares of restricted stock. Effective in June 2007, the Company began issuing SSARs instead of non-qualified stock options. RSUs and shares of restricted stock granted through June 2008 vest based on the passage of time and continued service as an employee of the Company. Beginning in August 2008, the Company began also issuing performance-based RSUs. For performance-based RSUs granted as part of the Company’s annual grants made in August 2008 and in August 2009, vesting is initially dependent upon the net after-tax profit (NATP) reported by the Company for the fiscal year ended June 30, 2010. The maximum number of performance-based RSUs which will vest is based on the achievement of a certain NATP which has been established by the Company’s Board of Directors. No performance-based RSUs would vest if NATP was less than a lesser, pre-defined amount. In addition to achieving a certain level of NATP, vesting is contingent upon the grantee’s service. Based on the Company’s actual NATP for the year ended June 30, 2010, which is the same as the Company’s net income attributable to CACI as reported on the consolidated statement of operations, the maximum numbers of performance-based RSUs were earned. Performance-based RSUs granted in August 2008 will vest in increments of one-third of the shares underlying the RSUs on an annual basis beginning two years after the grant date, and performance-based RSUs granted in August 2009 will vest in increments of one-fourth of the shares underlying the RSUs on an annual basis beginning one year after the grant date. All performance-based RSUs awarded for a given NATP level and for which service requirements are fulfilled will have fully vested four years after the grant date. The Company also issues equity instruments in the form of RSUs under its Management Stock Purchase Plan (MSPP) and Director Stock Purchase Plan (DSPP).

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

Upon the exercise of stock options and SSARs and the vesting of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by either issuing new shares of authorized common stock or by issuing shares from treasury. The total number of shares authorized by shareholders for grants under the 2006 Plan was 10,950,000 as of June 30, 2010. The aggregate number of grants that may be made under the 2006 Plan may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of June 30, 2010, cumulative grants of 10,688,379 equity instruments underlying the shares authorized for the 2006 Plan have been awarded, and 2,138,881 of these instruments have been forfeited.

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

Stock options vest ratably over a three, four, or five year period, depending on the year of grant. Restricted shares and non-performance based RSUs vest in full three years from the date of grant. SSARs granted as part of

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s customary annual award vest ratably over a five year period in a manner consistent with the vesting of stock options. On July 2, 2007, the Company made one-time special grants of 25,000 SSARs each to its then newly appointed President of U.S. Operations and its then newly appointed Chief Operating Officer and effective June 20, 2007, the Company made a one-time special grant of 300,000 SSARs to its then newly appointed Chief Executive Officer. These special grants of SSARs contain market-based vesting features under which, beginning one year from the date of award, a grantee may exercise portions of his SSARs if the average of the closing prices of a share of the Company’s common stock for 20 consecutive trading days equals or exceeds pre-defined amounts. Greater portions of the grants vest as the average of the closing prices increases. Any SSARs that do not vest under the market-based feature will vest in full five years from the date of grant.

During the year ended June 30, 2010, the annual equity grant to the Company’s key employees was made effective August 18, 2009 and was comprised of 462,965 RSUs, of which 447,285 were performance-based RSUs and 15,680 were non-performance based RSUs.

The fair value of restricted shares and RSUs is determined based on the closing price of a share of the Company’s common stock on the date of grant. The fair value of each SSAR or stock option award is estimated on the date of grant using the Black-Scholes valuation model. The fair value of SSARs with market-based vesting features is also measured on the grant date, but is done so using a binomial lattice model. The fair values of both stock options and SSARs are based on the following assumptions (no stock options or SSARs were granted during the year ended June 30, 2010):

	For SSARs/Stock Options Granted During the year ended June 30,
	2009	2008
Historical volatility	30.7% - 38.7%	26.5% - 31.9%
Expected dividends	0%	0%
Expected life (in years)	5.5	2.7 - 5.5
Risk-free rate	2.19% - 3.23%	2.90% - 5.01%

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

The weighted-average fair value of SSARs and stock options granted during the years ended June 30, 2009, and 2008, was $17.09 and $18.00, respectively, and the weighted-average fair value of restricted stock and RSUs granted during the years ended June 30, 2010, 2009, and 2008, was $46.01, $48.77, and $48.40, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity for all outstanding SSARs and stock options, and the corresponding exercise price and fair value information, for the years ended June 30, 2010, 2009, and 2008, is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, June 30, 2007	2,702,393	$8.44 - 65.04	$45.40	$18.60

Exercisable, June 30, 2007	1,236,243	8.44 - 64.36	31.79	12.85

Issued	861,700	41.58 - 52.14	48.54	18.00
Exercised	(183,469)	9.38 - 47.59	22.23	9.58
Forfeited	(72,775)	10.69 - 62.48	50.97	20.41

Outstanding, June 30, 2008	3,307,849	8.44 - 65.04	47.37	18.91

Exercisable, June 30, 2008	1,267,681	8.44 - 65.04	37.00	14.68

Issued	346,300	37.67 - 49.78	49.13	17.09
Exercised	(71,215)	9.41 - 40.00	29.89	13.54
Forfeited	(172,889)	9.94 - 62.48	50.66	19.27
Expired	(31,000)	8.44 - 49.43	46.79	16.61

Outstanding, June 30, 2009	3,379,045	9.25 - 65.04	47.76	18.84

Exercisable, June 30, 2009	1,335,207	9.25 - 65.04	40.22	16.03

Issued	—	—	—	—
Exercised	(191,337)	9.25 - 46.37	29.21	11.17
Forfeited	(56,667)	45.77 - 62.48	51.10	19.55
Expired	(44,613)	11.19 - 64.36	60.59	23.44

Outstanding, June 30, 2010	3,086,428	9.94 - 65.04	48.66	19.23

Exercisable, June 30, 2010	1,455,220	$9.94 - 65.04	$44.99	$18.08

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the number of unvested SSARs and stock options and in unvested restricted stock and RSUs during each of the years in the three-year period ended June 30, 2010, together with the corresponding weighted-average fair values, are as follows:

	SSARs and Stock Options		Restricted Stock and Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2007	1,466,150	$23.45	226,565	$58.70

Granted	861,700	18.00	153,290	48.40
Vested	(223,907)	20.46	(21,243)	55.37
Forfeited	(63,775)	21.62	(12,452)	56.77

Unvested at June 30, 2008	2,040,168	21.53	346,160	54.19

Granted	346,300	17.09	410,699	48.77
Vested	(178,575)	24.59	(115,475)	50.40
Forfeited	(164,055)	19.59	(62,570)	49.71

Unvested at June 30, 2009	2,043,838	20.67	578,814	49.37

Granted	—	—	499,466	46.01
Vested	(355,963)	22.73	(101,715)	51.56
Forfeited	(56,667)	19.55	(26,935)	48.13

Unvested at June 30, 2010	1,631,208	$20.26	949,630	$47.41

Information regarding the cash proceeds received, and the intrinsic value and total tax benefits realized resulting from stock option exercises is as follows (in thousands):

	Year ended June 30,
	2010	2009	2008
Cash proceeds received	$5,589	$2,129	$4,079
Intrinsic value realized	$1,557	$989	$5,263
Income tax benefit realized	$612	$388	$2,047

The total intrinsic value of RSUs that vested during the years ended June 30, 2010, 2009, and 2008 was $4.5 million, $5.3 million and $1.0 million, respectively, and the tax benefit realized for these vestings was $1.7 million, $2.1 million and $0.4 million, respectively.

The grant date fair value of stock options that vested during each of the years in the three-year period ended June 30, 2010 was $8.1 million, $4.4 million, and $4.5 million, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding SSAR and Stock Option Information

Information regarding the SSARs and stock options outstanding and exercisable as of June 30, 2010, is as follows (intrinsic value in thousands):

	SSARs and Options Outstanding				SSARs and Options Exercisable
Range of exercise Price	Number of Instruments	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value	Number of Instruments	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$0.00-$9.99	9,998	$9.94	0.08	$325	9,998	$9.94	0.08	$325
$10.00-$19.99	3,500	19.10	0.83	82	3,500	19.10	0.83	82
$20.00-$29.99	184,116	21.58	1.05	3,848	184,116	21.58	1.05	3,848
$30.00-$39.99	362,881	34.97	2.66	2,725	357,761	34.93	2.63	2,700
$40.00-$49.99	1,216,191	47.25	4.09	498	347,606	43.57	2.58	498
$50.00-$59.99	648,005	52.71	3.35	—	136,580	54.88	2.43	—
$60.00-$69.99	661,737	63.10	2.14	—	415,659	63.03	2.13	—

	3,086,428	$48.66	3.15	$7,478	1,455,220	$44.99	2.23	$7,453

As of June 30, 2010, there was $8.7 million of unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted-average period of 2.1 years, and $15.3 million of unrecognized compensation cost related to restricted stock and RSUs scheduled to be recognized over a weighted-average period of 2.6 years.

Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP and DSPP in November 2002, and implemented these plans beginning July 1, 2003. There are 1,000,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of the quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of June 30, 2010, participants have purchased 716,859 shares under the ESPP, at a weighted-average price per share of $44.97. Of these shares, 75,088 were purchased by employees at a weighted-average price per share of $44.48 during the year ended June 30, 2010. To satisfy its obligations under the ESPP, the Company can purchase shares in the open market, issue shares previously acquired and held in treasury or issue authorized but unissued shares. During the year ended June 30, 2010, the Company purchased 75,088 shares in the open market to fulfill the employees’ share purchases.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100 percent of their annual bonus. For the fiscal years ended June 30, 2010, 2009 and 2008, RSUs awarded in lieu of bonuses earned are granted at 85 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange. For bonuses earned

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the fiscal year ended June 30, 2007, RSUs were granted at 95 percent of the closing price of a share of the Company’s common stock on the date of grant. RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock.

Activity related to the MSPP and the DSPP during the year ended June 30, 2010 is as follows:

	MSPP	DSPP
RSUs outstanding, June 30, 2009	60,733	162
Granted	28,361	265
Issued	(13,754)	—
Forfeited	(2,496)	—

RSUs outstanding, June 30, 2010	72,844	427

Weighted average grant date fair value as adjusted for the applicable discount	$39.46

Weighted average grant date fair value		$47.17

NOTE 23. FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in an orderly transaction. The market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability is known as the principal market. When no principal market exists, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received or minimizes the amount that would be paid. Fair value is based on assumptions market participants would make in pricing the asset or liability. Generally, fair value is based on observable quoted market prices or derived from observable market data when such market prices or data are available. When such prices or inputs are not available, the reporting entity should use valuation models.

The Company’s financial assets and liabilities recorded at fair value on a recurring basis are categorized based on the priority of the inputs used to measure fair value. The inputs used in measuring fair value are categorized into three levels, as follows:

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2010, the Company’s financial instruments measured at fair value included non-COLI money market investments and mutual funds held in the Company’s Supplemental Savings Plan, the obligations to participants under the same plan, and Contingent Consideration in connection with business combinations completed subsequent to June 30, 2009. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	Fair Value
Non-COLI assets held in connection with Supplemental Savings Plan	Long-term asset	Level 1	$4,199
Obligations under Supplemental Savings Plan	Current liability	Level 2	$2,495
Obligations under Supplemental Savings Plan	Long-term liability	Level 2	$50,384
Contingent Consideration	Long-term liability	Level 3	$33,813

Changes in the fair value of the assets held in connection with the Supplemental Savings Plan, as well as changes in the related deferred compensation obligation, are recorded in indirect costs and selling expenses.

All three acquisitions completed during the year ended June 30, 2010 (see Note 5) contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two year periods subsequent to each acquisition. The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each reporting period, the fair value of the contingent consideration is remeasured and any changes are recorded in indirect costs and selling expenses. During the year ended June 30, 2010, this remeasurement resulted in a $2.0 million reduction in the liability recorded.

NOTE 24. EARNINGS PER SHARE

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Year ended June 30,
	2010	2009 (As Adjusted(1))	2008 (As Adjusted(1))
Net income attributable to CACI	$106,515	$89,698	$77,935

Weighted-average number of basic shares outstanding during the period	30,138	29,976	30,058
Dilutive effect of stock-based awards after application of treasury stock method	538	451	548

Weighted-average number of diluted shares outstanding during the period	30,676	30,427	30,606

Basic earnings per share	$3.53	$2.99	$2.59

Diluted earnings per share	$3.47	$2.95	$2.55

(1)	Certain amounts for the years ended June 30, 2009 and 2008 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total number of weighted-average common stock equivalents excluded from the diluted per share computations due to their anti-dilutive effects for the years ended June 30, 2010, 2009 and 2008, were 2.4 million, 2.5 million, and 2.3 million, respectively. The performance-based RSUs granted in August 2008 were excluded from the calculation of diluted earnings per share for the fiscal year ended June 30, 2009 as the underlying shares were considered to be contingently issuable shares until June 30, 2010, the date on which the performance metric was measured. With the resolution of the performance metric, shares underlying the performance based RSUs granted in August 2008 and August 2009 are included in the calculation of diluted earnings per share for the year ended June 30, 2010. The shares underlying the Notes were not included in the computation of diluted earnings per share for any of the periods presented because the conversion price of $54.65 exceeded the average share price during all periods since issuance through June 30, 2010. The Warrants were also excluded from the computation of diluted earnings per share because the Warrants’ exercise price of $68.31 was greater than the average market price of a share of Company common stock during the periods in which the Warrants were outstanding.

NOTE 25. COMMON STOCK DATA (UNAUDITED)

The ranges of high and low sales prices of the Company’s common stock as reported by the New York Stock Exchange for each quarter during the fiscal years ended June 30, 2010 and 2009 were as follows:

	2010		2009
Quarter	High	Low	High	Low
1st	$48.85	$42.00	$52.00	$41.84
2nd	$49.92	$44.65	$51.97	$36.02
3rd	$52.92	$45.36	$47.68	$33.96
4th	$51.93	$41.44	$42.84	$33.90

Since May 4, 2009, the Company’s stock has traded on the New York Stock Exchange under the ticker symbol “CACI”. Previously, the Company’s stock traded on the New York Stock Exchange under the ticker symbol “CAI”.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 26. QUARTERLY FINANCIAL DATA (UNAUDITED)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended June 30, 2010 and 2009, are presented below (in thousands except per share data).

	Year ended June 30, 2010
	First	Second	Third	Fourth
Revenue	$739,518	$776,727	$784,169	$848,717
Income from operations	$46,028	$47,461	$47,322	$53,971
Net income attributable to CACI	$23,855	$26,052	$26,708	$29,900
Basic earnings per share	$0.79	$0.87	$0.89	$0.99
Diluted earnings per share	$0.78	$0.85	$0.87	$0.96
Weighted-average shares outstanding:
Basic	30,034	30,109	30,171	30,241
Diluted	30,464	30,580	30,641	31,022

	Year ended June 30, 2009(1)
	First	Second	Third	Fourth
Revenue	$654,760	$672,507	$673,994	$728,901
Income from operations	$41,318	$45,249	$44,974	$52,573
Net income attributable to CACI	$19,580	$20,662	$21,972	$27,484
Basic earnings per share	$0.65	$0.69	$0.73	$0.92
Diluted earnings per share	$0.64	$0.68	$0.72	$0.91
Weighted-average shares outstanding:
Basic	30,103	29,895	29,939	29,965
Diluted	30,567	30,362	30,410	30,369

(1)	Certain amounts as of and for the year ended June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 2.

NOTE 27. SUBSEQUENT EVENT

On August 5, 2010, the Company made an $80.0 million prepayment on the Term Loan, reducing the outstanding balance to $198.7 million. From time to time, the Company may make additional prepayments, based on cash flows, working capital requirements and other capital needs.

SCHEDULE II

CACI INTERNATIONAL INC

VALUATION AND QUALIFYING ACCOUNTS

FOR YEARS ENDED JUNE 30, 2010, 2009 AND 2008

(in thousands)

	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2010
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,501	$1,285	$(1,394)	$(180)	$3,212

2009
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,937	$1,208	$(1,047)	$(597)	$3,501

2008
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,469	$1,642	$(1,479)	$305	$3,937

Items included as “Other Changes” include acquisition date reserves of acquired businesses and foreign currency exchange differences.

The decreases from June 30, 2009 to June 30, 2010 and from June 30, 2008 to June 30, 2009 are primarily due to a decrease in the foreign currency exchange rate between the pound sterling and the United States dollar.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 25th day of August 2010.

CACI International Inc
Registrant

Date: August 25, 2010	By:

/s/ PAUL M. COFONI
Paul M. Cofoni President Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ PAUL M. COFONI Paul M. Cofoni	President, Chief Executive Officer and Director (Principal Executive Officer)	August 25, 2010

/s/ THOMAS A. MUTRYN Thomas A. Mutryn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 25, 2010

/s/ CAROL P. HANNA Carol P. Hanna	Senior Vice President, Corporate Controller (Principal Accounting Officer)	August 25, 2010

/s/ DR. J. P. LONDON Dr. J. P. London	Chairman of the Board, Executive Chairman	August 25, 2010

/s/ DAN R. BANNISTER Dan R. Bannister	Director	August 25, 2010

/s/ GREGORY G. JOHNSON Adm Gregory G. Johnson, USN (Ret.)	Director	August 25, 2010

/s/ DR. RICHARD L. LEATHERWOOD Dr. Richard L. Leatherwood	Director	August 25, 2010

/s/ JAMES L. PAVITT James L. Pavitt	Director	August 25, 2010

/s/ DR. WARREN R. PHILLIPS Dr. Warren R. Phillips	Director	August 25, 2010

Signatures	Title	Date

/s/ CHARLES P. REVOILE Charles P. Revoile	Director	August 25, 2010

/s/ JAMES S. GILMORE, III James S. Gilmore, III	Director	August 25, 2010

/s/ WILLIAM S. WALLACE Gen William S. Wallace, USA (Ret.)	Director	August 25, 2010

/s/ GORDON R. ENGLAND Gordon R. England	Director	August 25, 2010