Form 10-Q
period 2010-09-30
CACI INTERNATIONAL INC /DE/
filed 2010-11-04
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of November 1, 2010: CACI International Inc Common Stock, $0.10 par value, 30,323,088 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2010	2009
Revenue	$833,971	$739,518

Costs of revenue:
Direct costs	589,470	510,540
Indirect costs and selling expenses	179,322	171,795
Depreciation and amortization	13,082	11,155

Total costs of revenue	781,874	693,490

Income from operations	52,097	46,028
Interest expense and other, net	5,833	7,262

Income before income taxes	46,264	38,766
Income taxes	17,439	14,685

Net income before noncontrolling interest in earnings of joint venture	28,825	24,081
Noncontrolling interest in earnings of joint venture	(170)	(226)

Net income attributable to CACI	$28,655	$23,855

Basic earnings per share	$0.95	$0.79

Diluted earnings per share	$0.92	$0.78

Weighted-average basic shares outstanding	30,304	30,034

Weighted-average diluted shares outstanding	31,102	30,464

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$110,146	$254,543
Accounts receivable, net	550,546	531,033
Prepaid expenses and other current assets	46,827	55,170

Total current assets	707,519	840,746
Goodwill	1,165,433	1,161,861
Intangible assets, net	99,669	108,298
Property and equipment, net	58,739	58,666
Other long-term assets	88,244	75,195

Total assets	$2,119,604	$2,244,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$150,051	$278,653
Accounts payable	79,538	98,421
Accrued compensation and benefits	136,314	152,790
Other accrued expenses and current liabilities	134,637	128,559

Total current liabilities	500,540	658,423
Long-term debt, net of current portion	255,193	252,451
Deferred income taxes	46,418	42,990
Other long-term liabilities	127,386	117,747

Total liabilities	929,537	1,071,611

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 39,597 and 39,366 shares issued, respectively	3,960	3,937
Additional paid-in capital	468,968	468,959
Retained earnings	822,932	794,277
Accumulated other comprehensive loss	(4,934)	(9,807)
Noncontrolling interest in joint venture	2,611	2,442
Treasury stock, at cost (9,506 and 9,117 shares, respectively)	(103,470)	(86,653)

Total shareholders’ equity	1,190,067	1,173,155

Total liabilities and shareholders’ equity	$2,119,604	$2,244,766

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before noncontrolling interest in earnings of joint venture	$28,825	$24,081
Reconciliation of net income before noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	13,082	11,155
Non-cash interest expense	2,742	2,563
Amortization of deferred financing costs	740	745
Stock-based compensation expense	4,906	6,671
Deferred income tax expense	2,969	825
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(14,925)	(12,965)
Prepaid expenses and other assets	(10,192)	(6,969)
Accounts payable and other accrued expenses	(23,340)	14,462
Accrued compensation and benefits	(22,247)	(10,574)
Income taxes payable and receivable	16,901	13,773
Other liabilities	8,583	7,148

Net cash provided by operating activities	8,044	50,915

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,308)	(9,241)
Cash paid for business acquisitions, net of cash acquired	(387)	(939)
Investment in unconsolidated joint venture, net	(5,279)	(348)
Other	159	(231)

Net cash used in investing activities	(8,815)	(10,759)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made under bank credit facilities	(128,601)	(51,371)
Proceeds from employee stock purchase plans	1,507	1,934
Proceeds from exercise of stock options	253	1,806
Repurchases of common stock	(17,767)	(854)
Other	139	14

Net cash used in financing activities	(144,469)	(48,471)

Effect of exchange rate changes on cash and cash equivalents	843	(333)

Net decrease in cash and cash equivalents	(144,397)	(8,648)
Cash and cash equivalents, beginning of period	254,543	208,488

Cash and cash equivalents, end of period	$110,146	$199,840

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash (received) paid during the period for income taxes, net	$(2,551)	$119

Cash paid during the period for interest	$1,291	$2,385

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	$504	6,951

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2010	2009
Net income before noncontrolling interest in earnings of joint venture	$28,825	$24,081
Change in foreign currency translation adjustment	4,873	(1,480)
Effect of changes in actuarial assumptions and recognition of prior service cost	—	(47)
Change in fair value of interest rate swap agreements, net	—	471

Comprehensive income	$33,698	$23,025

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CACI International Inc and subsidiaries (CACI or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include the assets, liabilities, results of operations and cash flows for the Company, including its subsidiaries and joint ventures that are more than 50 percent owned or otherwise controlled by the Company. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated in consolidation.

Under ASC 855, Subsequent Events, the Company is required to assess the existence or occurrence of any events occurring after September 30, 2010 that may require recognition or disclosure in the financial statements as of and for the three months ended September 30, 2010. The Company has evaluated all events and transactions that occurred after September 30, 2010, and found that during this period it did not have any subsequent events requiring financial statement recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of September 30, 2010 under its bank credit facility, the entire balance of which has been classified as current on the condensed consolidated balance sheet as of September 30, 2010, approximates its carrying value at September 30, 2010. Subsequent to September 30, 2010, the bank credit facility was terminated and replaced by a new facility. The fair value of the Company’s $300.0 million of 2.125 percent convertible senior subordinated notes issued May 16, 2007 and that mature on May 16, 2014 (the Notes) is based on quoted market prices. See Notes 4 and 11.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2010. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

2.	New Accounting Pronouncements

In June 2009, the FASB issued updates to ASC 810, Consolidation (ASC 810). These updates amended the accounting standards pertaining to the consolidation of certain variable interest entities, and when and how to determine, or re-determine, whether an entity is a variable interest entity. In addition, the updates modified the approach for determining who has a controlling financial interest in a variable interest entity with a qualitative approach, and requires ongoing assessments of whether an entity is the primary beneficiary of a variable interest entity. The adoption of the updates to ASC 810, which were effective for the Company beginning July 1, 2010, did not affect the Company’s financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13) which amends ASC Topic 605, Revenue Recognition. This accounting update establishes a hierarchy for determining the value of each element within a multiple deliverable arrangement. ASU 2009-13 was effective for the Company beginning July 1, 2010 and applies to arrangements entered into on or after this date. The adoption of ASU 2009-13 did not have a material impact on the Company’s financial position or results of operations.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14), which updates ASC Topic 985, Software. ASU 2009-14 clarifies which accounting guidance should be used for purposes of measuring and allocating revenue for arrangements that contain both tangible products and software, and where the software is more than incidental to the tangible product as a whole. ASU 2009-14 was effective for the Company’s fiscal year beginning July 1, 2010 and applies to arrangements entered into on or after this date. The adoption of ASU 2009-14 did not have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy, and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 with early adoption permitted, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years with early adoption permitted. The Company has provided the required disclosures regarding the valuation techniques utilized in measuring its Level 3 assets and liabilities and will adopt the provisions of ASU 2010-06 pertaining to transfers into and out of the Level 3 category effective July 1, 2011. See Note 10 for definitions of Levels 1, 2, and 3, and for additional information about the Company’s financial assets and liabilities measured at fair value on a recurring basis.

3.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2010	June 30, 2010
Customer contracts and related customer relationships	$253,742	$253,031
Acquired technologies	27,177	27,177
Covenants not to compete	2,398	2,373
Other	1,635	1,631

Intangible assets	284,952	284,212
Less accumulated amortization	(185,283)	(175,914)

Total intangible assets, net	$99,669	$108,298

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all customer contracts and related customer relationships as of September 30, 2010 is 8.3 years, and the weighted-average remaining period of amortization is 5.5 years. The weighted-average period of amortization for acquired technologies as of September 30, 2010 is 6.7 years, and the weighted-average remaining period of amortization is 6.2 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2011, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2011 (nine months)	$26,072
2012	23,558
2013	16,008
2014	12,869
2015	9,062
Thereafter	12,100

Total intangible assets, net	$99,669

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2010	June 30, 2010
Convertible notes payable	$300,000	$300,000
Bank credit facility – term loans	150,051	278,653

Principal amount of long-term debt	450,051	578,653
Less unamortized discount	(44,807)	(47,549)

Total long-term debt	405,244	531,104
Less current portion	(150,051)	(278,653)

Long-term debt, net of current portion	$255,193	$252,451

Bank Credit Facility

As of September 30, 2010, the Company had a $590.0 million credit facility (the Credit Facility), which consisted of a $240.0 million revolving credit facility (the Revolving Facility) and a $350.0 million term loan (the Term Loan). The Credit Facility provided for stand-by letters of credit aggregating up to $25.0 million that reduced the funds available under the Revolving Facility when issued. On October 21, 2010, the Credit Facility was terminated and replaced by a new facility. See Note 11.

The Revolving Facility was a secured facility that permitted continuously renewable borrowings of up to $240.0 million, with an expiration date of May 3, 2011, and annual sub-limits on amounts borrowed for acquisitions. The Revolving Facility contained an accordion feature under which the Revolving Facility could have been expanded to $450.0 million with applicable lender approvals. The Revolving Facility permitted one, two, three and six month interest rate options. The Company paid a fee on the unused portion of the Revolving Facility, based on its leverage ratio, as defined in the Credit Facility. Any outstanding balances under the Revolving Facility were due in full May 3, 2011. As of September 30, 2010, the Company had no borrowings outstanding under the Revolving Facility and no outstanding letters of credit.

The Term Loan was a seven-year secured facility under which principal payments were due in quarterly installments of $0.7 million at the end of each fiscal quarter through March 2011, and the balance was due in full on May 3, 2011. During the three month period ended September 30, 2010, the Company prepaid $128.2 million of the Term Loan.

Borrowings under both the Revolving Facility and the Term Loan bore interest at rates based on the London Inter-Bank Offered Rate (LIBOR) or the higher of the prime rate or the federal funds rate plus 0.5 percent, as elected by the Company, in each case plus applicable margins based on the Company’s total leverage ratio as determined quarterly. As of September 30, 2010, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 1.87 percent.

The Credit Facility contained financial covenants that stipulated a minimum amount of net worth, a minimum fixed-charge coverage ratio, a maximum total leverage ratio, and a maximum senior leverage ratio. The Credit Agreement dated as of May 3, 2004, as amended, governing the Credit Facility provided the remedies available to the lenders in the event of an uncured violation of any of the financial covenants. Such remedies included the termination of the Credit Facility and the demand for payment of all outstanding amounts due thereunder. Since the inception of the Credit Facility and through its October 21, 2010 termination, the Company was always in compliance with all of the financial covenants. Substantially all of the Company’s assets served as collateral under the Credit Facility.

The Company capitalized $10.2 million of debt issuance costs associated with the origination of and subsequent amendments to the Credit Facility. All debt financing costs were being amortized from the date incurred to the expiration date of the Credit Facility. The unamortized balance of $0.6 million at September 30, 2010 is included in prepaid expenses and other current assets and was expensed in full upon the October 21, 2010 termination of the Credit Facility.

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

The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations. Both the 2007 Swap and the 2008 Cap agreements qualified as effective hedges. The Company does not hold or issue derivative financial instruments for trading purposes.

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2010 and 2009 is as follows (in thousands):

	Derivatives in ASC 815 cash flow hedging relationships
	Interest Rate Swaps
	September 30,
	2010	2009
Gain recognized in comprehensive income (effective portion)	$—	$471

Loss reclassified to earnings from accumulated other comprehensive loss (effective portion)	$—	$(873)
Gain recognized in earnings (ineffective portion)	—	—

	$—	$(873)

As of September 30, 2010, the Company had no outstanding derivative instruments.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of September 30, 2010, none of the conditions permitting conversion of the Notes had been satisfied.

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

The fair value of the liability component of the Notes was calculated to be $221.9 million at May 16, 2007, the date of issuance. The excess of the $300.0 million of gross proceeds over the $221.9 million fair value of the liability component, or $78.1 million, represents the fair value of the equity component, which has been recorded, net of income tax effect, as additional paid-in capital within shareholders’ equity. This $78.1 million difference represents a debt discount that is amortized over the seven-year term of the Notes as a non-cash component of interest expense. For the three months ended September 30, 2010 and 2009, the components of interest expense related to the Notes were as follows (in thousands):

	September 30,
	2010	2009
Coupon interest	$1,594	$1,594
Non-cash amortization of discount	2,742	2,563
Amortization of issuance costs	205	205

Total	$4,541	$4,362

The balance of the unamortized discount as of September 30, 2010 and June 30, 2010, was $44.8 million and $47.5 million, respectively. The discount will continue to be amortized as additional, non-cash interest expense over the remaining term of the Notes (through May 1, 2014) using the effective interest method as follows (in thousands):

Fiscal year ending June 30,	Amount Amortized During Period
2011 (nine months)	$8,493
2012	12,024
2013	12,868
2014	11,422

$44,807

The fair value of the Notes as of September 30, 2010 was $313.8 million based on quoted market values.

The contingently issuable shares are not included in CACI’s diluted share count for the three months ended September 30, 2010 or 2009, because CACI’s average stock price during those periods was below the conversion price. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs attributable to the embedded conversion option was recorded in additional paid-in capital. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

For income tax reporting purposes, the Notes and the Call Options are integrated. This created an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options is being accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $32.8 million to be realized for income tax reporting purposes over the term of the Notes was recorded as an increase in additional paid-in capital and a long-term deferred tax asset. The majority of this deferred tax asset is offset in the Company’s balance sheet by the $30.7 million deferred tax liability associated with the non-cash interest expense to be recorded for financial reporting purposes.

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

JV Bank Credit Facility

eVenture Technologies LLC (eVentures), a joint venture between the Company and ActioNet, Inc., entered into a $1.5 million revolving credit facility (the JV Facility). The JV Facility is a four-year, guaranteed facility that permits continuously renewable borrowings of up to $1.5 million with an expiration date of the earliest of September 14, 2011; the date of any restatement, refinancing, or replacement of the Credit Facility without the lender acting as the sole and exclusive administrative agent; or termination of the Credit Facility. The new credit facility described in Note 11 did not cause the JV Facility to expire. Borrowings under the JV Facility bear interest at the lender’s prime rate plus 1.0 percent. eVentures pays a fee of 0.25 percent on the unused portion of the JV Facility. As of September 30, 2010, eVentures had no borrowings outstanding under the JV Facility.

The aggregate maturities of long-term debt at September 30, 2010 are as follows (in thousands):

Twelve months ending September 30,
2011	$150,051
2012	—
2013	—
2014	300,000

450,051
Less unamortized discount	(44,807)

Total long-term debt	$405,244

5.	Commitments and Contingencies

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

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). The DCAA is currently in the process of auditing the Company’s incurred

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

cost submissions for the year ended June 30, 2006. In the opinion of management, audit adjustments that may result from audits not yet completed or started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

In April 2007, the DCAA conducted a contract review and questioned certain costs on a contract in which the Company is a subcontractor. The Company believes that all costs allocated to this contract were appropriately allocated, but has accrued its current best estimate of the potential outcome within its estimated range of zero to $3.4 million.

6.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Stock-based compensation included in indirect costs and selling expenses:
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	$1,387	$2,310
Restricted stock and restricted stock unit (RSU) expense	3,519	4,361

Total stock-based compensation expense	$4,906	$6,671

Income tax benefit recognized for stock-based compensation expense	$1,856	$2,542

Under the terms of its 2006 Stock Incentive Plan (the 2006 Plan), the Company may issue, among others, non-qualified stock options, restricted stock, RSUs, SSARs, and performance awards, collectively referred to herein as equity instruments. The 2006 Plan was approved by the Company’s stockholders in November 2006 and replaced the 1996 Stock Incentive Plan (the 1996 Plan) which was due to expire at the end of a ten-year period. During the periods presented, the exercise price of all SSAR and non-qualified stock option grants and the value of restricted stock and RSU grants that do not contain market conditions were set at the closing price of a share of the Company’s common stock on the date of grant, as reported by the New York Stock Exchange. RSU grants which contain market conditions were valued using a Monte Carlo simulation method that takes into account all possible outcomes. Annual grants under the 2006 Plan (and previous grants under the 1996 Plan) are generally made to the Company’s key employees during the first quarter of the Company’s fiscal year and to members of the Company’s Board of Directors during the second quarter of the Company’s fiscal year. With the approval of its Chief Executive Officer, the Company also issues equity instruments to strategic new hires and to employees who have demonstrated superior performance.

In September 2010, the Company made its annual grant to its key employees consisting of 727,880 Performance Restricted Stock Units (PRSUs), representing the maximum amount which could be earned. The PRSUs are subject to both performance and market conditions. No PRSUs will be earned if the Net After Tax Profit for the fiscal year ending June 30, 2011 is less than the Net After Tax Profit for the fiscal year ended June 30, 2010. The number of PRSUs earned by the grantee is dependent on the increase or decrease of the 90 calendar day average price per share of common stock of the Company for the period ended September 1, 2010 compared to the 90 calendar day average price per share of common stock of the Company for the period ending September 1, 2011. In addition to the performance and market conditions, there is a service vesting condition which stipulates that 50 percent of the award will vest on the third anniversary of the grant date and 50 percent of the award will vest on the fourth anniversary of the grant date, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon retirement, as defined.

The total number of shares authorized by shareholders for grants under the 1996 and 2006 Plans is 10,950,000 as of September 30, 2010. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of September 30, 2010, cumulative grants of 11,416,259 equity instruments underlying the shares authorized have been awarded, and 2,052,849 of these instruments have been forfeited.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Activity related to SSARs/non-qualified stock options and RSUs/restricted shares issued under the 1996 and 2006 Plans during the three months ended September 30, 2010 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs/ Restricted Shares
Outstanding, June 30, 2010	3,086,428	949,630
Granted	—	727,880
Exercised/Issued	(14,914)	(330,703)
Forfeited/Lapsed	(14,500)	(6,144)

Outstanding, September 30, 2010	3,057,014	1,340,663

Weighted average grant date fair value for RSUs/restricted shares		$42.55

As of September 30, 2010, there was $7.0 million of total unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted average period of 2.0 years, and $27.2 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 2.8 years.

7.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are no longer subject to a market or performance condition. The PRSUs granted in September 2010 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares. These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved. The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2010	2009
Net income attributable to CACI	$28,655	$23,855

Weighted average number of basic shares outstanding during the period	30,304	30,034
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	798	430

Weighted average number of diluted shares outstanding during the period	31,102	30,464

Basic earnings per share	$0.95	$0.79

Diluted earnings per share	$0.92	$0.78

Shares outstanding during the three months ended September 30, 2010 and 2009, reflect the September 2010 repurchase of 0.4 million shares of CACI’s common stock pursuant to a share repurchase program approved by the Company’s Board of Directors in June 2010.

8.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. During the Company’s year ended June 30, 2010, the Internal Revenue Service completed its field audit of the Company’s consolidated federal income tax returns for the years ended June 30, 2005 through 2007 and earlier years in

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

connection with amended returns and carryback claims filed by the Company. The Company received the refunds reflected on its amended returns and carryback claims, as adjusted for the results of the field audit, during the three month period ended September 30, 2010. The Company is currently under examination by the Internal Revenue Service for the year ended June 30, 2008 and by three state jurisdictions and one foreign jurisdiction for years ended June 30, 2003 through June 30, 2009. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of September 30, 2010 and June 30, 2010 was $5.7 million and $5.2 million, respectively. Of the $5.7 million unrecognized tax benefit at September 30, 2010, $2.6 million, if recognized, would impact the Company’s effective tax rate.

9.	Business Segment Information

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

	Domestic	International	Total
Three Months Ended September 30, 2010
Revenue from external customers	$805,735	$28,236	$833,971
Net income attributable to CACI	27,105	1,550	28,655
Three Months Ended September 30, 2009
Revenue from external customers	$711,763	$27,755	$739,518
Net income attributable to CACI	21,849	2,006	23,855

10.	Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in an orderly transaction. The market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability is known as the principal market. When no principal market exists, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received or minimizes the amount that would be paid. Fair value is based on assumptions market participants would make in pricing the asset or liability. Generally, fair value is based on observable quoted market prices or derived from observable market data when such market prices or data are available. When such prices or inputs are not available, the reporting entity should use valuation models.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

•

Level 3 Inputs – amounts derived from valuation models in which unobservable inputs reflect the reporting entity’s own assumptions about the assumptions of market participants that would be used in pricing the asset or liability.

As of September 30, 2010, the Company’s financial instruments measured at fair value included non-corporate owned life insurance (COLI) money market investments and mutual funds held in the Company’s supplemental retirement savings plan (the Supplemental Savings Plan), the obligations to participants under the same plan, and contingent consideration in connection with business combinations completed subsequent to June 30, 2009. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	Fair Value
Non-COLI assets held in connection with the Supplemental Savings Plan	Long-term asset	Level 1	$3,503
Obligations under the Supplemental Savings Plan	Current liability	Level 2	$3,032
Obligations under the Supplemental Savings Plan	Long-term liability	Level 2	$57,647
Contingent Consideration	Long-term liability	Level 3	$35,487

Changes in the fair value of the assets held in connection with the Supplemental Savings Plan, as well as changes in the related deferred compensation obligation, are recorded in indirect costs and selling expenses.

During the year ended June 30, 2010, the Company completed three acquisitions, all of which contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two year periods subsequent to each acquisition. The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each reporting period, the fair value of the contingent consideration is remeasured and any changes are recorded in indirect costs and selling expenses. During the three months ended September 30, 2010, this remeasurement resulted in a $1.7 million increase in the liability recorded.

11.	Subsequent Events

New Credit Facility

On October 21, 2010, the Company entered into a new credit facility (the 2010 Credit Facility) and the Credit Facility was terminated. The 2010 Credit Facility consists of a $600 million revolver and a $150 million term loan. The 2010 Credit Facility is a five-year secured credit facility, permits revolver borrowings of up to $600 million and has an accordion feature that will allow the facility to be expanded by an additional $200 million. The interest rates applicable to loans under the 2010 Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon the Company’s consolidated total leverage ratio. The 2010 Credit Facility is subject to affirmative, negative, and financial covenants that are customary for this type of credit agreement.

Acquisitions

On November 1, 2010, the Company acquired 100 percent of the outstanding stock of TechniGraphics, Inc., a provider of imagery and geospatial services to the U.S. government and 100 percent of the outstanding stock of Applied Systems Research, Inc., a provider of technical services and products to the U.S. government. The combined purchase consideration to acquire these two companies was approximately $127.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and the United Kingdom, including conditions that result from prolonged weakness; terrorist activities or war; changes in interest rates; currency fluctuations; significant fluctuations in the equity markets; changes in our effective tax rate; valuation of contingent consideration in connection with business combinations; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism, rebuilding Iraq, or an economic stimulus package; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government investigations into allegations of improper actions related to the provision of services in support of U.S. military operations in Iraq; the results of government audits and reviews conducted by the Defense Contract Audit Agency or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, and (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; the ability to successfully integrate the operations of our recent and any future acquisitions; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our Securities and Exchange Commission filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We are a leading provider of professional services and information technology solutions to the U.S. government. We derived 95 percent of our revenue during each of the three months ended September 30, 2010 and 2009 from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments and commercial customers. Our major service offerings are as follows:

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

•

C4ISR services – We provide rapid response services in support of military missions in a coordinated and controlled operational setting. We support the military efforts to ensure delivery and sustainment of integrated, enterprise-wide, Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) programs. We integrate sensors, mission applications, and systems that connect with DoD data networks.

•

Cyber security – Our solutions and services support the full life cycle of preparing for, protecting against, detecting, reacting to and actively responding to the full range of cyber threats. We achieve this through comprehensive and consistently managed risk-based, cost-effective controls and measures to protect information and systems operated by the U.S. government. We proactively support the operational use and availability/reliability of information.

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

We face some uncertainties due to the current business environment and we continue to experience a number of protests of major contract awards. In addition, many of our federal government contracts require us to have security clearances and employ personnel with specific levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense. In addition, a shift of expenditures away from programs that we support could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty, or to decide not to exercise options to renew contracts. Among the factors that could affect our federal government contracting business are the continued demand and priority of funding for combat operations in Iraq and Afghanistan, an increase in set-asides for small businesses, and budgetary priorities limiting or delaying federal government spending in general.

Our operations are also affected by local, national and worldwide economic conditions. The consequences of a prolonged global economic downturn or a continued weak U.S. economy and large federal budget deficits may include a lower level of government spending in the areas in which we provide our services. In addition, future gains or losses on assets invested in corporate-owned life insurance policies could cause fluctuations in our income tax expense.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,				Change
(dollars in thousands)	2010		2009		$	%
Department of Defense (DoD)	$656,525	78.7%	$572,295	77.4%	$84,230	14.7%
Federal civilian agencies	136,549	16.4	132,947	18.0	3,602	2.7
Commercial and other	37,878	4.5	29,059	3.9	8,819	30.3
State and local governments	3,019	0.4	5,217	0.7	(2,198)	(42.1)

Total	$833,971	100.0%	$739,518	100.0%	$94,453	12.8%

For the three months ended September 30, 2010, total revenue increased by 12.8 percent, or $94.5 million, over the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD and was generated both from organic growth and from acquisitions completed since June 30, 2009. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the three months ended September 30, 2010 was $15.0 million.

Revenue from existing operations increased by 10.8 percent, or $79.5 million, for the three months ended September 30, 2010. This organic growth was driven by both an increase in our direct labor and an increase in other direct costs (ODCs). ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 14.7 percent, or $84.2 million, for the three months ended September 30, 2010, as compared to the same period a year ago. The DoD revenue growth was primarily attributable to existing operations. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the commands in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 2.7 percent, or $3.6 million, for the three months ended September 30, 2010, as compared to the same period a year ago. Of the federal civilian agency revenue growth, $2.5 million, or 68.4 percent, was attributable to existing operations and $1.1 million, or 31.6 percent, was attributable to acquisitions. Approximately 17.5 percent of the federal civilian agency revenue for the quarter was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $23.8 million and $18.4 million for the three months ended September 30, 2010 and 2009, respectively.

Commercial and other revenue increased 30.3 percent, or $8.8 million, during the three months ended September 30, 2010, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 74.5 percent, or $28.2 million, of total commercial revenue, while domestic operations accounted for 25.5 percent, or $9.7 million. The increase in commercial revenue came primarily from acquisitions we completed subsequent to June 30, 2009.

Revenue from state and local governments decreased by 42.1 percent, or $2.2 million, for the three months ended September 30, 2010, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended September 30, 2010 and 2009. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended September 30, 2010 and 2009, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended September 30,		Three Months Ended September 30,		Change
(dollars in thousands)	2010	2009	2010	2009	$	%
Revenue	$833,971	$739,518	100.0%	100.0%	$94,453	12.8%

Costs of revenue
Direct costs	589,470	510,540	70.7	69.1	78,930	15.5
Indirect costs and selling expenses	179,322	171,795	21.5	23.2	7,527	4.4
Depreciation and amortization	13,082	11,155	1.6	1.5	1,927	17.3

Total costs of revenue	781,874	693,490	93.8	93.8	88,384	12.7

Income from operations	52,097	46,028	6.2	6.2	6,069	13.2
Interest expense and other, net	5,833	7,262	0.7	1.0	(1,429)	(19.7)

Income before income taxes	46,264	38,766	5.5	5.2	7,498	19.3
Income taxes	17,439	14,685	2.1	2.0	2,754	18.8

Net income before noncontrolling interest in earnings of joint venture	28,825	24,081	3.4	3.2	4,744	19.7
Noncontrolling interest in earnings of joint venture	(170)	(226)	—	—	56	(24.8)

Net income attributable to CACI	$28,655	$23,855	3.4%	3.2%	$4,800	20.1%

Income from operations for the three months ended September 30, 2010 was $52.1 million. This was an increase of $6.1 million, or 13.2 percent, from income from operations of $46.0 million for the three months ended September 30, 2009. Our operating margin was 6.2 percent for each of the periods ended September 30, 2010 and 2009.

As a percentage of revenue, direct costs were 70.7 percent and 69.1 percent for the three months ended September 30, 2010 and 2009, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $211.1 million and $196.7 million for the three months ended September 30, 2010 and 2009, respectively. This increase in direct labor was attributable primarily to organic growth. ODCs were $378.4 million and $313.8 million during the three months ended September 30, 2010 and 2009, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR services within our Strategic Services Sourcing contract along with two acquisitions completed between September 30, 2009 and June 30, 2010.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 21.5 percent and 23.2 percent for the three months ended September 30, 2010 and 2009, respectively. The decrease in indirect costs and selling expenses as a percentage of revenue was primarily a result of controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect costs and selling expenses. Total stock compensation expense, a component of indirect costs, was $4.9 million and $6.7 million for the three months ended September 30, 2010 and 2009, respectively, and decreased primarily as a result of the timing of the annual grant of equity instruments to the Company’s key employees. Such grants were issued in August 2009 and September 2010.

Depreciation and amortization expense was $13.1 million and $11.2 million for the three months ended September 30, 2010 and 2009, respectively. The increase of $1.9 million, or 17.3 percent, was primarily the result of increased amortization expense attributable to previously acquired intangibles offset in part by a decrease in software amortization on externally marketed software.

Interest expense and other, net decreased $1.4 million, or 19.7 percent, during the three months ended September 30, 2010 as compared to the same period a year ago. The decrease was primarily due to lower interest rates and reduced interest expense as a result of the $128.2 million prepayment on our term loan during the three months ended September 30, 2010.

The effective tax rate was 37.8 percent and 38.1 percent during the three months ended September 30, 2010 and 2009, respectively. The tax rate reported in the first quarter of FY2010 was favorably impacted by non-taxable gains on assets invested in corporate-owned life insurance policies to date. If gains or losses on these investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2011.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs.

At September 30, 2010, we had a $590.0 million credit facility (the Credit Facility), which included a $240.0 million revolving credit facility (the Revolving Facility) and a $350.0 million institutional term loan (the Term Loan). At September 30, 2010, $150.1 million was outstanding under the Term Loan, no amounts were outstanding under the Revolving Facility and we had no outstanding letters of credits. On October 21, 2010, the Credit Facility was terminated and replaced by a new facility (the 2010 Credit Facility). The 2010 Credit Facility consists of a $600 million revolver and a $150 million term loan. The new five-year secured credit agreement permits revolver borrowings of up to $600 million and has an accordion feature that will allow the facility to be expanded by an additional $200 million. The interest rates applicable to loans under the 2010 Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon the Company’s consolidated total leverage ratio. The 2010 Credit Facility is subject to affirmative, negative, and financial covenants that are customary for this type of credit agreement.

Effective May 16, 2007, we issued the Notes which mature on May 1, 2014, in a private placement pursuant to Rule 144A of the Securities Act of 1933. The Notes are subordinate to our senior secured debt, and interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of September 30, 2010, none of the conditions permitting conversion of the Notes had been satisfied.

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

The contingently issuable shares that may result from the conversion of the Notes are not included in our diluted share count for the three month periods ended September 30, 2010 or 2009, because our average stock price during those periods was below the conversion price. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs have been reclassified to shareholders’ equity. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of our common stock.

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

For income tax reporting purposes, the Notes and the Call Options are integrated. This created an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options is being accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $32.8 million to be realized for income tax reporting purposes over the term of the Notes was recorded as an increase in additional paid-in capital and a long-term deferred tax asset. The majority of this deferred tax asset is offset in our balance sheet by the $30.7 million deferred tax liability associated with the non-cash interest expense to be recorded for financial reporting purposes.

On a combined basis, the Call Options and the Warrants are intended to reduce the potential dilution of our common stock in the event that the Notes are converted by effectively increasing the conversion price of these notes from $54.65 to $68.31. The Call Options are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding. The Warrants will result in additional diluted shares outstanding if our average common stock price exceeds $68.31. The Call Options and the Warrants are separate and legally distinct instruments that bind us and the counterparties and have no binding effect on the holders of the Notes.

We account for the liability and the equity (conversion option) components of the Notes, and recognize expense on the Notes, using an interest rate in effect for comparable debt instruments that do not contain conversion features. The effective interest rate for the Notes excluding its conversion option was determined to be 6.9 percent.

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

We also maintain two additional lines of credit, one in the U.K., and one under a joint venture that we consolidate. The total amount available under the line-of-credit facility in the U.K., which is cancelable at any time upon notice from the bank, is 0.5 million pounds sterling. The amount available under the joint venture’s line of credit is $1.5 million, and is scheduled to expire in September 2011. As of September 30, 2010, the Company had no outstanding borrowings under either of these lines of credit.

Cash and cash equivalents were $110.1 million and $254.5 million at September 30, 2010 and June 30, 2010, respectively. Our operating cash flow was $8.0 million for the three months ended September 30, 2010 as compared to $50.9 million in the same period a year ago. This decrease in operating cash flows during the three months ended September 30, 2010 as compared to the year earlier quarter is due primarily to the timing of vendor payments. Days-sales-outstanding were 59 at both September 30, 2010, and September 30, 2009.

We used cash in investing activities of $8.8 million and $10.8 million for the three months ended September 30, 2010 and 2009, respectively. The decrease of $2.0 million was primarily the result of lower capital expenditures incurred in connection with our consolidation of office space in a new building in Northern Virginia during the period ended September 30, 2009. This was partially offset by investments in one of our joint ventures.

Cash used in financing activities was $144.5 million in the three months ended September 30, 2010 as compared to $48.5 million in the three months ended September 30, 2009. During the three months ended September 30, 2010, we prepaid $128.2 million of our Term Loan and used $16.8 million to repurchase 0.4 million shares of our common stock pursuant to a plan approved by our Board of Directors in June 2010.

Cash flows from financing activities include proceeds received from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan totaling $1.8 million and $3.7 million during the three months ended September 30, 2010 and 2009, respectively. These amounts were offset by cash used to purchase stock to fulfill obligations under our Employee Stock Purchase Plan. Cash used to acquire stock was $0.9 million during each of the three month periods ended September 30, 2010 and 2009.

We believe that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under the 2010 Credit Facility and the Notes will depend on our future financial performance which will be affected by many factors outside of our control, including worldwide economic and financial market conditions.

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 15 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2010. The 2010 Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the revolving facility component of the 2010 Credit Facility when issued. We currently have no outstanding letters of credit. We have no other material off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Credit Facility and the 2010 Credit Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps and caps. We have maintained hedging relationships with various counterparties in recent years, including two interest rate swap agreements that expired in December 2009. These agreements allowed us to exchange a portion of our variable rate debt for fixed rate debt. We have not entered into new interest rate swaps at this time due to the relatively favorable interest rate environment. Our interest expense on our variable rate debt would have fluctuated by approximately $0.6 million for the three months ended September 30, 2010 with every one percent fluctuation in the applicable interest rates.

Approximately 3.4 percent and 3.8 percent of our total revenue in the three months ended September 30, 2010 and 2009, respectively, was derived from our international operations in the U.K. Our practice in the U.K. is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2010 we held a combination of euros and pounds sterling in the U.K. equivalent to approximately $9.9 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2010.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2010.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Saleh, et al. v. Titan Corp., et al.

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2010 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of California, and transferred to the United States District Court for the District of Columbia, against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V., and former CACI employee Stephen A. Stefanowicz, among other defendants, seeking a permanent injunction, declaratory relief, compensatory and punitive damages, treble damages and attorney’s fees arising out of defendants’ alleged acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, on October 4, 2010, the Supreme Court of the United States invited the United States Solicitor General to file a brief expressing the views of the United States. The plaintiffs’ certiorari petition remains pending.

Ibrahim, et al. v. Titan Corp., et al.

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2010 for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V. and Titan Corporation, seeking compensatory and punitive damages for physical injury, emotional distress, and/or wrongful death allegedly suffered as a result of defendants’ wrongful acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, on October 4, 2010, the Supreme Court of the United States invited the United States Solicitor General to file a brief expressing the views of the United States. The plaintiffs’ certiorari petition remains pending.

Al Shimari v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceeding in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2010 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio. The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc. Plaintiff seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Since the filing of Registrant’s report described above, on October 26, 2010, the United States Court of Appeals for the Fourth Circuit heard oral argument in the appeal and took the matter under advisement.

Abbas, et al. v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceeding in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2010 for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia. The lawsuit names CACI Premier Technology, Inc. and L-3 Services, Inc. as defendants. Plaintiff seeks, inter alia, compensatory damages, punitive damages and costs.

Since the filing of the Registrant’s report described above, the case remains stayed pending final resolution of the Saleh and Ibrahim cases described above.

We are vigorously defending the above-described legal proceedings, and, based on our present knowledge of the facts, believe the lawsuits are completely without merit.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2010. There have been no material changes from the risk factors described in that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below are equity securities purchased during the three months ended September 30, 2010 in order to satisfy our obligations under the Employee Stock Purchase Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2010	22,556	$42.13	739,415	260,585
August 2010	—	—	—	—
September 2010	—	—	—	—

Total	22,556	$42.13	739,415	260,585

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

None

Item 5. Other Information

None

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company		8-K	July 11, 2003	4.1

10.1	Credit Agreement by and among CACI International Inc as borrower; Bank of America, N.A. as administrative agent, swing line lender and L/C issuer; JPMorgan Chase Bank N.A. as syndication agent; and each of the lenders named therein.		8-K	October 27, 2010	10.1

31.1	Section 302 Certification Paul M. Cofoni	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Paul M. Cofoni	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101	The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows (iv) Consolidated Statements of Comprehensive Income, and (v) Notes to Condensed Consolidated Financial Statements.**

**	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: November 4, 2010	By:	/s/ Paul M. Cofoni
Paul M. Cofoni
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2010	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 4, 2010	By:	/s/ Carol P. Hanna
Carol P. Hanna
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)