Form 10-Q
period 2010-12-31
CACI INTERNATIONAL INC /DE/
filed 2011-02-04
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 1, 2011: CACI International Inc Common Stock, $0.10 par value, 30,402,439 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,
	2010	2009
Revenue	$867,278	$776,727

Costs of revenue:
Direct costs	608,536	543,117
Indirect costs and selling expenses	185,247	172,603
Depreciation and amortization	14,060	13,546

Total costs of revenue	807,843	729,266

Income from operations	59,435	47,461
Interest expense and other, net	5,991	7,124

Income before income taxes	53,444	40,337
Income taxes	19,945	14,233

Net income before noncontrolling interest in earnings of joint venture	33,499	26,104
Noncontrolling interest in earnings of joint venture	(264)	(52)

Net income attributable to CACI	$33,235	$26,052

Basic earnings per share	$1.10	$0. 87

Diluted earnings per share	$1.08	$0. 85

Weighted-average basic shares outstanding	30,288	30,109

Weighted-average diluted shares outstanding	30,906	30,580

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended December 31,
	2010	2009
Revenue	$1,701,249	$1,516,245

Costs of revenue:
Direct costs	1,198,006	1,053,657
Indirect costs and selling expenses	364,569	344,398
Depreciation and amortization	27,142	24,701

Total costs of revenue	1,589,717	1,422,756

Income from operations	111,532	93,489
Interest expense and other, net	11,824	14,386

Income before income taxes	99,708	79,103
Income taxes	37,384	28,918

Net income before noncontrolling interest in earnings of joint venture	62,324	50,185
Noncontrolling interest in earnings of joint venture	(434)	(278)

Net income attributable to CACI	$61,890	$49,907

Basic earnings per share	$2.04	$1.66

Diluted earnings per share	$2.00	$1.64

Weighted-average basic shares outstanding	30,296	30,071

Weighted-average diluted shares outstanding	31,004	30,522

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$46,671	$254,543
Accounts receivable, net	564,364	531,033
Prepaid expenses and other current assets	48,975	55,170

Total current assets	660,010	840,746
Goodwill	1,259,280	1,161,861
Intangible assets, net	126,511	108,298
Property and equipment, net	60,910	58,666
Other long-term assets	95,619	75,195

Total assets	$2,202,330	$2,244,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$278,653
Accounts payable	92,748	98,421
Accrued compensation and benefits	146,248	152,790
Other accrued expenses and current liabilities	163,140	128,559

Total current liabilities	409,636	658,423
Long-term debt, net of current portion	400,474	252,451
Deferred income taxes	62,279	42,990
Other long-term liabilities	96,885	117,747

Total liabilities	969,274	1,071,611

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 39,925 and 39,366 shares issued, respectively	3,993	3,937
Additional paid-in capital	482,480	468,959
Retained earnings	856,167	794,277
Accumulated other comprehensive loss	(6,952)	(9,807)
Noncontrolling interest in joint venture	2,184	2,442
Treasury stock, at cost (9,536 and 9,117 shares, respectively)	(104,816)	(86,653)

Total shareholders’ equity	1,233,056	1,173,155

Total liabilities and shareholders’ equity	$2,202,330	$2,244,766

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before noncontrolling interest in earnings of joint venture	$62,324	$50,185
Reconciliation of net income before noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	27,142	24,701
Non-cash interest expense	5,522	5,160
Amortization of deferred financing costs	1,762	1,282
Stock-based compensation expense	8,413	12,745
Deferred income tax expense	7,084	1,896
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(17,458)	(51,110)
Prepaid expenses and other current assets	(8,962)	(4,082)
Accounts payable and other accrued expenses	(3,651)	26,437
Accrued compensation and benefits	(13,430)	(4,614)
Income taxes payable and receivable	(8,584)	(4,957)
Other liabilities	9,108	9,506

Net cash provided by operating activities	69,270	67,149

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,767)	(16,111)
Cash paid for business acquisitions, net of cash acquired	(126,387)	(62,004)
Investment in unconsolidated joint venture, net	(5,018)	—
Other	1,019	(203)

Net cash used in investing activities	(136,153)	(78,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities, net of financing costs	193,987	—
Principal payments made under bank credit facilities	(328,653)	(52,114)
Proceeds from employee stock purchase plans	2,393	2,796
Proceeds from exercise of stock options	10,275	2,623
Repurchases of common stock	(20,016)	(1,743)
Other	456	558

Net cash used in financing activities	(141,558)	(47,880)

Effect of exchange rate changes on cash and cash equivalents	569	(1,592)

Net decrease in cash and cash equivalents	(207,872)	(60,641)
Cash and cash equivalents, beginning of period	254,543	208,488

Cash and cash equivalents, end of period	$46,671	$147,847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$38,184	$35,902

Cash paid during the period for interest	$5,502	$7,746

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	$2,286	$15,864

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net income before noncontrolling interest in earnings of joint venture	$33,499	$26,104	$62,324	$50,185
Change in foreign currency translation adjustment	(2,018)	(750)	2,855	(2,230)
Effect of changes in actuarial assumptions and recognition of prior service cost	—	—	—	(47)
Change in fair value of interest rate swap agreements, net	—	574	—	1,045

Comprehensive income	$31,481	$25,928	$65,179	$48,953

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

Under ASC 855, Subsequent Events, the Company is required to assess the existence or occurrence of any events occurring after December 31, 2010 that may require recognition or disclosure in the financial statements as of and for the three and six months ended December 31, 2010. The Company has evaluated all events and transactions that occurred after December 31, 2010, and found that during this period it did not have any subsequent events requiring financial statement recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of December 31, 2010 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities. The fair value of the Company’s $300.0 million of 2.125 percent convertible senior subordinated notes issued May 16, 2007 and that mature on May 16, 2014 (the Notes) is based on quoted market prices. See Note 5.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2010. The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy, and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 with early adoption permitted, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years with early adoption permitted. The Company has provided the required disclosures regarding the valuation techniques utilized in measuring its Level 3 assets and liabilities and will adopt the provisions of ASU 2010-06 pertaining to transfers into and out of the Level 3 category effective July 1, 2011. See Note 11 for definitions of Levels 1, 2, and 3, and for additional information about the Company’s financial assets and liabilities measured at fair value on a recurring basis.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29) which amends ASC Topic 805, Business Combinations. This accounting update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for the Company beginning July 1, 2011 and applies to acquisitions entered into on or after this date. The adoption of ASU 2010-29 will not have a material impact on the Company’s financial position or results of operations.

3.	Acquisitions

On November 1, 2010, the Company completed two acquisitions: (1) 100 percent of the outstanding stock of TechniGraphics, Inc, a provider of imaging and geospatial services to the U.S. government and (2) 100 percent of the outstanding stock of Applied Systems Research, Inc, a provider of technical services and products to the U.S. government. The combined purchase consideration to acquire these two companies was $127.5 million. The Company has completed its valuation of the businesses acquired and has recognized fair values of the assets acquired and liabilities assumed. The Company has allocated $95.0 million to goodwill and $36.8 million to other intangible assets, primarily customer contracts. The acquired businesses generated $8.7 million of revenue from November 1, 2010 through December 31, 2010.

4.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2010	June 30, 2010
Customer contracts and related customer relationships	$289,719	$253,031
Acquired technologies	27,177	27,177
Covenants not to compete	3,051	2,373
Other	1,634	1,631

Intangible assets	321,581	284,212
Less accumulated amortization	(195,070)	(175,914)

Total intangible assets, net	$126,511	$108,298

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all customer contracts and related customer relationships as of December 31, 2010 is 8.5 years, and the weighted-average remaining period of amortization is 6.9 years. The weighted-average period of amortization for acquired technologies as of December 31, 2010 is 6.7 years, and the weighted-average remaining period of amortization is 6.1 years. See Note 3 for information on acquisitions since July 1, 2010.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Expected amortization expense for the remainder of the fiscal year ending June 30, 2011, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2011 (six months)	$19,790
2012	28,966
2013	21,440
2014	17,653
2015	13,132
Thereafter	25,530

Total intangible assets, net	$126,511

5.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2010	June 30, 2010
Convertible notes payable	$300,000	$300,000
Bank credit facility – term loans	150,000	278,653

Principal amount of long-term debt	450,000	578,653
Less unamortized discount	(42,026)	(47,549)

Total long-term debt	407,974	531,104
Less current portion	(7,500)	(278,653)

Long-term debt, net of current portion	$400,474	$252,451

Bank Credit Facility

As of December 31, 2010, the Company had a $750.0 million credit facility (the Credit Facility), which consisted of a $600.0 million revolving credit facility (the Revolving Facility) and a $150.0 million term loan (the Term Loan). The Revolving Facility has subfacilities of $50.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. The Credit Facility was entered into on October 21, 2010 and replaced the Company’s then outstanding term loan and revolving credit facility.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $600.0 million, with an expiration date of October 21, 2015. As of December 31, 2010, the Company had no borrowings outstanding under the Revolving Facility and no outstanding letters of credit. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $1.9 million through December 31, 2013 and $3.8 million from January 1, 2014 through September 30, 2015, with the balance due in full on October 21, 2015.

At any time and so long as no default has occurred, the Company has the right to increase the Term Loan or Revolving Facility in an aggregate principal amount of up to $200.0 million with applicable lender approvals. The Credit Facility is available to refinance existing indebtedness and for general corporate purposes, including working capital expenses and capital expenditures.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon the Company’s consolidated total leverage ratio. As of December 31, 2010, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.53 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility. Since the inception of the Credit Facility, the Company has been in compliance with all of the financial covenants. A majority of the Company’s assets serve as collateral under the Credit Facility.

The Company capitalized $6.0 million of debt issuance costs associated with the origination of the Credit Facility. All debt financing costs are being amortized from the date incurred to the expiration date of the Credit Facility. The unamortized balance of $5.8 million at December 31, 2010 is included in other assets. Unamortized debt issuance costs of $0.5 million associated with the Company’s former credit facility were expensed in full upon the October 21, 2010 termination of such facility.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of December 31, 2010, none of the conditions permitting conversion of the Notes had been satisfied.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The fair value of the liability component of the Notes was calculated to be $221.9 million at May 16, 2007, the date of issuance. The excess of the $300.0 million of gross proceeds over the $221.9 million fair value of the liability component, or $78.1 million, represents the fair value of the equity component, which has been recorded, net of income tax effect, as additional paid-in capital within shareholders’ equity. This $78.1 million difference represents a debt discount that is amortized over the seven-year term of the Notes as a non-cash component of interest expense. For the three and six months ended December 31, 2010 and 2009, the components of interest expense related to the Notes were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Coupon interest	$1,594	$1,594	$3,188	$3,188
Non-cash amortization of discount	2,780	2,597	5,522	5,160
Amortization of issuance costs	205	205	410	410

Total	$4,579	$4,396	$9,120	$8,758

The balance of the unamortized discount as of December 31, 2010 and June 30, 2010, was $42.0 million and $47.5 million, respectively. The discount will continue to be amortized as additional, non-cash interest expense over the remaining term of the Notes (through May 1, 2014) using the effective interest method as follows (in thousands):

Fiscal year ending June 30,	Amount Amortized During Period
2011 (six months)	$5,713
2012	12,024
2013	12,868
2014	11,421

$42,026

The fair value of the Notes as of December 31, 2010 was $344.1 million based on quoted market values.

The contingently issuable shares are not included in CACI’s diluted share count for the three or six months ended December 31, 2010 or 2009, because CACI’s average stock price during those periods was below the conversion price. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs attributable to the embedded conversion option was recorded in additional paid-in capital. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

JV Bank Credit Facility

eVenture Technologies LLC (eVentures), a joint venture between the Company and ActioNet, Inc., entered into a $1.5 million revolving credit facility (the JV Facility). The JV Facility is a four-year, guaranteed facility that permits continuously renewable borrowings of up to $1.5 million with an expiration date of the earliest of September 14, 2011; the date of any restatement, refinancing, or replacement of the Credit Facility without the lender acting as the sole and exclusive administrative agent; or termination of the Credit Facility. Borrowings under the JV Facility bear interest at the lender’s prime rate plus 1.0 percent. eVentures pays a fee of 0.25 percent on the unused portion of the JV Facility. As of December 31, 2010, eVentures had no borrowings outstanding under the JV Facility.

Cash Flow Hedges

The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations. In 2007, the Company entered into two interest rate swap agreements and in 2008, the Company entered into an interest rate cap agreement. Both agreements qualified as effective hedges and both expired during the Company’s fiscal year ended June 30, 2010. The Company does not hold or issue derivative financial instruments for trading purposes.

The effects of derivative instruments in the condensed consolidated statements of operations and accumulated other comprehensive loss for the three and six months ended December 31, 2010 and 2009 is as follows (in thousands):

	Derivatives in ASC 815 cash flow hedging relationships
	Interest Rate Swaps
	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Gain recognized in comprehensive income (effective portion)	$—	$574	$—	$1,045

Loss reclassified to earnings from accumulated other comprehensive loss (effective portion)	$—	$(944)	$—	$(1,817)
Gain recognized in earnings (ineffective portion)	—	—	—	—

	$—	$(944)	$—	$(1,817)

As of December 31, 2010, the Company had no outstanding derivative instruments.

The aggregate maturities of long-term debt at December 31, 2010 are as follows (in thousands):

Twelve months ending December 31,
2011	$7,500
2012	7,500
2013	7,500
2014	315,000
2015	112,500

450,000
Less unamortized discount	(42,026)

Total long-term debt	$407,974

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.	Commitments and Contingencies

General Legal Matters

The Company is involved in various legal matters including lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

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

In December 2010, the Defense Contract Management Agency (DCMA) issued a letter to the Company with its determination that the Company improperly allocated certain legal costs incurred in connection with the Iraq investigations described above. The Company does not agree with the DCMA’s findings and intends to file an appeal. The Company has accrued its current best estimate of the potential outcome within its estimated range of zero to $2.9 million.

7.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Stock-based compensation included in indirect costs and selling expenses:
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	$413	$2,309	$1,800	$4,619
Restricted stock and restricted stock unit (RSU) expense	3,094	3,765	6,613	8,126

Total stock-based compensation expense	$3,507	$6,074	$8,413	$12,745

Income tax benefit recognized for stock-based compensation expense	$1,312	$2,134	$3,168	$4,676

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

The total number of shares authorized by shareholders for grants under the 1996 and 2006 Plans is 10,950,000 as of December 31, 2010. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of December 31, 2010, cumulative grants of 11,432,387 equity instruments underlying the shares authorized have been awarded, and 2,177,182 of these instruments have been forfeited.

Activity related to SSARs/non-qualified stock options and RSUs/restricted shares issued under the 1996 and 2006 Plans during the six months ended December 31, 2010 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs/ Restricted Shares
Outstanding, June 30, 2010	3,086,428	949,630
Granted	—	744,008
Exercised/Issued	(358,889)	(335,257)
Forfeited/Lapsed	(76,850)	(68,127)

Outstanding, December 31, 2010	2,650,689	1,290,254

Weighted average grant date fair value for RSUs/restricted shares		$42.70

As of December 31, 2010, there was $5.4 million of total unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted average period of 1.8 years, and $22.9 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 2.6 years.

8.	Earnings Per Share

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

shares are considered to be contingently issuable shares. These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved. The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net income attributable to CACI	$33,235	$26,052	$61,890	$49,907

Weighted average number of basic shares outstanding during the period	30,288	30,109	30,296	30,071
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	618	471	708	451

Weighted average number of diluted shares outstanding during the period	30,906	30,580	31,004	30,522

Basic earnings per share	$1.10	$0.87	$2.04	$1.66

Diluted earnings per share	$1.08	$0.85	$2.00	$1.64

9.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. During the Company’s year ended June 30, 2010, the Internal Revenue Service completed its field audit of the Company’s consolidated federal income tax returns for the years ended June 30, 2005 through 2007 and earlier years in connection with amended returns and carryback claims filed by the Company. The Company received the refunds reflected on its amended returns and carryback claims, as adjusted for the results of the field audit, during the three month period ended September 30, 2010. The Company is currently under examination by the Internal Revenue Service for the year ended June 30, 2008 and by four state jurisdictions and one foreign jurisdiction for years ended June 30, 2003 through June 30, 2009. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of December 31, 2010 and June 30, 2010 was $6.7 million and $5.2 million, respectively. Of the $6.7 million unrecognized tax benefit at December 31, 2010, $3.0 million, if recognized, would impact the Company’s effective tax rate.

10.	Business Segment Information

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

	Domestic	International	Total
Three Months Ended December 31, 2010
Revenue from external customers	$838,695	$28,583	$867,278
Net income attributable to CACI	31,443	1,792	33,235
Three Months Ended December 31, 2009
Revenue from external customers	$745,860	$30,867	$776,727
Net income attributable to CACI	23,977	2,075	26,052

Six Months Ended December 31, 2010
Revenue from external customers	$1,644,430	$56,819	$1,701,249
Net income attributable to CACI	58,548	3,342	61,890
Six Months Ended December 31, 2009
Revenue from external customers	$1,457,623	$58,622	$1,516,245
Net income attributable to CACI	45,826	4,081	49,907

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.	Fair Value of Financial Instruments

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

As of December 31, 2010, the Company’s financial instruments measured at fair value included non-corporate owned life insurance (COLI) money market investments and mutual funds held in the Company’s supplemental retirement savings plan (the Supplemental Savings Plan), the obligations to participants under the same plan, and contingent consideration in connection with business combinations completed during the year ended June 30, 2010. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	Fair Value
Non-COLI assets held in connection with the Supplemental Savings Plan	Long-term asset	Level 1	$4,489
Obligations under the Supplemental Savings Plan	Current liability	Level 2	$4,605
Obligations under the Supplemental Savings Plan	Long-term liability	Level 2	$59,292
Contingent consideration	Current liability	Level 3	$33,778
Contingent consideration	Long-term liability	Level 3	$1,117

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Changes in the fair value of the assets held in connection with the Supplemental Savings Plan, as well as changes in the related deferred compensation obligation, are recorded in indirect costs and selling expenses.

During the year ended June 30, 2010, the Company completed three acquisitions, all of which contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two year periods subsequent to each acquisition. The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each reporting period, the fair value of the contingent consideration is remeasured and any changes are recorded in indirect costs and selling expenses. During the three months ended December 31, 2010, this remeasurement resulted in a $0.6 million decrease in the liability recorded. For the six months ended December 31, 2010 this remeasurement resulted in a $1.1 million increase in the liability recorded.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and the United Kingdom, including conditions that result from prolonged weakness; terrorist activities or war; changes in interest rates; currency fluctuations; significant fluctuations in the equity markets; changes in our effective tax rate; valuation of contingent consideration in connection with business combinations; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism, or an economic stimulus package; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government investigations into allegations of improper actions related to the provision of services in support of U.S. military operations in Iraq; the results of government audits and reviews conducted by the Defense Contract Audit Agency, the Defense Contract Management Agency, or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, and (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; the ability to successfully integrate the operations of our recent and any future acquisitions; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our Securities and Exchange Commission filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We are a leading provider of professional services and information technology solutions to the U.S. government. We derived 95 percent of our revenue during each of the six months ended December 31, 2010 and 2009 from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments and commercial customers. Our major service offerings are as follows:

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

We face some uncertainties due to the current business environment and we continue to experience a number of protests of major contract awards. In addition, many of our federal government contracts require us to have varying levels and types of security clearances and employ personnel with specific levels of education and work experience. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense. In addition, a shift of expenditures away from programs that we support could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty, or to decide not to exercise options to renew contracts. Among the factors that could affect our federal government contracting business are the impact of operating under a continuing resolution for some of or perhaps our entire fiscal year ending June 30, 2011, the continued demand and priority of funding for combat operations in Afghanistan, an increase in set-asides for small businesses, and budgetary priorities limiting or delaying federal government spending in general.

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

Results of Operations for the Three Months Ended December 31, 2010 and 2009

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended December 31, 2010 and 2009, respectively:

	Three Months Ended December 31,				Change
(dollars in thousands)	2010		2009		$	%
Department of Defense (DoD)	$686,706	79.2%	$602,667	77.6%	$84,039	13.9%
Federal civilian agencies	133,353	15.4	129,800	16.7	3,553	2.7
Commercial and other	43,384	5.0	40,161	5.2	3,223	8.0
State and local governments	3,835	0.4	4,099	0.5	(264)	(6.4)

Total	$867,278	100.0%	$776,727	100.0%	$90,551	11.7%

For the three months ended December 31, 2010, total revenue increased by 11.7 percent, or $90.6 million, over the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD and was generated both from organic growth and from acquisitions completed since September 30, 2009. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the three months ended December 31, 2010 was $15.4 million, which included $8.7 million from our recent acquisitions of TechniGraphics, Inc. and Applied Systems Research, Inc. (ASR).

Revenue from existing operations increased by 9.7 percent, or $75.2 million, for the three months ended December 31, 2010. This organic growth was driven by both an increase in our direct labor and an increase in other direct costs (ODCs). ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 13.9 percent, or $84.0 million, for the three months ended December 31, 2010, as compared to the same period a year ago. $10.1 million of the increase was attributable to acquired DoD revenue and the remaining $73.9 million of the increase was attributable to revenue from existing operations. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the commands in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings. Revenue in the quarter ended December 31, 2010 was favorably impacted by the timing of recognition of award fees on certain programs which a year ago were recognized in the quarter ended September 30, 2009 and this year were recognized in the quarter ended December 31, 2010.

Revenue from federal civilian agencies increased 2.7 percent, or $3.6 million, for the three months ended December 31, 2010, as compared to the same period a year ago. Of the federal civilian agency revenue growth, $3.3 million, was attributable to existing operations and $0.3 million, was attributable to acquisitions. Approximately 17.1 percent of the federal civilian agency revenue for the quarter was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $22.7 million and $19.0 million for the three months ended December 31, 2010 and 2009, respectively.

Commercial and other revenue increased 8.0 percent, or $3.2 million, during the three months ended December 31, 2010, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 65.9 percent, or $28.6 million, of total commercial revenue, while domestic operations accounted for 34.1 percent, or $14.8 million. The increase in commercial revenue is primarily attributable to acquired revenue.

Revenue from state and local governments decreased by 6.4 percent, or $0.3 million, for the three months ended December 31, 2010, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended December 31, 2010 and 2009. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended December 31, 2010 and 2009, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended December 31,		Three Months Ended December 31,		Change
(dollars in thousands)	2010	2009	2010	2009	$	%
Revenue	$867,278	$776,727	100.0%	100.0%	$90,551	11.7%

Costs of revenue
Direct costs	608,536	543,117	70.2	69.9	65,419	12.0
Indirect costs and selling expenses	185,247	172,603	21.4	22.2	12,644	7.3
Depreciation and amortization	14,060	13,546	1.6	1.8	514	3.8

Total costs of revenue	807,843	729,266	93.2	93.9	78,577	10.8

Income from operations	59,435	47,461	6.8	6.1	11,974	25.2
Interest expense and other, net	5,991	7,124	0.7	0.9	(1,133)	(15.9)

Income before income taxes	53,444	40,337	6.1	5.2	13,107	32.5
Income taxes	19,945	14,233	2.3	1.8	5,712	40.1

Net income before noncontrolling interest in earnings of joint venture	33,499	26,104	3.8	3.4	7,395	28.3
Noncontrolling interest in earnings of joint venture	(264)	(52)	—	—	(212)

Net income attributable to CACI	$33,235	$26,052	3.8%	3.4%	$7,183	27.6%

Income from operations for the three months ended December 31, 2010 was $59.4 million. This was an increase of $12.0 million, or 25.2 percent, from income from operations of $47.5 million for the three months ended December 31, 2009. Our operating margin was 6.8 percent and 6.1 percent for the three months ended December 31, 2010 and 2009, respectively.

As a percentage of revenue, direct costs were 70.2 percent and 69.9 percent for the three months ended December 31, 2010 and 2009, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. Direct labor was $211.8 million and $196.1 million for the three months ended December 31, 2010 and 2009, respectively. This increase in direct labor was attributable primarily to organic growth. ODCs were $396.7 million and $347.1 million during the three months ended December 31, 2010 and 2009, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR services within our Strategic Services Sourcing contract.

Indirect costs and selling expenses include fringe benefits, marketing expenses, bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 21.4 percent and 22.2 percent for the three months ended December 31, 2010 and 2009, respectively. The decrease in indirect costs and selling expenses as a percentage of revenue was primarily a result of controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect costs and selling expenses. Total stock-based compensation expense, a component of indirect costs, was $3.5 million and $6.1 million for the three months ended December 31, 2010 and 2009. Stock-based compensation expense for the three months ended December 31, 2010 was favorably impacted by higher forfeitures. Stock-based compensation expense for the three months ended December 31, 2009 reflected additional expense recorded during that quarter attributable to the August 2008 performance-based restricted stock unit grant based upon the then-current estimate of performance during the performance measurement period.

Depreciation and amortization expense was $14.1 million and $13.5 million for the three months ended December 31, 2010 and 2009, respectively. The increase of $0.5 million, or 3.8 percent, was primarily the result of amortization expense attributable to intangibles acquired in the Company’s recent acquisitions offset in part by a decrease in amortization on externally marketed software.

Interest expense and other, net decreased $1.1 million, or 15.9 percent, during the three months ended December 31, 2010 as compared to the same period a year ago. The decrease was primarily due to lower interest rates and reduced interest expense as a result of the lower debt outstanding during the six months ended December 31, 2010.

Interest expense for the three months ended December 31, 2010 includes the write off of $0.5 million of unamortized debt issuance costs associated with the Company’s former credit facility which was terminated on October 21, 2010 and replaced by its current credit facility. See Liquidity and Capital Resources for additional information.

The effective tax rate was 37.5 percent and 35.3 percent during the three months ended December 31, 2010 and 2009, respectively. The tax rates reported in the second quarter of both FY2011 and FY2010 were favorably impacted by non-taxable gains on assets invested in corporate-owned life insurance policies to date. If gains or losses on these investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2011.

Results of Operations for the Six Months Ended December 31, 2010 and 2009

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the six months ended December 31, 2010 and 2009, respectively:

	Six Months Ended December 31,				Change
(amounts in thousands)	2010		2009		$	%
Department of Defense	$1,343,231	78.9%	$1,174,962	77.5%	$168,269	14.3%
Federal civilian agencies	269,902	15.9	262,747	17.3	7,155	2.7
Commercial and other	81,262	4.8	69,220	4.6	12,042	17.4
State and local governments	6,854	0.4	9,316	0.6	(2,462)	(26.4)

Total	$1,701,249	100.0%	$1,516,245	100.0%	$185,004	12.2%

For the six months ended December 31, 2010, total revenue increased by 12.2 percent, or $185.0 million, over the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD customers and was generated from both organic growth and acquired revenue. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the six months ended December 31, 2010 was $30.3 million, which included $8.7 million from our recent acquisitions of TechniGraphics and ASR.

Revenue from existing operations increased by 10.2 percent or $154.7 million, for the six months ended December 31, 2010. This organic growth was driven by both an increase in our direct labor and a significant increase in ODCs. ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 14.3 percent, or $168.3 million, for the six months ended December 31, 2010, as compared to the same period a year ago. $15.4 million of the increase was attributable to acquired DoD revenue and the remaining $152.9 million of the increase was attributable to revenue from existing operations. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the commands in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 2.7 percent, or $7.2 million, for the six months ended December 31, 2010, as compared to the same period a year ago. Of the federal civilian agency revenue growth, $5.7 million was attributable to existing operations and $1.5 million was attributable to acquisitions. Approximately 17.3 percent of the federal civilian agency revenue for the year was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $46.6 million and $37.3 million for the six months ended December 31, 2010 and 2009, respectively. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial revenue increased 17.4 percent, or $12.0 million, during the six months ended December 31, 2010, as compared to the same period a year ago. This increase is primarily attributable to recent acquisitions. Commercial revenue is derived from both international and domestic operations. International operations accounted for 69.9 percent, or $56.8 million, of total commercial revenue, while domestic operations accounted for 30.1 percent, or $24.4 million.

Revenue from state and local governments decreased by 26.4 percent, or $2.5 million, for the six months ended December 31, 2010, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the six months ended December 31, 2010 and 2009. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the six months ended December 31, 2010 and 2009, respectively.

	Dollar Amount		Percentage of Revenue
	Six Months Ended December 31,		Six Months Ended December 31,		Change
(dollars in thousands)	2010	2009	2010	2009	$	%
Revenue	$1,701,249	$1,516,245	100.0%	100.0%	$185,004	12.2%

Costs of revenue
Direct costs	1,198,006	1,053,657	70.4	69.5	144,349	13.7
Indirect costs and selling expenses	364,569	344,398	21.5	22.7	20,171	5.9
Depreciation and amortization	27,142	24,701	1.6	1.6	2,441	9.9

Total costs of revenue	1,589,717	1,422,756	93.5	93.8	166,961	11.7

Income from operations	111,532	93,489	6.5	6.2	18,043	19.3
Interest expense and other, net	11,824	14,386	0.7	1.0	(2,562)	(17.8)

Income before income taxes	99,708	79,103	5.8	5.2	20,605	26.0
Income taxes	37,384	28,918	2.2	1.9	8,466	29.3

Net income before noncontrolling interest in earnings of joint venture	62,324	50,185	3.6	3.3	12,139	24.2
Noncontrolling interest in earnings of joint venture	(434)	(278)	—	—	(156)	56.1

Net income attributable to CACI	$61,890	$49,907	3.6%	3.3%	$11,983	24.0%

Income from operations for the six months ended December 31, 2010 was $111.5 million. This is an increase of $18.0 million, or 19.3 percent, from income from operations of $93.5 million for the six months ended December 31, 2009. Our operating margin was 6.5 percent up from 6.2 percent during the same period a year ago.

As a percentage of revenue, direct costs were 70.4 percent and 69.5 percent for the six months ended December 31, 2010 and 2009, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. Direct labor was $422.9 million and $392.8 million for the six months ended December 31, 2010 and 2009, respectively. This increase in direct labor was attributable to both organic growth and acquisitions. ODCs were $775.1 million and $660.9 million during the six months ended December 31, 2010 and 2009, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR integration services within our S3 contract along with the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 21.5 percent and 22.7 percent for the six months ended December 31, 2010 and 2009, respectively. This decrease was primarily the result of integrating acquired businesses, controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect cost and selling expenses. A component of indirect costs and selling expenses is stock-based compensation expense. Total stock-based compensation expense was $8.4 million and $12.7 million for the six months ended December 31, 2010 and 2009, respectively, and decreased primarily due to higher forfeitures in the six months ended December 31, 2010, the timing of the annual grant of equity instruments, and increased stock-based compensation expense during the six months ended December 31, 2009 as a result of the then-current estimate of performance during the performance measurement period for the August 2008 performance-based RSU grant.

Depreciation and amortization expense was $27.1 million and $24.7 million for the six months ended December 31, 2010 and 2009, respectively. This increase of $2.4 million, or 9.9 percent, is primarily the result of amortization expense attributable to acquired intangibles offset by a decrease in amortization on externally marketed software.

Interest expense and other, net decreased $2.6 million, or 17.8 percent, during the six months ended December 31, 2010 as compared to the same period a year ago. The decrease was primarily due to lower interest rates and lower debt outstanding.

The effective tax rate was 37.7 percent and 36.7 percent during the six months ended December 31, 2010 and 2009, respectively. The effective tax rate for both the six months ended December 31, 2010 and 2009 was favorably impacted by non-taxable gains on assets invested in corporate-owned life insurance policies year-to-date. If gains or losses on those investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2011.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs.

At December 31, 2010, we had a $750.0 million credit facility (the Credit Facility), which included a $600.0 million revolving credit facility (the Revolving Facility) and a $150.0 million term loan (the Term Loan). At December 31, 2010, $150.0 million was outstanding under the Term Loan, no amounts were outstanding under the Revolving Facility and we had no outstanding letters of credits. The Credit Facility was entered into on October 21, 2010 and replaced the Company’s previous credit facility which was terminated on such date. The Credit Facility has an accordion feature that will allow the facility to be expanded by an additional $200 million with applicable lender approvals. The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon the Company’s consolidated total leverage ratio. The Credit Facility is subject to affirmative, negative, and financial covenants that are customary for this type of credit agreement.

Effective May 16, 2007, we issued the Notes which mature on May 1, 2014, in a private placement pursuant to Rule 144A of the Securities Act of 1933. The Notes are subordinate to our senior secured debt, and interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of December 31, 2010, none of the conditions permitting conversion of the Notes had been satisfied.

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

The contingently issuable shares that may result from the conversion of the Notes are not included in our diluted share count for the three or six month periods ended December 31, 2010 or 2009, because our average stock price during those periods was below the conversion price. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs have been reclassified to shareholders’ equity. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of our common stock.

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

We also maintain two additional lines of credit, one in the U.K., and one under a joint venture that we consolidate. The total amount available under the line-of-credit facility in the U.K., which is cancelable at any time upon notice from the bank, is 0.5 million pounds sterling. The amount available under the joint venture’s line of credit is $1.5 million. This line of credit is scheduled to expire in September 2011. As of December 31, 2010, the Company had no outstanding borrowings under either of these lines of credit.

Cash and cash equivalents were $46.7 million and $254.5 million at December 31, 2010 and June 30, 2010, respectively. Our operating cash flow was $69.3 million for the six months ended December 31, 2010 as compared to $67.1 million in the same period a year ago. This increase in operating cash flows during the six months ended December 31, 2010 as compared to the year earlier is due primarily to profits earned during the current quarter and our strong operational processes. Days-sales-outstanding were 58 at December 31, 2010, and 62 at December 31, 2009.

We used cash in investing activities of $136.2 million and $78.3 million for the six months ended December 31, 2010 and 2009, respectively. This increase was primarily the result of acquisitions completed during the quarter ended December 31, 2010. This was partially offset by lower capital expenditures incurred in connection with our consolidation of office space in a new building in Northern Virginia during the six-month period ended December 31, 2009.

Cash used in financing activities was $141.6 million in the six months ended December 31, 2010 as compared to $47.9 million in the six months ended December 31, 2009. During the six months ended December 31, 2010, we prepaid our then-outstanding term loan in connection with entering into the Credit Facility and used $18.2 million to repurchase 0.4 million shares of our common stock pursuant to a plan approved by our Board of Directors in June 2010.

Cash flows from financing activities include proceeds received from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan (ESPP) totaling $12.7 million and $5.4 million during the six months ended December 31, 2010 and 2009, respectively. These amounts were offset by cash used to purchase stock to fulfill obligations under the ESPP. Cash used to acquire stock under the ESPP was $1.7 million during each of the six month periods ended December 31.

We believe that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under the Credit Facility and the Notes will depend on our future financial performance which will be affected by many factors outside of our control, including worldwide economic and financial market conditions.

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 15 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2010. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the revolving facility component of the Credit Facility when issued. We currently have no outstanding letters of credit. We have no other material off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The interest rates on the Credit Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps and caps. We have maintained hedging relationships with various counterparties in recent years, including two interest rate swap agreements that expired in December 2009. These agreements allowed us to exchange a portion of our variable rate debt for fixed rate debt. We have not entered into new interest rate swaps at this time due to the relatively favorable interest rate environment. Our interest expense on our variable rate debt would have fluctuated by approximately $0.9 million for the six months ended December 31, 2010 with every one percent fluctuation in the applicable interest rates.

Approximately 3.3 percent and 3.9 percent of our total revenue in the six months ended December 31, 2010 and 2009, respectively, was derived from our international operations in the U.K. Our practice in the U.K. is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2010 we held a combination of euros and pounds sterling in the U.K. equivalent to approximately $15.4 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2010.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2010.

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

Since the filing of Registrant’s report described above, on October 4, 2010, the Supreme Court of the United States invited the United States Solicitor General to file a brief expressing the views of the United States on the plaintiffs’ petition for certiorari. The plaintiffs’ certiorari petition remains pending.

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

Since the filing of Registrant’s report described above, on October 4, 2010, the Supreme Court of the United States invited the United States Solicitor General to file a brief expressing the views of the United States on the plaintiffs’ petition for certiorari. The plaintiffs’ certiorari petition remains pending.

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

Set forth below are equity securities purchased during the three months ended December 31, 2010 in order to satisfy our obligations under the Employee Stock Purchase Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2010	20,537	$44.00	759,952	240,048
November 2010	—	—	—	—
December 2010	—	—	—	—

Total	20,537	$44.00	759,952	240,048

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

None

Item 5.	Other Information

None

Item 6.	Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company		8-K	July 11, 2003	4.1

10.1	Credit Agreement by and among CACI International Inc as borrower; Bank of America, N.A. as administrative agent, swing line lender and L/C issuer; JPMorgan Chase Bank N.A. as syndication agent; and each of the lenders named therein		8-K	October 27, 2010	10.1

10.2	Form of Performance Restricted Stock Unit Grant Agreement between CACI International Inc and certain employees	X

10.3	Form of Non-Employee Director Restricted Stock Unit Grant Agreement	X

10.4	Form of Restricted Stock Unit Grant Agreement for grantees enrolled in the Management Stock Purchase Plan of CACI International Inc	X

10.5	Addendum to Employee Agreement and Severance Compensation Agreement Dated December 3, 2010 between Randall C. Fuerst and CACI International Inc*	X

31.1	Section 302 Certification Paul M. Cofoni	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Paul M. Cofoni	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101	The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows (iv) Consolidated Statements of Comprehensive Income, and (v) Notes to Condensed Consolidated Financial Statements**

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
**	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: February 4, 2011	By:	/s/ Paul M. Cofoni
Paul M. Cofoni
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 4, 2011	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: February 4, 2011	By:	/s/ Carol P. Hanna
Carol P. Hanna
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)