Form 10-Q
period 2011-03-31
CACI INTERNATIONAL INC /DE/
filed 2011-05-06
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of May 2, 2011: CACI International Inc Common Stock, $0.10 par value, 30,112,880 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item  1. Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue	$913,369	$784,169

Costs of revenue:
Direct costs	645,404	551,191
Indirect costs and selling expenses	191,403	171,451
Depreciation and amortization	14,777	14,205

Total costs of revenue	851,584	736,847

Income from operations	61,785	47,322
Interest expense and other, net	5,674	6,488

Income before income taxes	56,111	40,834
Income taxes	19,397	14,055

Net income before noncontrolling interest in earnings of joint venture	36,714	26,779
Noncontrolling interest in earnings of joint venture	(287)	(71)

Net income attributable to CACI	$36,427	$26,708

Basic earnings per share	$1.20	$0. 89

Diluted earnings per share	$1.16	$0. 87

Weighted-average basic shares outstanding	30,373	30,171

Weighted-average diluted shares outstanding	31,300	30,641

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended March 31,
	2011	2010
Revenue	$2,614,618	$2,300,414

Costs of revenue:
Direct costs	1,843,410	1,604,848
Indirect costs and selling expenses	555,972	515,849
Depreciation and amortization	41,919	38,906

Total costs of revenue	2,441,301	2,159,603

Income from operations	173,317	140,811
Interest expense and other, net	17,498	20,874

Income before income taxes	155,819	119,937
Income taxes	56,781	42,973

Net income before noncontrolling interest in earnings of joint venture	99,038	76,964
Noncontrolling interest in earnings of joint venture	(721)	(349)

Net income attributable to CACI	$98,317	$76,615

Basic earnings per share	$3.24	$2.55

Diluted earnings per share	$3.16	$2.51

Weighted-average basic shares outstanding	30,321	30,104

Weighted-average diluted shares outstanding	31,102	30,561

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	March 31, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$98,348	$254,543
Accounts receivable, net	573,112	531,033
Prepaid expenses and other current assets	55,935	55,170

Total current assets	727,395	840,746
Goodwill	1,266,074	1,161,861
Intangible assets, net	117,540	108,298
Property and equipment, net	60,549	58,666
Other long-term assets	98,855	75,195

Total assets	$2,270,413	$2,244,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$278,653
Accounts payable	101,081	98,421
Accrued compensation and benefits	166,701	152,790
Other accrued expenses and current liabilities	167,909	128,559

Total current liabilities	443,191	658,423
Long-term debt, net of current portion	401,435	252,451
Deferred income taxes	66,168	42,990
Other long-term liabilities	98,920	117,747

Total liabilities	1,009,714	1,071,611

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 40,167 and 39,366 shares issued, respectively	4,017	3,937
Additional paid-in capital	495,824	468,959
Retained earnings	892,594	794,277
Accumulated other comprehensive loss	(3,259)	(9,807)
Noncontrolling interest in joint venture	2,471	2,442
Treasury stock, at cost (9,981 and 9,117 shares, respectively)	(130,948)	(86,653)

Total shareholders’ equity	1,260,699	1,173,155

Total liabilities and shareholders’ equity	$2,270,413	$2,244,766

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before noncontrolling interest in earnings of joint venture	$99,038	$76,964
Reconciliation of net income before noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	41,919	38,906
Non-cash interest expense	8,359	7,811
Amortization of deferred financing costs	2,274	1,819
Stock-based compensation expense	13,109	17,950
Deferred income tax expense (benefit)	7,805	(2,076)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(24,787)	(41,737)
Prepaid expenses and other assets	(15,314)	(11,517)
Accounts payable and other accrued expenses	5,615	19,672
Accrued compensation and benefits	6,392	4,888
Income taxes payable and receivable	(9,079)	(2,245)
Other liabilities	11,508	12,512

Net cash provided by operating activities	146,839	122,947

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,170)	(20,519)
Cash paid for business acquisitions, net of cash acquired	(129,621)	(88,059)
Investment in unconsolidated joint venture, net	(5,451)	—
Other	749	945

Net cash used in investing activities	(143,493)	(107,633)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities, net of financing costs	193,978	—
Principal payments made under bank credit facilities	(330,528)	(52,857)
Proceeds from employee stock purchase plans	3,264	3,658
Proceeds from exercise of stock options	18,136	5,455
Repurchases of common stock	(47,040)	(2,610)
Other	1,291	(56)

Net cash used in financing activities	(160,899)	(46,410)

Effect of exchange rate changes on cash and cash equivalents	1,358	(2,645)

Net decrease in cash and cash equivalents	(156,195)	(33,741)
Cash and cash equivalents, beginning of period	254,543	208,488

Cash and cash equivalents, end of period	$98,348	$174,747

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$57,338	$50,948

Cash paid during the period for interest	$6,486	$9,143

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	$2,554	$16,545

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net income before noncontrolling interest in earnings of joint venture	$36,714	$26,779	$99,038	$76,964
Change in foreign currency translation adjustment	3,692	(4,871)	6,547	(7,101)
Effect of changes in actuarial assumptions and recognition of prior service cost	1	—	1	(47)
Change in fair value of interest rate swap agreements, net	—	—	—	1,045

Comprehensive income	$40,407	$21,908	$105,586	$70,861

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

Under ASC 855, Subsequent Events, the Company is required to assess the existence or occurrence of any events occurring after March 31, 2011 that may require recognition or disclosure in the financial statements as of and for the three and nine months ended March 31, 2011. The Company has evaluated all events and transactions that occurred after March 31, 2011, and found that during this period it did not have any subsequent events requiring financial statement recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of March 31, 2011 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities. The fair value of the Company’s $300.0 million of 2.125 percent convertible senior subordinated notes issued May 16, 2007 and that mature on May 16, 2014 (the Notes) is based on quoted market prices. See Note 5.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2010. The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13) which amends ASC Topic 605, Revenue Recognition. This accounting update establishes a hierarchy for determining the value of each element within a multiple deliverable arrangement. ASU 2009-13 was effective for the Company beginning July 1, 2010 and applies to arrangements entered into on or after that date. The adoption of ASU 2009-13 did not have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14), which updates ASC Topic 985, Software. ASU 2009-14 clarifies which accounting guidance should be used for purposes of measuring and allocating revenue for arrangements that contain both tangible products and software, and where the software is more than incidental to the tangible product as a whole. ASU 2009-14 was effective for the Company’s fiscal year beginning July 1, 2010 and applies to arrangements entered into on or after that date. The adoption of ASU 2009-14 did not have a material impact on the Company’s financial position or results of operations.

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

On November 1, 2010, the Company completed two acquisitions: (1) 100 percent of the outstanding stock of TechniGraphics, Inc, a provider of imaging and geospatial services to the U.S. government and (2) 100 percent of the outstanding stock of Applied Systems Research, Inc, a provider of technical services and products to the U.S. government. The combined purchase consideration to acquire these two companies was $127.5 million. The Company has completed its valuation of the businesses acquired and has recognized fair values of the assets acquired and liabilities assumed. The Company has allocated $95.4 million to goodwill and $36.8 million to other intangible assets, primarily customer contracts. On February 10, 2011, the Company completed the acquisition of 100 percent of the outstanding stock of Chronotech b.v., a Dutch company specializing in advanced on-line applications for government and commercial organizations, primarily within the education market, for approximately $4.9 million. The three acquired businesses generated an aggregate of $23.2 million of revenue from their dates of acquisition through March 31, 2011.

4.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2011	June 30, 2010

Customer contracts and related customer relationships	$291,129	$253,031
Acquired technologies	27,177	27,177
Covenants not to compete	3,069	2,373
Other	1,637	1,631

Intangible assets	323,012	284,212
Less accumulated amortization	(205,472)	(175,914)

Total intangible assets, net	$117,540	$108,298

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all customer contracts and related customer relationships as of March 31, 2011 is 8.5 years, and the weighted-average remaining period of amortization is 6.9 years. The weighted-average period of amortization for acquired technologies as of March 31, 2011 is 6.7 years, and the weighted-average remaining period of amortization is 6.0 years. See Note 3 for information on acquisitions since July 1, 2010.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Expected amortization expense for the remainder of the fiscal year ending June 30, 2011, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2011 (three months)	$9,507
2012	29,220
2013	21,664
2014	17,854
2015	13,300
Thereafter	25,995

Total intangible assets, net	$117,540

5.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2011	June 30, 2010

Convertible notes payable	$300,000	$300,000
Bank credit facility – term loans	148,125	278,653

Principal amount of long-term debt	448,125	578,653
Less unamortized discount	(39,190)	(47,549)

Total long-term debt	408,935	531,104
Less current portion	(7,500)	(278,653)

Long-term debt, net of current portion	$401,435	$252,451

Bank Credit Facility

As of March 31, 2011, the Company had a $750.0 million credit facility (the Credit Facility), which consisted of a $600.0 million revolving credit facility (the Revolving Facility) and a $150.0 million term loan (the Term Loan). The Revolving Facility has subfacilities of $50.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. The Credit Facility was entered into on October 21, 2010 and replaced the Company’s then outstanding term loan and revolving credit facility.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $600.0 million, with an expiration date of October 21, 2015. As of March 31, 2011, the Company had no borrowings outstanding under the Revolving Facility and no outstanding letters of credit. On April 8, 2011, in preparation for the possible shutdown of the United States government, the Company borrowed $150.0 million under the Revolving Facility. The entire amount was repaid on April 11, 2011, after the United States Congress agreed on a budget for its fiscal year ending September 30, 2011. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

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

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon the Company’s consolidated total leverage ratio. As of March 31, 2011, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.29 percent.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility. Since the inception of the Credit Facility, the Company has been in compliance with all of the financial covenants. A majority of the Company’s assets serve as collateral under the Credit Facility.

The Company capitalized $6.0 million of debt issuance costs associated with the origination of the Credit Facility. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. The unamortized balance of $5.5 million at March 31, 2011 is included in other assets. Unamortized debt issuance costs of $0.5 million associated with the Company’s former credit facility were expensed in full upon the October 21, 2010 termination of such facility.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of the Notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of March 31, 2011, none of the conditions permitting conversion of the Notes had been satisfied.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The fair value of the liability component of the Notes was calculated to be $221.9 million at May 16, 2007, the date of issuance. The excess of the $300.0 million of gross proceeds over the $221.9 million fair value of the liability component, or $78.1 million, represents the fair value of the equity component, which has been recorded, net of income tax effect, as additional paid-in capital within shareholders’ equity. This $78.1 million difference represents a debt discount that is amortized over the seven-year term of the Notes as a non-cash component of interest expense. For the three and nine months ended March 31, 2011 and 2010, the components of interest expense related to the Notes were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Coupon interest	$1,594	$1,594	$4,781	$4,781
Non-cash amortization of discount	2,837	2,651	8,359	7,811
Amortization of issuance costs	205	205	615	615

Total	$4,636	$4,450	$13,755	$13,207

The balance of the unamortized discount as of March 31, 2011 and June 30, 2010, was $39.2 million and $47.5 million, respectively. The discount will continue to be amortized as additional, non-cash interest expense over the remaining term of the Notes (through May 1, 2014) using the effective interest method as follows (in thousands):

Fiscal year ending June 30,	Amount Amortized During Period
2011 (three months)	$2,877
2012	12,024
2013	12,868
2014	11,421

$39,190

The fair value of the Notes as of March 31, 2011 was $375.0 million based on quoted market values.

On a weighted average basis, the contingently issuable shares that may result from the conversion of the Notes were included in CACI’s diluted share count for the three and nine months ended March 31, 2011 because CACI’s $56.88 average stock price during the three months ended March 31, 2011 was above the conversion price of $54.65 per share. The contingently issuable shares were not included in CACI’s diluted share count for the three or nine months ended March 31, 2010 because CACI’s average stock price during those periods was below the conversion price. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs attributable to the embedded conversion option was recorded in additional paid-in capital. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

JV Bank Credit Facility

eVenture Technologies LLC (eVentures), a joint venture between the Company and ActioNet, Inc., entered into a $1.5 million revolving credit facility (the JV Facility). The JV Facility is a four-year, guaranteed facility that permits continuously renewable borrowings of up to $1.5 million with an expiration date of the earliest of September 14, 2011; the date of any restatement, refinancing, or replacement of the Credit Facility without the lender acting as the sole and exclusive administrative agent; or termination of the Credit Facility. Borrowings under the JV Facility bear interest at the lender’s prime rate plus 1.0 percent. eVentures pays a fee of 0.25 percent on the unused portion of the JV Facility. As of March 31, 2011, eVentures had no borrowings outstanding under the JV Facility.

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

The effects of derivative instruments in the condensed consolidated statements of operations and accumulated other comprehensive loss for the three and nine months ended March 31, 2011 and 2010 is as follows (in thousands):

	Derivatives in ASC 815 cash flow hedging relationships
	Interest Rate Swaps
	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Gain recognized in comprehensive income (effective portion)	$—	$—	$—	$1,045

Loss reclassified to earnings from accumulated other comprehensive loss (effective portion)	$—	$—	$—	$(1,817)
Gain recognized in earnings (ineffective portion)	—	—	—	—

	$—	$—	$—	$(1,817)

As of March 31, 2011, the Company had no outstanding derivative instruments.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The aggregate maturities of long-term debt at March 31, 2011 are as follows (in thousands):

Twelve months ending March 31,
2012	$7,500
2013	7,500
2014	9,375
2015	315,000
2016	108,750

448,125
Less unamortized discount	(39,190)

Total long-term debt	$408,935

6.	Commitments and Contingencies

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

In December 2010, the Defense Contract Management Agency (DCMA) issued a letter to the Company with its determination that the Company improperly allocated certain legal costs incurred in connection with the Iraq investigations described above. The Company does not agree with the DCMA’s findings and filed a notice of appeal to the Armed Services Board of Contract Appeals on March 9, 2011. The Company has accrued its current best estimate of the potential outcome within its estimated range of zero to $2.9 million.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Stock-based compensation included in indirect costs and selling expenses:
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	$959	$1,907	$2,759	$6,526
Restricted stock and restricted stock unit (RSU) expense	3,737	3,298	10,350	11,424

Total stock-based compensation expense	$4,696	$5,205	$13,109	$17,950

Income tax benefit recognized for stock-based compensation expense	$1,631	$1,773	$4,799	$6,449

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

The total number of shares authorized by shareholders for grants under the 1996 and 2006 Plans is 10,950,000 as of March 31, 2011. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of March 31, 2011, cumulative grants of 11,483,486 equity instruments underlying the shares authorized have been awarded, and 2,258,994 of these instruments have been forfeited.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Activity related to SSARs/non-qualified stock options and RSUs/restricted shares issued under the 1996 and 2006 Plans during the nine months ended March 31, 2011 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs/ Restricted Shares
Outstanding, June 30, 2010	3,086,428	949,630
Granted	—	795,107
Exercised/Issued	(672,205)	(345,914)
Forfeited/Lapsed	(157,102)	(69,687)

Outstanding, March 31, 2011	2,257,121	1,329,136

Weighted average grant date fair value for RSUs/restricted shares		$43.73

As of March 31, 2011, there was $4.4 million of total unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted average period of 1.6 years, and $22.3 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 2.6 years.

8.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, those RSUs that are no longer subject to a market or performance condition and shares of common stock issuable upon conversion of the Notes. The PRSUs granted in September 2010 are excluded from the calculation of diluted earnings per share as the underlying contingency has not yet been satisfied. These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved. During the nine months ended March 31, 2011, the Company purchased 0.9 million shares of its common stock for $44.3 million, pursuant to a plan approved by the Company’s Board of Directors in June 2010. The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net income attributable to CACI	$36,427	$26,708	$98,317	$76,615

Weighted average number of basic shares outstanding during the period	30,373	30,171	30,321	30,104
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	712	470	709	457
Dilutive effect of the Notes	215	—	72	—

Weighted average number of diluted shares outstanding during the period	31,300	30,641	31,102	30,561

Basic earnings per share	$1.20	$0. 89	$3.24	$2.55

Diluted earnings per share	$1.16	$0. 87	$3.16	$2.51

9.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. During the Company’s year ended June 30, 2010, the Internal Revenue Service completed its field audit of the Company’s consolidated federal income tax returns for the years ended June 30, 2005 through 2007 and earlier years in

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

connection with amended returns and carryback claims filed by the Company. The Company received the refunds reflected on its amended returns and carryback claims, as adjusted for the results of the field audit, during the three month period ended September 30, 2010. During the three month period ended March 31, 2011, the Internal Revenue Service concluded its examination of the Company’s year ended June 30, 2008 with no significant audit adjustments to a previously recorded refund receivable. The Company expects to collect this receivable by June 30, 2011. The Company is currently under examination by three state jurisdictions and one foreign jurisdiction for years ended June 30, 2003 through June 30, 2009. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of March 31, 2011 and June 30, 2010 was $5.9 million and $5.2 million, respectively. Of the $5.9 million unrecognized tax benefit at March 31, 2011, $2.6 million, if recognized, would impact the Company’s effective tax rate.

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

	Domestic	International	Total
Three Months Ended March 31, 2011
Revenue from external customers	$881,075	$32,294	$913,369
Net income attributable to CACI	33,585	2,842	36,427
Three Months Ended March 31, 2010
Revenue from external customers	$754,206	$29,963	$784,169
Net income attributable to CACI	24,643	2,065	26,708

Nine Months Ended March 31, 2011
Revenue from external customers	$2,525,505	$89,113	$2,614,618
Net income attributable to CACI	92,133	6,184	98,317
Nine Months Ended March 31, 2010
Revenue from external customers	$2,211,829	$88,585	$2,300,414
Net income attributable to CACI	70,469	6,146	76,615

11.	Fair Value of Financial Instruments

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

As of March 31, 2011, the Company’s financial instruments measured at fair value included non-corporate owned life insurance (COLI) money market investments and mutual funds held in the Company’s supplemental retirement savings plan (the Supplemental Savings Plan), the obligations to participants under the same plan, and contingent consideration in connection with business combinations completed during the year ended June 30, 2010. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	Fair Value

Non-COLI assets held in connection with the Supplemental Savings Plan	Long-term asset	Level 1	$5,357
Obligations under the Supplemental Savings Plan	Current liability	Level 2	$4,036
Obligations under the Supplemental Savings Plan	Long-term liability	Level 2	$61,843
Contingent consideration	Current liability	Level 3	$32,336

Changes in the fair value of the assets held in connection with the Supplemental Savings Plan, as well as changes in the related deferred compensation obligation, are recorded in indirect costs and selling expenses.

During the year ended June 30, 2010, the Company completed three acquisitions, all of which contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two year periods subsequent to each acquisition. The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each reporting period, the fair value of the contingent consideration is remeasured and any changes are recorded in indirect costs and selling expenses. During the three months ended March 31, 2011, this remeasurement resulted in a $2.6 million decrease in the liability recorded. For the nine months ended March 31, 2011 this remeasurement resulted in a $1.9 million decrease in the liability recorded.

12.	Subsequent Event

On May 2, 2011, the Company announced that its Board of Directors had authorized the expenditure of up to $175.0 million for the purchase of the Company’s common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements, and other market conditions.

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

We are a leading provider of professional services and information technology solutions to the U.S. government. We derived 94.8 percent of our revenue during each of the nine months ended March 31, 2011 and 2010 from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments and commercial customers. Our major service offerings are as follows:

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

•

C4ISR solutions and services – We provide rapid response services in support of military missions in a coordinated and controlled operational setting. We support the military efforts to ensure delivery and sustainment of integrated, enterprise-wide, Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) programs. We integrate sensors, mission applications, and systems that connect with DoD data networks.

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

We face some uncertainties due to the current business environment and we continue to experience a number of protests of major contract awards. In addition, many of our federal government contracts require us to have varying levels and types of security clearances and employ personnel with specific levels of education and work experience. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense. In addition, a shift of expenditures away from programs that we support could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty, or to decide not to exercise options to renew contracts. Among the factors that could affect our federal government contracting business are the continued demand and priority of funding for combat operations in Afghanistan, an increase in set-asides for small businesses, and budgetary priorities limiting or delaying federal government spending in general.

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

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,				Change
(dollars in thousands)	2011		2010		$	%
Department of Defense	$735,639	80.5%	$611,884	78.0%	$123,755	20.2%
Federal civilian agencies	129,349	14.2	130,661	16.7	(1,312)	(1.0)
Commercial and other	44,917	4.9	37,867	4.8	7,050	18.6
State and local governments	3,464	0.4	3,757	0.5	(293)	(7.8)

Total	$913,369	100.0%	$784,169	100.0%	$129,200	16.5%

For the three months ended March 31, 2011, total revenue increased by 16.5 percent, or $129.2 million, over the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD and was generated both from organic growth and from acquisitions completed since December 31, 2009. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the three months ended March 31, 2011 was $17.0 million.

Revenue from existing operations increased by 14.3 percent, or $112.2 million, for the three months ended March 31, 2011. This organic growth was driven by both an increase in our direct labor and an increase in other direct costs (ODCs). ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 20.2 percent, or $123.8 million, for the three months ended March 31, 2011, as compared to the same period a year ago. $11.7 million of the increase was attributable to acquired DoD revenue and the remaining $112.1 million of the increase was attributable to revenue from existing operations. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the commands in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies decreased 1.0 percent, or $1.3 million, for the three months ended March 31, 2011, as compared to the same period a year ago. The decrease is attributable in part to material purchases during the three months ended March 31, 2010 in the start-up phase of one project. Approximately 16.7 percent of the federal civilian agency revenue for the quarter was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $21.6 million and $19.7 million for the three months ended March 31, 2011 and 2010, respectively. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 18.6 percent, or $7.1 million, during the three months ended March 31, 2011, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 71.9 percent, or $32.3 million, of total commercial revenue, while domestic operations accounted for 28.1 percent, or $12.6 million. The increase in commercial revenue is attributable to both international and domestic operations.

Revenue from state and local governments decreased by 7.8 percent, or $0.3 million, for the three months ended March 31, 2011, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended March 31, 2011 and 2010. Our continued focus on federal government opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended March 31, 2011 and 2010, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended March 31,		Three Months Ended March 31,		Change
(dollars in thousands)	2011	2010	2011	2010	$	%
Revenue	$913,369	$784,169	100.0%	100.0%	$129,200	16.5%

Costs of revenue
Direct costs	645,404	551,191	70.6	70.3	94,213	17.1
Indirect costs and selling expenses	191,403	171,451	21.0	21.9	19,952	11.6
Depreciation and amortization	14,777	14,205	1.6	1.8	572	4.0

Total costs of revenue	851,584	736,847	93.2	94.0	114,737	15.6

Income from operations	61,785	47,322	6.8	6.0	14,463	30.6
Interest expense and other, net	5,674	6,488	0.6	0.8	(814)	(12.5)

Income before income taxes	56,111	40,834	6.2	5.2	15,277	37.4
Income taxes	19,397	14,055	2.2	1.8	5,342	38.0

Net income before noncontrolling interest in earnings of joint venture	36,714	26,779	4.0	3.4	9,935	37.1
Noncontrolling interest in earnings of joint venture	(287)	(71)	—	—	(216)	304.2

Net income attributable to CACI	$36,427	$26,708	4.0%	3.4%	$9,719	36.4%

Income from operations for the three months ended March 31, 2011 was $61.8 million. This was an increase of $14.5 million, or 30.6 percent, from income from operations of $47.3 million for the three months ended March 31, 2010. Our operating margin was 6.8 percent and 6.0 percent for the three months ended March 31, 2011 and 2010, respectively. This increase in operating margin was primarily the result of strong direct labor growth and ongoing cost control.

As a percentage of revenue, direct costs were 70.6 percent and 70.3 percent for the three months ended March 31, 2011 and 2010, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. Direct labor was $233.3 million and $206.1 million for the three months ended March 31, 2011 and 2010, respectively. This increase in direct labor was attributable primarily to organic growth. ODCs were $412.1 million and $345.1 million during the three months ended March 31, 2011 and 2010, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR solutions and services within our Strategic Services Sourcing (S3) contract.

Indirect costs and selling expenses include fringe benefits, marketing expenses, bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 21.0 percent and 21.9 percent for the three months ended March 31, 2011 and 2010, respectively. The decrease in indirect costs and selling expenses as a percentage of revenue was primarily a result of controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect costs and selling expenses. In addition, indirect costs and selling expenses in the three months ended March 31, 2011 were reduced by a $2.6 million decrease in our contingent consideration liability related to acquisitions made during the year ended June 30, 2010. Total stock-based compensation expense, a component of indirect costs, was $4.7 million and $5.2 million for the three months ended March 31, 2011 and 2010, respectively. Stock-based compensation expense for the three months ended March 31, 2011 was favorably impacted by higher than expected forfeitures.

Depreciation and amortization expense was $14.8 million and $14.2 million for the three months ended March 31, 2011 and 2010, respectively. The increase of $0.6 million, or 4.0 percent, was primarily the result of amortization and depreciation expense attributable to intangibles and fixed assets acquired in the Company’s recent acquisitions, offset in part by a decrease in amortization on externally marketed software.

Interest expense and other, net decreased $0.8 million, or 12.5 percent, during the three months ended March 31, 2011 as compared to the same period a year ago. The decrease was primarily due to lower debt outstanding during the three months ended March 31, 2011.

The effective tax rate was 34.7 percent and 34.5 percent during the three months ended March 31, 2011 and 2010, respectively. The tax rates reported in the third quarter of both FY2011 and FY2010 were favorably impacted by non-taxable gains on assets invested in corporate-owned life insurance policies to date. If gains or losses on these investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in the fourth quarter of the year ending June 30, 2011.

Results of Operations for the Nine Months Ended March 31, 2011 and 2010

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the nine months ended March 31, 2011 and 2010, respectively:

	Nine Months Ended March 31,				Change
(amounts in thousands)	2011		2010		$	%
Department of Defense	$2,078,870	79.5%	$1,786,846	77.7%	$292,024	16.3%
Federal civilian agencies	399,251	15.3	393,408	17.1	5,843	1.5
Commercial and other	126,179	4.8	107,087	4.6	19,092	17.8
State and local governments	10,318	0.4	13,073	0.6	(2,755)	(21.1)

Total	$2,614,618	100.0%	$2,300,414	100.0%	$314,204	13.7%

For the nine months ended March 31, 2011, total revenue increased by 13.7 percent, or $314.2 million, over the same period a year ago. This growth in revenue resulted primarily from the higher volume of work from DoD customers and was generated from both organic growth and acquired revenue. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the nine months ended March 31, 2011 was $47.4 million.

Revenue from existing operations increased by 11.6 percent or $266.8 million, for the nine months ended March 31, 2011. This organic growth was driven by both an increase in our direct labor and a significant increase in ODCs. ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 16.3 percent, or $292.0 million, for the nine months ended March 31, 2011, as compared to the same period a year ago. $27.1 million of the increase was attributable to acquired DoD revenue and the remaining $264.9 million of the increase was attributable to revenue from existing operations. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the commands in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 1.5 percent, or $5.8 million, for the nine months ended March 31, 2011, as compared to the same period a year ago. Of the federal civilian agency revenue growth, $4.2 million was attributable to existing operations and $1.6 million was attributable to acquisitions. Approximately 17.1 percent of the federal civilian agency revenue for the year was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $68.2 million and $57.0 million for the nine months ended March 31, 2011 and 2010, respectively. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial revenue increased 17.8 percent, or $19.1 million, during the nine months ended March 31, 2011, as compared to the same period a year ago. This increase is primarily attributable to recent acquisitions. Commercial revenue is derived from both international and domestic operations. International operations accounted for 70.6 percent, or $89.1 million, of total commercial revenue, while domestic operations accounted for 29.4 percent, or $37.1 million.

Revenue from state and local governments decreased by 21.1 percent, or $2.8 million, for the nine months ended March 31, 2011, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the nine months ended March 31, 2011 and 2010. Our continued focus on federal government opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the nine months ended March 31, 2011 and 2010, respectively.

	Dollar Amount		Percentage of Revenue
	Nine Months Ended March 31,		Nine Months Ended March 31,		Change
(dollars in thousands)	2011	2010	2011	2010	$	%
Revenue	$2,614,618	$2,300,414	100.0%	100.0%	$314,204	13.7%

Costs of revenue
Direct costs	1,843,410	1,604,848	70.5	69.8	238,562	14.9
Indirect costs and selling expenses	555,972	515,849	21.3	22.4	40,123	7.8
Depreciation and amortization	41,919	38,906	1.6	1.7	3,013	7.7

Total costs of revenue	2,441,301	2,159,603	93.4	93.9	281,698	13.0

Income from operations	173,317	140,811	6.6	6.1	32,506	23.1
Interest expense and other, net	17,498	20,874	0.6	0.9	(3,376)	(16.2)

Income before income taxes	155,819	119,937	6.0	5.2	35,882	29.9
Income taxes	56,781	42,973	2.2	1.9	13,808	32.1

Net income before noncontrolling interest in earnings of joint venture	99,038	76,964	3.8	3.3	22,074	28.7
Noncontrolling interest in earnings of joint venture	(721)	(349)	—	—	(372)	106.6

Net income attributable to CACI	$98,317	$76,615	3.8%	3.3%	$21,702	28.3%

Income from operations for the nine months ended March 31, 2011 was $173.3 million. This is an increase of $32.5 million, or 23.1 percent, from income from operations of $140.8 million for the nine months ended March 31, 2010. Our operating margin was 6.6 percent, up from 6.1 percent, during the same period a year ago. This increase in operating margin was primarily the result of strong direct labor growth and ongoing cost control.

As a percentage of revenue, direct costs were 70.5 percent and 69.8 percent for the nine months ended March 31, 2011 and 2010, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. Direct labor was $656.1 million and $598.9 million for the nine months ended March 31, 2011 and 2010, respectively. This increase in direct labor was attributable to both organic growth and acquisitions. ODCs were $1.2 billion and $1.0 billion during the nine months ended March 31, 2011 and 2010, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR solutions and services within our S3 contract along with the impact of our recent acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 21.3 percent and 22.4 percent for the nine months ended March 31, 2011 and 2010, respectively. This decrease was primarily the result of integrating acquired businesses, controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect cost and selling expenses. In addition, indirect costs and selling expenses in the nine months ended March 31, 2011 were reduced by a $1.9 million decrease in our contingent consideration liability related to acquisitions made during the year ended June 30, 2010. A component of indirect costs and selling expenses is stock-based compensation expense. Total stock-based compensation expense was $13.1 million and $18.0 million for the nine months ended March 31, 2011 and 2010, respectively, and decreased primarily due to higher forfeitures in the nine months ended March 31, 2011, the timing of the annual grant of equity instruments, and increased stock-based compensation expense during the nine months ended March 31, 2010 as a result of the then-current estimate of performance during the performance measurement period for the August 2008 performance-based RSU grant.

Depreciation and amortization expense was $41.9 million and $38.9 million for the nine months ended March 31, 2011 and 2010, respectively. This increase of $3.0 million, or 7.7 percent, is primarily the result of amortization and depreciation expense attributable to acquired intangibles and fixed assets offset by a decrease in amortization on externally marketed software.

Interest expense and other, net decreased $3.4 million, or 16.2 percent, during the nine months ended March 31, 2011 as compared to the same period a year ago. The decrease was primarily due to lower debt outstanding.

The effective tax rate was 36.6 percent and 35.9 percent during the nine months ended March 31, 2011 and 2010, respectively. The effective tax rate for both the nine months ended March 31, 2011 and 2010 was favorably impacted by non-taxable gains on assets invested in corporate-owned life insurance policies year-to-date. If gains or losses on those investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in the fourth quarter of the year ending June 30, 2011.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs.

At March 31, 2011, we had a $750.0 million credit facility (the Credit Facility), which included a $600.0 million revolving credit facility (the Revolving Facility) and a $150.0 million term loan (the Term Loan). At March 31, 2011, $148.1 million was outstanding under the Term Loan, no amounts were outstanding under the Revolving Facility and we had no outstanding letters of credits. On April 8, 2011, in preparation for the possible shutdown of the United States government, the Company borrowed $150.0 million under the Revolving Facility. The entire amount was repaid on April 11, 2011, after the United States Congress agreed on a budget for its fiscal year ending September 30, 2011.

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

Effective May 16, 2007, we issued $300.0 million of 2.125 percent convertible senior subordinated notes (the Notes) which mature on May 1, 2014, in a private placement pursuant to Rule 144A of the Securities Act of 1933. The Notes are subordinate to our senior secured debt, and interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of the Notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of March 31, 2011, none of the conditions permitting conversion of the Notes had been satisfied.

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

The contingently issuable shares that may result from the conversion of the Notes were included in our diluted share count for the three and nine month periods ended March 31, 2011 because our $56.88 average stock price during the three months ended March 31, 2011 was above the conversion price of $54.65 per share. The contingently issuable shares that may result from the conversion of the Notes were not included in our diluted share count for the three or nine month periods ended March 31, 2010 because our average stock price during those periods was below the conversion price.

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

We also maintain two additional lines of credit, one in the U.K., and one under a joint venture that we consolidate. The total amount available under the line-of-credit facility in the U.K., which is cancelable at any time upon notice from the bank, is 0.5 million pounds sterling. The amount available under the joint venture’s line of credit is $1.5 million. This line of credit is scheduled to expire in September 2011. As of March 31, 2011, the Company had no outstanding borrowings under either of these lines of credit.

Cash and cash equivalents were $98.3 million and $254.5 million at March 31, 2011 and June 30, 2010, respectively. Our operating cash flow was $146.8 million for the nine months ended March 31, 2011 as compared to $122.9 million in the same period a year ago. This increase in operating cash flows during the nine months ended March 31, 2011 as compared to the year earlier is due primarily to profits earned during the current year and our strong operational processes. Days-sales-outstanding were 54 at March 31, 2011, and 59 at March 31, 2010.

We used cash in investing activities of $143.5 million and $107.6 million for the nine months ended March 31, 2011 and 2010, respectively. This increase was primarily the result of acquisitions completed during the nine months ended March 31, 2011. This was partially offset by lower capital expenditures incurred in connection with our consolidation of office space in a new building in Northern Virginia during the prior year.

Cash used in financing activities was $160.9 million in the nine months ended March 31, 2011 as compared to $46.4 million in the nine months ended March 31, 2010. During the nine months ended March 31, 2011, we prepaid our then-outstanding term loan in connection with entering into the Credit Facility and used $44.3 million to repurchase 0.9 million shares of our common stock pursuant to a plan approved by our Board of Directors in June 2010. Cash flows from financing activities include proceeds received from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan (ESPP) totaling $21.4 million and $9.1 million during the nine months ended March 31, 2011 and 2010, respectively. These amounts were offset by cash used to purchase stock to fulfill obligations under the ESPP. Cash used to acquire stock under the ESPP was $2.7 million and $2.6 million during the nine month periods ended March 31, 2011 and 2010, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rates on the Credit Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps and caps. We have maintained hedging relationships with various counterparties in recent years, including two interest rate swap agreements that expired in December 2009. These agreements allowed us to exchange a portion of our variable rate debt for fixed rate debt. We have not entered into new interest rate swaps at this time due to the relatively favorable interest rate environment. Our interest expense on our variable rate debt would have fluctuated by approximately $1.3 million for the nine months ended March 31, 2011 with every one percent fluctuation in the applicable interest rates.

Approximately 3.4 percent and 3.9 percent of our total revenue in the nine months ended March 31, 2011 and 2010, respectively, was derived from our international operations in the U.K. Our practice in the U.K. is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2011 we held a combination of euros and pounds sterling in the U.K. equivalent to approximately $23.5 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2011.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2011.

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

Since the filing of Registrant’s report described above, the United States Court of Appeals for the Fourth Circuit heard oral argument in the appeal and has determined to hold the matter in abeyance pending a decision by the U.S. Supreme Court on the plaintiffs’ certiorari petitions in the Saleh and Ibrahim cases described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 2011	17,093	$52.17	—	575,189
February 2011	24,475	58.08	24,475	550,714
March 2011	420,865	58.71	420,865	129,849

Total	462,433	$58.44	445,340

(1)

Shares purchased in January 2011 were purchased in order to satisfy our obligations under the 2002 Employee Stock Purchase Plan (ESPP). Shares purchased in February and March 2011 were made in accordance with our stock repurchase program described in Note 2 below.

The ESPP was adopted by the Company in 2002. There are 1.0 million shares authorized for grant under the ESPP. Through March 31, 2011, we have purchased a total of 0.8 million shares under the ESPP and there are 0.2 million shares available for purchase by our employees through payroll withholding.

(2)

In June 2010, our Board of Directors authorized a stock repurchase program under which we could repurchase up to 1.0 million shares of our common stock, where the total expenditure for the purchase of the shares under this repurchase program did not exceed $50.0 million. The repurchase program was announced on June 29, 2010. Through March 31, 2011, we repurchased a total of 0.9 million shares under the stock repurchase program. As of March 31, 2011, there were 0.1 million shares remaining authorized for repurchase under the stock repurchase program. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements.

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

None

Item 5. Other Information

None

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company		8-K	July 11, 2003	4.1

10.1	Form of CACI International Inc 2006 Stock Incentive Plan Restricted Stock Unit (RSU) Grant Agreement	X

31.1	Section 302 Certification Paul M. Cofoni	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Paul M. Cofoni	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101	The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows (iv) Consolidated Statements of Comprehensive Income, and (v) Notes to Condensed Consolidated Financial Statements*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: May 6, 2011	By:	/s/ Paul M. Cofoni
Paul M. Cofoni
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2011	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 6, 2011	By:	/s/ Carol P. Hanna
Carol P. Hanna
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)