Form 10-K
period 2011-06-30
CACI INTERNATIONAL INC /DE/
filed 2011-08-29
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

The aggregate market value of common shares held by non-affiliates of the registrant on December 31, 2010 was $1,567,662,785, based upon the closing price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of August 24, 2011, the registrant had 30,391,311 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s proxy statement for its 2011 annual meeting of stockholders. With the exception of the sections of the 2011 Proxy Statement specifically incorporated herein by reference, the 2011 Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

Overview

CACI founded its business in 1962 in simulation technology. With revenue for the year ended June 30, 2011 (FY2011) of $3.6 billion, we serve clients in the U.S. federal government and commercial markets, primarily throughout North America and internationally on behalf of U.S. customers, as well as in the United Kingdom (U.K.). We deliver professional services and information technology (IT) solutions to our clients. Through our service offerings, we provide comprehensive and practical solutions by adapting emerging technologies and continually evolving legacy strengths. As a result of our diverse capabilities and client mission understanding, many of our client relationships have existed for ten years or more.

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

At June 30, 2011, CACI had approximately 13,700 employees.

Domestic Operations

Our domestic operations are conducted through a number of subsidiaries and a joint venture which we control, and account for 100 percent of our U.S. government revenue and 29.3 percent of our commercial revenue. Some of the contracts performed by our domestic operations involve assignment of employees to international locations. At June 30, 2011, approximately 900 employees were on assignments in international locations. We provide professional services and information technology solutions to our domestic clients through all of our major service offerings:

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

•

Business system solutions—We provide solutions that address the full spectrum of requirements in the financial, procurement, human resources, healthcare, supply chain and other business domains. Our solutions employ an integrated cross-functional approach to maximize investments in existing systems, while leveraging the potential of advanced technologies to implement new, high payback solutions. Our offerings include services, consulting and software development/integration that support the full life cycle of commercial technology implementation from blueprint through application sustainment.

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

•

C4ISR solutions and services—We provide rapid response services in support of military missions in a coordinated and controlled operational setting. We support the military efforts to ensure delivery and sustainment of integrated, enterprise-wide, Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) programs. We integrate sensors, mission applications, and systems that connect with DoD data networks.

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

International Operations

Our international operations are conducted primarily through our operating subsidiary in Europe, CACI Limited, and account for substantially all revenue generated from international clients and 70.7 percent of our commercial revenue. CACI Limited is headquartered in London, England, and operates primarily in support of our data, information and knowledge management services; business systems solutions; and enterprise IT and network services lines of business.

Our international service offerings focus primarily on planning, designing, implementing and managing solutions that resolve specific technical or business needs for commercial and government clients in the telecommunications, education, financial services, healthcare services, logistics planning, digital marketing, and web-based data capture and forms processing areas. Our international operations also concentrate on combining data and technology in software products and services that provide strategic information on customers, buying patterns and market trends for clients who are engaged in retail sales of consumer products, direct marketing campaigns, franchise or branch site location projects, and similar endeavors.

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

Our international commercial client base consists primarily of large corporations in the U.K. This market is the primary target of our proprietary marketing systems software and database products.

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

At any one time, we may have several thousand separate active contracts and/or task orders. In FY2011, the ten top revenue-producing contracts accounted for 44.0 percent of our revenue, or $1.6 billion.

In FY2011, 94.9 percent of our revenue came from U.S. government prime contracts or subcontracts consisting of 79.9 percent from DoD contracts and 15.0 percent from U.S. government civilian agency clients. The remaining 5.1 percent of revenue came from commercial businesses, both domestic and international, and state and local contracts.

Although we are continuously working to diversify our client base, we will continue to aggressively seek additional work from the DoD. In FY2011, DoD revenue grew by 16.7 percent, or $408.3 million. Most of the DoD revenue growth was attributable to existing operations.

Industry Trends

The federal government is the largest consumer of information technology services and solutions in the United States. We believe that the following trends will impact the federal government’s future spending on the types of services we provide:

•	Federal government budget trends, pressures and opportunities

•

Administration and congressional changes—Legislative initiatives in the housing, financial, automotive, energy and health industries; lower revenue; recent budget submissions; and the ongoing weak economy have contributed to historically high actual and projected domestic budget increases and federal deficits. The efforts to control spending in the federal government’s FY11 appropriation process and the debt ceiling debate have compounded the pressures to reduce federal spending, especially in the non-security areas. These trends may limit funding of complex programs with long payout periods.

•

Budget pressures—We believe that deficit spending is at a level which may be unsustainable, and that spending reductions, entitlement reform, new revenue generation or some combination thereof may be necessary. Spending cuts and revenue increases may need to occur while the economy remains under significant stress. If the economic recovery stagnates or reverses, budget pressures could magnify.

•

Annual appropriations process—Ongoing delays in the approval of annual federal government budgets appear to be causing uncertainty in various federal agencies, resulting in delays in contract awards and uncertainty in the contracting community. This trend is especially pronounced in the civilian agencies, many of which have operated under continuing resolutions for several years.

•	Budget opportunities

•

Information technology services—As federal government agencies seek to make spending reductions, opportunities to achieve cost reductions through improved operational efficiency will receive higher priority. Many IT initiatives emerging in both DoD and Office of Management and Budget (OMB) directed programs for civilian agencies are based on infrastructure consolidation and cost effective upgrades. These consolidation and upgrade initiatives include infrastructure, applications and information. With greater technology infrastructure needs, we believe the demand will likely increase for information technology virtualization and the use of cloud computing technologies to achieve cost and performance efficiencies, along with smaller footprints and power needs. We expect our clients to shift resources to optimizing data, information and knowledge in shorter time frames. We continue to expect to see funding of transformational activity that yield results in a shorter timeframe to maximize investments with more stable and predictable information system outcomes. As the amount of data and information grows, and persistent threats to our national security continue, the demands for applications will grow as well, putting a higher value on faster and more efficient/effective technologies. We expect this demand to result in an increasing need for cyber security solutions. An additional area of cyber emphasis is the security of the supply chain. While technology provides part of the answer, the integration of processes and personnel using forward-looking systems and sound architectures is more likely to provide cost savings and performance efficiencies.

•

DoD Services—We continue to see a stable flow of funds to the intelligence, defense and security areas that directly support mission critical operations. While DoD is instituting a 10 percent reduction in funding for service support contractors in “knowledge-based” areas for each of the next three years, these reductions are affecting only a small percentage of the services market. We expect most of these reductions to be in areas where DoD is looking to consolidate functions and organizations.

•

Overseas contingency operations (OCO Supplemental) funding in support of Iraq and Afghanistan operations—The deployment of troops to Iraq is scheduled to end on December 31, 2011. Although negotiations are continuing for a longer term presence, U.S. ground combat operations have ended. The withdrawal of troops from Afghanistan has begun. The turnover of all combat operations to Afghanistan’s forces is scheduled for 2014. We expect intelligence gathering, processing and analysis to continue and remain important to the mission of the commanders in the field. Further, logistics and force protection operations will continue. We anticipate a reduction in the OCO Supplemental to begin in 2012 and continue into the future. Going forward, we anticipate a continuing need to re-set and modernize equipment and infrastructure as forces return from South West Asia. This need will likely fuel a continuing demand for logistics services and network-enabled mission capabilities that provide increased efficiency and cost-effectiveness.

•	Federal business and acquisition policy

•

Government acquisition reforms—A number of statutory acquisition reform provisions and initiatives continue to be considered at the legislative level. These reforms may lead to increased oversight of contractor support services, with a focus on specific role definitions, transparency, additional reporting, managed risks, avoidance of potential conflicts of interest, and the mix between contractor staff and government personnel.

•

Oversight and transparency—Oversight at the Congressional level and audit scrutiny at the agency level have increased with the increased use of government contractors since 2001. Some high profile cases of alleged and proven contractor fraud and abuse has placed greater emphasis on making programs transparent to avoid overspending and to focus on performance and best value. Added program oversight and transparency often delay procurements while the government evaluates program performance. Further, companies have increased costs associated with audits of business management systems. While delays are inevitable, and often costly, we believe they will result in better requirements definition, greater demand for stronger value-based solutions/services, and the diversion of spending from poorly performing areas to well performing areas.

•

Contract type—One trend is a movement away from T&M and award fee contracts to more fixed price and cost reimbursable contracts. Better requirements definition and value based solutions should allow for more fixed price contracts where the contractor assumes more of the risk. Our fixed priced risk review and emphasis on qualified program managers should allow us to understand the risks and maintain margins. For cost reimbursable contracts, we may experience pricing pressures. Pricing is taking on an increasing role in best value determinations with more detailed pricing oversight. Further, technically acceptable lowest price is becoming more prevalent.

•

Contract award protests—We continue to experience a number of protests of contracts awarded to us, especially those involving large, multiple award, IDIQ contracts. The award of our single-award Transformation and Systems Consolidation (TASC) contract with the Department of Homeland Security was protested. After a brief period of performance by CACI, the customer was not able to implement the General Accounting Office’s required corrective action and the contract was subsequently terminated by the customer for their convenience during our fiscal year ended June 30, 2011. We are in the process of preparing our termination settlement proposal which upon submission will be negotiated with the customer. The protest process causes delays in awarding contracts, and sometimes task orders, affecting our backlog and revenue. However, once awarded, these multiple award IDIQ contracts allow the government to issue task order requests to a selected group of qualified companies and, often, more rapidly award task orders.

•

More frequent recompetes of contracts—DoD has announced an intention to increase competition when possible and conduct more frequent recompetitions of existing contracts. While the intent is to control government costs, we are concerned that the government may have insufficient staff to manage the existing workload.

•

Human capital—While the emphasis on insourcing of work to government employees has declined as the government has concluded that limited to no cost savings result, the overhang from the initiative continues to affect some areas. The administration has now focused its efforts to reserve for federal government employees certain jobs defined as “inherently governmental,” “closely associated with inherently governmental,” and “critical functions.” We continue to expect all departments and agencies to determine their optimum scenario for what should be performed by federal government employees and what should be done by contractors.

•

Organizational conflict of interest (OCI)—The government has begun to finalize its revised policy on OCI. The conflict avoidance is targeted at acquisition, requirements and acceptance determination activities. While Congress seems to have continuing interest in stricter firewalling, the impact in the services industry has been minimal.

•

Small business participation expectations—According to the Small Business Administration (SBA), as a whole, the government continues to miss its goal of awarding 23 percent of its contracting dollars to small businesses. Increased emphasis to meet small business goals will make it more difficult for larger companies unable to win the large multiple award IDIQ contracts to compete for prime contract dollars.

•	Other uncertainties and trends in the business environment

•

Strategic sourcing—The OMB has issued a directive to make business decisions about acquiring commodities and services more effectively and efficiently. In many cases, these strategies are designed to drive specific services to commodity status in order to leverage the government’s purchasing power and reduce government costs. Many of the multiple-award, IDIQ contracts that typify today’s market are derived from strategic sourcing initiatives that aggregate requirements and provide many options for users over extended performance periods. These contracts provide advantages to larger companies with more reach, management tools, and flexibility.

•

Security clearances and job specifications—Many of our federal government contracts require us to have security clearances and employ personnel with specific levels of education and work experience. Depending on the level, security clearances can be difficult and time-consuming to obtain, and competition for skilled personnel in the information technology services industry is intense.

•

Macro economic trends—Our operations are also affected by local, national and global economic conditions. The consequences of a global economic downturn or a continued weak U.S. economy may include a lower level of government spending in the areas in which we provide our services. Instability in the financial markets, as a result of an economic weakness or other factors, may also affect the cost of capital and our ability to raise capital. Further, financial market performance can impact our tax structure and, consequently, our financial results.

Recent Significant Acquisitions

During the past three fiscal years, we completed a total of nine acquisitions, four in the U.S. and five in the U.K. including:

•

The October 2009 acquisition of all of the outstanding stock of a business in the United States which provides commercial security technology services for $62.8 million. In addition, the purchase agreement provided that we might have been required to pay additional consideration (Contingent Consideration)

of up to $32.5 million based upon events to occur subsequent to the acquisition date. Subsequent to June 30, 2011, we and the sellers agreed to settle the Contingent Consideration for a payment of $15.5 million. Simultaneously, an entity controlled by the primary selling shareholder entered into an agreement with us to purchase certain equipment we customarily offer for sale. In addition, the parties are negotiating a joint sales and marketing agreement.

•

The February 2010 acquisition of all of the outstanding stock of SystemWare Incorporated, which provides signal acquisition and analysis systems for cyber security and counterintelligence application, for $23.6 million paid to date and the opportunity to earn additional consideration of up to $6.0 million, based on earnings of the acquired entity during the twelve months ending January 31, 2012.

•	The November 2010 acquisition of TechniGraphics, Inc., a provider of imaging and geospatial services to the U.S. government, for $104.6 million.

•	The November 2010 acquisition of Applied Systems Research, Inc., a provider of technical services and products to the U.S. government, for $25.1 million.

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

Patents, Trademarks, Trade Secrets and Licenses

We own eight patents and patent applications in the United States. While we believe our patents are valid, we do not consider that our business is dependent on patent protection in any material way. We claim copyright, trademark and other proprietary rights in a variety of intellectual property, including each of our proprietary computer software and data products and the related documentation. We presently own 19 registered trademarks and service marks and applications in the U.S. and 31 registered trademarks and service marks in other countries, primarily the U.K. All of our registered trademarks and service marks may be renewed indefinitely. In addition, we assert copyrights in essentially all of our electronic and hard copy publications, our proprietary software and data products and in software produced at the expense of the U.S. government, which rights can be maintained for up to 75 years. Because most of our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections and benefit from them as discriminators in competition. We are also a party to agreements that give us the right to distribute computer software, data and other products owned by other companies, and to receive income from such distribution. As a systems integrator, it is important that we maintain access to software, data and products supplied by such third parties, but we generally have experienced little difficulty in doing so. The durations of such agreements vary according to the terms of the agreements themselves.

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

Backlog

Our backlog as of June 30, 2011, which consists primarily of contracts with the U.S. government, was $6.8 billion, of which $1.8 billion was for funded orders. Total backlog as of June 30, 2010 was $6.8 billion. We presently anticipate, based on current revenue projections, that the majority of the funded backlog as of June 30, 2011 will result in revenue during the fiscal year ending June 30, 2012.

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

Revenue by Contract Type

The following information is provided on the amounts of our revenue attributable to T&M contracts, cost reimbursable contracts and firm fixed-price contracts (including proprietary software product sales), during each of the last three fiscal years:

	Year ended June 30,
	2011		2010		2009
	(dollars in thousands)
Time and materials	$1,423,184	39.8%	$1,467,556	46.6%	$1,310,001	48.0%
Cost reimbursable	1,277,326	35.7	1,033,480	32.8	875,653	32.1
Firm fixed-price	877,270	24.5	648,095	20.6	544,508	19.9

Total	$3,577,780	100.0%	$3,149,131	100.0%	$2,730,162	100.0%

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

We derived 94.9 percent of our total revenue in FY2011 and 94.8 percent of our total revenue in FY2010 from federal government contracts, either as a prime contractor or a subcontractor. We derived 79.9 percent of our total revenue in FY2011 and 77.8 percent of our total revenue in FY2010 from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, the General Services Administration, or any significant agency in the intelligence community or the DoD, or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could be materially and adversely affected.

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

•

the demand for and priority of funding for combat operations in Afghanistan, decreases to which may reduce the demand for our services on contracts supporting some operations and maintenance activities in the DoD;

•

the funding of some or all civilian agencies through a continuing resolution instead of a budget appropriation, which may cause our customers within those agencies to defer or reduce work under our current contracts;

•

a federal government shutdown resulting from the failure to pass budget appropriations or continuing resolutions, as well as other budgetary priorities limiting or delaying federal government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding;

•	an increase in set-asides for small businesses, which could result in our inability to compete directly for prime contracts; and

•	reduction of the federal government’s use of information technology or professional services.

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

Federal government agencies, including the Defense Contract Audit Agency (DCAA), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with government regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, accounting, estimating, compensation and management information processes and systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems is found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially and adversely from those anticipated. DCAA audits for costs incurred on work performed after June 30, 2005 have not yet been completed. In addition, DCAA audits for costs incurred by our recent acquisitions for certain periods prior to acquisition have not yet been completed. We do not know the outcome of any existing or future audits and if any future audit adjustments significantly exceed our estimates our profitability could be adversely affected.

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

We perform a portion of our engagements on a variety of fixed-price contract vehicles. We derived 24.5 percent of our total revenue in FY2011 and 20.6 percent of our total revenue in FY2010 from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a T&M basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.

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

At June 30, 2011, our backlog included cost reimbursable, T&M and fixed-price contracts. Cost reimbursable and T&M contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may vary materially and adversely depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

We depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. If the federal government, any of our other clients or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially and adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds or lack of an approved budget. In addition, the DCAA may revoke our direct billing privileges, which would adversely affect our ability to collect our receivables in a timely manner. Contracting officers have the authority to impose contractual withholdings, which can also adversely affect our ability to collect timely. A new Defense Federal Acquisition Regulations interim rule became effective May 18, 2011, applying to solicitations issued on or after that date, requiring DoD contracting officers to impose contractual withholdings at no less than certain minimum levels if a contracting officer determines that one or more of a contractor’s business systems have one or more significant deficiencies. Some prime contractors for whom we are a subcontractor have significantly less financial resources than we do, which may increase the risk that we may not be paid in full or payment may be delayed. If we experience difficulties collecting receivables, it could cause our actual results to differ materially and adversely from those anticipated.

We have substantial investments in recorded goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

Goodwill accounts for $1.3 billion of our recorded total assets. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income.

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

We conduct the majority of our international operations in the United Kingdom. Our U.K.-based operations comprised 3.3 percent of our revenue in FY2011 and 3.7 percent of our revenue in FY2010. Our U.K.-based operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound and the Euro, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

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

The Credit Facility imposes certain operating and financial restrictions on us and requires us to meet certain financial tests. These restrictions may significantly limit or prohibit us from engaging in certain transactions, including the following:

•	incurring or guaranteeing certain amounts of additional debt;

•	paying dividends or other distributions to our stockholders or redeeming, repurchasing or retiring our capital stock in excess of specific limits;

•	making certain investments, loans and advances;

•	exceeding specific levels of liens on our assets;

•	issuing or selling equity in our subsidiaries;

•	transforming or selling certain assets currently held by us, including certain sale and lease-back transactions;

•	amending or modifying certain agreements, including those related to indebtedness; and

•	engaging in certain mergers, consolidations or acquisitions.

The failure to comply with any of these covenants would cause a default under the Credit Facility. A default, if not waived, could cause our debt to become immediately due and payable. In such situations, we may not be able to repay our debt or borrow sufficient funds to refinance it, and even if new financing is available, it may not contain terms that are acceptable to us.

Despite our outstanding debt, we may incur additional indebtedness.

The Credit Facility consists of a $600.0 million revolving credit facility (currently undrawn) and a $150.0 million term loan facility. In addition, we have $300.0 million outstanding under our convertible senior subordinated notes due 2014 (the Notes). We are able to incur additional debt in the future by drawing down on the unused portion of the revolving credit facility and have flexibility under the Credit Facility to increase the term loan facility or the revolving credit facility in an aggregate amount up to $200.0 million with applicable lender approvals. In addition, the terms of the Credit Facility allow us to incur additional indebtedness from other sources so long as we satisfy the covenants in the agreement governing the Credit Facility. If new debt is added to our current debt levels, the risks related to our ability to service that debt could increase.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Interest payments on the Notes are due each May and November and the outstanding principal amount comes due in May 2014. The Credit Facility expires in October 2015. Principal payments under the term loan facility are due in quarterly installments. Our business may not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.

A change in control or fundamental change may adversely affect us.

The Credit Facility provides that certain change in control events with respect to us will constitute a default. Certain fundamental changes, as defined under the Notes, will constitute a change of control under the Credit Facility, and therefore will constitute a default under such facility. Furthermore, the fundamental change provisions, including the provisions requiring the increase to the conversion rate for conversions under the Notes in connection with certain fundamental changes, may in certain circumstances make more difficult or discourage a takeover of our company and the removal of incumbent management.

The conditional conversion features of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion features of the Notes are triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. As of June 30, 2011, we had $600.0 million available under our revolving credit facility, which we could use to satisfy payment obligations arising from conversions of the Notes. However, there can be no assurance that all or any portion of this facility will be available at the time any such conversion obligations arise. Our failure to pay the required cash upon conversion as required under the Notes would constitute an event of default which, if not waived, would result in the immediate acceleration of our payment obligations under all of the Notes. Any such default would also result in an event of default under the Credit Facility. In such a situation, we may not be able to repay our debt or borrow sufficient funds to refinance it, and, even if new financing is available, it may be available on terms less favorable than the terms of our existing debt and, potentially, on terms that are unacceptable to us. A material deterioration in our financial condition or operating results could inhibit our access to additional investment capital and may cause the price of our common stock to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of June 30, 2011, we leased office space at 128 U.S. locations containing an aggregate of approximately 2.4 million square feet located in 29 states and the District of Columbia. In four countries outside the U.S., we leased office space at 13 locations containing an aggregate of approximately 118,000 square feet. Our leases expire primarily within the next five years, with the exception of five leases in Northern Virginia and seven leases outside of Northern Virginia, which will expire within the next six to 12 years. We anticipate that most of these leases will be renewed or replaced by other leases. All of our offices are in reasonably modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

We maintain our corporate headquarters in approximately 117,000 square feet of space at 1100 North Glebe Road, Arlington, Virginia. See Note 14, Leases, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information regarding our lease commitments.

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

On September 11, 2009, the United States Court of Appeals for the District of Columbia Circuit reversed the decision of the United States District Court for the District of Columbia with respect to CACI and dismissed the remaining claims against CACI. On January 25, 2010, the United States District Court for the District of Columbia Circuit denied Plaintiffs’ petition for a rehearing en banc. On April 26, 2010, Plaintiffs filed a petition for a writ of certiorari in the United States Supreme Court to review the September 11, 2009 decision of the Court of Appeals. On June 28, 2010, CACI filed its brief in opposition to the certiorari petition. On October 4, 2010, the Supreme Court of the United States invited the United States Solicitor General to file a brief expressing the views of the United States on Plaintiffs’ petition for certiorari. The Solicitor General subsequently filed a brief recommending that the Supreme Court decline to review the September 11, 2009 Court of Appeals decision. On June 27, 2011, the United States Supreme Court issued an Order denying Plaintiffs’ petition for a writ of certiorari. On August 12, 2011, CACI filed a motion in the district court to implement the mandate of the Court of Appeals and for entry of final judgment with respect to all Plaintiffs named in the Fourth Amended Complaint. That motion remains pending.

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

On September 11, 2009, the United States Court of Appeals for the District of Columbia Circuit reversed the decision of the United States District Court for the District of Columbia with respect to CACI and dismissed the remaining claims against CACI. On January 25, 2010, the United States District Court for the District of Columbia Circuit denied Plaintiffs’ petition for a rehearing en banc. On April 26, 2010, Plaintiffs filed a petition for a writ of certiorari in the United States Supreme Court to review the September 11, 2009 decision of the Court of Appeals. On June 28, 2010, CACI filed its brief in opposition to the certiorari petition. On October 4, 2010, the Supreme Court of the United States invited the United States Solicitor General to file a brief expressing the views of the United States on Plaintiffs’ petition for certiorari. The Solicitor General subsequently filed a brief recommending that the Supreme Court decline to review the September 11, 2009 Court of Appeals decision. On June 27, 2011, the United States Supreme Court issued an Order denying Plaintiffs’ petition for a writ of certiorari. On August 12, 2011, CACI filed a motion in the district court to implement the mandate of the Court of Appeals and for entry of final judgment with respect to all Plaintiffs named in the Third Amended Complaint. On August 17, 2011, the district court granted CACI’s motion to dismiss the Third Amended Complaint with prejudice and directed the clerk to enter final judgment in favor of CACI. On August 19, 2011, the Clerk of the District Court entered final judgment in favor of CACI.

Al Shimari, et al. v. L-3 Services, Inc. et al.

On June 30, 2008, Plaintiff Al Shimari filed a twenty-count complaint in the United States District Court for the Southern District of Ohio. Plaintiff Al Shimari is an Iraqi who claims that he suffered significant physical injury and emotional distress while held at Abu Ghraib prison in Iraq. The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc. The complaint alleges that the Defendants conspired with U.S. military personnel to engage in illegal treatment of Iraqi detainees. The complaint does not allege any interaction between Plaintiff Al Shimari and any CACI employee. Plaintiff Al Shimari seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees. On August 8, 2008, the court granted CACI’s motion to transfer the action to the United States District Court for the Eastern District of Virginia. Thereafter, an amended complaint was filed adding three plaintiffs. On September 12, 2008, Mr. Dugan was dismissed from the case without prejudice. On October 2, 2008, CACI filed a motion to dismiss the case. CACI also moved to stay discovery pending further proceedings. The court granted CACI’s motion to stay discovery. On March 18, 2009, the court granted in part and denied in part CACI’s motion to dismiss. On March 23, 2009, CACI filed a notice of appeal with respect to the March 18, 2009 decision. Plaintiffs filed a motion to strike CACI’s notice of appeal and a motion to lift the stay on discovery. The United States District Court for the Eastern District of Virginia denied both motions. On April 27, 2009, Plaintiffs filed a motion to dismiss the appeal in the United States Court of Appeals for the Fourth Circuit. The United States Court of Appeals for the Fourth Circuit deferred any ruling on Plaintiffs’ motion and issued a briefing schedule. Plaintiffs filed a notice of cross-appeal, which CACI moved to dismiss. The Court of Appeals dismissed the Plaintiffs’ cross-appeal. On October 26, 2010, the United States Court of Appeals for the Fourth Circuit heard oral argument in the appeal and took the matter under advisement. The Court of Appeals determined to hold the matter in abeyance pending a decision by the U.S. Supreme Court on Plaintiffs’ certiorari petitions in the Saleh and Ibrahim actions.

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

On April 9, 2009, the United States District Court for the District of Columbia granted a joint motion of the parties to stay the case pending resolution of the appeals in the Saleh and Ibrahim cases described above. The case remains stayed pending final resolution of the Saleh and Ibrahim cases.

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

The ranges of high and low sales prices of our common stock quoted on the New York Stock Exchange for each quarter during the fiscal years ended June 30, 2011 and 2010 were as follows:

	2011		2010
Quarter	High	Low	High	Low
1st	$48.70	$40.00	$48.85	$42.00
2nd	$54.11	$43.61	$49.92	$44.65
3rd	$62.75	$50.91	$52.92	$45.36
4th	$64.40	$58.15	$51.93	$41.44

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

As of August 24, 2011, the number of stockholders of record of our common stock was approximately 332. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 2011	111,100	$59.37	95,965	—
May 2011	—	—	—	2,500,000
June 2011	—	—	—	2,500,000

Total	111,100	$59.37	95,965

(1)	15,135 shares at $60.30 per share were purchased in April 2011 to satisfy our obligations under the 2002 Employee Stock Purchase Plan (ESPP). The ESPP was adopted by the Company in 2002. There are 1.0 million shares authorized for grant under the ESPP. Through June 30, 2011, we have purchased a total of 0.8 million shares under the ESPP and there are 0.2 million shares available for purchase by our employees through payroll withholding.
(2)	In June 2010, our Board of Directors authorized a stock repurchase program under which we could repurchase up to 1.0 million shares of our common stock, where the total expenditure for the purchase of the shares under this repurchase program did not exceed $50.0 million. The repurchase program was announced on June 29, 2010. 95,965 shares at an average price of $59.22 per share were purchased in April 2011. As of April 25, 2011, we completed the acquisition of shares under this program.
(3)

In May 2011, our Board of Directors authorized a stock repurchase program under which we could repurchase up to 2.5 million shares of our common stock, where the total expenditure for the purchase of shares under this repurchase program did not exceed $175.0 million. This repurchase program was announced on May 2, 2011. As of June 30, 2011, we had not purchased any shares under this program. Subsequent to our year end, the Board of Directors replaced the May 2011 authorization by an authorization to repurchase up to 4.0 million shares of our common stock. See Note 26 in the Notes to Consolidated Financial Statements contained in our annual report on Form 10-K for additional information.

The following graph compares the cumulative 5-year total return to shareholders on CACI International Inc’s common stock relative to the cumulative total returns of the Russell 1000 index and the Dow Jones U.S. Computer Services Total Stock Market index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2006 and tracks it through June 30, 2011.

Comparison of Five Year Cumulative Total Returns

Performance Graph for

CACI International Inc

	June 30,
	2006	2007	2008	2009	2010	2011
CACI International Inc	100.00	83.75	78.47	73.23	72.83	108.15
Russell 1000	100.00	120.43	105.54	77.37	89.16	116.96
Dow Jones U.S. Computer Services Total Stock Market	100.00	133.67	142.20	124.56	153.00	214.47

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements for each of the fiscal years in the five year period ended June 30, 2011. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto, included in Part II in this Annual Report on Form 10-K.

Income Statement Data

	Year ended June 30,
	2011	2010	2009 (As Adjusted(1))	2008 (As Adjusted(1))	2007 (As Adjusted(1))
	(amounts in thousands, except per share data)
Revenue	$3,577,780	$3,149,131	$2,730,162	$2,420,537	$1,937,972
Costs of revenue	3,326,379	2,954,349	2,546,048	2,257,708	1,792,119
Net income attributable to CACI	144,218	106,515	89,698	77,935	77,898

Earnings per common share and common share equivalent:
Basic:
Weighted-average shares outstanding	30,281	30,138	29,976	30,058	30,643
Earnings per share	$4.76	$3.53	$2.99	$2.59	$2.54
Diluted:
Weighted-average shares and equivalent shares outstanding	31,300	30,676	30,427	30,606	31,256
Earnings per share	$4.61	$3.47	$2.95	$2.55	$2.49

Balance Sheet Data

	Year ended June 30,
	2011	2010	2009 (As Adjusted(1))	2008 (As Adjusted(1))	2007 (As Adjusted(1))
	(amounts in thousands)
Total assets	$2,320,131	$2,244,766	$2,006,079	$1,892,222	$1,769,134
Long-term liabilities	573,294	413,188	658,567	642,886	614,171
Working capital	344,857	182,323	406,928	312,555	413,982
Shareholders’ equity	1,309,616	1,173,155	1,029,608	959,067	859,942

(1)	Certain amounts as of and for the years ended June 30, 2007 through June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 3 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information.

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

Overview

We are a leading provider of professional services and information technology solutions to the U.S. government. We derived 94.9 percent of our revenue during the year ended June 30, 2011 from contracts with U.S. government agencies, including 79.9 percent from DoD customers, and 15.0 percent from U.S. federal civilian agency customers including the Department of Homeland Security. We also provide services to state and local governments and commercial customers.

For the year ended June 30, 2011, 87.0 percent of our revenue was from contracts where we were the lead, or “prime,” contractor. Our contract base has approximately 600 active contracts and 2,100 active task orders. We have a diverse mix of contract types, with 39.8 percent, 35.7 percent, and 24.5 percent of our revenue for the year ended June 30, 2011, derived from T&M, cost-reimbursable and fixed-price contracts, respectively. We generally do not pursue fixed-price software development contracts that may create financial risk.

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

Revenue Recognition/Contract Accounting

We generate almost all of our revenue from three different types of contractual arrangements: cost-plus-fee contracts, T&M contracts, and fixed-price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of allowable costs incurred plus an estimate of the applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, and that are subject to the provisions of Accounting Standards Codification (ASC) Section 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts (ASC 605-35), we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance. For such cost-plus-fee contracts subject to the provisions of ASC 605-10-S99, Revenue Recognition—SEC Materials (ASC 605-10-S99), we recognize the relevant portion of the fee upon customer approval. Revenue on T&M contracts is recognized to the extent of billable rates times hours delivered for services provided, to the extent of material cost for products delivered to customers, and to the extent of expenses incurred on behalf of the customers. Shipping and handling fees charged to the customers are recognized as revenue at the time products are delivered to the customers.

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

A significant portion of our fixed price-completion contracts involve the design and development of complex client systems. For these contracts that are within the scope of ASC 605-35, revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs. For fixed price-completion contracts that are not within the scope of ASC 605-35, revenue is generally recognized ratably over the service period. Our fixed price-license agreements and related services contracts are primarily executed in our international operations. As the agreements to deliver software require significant production, modification or customization of software, revenue is recognized using the contract accounting guidance of ASC 605-35. For agreements to deliver data under license and related services, revenue is recognized as the data is delivered and services are performed. Except for losses on contracts accounted for under ASC 605-10-S99, provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined. Losses on contracts accounted for under ASC 605-10-S99 are recognized as the services and materials are provided.

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

We have two reporting units—domestic operations and international operations. Our reporting units are the same as our operating segments. Approximately 95 percent of our goodwill is attributable to our domestic operations. We estimate the fair value of our reporting units using both an income approach and a market approach. The valuation process considers our estimates of the future operating performance of each reporting unit. Companies in similar industries are researched and analyzed and we consider the domestic and international economic and financial market conditions, both in general and specific to the industry in which we operate, prevailing as of the valuation date. The income approach utilizes discounted cash flows. We calculate a weighted average cost of capital for each reporting unit in order to estimate the discounted cash flows. We perform our annual testing for impairment of goodwill and other indefinite life intangible assets as of June 30 of each year. The fair value of each of our reporting units as of June 30, 2011 significantly exceeded its carrying value.

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

We account for share-based payments to employees, including grants of employee stock awards and purchases under employee stock purchase plans, in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. We determine the fair value of our NQSOs and SSARs at the date of grant using option-pricing models such as the Black-Scholes or binomial lattice model. We determine the fair value of our market-based and performance-based RSUs at the date of grant using generally accepted valuation techniques and the closing market price of our stock. Stock-based compensation cost is recognized as expense over the requisite service period.

Under the terms of the various equity instrument agreements, vesting of awards may accelerate to varying degrees based on the age of the grantee and the type of equity instrument. Depending on the instrument, vesting may accelerate upon retirement at either age 62 or 65 with the amount of acceleration based on the length of service provided.

Results of Operations

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

Consolidated Statements of Operations

Years ended June 30, 2011, 2010, 2009

	2011	2010	2009 (As Adjusted(1))	2011	2010	2009 (As Adjusted(1))	Year to Year Change
							2010 to 2011		2009 to 2010
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(dollar amounts in thousands)
Revenue	$3,577,780	$3,149,131	$2,730,162	100.0%	100.0%	100.0%	$428,649	13.6%	$418,969	15.3%

Costs of revenue
Direct costs	2,528,660	2,207,574	1,871,884	70.7	70.1	68.6	321,086	14.5	335,690	17.9
Indirect costs and selling expenses	741,652	693,736	627,572	20.7	22.0	23.0	47,916	6.9	66,164	10.5
Depreciation and amortization	56,067	53,039	46,592	1.6	1.7	1.7	3,028	5.7	6,447	13.8

Total costs of revenue	3,326,379	2,954,349	2,546,048	93.0	93.8	93.3	372,030	12.6	408,301	16.0

Income from operations	251,401	194,782	184,114	7.0	6.2	6.7	56,619	29.1	10,668	5.8
Interest expense and other, net	23,144	26,353	31,125	0.6	0.9	1.1	(3,209)	(12.2)	(4,772)	(15.3)

Income before income taxes	228,257	168,429	152,989	6.4	5.3	5.6	59,828	35.5	15,440	10.1
Income taxes	83,105	61,171	62,572	2.4	1.9	2.3	21,934	35.9	(1,401)	(2.2)

Net income before noncontrolling interest in earnings of joint venture	145,152	107,258	90,417	4.0	3.4	3.3	37,894	35.3	16,841	18.6
Noncontrolling interest in earnings of joint venture	(934)	(743)	(719)	(0.0)	(0.0)	(0.0)	(191)	25.7	(24)	3.3

Net income attributable to CACI	$144,218	$106,515	$89,698	4.0%	3.4%	3.3%	$37,703	35.4%	$16,817	18.7%

(1)	Certain amounts for the year ended June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 3 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information.

Revenue

For FY2011, our total revenue increased by $428.6 million, or 13.6 percent. Approximately 11.6 percent, or $364.5 million, of revenue growth was organic and resulted from an increase in services provided to a broad base of DoD, intelligence, and federal civilian agency customers. The remaining 2.0 percent increase, or $64.1 million, was from acquisitions completed in FY2010 and FY2011.

During FY2010, total revenue increased by $419.0 million, or 15.3 percent. Approximately 13.4 percent, or $364.9 million, of revenue growth was organic and resulted primarily from increases in services and solutions provided to our DoD customers. The remaining 1.9 percent, or $54.1 million, of the FY2010 revenue growth was generated by acquisitions completed in FY2010 and FY2009.

Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue for FY2011 and FY2010 is as follows (in millions):

Business Acquired	2011	2010
TechniGraphics, Inc	$27.6	$—
SystemWare Incorporated	15.6	4.3
Applied Systems Research, Inc.	10.2	—
Others	10.7	49.8

Total	$64.1	$54.1

The following table summarizes revenue earned by each of the customer groups for the three most recent fiscal years:

	Year ended June 30,
	2011		2010		2009
	(dollar amounts in thousands)
Department of Defense	$2,858,721	79.9%	$2,450,463	77.8%	$2,078,338	76.1%
Federal civilian agencies	537,687	15.0	535,467	17.0	542,090	19.9
Commercial and other	166,966	4.7	146,839	4.7	88,228	3.2
State and local governments	14,406	0.4	16,362	0.5	21,506	0.8

Total	$3,577,780	100.0%	$3,149,131	100.0%	$2,730,162	100.0%

Revenue from DoD customers increased 16.7 percent, or $408.3 million, to $2.9 billion for FY2011 as compared to FY2010. $40.5 million of the increase was attributable to acquired DoD revenue and the remaining $367.8 million of the increase was attributable to revenue from existing operations. DoD revenue includes that earned for services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the combat operations in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy, such as services to support the Navy’s automatic identification technologies and a mine countermeasure program that protects its fleet.

Revenue from DoD customers increased 17.9 percent, or $372.1 million, to $2.5 billion for FY2010 as compared to FY2009. Substantially all of the DoD revenue growth was attributable to existing operations.

Revenue from federal civilian agencies increased $2.2 million, to $537.7 million during FY2011 as compared to FY2010. Of the federal civilian agency revenue growth, $1.8 million was attributable to acquisitions. Approximately 16.9 percent of federal civilian agency revenue for the year was derived from the Department of Justice (DoJ), for whom we provide litigation support services. Revenue from DoJ was $90.8 million in FY2011 versus $79.8 million in FY2010. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

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

Commercial and other revenue increased 13.7 percent, or $20.1 million, to $167.0 million in FY2011 as compared to FY2010. This revenue growth came primarily from acquisitions. Commercial revenue is derived from both international and domestic operations. In FY2011, international operations accounted for 70.7 percent, or $118.1 million, of the total commercial revenue, while domestic operations accounted for 29.3 percent, or $48.9 million.

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

Revenue from state and local governments decreased by 12.0 percent, or $2.0 million during FY2011, as compared to FY2010. In FY2010 as compared to FY2009, revenue from state and local governments decreased by 23.9 percent, or $5.1 million. Revenue from state and local governments represented less than one percent of our total revenue in each of FY2011, FY2010, and FY2009. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations

Income from operations increased 29.1 percent or $56.6 million, in FY2011 as compared to FY2010. Our operating margin was 7.0 percent, up from 6.2 percent during the same period a year ago. This increase in operating margin was primarily the result of strong direct labor growth and ongoing cost control. Income from operations increased 5.8 percent, or $10.7 million, in FY2010 as compared to FY2009. Our operating margin in FY2010 of 6.2 percent decreased from 6.7 percent in FY2009. The decrease in margin rate related primarily to an increase in subcontract labor and materials as a percent of total direct costs, a decline in the margins of our direct labor and higher variable cash and stock compensation expense.

During the fiscal years ended June 30, 2011, 2010, and 2009, as a percentage of revenue, total direct costs were 70.7 percent, 70.1 percent, and 68.6 percent, respectively. The year-to-year increases in direct costs as a percentage of revenue were driven primarily by an increase in other direct costs (ODCs), specifically the use of subcontractors. These costs are common in our industry, are typically incurred in response to specific client tasks, and may vary from period to period.

The single largest component of direct costs, direct labor, was $888.0 million, $810.6 million and $751.0 million in FY2011, FY2010, and FY2009, respectively. The increase in direct labor during the last three fiscal years is attributable to the organic growth in our federal government business, both in the DoD and federal civilian agencies, and to acquisitions. ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses, were $1.6 billion, $1.4 billion, and $1.1 billion in FY2011, FY2010, and FY2009, respectively. The year over year increases were primarily the result of increased volume of tasking across all of our major service offerings including the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor and other discretionary costs. As a percentage of revenue, indirect costs and selling expenses were 20.7 percent, 22.0 percent and 23.0 percent for FY2011, FY2010, and FY2009, respectively. The decrease in percentage experienced during these fiscal years reflects the result of integrating acquired businesses while controlling our various indirect and general and administrative expenses in these periods of growth.

Indirect expense in both FY2011 and FY2010 reflected a reduction of expense associated with the reduction in the fair value of acquisition-related contingent consideration liabilities related to acquisitions completed in FY2010. The reduction recorded was $9.6 million in FY2011 and $2.0 million in FY2010. Indirect expense in FY2010 also reflected the benefit of higher forfeitures available to offset Company contributions under our 401(k) Plan. This higher level of forfeitures resulted from an amendment to the 401(k) Plan during FY2010 that provided that non-vested balances are forfeited upon the earlier of a distribution being taken or December 31 of the year the participant terminates employment. Previously, non-vested balances were forfeited upon the earlier of a distribution being taken or December 31 following a five year break in service. Indirect costs and selling expenses in FY2009 were impacted by a reduction in expense associated with a gain on a commercial legal matter.

A component of indirect costs and selling expenses is stock compensation. Total stock compensation expense was $17.9 million, $30.8 million, and $16.8 million for the fiscal years ended June 30, 2011, 2010, and 2009, respectively. The increase in stock compensation expense from FY2009 to FY2010 was due to the issuance of performance-based RSUs which require recording of associated stock compensation expense on an accelerated basis and the determination during FY2010 that, based on our performance during FY2010, the maximum number of RSUs associated with grants made during FY2009 and FY2010 would be earned. The decrease in stock compensation expense from FY2010 to FY2011 was due primarily to a higher level of forfeitures in FY2011 and a decrease in stock compensation expense associated with the FY2009 and FY2010 performance-based RSUs.

Depreciation and amortization expense increased $3.0 million, or 5.7 percent, in FY2011 as compared to FY2010. The increase was attributable to depreciation and amortization of both tangible and intangible assets, and included an increase in depreciation and leasehold amortization expense associated with a new lease in Northern Virginia. These costs were partially offset by a decrease in software amortization on externally marketed software. In FY2010 as compared to FY2009, depreciation and amortization expense increased $6.4 million, or 13.8 percent. This increase was primarily attributable to amortization of acquired intangibles offset by a decrease in software amortization on externally marketed software.

Net interest expense and other decreased $3.2 million, or 12.2 percent in FY2011, as compared to FY2010 primarily as a result of lower interest rates, lower days sales outstanding, and the prepayment of certain debt outstanding at the beginning of the year. In addition, interest expense and other includes a reduction for our share of the net income of AC First, LLC, a joint venture between us and AECOM Government Services, Inc. of $1.8 million in FY2011 as compared to $70 thousand in FY 2010. Net interest expense and other decreased $4.8 million, or 15.3 percent, in FY2010 as compared to FY2009 primarily as a result of lower interest rates.

The effective income tax rates in FY2011, FY2010, and FY2009, were 36.6 percent, 36.5 percent, and 41.1 percent, respectively. The tax rate in both FY2011 and FY2010 benefitted from tax benefits related to deductions claimed for income from qualified domestic production activities and non-taxable gains on assets invested in corporate-owned life insurance (COLI) policies. In FY2009, such assets invested in COLI policies generated non-deductible losses.

Quarterly Financial Information

Quarterly financial data for the two most recent fiscal years is provided in Note 25, Quarterly Financial Data, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Effects of Inflation

During FY2011, 35.7 percent of our business was conducted under cost-reimbursable contracts which automatically adjust revenue to cover costs that are affected by inflation. 39.8 percent of our revenue was earned under T&M contracts, where labor rates for many of the services provided are often fixed for several years. Under certain T&M contracts containing IDIQ procurement arrangements, we do adjust labor rates annually as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our T&M and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $226.0 million, $209.3 million and $150.9 million for the years ended June 30, 2011, 2010 and 2009, respectively.

The Credit Facility is a $750.0 million credit facility, which includes a $600.0 million revolving credit facility (the Revolving Facility), and a $150.0 million term loan (the Term Loan). The Revolving Facility has subfacilities of $50.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. At June 30, 2011, $146.3 million was outstanding under the Term Loan, nothing was outstanding under the Revolving Facility and we had no letters of credit outstanding. The Credit Facility has an accordion feature that will allow the facility to be expanded by an additional $200.0 million with applicable lender approvals.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $1.9 million through December 31, 2013 and $3.8 million from January 1, 2014 through September 30, 2015, with the balance due in full on October 21, 2015.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at our option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon our consolidated total leverage ratio.

The Credit Facility requires us to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Credit Facility also includes customary negative covenants restricting or limiting our ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility. Since the inception of the Credit Facility, we have been in compliance with all of the financial covenants. A majority of our assets serve as collateral under the Credit Facility.

Effective May 16, 2007, we issued the Notes, which mature on May 1, 2014, in a private placement pursuant to Rule 144A of the Securities Act of 1933. The Notes are subordinate to our senior secured debt, and interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of June 30, 2011, none of the conditions permitting conversion of the Notes had been satisfied.

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

We also maintain two lines of credit in addition to the Revolving Facility, one in the U.K., and one under a joint venture. The total amount available under the line-of-credit facility in the U.K., which is cancelable at any time upon notice from the bank, is 0.5 million pounds sterling. The amount available under the joint venture’s line of credit is $1.5 million, and is scheduled to expire in September 2011. As of June 30, 2011, the Company had no outstanding borrowings under either of these lines of credit.

Cash and cash equivalents were $164.8 million and $254.5 million as of June 30, 2011 and 2010, respectively. The decrease in cash and cash equivalents was primarily attributable to cash used for acquisitions and the paydown of debt. The paydown of current debt along with strong cash collections resulted in increased working capital. Working capital was $334.9 million and $182.3 million as of June 30, 2011 and 2010, respectively. Our operating cash flow was $226.0 million for FY2011, compared to $209.3 million for the same period a year ago. The current year increase in operating cash flow results from profits earned during the current year and our strong operational processes. Days-sales outstanding improved to 52 at June 30, 2011, compared to 55 for the same period a year ago.

We used $152.6 million and $112.9 million of cash in investing activities during FY2011 and FY2010, respectively. The increase in FY2011 was attributed primarily to the acquisitions completed during the year. In addition to the cash we paid to date related to each acquisition completed during FY2010, we may be required to pay additional consideration (Contingent Consideration) of up to a total of approximately $43.0 million in the event that the acquired businesses achieve certain specified earnings results during the two year periods subsequent to each acquisition. We determined the fair value of the Contingent Consideration as of each acquisition date using a valuation model which included the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each reporting period, the fair value of the Contingent Consideration is remeasured and any changes are recorded in indirect costs and selling expenses. During the year ended June 30, 2011, this remeasurement resulted in a $9.6 million reduction in the liability recorded. As of June 30, 2011, the fair value of the expected Contingent Consideration to be paid was $20.8 million.

Purchases of office and computer related equipment of $14.4 million and $22.5 million in FY2011 and FY2010, respectively, accounted for a majority of the remaining funds used in investing activities. The decrease in capital expenditures in FY2011 was primarily the result of capital expenditures incurred in connection with our consolidation of office space in a new building in Northern Virginia in the prior year. Generally, we have relatively low capital expenditure requirements for our business, and expect these expenditures in the coming years to remain consistent with the levels reported in FY2011.

Cash flows used in financing activities were $164.3 million during FY2011 and $47.0 million during FY2010. During FY2011, we had a net reduction of our Term Loan of $132.4 million. During FY2011, we also used $50.0 million of cash to repurchase 1.0 million shares of our common stock pursuant to a share repurchase program approved by our Board of Directors in June 2010. Cash flows from financing activities continued to benefit from proceeds received from the exercise of stock options and purchases of stock under our ESPP. Proceeds from these activities totaled $26.2 million and $10.1 million during FY2011 and FY2010, respectively. These were offset by cash used to purchase stock to fulfill obligations under the ESPP. Cash used to acquire stock under the ESPP was $3.7 million and $3.5 million during FY2011 and FY2010, respectively.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of June 30, 2011, we had no outstanding letters of credit. We have no other material off-balance sheet financing arrangements.

The following table summarizes our contractual obligations as of June 30, 2011 that require us to make future cash payments:

	Payments Due By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(amounts in thousands)
Contractual obligations(1):
Credit facility(2)	$146,250	$7,500	$18,750	$120,000	$—
Convertible notes(2)	300,000	—	300,000		—
Operating leases(3)	222,487	35,289	60,899	50,292	76,007
Other long-term liabilities reflected on our balance sheet under generally accepted accounting principles (GAAP)
Deferred compensation(4)	67,216	2,348	3,802	1,582	59,484

Total	$735,953	$45,137	$383,451	$171,874	$135,491

(1)	The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. See Note 19 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information regarding taxes and related matters.
(2)	See Note 13 to our consolidated financial statements for additional information regarding debt and related matters.
(3)	See Note 14 to our consolidated financial statements for additional information regarding operating lease commitments.
(4)	This liability is substantially offset by investments held by the plan provider to be reimbursed to us upon the payment of the liability to the plan participant. See Note 20 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps and caps. We have maintained hedging relationships with various counterparties in recent years, including two interest rate swap agreements that expired in December 2009. These agreements allowed us to exchange a portion of our variable rate debt for fixed rate debt. We have not entered into new interest rate swaps at this time due to the relatively favorable interest rate environment. Accordingly, all outstanding balances under our Term Loan, and any amounts that may be borrowed under our Revolving Facility, are subject to interest rate fluctuations With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the year ended June 30, 2011 would have fluctuated by approximately $1.7 million.

Approximately 3.3 percent and 3.7 percent of our total revenue in FY2011 and FY2010, respectively, was derived from our international operations in the U.K. Our practice in the U.K. is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of June 30, 2011, we held a combination of euros and pounds sterling in the U.K. equivalent to approximately $25.5 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2011. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

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

With the participation of our CEO and CFO, we performed an evaluation of the effectiveness of the internal control over financial reporting to comply with the rules on internal control over financial reporting issued pursuant to the Sarbanes-Oxley Act of 2002. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that, as of June 30, 2011, our internal control over financial reporting was effective based on those criteria. In addition, our independent registered public accounting firm evaluated the effectiveness of our internal control over financial reporting. Management’s report on the effectiveness of internal control over financial reporting, and the independent auditors’ report on internal control over financial reporting, are included in Part IV of this report.

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

Item 10. Officers, Directors and Executive Officers of the Registrant

Except for the specific disclosures below, the information required by this Item 10 is included under the headings “Executive Officers” and “Corporate Governance” in our 2011 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2011 (2011 Proxy Statement) and is incorporated by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 is included in the text and tables under the headings “Compensation Discussion and Analysis” and “Executive Compensation” in our 2011 Proxy Statement and is incorporated by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The information required by this Item 12 is included under the headings “Security Ownership of Directors, Executive Officers, Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2011 Proxy Statement and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is included under the headings “Corporate Governance”, “Compensation Discussion and Analysis” and “Executive Compensation” in our 2011 Proxy Statement and is incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included under the heading “Independent Auditor Fees” in our 2011 Proxy Statement and is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

1.	Financial Statements

A.	Report of Management on Internal Control Over Financial Reporting

B.	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

C.	Report of Independent Registered Public Accounting Firm

D.	Consolidated Statements of Operations for the fiscal years ended June 30, 2011, 2010, and 2009

E.	Consolidated Balance Sheets as of June 30, 2011 and 2010

F.	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2011, 2010 and 2009

G.	Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2011, 2010 and 2009

H.	Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2011, 2010 and 2009

I.	Notes to Consolidated Financial Statements

2.	Supplementary Financial Data

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2011, 2010, and 2009

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008.		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation, incorporated above as Exhibit 3.1.		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company.		8-K	July 11, 2003	4.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
4.3	Indenture, dated as of May 16, 2007, between CACI International Inc and The Bank of New York, including the form of Note.		8-K	May 16, 2007	4.1

4.4	Registration Rights Agreement, dated as of May 16, 2007, among CACI International Inc and J.P. Morgan Securities Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Wachovia Capital Markets, LLC.		8-K	May 16, 2007	4.2

4.5	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and Morgan Stanley & Co. International plc, as amended May 11, 2007.		8-K	May 16, 2007	4.3

4.6	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Morgan Stanley & Co. International plc, as amended May 11, 2007.		8-K	May 16, 2007	4.4

4.7	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and J.P. Morgan Chase Bank, National Association, as amended May 11, 2007.		8-K	May 16, 2007	4.5

4.8	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and J.P. Morgan Chase Bank, National Association, as amended May 11, 2007.		8-K	May 16, 2007	4.6

4.9	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and Bank of America, N.A., as amended May 11, 2007.		8-K	May 16, 2007	4.7

4.10	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Bank of America, N.A., as amended May 11, 2007.		8-K	May 16, 2007	4.8

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.1	The 1996 Stock Incentive Plan of CACI International Inc.*		S-8	February 15, 2005	4.3

10.2	Form of Stock Option Agreement between CACI International Inc and certain employees.*		10-K	September 27, 2002	10.10

10.3	Form of Performance Accelerated Stock Option Agreement between CACI International Inc and certain employees.*		10-K	September 27, 2002	10.11

10.4	The 2002 Employee Stock Purchase Plan of CACI International Inc, as amended.*		Def 14A	October 7, 2009	Appendix A

10.5	Amended and Restated Management Stock Purchase Plan of CACI International Inc.*		10-K	August 27, 2008	10.5

10.6	Amended and Restated Director Stock Purchase Plan of CACI International Inc.*		10-K	August 25, 2010	10.6

10.7	Purchase Agreement, dated May 10, 2007, among CACI International Inc and J.P. Morgan Securities Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Wachovia Capital Markets, LLC.		8-K	May 16, 2007	10.1

10.8	Amended and Restated Employment Agreement dated July 1, 2007 between J.P. London and CACI International Inc.*		10-K	August 29, 2007	10.21

10.9	Employment Agreement dated July 1, 2007 between Paul M. Cofoni and CACI International Inc.*		10-K	August 29, 2007	10.22

10.10	Severance Compensation Agreement dated July 1, 2007 between William M. Fairl and CACI International Inc.*		10-K	August 29, 2007	10.24

10.11	Severance Compensation Agreement dated October 1, 2007 between Thomas A. Mutryn and CACI International Inc.*		S-1/A	October 9, 2007	10.25

10.12	Severance Compensation Agreement dated June 16, 2008 between Gregory R. Bradford and CACI International Inc.*		10-K	August 27, 2008	10.23

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.13	CACI International Inc 2006 Stock Incentive Plan, as amended and restated.*		Def 14A	October 7, 2009	Appendix B

10.14	Form of Performance Restricted Stock Unit Grant Agreement for Grantees Who are Grandfathered Executives.*		S-8	February 4, 2009	10.2

10.15	Form of Performance Restricted Stock Unit Grant Agreement for Grantees who are Not Eligible for Grandfathered Retirement.*		S-8	February 4, 2009	10.3

10.16	Form of Restricted Stock Unit Grant Agreement for Grantees Who are Grandfathered Executives.*		S-8	February 4, 2009	10.4

10.17	Form of Restricted Stock Unit Grant Agreement for Grantees Who are Not Eligible for Grandfathered Retirement.*		S-8	February 4, 2009	10.5

10.18	Form of Stock-Settled Stock Appreciation Rights Grant Agreement.*		S-8	February 4, 2009	10.6

10.19	Form of Non-Employee Director Restricted Stock Unit Grant Agreement.*		S-8	February 4, 2009	10.7

10.20	CACI International Inc Supplemental Executive Retirement Plan for Paul M. Cofoni, President and Chief Executive Officer.*		10-Q	February 5, 2009	10.1

10.21	Amendment to the CACI International Inc 2006 Stock Incentive Plan dated June 23, 2010.*		10-K	August 25, 2010	10.33

10.22	Amendment to the CACI International Inc Management Stock Purchase Plan dated June 23, 2010.*		10-K	August 25, 2010	10.34

10.23	Form of Indemnification Agreement between CACI International Inc and its directors and certain executive officers.		10-K	August 25, 2010	10.35

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.24	Credit Agreement by and among CACI International Inc as borrower; Bank of America, N.A. as administrative agent, swing line lender and L/C issuer; JP Morgan Chase Bank, N.A., as syndication agent; and each of the lenders named therein.*		10-Q	November 4, 2010	10.1

10.25	Form of Performance Restricted Stock Unit Grant Agreement between CACI International Inc and certain employees.*		10-Q	February 4, 2011	10.2

10.26	Form of Non-Employee Director Restricted Stock Unit Grant Agreement.*		10-Q	February 4, 2011	10.3

10.27	Form of Restricted Stock Unit Grant Agreement for Grantees enrolled in the Management Stock Purchase Plan of CACI International Inc.*		10-Q	February 4, 2011	10.4

10.28	Addendum to Employee Agreement and Severance Compensation Agreement Dated December 3, 2010 between Randall C. Fuerst and CACI International Inc.*		10-Q	February 4, 2011	10.5

10.29	Form of CACI International Inc 2006 Stock Incentive Plan Restricted Stock Unit (RSU) Grant Agreement.*		10-Q	May 6, 2011	10.1

10.30	Form of Non-Employee Director Restricted Stock Unit Grant Agreement.*	X

21.1	Significant Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

99.1	Certification of Chief Executive Officer pursuant to Regulation 303A.12(b) of the New York Stock Exchange.	X

101	The following materials from the CACI International Inc Annual Report on Form 10-K for the year ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the years ended June 30, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets as of June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2011, 2010 and 2009, (iv) Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2011, 2010 and 2009, (v) Consolidated Statements of Comprehensive Income for the years ended June 30, 2011, 2010 and 2009, and (vi) Notes to Consolidated Financial Statements.**

*	Denotes a management contract, compensatory plan, or arrangement.
**	Submitted electronically herewith.

Report of Management on Internal Control Over Financial Reporting

August 29, 2011

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2011.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included herein and has reported on the Company’s internal control over financial reporting as of June 30, 2011.

/s/ PAUL M. COFONI	/s/ THOMAS A. MUTRYN
Paul M. Cofoni	Thomas A. Mutryn
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

Board of Directors and Stockholders

CACI International Inc

We have audited CACI International Inc’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CACI International Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CACI International Inc maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CACI International Inc as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended June 30, 2011 of CACI International Inc, and our report dated August 29, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 29, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CACI International Inc

We have audited the accompanying consolidated balance sheets of CACI International Inc as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CACI International Inc at June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CACI International Inc’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2011, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 29, 2011

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Fiscal year ended June 30,
	2011	2010	2009 (As Adjusted(1))
Revenue	$3,577,780	$3,149,131	$2,730,162

Costs of revenue:
Direct costs	2,528,660	2,207,574	1,871,884
Indirect costs and selling expenses	741,652	693,736	627,572
Depreciation and amortization	56,067	53,039	46,592

Total costs of revenue	3,326,379	2,954,349	2,546,048

Income from operations	251,401	194,782	184,114
Interest expense and other, net	23,144	26,353	31,125

Income before income taxes	228,257	168,429	152,989
Income taxes	83,105	61,171	62,572

Net income before noncontrolling interest in earnings of joint venture	145,152	107,258	90,417
Noncontrolling interest in earnings of joint venture	(934)	(743)	(719)

Net income attributable to CACI	$144,218	$106,515	$89,698

Basic earnings per share	$4.76	$3.53	$2.99

Diluted earnings per share	$4.61	$3.47	$2.95

Weighted-average basic shares outstanding	30,281	30,138	29,976

Weighted-average diluted shares outstanding	31,300	30,676	30,427

(1)	Certain amounts for the year ended June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 3.

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$164,817	$254,543
Accounts receivable, net	573,042	531,033
Deferred income taxes	16,080	12,641
Prepaid expenses and other current assets	28,139	42,529

Total current assets	782,078	840,746
Goodwill	1,266,285	1,161,861
Intangible assets, net	108,102	108,298
Property and equipment, net	62,755	58,666
Supplemental retirement savings plan assets	66,880	51,736
Accounts receivable, long-term	8,657	9,291
Other long-term assets	25,374	14,168

Total assets	$2,320,131	$2,244,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$278,653
Accounts payable	98,893	98,421
Accrued compensation and benefits	173,586	152,790
Other accrued expenses and current liabilities	157,242	128,559

Total current liabilities	437,221	658,423
Long-term debt, net of current portion	402,437	252,451
Supplemental retirement savings plan obligations, net of current portion	64,868	50,384
Deferred income taxes	68,123	42,990
Other long-term liabilities	37,866	67,363

Total liabilities	1,010,515	1,071,611

Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 40,273 and 39,366 shares issued, respectively	4,027	3,937
Additional paid-in capital	504,156	468,959
Retained earnings	938,495	794,277
Accumulated other comprehensive loss	(3,115)	(9,807)
Noncontrolling interest in joint venture	2,684	2,442
Treasury stock, at cost (10,077 and 9,117 shares, respectively)	(136,631)	(86,653)

Total shareholders’ equity	1,309,616	1,173,155

Total liabilities and shareholders’ equity	$2,320,131	$2,244,766

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal year ended June 30,
	2011	2010	2009 (As Adjusted(1))
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before noncontrolling interest in earnings of joint venture	$145,152	$107,258	$90,417
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	56,067	53,039	46,592
Non-cash interest expense	11,235	10,499	9,809
Amortization of deferred financing costs	2,785	2,356	2,553
Stock-based compensation expense	17,915	30,750	16,821
Deferred income tax expense (benefit)	7,587	(4,703)	9,624
Undistributed earnings of unconsolidated joint venture	(1,755)	—	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(23,624)	(49,291)	(36,055)
Prepaid expenses and other assets	(18,391)	(11,628)	(5,555)
Accounts payable and other accrued expenses	(8,394)	49,910	12,330
Accrued compensation and benefits	13,085	9,423	5,030
Income taxes payable and receivable	8,590	3,288	2,177
Deferred rent	809	(145)	(1,585)
Supplemental retirement savings plan obligations and other long-term liabilities	14,903	8,588	(1,240)

Net cash provided by operating activities	225,964	209,344	150,918

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,388)	(22,503)	(12,369)
Cash paid for business acquisitions, net of cash acquired	(133,034)	(87,943)	(26,532)
Investment in unconsolidated joint venture, net	(5,964)	(2,428)	—
Other	798	(3)	133

Net cash used in investing activities	(152,588)	(112,877)	(38,768)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities, net of financing costs	343,978	—	628
Payments made under bank credit facilities	(482,403)	(53,600)	(4,547)
Proceeds from employee stock purchase plans	4,116	4,501	5,550
Proceeds from exercise of stock options	22,077	5,589	2,129
Repurchases of common stock	(53,647)	(3,496)	(23,705)
Other	1,546	(7)	(1,156)

Net cash used in financing activities	(164,333)	(47,013)	(21,101)

Effect of exchange rate changes on cash and cash equivalents	1,231	(3,399)	(2,957)

Net (decrease) increase in cash and cash equivalents	(89,726)	46,055	88,092
Cash and cash equivalents, beginning of year	254,543	208,488	120,396

Cash and cash equivalents, end of year	$164,817	$254,543	$208,488

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds	$65,875	$66,713	$50,223

Cash paid for interest	$10,709	$13,694	$19,537

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	$2,853	$16,815	$5,276

(1)	Certain amounts for the year ended June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 3.

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital (As Adjusted(1))	Retained Earnings (As Adjusted(1))	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Venture (As Adjusted(1))	Treasury Stock		Total Shareholders’ Equity (As Adjusted(1))
	Shares	Amount	Shares	Amount					Shares	Amount
BALANCE, June 30, 2008	—	$—	38,948	$3,895	$416,337	$598,064	$6,768	$995	8,731	$(66,992)	$959,067
Net income attributable to CACI	—	—	—	—	—	89,698	—	—	—	—	89,698
Noncontrolling interest in earnings of joint venture	—	—	—	—	—	—	—	719	—	—	719
Stock-based compensation expense	—	—	—	—	16,821	—	—	—	—	—	16,821
Exercise of stock options and vesting of restricted stock units	—	—	143	14	(240)	—	—	—	—	—	(226)
Adjustment for unrecognized tax benefit	—	—	—	—	(6,682)	—	—	—	—	—	(6,682)
Currency translation adjustment	—	—	—	—	—	—	(9,616)	—	—	—	(9,616)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(332)	—	—	—	(332)
Repurchases of common stock	—	—	—	—	—	—	—	—	482	(23,705)	(23,705)
Treasury stock issued under stock purchase plans	—	—	—	—	(243)	—	—	—	(95)	4,014	3,771
Post-retirement benefit costs	—	—	—	—	—	—	(68)	—	—	—	(68)
Other	—	—	—	—	—	—	—	161	—	—	161

BALANCE, June 30, 2009	—	—	39,091	3,909	425,993	687,762	(3,248)	1,875	9,118	(86,683)	1,029,608
Net income attributable to CACI	—	—	—	—	—	106,515	—	—	—	—	106,515
Noncontrolling interest in earnings of joint venture	—	—	—	—	—	—	—	743	—	—	743
Stock-based compensation expense	—	—	—	—	30,750	—	—	—	—	—	30,750
Exercise of stock options and vesting of restricted stock units	—	—	275	28	4,554	—	—	—	—	—	4,582
Adjustment for unrecognized tax benefit	—	—	—	—	7,775	—	—	—	—	—	7,775
Currency translation adjustment	—	—	—	—	—	—	(7,751)	—	—	—	(7,751)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	1,045	—	—	—	1,045
Repurchases of common stock	—	—	—	—	—	—	—	—	75	(3,496)	(3,496)
Treasury stock issued under stock purchase plans	—	—	—	—	(113)	—	—	—	(76)	3,526	3,413
Post-retirement benefit costs	—	—	—	—	—	—	147	—	—	—	147
Net distributions to noncontrolling interest	—	—	—	—	—	—	—	(176)	—	—	(176)

BALANCE, June 30, 2010	—	—	39,366	3,937	468,959	794,277	(9,807)	2,442	9,117	(86,653)	1,173,155

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

(amounts in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital (As Adjusted(1))	Retained Earnings (As Adjusted(1))	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Venture (As Adjusted(1))	Treasury Stock		Total Shareholders’ Equity (As Adjusted(1))
	Shares	Amount	Shares	Amount					Shares	Amount
Net income attributable to CACI	—	$—	—	$—	$—	$144,218	$—	$—	—	$—	$144,218
Noncontrolling interest in earnings of joint venture	—	—	—	—	—	—	—	934	—	—	934
Stock-based compensation expense	—	—	—	—	17,915	—	—	—	—	—	17,915
Exercise of stock options and vesting of restricted stock units	—	—	907	90	16,773	—	—	—	—	—	16,863
Adjustment for unrecognized tax benefit	—	—	—	—	335	—	—	—	—	—	335
Currency translation adjustment	—	—	—	—	—	—	6,716	—	—	—	6,716
Repurchases of common stock	—	—	—	—	—	—	—	—	1,041	(53,647)	(53,647)
Treasury stock issued under stock purchase plans	—	—	—	—	174	—	—	—	(81)	3,669	3,843
Post-retirement benefit costs	—	—	—	—	—	—	(24)	—	—	—	(24)
Net distributions to noncontrolling interest	—	—	—	—	—	—	—	(692)	—	—	(692)

BALANCE, June 30, 2011	—	$—	40,273	$4,027	$504,156	$938,495	$(3,115)	$2,684	10,077	$(136,631)	$1,309,616

(1)	Certain amounts as of and for the years ended June 30, 2008 and 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 3.

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Fiscal year ended June 30,
	2011	2010	2009 (As Adjusted(1))
Net income before noncontrolling interest in earnings of joint venture	$145,152	$107,258	$90,417
Change in foreign currency translation adjustment	6,716	(7,751)	(9,616)
Effect of changes in actuarial assumptions and recognition of prior service cost	(24)	147	(68)
Change in fair value of interest rate swap agreements	—	1,045	(332)

Comprehensive income	$151,844	$100,699	$80,401

(1)	Certain amounts for the year ended June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 3.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company generates almost all of its revenue from three different types of contractual arrangements: cost-plus-fee contracts, time and materials contracts, and fixed price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus an estimate of the applicable fees earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, and that are subject to the provisions of Accounting Standards Codification (ASC) 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts (ASC 605-35), the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance. For such cost-plus-fee contracts subject to the provisions of ASC 605-10-S99, Revenue Recognition—SEC Materials (ASC 605-10-S99), the Company recognizes the relevant portion of the fee upon customer approval. Revenue on time and material contracts is recognized to the extent of billable rates times hours delivered for services provided, to the extent of material cost for products delivered to customers, and to the extent of expenses incurred on behalf of the customers. Shipping and handling fees charged to the customers are recognized as revenue at the time products are delivered to the customers.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A significant portion of the Company’s fixed price-completion contracts involve the design and development of complex client systems. For these contracts that are within the scope of ASC 605-35, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs. For fixed price-completion contracts that are not within the scope of ASC 605-35, revenue is generally recognized ratably over the service period. The Company’s fixed price-license agreements and related services contracts are primarily executed in its international operations. As the agreements to deliver software require significant production, modification or customization of software, revenue is recognized using the contract accounting guidance of ASC 605-35. For agreements to deliver data under license and related services, revenue is recognized as the data is delivered and services are performed. Except for losses on contracts accounted for under ASC 605-10-S99, provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined. Losses on contracts accounted for under ASC 605-10-S99 are recognized as the services and materials are provided.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

probable. The Company bases its estimates on previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract or program.

The Company’s U.S. government contracts (94.9 percent of total revenue in the year ended June 30, 2011) are subject to subsequent government audit of direct and indirect costs. Incurred cost audits have been completed through June 30, 2005. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet started or completed.

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

The Company has two reporting units—domestic operations and international operations. Its reporting units are the same as its operating segments. Approximately 95 percent of the Company’s goodwill is attributable to its domestic operations. The Company estimates the fair value of its reporting units using both an income approach and a market approach. The valuation process considers management’s estimates of the future operating performance of each reporting unit. Companies in similar industries are researched and analyzed and management considers the domestic and international economic and financial market conditions, both in general and specific to the industry in which the Company operates, prevailing as of the valuation date. The income approach utilizes discounted cash flows. The Company calculates a weighted average cost of capital for each reporting unit in order to estimate the discounted cash flows. The Company performs its annual testing for impairment of goodwill and other indefinite life intangible assets as of June 30 of each year. The fair value of each of the Company’s reporting units as of June 30, 2011 significantly exceeded its carrying value.

Long-Lived Assets (Excluding Goodwill)

Long-lived assets such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Property and equipment is recorded at cost. Depreciation of equipment and furniture has been provided over the estimated useful life of the respective assets (ranging from three to eight years) using the straight-line method. Leasehold improvements are generally amortized using the straight-line method over the remaining lease term or the useful life of the improvements, whichever is shorter. Repairs and maintenance costs are expensed as incurred. Separately identifiable intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. The Company believes that the carrying values of its long-lived assets as of June 30, 2011 and 2010 are fully realizable.

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

Supplemental Retirement Savings Plan

The Company maintains the CACI International Inc Group Executive Retirement Plan (the Supplemental Savings Plan) and maintains the underlying assets in a Rabbi Trust. The Supplemental Savings Plan is a

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-qualified defined contribution supplemental retirement savings plan for certain key employees whereby participants may elect to defer and contribute a portion of their compensation, as permitted by the plan. Each participant directs his or her investments in the Supplemental Savings Plan (see Note 20).

A Rabbi Trust is a grantor trust established to fund compensation for a select group of management. The assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. The assets held by the Rabbi Trust are invested in both corporate owned life insurance (COLI) products and in non-COLI products. The COLI products are recorded at cash surrender value in the consolidated financial statements as supplemental retirement savings plan assets and the non-COLI products are recorded at fair value in the consolidated financial statements as supplemental retirement savings plan assets. The amounts due to participants are based on contributions, participant investment elections, and other participant activity and are recorded as supplemental retirement savings plan obligations.

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

Earnings Per Share

Basic earnings per share is computed using the sum of the weighted-average number of shares of common stock outstanding during the period and shares issued during the period are weighted for the portion of the period

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that they were outstanding. Diluted earnings per share is computed in a manner similar to that used for basic earnings per share after giving effect to the dilutive effects of the exercise of stock settled stock appreciation rights and stock options and the vesting of restricted stock and restricted stock units. In addition, diluted earnings per share reflect the dilutive effects of restricted stock units with performance conditions in the reporting period in which the performance metric is achieved. When applicable, diluted earnings per share reflect the dilutive effects of shares issuable under the Company’s $300.0 million of 2.125 percent convertible senior subordinated notes that were issued on May 16, 2007 and mature on May 1, 2014 (the Notes), and warrants to issue 5.5 million shares of CACI common stock at an exercise price of $68.31 per share that were issued in May 2007. Information about the weighted-average number of basic and diluted shares is presented in Note 23.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.

The fair value of the Company’s debt under its bank credit facility approximates its carrying value at June 30, 2011. The fair value of the Company’s debt under its bank credit facility was estimated using market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities. The fair value of the Notes is based on quoted market prices (see Note 13).

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

Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, and gains and losses that under U.S. GAAP are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income consist of foreign currency translation adjustments; the changes in the fair value of interest rate swap agreements, net of tax; and differences between actual amounts and estimates based on actuarial assumptions and the effect of changes in actuarial assumptions made under the Company’s post-retirement benefit plans, net of tax (see Note 15).

As of June 30, 2011 and 2010, accumulated other comprehensive loss included a loss of $2.4 million and $9.1 million, respectively, related to foreign currency translation adjustments and a loss of $0.7 million in both years, related to unrecognized post-retirement medical plan costs.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The significant management estimates include estimated costs to complete fixed-price contracts, estimated award fees for contracts accounted for under ASC 605-35, amortization periods for long-lived intangible assets, recoverability of long-lived assets, reserves for accounts receivable, reserves for contract related matters, reserves for unrecognized tax benefits, contingent consideration amounts to be paid in connection with certain acquisitions completed on or after July 1, 2009 and loss contingencies. Actual results could differ from these estimates.

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

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of updates to ASC 470-20, Debt with Conversion and Other Options (ASC 470-20) and ASC 810, Consolidation (ASC 810) effective July 1, 2009.

ASC 470-20 governs the accounting for convertible debt with cash settlement options and accordingly applies to the Company’s convertible debt. Under this standard, the Company separately accounts for the liability and equity (conversion option) components of the Notes, and recognizes interest expense on the Notes using an interest rate in effect for comparable debt instruments that do not contain conversion features. The effective interest rate used under the standard, 6.9 percent, is significantly higher than the coupon rate of 2.125 percent used prior to adoption to record interest expense.

Based on the effective rate of 6.9 percent, the fair value of the liability component of the Notes at May 16, 2007 was measured at $221.9 million, and has been reflected as the carrying amount of the Notes at issuance. The $78.1 million difference between the recast initial carrying amount and the $300.0 million of gross proceeds is accounted for as an unamortized debt discount that is recognized over the seven year term of the Notes as a non-cash component of interest expense. This difference also represents the fair value of the embedded conversion option. This amount, net of the income tax effect of $30.7 million as of the date of issue, was recorded within shareholders’ equity as additional paid-in capital. The income tax effect of $30.7 million was retroactively recognized as a long-term deferred tax liability as of May 16, 2007. This deferred tax liability was netted against the deferred tax asset of $32.8 million associated with the original issue discount originally recorded as of May 16, 2007. Under the revised provisions of ASC 470-20, the Company also reclassified, as of the date of issue, $2.0 million of the Notes’ issuance costs from other long-term assets to additional paid-in capital, and recognized a deferred tax asset of $0.8 million related to this reclassification.

The updates to ASC 470-20 had the effect of significantly increasing interest expense with the amortization of the debt discount. Income tax expense decreased by the incremental benefit related to the increased interest expense, and net income and basic and diluted earnings per share decreased due to the after-tax effect of the incremental interest expense. While there was no effect on operating or total cash flows, certain amounts within the cash flows from operating activities were retroactively adjusted to reflect the impact of changes to ASC 470-20 for the year ended June 30, 2009.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The retroactive effects of the ASC 470-20 updates on the Company’s financial position as of June 30, 2009, and on the results of operations and cash flows for the year then ended, are shown in the tables below. Current period balances related to the convertible debt and interest expense thereon are described in Note 13.

The updates to ASC 810 established new accounting and reporting standards for 1) noncontrolling ownership interests in subsidiaries, 2) the amount of consolidated net income (loss) attributable to the Company and to the noncontrolling interests, 3) changes in the Company’s ownership interest and 4) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also established additional reporting requirements that identify and distinguish between the ownership interest of the Company and that of the noncontrolling owners.

In accordance with the provisions of ASC 810, the Company retrospectively reclassified the “Minority interest in joint venture” balance associated with its investment in eVenture Technology, LLC (eVentures) previously included in “Other long-term liabilities” in the consolidated balance sheet to a new component of shareholders’ equity entitled “Noncontrolling interest in joint venture”. In the Statement of Operations for the year ended June 30, 2009, the Company retrospectively included the minority interest in earnings of the joint venture within its consolidated net income before noncontrolling interest in earnings of joint venture, and deducted the same amount to derive net income attributable to CACI.

The impacts of the updates to ASC 470-20 and ASC 810 on the Company’s results of operations for the year ended June 30, 2009 are as follows (in thousands, except per share data):

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impacts of the updates to ASC 470-20 and ASC 810 on the Company’s statement of cash flows for the year ended June 30, 2009 are as follows (in thousands):

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

In June 2009, the FASB issued updates to ASC 810, Consolidation (ASC 810). These ASC 810 updates amend the accounting standards pertaining to the consolidation of certain variable interest entities, and when and how to determine, or re-determine, whether an entity is a variable interest entity. In addition, ASC 810 replaces the quantitative approach for determining who has a controlling financial interest in a variable interest entity with a qualitative approach, and requires ongoing assessments of whether an entity is the primary beneficiary of a variable interest entity. The updates to ASC 810 were effective for the Company beginning July 1, 2010. The adoption of ASC 810 did not have a material effect on the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13) which amends ASC Topic 605, Revenue Recognition. This accounting update establishes a hierarchy for determining the value of each element within a multiple deliverable arrangement. ASU 2009-13 was effective for the Company beginning July 1, 2010 and applies to arrangements entered into on or after this date. The adoption of ASU 2009-13 did not have a material effect on the Company’s financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14), which updates ASC Topic 985, Software. ASU 2009-14 clarifies which accounting guidance should be used for purposes of measuring and allocating revenue for arrangements that contain both tangible products and software, and where the software is more than incidental to the tangible product as a whole. ASU 2009-14 was effective for the Company beginning July 1, 2010 and applies to arrangements entered into on or after this date. The adoption of ASU 2009-14 did not have a material effect on the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy, and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009 with early adoption permitted, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years with early adoption permitted. The Company has provided the required disclosures regarding

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the valuation techniques utilized in measuring its Level 3 assets and liabilities (see Note 22). The Company will adopt the provisions of ASU 2010-06 pertaining to transfers into and out of the Level 3 category effective July 1, 2011.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05) which amends ASC Topic 220, Comprehensive Income. This accounting update requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for the Company beginning July 1, 2012. The adoption of ASU 2011-05 will impact disclosures only and will not impact the Company’s financial position or results of operations.

NOTE 4. ACQUISITIONS

Year Ended June 30, 2011

During the year ended June 30, 2011, the Company completed acquisitions of three businesses that have added to the Company’s portfolio of cyber security and information technology modernization solutions, two in the United States and one in the United Kingdom, as follows:

•	On November 1, 2010, the acquisition of 100 percent of TechniGraphics, Inc., a United States-based company that provides imaging and geospatial services to the U.S. government;

•	On November 1, 2010, the acquisition of 100 percent of Applied Systems Research, Inc, a United States-based company that provides technical services and products to the U.S. government; and

•	On February 10, 2011, the acquisition of 100 percent of Chronotech b.v., a Dutch company specializing in advanced on-line applications for government and commercial organizations.

The combined initial purchase consideration to acquire these three businesses was approximately $132.5 million, of which $14.0 million was deposited into escrow accounts pending final determination of the net worth of the assets acquired and to secure the sellers’ indemnification obligations for the United States-based acquisitions and approximately $1.5 million was retained by CACI Limited to secure the United Kingdom-based sellers’ indemnification obligations (collectively, Indemnification Amounts). Remaining Indemnification Amounts, if any, at the end of the indemnification periods will be distributed to the Sellers. All remaining Indemnification Amounts, if any, are expected to be distributed to the sellers by February 2013.

Subsequent to the dates of the acquisitions, the Company and the Sellers of each company agreed on the net worth of the assets acquired in each acquisition and, as a result, the Company paid an additional $2.1 million of purchase consideration.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has completed its detailed valuations of the assets acquired and liabilities assumed. Based on the Company’s valuations, the total consideration of $134.6 million has been allocated to assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed, as follows (in thousands):

Cash	$2,773
Accounts receivable	12,070
Prepaid expenses and other current assets	1,267
Property and equipment	2,143
Customer contracts, customer relationships, non-compete agreements	37,913
Goodwill	98,800
Other assets	51
Accounts payable	(1,234)
Accrued expenses and other current liabilities	(7,153)
Long-term deferred taxes	(12,000)

Total consideration paid	$134,630

The value attributed to customer contracts, customer relationships and non-compete agreements is being amortized on an accelerated basis over periods ranging from four to 10 years.

During the year ended June 30, 2011, these three businesses generated $40.0 million of revenue from the dates of acquisition through the Company’s fiscal year end.

Year Ended June 30, 2010

During the year ended June 30, 2010, the Company completed acquisitions of three businesses, two in the United States and one in the United Kingdom. The total consideration recorded to acquire these three businesses, including the amounts paid at closing, additional payments made subsequent to closing based on the final agreed net worth of the assets acquired in each acquisition, transaction costs paid, and the fair value at the date of each acquisition attributable to contingent consideration which may be paid to the sellers of each acquisition based on events to occur in the first two years subsequent to each acquisition date, was approximately $129.1 million. The Company recognized fair values of the assets acquired and liabilities assumed and allocated $83.0 million to goodwill and $48.2 million to other intangible assets, primarily customer relationships and acquired technologies, with the balance allocated to net tangible assets and liabilities assumed. These fair values represent management’s calculations of the fair values as of the acquisition dates and are based on analysis of supporting information.

The maximum contingent consideration that could have been paid in connection of all three acquisition was $49.0 million, and the combined acquisition date fair value was $35.8 million. During the year ended June 30, 2011, $3.3 million of contingent consideration was earned and paid in connection with one of the acquisitions, and the remaining fair value of the contingent consideration liability recorded as of June 30, 2011 related to all three acquisitions is $20.8 million. This amount is included in other accrued expenses and current liabilities on the accompanying consolidated balance sheet. See Notes 12 and 22 for additional information.

Year Ended June 30, 2009

During the year ended June 30, 2009, the Company completed acquisitions of three businesses in the United Kingdom. The total consideration paid for these three businesses, including transaction costs, was $27.4 million, using exchange rates in effect on the date of each acquisition. The Company recognized fair values of the assets

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquired and liabilities assumed and allocated $21.0 million to goodwill; $4.1 million to other intangible assets, primarily computer software and customer relationships; and $2.3 million to net tangible assets. These fair values represent management’s calculations of the fair values as of the acquisition dates and are based on analysis of supporting information.

Two of the acquisitions contained provisions requiring that the Company pay additional consideration of up to a total of approximately $5.0 million, based upon events to occur subsequent to the acquisition date. During the year ended June 30, 2010, in connection with one of the acquisitions, it was determined that no additional consideration would be due. In connection with the other acquisition, additional consideration due, if any, will be determined as of the three year anniversary of the acquisition in January 2012.

NOTE 5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (cost approximates fair value) (in thousands):

	June 30,
	2011	2010
Cash	$163,788	$192,844
Money market funds	1,029	61,699

Total cash and cash equivalents	$164,817	$254,543

NOTE 6. ACCOUNTS RECEIVABLE

Total accounts receivable, net of allowance for doubtful accounts of approximately $3.7 million and $3.2 million at June 30, 2011 and 2010, respectively, consisted of the following (in thousands):

	June 30,
	2011	2010
Billed receivables	$452,533	$393,094
Billable receivables at end of period	66,587	84,107
Unbilled receivables pending receipt of contractual documents authorizing billing	53,922	53,832

Total accounts receivable, current	573,042	531,033
Unbilled receivables, retainages and fee withholdings expected to be billed beyond the next 12 months	8,657	9,291

Total accounts receivable	$581,699	$540,324

NOTE 7. GOODWILL

For the year ended June 30, 2011, goodwill increased as a result of the acquisitions made during the year (Note 4). Many of the acquisitions completed by the Company are structured in a manner whereby goodwill is deductible for income tax purposes. As of June 30, 2011, the Company had $487.6 million of goodwill which is deductible for income tax purposes.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30,
	2011	2010
Customer contracts and related customer relationships	$291,174	$253,031
Acquired technologies	27,177	27,177
Covenants not to compete	3,070	2,373
Other	1,637	1,631

Intangible assets	323,058	284,212
Less accumulated amortization	(214,956)	(175,914)

Total intangible assets, net	$108,102	$108,298

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for customer contracts and related customer relationships as of June 30, 2011 is 8.5 years, and the weighted-average remaining period of amortization is 6.8 years. The weighted-average period of amortization for acquired technologies as of June 30, 2011 is 6.7 years, and the weighted-average remaining period of amortization is 6.0 years.

Amortization expense for the years ended June 30, 2011, 2010 and 2009 was $38.8 million, $37.2 million, and $32.1 million, respectively. Accumulated amortization as of June 30, 2011 for customer contracts and related customer relationships and for acquired technologies was $198.7 million and $13.0 million, respectively. Expected amortization expense for each of the fiscal years through June 30, 2016 and for periods thereafter is as follows (in thousands):

Amount
Year ending June 30, 2012	$29,261
Year ending June 30, 2013	21,677
Year ending June 30, 2014	17,859
Year ending June 30, 2015	13,296
Year ending June 30, 2016	8,606
Thereafter	17,403

Total intangible assets, net	$108,102

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,
	2011	2010
Equipment and furniture	$76,233	$69,164
Leasehold improvements	57,889	53,745

Property and equipment, at cost	134,122	122,909
Less accumulated depreciation and amortization	(71,367)	(64,243)

Total property and equipment, net	$62,755	$58,666

Depreciation expense, including amortization of leasehold improvements, was $16.6 million, $13.9 million and $11.1 million for the years ended June 30, 2011, 2010 and 2009, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10. CAPITALIZED EXTERNAL SOFTWARE DEVELOPMENT COSTS

A summary of changes in capitalized external software development costs, including costs capitalized and amortized during each of the years in the three-year period ended June 30, 2011, is as follows (in thousands):

	Year ended June 30,
	2011	2010	2009
Capitalized software development costs, beginning of year	$1,315	$2,001	$5,165
Costs capitalized	3,358	1,230	171
Amortization	(624)	(1,916)	(3,335)

Capitalized software development costs, end of year	$4,049	$1,315	$2,001

Capitalized software development costs are presented within other current assets and other long-term assets in the accompanying consolidated balance sheets.

NOTE 11. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following (in thousands):

	June 30,
	2011	2010
Accrued salaries and withholdings	$102,116	$86,748
Accrued leave	60,437	54,460
Accrued fringe benefits	11,033	11,582

Total accrued compensation and benefits	$173,586	$152,790

NOTE 12. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following (in thousands):

	June 30,
	2011	2010
Vendor obligations	$84,434	$82,345
Deferred revenue	34,127	24,249
Deferred acquisition consideration	24,779	3,420
Other	13,902	18,545

Total other accrued expenses and current liabilities	$157,242	$128,559

The deferred acquisition consideration of $24.8 million as of June 30, 2011 includes $20.8 million of contingent consideration associated with acquisitions made by the Company during the year ended June 30, 2010 (see Note 22) and $3.5 million related to amounts retained by the Company to secure the Seller’s indemnification obligations in connection with three past U.K. acquisitions.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13. LONG TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,
	2011	2010
Convertible notes payable	$300,000	$300,000
Bank credit facility—term loans	146,250	278,653

Principal amount of long-term debt	446,250	578,653
Less unamortized discount	(36,313)	(47,549)

Total long-term debt	409,937	531,104
Less current portion	(7,500)	(278,653)

Long-term debt, net of current portion	$402,437	$252,451

Bank Credit Facility

The Company has a $750.0 million credit facility (the Credit Facility), which consists of a $600.0 million revolving credit facility (the Revolving Facility) and a $150.0 million term loan (the Term Loan). The Revolving Facility has subfacilities of $50.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. The Credit Facility was entered into on October 21, 2010 and replaced the Company’s then outstanding term loan and revolving credit facility.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $600.0 million, with an expiration date of October 21, 2015. As of June 30, 2011, the Company had no borrowings outstanding under the Revolving Facility and no outstanding letters of credit. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

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

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon the Company’s consolidated total leverage ratio. As of June 30, 2011, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.21 percent.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

case except as expressly permitted under the Credit Facility. Since the inception of the Credit Facility, the Company has been in compliance with all of the financial covenants. A majority of the Company’s assets serve as collateral under the Credit Facility.

The Company capitalized $6.0 million of debt issuance costs associated with the origination of the Credit Facility. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. The unamortized balance of $5.2 million at June 30, 2011 is included in other assets.

As of June 30, 2010 the Company had a $590.0 million credit facility (the 2004 Credit Facility), consisting of a $240.0 million revolving credit facility (the 2004 Revolving Facility) and a $350.0 million term loan (the 2004 Term Loan). The 2004 Revolving Facility was a seven-year, secured facility that permitted continuously renewable borrowings of up to $240.0 million, with an expiration date of May 3, 2011. The 2004 Term Loan was a seven-year secured facility under which principal payments were due in quarterly installments of $0.7 million at the end of each fiscal quarter through March 2011, and the balance would have been due in full on May 3, 2011. Borrowings under both the 2004 Revolving Facility and the 2004 Term Loan bore interest rates based on the London Inter-Bank Offered Rate (LIBOR) or the higher of the prime rate or the federal funds rate plus 0.5 percent, as elected by the Company, in each case plus applicable margins based on the Company’s total leverage ratio as determined quarterly. On October 21, 2010 the 2004 Credit Facility was replaced by the Credit Facility described above.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of June 30, 2011, none of the conditions permitting conversion of the Notes had been satisfied.

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

The fair value of the liability component of the Notes was calculated to be $221.9 million at May 16, 2007, the date of issuance. The excess of the $300.0 million of gross proceeds over the $221.9 million fair value of the liability component, or $78.1 million, represents the fair value of the equity component, which was recorded, net of income tax effect, as additional paid-in capital within shareholders’ equity. This $78.1 million difference represents a debt discount that is amortized over the seven-year term of the Notes as a non-cash component of interest expense. The components of interest expense related to the Notes were as follows (in thousands):

	Year Ended June 30,
	2011	2010	2009
Coupon interest	$6,375	$6,375	$6,375
Non-cash amortization of discount	11,235	10,499	9,809
Amortization of issuance costs	820	820	820

Total	$18,430	$17,694	$17,004

The balance of the unamortized discount as of June 30, 2011 and 2010, was $36.3 million and $47.5 million, respectively. The discount will continue to be amortized as additional, non-cash interest expense over the remaining term of the Notes (through May 1, 2014) using the effective interest method as follows (in thousands):

Fiscal year ending June 30,	Amount Amortized During Period
2012	$12,024
2013	12,868
2014	11,421

$36,313

The fair value of the Notes as of June 30, 2011 was $379.5 million based on quoted market values.

The contingently issuable shares that may result from the conversion of the Notes were included in CACI’s diluted share count for the fiscal year ended June 30, 2011 because CACI’s average stock price during the third and fourth quarters of the year ended June 30, 2011 was above the conversion price of $54.65 per share. The contingently issuable shares were not included in CACI’s diluted share count for the years ended June 30, 2010 or 2009 because CACI’s average stock price during each three month period in those years was below the conversion price. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs attributable to the embedded conversion option was recorded in additional paid-in capital. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

JV Bank Credit Facility

eVentures, a joint venture between the Company and ActioNet, Inc. (see Note 17), entered into a $1.5 million revolving credit facility (the JV Facility). The JV Facility is a four-year, guaranteed facility that permits continuously renewable borrowings of up to $1.5 million with an expiration date of the earliest of September 14, 2011; the date of any restatement, refinancing, or replacement of the Credit Facility without the lender acting as the sole and exclusive administrative agent; or termination of the Credit Facility. Borrowings under the JV Facility bear interest at the lender’s prime rate plus 1.0 percent. eVentures pays a fee of 0.25 percent on the unused portion of the JV Facility. As of June 30, 2011, eVentures had no borrowings outstanding under the JV Facility.

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the years ended June 30, 2011, 2010 and 2009 is as follows (in thousands):

	Interest Rate Swaps
	2011	2010	2009
Gain (loss) recognized in other comprehensive income (loss) (effective portion)	$—	$1,045	$(332)

Loss reclassified to earnings from accumulated other comprehensive loss (effective portion)	$—	$(1,817)	$(1,795)
Gain recognized in earnings (ineffective portion)	—	—	—

	$—	$(1,817)	$(1,795)

As of June 30, 2011, the Company had no outstanding derivative instruments.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate maturities of long-term debt at June 30, 2011 are as follows (in thousands):

Year ending June 30,
2012	$7,500
2013	7,500
2014	311,250
2015	15,000
2016	105,000

Principal amount of long-term debt	446,250
Less unamortized discount	(36,313)

Total long-term debt	$409,937

NOTE 14. LEASES

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire over the next 11 years. Future minimum lease payments due under non-cancelable leases as of June 30, 2011, are as follows (in thousands):

Year ending June 30:
2012	$35,289
2013	31,336
2014	29,563
2015	28,029
2016	22,263
Thereafter	76,007

Total minimum lease payments	$222,487

The minimum lease payments above are shown net of sublease rental income of $0.1 million scheduled to be received over the next eight months under non-cancelable sublease agreements.

Rent expense incurred under operating leases for the years ended June 30, 2011, 2010, and 2009 totaled $45.9 million, $43.0 million, and $40.2 million, respectively.

NOTE 15. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2011	2010
Deferred rent, net of current portion	$25,983	$23,272
Reserve for unrecognized tax benefits	5,095	4,296
Accrued post-retirement obligations	3,447	3,198
Deferred acquisition and contingent consideration	526	34,196
Other	2,815	2,401

Total other long-term liabilities	$37,866	$67,363

Deferred rent liabilities result from recording rent expense and incentives for tenant improvements on a straight-line basis over the life of the respective lease.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued post-retirement obligations include projected liabilities for benefits the Company is obligated to provide under a long-term care, a group health, and an executive life insurance plan, each of which is unfunded. Plan benefits are provided to certain current and former executives, their dependents and other eligible employees, as defined. The post-retirement obligations also include accrued benefits under a supplemental retirement benefit plan covering the Company’s chief executive officer. This plan became effective in August 2005 and replaced the retirement benefits that were forfeited to a former employer. The costs under these plans were $0.3 million during the year ended June 30, 2011.

The deferred acquisition consideration of $0.5 million at June 30, 2011 is related to amounts retained by the Company to secure the seller’s indemnification obligations in connection with a U.K. acquisition made during the Company’s year ended June 30, 2011. The deferred acquisition consideration of $34.2 million at June 30, 2010 is related to acquisitions made by the Company during the year ended June 30, 2010 and consists of $33.8 million of contingent consideration and $0.4 million related to amounts retained by the Company to secure the seller’s indemnification obligations in connection with a U.K. acquisition. The related contingent consideration recorded as of June 30, 2011 is recorded as a current liability (see Note 12).

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Domestic Operations	International Operations	Total
	(in thousands)
Year Ended June 30, 2011
Revenue from external customers	$3,459,715	$118,065	$3,577,780
Net income attributable to CACI	135,158	9,060	144,218
Net assets	1,211,517	98,099	1,309,616
Goodwill	1,200,091	66,194	1,266,285
Total long-term assets	1,457,505	80,548	1,538,053
Total assets	2,176,380	143,751	2,320,131
Capital expenditures	13,264	1,124	14,388
Depreciation and amortization	53,179	2,888	56,067

Year Ended June 30, 2010
Revenue from external customers	$3,032,341	$116,790	$3,149,131
Net income attributable to CACI	98,649	7,866	106,515
Net assets	1,090,795	82,360	1,173,155
Goodwill	1,105,055	56,806	1,161,861
Total long-term assets	1,333,876	70,144	1,404,020
Total assets	2,122,510	122,256	2,244,766
Capital expenditures	20,954	1,549	22,503
Depreciation and amortization	50,095	2,944	53,039

Year Ended June 30, 2009(1)
Revenue from external customers	$2,650,769	$79,393	$2,730,162
Net income attributable to CACI	84,772	4,926	89,698
Net assets	971,685	57,923	1,029,608
Goodwill	1,031,980	51,770	1,083,750
Total long-term assets	1,214,944	66,303	1,281,247
Total assets	1,907,677	98,402	2,006,079
Capital expenditures	11,692	677	12,369
Depreciation and amortization	44,788	1,804	46,592

(1)	Certain amounts as of and for the year ended June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 3.

Interest income and interest expense are not presented above as the amounts attributable to the Company’s international operations are insignificant.

Customer Information

The Company earned 94.9 percent, 94.8 percent and 96.0 percent of its revenue from various agencies and departments of the U.S. government for the years ended June 30, 2011, 2010 and 2009, respectively. Revenue by customer sector was as follows (dollars in thousands):

	Year ended June 30,
	2011	%	2010	%	2009	%
Department of Defense	$2,858,721	79.9%	$2,450,463	77.8%	$2,078,338	76.1%
Federal civilian agencies	537,687	15.0	535,467	17.0	542,090	19.9
Commercial and other	166,966	4.7	146,839	4.7	88,228	3.2
State and local governments	14,406	0.4	16,362	0.5	21,506	0.8

Total revenue	$3,577,780	100.0%	$3,149,131	100.0%	$2,730,162	100.0%

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Revenue and net assets are attributed to geographic areas based on the location of the reportable segment’s management and are disclosed above.

NOTE 17. INVESTMENTS IN JOINT VENTURES

AC FIRST LLC

In July 2009, the Company entered into a joint venture with AECOM Government Services, Inc. (AGS), a division of AECOM Technology Corporation, called AC FIRST LLC (AC FIRST). The companies partnered in the venture to jointly pursue work under a U.S. Army contract. The Company owns 49 percent of AC FIRST and AGS owns 51 percent. The Company accounts for its interest in AC FIRST using the equity method of accounting. The Company’s investment in AC FIRST as of June 30, 2011 is $10.1 million and is included in other long-term assets on the Company’s consolidated balance sheets. The Company’s maximum exposure to loss cannot be determined as any losses incurred by AC FIRST would be allocated to each partner based on the joint venture agreement, however, AC FIRST has not experienced any losses to date. During the years ended June 30, 2011 and 2010, the Company’s share of the net income of AC FIRST was $1.8 million and $70 thousand, respectively. These amounts are included in interest expense and other on the accompanying consolidated statements of operations. The Company has determined that the primary beneficiary of AC FIRST is AGS as AGS owns the majority of AC FIRST and controls its operations. The Company contributed $6.0 million in cash to AC FIRST for general business purposes during the year ended June 30, 2011.

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

Prior to July 1, 2009, the Company had accounted for ActioNet’s interest in eVentures as a minority interest. Effective July 1, 2009, the Company adopted the updates to ASC 810, and has retroactively adjusted its financial statements to account for ActioNet’s share of eVentures as a noncontrolling interest. See Note 3.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2010, the Defense Contract Management Agency (DCMA) issued a letter to the Company with its determination that the Company improperly allocated certain legal costs incurred in connection with the Iraq investigations described above. The Company does not agree with the DCMA’s findings and, on March 9, 2011, filed a Notice of Appeal in the Armed Services Board of Contract Appeals. The Company’s appeal is pending. The Company has accrued its current best estimate of the potential outcome within its estimated range of zero to $2.9 million.

NOTE 19. INCOME TAXES

The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

	Year ended June 30,
	2011	2010	2009 (As Adjusted(1))
Domestic	$215,200	$156,024	$144,888
Foreign	12,123	11,662	7,382

Income before income taxes	$227,323	$167,686	$152,270

(1)	Certain amounts for the year ended June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 3.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of income tax expense are as follows (in thousands):

	Year ended June 30,
	2011	2010	2009 (As Adjusted(1))
Current:
Federal	$59,095	$51,572	$41,884
State and local	13,578	11,155	8,404
Foreign	2,845	3,147	2,660

Total current	75,518	65,874	52,948

Deferred:
Federal	6,175	(4,082)	8,268
State and local	1,194	(820)	1,661
Foreign	218	199	(305)

Total deferred	7,587	(4,703)	9,624

Total income tax expense	$83,105	$61,171	$62,572

(1)	Certain amounts for the year ended June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 3.

Income tax expense differs from the amounts computed by applying the statutory U.S. income tax rate of 35 percent as a result of the following (in thousands):

	Year ended June 30,
	2011	2010	2009 (As Adjusted(1))
Expected tax expense computed at federal rate	$79,563	$58,690	$53,295
State and local taxes, net of federal benefit	9,602	6,759	6,479
(Nonincludible) nondeductible items	(1,965)	(861)	4,227
Incremental effect of foreign tax rates	(914)	(830)	(513)
Other	(3,181)	(2,587)	(916)

Total income tax expense	$83,105	$61,171	$62,572

(1)	Certain amounts for the year ended June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 3.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to deferred taxes are presented below (in thousands):

	June 30,
	2011	2010
Deferred tax assets:
Reserves and accruals	$29,945	$25,347
Stock-based compensation	28,768	30,739
Deferred compensation and post-retirement obligations	27,977	22,093
Deferred rent	2,929	1,746
Original issue discount related to the Notes	883	1,355
Other	1,323	3,138

Total deferred tax assets	91,825	84,418

Deferred tax liabilities:
Goodwill and other intangible assets	(121,842)	(98,988)
Unbilled revenue	(11,758)	(10,360)
Prepaid expenses	(4,011)	(3,630)
Other	(6,257)	(1,789)

Total deferred tax liabilities	(143,868)	(114,767)

Net deferred tax liability	$(52,043)	$(30,349)

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. During the Company’s year ended June 30, 2010, the Internal Revenue Service completed its field audit of the Company’s consolidated federal income tax returns for the years ended June 30, 2005 through 2007 and earlier years in connection with amended returns and carryback claims filed by the Company. The Company received the refunds reflected on its amended returns and carryback claims, as adjusted for the results of the field audit, during the year ended June 30, 2011. During the year ended June 30, 2011, the Internal Revenue Service concluded its examination of the Company’s federal income tax return for the year ended June 30, 2008 with no significant adjustments to a previously recorded refund receivable. The Company collected this receivable during the year ended June 30, 2011. The Company is currently under examination by three state jurisdictions and one foreign jurisdiction for years ended June 30, 2003 through June 30, 2009. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

During the years ended June 30, 2011 and June 30, 2010, the Company’s income tax expense was favorably impacted by non-taxable gains on assets invested in corporate-owned life insurance (COLI) policies, tax benefits related to deductions claimed for income from domestic production activities and interest earned from refunds due on prior year tax returns.

In connection with the issuance of the Notes, original issue discount (OID) was created for income tax purposes. Over the term of the Notes, this OID will generate additional interest expense for income tax reporting purposes (see Note 13).

U.S. income taxes have not been provided for with respect to undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. As of June 30, 2011, the deferred liability associated with these undistributed earnings is $6.0 million.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s total liability for unrecognized tax benefits as of June 30, 2011, 2010 and 2009 was $5.9 million, $5.2 million and $11.9 million, respectively. Of the $5.9 million unrecognized tax benefit at June 30, 2011, $2.0 million, if recognized, would impact the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized benefits is shown in the table below (in thousands):

	Year ended June 30,
	2011	2010	2009
Beginning of year	$5,189	$11,945	$4,612
Additions based on current year tax positions	2,711	1,323	651
Reductions based on current year tax positions	—	—	—
Additions based on prior year tax positions	—	—	6,682
Reductions based on prior year tax positions	(2,003)	(7,332)	—
Lapse of statute of limitations	—	(630)	—
Settlements with taxing authorities	—	(117)	—

End of year	$5,897	$5,189	$11,945

The Company recognizes net interest and penalties as a component of income tax expense. During the years ended June 30, 2011 and 2010, the Company’s income tax expense was reduced by $0.2 million and $0.7 million, respectively, related to interest earned in connection with amended returns and carryback claims filed by the Company, as described above. Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at June 30, 2011. As of June 30, 2011, $5.1 million of the unrecognized tax benefits are included in other long-term liabilities, with the remainder included in other balance sheets accounts.

NOTE 20. RETIREMENT SAVINGS PLANS

401(k) Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, the CACI $MART Plan (the 401(k) Plan). Employees can contribute up to 75 percent (subject to certain statutory limitations) of their total cash compensation. The Company provides matching contributions equal to 50 percent of the amount of salary deferral employees elect, up to 6 percent of each employee’s total calendar year cash compensation, as defined. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. Employee contributions vest immediately. Employer contributions vest in full after three years of employment. Total Company contributions to the 401(k) Plan for the years ended June 30, 2011, 2010, and 2009 were $21.6 million, $17.4 million, and $21.0 million, respectively. During the year ended June 30, 2010, the Company amended the 401(k) Plan to provide that non-vested balances are forfeited upon the earlier of a distribution being taken or on December 31 of the year the participant terminated employment at the Company. Previously, non-vested balances were forfeited upon the earlier of a distribution being taken or on December 31 following a five year break in service. This change increased the amount of forfeitures available to offset Company contributions during the year ended June 30, 2010.

U.K. Defined Contribution Plan

The Company maintains a defined contribution plan in the U.K. Under the plan, employees can elect the amount of pension contributions that they wish to make out of their flexible benefit entitlements subject to certain U.K. tax limits. The contributions are deemed to be company contributions and vest immediately. Employees may also elect to make personal contributions into the plan. Contributions to this plan and its predecessor plans for the years ended June 30, 2011, 2010, and 2009 were $1.5 million, $1.5 million, and $1.3 million, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Savings Plan

The Company maintains the Supplemental Savings Plan through which, on a calendar year basis, officers at the director level and above can elect to defer for contribution to the Supplemental Savings Plan up to 50 percent of their base compensation and up to 100 percent of their bonuses and commissions. Prior to January 1, 2011, officers at the vice president level and above were eligible to participate. During the year ended June 30, 2011, the Supplemental Savings Plan was amended to allow employees at the director level to participate. The Company provides a contribution of 5 percent of compensation for each participant’s compensation that exceeds the limit as set forth in IRC 401(a)(17) (currently $245,000 per year). The Company also has the option to make annual discretionary contributions. Company contributions vest over a 5-year period, and vesting is accelerated in the event of a change of control of the Company. Participant deferrals and Company contributions will be credited with the rate of return based on the investment options and asset allocations selected by the Participant. Participants may change their asset allocation as often as daily, if they so choose. A Rabbi Trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the Supplemental Savings Plan are made upon retirement, termination, death, or total disability. The Supplemental Savings Plan also allows for in-service distributions.

Supplemental Savings Plan obligations due to participants totaled $67.2 million at June 30, 2011, of which $2.3 million is included in accrued compensation and benefits in the accompanying consolidated balance sheet. Supplemental Savings Plan obligations increased by $14.3 million during the year ended June 30, 2011, consisting of $9.1 million of investment gains, $9.3 million of participant compensation deferrals, and $1.1 million of Company contributions, offset by $5.2 million of distributions.

The Company maintains investment assets in a Rabbi Trust to offset the obligations under the Supplemental Savings Plan. The value of the investments in the Rabbi Trust was $66.9 million at June 30, 2011. Investment gains were $8.9 million for the year ended June 30, 2011.

Contribution expense for the Supplemental Savings Plan during the years ended June 30, 2011, 2010, and 2009, was $1.2 million, $0.9 million, and $0.9 million, respectively.

NOTE 21. STOCK PLANS AND STOCK-BASED COMPENSATION

For stock options, stock-settled stock appreciation rights (SSARs) and non-performance-based restricted stock units (RSUs), stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods. For RSUs subject to graded vesting schedules for which vesting is based on achievement of a performance metric in addition to grantee service (performance-based RSUs), stock-based compensation expense is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant. Stock-based compensation expense for performance-based grants dependent upon the net after tax profit (NATP) reported by the Company for the fiscal year ended June 30, 2010 was also adjusted in each reporting period such that expense is recorded for the number of shares then expected to vest based on management’s then best estimate of the performance that would be achieved. A summary of the components of stock-based compensation expense recognized during the years ended June 30, 2011, 2010, and 2009, together with the income tax benefits realized, is as follows (in thousands):

	Year ended June 30,
	2011	2010	2009
Stock-based compensation included in indirect costs and selling expense:
SSARs and non-qualified stock option expense	$3,714	$8,484	$9,926
Restricted stock and RSU expense	14,201	22,266	6,895

Total stock-based compensation expense	$17,915	$30,750	$16,821

Income tax benefit recognized for stock-based compensation expense	$6,549	$11,218	$6,895

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes the effect of expected forfeitures of equity grants by estimating an expected forfeiture rate for grants of equity instruments. Amounts recognized for expected forfeitures are subsequently adjusted periodically and at major vesting dates to reflect actual forfeitures.

The incremental income tax benefits realized upon the exercise or vesting of equity instruments are reported as financing cash flows. During the years ended June 30, 2011, 2010, and 2009, the Company recognized $2.2 million, $0.2 million, and $0.2 million of excess tax benefits, respectively, which have been reported as financing cash inflows in the accompanying consolidated statements of cash flows.

Equity Grants and Valuation

Under the terms of its 2006 Stock Incentive Plan (the 2006 Plan), the Company may issue, among others, non-qualified stock options, restricted stock, RSUs, SSARs, and performance awards, collectively referred to herein as equity instruments. During the periods presented, all equity instrument grants were made in the form of either SSARs or RSUs and the exercise price of all SSAR grants was set at the closing price of a share of the Company’s common stock on the date of grant, as reported by the New York Stock Exchange. Annual grants under the 2006 Plan are generally made to the Company’s key employees during the first quarter of the Company’s fiscal year and to members of the Company’s Board of Directors during the second quarter of the Company’s fiscal year. With the approval of its Chief Executive Officer, the Company also issues equity instruments to strategic new hires and to employees who have demonstrated superior performance.

RSUs and shares of restricted stock granted through June 2008 vest based on the passage of time and continued service as an employee of the Company. Between August 2008 and January 2010, the Company issued performance-based RSUs for which vesting was initially dependent upon the NATP reported by the Company for the fiscal year ended June 30, 2010. In addition to achieving a certain level of NATP, vesting is contingent upon the grantee’s service. Based on the Company’s actual NATP for the year ended June 30, 2010, which is the same as the Company’s net income attributable to CACI as reported on the consolidated statements of operations, the maximum numbers of performance-based RSUs were earned. Performance-based RSUs granted in August 2008 vest in increments of one-third of the shares underlying the RSUs on an annual basis beginning in August 2010, and performance-based RSUs granted in August 2009 vest in increments of one-fourth of the shares underlying the RSUs on an annual basis beginning in August 2011.

On September 1, 2010, the Company made its annual grant to key employees, in the form of performance-based RSUs. The initial number of RSUs granted was 727,880. The final number of such performance-based RSUs which will vest is based on the achievement of an increased NATP for the year ended June 30, 2011 as compared to NATP for the year ended June 30, 2010 and on the average share price of Company stock for the 90 day period ending September 1, 2011 as compared to the average share price for the 90 day period ended September 1, 2010. Once the final number of RSUs has been determined, one-half of the RSUs will vest three years from the grant date and one-half will vest four years from the grant date.

The Company also issues equity instruments in the form of RSUs under its Management Stock Purchase Plan (MSPP) and Director Stock Purchase Plan (DSPP). In addition, annual grants are made to members of the Company’s Board of Directors in the form of a set dollar value of RSUs. Grants to members of the Board of Directors vest based on the passage of time and continued service as a Director of the Company.

Upon the exercise of stock options and SSARs and the vesting of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by either issuing new shares of authorized common stock or by issuing shares from treasury. The total number of shares authorized by shareholders for grants under the 2006 Plan was 10,950,000 as of June 30, 2011. The aggregate number of grants that may be made under the 2006 Plan may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vested but unexercised SSARs and stock options that expire, become available for future grants. As of June 30, 2011, cumulative grants of 11,488,491 equity instruments underlying the shares authorized for the 2006 Plan have been awarded, and 2,286,294 of these instruments have been forfeited.

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

Stock options vest ratably over a three, four, or five year period, depending on the year of grant. Restricted shares and non-performance-based RSUs vest in full three years from the date of grant. SSARs granted as part of the Company’s customary annual award vest ratably over a five year period in a manner consistent with the vesting of stock options. On July 2, 2007, the Company made a one-time special grant of 25,000 SSARs to its then newly appointed President of U.S. Operations and effective June 20, 2007, the Company made a one-time special grant of 300,000 SSARs to its then newly appointed Chief Executive Officer. These special grants of SSARs contain market-based vesting features under which, beginning one year from the date of award, a grantee may exercise portions of his SSARs if the average of the closing prices of a share of the Company’s common stock for 20 consecutive trading days equals or exceeds pre-defined amounts. Greater portions of the grants vest as the average of the closing prices increases. Any SSARs that do not vest under the market-based feature will vest in full five years from the date of grant.

Other than performance-based RSUs which contain a market-based element, the fair value of restricted shares and RSUs is determined based on the closing price of a share of the Company’s common stock on the date of grant. Other than SSARs which contain a market-based element, the fair value of each SSAR or stock option award is estimated on the date of grant using the Black-Scholes valuation model. The fair value of RSUs and SSARs with market-based vesting features is also measured on the grant date, but is done so using a binomial lattice model. The fair values of SSARs granted during the year ended June 30, 2009 were based on the following assumptions (no stock options or SSARs were granted during the years ended June 30, 2011 or 2010):

For SSARs Granted During the year ended June 30,
2009
Historical volatility	30.7% - 38.7%
Expected dividends	0%
Expected life (in years)	5.5
Risk-free rate	2.19% - 3.23%

The expected lives of the SSAR grants represent the period of time SSARs are expected to be outstanding and were based on the contractual terms of the grant and vesting schedules. The risk-free rates for periods approximating the expected lives were based on the U.S. treasury yield curve in effect at the time of the respective grant.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of SSARs granted during the year ended June 30, 2009, was $17.09 and the weighted-average fair value of RSUs granted during the years ended June 30, 2011, 2010, and 2009, was $43.79, $46.01, and $48.77, respectively.

Activity for all outstanding SSARs and stock options, and the corresponding exercise price and fair value information, for the years ended June 30, 2011, 2010, and 2009, is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, June 30, 2008	3,307,849	$8.44 - 65.04	$47.37	$18.91

Exercisable, June 30, 2008	1,267,681	8.44 - 65.04	37.00	14.68

Issued	346,300	37.67 - 49.78	49.13	17.09
Exercised	(71,215)	9.41 - 40.00	29.89	13.54
Forfeited	(172,889)	9.94 - 62.48	50.66	19.27
Expired	(31,000)	8.44 - 49.43	46.79	16.61

Outstanding, June 30, 2009	3,379,045	9.25 - 65.04	47.76	18.84

Exercisable, June 30, 2009	1,335,207	9.25 - 65.04	40.22	16.03

Exercised	(191,337)	9.25 - 46.37	29.21	11.17
Forfeited	(56,667)	45.77 - 62.48	51.10	19.55
Expired	(44,613)	11.19 - 64.36	60.59	23.44

Outstanding, June 30, 2010	3,086,428	9.94 - 65.04	48.66	19.23

Exercisable, June 30, 2010	1,455,220	9.94 - 65.04	44.99	18.08

Exercised	(791,722)	9.94 - 62.48	36.36	14.82
Forfeited	(85,460)	45.77 - 54.39	49.47	18.88
Expired	(98,942)	48.83 - 63.20	58.61	22.09

Outstanding, June 30, 2011	2,110,304	34.10 - 65.04	52.78	20.77

Exercisable, June 30, 2011	1,177,209	$34.10 - 65.04	$55.19	$22.17

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the number of unvested SSARs and stock options and in unvested restricted stock and RSUs during each of the years in the three-year period ended June 30, 2011, together with the corresponding weighted-average fair values, are as follows:

	SSARs and Stock Options		Restricted Stock and Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2008	2,040,168	$21.53	346,160	$54.19

Granted	346,300	17.09	410,699	48.77
Vested	(178,575)	24.59	(115,475)	50.40
Forfeited	(164,055)	19.59	(62,570)	49.71

Unvested at June 30, 2009	2,043,838	20.67	578,814	49.37

Granted	—	—	499,466	46.01
Vested	(355,963)	22.73	(101,715)	51.56
Forfeited	(56,667)	19.55	(26,935)	48.13

Unvested at June 30, 2010	1,631,208	20.26	949,630	47.41

Granted	—	—	800,112	43.79
Vested	(612,653)	22.38	(357,954)	47.87
Forfeited	(85,460)	18.88	(69,687)	45.01

Unvested at June 30, 2011	933,095	$18.99	1,322,101	$45.23

Information regarding the cash proceeds received, and the intrinsic value and total tax benefits realized resulting from stock option exercises is as follows (in thousands):

	Year ended June 30,
	2011	2010	2009
Cash proceeds received	$22,077	$5,589	$2,129
Intrinsic value realized	$14,561	$1,557	$989
Income tax benefit realized	$5,731	$612	$388

The total intrinsic value of RSUs that vested during the years ended June 30, 2011, 2010, and 2009 was $15.4 million, $4.5 million and $5.3 million, respectively, and the tax benefit realized for these vestings was $6.1 million, $1.7 million and $2.1 million, respectively.

The grant date fair value of stock options that vested during each of the years in the three-year period ended June 30, 2011 was $13.7 million, $8.1 million, and $4.4 million, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding SSAR and Stock Option Information

Information regarding the SSARs and stock options outstanding and exercisable as of June 30, 2011, is as follows (intrinsic value in thousands):

	SSARs and Options Outstanding				SSARs and Options Exercisable
Range of exercise Price	Number of Instruments	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value	Number of Instruments	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$30.00-$39.99	156,509	$34.59	1.94	$4,458	152,669	$34.52	1.89	$4,361
$40.00-$49.99	786,761	48.71	3.66	11,309	215,826	48.73	3.66	3,097
$50.00-$59.99	568,140	52.49	2.51	6,017	209,820	54.10	2.14	1,883
$60.00-$69.99	598,894	63.17	1.13	255	598,894	63.17	1.13	255

	2,110,304	$52.78	2.51	$22,039	1,177,209	$55.19	1.87	$9,596

As of June 30, 2011, there was $3.4 million of unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted-average period of 1.5 years, and $18.8 million of unrecognized compensation cost related to restricted stock and RSUs scheduled to be recognized over a weighted-average period of 2.5 years.

Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP and DSPP in November 2002, and implemented these plans beginning July 1, 2003. There are 1,000,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of the quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of June 30, 2011, participants have purchased 792,180 shares under the ESPP, at a weighted-average price per share of $45.16. Of these shares, 75,321 were purchased by employees at a weighted-average price per share of $47.00 during the year ended June 30, 2011. To satisfy its obligations under the ESPP, the Company can purchase shares in the open market, issue shares previously acquired and held in treasury or issue authorized but unissued shares. During the year ended June 30, 2011, the Company purchased 75,321 shares in the open market to fulfill the employees’ share purchases.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100 percent of their annual bonus. For the fiscal years ended June 30, 2011, 2010 and 2009, RSUs awarded in lieu of bonuses earned are granted at 85 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange. RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock.

Activity related to the MSPP and the DSPP during the year ended June 30, 2011 is as follows:

	MSPP	DSPP
RSUs outstanding, June 30, 2010	72,844	427
Granted	15,171	241
Issued	(9,005)	—
Forfeited	(1,518)	—

RSUs outstanding, June 30, 2011	77,492	668

Weighted average grant date fair value as adjusted for the applicable discount	$36.46

Weighted average grant date fair value		$51.87

NOTE 22. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2011, the Company’s financial instruments measured at fair value included non-COLI money market investments and mutual funds held in the Company’s Supplemental Savings Plan and contingent consideration in connection with business combinations completed during the year ended June 30, 2010. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	Fair Value
Non-COLI assets held in connection with Supplemental Savings Plan	Long-term asset	Level 1	$6,514
Contingent Consideration	Current liability	Level 3	$20,839

Changes in the fair value of the assets held in connection with the Supplemental Savings Plan are recorded in indirect costs and selling expenses.

All three acquisitions completed during the year ended June 30, 2010 (see Note 4) contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two year periods subsequent to each acquisition. The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each reporting period, the fair value of the contingent consideration is remeasured and any changes are recorded in indirect costs and selling expenses. During the years ended June 30, 2011 and 2010, this remeasurement resulted in a $9.6 million and $2.0 million, respectively, reduction in the liability recorded.

NOTE 23. EARNINGS PER SHARE

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Year ended June 30,
	2011	2010	2009 (As Adjusted(1))
Net income attributable to CACI	$144,218	$106,515	$89,698

Weighted-average number of basic shares outstanding during the period	30,281	30,138	29,976
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	816	538	451
Dilutive effect of the Notes	203	—	—

Weighted-average number of diluted shares outstanding during the period	31,300	30,676	30,427

Basic earnings per share	$4.76	$3.53	$2.99

Diluted earnings per share	$4.61	$3.47	$2.95

(1)	Certain amounts for the year ended June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 3.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total number of weighted-average common stock equivalents excluded from the diluted per share computations due to their anti-dilutive effects for the years ended June 30, 2011, 2010 and 2009, were 1.9 million, 2.4 million, and 2.5 million, respectively. The performance-based RSUs granted in August 2008 were excluded from the calculation of diluted earnings per share for the fiscal year ended June 30, 2009 as the underlying shares were considered to be contingently issuable shares until June 30, 2010, the date on which the performance metric was measured. With the resolution of the performance metric, shares underlying the performance-based RSUs granted in August 2008 and August 2009 are included in the calculation of diluted earnings per share for the years ended June 30, 2010 and 2011. The shares underlying the performance-based RSUs granted in September 2010 are included in the calculation of diluted earnings per share for the year ended June 30, 2011 as the NATP performance metric associated with the shares was met and as if the performance metric based on the share price was computed as of June 30, 2011. The shares underlying the Notes were not included in the computation of diluted earnings per share for the years ended June 30, 2009 and 2010 because the conversion price of $54.65 exceeded the average share price during each three month period in those years. The shares underlying the Notes were included in the computation of diluted earnings per share for the year ended June 30, 2011 because the average share price during the quarters ended March 31, 2011 and June 30, 2011 exceeded the conversion price of $54.65. The Warrants were excluded from the computation of diluted earnings per share because the Warrants’ exercise price of $68.31 was greater than the average market price of a share of Company common stock during the periods in which the Warrants were outstanding.

NOTE 24. COMMON STOCK DATA (UNAUDITED)

The ranges of high and low sales prices of the Company’s common stock as reported by the New York Stock Exchange for each quarter during the fiscal years ended June 30, 2011 and 2010 were as follows:

	2011		2010
Quarter	High	Low	High	Low
1st	$48.70	$40.00	$48.85	$42.00
2nd	$54.11	$43.61	$49.92	$44.65
3rd	$62.75	$50.91	$52.92	$45.36
4th	$64.40	$58.15	$51.93	$41.44

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 25. QUARTERLY FINANCIAL DATA (UNAUDITED)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended June 30, 2011 and 2010, are presented below (in thousands except per share data).

	Year ended June 30, 2011
	First	Second	Third	Fourth
Revenue	$833,971	$867,278	$913,369	$963,162
Income from operations	$52,097	$59,435	$61,785	$78,084
Net income attributable to CACI	$28,655	$33,235	$36,427	$45,901
Basic earnings per share	$0.95	$1.10	$1.20	$1.52
Diluted earnings per share	$0.92	$1.08	$1.16	$1.44
Weighted-average shares outstanding:
Basic	30,304	30,288	30,373	30,162
Diluted	31,102	30,906	31,300	31,895

	Year ended June 30, 2010
	First	Second	Third	Fourth
Revenue	$739,518	$776,727	$784,169	$848,717
Income from operations	$46,028	$47,461	$47,322	$53,971
Net income attributable to CACI	$23,855	$26,052	$26,708	$29,900
Basic earnings per share	$0.79	$0.87	$0.89	$0.99
Diluted earnings per share	$0.78	$0.85	$0.87	$0.96
Weighted-average shares outstanding:
Basic	30,034	30,109	30,171	30,241
Diluted	30,464	30,580	30,641	31,022

NOTE 26. SUBSEQUENT EVENTS

On July 1, 2011, the Company completed its transaction to acquire Pangia Technologies, LLC, for $41.0 million. Pangia is a software engineering company that provides technical solutions in the areas of computer network operations, information assurance, mission systems, software and systems engineering, and IT infrastructure support. This acquisition furthers CACI’s growth in cybersecurity solutions and increases its presence in the Intelligence Community.

On July 25, 2011, the Company announced that it had signed a definitive agreement to acquire Paradigm Holdings, Inc., the parent of Paradigm Solutions Corporation. Paradigm provides cybersecurity and enterprise IT solutions to clients in federal civilian agencies, the Department of Defense, and the Intelligence Community. This acquisition expands CACI’s cybersecurity capabilities and its presence in supporting national security missions. The Company anticipates that it will complete the acquisition during the first half of its fiscal year ending June 30, 2012.

In August 2011, the Company’s Board of Directors rescinded its May 2011 authorization to repurchase up to $175.0 million in value of shares of the Company’s common stock, and adopted a resolution authorizing the repurchase of up to 4.0 million shares of the Company’s common stock. On August 29, 2011, the Company announced its agreement with Bank of America, N.A. to repurchase 4.0 million shares of its common stock under an accelerated share repurchase program.

SCHEDULE II

CACI INTERNATIONAL INC

VALUATION AND QUALIFYING ACCOUNTS

FOR YEARS ENDED JUNE 30, 2011, 2010 AND 2009

(in thousands)

	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2011
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,212	$1,802	$(1,383)	$107	$3,738

2010
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,501	$1,285	$(1,394)	$(180)	$3,212

2009
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,937	$1,208	$(1,047)	$(597)	$3,501

Items included as “Other Changes” include acquisition date reserves of acquired businesses and foreign currency exchange differences.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 29th day of August 2011.

CACI International Inc
Registrant

Date: August 29, 2011	By:

/s/ PAUL M. COFONI
Paul M. Cofoni President Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ PAUL M. COFONI Paul M. Cofoni	President, Chief Executive Officer and Director (Principal Executive Officer)	August 29, 2011

/s/ THOMAS A. MUTRYN Thomas A. Mutryn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 29, 2011

/s/ CAROL P. HANNA Carol P. Hanna	Senior Vice President, Corporate Controller (Principal Accounting Officer)	August 29, 2011

/s/ DR. J. P. LONDON Dr. J. P. London	Chairman of the Board, Executive Chairman	August 29, 2011

/s/ GREGORY G. JOHNSON Adm Gregory G. Johnson, USN (Ret.)	Director	August 29, 2011

/s/ DR. RICHARD L. LEATHERWOOD Dr. Richard L. Leatherwood	Director	August 29, 2011

/s/ JAMES L. PAVITT James L. Pavitt	Director	August 29, 2011

/s/ DR. WARREN R. PHILLIPS Dr. Warren R. Phillips	Director	August 29, 2011

/s/ CHARLES P. REVOILE Charles P. Revoile	Director	August 29, 2011

Signatures	Title	Date

/s/ JAMES S. GILMORE, III James S. Gilmore, III	Director	August 29, 2011

/s/ WILLIAM S. WALLACE Gen William S. Wallace, USA (Ret.)	Director	August 29, 2011

/s/ GORDON R. ENGLAND Gordon R. England	Director	August 29, 2011