Form 10-Q
period 2011-09-30
CACI INTERNATIONAL INC /DE/
filed 2011-11-07
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of November 1, 2011: CACI International Inc Common Stock, $0.10 par value, 26,424,829 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item  1. Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2011	2010
Revenue	$924,395	$833,971

Costs of revenue:
Direct costs	634,931	589,470
Indirect costs and selling expenses	200,282	179,322
Depreciation and amortization	13,528	13,082

Total costs of revenue	848,741	781,874

Income from operations	75,654	52,097
Interest expense and other, net	5,600	5,833

Income before income taxes	70,054	46,264
Income taxes	27,941	17,439

Net income before noncontrolling interest in earnings of joint venture	42,113	28,825
Noncontrolling interest in earnings of joint venture	27	(170)

Net income attributable to CACI	$42,140	$28,655

Basic earnings per share	$1.46	$0.95

Diluted earnings per share	$1.41	$0.92

Weighted-average basic shares outstanding	28,915	30,304

Weighted-average diluted shares outstanding	29,842	31,102

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$28,582	$164,817
Accounts receivable, net	597,696	573,042
Prepaid expenses and other current assets	48,084	44,219

Total current assets	674,362	782,078
Goodwill	1,339,712	1,266,285
Intangible assets, net	126,440	108,102
Property and equipment, net	62,393	62,755
Other long-term assets	100,517	100,911

Total assets	$2,303,424	$2,320,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$7,500
Accounts payable	112,927	98,893
Accrued compensation and benefits	154,147	173,586
Other accrued expenses and current liabilities	174,797	157,242

Total current liabilities	449,371	437,221
Long-term debt, net of current portion	528,496	402,437
Deferred income taxes	82,076	68,123
Other long-term liabilities	102,368	102,734

Total liabilities	1,162,311	1,010,515

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 40,446 and 40,273 shares issued, respectively	4,045	4,027
Additional paid-in capital	506,068	504,156
Retained earnings	980,635	938,495
Accumulated other comprehensive loss	(6,049)	(3,115)
Noncontrolling interest in joint venture	2,658	2,684
Treasury stock, at cost (14,042 and 10,077 shares, respectively)	(346,244)	(136,631)

Total shareholders’ equity	1,141,113	1,309,616

Total liabilities and shareholders’ equity	$2,303,424	$2,320,131

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before noncontrolling interest in earnings of joint venture	$42,113	$28,825
Reconciliation of net income before noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	13,528	13,082
Non-cash interest expense	2,934	2,742
Amortization of deferred financing costs	809	740
Stock-based compensation expense	3,212	4,906
Deferred income tax expense	8,555	2,969
Undistributed earnings of unconsolidated joint ventures	(264)	(314)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(11,972)	(14,925)
Prepaid expenses and other assets	(2,613)	(10,192)
Accounts payable and other accrued expenses	16,826	(23,340)
Accrued compensation and benefits	(28,153)	(22,247)
Income taxes payable and receivable	11,740	16,901
Other liabilities	(568)	8,583

Net cash provided by operating activities	56,147	7,730

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,096)	(3,308)
Cash paid for business acquisitions, net of cash acquired	(104,768)	(387)
Investment in unconsolidated joint venture, net	—	(4,965)
Other	(323)	159

Net cash used in investing activities	(108,187)	(8,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	328,000	—
Payments made under bank credit facilities	(204,875)	(128,601)
Proceeds from employee stock purchase plans	1,325	1,507
Proceeds from exercise of stock options	1,337	253
Repurchases of common stock	(209,680)	(17,767)
Other	155	139

Net cash used in financing activities	(83,738)	(144,469)

Effect of exchange rate changes on cash and cash equivalents	(457)	843

Net decrease in cash and cash equivalents	(136,235)	(144,397)
Cash and cash equivalents, beginning of period	164,817	254,543

Cash and cash equivalents, end of period	$28,582	$110,146

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for income taxes, net	$7,361	$(2,551)

Cash paid during the period for interest	$903	$1,291

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	$982	504

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2011	2010
Net income before noncontrolling interest in earnings of joint venture	$42,113	$28,825
Change in foreign currency translation adjustment	(2,934)	4,873

Comprehensive income	$39,179	$33,698

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

Under ASC 855, Subsequent Events, the Company is required to assess the existence or occurrence of any events occurring after September 30, 2011 that may require recognition or disclosure in the financial statements as of and for the three months ended September 30, 2011. The Company has evaluated all events and transactions that occurred after September 30, 2011, and found that during this period it did not have any subsequent events requiring financial statement recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of September 30, 2011 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities. The fair value of the Company’s $300.0 million of 2.125 percent convertible senior subordinated notes issued May 16, 2007 and that mature on May 16, 2014 (the Notes) is based on quoted market prices. See Note 5.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2011. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08), which simplifies how an entity tests goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Accordingly, an entity will no longer be required to calculate the fair value of a reporting unit in the step one test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU is not expected to significantly impact the Company’s consolidated financial statements.

3.	Acquisitions

During the three months ended September 30, 2011, the Company completed the acquisitions of Pangia Technologies, LLC (Pangia) and Paradigm Holdings, Inc., the parent of Paradigm Solutions Corporation (Paradigm). Pangia is a

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

software engineering services company that provides technical solutions in the areas of computer network operations, information assurance, mission systems, software and systems engineering, and IT infrastructure support. Paradigm provides cybersecurity and enterprise IT solutions to clients in federal civilian agencies, the Department of Defense, and the Intelligence Community. The combined purchase consideration to acquire these two companies was $102.5 million. The Company has completed its valuation of the businesses acquired and has recognized fair values of the assets acquired and liabilities assumed. The Company has allocated $75.6 million to goodwill and $27.2 million to other intangible assets, primarily customer contracts. The acquired businesses generated $8.0 million of revenue from their dates of acquisition (July 1, 2011 for Pangia and September 1, 2011 for Paradigm) through September 30, 2011.

4.	Intangible Assets

Intangible assets increased due to the acquisition of two businesses (see Note 3) and consisted of the following (in thousands):

	September 30, 2011	June 30, 2011
Customer contracts and related customer relationships	$317,741	$291,174
Acquired technologies	27,177	27,177
Covenants not to compete	3,401	3,070
Other	1,641	1,637

Intangible assets	349,960	323,058
Less accumulated amortization	(223,520)	(214,956)

Total intangible assets, net	$126,440	$108,102

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all customer contracts and related customer relationships as of September 30, 2011 is 8.6 years, and the weighted-average remaining period of amortization is 7.4 years. The weighted-average period of amortization for acquired technologies as of September 30, 2011 is 6.7 years, and the weighted-average remaining period of amortization is 6.0 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2012, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2012 (nine months)	$24,668
2013	25,939
2014	21,643
2015	16,509
2016	11,814
Thereafter	25,867

Total intangible assets, net	$126,440

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2011	June 30, 2011

Convertible notes payable	$300,000	$300,000
Bank credit facility – Term Loan	144,375	146,250
Bank credit facility – Revolving Facility	125,000	—

Principal amount of long-term debt	569,375	446,250
Less unamortized discount	(33,379)	(36,313)

Total long-term debt	535,996	409,937
Less current portion	(7,500)	(7,500)

Long-term debt, net of current portion	$528,496	$402,437

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $600.0 million, with an expiration date of October 21, 2015. As of September 30, 2011, the Company had $125.0 million outstanding under the Revolving Facility and no outstanding letters of credit. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

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

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon the Company’s consolidated total leverage ratio. As of September 30, 2011, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.24 percent.

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

The Company capitalized $6.0 million of debt issuance costs associated with the origination of the Credit Facility. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. The unamortized balance of $4.6 million at September 30, 2011 is included in other assets.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of September 30, 2011, none of the conditions permitting conversion of the Notes had been satisfied.

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

	September 30,
	2011	2010
Coupon interest	$1,594	$1,594
Non-cash amortization of discount	2,934	2,742
Amortization of issuance costs	205	205

Total	$4,733	$4,541

The balance of the unamortized discount as of September 30, 2011 and June 30, 2011, was $33.4 million and $36.3 million, respectively. The discount will continue to be amortized as additional, non-cash interest expense over the remaining term of the Notes (through May 1, 2014) using the effective interest method as follows (in thousands):

Fiscal year ending June 30,	Amount Amortized During Period
2012 (nine months)	$9,089
2013	12,868
2014	11,422

$33,379

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The fair value of the Notes as of September 30, 2011 was $334.8 million based on quoted market values.

The contingently issuable shares were not included in CACI’s diluted share count for the three months ended September 30, 2011 or 2010 because CACI’s average stock price during those periods was below the conversion price. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs attributable to the embedded conversion option was recorded in additional paid-in capital. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

JV Bank Credit Facility

eVenture Technologies LLC (eVentures), a joint venture between the Company and ActioNet, Inc., entered into a $1.5 million revolving credit facility (the JV Facility). The JV Facility was a four-year, guaranteed facility that permited continuously renewable borrowings of up to $1.5 million with an expiration date of the earliest of September 14, 2011; the date of any restatement, refinancing, or replacement of the Credit Facility without the lender acting as the sole and exclusive administrative agent; or termination of the Credit Facility. The JV Facility expired on September 14, 2011. eVentures had no borrowings outstanding under the JV Facility during the three months ended September 30, 2011.

The aggregate maturities of long-term debt at September 30, 2011 are as follows (in thousands):

Twelve months ending September 30,
2012	$7,500
2013	7,500
2014	313,125
2015	15,000
2016	226,250

569,375
Less unamortized discount	(33,379)

Total long-term debt	$535,996

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.	Commitments and Contingencies

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

In December 2010, the Defense Contract Management Agency (DCMA) issued a letter to the Company with its determination that the Company improperly allocated certain legal costs incurred arising out of the Company’s work in Iraq from 2003 to 2005. The Company does not agree with the DCMA’s findings and, on March 9, 2011, filed a Notice of Appeal in the Armed Services Board of Contract Appeals. The Company’s appeal is pending. The Company has accrued its current best estimate of the potential outcome within its estimated range of zero to $2.9 million.

7.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Stock-based compensation included in indirect costs and selling expenses:
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	$606	$1,387
Restricted stock and restricted stock unit (RSU) expense	2,606	3,519

Total stock-based compensation expense	$3,212	$4,906

Income tax benefit recognized for stock-based compensation expense	$1,281	$1,856

Under the terms of its 2006 Stock Incentive Plan (the 2006 Plan), the Company may issue, among others, non-qualified stock options, restricted stock, RSUs, SSARs, and performance awards, collectively referred to herein as equity instruments. During the periods presented all equity instrument grants were made in the form of RSUs. Other than performance-based RSUs which contain a market-based element, the fair value of RSU grants were determined based on the closing price of a share of the Company’s common stock on the date of grant. The fair value of RSUs with market-based vesting features was also measured on the grant date, but was done so using a binomial lattice model.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Annual grants under the 2006 Plan are generally made to the Company’s key employees during the first quarter of the Company’s fiscal year and to members of the Company’s Board of Directors during the second quarter of the Company’s fiscal year. With the approval of its Chief Executive Officer, the Company also issues equity instruments to strategic new hires and to employees who have demonstrated superior performance. In September 2011, the Company made its annual grant to its key employees consisting of 721,540 Performance Restricted Stock Units (PRSUs), representing the maximum amount which could be earned. The PRSUs are subject to both performance and market conditions. No PRSUs will be earned if the Net After Tax Profit for the fiscal year ending June 30, 2012 is less than the Net After Tax Profit for the fiscal year ended June 30, 2011. The number of PRSUs earned by the grantee is dependent on the increase or decrease of the 90 calendar day average price per share of common stock of the Company for the period ended September 1, 2011 compared to the 90 calendar day average price per share of common stock of the Company for the period ending September 1, 2012. In addition to the performance and market conditions, there is a service vesting condition which stipulates that 50 percent of the award will vest on the third anniversary of the grant date and 50 percent of the award will vest on the fourth anniversary of the grant date, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon retirement, as defined.

The total number of shares authorized by shareholders for grants under the 2006 Plan is 10,950,000 as of September 30, 2011. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of September 30, 2011, cumulative grants of 12,229,684 equity instruments underlying the shares authorized have been awarded, and 2,476,399 of these instruments have been forfeited.

Activity related to SSARs/non-qualified stock options and RSUs/restricted shares issued under the 2006 Plan during the three months ended September 30, 2011 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs/ Restricted Shares
Outstanding, June 30, 2011	2,110,304	1,322,101
Granted	—	741,193
Exercised/Issued	(34,330)	(232,306)
Forfeited/Lapsed	(6,380)	(183,725)

Outstanding, September 30, 2011	2,069,594	1,647,263

Weighted average grant date fair value for RSUs/restricted shares		$46.32

As of September 30, 2011, there was $2.7 million of total unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted average period of 1.3 years, and $32.4 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 2.8 years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are no longer subject to a market or performance condition. The PRSUs granted in September 2011 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares. These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved. The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2011	2010
Net income attributable to CACI	$42,140	$28,655

Weighted average number of basic shares outstanding during the period	28,915	30,304
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	927	798

Weighted average number of diluted shares outstanding during the period	29,842	31,102

Basic earnings per share	$1.46	$0.95

Diluted earnings per share	$1.41	$0.92

On August 29, 2011, we entered into an accelerated share repurchase agreement with Bank of America N.A. (BofA), under which we paid $209.7 million for 4 million shares of our common stock. Our effective per share purchase price will be based generally on the average of the daily volume weighted average prices per share of our common stock, less a discount, calculated during an averaging period which began August 25, 2011 and will last up to eleven months.

The total amount ultimately paid for these shares will not be known until the averaging period ends and a final settlement occurs. Upon final settlement, we will either receive a settlement amount or be required to remit a settlement amount, in cash or common stock, at our option. We recorded the $209.7 million payment to BofA as treasury stock in our consolidated balance sheet as of September 30, 2011.

Shares outstanding during the three months ended September 30, 2011, reflect the repurchase of shares of CACI’s common stock under the accelerated share repurchase agreement described above and other share repurchase programs approved by the Company’s Board of Directors. Shares outstanding during the three months ended September 30, 2010 reflect the repurchase of shares under other approved share repurchase programs.

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

The Company’s total liability for unrecognized tax benefits as of September 30, 2011 and June 30, 2011 was $6.1 million and $5.9 million, respectively. Of the $6.1 million unrecognized tax benefit at September 30, 2011, $2.2 million, if recognized, would impact the Company’s effective tax rate.

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

	Domestic	International	Total
Three Months Ended September 30, 2011
Revenue from external customers	$896,721	$27,674	$924,395
Net income attributable to CACI	40,395	1,745	42,140
Three Months Ended September 30, 2010
Revenue from external customers	$805,735	$28,236	$833,971
Net income attributable to CACI	27,105	1,550	28,655

11.	Fair Value of Financial Instruments

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of September 30, 2011, the Company’s financial instruments measured at fair value included non-corporate owned life insurance (COLI) money market investments and mutual funds held in the Company’s supplemental retirement savings plan (the Supplemental Savings Plan) and contingent consideration in connection with business combinations completed during the year ended June 30, 2010. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and June 30, 2011, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	September 30, 2011	June 30, 2011
			Fair Value

Non-COLI assets held in connection with the Supplemental Savings Plan	Long-term asset	Level 1	$6,738	$6,514
Contingent Consideration	Current liability	Level 3	$20,174	$20,839

Changes in the fair value of the assets held in connection with the Supplemental Savings Plan are recorded in indirect costs and selling expenses.

All three acquisitions completed during the year ended June 30, 2010 contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two year periods subsequent to each acquisition. The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each reporting period, the fair value of the contingent consideration is remeasured and any changes are recorded in indirect costs and selling expenses. During the three months ended September 30, 2011, this remeasurement resulted in a $0.7 million decrease in the liability recorded. For the three months ended September 30, 2010, this remeasurement resulted in a $1.7 million increase in the liability recorded.

12.	Subsequent Events

Acquisitions

On October 3, 2011, the Company acquired 100 percent of the outstanding membership units of Advanced Programs Group, LLC (APG), a provider of Oracle e-Business services in the federal market. The purchase consideration to acquire APG was approximately $66.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and globally (including the impact of uncertainty regarding U.S. debt limits and actions taken related thereto); terrorist activities or war; changes in interest rates; currency fluctuations; significant fluctuations in the equity markets; changes in our effective tax rate; valuation of contingent consideration in connection with business combinations; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism, or an economic stimulus package; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government investigations into allegations of improper actions related to the provision of services in support of U.S. military operations in Iraq; the results of government audits and reviews conducted by the Defense Contract Audit Agency, the Defense Contract Management Agency, or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, and (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; the ability to successfully integrate the operations of our recent and any future acquisitions; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our Securities and Exchange Commission filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We are a leading provider of professional services and information technology solutions to the U.S. government. We derived 93.8 percent and 95.1 percent of our revenue during the three months ended September 30, 2011 and 2010, respectively, from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments and commercial customers. Our major service offerings are as follows:

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

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,				Change
(dollars in thousands)	2011		2010		$	%
Department of Defense (DoD)	$733,267	79.3%	$656,525	78.7%	$76,742	11.7%
Federal civilian agencies	134,009	14.5	136,549	16.4	(2,540)	(1.9)
Commercial and other	52,982	5.7	37,878	4.5	15,104	39.9
State and local governments	4,137	0.5	3,019	0.4	1,118	37.0

Total	$924,395	100.0%	$833,971	100.0%	$90,424	10.8%

For the three months ended September 30, 2011, total revenue increased by 10.8 percent, or $90.4 million, over the same period a year ago. This increase in revenue resulted primarily from organic growth. In addition, during the three months ended September 30, 2011 we had a commercial product sale that generated $12.0 million in revenue.

Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the three months ended September 30, 2011 was $21.5 million.

Revenue from existing operations increased by 8.3 percent, or $68.9 million, for the three months ended September 30, 2011. This organic growth was driven by both an increase in our direct labor and an increase in other direct costs (ODCs). ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 11.7 percent, or $76.7 million, for the three months ended September 30, 2011, as compared to the same period a year ago. The aforementioned acquisitions accounted for 20.4 percent of this total growth, contributing $15.7 million. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications of the commands in Iraq and Afghanistan. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies decreased 1.9 percent, or $2.5 million, for the three months ended September 30, 2011, as compared to the same period a year ago. This decrease is primarily attributable to revenue earned on projects that were substantially completed prior to June 30, 2011 and the timing of fees on certain contracts where we recognize a portion of the fees upon customer approval. Approximately 18.6 percent of the federal civilian agency revenue for the quarter was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $24.9 million and $23.8 million for the three months ended September 30, 2011 and 2010, respectively.

Commercial and other revenue increased 39.9 percent, or $15.1 million, during the three months ended September 30, 2011, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 52.2 percent, or $27.7 million, of total commercial revenue, while domestic operations accounted for 47.8 percent, or $25.3 million. Acquisitions accounted for 23.9 percent of this growth or $3.6 million. The remaining increase in commercial revenue came from a single product sale.

Revenue from state and local governments increased by 37.0 percent, or $1.1 million, for the three months ended September 30, 2011, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended September 30, 2011 and 2010.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended September 30, 2011 and 2010, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended September 30,		Three Months Ended September 30,		Change
(dollars in thousands)	2011	2010	2011	2010	$	%

Revenue	$924,395	$833,971	100.0%	100.0%	$90,424	10.8%

Costs of revenue
Direct costs	634,931	589,470	68.7	70.7	45,461	7.7
Indirect costs and selling expenses	200,282	179,322	21.7	21.5	20,960	11.7
Depreciation and amortization	13,528	13,082	1.4	1.6	446	3.4

Total costs of revenue	848,741	781,874	91.8	93.8	66,867	8.6

Income from operations	75,654	52,097	8.2	6.2	23,557	45.2
Interest expense and other, net	5,600	5,833	0.6	0.7	(233)	(4.0)

Income before income taxes	70,054	46,264	7.6	5.5	23,790	51.4
Income taxes	27,941	17,439	3.0	2.1	10,502	60.2

Net income before noncontrolling interest in earnings of joint venture	42,113	28,825	4.6	3.4	13,288	46.1
Noncontrolling interest in earnings of joint venture	27	(170)	—	—	197

Net income attributable to CACI	$42,140	$28,655	4.6%	3.4%	$13,485	47.1%

Income from operations for the three months ended September 30, 2011 was $75.7 million. This was an increase of $23.6 million, or 45.2 percent, from income from operations of $52.1 million for the three months ended September 30, 2011. Our operating margin of 8.2 percent for the period ended September 30, 2011 increased from 6.2% during the period ended September 30, 2010. This growth in operating margin was driven primarily by our growth in direct billable labor. In addition, during the three months ended September 30, 2011 we had a single commercial product sale that generated $6.1 million in net income.

As a percentage of revenue, direct costs were 68.7 percent and 70.7 percent for the three months ended September 30, 2011 and 2010, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $236.8 million and $211.1 million for the three months ended September 30, 2011 and 2010, respectively. This increase in direct labor was attributable to both acquisitions and organic growth. ODCs were $398.2 million and $378.4 million during the three months ended September 30, 2011 and 2010, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR services within our Strategic Services Sourcing contract along with acquisitions completed subsequent to September 30, 2010.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 21.7 percent and 21.5 percent for the three months ended September 30, 2011 and 2010, respectively. Total stock compensation expense, a component of indirect costs, was $3.2 million and $4.9 million for the three months ended September 30, 2011 and 2010, respectively. The decrease in stock compensation expense is primarily attributable to increased forfeitures and performance RSUs issued in FY09 and FY10 requiring stock compensation expense to be recorded on an accelerated basis.

Depreciation and amortization expense was $13.5 million and $13.1 million for the three months ended September 30, 2011 and 2010, respectively. The increase of $0.4 million, or 3.4 percent, was primarily attributable to depreciation and amortization of both tangible and intangible assets.

Interest expense and other, net decreased $0.2 million, or 4.0 percent, during the three months ended September 30, 2011 as compared to the same period a year ago. The decrease was primarily attributable to a decrease in amortization of deferred financing costs.

The effective tax rate was 39.9 percent and 37.8 percent during the three months ended September 30, 2011 and 2010, respectively. The tax rate reported during the first quarter of FY2012 was negatively impacted by non-deductible losses on assets invested in corporate-owned life insurance (COLI) policies to date while the tax rate reported in the first quarter of FY2011 was favorably impacted by non-taxable gains on assets invested in COLI policies. If gains or losses on these investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2012.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs.

The Credit Facility is a $750.0 million credit facility, which includes a $600.0 million revolving credit facility (the Revolving Facility), and a $150.0 million term loan (the Term Loan). The Revolving Facility has subfacilities of $50.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. At September 30, 2011, $144.4 million was outstanding under the Term Loan, $125.0 million was outstanding under the Revolving Facility and we had no letters of credit outstanding. The Credit Facility has an accordion feature that will allow the facility to be expanded by an additional $200.0 million with applicable lender approvals.

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

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of September 30, 2011, none of the conditions permitting conversion of the Notes had been satisfied.

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

Cash and cash equivalents were $28.6 million and $164.8 million as of September 30, 2011 and June 30, 2011, respectively. The decrease in cash and cash equivalents was primarily attributable to cash used for acquisitions, and the repurchase of company stock pursuant to an accelerated share repurchase plan. Working capital was $225.0 million and $334.9 million as of September 30, 2011 and June 30, 2011, respectively. Our operating cash flow was $56.1 million for the three months ended September 30, 2011 compared to $7.7 million for the same period a year ago. The current year increase in operating cash flow results from profits earned during the current year and our strong operational processes. Days-sales outstanding improved to 58 at September 30, 2011, compared to 59 for the same period a year ago.

We used cash in investing activities of $108.2 million and $8.5 million for the three months ended September 30, 2011 and 2010, respectively. This increase for the three months ended September 30, 2011 as compared to the same period a year ago was primarily attributable to the two acquisitions completed during the quarter.

Cash used in financing activities was $83.7 million in the three months ended September 30, 2011 as compared to $144.5 million in the three months ended September 30, 2010. During the three months ended September 30, 2010, we prepaid $128.2 million of our Term Loan and used $16.8 million to repurchase 0.4 million shares of our common stock. As of September 30, 2011 we had net borrowings of $125.0 million under the Revolving Facility. These borrowings along with our available cash balance funded our repurchase of four million shares of company stock for $209.7 million.

Cash flows from financing activities include proceeds received from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan totaling $2.7 million and $1.8 million during the three months ended September 30, 2011 and 2010, respectively.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2011. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of September 30, 2011, we had no outstanding letters of credit. We have no other material off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps and caps. We have maintained hedging relationships with various counterparties in recent years, including two interest rate swap agreements that expired in December 2009. These agreements allowed us to exchange a portion of our variable rate debt for fixed rate debt. We have not entered into new interest rate swaps at this time due to the relatively favorable interest rate environment. Accordingly, all outstanding balances under our Term Loan, and any amounts that may be borrowed under our Revolving Facility, are subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the three months ended September 30, 2011 would have fluctuated by approximately $0.5 million.

Approximately 3.0 percent and 3.4 percent of our total revenue in three months ended September 30, 2011 and 2010, respectively, was derived from our international operations in the U.K. Our practice in the U.K. is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2011, we held a combination of euros and pounds sterling in the U.K. equivalent to approximately $17.8 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2011.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2011.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Saleh, et al. v. Titan Corp., et al.

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2011 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of California, and transferred to the United States District Court for the District of Columbia, against CACI International Inc, CACI, INC.–FEDERAL, CACI N.V., and former CACI employee Stephen A. Stefanowicz, among other defendants, seeking a permanent injunction, declaratory relief, compensatory and punitive damages, treble damages and attorney’s fees arising out of defendants’ alleged acts against plaintiffs, who were detainees at Abu Ghraib prison and elsewhere in Iraq.

Since the filing of Registrant’s report described above, on August 31, 2011, the Clerk of the District Court entered final judgment in favor of CACI.

Al Shimari, et al. v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceeding in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2011 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio. The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc. Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Since the filing of Registrant’s report described above, on September 21, 2011, the United States Court of Appeals for the Fourth Circuit reversed the decision of the United States District Court for the Eastern District of Virginia and remanded the action with instructions to dismiss the action. On October 5, 2011, the plaintiffs filed a petition for a rehearing en banc, which CACI has opposed. The plaintiffs’ petition remains pending.

Abbas, et al. v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceeding in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2011 for the most recently filed information concerning the suit filed in the United States District Court for the District of Columbia. The lawsuit names CACI Premier Technology, Inc. and L-3 Services, Inc. as defendants. Plaintiffs seek, inter alia, compensatory damages, punitive damages and costs.

Since the filing of the Registrant’s report described above, on September 19, 2011, the plaintiffs voluntarily dismissed the action without prejudice.

We are vigorously defending the above-described legal proceedings, and, based on our present knowledge of the facts, believe the lawsuits are completely without merit.

Item 1A.	Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2011. There have been no material changes from the risk factors described in that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 2011	—	$—	—	—
August 2011	4,000,000	52.42	4,000,000	—
September 2011	—	—	—	—

Total	4,000,000	$52.42	4,000,000	—

(1)	In May 2011, our Board of Directors authorized a stock repurchase program under which we could repurchase up to 2.5 million shares of our common stock, where the total expenditure for the purchase of shares under this repurchase program did not exceed $175.0 million. In August 2011, our Board of Directors rescinded the May 2011 authorization and adopted a resolution authorizing the repurchase of up to 4.0 million shares of the Company’s common stock. On August 29, 2011, the Company announced its agreement with Bank of America, N.A. to repurchase 4.0 million shares of its common stock under an accelerated share repurchase program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

None

Item 5.	Other Information

None

Item 6.	Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company		8-K	July 11, 2003	4.1

10.1	Severance Compensation Agreement between CACI International Inc and Daniel D. Allen dated October 3, 2011	X

10.2	Confirmation from Bank of America, N.A. to CACI International Inc dated August 24, 2011, regarding Issuer Forward Repurchase Transaction*	X

31.1	Section 302 Certification Paul M. Cofoni	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Paul M. Cofoni	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101	The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows (iv) Consolidated Statements of Comprehensive Income, and (v) Notes to Condensed Consolidated Financial Statements.**

*	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.
**	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc

Registrant

Date: November 7, 2011	By:	/s/ Paul M. Cofoni
Paul M. Cofoni
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2011	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 7, 2011	By:	/s/ Carol P. Hanna
Carol P. Hanna
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)