Form 10-Q
period 2011-12-31
CACI INTERNATIONAL INC /DE/
filed 2012-02-06
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 2, 2012: CACI International Inc Common Stock, $0.10 par value, 26,489,223 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item  1. Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,
	2011	2010
Revenue	$973,243	$867,278

Costs of revenue:
Direct costs	679,398	608,536
Indirect costs and selling expenses	204,541	185,247
Depreciation and amortization	14,598	14,060

Total costs of revenue	898,537	807,843

Income from operations	74,706	59,435
Interest expense and other, net	6,538	5,991

Income before income taxes	68,168	53,444
Income taxes	26,888	19,945

Net income including portion attributable to noncontrolling interest in earnings of joint venture	41,280	33,499
Noncontrolling interest in earnings of joint venture	(219)	(264)

Net income attributable to CACI	$41,061	$33,235

Basic earnings per share	$1.55	$1.10

Diluted earnings per share	$1.51	$1.08

Weighted-average basic shares outstanding	26,450	30,288

Weighted-average diluted shares outstanding	27,270	30,906

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended December 31,
	2011	2010
Revenue	$1,897,638	$1,701,249

Costs of revenue:
Direct costs	1,314,329	1,198,006
Indirect costs and selling expenses	404,823	364,569
Depreciation and amortization	28,126	27,142

Total costs of revenue	1,747,278	1,589,717

Income from operations	150,360	111,532
Interest expense and other, net	12,138	11,824

Income before income taxes	138,222	99,708
Income taxes	54,829	37,384

Net income including portion attributable to noncontrolling interest in earnings of joint venture	83,393	62,324
Noncontrolling interest in earnings of joint venture	(192)	(434)

Net income attributable to CACI	$83,201	$61,890

Basic earnings per share	$3.01	$2.04

Diluted earnings per share	$2.91	$2.00

Weighted-average basic shares outstanding	27,683	30,296

Weighted-average diluted shares outstanding	28,556	31,004

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$24,045	$164,817
Accounts receivable, net	658,736	573,042
Prepaid expenses and other current assets	41,084	44,219

Total current assets	723,865	782,078
Goodwill	1,389,163	1,266,285
Intangible assets, net	128,498	108,102
Property and equipment, net	64,718	62,755
Other long-term assets	106,893	100,911

Total assets	$2,413,137	$2,320,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$7,500
Accounts payable	136,467	98,893
Accrued compensation and benefits	158,939	173,586
Other accrued expenses and current liabilities	143,140	157,242

Total current liabilities	446,046	437,221
Long-term debt, net of current portion	589,597	402,437
Deferred income taxes	82,542	68,123
Other long-term liabilities	108,487	102,734

Total liabilities	1,226,672	1,010,515

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 40,490 and 40,273 shares issued, respectively	4,049	4,027
Additional paid-in capital	512,144	504,156
Retained earnings	1,021,695	938,495
Accumulated other comprehensive loss	(7,102)	(3,115)
Treasury stock, at cost (14,023 and 10,077 shares, respectively)	(346,206)	(136,631)

Total CACI shareholders’ equity	1,184,580	1,306,932
Noncontrolling interest in joint venture	1,885	2,684

Total shareholders’ equity	1,186,465	1,309,616

Total liabilities and shareholders’ equity	$2,413,137	$2,320,131

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$83,393	$62,324
Reconciliation of net income including portion attributable to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	28,126	27,142
Non-cash interest expense	5,910	5,522
Amortization of deferred financing costs	1,248	1,762
Stock-based compensation expense	7,243	8,413
Deferred income tax expense	14,162	7,084
Undistributed earnings of unconsolidated joint venture	(661)	(753)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(69,232)	(17,458)
Prepaid expenses and other assets	(1,385)	(8,962)
Accounts payable and other accrued expenses	47,861	(3,651)
Accrued compensation and benefits	(24,263)	(13,430)
Income taxes payable and receivable	(10,091)	(8,584)
Other liabilities	3,030	9,108

Net cash provided by operating activities	85,341	68,517

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,138)	(5,767)
Cash paid for business acquisitions, net of cash acquired	(192,066)	(126,387)
Investment in unconsolidated joint venture, net	—	(4,265)
Other	(765)	1,019

Net cash used in investing activities	(199,969)	(135,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities, net of financing costs	625,251	193,987
Payments made under bank credit facilities	(445,250)	(328,653)
Proceeds from employee stock purchase plans	2,205	2,393
Proceeds from exercise of stock options	2,700	10,275
Repurchases of common stock	(209,680)	(20,016)
Other	(695)	456

Net cash used in financing activities	(25,469)	(141,558)

Effect of exchange rate changes on cash and cash equivalents	(675)	569

Net decrease in cash and cash equivalents	(140,772)	(207,872)
Cash and cash equivalents, beginning of period	164,817	254,543

Cash and cash equivalents, end of period	$24,045	$46,671

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$49,721	$38,184

Cash paid during the period for interest	$6,531	$5,502

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	$3,947	$2,286

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$41,280	$33,499	$83,393	$62,324
Change in foreign currency translation adjustment	(1,026)	(2,018)	(3,960)	2,855
Effect of changes in actuarial assumptions and recognition of prior service cost	(27)	—	(27)	—

Comprehensive income	$40,227	$31,481	$79,406	$65,179

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

Under ASC 855, Subsequent Events, the Company is required to assess the existence or occurrence of any events occurring after December 31, 2011 that may require recognition or disclosure in the financial statements as of and for the three and six months ended December 31, 2011. The Company has evaluated all events and transactions that occurred after December 31, 2011, and found that during this period it did not have any subsequent events requiring financial statement recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of December 31, 2011 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities. The fair value of the Company’s $300.0 million of 2.125 percent convertible senior subordinated notes issued May 16, 2007 and that mature on May 16, 2014 (the Notes) is based on quoted market prices. See Note 5.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2011. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

2.	New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which amends ASC Topic 220, Comprehensive Income. This accounting update requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for the Company beginning July 1, 2012. The adoption of ASU 2011-05 will impact disclosures only and will not impact the Company’s financial position or results of operations.

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

During the six months ended December 31, 2011, the Company completed the acquisitions of Pangia Technologies, LLC (Pangia), Paradigm Holdings, Inc., the parent of Paradigm Solutions Corporation (Paradigm), and Advanced Programs Group, LLC (APG). Pangia is a software engineering services company that provides technical solutions in the areas of computer network operations, information assurance, mission systems, software and systems engineering, and IT infrastructure support. Paradigm provides cybersecurity and enterprise IT solutions to clients in federal civilian agencies, the Department of Defense, and the Intelligence Community. APG is a provider of Oracle e-Business Services in the Federal market. The combined purchase consideration to acquire these three companies was approximately $168.5 million. The Company has completed its valuation of the businesses acquired and has recognized fair values of the assets acquired and liabilities assumed. The Company has allocated $125.7 million to goodwill and $38.9 million to other intangible assets, primarily customer contracts. The acquired businesses generated $31.0 million of revenue from their dates of acquisition (July 1, 2011 for Pangia, September 1, 2011 for Paradigm, and October 3, 2011 for APG) through December 31, 2011.

4.	Intangible Assets

Intangible assets increased due to the acquisition of three businesses (see Note 3) and consisted of the following (in thousands):

	December 31, 2011	June 30, 2011

Customer contracts and related customer relationships	$329,314	$291,174
Acquired technologies	27,177	27,177
Covenants not to compete	3,397	3,070
Other	1,635	1,637

Intangible assets	361,523	323,058
Less accumulated amortization	(233,025)	(214,956)

Total intangible assets, net	$128,498	$108,102

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all customer contracts and related customer relationships as of December 31, 2011 is 8.7 years, and the weighted-average remaining period of amortization is 7.5 years. The weighted-average period of amortization for acquired technologies as of December 31, 2011 is 6.7 years, and the weighted-average remaining period of amortization is 6.0 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2012, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2012 (six months)	$16,806
2013	27,990
2014	23,192
2015	17,842
2016	13,150
Thereafter	29,518

Total intangible assets, net	$128,498

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2011	June 30, 2011

Convertible notes payable	$300,000	$300,000
Bank credit facility – Term Loan	142,500	146,250
Bank credit facility – Revolving Facility	185,000	—

Principal amount of long-term debt	627,500	446,250
Less unamortized discount	(30,403)	(36,313)

Total long-term debt	597,097	409,937
Less current portion	(7,500)	(7,500)

Long-term debt, net of current portion	$589,597	$402,437

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

Subsequent to entering into the Credit Facility, CACI amended the Credit Facility to increase its ability to do share repurchases, modify the margins applicable to the determination of the interest rate and the unused fees under the Credit Agreement, extend the maturity date of the Credit Facility from October 21, 2015 to November 18, 2016, and increase from $200.0 million to $300.0 million the permitted aggregate amount of incremental facilities that may be added by amendment to the Credit Facility.

The Revolving Facility is a secured facility that permits continually renewable borrowings of up to $600.0 million. As of December 31, 2011, the Company had $185.0 million outstanding under the Revolving Facility and no outstanding letters of credit. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $1.9 million through September 30, 2015 and $3.8 million thereafter until September 30, 2016, with the balance due in full on November 18, 2016.

At any time and so long as no default has occurred, the Company has the right to increase the Term Loan or Revolving Facility in an aggregate principal amount of up to $300.0 million with applicable lender approvals. The Credit Facility is available to refinance existing indebtedness and for general corporate purposes, including working capital expenses and capital expenditures.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon the Company’s consolidated total leverage ratio. As of December 31, 2011, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 1.78 percent.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company capitalized $7.3 million of debt issuance costs associated with the origination and amendment of the Credit Facility. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. The unamortized balance of $5.6 million at December 31, 2011 is included in other assets.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of December 31, 2011, none of the conditions permitting conversion of the Notes had been satisfied.

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

The fair value of the liability component of the Notes was calculated to be $221.9 million at May 16, 2007, the date of issuance. The excess of the $300.0 million of gross proceeds over the $221.9 million fair value of the liability component, or $78.1 million, represents the fair value of the equity component, which was recorded, net of income tax effect, as additional paid-in capital within shareholders’ equity. This $78.1 million difference represents a debt discount that is amortized over the seven-year term of the Notes as a non-cash component of interest expense. For the three and six months ended December 31, 2011 and 2010, the components of interest expense related to the Notes were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Coupon interest	$1,594	$1,594	$3,188	$3,188
Non-cash amortization of discount	2,976	2,780	5,910	5,522
Amortization of issuance costs	205	205	410	410

Total	$4,775	$4,579	$9,508	$9,120

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The balance of the unamortized discount as of December 31, 2011 and June 30, 2011, was $30.4 million and $36.3 million, respectively. The discount will continue to be amortized as additional, non-cash interest expense over the remaining term of the Notes (through May 1, 2014) using the effective interest method as follows (in thousands):

Fiscal year ending June 30,	Amount Amortized During Period
2012 (six months)	$6,113
2013	12,868
2014	11,422

$30,403

The fair value of the Notes as of December 31, 2011 was $354.0 million based on quoted market values.

The contingently issuable shares that may result from the conversion of the Notes were included in CACI’s diluted share count for the three and six month periods ended December 31, 2011 because CACI’s average stock price for those periods was above the conversion price of $54.65 per share. The contingently issuable shares were not included in CACI’s diluted share count for the three and six month periods ended December 31, 2010 because CACI’s average stock price was below the conversion price during those periods (see Note 8). Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs attributable to the embedded conversion option was recorded in additional paid-in capital. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

JV Bank Credit Facility

eVenture Technologies LLC (eVentures), a joint venture between the Company and ActioNet, Inc., entered into a $1.5 million revolving credit facility (the JV Facility). The JV Facility was a four-year, guaranteed facility that permitted continuously renewable borrowings of up to $1.5 million with an expiration date of the earliest of September 14, 2011; the date of any restatement, refinancing, or replacement of the Credit Facility without the lender acting as the sole and exclusive administrative agent; or termination of the Credit Facility. The JV Facility expired on September 14, 2011. eVentures had no borrowings outstanding under the JV Facility during the six months ended December 31, 2011.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The aggregate maturities of long-term debt at December 31, 2011 are as follows (in thousands):

Twelve months ending December 31,
2012	$7,500
2013	7,500
2014	307,500
2015	9,375
2016	295,625

627,500
Less unamortized discount	(30,403)

Total long-term debt	$597,097

6.	Commitments and Contingencies

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

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). The DCAA is currently in the process of auditing the Company’s incurred cost submissions for the years ended June 30, 2006 and 2007. In the opinion of management, audit adjustments that may result from audits not yet completed or started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

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

German Value-Added Taxes

The Company is under audit by the German tax authorities for issues related to value-added tax returns. At this time, the Company has not been assessed any deficiency and, based on sound factual and legal precedent, believes it is in compliance with the applicable value-added tax regulations. The Company has not accrued any liability for this matter because an unfavorable outcome is not considered probable. The Company estimates the range of reasonably possible losses to be between $1.5 million and $3.5 million.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Stock-based compensation included in indirect costs and selling expenses:
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	$411	$413	$1,017	$1,800
Restricted stock and restricted stock unit (RSU) expense	3,620	3,094	6,226	6,613

Total stock-based compensation expense	$4,031	$3,507	$7,243	$8,413

Income tax benefit recognized for stock-based compensation expense	$1,596	$1,312	$2,877	$3,168

Under the terms of its 2006 Stock Incentive Plan (the 2006 Plan), the Company may issue, among others, non-qualified stock options, restricted stock, RSUs, SSARs, and performance awards, collectively referred to herein as equity instruments. During the periods presented, all equity instrument grants were made in the form of RSUs. Other than performance-based RSUs which contain a market-based element, the fair value of RSU grants were determined based on the closing price of a share of the Company’s common stock on the date of grant. The fair value of RSUs with market-based vesting features was also measured on the grant date, but was done so using a binomial lattice model.

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

The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan is 12,450,000 as of December 31, 2011. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of December 31, 2011, cumulative grants of 12,256,571 equity instruments underlying the shares authorized have been awarded, and 2,514,143 of these instruments have been forfeited.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Activity related to SSARs/non-qualified stock options and RSUs/restricted shares issued under the 2006 Plan during the six months ended December 31, 2011 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs/ Restricted Shares
Outstanding, June 30, 2011	2,110,304	1,322,101
Granted	—	768,080
Exercised/Issued	(97,895)	(239,668)
Forfeited/Lapsed	(50,740)	(177,109)

Outstanding, December 31, 2011	1,961,669	1,673,404

Weighted average grant date fair value for RSUs/restricted shares		$46.52

As of December 31, 2011, there was $2.1 million of total unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted average period of 1.2 years, and $29.7 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 2.6 years.

8.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive, including stock options and SSARs with an exercise price greater than the average market price of the Company’s common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are no longer subject to a market or performance condition. The total number of weighted-average common stock equivalents excluded from the diluted per share computations due to their anti-dilutive effects were 0.8 million and 0.9 million for the three months ended December 31, 2011 and 2010, respectively, and 2.2 million for both the six months ended December 31, 2011 and 2010. The PRSUs granted in September 2011 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares. These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved. The shares underlying the Notes were included in the computation of diluted earnings per share for the three and six months ended December 31, 2011 because the average share price was above the conversion price during those periods. The shares underlying the Notes were not included in the computation of diluted earnings per share for the three and six month periods ended December 31, 2010 because the conversion price of $54.65 exceeded the average share price during those periods. The Warrants were excluded from the computation of diluted earnings per share during all periods presented because the Warrants’ exercise price of $68.31 was greater than the average market price of a share of Company common stock during the three and six month periods ended December 31, 2011 and 2010. The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income attributable to CACI	$41,061	$33,235	$83,201	$61,890

Weighted average number of basic shares outstanding during the period	26,450	30,288	27,683	30,296
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	816	618	871	708
Dilutive effect of the Notes	4	—	2	—

Weighted average number of diluted shares outstanding during the period	27,270	30,906	28,556	31,004

Basic earnings per share	$1.55	$1.10	$3.01	$2.04

Diluted earnings per share	$1.51	$1.08	$2.91	$2.00

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

The total amount ultimately paid for these shares will not be known until the averaging period ends and a final settlement occurs. Upon final settlement, we will either receive a settlement amount or be required to remit a settlement amount, in cash or common stock, at our option. We recorded the $209.7 million payment to BofA as treasury stock in our consolidated balance sheet as of December 31, 2011.

Shares outstanding during the three and six months ended December 31, 2011, reflect the repurchase of shares of CACI’s common stock under the accelerated share repurchase agreement described above and other share repurchase programs approved by the Company’s Board of Directors. Shares outstanding during the three and six months ended December 31, 2010 reflect the repurchase of shares under other approved share repurchase programs.

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

The Company’s total liability for unrecognized tax benefits as of December 31, 2011 and June 30, 2011 was $6.3 million and $5.9 million, respectively. Of the $6.3 million unrecognized tax benefit at December 31, 2011, $2.2 million, if recognized, would impact the Company’s effective tax rate.

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

	Domestic	International	Total
Three Months Ended December 31, 2011
Revenue from external customers	$948,235	$25,008	$973,243
Net income attributable to CACI	39,434	1,627	41,061
Three Months Ended December 31, 2010
Revenue from external customers	$838,695	$28,583	$867,278
Net income attributable to CACI	31,443	1,792	33,235

Six Months Ended December 31, 2011
Revenue from external customers	$1,844,956	$52,682	$1,897,638
Net income attributable to CACI	79,829	3,372	83,201
Six Months Ended December 31, 2010
Revenue from external customers	$1,644,430	$56,819	$1,701,249
Net income attributable to CACI	58,548	3,342	61,890

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.	Fair Value of Financial Instruments

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of December 31, 2011, the Company’s financial instruments measured at fair value included non-corporate owned life insurance (COLI) money market investments and mutual funds held in the Company’s supplemental retirement savings plan (the Supplemental Savings Plan) and contingent consideration in connection with business combinations completed during the year ended June 30, 2010. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and June 30, 2011, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	December 31, 2011	June 30, 2011
			Fair Value

Non-COLI assets held in connection with the Supplemental Savings Plan	Long-term asset	Level 1	$3,152	$6,514
Contingent Consideration	Current liability	Level 3	$—	$20,839

Changes in the fair value of the assets held in connection with the Supplemental Savings Plan are recorded in indirect costs and selling expenses.

All three acquisitions completed during the year ended June 30, 2010 contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two year periods subsequent to each acquisition. The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each reporting period, the fair value of the contingent consideration is remeasured and any changes are recorded in indirect costs and selling expenses. During the three and six months ended December 31, 2011, this remeasurement resulted in a $0.2 million increase and a $0.5 million decrease, respectively in the liability recorded. For the three and six months ended December 31, 2010, this remeasurement resulted in a $0.6 million decrease and a $1.1 million increase, respectively, in the liability recorded. During the three month period ended December 31, 2011, payments of $20.3 million were made in settlement of earned contingent consideration in connection with two of the acquisitions.

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

We are a leading provider of professional services and information technology solutions to the U.S. government. We derived 95 percent of our revenue during each of the six months ended December 31, 2011 and 2010 from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments and commercial customers. Our major service offerings are as follows:

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

•

Logistics and material readiness services – We offer a full suite of solutions and service offerings that plan for, implement, and control the efficient, effective, and secure flow and storage of goods, services, and information in support of U.S. government agencies. We develop and manage logistics information systems, specialized simulation and modeling toolsets, and provide logistics engineering services. Our operational capabilities span the supply chain, including advanced logistics planning, demand forecasting, total asset visibility (including the use of Radio Frequency Identification technology), and life cycle support for weapons systems. Our logistics services are a critical enabler in support of defense readiness and combat sustainability objectives.

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

•

Geospatial solutions – We support the collection, processing, exploitation, analysis and dissemination of geospatial information relating to Defense, Intelligence, Homeland Security, and commercial applications. We use imagery and other collected data from Government and commercial sources to produce hardcopy and digital maps, and other value added enhanced imagery and 3-dimensional products. Our geospatial solutions employ advanced analytical training, focused tools and applications development, and feature database extraction and maintenance. We provide time-proven expertise in multi-source data analysis and conflation, diverse sensor exploitation, intelligence analysis, and geographic information system (GIS) integration and deployment. We offer mobile solutions and secure web-based data accessibility and subscription services on an enterprise scale.

•

Investigation and litigation support solutions – We support government investigations and litigations in pursuit of saving taxpayer dollars with full service technology solutions. Using comprehensive training to carefully honed processes and procedures, we help attorneys acquire, organize, develop, control, and present evidence throughout the course of litigations, from pre-filing investigation, through complaint, discovery, and trial, to post-trial briefs, review, and appeals. Our portfolio of legal-support offerings includes: cloud hosting (on-line, evidentiary information management to rapidly enable data storage and accessibility); e-discovery consulting and support; data forensic extraction and analysis; document/data capture and processing; database development, population, and maintenance; pre-trial, trial and post-trial support; case management; training; claims management; and Freedom of Information Act (FOIA) support.

•

Healthcare IT solutions – We meet the steadily accelerating demand for new healthcare strategies and technology required by government, industry, and patients. We assist the federal medical community in focusing on the patient, ensuring that systems and processes at the backbone of health organizations are running efficiently. We provide both functional subject matter expertise and health IT services to the Department of Veterans Affairs, the Department of Defense Military Health System, and the Department of Health and Human Services. Our capabilities include medical logistics and facility management, design, development and integration of healthcare information technology systems, including virtual electronic health records, information assurance, and security of personally identifiable information.

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

We carefully follow federal contracting trends and activities and continually evolve our growth strategy to take these into consideration. Most recently, following the announcement of the DoD’s new strategy guidance and the President’s five-year defense budget request, we updated our analysis of our addressable market and believe it remains at roughly $230 to $250 billion. Our analysis was driven by the following:

•	The reduction of Overseas Contingency Operations funding and a slower overall baseline budget growth rate that is consistent with our original CACI addressable market analysis.

•

DoD’s stated strategy for more disciplined use of Defense dollars that identifies better use of information technology, better use of business systems and enterprise systems, and better inventory management as key actions to accomplish this objective. These are established CACI market areas in which we are executing today.

•

DoD’s stated strategy to protect new capabilities and investments that identifies counter-terrorism through Special Operations Forces and advanced intelligence, surveillance, and reconnaissance (ISR) systems, and cyber operations, as key areas where DoD will preserve and grow its investments for future capabilities. These are CACI market areas in which we are well established and in which we have been investing for growth over the last several years.

We will continue to analyze our addressable market and the potential impact on future business opportunities as further details of the new DoD strategy become known, the full President’s budget request for the government’s fiscal year 2013 is released, and the implementation of the 2011 Budget Control Act progresses.

We also face some uncertainties due to the current business environment and we continue to experience a number of protests of major contract awards. In addition, many of our federal government contracts require us to employ personnel with security clearances, specific levels of education and specific past work experience. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense. In addition, a shift of expenditures away from programs that we support could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty, or to decide not to exercise options to renew contracts. Additional factors that could affect our federal government contracting business include an increase in set-asides for small businesses and budgetary priorities limiting or delaying federal government spending in general. In addition, future gains or losses on assets invested in corporate-owned life insurance policies could cause fluctuations in our income tax expense.

Results of Operations for the Three Months Ended December 31, 2011 and 2010

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended December 31, 2011 and 2010, respectively:

	Three Months Ended December 31,				Change
(dollars in thousands)	2011		2010		$	%
Department of Defense (DoD)	$768,667	79.0%	$686,706	79.2%	$81,961	11.9%
Federal civilian agencies	159,132	16.3	133,353	15.4	25,779	19.3
Commercial and other	41,723	4.3	43,384	5.0	(1,661)	(3.8)
State and local governments	3,721	0.4	3,835	0.4	(114)	(3.0)

Total	$973,243	100.0%	$867,278	100.0%	$105,965	12.2%

For the three months ended December 31, 2011, total revenue increased by 12.2 percent, or $106.0 million, over the same period a year ago. This increase in revenue resulted from both organic growth and acquired revenue. Revenue generated from the date a business is acquired though the first anniversary of that date is considered acquired revenue. Our acquired revenue in the three months ended December 31, 2011 was $29.0 million.

Revenue from existing operations increased by 8.9 percent, or $77.0 million, for the three months ended December 31, 2011. This organic growth was driven by both an increase in our direct labor and an increase in other direct costs (ODCs). ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 11.9 percent, or $82.0 million, for the three months ended December 31, 2011, as compared to the same period a year ago. The aforementioned acquisitions accounted for 17.2 percent of this total growth, contributing $14.1 million. DoD revenue includes services provided to the U.S. Army, our largest customer, that focus on supporting readiness, tactical military intelligence, and communications of the commands engaged in operations throughout the world in support of U.S. strategic objectives. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 19.3 percent, or $25.8 million, for the three months ended December 31, 2011, as compared to the same period a year ago. The aforementioned acquisitions accounted for 44.4 percent of this total growth, contributing $11.4 million. Approximately 15.9 percent of the federal civilian agency revenue for the quarter was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $25.3 million and $22.7 million for the three months ended December 31, 2011 and 2010, respectively. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue decreased 3.8 percent, or $1.7 million, during the three months ended December 31, 2011, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 59.9 percent, or $25.0 million, of total commercial revenue, while domestic operations accounted for 40.1 percent, or $16.7 million. Our U.K. revenue decreased by $3.6 million due primarily to the completion of two U.K. contracts. This decrease was partially offset by revenue from acquisitions of $3.2 million.

Revenue from state and local governments decreased by 3.0 percent, or $0.1 million, for the three months ended December 31, 2011, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended December 31, 2011 and 2010.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended December 31, 2011 and 2010, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended December 31,		Three Months Ended December 31,		Change
(dollars in thousands)	2011	2010	2011	2010	$	%
Revenue	$973,243	$867,278	100.0%	100.0%	$105,965	12.2%

Costs of revenue
Direct costs	679,398	608,536	69.8	70.2	70,862	11.6
Indirect costs and selling expenses	204,541	185,247	21.0	21.4	19,294	10.4
Depreciation and amortization	14,598	14,060	1.5	1.6	538	3.8

Total costs of revenue	898,537	807,843	92.3	93.2	90,694	11.2

Income from operations	74,706	59,435	7.7	6.8	15,271	25.7
Interest expense and other, net	6,538	5,991	0.7	0.7	547	9.1

Income before income taxes	68,168	53,444	7.0	6.1	14,724	27.6
Income taxes	26,888	19,945	2.8	2.3	6,943	34.8

Net income including portion attributable to noncontrolling interest in earnings of joint venture	41,280	33,499	4.2	3.8	7,781	23.2
Noncontrolling interest in earnings of joint venture	(219)	(264)	—	—	45	(17.0)

Net income attributable to CACI	$41,061	$33,235	4.2%	3.8%	$7,826	23.5%

Income from operations for the three months ended December 31, 2011 was $74.7 million. This was an increase of $15.3 million, or 25.7 percent, from income from operations of $59.4 million for the three months ended December 31, 2010. Our operating margin of 7.7 percent for the period ended December 31, 2011 increased from 6.8 percent during the period ended December 31, 2010. This growth in operating margin was driven primarily by our growth in direct billable labor and greater than expected profitability on a large fixed price contract.

As a percentage of revenue, direct costs were 69.8 percent and 70.2 percent for the three months ended December 31, 2011 and 2010, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $236.9 million and $211.8 million for the three months ended December 31, 2011 and 2010, respectively. This increase in direct labor was attributable to both acquisitions and organic growth. ODCs were $442.5 million and $396.7 million during the three months ended December 31, 2011 and 2010, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR services within our Strategic Services Sourcing contract along with acquisitions completed subsequent to September 30, 2010.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 21.0 percent and 21.4 percent for the three months ended December 31, 2011 and 2010, respectively. Total stock compensation expense, a component of indirect costs, was $4.0 million and $3.5 million for the three months ended December 31, 2011 and 2010, respectively.

Depreciation and amortization expense was $14.6 million and $14.1 million for the three months ended December 31, 2011 and 2010, respectively. The increase of $0.5 million, or 3.8 percent, was attributable to depreciation and amortization of both tangible and intangible assets.

Interest expense and other, net increased $0.5 million, or 9.1 percent, during the three months ended December 31, 2011 as compared to the same period a year ago. The increase was primarily attributable to an increase in interest expense related to higher outstanding debt during the period which was partially offset by a decrease in amortization of deferred financing costs.

The effective tax rate was 39.6 percent and 37.5 percent during the three months ended December 31, 2011 and 2010, respectively. The tax rate reported during the second quarter of FY2012 was negatively impacted by non-deductible losses on assets invested in corporate-owned life insurance (COLI) policies during the six months ended December 31, 2011 while the tax rate reported in the second quarter of FY2011 was favorably impacted by non-taxable gains on assets invested in COLI policies during the six months ended December 31, 2010. If gains or losses on these investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2012.

Results of Operations for the Six Months Ended December 31, 2011 and 2010

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the six months ended December 31, 2011 and 2010, respectively:

	Six Months Ended December 31,				Change
(amounts in thousands)	2011		2010		$	%
Department of Defense	$1,501,934	79.2%	$1,343,231	78.9%	$158,703	11.8%
Federal civilian agencies	293,141	15.4	269,902	15.9	23,239	8.6
Commercial and other	94,705	5.0	81,262	4.8	13,443	16.5
State and local governments	7,858	0.4	6,854	0.4	1,004	14.6

Total	$1,897,638	100.0%	$1,701,249	100.0%	$196,389	11.5%

For the six months ended December 31, 2011, total revenue increased by 11.5 percent, or $196.4 million, over the same period a year ago. This growth in revenue resulted from both organic growth and acquired revenue. Our acquired revenue in the six months ended December 31, 2011 was $50.6 million. In addition, during the six months ended December 31, 2011, we had a commercial product sale that generated $12.0 million in revenue.

Revenue from existing operations increased by 8.6 percent or $145.8 million, for the six months ended December 31, 2011. This organic growth was driven by both an increase in our direct labor and an increase in ODCs. ODCs include work which we subcontract to third parties to meet customer needs.

DoD revenue increased 11.8 percent, or $158.7 million, for the six months ended December 31, 2011, as compared to the same period a year ago. $29.8 million of the increase was attributable to acquired DoD revenue and the remaining $128.9 million of the increase was attributable to revenue from existing operations.

Revenue from federal civilian agencies increased 8.6 percent, or $23.2 million, for the six months ended December 31, 2011, as compared to the same period a year ago. Of the federal civilian agency revenue growth, $9.5 million was attributable to existing operations and $13.7 million was attributable to acquisitions. Approximately 17.1 percent of the federal civilian agency revenue for the year was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $50.2 million and $46.6 million for the six months ended December 31, 2011 and 2010, respectively. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial revenue increased 16.5 percent, or $13.4 million, during the six months ended December 31, 2011, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 55.6 percent, or $52.7 million, of total commercial revenue, while domestic operations accounted for 44.4 percent, or $42.0 million. Our U.K. revenue decreased by $4.1 million due primarily to the completion of two projects along with the weakening of the Great Britain pound sterling to the U.S. dollar. This decrease was offset by revenue from our acquisitions of $6.8 million. The remaining increase in commercial revenue came from a single product sale during the first quarter of the fiscal year.

Revenue from state and local governments increased by 14.6 percent, or $1.0 million, for the six months ended December 31, 2011, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the six months ended December 31, 2011 and 2010.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the six months ended December 31, 2011 and 2010, respectively.

	Dollar Amount		Percentage of Revenue
	Six Months Ended December 31,		Six Months Ended December 31,		Change
(dollars in thousands)	2011	2010	2011	2010	$	%
Revenue	$1,897,638	$1,701,249	100.0%	100.0%	$196,389	11.5%

Costs of revenue
Direct costs	1,314,329	1,198,006	69.3	70.4	116,323	9.7
Indirect costs and selling expenses	404,823	364,569	21.3	21.5	40,254	11.0
Depreciation and amortization	28,126	27,142	1.5	1.6	984	3.6

Total costs of revenue	1,747,278	1,589,717	92.1	93.5	157,561	9.9

Income from operations	150,360	111,532	7.9	6.5	38,828	34.8
Interest expense and other, net	12,138	11,824	0.6	0.7	314	2.7

Income before income taxes	138,222	99,708	7.3	5.8	38,514	38.6
Income taxes	54,829	37,384	2.9	2.2	17,445	46.7

Net income including portion attributable to noncontrolling interest in earnings of joint venture	83,393	62,324	4.4	3.6	21,069	33.8
Noncontrolling interest in earnings of joint venture	(192)	(434)	—	—	242	(55.8)

Net income attributable to CACI	$83,201	$61,890	4.4%	3.6%	$21,311	34.4%

Income from operations for the six months ended December 31, 2011 was $150.4 million. This is an increase of $38.8 million, or 34.8 percent, from income from operations of $111.5 million for the six months ended December 31, 2010. Our operating margin was 7.9 percent up from 6.5 percent during the same period a year ago. Operating margin was favorably impacted by greater than expected profitability on a large fixed price contract.

As a percentage of revenue, direct costs were 69.3 percent and 70.4 percent for the six months ended December 31, 2011 and 2010, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. Direct labor was $473.6 million and $422.9 million for the six months ended December 31, 2011 and 2010, respectively. This increase in direct labor was attributable to both organic growth and acquisitions. ODCs were $840.7 million and $775.1 million during the six months ended December 31, 2011 and 2010, respectively. This increase was primarily driven by an increased volume of tasking across C4ISR integration services within our S3 contract along with the aforementioned acquisitions.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 21.3 percent and 21.5 percent for the six months ended December 31, 2011 and 2010, respectively. This decrease was primarily the result of integrating acquired businesses, controlling our various indirect and general and administrative expenses and the aforementioned higher ODC content which require less indirect cost and selling expenses. Stock compensation expense, a component of indirect costs, was $7.2 million and $8.4 million for the six months ended December 31, 2011 and 2010, respectively. The decrease in stock compensation expense is primarily attributable to performance RSUs issued in FY2009 and FY2010 requiring stock compensation expense to be recorded on an accelerated basis.

Depreciation and amortization expense was $28.1 million and $27.1 million for the six months ended December 31, 2011 and 2010, respectively. This increase of $1.0 million, or 3.6 percent, is attributable to depreciation and amortization of both tangible and intangible assets.

Interest expense and other, net increased $0.3 million, or 2.7 percent, during the six months ended December 31, 2011 as compared to the same period a year ago. The increase was primarily attributable to an increase in interest expense related to higher outstanding debt which was partially offset by a decrease in amortization of deferred financing costs.

The effective tax rate was 39.7 percent and 37.7 percent during the six months ended December 31, 2011 and 2010, respectively. The tax rate reported for the first six months of FY2012 was negatively impacted by non-deductible losses on assets invested in corporate-owned life insurance (COLI) policies during the six months ended December 31, 2011 while the tax rate reported in the first six months of FY2011 was favorably impacted by non-taxable gains on assets invested in COLI policies during the six months ended December 31, 2010. If gains or losses on those investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2012.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs.

We have a $750.0 million credit facility (the Credit Facility), which consists of a $600.0 million revolving credit facility (the Revolving Facility) and a $150.0 million term loan (the Term Loan). The Revolving Facility has subfacilities of $50.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. The Credit Facility was entered into on October 21, 2010 and replaced our then outstanding term loan and revolving credit facility.

Subsequent to entering into the Credit Facility, we amended the Credit Facility to increase our ability to do share repurchases, modify the margins applicable to the determination of the interest rate and the unused fees under the Credit Agreement, extend the maturity date of the Credit Facility from October 21, 2015 to November 18, 2016, and increase from $200.0 million to $300.0 million the permitted aggregate amount of incremental facilities that may be added by amendment to the Credit Facility.

The Revolving Facility is a secured facility that permits continually renewable borrowings of up to $600.0 million. As of December 31, 2011, we had $185.0 million outstanding under the Revolving Facility and no outstanding letters of credit. We pay a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $1.9 million through September 30, 2015 and $3.8 million thereafter until September 30, 2016, with the balance due in full on November 18, 2016.

At any time and so long as no default has occurred, we have the right to increase the Term Loan or Revolving Facility in an aggregate principal amount of up to $300.0 million with applicable lender approvals. The Credit Facility is available to refinance existing indebtedness and for general corporate purposes, including working capital expenses and capital expenditures.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at our option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon our consolidated total leverage ratio. As of December 31, 2011, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 1.78 percent.

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

We capitalized $7.3 million of debt issuance costs associated with the origination and amendment of the Credit Facility. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. The unamortized balance of $5.6 million at December 31, 2011 is included in other assets.

Effective May 16, 2007, we issued the Notes, which mature on May 1, 2014, in a private placement pursuant to Rule 144A of the Securities Act of 1933. The Notes are subordinate to our senior secured debt, and interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of December 31, 2011, none of the conditions permitting conversion of the Notes had been satisfied.

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

Cash and cash equivalents were $24.0 million and $164.8 million as of December 31, 2011 and June 30, 2011, respectively. The decrease in cash and cash equivalents was primarily attributable to cash used for acquisitions and the repurchase of company stock pursuant to an accelerated share repurchase plan. Working capital was $277.8 million and $334.9 million as of December 31, 2011 and June 30, 2011, respectively. Our operating cash flow was $85.3 million for the six months ended December 31, 2011 compared to $68.5 million for the same period a year ago. The current year increase in operating cash flow results from profits earned during the current year and our strong operational processes. Days-sales outstanding was 61 at December 31, 2011, compared to 58 for the same period a year ago.

We used cash in investing activities of $200.0 million and $135.4 million for the six months ended December 31, 2011 and 2010, respectively. This increase for the six months ended December 31, 2011 as compared to the same period a year ago was primarily attributable to the three acquisitions completed during the six months period ended December 31, 2011.

Cash used in financing activities was $25.5 million in the six months ended December 31, 2011 as compared to $141.6 million in the six months ended December 31, 2010. During the six months ended December 31, 2010, we prepaid $128.2 million of our Term Loan and used $18.2 million to repurchase 0.4 million shares of our common stock. As of December 31, 2011 we had net borrowings of $185.0 million under the Revolving Facility. These borrowings along with our available cash balance funded our repurchase of four million shares of company stock for $209.7 million.

Cash flows from financing activities include proceeds received from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan totaling $4.9 million and $12.7 million during the six months ended December 31, 2011 and 2010, respectively.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2011. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of December 31, 2011, we had no outstanding letters of credit. We have no other material off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps and caps. We have maintained hedging relationships with various counterparties in recent years, including two interest rate swap agreements that expired in December 2009. These agreements allowed us to exchange a portion of our variable rate debt for fixed rate debt. We have not entered into new interest rate swaps at this time due to the relatively favorable interest rate environment. Accordingly, all outstanding balances under our Term Loan, and any amounts that may be borrowed under our Revolving Facility, are subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the six months ended December 31, 2011 would have fluctuated by approximately $1.4 million.

Approximately 2.8 percent and 3.3 percent of our total revenue in the six months ended December 31, 2011 and 2010, respectively, was derived from our international operations in the U.K. Our practice in the U.K. is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2011, we held a combination of euros and pounds sterling in the U.K. equivalent to approximately $18.1 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2011.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2011.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

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

Since the filing of Registrant’s report described above, on September 21, 2011, the United States Court of Appeals for the Fourth Circuit reversed the decision of the United States District Court for the Eastern District of Virginia and remanded the action with instructions to dismiss the action. On October 5, 2011, Plaintiffs filed a petition for a rehearing en banc, which the Court of Appeals granted. The Court of Appeals also invited the United States to participate in the en banc rehearing of the appeal as amicus curiae. The United States participated in that capacity in the en banc rehearing. On January 27, 2012, the Court of Appeals, sitting en banc, heard oral argument and took the matter under advisement.

The Al Shimari case is the last of eight cases naming CACI as a defendant in lawsuits in which various Plaintiffs have sought damages relating to alleged activities at the Abu Ghraib prison. All of the other cases have been dismissed.

We are vigorously defending the above-described legal proceeding, and, based on our present knowledge of the facts, believe the lawsuit is completely without merit.

Item 1A.	Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2011. There have been no material changes from the risk factors described in that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

None

Item 5.	Other Information

None

Item 6.	Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company		8-K	July 11, 2003	4.1

10.1	Amendment dated November 18, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks		8-K	November 22, 2011	10.3

10.2	Form of Restricted Stock Unit (RSU) Agreement under CACI International Inc Management Stock Purchase Plan		S-8	February 6, 2012	10.13

10.3	Form of Performance RSU Grant Agreement under CACI International Inc 2006 Stock Incentive Plan		S-8	February 6, 2012	10.14

10.4	Form of Stock Grant Agreement under CACI International Inc Director Stock Purchase Plan		S-8	February 6, 2012	10.15

31.1	Section 302 Certification Paul M. Cofoni	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Paul M. Cofoni	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101	The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows (iv) Consolidated Statements of Comprehensive Income, and (v) Notes to Condensed Consolidated Financial Statements. *

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: February 6, 2012	By:	/s/ Paul M. Cofoni
Paul M. Cofoni
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 6, 2012	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: February 6, 2012	By:	/s/ Carol P. Hanna
Carol P. Hanna
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)