Form 10-Q
period 2012-03-31
CACI INTERNATIONAL INC /DE/
filed 2012-05-04
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of May 1, 2012: CACI International Inc Common Stock, $0.10 par value, 26,630,334 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item  1. Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue	$927,962	$913,369

Costs of revenue:
Direct costs	632,570	645,404
Indirect costs and selling expenses	208,843	191,403
Depreciation and amortization	13,768	14,777

Total costs of revenue	855,181	851,584

Income from operations	72,781	61,785
Interest expense and other, net	6,175	5,674

Income before income taxes	66,606	56,111
Income taxes	25,475	19,397

Net income including portion attributable to noncontrolling interest in earnings of joint venture	41,131	36,714
Noncontrolling interest in earnings of joint venture	(275)	(287)

Net income attributable to CACI	$40,856	$36,427

Basic earnings per share	$1.54	$1.20

Diluted earnings per share	$1.45	$1.16

Weighted-average basic shares outstanding	26,537	30,373

Weighted-average diluted shares outstanding	28,086	31,300

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended March 31,
	2012	2011
Revenue	$2,825,600	$2,614,618

Costs of revenue:
Direct costs	1,946,899	1,843,410
Indirect costs and selling expenses	613,666	555,972
Depreciation and amortization	41,894	41,919

Total costs of revenue	2,602,459	2,441,301

Income from operations	223,141	173,317
Interest expense and other, net	18,313	17,498

Income before income taxes	204,828	155,819
Income taxes	80,304	56,781

Net income including portion attributable to noncontrolling interest in earnings of joint venture	124,524	99,038
Noncontrolling interest in earnings of joint venture	(467)	(721)

Net income attributable to CACI	$124,057	$98,317

Basic earnings per share	$4.54	$3.24

Diluted earnings per share	$4.37	$3.16

Weighted-average basic shares outstanding	27,303	30,321

Weighted-average diluted shares outstanding	28,402	31,102

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$48,929	$164,817
Accounts receivable, net	669,275	573,042
Prepaid expenses and other current assets	43,861	44,219

Total current assets	762,065	782,078
Goodwill	1,404,626	1,266,285
Intangible assets, net	122,183	108,102
Property and equipment, net	66,373	62,755
Other long-term assets	113,845	100,911

Total assets	$2,469,092	$2,320,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$7,500
Accounts payable	128,004	98,893
Accrued compensation and benefits	173,494	173,586
Other accrued expenses and current liabilities	152,101	157,242

Total current liabilities	461,099	437,221
Long-term debt, net of current portion	565,757	402,437
Deferred income taxes	86,777	68,123
Other long-term liabilities	116,797	102,734

Total liabilities	1,230,430	1,010,515

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 40,619 and 40,273 shares issued, respectively	4,062	4,027
Additional paid-in capital	519,717	504,156
Retained earnings	1,062,551	938,495
Accumulated other comprehensive loss	(3,688)	(3,115)
Treasury stock, at cost (14,005 and 10,077 shares, respectively)	(346,140)	(136,631)

Total CACI shareholders’ equity	1,236,502	1,306,932
Noncontrolling interest in joint venture	2,160	2,684

Total shareholders’ equity	1,238,662	1,309,616

Total liabilities and shareholders’ equity	$2,469,092	$2,320,131

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$124,524	$99,038
Reconciliation of net income including portion attributable to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	41,894	41,919
Non-cash interest expense	8,946	8,359
Amortization of deferred financing costs	1,743	2,274
Stock-based compensation expense	11,095	13,109
Deferred income tax expense	18,109	7,805
Undistributed earnings of unconsolidated joint venture	(1,133)	(1,187)
Other	1,274	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(73,120)	(24,787)
Prepaid expenses and other assets	(9,397)	(15,314)
Accounts payable and other accrued expenses	35,571	5,615
Accrued compensation and benefits	(12,037)	6,392
Income taxes payable and receivable	(9,787)	(9,079)
Other liabilities	7,116	11,508

Net cash provided by operating activities	144,798	145,652

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,794)	(9,170)
Cash paid for business acquisitions, net of cash acquired	(179,746)	(129,621)
Investment in unconsolidated joint venture, net	—	(4,264)
Other	(1,128)	749

Net cash used in investing activities	(193,668)	(142,306)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities, net of financing costs	853,751	193,978
Payments made under bank credit facilities	(700,625)	(330,528)
Payment of contingent consideration	(20,255)	—
Proceeds from employee stock purchase plans	3,118	3,264
Proceeds from exercise of stock options	7,410	18,136
Repurchases of common stock	(209,680)	(47,040)
Other	(589)	1,291

Net cash used in financing activities	(66,870)	(160,899)

Effect of exchange rate changes on cash and cash equivalents	(148)	1,358

Net decrease in cash and cash equivalents	(115,888)	(156,195)
Cash and cash equivalents, beginning of period	164,817	254,543

Cash and cash equivalents, end of period	$48,929	$98,348

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$70,973	$57,338

Cash paid during the period for interest	$8,108	$6,486

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	$4,514	$2,554

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$41,131	$36,714	$124,524	$99,038
Change in foreign currency translation adjustment	3,414	3,692	(546)	6,547
Effect of changes in actuarial assumptions and recognition of prior service cost	—	1	(27)	1

Comprehensive income	$44,545	$40,407	$123,951	$105,586

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

Under ASC 855, Subsequent Events, the Company is required to assess the existence or occurrence of any events occurring after March 31, 2012 that may require recognition or disclosure in the financial statements as of and for the three and nine months ended March 31, 2012. The Company has evaluated all events and transactions that occurred after March 31, 2012, and found that during this period it did not have any subsequent events requiring financial statement recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of March 31, 2012 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities. The fair value of the Company’s $300.0 million of 2.125 percent convertible senior subordinated notes issued May 16, 2007 and that mature on May 16, 2014 (the Notes) is based on quoted market prices. See Note 5.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2011. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

During the nine months ended March 31, 2012, the Company completed the acquisitions of Pangia Technologies, LLC (Pangia), Paradigm Holdings, Inc., the parent of Paradigm Solutions Corporation (Paradigm), Advanced Programs Group, LLC (APG) and Tomorrow Communications Ltd (TCL). Pangia is a software engineering services company that provides technical solutions in the areas of computer network operations, information assurance, mission systems, software and systems engineering, and IT infrastructure support. Paradigm provides cybersecurity and enterprise IT solutions to clients in federal civilian agencies, the Department of Defense, and the Intelligence Community. APG is a provider of Oracle e-Business Services in the Federal market. TCL, based in the United Kingdom, specializes in the design, implementation and on-going management and support of data networks operated by large commercial companies. The combined purchase consideration to acquire these four companies was approximately $187 million. The Company has completed its valuation of the businesses acquired and has recognized fair values of the assets acquired and liabilities assumed. The Company has allocated approximately $139 million to goodwill and approximately $42 million to other intangible assets, primarily customer contracts. The acquired businesses generated $58.6 million of revenue from their dates of acquisition (July 1, 2011 for Pangia, September 1, 2011 for Paradigm, October 3, 2011 for APG, and February 1, 2012 for TCL) through March 31, 2012.

4.	Intangible Assets

Intangible assets increased due to the acquisition of four businesses (see Note 3) and consisted of the following (in thousands):

	March 31, 2012	June 30, 2011
Customer contracts and related customer relationships	$330,558	$291,174
Acquired technologies	27,177	27,177
Covenants not to compete	3,409	3,070
Other	1,639	1,637

Intangible assets	362,783	323,058
Less accumulated amortization	(240,600)	(214,956)

Total intangible assets, net	$122,183	$108,102

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for all customer contracts and related customer relationships as of March 31, 2012 is 8.7 years, and the weighted-average remaining period of amortization is 7.4 years. The weighted-average period of amortization for acquired technologies as of March 31, 2012 is 6.7 years, and the weighted-average remaining period of amortization is 5.9 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2012, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2012 (three months)	$8,603
2013	28,357
2014	23,385
2015	17,983
2016	13,262
Thereafter	30,593

Total intangible assets, net	$122,183

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2012	June 30, 2011
Convertible notes payable	$300,000	$300,000
Bank credit facility – Term Loan	140,625	146,250
Bank credit facility – Revolving Facility	160,000	—

Principal amount of long-term debt	600,625	446,250
Less unamortized discount	(27,368)	(36,313)

Total long-term debt	573,257	409,937
Less current portion	(7,500)	(7,500)

Long-term debt, net of current portion	$565,757	$402,437

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

The Revolving Facility is a secured facility that permits continually renewable borrowings of up to $600.0 million. As of March 31, 2012, the Company had $160.0 million outstanding under the Revolving Facility and no outstanding letters of credit. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

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

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon the Company’s consolidated total leverage ratio. As of March 31, 2012, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 1.74 percent.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company capitalized $7.3 million of debt issuance costs associated with the origination and amendment of the Credit Facility. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. The unamortized balance of $5.3 million at March 31, 2012 is included in other assets.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of March 31, 2012, none of the conditions permitting conversion of the Notes had been satisfied.

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

The fair value of the liability component of the Notes was calculated to be $221.9 million at May 16, 2007, the date of issuance. The excess of the $300.0 million of gross proceeds over the $221.9 million fair value of the liability component, or $78.1 million, represents the fair value of the equity component, which was recorded, net of income tax effect, as additional paid-in capital within shareholders’ equity. This $78.1 million difference represents a debt discount that is amortized over the seven-year term of the Notes as a non-cash component of interest expense. For the three and nine months ended March 31, 2012 and 2011, the components of interest expense related to the Notes were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Coupon interest	$1,594	$1,594	$4,781	$4,781
Non-cash amortization of discount	3,036	2,837	8,946	8,359
Amortization of issuance costs	205	205	615	615

Total	$4,835	$4,636	$14,342	$13,755

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The balance of the unamortized discount as of March 31, 2012 and June 30, 2011, was $27.4 million and $36.3 million, respectively. The discount will continue to be amortized as additional, non-cash interest expense over the remaining term of the Notes (through May 1, 2014) using the effective interest method as follows (in thousands):

Fiscal year ending June 30,	Amount Amortized During Period
2012 (three months)	$3,078
2013	12,868
2014	11,422

$27,368

The fair value of the Notes as of March 31, 2012 measured using Level 1 inputs (see Note 11) was $372.1 million based on quoted market values.

The contingently issuable shares that may result from the conversion of the Notes were included in CACI’s diluted share count for the three and nine month periods ended March 31, 2012 and 2011 because CACI’s average stock price for those periods was above the conversion price of $54.65 per share (see Note 8). Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs attributable to the embedded conversion option was recorded in additional paid-in capital. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

JV Bank Credit Facility

eVenture Technologies LLC (eVentures), a joint venture between the Company and ActioNet, Inc., entered into a $1.5 million revolving credit facility (the JV Facility). The JV Facility was a four-year, guaranteed facility that permitted continuously renewable borrowings of up to $1.5 million with an expiration date of the earliest of September 14, 2011; the date of any restatement, refinancing, or replacement of the Credit Facility without the lender acting as the sole and exclusive administrative agent; or termination of the Credit Facility. The JV Facility expired on September 14, 2011. eVentures had no borrowings outstanding under the JV Facility during the nine months ended March 31, 2012.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The aggregate maturities of long-term debt at March 31, 2012 are as follows (in thousands):

Twelve months ending March 31,
2013	$7,500
2014	7,500
2015	307,500
2016	11,250
2017	266,875

600,625
Less unamortized discount	(27,368)

Total long-term debt	$573,257

6.	Commitments and Contingencies

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

On March 26, 2012, the Company received a subpoena from the Defense Criminal Investigative Service seeking documents related to one of the Company’s contracts for the period of January 1, 2007 through March 26, 2012. The Company is providing documents responsive to the subpoena and cooperating fully with the government’s investigation. The Company has not accrued any liability for this matter as based on its present knowledge of the facts, it does not believe an unfavorable outcome is probable.

On April 9, 2012, the Company received a letter from the Department of Justice (DoJ) informing the Company that the DoJ is investigating whether the Company violated the civil False Claims Act by submitting false claims to receive federal funds pursuant to a GSA contract. Specifically, the DoJ is investigating whether the Company failed to comply with contract requirements and applicable regulations by improperly billing for certain contracting personnel under the contract. The Company is reviewing this matter and has not accrued any liability as based on its present knowledge of the facts, it does not believe an unfavorable outcome is probable.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

7.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Stock-based compensation included in indirect costs and selling expenses:
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	$422	$959	$1,439	$2,759
Restricted stock and restricted stock unit (RSU) expense	3,430	3,737	9,656	10,350

Total stock-based compensation expense	$3,852	$4,696	$11,095	$13,109

Income tax benefit recognized for stock-based compensation expense	$1,483	$1,631	$4,360	$4,799

Under the terms of its 2006 Stock Incentive Plan (the 2006 Plan), the Company may issue, among others, non-qualified stock options, restricted stock, RSUs, SSARs, and performance awards, collectively referred to herein as equity instruments. During the periods presented, all equity instrument grants were made in the form of RSUs. Other than performance-based RSUs which contain a market-based element, the fair value of RSU grants was determined based on the closing price of a share of the Company’s common stock on the date of grant. The fair value of RSUs with market-based vesting features was also measured on the grant date, but was done so using a binomial lattice model.

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

The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan is 12,450,000 as of March 31, 2012. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of March 31, 2012, cumulative grants of 12,304,409 equity instruments underlying the shares authorized have been awarded, and 2,569,634 of these instruments have been forfeited.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Activity related to SSARs/non-qualified stock options and RSUs/restricted shares issued under the 2006 Plan during the nine months ended March 31, 2012 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs/ Restricted Shares
Outstanding, June 30, 2011	2,110,304	1,322,101
Granted	—	815,918
Exercised/Issued	(363,156)	(259,856)
Forfeited/Lapsed	(61,300)	(222,040)

Outstanding, March 31, 2012	1,685,848	1,656,123

Weighted average grant date fair value for RSUs/restricted shares		$47.31

As of March 31, 2012, there was $1.4 million of total unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted average period of 1.1 years, and $27.6 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 2.7 years.

8.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive, including stock options and SSARs with an exercise price greater than the average market price of the Company’s common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are no longer subject to a market or performance condition. The total number of weighted-average common stock equivalents excluded from the diluted per share computations due to their anti-dilutive effects were 0.6 million and 1.7 million for the three months ended March 31, 2012 and 2011, respectively, and 0.7 million and 2.0 million for the nine months ended March 31, 2012 and 2011, respectively. The PRSUs granted in September 2011 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares. These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved. The shares underlying the Notes were included in the computation of diluted earnings per share for the three and nine months ended March 31, 2012 and 2011 because the average share price was above the conversion price during those periods. The Warrants were excluded from the computation of diluted earnings per share during all periods presented because the Warrants’ exercise price of $68.31 was greater than the average market price of a share of Company common stock during the three and nine month periods ended March 31, 2012 and 2011. The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income attributable to CACI	$40,856	$36,427	$124,057	$98,317

Weighted average number of basic shares outstanding during the period	26,537	30,373	27,303	30,321
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	932	712	893	709
Dilutive effect of the Notes	441	215	148	72
Dilutive effect of accelerated share repurchase agreement	176	—	58	—

Weighted average number of diluted shares outstanding during the period	28,086	31,300	28,402	31,102

Basic earnings per share	$1.54	$1.20	$4.54	$3.24

Diluted earnings per share	$1.45	$1.16	$4.37	$3.16

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

On August 29, 2011, the Company entered into an accelerated share repurchase agreement with Bank of America N.A. (BofA) under which it paid $209.7 million for 4 million shares of the Company’s common stock. The Company’s effective per share purchase price will be based generally on the average of the daily volume weighted average prices per share of our common stock, less a discount, calculated during an averaging period which began August 25, 2011 and will last up to eleven months. The total amount ultimately paid for these shares will not be known until the averaging period ends and a final settlement occurs. Upon final settlement, the Company will either receive a settlement amount or be required to remit a settlement amount, in cash or common stock, at its option. The Company recorded the $209.7 million payment to BofA as treasury stock in its consolidated balance sheet as of March 31, 2012. If the transaction had settled on March 31, 2012, the Company would have issued approximately 0.2 million shares under the agreement if it elected to settle in shares of common stock. These shares were included in the weighted average diluted earnings per share calculation.

Shares outstanding during the three and nine months ended March 31, 2012, reflect the repurchase of shares of CACI’s common stock under the accelerated share repurchase agreement described above and other share repurchase programs approved by the Company’s Board of Directors. Shares outstanding during the three and nine months ended March 31, 2011 reflect the repurchase of shares under other approved share repurchase programs.

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

The Company’s total liability for unrecognized tax benefits as of March 31, 2012 and June 30, 2011 was $6.7 million and $5.9 million, respectively. Of the $6.7 million unrecognized tax benefit at March 31, 2012, $2.2 million, if recognized, would impact the Company’s effective tax rate.

10.	Business Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide professional services and information technology solutions to its customers. Its customers are primarily U.S. federal government agencies. The Company does not measure revenue or profit by its major service offerings, either for internal management or external financial reporting purposes, as it would be impractical to do so. In many cases more than one offering is provided under a single contract, to a single customer, or by a single employee or group of employees, and segregating the costs of the service offerings in situations for which it is not required would be difficult and costly. The Company also serves customers in the commercial and state and local

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

government sectors and, from time to time, serves a number of agencies of foreign governments. The Company places employees in locations around the world in support of its clients. International operations offer services to both commercial and non-U.S. government customers primarily through the Company’s knowledge management solutions, business systems solutions, and enterprise IT solutions lines of business. The Company evaluates the performance of its operating segments based on net income. Summarized financial information concerning the Company’s reportable segments is as follows (in thousands):

	Domestic	International	Total
Three Months Ended March 31, 2012
Revenue from external customers	$897,403	$30,559	$927,962
Net income attributable to CACI	38,901	1,955	40,856
Three Months Ended March 31, 2011
Revenue from external customers	$881,075	$32,294	$913,369
Net income attributable to CACI	33,585	2,842	36,427

Nine Months Ended March 31, 2012
Revenue from external customers	$2,742,359	$83,241	$2,825,600
Net income attributable to CACI	118,730	5,327	124,057
Nine Months Ended March 31, 2011
Revenue from external customers	$2,525,505	$89,113	$2,614,618
Net income attributable to CACI	92,133	6,184	98,317

11.	Fair Value of Financial Instruments

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company’s financial instruments measured at fair value included non-corporate owned life insurance (COLI) money market investments and mutual funds held in the Company’s supplemental retirement savings plan (the Supplemental Savings Plan), and contingent consideration in connection with past acquisitions. Contingent consideration recorded at March 31, 2012 related to the February 1, 2012 acquisition of TCL (see Note 3). Contingent consideration recorded as of June 30, 2011 related to three acquisitions completed during the year ended June 30, 2010. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and June 30, 2011, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financia Statement Classification	Fair Value Hierarchy	March 31, 2012	June 30, 2011
			Fair Value
Non-COLI assets held in connection with the Supplemental Savings Plan	Long-term asset	Level 1	$5,155	$6,514
Contingent Consideration	Current liability	Level 3	$3,098	$20,839
Contingent Consideration	Long-term liability	Level 3	$2,983	$—

Changes in the fair value of the assets held in connection with the Supplemental Savings Plan are recorded in indirect costs and selling expenses.

Contingent consideration in each acquisition related to the requirement that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the specified periods subsequent to each acquisition (one year in the case of TCL and two years in the case of the three acquisitions completed during the year ended June 30, 2010). The Company determines the fair value of contingent consideration as of each acquisition date using a valuation model which includes the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each reporting period, the fair value of the contingent consideration is remeasured and any changes are recorded in indirect costs and selling expenses. During the three months ending March 31, 2012, this remeasurement did not result in a significant change to the liability recorded. During the nine months ended March 31, 2012, this remeasurement resulted in a $0.5 million decrease in the liability recorded. For the three and nine months ended March 31, 2011, this remeasurement resulted in a $2.6 million decrease and a $1.5 million decrease, respectively, in the liability recorded. The maximum contingent consideration associated with the TCL acquisition is approximately $6.2 million. During the nine month period ended March 31, 2012, the contingent consideration obligations for all three of the acquisitions completed during the year ended June 30, 2010 were fixed, with payments of $20.3 million made in settlement of earned contingent consideration in connection with two of the acquisitions and the determination that no further payments were due in connection with the third acquisition.

12.	Subsequent Events

On April 5, 2012, the Company entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $100 million related to a portion of the Company’s floating rate indebtedness. The agreements are effective beginning July 1, 2013 and mature July 1, 2017. The swap agreements were designated as cash flow hedges and will be recorded at fair value in the consolidated balance sheets. Related gains or losses will be recorded in stockholders’ equity as a component of other comprehensive income. The objective of these hedges is to manage the variability of interest payments related to the portion of the variable-rate debt designated as being hedged.

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

We are a leading provider of professional services and information technology solutions to the U.S. government. We derived 94.6 percent and 94.8 percent of our revenue during the nine months ended March 31, 2012 and 2011, respectively, from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments and commercial customers. Our major service offerings are as follows:

•

Enterprise IT solutions – We support our clients’ critical networked operational missions by providing tailored, end-to-end, enterprise-wide solutions and services for the design, development, integration, deployment, operations and management, sustainment, and security of our clients’ infrastructure. Our operational, analytic, consultancy, and transformational services make effective use of leading-edge practices, standards, and innovations to enable and optimize the full lifecycle of the enterprise IT environment – improving the services, increasing the efficiency, and reducing the total cost and complexity of heterogeneous, networked, and geographically-dispersed operations. Our capabilities in data center design and management, cloud computing, virtualization, application development and hosting, mobility solutions, and advanced service desk management provide secure and efficient operational environments for our customers.

•

Knowledge management solutions – We deliver a full spectrum of solutions and services that automate the knowledge management lifecycle, from data capture through information analysis and understanding. We provide commercially-based products, custom solutions development, and operations and maintenance services that facilitate information access and sharing, foster innovation and learning, locate and leverage expertise, manage intellectual capital and assets, and help navigate from data to decision. Our information technology solutions are complemented by a suite of analytical expertise support offerings for our clients in the homeland security and intelligence communities, Department of Defense (DoD), and Department of Justice (DoJ).

•

Business systems solutions – CACI provides the full range of professional services required to plan, manage, architect, develop, deploy, and sustain the complex, integrated system solutions that the DoD and federal civilian agencies need to accomplish their transformation goals and achieve ever-increasing efficiency and effectiveness in their mission functions and business operations. Working in the domains of procurement, financial management, human capital management, and logistics and supply chain management, we have implemented enterprise-level system solutions for well over 100 federal agencies. From complex commercial-off-the-shelf enterprise resource planning integrations to custom service-oriented architecture-based solutions that address unique federal mission support needs, we bring disciplined industry best practices, advanced technology, and a deep understanding of federal processes and their unique compliance constraints.

•

Logistics and material readiness solutions and services – We offer a full suite of solutions and service offerings that plan for, implement, and control the efficient, effective, and secure flow and storage of goods, services, and information in support of U.S. government agencies. We develop and manage logistics information systems, specialized simulation and modeling toolsets, and provide logistics engineering services. Our operational capabilities span the supply chain, including advanced logistics planning, demand forecasting, total asset visibility (including the use of Radio Frequency Identification technology), and life cycle support for weapons systems. Our logistics services are a critical enabler in support of defense readiness and combat sustainability objectives.

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

•

Cyberspace solutions – Our solutions and services support the full lifecycle of preparing for, protecting against, detecting, reacting to, and actively responding to the full range of cyber threats. We achieve this through comprehensive, consistently managed, risk-based, and cost-effective capabilities, controls, and measures to protect information, systems, and networks operated by the U.S. government. We proactively support information operations and the operational use and availability/reliability of information.

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

•

Identity management solutions – We provide solutions that enable our clients to manage detect, and protect identities of individuals, entities, organizations, groups, nation states, networks, and associations in both the physical and digital worlds. Our solutions capitalize on our vast experience supporting the Intelligence Community, war fighters, and law enforcement in areas such as biometric collection and identification, human factors analysis, forensics, large-volume identity-related data exploitation and assessment, information management, and managed security services.

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

We carefully follow federal contracting trends and activities and continually evolve our growth strategy to take these into consideration. Following the announcement of the DoD’s new strategy guidance in January 2012 and the President’s five-year defense budget request in February 2012, we updated our analysis of our addressable market and believe it remains at roughly $230 to $250 billion. Our analysis was driven by the following:

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

We will continue to analyze our addressable market and the potential impact on future business opportunities as our customers in the DoD reprioritize in order to align with the January 2012 strategy guidance and our customers in the federal civilian agencies continue to operate in a constrained fiscal environment. In February 2012, the Administration submitted a budget request with discretionary spending priorities imposed by the Budget Control Act of 2011 (the Budget Act), including a reduction of defense spending of $489 billion over a ten-year period starting in the government’s fiscal year 2013. The possibility exists that, absent the current Congress and Administration changing or delaying a pending sequestration of appropriations in the government’s fiscal year 2013 as mandated by the Budget Act, many of our customers throughout the federal government would have their budgets significantly reduced across the board in January 2013. This would have significant consequences on the professional services and information technology solutions we provide to the U.S. government as well as our industry in general.

We also face some uncertainties due to the current general business environment and we continue to see a number of protests of major contract awards and delays in government procurement activities. In addition, many of our federal government contracts require us to employ personnel with security clearances, specific levels of education and specific past work experience. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense. In addition, a shift of expenditures away from programs that we support could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty, or to decide not to exercise options to renew contracts. Additional factors that could affect our federal government contracting business include an increase in set-asides for small businesses and budgetary priorities limiting or delaying federal government spending in general. In addition, future gains or losses on assets invested in corporate-owned life insurance policies could cause fluctuations in our income tax expense.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,				Change
(dollars in thousands)	2012		2011		$	%
Department of Defense (DoD)	$718,982	77.5%	$735,639	80.5%	$(16,657)	(2.3)%
Federal civilian agencies	159,201	17.2	129,349	14.2	29,852	23.1
Commercial and other	46,667	5.0	44,917	4.9	1,750	3.9
State and local governments	3,112	0.3	3,464	0.4	(352)	(10.2)

Total	$927,962	100.0%	$913,369	100.0%	$14,593	1.6%

For the three months ended March 31, 2012, total revenue increased by 1.6 percent, or $14.6 million, over the same period a year ago. This increase in revenue is attributable to acquired revenue and an increase in organic direct labor, offset by a decline in other direct costs (ODCs). ODCs include work which we subcontract to third parties to meet customer needs. Revenue generated from the date a business is acquired though the first anniversary of that date is considered acquired revenue. Our acquired revenue in the three months ended March 31, 2012 was $28.1 million. Revenue from existing operations decreased by 1.5 percent, or $13.5 million, for the three months ended March 31, 2012 driven by the decrease in ODCs.

DoD revenue decreased 2.3 percent, or $16.7 million, for the three months ended March 31, 2012, as compared to the same period a year ago. The aforementioned acquisitions generated $9.6 million of DoD revenue during the quarter. DoD revenue includes services provided to the U.S. Army, our largest customer, that focus on supporting readiness, tactical military intelligence, and communications of the commands engaged in operations throughout the world in support of U.S. strategic objectives. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings. The decrease in DoD revenue is primarily attributable to a decrease in ODCs related to reductions in government activity in Southwest Asia.

Revenue from federal civilian agencies increased 23.1 percent, or $29.9 million, for the three months ended March 31, 2012, as compared to the same period a year ago. The aforementioned acquisitions accounted for 41.7 percent of this total growth, contributing $12.5 million. Approximately 16.0 percent of the federal civilian agency revenue for the quarter was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $25.4 million and $21.6 million for the three months ended March 31, 2012 and 2011, respectively. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 3.9 percent, or $1.8 million, during the three months ended March 31, 2012, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 65.5 percent, or $30.6 million, of total commercial revenue, while domestic operations accounted for 34.5 percent, or $16.1 million. Our U.K. revenue decreased by $1.7 million due primarily to cuts in U.K. government spending and the completion of several large U.K. contracts, partially offset by revenue from acquisitions of $5.8 million.

Revenue from state and local governments decreased by 10.2 percent, or $0.4 million, for the three months ended March 31, 2012, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended March 31, 2012 and 2011.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended March 31, 2012 and 2011, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended March 31,		Three Months Ended March 31,		Change
(dollars in thousands)	2012	2011	2012	2011	$	%
Revenue	$927,962	$913,369	100.0%	100.0%	$14,593	1.6%

Costs of revenue
Direct costs	632,570	645,404	68.2	70.6	(12,834)	(2.0)
Indirect costs and selling expenses	208,843	191,403	22.5	21.0	17,440	9.1
Depreciation and amortization	13,768	14,777	1.5	1.6	(1,009)	(6.8)

Total costs of revenue	855,181	851,584	92.2	93.2	3,597	0.4

Income from operations	72,781	61,785	7.8	6.8	10,996	17.8
Interest expense and other, net	6,175	5,674	0.6	0.6	501	8.8

Income before income taxes	66,606	56,111	7.2	6.2	10,495	18.7
Income taxes	25,475	19,397	2.8	2.2	6,078	31.3

Net income including portion attributable to noncontrolling interest in earnings of joint venture	41,131	36,714	4.4	4.0	4,417	12.0
Noncontrolling interest in earnings of joint venture	(275)	(287)	—	—	12	(4.2)

Net income attributable to CACI	$40,856	$36,427	4.4%	4.0%	$4,429	12.2%

Income from operations for the three months ended March 31, 2012 was $72.8 million. This was an increase of $11.0 million, or 17.8 percent, from income from operations of $61.8 million for the three months ended March 31, 2011. Our operating margin of 7.8 percent for the period ended March 31, 2012 increased from 6.8 percent during the period ended March 31, 2011. This growth in operating margin was driven primarily by a changing mix of our direct costs and greater than expected profitability on a large fixed price contract. Direct labor, the more profitable component of direct costs, increased 8.1% while ODCs decreased 7.7%.

As a percentage of revenue, direct costs were 68.2 percent and 70.6 percent for the three months ended March 31, 2012 and 2011, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $252.2 million and $233.3 million for the three months ended March 31, 2012 and 2011, respectively. This increase in direct labor was attributable to both acquisitions and organic growth. ODCs were $380.3 million and $412.1 million during the three months ended March 31, 2012 and 2011, respectively. This decrease was primarily driven by a decrease in ODCs related to reductions in government activity in Southwest Asia.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 22.5 percent and 21.0 percent for the three months ended March 31, 2012 and 2011, respectively. Total stock compensation expense, a component of indirect costs, was $3.9 million and $4.7 million for the three months ended March 31, 2012 and 2011, respectively. This decrease in stock compensation expense was due primarily to a higher level of forfeitures during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Depreciation and amortization expense was $13.8 million and $14.8 million for the three months ended March 31, 2012 and 2011, respectively. The decrease of $1.0 million, or 6.8 percent, was attributable to decreased amortization of intangible assets.

Interest expense and other, net increased $0.5 million, or 8.8 percent, during the three months ended March 31, 2012 as compared to the same period a year ago. The increase was primarily attributable to an increase in interest expense related to higher outstanding debt during the period.

The effective tax rate was 38.4 percent and 34.7 percent during the three months ended March 31, 2012 and 2011, respectively. The tax rates reported during the third quarters of both FY2012 and FY2011 were favorably impacted by non-taxable gains on assets invested in corporate-owned life insurance (COLI) policies during the nine months ended March 31, 2012 and 2011. If gains or losses on these investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in the fourth quarter of the year ending June 30, 2012.

Results of Operations for the Nine Months Ended March 31, 2012 and 2011

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the nine months ended March 31, 2012 and 2011, respectively:

	Nine Months Ended March 31,				Change
(amounts in thousands)	2012		2011		$	%
Department of Defense	$2,220,916	78.6%	$2,078,870	79.5%	$142,046	6.8%
Federal civilian agencies	452,342	16.0	399,251	15.3	53,091	13.3
Commercial and other	141,372	5.0	126,179	4.8	15,193	12.0
State and local governments	10,970	0.4	10,318	0.4	652	6.3

Total	$2,825,600	100.0%	$2,614,618	100.0%	$210,982	8.1%

For the nine months ended March 31, 2012, total revenue increased by 8.1 percent, or $211.0 million, over the same period a year ago. This growth in revenue resulted from both organic growth and acquired revenue. Our acquired revenue in the nine months ended March 31, 2012 was $78.7 million. Revenue from existing operations increased by 5.1 percent, or $132.3 million, for the nine months ended March 31, 2012. This organic growth was driven primarily by an increase in our direct labor. In addition, during the nine months ended March 31, 2012, we had a commercial product sale that generated $12.0 million in revenue.

DoD revenue increased 6.8 percent, or $142.0 million, for the nine months ended March 31, 2012, as compared to the same period a year ago. $39.4 million of the increase was attributable to acquired DoD revenue and the remaining $102.6 million of the increase was attributable to revenue from existing operations.

Revenue from federal civilian agencies increased 13.3 percent, or $53.1 million, for the nine months ended March 31, 2012, as compared to the same period a year ago. Of the federal civilian agency revenue growth, $26.9 million was attributable to existing operations and $26.2 million was attributable to acquisitions. Approximately 16.7 percent of the federal civilian agency revenue for the year was derived from DoJ, for whom we provide litigation support services. Revenue from DoJ was $75.6 million and $68.2 million for the nine months ended March 31, 2012 and 2011, respectively. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial revenue increased 12.0 percent, or $15.2 million, during the nine months ended March 31, 2012, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 58.9 percent, or $83.2 million, of total commercial revenue, while domestic operations accounted for 41.1 percent, or $58.2 million. Our U.K. revenue decreased by $5.9 million, due primarily to cuts in U.K. government spending and the completion of several large U.K. contracts, partially offset by revenue from our U.K. acquisitions of $8.2 million. The remaining increase in commercial revenue came primarily from the $12.0 million product sale during the first quarter of the fiscal year and commercial revenue from U.S. acquisitions of $4.5 million.

Revenue from state and local governments increased by 6.3 percent, or $0.7 million, for the nine months ended March 31, 2012, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the nine months ended March 31, 2012 and 2011.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the nine months ended March 31, 2012 and 2011, respectively.

	Dollar Amount		Percentage of Revenue
	Nine Months Ended March 31,		Nine Months Ended March 31,		Change
(dollars in thousands)	2012	2011	2012	2011	$	%
Revenue	$2,825,600	$2,614,618	100.0%	100.0%	$210,982	8.1%

Costs of revenue
Direct costs	1,946,899	1,843,410	68.9	70.5	103,489	5.6
Indirect costs and selling expenses	613,666	555,972	21.7	21.3	57,694	10.4
Depreciation and amortization	41,894	41,919	1.5	1.6	(25)	(0.1)

Total costs of revenue	2,602,459	2,441,301	92.1	93.4	161,158	6.6

Income from operations	223,141	173,317	7.9	6.6	49,824	28.7
Interest expense and other, net	18,313	17,498	0.7	0.6	815	4.7

Income before income taxes	204,828	155,819	7.2	6.0	49,009	31.5
Income taxes	80,304	56,781	2.8	2.2	23,523	41.4

Net income including portion attributable to noncontrolling interest in earnings of joint venture	124,524	99,038	4.4	3.8	25,486	25.7
Noncontrolling interest in earnings of joint venture	(467)	(721)	—	—	254	(35.2)

Net income attributable to CACI	$124,057	$98,317	4.4%	3.8%	$25,740	26.2%

Income from operations for the nine months ended March 31, 2012 was $223.1 million. This is an increase of $49.8 million, or 28.7 percent, from income from operations of $173.3 million for the nine months ended March 31, 2011. Our operating margin was 7.9 percent up from 6.6 percent during the same period a year ago. Operating margin was favorably impacted by a changing mix of our direct costs and the greater than expected profitability on a large fixed price contract and the commercial product sale described previously.

As a percentage of revenue, direct costs were 68.9 percent and 70.5 percent for the nine months ended March 31, 2012 and 2011, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. Direct labor was $725.8 million and $656.1 million for the nine months ended March 31, 2012 and 2011, respectively. This increase in direct labor was attributable to both organic growth and acquisitions. ODCs were $1.2 billion during both the nine months ended March 31, 2012 and 2011.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 21.7 percent and 21.3 percent for the nine months ended March 31, 2012 and 2011, respectively. Stock compensation expense, a component of indirect costs, was $11.1 million and $13.1 million for the nine months ended March 31, 2012 and 2011, respectively. The decrease in stock compensation expense is primarily attributable to performance RSUs issued in FY2009 and FY2010 requiring stock compensation expense to be recorded on an accelerated basis along with a higher level of forfeitures in the current fiscal year.

Depreciation and amortization expense was $41.9 million for both the nine months ended March 31, 2012 and 2011.

Interest expense and other, net increased $0.8 million, or 4.7 percent, during the nine months ended March 31, 2012 as compared to the same period a year ago. The increase was primarily attributable to an increase in interest expense related to higher outstanding debt which was partially offset by a decrease in amortization of deferred financing costs.

The effective tax rate was 39.3 percent and 36.6 percent during the nine months ended March 31, 2012 and 2011, respectively. The tax rates reported for the first nine months of both FY2012 and FY2011 were favorably impacted by non-taxable gains on assets invested in COLI policies during the nine months ended March 31, 2012 and 2011. If gains or losses on those investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in the fourth quarter of the year ending June 30, 2012.

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

The Revolving Facility is a secured facility that permits continually renewable borrowings of up to $600.0 million. As of March 31, 2012, we had $160.0 million outstanding under the Revolving Facility and no outstanding letters of credit. We pay a quarterly facility fee for the unused portion of the Revolving Facility.

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

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at our option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon our consolidated total leverage ratio. As of March 31, 2012, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 1.74 percent.

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

We capitalized $7.3 million of debt issuance costs associated with the origination and amendment of the Credit Facility. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. The unamortized balance of $5.3 million at March 31, 2012 is included in other assets.

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

On April 5, 2012, we entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $100 million related to a portion of our floating rate indebtedness. The agreements are effective beginning July 1, 2013 and mature July 1, 2017. The swap agreements were designated as cash flow hedges. The objective of these hedges is to manage the variability of interest payments related to the portion of the variable-rate debt designated as being hedged.

Effective May 16, 2007, we issued the Notes, which mature on May 1, 2014, in a private placement pursuant to Rule 144A of the Securities Act of 1933. The Notes are subordinate to our senior secured debt, and interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of March 31, 2012, none of the conditions permitting conversion of the Notes had been satisfied.

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

Cash and cash equivalents were $48.9 million and $164.8 million as of March 31, 2012 and June 30, 2011, respectively. The decrease in cash and cash equivalents was primarily attributable to cash used for acquisitions and the repurchase of company stock pursuant to an accelerated share repurchase plan. Working capital was $301.0 million and $334.9 million as of March 31, 2012 and June 30, 2011, respectively. Our operating cash flow was $144.8 million for the nine months ended March 31, 2012 compared to $145.7 million for the same period a year ago. Days-sales outstanding was 63 at March 31, 2012, compared to 54 for the same period a year ago. This increase was due in part to our decision to temporarily discontinue a prompt pay discount program as we determined that the cost of the program exceeded the benefit of accelerating cash collections and payment delays due to contract negotiations and funding realignments with three specific customers, all of which are expected to be resolved before the end of our fiscal year ending June 30, 2012.

We used cash in investing activities of $193.7 million and $142.3 million for the nine months ended March 31, 2012 and 2011, respectively. This increase for the nine months ended March 31, 2012 as compared to the same period a year ago was primarily attributable to the four acquisitions completed during the nine months ended March 31, 2012.

Cash used in financing activities was $66.9 million in the nine months ended March 31, 2012 as compared to $160.9 million in the nine months ended March 31, 2011. During the nine months ended March 31, 2011, we prepaid our then outstanding term loan in connection with entering into the Credit Facility and used $44.3 million to repurchase 0.9 million shares of our common stock. During the nine months ended March 31, 2012, we paid $20.3 million in settlement of contingent consideration for acquisitions completed during the year ended June 30, 2010. As of March 31, 2012 we had net borrowings of $160.0 million under the Revolving Facility. These borrowings along with our available cash balance funded our repurchase of four million shares of company stock for $209.7 million.

Cash flows from financing activities include proceeds received from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan totaling $10.5 million and $21.4 million during the nine months ended March 31, 2012 and 2011, respectively.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2011. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of March 31, 2012, we had no outstanding letters of credit. We have no other material off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps and caps. We have maintained hedging relationships with various counterparties in recent years, including two interest rate swap agreements that expired in December 2009 which allowed us to exchange a portion of our variable rate debt for fixed rate debt. In April 2012, we entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $100 million related to a portion of our floating rate indebtedness, as described above. The agreements are effective beginning July 1, 2013 and mature July 1, 2017. All outstanding balances under our Term Loan, and any amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the nine months ended March 31, 2012 would have fluctuated by approximately $2.3 million.

Approximately 2.9 percent and 3.4 percent of our total revenue in the nine months ended March 31, 2012 and 2011, respectively, was derived from our international operations in the U.K. Our practice in the U.K. is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2012, we held a combination of euros and pounds sterling in our U.K. operations equivalent to approximately $13.1 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2012.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2012.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

None

Item 5.	Other Information

None

Item 6.	Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company		8-K	July 11, 2003	4.1

10.1	Amended and Restated Director Stock Purchase Plan of CACI International Inc	X

31.1	Section 302 Certification Paul M. Cofoni	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Paul M. Cofoni	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101	The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows (iv) Consolidated Statements of Comprehensive Income, and (v) Notes to Condensed Consolidated Financial Statements. *

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: May 4, 2012	By:	/s/ Paul M. Cofoni
Paul M. Cofoni
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 4, 2012	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 4, 2012	By:	/s/ Carol P. Hanna
Carol P. Hanna
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)