Form 10-K
period 2012-06-30
CACI INTERNATIONAL INC /DE/
filed 2012-08-28
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

The aggregate market value of common shares held by non-affiliates of the registrant on December 31, 2011 was $1,412,432,505, based upon the closing price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of August 24, 2012, the registrant had 22,666,506 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s proxy statement for its 2012 annual meeting of stockholders. With the exception of the sections of the 2012 Proxy Statement specifically incorporated herein by reference, the 2012 Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

Overview

CACI founded its business in 1962 in simulation technology. With revenue for the year ended June 30, 2012 (FY2012) of $3.8 billion, we serve clients in the U.S. federal government and commercial markets, primarily throughout North America and internationally on behalf of U.S. customers, as well as in the United Kingdom (U.K.) and the Netherlands. We deliver information solutions and services to our clients. Through our service offerings, we provide comprehensive and practical solutions by adapting emerging technologies and continually evolving legacy strengths. As a result of our diverse capabilities and client mission understanding, many of our client relationships have existed for ten years or more.

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

Our primary customers are agencies of the U.S. government. Our services are primarily targeted to the areas of defense, intelligence, homeland security and information technology (IT) modernization. The demand for our services, in large measure, is created by the increasingly complex network, systems and information environments in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity and, ultimately, improving performance.

At June 30, 2012, CACI had approximately 14,500 employees.

Domestic Operations

Our domestic operations are conducted through a number of subsidiaries and a joint venture which we control, and account for 100 percent of our U.S. government revenue and 40.6 percent of our commercial revenue. Some of the contracts performed by our domestic operations involve assignment of employees to international locations. At June 30, 2012, approximately 800 employees were on assignments in international locations. We provide the following information solutions and services to our domestic clients:

•

Enterprise IT solutions—We support our clients’ critical networked operational missions by providing tailored, end-to-end, enterprise-wide information solutions and services for the design, development, integration, deployment, operations and management, sustainment, and security of our clients’ infrastructure. Our operational, analytic, consultancy, and transformational services make effective use of leading-edge practices, standards, and innovations to enable and optimize the full lifecycle of the enterprise IT environment – improving the services, increasing the efficiency, and reducing the total cost and complexity of heterogeneous, networked, and geographically-dispersed operations. Our capabilities in network infrastructure design, deployment and management, data center design and management, cloud computing, virtualization, application development and hosting, mobility solutions, and advanced service desk management provide secure and efficient operational environments for our customers.

•

Knowledge management solutions—We deliver a full spectrum of information solutions and services that automate the knowledge management lifecycle, from data capture through information analysis and understanding. We provide commercially-based products, custom solutions development, and operations and maintenance services that facilitate information access and sharing, foster innovation and learning, locate and leverage expertise, manage intellectual capital and assets, and help navigate from data to decision. Our information technology solutions are complemented by a suite of analytical expertise support offerings for our clients in the homeland security and intelligence communities, Department of Defense (DoD), Department of Justice (DoJ) and other federal agencies.

•

Business systems solutions—We provide the full range of information solutions and services required to plan, manage, architect, develop, deploy, and sustain the complex, integrated system solutions that the DoD and federal civilian agencies need to accomplish their transformation goals and achieve ever-increasing efficiency and effectiveness in their mission functions and business operations. Working in the domains of procurement, financial management, human capital management, and logistics and supply chain management, we have implemented enterprise-level system solutions for over 100 federal agencies. From complex commercial-off-the-shelf enterprise resource planning integrations to custom service-oriented architecture-based solutions that address unique federal mission support needs, we bring disciplined industry best practices, advanced technology, and a deep understanding of federal processes and their unique compliance constraints.

•

Logistics and material readiness solutions and services—We offer a full suite of solutions and service offerings that plan for, implement, and control the efficient, effective, and secure flow and storage of goods, services, and information in support of U.S. government agencies. We develop and manage logistics information systems, specialized simulation and modeling toolsets, and provide logistics engineering services. Our operational capabilities span the supply chain, including advanced logistics planning, demand forecasting, total asset visibility (including the use of Radio Frequency Identification technology), and life cycle support for weapons systems. Our logistics services are a critical enabler in support of defense readiness and combat sustainability objectives.

•

ISR solutions and services—We provide a full-spectrum of Intelligence, Surveillance, and Reconnaissance (ISR) solutions and services in support of national defense, intelligence and homeland security missions. Our ISR solutions and services include systems engineering and integration, agile development and deployment and end-to-end life cycle planning and support services that enable complex, leading edge mission capabilities. We provide rapid-response services in support of military missions in a coordinated and controlled operational setting. We integrate sensors, intelligence information systems, data fusion and dissemination systems, and mission applications that connect with our clients’ fixed and mobile networked sites.

•

Command and Control (C2) solutions and services—We provide a broad range of leading edge information solutions and services that enable our clients to effectively and efficiently conduct mission operations and achieve information dominance. Our C2 offerings support military, homeland security, law enforcement, border security, emergency response and disaster relief missions. Our capabilities integrate the inputs from mission applications and ISR systems to provide comprehensive situational awareness, visualization, and tools to collaboratively plan, rehearse, support decision making, mission delivery, execution and sustainment. We deliver state of the art secure enterprise solutions that leverage advances in commercial networking and information technology, open standards architecture, and advanced security offerings.

•

Cyberspace solutions—Our information solutions and services support the full lifecycle of preparing for, protecting against, detecting, reacting to, and actively responding to the full range of cyber threats. We achieve this through comprehensive, consistently managed, risk-based, and cost-effective capabilities, controls, and measures to protect information, systems, and networks operated by the U.S. government. We proactively support information operations and the operational use and availability/reliability of information.

•

Integrated security solutions—Our integrated security solutions and services support the U.S. and our international partners and allies in mitigating and countering the effects of natural, technological, and man-made hazards which are unrestrained by political and geographical boundaries, elements of national power, and international law. Our security services and technical solutions assist clients in the development, integration, and sustainment of graduated, flexible capabilities that anticipate and address asymmetric and irregular threats and vulnerabilities. Sought by domestic and international clients for our ability to provide customer value often restricted by silo-centric systems, our services address security policy; definition and capacity building; risk management; critical infrastructure protection; consequence management; critical event and incident preparedness; and training.

•

Geospatial solutions—We support the collection, processing, exploitation, analysis and dissemination of geospatial information relating to Defense, Intelligence, Homeland Security, and commercial applications. We use imagery and other collected data from government and commercial sources to produce hardcopy and digital maps, and other value added enhanced imagery and 3-dimensional products. Our geospatial solutions employ advanced analytical training, focused tools and applications development, and feature database extraction and maintenance. We provide time-proven expertise in multi-source data analysis and conflation, diverse sensor exploitation, intelligence analysis, and geographic information system (GIS) integration and deployment. We offer mobile solutions and secure web-based data accessibility and subscription services on an enterprise scale.

•

Investigation and litigation support solutions—We support government investigations and litigations in support of the DoJ with full service technology solutions. Using comprehensive training to carefully honed processes and procedures, we help attorneys acquire, organize, develop, control, and present evidence throughout the course of litigations, from pre-filing investigation, through complaint, discovery, and trial, to post-trial briefs, review, and appeals. Our portfolio of legal-support offerings includes: cloud hosting (on-line, evidentiary information management to rapidly enable data storage and accessibility); e-discovery consulting and support; data forensic extraction and analysis; document/data capture and processing; database development, population, and maintenance; pre-trial, trial and post-trial support; case management; training; claims management; and Freedom of Information Act (FOIA) support.

•

Healthcare IT solutions—We meet the steadily accelerating demand for new healthcare strategies and technology required by government, industry, and patients. We assist the federal medical community in focusing on the patient, ensuring that systems and processes at the backbone of health organizations are running efficiently. We provide both functional subject matter expertise and health IT services to the Department of Veterans Affairs, the Department of Defense Military Health System, and the Department of Health and Human Services. Our capabilities include medical logistics and facility management, design, development and integration of healthcare information technology systems, including virtual electronic health records, information assurance, and security of personally identifiable information.

•

Identity management solutions—We provide solutions that enable our clients to manage detect, and protect identities of individuals, entities, organizations, groups, nation states, networks, and associations in both the physical and digital worlds. Our solutions capitalize on our vast experience supporting the Intelligence Community, war fighters, and law enforcement in areas such as biometric collection and identification, human factors analysis, forensics, large-volume identity-related data exploitation and assessment, information management, and managed security services.

•

Mobility solutions and services—Our mobility solutions and services provide end-to-end capability for the full lifecycle of mobility enablement, from development through sustainment. This includes a layered set of offerings within a framework that addresses back end provisioning through the cloud infrastructure through mission specific applications. We provide unique hardware and software mobility based solutions for the DoD, U.S. civilian agencies and the Intelligence Community. Our capabilities include end-to-end mobility architecture and design, cloud hosting, cloud provisioning and support, secure wireless transport, secure mobile device configuration and management of leading commercial smartphones and tablets, virtual desktops, and other mobile applications development, provisioning, delivery, and security vetting.

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

International Operations

Our international operations are conducted primarily through our operating subsidiaries in Europe, CACI Limited and CACI BV, and account for substantially all revenue generated from international clients and 59.4 percent of our commercial revenue. CACI’s European operations are headquartered in London, England, and operate primarily in support of our knowledge management solutions, business systems solutions, and enterprise IT solutions lines of business.

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

Strengths and Strategy

We offer substantially our entire range of information solutions and services and proprietary products to defense, intelligence and civilian agencies of the U.S. government. Our work for U.S. government agencies may combine a wide range of skills drawn from our service, solutions and product offerings. We occasionally contract through both our domestic and international operations to supply services, solutions and/or products to governments of other nations. As with other government contractors, our business is subject to government client funding decisions and actions that are beyond our control.

Although we are a supplier of proprietary computer-based technology products and marketing systems products, we are not primarily focused on being a software product developer-distributor (see discussion following under “Patents, Trademarks, Trade Secrets and Licenses”).

Our international commercial client base consists primarily of large enterprises in the U.K. and the Netherlands. This market is the primary target of our proprietary marketing systems software and database products.

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

Our contracts and subcontracts are composed of a wide range of contract types, including firm fixed-price, cost reimbursement, time-and-materials (T&M), indefinite delivery/indefinite quantity (IDIQ) and government wide acquisition contracts (known as GWACS) such as General Services Administration (GSA) schedule contracts. By company policy, significant fixed-price contracts require the approval of at least two of our senior officers.

At any one time, we may have several thousand separate active contracts and/or task orders. In FY2012, the ten top revenue-producing contracts accounted for 43.6 percent of our revenue, or $1.6 billion.

In FY2012, 94.5 percent of our revenue came from U.S. government prime contracts or subcontracts consisting of 78.0 percent from DoD contracts and 16.5 percent from U.S. government civilian agency clients. The remaining 5.5 percent of revenue came from commercial businesses, both domestic and international, and state and local governments.

Industry Trends

The federal government is the largest consumer of information technology services and solutions in the United States. We believe that the following trends will impact the federal government’s future spending on the types of services we provide:

•	Federal government budget trends, pressures and opportunities

•

U.S. Fiscal Considerations—Weak tax revenues and spending programs, when combined with a weak economy, have produced historically high federal debt levels. The efforts to control deficits as well as last year’s debt ceiling debate have compounded the need to reduce federal spending. These trends may limit funding of complex programs that have long payout periods.

•

Sequestration—If the Executive and Legislative branches are unable to reach a debt reduction consensus by the end of calendar year 2012, significant and equal reductions in both security and non-security spending will be automatically triggered and will take effect in January 2013. The ensuing period may include procurement delays and, in some cases, cancellations, as agencies re-program their budgets for the government’s fiscal year (GFY) 2013. Alignment with national priorities and mission critical solutions may shield us from some, but not all, of the government’s debt reduction initiatives.

•

Most federal agencies are operating under a relatively normal GFY 2012 environment while anticipating changes emanating from the upcoming election and fiscal debate. Customers remain cautious about the continuation of funding and about initiating new program starts as GFY 2013 approaches. These concerns are causing procurement delays in the short term and are expected to impact us throughout the first half of our year ending June 30, 2013. However, over the longer term, the large market in which we operate continues to present many opportunities, both organic and acquired, for us to expand our presence in existing as well as new market segments.

•

Apart from the specifics of the debt reduction resolution mentioned above, we anticipate that federal budgets will begin contracting in GFY 2013 and, barring unforeseen circumstances, we do not expect that this contraction will level off prior to at least GFY 2015.

•

Macroeconomic and financial developments in the U.S., Europe and emerging markets will have a significant impact on U.S. Gross Domestic Product growth and, in turn, U.S. fiscal deficits for the foreseeable future. These circumstances also have the potential to affect stock prices, including ours, as investor enthusiasm may wane due to uncertainty in global markets.

•

“Affordability” will be a key procurement parameter of all U.S. government federal programs for the foreseeable future. Successful government contractors will have to devise business models to accommodate the government’s desire for affordability.

•

Technology Market Drivers—The widespread use and the complexity of technology and applications will continue to rapidly evolve. There are four categories of the most significant technologies and application areas that we expect to drive the markets in which we participate. These categories are C4ISR, intelligence expertise, cyber solutions, and federal healthcare IT.

•	Market Opportunities

•

Government Wide Market Opportunities—As federal government agencies seek to make spending reductions, opportunities to achieve cost reductions through improved operational efficiency will receive higher priority. Many IT initiatives emerging in both DoD and Office of Management and Budget (OMB) directed programs for civilian agencies are based on infrastructure consolidation and cost effective upgrades. These initiatives include infrastructure modernization, adoption of innovative commercial applications, and increased use of commercially provided infrastructure.

We continue to expect to see a steady stream of funding for transformational activities that yield results in a shorter timeframe to maximize investments with more stable and predictable information system outcomes. As the amount of data and information grows, and persistent threats to our national security continue, the demands for applications will grow as well, putting a higher value on faster and more efficient/effective technologies. We expect this demand to result in an increasing need for rapid deployment of cyber solutions, cloud computing, and mobile applications. An additional area of cyber emphasis is the security of the supply chain. While technology provides part of the answer, the integration of processes and personnel using forward-looking systems and sound architectures is more likely to provide cost savings and performance efficiencies.

•	National Security Market Opportunities

•

Counterterrorism, counter proliferation, cyber security, and counterintelligence are at the immediate forefront of U.S. security concerns and they are all inextricably linked. Additionally, man-made and natural disasters are routinely addressed by applying the military and civilian resources of the U.S.

•

The world is increasingly interconnected and interdependent. Instability can arise quickly and spread rapidly beyond borders. This phenomenon is readily apparent in events in the Pacific Rim, the Middle East and North Africa. As the U.S. reduces its conventional defense forces, as expected, the need for intelligence and surveillance of potential adversaries of all types will continue or grow.

•

The Middle East will continue to be unstable even as U.S. national security organizations are executing a strategic shift toward Asia-Pacific. This shift will create opportunities as well as threats as the contractor community adapts to the changing needs of Defense, Intelligence, Homeland Security, State, and U.S. partners.

•

Funding to support the use of military and intelligence assets, particularly special operating forces, to combat these threats is not likely to change dramatically. There is little pressure to declare a “peace dividend”. While we expect that supplemental funding will ultimately decline, we do not expect it to materially impact our work with our Defense, Intelligence and Homeland Security customers. The base budgets and the government’s dependence on contractors should continue to produce opportunities for us.

•	Logistics and force protection operations will continue. We anticipate a continuing need to re-set and modernize equipment and infrastructure as forces return from deployments.

•	Non-Security Market Opportunities

•	The intersection of law enforcement and intelligence is expected to continue to create opportunities in support of the Departments of Homeland Security, Justice, and State.

•	The intersection of compatible needs between the Veteran’s Administration and the DoD should continue to fuel opportunities related to healthcare IT.

•	Federal Acquisition Policy—The government has continued to change the manner in which it purchases goods and services. We believe the following aspects of this are most relevant to us.

•	The increased emphasis on the use of low priced, technically acceptable proposal evaluations represents a challenge to maintain value added differentiation to our solutions.

•

The use of T&M and sole-source contracts are now greatly reduced. The use of award fees is diminishing. In addition, more scrutiny is being placed on the amount of fee bid on cost reimbursable type contracts. Better requirements definition and value based solutions should allow for more fixed price contracts where the contractor assumes more of the risk. Our fixed priced risk review process and emphasis on qualified program managers should allow us to understand the risks and maintain margins. For cost reimbursable contracts, we may experience pricing pressures. Pricing is taking on an increasing role in best value determinations with more detailed pricing oversight.

•	Increased engagement by competition advocates maximizes the use of multiple-source, continuously competitive contracts.

•	Fees for subcontract management are being limited to reflect actual value provided, i.e., risk assumed by prime and continuous subcontractor risk reduction.

•

In many cases, periods of performance on task orders are being limited to two years and periods of performance for contracts are being limited to four years. Waivers are often required for contract ceilings above $100 million.

•	Size thresholds for small business have been revised upward to include businesses that exceed the current revenue thresholds.

•

Oversight at the Congressional level and audit scrutiny at the agency level have increased with the increased use of government contractors since 2001. Some high profile cases of alleged and proven contractor fraud and abuse has placed greater emphasis on making programs transparent to avoid overspending and to focus on performance and best value. Added program oversight and transparency often delay procurements while the government evaluates program performance. Further, companies have increased costs associated with audits of business management systems. While delays are inevitable, and often costly, we believe they will result in better requirements definition, greater demand for stronger value-based solutions/services, and the diversion of spending from poorly performing areas to well performing areas.

•

We continue to experience a number of protests of contracts awarded to us, especially those involving large, multiple award, IDIQ contracts. The protest process causes delays in awarding contracts, and sometimes task orders, affecting our backlog and revenue. However, once awarded, these multiple award IDIQ contracts allow the government to issue task order requests to a selected group of qualified companies and, often, more rapidly award task orders.

•

Many of our federal government contracts require us to have security clearances and employ personnel with specific levels of education and work experience. Depending on the level, security clearances can be difficult and time-consuming to obtain, and competition for skilled personnel in the information technology services industry is intense.

•

As budgets are diverted from weapons systems platforms to system upgrades and services for the warfighter, increasing competitive pressures from large aerospace firms and traditional original equipment manufacturing companies are anticipated. We expect to continue to build scalable capabilities and functional solutions, to exhibit superior responsiveness and flexibility, and to selectively acquire companies whose presence will yield competitive advantage in targeted accounts.

•

A major national security or economic event could disrupt the opportunity pipeline. To mitigate this risk, we will continue to focus on enduring needs in both the mission and mission-enabling areas. These enduring needs are likely to be candidates for growth and programmatic emphasis.

Recent Significant Acquisitions

During the past three fiscal years, we completed a total of eleven acquisitions, seven in the U.S. and four in the U.K. including:

•	The October 3, 2011 acquisition of Advanced Programs Group, LLC, a provider of Oracle e-Business Services to the U.S. government, for $66.0 million.

•

The September 1, 2011 acquisition of Paradigm Solutions Corporation, a provider of cybersecurity and enterprise IT solutions to clients in federal civilian agencies, the DoD, and the Intelligence Community, for $61.5 million.

•

The July 1, 2011 acquisition of Pangia Technologies, LLC, a software engineering services company that provides technical solutions in the areas of computer network operations, information assurance, mission systems, software and systems engineering, and IT infrastructure support, for $41.0 million.

•	The November 2010 acquisition of Applied Systems Research, Inc., a provider of technical services and products to the U.S. government, for $25.1 million.

•	The November 2010 acquisition of TechniGraphics, Inc., a provider of imaging and geospatial services to the U.S. government, for $104.6 million.

•	The February 2010 acquisition of SystemWare Incorporated, which provides signal acquisition and analysis systems for cyber security and counterintelligence application, for $23.6 million.

•	The October 2009 acquisition of a business in the United States which provides commercial security technology services, for $78.3 million.

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

Patents, Trademarks, Trade Secrets and Licenses

We own 11 patents and patent applications in the United States. While we believe our patents are valid, we do not consider that our business is dependent on patent protection in any material way. We claim copyright, trademark and other proprietary rights in a variety of intellectual property, including each of our proprietary computer software and data products and the related documentation. We presently own 22 registered trademarks and service marks and applications in the U.S. and 36 registered trademarks and service marks in other countries, primarily the U.K. All of our registered trademarks and service marks may be renewed indefinitely. In addition, we assert copyrights in essentially all of our electronic and hard copy publications, our proprietary software and data products and in software produced at the expense of the U.S. government, which rights can be maintained for up to 75 years. Because most of our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections and benefit from them as discriminators in competition. We are also a party to agreements that give us the right to distribute computer software, data and other products owned by other companies, and to receive income from such distribution. As a systems integrator, it is important that we maintain access to software, data and products supplied by such third parties, but we generally have experienced little difficulty in doing so. The durations of such agreements vary according to the terms of the agreements themselves.

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

Backlog

Our backlog as of June 30, 2012, which consists primarily of contracts with the U.S. government, was $7.2 billion, of which $2.0 billion was for funded orders. Total backlog as of June 30, 2011 was $6.8 billion. We presently anticipate, based on current revenue projections, that the majority of the funded backlog as of June 30, 2012 will result in revenue during the fiscal year ending June 30, 2013.

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

Revenue by Contract Type

The following information is provided on the amounts of our revenue attributable to cost reimbursable contracts, firm fixed-price contracts (including proprietary software product sales) and T&M contracts during each of the last three fiscal years:

	Year ended June 30,
	2012		2011		2010
	(dollars in thousands)
Cost reimbursable	$1,659,764	44.0%	$1,277,326	35.7%	$1,033,480	32.8%
Firm fixed-price	1,057,663	28.0	877,270	24.5	648,095	20.6
Time and materials	1,057,046	28.0	1,423,184	39.8	1,467,556	46.6

Total	$3,774,473	100.0%	$3,577,780	100.0%	$3,149,131	100.0%

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

We depend on contracts with the federal government for a substantial majority of our revenue, and our business could be seriously harmed if the government significantly decreased or ceased doing business with us.

We derived 94.5 percent of our total revenue in FY2012 and 94.9 percent of our total revenue in FY2011 from federal government contracts, either as a prime contractor or a subcontractor. We derived 78.0 percent of our total revenue in FY2012 and 79.9 percent of our total revenue in FY2011 from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, the General Services Administration, or any significant agency in the intelligence community or the DoD, or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could be materially and adversely affected.

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

During 2011, the federal government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (Budget Act) passed by Congress. Unless Congress and the Administration take further action, the Budget Act will trigger automatic reductions in both defense and discretionary spending in January 2013. While the impact of sequestration is yet to be determined, automatic across-the-board cuts would approximately double the $487 billion top-line reduction already reflected in the defense funding over a ten-year period, with a $52 billion reduction occurring in the government’s fiscal year 2013. The resulting automatic across-the-board budget cuts in sequestration could have significant consequences to our business and industry. In December 2011, Congress passed an omnibus appropriations act for fiscal year 2012 to finance all federal government activities through September 30, 2012, the end of its fiscal year. This full year method of financing eliminated much of the uncertainty and inefficiency in procurement of products and services that characterized the government’s first quarter of fiscal year 2012 when the operations of the federal government were financed through a series of continuing resolution temporary funding measures.

In years when Congress does not complete its budget process before the end of its fiscal year (September 30), government operations are funded through a continuing resolution (CR) that temporarily funds federal agencies. Recent CRs have generally provided funding at the levels provided in the previous fiscal year and have not authorized new spending initiatives. When the federal government operates under a CR, delays can occur in the procurement of products and services. Historically, such delays have not had a material effect on our business; however, should funding of the federal government by CR be prolonged or extended through the entire government 2013 fiscal year, and sequestration take place in January 2013 as part of the implementation of the Budget Act, it could have significant consequences to our business and our industry. At times, we may continue to work without funding, and use our funds, in order to meet our customer’s desired delivery dates for products or services. It is uncertain at this time which of our programs’ funding could be reduced in future years or whether new legislation will be passed by Congress in the next fiscal year that could result in additional or alternative funding cuts.

Additionally, our business could be seriously affected if the demand for and priority of funding for combat operations in Afghanistan decreases which may reduce the demand for our services on contracts supporting some operations and maintenance activities in the DoD or if we experience an increase in set-asides for small businesses, which could result in our inability to compete directly for prime contracts.

Our federal government contracts may be terminated by the government at any time and may contain other provisions permitting the government not to continue with contract performance, and if lost contracts are not replaced, our operating results may differ materially and adversely from those anticipated.

We derive substantially all of our revenue from federal government contracts that typically span one or more base years and one or more option years. The option periods typically cover more than half of the contract’s potential duration. Federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government client to terminate the contract for its convenience. A decision not to exercise option periods or to terminate contracts for convenience could result in significant revenue shortfalls from those anticipated.

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

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may be unable to recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. Depending on the value of a contract, such termination could cause our actual results to differ materially and adversely from those anticipated. Certain contracts also contain organizational conflict of interest (OCI) clauses that limit our ability to compete for or perform certain other contracts. OCIs arise any time we engage in activities that (i) make us unable or potentially unable to render impartial assistance or advice to the government; (ii) impair or might impair our objectivity in performing contract work; or (iii) provide us with an unfair competitive advantage. For example, when we work on the design of a particular system, we may be precluded from competing for the contract to develop and install that system. Depending upon the value of the matters affected, an OCI issue that precludes our participation in or performance of a program or contract could cause our actual results to differ materially and adversely from those anticipated.

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

We perform a portion of our engagements on a variety of fixed-price contract vehicles. We derived 28.0 percent of our total revenue in FY2012 and 24.5 percent of our total revenue in FY2011 from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a T&M basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.

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

At June 30, 2012, our backlog included cost reimbursable, T&M and fixed-price contracts. Cost reimbursable and T&M contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may vary materially and adversely depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

We depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. If the federal government, any of our other clients or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially and adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds or lack of an approved budget. In addition, the DCAA may revoke our direct billing privileges, which would adversely affect our ability to collect our receivables in a timely manner. Contracting officers have the authority to impose contractual withholdings, which can also adversely affect our ability to collect timely. A new Defense Federal Acquisition Regulations interim rule became effective May 18, 2011, applying to solicitations issued on or after that date, requiring DoD contracting officers to impose contractual withholdings at no less than certain minimum levels if a contracting officer determines that one or more of a contractor’s business systems have one or more significant deficiencies. On February 24, 2012, a final DFARS rule became effective, with no substantive changes from the interim rule. Some prime contractors for whom we are a subcontractor have significantly less financial resources than we do, which may increase the risk that we may not be paid in full or payment may be delayed. If we experience difficulties collecting receivables, it could cause our actual results to differ materially and adversely from those anticipated.

We have substantial investments in recorded goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

Goodwill accounts for $1.4 billion of our recorded total assets. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income.

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

We conduct the majority of our international operations in the United Kingdom and the Netherlands. Our U.K.-based operations comprised 3.0 percent of our revenue in FY2012 and 3.3 percent of our revenue in FY2011. Our U.K.-based operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound and the Euro, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

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

The Credit Facility consists of a $600.0 million revolving credit facility and a $150.0 million term loan facility. At June 30, 2012, $125.0 million was outstanding under the revolving credit facility and $138.8 million was outstanding under the term loan. In addition, we have $300.0 million outstanding under our convertible senior subordinated notes due 2014 (the Notes). We are able to incur additional debt in the future by drawing down on the unused portion of the revolving credit facility and have flexibility under the Credit Facility to increase the term loan facility or the revolving credit facility in an aggregate amount up to $300.0 million with applicable lender approvals. In addition, the terms of the Credit Facility allow us to incur additional indebtedness from other sources so long as we satisfy the covenants in the agreement governing the Credit Facility. If new debt is added to our current debt levels, the risks related to our ability to service that debt could increase.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Interest payments on the Notes are due each May and November and the outstanding principal amount comes due in May 2014. The Credit Facility expires in November 2016. Principal payments under the term loan facility are due in quarterly installments. Our business may not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.

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

In the event the conditional conversion features of the Notes are triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. As of June 30, 2012, we had $475.0 million available under our revolving credit facility, which we could use to satisfy payment obligations arising from conversions of the Notes. However, there can be no assurance that all or any portion of this facility will be available at the time any such conversion obligations arise. Our failure to pay the required cash upon conversion as required under the Notes would constitute an event of default which, if not waived, would result in the immediate acceleration of our payment obligations under all of the Notes. Any such default would also result in an event of default under the Credit Facility. In such a situation, we may not be able to repay our debt or borrow sufficient funds to refinance it, and, even if new financing is available, it may be available on terms less favorable than the terms of our existing debt and, potentially, on terms that are unacceptable to us. A material deterioration in our financial condition or operating results could inhibit our access to additional investment capital and may cause the price of our common stock to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of June 30, 2012, we leased office space at 120 U.S. locations containing an aggregate of approximately 2.2 million square feet located in 30 states and the District of Columbia. In five countries outside the U.S., we leased office space at 16 locations containing an aggregate of approximately 83,000 square feet. Our leases expire primarily within the next five years, with the exception of seven leases in Northern Virginia and three leases outside of Northern Virginia, which will expire within the next six to 10 years. We anticipate that most of these leases will be renewed or replaced by other leases. All of our offices are in reasonably modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

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

The United States Court of Appeals for the Fourth Circuit deferred any ruling on Plaintiffs’ motion and issued a briefing schedule. Plaintiffs filed a notice of cross-appeal, which CACI moved to dismiss. The Court of Appeals dismissed the Plaintiffs’ cross-appeal. On October 26, 2010, the United States Court of Appeals for the Fourth Circuit heard oral argument in the appeal and took the matter under advisement. On September 21, 2011, the United States Court of Appeals for the Fourth Circuit reversed the decision of the United States District Court for the Eastern District of Virginia and remanded the action with instructions to dismiss the action. On October 5, 2011, Plaintiffs filed a petition for a rehearing en banc, which the Court of Appeals granted. The Court of Appeals also invited the United States to participate in the en banc rehearing of the appeal as amicus curiae. The United States participated in that capacity in the en banc rehearing. On January 27, 2012, the Court of Appeals, sitting en banc, heard oral argument. On May 11, 2012, the Court of Appeals, in a 11-3 decision, held that it lacked jurisdiction over the appeal and dismissed the appeal. The action has returned to the district court for further proceedings.

The Al Shimari case is the last of eight cases naming CACI as a defendant in lawsuits in which Plaintiffs have sought damages relating to alleged activities at the Abu Ghraib prison. All of the other cases have been dismissed.

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

The ranges of high and low sales prices of our common stock quoted on the New York Stock Exchange for each quarter during the fiscal years ended June 30, 2012 and 2011 were as follows:

	2012		2011
Quarter	High	Low	High	Low
1st	$66.49	$46.63	$48.70	$40.00
2nd	$59.45	$46.36	$54.11	$43.61
3rd	$63.11	$54.95	$62.75	$50.91
4th	$63.02	$41.29	$64.40	$58.15

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

As of August 24, 2012, the number of stockholders of record of our common stock was approximately 325. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 2012	—	$—	—	—
May 2012	—	—	—	—
June 2012	2,000,000	51.43	2,000,000	2,000,000

Total	2,000,000	$51.43	2,000,000

(1)	In June 2012, our Board of Directors authorized a stock repurchase program (the Program) under which we could repurchase up to 4 million shares of our common stock, where the total expenditure for the purchase of shares under the Program did not exceed $240.0 million. The remaining 2 million shares as of June 30, 2012 were repurchased in July 2012. The average price for all 4 million shares repurchased under the Program was $53.72 per share.

The following graph compares the cumulative 5-year total return to shareholders on CACI International Inc’s common stock relative to the cumulative total returns of the Russell 1000 index and the Dow Jones U.S. Computer Services Total Stock Market index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2007 and tracks it through June 30, 2012.

Comparison of Five Year Cumulative Total Returns

Performance Graph for

CACI International Inc

	June 30,
	2007	2008	2009	2010	2011	2012
CACI International Inc	100.00	93.69	87.44	86.96	129.12	112.61
Russell 1000	100.00	87.64	64.25	74.03	97.12	101.37
Dow Jones U.S. Computer Services Total Stock Market	100.00	106.38	93.19	114.46	160.45	179.71

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements for each of the fiscal years in the five year period ended June 30, 2012. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto, included in Part II in this Annual Report on Form 10-K.

Income Statement Data

	Year ended June 30,
	2012	2011	2010	2009 (As Adjusted(1))	2008 (As Adjusted(1))
	(amounts in thousands, except per share data)
Revenue	$3,774,473	$3,577,780	$3,149,131	$2,730,162	$2,420,537
Costs of revenue	3,474,624	3,326,379	2,954,349	2,546,048	2,257,708
Net income attributable to CACI	167,454	144,218	106,515	89,698	77,935

Earnings per common share and common share equivalent:
Basic:
Weighted-average shares outstanding	27,077	30,281	30,138	29,976	30,058
Earnings per share	$6.18	$4.76	$3.53	$2.99	$2.59
Diluted:
Weighted-average shares and equivalent shares outstanding	28,111	31,300	30,676	30,427	30,606
Earnings per share	$5.96	$4.61	$3.47	$2.95	$2.55

Balance Sheet Data

	Year ended June 30,
	2012	2011	2010	2009 (As Adjusted(1))	2008 (As Adjusted(1))
	(amounts in thousands)
Total assets	$2,392,876	$2,320,131	$2,244,766	$2,006,079	$1,892,222
Long-term liabilities	743,502	573,294	413,188	658,567	642,886
Working capital	200,863	344,857	182,323	406,928	312,555
Shareholders’ equity	1,164,445	1,309,616	1,173,155	1,029,608	959,067

(1)	Certain amounts as of and for the years ended June 30, 2008 and June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 3 in the Notes to Consolidated Financial Statements contained in the Annual Report on Form 10-K for the year ended June 30, 2011 for additional information.

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

Overview

We are a leading provider of information solutions and services to the U.S. government. We derived 94.5 percent of our revenue during the year ended June 30, 2012 from contracts with U.S. government agencies, including 78.0 percent from DoD customers and 16.5 percent from U.S. federal civilian agency customers including the Department of Homeland Security. We also provide services to state and local governments and commercial customers.

For the year ended June 30, 2012, 88.4 percent of our revenue was from contracts where we were the lead, or “prime,” contractor. Our contract base has approximately 625 active contracts and 1,800 active task orders. We have a diverse mix of contract types, with 44.0 percent, 28.0 percent, and 28.0 percent of our revenue for the year ended June 30, 2012, derived from cost-reimbursable, T&M and fixed-price contracts, respectively. We generally do not pursue fixed-price software development contracts that may create financial risk.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually or if impairment indicators are present. The evaluation includes comparing the fair value of the relevant reporting unit to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. Impairment is measured by comparing the derived fair value of the goodwill to its carrying value. Separately identifiable intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment if impairment indicators are present.

We have two reporting units—domestic operations and international operations. Our reporting units are the same as our operating segments. Approximately 94 percent of our goodwill is attributable to our domestic operations. We estimate the fair value of our reporting units using both an income approach and a market approach. The valuation process considers our estimates of the future operating performance of each reporting unit. Companies in similar industries are researched and analyzed and we consider the domestic and international economic and financial market conditions, both in general and specific to the industry in which we operate, prevailing as of the valuation date. The income approach utilizes discounted cash flows. We calculate a weighted average cost of capital for each reporting unit in order to estimate the discounted cash flows. We perform our annual testing for impairment of goodwill and other indefinite life intangible assets as of June 30 of each year. The fair value of each of our reporting units as of June 30, 2012 exceeded its carrying value. Changes in estimates and assumptions made in the goodwill assessment could effect the estimated fair value of one or both reporting units.

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

Consolidated Statements of Operations

Years ended June 30,

							Year to Year Change
	2012	2011	2010	2012	2011	2010	2011 to 2012		2010 to 2011
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(dollar amounts in thousands)
Revenue	$3,774,473	$3,577,780	$3,149,131	100.0%	100.0%	100.0%	$196,693	5.5%	$428,649	13.6%

Costs of revenue
Direct costs	2,598,890	2,528,660	2,207,574	68.9	70.7	70.1	70,230	2.8	321,086	14.5
Indirect costs and selling expenses	819,772	741,652	693,736	21.7	20.7	22.0	78,120	10.5	47,916	6.9
Depreciation and amortization	55,962	56,067	53,039	1.5	1.6	1.7	(105)	(0.2)	3,028	5.7

Total costs of revenue	3,474,624	3,326,379	2,954,349	92.1	93.0	93.8	148,245	4.5	372,030	12.6

Income from operations	299,849	251,401	194,782	7.9	7.0	6.2	48,448	19.3	56,619	29.1
Interest expense and other, net	24,101	23,144	26,353	0.6	0.6	0.9	957	4.1	(3,209)	(12.2)

Income before income taxes	275,748	228,257	168,429	7.3	6.4	5.3	47,491	20.8	59,828	35.5
Income taxes	107,537	83,105	61,171	2.9	2.4	1.9	24,432	29.4	21,934	35.9

Net income including portion attributable to noncontrolling interest in earnings of joint venture	168,211	145,152	107,258	4.4	4.0	3.4	23,059	15.9	37,894	35.3
Noncontrolling interest in earnings of joint venture	(757)	(934)	(743)	(0.0)	(0.0)	(0.0)	177	(19.0)	(191)	25.7

Net income attributable to CACI	$167,454	$144,218	$106,515	4.4%	4.0%	3.4%	$23,236	16.1%	$37,703	35.4%

Revenue

For FY2012, our total revenue increased by $196.7 million, or 5.5 percent. Approximately 2.4 percent, or $87.0 million, of revenue growth was organic and resulted from an increase in services and solutions provided to a broad base of DoD, intelligence, and federal civilian agency customers. The remaining 3.1 percent increase, or $109.7 million, was from acquisitions completed in FY2012 and FY2011.

During FY2011, total revenue increased by $428.6 million, or 13.6 percent. Approximately 11.6 percent, or $364.5 million, of revenue growth was organic and resulted primarily from increases in services and solutions provided to our DoD, intelligence and federal civilian agency customers. The remaining 2.0 percent, or $64.1 million, of the FY2011 revenue growth was generated by acquisitions completed in FY2011 and FY2010.

Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue for FY2012 and FY2011 is as follows (in millions):

Business Acquired	2012	2011
Paradigm Solutions Corporation	$27.5	$—
Advanced Programs Group, Inc.	26.7	—
Pangia Technologies, LLC	21.8	—
TechniGraphics, Inc	12.3	27.6
Applied Systems Research, Inc.	4.9	10.2
SystemWare Incorporated	—	15.6
Others	16.5	10.7

Total	$109.7	$64.1

The following table summarizes revenue earned by each of the customer groups for the three most recent fiscal years:

	Year ended June 30,
	2012		2011		2010
	(dollar amounts in thousands)
Department of Defense	$2,944,924	78.0%	$2,858,721	79.9%	$2,450,463	77.8%
Federal civilian agencies	620,870	16.5	537,687	15.0	535,467	17.0
Commercial and other	193,840	5.1	166,966	4.7	146,839	4.7
State and local governments	14,839	0.4	14,406	0.4	16,362	0.5

Total	$3,774,473	100.0%	$3,577,780	100.0%	$3,149,131	100.0%

Revenue from DoD customers increased 3.0 percent, or $86.2 million, to $2.9 billion for FY2012 as compared to FY2011. $48.0 million of the increase was attributable to acquired DoD revenue and the remaining $38.2 million of the increase was attributable to revenue from existing operations. DoD revenue includes that earned for services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems. DoD revenue also includes work with the U.S. Navy, such as services to support the Navy’s automatic identification technologies and a mine countermeasure program that protects its fleet.

Revenue from DoD customers increased 16.7 percent, or $408.3 million, to $2.9 billion for FY2011 as compared to FY2010. $40.5 million of the increase was attributable to acquired DoD revenue and the remaining $367.8 million of the increase was attributable to revenue from existing operations.

Revenue from federal civilian agencies increased $83.2 million, to $620.9 million during FY2012 as compared to FY2011. Of the federal civilian agency revenue growth, $40.1 million was attributable to acquisitions. Approximately 16.6 percent of federal civilian agency revenue for the year was derived from the Department of Justice (DoJ), for whom we provide litigation support services. Revenue from DoJ was $102.8 million in FY2012 versus $90.8 million in FY2011. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Revenue from federal civilian agencies increased $2.2 million, to $537.7 million during FY2011 as compared to FY2010. Of the federal civilian agency revenue growth, $1.8 million was attributable to acquisitions. Approximately 16.9 percent of federal civilian agency revenue for the year was derived from DoJ. Revenue from DoJ was $90.8 million in FY2011 versus $79.8 million in FY2010.

Commercial and other revenue increased 16.1 percent, or $26.9 million, to $193.8 million in FY2012 as compared to FY2011. This revenue growth came from both acquisitions and a $12.0 million product sale which was completed in the first quarter of the fiscal year. Commercial revenue is derived from both international and domestic operations. In FY2012, international operations accounted for 59.4 percent, or $115.1 million, of the total commercial revenue, while domestic operations accounted for 40.6 percent, or $78.7 million.

Commercial and other revenue increased 13.7 percent, or $20.1 million, to $167.0 million in FY2011 as compared to FY2010. This revenue growth came primarily from acquisitions. In FY2011, international operations accounted for 70.7 percent, or $118.1 million, of the total commercial revenue, while domestic operations accounted for 29.3 percent, or $48.9 million.

Revenue from state and local governments increased by 3.0 percent, or $0.4 million during FY2012, as compared to FY2011. In FY2011 as compared to FY2010, revenue from state and local governments decreased by 12.0 percent, or $2.0 million. Revenue from state and local governments represented less than one percent of our total revenue in each of FY2012, FY2011, and FY2010. Our continued focus on DoD and federal civilian agency opportunities has resulted in a relatively reduced emphasis on state and local government business.

Income from Operations

Income from operations increased 19.3 percent or $48.4 million, in FY2012 as compared to FY2011. Our operating margin was 7.9 percent, up from 7.0 percent during the same period a year ago. Operating margin was favorably impacted by a changing mix of our direct costs, greater than expected profitability on a large fixed price contract, and the commercial product sale described previously. Income from operations increased 29.1 percent, or $56.6 million, in FY2011 as compared to FY2010. Our operating margin in FY2011 of 7.0 percent increased from 6.2 percent in FY2010. The increase in margin rate related primarily to strong direct labor growth.

During the fiscal years ended June 30, 2012, 2011, and 2010, as a percentage of revenue, total direct costs were 68.9 percent, 70.7 percent, and 70.1 percent, respectively. The year-to-year changes in direct costs as a percentage of revenue were driven primarily by a change in the mix of direct labor versus other direct costs (ODCs), primarily material purchases and subcontracted activities. ODCs are common in our industry and may vary from period to period.

The single largest component of direct costs, direct labor, was $977.7 million, $888.0 million and $810.6 million in FY2012, FY2011, and FY2010, respectively. The increase in direct labor during the last three fiscal years is attributable to the organic growth in our federal government business, both in the DoD and federal civilian agencies, and to acquisitions. ODCs, which include subcontractor labor and materials along with equipment purchases and travel expenses, were $1.6 billion, $1.6 billion, and $1.4 billion in FY2012, FY2011, and FY2010, respectively.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor and other discretionary costs. As a percentage of revenue, indirect costs and selling expenses were 21.7 percent, 20.7 percent and 22.0 percent for FY2012, FY2011, and FY2010, respectively.

Indirect expense in FY2012, FY2011 and FY2010 reflected a reduction of expense associated with the reduction in the fair value of acquisition-related contingent consideration liabilities related to acquisitions completed in FY2010. The reduction recorded was $0.4 million in FY2012, $9.6 million in FY2011 and $2.0 million in FY2010. Indirect expense in FY2010 also reflected the benefit of higher forfeitures available to offset Company contributions under our 401(k) Plan. This higher level of forfeitures resulted from an amendment to the 401(k) Plan during FY2010 that provided that non-vested balances are forfeited upon the earlier of a distribution being taken or December 31 of the year the participant terminates employment. Previously, non-vested balances were forfeited upon the earlier of a distribution being taken or December 31 following a five year break in service.

A component of indirect costs and selling expenses is stock compensation. Total stock compensation expense was $15.5 million, $17.9 million, and $30.8 million for the fiscal years ended June 30, 2012, 2011, and 2010, respectively. The decrease in stock compensation expense from FY2010 to FY2011 was due primarily to a higher level of forfeitures in FY2011 and a decrease in stock compensation expense associated with the issuance of performance-based RSUs in FY2009 and FY2010. The decrease in stock compensation expense from FY2011 to FY2012 was due primarily to a higher level of forfeitures in FY2012 and a further decrease in stock compensation expense associated with the FY2009 and FY2010 performance-based RSUs.

Depreciation and amortization expense decreased $0.1 million, or 0.2 percent, in FY2012 as compared to FY2011. The decrease was attributable to decreased amortization of intangible assets offset by increases in depreciation and amortization expense associated with our growing infrastructure. Software amortization on externally marketed software also increased in FY2012. In FY2011 as compared to FY2010, depreciation and amortization expense increased $3.0 million, or 5.7 percent. The increase was attributable to depreciation and amortization of both tangible and intangible assets, and included an increase in depreciation and leasehold amortization expense associated with a new lease in Northern Virginia. These costs were partially offset by a decrease in software amortization on externally marketed software.

Net interest expense and other increased $1.0 million, or 4.1 percent in FY2012, as compared to FY2011 primarily as a result of an increase in interest expense related to higher outstanding debt which was partially offset by a decrease in amortization of deferred financing costs. Interest expense and other includes a reduction for our share of the net income of AC First, LLC, a joint venture between us and AECOM Government Services, Inc. of $1.7 million in FY2012 and $1.8 million in FY 2011. Net interest expense and other decreased $3.2 million, or 12.2 percent, in FY2011 as compared to FY2010 primarily as a result of lower interest rates, lower days sales outstanding, and the prepayment of certain debt outstanding at the beginning of the year.

The effective income tax rates in FY2012, FY2011, and FY2010, were 39.1 percent, 36.6 percent, and 36.5 percent, respectively. The tax rate in each year benefitted from tax benefits related to deductions claimed for income from qualified domestic production activities and non-taxable gains on assets invested in corporate-owned life insurance (COLI) policies.

Quarterly Financial Information

Quarterly financial data for the two most recent fiscal years is provided in Note 25, Quarterly Financial Data, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Effects of Inflation

During FY2012, 44.0 percent of our business was conducted under cost-reimbursable contracts which automatically adjust revenue to cover costs that are affected by inflation. 28.0 percent of our revenue was earned under T&M contracts, where labor rates for many of the services provided are often fixed for several years. Under certain T&M contracts containing IDIQ procurement arrangements, we do adjust labor rates annually as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our T&M and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $266.7 million, $226.0 million and $209.3 million for the years ended June 30, 2012, 2011 and 2010, respectively.

The Credit Facility is a $750.0 million credit facility, which includes a $600.0 million revolving credit facility (the Revolving Facility), and a $150.0 million term loan (the Term Loan). The Revolving Facility has subfacilities of $50.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. At June 30, 2012, $138.8 million was outstanding under the Term Loan, $125.0 was outstanding under the Revolving Facility, we had no borrowings on the swing line and no letters of credit were outstanding. The Credit Facility has an accordion feature that will allow the facility to be expanded by an additional $300.0 million with applicable lender approvals.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $1.9 million through September 30, 2015 and $3.8 million thereafter through September 30, 2016, with the balance due in full on November 18, 2016.

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

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of June 30, 2012, none of the conditions permitting conversion of the Notes had been satisfied.

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

Cash and cash equivalents were $15.7 million and $164.8 million as of June 30, 2012 and 2011, respectively. The decrease in cash and cash equivalents was primarily attributable to cash used for acquisitions and the repurchase of company stock. Working capital was $200.9 million and $334.9 million as of June 30, 2012 and 2011, respectively. Our operating cash flow was $266.7 million for FY2012, compared to $226.0 million for the same period a year ago. The current year increase in operating cash flow results from profits earned during the year and differences in our year-end cash position. In the current year, we maintained lower cash balances as more cash was utilized for business acquisitions and share repurchases. As a result, outstanding checks were required to be classified within accounts payable, increasing operating cash flow by $31.5 million. In prior years, when we maintained higher year-end cash balances, outstanding checks were recorded as a reduction of our cash balances. Days-sales outstanding were 58 at June 30, 2012, compared to 52 for the same period a year ago.

We used $204.4 million and $149.2 million of cash in investing activities during FY2012 and FY2011, respectively. The increase in FY2012 was attributed primarily to the acquisitions completed during the year. Purchases of office and computer related equipment of $18.3 million and $14.4 million in FY2012 and FY2011, respectively, accounted for a majority of the remaining funds used in investing activities. Generally, we have relatively low capital expenditure requirements for our business, and expect these expenditures in the coming years to remain consistent with the levels reported in FY2012.

Cash flows used in financing activities were $210.9 million during FY2012 and $167.7 million during FY2011. During FY2011, we prepaid our then outstanding term loan in connection with entering into the Credit Facility and used $50.0 million of cash to repurchase 1.0 million shares of our company stock. During FY2012, we paid $21.6 million in settlement of contingent consideration for acquisitions that were completed during the year ended June 30, 2010. During the year ended June 30, 2012 we had net borrowings of $125.0 million under the Revolving Facility. These borrowings along with our available cash balance and our operating cash flow funded our repurchase of 5.8 million shares of company stock for $316.6 million and our acquisition program. Cash flows from financing activities continued to benefit from proceeds received from the exercise of stock options and purchases of stock under the CACI International Inc Employee Stock Purchase Plan (ESPP). Proceeds from these activities totaled $11.6 million and $26.2 million during FY2012 and FY2011, respectively.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of June 30, 2012, we had no outstanding letters of credit. We have no other material off-balance sheet financing arrangements.

The following table summarizes our contractual obligations as of June 30, 2012 that require us to make future cash payments:

	Payments Due By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(amounts in thousands)
Contractual obligations(1):
Bank credit facility-term loan(2)	$138,750	$7,500	$15,000	$116,250	$—
Convertible notes(2)	300,000	—	300,000	—	—
Bank credit facility-revolver loan(2)	125,000	—	—	125,000	—
Operating leases(3)	235,786	41,316	75,190	53,412	65,868
Other long-term liabilities reflected on our balance sheet under generally accepted accounting principles (GAAP)
Deferred compensation(4)	76,560	3,384	4,169	1,931	67,076

Total	$876,096	$52,200	$394,359	$296,593	$132,944

(1)	The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. See Note 19 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information regarding taxes and related matters.
(2)	See Note 13 to our consolidated financial statements for additional information regarding debt and related matters.
(3)	See Note 14 to our consolidated financial statements for additional information regarding operating lease commitments.
(4)	This liability is substantially offset by investments held by the plan provider to be reimbursed to us upon the payment of the liability to the plan participant. See Note 20 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have maintained hedging relationships with various counterparties in recent years, including two interest rate swap agreements that expired in December 2009 which allowed us to exchange a portion of our variable rate debt for fixed rate debt. In April 2012, we entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $100 million related to a portion of our floating rate indebtedness. The agreements are effective beginning July 1, 2013 and mature July 1, 2017. All outstanding balances under our Term Loan, and any amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the year ended June 30, 2012 would have fluctuated by approximately $2.9 million.

Approximately 3.0 percent and 3.3 percent of our total revenue in FY2012 and FY2011, respectively, was derived from our international operations headquartered in the U.K. Our practice in the U.K.-headquartered operation is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of June 30, 2012, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $9.1 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2012. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

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

With the participation of our CEO and CFO, we performed an evaluation of the effectiveness of the internal control over financial reporting to comply with the rules on internal control over financial reporting issued pursuant to the Sarbanes-Oxley Act of 2002. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that, as of June 30, 2012, our internal control over financial reporting was effective based on those criteria. In addition, our independent registered public accounting firm evaluated the effectiveness of our internal control over financial reporting. Management’s report on the effectiveness of internal control over financial reporting, and the independent auditors’ report on internal control over financial reporting, are included in Part IV of this report.

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

Item 10. Officers, Directors and Executive Officers of the Registrant

Except for the specific disclosures below, the information required by this Item 10 is included under the headings “Executive Officers” and “Corporate Governance” in our 2012 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2012 (2012 Proxy Statement) and is incorporated by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 is included in the text and tables under the headings “Compensation Discussion and Analysis” and “Executive Compensation” in our 2012 Proxy Statement and is incorporated by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The information required by this Item 12 is included under the headings “Security Ownership of Directors, Executive Officers, Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2012 Proxy Statement and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is included under the headings “Corporate Governance”, “Compensation Discussion and Analysis” and “Executive Compensation” in our 2012 Proxy Statement and is incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included under the heading “Independent Auditor Fees” in our 2012 Proxy Statement and is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

1.	Financial Statements

A.	Report of Management on Internal Control Over Financial Reporting

B.	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

C.	Report of Independent Registered Public Accounting Firm

D.	Consolidated Statements of Operations for the fiscal years ended June 30, 2012, 2011 and 2010

E.	Consolidated Balance Sheets as of June 30, 2012 and 2011

F.	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2012, 2011 and 2010

G.	Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2012, 2011 and 2010

H.	Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2012, 2011 and 2010

I.	Notes to Consolidated Financial Statements

2.	Supplementary Financial Data

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2012, 2011 and 2010

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008.		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation, incorporated above as Exhibit 3.1.		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company.		8-K	July 11, 2003	4.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
4.3	Indenture, dated as of May 16, 2007, between CACI International Inc and The Bank of New York, including the form of Note.		8-K	May 16, 2007	4.1

4.4	Registration Rights Agreement, dated as of May 16, 2007, among CACI International Inc and J.P. Morgan Securities Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Wachovia Capital Markets, LLC.		8-K	May 16, 2007	4.2

4.5	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and Morgan Stanley & Co. International plc, as amended May 11, 2007.		8-K	May 16, 2007	4.3

4.6	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Morgan Stanley & Co. International plc, as amended May 11, 2007.		8-K	May 16, 2007	4.4

4.7	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and J.P. Morgan Chase Bank, National Association, as amended May 11, 2007.		8-K	May 16, 2007	4.5

4.8	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and J.P. Morgan Chase Bank, National Association, as amended May 11, 2007.		8-K	May 16, 2007	4.6

4.9	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and Bank of America, N.A., as amended May 11, 2007.		8-K	May 16, 2007	4.7

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
4.10	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Bank of America, N.A., as amended May 11, 2007.		8-K	May 16, 2007	4.8

10.1	The 1996 Stock Incentive Plan of CACI International Inc.*		S-8	February 15, 2005	4.3

10.2	Form of Stock Option Agreement between CACI International Inc and certain employees.*		10-K	September 27, 2002	10.10

10.3	Form of Performance Accelerated Stock Option Agreement between CACI International Inc and certain employees.*		10-K	September 27, 2002	10.11

10.4	The 2002 Employee Stock Purchase Plan of CACI International Inc, as amended.*		Def 14A	October 7, 2009	Appendix A

10.5	Amended and Restated Management Stock Purchase Plan of CACI International Inc.*		10-K	August 27, 2008	10.5

10.6	Amended and Restated Director Stock Purchase Plan of CACI International Inc.*		10-K	August 25, 2010	10.6

10.7	Purchase Agreement, dated May 10, 2007, among CACI International Inc and J.P. Morgan Securities Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Wachovia Capital Markets, LLC.		8-K	May 16, 2007	10.1

10.8	Amended and Restated Employment Agreement dated July 1, 2007 between J.P. London and CACI International Inc.*		10-K	August 29, 2007	10.21

10.9	Employment Agreement dated July 1, 2007 between Paul M. Cofoni and CACI International Inc.*		10-K	August 29, 2007	10.22

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.10	Severance Compensation Agreement dated July 1, 2007 between William M. Fairl and CACI International Inc.*		10-K	August 29, 2007	10.24

10.11	Severance Compensation Agreement dated October 1, 2007 between Thomas A. Mutryn and CACI International Inc.*		S-1/A	October 9, 2007	10.25

10.12	Severance Compensation Agreement dated June 16, 2008 between Gregory R. Bradford and CACI International Inc.*		10-K	August 27, 2008	10.23

10.13	CACI International Inc 2006 Stock Incentive Plan, as amended and restated.*		Def 14A	October 7, 2009	Appendix B

10.14	Form of Performance Restricted Stock Unit Grant Agreement for Grantees Who are Grandfathered Executives.*		S-8	February 4, 2009	10.2

10.15	Form of Performance Restricted Stock Unit Grant Agreement for Grantees who are Not Eligible for Grandfathered Retirement.*		S-8	February 4, 2009	10.3

10.16	Form of Restricted Stock Unit Grant Agreement for Grantees Who are Grandfathered Executives.*		S-8	February 4, 2009	10.4

10.17	Form of Restricted Stock Unit Grant Agreement for Grantees Who are Not Eligible for Grandfathered Retirement.*		S-8	February 4, 2009	10.5

10.18	Form of Stock-Settled Stock Appreciation Rights Grant Agreement.*		S-8	February 4, 2009	10.6

10.19	Form of Non-Employee Director Restricted Stock Unit Grant Agreement.*		S-8	February 4, 2009	10.7

10.20	CACI International Inc Supplemental Executive Retirement Plan for Paul M. Cofoni, President and Chief Executive Officer.*		10-Q	February 5, 2009	10.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.21	Amendment to the CACI International Inc 2006 Stock Incentive Plan dated June 23, 2010.*		10-K	August 25, 2010	10.33
10.22	Amendment to the CACI International Inc Management Stock Purchase Plan dated June 23, 2010.*		10-K	August 25, 2010	10.34

10.23	Form of Indemnification Agreement between CACI International Inc and its directors and certain executive officers.		10-K	August 25, 2010	10.35

10.24	Credit Agreement by and among CACI International Inc as borrower; Bank of America, N.A. as administrative agent, swing line lender and L/C issuer; JP Morgan Chase Bank, N.A., as syndication agent; and each of the lenders named therein.*		10-Q	November 4, 2010	10.1

10.25	Form of Performance Restricted Stock Unit Grant Agreement between CACI International Inc and certain employees.*		10-Q	February 4, 2011	10.2

10.26	Form of Non-Employee Director Restricted Stock Unit Grant Agreement.*		10-Q	February 4, 2011	10.3

10.27	Form of Restricted Stock Unit Grant Agreement for Grantees enrolled in the Management Stock Purchase Plan of CACI International Inc.*		10-Q	February 4, 2011	10.4

10.28	Addendum to Employee Agreement and Severance Compensation Agreement dated December 3, 2010 between Randall C. Fuerst and CACI International Inc.*		10-Q	February 4, 2011	10.5

10.29	Form of CACI International Inc 2006 Stock Incentive Plan Restricted Stock Unit (RSU) Grant Agreement.*		10-Q	May 6, 2011	10.1

10.30	Form of Non-Employee Director Restricted Stock Unit Grant Agreement.*		10-K	August 29, 2011	10.30

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.31	Severance Compensation Agreement between CACI International Inc and Daniel D. Allen dated October 3, 2011.*		10-Q	November 7, 2011	10.1

10.32	Amendment dated November 18, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.*		8-K	November 22, 2011	10.3

10.33	Form of Restricted Stock Unit (RSU) Agreement under CACI International Inc Management Stock Purchase Plan.*		S-8	February 6, 2012	10.13

10.34	Form of Performance RSU Grant Agreement under CACI International Inc 2006 Stock Incentive Plan.*		S-8	February 6, 2012	10.14

10.35	Form of Stock Grant Agreement under CACI International Inc Director Stock Purchase Plan.*		S-8	February 6, 2012	10.15

10.36	Amended and Restated Director Stock Purchase Plan of CACI International Inc.*		10-Q	May 4, 2012	10.1

10.37	CACI International Inc Supplemental Executive Retirement Plan for Daniel D. Allen	X

10.38	Severance Compensation Agreement dated July 1, 2012 between John S. Mengucci and CACI International Inc.*	X

10.39	Confirmation from Bank of America, N.A. to CACI International Inc dated August 24, 2011, regarding Issuer Forward Repurchase Transaction.	X

10.40	Employment Agreement dated as of July 1, 2012 between Paul M. Cofoni and CACI International Inc.*	X

21.1	Significant Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

99.1	Certification of Chief Executive Officer pursuant to Regulation 303A.12(b) of the New York Stock Exchange.	X

101	The following materials from the CACI International Inc Annual Report on Form 10-K for the year ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the years ended June 30, 2012, 2011 and 2010, (ii) Consolidated Balance Sheets as of June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2012, 2011 and 2010, (iv) Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2012, 2011 and 2010, (v) Consolidated Statements of Comprehensive Income for the years ended June 30, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.**

*	Denotes a management contract, compensatory plan, or arrangement.
**	Submitted electronically herewith.

Report of Management on Internal Control Over Financial Reporting

August 28, 2012

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2012.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included herein and has reported on the Company’s internal control over financial reporting as of June 30, 2012.

/s/ DANIEL D. ALLEN	/s/ THOMAS A. MUTRYN
Daniel D. Allen	Thomas A. Mutryn
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

Board of Directors and Stockholders

CACI International Inc

We have audited CACI International Inc’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CACI International Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CACI International Inc maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CACI International Inc as of June 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended June 30, 2012 of CACI International Inc, and our report dated August 28, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 28, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CACI International Inc

We have audited the accompanying consolidated balance sheets of CACI International Inc as of June 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CACI International Inc at June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CACI International Inc’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 28, 2012

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Fiscal year ended June 30,
	2012	2011	2010
Revenue	$3,774,473	$3,577,780	$3,149,131

Costs of revenue:
Direct costs	2,598,890	2,528,660	2,207,574
Indirect costs and selling expenses	819,772	741,652	693,736
Depreciation and amortization	55,962	56,067	53,039

Total costs of revenue	3,474,624	3,326,379	2,954,349

Income from operations	299,849	251,401	194,782
Interest expense and other, net	24,101	23,144	26,353

Income before income taxes	275,748	228,257	168,429
Income taxes	107,537	83,105	61,171

Net income including portion attributable to noncontrolling interest in earnings of joint venture	168,211	145,152	107,258
Noncontrolling interest in earnings of joint venture	(757)	(934)	(743)

Net income attributable to CACI	$167,454	$144,218	$106,515

Basic earnings per share	$6.18	$4.76	$3.53

Diluted earnings per share	$5.96	$4.61	$3.47

Weighted-average basic shares outstanding	27,077	30,281	30,138

Weighted-average diluted shares outstanding	28,111	31,300	30,676

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$15,740	$164,817
Accounts receivable, net	628,842	573,042
Deferred income taxes	16,747	16,080
Prepaid expenses and other current assets	24,463	28,139

Total current assets	685,792	782,078
Goodwill	1,406,953	1,266,285
Intangible assets, net	114,816	108,102
Property and equipment, net	67,449	62,755
Supplemental retirement savings plan assets	77,371	66,880
Accounts receivable, long-term	9,942	8,657
Other long-term assets	30,553	25,374

Total assets	$2,392,876	$2,320,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$7,500
Accounts payable	149,549	98,893
Accrued compensation and benefits	180,871	173,586
Other accrued expenses and current liabilities	147,009	157,242

Total current liabilities	484,929	437,221
Long-term debt, net of current portion	531,961	402,437
Supplemental retirement savings plan obligations, net of current portion	73,176	64,868
Deferred income taxes	86,414	68,123
Other long-term liabilities	51,951	37,866

Total liabilities	1,228,431	1,010,515

Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 40,626 and 40,273 shares issued, respectively	4,062	4,027
Additional paid-in capital	525,121	504,156
Retained earnings	1,105,949	938,495
Accumulated other comprehensive loss	(7,834)	(3,115)
Treasury stock, at cost (15,988 and 10,077 shares, respectively)	(465,303)	(136,631)

Total CACI shareholders’ equity	1,161,995	1,306,932
Noncontrolling interest in joint venture	2,450	2,684

Total shareholders’ equity	1,164,445	1,309,616

Total liabilities and shareholders’ equity	$2,392,876	$2,320,131

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal year ended June 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$168,211	$145,152	$107,258
Reconciliation of net income including portion attributable to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	55,962	56,067	53,039
Non-cash interest expense	12,024	11,235	10,499
Amortization of deferred financing costs	2,237	2,785	2,356
Stock-based compensation expense	15,499	17,915	30,750
Deferred income tax expense (benefit)	10,653	7,587	(4,703)
Undistributed earnings of unconsolidated joint venture	(1,728)	(1,755)	—
Other	1,322	—	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(33,919)	(23,624)	(49,291)
Prepaid expenses and other assets	(11,064)	(18,391)	(11,628)
Accounts payable and other accrued expenses	41,879	(8,394)	49,910
Accrued compensation and benefits	(4,532)	13,085	9,423
Income taxes payable and receivable	930	8,590	3,288
Deferred rent	(2,878)	809	(145)
Supplemental retirement savings plan obligations and other long-term liabilities	12,092	14,903	8,588

Net cash provided by operating activities	266,688	225,964	209,344

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(18,284)	(14,388)	(22,503)
Cash paid for business acquisitions, net of cash acquired	(185,926)	(129,689)	(87,943)
Investment in unconsolidated joint venture, net	—	(5,964)	(2,428)
Other	(158)	798	(3)

Net cash used in investing activities	(204,368)	(149,243)	(112,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities, net of financing costs	1,093,751	343,978	—
Payments made under bank credit facilities	(977,500)	(482,403)	(53,600)
Payment of contingent consideration	(21,611)	(3,345)	—
Proceeds from employee stock purchase plans	4,095	4,116	4,501
Proceeds from exercise of stock options	7,466	22,077	5,589
Repurchases of common stock	(316,563)	(53,647)	(3,496)
Other	(584)	1,546	(7)

Net cash used in financing activities	(210,946)	(167,678)	(47,013)

Effect of exchange rate changes on cash and cash equivalents	(451)	1,231	(3,399)

Net (decrease) increase in cash and cash equivalents	(149,077)	(89,726)	46,055
Cash and cash equivalents, beginning of year	164,817	254,543	208,488

Cash and cash equivalents, end of year	$15,740	$164,817	$254,543

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds	$94,994	$65,875	$66,713

Cash paid for interest	$12,447	$10,709	$13,694

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	$5,010	$2,853	$16,815

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total CACI Shareholders’ Equity	Noncontrolling Interest in Joint Venture	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE, June 30, 2009	—	$—	39,091	$3,909	$425,993	$687,762	$(3,248)	9,118	$(86,683)	$1,027,733	1,875	$1,029,608
Net income attributable to CACI	—	—	—	—	—	106,515	—	—	—	106,515	—	106,515
Noncontrolling interest in earnings of joint venture	—	—	—	—	—	—	—	—	—	—	743	743
Stock-based compensation expense	—	—	—	—	30,750	—	—	—	—	30,750	—	30,750
Exercise of stock options and vesting of restricted stock units	—	—	275	28	4,554	—	—	—	—	4,582	—	4,582
Adjustment for unrecognized tax benefit	—	—	—	—	7,775	—	—	—	—	7,775	—	7,775
Currency translation adjustment	—	—	—	—	—	—	(7,751)	—	—	(7,751)	—	(7,751)
Change in fair value of interest rate swap agreements, net	—	—	—	—	—	—	1,045	—	—	1,045	—	1,045
Repurchases of common stock	—	—	—	—	—	—	—	75	(3,496)	(3,496)	—	(3,496)
Treasury stock issued under stock purchase plans	—	—	—	—	(113)	—	—	(76)	3,526	3,413	—	3,413
Post-retirement benefit costs	—	—	—	—	—	—	147	—	—	147	—	147
Net distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(176)	(176)

BALANCE, June 30, 2010	—	—	39,366	3,937	468,959	794,277	(9,807)	9,117	(86,653)	1,170,713	2,442	1,173,155
Net income attributable to CACI	—	—	—	—	—	144,218	—	—	—	144,218	—	144,218
Noncontrolling interest in earnings of joint venture	—	—	—	—	—	—	—	—	—	—	934	934
Stock-based compensation expense	—	—	—	—	17,915	—	—	—	—	17,915	—	17,915
Exercise of stock options and vesting of restricted stock units	—	—	907	90	16,773	—	—	—	—	16,863	—	16,863
Adjustment for unrecognized tax benefit	—	—	—	—	335	—	—	—	—	335	—	335
Currency translation adjustment	—	—	—	—	—	—	6,716	—	—	6,716	—	6,716
Repurchases of common stock	—	—	—	—	—	—	—	1,041	(53,647)	(53,647)	—	(53,647)
Treasury stock issued under stock purchase plans	—	—	—	—	174	—	—	(81)	3,669	3,843	—	3,843
Post-retirement benefit costs	—	—	—	—	—	—	(24)	—	—	(24)	—	(24)
Net distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(692)	(692)

BALANCE, June 30, 2011	—	—	40,273	4,027	504,156	938,495	(3,115)	10,077	(136,631)	1,306,932	2,684	1,309,616
Net income attributable to CACI	—	—	—	—	—	167,454	—	—	—	167,454	—	167,454
Noncontrolling interest in earnings of joint venture	—	—	—	—	—	—	—	—	—	—	757	757
Stock-based compensation expense	—	—	—	—	15,499	—	—	—	—	15,499	—	15,499
Exercise of stock options and vesting of restricted stock units	—	—	353	35	1,170	—	—	—	—	1,205	—	1,205
Currency translation adjustment	—	—	—	—	—	—	(3,105)	—	—	(3,105)	—	(3,105)
Change in fair value of interest rate swap agreements, net	—	—	—	—	—	—	(1,332)	—	—	(1,332)	—	(1,332)
Repurchases of common stock	—	—	—	—	—	—	—	6,000	(328,890)	(328,890)	—	(328,890)
Treasury stock issued under stock purchase plans	—	—	—	—	4,296	—	—	(89)	218	4,514	—	4,514
Post-retirement benefit costs	—	—	—	—	—	—	(282)	—	—	(282)	—	(282)
Net distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(991)	(991)

BALANCE, June 30, 2012	—	$—	40,626	$4,062	$525,121	$1,105,949	$(7,834)	15,988	$(465,303)	$1,161,995	$2,450	$1,164,445

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Fiscal year ended June 30,
	2012	2011	2010
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$168,211	$145,152	$107,258
Change in foreign currency translation adjustment	(3,105)	6,716	(7,751)
Effect of changes in actuarial assumptions and recognition of prior service cost	(282)	(24)	147
Change in fair value of interest rate swap agreements	(1,332)	—	1,045

Comprehensive income	$163,492	$151,844	$100,699

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Business Activities

CACI International Inc, along with its wholly-owned subsidiaries and joint ventures that are more than 50 percent owned or otherwise controlled by it (collectively, the Company), is an international information solutions and services provider to its clients, primarily the U.S. government. Other customers include state and local governments, commercial enterprises and agencies of foreign governments.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s U.S. government contracts (94.5 percent of total revenue in the year ended June 30, 2012) are subject to subsequent government audit of direct and indirect costs. Incurred cost audits have been completed through June 30, 2005. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet started or completed.

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or fewer on their trade date to be cash equivalents. The Company classifies investments with an original maturity of more than three months but fewer than twelve months on their trade date as short-term marketable securities.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually or if impairment indicators are present. The evaluation includes comparing the fair value of the relevant reporting unit to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. Impairment is measured by comparing the derived fair value of the goodwill to its carrying value.

The Company has two reporting units—domestic operations and international operations. Its reporting units are the same as its operating segments. Approximately 94 percent of the Company’s goodwill is attributable to its domestic operations. The Company estimates the fair value of its reporting units using both an income approach and a market approach. The valuation process considers management’s estimates of the future operating performance of each reporting unit. Companies in similar industries are researched and analyzed and management considers the domestic and international economic and financial market conditions, both in general and specific to the industry in which the Company operates, prevailing as of the valuation date. The income approach utilizes discounted cash flows. The Company calculates a weighted average cost of capital for each reporting unit in order to estimate the discounted cash flows. The Company performs its annual testing for impairment of goodwill and other indefinite life intangible assets as of June 30 of each year. The fair value of each of the Company’s reporting units as of June 30, 2012 exceeded its carrying value.

Long-Lived Assets (Excluding Goodwill)

Long-lived assets such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Property and equipment is recorded at cost. Depreciation of equipment and furniture has been provided over the estimated useful life of the respective assets (ranging from three to eight years) using the straight-line method. Leasehold improvements are generally amortized using the straight-line method over the remaining lease term or the useful life of the improvements, whichever is shorter. Repairs and maintenance costs are expensed as incurred. Separately identifiable intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. The Company believes that the carrying values of its long-lived assets as of June 30, 2012 and 2011 are fully realizable.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Income Taxes

Income taxes are accounted for using the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities, and their respective tax bases, and operating loss and tax credit carry forwards. The Company accounts for tax contingencies in accordance with updates made to ASC 740-10-25, Income Taxes – Recognition. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. Estimates of the realizability of deferred tax assets are based on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Any interest or penalties incurred in connection with income taxes are recorded as part of income tax expense for financial reporting purposes.

Costs of Acquisitions

Costs associated with legal, financial and other professional advisors related to acquisitions, whether successful or unsuccessful, are expensed as incurred.

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

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive, including stock options and stock settled stock appreciation rights

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(SSARs) with an exercise price greater than the average market price of the Company’s common stock. Using the treasury stock method, diluted earnings per share includes the incremental effect of SSARs, stock options, restricted shares, and those restricted stock unit (RSUs) that are no longer subject to a market or performance condition. When applicable, diluted earnings per share reflects the dilutive effects of shares issuable under the Company’s $300.0 million of 2.125 percent convertible senior subordinated notes that were issued on May 16, 2007 and mature on May 1, 2014 (the Notes), and warrants to issue 5.5 million shares of CACI common stock at an exercise price of $68.31 per share that were issued in May 2007. Information about the weighted-average number of basic and diluted shares is presented in Note 23.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.

The fair value of the Company’s debt under its bank credit facility approximates its carrying value at June 30, 2012. The fair value of the Company’s debt under its bank credit facility was estimated using market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities. The fair value of the Notes is based on quoted market prices using Level 1 inputs (see Notes 13 and 22).

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

As of June 30, 2012 and 2011, accumulated other comprehensive loss included a loss of $5.5 million and $2.4 million, respectively, related to foreign currency translation adjustments and a loss of $1.0 million and $0.7 million, respectively, related to unrecognized post-retirement medical plan costs. Accumulated other comprehensive loss as of June 30, 2012 also included $1.3 million of losses related to the fair value of its interest rate swaps agreements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expenses during the reported periods. The significant management estimates include estimated costs to complete fixed-price contracts, estimated award fees for contracts accounted for under ASC 605-35, amortization periods for long-lived intangible assets, recoverability of long-lived assets, reserves for accounts receivable, reserves for contract related matters, reserves for unrecognized tax benefits, and loss contingencies. Actual results could differ from these estimates.

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

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05) which amends ASC Topic 220, Comprehensive Income. This accounting update requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for the Company beginning July 1, 2012. The adoption of ASU 2011-05 will impact disclosures only and will not impact the Company’s financial position or results of operations.

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

NOTE 4. ACQUISITIONS

Year Ended June 30, 2012

During the year ended June 30, 2012, the Company completed acquisitions of five businesses that have added to the Company’s portfolio of cyber security and information technology modernization solutions, three in the United States and two in Europe, as follows:

•

On July 1, 2011, the acquisition of 100 percent of Pangia Technologies, LLC (Pangia), a United States-based company that provides technical solutions in the areas of computer network operations, information assurance, mission systems, software and systems engineering, and IT infrastructure support to the US government;

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

On September 1, 2011, the acquisition of 100 percent of Paradigm Holdings, Inc., the parent of Paradigm Solutions Corporation (Paradigm), a United States-based company that provides cybersecurity and enterprise IT solutions to clients in federal civilian agencies, the Department of Defense, and the Intelligence Community;

•	On October 3, 2011, the acquisition of 100 percent of Advanced Programs Group, LLC (APG), a United States-based company that provides Oracle e-Business Services in the Federal market;

•

On February 1, 2012, the acquisition of 100 percent of Tomorrow Communications Ltd (TCL), a United Kingdom company specializing in the design, implementation and on-going management and support of data networks operated by large commercial companies; and

•

On May 25, 2012, the acquisition of 100 percent of PSB Informatiesystemen BV (PSB), a Dutch company that sells and maintains its proprietary ‘OSIRIS’ student administration system used throughout the Dutch higher education sector.

The combined initial purchase consideration paid to acquire these five businesses was approximately $187.1 million, of which $10.0 million was deposited into escrow accounts pending final determination of the net worth of the assets acquired and to secure the sellers’ indemnification obligations for the United States-based acquisitions and approximately $2.4 million was retained by the Company to secure the European-based sellers’ indemnification obligations (collectively, Indemnification Amounts). Remaining Indemnification Amounts, if any, at the end of the indemnification periods will be distributed to the sellers. All remaining Indemnification Amounts, if any, are expected to be distributed to the sellers by May 2014.

Subsequent to the dates of the acquisitions, the Company and the sellers of each company agreed on the net worth of the assets acquired in each acquisition and, as a result, the Company paid an additional $6.1 million of purchase consideration. In addition, the Company may be required to pay to the sellers of TCL additional consideration of up to approximately $6.2 million based upon events to occur in the first year subsequent to the acquisition date. The acquisition date fair value of the contingent consideration was $5.9 million.

The Company has completed its detailed valuations of the assets acquired and liabilities assumed. Based on the Company’s valuations, the total consideration of $199.1 million has been allocated to assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed, as follows (in thousands):

Cash	$8,136
Accounts receivable	20,856
Prepaid expenses and other current assets	7,374
Property and equipment	617
Customer contracts, customer relationships, non-compete agreements	43,166
Goodwill	142,163
Other assets	51
Accounts payable	(3,482)
Accrued expenses and other current liabilities	(11,626)
Long-term deferred taxes	(8,202)

Total consideration paid	$199,053

The value attributed to customer contracts, customer relationships and non-compete agreements is being amortized on an accelerated basis over periods ranging from four to 15 years. The weighted average amortization period is 10 years.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended June 30, 2012, these five businesses generated $89.6 million of revenue from the dates of acquisition through the Company’s fiscal year end.

Year Ended June 30, 2011

During the year ended June 30, 2011, the Company completed acquisitions of three businesses, two in the United States and one in the United Kingdom. The total consideration recorded to acquire these three businesses, including the amounts paid at closing, and additional payments made subsequent to closing based on the final agreed net worth of the assets acquired in each acquisition, was approximately $134.6 million. The Company recognized fair values of the assets acquired and liabilities assumed and allocated $98.8 million to goodwill and $37.9 million to other intangible assets, primarily customer relationships, with the balance allocated to net tangible assets and liabilities assumed. These fair values represent management’s calculations of the fair values as of the acquisition dates and are based on analysis of supporting information.

Year Ended June 30, 2010

During the year ended June 30, 2010, the Company completed acquisitions of three businesses, two in the United States and one in the United Kingdom. The total consideration recorded to acquire these three businesses, including the amounts paid at closing, additional payments made subsequent to closing based on the final agreed net worth of the assets acquired in each acquisition, and the fair value at the date of each acquisition attributable to contingent consideration which may have been paid to the sellers of each acquisition based on events to occur in the first two years subsequent to each acquisition date, was approximately $129.1 million. The Company recognized fair values of the assets acquired and liabilities assumed and allocated $83.0 million to goodwill and $48.2 million to other intangible assets, primarily customer relationships and acquired technologies, with the balance allocated to net tangible assets and liabilities assumed. These fair values represented management’s calculations of the fair values as of the acquisition dates and were based on analysis of supporting information.

The maximum contingent consideration that could have been paid in connection of all three acquisitions was $49.0 million, and the combined acquisition date fair value was $35.8 million. During the years ended June 30, 2012 and 2011, $20.3 million and $3.3 million, respectively, of contingent consideration was earned and paid in connection with these acquisitions. No further consideration will be paid for these acquisitions. See Note 22 for additional information.

NOTE 5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (cost approximates fair value) (in thousands):

	June 30,
	2012	2011
Cash	$12,815	$163,788
Money market funds	2,925	1,029

Total cash and cash equivalents	$15,740	$164,817

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. ACCOUNTS RECEIVABLE

Total accounts receivable, net of allowance for doubtful accounts of $3.6 million and $3.7 million at June 30, 2012 and 2011, respectively, consisted of the following (in thousands):

	June 30,
	2012	2011
Billed receivables	$481,268	$452,533
Billable receivables at end of period	84,243	66,587
Unbilled receivables pending receipt of contractual documents authorizing billing	63,331	53,922

Total accounts receivable, current	628,842	573,042
Unbilled receivables, retainages and fee withholdings expected to be billed beyond the next 12 months	9,942	8,657

Total accounts receivable	$638,784	$581,699

NOTE 7. GOODWILL

For the year ended June 30, 2012, goodwill increased $140.7 million, consisting of $142.2 million attributable to current year acquisitions (see Note 4) and $0.9 million attributable to an acquisition made during the year ended June 30, 2009, offset by a $2.4 million foreign currency translation adjustment. Of the $140.7 million net change, $125.7 million related to the Company’s domestic operations and $15.0 million related to the Company’s international operations. Many of the acquisitions completed by the Company are structured in a manner whereby goodwill is deductible for income tax purposes. As of June 30, 2012, the Company had $520.5 million of goodwill which is deductible for income tax purposes, of which $88.3 million related to acquisitions completed in the year ended June 30, 2012.

NOTE 8. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30,
	2012	2011
Customer contracts and related customer relationships	$331,548	$291,174
Acquired technologies	27,177	27,177
Covenants not to compete	3,401	3,070
Other	1,639	1,637

Intangible assets	363,765	323,058
Less accumulated amortization	(248,949)	(214,956)

Total intangible assets, net	$114,816	$108,102

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 120 months. The weighted-average period of amortization for customer contracts and related customer relationships as of June 30, 2012 is 8.7 years, and the weighted-average remaining period of amortization is 7.3 years. The weighted-average period of amortization for acquired technologies as of June 30, 2012 is 6.7 years, and the weighted-average remaining period of amortization is 5.7 years.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense for the years ended June 30, 2012, 2011 and 2010 was $35.1 million, $38.8 million, and $37.2 million, respectively. Accumulated amortization as of June 30, 2012 for customer contracts and related customer relationships and for acquired technologies was $227.4 million and $18.0 million, respectively. Expected amortization expense for each of the fiscal years through June 30, 2017 and for periods thereafter is as follows (in thousands):

Amount
Year ending June 30, 2013	$28,561
Year ending June 30, 2014	23,539
Year ending June 30, 2015	18,121
Year ending June 30, 2016	13,377
Year ending June 30, 2017	11,378
Thereafter	19,840

Total intangible assets, net	$114,816

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,
	2012	2011
Equipment and furniture	$82,367	$76,233
Leasehold improvements	66,572	57,889

Property and equipment, at cost	148,939	134,122
Less accumulated depreciation and amortization	(81,490)	(71,367)

Total property and equipment, net	$67,449	$62,755

Depreciation expense, including amortization of leasehold improvements, was $19.1 million, $16.6 million and $13.9 million for the years ended June 30, 2012, 2011 and 2010, respectively.

NOTE 10. CAPITALIZED EXTERNAL SOFTWARE DEVELOPMENT COSTS

A summary of changes in capitalized external software development costs, including costs capitalized and amortized during each of the years in the three-year period ended June 30, 2012, is as follows (in thousands):

	Year ended June 30,
	2012	2011	2010
Capitalized software development costs, beginning of year	$4,049	$1,315	$2,001
Costs capitalized	4,216	3,358	1,230
Amortization	(1,817)	(624)	(1,916)

Capitalized software development costs, end of year	$6,448	$4,049	$1,315

Capitalized software development costs are presented within other current assets and other long-term assets in the accompanying consolidated balance sheets.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following (in thousands):

	June 30,
	2012	2011
Accrued salaries and withholdings	$102,345	$102,116
Accrued leave	66,362	60,437
Accrued fringe benefits	12,164	11,033

Total accrued compensation and benefits	$180,871	$173,586

NOTE 12. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following (in thousands):

	June 30,
	2012	2011
Vendor obligations	$100,914	$84,434
Deferred revenue	28,358	34,127
Deferred acquisition consideration	4,385	24,779
Other	13,352	13,902

Total other accrued expenses and current liabilities	$147,009	$157,242

The deferred acquisition consideration of $4.4 million as of June 30, 2012 includes $3.1 million of contingent consideration associated with the TCL acquisition in the U.K. (see Note 4) and $1.3 million related to amounts retained by the Company to secure the Seller’s indemnification obligations in connection with two past U.K. acquisitions.

NOTE 13. LONG TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,
	2012	2011
Convertible notes payable	$300,000	$300,000
Bank credit facility – term loans	138,750	146,250
Bank credit facility – revolver loans	125,000	—

Principal amount of long-term debt	563,750	446,250
Less unamortized discount	(24,289)	(36,313)

Total long-term debt	539,461	409,937
Less current portion	(7,500)	(7,500)

Long-term debt, net of current portion	$531,961	$402,437

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $600.0 million. As of June 30, 2012, the Company had $125.0 million outstanding under the Revolving Facility, no borrowings on the swing line and no outstanding letters of credit. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

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

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon the Company’s consolidated total leverage ratio. As of June 30, 2012, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 1.74 percent.

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

The Company capitalized $7.3 million of debt issuance costs associated with the origination and amendment of the Credit Facility. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. The unamortized balance of $5.0 million at June 30, 2012 is included in other assets.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of June 30, 2012, none of the conditions permitting conversion of the Notes had been satisfied.

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

	Year Ended June 30,
	2012	2011	2010
Coupon interest	$6,375	$6,375	$6,375
Non-cash amortization of discount	12,024	11,235	10,499
Amortization of issuance costs	820	820	820

Total	$19,219	$18,430	$17,694

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The balance of the unamortized discount as of June 30, 2012 and 2011, was $24.3 million and $36.3 million, respectively. The discount will continue to be amortized as additional, non-cash interest expense over the remaining term of the Notes (through May 1, 2014) using the effective interest method as follows (in thousands):

Fiscal year ending June 30,	Amount Amortized During Period
2013	$12,868
2014	11,421

$24,289

The fair value of the Notes as of June 30, 2012 was $342.4 million based on quoted market values.

The contingently issuable shares that may result from the conversion of the Notes were included in CACI’s diluted share count for the fiscal years ended June 30, 2012 and 2011 because CACI’s average stock price during the third quarter of the year ended June 30, 2012 and the third and fourth quarters of the year ended June 30, 2011 was above the conversion price of $54.65 per share. The contingently issuable shares were not included in CACI’s diluted share count for the year ended June 30, 2010 because CACI’s average stock price during each three month period in that year was below the conversion price. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs attributable to the embedded conversion option was recorded in additional paid-in capital. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Flow Hedges

The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations. On April 5, 2012, the Company entered into two floating-to-fixed interest rate swap agreements for an aggregate notional amount of $100.0 million ($50.0 million for each agreement) related to a portion of the Company’s floating rate indebtedness. The agreements are effective beginning July 1, 2013 and mature July 1, 2017. The Company designated the interest rate swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these swaps are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense.

In 2007, the Company entered into two interest rate swap agreements and in 2008, the Company entered into an interest rate cap agreement. Both agreements qualified as effective hedges and both expired during the Company’s fiscal year ended June 30, 2010. The Company does not hold or issue derivative financial instruments for trading purposes.

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the years ended June 30, 2012, 2011 and 2010 is as follows (in thousands):

	Interest Rate Swaps
	2012	2011	2010
(Loss) gain recognized in other comprehensive income	$(1,332)	$—	$1,045

Loss reclassified to earnings from accumulated other comprehensive loss	$—	$—	$(1,817)

The aggregate maturities of long-term debt at June 30, 2012 are as follows (in thousands):

Year ending June 30,
2013	$7,500
2014	307,500
2015	7,500
2016	13,125
2017	228,125

Principal amount of long-term debt	563,750
Less unamortized discount	(24,289)

Total long-term debt	$539,461

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. LEASES

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire over the next 10 years. Future minimum lease payments due under non-cancelable leases as of June 30, 2012, are as follows (in thousands):

Year ending June 30:
2013	$41,316
2014	38,567
2015	36,623
2016	29,527
2017	23,885
Thereafter	65,868

Total minimum lease payments	$235,786

The minimum lease payments above are shown net of sublease rental income of $0.2 million scheduled to be received over the next 31 months under non-cancelable sublease agreements.

Rent expense incurred under operating leases for the years ended June 30, 2012, 2011, and 2010 totaled $46.4 million, $45.9 million, and $43.0 million, respectively.

NOTE 15. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2012	2011
Deferred rent, net of current portion	28,113	25,983
Reserve for unrecognized tax benefits	6,245	5,095
Deferred revenue	5,533	119
Deferred acquisition and contingent consideration	4,760	526
Accrued post-retirement obligations	4,143	3,447
Interest rate swap agreements	2,196	—
Other	961	2,696

Total other long-term liabilities	$51,951	$37,866

Deferred rent liabilities result from recording rent expense and incentives for tenant improvements on a straight-line basis over the life of the respective lease.

The deferred acquisition and contingent consideration of $4.8 million at June 30, 2012 is related to acquisitions made by the Company during the years ended June 30, 2012 and 2011 and consists of $3.0 million of contingent consideration and $1.8 million related to amounts retained by the Company to secure the seller’s indemnification obligations in connection with two U.K. acquisitions.

Accrued post-retirement obligations include projected liabilities for benefits the Company is obligated to provide under a long-term care, a group health, and an executive life insurance plan, each of which is unfunded. Plan benefits are provided to certain current and former executives, their dependents and other eligible

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employees, as defined. The post-retirement obligations also include accrued benefits under supplemental retirement benefit plans covering certain executives. The costs under these plans were $0.4 million during the year ended June 30, 2012.

On April 15, 2012, the Company entered into two floating-to-fixed interest rate swap agreements related to a portion of the Company’s floating rate indebtedness (see Note 13). The fair value of the swap agreements as of June 30, 2012 is a liability of $2.2 million.

NOTE 16. BUSINESS SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide information solutions and services to its customers. Its customers are primarily U.S. federal government agencies. The Company does not measure revenue or profit by its major service offerings, either for internal management or external financial reporting purposes, as it would be impractical to do so. In many cases more than one offering is provided under a single contract, to a single customer, or by a single employee or group of employees, and segregating the costs of the service offerings in situations for which it is not required would be difficult and costly. The Company also serves customers in the commercial and state and local governments sectors and, from time to time, serves agencies of foreign governments. The Company places employees in locations around the world in support of its clients. International operations offer services to both commercial and non-U.S. government customers primarily through the Company’s knowledge management solutions, business systems solutions, and enterprise IT solutions lines of business. The Company evaluates the performance of its operating segments based on net income attributable to CACI. Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Domestic Operations	International Operations	Total
	(in thousands)
Year Ended June 30, 2012
Revenue from external customers	$3,659,367	$115,106	$3,774,473
Net income attributable to CACI	159,421	8,033	167,454
Net assets	1,061,360	103,085	1,164,445
Goodwill	1,325,814	81,139	1,406,953
Total long-term assets	1,605,380	101,704	1,707,084
Total assets	2,238,134	154,742	2,392,876
Capital expenditures	16,613	1,671	18,284
Depreciation and amortization	52,865	3,097	55,962

Year Ended June 30, 2011
Revenue from external customers	$3,459,715	$118,065	$3,577,780
Net income attributable to CACI	135,158	9,060	144,218
Net assets	1,211,517	98,099	1,309,616
Goodwill	1,200,091	66,194	1,266,285
Total long-term assets	1,457,505	80,548	1,538,053
Total assets	2,176,380	143,751	2,320,131
Capital expenditures	13,264	1,124	14,388
Depreciation and amortization	53,179	2,888	56,067

Year Ended June 30, 2010
Revenue from external customers	$3,032,341	$116,790	$3,149,131
Net income attributable to CACI	98,649	7,866	106,515
Net assets	1,090,795	82,360	1,173,155
Goodwill	1,105,055	56,806	1,161,861
Total long-term assets	1,333,876	70,144	1,404,020
Total assets	2,122,510	122,256	2,244,766
Capital expenditures	20,954	1,549	22,503
Depreciation and amortization	50,095	2,944	53,039

Interest income and interest expense are not presented above as the amounts attributable to the Company’s international operations are insignificant.

Customer Information

The Company earned 94.5 percent, 94.9 percent and 94.8 percent of its revenue from various agencies and departments of the U.S. government for the years ended June 30, 2012, 2011 and 2010, respectively. Revenue by customer sector was as follows (dollars in thousands):

	Year ended June 30,
	2012	%	2011	%	2010	%
Department of Defense	$2,944,924	78.0%	$2,858,721	79.9%	$2,450,463	77.8%
Federal civilian agencies	620,870	16.5	537,687	15.0	535,467	17.0
Commercial and other	193,840	5.1	166,966	4.7	146,839	4.7
State and local governments	14,839	0.4	14,406	0.4	16,362	0.5

Total revenue	$3,774,473	100.0%	$3,577,780	100.0%	$3,149,131	100.0%

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Information

Revenue and net assets are attributed to geographic areas based on the location of the reportable segment’s management and are disclosed above.

NOTE 17. INVESTMENTS IN JOINT VENTURES

AC FIRST LLC

In July 2009, the Company entered into a joint venture with AECOM Government Services, Inc. (AGS), a division of AECOM Technology Corporation, called AC FIRST LLC (AC FIRST). The companies partnered in the venture to jointly pursue work under a U.S. Army contract. The Company owns 49 percent of AC FIRST and AGS owns 51 percent. The Company accounts for its interest in AC FIRST using the equity method of accounting. The Company’s investment in AC FIRST as of June 30, 2012 and 2011 was $11.9 million and $10.1 million, respectively, and is included in other long-term assets on the Company’s consolidated balance sheets. The Company’s maximum exposure to loss cannot be determined as any losses incurred by AC FIRST would be allocated to each partner based on the joint venture agreement, however, AC FIRST has not experienced any losses to date. During the years ended June 30, 2012 and 2011, the Company’s share of the net income of AC FIRST was $1.7 million and $1.8 million, respectively. These amounts are included in interest expense and other, net on the accompanying consolidated statements of operations. The Company has determined that the primary beneficiary of AC FIRST is AGS as AGS owns the majority of AC FIRST and controls its operations. The Company made no contributions in cash to AC FIRST during the year ended June 30, 2012.

eVenture Technologies LLC

eVenture Technologies LLC (eVentures) is a joint venture between the Company and ActioNet, Inc. (ActioNet), and is the entity through which work is being performed on a contract awarded in January 2007 by the United States Navy. The Company owns 60 percent of eVentures and ActioNet owns the remaining 40 percent. eVentures was funded through capital contributions made by the Company and by ActioNet. As the Company owns and controls more than 50 percent of eVentures, the Company’s results include those of eVentures. ActioNet’s share of eVentures’ assets, liabilities, results of operations, and cash flows have been accounted for as a noncontrolling interest.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In December 2010, the Defense Contract Management Agency (DCMA) issued a letter to the Company with its determination that the Company improperly allocated certain legal costs incurred in connection with the Iraq investigations described above. The Company does not agree with the DCMA’s findings and, on March 9, 2011, filed a Notice of Appeal in the Armed Services Board of Contract Appeals. The Company’s appeal is pending. The Company has not accrued any liability for this matter, as based on its present knowledge of the facts, it does not believe an unfavorable outcome on the matter of allocability is probable.

On March 26, 2012, the Company received a subpoena from the Defense Criminal Investigative Service seeking documents related to one of the Company’s contracts for the period of January 1, 2007 through March 26, 2012. The Company is providing documents responsive to the subpoena and cooperating fully with the government’s investigation. The Company has accrued its current best estimate of the potential outcome within its estimated range of $0.8 million to $1.8 million.

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

NOTE 19. INCOME TAXES

The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

	Year ended June 30,
	2012	2011	2010
Domestic	$263,790	$215,200	$156,024
Foreign	11,201	12,123	11,662

Income before income taxes	$274,991	$227,323	$167,686

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income tax expense are as follows (in thousands):

	Year ended June 30,
	2012	2011	2010
Current:
Federal	$76,874	$59,095	$51,572
State and local	16,678	13,578	11,155
Foreign	3,332	2,845	3,147

Total current	96,884	75,518	65,874

Deferred:
Federal	9,000	6,175	(4,082)
State and local	1,458	1,194	(820)
Foreign	195	218	199

Total deferred	10,653	7,587	(4,703)

Total income tax expense	$107,537	$83,105	$61,171

Income tax expense differs from the amounts computed by applying the statutory U.S. income tax rate of 35 percent as a result of the following (in thousands):

	Year ended June 30,
	2012	2011	2010
Expected tax expense computed at federal rate	$96,247	$79,563	$58,690
State and local taxes, net of federal benefit	11,788	9,602	6,759
Nondeductible (nonincludible) items	2,065	(1,965)	(861)
Incremental effect of foreign tax rates	(1,026)	(914)	(830)
Other	(1,537)	(3,181)	(2,587)

Total income tax expense	$107,537	$83,105	$61,171

The tax effects of temporary differences that give rise to deferred taxes are presented below (in thousands):

	June 30,
	2012	2011
Deferred tax assets:
Deferred compensation and post-retirement obligations	$31,880	$27,977
Reserves and accruals	28,289	29,945
Stock-based compensation	26,682	28,768
Deferred rent	3,130	2,929
Original issue discount related to the Notes	486	883
Other	4,217	1,323

Total deferred tax assets	94,684	91,825

Deferred tax liabilities:
Goodwill and other intangible assets	(143,616)	(121,842)
Unbilled revenue	(9,448)	(11,758)
Prepaid expenses	(4,313)	(4,011)
Other	(6,974)	(6,257)

Total deferred tax liabilities	(164,351)	(143,868)

Net deferred tax liability	$(69,667)	$(52,043)

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s consolidated federal income tax returns through June 30, 2008 are no longer subject to audit. The Company is currently under examination by three state jurisdictions and one foreign jurisdiction for years ended June 30, 2003 through June 30, 2009. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

During the years ended June 30, 2012 and June 30, 2011, the Company’s income tax expense was favorably impacted by non-taxable gains on assets invested in corporate-owned life insurance (COLI) policies, tax benefits related to deductions claimed for income from domestic production activities and interest earned from refunds due on prior year tax returns.

In connection with the issuance of the Notes referred to in Note 13, there was original issue discount (OID) created for income tax purposes. Over the term of the Notes, this OID will generate additional interest expense for income tax reporting purposes.

U.S. income taxes have not been provided for with respect to undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. As of June 30, 2012, the estimated deferred liability associated with these undistributed earnings is approximately $6.7 million.

The Company’s total liability for unrecognized tax benefits as of June 30, 2012, 2011 and 2010 was $7.0 million, $5.9 million and $5.2 million, respectively. Of the $7.0 million unrecognized tax benefit at June 30, 2012, $2.4 million, if recognized, would impact the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized benefits is shown in the table below (in thousands):

	Year ended June 30,
	2012	2011	2010
Beginning of year	$5,897	$5,189	$11,945
Additions based on current year tax positions	1,181	2,711	1,323
Reductions based on prior year tax positions	—	(2,003)	(7,332)
Lapse of statute of limitations	(65)	—	(630)
Settlements with taxing authorities	—	—	(117)

End of year	$7,013	$5,897	$5,189

The Company recognizes net interest and penalties as a component of income tax expense. During the years ended June 30, 2012 and 2011, the Company’s income tax expense was reduced by $0.3 million and $0.2 million, respectively, related to interest earned in connection with amended returns and carryback claims filed by the Company related to prior years. Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at June 30, 2012. As of June 30, 2012, $6.2 million of the unrecognized tax benefits are included in other long-term liabilities, with the remainder included in other balance sheet accounts.

NOTE 20. RETIREMENT SAVINGS PLANS

401(k) Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, the CACI $MART Plan (the 401(k) Plan). Employees can contribute up to 75 percent (subject to certain statutory limitations) of their total cash compensation. The Company provides matching contributions equal to 50 percent

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the amount of salary deferral employees elect, up to 6 percent of each employee’s total calendar year cash compensation, as defined. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. Employee contributions vest immediately. Employer contributions vest in full after three years of employment. Total Company contributions to the 401(k) Plan for the years ended June 30, 2012, 2011, and 2010 were $26.1 million, $21.6 million, and $17.4 million, respectively. During the year ended June 30, 2010, the Company amended the 401(k) Plan to provide that non-vested balances are forfeited upon the earlier of a distribution being taken or on December 31 of the year the participant terminated employment at the Company. Previously, non-vested balances were forfeited upon the earlier of a distribution being taken or on December 31 following a five year break in service. This change increased the amount of forfeitures available to offset Company contributions during the year ended June 30, 2010.

U.K. Defined Contribution Plan

The Company maintains a defined contribution plan in the U.K. Under the plan, employees can elect the amount of pension contributions that they wish to make out of their flexible benefit entitlements subject to certain U.K. tax limits. The contributions are deemed to be company contributions and vest immediately. Employees may also elect to make personal contributions into the plan. Contributions to this plan and its predecessor plans for the years ended June 30, 2012, 2011, and 2010 were $1.8 million, $1.5 million, and $1.5 million, respectively.

Supplemental Savings Plan

The Company maintains the Supplemental Savings Plan through which, on a calendar year basis, officers at the director level and above can elect to defer for contribution to the Supplemental Savings Plan up to 50 percent of their base compensation and up to 100 percent of their bonuses and commissions. Prior to January 1, 2011, officers at the vice president level and above were eligible to participate. During the year ended June 30, 2011, the Supplemental Savings Plan was amended to allow employees at the director level to participate. The Company provides a contribution of 5 percent of compensation for each participant’s compensation that exceeds the limit as set forth in IRC 401(a)(17) (currently $250,000 per year). The Company also has the option to make annual discretionary contributions. Company contributions vest over a 5-year period, and vesting is accelerated in the event of a change of control of the Company. Participant deferrals and Company contributions will be credited with the rate of return based on the investment options and asset allocations selected by the Participant. Participants may change their asset allocation as often as daily, if they so choose. A Rabbi Trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the Supplemental Savings Plan are made upon retirement, termination, death, or total disability. The Supplemental Savings Plan also allows for in-service distributions.

Supplemental Savings Plan obligations due to participants totaled $76.6 million at June 30, 2012, of which $3.4 million is included in accrued compensation and benefits in the accompanying consolidated balance sheet. Supplemental Savings Plan obligations increased by $9.3 million during the year ended June 30, 2012, consisting of $1.4 million of investment gains, $12.2 million of participant compensation deferrals, and $1.4 million of Company contributions, offset by $5.7 million of distributions.

The Company maintains investment assets in a Rabbi Trust to offset the obligations under the Supplemental Savings Plan. The value of the investments in the Rabbi Trust was $77.4 million at June 30, 2012. Investment gains were $1.2 million for the year ended June 30, 2012.

Contribution expense for the Supplemental Savings Plan during the years ended June 30, 2012, 2011, and 2010, was $1.2 million, $1.2 million, and $0.9 million, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. STOCK PLANS AND STOCK-BASED COMPENSATION

For stock options, SSARs and non-performance-based RSUs, stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods. For RSUs subject to graded vesting schedules for which vesting is based on achievement of a performance metric in addition to grantee service (performance-based RSUs), stock-based compensation expense is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant. A summary of the components of stock-based compensation expense recognized during the years ended June 30, 2012, 2011, and 2010, together with the income tax benefits realized, is as follows (in thousands):

	Year ended June 30,
	2012	2011	2010
Stock-based compensation included in indirect costs and selling expense:
SSARs and non-qualified stock option expense	$1,973	$3,714	$8,484
Restricted stock and RSU expense	13,526	14,201	22,266

Total stock-based compensation expense	$15,499	$17,915	$30,750

Income tax benefit recognized for stock-based compensation expense	$6,062	$6,549	$11,218

The Company recognizes the effect of expected forfeitures of equity grants by estimating an expected forfeiture rate for grants of equity instruments. Amounts recognized for expected forfeitures are subsequently adjusted periodically and at major vesting dates to reflect actual forfeitures.

The incremental income tax benefits realized upon the exercise or vesting of equity instruments are reported as financing cash flows. During the years ended June 30, 2012, 2011, and 2010, the Company recognized $0.4 million, $2.2 million, and $0.2 million of excess tax benefits, respectively, which have been reported as financing cash inflows in the accompanying consolidated statements of cash flows.

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

On September 1, 2011, the Company made its annual grant to key employees, in the form of performance-based RSUs. The initial number of RSUs granted was 721,540 representing the maximum numbers of RSUs that could be earned. The final number of such performance-based RSUs which will vest is based on the achievement of an increased net after tax profit (NATP) for the year ended June 30, 2012 as compared to NATP for the year ended June 30, 2011 (this objective was satisfied during the fourth quarter of the year ended June 30, 2012) and on the average share price of Company stock for the 90 day period ending September 1, 2012 as compared to the average share price for the 90 day period ended September 1, 2011. Once the final number of RSUs has been determined, one-half of the RSUs will vest three years from the grant date and one-half will vest four years from the grant date, subject to continued service by the grantee.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 1, 2010, the Company made its annual grant to key employees, in the form of performance-based RSUs. The initial number of RSUs granted was 727,880 representing the maximum numbers of RSUs that could be earned. The final number of such performance-based RSUs which were earned based on the achievement of an increased NATP for the year ended June 30, 2011 as compared to NATP for the year ended June 30, 2010 and on the average share price of Company stock for the 90 day period ended September 1, 2011 as compared to the average share price for the 90 day period ended September 1, 2010 was 557,865. One-half of the RSUs will vest three years from the grant date and one-half will vest four years from the grant date, subject to continued service by the grantee.

For purposes of determining whether the performance metric was achieved, NATP for each of the three years ended June 30, 2012, 2011 and 2010 was the same as the Company’s net income attributable to CACI as reported on the consolidated statements of operations for the same year.

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

Upon the exercise of stock options and SSARs and the vesting of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by either issuing new shares of authorized common stock or by issuing shares from treasury. The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan was 12,450,000 as of June 30, 2012. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of June 30, 2012, cumulative grants of 12,306,409 equity instruments underlying the shares authorized have been awarded, and 2,569,634 of these instruments have been forfeited.

Non-qualified stock options granted prior to January 1, 2004 lapse and are no longer exercisable if not exercised within ten years of the date of grant. Equity instruments granted on or after January 1, 2004 have a term of seven years. For SSAR and stock option awards, grantees whose employment has terminated have 60 days after their termination date to exercise vested SSARs and stock options, or they forfeit their right to the instruments. Grantees whose employment is terminated due to death or permanent disability will vest in 100 percent of their equity instrument grants. Also, effective for grants made on or after July 1, 2004, grantees who were age 62 on or before July 1, 2008 who retire on or after age 65 will vest in 100 percent of their equity instrument grants upon retirement, with the exception of performance-based RSUs, which must be held at least until the measurement period is complete. Grantees who were not age 62 on or before July 1, 2008, who retire on or after age 62, vest in a prorated portion of their equity instrument grants upon retirement, based upon their service during the vesting period.

Stock options vest ratably over a three, four, or five year period, depending on the year of grant. Restricted shares and non-performance-based RSUs vest in full three years from the date of grant. SSARs granted in prior years as part of the Company’s then customary annual award vest ratably over a five year period in a manner consistent with the vesting of stock options.

Other than performance-based RSUs which contain a market-based element, the fair value of restricted shares and RSUs is determined based on the closing price of a share of the Company’s common stock on the date of grant. The fair value of RSUs with market-based vesting features is also measured on the grant date, but is done so using a binomial lattice model. The weighted-average fair value of RSUs granted during the years ended June 30, 2012, 2011, and 2010, was $47.34, $43.79, and $46.01, respectively. No stock options or SSARs were granted during the years ended June 30, 2012, 2011 or 2010.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activity for all outstanding SSARs and stock options, and the corresponding exercise price and fair value information, for the years ended June 30, 2012, 2011, and 2010, is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, June 30, 2009	3,379,045	$9.25 - $65.04	$47.76	$18.84

Exercisable, June 30, 2009	1,335,207	9.25 - 65.04	40.22	16.03

Exercised	(191,337)	9.25 - 46.37	29.21	11.17
Forfeited	(56,667)	45.77 - 62.48	51.10	19.55
Expired	(44,613)	11.19 - 64.36	60.59	23.44

Outstanding, June 30, 2010	3,086,428	9.94 - 65.04	48.66	19.23

Exercisable, June 30, 2010	1,455,220	9.94 - 65.04	44.99	18.08

Exercised	(791,722)	9.94 - 62.48	36.36	14.82
Forfeited	(85,460)	45.77 - 54.39	49.47	18.88
Expired	(98,942)	48.83 - 63.20	58.61	22.09

Outstanding, June 30, 2011	2,110,304	34.10 - 65.04	52.78	20.77

Exercisable, June 30, 2011	1,177,209	34.10 - 65.04	55.19	22.17

Exercised	(365,306)	34.10 - 62.48	48.72	19.10
Forfeited	(32,630)	45.77 - 54.39	48.64	17.95
Expired	(28,670)	48.83 - 62.48	60.20	19.19

Outstanding, June 30, 2012	1,683,698	34.10 - 65.04	53.62	21.21

Exercisable, June 30, 2012	1,362,451	$34.10 - $65.04	$54.79	$22.01

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the number of unvested SSARs and stock options and in unvested restricted stock and RSUs during each of the years in the three-year period ended June 30, 2012, together with the corresponding weighted-average fair values, are as follows:

	SSARs and Stock Options		Restricted Stock and Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2009	2,043,838	$20.67	578,814	$49.37

Granted	—	—	499,466	46.01
Vested	(355,963)	22.73	(101,715)	51.56
Forfeited	(56,667)	19.55	(26,935)	48.13

Unvested at June 30, 2010	1,631,208	20.26	949,630	47.41

Granted	—	—	800,112	43.79
Vested	(612,653)	22.38	(357,954)	47.87
Forfeited	(85,460)	18.88	(69,687)	45.01

Unvested at June 30, 2011	933,095	18.99	1,322,101	45.23

Granted	—	—	817,918	47.34
Vested	(579,218)	19.72	(266,658)	48.09
Forfeited	(32,630)	17.95	(222,040)	46.59

Unvested at June 30, 2012	321,247	$17.80	1,651,321	$45.97

Information regarding the cash proceeds received, and the intrinsic value and total tax benefits realized resulting from stock option exercises is as follows (in thousands):

	Year ended June 30,
	2012	2011	2010
Cash proceeds received	$7,466	$22,077	$5,589
Intrinsic value realized	$3,865	$14,561	$1,557
Income tax benefit realized	$1,521	$5,731	$612

The total intrinsic value of RSUs that vested during the years ended June 30, 2012, 2011, and 2010 was $13.4 million, $15.4 million and $4.5 million, respectively, and the tax benefit realized for these vestings was $5.3 million, $6.1 million and $1.7 million, respectively.

The grant date fair value of stock options that vested during each of the years in the three-year period ended June 30, 2012 was $11.4 million, $13.7 million, and $8.1 million, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Outstanding SSAR and Stock Option Information

Information regarding the SSARs and stock options outstanding and exercisable as of June 30, 2012, is as follows (intrinsic value in thousands):

	SSARs and Options Outstanding				SSARs and Options Exercisable
Range of exercise Price	Number of Instruments	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value	Number of Instruments	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$30.00-$39.99	105,878	$34.54	1.05	$2,168	103,318	$34.46	0.99	$2,124
$40.00-$49.99	576,666	48.70	2.42	3,647	257,979	48.66	2.38	1,641
$50.00-$59.99	436,040	52.20	1.58	1,298	436,040	52.20	1.58	1,298
$60.00-$69.99	565,114	63.31	0.15	—	565,114	63.31	0.15	—

	1,683,698	$53.62	1.35	$7,113	1,362,451	$54.79	1.09	$5,063

As of June 30, 2012, there was $0.9 million of unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted-average period of 1.0 years, and $23.8 million of unrecognized compensation cost related to restricted stock and RSUs scheduled to be recognized over a weighted-average period of 2.6 years.

Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP and DSPP in November 2002, and implemented these plans beginning July 1, 2003. There are 1,000,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of the quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of June 30, 2012, participants have purchased 860,008 shares under the ESPP, at a weighted-average price per share of $45.90. Of these shares, 67,828 were purchased by employees at a weighted-average price per share of $54.48 during the year ended June 30, 2012. To satisfy its obligations under the ESPP, the Company can purchase shares in the open market, issue shares previously acquired and held in treasury or issue authorized but unissued shares. During the year ended June 30, 2012, the Company issued shares held in treasury to fulfill the employees’ share purchases.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100 percent of their annual bonus. For the fiscal years ended June 30, 2012, 2011 and 2010, RSUs awarded in lieu of bonuses earned are granted at 85 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange. RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock.

Activity related to the MSPP and the DSPP during the year ended June 30, 2012 is as follows:

	MSPP	DSPP
RSUs outstanding, June 30, 2011	77,492	668
Granted	10,309	943
Issued	(32,960)	(1,209)
Forfeited	(4,478)	—

RSUs outstanding, June 30, 2012	50,363	402

Weighted average grant date fair value as adjusted for the applicable discount	$42.61

Weighted average grant date fair value		$57.53

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

As of June 30, 2012 and 2011, the Company’s financial instruments measured at fair value included non-COLI money market investments and mutual funds held in the Company’s supplemental retirement savings plan (the Supplemental Savings Plan), interest rate swaps and contingent consideration in connection with business combinations. Contingent consideration recorded at June 30, 2012 related to the February 1, 2012 acquisition of TCL (see Note 4). Contingent consideration recorded as of June 30, 2011 related to three acquisitions completed during the year ended June 30, 2010.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and 2011, and the level they fall within the fair value hierarchy (in thousands):

			As of June 30,
Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	2012	2011
			Fair Value
Non-COLI assets held in connection with the Supplemental Savings Plan	Long-term asset	Level 1	$6,123	$6,514
Contingent Consideration	Current liability	Level 3	$3,055	$20,839
Contingent Consideration	Other long-term liabilities	Level 3	$2,942	$—
Interest rate swap agreements	Other long-term liabilities	Level 2	$2,196	$—

Changes in the fair value of the assets held in connection with the Supplemental Savings Plan are recorded in indirect costs and selling expenses.

Contingent consideration at June 30, 2012 and 2011 related to the requirement that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the specified periods subsequent to each acquisition (one year in the case of TCL and two years in the case of the three acquisitions completed during the year ended June 30, 2010). The Company determines the fair value of contingent consideration as of each acquisition date using a valuation model which includes the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each reporting period, the fair value of the contingent consideration is remeasured and any changes are recorded in indirect costs and selling expenses. During the year ended June 30, 2012, this remeasurement resulted in a $0.4 million decrease to the liability recorded. During the year ended June 30, 2011, this remeasurement resulted in a $9.6 million decrease in the liability recorded. The maximum contingent consideration associated with the TCL acquisition is approximately $6.2 million. During the year ended June 30, 2012, the contingent consideration obligations for all three of the acquisitions completed during the year ended June 30, 2010 were fixed, with payments of $20.3 million made in settlement of earned contingent consideration in connection with two of the acquisitions and the determination that no further payments were due in connection with the third acquisition.

During the year ended June 30, 2012, the Company entered into two interest rate swap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23. EARNINGS PER SHARE

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Year ended June 30,
	2012	2011	2010
Net income attributable to CACI	$167,454	$144,218	$106,515

Weighted-average number of basic shares outstanding during the period	27,077	30,281	30,138
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	879	816	538
Dilutive effect of the Notes	111	203	—
Dilutive effect of accelerated share repurchase agreement	44	—	—

Weighted-average number of diluted shares outstanding during the period	28,111	31,300	30,676

Basic earnings per share	$6.18	$4.76	$3.53

Diluted earnings per share	$5.96	$4.61	$3.47

The total number of weighted-average common stock equivalents excluded from the diluted per share computations due to their anti-dilutive effects for the years ended June 30, 2012, 2011 and 2010, were 0.7 million, 1.9 million, and 2.4 million, respectively. The shares underlying the performance-based RSUs granted in September 2011 are included in the calculation of diluted earnings per share for the year ended June 30, 2012, as the NATP performance metric associated with the shares was met and as if the performance metric based on the share price was computed as of June 30, 2012. The shares earned under the performance-based RSUs granted in September 2010 are included in the calculation of diluted earnings per share for the year ended June 30, 2012, as all performance metrics associated with the shares were met and the final share calculation was determined. The shares underlying the performance-based RSUs granted in September 2010 are included in the calculation of diluted earnings per share for the year ended June 30, 2011, as the NATP performance metric associated with the shares was met during that period and as if the performance metric based on the share price was computed as of June 30, 2011. The contingently issuable shares that may result from the conversion of the Notes were included in CACI’s diluted share count for the fiscal years ended June 30, 2012 and 2011 because CACI’s average stock price during the third quarter of the year ended June 30, 2012 and the third and fourth quarters of the year ended June 30, 2011 was above the conversion price of $54.65 per share. The contingently issuable shares were not included in CACI’s diluted share count for the year ended June 30, 2010 because CACI’s average stock price during each three month period in that year was below the conversion price. The Warrants were excluded from the computation of diluted earnings per share because the Warrants’ exercise price of $68.31 was greater than the average market price of a share of Company common stock during the periods in which the Warrants were outstanding.

On August 29, 2011, the Company entered into an accelerated share repurchase agreement with Bank of America N.A. (BofA) under which it paid an initial $209.7 million for 4 million shares of the Company’s common stock. The Company settled the accelerated share repurchase agreement in May 2012 by paying BofA an additional $16.3 million. The Company recorded the total amount paid to BofA of $226.0 million as treasury stock in its consolidated balance sheet as of June 30, 2012. This represents an average price of $56.51 per share under the accelerated share repurchase agreement.

In June 2012, the Company’s Board of Directors approved a share repurchase program of up to 4 million shares of CACI’s common stock. The Company entered into two 10b5-1 plans under which the Company repurchased 2 million shares of CACI’s common stock at an average price of $51.43 per share as of June 30, 2012. The Company completed the purchase of the remaining 2 million shares in July 2012.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended June 30, 2012, the Company repurchased 6 million shares of its common stock under these two programs for $328.9 million, of which 0.2 million shares purchased for $12.3 million were settled and paid for in the first quarter of the year ending June 30, 2013.

Shares outstanding during the year ended June 30, 2012, reflect the repurchase of shares of CACI’s common stock under the accelerated share repurchase agreement and the 10b5-1 plans described above. Shares outstanding during the years ended June 30, 2011 and 2010 reflect the repurchase of shares under other approved share repurchase programs.

NOTE 24. COMMON STOCK DATA (UNAUDITED)

The ranges of high and low sales prices of the Company’s common stock as reported by the New York Stock Exchange for each quarter during the fiscal years ended June 30, 2012 and 2011 were as follows:

	2012		2011
Quarter	High	Low	High	Low
1st	$66.49	$46.63	$48.70	$40.00
2nd	$59.45	$46.36	$54.11	$43.61
3rd	$63.11	$54.95	$62.75	$50.91
4th	$63.02	$41.29	$64.40	$58.15

NOTE 25. QUARTERLY FINANCIAL DATA (UNAUDITED)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended June 30, 2012 and 2011, are presented below (in thousands except per share data).

	Year ended June 30, 2012
	First	Second	Third	Fourth
Revenue	$924,395	$973,243	$927,962	$948,873
Income from operations	$75,654	$74,706	$72,781	$76,708
Net income attributable to CACI	$42,140	$41,061	$40,856	$43,397
Basic earnings per share	$1.46	$1.55	$1.54	$1.64
Diluted earnings per share	$1.41	$1.51	$1.45	$1.59
Weighted-average shares outstanding:
Basic	28,915	26,450	26,537	26,407
Diluted	29,842	27,270	28,086	27,247

	Year ended June 30, 2011
	First	Second	Third	Fourth
Revenue	$833,971	$867,278	$913,369	$963,162
Income from operations	$52,097	$59,435	$61,785	$78,084
Net income attributable to CACI	$28,655	$33,235	$36,427	$45,901
Basic earnings per share	$0.95	$1.10	$1.20	$1.52
Diluted earnings per share	$0.92	$1.08	$1.16	$1.44
Weighted-average shares outstanding:
Basic	30,304	30,288	30,373	30,162
Diluted	31,102	30,906	31,300	31,895

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 26. SUBSEQUENT EVENTS

On July 2, 2012, the Company completed its transaction to acquire Delta Solutions and Technologies, Inc. (Delta), for $42.5 million. Delta is a provider of financial management and business services to the federal government. This acquisition expands CACI’s presence in the business system solutions and government transformation arenas and complements its 2011 acquisition of the Oracle-based Advanced Programs Group.

SCHEDULE II

CACI INTERNATIONAL INC

VALUATION AND QUALIFYING ACCOUNTS

FOR YEARS ENDED JUNE 30, 2012, 2011 AND 2010

(in thousands)

	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2012
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,738	$2,583	$(2,689)	$(42)	$3,590

2011
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,212	$1,802	$(1,383)	$107	$3,738

2010
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,501	$1,285	$(1,394)	$(180)	$3,212

Items included as “Other Changes” include acquisition date reserves of acquired businesses and foreign currency exchange differences.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 28th day of August 2012.

CACI International Inc
Registrant

Date: August 28, 2012	By:

/s/ DANIEL D. ALLEN
Daniel D. Allen President Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ DANIEL D. ALLEN Daniel D. Allen	President, Chief Executive Officer and Director (Principal Executive Officer)	August 28, 2012

/s/ THOMAS A. MUTRYN Thomas A. Mutryn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 28, 2012

/s/ CAROL P. HANNA Carol P. Hanna	Senior Vice President, Corporate Controller (Principal Accounting Officer)	August 28, 2012

/s/ DR. J. P. LONDON Dr. J. P. London	Chairman of the Board, Executive Chairman	August 28, 2012

/s/ PAUL M. COFONI Paul M. Cofoni	Director	August 28, 2012

/s/ JAMES S. GILMORE, III James S. Gilmore, III	Director	August 28, 2012

/s/ GREGORY G. JOHNSON Adm Gregory G. Johnson, USN (Ret.)	Director	August 28, 2012

/s/ DR. RICHARD L. LEATHERWOOD Dr. Richard L. Leatherwood	Director	August 28, 2012

/s/ JAMES L. PAVITT James L. Pavitt	Director	August 28, 2012

Signatures	Title	Date

/s/ DR. WARREN R. PHILLIPS Dr. Warren R. Phillips	Director	August 28, 2012

/s/ CHARLES P. REVOILE Charles P. Revoile	Director	August 28, 2012

/s/ WILLIAM S. WALLACE Gen William S. Wallace, USA (Ret.)	Director	August 28, 2012