Form 10-Q
period 2012-09-30
CACI INTERNATIONAL INC /DE/
filed 2012-11-02
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of November 1, 2012: CACI International Inc Common Stock, $0.10 par value, 22,827,396 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item  1. Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2012	2011
Revenue	$931,236	$924,395

Costs of revenue:
Direct costs	645,637	634,931
Indirect costs and selling expenses	207,623	200,282
Depreciation and amortization	13,239	13,528

Total costs of revenue	866,499	848,741

Income from operations	64,737	75,654
Interest expense and other, net	6,782	5,600

Income before income taxes	57,955	70,054
Income taxes	21,965	27,941

Net income including portion attributable to noncontrolling interest in earnings of joint venture	35,990	42,113
Noncontrolling interest in earnings of joint venture	(282)	27

Net income attributable to CACI	$35,708	$42,140

Basic earnings per share	$1.55	$1.46

Diluted earnings per share	$1.49	$1.41

Weighted-average basic shares outstanding	23,032	28,915

Weighted-average diluted shares outstanding	23,980	29,842

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2012	2011
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$35,990	$42,113
Change in foreign currency translation adjustment	3,545	(2,934)
Change in fair value of interest rate swap agreement	(590)	—

Comprehensive income including portion attributable to noncontrolling interest in earnings of joint venture	38,945	39,179
Noncontrolling interest in earnings of joint venture	(282)	27

Comprehensive income attributable to CACI	$38,663	$39,206

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$48,591	$15,740
Accounts receivable, net	587,864	628,842
Deferred income taxes	18,184	16,747
Prepaid expenses and other current assets	28,165	24,463

Total current assets	682,804	685,792
Goodwill	1,440,058	1,406,953
Intangible assets, net	115,390	114,816
Property and equipment, net	68,748	67,449
Supplemental retirement savings plan assets	84,441	77,371
Other long-term assets	44,502	40,495

Total assets	$2,435,943	$2,392,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$7,500
Accounts payable	126,373	149,549
Accrued compensation and benefits	161,794	180,871
Other accrued expenses and current liabilities	151,098	147,009

Total current liabilities	446,765	484,929
Long-term debt, net of current portion	671,226	531,961
Supplemental retirement savings plan obligations, net of current portion	75,934	73,176
Deferred income taxes	92,063	86,414
Other long-term liabilities	58,236	51,951

Total liabilities	1,344,224	1,228,431

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 40,766 and 40,626 shares issued, respectively	4,077	4,062
Additional paid-in capital	525,335	525,121
Retained earnings	1,141,657	1,105,949
Accumulated other comprehensive loss	(4,879)	(7,834)
Treasury stock, at cost (17,953 and 15,988 shares, respectively)	(577,203)	(465,303)

Total CACI shareholders’ equity	1,088,987	1,161,995
Noncontrolling interest in joint venture	2,732	2,450

Total shareholders’ equity	1,091,719	1,164,445

Total liabilities and shareholders’ equity	$2,435,943	$2,392,876

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$35,990	$42,113
Reconciliation of net income including portion attributable to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	13,239	13,528
Non-cash interest expense	3,140	2,934
Amortization of deferred financing costs	494	809
Stock-based compensation expense	2,400	3,212
Deferred income tax expense	4,540	8,555
Undistributed earnings of unconsolidated joint venture	(426)	(264)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	51,768	(11,972)
Prepaid expenses and other assets	(14,126)	(2,613)
Accounts payable and other accrued expenses	(21,350)	16,826
Accrued compensation and benefits	(28,190)	(28,153)
Income taxes payable and receivable	9,515	11,740
Supplemental retirement savings plan obligations and other long-term liabilities	10,720	(568)

Net cash provided by operating activities	67,714	56,147

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,886)	(3,096)
Cash paid for business acquisitions, net of cash acquired	(42,986)	(104,768)
Other	(341)	(323)

Net cash used in investing activities	(49,213)	(108,187)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	453,500	328,000
Principal payments made under bank credit facilities	(317,375)	(204,875)
Proceeds from employee stock purchase plans	1,460	1,325
Proceeds from exercise of stock options	468	1,337
Repurchases of common stock	(124,352)	(209,680)
Other	430	155

Net cash provided by (used in) financing activities	14,131	(83,738)

Effect of exchange rate changes on cash and cash equivalents	219	(457)

Net increase (decrease) in cash and cash equivalents	32,851	(136,235)
Cash and cash equivalents, beginning of period	15,740	164,817

Cash and cash equivalents, end of period	$48,591	$28,582

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$7,502	$7,361

Cash paid during the period for interest	$1,728	$903

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	$—	$982

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

Under ASC 855, Subsequent Events, the Company is required to assess the existence or occurrence of any events occurring after September 30, 2012 that may require recognition or disclosure in the financial statements as of and for the three months ended September 30, 2012. The Company has evaluated all events and transactions that occurred after September 30, 2012, and found that during this period it did not have any subsequent events requiring financial statement recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of September 30, 2012 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities. The fair value of the Company’s $300.0 million of 2.125 percent convertible senior subordinated notes issued May 16, 2007 and that mature on May 16, 2014 (the Notes) is based on quoted market prices using Level 1 inputs. See Notes 5 and 11.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2012. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

2.	New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which amends ASC Topic 220, Comprehensive Income. This accounting update requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance became effective for the Company on July 1, 2012. The Company is presenting the components of net income and other comprehensive income in two separate, but consecutive statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08), which simplifies how an entity tests goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Accordingly, an entity will no longer be required to calculate the fair value of a reporting unit in the step one test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for the Company for its goodwill impairment tests performed for the fiscal year ending June 30, 2013. The adoption of this ASU is not expected to significantly impact the Company’s consolidated financial statements.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.	Acquisitions

On July 2, 2012, the Company completed the acquisition of Delta Solutions and Technologies, Inc. (Delta). Delta is a provider of financial management and business services to the federal government. The total purchase consideration for Delta, including payments made at closing and payments to be made based on the closing date net worth of the assets acquired, is $46.3 million. The Company has completed its valuation of the business acquired and has recognized fair values of the assets acquired and liabilities assumed. The Company has allocated $30.3 million to goodwill and $8.0 million to other intangible assets, primarily customer contracts. The value attributable to customer contracts is being amortized on an accelerated basis over 15 years. The acquired business generated $12.6 million of revenue from July 2, 2012 through September 30, 2012.

4.	Intangible Assets

Intangible assets increased due to the Delta acquisition (see Note 3) and consisted of the following (in thousands):

	September 30, 2012	June 30, 2012

Customer contracts and related customer relationships	$339,971	$331,548
Acquired technologies	27,177	27,177
Covenants not to compete	3,401	3,401
Other	1,639	1,639

Intangible assets	372,188	363,765
Less accumulated amortization	(256,798)	(248,949)

Total intangible assets, net	$115,390	$114,816

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years. The weighted-average period of amortization for all customer contracts and related customer relationships as of September 30, 2012 is 8.8 years, and the weighted-average remaining period of amortization is 7.6 years. The weighted-average period of amortization for acquired technologies as of September 30, 2012 is 6.7 years, and the weighted-average remaining period of amortization is 5.5 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2013, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2013 (nine months)	$21,958
2014	24,390
2015	18,880
2016	14,101
2017	12,064
Thereafter	23,997

Total intangible assets, net	$115,390

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2012	June 30, 2012

Convertible notes payable	$300,000	$300,000
Bank credit facility – Term Loan	136,875	138,750
Bank credit facility – Revolving Facility	263,000	125,000

Principal amount of long-term debt	699,875	563,750
Less unamortized discount	(21,149)	(24,289)

Total long-term debt	678,726	539,461
Less current portion	(7,500)	(7,500)

Long-term debt, net of current portion	$671,226	$531,961

Bank Credit Facility

As of September 30, 2012, the Company had a $750.0 million credit facility (the Credit Facility), which consisted of a $600.0 million revolving credit facility (the Revolving Facility) and a $150.0 million term loan (the Term Loan).

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $50.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. As of September 30, 2012, the Company had $263.0 million outstanding under the Revolving Facility, no borrowings on the swing line and no outstanding letters of credit. The Credit Facility was entered into on October 21, 2010 and replaced the Company’s then outstanding term loan and revolving credit facility. On October 26, 2012, the Company entered into a Lender Joinder and Increase Agreement (the Agreement) pursuant to which it exercised its right to increase the Revolving Facility by $150.0 million, bringing the total available under the Revolving Facility to $750.0 million. All other terms of the Credit Facility remained the same. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility. The Revolving Facility matures on November 18, 2016.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $1.9 million through September 30, 2015 and $3.8 million thereafter until September 30, 2016, with the balance due in full on November 18, 2016.

Subsequent to the October 26, 2012 Agreement, at any time and so long as no default has occurred, the Company has the right to increase the Term Loan or Revolving Facility in an aggregate principal amount of up to $150.0 million with applicable lender approvals. The Credit Facility is available to refinance existing indebtedness and for general corporate purposes, including working capital expenses and capital expenditures.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon the Company’s consolidated total leverage ratio. As of September 30, 2012, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 1.73 percent.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of September 30, 2012, the Company had capitalized $7.3 million of debt issuance costs associated with the Credit Facility. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. The unamortized balance of $4.7 million at September 30, 2012 is included in other assets.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of September 30, 2012, none of the conditions permitting conversion of the Notes had been satisfied.

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

	September 30,
	2012	2011
Coupon interest	$1,594	$1,594
Non-cash amortization of discount	3,140	2,934
Amortization of issuance costs	205	205

Total	$4,939	$4,733

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The balance of the unamortized discount as of September 30, 2012 and June 30, 2012, was $21.1 million and $24.3 million, respectively. The discount will continue to be amortized as additional, non-cash interest expense over the remaining term of the Notes (through May 1, 2014) using the effective interest method as follows (in thousands):

Fiscal year ending June 30,	Amount Amortized During Period
2013 (nine months)	$9,728
2014	11,421

$21,149

The fair value of the Notes as of September 30, 2012 was $331.9 million based on quoted market values.

Contingently issuable shares of 13,228 that may result from the conversion of the Notes were included in CACI’s diluted share count for the three months ended September 30, 2012 because CACI’s average stock price during the three month period ended September 30, 2012 was above the conversion price of $54.65 per share. No contingently issuable shares that may result from the conversion of the Notes were included in CACI’s diluted share count for the three months ended September 30, 2011 because CACI’s average stock price during the three month period ended September 30, 2011 was below the conversion price of $54.65 per share. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs attributable to the embedded conversion option was recorded in additional paid-in capital. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

Cash Flow Hedges

The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations. During the year ended June 30, 2012, the Company entered into two floating-to-fixed interest rate swap agreements for an aggregate notional amount of $100.0 million ($50.0 million for each agreement) related to a portion of the Company’s floating rate indebtedness. The agreements are effective beginning July 1, 2013 and mature July 1, 2017. The Company designated the interest rate swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these swaps are designated as effective or ineffective. The effective portion of such

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense.

The effect of derivative instruments in the condensed consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Loss recognized in other comprehensive income	$590	$—

Loss reclassified to earnings from accumulated other comprehensive loss	$—	$—

The aggregate maturities of long-term debt at September 30, 2012 are as follows (in thousands):

Twelve months ending September 30,
2013	$7,500
2014	307,500
2015	7,500
2016	15,000
2017	362,375

699,875
Less unamortized discount	(21,149)

Total long-term debt	$678,726

6.	Commitments and Contingencies

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In December 2010, the Defense Contract Management Agency (DCMA) issued a letter to the Company with its determination that the Company improperly allocated certain legal costs incurred arising out of the Company’s work in Iraq from 2003 to 2005. The Company did not agree with the DCMA’s findings and, on March 9, 2011, filed a Notice of Appeal in the Armed Services Board of Contract Appeals (ASBCA). The parties negotiated a settlement in August 2012 resolving the matter. The parties filed a joint motion to dismiss the Company’s ASBCA appeal which was approved on October 2, 2012. The DCMA determined the cost impact of the improper cost allocations to be immaterial.

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

7.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Stock-based compensation included in indirect costs and selling expenses:
Restricted stock and restricted stock unit (RSU) expense	$2,154	$2,606
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	246	606

Total stock-based compensation expense	$2,400	$3,212

Income tax benefit recognized for stock-based compensation expense	$914	$1,281

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

Annual grants under the 2006 Plan are generally made to the Company’s key employees during the first quarter of the Company’s fiscal year and to members of the Company’s Board of Directors during the second quarter of the Company’s fiscal year. With the approval of its Chief Executive Officer, the Company also issues equity instruments to strategic new hires and to employees who have demonstrated superior performance. In September 2012, the Company made its annual grant to its key employees consisting of 238,810 Performance Restricted Stock Units (PRSUs). The final number of such performance-based RSUs which will be considered earned by the participants and eventually vest

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

is based on the achievement of a specified Net After Tax Profit (NATP) for the year ending June 30, 2013 and on the average share price of Company stock for the 90 day period ending September 14, 2013 as compared to the average share price for the 90 day period ended September 14, 2012. No PRSUs will be earned if the specified NATP for the fiscal year ending June 30, 2013 is not met. If NATP for the year ending June 30, 2013 exceeds the specified NATP and the average share price of the Company’s stock for the 90 day period ending September 14, 2013 exceeds the average share price of the Company’s stock for the 90 day period ending September 14, 2012 by 50 percent or more then an additional 238,810 RSUs could be earned by participants. This is the maximum number of additional RSUs that can be earned related to the September 2012 annual grant. In addition to the performance and market conditions, there is a service vesting condition which stipulates that 50 percent of the earned award will vest on September 1, 2015 and 50 percent of the earned award will vest on September 1, 2016, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon retirement, as defined.

The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan is 12,450,000 as of September 30, 2012. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of September 30, 2012, cumulative grants of 12,565,130 equity instruments underlying the shares authorized have been awarded, and 3,571,213 of these instruments have been forfeited.

Activity related to SSARs/non-qualified stock options and RSUs/restricted shares during the three months ended September 30, 2012 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs/ Restricted Shares
Outstanding, June 30, 2012	1,683,698	1,651,321
Granted	—	258,721
Exercised/Issued	(98,850)	(204,293)
Forfeited/Lapsed	(547,559)	(444,938)

Outstanding, September 30, 2012	1,037,289	1,260,811

Weighted average grant date fair value for RSUs/restricted shares		$67.25

As of September 30, 2012, there was $0.6 million of total unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted average period of 0.9 years, and $32.5 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 2.8 years.

8.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive, including stock options and SSARs with an exercise price greater than the average market price of the Company’s common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are no longer subject to a market or performance condition. The total number of weighted-average common stock equivalents excluded from the diluted per share computations due to their anti-dilutive effects were forty eight thousand and 0.9 million for the three months ended September 30, 2012 and 2011, respectively. The PRSUs granted in September 2012 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares. These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved. The shares underlying the Notes were included in the computation of diluted earnings per share for the three months ended September 30, 2012 because the average share price was above the conversion price during that period and excluded from the computation of diluted earnings per share for the three months ended September 30, 2011 because the average share price was below the conversion price during that period. The Warrants were excluded from the computation of diluted earnings per share during both periods presented because the Warrants’ exercise price of $68.31 was greater than the average market price of a share of Company common stock during the three months periods ended September 30, 2012 and 2011. The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2012	2011
Net income attributable to CACI	$35,708	$42,140

Weighted average number of basic shares outstanding during the period	23,032	28,915
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	935	927
Dilutive effect of the Notes	13	—

Weighted average number of diluted shares outstanding during the period	23,980	29,842

Basic earnings per share	$1.55	$1.46

Diluted earnings per share	$1.49	$1.41

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company is currently under examination by two state jurisdictions and one foreign jurisdiction for years ended June 30, 2003 through June 30, 2009. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of September 30, 2012 and June 30, 2012 was $7.5 million and $7.0 million, respectively. Of the $7.5 million unrecognized tax benefit at September 30, 2012, $2.5 million, if recognized, would impact the Company’s effective tax rate.

10.	Business Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide professional services and information technology solutions to its customers. Its customers are primarily U.S. federal government agencies. The Company does not measure revenue or profit by its major service offerings, either for internal management or external financial reporting purposes, as it would be impractical to do so. In many cases more than one offering is provided under a single contract, to a single customer, or by a single employee or group of employees, and segregating the costs of the service offerings in situations for which it is not required would be difficult and costly. The Company also serves customers in the commercial and state and local government sectors and, from time to time, serves a number of agencies of foreign governments. The Company places employees in locations around the world in support of its clients. International operations offer services to both commercial and non-U.S. government customers primarily through the Company’s knowledge management solutions, business systems solutions, and enterprise IT solutions service offerings. The Company evaluates the performance of its operating segments based on net income. Summarized financial information concerning the Company’s reportable segments is as follows (in thousands):

	Domestic	International	Total
Three Months Ended September 30, 2012
Revenue from external customers	$898,284	$32,952	$931,236
Net income attributable to CACI	33,407	2,301	35,708
Three Months Ended September 30, 2011
Revenue from external customers	$896,721	$27,674	$924,395
Net income attributable to CACI	40,395	1,745	42,140

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.	Fair Value of Financial Instruments

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

The Company’s financial instruments measured at fair value included non-corporate owned life insurance (COLI) money market investments and mutual funds held in the Company’s supplemental retirement savings plan (the Supplemental Savings Plan), contingent consideration in connection with past acquisitions and interest rate swap agreements. Contingent consideration recorded at September 30, 2012 and June 30, 2012 related to the February 1, 2012 U.K. acquisition of Tomorrow Communications, Ltd (TCL). The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and June 30, 2012, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	September 30, 2012	June 30, 2012
			Fair Value

Non-COLI assets held in connection with the Supplemental Savings Plan	Long-term asset	Level 1	$6,059	$6,123
Contingent Consideration	Current liability	Level 3	$3,193	$3,055
Contingent Consideration	Other long-term liabilities	Level 3	$3,076	$2,942
Interest rate swap agreements	Other long-term liabilities	Level 2	$3,169	$2,196

Changes in the fair value of the assets held in connection with the Supplemental Savings Plan are recorded in indirect costs and selling expenses.

Contingent consideration at September 30, 2012 and June 30, 2012 related to the requirement that the Company pay contingent consideration in the event TCL achieved certain specified earnings results during the one year period subsequent to acquisition. The Company determined the fair value of contingent consideration as of the acquisition date using a valuation model which included the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each reporting period, the fair value of the contingent consideration is remeasured and any changes are recorded in indirect costs and selling expenses. During the three months ended September 30, 2012, this remeasurement did not result in a significant change to the liability recorded. The maximum contingent consideration associated with the TCL acquisition is approximately $6.5 million. During the three months ended September 30, 2011, this remeasurement resulted in a $0.7 million reduction in the liability recorded as of that date, related to prior acquisitions.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and globally (including the impact of uncertainty regarding U.S. debt limits and actions taken related thereto); terrorist activities or war; changes in interest rates; currency fluctuations; significant fluctuations in the equity markets; changes in our effective tax rate; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns, implementation of spending cuts (sequestration) under the Budget Control Act of 2011, changes in budgetary priorities, or in the event of a priority need for funds, such as homeland security or the war on terrorism; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government investigations into allegations of improper actions related to the provision of services in support of U.S. military operations in Iraq; the results of government audits and reviews conducted by the Defense Contract Audit Agency, the Defense Contract Management Agency, or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, and (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; the ability to successfully integrate the operations of our recent and any future acquisitions; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our Securities and Exchange Commission filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We derived 94.5 percent and 93.8 percent of our revenue during the three months ended September 30, 2012 and 2011, respectively, from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments and commercial customers. We provide the following information solutions and services to our clients:

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

•

Knowledge management solutions – We deliver a full spectrum of information solutions and services that automate the knowledge management lifecycle, from data capture through information analysis and understanding. We provide commercially-based products, custom solutions development, and operations and maintenance services that facilitate information access and sharing, foster innovation and learning, locate and leverage expertise, manage intellectual capital and assets, and help navigate from data to decision. Our information technology solutions are complemented by a suite of analytical expertise support offerings for our clients in the homeland security and intelligence communities, Department of Defense (DoD), Department of Justice (DoJ) and other federal agencies.

•

Business systems solutions – We provide the full range of information solutions and services required to plan, manage, architect, develop, deploy, and sustain the complex, integrated system solutions that the DoD and federal civilian agencies need to accomplish their transformation goals and achieve ever-increasing efficiency and effectiveness in their mission functions and business operations. Working in the domains of procurement, financial management, human capital management, and logistics and supply chain management, we have implemented enterprise-level system solutions for over 100 federal agencies. From complex commercial-off-the-shelf enterprise resource planning integrations to custom service-oriented architecture-based solutions that address unique federal mission support needs, we bring disciplined industry best practices, advanced technology, and a deep understanding of federal processes and their unique compliance constraints.

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

•

ISR solutions and services – We provide a full-spectrum of Intelligence, Surveillance, and Reconnaissance (ISR) solutions and services in support of national defense, intelligence and homeland security missions. Our ISR solutions and services include systems engineering and integration, agile development and deployment and end-to-end life cycle planning and support services that enable complex, leading edge mission capabilities. We provide rapid-response services in support of military missions in a coordinated and controlled operational setting. We integrate sensors, intelligence information systems, data fusion and dissemination systems, and mission applications that connect with our clients’ fixed and mobile networked sites.

•

Command, Control, Communications and Computer (C4) solutions and services – We provide a broad range of leading edge information solutions and services that enable our clients to effectively and efficiently conduct mission operations and achieve information dominance. Our C4 offerings support our nation’s military, homeland security, law enforcement, and emergency responders. We provide leading-edge Communications solutions that ensure critical information is rapidly and securely provided to the user. Our broad-based solutions offer Command, Control, Communications and Computer capabilities for soldier systems, mobile platforms, fixed facilities, and the enterprise, aiding users in understanding situational awareness, collaboratively planning, fusing information, making essential decisions and conducting training.

•

Cyberspace solutions – Our information solutions and services support the full lifecycle of preparing for, protecting against, detecting, reacting to, and actively responding to the full range of cyber threats. We achieve this through comprehensive, consistently managed, risk-based, and cost-effective capabilities, controls, and measures to protect information, systems, and networks operated by the U.S. government. We proactively support information operations and the operational use and availability/reliability of information.

•

Integrated security solutions – Our integrated security solutions and services support the U.S. and our international partners and allies in mitigating and countering the effects of natural, technological, and man-made hazards which are unrestrained by political and geographical boundaries, elements of national power, and international law. Our security services and technical solutions assist clients in the development, integration, and sustainment of graduated, flexible capabilities that anticipate and address asymmetric and irregular threats and vulnerabilities. Sought by domestic and international clients for our ability to provide customer value often restricted by silo-centric systems, our services address security policy; definition and capacity building; risk management; critical infrastructure protection; consequence management; critical event and incident preparedness; and training.

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

•

Investigation and litigation support solutions – We support government investigations and litigations in support of the DoJ with full service technology solutions. Using comprehensive training to carefully honed processes and procedures, we help attorneys acquire, organize, develop, control, and present evidence throughout the course of litigations, from pre-filing investigation, through complaint, discovery, and trial, to post-trial briefs, review, and appeals. Our portfolio of legal-support offerings includes: cloud hosting (on-line, evidentiary information management to rapidly enable data storage and accessibility); e-discovery consulting and support; data forensic extraction and analysis; document/data capture and processing; database development, population, and maintenance; pre-trial, trial and post-trial support; case management; training; claims management; and Freedom of Information Act (FOIA) support.

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

•

Identity management solutions – We provide solutions that enable our clients to manage, detect, and protect identities of individuals, entities, organizations, groups, nation states, networks, and associations in both the physical and digital worlds. Our solutions capitalize on our vast experience supporting the Intelligence Community, war fighters, and law enforcement in areas such as biometric collection and identification, human factors analysis, forensics, large-volume identity-related data exploitation and assessment, information management, and managed security services.

•

Mobility solutions and services – Our mobility solutions and services provide end-to-end capability for the full lifecycle of mobility enablement, from development through sustainment. This includes a layered set of offerings within a framework that addresses back end provisioning through the cloud infrastructure through mission specific applications. We provide unique hardware and software mobility based solutions for the DoD, U.S. civilian agencies and the Intelligence Community. Our capabilities include end-to-end mobility architecture and design, cloud hosting, cloud provisioning and support, secure wireless transport, secure mobile device configuration and management of leading commercial smartphones and tablets, virtual desktops, and other mobile applications development, provisioning, delivery, and security vetting.

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

We carefully follow federal budget, legislative and contracting trends and activities and continually evolve our strategies to take these into consideration. The government is currently operating under a continuing resolution, scheduled to expire on March 31, 2013. If Congress and the Administration are unable to reach agreement to either change or delay sequestration, scheduled to take effect on January 2, 2013, reductions in both defense and civil agency expenditures will take place. While it is unclear whether sequestration will occur and what the exact impact of it would be, we are continuously reviewing our operations in an attempt to identify those programs that could be at risk so that we can make appropriate contingency plans. While we may experience reduced funding on some of our programs, we do not expect the cancellation of any of our major programs.

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

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,				Change
(dollars in thousands)	2012		2011		$	%
Department of Defense (DoD)	$705,061	75.7%	$733,267	79.3%	$(28,206)	(3.8)%
Federal civilian agencies	174,654	18.7	134,009	14.5	40,645	30.3
Commercial and other	48,201	5.2	52,982	5.7	(4,781)	(9.0)
State and local governments	3,320	0.4	4,137	0.5	(817)	(19.7)

Total	$931,236	100.0%	$924,395	100.0%	$6,841	0.7%

For the three months ended September 30, 2012, total revenue increased by 0.7 percent, or $6.8 million, over the same period a year ago. This increase in revenue resulted primarily from acquired revenue. Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the three months ended September 30, 2012 was $36.5 million. Revenue from existing operations decreased by 3.2 percent, or $29.7 million, for the three months ended September 30, 2012.

DoD revenue decreased 3.8 percent, or $28.2 million, for the three months ended September 30, 2012, as compared to the same period a year ago. The decline in DoD revenue is largely attributable to our reduced activities in Southwest Asia. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 30.3 percent, or $40.6 million, for the three months ended September 30, 2012, as compared to the same period a year ago. The aforementioned acquisitions accounted for 58.6 percent of this total growth, contributing $23.8 million.

Commercial and other revenue decreased 9.0 percent, or $4.8 million, during the three months ended September 30, 2012, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 68.4 percent, or $33.0 million, of total commercial revenue, while domestic operations accounted for 31.6 percent, or $15.2 million. Acquisitions accounted for $9.2 million of growth which was offset by a $12.0 million single product sale in the three month period ended September 30, 2011.

Revenue from state and local governments decreased by 19.7 percent, or $0.8 million, for the three months ended September 30, 2012, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended September 30, 2012 and 2011.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended September 30, 2012 and 2011, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended September 30,		Three Months Ended September 30,		Change
(dollars in thousands)	2012	2011	2012	2011	$	%
Revenue	$931,236	$924,395	100.0%	100.0%	$6,841	0.7%

Costs of revenue
Direct costs	645,637	634,931	69.3	68.7	10,706	1.7
Indirect costs and selling expenses	207,623	200,282	22.3	21.7	7,341	3.7
Depreciation and amortization	13,239	13,528	1.4	1.4	(289)	(2.1)

Total costs of revenue	866,499	848,741	93.0	91.8	17,758	2.1

Income from operations	64,737	75,654	7.0	8.2	(10,917)	(14.4)
Interest expense and other, net	6,782	5,600	0.8	0.6	1,182	21.1

Income before income taxes	57,955	70,054	6.2	7.6	(12,099)	(17.3)
Income taxes	21,965	27,941	2.4	3.0	(5,976)	(21.4)

Net income including portion attributable to noncontrolling interest in earnings of joint venture	35,990	42,113	3.8	4.6	(6,123)	(14.5)
Noncontrolling interest in earnings of joint venture	(282)	27	—	—	(309)	—

Net income attributable to CACI	$35,708	$42,140	3.8%	4.6%	$(6,432)	(15.3)%

Income from operations for the three months ended September 30, 2012 was $64.7 million. This was a decrease of $10.9 million, or 14.4 percent, from income from operations of $75.7 million for the three months ended September 30, 2011. Our operating margin of 7.0 percent for the period ended September 30, 2012 decreased from 8.2 percent during the period ended September 30, 2011. During the quarter ended September 30, 2011, we benefited from a single commercial product sale that generated $10.1 million in operating income.

As a percentage of revenue, direct costs were 69.3 percent and 68.7 percent for the three months ended September 30, 2012 and 2011, respectively. Direct costs include direct labor and other direct costs (ODCs), which include, among other costs, subcontracted labor and material purchases. ODCs are common in our industry and may vary from period to period. The single largest component of direct costs, direct labor, was $252.0 million and $236.8 million for the three months ended September 30, 2012 and 2011, respectively. This increase in direct labor was attributable to both acquisitions and organic growth. ODCs were $393.6 million and $398.2 million during the three months ended September 30, 2012 and 2011, respectively. This decrease was primarily driven by lower subcontractor labor during the three months ended September 30, 2012.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 22.3 percent and 21.7 percent for the three months ended September 30, 2012 and 2011, respectively. Total stock compensation expense, a component of indirect costs, was $2.4 million and $3.2 million for the three months ended September 30, 2012 and 2011, respectively.

Depreciation and amortization expense was $13.2 million and $13.5 million for the three months ended September 30, 2012 and 2011, respectively. The decrease of $0.3 million, or 2.1 percent, was primarily attributable to decreased amortization of intangible assets associated with prior year acquisitions, offset by increases in depreciation and amortization expense associated with our growing infrastructure.

Interest expense and other, net increased $1.2 million, or 21.1 percent, during the three months ended September 30, 2012 as compared to the same period a year ago. The increase was primarily attributable to an increase in outstanding debt.

The effective tax rate was 38.1 percent and 39.9 percent during the three months ended September 30, 2012 and 2011, respectively. The tax rate reported during the first quarter of both FY2013 and FY2012 was favorably impacted by non-taxable gains on assets invested in corporate owned life insurance (COLI) policies to date. If gains or losses on these investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2013.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs.

As of September 30, 2012, our Credit Facility was a $750.0 million credit facility, which included a $600.0 million revolving credit facility (the Revolving Facility), and a $150.0 million term loan (the Term Loan).

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $50.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. As of September 30, 2012, we had $263.0 million outstanding under the Revolving Facility, no borrowings on the swing line and no outstanding letters of credit. On October 26, 2012, we entered into a Lender Joinder and Increase Agreement (the Agreement) pursuant to which we exercised our right to increase the Revolving Facility by $150.0 million, bringing the total available under the Revolving Facility to $750.0 million. All other terms of the Credit Facility remained the same. The Revolving Facility matures on November 18, 2016.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $1.9 million through September 30, 2015 and $3.8 million through September 30, 2016, with the balance due in full on November 18, 2016. As of September 30, 2012, $136.9 million was outstanding under the Term Loan.

Subsequent to the October 26, 2012 Agreement, at any time and so long as no default has occurred, we have the right to increase the Term Loan or Revolving Facility in an aggregate principal amount of up to $150.0 million with applicable lender approvals.

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

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of September 30, 2012, none of the conditions permitting conversion of the Notes had been satisfied.

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

Cash and cash equivalents were $48.6 million and $15.7 million as of September 30, 2012 and June 30, 2012, respectively. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities. Working capital was $236.0 million and $200.9 million as of September 30, 2012 and June 30, 2012, respectively. Our operating cash flow was $67.7 million for the three months ended September 30, 2012 compared to $56.1 million for the same period a year ago. The current year increase in operating cash flow results from profits earned during the current year and our strong operational processes. Days-sales outstanding improved to 57 at September 30, 2012, compared to 58 days at September 30, 2011.

We used cash in investing activities of $49.2 million and $108.2 million for the three months ended September 30, 2012 and 2011, respectively. This decrease in cash used during the three months ended September 30, 2012 as compared to the same period a year ago was primarily because we completed one acquisition during the current quarter versus two completed during the same period a year ago.

Cash provided by financing activities was $14.1 million in the three months ended September 30, 2012 as compared to cash used of $83.7 million in the three months ended September 30, 2011. During the three months ended September 30, 2012, we had net borrowings of $136.1 million under our Credit Facility and used $124.4 million to repurchase 2.2 million shares of our common stock. During the three months ended September 30, 2011 we had net borrowings of $123.1 million under our Credit Facility. These borrowings along with our available cash balance funded our repurchase of 4.0 million shares of company stock for $209.7 million.

Cash flows from financing activities include proceeds received from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan totaling $1.9 million and $2.7 million during the three months ended September 30, 2012 and 2011, respectively.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, motor vehicles in the U.K., and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2012. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of September 30, 2012, we had no outstanding letters of credit. We have no other material off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. In April 2012, we entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $100 million related to a portion of our floating rate indebtedness. The agreements are effective beginning July 1, 2013 and mature July 1, 2017. All outstanding balances under our Term Loan, and any amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the three months ended September 30, 2012 would have fluctuated by approximately $1.0 million.

Approximately 3.5 percent and 3.0 percent of our total revenue in three months ended September 30, 2012 and 2011, respectively, was derived from our international operations headquartered in the U.K. Our practice in the U.K.-headquartered operation is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2012, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $8.5 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2012.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2012.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Al Shimari, et al. v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2012 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio. The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc. Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Since the filing of Registrant’s report described above, on October 12, 2012, the district court conducted a status conference at which the court asked the parties to prepare and submit a plan for discovery in the action. On October 25, 2012, the parties filed a joint discovery plan, which is pending.

We are vigorously defending the above-described legal proceeding, and, based on our present knowledge of the facts, believe the lawsuit is completely without merit.

Item 1A.	Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2012. There have been no material changes from the risk factors described in that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 2012	2,000,000	$56.01	2,000,000	—
August 2012	—	—	—	—
September 2012	—	—	—	—

Total	2,000,000	$56.01	2,000,000	—

(1)	In June 2012, our Board of Directors authorized a stock repurchase program (the Program) under which we could repurchase up to 4 million shares of our common stock. Two million shares were repurchased in June 2012. The remaining 2 million shares as of June 30, 2012 were repurchased in July 2012. The average price for all 4 million shares repurchased under the Program was $53.72 per share.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

None

Item 5.	Other Information

None

Item 6.	Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company		8-K	July 11, 2003	4.1

10.1	Lender Joinder and Increase Agreement dated October 26, 2012 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks		8-K	October 31, 2012	10.4

10.2	Employment Agreement between Daniel D. Allen and CACI International Inc effective July 1, 2012	X

31.1	Section 302 Certification Daniel D. Allen	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Daniel D. Allen	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101	The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: November 2, 2012	By:	/s/ Daniel D. Allen
Daniel D. Allen
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 2, 2012	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 2, 2012	By:	/s/ Carol P. Hanna
Carol P. Hanna
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)