Form 10-Q
period 2012-12-31
CACI INTERNATIONAL INC /DE/
filed 2013-02-01
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of January 30, 2013: CACI International Inc Common Stock, $0.10 par value, 23,011,448 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,
	2012	2011
Revenue	$931,627	$973,243

Costs of revenue:
Direct costs	639,649	679,398
Indirect costs and selling expenses	209,068	204,541
Depreciation and amortization	13,328	14,598

Total costs of revenue	862,045	898,537

Income from operations	69,582	74,706
Interest expense and other, net	6,231	6,538

Income before income taxes	63,351	68,168
Income taxes	23,371	26,888

Net income including portion attributable to noncontrolling interest in earnings of joint venture	39,980	41,280
Noncontrolling interest in earnings of joint venture	(304)	(219)

Net income attributable to CACI	$39,676	$41,061

Basic earnings per share	$1.74	$1.55

Diluted earnings per share	$1.69	$1.51

Weighted-average basic shares outstanding	22,852	26,450

Weighted-average diluted shares outstanding	23,537	27,270

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended December 31,
	2012	2011
Revenue	$1,862,863	$1,897,638

Costs of revenue:
Direct costs	1,285,286	1,314,329
Indirect costs and selling expenses	416,691	404,823
Depreciation and amortization	26,567	28,126

Total costs of revenue	1,728,544	1,747,278

Income from operations	134,319	150,360
Interest expense and other, net	13,013	12,138

Income before income taxes	121,306	138,222
Income taxes	45,336	54,829

Net income including portion attributable to noncontrolling interest in earnings of joint venture	75,970	83,393
Noncontrolling interest in earnings of joint venture	(586)	(192)

Net income attributable to CACI	$75,384	$83,201

Basic earnings per share	$3.29	$3.01

Diluted earnings per share	$3.17	$2.91

Weighted-average basic shares outstanding	22,942	27,683

Weighted-average diluted shares outstanding	23,758	28,556

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$39,980	$41,280	$75,970	$83,393
Change in foreign currency translation adjustment	295	(1,026)	3,840	(3,960)
Change in fair value of interest rate swap agreement	(36)	—	(626)	—
Effects of changes in actuarial assumptions and recognition of prior service cost	—	(27)	—	(27)

Comprehensive income including portion attributable to noncontrolling interest in earnings of joint venture	40,239	40,227	79,184	79,406
Noncontrolling interest in earnings of joint venture	(304)	(219)	(586)	(192)

Comprehensive income attributable to CACI	$39,935	$40,008	$78,598	$79,214

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$37,509	$15,740
Accounts receivable, net	609,969	628,842
Deferred income taxes	18,223	16,747
Prepaid expenses and other current assets	33,634	24,463

Total current assets	699,335	685,792
Goodwill	1,481,555	1,406,953
Intangible assets, net	119,782	114,816
Property and equipment, net	70,393	67,449
Supplemental retirement savings plan assets	87,506	77,371
Other long-term assets	40,995	35,841

Total assets	$2,499,566	$2,388,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$7,500
Accounts payable	132,210	149,549
Accrued compensation and benefits	161,669	180,871
Other accrued expenses and current liabilities	134,947	147,009

Total current liabilities	436,326	484,929
Long-term debt, net of current portion	695,237	527,307
Supplemental retirement savings plan obligations, net of current portion	74,925	73,176
Deferred income taxes	105,420	86,414
Other long-term liabilities	59,247	51,951

Total liabilities	1,371,155	1,223,777

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 40,906 and 40,626 shares issued, respectively	4,091	4,062
Additional paid-in capital	522,513	525,121
Retained earnings	1,181,333	1,105,949
Accumulated other comprehensive loss	(4,620)	(7,834)
Treasury stock, at cost (17,951 and 15,988 shares, respectively)	(577,198)	(465,303)

Total CACI shareholders’ equity	1,126,119	1,161,995
Noncontrolling interest in joint venture	2,292	2,450

Total shareholders’ equity	1,128,411	1,164,445

Total liabilities and shareholders’ equity	$2,499,566	$2,388,222

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$75,970	$83,393
Reconciliation of net income including portion attributable to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	26,567	28,126
Non-cash interest expense	6,325	5,910
Amortization of deferred financing costs	1,012	1,248
Stock-based compensation expense	5,901	7,243
Deferred income tax expense	9,866	14,162
Distribution of earnings from unconsolidated joint venture	3,545	—
Equity in earnings of unconsolidated joint venture	(1,319)	(661)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	39,114	(69,232)
Prepaid expenses and other assets	(14,749)	(1,385)
Accounts payable and other accrued expenses	(26,794)	47,861
Accrued compensation and benefits	(32,219)	(24,263)
Income taxes payable and receivable	(13,940)	(10,091)
Supplemental retirement savings plan obligations and other long-term liabilities	12,267	3,030

Net cash provided by operating activities	91,546	85,341

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,032)	(7,138)
Cash paid for business acquisitions, net of cash acquired	(100,062)	(171,811)
Investment in unconsolidated joint venture	(1,421)	—
Other	(1,012)	(765)

Net cash used in investing activities	(112,527)	(179,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities, net of financing costs	706,888	625,251
Principal payments made under bank credit facilities	(546,250)	(445,250)
Payment of contingent consideration	—	(20,255)
Proceeds from employee stock purchase plans	2,495	2,205
Proceeds from exercise of stock options	4,742	2,700
Repurchases of common stock	(125,411)	(209,680)
Other	(120)	(695)

Net cash provided by (used in) financing activities	42,344	(45,724)

Effect of exchange rate changes on cash and cash equivalents	406	(675)

Net increase (decrease) in cash and cash equivalents	21,769	(140,772)
Cash and cash equivalents, beginning of period	15,740	164,817

Cash and cash equivalents, end of period	$37,509	$24,045

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$48,645	$49,721

Cash paid during the period for interest	$6,684	$6,531

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	$2,216	$3,947

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

Under ASC 855, Subsequent Events, the Company is required to assess the existence or occurrence of any events occurring after December 31, 2012 that may require recognition or disclosure in the financial statements as of and for the three and six months ended December 31, 2012. The Company has evaluated all events and transactions that occurred after December 31, 2012, and found that during this period it did not have any subsequent events requiring financial statement recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of December 31, 2012 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities. The fair value of the Company’s $300.0 million of 2.125 percent convertible senior subordinated notes issued May 16, 2007 and that mature on May 16, 2014 (the Notes) is based on quoted market prices using Level 1 inputs. See Notes 5 and 11.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2012. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

2.	New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which amends ASC Topic 220, Comprehensive Income. This accounting update requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance became effective for the Company on July 1, 2012. The Company is presenting the components of net income and other comprehensive income in separate, but consecutive statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08), which simplifies how an entity tests goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Accordingly, an entity will no longer be required to calculate the fair value of a reporting unit in the step one test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for the Company for its goodwill impairment tests performed for the fiscal year ending June 30, 2013. The adoption of this ASU is not expected to impact the Company’s consolidated financial statements.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.	Acquisitions

During the six months ended December 31, 2012, the Company completed the acquisitions of Delta Solutions and Technologies, Inc. (Delta) (on July 2, 2012), Emergint Technologies, Inc. (Emergint) (on November 30, 2012) and IDL Solutions, Inc. (IDL) (on December 31, 2012). Delta is a provider of financial management and business services to the federal government. Emergint is a provider of emerging technology solutions focused on the data-driven needs of national health organizations. IDL is a provider of information technology solutions, applications, and mission-critical systems support to healthcare IT clients and other civilian agencies. The estimated total purchase consideration for all three acquisitions, including payments made at closing and an estimate of payments to be made based on the closing date net worth of the assets acquired, is $106.8 million. The Company has completed its valuation of Delta and is in the process of finalizing its valuations of Emergint and IDL. The Company has recognized the estimated fair values of the assets acquired and liabilities assumed and has preliminarily allocated $71.5 million to goodwill and $19.9 million to other intangible assets, primarily customer contracts. The value attributable to customer contracts is being amortized on an accelerated basis over 15 years from each acquisition date. The acquired businesses generated $28.7 million of revenue from their dates of acquisition through December 31, 2012.

4.	Intangible Assets

Intangible assets increased due to the Delta, Emergint and IDL acquisitions (see Note 3) and consisted of the following (in thousands):

	December 31, 2012	June 30, 2012
Customer contracts and related customer relationships	$351,933	$331,548
Acquired technologies	27,177	27,177
Covenants not to compete	3,401	3,401
Other	1,639	1,639

Intangible assets	384,150	363,765
Less accumulated amortization	(264,368)	(248,949)

Total intangible assets, net	$119,782	$114,816

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years. The weighted-average period of amortization for all customer contracts and related customer relationships as of December 31, 2012 is 9.0 years, and the weighted-average remaining period of amortization is 8.2 years. The weighted-average period of amortization for acquired technologies as of December 31, 2012 is 6.7 years, and the weighted-average remaining period of amortization is 5.4 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2013, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2013 (six months)	$15,254
2014	25,702
2015	20,045
2016	15,202
2017	13,088
Thereafter	30,491

Total intangible assets, net	$119,782

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2012	June 30, 2012
Convertible notes payable	$300,000	$300,000
Bank credit facility – Term Loan	135,000	138,750
Bank credit facility – Revolving Facility	290,000	125,000

Principal amount of long-term debt	725,000	563,750
Less unamortized discount	(17,964)	(24,289)
Less unamortized debt issuance costs	(4,299)	(4,654)

Total long-term debt	702,737	534,807
Less current portion	(7,500)	(7,500)

Long-term debt, net of current portion	$695,237	$527,307

The Company reclassified $4.7 million of debt issuance costs from other long-term assets to a reduction of long-term debt as of June 30, 2012.

Bank Credit Facility

As of December 31, 2012, the Company had a $900.0 million credit facility (the Credit Facility), which consisted of a $750.0 million revolving credit facility (the Revolving Facility) and a $150.0 million term loan (the Term Loan).

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $50.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. As of December 31, 2012, the Company had $290.0 million outstanding under the Revolving Facility, no borrowings on the swing line and no outstanding letters of credit. The Credit Facility was initially entered into on October 21, 2010 and replaced the Company’s then outstanding term loan and revolving credit facility. On October 26, 2012, the Company entered into a Lender Joinder and Increase Agreement (the Agreement) pursuant to which it exercised its right to increase the Revolving Facility by $150.0 million, bringing the total available under the Revolving Facility to $750.0 million. All other terms of the Credit Facility remained the same. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility. The Revolving Facility matures on November 18, 2016.

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

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon the Company’s consolidated total leverage ratio. As of December 31, 2012, the effective interest rate, excluding the effect of amortization of debt issuance costs, for the outstanding borrowings under the Credit Facility was 1.71 percent.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of December 31, 2012, the Company had capitalized $7.9 million of debt issuance costs associated with the Credit Facility. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. As of December 31, 2012, $3.4 million of the unamortized balance is included in long-term debt and $1.6 million is included in other long-term assets.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of December 31, 2012, none of the conditions permitting conversion of the Notes had been satisfied.

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

The fair value of the liability component of the Notes was calculated to be $221.9 million at May 16, 2007, the date of issuance. The excess of the $300.0 million of gross proceeds over the $221.9 million fair value of the liability component, or $78.1 million, represents the fair value of the equity component, which was recorded, net of income tax effect, as additional paid-in capital within shareholders’ equity. This $78.1 million difference represents a debt discount that is amortized over the seven-year term of the Notes as a non-cash component of interest expense. For the three and six months ended December 31, 2012 and 2011, the components of interest expense related to the Notes were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Coupon interest	$1,594	$1,594	$3,188	$3,188
Non-cash amortization of discount	3,185	2,976	6,325	5,910
Amortization of issuance costs	205	205	410	410

Total	$4,984	$4,775	$9,923	$9,508

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The balance of the unamortized discount as of December 31, 2012 and June 30, 2012, was $18.0 million and $24.3 million, respectively. The discount will continue to be amortized as additional, non-cash interest expense over the remaining term of the Notes (through May 1, 2014) using the effective interest method as follows (in thousands):

Fiscal year ending June 30,	Amount Amortized During Period
2013 (six months)	$6,543
2014	11,421

$17,964

The fair value of the Notes as of December 31, 2012 was $337.2 million based on quoted market values.

The contingently issuable shares that may result from the conversion of the Notes were not included in CACI’s diluted share count for the three month period ended December 31, 2012 because CACI’s average stock price for that period was below the conversion price of $54.65 per share. The contingently issuable shares that may result from the conversion of the Notes were included in CACI’s diluted share count for the six month period ended December 31, 2012 because CACI’s average stock price during the three month period ended September 30, 2012 was above the conversion price of $54.65 per share. The contingently issuable shares were included in CACI’s diluted share count for the three and six months ended December 31, 2011 because CACI’s average stock price during those periods was above the conversion price of $54.65 per share. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs attributable to the embedded conversion option was recorded in additional paid-in capital. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

The effect of derivative instruments in the condensed consolidated statements of operations and accumulated other comprehensive loss for the three and six months ended December 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Loss recognized in other comprehensive income	$36	$—	$626	$—

Loss reclassified to earnings from accumulated other comprehensive loss	$—	$—	$—	$—

The aggregate maturities of long-term debt at December 31, 2012 are as follows (in thousands):

Twelve months ending December 31,
2013	$7,500
2014	307,500
2015	9,375
2016	400,625

725,000
Less unamortized discount	(17,964)
Less unamortized debt issuance costs	(4,299)

Total long-term debt	$702,737

6.	Commitments and Contingencies

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

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the DCAA. The DCAA is currently in the process of auditing the Company’s incurred cost submissions for the years ended June 30, 2006 through 2008. In the opinion of management, audit adjustments that may result from audits not yet completed or started are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In December 2010, the Defense Contract Management Agency (DCMA) issued a letter to the Company with its determination that the Company improperly allocated certain legal costs incurred arising out of the Company’s work in Iraq from 2003 to 2005. The Company did not agree with the DCMA’s findings and, on March 9, 2011, filed a Notice of Appeal in the Armed Services Board of Contract Appeals (ASBCA). The parties negotiated a settlement in August 2012 resolving the matter. The parties filed a joint motion to dismiss the Company’s ASBCA appeal which was approved on October 2, 2012. The DCMA determined the cost impact of the Company’s cost allocation practices to be immaterial.

On March 26, 2012, the Company received a subpoena from the Defense Criminal Investigative Service seeking documents related to one of the Company’s contracts for the period of January 1, 2007 through March 26, 2012. The Company is providing documents responsive to the subpoena and cooperating fully with the government’s investigation. The Company has accrued its current best estimate of the potential outcome within its estimated range of zero to $1.8 million.

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

7.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Stock-based compensation included in indirect costs and selling expenses:
Restricted stock and restricted stock unit (RSU) expense	$3,327	$3,620	$5,481	$6,226
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	174	411	420	1,017

Total stock-based compensation expense	$3,501	$4,031	$5,901	$7,243

Income tax benefit recognized for stock-based compensation expense	$1,302	$1,596	$2,216	$2,877

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Annual grants under the 2006 Plan are generally made to the Company’s key employees during the first quarter of the Company’s fiscal year and to members of the Company’s Board of Directors during the second quarter of the Company’s fiscal year. In addition, the Company may issue, with the approval of its Chief Executive Officer, equity instruments to other employees, including strategic new hires. In September 2012, the Company made its annual grant to its key employees consisting of 238,810 Performance Restricted Stock Units (PRSUs). The final number of such performance-based RSUs which will be considered earned by the participants and eventually vest is based on the achievement of a specified Net After Tax Profit (NATP) for the year ending June 30, 2013 and on the average share price of Company stock for the 90 day period ending September 14, 2013 as compared to the average share price for the 90 day period ended September 14, 2012. No PRSUs will be earned if the specified NATP for the fiscal year ending June 30, 2013 is not met. If NATP for the year ending June 30, 2013 exceeds the specified NATP and the average share price of the Company’s stock for the 90 day period ending September 14, 2013 exceeds the average share price of the Company’s stock for the 90 day period ending September 14, 2012 by 50 percent or more then an additional 238,810 RSUs could be earned by participants. This is the maximum number of additional RSUs that can be earned related to the September 2012 annual grant. In addition to the performance and market conditions, there is a service vesting condition which stipulates that 50 percent of the earned award will vest on September 1, 2015 and 50 percent of the earned award will vest on September 1, 2016, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon retirement, as defined.

The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan is 12,450,000 as of December 31, 2012. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of December 31, 2012, cumulative grants of 12,591,046 equity instruments underlying the shares authorized have been awarded, and 3,673,200 of these instruments have been forfeited.

Activity related to SSARs/non-qualified stock options and RSUs/restricted shares during the six months ended December 31, 2012 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs/ Restricted Shares
Outstanding, June 30, 2012	1,683,698	1,651,321
Granted	—	284,637
Exercised/Issued	(489,429)	(224,896)
Forfeited/Lapsed	(551,124)	(543,360)

Outstanding, December 31, 2012	643,145	1,167,702

Weighted average grant date fair value for RSUs/restricted shares granted during the six months ended December 31, 2012		$65.77

As of December 31, 2012, there was $0.4 million of total unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted average period of 0.6 years, and $27.5 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 2.7 years.

8.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive, including stock options and SSARs with an exercise price greater than the average market price of the Company’s common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are no longer subject to a market or performance condition. The total number of weighted-average common stock equivalents excluded from the diluted per share computations due to their anti-dilutive effects were 0.3 million and 0.8 million for the three months ended December 31, 2012 and 2011, respectively and 0.3 million and 2.2 million for the six months ended December 31, 2012 and 2011, respectively. The PRSUs granted in September 2012 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares. These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved. The shares underlying the Notes were not included in the computation of

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

diluted earnings per share for the three months ended December 31, 2012 because the average share price was below the conversion price during that period. The shares underlying the Notes were included in the computation of diluted earnings per share for the six months ended December 31, 2012 because the average share price was above the conversion price during the three month period ended September 30, 2012 and included in the computation of diluted earnings per share for the three and six months ended December 31, 2011 because the average share price was above the conversion price during those periods.

The Warrants were excluded from the computation of diluted earnings per share during all periods presented because the Warrants’ exercise price of $68.31 was greater than the average market price of a share of Company common stock during the three and six months periods ended December 31, 2012 and 2011. The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income attributable to CACI	$39,676	$41,061	$75,384	$83,201

Weighted average number of basic shares outstanding during the period	22,852	26,450	22,942	27,683
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	685	816	810	871
Dilutive effect of the Notes	—	4	6	2

Weighted average number of diluted shares outstanding during the period	23,537	27,270	23,758	28,556

Basic earnings per share	$1.74	$1.55	$3.29	$3.01

Diluted earnings per share	$1.69	$1.51	$3.17	$2.91

During the year ended June 30, 2012, the Company repurchased 6 million shares of its common stock under two share repurchase plans previously approved by its Board of Directors to repurchase up to 8 million shares in total. The remaining 2 million shares as of June 30, 2012 were repurchased in July 2012.

9.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company is currently under examination by three state jurisdictions and one foreign jurisdiction for years ended June 30, 2003 through June 30, 2011. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of December 31, 2012 and June 30, 2012 was $8.0 million and $7.0 million, respectively. Of the $8.0 million unrecognized tax benefit at December 31, 2012, $2.6 million, if recognized, would impact the Company’s effective tax rate.

10.	Business Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide professional services and information technology solutions to its customers. Its customers are primarily U.S. federal government agencies. The Company does not measure revenue or profit by its major service offerings, either for internal management or external financial reporting purposes, as it would be impractical to do so. In many cases more than one offering is provided under a single contract, to a single customer, or by a single employee or group of employees, and segregating the costs of the service offerings in situations for which it is not required would be difficult and costly. The Company also serves customers in the commercial and state and local government sectors and, from time to time, serves a number of agencies of foreign governments. The Company places employees in locations around the world in support of its clients. International operations offer services to both commercial and non-U.S. government customers primarily through the Company’s knowledge management solutions, business system solutions, and enterprise IT solutions service offerings. The Company evaluates the performance of its

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

operating segments based on net income. Summarized financial information concerning the Company’s reportable segments is as follows (in thousands):

	Domestic	International	Total
Three Months Ended December 31, 2012
Revenue from external customers	$897,346	$34,281	$931,627
Net income attributable to CACI	37,010	2,666	39,676
Three Months Ended December 31, 2011
Revenue from external customers	$948,235	$25,008	$973,243
Net income attributable to CACI	39,434	1,627	41,061
Six Months Ended December 31, 2012
Revenue from external customers	$1,795,630	$67,233	$1,862,863
Net income attributable to CACI	70,417	4,967	75,384
Six Months Ended December 31, 2011
Revenue from external customers	$1,844,956	$52,682	$1,897,638
Net income attributable to CACI	79,829	3,372	83,201

11.	Fair Value of Financial Instruments

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

The Company’s financial instruments measured at fair value included non-corporate owned life insurance (COLI) money market investments and mutual funds held in the Company’s supplemental retirement savings plan (the Supplemental Savings Plan), contingent consideration in connection with past acquisitions and interest rate swap agreements. Contingent consideration recorded at December 31, 2012 and June 30, 2012 related to the February 1, 2012 U.K. acquisition of Tomorrow Communications, Ltd (TCL). The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and June 30, 2012, and the level they fall within the fair value hierarchy (in thousands):

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	December 31, 2012	June 30, 2012
			Fair Value
Non-COLI assets held in connection with the Supplemental Savings Plan	Long-term asset	Level 1	$5,833	$6,123
Contingent Consideration	Current liability	Level 3	$3,222	$3,055
Contingent Consideration	Other long-term liabilities	Level 3	$3,104	$2,942
Interest rate swap agreements	Other long-term liabilities	Level 2	$3,228	$2,196

Changes in the fair value of the assets held in connection with the Supplemental Savings Plan are recorded in indirect costs and selling expenses.

Contingent consideration at December 31, 2012 and June 30, 2012 related to the requirement that the Company pay contingent consideration in the event TCL achieved certain specified earnings results during the one year period subsequent to acquisition. The Company determined the fair value of contingent consideration as of the acquisition date using a valuation model which included the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each reporting period, the fair value of the contingent consideration is remeasured and any changes are recorded in indirect costs and selling expenses. During the three and six months ended December 31, 2012, this remeasurement did not result in a significant change to the liability recorded. The maximum contingent consideration associated with the TCL acquisition is approximately $6.5 million. During the three and six months ended December 31, 2011, this remeasurement resulted in a $0.2 million increase and a $0.5 million decrease, respectively, in the liability recorded as of that date, related to prior acquisitions.

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

We derived 94.4 percent and 94.6 percent of our revenue during the six months ended December 31, 2012 and 2011, respectively, from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments and commercial customers. We provide the following information solutions and services to our clients:

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

•

Knowledge management solutions – We deliver a full spectrum of information solutions and services that automate the knowledge management lifecycle, from data capture through information analysis and from understanding through decision. We provide state-of-the-art commercial-off-the-shelf (COTS) and custom-developed technology, business process analysis, and consulting services. These services and solutions capture, transform, and organize data and information to help clients successfully navigate from data to decision. Our knowledge management solutions are complemented by a suite of analytical expertise support offerings for our clients in the homeland security and intelligence communities, Department of Defense (DoD), Department of Justice (DoJ) and other federal agencies.

•

Business system solutions – We provide the full range of information solutions and services required to plan, manage, architect, develop, deploy, and sustain the complex, integrated system solutions that the DoD and federal civilian agencies need to accomplish their transformation goals and achieve ever-increasing efficiency and effectiveness in their mission functions and business operations. Working in the domains of procurement, financial management, human capital management, and logistics and supply chain management, we have implemented enterprise-level system solutions for over 100 federal agencies. From complex COTS enterprise resource planning integrations to custom service-oriented architecture-based solutions that address unique federal mission support needs, we bring disciplined industry best practices, advanced technology, and a deep understanding of federal processes and their unique compliance constraints.

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

•

Geospatial solutions – We support the collection, processing, exploitation, analysis and dissemination of geospatial information relating to defense, intelligence, homeland security, federal civilian, and commercial applications. We use imagery and other collected data from government and commercial sources to produce hardcopy and digital maps, value added enhanced imagery, 3-dimensional products, and rapid response reporting and notification. Our geospatial solutions employ advanced analytical training, focused tools and applications development, and feature database extraction and maintenance. We provide time-proven expertise in multi-source data analysis and conflation, diverse sensor exploitation, intelligence analysis, and geographic information system (GIS) integration and deployment. We offer mobile solutions and secure web-based data accessibility and subscription services on an enterprise scale.

•

Investigation and litigation support solutions – We support government investigations and litigations in support of the Securities and Exchange Commission, the DoJ, and numerous other federal agencies with full service technology solutions. Using comprehensive training to carefully honed processes and procedures, we help attorneys acquire, organize, develop, control, and present evidence throughout the course of litigations, from pre-filing investigation, through complaint, discovery, and trial, to post-trial briefs, review, and appeals. Our portfolio of legal-support offerings includes: cloud hosting (on-line, evidentiary information management to rapidly enable data storage and accessibility); e-discovery consulting and support; data forensic extraction and analysis; document/data capture and processing; database development, population, and maintenance; pre-trial, trial and post-trial support; case management; training; claims processing and management; and Freedom of Information Act (FOIA) support.

•

Health and Healthcare IT solutions – We meet the steadily accelerating demand for new healthcare strategies and technologies throughout the federal healthcare market and its constituents. We provide transformational functional subject matter expertise and health IT services to the Department of Veterans Affairs, the Department of Defense Military Health System, and the Department of Health and Human Services. Building on our past experience in public health and medical logistics support, we provide solutions that unify federal healthcare delivery and support for military service personnel, veterans and their beneficiaries. Our capabilities include healthcare information technology systems, such as designing, developing and integrating virtual electronic health records; building components of our nation’s bioterrorism preparedness and alerting network; collecting, integrating and managing clinical data to support retrospective and prospective research; and providing public health informatics, as well as all aspects of healthcare administration, logistics and facility management.

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

•

Program management and systems engineering and technical assistance (SETA) services – We support U.S. government Program Executive Offices and Program Management Offices via subject matter experts and comprehensive technical management processes that optimize program resources. This includes translating operational requirements into configured systems, integrating technical inputs, characterizing and managing risk, transitioning technology into programs, and verifying that designs meet operational needs, through the application of internationally recognized and accepted standards. Additionally, we provide SETA and advisory and assistance services that include contract and acquisition management, operations support, architecture and system engineering services, project and portfolio management, strategy and policy support, and complex trade analyses.

We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. The government is currently operating under a continuing resolution, scheduled to expire on March 27, 2013. If Congress and the Administration are unable to reach agreement to either change or delay sequestration, currently scheduled to take effect on March 1, 2013, reductions in both defense and civil agency expenditures will take place. While it is unclear whether sequestration will occur and what the exact impact of it would be, we have already begun to see our federal government customers becoming more cautious with contract awards and spending and we expect this behavior to continue until the uncertainties are resolved. We are continuously reviewing our operations in an attempt to identify those programs that could be at risk so that we can make appropriate contingency plans. While we are already experiencing reduced funding on some of our programs, and may see further reductions, we do not expect the cancellation of any of our major programs.

We also continue to face some uncertainties due to the current general business environment, and we continue to see a number of protests of major contract awards and delays in government procurement activities. In addition, many of our federal government contracts require us to employ personnel with security clearances, specific levels of education and specific past work experience. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense. In addition, a shift of expenditures away from programs that we support could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty, or to decide not to exercise options to renew contracts. Additional factors that could affect our federal government contracting business include an increase in set-asides for small businesses and budgetary priorities limiting or delaying federal government spending in general. In addition, future gains or losses on assets invested in corporate-owned life insurance (COLI) policies could cause fluctuations in our income tax expense.

Results of Operations for the Three Months Ended December 31, 2012 and 2011

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended December 31, 2012 and 2011, respectively:

	Three Months Ended December 31,				Change
(dollars in thousands)	2012		2011		$	%
Department of Defense (DoD)	$703,479	75.5%	$768,667	79.0%	$(65,188)	(8.5)%
Federal civilian agencies	175,773	18.9	159,132	16.3	16,641	10.5
Commercial and other	48,398	5.2	41,723	4.3	6,675	16.0
State and local governments	3,977	0.4	3,721	0.4	256	6.9

Total	$931,627	100.0%	$973,243	100.0%	$(41,616)	(4.3)%

For the three months ended December 31, 2012, total revenue decreased by 4.3 percent, or $41.6 million, over the same period a year ago. This decrease in revenue resulted from a decrease in DoD revenue.

Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the three months ended December 31, 2012 was $25.1 million. Revenue from existing operations decreased by 6.9 percent, or $66.7 million, for the three months ended December 31, 2012.

DoD revenue decreased 8.5 percent, or $65.2 million, for the three months ended December 31, 2012, as compared to the same period a year ago. The decline in DoD revenue is largely attributable to lower subcontractor other direct costs (ODCs) as a result of the draw down in Afghanistan. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 10.5 percent, or $16.6 million, for the three months ended December 31, 2012, as compared to the same period a year ago. The aforementioned acquisitions accounted for 96 percent of this total growth, contributing $16.0 million.

Commercial and other revenue increased 16.0 percent, or $6.7 million, during the three months ended December 31, 2012, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 70.8 percent, or $34.3 million, of total commercial revenue, while domestic operations accounted for 29.2 percent, or $14.1 million. International acquisitions accounted for $9.0 million of growth.

Revenue from state and local governments increased by 6.9 percent, or $0.3 million, for the three months ended December 31, 2012, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended December 31, 2012 and 2011.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended December 31, 2012 and 2011, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended December 31,		Three Months Ended December 31,		Change
(dollars in thousands)	2012	2011	2012	2011	$	%
Revenue	$931,627	$973,243	100.0%	100.0%	$(41,616)	(4.3)%

Costs of revenue
Direct costs	639,649	679,398	68.7	69.8	(39,749)	(5.9)
Indirect costs and selling expenses	209,068	204,541	22.4	21.0	4,527	2.2
Depreciation and amortization	13,328	14,598	1.4	1.5	(1,270)	(8.7)

Total costs of revenue	862,045	898,537	92.5	92.3	(36,492)	(4.1)

Income from operations	69,582	74,706	7.5	7.7	(5,124)	(6.9)
Interest expense and other, net	6,231	6,538	0.7	0.7	(307)	(4.7)

Income before income taxes	63,351	68,168	6.8	7.0	(4,817)	(7.1)
Income taxes	23,371	26,888	2.5	2.8	(3,517)	(13.1)

Net income including portion attributable to noncontrolling interest in earnings of joint venture	39,980	41,280	4.3	4.2	(1,300)	(3.1)
Noncontrolling interest in earnings of joint venture	(304)	(219)	—	—	(85)

Net income attributable to CACI	$39,676	$41,061	4.3%	4.2%	$(1,385)	(3.4)%

Income from operations for the three months ended December 31, 2012 was $69.6 million. This was a decrease of $5.1 million, or 6.9 percent, from income from operations of $74.7 million for the three months ended December 31, 2011. Our operating margin of 7.5 percent for the period ended December 31, 2012 decreased from 7.7 percent during the period ended December 31, 2011.

As a percentage of revenue, direct costs were 68.7 percent and 69.8 percent for the three months ended December 31, 2012 and 2011, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontracted labor and material purchases. ODCs are common in our industry and may vary from period to period. The single largest component of direct costs, direct labor, was $249.0 million and $236.9 million for the three months ended December 31, 2012 and 2011, respectively. This increase in direct labor was attributable to both acquisitions and organic growth. ODCs were $390.6 million and $442.5 million during the three months ended December 31, 2012 and 2011, respectively. This decrease was primarily driven by lower subcontractor ODCs during the three months ended December 31, 2012 as a result of the draw down in Afghanistan.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 22.4 percent and 21.0 percent for the three months ended December 31, 2012 and 2011, respectively. Total stock compensation expense, a component of indirect costs, was $3.5 million and $4.0 million for the three months ended December 31, 2012 and 2011, respectively.

Depreciation and amortization expense was $13.3 million and $14.6 million for the three months ended December 31, 2012 and 2011, respectively. The decrease of $1.3 million, or 8.7 percent, was primarily attributable to decreased amortization of intangible assets associated with prior year acquisitions, offset by increases in depreciation and amortization expense associated with our growing infrastructure.

Interest expense and other, net decreased $0.3 million, or 4.7 percent, during the three months ended December 31, 2012 as compared to the same period a year ago.

The effective tax rate was 37.1 percent and 39.6 percent during the three months ended December 31, 2012 and 2011, respectively. The tax rate reported during the second quarter of FY2013 was favorably impacted by non-taxable gains on assets invested in COLI policies during the six months ended December 31, 2012. If gains or losses on these investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2013.

Results of Operations for the Six Months Ended December 31, 2012 and 2011

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the six months ended December 31, 2012 and 2011, respectively:

	Six Months Ended December 31,				Change
(amounts in thousands)	2012		2011		$	%
Department of Defense	$1,408,540	75.6%	$1,501,934	79.2%	$(93,394)	(6.2)%
Federal civilian agencies	350,427	18.8	293,141	15.4	57,286	19.5
Commercial and other	96,599	5.2	94,705	5.0	1,894	2.0
State and local governments	7,297	0.4	7,858	0.4	(561)	(7.1)

Total	$1,862,863	100.0%	$1,897,638	100.0%	$(34,775)	(1.8)%

For the six months ended December 31, 2012, total revenue decreased by 1.8 percent, or $34.8 million, over the same period a year ago. This decrease in revenue is attributable to a decrease in DoD revenue.

Our acquired revenue in the six months ended December 31, 2012 was $61.6 million. Revenue from existing operations decreased by 5.1 percent or $96.4 million, for the six months ended December 31, 2012. This decrease was caused primarily by a decrease in subcontractor ODCs. In addition, during the six months ended December 31, 2011, we had a commercial product sale that generated $12.0 million in revenue.

DoD revenue decreased 6.2 percent, or $93.4 million, for the six months ended December 31, 2012, as compared to the same period a year ago. The decrease was primarily attributable to lower subcontractor ODCs as a result of the draw down in Afghanistan.

Revenue from federal civilian agencies increased 19.5 percent, or $57.3 million, for the six months ended December 31, 2012, as compared to the same period a year ago. Of the federal civilian agency revenue growth, $17.5 million was attributable to existing operations and $39.8 million was attributable to acquisitions. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 2.0 percent, or $1.9 million, during the six months ended December 31, 2012, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 69.6 percent, or $67.2 million, of total commercial revenue, while domestic operations accounted for 30.4 percent, or $29.4 million. International acquisitions accounted for $18.2 million of the growth which was offset by a $12.0 million single product sale in the six month period ended December 31, 2011.

Revenue from state and local governments decreased by 7.1 percent, or $0.6 million, for the six months ended December 31, 2012, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the six months ended December 31, 2012 and 2011.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the six months ended December 31, 2012 and 2011, respectively.

	Dollar Amount		Percentage of Revenue
	Six Months Ended December 31,		Six Months Ended December 31,		Change
(dollars in thousands)	2012	2011	2012	2011	$	%
Revenue	$1,862,863	$1,897,638	100.0%	100.0%	$(34,775)	(1.8)%

Costs of revenue
Direct costs	1,285,286	1,314,329	69.0	69.3	(29,043)	(2.2)
Indirect costs and selling expenses	416,691	404,823	22.4	21.3	11,868	2.9
Depreciation and amortization	26,567	28,126	1.4	1.5	(1,559)	(5.5)

Total costs of revenue	1,728,544	1,747,278	92.8	92.1	(18,734)	(1.1)

Income from operations	134,319	150,360	7.2	7.9	(16,041)	(10.7)
Interest expense and other, net	13,013	12,138	0.7	0.6	875	7.2

Income before income taxes	121,306	138,222	6.5	7.3	(16,916)	(12.2)
Income taxes	45,336	54,829	2.4	2.9	(9,493)	(17.3)

Net income including portion attributable to noncontrolling interest in earnings of joint venture	75,970	83,393	4.1	4.4	(7,423)	(8.9)
Noncontrolling interest in earnings of joint venture	(586)	(192)	—	—	(394)

Net income attributable to CACI	$75,384	$83,201	4.1%	4.4%	$(7,817)	(9.4)%

Income from operations for the six months ended December 31, 2012 was $134.3 million. This is a decrease of $16.0 million, or 10.7 percent, from income from operations of $150.3 million for the six months ended December 31, 2011. Our operating margin was 7.2 percent down from 7.9 percent during the same period a year ago. Operating margin during the six months ended December 31, 2011 was favorably impacted by greater than expected profitability on a large fixed price contract.

As a percentage of revenue, direct costs were 69.0 percent and 69.3 percent for the six months ended December 31, 2012 and 2011, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. Direct labor was $501.1 million and $473.6 million for the six months ended December 31, 2012 and 2011, respectively. This increase in direct labor was attributable to both organic growth and acquisitions. ODCs were $784.2 million and $840.7 million during the six months ended December 31, 2012 and 2011, respectively. This decrease was primarily driven by a decrease in subcontractor ODCs as a result of the draw down in Afghanistan.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 22.4 percent and 21.3 percent for the six months ended December 31, 2012 and 2011, respectively. Stock compensation expense, a component of indirect costs, was $5.9 million and $7.2 million for the six months ended December 31, 2012 and 2011, respectively.

Depreciation and amortization expense was $26.6 million and $28.1 million for the six months ended December 31, 2012 and 2011, respectively. This decrease of $1.5 million, or 5.5 percent, was primarily attributable to decreased amortization of intangible assets associated with prior year acquisitions, offset by increases in depreciation and amortization expense associated with our growing infrastructure.

Interest expense and other, net increased $0.9 million, or 7.2 percent, during the six months ended December 31, 2012 as compared to the same period a year ago. The increase was primarily attributable to an increase in interest expense related to higher outstanding debt.

The effective tax rate was 37.6 percent and 39.7 percent during the six months ended December 31, 2012 and 2011, respectively. The tax rate reported for the first six months of FY2013 was favorably impacted by non-taxable gains on assets invested in COLI policies during the six months ended December 31, 2012. If gains or losses on those investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2013.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs.

As of December 31, 2012, our Credit Facility was a $900.0 million credit facility, which included a $750.0 million revolving credit facility (the Revolving Facility), and a $150.0 million term loan (the Term Loan).

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $50.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. As of December 31, 2012, we had $290.0 million outstanding under the Revolving Facility, no borrowings on the swing line and no outstanding letters of credit. The Revolving Facility matures on November 18, 2016.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $1.9 million through September 30, 2015 and $3.8 million through September 30, 2016, with the balance due in full on November 18, 2016. As of December 31, 2012, $135.0 million was outstanding under the Term Loan.

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

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of December 31, 2012, none of the conditions permitting conversion of the Notes had been satisfied.

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

Cash and cash equivalents were $37.5 million and $15.7 million as of December 31, 2012 and June 30, 2012, respectively. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities. Working capital was $263.0 million and $200.9 million as of December 31, 2012 and June 30, 2012, respectively. Our operating cash flow was $91.5 million for the six months ended December 31, 2012 compared to $85.3 million for the same period a year ago. Days-sales outstanding were 59 at December 31, 2012, compared to 61 days at December 31, 2011.

We used cash in investing activities of $112.5 million and $179.7 million for the six months ended December 31, 2012 and 2011, respectively. During the six months ended December 31, 2012 we paid $100.1 million for business acquisitions, as compared to $171.8 million in the same period a year ago.

Cash provided by financing activities was $42.3 million in the six months ended December 31, 2012 as compared to cash used of $45.7 million in the six months ended December 31, 2011. During the six months ended December 31, 2012, we had net borrowings of $160.6 million under our Credit Facility and used $125.4 million to repurchase 2.2 million shares of our common stock. During the six months ended December 31, 2011, we paid $20.3 million in settlement of contingent consideration for acquisitions completed during the year ended June 30, 2010. During the six months ended December 31, 2011 we had net borrowings of $180.0 million under our Credit Facility. These borrowings along with our available cash balance funded our repurchase of 4.0 million shares of company stock for $209.7 million.

Cash flows from financing activities include proceeds received from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan totaling $7.2 million and $4.9 million during the six months ended December 31, 2012 and 2011, respectively.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, motor vehicles in the U.K., and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2012. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of December 31, 2012, we had no outstanding letters of credit. We have no other material off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. In April 2012, we entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $100 million related to a portion of our floating rate indebtedness. The agreements are effective beginning July 1, 2013 and mature July 1, 2017. All outstanding balances under our Term Loan, and any amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the six months ended December 31, 2012 would have fluctuated by approximately $2.0 million.

Approximately 3.6 percent and 2.8 percent of our total revenue in the six months ended December 31, 2012 and 2011, respectively, was derived from our international operations headquartered in the U.K. Our practice in the U.K.-headquartered operation is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2012, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $13.1 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2012.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2012.

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

Since the filing of Registrant’s report described above, on October 12, 2012, the district court conducted a status conference at which the court asked the parties to prepare and submit a plan for discovery in the action. The parties subsequently filed a joint discovery plan, which the court approved. The court also lifted the stay of discovery, and reinstated the claims arising under the Alien Tort Statute that the court had previously dismissed. On December 26, 2012, Plaintiffs filed a Second Amended Complaint. Defendants have moved to dismiss several counts of the Second Amended Complaint. That motion is pending.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below are equity securities purchased during the three months ended December 31, 2012 in order to satisfy our obligations under the Company’s Employee Stock Purchase Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2012	21,074	$50.24	900,749	99,251
November 2012	—	—	—	—
December 2012	—	—	—	—

Total	21,074	$50.24	900,749	99,251

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

None

Item 5. Other Information

None

Item 6. Exhibits

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-Q	Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company		8-K	July 11, 2003	4.1

31.1	Section 302 Certification Daniel D. Allen	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Daniel D. Allen	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101	The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: February 1, 2013	By:	/s/ Daniel D. Allen
Daniel D. Allen
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 1, 2013	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: February 1, 2013	By:	/s/ Carol P. Hanna
Carol P. Hanna
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)