Form 10-Q
period 2013-03-31
CACI INTERNATIONAL INC /DE/
filed 2013-05-06
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of May 3, 2013: CACI International Inc Common Stock, $0.10 par value, 23,067,835 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenue	$906,196	$927,962

Costs of revenue:
Direct costs	623,125	632,570
Indirect costs and selling expenses	200,684	208,843
Depreciation and amortization	13,767	13,768

Total costs of revenue	837,576	855,181

Income from operations	68,620	72,781
Interest expense and other, net	6,295	6,175

Income before income taxes	62,325	66,606
Income taxes	23,838	25,475

Net income including portion attributable to noncontrolling interest in earnings of joint ventures	38,487	41,131
Noncontrolling interest in earnings of joint ventures	(120)	(275)

Net income attributable to CACI	$38,367	$40,856

Basic earnings per share	$1.67	$1.54

Diluted earnings per share	$1.62	$1.45

Weighted-average basic shares outstanding	23,021	26,537

Weighted-average diluted shares outstanding	23,706	28,086

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended March 31,
	2013	2012
Revenue	$2,769,059	$2,825,600

Costs of revenue:
Direct costs	1,908,411	1,946,899
Indirect costs and selling expenses	617,375	613,666
Depreciation and amortization	40,334	41,894

Total costs of revenue	2,566,120	2,602,459

Income from operations	202,939	223,141
Interest expense and other, net	19,308	18,313

Income before income taxes	183,631	204,828
Income taxes	69,174	80,304

Net income including portion attributable to noncontrolling interest in earnings of joint ventures	114,457	124,524
Noncontrolling interest in earnings of joint ventures	(706)	(467)

Net income attributable to CACI	$113,751	$124,057

Basic earnings per share	$4.95	$4.54

Diluted earnings per share	$4.79	$4.37

Weighted-average basic shares outstanding	22,968	27,303

Weighted-average diluted shares outstanding	23,740	28,402

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income including portion attributable to noncontrolling interest in earnings of joint ventures	$38,487	$41,131	$114,457	$124,524
Change in foreign currency translation adjustment	(6,608)	3,414	(2,768)	(546)
Change in fair value of interest rate swap agreement	(40)	—	(666)	—
Effects of changes in actuarial assumptions and recognition of prior service cost	390	—	390	(27)

Comprehensive income including portion attributable to noncontrolling interest in earnings of joint ventures	32,229	44,545	111,413	123,951
Noncontrolling interest in earnings of joint ventures	(120)	(275)	(706)	(467)

Comprehensive income attributable to CACI	$32,109	$44,270	$110,707	$123,484

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$56,256	$15,740
Accounts receivable, net	628,238	628,842
Deferred income taxes	17,122	16,747
Prepaid expenses and other current assets	30,868	24,463

Total current assets	732,484	685,792
Goodwill	1,476,797	1,406,953
Intangible assets, net	111,679	114,816
Property and equipment, net	67,905	67,449
Supplemental retirement savings plan assets	88,062	77,371
Other long-term assets	40,295	35,841

Total assets	$2,517,222	$2,388,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$7,500
Accounts payable	126,122	149,549
Accrued compensation and benefits	165,477	180,871
Other accrued expenses and current liabilities	136,047	147,009

Total current liabilities	435,146	484,929
Long-term debt, net of current portion	676,999	527,307
Supplemental retirement savings plan obligations, net of current portion	76,940	73,176
Deferred income taxes	110,702	86,414
Other long-term liabilities	55,325	51,951

Total liabilities	1,355,112	1,223,777

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 41,001 and 40,626 shares issued, respectively	4,100	4,062
Additional paid-in capital	523,969	525,121
Retained earnings	1,219,700	1,105,949
Accumulated other comprehensive loss	(10,878)	(7,834)
Treasury stock, at cost (17,950 and 15,988 shares, respectively)	(577,194)	(465,303)

Total CACI shareholders’ equity	1,159,697	1,161,995
Noncontrolling interest in joint ventures	2,413	2,450

Total shareholders’ equity	1,162,110	1,164,445

Total liabilities and shareholders’ equity	$2,517,222	$2,388,222

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including portion attributable to noncontrolling interest in earnings of joint ventures	$114,457	$124,524
Reconciliation of net income including portion attributable to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	40,334	41,894
Non-cash interest expense	9,573	8,946
Amortization of deferred financing costs	1,543	1,743
Stock-based compensation expense	6,394	11,095
Deferred income tax expense	16,351	18,109
Distribution of earnings from unconsolidated joint ventures	5,627	—
Equity in earnings of unconsolidated joint ventures	(2,074)	(1,133)
Other	—	1,274
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	19,032	(73,120)
Prepaid expenses and other assets	(19,888)	(9,397)
Accounts payable and other accrued expenses	(26,872)	35,571
Accrued compensation and benefits	(29,069)	(12,037)
Income taxes payable and receivable	(8,159)	(9,787)
Supplemental retirement savings plan obligations and other long-term liabilities	15,183	7,116

Net cash provided by operating activities	142,432	144,798

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,759)	(12,794)
Cash paid for business acquisitions, net of cash acquired	(105,420)	(179,746)
Net investments in unconsolidated joint ventures	(838)	—
Other	(2,658)	(1,128)

Net cash used in investing activities	(121,675)	(193,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities, net of financing costs	788,388	853,751
Principal payments made under bank credit facilities	(649,625)	(700,625)
Payment of contingent consideration	(3,187)	(20,255)
Proceeds from employee stock purchase plans	3,486	3,118
Proceeds from exercise of stock options	7,244	7,410
Repurchases of common stock	(126,507)	(209,680)
Other	105	(589)

Net cash provided by (used in) financing activities	19,904	(66,870)

Effect of exchange rate changes on cash and cash equivalents	(145)	(148)

Net increase (decrease) in cash and cash equivalents	40,516	(115,888)
Cash and cash equivalents, beginning of period	15,740	164,817

Cash and cash equivalents, end of period	$56,256	$48,929

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$59,876	$70,973

Cash paid during the period for interest	$8,466	$8,108

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	$2,634	$4,514

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

Under ASC 855, Subsequent Events, the Company is required to assess the existence or occurrence of any events occurring after March 31, 2013 that may require recognition or disclosure in the financial statements as of and for the three and nine months ended March 31, 2013. The Company has evaluated all events and transactions that occurred after March 31, 2013, and found that during this period it did not have any subsequent events requiring financial statement recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of March 31, 2013 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities. The fair value of the Company’s $300.0 million of 2.125 percent convertible senior subordinated notes issued May 16, 2007 and that mature on May 16, 2014 (the Notes) is based on quoted market prices using Level 1 inputs. See Notes 5 and 11.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2012. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This update requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for the Company beginning on July 1, 2013. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

3.	Acquisitions

During the nine months ended March 31, 2013, the Company completed the acquisitions of Delta Solutions and Technologies, Inc. (Delta) (on July 2, 2012), Emergint Technologies, Inc. (Emergint) (on November 30, 2012) and IDL Solutions, Inc. (IDL) (on December 31, 2012). Delta is a provider of financial management and business services to the federal government. Emergint is a provider of emerging technology solutions focused on the data-driven needs of national health organizations. IDL is a provider of information technology solutions, applications, and mission-critical systems support to healthcare IT clients and other civilian agencies. The total purchase consideration for all three acquisitions, including payments made at closing and payments to be made subsequent to closing based on the closing date net worth of the assets acquired, is $106.3 million. The Company has completed its valuation of all three acquired businesses. The Company has recognized the estimated fair values of the assets acquired and liabilities assumed and has allocated $71.5 million to goodwill and $19.9 million to other intangible assets, primarily customer contracts. The value attributable to customer contracts is being amortized on an accelerated basis over 15 years from each acquisition date. The acquired businesses generated $55.8 million of revenue from their dates of acquisition through March 31, 2013.

4.	Intangible Assets

Intangible assets increased due to the Delta, Emergint and IDL acquisitions (see Note 3) and consisted of the following (in thousands):

	March 31, 2013	June 30, 2012
Customer contracts and related customer relationships	$351,347	$331,548
Acquired technologies	27,177	27,177
Covenants not to compete	3,401	3,401
Other	1,639	1,639

Intangible assets	383,564	363,765
Less accumulated amortization	(271,885)	(248,949)

Total intangible assets, net	$111,679	$114,816

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years. The weighted-average period of amortization for all customer contracts and related customer relationships as of March 31, 2013 is 9.0 years, and the weighted-average remaining period of amortization is 8.1 years. The weighted-average period of amortization for acquired technologies as of March 31, 2013 is 6.7 years, and the weighted-average remaining period of amortization is 5.3 years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Expected amortization expense for the remainder of the fiscal year ending June 30, 2013, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2013 (three months)	$7,673
2014	25,575
2015	19,938
2016	15,114
2017	13,016
Thereafter	30,363

Total intangible assets, net	$111,679

5.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2013	June 30, 2012
Convertible notes payable	$300,000	$300,000
Bank credit facility – Term Loan	133,125	138,750
Bank credit facility – Revolving Facility	270,000	125,000

Principal amount of long-term debt	703,125	563,750
Less unamortized discount	(14,716)	(24,289)
Less unamortized debt issuance costs	(3,910)	(4,654)

Total long-term debt	684,499	534,807
Less current portion	(7,500)	(7,500)

Long-term debt, net of current portion	$676,999	$527,307

The Company reclassified $4.7 million of debt issuance costs from other long-term assets to a reduction of long-term debt as of June 30, 2012.

Bank Credit Facility

As of March 31, 2013, the Company had a $900.0 million credit facility (the Credit Facility), which consisted of a $750.0 million revolving credit facility (the Revolving Facility) and a $150.0 million term loan (the Term Loan).

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $50.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. As of March 31, 2013, the Company had $270.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million. The Credit Facility was initially entered into on October 21, 2010 and replaced the Company’s then outstanding term loan and revolving credit facility. On October 26, 2012, the Company entered into a Lender Joinder and Increase Agreement (the Agreement) pursuant to which it exercised its right to increase the Revolving Facility by $150.0 million, bringing the total available under the Revolving Facility to $750.0 million. All other terms of the Credit Facility remained the same. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility. The Revolving Facility matures on November 18, 2016.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon the Company’s consolidated total leverage ratio. As of March 31, 2013, the effective interest rate, excluding the effect of amortization of debt issuance costs, for the outstanding borrowings under the Credit Facility was 1.7 percent.

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

As of March 31, 2013, the Company had capitalized $7.9 million of debt issuance costs associated with the Credit Facility. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. As of March 31, 2013, $3.2 million of the unamortized balance is included in long-term debt and $1.5 million is included in other long-term assets.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of March 31, 2013, none of the conditions permitting conversion of the Notes had been satisfied.

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

The fair value of the liability component of the Notes was calculated to be $221.9 million at May 16, 2007, the date of issuance. The excess of the $300.0 million of gross proceeds over the $221.9 million fair value of the liability component, or $78.1 million, represents the fair value of the equity component, which was recorded, net of income tax effect, as additional paid-in capital within shareholders’ equity. This $78.1 million difference represents a debt discount that is amortized over the seven-year term of the Notes as a non-cash component of interest expense. For the three and nine months ended March 31, 2013 and 2012, the components of interest expense related to the Notes were as follows (in thousands):

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Coupon interest	$1,594	$1,594	$4,781	$4,781
Non-cash amortization of discount	3,248	3,036	9,573	8,946
Amortization of issuance costs	205	205	615	615

Total	$5,047	$4,835	$14,969	$14,342

The balance of the unamortized discount as of March 31, 2013 and June 30, 2012, was $14.7 million and $24.3 million, respectively. The discount will continue to be amortized as additional, non-cash interest expense over the remaining term of the Notes (through May 1, 2014) using the effective interest method as follows (in thousands):

Fiscal year ending June 30,	Amount Amortized During Period
2013 (three months)	$3,295
2014	11,421

$14,716

The fair value of the Notes as of March 31, 2013 was $338.6 million based on quoted market values.

The contingently issuable shares that may result from the conversion of the Notes were included in CACI’s diluted share count for the three and nine month periods ended March 31, 2013 and 2012 because CACI’s average stock price for those periods was above the conversion price of $54.65 per share. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs attributable to the embedded conversion option was recorded in additional paid-in capital. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

The effect of derivative instruments in the condensed consolidated statements of operations and accumulated other comprehensive loss for the three and nine months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Loss recognized in other comprehensive income	$40	$—	$666	$—

Loss reclassified to earnings from accumulated other comprehensive loss	$—	$—	$—	$—

The aggregate maturities of long-term debt at March 31, 2013 are as follows (in thousands):

Twelve months ending March 31,
2014	$7,500
2015	307,500
2016	11,250
2017	376,875

703,125
Less unamortized discount	(14,716)
Less unamortized debt issuance costs	(3,910)

Total long-term debt	$684,499

6.	Commitments and Contingencies

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

On April 9, 2012, the Company received a letter from the Department of Justice (DoJ) informing the Company that the DoJ is investigating whether the Company violated the civil False Claims Act by submitting false claims to receive federal funds pursuant to a GSA contract. Specifically, the DoJ is investigating whether the Company failed to comply with contract requirements and applicable regulations by improperly billing for certain contracting personnel under the contract. The Company has not accrued any liability as based on its present knowledge of the facts, it does not believe an unfavorable outcome is probable.

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

7.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Stock-based compensation included in indirect costs and selling expenses:
Restricted stock and restricted stock unit (RSU) expense	$349	$3,430	$5,830	$9,656
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	144	422	564	1,439

Total stock-based compensation expense	$493	$3,852	$6,394	$11,095

Income tax benefit recognized for stock-based compensation expense	$201	$1,483	$2,417	$4,360

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

In September 2012, the Company made its annual grant to its key employees consisting of 238,810 Performance Restricted Stock Units (PRSUs). The final number of such performance-based RSUs which would be considered earned by the participants and eventually vest is based on the achievement of a specified Net After Tax Profit (NATP) for the year ending June 30, 2013 and on the average share price of Company stock for the 90 day period ending September 14, 2013 as compared to the average share price for the 90 day period ended September 14, 2012. No PRSUs will be earned if the specified NATP for the fiscal year ending June 30, 2013 is not met. During the three months ended March 31, 2013, the Company determined it was probable that the Company would not achieve the specified NATP for the year ending June 30, 2013. The result of not achieving the specified NATP would be that no PRSUs would be earned for this grant. Upon making this determination, the Company reversed all stock-based compensation associated with this grant of which $1.5 million had been recognized during the six months ended December 31, 2012.

On February 21, 2013, the Company made a one-time grant of 300,000 RSUs to its newly appointed Chief Executive Officer. These RSUs will vest in three equal annual increments beginning on the third anniversary of his employment, dependent upon continuing service as an employee of the Company.

The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan is 12,450,000 as of March 31, 2013. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of March 31, 2013, cumulative grants of 12,903,198 equity instruments underlying the shares authorized have been awarded, and 3,789,320 of these instruments have been forfeited.

Activity related to SSARs/non-qualified stock options and RSUs/restricted shares during the nine months ended March 31, 2013 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs/ Restricted Shares
Outstanding, June 30, 2012	1,683,698	1,651,321
Granted	—	596,789
Exercised/Issued	(594,808)	(280,685)
Forfeited/Lapsed	(564,844)	(645,368)

Outstanding, March 31, 2013	524,046	1,322,057

Weighted average grant date fair value for RSUs/restricted shares granted during the nine months ended March 31, 2013		$59.12

As of March 31, 2013, there was $0.2 million of total unrecognized compensation cost related to SSARs and stock options scheduled to be recognized over a weighted average period of 0.4 years, and $33.9 million of total unrecognized compensation cost related to restricted shares and RSUs scheduled to be recognized over a weighted-average period of 3.5 years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive, including stock options and SSARs with an exercise price greater than the average market price of the Company’s common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are no longer subject to a market or performance condition. The total number of weighted-average common stock equivalents excluded from the diluted per share computations due to their anti-dilutive effects were thirty thousand and 0.6 million for the three months ended March 31, 2013 and 2012, respectively and 0.1 million and 0.7 million for the nine months ended March 31, 2013 and 2012, respectively. The PRSUs granted in September 2012 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares. These shares would be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved, however the Company has determined it is not probable that the performance metric will be achieved. The shares underlying the Notes were included in the computation of diluted earnings per share for the three and nine months ended March 31, 2013 and 2012 because the average share price was above the conversion price during those periods.

The Warrants were excluded from the computation of diluted earnings per share during all periods presented because the Warrants’ exercise price of $68.31 was greater than the average market price of a share of Company common stock during the three and nine months periods ended March 31, 2013 and 2012. The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income attributable to CACI	$38,367	$40,856	$113,751	$124,057

Weighted average number of basic shares outstanding during the period	23,021	26,537	22,968	27,303
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	683	932	771	893
Dilutive effect of the Notes	2	441	1	148
Dilutive effect of accelerated share repurchase agreement	—	176	—	58

Weighted average number of diluted shares outstanding during the period	23,706	28,086	23,740	28,402

Basic earnings per share	$1.67	$1.54	$4.95	$4.54

Diluted earnings per share	$1.62	$1.45	$4.79	$4.37

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

The Company’s total liability for unrecognized tax benefits as of March 31, 2013 and June 30, 2012 was $7.9 million and $7.0 million, respectively. Of the $7.9 million unrecognized tax benefit at March 31, 2013, $2.6 million, if recognized, would impact the Company’s effective tax rate.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.	Business Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide professional services and information technology solutions to its customers. Its customers are primarily U.S. federal government agencies. The Company does not measure revenue or profit by its major service offerings, either for internal management or external financial reporting purposes, as it would be impractical to do so. In many cases more than one offering is provided under a single contract, to a single customer, or by a single employee or group of employees, and segregating the costs of the service offerings in situations for which it is not required would be difficult and costly. The Company also serves customers in the commercial and state and local government sectors and, from time to time, serves a number of agencies of foreign governments. The Company places employees in locations around the world in support of its clients. International operations offer services to both commercial and non-U.S. government customers primarily within the Company’s business systems and enterprise IT markets. The Company evaluates the performance of its operating segments based on net income. Summarized financial information concerning the Company’s reportable segments is as follows (in thousands):

	Domestic	International	Total
Three Months Ended March 31, 2013
Revenue from external customers	$872,037	$34,159	$906,196
Net income attributable to CACI	36,193	2,174	38,367
Three Months Ended March 31, 2012
Revenue from external customers	$897,403	$30,559	$927,962
Net income attributable to CACI	38,901	1,955	40,856
Nine Months Ended March 31, 2013
Revenue from external customers	$2,667,667	$101,392	$2,769,059
Net income attributable to CACI	106,610	7,141	113,751
Nine Months Ended March 31, 2012
Revenue from external customers	$2,742,359	$83,241	$2,825,600
Net income attributable to CACI	118,730	5,327	124,057

11.	Fair Value of Financial Instruments

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

The Company’s financial instruments measured at fair value included non-corporate owned life insurance (COLI) money market investments and mutual funds held in the Company’s supplemental retirement savings plan (the Supplemental Savings Plan), contingent consideration in connection with past acquisitions and interest rate swap agreements. Contingent consideration recorded at March 31, 2013 and June 30, 2012 related to the February 1, 2012

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

U.K. acquisition of Tomorrow Communications, Ltd (TCL). The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and June 30, 2012, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	March 31, 2013	June 30, 2012
			Fair Value
Non-COLI assets held in connection with the Supplemental Savings Plan	Long-term asset	Level 1	$4,255	$6,123
Contingent Consideration	Current liability	Level 3	$2,947	$3,055
Contingent Consideration	Other long-term liabilities	Level 3	$—	$2,942
Interest rate swap agreements	Other long-term liabilities	Level 2	$3,294	$2,196

Changes in the fair value of the assets held in connection with the Supplemental Savings Plan are recorded in indirect costs and selling expenses.

Contingent consideration at March 31, 2013 and June 30, 2012 related to the requirement that the Company pay contingent consideration in the event TCL achieved certain specified earnings results during the one year period subsequent to acquisition. The Company determined the fair value of contingent consideration as of the acquisition date using a valuation model which included the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each subsequent reporting period prior to one year anniversary of the acquisition, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses. During the three and nine month periods ended March 31, 2013 and 2012, this remeasurement did not result in a significant change to the liability recorded. The maximum contingent consideration associated with the TCL acquisition was approximately $6.0 million. During the three month period ended March 31, 2013, the Company determined that the maximum contingent consideration possible had been earned. One-half of this amount was paid to the former shareholders of TCL in February 2013. The remaining one-half is scheduled to be paid in February 2014.

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

We derived 94.4 percent and 94.6 percent of our revenue during the nine months ended March 31, 2013 and 2012, respectively, from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments and commercial customers. We provide our services and solutions in the following market areas:

•

Business Systems – Within the Business Systems market, we provide the full range of information solutions and services required to plan, manage, architect, develop, deploy, and sustain the complex, integrated systems that the Department of Defense (DoD), the Intelligence Community, and federal civilian agencies need to accomplish their transformation goals and achieve ever-increasing efficiency and effectiveness in their mission functions and business operations. Working in the domains of procurement, financial management, human capital management, and logistics and supply chain management, we have implemented enterprise-level system solutions for well over 100 federal agencies. From complex COTS (commercial off-the-shelf) enterprise resource planning (ERP) integrations that include the Oracle E-Business Suite, PeopleSoft, SAP, and Momentum to custom service-oriented architecture-based solutions, we bring disciplined industry best practices, advanced technology, and a deep understanding of federal processes and their unique compliance constraints. Our solutions and services also include shared services and shared service center operations, business intelligence and business analytics, enterprise applications support, asset management, workflow, consulting, software development, program management, and DoD’s planning, programming, budgeting and execution process. Our solutions employ an integrated cross-functional approach to maximize investments in existing systems while leveraging the potential of advanced technologies to implement new high-payback solutions.

•

C4ISR – We serve the C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance) market, which includes the Intelligence Community, DoD, Department of Homeland Security, Department of Energy, other federal agencies, and state and local government, with solutions for collection, processing, analysis, and exploitation of a wide range of intelligence sources. We offer integrated, rapid-response, and enterprise-wide C4ISR solutions in support of military, homeland security, law enforcement, border security, emergency response, and disaster relief missions in coordinated and controlled operational settings. Our services include engineering and integration, agile development and deployment, research and development, system sustainment, test and evaluation, software and system development, and end-to-end lifecycle planning. Using integrated sensors, information systems, data fusion and dissemination systems, and mission applications, we connect with our clients’ fixed-site and mobile-networked environments to provide situational awareness and information dominance. We also provide solutions in the following areas: secure cloud computing, manned/unmanned airborne ISR, persistent ISR, ISR data fusion and analytical software tool discovery, modeling and simulation, specialized technical collection domains, C4 systems development and integration, beyond line-of-sight communications, next-generation satellite communications, secure wireless communications, and C4 information assurance protection.

•

Cyberspace – We serve the Cybersecurity market, which includes the DoD and all military services, the Intelligence Community, and federal civilian agencies such as the Departments of Homeland Security, Veterans Affairs, and Health and Human Services, in supporting the full lifecycle of preparing for, protecting against, detecting, reacting to, and actively responding to the full range of cyber threats. We proactively anticipate and address the unique security challenges associated with emerging and evolving technologies and business practices, such as cloud-based architectures, mobile and ubiquitous computing devices, and “big data” analytics. We facilitate next-generation dynamic and interactive cyber defenses based on real-time situational awareness and continuous analysis of the current risk posture as assessed against local and global threat activities. We support all aspects of cyber warfare, including cyber reconnaissance, cyber intelligence, cyber counter-intelligence, and integrated offensive cyber operations. We offer computer and network forensics, insider threat mitigation, supply chain security, electronic warfare, communications security, and secure IT professional services and strategic consulting.

•

Enterprise IT – We serve the Enterprise IT market, which includes clients throughout the DoD, the Intelligence Community, and federal civilian agencies, including the Departments of Homeland Security, Veterans Affairs, Justice, and Treasury. We provide tailored, end-to-end, enterprise-wide information solutions and services for the design, development, integration, deployment, operations and management, sustainment, and security of our clients’ infrastructure. Our Enterprise IT solutions fall within three broad categories: in-house IT infrastructure systems (IT hardware, systems development, and integration); IT outsourcing (applications and infrastructure outsourcing); and IT design and support services (consulting and design, education, and training). Our operational, analytic, and consultancy and transformational services enable and optimize the full lifecycle of the enterprise IT environment – improving the services, increasing the efficiency, and reducing the total cost and complexity of heterogeneous, networked, and geographically-dispersed operations. Our capabilities in network infrastructure design, deployment and management, data center design and management, cloud computing, virtualization, application development and hosting, mobility solutions, and advanced service desk management provide secure and efficient operational environments for our clients.

•

Geospatial – We serve the Geospatial market for domestic and international clients with solutions and services that support the collection, processing, exploitation, analysis, and dissemination of geospatial information relating to defense, intelligence, homeland security, and commercial applications. We use imagery and other collected data from government and commercial sources to produce hardcopy and digital maps, three-dimensional products, and rapid-response reporting and notification to improve decision-making and enhance understanding of military actions, natural disasters, and social trends. We provide expertise in multi-source data analysis and conflation, diverse sensor exploitation, intelligence analysis, and geographic information system (GIS) integration and deployment. We offer mobile solutions and secure web-based data accessibility and subscription services on an enterprise-wide scale. We develop and deliver geospatial intelligence (GEOINT) products, solutions, and services that include collection and production management, advanced geospatial intelligence, commercial remote sensing analysis and engineering products, overhead persistent infrared systems engineering and acquisition, unified geospatial intelligence operations, enterprise architecture solutions and services, training, and strategic planning. We contribute to national security throughout the GEOINT programmatic lifecycle, which involves identifying strategic opportunities and developing strategic planning to facilitate program execution. Our staff is skilled in resource management, requirements analysis, quality management, organization development, advanced technologies, knowledge management, and acquisition management.

•

Healthcare – We serve the Healthcare market to meet the steadily accelerating demand for new healthcare strategies and technologies throughout the U.S. government, state and local government, industry, and patients. We provide transformational functional subject matter expertise and health IT services to the Department of Veterans Affairs, DoD Military Health System, Department of Health and Human Services, including the Centers for Disease Control and Prevention, the National Institutes of Health, the Centers for Medicare & Medicaid Services, and the Federal Drug Administration. We assist the federal medical community in focusing on the patient, ensuring that systems and processes at the backbone of health organizations are running efficiently. We provide solutions that unify federal healthcare delivery and support for military service personnel, veterans, and their beneficiaries. Our capabilities include healthcare information technology systems, for example designing, developing, and integrating virtual electronic health records; building components of our nation’s bioterrorism preparedness and alerting network; collecting, integrating, and managing clinical data to support retrospective and prospective research; providing public health informatics; leveraging “big data” analytics to help healthcare organizations drive cost-effective business processes, improve patient care, and increase mission success; and providing all aspects of healthcare administration, logistics, and facility management.

•

Integrated Security Solutions – We serve the Integrated Security Solutions (ISS) market by assisting clients in the development, integration, and sustainment of graduated, flexible capabilities that anticipate and address asymmetric and irregular threats and vulnerabilities. We provide our solutions and services to the DoD, including Special Operations Forces, as well as federal, state, local, and private entities that are responsible for law enforcement, homeland security, critical infrastructure protection, and national security missions. We support the U.S. and our international partners and allies in mitigating and countering the effects of natural, technological, and man-made hazards which are unrestrained by political and geographical boundaries, elements of national power, and international law. Our solutions include biometrics, border protection, specialized law enforcement, and countering illicit networks, including counter-piracy and counter-drug. They address security policy, definition, and capacity building; risk management; consequence management; critical event and incident preparedness; and training. We also provide outcomes-based training for operations in austere environments; tactical law enforcement training; critical infrastructure and key resources vulnerability assessments; counter-asymmetric threat awareness, counter-improvised explosive device training; trend analysis, intel fusion, and traditional and social media exploitation for countering asymmetric threats; and strategic planning for combat, peacetime, and civil security operations.

•

Intelligence – We serve the Intelligence market, including the national Intelligence Community, the military services, and combatant commands, with cleared and skilled personnel to meet analytical, linguistic, collections, and operational requirements. A significant portion of our analytic work supports national security missions by augmenting government efforts to identify, characterize, and counter asymmetric and conventional threats around the world. We provide automated content tagging, exploitation, and management to turn large volumes of data into actionable intelligence. We generate geospatial products for a broad range of users to provide spatial data layering, advanced visualization, and 3-D modeling in support of intelligence and operations. Our IT professionals manage enterprise activities for some of the nation’s most secure networks, driving efficiencies while ensuring performance. We provide insider threat detection and counter-intelligence solutions to protect people, data, and facilities. Our counter-group analysis offerings utilize CACI-developed tools and methodologies to examine the transactional, hierarchical, temporal, and locational aspects of specific adversarial networks – whether of hackers, insurgents, proliferators, or terrorists – to determine key nodes, vulnerabilities, and intentions. In the area of collection, we emphasize close-access signals acquisition and anomaly detection in keeping with the Intelligence Community requirements for force protection and human intelligence-enabled penetration of hard targets. Our strong internal procedures and processes enable us to develop and deliver innovative software solutions to help our customers be more effective in their missions. We support a diverse range of activities within the intelligence mission lifecycle.

•

Investigation & Litigation Support – We support government investigations and litigations for the U.S. Securities and Exchange Commission, the Department of Justice, and numerous other federal agencies. The Investigation and Litigation Support (ILS) market focuses on areas present in almost every federal agency, including contract issues, personnel issues, torts, claims/case management, intellectual property, and Freedom of Information Act (FOIA) filings. We address the market in three broad categories: ILS information technology (document conversion and cloud hosting, including “big data” analysis and planning); professional services (documents/records management, attorney support, claims management, case management, FOIA, and training); and analytics (computer forensics and eDiscovery). Our services support agencies in their missions to oversee, regulate, and pursue civil and criminal prosecutions related to corporate waste, fraud, abuse, and regulatory violations – supporting agency missions for oversight and enforcement as well as crisis investigation and crisis response. We help attorneys acquire, organize, develop, control, and present evidence throughout the course of litigations. Our portfolio of legal support includes cloud hosting (online evidentiary information management to rapidly enable data storage and accessibility); e-discovery consulting and support; data forensic extraction and analysis; document/data capture and processing; database development, population, and maintenance; pre-trial, trial, and post-trial support; case management; training; claims processing and management; and FOIA support.

•

Logistics & Material Readiness – In the Logistics and Material Readiness (LMR) market, we offer a full suite of solutions and service offerings that plan for, implement, and control the efficient, effective, and secure flow and storage of goods, services, and information in support of U.S. government agencies. Our LMR clients include the DoD and military services, the Intelligence Community, federal civilian agencies, and the commercial sector. We provide LMR services in the following disciplines: supply chain management, force health services, maintenance material management, warehousing and distribution, logistics operations, integrated product support, training logistics, and ordnance logistics. We develop and manage logistics information systems and specialized simulation and modeling toolsets and provide logistics engineering services. Our operational capabilities span the supply chain, including advanced logistics planning, demand forecasting, total asset visibility (including the use of radio frequency identification technology), lifecycle support for weapons systems, and supply chain security. We minimize disruption to the supply chain using ISO 27001 and 28000-based supply chain risk management practices. Our logistics services are a critical enabler in support of defense readiness and combat sustainability objectives.

We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. The government is currently operating under a continuing resolution, scheduled to expire on September 30, 2013. On March 1, 2013, under the Budget Control Act of 2011 (BCA), the President ordered sequestration to go into effect. Under sequestration, reductions in both defense and civil agency expenditures will take place. We expect the impact of sequestration on contracts and task orders we hold to become more apparent as the end of our fiscal year, on June 30, 2013, approaches and our customers disclose how they will implement reductions in expenditures required by the BCA. We are continuously reviewing our operations in an attempt to identify those programs that could be at risk so that we can make appropriate contingency plans. We are experiencing reduced funding on some of our programs, and expect further reductions, but we do not expect the cancellation of any of our major programs.

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

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,				Change
(dollars in thousands)	2013		2012		$	%
Department of Defense (DoD)	$668,119	73.7%	$718,982	77.5%	$(50,863)	(7.1)%
Federal civilian agencies	186,190	20.5	159,201	17.2	26,989	17.0
Commercial and other	47,709	5.3	46,667	5.0	1,042	2.2
State and local governments	4,178	0.5	3,112	0.3	1,066	34.3

Total	$906,196	100.0%	$927,962	100.0%	$(21,766)	(2.3)%

For the three months ended March 31, 2013, total revenue decreased by 2.3 percent, or $21.8 million, over the same period a year ago. This decrease in revenue resulted from a decrease in DoD revenue.

Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue. Our acquired revenue in the three months ended March 31, 2013 was $31.3 million. Revenue from existing operations decreased by 5.7 percent, or $53.1 million, for the three months ended March 31, 2013.

DoD revenue decreased 7.1 percent, or $50.9 million, for the three months ended March 31, 2013, as compared to the same period a year ago. The decline in DoD revenue is primarily attributable to lower other direct costs (ODCs) as a result of both the draw down in Afghanistan and sequestration-related reductions. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 17.0 percent, or $27.0 million, for the three months ended March 31, 2013, as compared to the same period a year ago. This growth was driven primarily from the aforementioned acquisitions.

Commercial and other revenue increased 2.2 percent, or $1.0 million, during the three months ended March 31, 2013, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 71.6 percent, or $34.2 million, of total commercial revenue, while domestic operations accounted for 28.4 percent, or $13.5 million.

Revenue from state and local governments increased by 34.3 percent, or $1.1 million, for the three months ended March 31, 2013, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended March 31, 2013 and 2012.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended March 31, 2013 and 2012, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended March 31,		Three Months Ended March 31,		Change
(dollars in thousands)	2013	2012	2013	2012	$	%
Revenue	$906,196	$927,962	100.0%	100.0%	$(21,766)	(2.3)%

Costs of revenue
Direct costs	623,125	632,570	68.8	68.2	(9,445)	(1.5)
Indirect costs and selling expenses	200,684	208,843	22.1	22.5	(8,159)	(3.9)
Depreciation and amortization	13,767	13,768	1.5	1.5	(1)	—

Total costs of revenue	837,576	855,181	92.4	92.2	(17,605)	(2.1)

Income from operations	68,620	72,781	7.6	7.8	(4,161)	(5.7)
Interest expense and other, net	6,295	6,175	0.7	0.6	120	1.9

Income before income taxes	62,325	66,606	6.9	7.2	(4,281)	(6.4)
Income taxes	23,838	25,475	2.7	2.8	(1,637)	(6.4)

Net income including portion attributable to noncontrolling interest in earnings of joint ventures	38,487	41,131	4.2	4.4	(2,644)	(6.4)
Noncontrolling interest in earnings of joint ventures	(120)	(275)	—	—	155	(56.4)

Net income attributable to CACI	$38,367	$40,856	4.2%	4.4%	$(2,489)	(6.1)%

Income from operations for the three months ended March 31, 2013 was $68.6 million. This was a decrease of $4.2 million, or 5.7 percent, from income from operations of $72.8 million for the three months ended March 31, 2012. Our operating margin of 7.6 percent for the period ended March 31, 2013 decreased from 7.8 percent during the period ended March 31, 2012. Operating margin during the three months ended March 31, 2012 was favorably impacted by greater than expected profitability on a large fixed price contract.

As a percentage of revenue, direct costs were 68.8 percent and 68.2 percent for the three months ended March 31, 2013 and 2012, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and material purchases. ODCs are common in our industry and may vary from period to period. The single largest component of direct costs, direct labor, was $265.3 million and $252.2 million for the three months ended March 31, 2013 and 2012, respectively. This increase in direct labor was primarily attributable to acquisitions. ODCs were $357.8 million and $380.3 million during the three months ended March 31, 2013 and 2012, respectively. This decrease was primarily driven by lower subcontractor ODCs during the three months ended March 31, 2013 as a result of the draw down in Afghanistan and sequestration-related reductions.

Indirect costs and selling expenses, which include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor, and other discretionary expenses, declined $8.2 million, or 3.9 percent, during the three months ended March 31, 2013 as compared to the same period a year ago. As a percentage of revenue, indirect costs and selling expenses were 22.1 percent and 22.5 percent for the three months ended March 31, 2013 and 2012, respectively. The decline is largely attributable to a decrease in profit bonus expense, which declined $15.8 million during the three month period ended March 31, 2013 as compared to the same period a year ago. This decrease was partially offset by $3.3 million of severance related payments due to certain former executives recorded during the three month period ended March 31, 2013.

Total stock compensation expense, a component of indirect costs, was $0.5 million and $3.9 million for the three months ended March 31, 2013 and 2012, respectively. In September 2012, we made our annual grant of Performance Restricted Stock Units (PRSUs) to our key employees and began recording the associated stock compensation expense. During the three months ended March 31, 2013, we determined it was probable that none of these PRSUs would be earned as we determined it was probable that the performance condition would not be achieved. Accordingly, during the three months ended March 31, 2013, we reversed stock compensation expense of $1.5 million recorded during the six months ended December 31, 2012 and no further expense was recorded associated with this grant.

Depreciation and amortization expense was $13.8 million for both the three months ended March 31, 2013 and 2012.

Interest expense and other, net increased $0.1 million, or 1.9 percent, during the three months ended March 31, 2013 as compared to the same period a year ago.

The effective tax rate was 38.3 percent and 38.4 percent during the three months ended March 31, 2013 and 2012, respectively. The tax rate reported during the third quarter of FY2013 was favorably impacted by non-taxable gains on assets invested in COLI policies during the nine months ended March 31, 2013. If gains or losses on these investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in the fourth quarter of the year ending June 30, 2013.

Results of Operations for the Nine Months Ended March 31, 2013 and 2012

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the nine months ended March 31, 2013 and 2012, respectively:

	Nine Months Ended March 31,				Change
(amounts in thousands)	2013		2012		$	%
Department of Defense	$2,076,659	75.0%	$2,220,916	78.6%	$(144,257)	(6.5)%
Federal civilian agencies	536,617	19.4	452,342	16.0	84,275	18.6
Commercial and other	144,308	5.2	141,372	5.0	2,936	2.1
State and local governments	11,475	0.4	10,970	0.4	505	4.6

Total	$2,769,059	100.0%	$2,825,600	100.0%	$(56,541)	(2.0)%

For the nine months ended March 31, 2013, total revenue decreased by 2.0 percent, or $56.5 million, over the same period a year ago. This decrease in revenue is attributable to a decrease in DoD revenue.

Our acquired revenue in the nine months ended March 31, 2013 was $93.0 million. Revenue from existing operations decreased by 5.3 percent or $149.5 million, for the nine months ended March 31, 2013. This decrease was caused primarily by a decrease in subcontractor ODCs. In addition, during the nine months ended March 31, 2012, we had a commercial product sale that generated $12.0 million in revenue.

DoD revenue decreased 6.5 percent, or $144.3 million, for the nine months ended March 31, 2013, as compared to the same period a year ago. The decrease was primarily attributable to lower ODCs as a result of both the draw down in Afghanistan and sequestration-related reductions.

Revenue from federal civilian agencies increased 18.6 percent, or $84.3 million, for the nine months ended March 31, 2013, as compared to the same period a year ago. Of the federal civilian agency revenue growth, $17.9 million was attributable to existing operations and $66.4 million was attributable to acquisitions. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 2.1 percent, or $2.9 million, during the nine months ended March 31, 2013, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 70.3 percent, or $101.4 million, of total commercial revenue, while domestic operations accounted for 29.7 percent, or $42.9 million. International acquisitions accounted for $22.4 million of the growth which was partially offset by a $12.0 million single product sale in the nine month period ended March 31, 2012.

Revenue from state and local governments increased by 4.6 percent, or $0.5 million, for the nine months ended March 31, 2013, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the nine months ended March 31, 2013 and 2012.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the nine months ended March 31, 2013 and 2012, respectively.

	Dollar Amount		Percentage of Revenue
	Nine Months Ended March 31,		Nine Months Ended March 31,		Change
(dollars in thousands)	2013	2012	2013	2012	$	%
Revenue	$2,769,059	$2,825,600	100.0%	100.0%	$(56,541)	(2.0)%

Costs of revenue
Direct costs	1,908,411	1,946,899	68.9	68.9	(38,488)	(2.0)
Indirect costs and selling expenses	617,375	613,666	22.3	21.7	3,709	0.6
Depreciation and amortization	40,334	41,894	1.5	1.5	(1,560)	(3.7)

Total costs of revenue	2,566,120	2,602,459	92.7	92.1	(36,339)	(1.4)

Income from operations	202,939	223,141	7.3	7.9	(20,202)	(9.1)
Interest expense and other, net	19,308	18,313	0.7	0.7	995	5.4

Income before income taxes	183,631	204,828	6.6	7.2	(21,197)	(10.3)
Income taxes	69,174	80,304	2.5	2.8	(11,130)	(13.9)

Net income including portion attributable to noncontrolling interest in earnings of joint ventures	114,457	124,524	4.1	4.4	(10,067)	(8.1)
Noncontrolling interest in earnings of joint ventures	(706)	(467)	—	—	(239)	51.2

Net income attributable to CACI	$113,751	$124,057	4.1%	4.4%	$(10,306)	(8.3)%

Income from operations for the nine months ended March 31, 2013 was $202.9 million. This is a decrease of $20.2 million, or 9.1 percent, from income from operations of $223.1 million for the nine months ended March 31, 2012. Our operating margin was 7.3 percent down from 7.9 percent during the same period a year ago. Operating margin during the nine months ended March 31, 2012 was favorably impacted by greater than expected profitability on a large fixed price contract.

As a percentage of revenue, direct costs were 68.9 percent for both the nine months ended March 31, 2013 and 2012. Direct costs include direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period. Direct labor was $766.4 million and $725.8 million for the nine months ended March 31, 2013 and 2012, respectively. This increase in direct labor was attributable to both organic growth and acquisitions. ODCs were $1.1 billion and $1.2 billion during the nine months ended March 31, 2013 and 2012, respectively. This decrease was primarily driven by a decrease in subcontractor ODCs as a result of the draw down in Afghanistan and sequestration-related reductions.

Indirect costs and selling expenses, which include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses, increased $3.7 million, or 0.6 percent, during the nine month period ended March 31, 2013 as compared to the same period a year ago. As a percentage of revenue, indirect costs and selling expenses were 22.3 percent and 21.7 percent for the nine months ended March 31, 2013 and 2012, respectively. Profit bonus expense recorded during the nine month period ended March 31, 2013 was $25.7 million lower than profit bonus expense recorded during the same period a year ago. We recorded $3.3 million of severance related payments due to certain former executives during the nine month period ended March 31, 2013.

Stock compensation expense, a component of indirect costs, was $6.4 million and $11.1 million for the nine months ended March 31, 2013 and 2012, respectively. In September 2012, we made our annual grant of PRSUs to our key employees and began recording the associated stock compensation expense. During the three months ended March 31, 2013, we determined it was probable that none of these PRSUs would be earned and as a result the associated stock compensation expense was reversed. Accordingly, stock compensation expense recorded for the nine month period ended March 31, 2013, does not include any expense for this year’s annual grant.

Depreciation and amortization expense was $40.3 million and $41.9 million for the nine months ended March 31, 2013 and 2012, respectively. This decrease of $1.6 million, or 3.7 percent, was primarily attributable to decreased amortization of intangible assets associated with prior year acquisitions.

Interest expense and other, net increased $1.0 million, or 5.4 percent, during the nine months ended March 31, 2013 as compared to the same period a year ago. The increase was primarily attributable to an increase in interest expense related to higher outstanding debt.

The effective tax rate was 37.8 percent and 39.3 percent during the nine months ended March 31, 2013 and 2012, respectively. The tax rate reported for the first nine months of FY2013 was favorably impacted by non-taxable gains on assets invested in COLI policies during the nine months ended March 31, 2013. If gains or losses on those investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in the fourth quarter of the year ending June 30, 2013.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs.

As of March 31, 2013, our Credit Facility was a $900.0 million credit facility, which included a $750.0 million revolving credit facility (the Revolving Facility), and a $150.0 million term loan (the Term Loan).

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $50.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. As of March 31, 2013, we had $270.0 million outstanding under the Revolving Facility, no borrowings on the swing line and one outstanding letter of credit for $0.4 million. The Revolving Facility matures on November 18, 2016.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $1.9 million through September 30, 2015 and $3.8 million thereafter through September 30, 2016, with the balance due in full on November 18, 2016. As of March 31, 2013, $133.1 million was outstanding under the Term Loan.

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

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of March 31, 2013, none of the conditions permitting conversion of the Notes had been satisfied.

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

Cash and cash equivalents were $56.3 million and $15.7 million as of March 31, 2013 and June 30, 2012, respectively. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities. Working capital was $297.3 million and $200.9 million as of March 31, 2013 and June 30, 2012, respectively. Our operating cash flow was $142.4 million for the nine months ended March 31, 2013 compared to $144.8 million for the same period a year ago. Days-sales outstanding were 61 at March 31, 2013, compared to 63 days at March 31, 2012.

We used cash in investing activities of $121.7 million and $193.7 million for the nine months ended March 31, 2013 and 2012, respectively. During the nine months ended March 31, 2013 we paid $105.4 million for business acquisitions, as compared to $179.7 million in the same period a year ago.

Cash provided by financing activities was $19.9 million in the nine months ended March 31, 2013 as compared to cash used of $66.9 million in the nine months ended March 31, 2012. During the nine months ended March 31, 2013, we had net borrowings of $138.8 million under our Credit Facility and used $126.5 million to repurchase 2.2 million shares of our common stock. During the nine months ended March 31, 2012, we paid $20.3 million in settlement of contingent consideration for acquisitions completed during the year ended June 30, 2010 as compared to $3.2 million paid during the nine months ended March 31, 2013. During the nine months ended March 31, 2012 we had net borrowings of $153.1 million under our Credit Facility. These borrowings along with our available cash balance funded our repurchase of 4.0 million shares of company stock for $209.7 million.

Cash flows from financing activities include proceeds received from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan totaling $10.7 million and $10.5 million during the nine months ended March 31, 2013 and 2012, respectively.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, motor vehicles in the U.K., and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2012. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of March 31, 2013, we had one outstanding letter of credit for $0.4 million. We have no other material off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. In April 2012, we entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $100 million related to a portion of our floating rate indebtedness. The agreements are effective beginning July 1, 2013 and mature July 1, 2017. All outstanding balances under our Term Loan, and any amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the nine months ended March 31, 2013 would have fluctuated by approximately $3.0 million.

Approximately 3.7 percent and 2.9 percent of our total revenue in the nine months ended March 31, 2013 and 2012, respectively, was derived from our international operations headquartered in the U.K. Our practice in the U.K.-headquartered operation is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2013, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $11.9 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2013.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2013.

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

Since the filing of Registrant’s report described above, on October 12, 2012, the district court conducted a status conference at which the court asked the parties to prepare and submit a plan for discovery in the action. The parties subsequently filed a joint discovery plan, which the court approved. The court also lifted the stay of discovery, and reinstated the claims arising under the Alien Tort Statute (ATS) that the court had previously dismissed. On December 26, 2012, Plaintiffs filed a Second Amended Complaint. Defendants moved to dismiss several counts of the Second Amended Complaint. On March 8, 2013, the court dismissed the conspiracy claims in the Second Amended Complaint, and dismissed CACI International Inc from the action. Subsequently, the court allowed Plaintiffs to file a Third Amended Complaint for the purpose of repleading the conspiracy claims. On March 28, 2013, the Plaintiffs filed a Third Amended Complaint, and on April 15, 2013, Defendant CACI Premier Technology, Inc. moved to dismiss the conspiracy claims in the Third Amended Complaint. That motion is pending. On March 19, 2013, the Court granted a motion for reconsideration filed by the Defendants with respect to the statute of limitations applicable to the common law tort claims of three of the Plaintiffs, and dismissed those claims. Defendant CACI Premier Technology, Inc. also filed a motion for sanctions with respect to the failure of three of the Plaintiffs to appear for depositions as ordered by the court. On April 12, 2013, the court denied that motion but entered an order requiring the three Plaintiffs to appear for depositions no later than April 26, 2013 and stating that if the three Plaintiffs do not comply with the order their claims are subject to dismissal. The plaintiffs did not appear for depositions in the United States as of April 26, 2013. The court scheduled a hearing for May 10, 2013 to address a series of motions including CACI’s motion for sanctions, the dismissal of the three plaintiffs’ claims, for violation of the court’s order to appear for depositions, and CACI’s motion to dismiss the ATS claims of all four defendants for lack of jurisdiction in light of the U.S. Supreme Court’s Kiobel decision issued on April 17, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below are equity securities purchased during the three months ended March 31, 2013 in order to satisfy our obligations under the Company’s Employee Stock Purchase Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2013	18,969	$57.75	919,718	80,282
February 2013	—	—	—	—
March 2013	—	—	—	—

Total	18,969	$57.75	919,718	80,282

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

None

Item 5. Other Information

None

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company		8-K	July 11, 2003	4.1

31.1	Section 302 Certification Kenneth Asbury	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Kenneth Asbury	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101	The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: May 6, 2013	By:	/s/ Kenneth Asbury
Kenneth Asbury President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2013	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 6, 2013	By:	/s/ Carol P. Hanna
Carol P. Hanna Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)