Form 10-K
period 2013-06-30
CACI INTERNATIONAL INC /DE/
filed 2013-08-27
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

The aggregate market value of common shares held by non-affiliates of the registrant on December 31, 2012 was $1,240,061,043, based upon the closing price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of August 20, 2013, the registrant had 23,264,280 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s proxy statement for its 2013 annual meeting of stockholders. With the exception of the sections of the 2013 Proxy Statement specifically incorporated herein by reference, the 2013 Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

Overview

CACI founded its business in 1962 in simulation technology. With revenue for the year ended June 30, 2013 (FY2013) of $3.7 billion, we serve clients in the U.S. federal government and commercial markets, primarily throughout North America and internationally on behalf of U.S. customers, as well as in the United Kingdom (U.K.) and the Netherlands. We deliver information solutions and services to our clients. Through our service offerings, we provide comprehensive and practical solutions by adapting emerging technologies and continually evolving legacy strengths. As a result of our diverse capabilities and client mission understanding, many of our client relationships have existed for ten years or more.

Our reliable and high-quality solutions and services have enabled us to successfully compete for and win repeat business, sustain long-term client relationships and compete effectively for new clients and new contracts. We seek competitive business opportunities and have designed our operations to support major programs through centralized business development and business alliances. We have structured our business development organization to respond to the competitive marketplace, particularly within the federal government, and support that activity with full-time marketing, sales, communications, and proposal development specialists.

Our primary customers are agencies of the U.S. government. Our information solutions and services are primarily targeted to the areas of defense, intelligence, homeland security and information technology (IT) modernization in support of national security missions and government transformation. The demand for our services, in large measure, is created by the increasingly complex network, systems and information environments in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity and, ultimately, improving performance.

Spending by the U.S. government with contractors who provide services to the Department of Defense (DoD), is being negatively impacted by the country’s fiscal shortfall. The Budget Control Act of 2011 (the Budget Act) established limits on discretionary spending, which will reduce planned defense spending by a minimum of $487 billion over a 10 year period that began with the government’s fiscal year ended September 30, 2012. In addition, the Budget Act included a sequester mechanism that imposed additional defense cuts of $500 billion, or approximately 9 percent, over nine years starting in the government’s fiscal year ending September 30, 2013, if the Congress did not identify a means to reduce the U.S. deficit by $1.2 trillion. Because these means were not identified, the sequester mechanism took effect on March 1, 2013. In light of the Budget Act and deficit reduction pressures, it is likely that discretionary spending by the federal government will remain constrained for a number of years.

The sequester mechanism, if left unmodified, along with other pressures on government spending, are negatively impacting our business and could have further negative impacts on us in the future. We may experience disruption of existing programs, delays in contract awards, and other actions, including partial or complete contract terminations.

During our FY2013, we took steps to make sure our cost structure is in line with our expectations of future business opportunities given the challenging environment for companies in our industry. We believe we are well positioned to win new business in the market areas we focus on, where the government is expected to continue to spend while constrained by sequestration.

At June 30, 2013, we had approximately 14,900 employees.

Domestic Operations

Our domestic operations account for 100 percent of our U.S. government revenue and 29.2 percent of our commercial revenue. Some of the contracts performed by our domestic operations involve assignment of employees to international locations in support of our federal government clients. At June 30, 2013, approximately 800 employees were on assignments in international locations. We provide our services and solutions to our domestic clients in the following market areas:

•

Business Systems—Within the Business Systems market, we provide the full range of information solutions and services required to plan, manage, architect, develop, deploy, and sustain the complex, integrated systems that the DoD, the Intelligence Community, and federal civilian agencies need to accomplish their transformation goals and achieve ever-increasing efficiency and effectiveness in their mission functions and business operations. Working in the domains of procurement, financial management, human capital management, and logistics and supply chain management, we have implemented enterprise-level system solutions for well over 100 federal agencies. From complex COTS (commercial off-the-shelf) enterprise resource planning (ERP) integrations that include the Oracle E-Business Suite, PeopleSoft, SAP, and Momentum to custom service-oriented architecture-based solutions, we bring disciplined industry best practices, advanced technology, and a deep understanding of federal processes and their unique compliance constraints. Our solutions and services also include shared services and shared service center operations, business intelligence and business analytics, enterprise applications support, asset management, workflow, consulting, software development, program management, and DoD’s planning, programming, budgeting and execution process. Our solutions employ an integrated cross-functional approach to maximize investments in existing systems while leveraging the potential of advanced technologies to implement new high-payback solutions.

•

C4ISR—We serve the C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance) market, which includes the Intelligence Community, DoD, Department of Homeland Security, Department of Energy, other federal agencies, and state and local governments, with solutions for collection, processing, analysis, and exploitation of a wide range of intelligence sources. We offer integrated, rapid-response, and enterprise-wide C4ISR solutions in support of military, homeland security, law enforcement, border security, emergency response, and disaster relief missions in coordinated and controlled operational settings. Our services include engineering and integration, agile development and deployment, research and development, system sustainment, test and evaluation, software and system development, and end-to-end lifecycle planning. Using integrated sensors, information systems, data fusion and dissemination systems, and mission applications, we connect with our clients’ fixed-site and mobile-networked environments to provide situational awareness and information dominance. We also provide solutions in the following areas: secure cloud computing, manned/unmanned airborne ISR, persistent ISR, ISR data fusion and analytical software tool discovery, modeling and simulation, specialized technical collection domains, C4 systems development and integration, beyond line-of-sight communications, next-generation satellite communications, secure wireless communications, and C4 information assurance protection.

•

Cyberspace—We serve the Cybersecurity market, which includes the DoD and all military services, the Intelligence Community, and federal civilian agencies such as the Departments of Homeland Security, Veterans Affairs, and Health and Human Services, in supporting the full lifecycle of preparing for, protecting against, detecting, reacting to, and actively responding to the full range of cyber threats. We proactively anticipate and address the unique security challenges associated with emerging and evolving technologies and business practices, such as cloud-based architectures, mobile and ubiquitous computing devices, and “big data” analytics. We facilitate next-generation dynamic and interactive cyber defenses based on real-time situational awareness and continuous analysis of the current risk posture as assessed against local and global threat activities. We support all aspects of cyber warfare, including cyber reconnaissance, cyber intelligence, cyber counter-intelligence, and integrated offensive cyber operations. We offer computer and network forensics, insider threat mitigation, supply chain security, electronic warfare, communications security, and secure IT professional services and strategic consulting.

•

Enterprise IT—We serve the Enterprise IT market, which includes clients throughout the DoD, the Intelligence Community, and federal civilian agencies, including the Departments of Homeland Security, Veterans Affairs, Justice, and Treasury. We provide tailored, end-to-end, enterprise-wide information solutions and services for the design, development, integration, deployment, operations and management, sustainment, and security of our clients’ infrastructure. Our Enterprise IT solutions fall within three broad categories: in-house IT infrastructure systems (IT hardware, systems development, and integration); IT outsourcing (applications and infrastructure outsourcing); and IT design and support services (consulting and design, education, and training). Our operational, analytic, and consultancy and transformational services enable and optimize the full lifecycle of the enterprise IT environment—improving the services, increasing the efficiency, and reducing the total cost and complexity of heterogeneous, networked, and geographically-dispersed operations. Our capabilities in network infrastructure design, deployment and management, data center design and management, cloud computing, virtualization, application development and hosting, mobility solutions, and advanced service desk management provide secure and efficient operational environments for our clients.

•

Geospatial—We serve the Geospatial market for domestic and international clients with solutions and services that support the collection, processing, exploitation, analysis, and dissemination of geospatial information relating to defense, intelligence, homeland security, and commercial applications. We use imagery and other collected data from government and commercial sources to produce hardcopy and digital maps, three-dimensional products, and rapid-response reporting and notification to improve decision-making and enhance understanding of military actions, natural disasters, and social trends. We provide expertise in multi-source data analysis and conflation, diverse sensor exploitation, intelligence analysis, and geographic information system (GIS) integration and deployment. We offer mobile solutions and secure web-based data accessibility and subscription services on an enterprise-wide scale. We develop and deliver geospatial intelligence (GEOINT) products, solutions, and services that include collection and production management, advanced geospatial intelligence, commercial remote sensing analysis and engineering products, overhead persistent infrared systems engineering and acquisition, unified geospatial intelligence operations, enterprise architecture solutions and services, training, and strategic planning. We contribute to national security throughout the GEOINT programmatic lifecycle, which involves identifying strategic opportunities and developing strategic planning to facilitate program execution. Our staff is skilled in resource management, requirements analysis, quality management, organization development, advanced technologies, knowledge management, and acquisition management.

•

Healthcare—We serve the Healthcare market to meet the steadily accelerating demand for new healthcare strategies and technologies throughout the U.S. government, including uniformed services, veterans and citizens. We provide transformational functional subject matter expertise and health IT services to the Department of Veterans Affairs, DoD Military Health System, Department of Health and Human Services, including the Centers for Disease Control and Prevention, the National Institutes of Health, the Centers for Medicare & Medicaid Services, and the Food and Drug Administration. We assist the federal medical community in focusing on the patient, ensuring that systems and processes at the backbone of health organizations are running efficiently. We provide solutions that unify federal healthcare delivery and support for military service personnel, veterans, and their beneficiaries. Our capabilities include healthcare information technology systems, for example designing, developing, and integrating virtual electronic health records; building components of our nation’s bioterrorism preparedness and alerting network; collecting, integrating, and managing clinical data to support retrospective and prospective research; providing public health informatics; leveraging “big data” analytics to help healthcare organizations drive cost-effective business processes, improve patient care, and increase mission success; and providing all aspects of healthcare administration, logistics, and facility management.

•

Integrated Security Solutions—We serve the Integrated Security Solutions (ISS) market by assisting clients in the development, integration, and sustainment of graduated, flexible capabilities that anticipate and address asymmetric and irregular threats and vulnerabilities. We provide our solutions and services to the DoD, including Special Operations Forces, as well as federal, state, local, and private entities that are responsible for law enforcement, homeland security, critical infrastructure protection, and national security missions. We support the U.S. and our international partners and allies in mitigating and countering the effects of natural, technological, and man-made hazards which are unrestrained by political and geographical boundaries, elements of national power, and international law. Our solutions include biometrics, border protection, specialized law enforcement, and countering illicit networks, including counter-piracy and counter-drug. They address security policy, definition, and capacity building; risk management; consequence management; critical event and incident preparedness; and training. We also provide outcomes-based training for operations in austere environments; tactical law enforcement training; critical infrastructure and key resources vulnerability assessments; counter-asymmetric threat awareness, counter-improvised explosive device training; trend analysis, intel fusion, and traditional and social media exploitation for countering asymmetric threats; and strategic planning for combat, peacetime, and civil security operations.

•

Intelligence—We serve the Intelligence market, including the national Intelligence Community, the military services, and combatant commands, with cleared and skilled personnel to meet analytical, linguistic, collections, and operational requirements. A significant portion of our analytic work supports national security missions by augmenting government efforts to identify, characterize, and counter asymmetric and conventional threats around the world. We provide automated content tagging, exploitation, and management to turn large volumes of data into actionable intelligence. We generate geospatial products for a broad range of users to provide spatial data layering, advanced visualization, and 3-D modeling in support of intelligence and operations. Our IT professionals manage enterprise activities for some of the nation’s most secure networks, driving efficiencies while ensuring performance. We provide insider threat detection and counter-intelligence solutions to protect people, data, and facilities. Our counter-group analysis offerings utilize CACI-developed tools and methodologies to examine the transactional, hierarchical, temporal, and locational aspects of specific adversarial networks—whether of hackers, insurgents, proliferators, or terrorists—to determine key nodes, vulnerabilities, and intentions. In the area of collection, we emphasize close-access signals acquisition and anomaly detection in keeping with the Intelligence Community requirements for force protection and human intelligence-enabled penetration of hard targets. Our strong internal procedures and processes enable us to develop and deliver innovative software solutions to help our customers be more effective in their missions. We support a diverse range of activities within the intelligence mission lifecycle.

•

Investigation & Litigation Support—We support government investigations and litigations for the Securities and Exchange Commission, the Department of Justice, and numerous other federal agencies. The Investigation and Litigation Support (ILS) market focuses on areas present in almost every federal agency, including contract issues, personnel issues, torts, claims/case management, intellectual property, and Freedom of Information Act (FOIA) filings. We address the market in three broad categories: ILS information technology (document conversion and cloud hosting, including “big data” analysis and planning); professional services (documents/records management, attorney support, claims management, case management, FOIA, and training); and analytics (computer forensics and eDiscovery). Our services support agencies in their missions to oversee, regulate, and pursue civil and criminal prosecutions related to corporate waste, fraud, abuse, and regulatory violations—supporting agency missions for oversight and enforcement as well as crisis investigation and crisis response. We help attorneys acquire, organize, develop, control, and present evidence throughout the course of litigations. Our portfolio of legal support includes cloud hosting (online evidentiary information management to rapidly enable data storage and accessibility); e-discovery consulting and support; data forensic extraction and analysis; document/data capture and processing; database development, population, and maintenance; pre-trial, trial, and post-trial support; case management; training; claims processing and management; and FOIA support.

•

Logistics & Material Readiness—In the Logistics and Material Readiness (LMR) market, we offer a full suite of solutions and service offerings that plan for, implement, and control the efficient, effective, and secure flow and storage of goods, services, and information in support of U.S. government agencies. Our LMR clients include the DoD and military services, the Intelligence Community, federal civilian agencies, and the commercial sector. We provide LMR services in the following disciplines: supply chain management, force health services, maintenance material management, warehousing and distribution, logistics operations, integrated product support, training logistics, and ordnance logistics. We develop and manage logistics information systems and specialized simulation and modeling toolsets and provide logistics engineering services. Our operational capabilities span the supply chain, including advanced logistics planning, demand forecasting, total asset visibility (including the use of radio frequency identification technology), lifecycle support for weapons systems, and supply chain security. We minimize disruption to the supply chain using ISO 27001 and 28000-based supply chain risk management practices. Our logistics services are a critical enabler in support of defense readiness and combat sustainability objectives.

International Operations

Our international operations are conducted primarily through our operating subsidiaries in Europe, CACI Limited and CACI BV, and account for substantially all revenue generated from international clients and 70.8 percent of our commercial revenue. CACI’s European operations are headquartered in London, England, and operate primarily in our business systems and enterprise IT market areas.

Our international service offerings deliver a wide range of IT professional services and proprietary products to government and private organizations. Our international operations are engaged in the provision of services for health, education and the social care of children. We also provide network design and management services covering large scale voice and data networks for telcom service providers and corporate enterprises. Our services also include the provision of consulting and proprietary data and software products to enable our clients to find, retain and grow profitable customers through our understanding of consumer characteristics and behavior.

Competition

We operate in a highly competitive industry that includes many firms, some of which are larger in size and have greater financial resources than we do. We obtain much of our business on the basis of proposals submitted in response to requests from potential and current customers, who may also receive proposals from other firms. Additionally, we face indirect competition from certain government agencies that perform services for themselves similar to those marketed by us. We know of no single competitor that is dominant in our fields of technology. We have a relatively small share of the available worldwide market for our solutions and services and intend to achieve growth and increasing market share both organically and through strategic acquisitions.

Strengths and Strategy

We offer substantially our entire range of solutions and services and proprietary products to defense, intelligence and civilian agencies of the U.S. government. Our work for U.S. government agencies may combine a wide range of skills drawn from our solutions, services and product offerings. We also contract through our international operations to supply solutions, services and/or products to governments of other nations. As with other government contractors, our business is subject to government client funding decisions and actions that are beyond our control.

Although we are a supplier of proprietary computer-based technology products and marketing systems products, we are not primarily focused on being a software product developer-distributor (see discussion following under “Patents, Trademarks, Trade Secrets and Licenses”).

Our international commercial client base consists primarily of large enterprises in the U.K. This market is the primary target of our proprietary marketing systems software, and database products and consultancy services. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment.

In order to effectively perform on our existing client contracts and secure new client contracts within the U.S. government, we must maintain expert knowledge of agency policies, operations and challenges. We combine this comprehensive knowledge with significant expertise in the design, integration, development and implementation of advanced information solutions and services. This capability provides us with opportunities either to compete directly for, or to support other bidders in competition for, multi-million dollar and multi-year award contracts from the U.S. government.

We have strategic business relationships with a number of companies associated with the information technology industry. These strategic partners have business objectives compatible with ours and offer products and services that complement ours. We intend to continue development of these kinds of relationships wherever they support our growth objectives.

Our marketing and new business development is conducted by many of our officers and managers including the Chief Executive Officer, executive officers, vice presidents and division managers. We employ marketing professionals who identify and qualify major contract opportunities, primarily in the federal government market.

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

At any one time, we may have several thousand separate active contracts and/or task orders. In FY2013, the ten top revenue-producing contracts, many of which consist of many task orders, accounted for 40.7 percent of our revenue, or $1.5 billion.

In FY2013, 94.4 percent of our revenue came from U.S. government prime contracts or subcontracts consisting of 74.3 percent from DoD contracts and 20.1 percent from U.S. government civilian agency clients.

Industry Trends

The federal government is a large and sophisticated user of information technology. The nation’s expenditures on military, homeland security, and intelligence operations are substantially larger than those of any of its allies or adversaries. Budgets for these operations have nearly doubled since the terrorist attacks in 2001. We believe that the following trends will impact the federal government’s future spending on the types of services we provide:

•

As combat operations in Afghanistan draw to a close and reduction of the national debt and annual budget deficits under the Budget Act are implemented, discretionary spending by the government is declining. Unless the 2011 law is amended or replaced by other legislation, sequestration of discretionary spending will occur through the government’s fiscal year 2021.

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

•

It is likely that the Middle East will continue to be unstable even as U.S. national security organizations are executing a strategic shift toward Asia-Pacific. This shift will create opportunities as well as threats as the contractor community adapts to the changing needs of Defense, Intelligence, Homeland Security, State, and U.S. partners.

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

•

As budgets are diverted from weapons systems platforms to system upgrades and enhanced services for the non-combat warfighter, increasing competitive pressures from large aerospace firms and traditional original equipment manufacturing companies are anticipated. Non-traditional players have entered the market and have established positions related to such areas as cloud computing, cyber, satellite operations, business systems and healthcare IT. Moreover, commercial off-the shelf software solutions are gradually replacing government developed systems.

•

As companies strive to expand by increasing market share, there is increasing competition for acquisition candidates. Niche players in cyber, healthcare and intelligence analysts are in particularly high demand.

•	The government has mandated changes to the manner in which it purchases goods and services. The aspects of this mandate that are most relevant to us are as follows:

•	The increased emphasis on the use of low priced, technically acceptable proposal evaluations represents a challenge to maintain value added differentiation to our solutions.

•

The use of time and material and sole-source contracts is now greatly reduced. The use of award fees is diminishing. In addition, more scrutiny is being placed on the amount of fee bid on cost reimbursable type contracts.

•	The increased engagement by competition advocates maximizes the use of multiple-source, continuously competitive contracts.

•	Fees for subcontract management are being limited to reflect actual value provided, i.e., risk assumed by prime and continuous subcontractor risk reduction.

•	In many cases, periods of performance on task orders are being limited to two years and periods for contracts are being limited to four years.

•	Size thresholds for small business have been revised upward so as to include businesses that currently exceed revenue thresholds.

•	The government’s management of cash may slow the timing of payment of our invoices.

Recent Significant Acquisitions

During the past three fiscal years, we completed a total of eleven acquisitions, eight in the U.S. and three supporting our international operations, including:

•

The December 31, 2012 acquisition of IDL Solutions, Inc., a provider of information technology solutions, applications, and mission-critical systems support to healthcare IT clients and other civilian agencies, for $21.5 million.

•	The November 30, 2012 acquisition of Emergint Technologies, Inc., a provider of emerging technology solutions focused on the data-driven needs of national health organizations, for $36.0 million.

•	The July 2, 2012 acquisition of Delta Solutions and Technologies, Inc., a provider of financial management and business services to the federal government, for $42.5 million.

•	The October 3, 2011 acquisition of Advanced Programs Group, LLC, a provider of Oracle e-Business Services to the U.S. government, for $66.0 million.

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

Patents, Trademarks, Trade Secrets and Licenses

We own 11 patents and patent applications in the United States. While we believe our patents are valid, we do not consider that our business is dependent on patent protection in any material way. We claim copyright, trademark and other proprietary rights in a variety of intellectual property, including each of our proprietary computer software and data products and the related documentation. We presently own 22 registered trademarks and service marks and applications in the U.S. and 32 registered trademarks and service marks in other countries, primarily the U.K. All of our registered trademarks and service marks may be renewed indefinitely. In addition, we assert copyrights in essentially all of our electronic and hard copy publications, proprietary software and data products, which rights can be maintained for up to 75 years. Because most of our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections and benefit from them as discriminators in competition. We are also a party to agreements that give us the right to distribute computer software, data and other products owned by other companies, and to receive income from such distribution. As a systems integrator, it is important that we maintain access to software, data and products supplied by such third parties, but we generally have experienced little difficulty in doing so. The durations of such agreements vary according to the terms of the agreements themselves.

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

Backlog

Our total backlog as of June 30, 2013, which consists primarily of contracts with the U.S. government, was $6.9 billion, of which $1.7 billion was for funded orders. Total backlog as of June 30, 2012 was $7.2 billion. We presently anticipate, based on current revenue projections, that the majority of the funded backlog as of June 30, 2013 will result in revenue during the fiscal year ending June 30, 2014.

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

Revenue by Contract Type

The following information is provided on the amounts of our revenue attributable to cost reimbursable contracts, firm fixed-price contracts (including proprietary software product sales) and T&M contracts during each of the last three fiscal years:

	Year ended June 30,
	2013		2012		2011
	(dollars in thousands)
Cost reimbursable	$1,783,430	48.4%	$1,659,764	44.0%	$1,277,326	35.7%
Firm fixed-price	1,034,016	28.1	1,057,663	28.0	877,270	24.5
Time and materials	864,544	23.5	1,057,046	28.0	1,423,184	39.8

Total	$3,681,990	100.0%	$3,774,473	100.0%	$3,577,780	100.0%

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

We derived 94.4 percent of our total revenue in FY2013 and 94.5 percent of our total revenue in FY2012 from federal government contracts, either as a prime contractor or a subcontractor. We derived 74.3 percent of our total revenue in FY2013 and 78.0 percent of our total revenue in FY2012 from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, the General Services Administration, or any significant agency in the intelligence community or the DoD, or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could be materially and adversely affected.

Our business could be adversely affected by delays caused by our competitors protesting major contract awards received by us, resulting in the delay of the initiation of work.

It can take many months to resolve protests by one or more of our competitors of contract awards we receive. The resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated.

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

Subsequent to the enactment of the Budget Act in August of 2011, the Congress and the Administration were unable to reach agreement on budget reduction measures required by the legislation. On March 1, 2013, as required by the Budget Act, the President ordered sequestration into effect, triggering automatic reductions totaling $85 billion in both defense and domestic discretionary spending through September 30, 2013. On April 10, 2013, also under the terms of the Budget Act, the President signed a sequestration order which directs that total discretionary spending for the government’s fiscal year 2014, starting October 1, 2013, be reduced by $91 billion. The Budget Act required total projected defense spending to decline by $487 billion from the government’s fiscal year 2012 through 2021. These automatic across-the-board budget cuts resulting from sequestration are having and may continue to have significant consequences to our business and industry. In March 2013, Congress passed legislation that was a continuation of a continuing resolution (CR) enacted in September 2012 as well as five full, detailed appropriations bills, which finances all federal government activities through September 30, 2013, the end of its fiscal year. This legislation included adjusted spending levels for programs in order to protect high-priority programs and better manage the sequester.

In years when Congress does not complete its budget process before the end of its fiscal year (September 30), government operations are funded through a CR that temporarily funds federal agencies. Recent CRs have generally provided funding at the levels provided in the previous fiscal year and have not authorized new spending initiatives. When the federal government operates under a CR, delays can occur in the procurement of products and services. Historically, such delays have not had a material effect on our business; however, should funding of the federal government continue to be provided through CRs during its fiscal year beginning on October 1, 2013 and extended through the entire government 2014 fiscal year, and sequestration continues as part of the implementation of the Budget Act, it could have significant consequences to our business and our industry. If Congress cannot complete its budget process or does not pass a CR by the end of September 2013, a shut down of the federal government will result on October 1, 2013. Were a shut down to occur, it could result in our incurring substantial labor or other costs without being reimbursed under our contracts, or the delaying or cancelling of certain programs. This could also have an adverse effect on our business and our industry.

At times, we may continue to work without funding, and use our funds in order to meet our customer’s desired delivery dates for products or services. It is uncertain at this time which of our programs’ funding could be reduced in future years or whether new legislation will be passed by Congress in the next fiscal year that could result in additional or alternative funding cuts.

Additionally, our business could be seriously affected if the demand for and priority of funding for combat operations in Afghanistan decreases faster than we have anticipated or if we experience an increase in set-asides for small businesses, which could result in our inability to compete directly for prime contracts.

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

The federal government may change its procurement practices, such as in proposed acquisition reforms, or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts or other government-wide contracts, adopt new socio-economic requirements, or change the basis upon which it reimburses our compensation and other expenses or otherwise limit such reimbursements. In all such cases, there is uncertainty surrounding the changes and what actual impacts they may have on contractors. These changes could impair our ability to obtain new contracts or win re-competed contracts or adversely affect our future profit margin. Any new contracting methods could be costly or administratively difficult for us to satisfy and, as a result, could cause actual results to differ materially and adversely from those anticipated.

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

Federal government agencies, including the Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also evaluate the adequacy of internal controls over our business systems, including our purchasing, accounting, estimating, earned value management, and government property systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems is found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially and adversely from those anticipated. DCAA audits for costs incurred on work performed after June 30, 2005 have not yet been completed. In addition, DCAA audits for costs incurred by our recent acquisitions for certain periods prior to acquisition have not yet been completed. We do not know the outcome of any existing or future audits and if any future audit adjustments significantly exceed our estimates our profitability could be adversely affected.

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

We perform a portion of our engagements on a variety of fixed-price contract vehicles. We derived 28.1 percent of our total revenue in FY2013 and 28.0 percent of our total revenue in FY2012 from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a T&M basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.

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

At June 30, 2013, our backlog included cost reimbursable, T&M and fixed-price contracts. Cost reimbursable and T&M contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may vary materially and adversely depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Systems failures may disrupt our business and have an adverse effect on our results of operations.

Any systems failures, including network, software or hardware failures, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortages or terrorist attacks, could cause loss of data or interruptions or delays in our business or that of our clients. Like other global companies, we have experienced cyber security threats to our data and systems, our company sensitive information, and our information technology infrastructure, including malware and computer virus attacks, unauthorized access, systems failures and temporary disruptions. Prior cyber attacks directed at us have not had a material adverse impact on our business or our financial results, and we believe that our continuing commitment toward threat detection and mitigation processes and procedures will avoid such impact in the future. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted. In addition, the failure or disruption of our mail, communications or utilities could cause us to interrupt or suspend our operations or otherwise harm our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our actual results could differ materially and adversely from those anticipated.

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

We depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. If the federal government, any of our other clients or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially and adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds or lack of an approved budget. In addition, the DCAA may revoke our direct billing privileges, which would adversely affect our ability to collect our receivables in a timely manner. Contracting officers have the authority to impose contractual withholdings, which can also adversely affect our ability to collect timely. In February 2012, a Defense Federal Acquisition Regulations rule became final, requiring DoD contracting officers to impose contractual withholdings at no less than certain minimum levels if a contracting officer determines that one or more of a contractor’s business systems have one or more significant deficiencies. Some prime contractors for whom we are a subcontractor have significantly less financial resources than we do, which may increase the risk that we may not be paid in full or payment may be delayed. If we experience difficulties collecting receivables, it could cause our actual results to differ materially and adversely from those anticipated.

We have substantial investments in recorded goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

Goodwill accounts for $1.5 billion of our recorded total assets. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income.

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

We conduct the majority of our international operations in the United Kingdom and the Netherlands. Our international operations comprised 3.7 percent of our revenue in FY2013 and 3.0 percent of our revenue in FY2012. Our international operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound and the Euro, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

Approximately 70.0 percent of the revenue generated by our international operations are also subject to risks associated with operating a commercial as opposed to a government contracting business, including the effects of general economic conditions in Europe on the telecommunications, computer software and computer services sectors and the impact of more concentrated and intense competition for the reduced volume of work available in those sectors. We are marketing our services to clients in industries that are new to us and our efforts in that regard may be unsuccessful. Other factors that may adversely affect our international operations are difficulties relating to managing our business internationally, integrating recent acquisitions, multiple tax structures and adverse changes in foreign exchange rates. Any of these factors could cause our actual results to differ materially and adversely from those anticipated.

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

The Credit Facility consists of a $750.0 million revolving credit facility and a $150.0 million term loan facility. At June 30, 2013, $180.0 million was outstanding under the revolving credit facility and $131.2 million was outstanding under the term loan. In addition, we have $300.0 million outstanding under our convertible senior subordinated notes due May 1, 2014 (the Notes). We are able to incur additional debt in the future by drawing down on the unused portion of the revolving credit facility and have flexibility under the Credit Facility to increase the term loan facility or the revolving credit facility in an aggregate amount as of June 30, 2013 of up to $150.0 million with applicable lender approvals. Subsequent to June 30, 2013, this amount was increased to the greater of $250.0 million or 2.75 times the senior secured leverage ratio. In addition, the terms of the Credit Facility allow us to incur additional indebtedness from other sources so long as we satisfy the covenants in the agreement governing the Credit Facility. If new debt is added to our current debt levels, the risks related to our ability to service that debt could increase.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Interest payments on the Notes are due each May and November and the outstanding principal amount comes due on May 1, 2014. In order to meet this payment obligation we may have to amend or refinance our Credit Facility which we may not be able to do at the expected time, in the amounts we would like, or at all. In addition, there can be no assurance that we will be able to raise the additional liquidity from alternative sources in a timely fashion or on commercially acceptable terms, or at all. As of June 30, 2013, the Credit Facility was scheduled to expire in November 2016. Subsequent to June 30, 2013, the maturity date was extended to August 2018. Principal payments under the term loan facility are due in quarterly installments. Our business may not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.

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

In the event the conditional conversion features of the Notes are triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. As of June 30, 2013, we had $569.6 million available under our revolving credit facility, which we could use to satisfy payment obligations arising from conversions of the Notes. However, there can be no assurance that all or any portion of this facility will be available at the time any such conversion obligations arise. Our failure to pay the required cash upon conversion as required under the Notes would constitute an event of default which, if not waived, would result in the immediate acceleration of our payment obligations under all of the Notes. Any such default would also result in an event of default under the Credit Facility. In such a situation, we may not be able to repay our debt or borrow sufficient funds to refinance it, and, even if new financing is available, it may be available on terms less favorable than the terms of our existing debt and, potentially, on terms that are unacceptable to us. A material deterioration in our financial condition or operating results could inhibit our access to additional investment capital and may cause the price of our common stock to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of June 30, 2013, we leased office space at 116 U.S. locations containing an aggregate of approximately 2.2 million square feet located in 28 states and the District of Columbia. In four countries outside the U.S., we leased office space at 11 locations containing an aggregate of approximately 60,000 square feet. Our leases expire primarily within the next five years, with the exception of eight leases in the Washington, DC metropolitan area and five leases outside of the metro area, which will expire within the next five to 11 years. We anticipate that most of these leases will be renewed or replaced by other leases. All of our offices are in reasonably modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

We maintain our corporate headquarters in approximately 117,000 square feet of space at 1100 North Glebe Road, Arlington, Virginia. See Note 14, Leases, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information regarding our lease commitments.

Item 3. Legal Proceedings

Al Shimari, et al. v. L-3 Services, Inc. et al.

On June 30, 2008, Plaintiff Al Shimari filed a twenty-count complaint in the United States District Court for the Southern District of Ohio. Plaintiff Al Shimari is an Iraqi who claimed that he suffered significant physical injury and emotional distress while held at Abu Ghraib prison in Iraq. The lawsuit named CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc. The complaint alleged that the Defendants conspired with U.S. military personnel to engage in illegal treatment of Iraqi detainees. The complaint did not allege any interaction between Plaintiff Al Shimari and any CACI employee. Plaintiff Al Shimari sought, inter alia, compensatory damages, punitive damages, and attorney’s fees. On August 8, 2008, the court granted CACI’s motion to transfer the action to the United States District Court for the Eastern District of Virginia. Thereafter, an amended complaint was filed adding three plaintiffs. On September 12, 2008, Mr. Dugan was dismissed from the case without prejudice. On October 2, 2008, CACI filed a motion to dismiss the case. CACI also moved to stay discovery pending further proceedings. The court granted CACI’s motion to stay discovery. On March 18, 2009, the court granted in part and denied in part CACI’s motion to dismiss. On March 23, 2009, CACI filed a notice of appeal with respect to the March 18, 2009 decision. Plaintiffs filed a motion to strike CACI’s notice of appeal and a motion to lift the stay on discovery. The United States District Court for the Eastern District of Virginia denied both motions. On April 27, 2009, Plaintiffs filed a motion to dismiss the appeal in the United States Court of Appeals for the Fourth Circuit. The United States Court of Appeals for the Fourth Circuit deferred any ruling on Plaintiffs’ motion and issued a briefing schedule. Plaintiffs filed a notice of cross-appeal, which CACI moved to dismiss. The Court of Appeals dismissed the Plaintiffs’ cross-appeal. On October 26, 2010, the United States Court of Appeals for the Fourth Circuit heard oral argument in the appeal and took the matter under advisement. On September 21, 2011, the United States Court of Appeals for the Fourth Circuit reversed the decision of the United States District Court for the Eastern District of Virginia and remanded the action with instructions to dismiss the action. On October 5, 2011, Plaintiffs filed a petition for a rehearing en banc, which the Court of Appeals granted. The Court of Appeals also invited the United States to participate in the en banc rehearing of the appeal as amicus curiae. The United States participated in that capacity in the en banc rehearing. On January 27, 2012, the Court of Appeals, sitting en banc, heard oral argument. On May 11, 2012, the Court of Appeals, in an 11-3 decision, held that it lacked jurisdiction over the appeal and dismissed the appeal. The action returned to the district court for further proceedings.

On October 12, 2012, the district court conducted a status conference at which the court asked the parties to prepare and submit a plan for discovery in the action. The parties subsequently filed a joint discovery plan, which the court approved. The Court also lifted the stay of discovery, and reinstated the claims arising under the Alien Tort Statute (ATS) that the Court had previously dismissed. On December 26, 2012, Plaintiffs filed a Second Amended Complaint. Defendants moved to dismiss several counts of the Second Amended Complaint. On March 8, 2013, the Court dismissed the conspiracy claims in the Second Amended Complaint, and dismissed CACI International Inc from the action. Subsequently, the Court allowed Plaintiffs to file a Third Amended Complaint for the purpose of repleading the conspiracy claims. On March 28, 2013, Plaintiffs filed a Third Amended Complaint, and on April 15, 2013, Defendant CACI Premier Technology, Inc. moved to dismiss the conspiracy claims in the Third Amended Complaint.

On March 19, 2013, the Court granted a motion for reconsideration filed by Defendants with respect to the statute of limitations applicable to the common law tort claims of three of the four Plaintiffs, and dismissed those claims. Defendant CACI Premier Technology, Inc. also filed a motion for sanctions with respect to the failure of three of the four Plaintiffs to appear for depositions and medical examinations as ordered by the court. On April 12, 2013, the Court denied that motion but entered an order requiring the three Plaintiffs to appear for depositions and medical examinations no later than April 26, 2013 and stating that if the three Plaintiffs did not comply with the order their claims were subject to dismissal. Plaintiffs did not appear for depositions in the United States as of April 26, 2013. Defendant CACI Premier Technology, Inc. then renewed its motion for sanctions, seeking dismissal, for the three Plaintiffs’ violation of the Court order to appear for depositions and medical examinations. Defendant CACI Premier Technology, Inc. also filed a motion to dismiss the ATS claims of all four Plaintiffs for lack of jurisdiction in light of the U.S. Supreme Court’s April 17, 2013 decision in Kiobel v. Royal Dutch Petroleum, and a motion to dismiss the common law claims of the single Plaintiff with those claims on various grounds.

On June 26, 2013, the Court issued a Memorandum Opinion and Order granting Defendant CACI Premier Technology, Inc.’s motions with respect to Plaintiffs’ ATS claims and Plaintiffs’ common law claims, and dismissing the Third Amended Complaint without prejudice. The Court also denied all other pending motions, including Defendant CACI Premier Technology, Inc.’s motions for sanctions and to dismiss the conspiracy claims, as moot.

On July 24, 2013, Plaintiffs filed a Notice of Appeal of the district court’s June 26 decision.

We are vigorously defending the above-described legal proceeding, and, based on our present knowledge of the facts, believe the lawsuit is completely without merit.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol “CACI”.

The ranges of high and low sales prices of our common stock quoted on the New York Stock Exchange for each quarter during the fiscal years ended June 30, 2013 and 2012 were as follows:

	2013		2012
Quarter	High	Low	High	Low
1st	$57.97	$50.79	$66.49	$46.63
2nd	$57.07	$48.56	$59.45	$46.36
3rd	$58.49	$49.98	$63.11	$54.95
4th	$65.52	$54.05	$63.02	$41.29

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

As of August 20, 2013, the number of stockholders of record of our common stock was approximately 306. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2013	18,515	$55.24	938,233	61,767
May 2013	—	—	—	—
June 2013	—	—	—	—

Total	18,515	$55.24	938,233

The following graph compares the cumulative 5-year total return to shareholders on CACI International Inc’s common stock relative to the cumulative total returns of the Russell 1000 index and the Dow Jones U.S. Computer Services Total Stock Market index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2008 and tracks it through June 30, 2013.

Comparison of Five Year Cumulative Total Returns

Performance Graph for

CACI International Inc

	June 30,
	2008	2009	2010	2011	2012	2013
CACI International Inc	100.00	93.32	92.81	137.81	120.20	138.71
Russell 1000	100.00	73.31	84.48	110.82	115.67	140.24
Dow Jones U.S. Computer Services Total Stock Market	100.00	87.60	107.60	150.83	168.94	169.91

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements for each of the fiscal years in the five year period ended June 30, 2013. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto, included in Part II in this Annual Report on Form 10-K.

Income Statement Data

	Year ended June 30,
	2013	2012	2011	2010	2009 (As Adjusted(1))
	(amounts in thousands, except per share data)
Revenue	$3,681,990	$3,774,473	$3,577,780	$3,149,131	$2,730,162
Costs of revenue	3,411,149	3,474,624	3,326,379	2,954,349	2,546,048
Net income attributable to CACI	151,689	167,454	144,218	106,515	89,698

Earnings per common share and common share equivalent:
Basic:
Weighted-average shares outstanding	23,010	27,077	30,281	30,138	29,976
Earnings per share	$6.59	$6.18	$4.76	$3.53	$2.99
Diluted:
Weighted-average shares and equivalent shares outstanding	23,885	28,111	31,300	30,676	30,427
Earnings per share	$6.35	$5.96	$4.61	$3.47	$2.95

Balance Sheet Data

	As of June 30,
	2013		2012	2011	2010	2009 (As Adjusted(1))
	(amounts in thousands)
Total assets	$2,501,265		$2,388,222	$2,320,131	$2,244,766	$2,006,079
Long-term liabilities	551,199		738,848	573,294	413,188	658,567
Working capital	(14,519	)(2)	200,863	344,857	182,323	406,928
Shareholders’ equity	1,207,572		1,164,445	1,309,616	1,173,155	1,029,608

(1)	Certain amounts as of and for the year ended June 30, 2009 have been adjusted to reflect the retroactive application of new accounting standards. See Note 3 in the Notes to Consolidated Financial Statements contained in the Annual Report on Form 10-K for the year ended June 30, 2011 for additional information.
(2)	Reflects the classification of the Notes, which are due May 1, 2014, as a current liability.

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

Overview

We are a leading provider of information solutions and services to the U.S. government. We derived 94.4 percent of our revenue during the year ended June 30, 2013 from contracts with U.S. government agencies, including 74.3 percent from DoD customers and 20.1 percent from U.S. federal civilian agency customers including the Department of Homeland Security. We also provide services to state and local governments, commercial customers and agencies of foreign governments.

Budgetary pressures and sequestration have created a challenging environment for us and other companies in our industry. For further information on the trends currently impacting us, please see Item 1, Business—Industry Trends.

For the year ended June 30, 2013, 87.9 percent of our revenue was from contracts where we were the lead, or “prime,” contractor. Our contract base has approximately 610 active contracts and 1,780 active task orders. We have a diverse mix of contract types, with 48.4 percent, 28.1 percent, and 23.5 percent of our revenue for the year ended June 30, 2013, derived from cost-reimbursable, fixed-price and T&M contracts, respectively. We generally do not pursue fixed-price software development contracts that may create financial risk.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. We consider the accounting policies and estimates addressed below to be the most important to our financial position and results of operations, either because of the significance of the financial statement item or because they require the exercise of significant judgment and/or use of significant estimates. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

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

Accounting for Business Combinations, Goodwill and Acquired Intangible Assets

The purchase price of an acquired business is allocated to the tangible assets and separately identifiable intangible assets acquired less liabilities assumed based upon their respective fair values, with the excess recorded as goodwill.

We evaluate goodwill at least annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation includes comparing the fair value of the relevant reporting unit to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. Impairment is measured by comparing the derived fair value of the goodwill to its carrying value. Separately identifiable intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment if impairment indicators are present.

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

During the quarter ended June 30, 2013, we voluntarily changed the date of our annual goodwill impairment testing from the last day of the fourth quarter to the first day of the fourth quarter. This change is preferable as it provides us with additional time to complete our annual goodwill impairment testing in advance of our year-end reporting and results in better alignment with our strategic planning and forecasting process. In accordance with U.S. generally accepted accounting principles, we will continue to perform interim impairment testing should circumstances requiring it arise. This change does not result in the delay, acceleration, or avoidance of an impairment charge. This change has no indirect effects and is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively. We completed our annual goodwill assessment as of April 1, 2013 and no impairment charge was necessary as a result of this assessment.

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

Consolidated Statements of Operations

Years ended June 30,

							Year to Year Change
	2013	2012	2011	2013	2012	2011	2012 to 2013		2011 to 2012
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(dollar amounts in thousands)
Revenue	$3,681,990	$3,774,473	$3,577,780	100.0%	100.0%	100.0%	$(92,483)	(2.5)%	$196,693	5.5%

Costs of revenue
Direct costs	2,535,606	2,598,890	2,528,660	68.8	68.9	70.7	(63,284)	(2.4)	70,230	2.8
Indirect costs and selling expenses	821,465	819,772	741,652	22.3	21.7	20.7	1,693	0.2	78,120	10.5
Depreciation and amortization	54,078	55,962	56,067	1.5	1.5	1.6	(1,884)	(3.4)	(105)	(0.2)

Total costs of revenue	3,411,149	3,474,624	3,326,379	92.6	92.1	93.0	(63,475)	(1.8)	148,245	4.5

Income from operations	270,841	299,849	251,401	7.4	7.9	7.0	(29,008)	(9.7)	48,448	19.3
Interest expense and other, net	25,818	24,101	23,144	0.7	0.6	0.6	1,717	7.1	957	4.1

Income before income taxes	245,023	275,748	228,257	6.7	7.3	6.4	(30,725)	(11.1)	47,491	20.8
Income taxes	92,347	107,537	83,105	2.6	2.9	2.4	(15,190)	(14.1)	24,432	29.4

Net income including portion attributable to noncontrolling interest in earnings of joint venture	152,676	168,211	145,152	4.1	4.4	4.0	(15,535)	(9.2)	23,059	15.9
Noncontrolling interest in earnings of joint venture	(987)	(757)	(934)	(0.0)	(0.0)	(0.0)	(230)	30.4	177	(19.0)

Net income attributable to CACI	$151,689	$167,454	$144,218	4.1%	4.4%	4.0%	$(15,765)	(9.4)%	$23,236	16.1%

Revenue

For FY2013, our total revenue decreased by $92.5 million, or 2.5 percent. Our revenue from existing operations decreased 5.7 percent, or $216.8 million, primarily related to a decrease in revenue from DoD. This decrease was partially offset by $124.3 million of revenue associated with acquired businesses. Revenue generated from the date a business is acquired though the first anniversary of that date is considered acquired revenue.

During FY2012, total revenue increased by $196.7 million, or 5.5 percent. Approximately 2.4 percent, or $87.0 million, of revenue growth was organic and resulted primarily from increases in services and solutions provided to our DoD, intelligence and federal civilian agency customers. The remaining 3.1 percent increase, or $109.7 million, was generated by acquisitions completed in FY2012 and FY2011.

Our acquired revenue for FY2013 and FY2012 is as follows (in millions):

Business Acquired	2013	2012
Delta Solutions and Technologies, Inc.	$54.1	$—
Emergint Technologies, Inc.	24.2	—
Tomorrow Communications Ltd.	18.5	13.3
Advanced Programs Group, Inc.	9.9	26.7
IDL Solutions, Inc.	8.0	—
Paradigm Solutions Corporation	4.9	27.5
Pangia Technologies, LLC	—	21.8
TechniGraphics, Inc	—	12.3
Others	4.7	8.1

Total	$124.3	$109.7

The following table summarizes revenue earned by each of the customer groups for the three most recent fiscal years:

	Year ended June 30,
	2013		2012		2011
	(dollar amounts in thousands)
Department of Defense	$2,735,102	74.3%	$2,944,924	78.0%	$2,858,721	79.9%
Federal civilian agencies	741,053	20.1	620,870	16.5	537,687	15.0
Commercial and other	190,142	5.2	193,840	5.1	166,966	4.7
State and local governments	15,693	0.4	14,839	0.4	14,406	0.4

Total	$3,681,990	100.0%	$3,774,473	100.0%	$3,577,780	100.0%

Revenue from DoD customers decreased 7.1 percent, or $209.8 million, to $2.7 billion for FY2013 as compared to FY2012. This decrease was attributable primarily to lower other direct costs (ODCs) as a result of both the draw down in Afghanistan and sequestration-related reductions. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems. DoD revenue also includes work with the U.S. Navy, and other DoD agencies.

Revenue from DoD customers increased 3.0 percent, or $86.2 million, to $2.9 billion for FY2012 as compared to FY2011. $48.0 million of the increase was attributable to acquired DoD revenue and the remaining $38.2 million of the increase was attributable to revenue from existing operations.

Revenue from federal civilian agencies increased 19.4 percent, or $120.2 million, to $741.1 million during FY2013 as compared to FY2012. Of the federal civilian agency revenue growth, $23.6 million was attributable to existing operations and $96.6 million was attributable to acquisitions.

Revenue from federal civilian agencies increased 15.5 percent, or $83.2 million, to $620.9 million during FY2012 as compared to FY2011. Of the federal civilian agency revenue growth, $40.1 million was attributable to acquisitions.

Commercial and other revenue decreased 1.9 percent, or $3.7 million, to $190.1 million in FY2013 as compared to FY2012. During FY2012, we had a commercial product sale that generated $12.0 million in revenue. Commercial revenue is derived from both international and domestic operations. In FY2013, international operations accounted for 70.8 percent, or $134.5 million, of the total commercial revenue, while domestic operations accounted for 29.2 percent, or $55.6 million.

Commercial and other revenue increased 16.1 percent, or $26.9 million, to $193.8 million in FY2012 as compared to FY2011. This revenue growth came from both acquisitions and the $12.0 million product sale referenced above. In FY2012, international operations accounted for 59.4 percent, or $115.1 million, of the total commercial revenue, while domestic operations accounted for 40.6 percent, or $78.7 million.

Revenue from state and local governments increased by 5.8 percent, or $0.9 million during FY2013, as compared to FY2012. In FY2012 as compared to FY2011, revenue from state and local governments increased by 3.0 percent, or $0.4 million. Revenue from state and local governments represented less than one percent of our total revenue in each of FY2013, FY2012, and FY2011.

Income from Operations

Income from operations decreased 9.7 percent or $29.0 million, in FY2013 as compared to FY2012. Our operating margin was 7.4 percent, down from 7.9 percent during the same period a year ago. Operating margin during FY2012 was favorably impacted by greater than expected profitability on a large fixed price contract.

Income from operations increased 19.3 percent, or $48.4 million, in FY2012 as compared to FY2011. Our operating margin in FY2012 of 7.9 percent increased from 7.0 percent in FY2011. The increase in margin rate related primarily to strong direct labor growth and the aforementioned fixed price contract.

During the fiscal years ended June 30, 2013, 2012, and 2011, as a percentage of revenue, total direct costs were 68.8 percent, 68.9 percent, and 70.7 percent, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontracted labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period.

The single largest component of direct costs, direct labor, was $1.0 billion, $977.7 million and $888.0 million in FY2013, FY2012, and FY2011, respectively. ODCs were $1.5 billion, $1.6 billion, and $1.6 billion in FY2013, FY2012, and FY2011, respectively.

Indirect costs and selling expenses which include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor and other discretionary expenses, increased $1.7 million or 0.2 percent in FY2013 as compared to FY2012. As a percentage of revenue indirect costs and selling expenses were 22.3 percent, 21.7 percent and 20.7 percent for FY2013, FY2012 and FY2011, respectively. In addition to an increase in fringe benefit expense associated with our increase in direct labor, indirect costs and selling expenses were increased by $7.1 million of severance expense and $2.3 million of lease-related expenses associated with cost reduction activities. These actions resulted from a strategic review of our business in response to sequestration and other government actions which negatively impacted our operations. Profit bonus expense recorded in FY2013, which in large part is based on the Company’s performance, was $34.3 million lower than profit bonus expense recorded in FY2012.

Indirect expense in FY2012 and FY2011 reflected a reduction of expense associated with the reduction in the fair value of acquisition-related contingent consideration liabilities related to acquisitions completed in FY2010. The reduction recorded was $0.4 million in FY2012 and $9.6 million in FY2011.

A component of indirect costs and selling expenses is stock compensation. Total stock compensation expense was $8.8 million, $15.5 million, and $17.9 million for the fiscal years ended June 30, 2013, 2012, and 2011, respectively. In September 2012, we made our annual grant of Performance-based Restricted Stock Units (PRSUs) to our key employees and began recording the associated stock compensation expense. The vesting of these PRSUs was based in part on the achievement of a specified net after tax profit for FY2013, which was not met. Stock compensation expense recorded before we determined it was probable that the performance metric would not be met was reversed and, accordingly, stock compensation expense in FY2013 does not include any expense for this year’s annual grant. The decrease in stock compensation expense from FY2011 to FY2012 was due primarily to a higher level of forfeitures in FY2012 and a decrease in stock compensation expense associated with the issuance of performance-based RSUs in FY2009 and FY2010.

Depreciation and amortization expense decreased $1.9 million, or 3.4 percent, in FY2013 as compared to FY2012. The decrease was attributable to decreased amortization of intangible assets offset by increases in depreciation and leasehold improvement amortization expense. In FY2012 as compared to FY2011, depreciation and amortization expense decreased $0.1 million, or 0.2 percent.

Net interest expense and other increased $1.7 million, or 7.1 percent, in FY2013 as compared to FY2012. This increase was primarily attributable to an increase in interest expense related to higher outstanding debt. Net interest expense and other increased $1.0 million, or 4.1 percent, in FY2012 as compared to FY2011 primarily as a result of an increase in interest expense related to higher outstanding debt which was partially offset by a decrease in amortization of deferred financing costs. Interest expense and other includes a reduction for our share of the net income of AC First, LLC, a joint venture between us and AECOM Government Services, Inc. of $2.6 million in FY2013 and $1.7 million in FY2012.

The effective income tax rates in FY2013, FY2012, and FY2011, were 37.8 percent, 39.1 percent, and 36.6 percent, respectively. The tax rate in each year benefitted from tax benefits related to deductions claimed for income from qualified domestic production activities and non-taxable gains on assets invested in corporate-owned life insurance (COLI) policies.

Quarterly Financial Information

Quarterly financial data for the two most recent fiscal years is provided in Note 25, Quarterly Financial Data, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Effects of Inflation

During FY2013, 48.4 percent of our business was conducted under cost-reimbursable contracts which automatically adjust revenue to cover costs that are affected by inflation. 23.5 percent of our revenue was earned under T&M contracts, where labor rates for many of the services provided are often fixed for several years. Under certain T&M contracts containing IDIQ procurement arrangements, we do adjust labor rates annually as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our T&M and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $249.3 million, $271.2 million and $231.2 million for the years ended June 30, 2013, 2012 and 2011, respectively.

The Credit Facility is a $900.0 million credit facility, which includes a $750.0 million revolving credit facility (the Revolving Facility), and a $150.0 million term loan (the Term Loan). The Revolving Facility has subfacilities of $50.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. At June 30, 2013, $131.3 million was outstanding under the Term Loan, $180.0 million was outstanding under the Revolving Facility, we had no borrowings on the swing line and a $0.4 million letter of credit was outstanding. As of June 30, 2013, the Credit Facility had an accordion feature that would allow the facility to be expanded by an additional $150.0 million with applicable lender approvals. Subsequent to June 30, 2013, this amount was increased to the greater of $250.0 million or 2.75 times the senior secured leverage ratio.

The Term Loan is a five-year secured facility under which principal payments are due, as of June 30, 2013, in quarterly installments of $1.9 million through September 30, 2015 and $3.8 million thereafter through September 30, 2016, with the balance due in full on November 18, 2016. Subsequent to June 30, 2013, the maturity date was extended to August 2018 and appropriate adjustments to the amortization schedule to reflect this change in maturity date were made.

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

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of June 30, 2013, none of the conditions permitting conversion of the Notes had been satisfied. As the Notes are due in May 2014, as of June 30, 2013 we have classified the Notes as a current liability.

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

Cash and cash equivalents were $64.3 million and $15.7 million as of June 30, 2013 and 2012, respectively. The increase in cash and cash equivalents was primarily attributable to less cash used for acquisitions and repurchases of company stock than in the prior year. Our operating cash flow was $249.3 million for FY2013, compared to $271.2 million for the same period a year ago. Days-sales outstanding were 58 at both June 30, 2013 and 2012.

We used $127.4 million and $204.4 million of cash in investing activities during FY2013 and FY2012, respectively. During the twelve months ended June 30, 2013 we paid $107.0 million for business acquisitions, as compared to $185.9 million during the same period a year ago. Purchases of office and computer related equipment of $15.4 million and $18.3 million in FY2013 and FY2012, respectively, accounted for a majority of the remaining funds used in investing activities. Generally, we have relatively low capital expenditure requirements for our business, and expect these expenditures in the coming years to remain consistent with the levels reported in FY2013.

Cash flows used in financing activities were $73.0 million during FY2013 and $215.5 million during FY2012. During the year ended June 30, 2013, we had net borrowings of $46.9 million under our Credit Facility.

These borrowings along with our available cash balance and our operating cash flow funded our repurchase of 2.3 million shares of company stock for $127.5 million and the acquisitions made during FY2013. During the year ended June 30, 2012 we had net borrowings of $116.3 million under our Credit Facility. Those borrowings along with our available cash balance and our operating cash flow funded our repurchase of 5.8 million shares of company stock for $316.6 million and the acquisitions made during FY2012. During the year ended June 30, 2012 we paid $21.6 million in settlement of contingent consideration for acquisitions completed during the year ended June 30, 2010 as compared to $3.2 million of contingent consideration associated with prior year acquisitions paid during the year ended June 30, 2013. Cash flows from financing activities continued to benefit from proceeds received from the exercise of stock options and purchases of stock under the CACI International Inc Employee Stock Purchase Plan (ESPP). Proceeds from these activities totaled $17.6 million and $11.6 million during FY2013 and FY2012, respectively.

We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. We expect to pay off the Notes with funds available under the Credit Facility, or with cash on hand, or with cash proceeds from a new debt security. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under the Credit Facility will depend on our future financial performance which will be affected by many factors outside of our control, including current worldwide economic conditions.

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of June 30, 2013, we had an outstanding letter of credit of $0.4 million. We have no other material off-balance sheet financing arrangements.

The following table summarizes our contractual obligations as of June 30, 2013 that require us to make future cash payments:

	Payments Due By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(amounts in thousands)
Contractual obligations(1):
Bank credit facility-term loan(2)	$131,250	$7,500	$20,625	$103,125	$—
Convertible notes(2)	300,000	300,000	—	—	—
Bank credit facility-revolver loan(2)	180,000	—	—	180,000	—
Operating leases(3)	224,366	44,895	74,813	49,093	55,565
Other long-term liabilities reflected on our balance sheet under generally accepted accounting principles (GAAP)
Deferred compensation(4)	82,620	7,863	7,184	3,675	63,898

Total	$918,236	$360,258	$102,622	$335,893	$119,463

(1)	The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. See Note 19 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information regarding taxes and related matters.
(2)	See Note 13 to our consolidated financial statements for additional information regarding debt and related matters.
(3)	See Note 14 to our consolidated financial statements for additional information regarding operating lease commitments.
(4)	This liability is substantially offset by investments held by the plan provider to be reimbursed to us upon the payment of the liability to the plan participant. See Note 20 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have maintained hedging relationships with various counterparties in recent years which allowed us to exchange a portion of our variable rate debt for fixed rate debt. In April 2012, we entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $100 million related to a portion of our floating rate indebtedness. The agreements are effective beginning July 1, 2013 and mature July 1, 2017. As of June 30, 2013, all outstanding balances under our Term Loan, and any amounts that may be borrowed under our Revolving Facility, were currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the year ended June 30, 2013 would have fluctuated by approximately $4.0 million.

Approximately 3.7 percent and 3.0 percent of our total revenue in FY2013 and FY2012, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of June 30, 2013, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $15.0 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2013. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

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

With the participation of our CEO and CFO, we performed an evaluation of the effectiveness of the internal control over financial reporting to comply with the rules on internal control over financial reporting issued pursuant to the Sarbanes-Oxley Act of 2002. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 Framework). Based on the evaluation procedures, our management, including the CEO and CFO, concluded that, as of June 30, 2013, our internal control over financial reporting was effective based on those criteria. In addition, our independent registered public accounting firm evaluated the effectiveness of our internal control over financial reporting. Management’s report on the effectiveness of internal control over financial reporting, and the independent auditors’ report on internal control over financial reporting, are included in Part IV of this report.

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

Item 10. Officers, Directors and Executive Officers of the Registrant

Except for the specific disclosures below, the information required by this Item 10 is included under the headings “Executive Officers” and “Corporate Governance” in our 2013 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2013 (2013 Proxy Statement) and is incorporated by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 is included in the text and tables under the headings “Compensation Discussion and Analysis” and “Executive Compensation” in our 2013 Proxy Statement and is incorporated by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The information required by this Item 12 is included under the headings “Security Ownership of Directors, Executive Officers, Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2013 Proxy Statement and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is included under the headings “Corporate Governance”, “Compensation Discussion and Analysis” and “Executive Compensation” in our 2013 Proxy Statement and is incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included under the heading “Independent Auditor Fees” in our 2013 Proxy Statement and is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

1.	Financial Statements

A.	Report of Management on Internal Control Over Financial Reporting

B.	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

C.	Report of Independent Registered Public Accounting Firm

D.	Consolidated Statements of Operations for the fiscal years ended June 30, 2013, 2012 and 2011

E.	Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2013, 2012 and 2011

F.	Consolidated Balance Sheets as of June 30, 2013 and 2012

G.	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2013, 2012 and 2011

H.	Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2013, 2012 and 2011

I.	Notes to Consolidated Financial Statements

2.	Supplementary Financial Data

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2013, 2012 and 2011

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008.		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation, incorporated above as Exhibit 3.1.		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company.		8-K	July 11, 2003	4.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
4.3	Indenture, dated as of May 16, 2007, between CACI International Inc and The Bank of New York, including the form of Note.		8-K	May 16, 2007	4.1

4.4	Registration Rights Agreement, dated as of May 16, 2007, among CACI International Inc and J.P. Morgan Securities Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Wachovia Capital Markets, LLC.		8-K	May 16, 2007	4.2

4.5	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and Morgan Stanley & Co. International plc, as amended May 11, 2007.		8-K	May 16, 2007	4.3

4.6	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Morgan Stanley & Co. International plc, as amended May 11, 2007.		8-K	May 16, 2007	4.4

4.7	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and J.P. Morgan Chase Bank, National Association, as amended May 11, 2007.		8-K	May 16, 2007	4.5

4.8	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and J.P. Morgan Chase Bank, National Association, as amended May 11, 2007.		8-K	May 16, 2007	4.6

4.9	Letter Agreement re Call Option Transaction dated as of May 10, 2007, by and between CACI International Inc and Bank of America, N.A., as amended May 11, 2007.		8-K	May 16, 2007	4.7

4.10	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Bank of America, N.A., as amended May 11, 2007.		8-K	May 16, 2007	4.8

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.1	The 1996 Stock Incentive Plan of CACI International Inc.*		S-8	February 15, 2005	4.3

10.2	Form of Stock Option Agreement between CACI International Inc and certain employees.*		10-K	September 27, 2002	10.10

10.3	Form of Performance Accelerated Stock Option Agreement between CACI International Inc and certain employees.*		10-K	September 27, 2002	10.11

10.4	The 2002 Employee Stock Purchase Plan of CACI International Inc, as amended.*		Def 14A	October 7, 2009	Appendix A

10.5	Amended and Restated Management Stock Purchase Plan of CACI International Inc.*		10-K	August 27, 2008	10.5

10.6	Amended and Restated Director Stock Purchase Plan of CACI International Inc.*		10-K	August 25, 2010	10.6

10.7	Purchase Agreement, dated May 10, 2007, among CACI International Inc and J.P. Morgan Securities Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Wachovia Capital Markets, LLC.		8-K	May 16, 2007	10.1

10.8	Amended and Restated Employment Agreement dated July 1, 2007 between J.P. London and CACI International Inc.*		10-K	August 29, 2007	10.21

10.9	Severance Compensation Agreement dated July 1, 2007 between William M. Fairl and CACI International Inc.*		10-K	August 29, 2007	10.24

10.10	Severance Compensation Agreement dated October 1, 2007 between Thomas A. Mutryn and CACI International Inc.*		S-1/A	October 9, 2007	10.25

10.11	Severance Compensation Agreement dated June 16, 2008 between Gregory R. Bradford and CACI International Inc.*		10-K	August 27, 2008	10.23

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.12	CACI International Inc 2006 Stock Incentive Plan, as amended and restated.*		Def 14A	October 7, 2009	Appendix B

10.13	Form of Performance Restricted Stock Unit Grant Agreement for Grantees Who are Grandfathered Executives.*		S-8	February 4, 2009	10.2

10.14	Form of Performance Restricted Stock Unit Grant Agreement for Grantees who are Not Eligible for Grandfathered Retirement.*		S-8	February 4, 2009	10.3

10.15	Form of Restricted Stock Unit Grant Agreement for Grantees Who are Grandfathered Executives.*		S-8	February 4, 2009	10.4

10.16	Form of Restricted Stock Unit Grant Agreement for Grantees Who are Not Eligible for Grandfathered Retirement.*		S-8	February 4, 2009	10.5

10.17	Form of Stock-Settled Stock Appreciation Rights Grant Agreement.*		S-8	February 4, 2009	10.6

10.18	Form of Non-Employee Director Restricted Stock Unit Grant Agreement.*		S-8	February 4, 2009	10.7

10.19	Amendment to the CACI International Inc 2006 Stock Incentive Plan dated June 23, 2010.*		10-K	August 25, 2010	10.33

10.20	Amendment to the CACI International Inc Management Stock Purchase Plan dated June 23, 2010.*		10-K	August 25, 2010	10.34

10.21	Credit Agreement by and among CACI International Inc as borrower; Bank of America, N.A. as administrative agent, swing line lender and L/C issuer; JP Morgan Chase Bank, N.A., as syndication agent; and each of the lenders named therein.		10-Q	November 4, 2010	10.1

10.22	Form of Performance Restricted Stock Unit Grant Agreement between CACI International Inc and certain employees.*		10-Q	February 4, 2011	10.2

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.23	Form of Non-Employee Director Restricted Stock Unit Grant Agreement.*		10-Q	February 4, 2011	10.3

10.24	Form of Restricted Stock Unit Grant Agreement for Grantees enrolled in the Management Stock Purchase Plan of CACI International Inc.*		10-Q	February 4, 2011	10.4

10.25	Form of CACI International Inc 2006 Stock Incentive Plan Restricted Stock Unit (RSU) Grant Agreement.*		10-Q	May 6, 2011	10.1

10.26	Amendment dated May 17, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 17, 2011	10.2

10.27	Form of Non-Employee Director Restricted Stock Unit Grant Agreement.*		10-K	August 29, 2011	10.30

10.28	Severance Compensation Agreement between CACI International Inc and Daniel D. Allen dated October 3, 2011.*		10-Q	November 7, 2011	10.1

10.29	Amendment dated November 18, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 22, 2011	10.3

10.30	Form of Restricted Stock Unit (RSU) Agreement under CACI International Inc Management Stock Purchase Plan.*		S-8	February 6, 2012	10.13

10.31	Form of Performance RSU Grant Agreement under CACI International Inc 2006 Stock Incentive Plan.*		S-8	February 6, 2012	10.14

10.32	Form of Stock Grant Agreement under CACI International Inc Director Stock Purchase Plan.*		S-8	February 6, 2012	10.15

10.33	Amended and Restated Director Stock Purchase Plan of CACI International Inc.*		10-Q	May 4, 2012	10.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.34	CACI International Inc Supplemental Executive Retirement Plan for Daniel D. Allen.*		10-K	August 28, 2012	10.37

10.35	Severance Compensation Agreement dated July 1, 2012 between John S. Mengucci and CACI International Inc.*		10-K	August 28, 2012	10.38

10.36	Confirmation from Bank of America, N.A. to CACI International Inc dated August 24, 2011, regarding Issuer Forward Repurchase Transaction.		10-K	August 28, 2012	10.39

10.37	Employment Agreement dated as of July 1, 2012 between Paul M. Cofoni and CACI International Inc.*		10-K	August 28, 2012	10.40

10.38	Lender Joinder and Increase Agreement dated as of October 26, 2012 between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	October 26, 2012	10.4

10.39	Amendment dated August 6, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	August 12, 2013	10.4

10.40	Employment Agreement dated February 20, 2013 between Kenneth Asbury and CACI International Inc*	X

18.1	Preferability Letter of Independent Registered Public Accounting Firm dated August 27, 2013	X

21.1	Significant Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

99.1	Certification of Chief Executive Officer pursuant to Regulation 303A.12(b) of the New York Stock Exchange.	X

101	The following materials from the CACI International Inc Annual Report on Form 10-K for the year ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the years ended June 30, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the years ended June 30, 2013, 2012 and 2011, (iii) Consolidated Balance Sheets as of June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012 and 2011, (v) Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.**

*	Denotes a management contract, compensatory plan, or arrangement.
**	Submitted electronically herewith.

Report of Management on Internal Control Over Financial Reporting

August 27, 2013

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework (1992 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2013.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included herein and has reported on the Company’s internal control over financial reporting as of June 30, 2013.

/s/ KENNETH ASBURY	/s/ THOMAS A. MUTRYN
Kenneth Asbury	Thomas A. Mutryn
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

Board of Directors and Stockholders

CACI International Inc

We have audited CACI International Inc’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). CACI International Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CACI International Inc maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CACI International Inc as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013 of CACI International Inc, and our report dated August 27, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 27, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CACI International Inc

We have audited the accompanying consolidated balance sheets of CACI International Inc as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CACI International Inc at June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CACI International Inc’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated August 27, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 27, 2013

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Fiscal year ended June 30,
	2013	2012	2011
Revenue	$3,681,990	$3,774,473	$3,577,780

Costs of revenue:
Direct costs	2,535,606	2,598,890	2,528,660
Indirect costs and selling expenses	821,465	819,772	741,652
Depreciation and amortization	54,078	55,962	56,067

Total costs of revenue	3,411,149	3,474,624	3,326,379

Income from operations	270,841	299,849	251,401
Interest expense and other, net	25,818	24,101	23,144

Income before income taxes	245,023	275,748	228,257
Income taxes	92,347	107,537	83,105

Net income including portion attributable to noncontrolling interest in earnings of joint venture	152,676	168,211	145,152
Noncontrolling interest in earnings of joint venture	(987)	(757)	(934)

Net income attributable to CACI	$151,689	$167,454	$144,218

Basic earnings per share	$6.59	$6.18	$4.76

Diluted earnings per share	$6.35	$5.96	$4.61

Weighted-average basic shares outstanding	23,010	27,077	30,281

Weighted-average diluted shares outstanding	23,885	28,111	31,300

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Fiscal year ended June 30,
	2013	2012	2011
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$152,676	$168,211	$145,152
Change in foreign currency translation adjustment	(2,567)	(3,105)	6,716
Effect of changes in actuarial assumptions and recognition of prior service cost	324	(282)	(24)
Change in fair value of interest rate swap agreements	262	(1,332)	—

Comprehensive income including portion attributable to noncontrolling interest in earnings of joint venture	150,695	163,492	151,844
Noncontrolling interest in earnings of joint venture	(987)	(757)	(934)

Comprehensive income attributable to CACI	$149,708	$162,735	$150,910

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$64,337	$15,740
Accounts receivable, net	614,616	628,842
Deferred income taxes	23,147	16,747
Prepaid expenses and other current assets	25,875	24,463

Total current assets	727,975	685,792
Goodwill	1,476,965	1,406,953
Intangible assets, net	104,188	114,816
Property and equipment, net	65,510	67,449
Supplemental retirement savings plan assets	83,419	77,371
Accounts receivable, long-term	11,330	9,942
Other long-term assets	31,878	25,899

Total assets	$2,501,265	$2,388,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$295,517	$7,500
Accounts payable	133,073	149,549
Accrued compensation and benefits	166,538	180,871
Other accrued expenses and current liabilities	147,366	147,009

Total current liabilities	742,494	484,929
Long-term debt, net of current portion	300,790	527,307
Supplemental retirement savings plan obligations, net of current portion	74,757	73,176
Deferred income taxes	124,079	86,414
Other long-term liabilities	51,573	51,951

Total liabilities	1,293,693	1,223,777

Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 41,172 and 40,626 shares issued, respectively	4,117	4,062
Additional paid-in capital	530,154	525,121
Retained earnings	1,257,638	1,105,949
Accumulated other comprehensive loss	(9,815)	(7,834)
Treasury stock, at cost (17,950 and 15,988 shares, respectively)	(577,191)	(465,303)

Total CACI shareholders’ equity	1,204,903	1,161,995
Noncontrolling interest in joint venture	2,669	2,450

Total shareholders’ equity	1,207,572	1,164,445

Total liabilities and shareholders’ equity	$2,501,265	$2,388,222

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal year ended June 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$152,676	$168,211	$145,152
Reconciliation of net income including portion attributable to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	54,078	55,962	56,067
Non-cash interest expense	12,868	12,024	11,235
Amortization of deferred financing costs	2,073	2,237	2,785
Stock-based compensation expense	8,832	15,499	17,915
Deferred income tax expense	31,102	10,653	7,587
Distribution of earnings from unconsolidated joint ventures	5,627	—	—
Equity in earnings of unconsolidated joint ventures	(2,620)	(1,728)	(1,755)
Other	—	1,322	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	32,265	(33,919)	(23,624)
Prepaid expenses and other assets	(11,739)	(11,064)	(18,391)
Accounts payable and other accrued expenses	(5,750)	41,879	(8,394)
Accrued compensation and benefits	(23,744)	3	18,277
Income taxes payable and receivable	(17,188)	930	8,590
Deferred rent	(2,861)	(2,878)	809
Supplemental retirement savings plan obligations and other long-term liabilities	13,712	12,092	14,903

Net cash provided by operating activities	249,331	271,223	231,156

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,439)	(18,284)	(14,388)
Cash paid for business acquisitions, net of cash acquired	(107,021)	(185,926)	(129,689)
Net investments in unconsolidated joint ventures	(838)	—	(5,964)
Other	(4,119)	(158)	798

Net cash used in investing activities	(127,417)	(204,368)	(149,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities, net of financing costs	837,388	1,093,751	343,978
Principal payments made under bank credit facilities	(790,500)	(977,500)	(482,403)
Payment of contingent consideration	(3,187)	(21,611)	(3,345)
Proceeds from employee stock purchase plans	4,505	4,095	4,116
Proceeds from exercise of stock options	13,050	7,466	22,077
Repurchases of common stock	(127,529)	(316,563)	(53,647)
Payment of taxes for equity transactions	(7,605)	(4,535)	(5,192)
Other	853	(584)	1,546

Net cash used in financing activities	(73,025)	(215,481)	(172,870)

Effect of exchange rate changes on cash and cash equivalents	(292)	(451)	1,231

Net increase (decrease) in cash and cash equivalents	48,597	(149,077)	(89,726)
Cash and cash equivalents, beginning of year	15,740	164,817	254,543

Cash and cash equivalents, end of year	$64,337	$15,740	$164,817

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds	$76,573	$94,994	$65,875

Cash paid for interest	$13,429	$12,447	$10,709

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	$3,030	$5,010	$2,853

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total CACI Shareholders’ Equity	Noncontrolling Interest in Joint Venture	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE, June 30, 2010	—	$—	39,366	$3,937	$468,959	$794,277	$(9,807)	9,117	$(86,653)	$1,170,713	$2,442	$1,173,155
Net income attributable to CACI	—	—	—	—	—	144,218	—	—	—	144,218	—	144,218
Noncontrolling interest in earnings of joint venture	—	—	—	—	—	—	—	—	—	—	934	934
Stock-based compensation expense	—	—	—	—	17,915	—	—	—	—	17,915	—	17,915
Exercise of stock options and vesting of restricted stock units	—	—	907	90	16,773	—	—	—	—	16,863	—	16,863
Adjustment for unrecognized tax benefit	—	—	—	—	335	—	—	—	—	335	—	335
Currency translation adjustment	—	—	—	—	—	—	6,716	—	—	6,716	—	6,716
Repurchases of common stock	—	—	—	—	—	—	—	1,041	(53,647)	(53,647)	—	(53,647)
Treasury stock issued under stock purchase plans	—	—	—	—	174	—	—	(81)	3,669	3,843	—	3,843
Post-retirement benefit costs	—	—	—	—	—	—	(24)	—	—	(24)	—	(24)
Net distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(692)	(692)

BALANCE, June 30, 2011	—	—	40,273	4,027	504,156	938,495	(3,115)	10,077	(136,631)	1,306,932	2,684	1,309,616
Net income attributable to CACI	—	—	—	—	—	167,454	—	—	—	167,454	—	167,454
Noncontrolling interest in earnings of joint venture	—	—	—	—	—	—	—	—	—	—	757	757
Stock-based compensation expense	—	—	—	—	15,499	—	—	—	—	15,499	—	15,499
Exercise of stock options and vesting of restricted stock units	—	—	353	35	1,170	—	—	—	—	1,205	—	1,205
Currency translation adjustment	—	—	—	—	—	—	(3,105)	—	—	(3,105)	—	(3,105)
Change in fair value of interest rate swap agreements, net	—	—	—	—	—	—	(1,332)	—	—	(1,332)	—	(1,332)
Repurchases of common stock	—	—	—	—	—	—	—	6,000	(328,890)	(328,890)	—	(328,890)
Treasury stock issued under stock purchase plans	—	—	—	—	4,296	—	—	(89)	218	4,514	—	4,514
Post-retirement benefit costs	—	—	—	—	—	—	(282)	—	—	(282)	—	(282)
Net distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(991)	(991)

BALANCE, June 30, 2012	—	—	40,626	4,062	525,121	1,105,949	(7,834)	15,988	(465,303)	1,161,995	2,450	1,164,445
Net income attributable to CACI	—	—	—	—	—	151,689	—	—	—	151,689	—	151,689
Noncontrolling interest in earnings of joint venture	—	—	—	—	—	—	—	—	—	—	987	987
Stock-based compensation expense	—	—	—	—	8,832	—	—	—	—	8,832	—	8,832
Exercise of stock options and vesting of restricted stock units	—	—	546	55	(5,191)	—	—	—	—	(5,136)	—	(5,136)
Change in fair value of interest rate swap agreements, net	—	—	—	—	—	—	262	—	—	262	—	262
Currency translation adjustment	—	—	—	—	—	—	(2,567)	—	—	(2,567)	—	(2,567)
Repurchases of common stock	—	—	—	—	—	—	—	2,059	(115,201)	(115,201)	—	(115,201)
Treasury stock issued under stock purchase plans	—	—	—	—	1,392	—	—	(97)	3,313	4,705	—	4,705
Post-retirement benefit costs	—	—	—	—	—	—	324	—	—	324	—	324
Net distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(768)	(768)

BALANCE, June 30, 2013	—	$—	41,172	$4,117	$530,154	$1,257,638	$(9,815)	17,950	$(577,191)	$1,204,903	$2,669	$1,207,572

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

The Company’s U.S. government contracts (94.4 percent of total revenue in the year ended June 30, 2013) are subject to subsequent government audit of direct and indirect costs. Incurred cost audits have been completed through June 30, 2005. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet started or completed.

Costs of Revenue

Costs of revenue include all direct contract costs as well as indirect overhead costs and selling, general and administrative expenses that are allowable and allocable to contracts under federal procurement standards. Costs

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Accounting for Business Combinations and Goodwill

The purchase price of an acquired business is allocated to the tangible assets and separately identifiable intangible assets acquired less liabilities assumed based upon their respective fair values, with the excess recorded as goodwill.

The Company evaluates goodwill at least annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation includes comparing the fair value of the relevant reporting unit to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. Impairment is measured by comparing the derived fair value of the goodwill to its carrying value. Separately identifiable intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment if impairment indicators are present.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and specific to the industry in which the Company operates, prevailing as of the valuation date. The income approach utilizes discounted cash flows. The Company calculates a weighted average cost of capital for each reporting unit in order to estimate the discounted cash flows.

During the quarter ended June 30, 2013, the Company voluntarily changed the date of its annual goodwill impairment testing from the last day of the fourth quarter to the first day of the fourth quarter. This change is preferable as it provides the Company with additional time to complete its annual goodwill impairment testing in advance of its year-end reporting and results in better alignment with the Company’s strategic planning and forecasting process. In accordance with U.S. generally accepted accounting principles (GAAP), the Company will continue to perform interim impairment testing should circumstances requiring it arise. This change does not result in the delay, acceleration, or avoidance of an impairment charge. This change has no indirect effects and is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively. The Company completed its annual goodwill assessment as of April 1, 2013 and no impairment charge was necessary as a result of this assessment.

Long-Lived Assets (Excluding Goodwill)

Long-lived assets such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Property and equipment is recorded at cost. Depreciation of equipment and furniture has been provided over the estimated useful life of the respective assets (ranging from three to eight years) using the straight-line method. Leasehold improvements are generally amortized using the straight-line method over the remaining lease term or the useful life of the improvements, whichever is shorter. Repairs and maintenance costs are expensed as incurred. Separately identifiable intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. The Company believes that the carrying values of its long-lived assets as of June 30, 2013 and 2012 are fully realizable.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive, including stock options and stock settled stock appreciation rights (SSARs) with an exercise price greater than the average market price of the Company’s common stock. Using the treasury stock method, diluted earnings per share includes the incremental effect of SSARs, stock options, restricted shares, and those restricted stock unit (RSUs) that are no longer subject to a market or performance condition. When applicable, diluted earnings per share reflects the dilutive effects of shares issuable under the

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s $300.0 million of 2.125 percent convertible senior subordinated notes that were issued on May 16, 2007 and mature on May 1, 2014 (the Notes), and warrants to issue 5.5 million shares of CACI common stock at an exercise price of $68.31 per share that were issued in May 2007. Information about the weighted-average number of basic and diluted shares is presented in Note 23.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.

The fair value of the Company’s debt under its bank credit facility approximates its carrying value at June 30, 2013. The fair value of the Company’s debt under its bank credit facility was estimated using market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities. The fair value of the Notes is based on quoted market prices using Level 1 inputs (see Notes 13 and 22).

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

As of June 30, 2013 and 2012, accumulated other comprehensive loss included a loss of $8.1 million and $5.5 million, respectively, related to foreign currency translation adjustments, a loss of $1.1 million and $1.3 million, respectively, related to the fair value of its interest rate swap agreements, and a loss of $0.7 million and $1.0 million, respectively, related to unrecognized post-retirement medical plan costs.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05) which amends ASC Topic 220, Comprehensive Income. This accounting update requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 became effective for the Company on July 1, 2012. The Company is presenting the components of net income and other comprehensive income in separate, but consecutive statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08), which simplifies how an entity tests goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Accordingly, an entity will no longer be required to calculate the fair value of a reporting unit in the step one test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU did not significantly impact the Company’s consolidated financial statements.

NOTE 4. ACQUISITIONS

Year Ended June 30, 2013

During the year ended June 30, 2013, the Company completed acquisitions of three businesses in the United States that have added to the Company’s portfolio of business systems and healthcare solutions, as follows:

•	On July 2, 2012, the acquisition of 100 percent of Delta Solutions and Technologies, Inc. (Delta), a company that provides financial management and business services to the federal government;

•

On November 30, 2012, the acquisition of 100 percent of Emergint Technologies, Inc. (Emergint), a company that provides emerging technology solutions focused on the data-driven needs of national health organizations; and

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

On December 31, 2012, the acquisition of 100 percent of IDL Solutions, Inc. (IDL), a company that provides information technology solutions, applications, and mission-critical systems support to healthcare IT clients and other civilian agencies.

The combined initial purchase consideration paid to acquire these three businesses was approximately $100.0 million, of which $10.5 million was deposited into escrow accounts pending final determination of the net worth of the assets acquired and to secure the sellers’ indemnification obligations (Indemnification Amounts). Remaining Indemnification Amounts, if any, at the end of the indemnification periods will be distributed to the sellers.

Subsequent to the dates of the acquisitions, the Company and the sellers of each company agreed on the net worth of the assets acquired in each acquisition and, as a result, the Company paid an additional $6.4 million of purchase consideration.

The Company has completed its detailed valuations of the assets acquired and liabilities assumed. Based on the Company’s valuations, the total consideration of $106.4 million has been allocated to assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed, as follows (in thousands):

Cash	$346
Accounts receivable	19,776
Prepaid expenses and other current assets	274
Property and equipment	831
Customer contracts, customer relationships, non-compete agreements	19,885
Goodwill	71,458
Other assets	34
Accounts payable	(2,073)
Accrued expenses and other current liabilities	(4,060)
Other long-term liabilities	(77)

Total consideration paid	$106,394

The value attributed to customer contracts, customer relationships and non-compete agreements is being amortized on an accelerated basis over periods ranging from 14 to 15 years. The weighted average amortization period is 14.5 years.

During the year ended June 30, 2013, these three businesses generated $86.3 million of revenue from the dates of acquisition through the Company’s fiscal year end.

Year Ended June 30, 2012

During the year ended June 30, 2012, the Company completed acquisitions of five businesses, three in the United States and two supporting our international operations. The total consideration recorded to acquire these five businesses, including the amounts paid at closing, additional payments made subsequent to closing based on the final agreed net worth of the assets acquired in each acquisition, and the fair value at the date of acquisition of Tomorrow Communications Ltd (TCL) attributable to contingent consideration which may have been paid to the sellers based on events to occur in the first year subsequent to the acquisition date, was approximately $199.1 million. The Company recognized fair values of the assets acquired and liabilities assumed and allocated $142.2 million to goodwill and $43.2 million to other intangible assets, primarily customer relationships, with the balance allocated to net tangible assets and liabilities assumed. These fair values represented management’s calculations of the fair values as of the acquisition dates and were based on analysis of supporting information.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The maximum contingent consideration associated with the TCL acquisition was approximately $6.0 million. During the year ended June 30, 2013, the Company determined that the maximum contingent consideration possible had been earned. One-half of this amount was paid in February 2013 and the remaining one-half is scheduled to be paid in February 2014.

Year Ended June 30, 2011

During the year ended June 30, 2011, the Company completed acquisitions of three businesses, two in the United States and one supporting our international operations. The total consideration recorded to acquire these three businesses, including the amounts paid at closing and additional payments made subsequent to closing based on the final agreed net worth of the assets acquired in each acquisition, was approximately $134.6 million. The Company recognized fair values of the assets acquired and liabilities assumed and allocated $98.8 million to goodwill and $37.9 million to other intangible assets, primarily customer relationships, with the balance allocated to net tangible assets and liabilities assumed. These fair values represented management’s calculations of the fair values as of the acquisition dates and were based on analysis of supporting information.

NOTE 5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (cost approximates fair value) (in thousands):

	June 30,
	2013	2012
Cash	$61,722	$12,815
Money market funds	2,615	2,925

Total cash and cash equivalents	$64,337	$15,740

NOTE 6. ACCOUNTS RECEIVABLE

Total accounts receivable, net of allowance for doubtful accounts of $3.2 million and $3.6 million at June 30, 2013 and 2012, respectively, consisted of the following (in thousands):

	June 30,
	2013	2012
Billed receivables	$468,254	$481,268
Billable receivables at end of period	102,963	84,243
Unbilled receivables pending receipt of contractual documents authorizing billing	43,399	63,331

Total accounts receivable, current	614,616	628,842
Unbilled receivables, retainages and fee withholdings expected to be billed beyond the next 12 months	11,330	9,942

Total accounts receivable	$625,946	$638,784

NOTE 7. GOODWILL

For the year ended June 30, 2013, goodwill increased $70.0 million, consisting of $71.5 million attributable to current year acquisitions (see Note 4) offset by $1.5 million in foreign currency translation and other adjustments. Goodwill related to the Company’s domestic operations increased $71.5 million and goodwill related to the Company’s international operations decreased by $1.5 million. All of the goodwill related to the acquisitions completed during the year ended June 30, 2013 is deductible for income tax purposes.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30,
	2013	2012
Customer contracts and related customer relationships	$351,349	$331,548
Acquired technologies	27,177	27,177
Covenants not to compete	3,401	3,401
Other	1,639	1,639

Intangible assets	383,566	363,765
Less accumulated amortization	(279,378)	(248,949)

Total intangible assets, net	$104,188	$114,816

Intangible assets are primarily amortized on an accelerated basis over periods ranging from 12 to 180 months. The weighted-average period of amortization for customer contracts and related customer relationships as of June 30, 2013 is 9.0 years, and the weighted-average remaining period of amortization is 8.0 years. The weighted-average period of amortization for acquired technologies as of June 30, 2013 is 6.7 years, and the weighted-average remaining period of amortization is 5.2 years.

Amortization expense for the years ended June 30, 2013, 2012 and 2011 was $30.5 million, $35.1 million, and $38.8 million, respectively. Accumulated amortization as of June 30, 2013 for customer contracts and related customer relationships and for acquired technologies was $254.8 million and $20.7 million, respectively. Expected amortization expense for each of the fiscal years through June 30, 2018 and for periods thereafter is as follows (in thousands):

Amount
Year ending June 30, 2014	$25,631
Year ending June 30, 2015	19,974
Year ending June 30, 2016	15,135
Year ending June 30, 2017	13,034
Year ending June 30, 2018	9,669
Thereafter	20,745

Total intangible assets, net	$104,188

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,
	2013	2012
Equipment and furniture	$88,279	$82,367
Leasehold improvements	73,569	66,572

Property and equipment, at cost	161,848	148,939
Less accumulated depreciation and amortization	(96,338)	(81,490)

Total property and equipment, net	$65,510	$67,449

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense, including amortization of leasehold improvements, was $21.1 million, $19.1 million and $16.6 million for the years ended June 30, 2013, 2012 and 2011, respectively.

NOTE 10. CAPITALIZED EXTERNAL SOFTWARE DEVELOPMENT COSTS

A summary of changes in capitalized external software development costs, including costs capitalized and amortized during each of the years in the three-year period ended June 30, 2013, is as follows (in thousands):

	Year ended June 30,
	2013	2012	2011
Capitalized software development costs, beginning of year	$6,448	$4,049	$1,315
Costs capitalized	8,842	4,216	3,358
Amortization	(2,548)	(1,817)	(624)

Capitalized software development costs, end of year	$12,742	$6,448	$4,049

Capitalized software development costs are presented within other current assets and other long-term assets in the accompanying consolidated balance sheets.

NOTE 11. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following (in thousands):

	June 30,
	2013	2012
Accrued salaries and withholdings	$84,168	$102,345
Accrued leave	65,501	66,362
Accrued fringe benefits	16,869	12,164

Total accrued compensation and benefits	$166,538	$180,871

NOTE 12. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following (in thousands):

	June 30,
	2013	2012
Vendor obligations	$97,281	$100,914
Deferred revenue	28,741	28,358
Deferred acquisition consideration	4,791	4,385
Other	16,553	13,352

Total other accrued expenses and current liabilities	$147,366	$147,009

The deferred acquisition consideration of $4.8 million as of June 30, 2013 related to contingent consideration due to the former shareholders of TCL (see Notes 4 and 22) and amounts retained by the Company to secure the Seller’s indemnification obligations in connection with the TCL and PSB Informatiesystemen BV acquisitions made by the Company’s international operations during the year ended June 30, 2012.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. LONG TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,
	2013	2012
Convertible notes payable	$300,000	$300,000
Bank credit facility – term loans	131,250	138,750
Bank credit facility – revolver loans	180,000	125,000

Principal amount of long-term debt	611,250	563,750
Less unamortized discount	(11,421)	(24,289)
Less unamortized debt issuance costs	(3,522)	(4,654)

Total long-term debt	596,307	534,807
Less current portion	(295,517)	(7,500)

Long-term debt, net of current portion	$300,790	$527,307

Bank Credit Facility

The Company has a $900.0 million credit facility (the Credit Facility), which consists of a $750.0 million revolving credit facility (the Revolving Facility) and a $150.0 million term loan (the Term Loan). The Revolving Facility has subfacilities of $50.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. The Credit Facility was entered into on October 21, 2010 and replaced the Company’s then outstanding term loan and revolving credit facility.

Subsequent to entering into the Credit Facility, CACI amended the Credit Facility to increase its ability to do share repurchases, modify the margins applicable to the determination of the interest rate and the unused fees under the Credit Agreement, extend the maturity date of the Credit Facility from October 21, 2015 to November 18, 2016, and increase from $200.0 million to $300.0 million the permitted aggregate amount of incremental facilities that may be added by amendment to the Credit Facility. On October 26, 2012, the Company entered into a Lender Joinder and Increase Agreement pursuant to which it exercised its right to increase the Revolving Facility by $150.0 million, bringing the total available under the Revolving Facility from $600.0 million to $750.0 million. All other terms of the Credit Facility remained the same. Subsequent to June 30, 2013, the Credit Facility was amended to extend the maturity date and increase the incremental amount that may be added to the facility. See Note 26.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $750.0 million. As of June 30, 2013, the Company had $180.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which, as of June 30, 2013, principal payments were due in quarterly installments of $1.9 million through September 30, 2015 and $3.8 million thereafter until September 30, 2016, with the balance due in full on November 18, 2016. See Note 26.

As of June 30, 2013, at any time and so long as no default had occurred, the Company had the right to increase the Term Loan or Revolving Facility in an aggregate principal amount of up to $150.0 million with applicable lender approvals. See Note 26. The Credit Facility is available to refinance existing indebtedness and for general corporate purposes, including working capital expenses and capital expenditures.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon the Company’s consolidated total leverage ratio. As of June 30, 2013, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 1.69 percent.

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

The Company capitalized $7.9 million of debt issuance costs associated with the origination and amendment of the Credit Facility. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. As of June 30, 2013, $3.0 million of the unamortized balance is included in long-term debt and $1.4 million is included in other long-term assets.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year. The Notes mature on May 1, 2014.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of June 30, 2013, none of the conditions permitting conversion of the Notes had been satisfied.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Year Ended June 30,
	2013	2012	2011
Coupon interest	$6,375	$6,375	$6,375
Non-cash amortization of discount	12,868	12,024	11,235
Amortization of issuance costs	820	820	820

Total	$20,063	$19,219	$18,430

The balance of the unamortized discount as of June 30, 2013 and 2012, was $11.4 million and $24.3 million, respectively. The balance as of June 30, 2013 will be amortized as additional, non-cash interest expense over the remaining term of the Notes (through May 1, 2014) using the effective interest method.

The fair value of the Notes as of June 30, 2013 was $333.0 million based on quoted market values. The value of the Notes over the principal amount would have been $48.4 million as of June 30, 2013, if the Notes were converted as of that date.

The contingently issuable shares that may result from the conversion of the Notes were included in CACI’s diluted share count for the fiscal years ended June 30, 2013, 2012 and 2011 because CACI’s average stock price during the first, third and fourth quarters of the year ended June 30, 2013, during the third quarter of the year ended June 30, 2012, and during the third and fourth quarters of the year ended June 30, 2011 was above the conversion price of $54.65 per share. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs attributable to the embedded conversion option was recorded in additional paid-in capital. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the years ended June 30, 2013, 2012 and 2011 is as follows (in thousands):

	Interest Rate Swaps
	2013	2012	2011
Gain (loss) recognized in other comprehensive income	$262	$(1,332)	$—

Loss reclassified to earnings from accumulated other comprehensive loss	$—	$—	$—

The aggregate maturities of long-term debt at June 30, 2013 are as follows (in thousands):

Year ending June 30,
2014	$307,500
2015	7,500
2016	13,125
2017	283,125

Principal amount of long-term debt	611,250
Less unamortized discount	(11,421)
Less unamortized debt issuance costs	(3,522)

Total long-term debt	$596,307

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. LEASES

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire over the next 11 years. Future minimum lease payments due under non-cancelable leases as of June 30, 2013, are as follows (in thousands):

Year ending June 30:
2014	$44,895
2015	41,270
2016	33,543
2017	28,262
2018	20,831
Thereafter	55,565

Total minimum lease payments	$224,366

The minimum lease payments above are shown net of sublease rental income of $0.2 million scheduled to be received over the next 19 months under non-cancelable sublease agreements.

Rent expense incurred under operating leases for the years ended June 30, 2013, 2012, and 2011 totaled $50.6 million, $46.4 million, and $45.9 million, respectively.

NOTE 15. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2013	2012
Deferred rent, net of current portion	$28,777	$28,113
Deferred revenue	8,356	5,533
Reserve for unrecognized tax benefits	6,384	6,245
Accrued post-retirement obligations	5,180	4,143
Interest rate swap agreements	1,765	2,196
Deferred acquisition and contingent consideration	—	4,760
Other	1,111	961

Total other long-term liabilities	$51,573	$51,951

Deferred rent liabilities result from recording rent expense and incentives for tenant improvements on a straight-line basis over the life of the respective lease.

Accrued post-retirement obligations include projected liabilities for benefits the Company is obligated to provide under a long-term care, a group health, and an executive life insurance plan, each of which is unfunded. Plan benefits are provided to certain current and former executives, their dependents and other eligible employees, as defined. Post-retirement obligations also include accrued benefits under supplemental retirement benefit plans covering certain executives. The expense recorded under these plans was $0.8 million during the year ended June 30, 2013.

On April 15, 2012, the Company entered into two floating-to-fixed interest rate swap agreements related to a portion of the Company’s floating rate indebtedness (see Note 13). The fair value of the swap agreements as of June 30, 2013 and 2012 is a liability of $1.8 million and $2.2 million, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. BUSINESS SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide information solutions and services to its customers. Its customers are primarily U.S. federal government agencies. Other customers of the Company’s domestic operations include state and local governments and commercial enterprises. The Company does not measure revenue or profit by its major market areas or service offerings, either for internal management or external financial reporting purposes, as it would be impractical to do so. The Company places employees in locations around the world in support of its clients. International operations offer services to both commercial and non-U.S. government customers primarily within the Company’s business systems and enterprise IT markets. The Company evaluates the performance of its operating segments based on net income attributable to CACI. Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

	Domestic Operations	International Operations	Total
	(in thousands)
Year Ended June 30, 2013
Revenue from external customers	$3,547,459	$134,531	$3,681,990
Net income attributable to CACI	141,741	9,948	151,689
Net assets	1,094,098	113,474	1,207,572
Goodwill	1,397,272	79,693	1,476,965
Total long-term assets	1,669,585	103,705	1,773,290
Total assets	2,337,646	163,619	2,501,265
Capital expenditures	13,667	1,772	15,439
Depreciation and amortization	50,568	3,510	54,078

Year Ended June 30, 2012
Revenue from external customers	$3,659,367	$115,106	$3,774,473
Net income attributable to CACI	159,421	8,033	167,454
Net assets	1,061,360	103,085	1,164,445
Goodwill	1,325,814	81,139	1,406,953
Total long-term assets	1,600,726	101,704	1,702,430
Total assets	2,233,480	154,742	2,388,222
Capital expenditures	16,613	1,671	18,284
Depreciation and amortization	52,865	3,097	55,962

Year Ended June 30, 2011
Revenue from external customers	$3,459,715	$118,065	$3,577,780
Net income attributable to CACI	135,158	9,060	144,218
Net assets	1,211,517	98,099	1,309,616
Goodwill	1,200,091	66,194	1,266,285
Total long-term assets	1,457,505	80,548	1,538,053
Total assets	2,176,380	143,751	2,320,131
Capital expenditures	13,264	1,124	14,388
Depreciation and amortization	53,179	2,888	56,067

Interest income and interest expense are not presented above as the amounts attributable to the Company’s international operations are insignificant.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer Information

The Company earned 94.4 percent, 94.5 percent and 94.9 percent of its revenue from various agencies and departments of the U.S. government for the years ended June 30, 2013, 2012 and 2011, respectively. Revenue by customer sector was as follows (dollars in thousands):

	Year ended June 30,
	2013	%	2012	%	2011	%
Department of Defense	$2,735,102	74.3%	$2,944,924	78.0%	$2,858,721	79.9%
Federal civilian agencies	741,053	20.1	620,870	16.5	537,687	15.0
Commercial and other	190,142	5.2	193,840	5.1	166,966	4.7
State and local governments	15,693	0.4	14,839	0.4	14,406	0.4

Total revenue	$3,681,990	100.0%	$3,774,473	100.0%	$3,577,780	100.0%

Geographic Information

Revenue and net assets are attributed to geographic areas based on the location of the reportable segment’s management and are disclosed above.

NOTE 17. INVESTMENTS IN JOINT VENTURES

AC FIRST LLC

In July 2009, the Company entered into a joint venture with AECOM Government Services, Inc. (AGS), a division of AECOM Technology Corporation, called AC FIRST LLC (AC FIRST). The companies partnered in the venture to jointly pursue work under a U.S. Army contract. The Company owns 49 percent of AC FIRST and AGS owns 51 percent. The Company accounts for its interest in AC FIRST using the equity method of accounting. The Company’s investment in AC FIRST as of June 30, 2013 and 2012 was $9.7 million and $11.9 million, respectively, and is included in other long-term assets on the Company’s consolidated balance sheets. The Company’s maximum exposure to loss cannot be determined as any losses incurred by AC FIRST would be allocated to each partner based on the joint venture agreement, however, AC FIRST has not experienced any losses to date. During the years ended June 30, 2013 and 2012, the Company’s share of the net income of AC FIRST was $2.6 million and $1.7 million, respectively. These amounts are included in interest expense and other, net on the accompanying consolidated statements of operations. During the year ended June 30, 2013, the Company received $6.2 million in cash distributions and made $1.4 million in capital contributions. The Company made no cash contributions and received no cash distributions during the year ended June 30, 2012. The Company has determined that the primary beneficiary of AC FIRST is AGS as AGS owns the majority of AC FIRST and controls its operations.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In December 2010, the Defense Contract Management Agency (DCMA) issued a letter to the Company with its determination that the Company improperly allocated certain legal costs incurred arising out of the Company’s work in Iraq from 2003 to 2005. The Company did not agree with the DCMA’s findings and, on March 9, 2011, filed a Notice of Appeal in the Armed Services Board of Contract Appeals. On August 6, 2012, the DCMA and CACI reached an oral agreement to resolve this matter at no monetary impact to the Company, and subsequently executed a settlement agreement and a joint stipulation of dismissal of CACI’s appeal without prejudice.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Virginia Sales and Use Tax Audit

The Company is under audit for sales and use tax related issues by the Commonwealth of Virginia. While no assessment has been issued, the Company has accrued its current best estimate of the potential outcome within its estimated range of $0.9 million to $3.7 million.

NOTE 19. INCOME TAXES

The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

	Year ended June 30,
	2013	2012	2011
Domestic	$231,342	$263,790	$215,200
Foreign	12,694	11,201	12,123

Income before income taxes	$244,036	$274,991	$227,323

The components of income tax expense are as follows (in thousands):

	Year ended June 30,
	2013	2012	2011
Current:
Federal	$47,038	$76,874	$59,095
State and local	10,767	16,678	13,578
Foreign	3,440	3,332	2,845

Total current	61,245	96,884	75,518

Deferred:
Federal	26,218	9,000	6,175
State and local	5,313	1,458	1,194
Foreign	(429)	195	218

Total deferred	31,102	10,653	7,587

Total income tax expense	$92,347	$107,537	$83,105

Income tax expense differs from the amounts computed by applying the statutory U.S. income tax rate of 35 percent as a result of the following (in thousands):

	Year ended June 30,
	2013	2012	2011
Expected tax expense computed at federal rate	$85,413	$96,247	$79,563
State and local taxes, net of federal benefit	10,452	11,788	9,602
(Nonincludible) nondeductible items	(929)	2,424	(1,735)
Incremental effect of foreign tax rates	(1,376)	(1,026)	(914)
Other	(1,213)	(1,896)	(3,411)

Total income tax expense	$92,347	$107,537	$83,105

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to deferred taxes are presented below (in thousands):

	June 30,
	2013	2012
Deferred tax assets:
Deferred compensation and post-retirement obligations	$34,597	$31,880
Reserves and accruals	27,640	28,289
Stock-based compensation	13,409	26,682
Deferred rent	3,522	3,130
Original issue discount related to the Notes	177	486
Other	7,723	4,427

Total deferred tax assets	87,068	94,894

Deferred tax liabilities:
Goodwill and other intangible assets	(162,739)	(143,616)
Unbilled revenue	(11,583)	(9,448)
Prepaid expenses	(4,638)	(4,313)
Other	(9,040)	(7,184)

Total deferred tax liabilities	(188,000)	(164,561)

Net deferred tax liability	$(100,932)	$(69,667)

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s consolidated federal income tax returns through June 30, 2009 are no longer subject to audit. The Company is currently under examination by four state jurisdictions and one foreign jurisdiction for years ended June 30, 2004 through June 30, 2011. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

During the years ended June 30, 2013 and June 30, 2012, the Company’s income tax expense was favorably impacted by non-taxable gains on assets invested in corporate-owned life insurance (COLI) policies, and tax benefits related to deductions claimed for income from domestic production activities.

In connection with the issuance of the Notes referred to in Note 13, there was original issue discount (OID) created for income tax purposes. Over the term of the Notes, this OID will generate additional interest expense for income tax reporting purposes.

U.S. income taxes have not been provided for with respect to undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. As of June 30, 2013, the estimated deferred liability associated with these undistributed earnings is approximately $7.1 million.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s total liability for unrecognized tax benefits as of June 30, 2013, 2012 and 2011 was $8.2 million, $7.0 million and $5.9 million, respectively. Of the $8.2 million unrecognized tax benefit at June 30, 2013, $2.6 million, if recognized, would impact the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized benefits is shown in the table below (in thousands):

	Year ended June 30,
	2013	2012	2011
Beginning of year	$7,013	$5,897	$5,189
Additions based on current year tax positions	1,261	1,181	2,711
Reductions based on prior year tax positions	—	—	(2,003)
Lapse of statute of limitations	(90)	(65)	—

End of year	$8,184	$7,013	$5,897

The Company recognizes net interest and penalties as a component of income tax expense. During the year ended June 30, 2012, the Company’s income tax expense was reduced by $0.3 million, related to interest earned in connection with amended returns and carryback claims filed by the Company related to prior years. Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at June 30, 2013. As of June 30, 2013, $7.5 million of the unrecognized tax benefits are included in other long-term liabilities, with the remainder included in other balance sheet accounts.

NOTE 20. RETIREMENT SAVINGS PLANS

401(k) Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, the CACI $MART Plan (the 401(k) Plan). Employees can contribute up to 75 percent (subject to certain statutory limitations) of their total cash compensation. The Company provides matching contributions equal to 50 percent of the amount of salary deferral employees elect, up to 6 percent of each employee’s total calendar year cash compensation, as defined. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. Employee contributions vest immediately. Employer contributions vest in full after three years of employment. Total Company contributions to the 401(k) Plan for the years ended June 30, 2013, 2012, and 2011 were $26.8 million, $26.1 million, and $21.6 million, respectively. Effective January 1, 2013, the Company amended the 401(k) Plan to provide that as of July 1, 2013, 401(k) Plan participants must be employed on the last day of the Plan year to be eligible for matching contributions.

International Operations Defined Contribution Plans

The Company maintains defined contribution pension plans in the U.K. and in the Netherlands. In the U.K., employees can elect the amount of pension contributions that they wish to make subject to certain U.K. tax limits. Under the Dutch plan, the amounts the Company contributes are based on the employee’s age. In both countries, the contributions are deemed to be company contributions and vest immediately. Contributions to these plans and their predecessor plans for the years ended June 30, 2013, 2012, and 2011 were $2.0 million, $1.8 million, and $1.5 million, respectively.

Supplemental Savings Plan

The Company maintains the Supplemental Savings Plan through which, on a calendar year basis, officers at the director level and above can elect to defer for contribution to the Supplemental Savings Plan up to 50 percent of their base compensation and up to 100 percent of their bonuses and commissions. The Company provides a

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contribution of 5 percent of compensation for each participant’s compensation that exceeds the limit as set forth in IRC 401(a)(17) (currently $255,000 per year). The Company also has the option to make annual discretionary contributions. Company contributions vest over a 5-year period, and vesting is accelerated in the event of a change of control of the Company. Participant deferrals and Company contributions will be credited with the rate of return based on the investment options and asset allocations selected by the Participant. Participants may change their asset allocation as often as daily, if they so choose. A Rabbi Trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the Supplemental Savings Plan are made upon retirement, termination, death, or total disability. The Supplemental Savings Plan also allows for in-service distributions.

Supplemental Savings Plan obligations due to participants totaled $82.6 million at June 30, 2013, of which $7.9 million is included in accrued compensation and benefits in the accompanying consolidated balance sheet. Supplemental Savings Plan obligations increased by $6.1 million during the year ended June 30, 2013, consisting of $5.3 million of investment gains, $10.4 million of participant compensation deferrals, and $1.2 million of Company contributions, offset by $10.8 million of distributions.

The Company maintains investment assets in a Rabbi Trust to offset the obligations under the Supplemental Savings Plan. The value of the investments in the Rabbi Trust was $83.4 million at June 30, 2013. Investment gains were $5.2 million for the year ended June 30, 2013.

Contribution expense for the Supplemental Savings Plan during the years ended June 30, 2013, 2012, and 2011, was $1.0 million, $1.2 million, and $1.2 million, respectively.

NOTE 21. STOCK PLANS AND STOCK-BASED COMPENSATION

For stock options, SSARs and non-performance-based RSUs, stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods. For RSUs subject to graded vesting schedules for which vesting is based on achievement of a performance metric in addition to grantee service (performance-based RSUs), stock-based compensation expense is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant. A summary of the components of stock-based compensation expense recognized during the years ended June 30, 2013, 2012, and 2011, together with the income tax benefits realized, is as follows (in thousands):

	Year ended June 30,
	2013	2012	2011
Stock-based compensation included in indirect costs and selling expense:
Restricted stock and RSU expense	$8,150	$13,526	$14,201
SSARs and non-qualified stock option expense	682	1,973	3,714

Total stock-based compensation expense	$8,832	$15,499	$17,915

Income tax benefit recognized for stock-based compensation expense	$3,342	$6,062	$6,549

The Company recognizes the effect of expected forfeitures of equity grants by estimating an expected forfeiture rate for grants of equity instruments. Amounts recognized for expected forfeitures are subsequently adjusted periodically and at major vesting dates to reflect actual forfeitures.

The incremental income tax benefits realized upon the exercise or vesting of equity instruments are reported as financing cash flows. During the years ended June 30, 2013, 2012, and 2011, the Company recognized $1.6 million, $0.4 million, and $2.2 million of excess tax benefits, respectively, which have been reported as financing cash inflows in the accompanying consolidated statements of cash flows.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In September 2012, the Company made its annual grant to key employees consisting of 238,810 Performance-based Restricted Stock Units (PRSUs). The final number of such PRSUs that would be considered earned by participants and vest was based on the achievement of a specified net after tax profit (NATP) for the year ended June 30, 2013 and on the average share price of Company stock for the 90 day period ending September 14, 2013 as compared to the average share price for the 90 day period ended September 14, 2012. The specified NATP for the year ended June 30, 2013 was not met and as a result no PRSUs will be earned for this grant. During the three month period ended March 31, 2013 the Company determined it was probable that it would not achieve the specified NATP and reversed all stock-based compensation associated with this grant.

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

Upon the exercise of stock options and SSARs and the vesting of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by either issuing new shares of authorized common stock or by issuing shares from treasury. The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan was 12,450,000 as of June 30, 2013. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of June 30, 2013, cumulative grants of 12,911,686 equity instruments underlying the shares authorized have been awarded, and 4,005,519 of these instruments have been forfeited.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock options vest ratably over a three, four, or five year period, depending on the year of grant. Restricted shares and most non-performance-based RSUs vest in full three years from the date of grant. RSUs granted to the Company’s Chief Executive Officer in February 2013 and to the Company’s Chief Operating Officer in February 2012 have longer vesting periods. SSARs granted in prior years as part of the Company’s then customary annual award vest ratably over a five year period in a manner consistent with the vesting of stock options.

Other than performance-based RSUs which contain a market-based element, the fair value of RSU grants is determined based on the closing price of a share of the Company’s common stock on the date of grant. The fair value of RSUs with market-based vesting features is also measured on the grant date, but is done so using a binomial lattice model. The weighted-average fair value of RSUs granted during the years ended June 30, 2013, 2012, and 2011, was $59.07, $47.34, and $43.79, respectively.

No stock options or SSARs were granted during the years ended June 30, 2013, 2012 or 2011. Activity for all outstanding SSARs and stock options, and the corresponding exercise price and fair value information, for the years ended June 30, 2013, 2012, and 2011, is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, June 30, 2010	3,086,428	$9.94 - $65.04	$48.66	$19.23

Exercisable, June 30, 2010	1,455,220	9.94 - 65.04	44.99	18.08

Exercised	(791,722)	9.94 - 62.48	36.36	14.82
Forfeited	(85,460)	45.77 - 54.39	49.47	18.88
Expired	(98,942)	48.83 - 63.20	58.61	22.09

Outstanding, June 30, 2011	2,110,304	34.10 - 65.04	52.78	20.77

Exercisable, June 30, 2011	1,177,209	34.10 - 65.04	55.19	22.17

Exercised	(365,306)	34.10 - 62.48	48.72	19.10
Forfeited	(32,630)	45.77 - 54.39	48.64	17.95
Expired	(28,670)	48.83 - 62.48	60.20	19.19

Outstanding, June 30, 2012	1,683,698	34.10 - 65.04	53.62	21.21

Exercisable, June 30, 2012	1,362,451	34.10 - 65.04	54.79	22.01

Exercised	(838,618)	34.10 - 58.40	48.76	18.93
Forfeited	(10,350)	42.95 - 49.36	48.37	17.03
Expired	(559,180)	36.13 - 65.04	63.46	26.51

Outstanding, June 30, 2013	275,550	37.67 - 59.30	48.62	17.54

Exercisable, June 30, 2013	243,170	$37.67 - $59.30	$48.58	$17.60

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the number of unvested SSARs and stock options and in unvested restricted stock and RSUs during each of the years in the three-year period ended June 30, 2013, together with the corresponding weighted-average fair values, are as follows:

	SSARs and Stock Options		Restricted Stock and Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2010	1,631,208	$20.26	949,630	$47.41

Granted	—	—	800,112	43.79
Vested	(612,653)	22.38	(357,954)	47.87
Forfeited	(85,460)	18.88	(69,687)	45.01

Unvested at June 30, 2011	933,095	18.99	1,322,101	45.23

Granted	—	—	817,918	47.34
Vested	(579,218)	19.72	(266,658)	48.09
Forfeited	(32,630)	17.95	(222,040)	46.59

Unvested at June 30, 2012	321,247	17.80	1,651,321	45.97

Granted	—	—	605,277	59.07
Vested	(278,517)	17.92	(347,497)	47.27
Forfeited	(10,350)	17.03	(866,355)	53.04

Unvested at June 30, 2013	32,380	$17.02	1,042,746	$47.74

Information regarding the cash proceeds received, and the intrinsic value and total tax benefits realized resulting from stock option exercises is as follows (in thousands):

	Year ended June 30,
	2013	2012	2011
Cash proceeds received	$13,050	$7,466	$22,077
Intrinsic value realized	$6,594	$3,865	$14,561
Income tax benefit realized	$2,595	$1,521	$5,731

The total intrinsic value of RSUs that vested during the years ended June 30, 2013, 2012, and 2011 was $17.6 million, $13.4 million and $15.4 million, respectively, and the tax benefit realized for these vestings was $6.9 million, $5.3 million and $6.1 million, respectively.

The grant date fair value of stock options that vested during each of the years in the three-year period ended June 30, 2013 was $5.0 million, $11.4 million, and $13.7 million, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Outstanding SSAR and Stock Option Information

Information regarding the SSARs and stock options outstanding and exercisable as of June 30, 2013, is as follows (intrinsic value in thousands):

	SSARs and Options Outstanding				SSARs and Options Exercisable
Range of exercise Price	Number of Instruments	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value	Number of Instruments	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$30.00-$39.99	6,400	$37.67	2.14	$165	5,120	$37.67	2.14	$132
$40.00-$49.99	259,150	48.48	1.54	3,891	228,050	48.36	1.46	3,451
$50.00-$59.99	10,000	59.30	1.56	42	10,000	59.30	1.56	42

	275,550	$48.62	1.56	$4,098	243,170	$48.58	1.48	$3,625

As of June 30, 2013, there was sixty thousand dollars of unrecognized compensation cost related to SSARs and stock options scheduled to be recognized during the first quarter of the year ending June 30, 2014 and $24.3 million of unrecognized compensation cost related to restricted stock and RSUs scheduled to be recognized over a weighted-average period of 2.2 years.

Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP and DSPP in November 2002, and implemented these plans beginning July 1, 2003. There are 1,000,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of the quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of June 30, 2013, participants have purchased 938,233 shares under the ESPP, at a weighted-average price per share of $46.41. Of these shares, 78,225 were purchased by employees at a weighted-average price per share of $52.09 during the year ended June 30, 2013. During the year ended June 30, 3013, the Company established a 10b5-1 plan to facilitate the open market purchase of shares of Company stock to satisfy its obligations under the ESPP.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100 percent of their annual bonus. For the fiscal years ended June 30, 2013, 2012 and 2011, RSUs awarded in lieu of bonuses earned are granted at 85 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange. RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock.

Activity related to the MSPP and the DSPP during the year ended June 30, 2013 is as follows:

	MSPP	DSPP
RSUs outstanding, June 30, 2012	50,363	402
Granted	10,160	1,148
Issued	(26,430)	(1,413)
Forfeited	(4,802)	—

RSUs outstanding, June 30, 2013	29,291	137

Weighted average grant date fair value as adjusted for the applicable discount	$44.57

Weighted average grant date fair value		$56.18

NOTE 22. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of June 30, 2013 and 2012, the Company’s financial instruments measured at fair value included non-COLI money market investments and mutual funds held in the Company’s supplemental retirement savings plan (the Supplemental Savings Plan), interest rate swaps and contingent consideration in connection with business combinations.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and 2012, and the level they fall within the fair value hierarchy (in thousands):

			As of June 30,
Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	2013	2012
			Fair Value
Non-COLI assets held in connection with the Supplemental Savings Plan	Long-term asset	Level 1	$830	$6,123
Contingent Consideration	Current liability	Level 3	$2,977	$3,055
Contingent Consideration	Other long-term liabilities	Level 3	$—	$2,942
Interest rate swap agreements	Other long-term liabilities	Level 2	$1,765	$2,196

Changes in the fair value of the assets held in connection with the Supplemental Savings Plan are recorded in indirect costs and selling expenses.

Contingent consideration at June 30, 2013 and 2012 related to the requirement that the Company pay contingent consideration in the event that TCL achieved certain specified earnings results during the one year period subsequent to acquisition (see Note 4). The Company determines the fair value of contingent consideration using a valuation model which includes the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each reporting period, the fair value of the contingent consideration is remeasured and any changes are recorded in indirect costs and selling expenses. During the years ended June 30, 2013 and 2012, this remeasurement did not result in a significant change to the liability recorded. The maximum contingent consideration associated with the TCL acquisition was approximately $6.0 million. During the year ended June 30, 2013, the Company determined the maximum contingent consideration possible had been earned. One-half of this amount was paid to the former shareholders of TCL in February 2013. The remaining one-half is scheduled to be paid in February 2014.

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

NOTE 23. EARNINGS PER SHARE

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Year ended June 30,
	2013	2012	2011
Net income attributable to CACI	$151,689	$167,454	$144,218

Weighted-average number of basic shares outstanding during the period	23,010	27,077	30,281
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	743	879	816
Dilutive effect of the Notes	132	111	203
Dilutive effect of accelerated share repurchase agreement	—	44	—

Weighted-average number of diluted shares outstanding during the period	23,885	28,111	31,300

Basic earnings per share	$6.59	$6.18	$4.76

Diluted earnings per share	$6.35	$5.96	$4.61

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total number of weighted-average common stock equivalents excluded from the diluted per share computations due to their anti-dilutive effects for the years ended June 30, 2013, 2012 and 2011, were seventeen thousand, 0.7 million, and 1.9 million, respectively. The shares underlying the performance-based RSUs granted in September 2012 are not included in the calculation of diluted earnings per share for the year ended June 30, 2013, as the NATP performance metric associated with the shares was not met and no shares will be issued under this grant. The shares underlying the performance-based RSUs granted in September 2011 are included in the calculation of diluted earnings per share for the years ended June 30, 2013 and 2012 and the shares underlying the performance-based RSUs granted in September 2010 are included in the calculation of diluted earnings per share for the years ended June 30, 2013, 2012 and 2011. The contingently issuable shares that may result from the conversion of the Notes were included in CACI’s diluted share count for the fiscal years ended June 30, 2013, 2012 and 2011 because CACI’s average stock price during the first, third and fourth quarters of the year ended June 30, 2013, during the third quarter of the year ended June 30, 2012 and during the third and fourth quarters of the year ended June 30, 2011 was above the conversion price of $54.65 per share. The Warrants were excluded from the computation of diluted earnings per share because the Warrants’ exercise price of $68.31 was greater than the average market price of a share of Company common stock during all periods presented.

On August 29, 2011, the Company entered into an accelerated share repurchase agreement with Bank of America N.A. (BofA) under which it paid an initial $209.7 million for four million shares of the Company’s common stock. The Company settled the accelerated share repurchase agreement in May 2012 by paying BofA an additional $16.3 million. The Company recorded the total amount paid to BofA of $226.0 million as treasury stock in its consolidated balance sheet as of June 30, 2012. This represents an average price of $56.51 per share under the accelerated share repurchase agreement.

In June 2012, the Company’s Board of Directors approved a share repurchase program of up to four million shares of CACI’s common stock. The Company entered into two 10b5-1 plans under which the Company repurchased two million shares of CACI’s common stock in June 2012 and two million shares of CACI’s common stock in July 2012, at an average price of $53.72 per share.

Shares outstanding during the year ended June 30, 2013 and 2012, reflect the repurchase of shares of CACI’s common stock under the accelerated share repurchase agreement and the 10b5-1 plans described above. Shares outstanding during the year ended June 30, 2011 reflect the repurchase of shares under other approved share repurchase programs.

NOTE 24. COMMON STOCK DATA (UNAUDITED)

The ranges of high and low sales prices of the Company’s common stock as reported by the New York Stock Exchange for each quarter during the fiscal years ended June 30, 2013 and 2012 were as follows:

	2013		2012
Quarter	High	Low	High	Low
1st	$57.97	$50.79	$66.49	$46.63
2nd	$57.07	$48.56	$59.45	$46.36
3rd	$58.49	$49.98	$63.11	$54.95
4th	$65.52	$54.05	$63.02	$41.29

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 25. QUARTERLY FINANCIAL DATA (UNAUDITED)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended June 30, 2013 and 2012, are presented below (in thousands except per share data).

	Year ended June 30, 2013
	First	Second	Third	Fourth
Revenue	$931,236	$931,627	$906,196	$912,931
Income from operations	$64,737	$69,582	$68,620	$67,902
Net income attributable to CACI	$35,708	$39,676	$38,367	$37,938
Basic earnings per share	$1.55	$1.74	$1.67	$1.64
Diluted earnings per share	$1.49	$1.69	$1.62	$1.56
Weighted-average shares outstanding:
Basic	23,032	22,852	23,021	23,136
Diluted	23,980	23,537	23,706	24,318

	Year ended June 30, 2012
	First	Second	Third	Fourth
Revenue	$924,395	$973,243	$927,962	$948,873
Income from operations	$75,654	$74,706	$72,781	$76,708
Net income attributable to CACI	$42,140	$41,061	$40,856	$43,397
Basic earnings per share	$1.46	$1.55	$1.54	$1.64
Diluted earnings per share	$1.41	$1.51	$1.45	$1.59
Weighted-average shares outstanding:
Basic	28,915	26,450	26,537	26,407
Diluted	29,842	27,270	28,086	27,247

NOTE 26. SUBSEQUENT EVENT

On August 6, 2013, the Company entered into a third amendment to the Credit Facility which extended the maturity date of the Credit Facility from November 18, 2016 to August 6, 2018 and made adjustments to the amortization schedule to reflect this change in maturity date. In addition, the amendment modified the permitted aggregate amount of incremental facilities that may be added by amendment to the Credit Facility from a remaining fixed limit of $150.0 million to an amount that is the greater of $250.0 million or 2.75 times the senior secured leverage ratio. All other material terms of the Credit Facility remained the same.

SCHEDULE II

CACI INTERNATIONAL INC

VALUATION AND QUALIFYING ACCOUNTS

FOR YEARS ENDED JUNE 30, 2013, 2012 AND 2011

(in thousands)

	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2013
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,590	$2,853	$(3,176)	$(64)	$3,203

2012
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,738	$2,583	$(2,689)	$(42)	$3,590

2011
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,212	$1,802	$(1,383)	$107	$3,738

Items included as “Other Changes” include acquisition date reserves of acquired businesses and foreign currency exchange differences.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 27th day of August 2013.

CACI International Inc
Registrant

Date: August 27, 2013	By:

/s/ KENNETH ASBURY
Kenneth Asbury President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ KENNETH ASBURY Kenneth Asbury	President and Chief Executive Officer (Principal Executive Officer)	August 27, 2013

/s/ THOMAS A. MUTRYN Thomas A. Mutryn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 27, 2013

/s/ CAROL P. HANNA Carol P. Hanna	Senior Vice President, Corporate Controller (Principal Accounting Officer)	August 27, 2013

/s/ DR. J. P. LONDON Dr. J. P. London	Chairman of the Board, Executive Chairman	August 27, 2013

/s/ MICHAEL A. DANIELS Michael A. Daniels	Director	August 27, 2013

/s/ JAMES S. GILMORE, III James S. Gilmore, III	Director	August 27, 2013

/s/ WILLIAM L. JEWS William L. Jews	Director	August 27, 2013

/s/ GREGORY G. JOHNSON Adm Gregory G. Johnson, USN (Ret.)	Director	August 27, 2013

/s/ JAMES L. PAVITT James L. Pavitt	Director	August 27, 2013

Signatures	Title	Date

/s/ DR. WARREN R. PHILLIPS Dr. Warren R. Phillips	Director	August 27, 2013

/s/ CHARLES P. REVOILE Charles P. Revoile	Director	August 27, 2013

/s/ WILLIAM S. WALLACE Gen William S. Wallace, USA (Ret.)	Director	August 27, 2013