Form 10-Q
period 2013-09-30
CACI INTERNATIONAL INC /DE/
filed 2013-11-01
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of October 31, 2013: CACI International Inc Common Stock, $0.10 par value, 23,425,631 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2013	2012
Revenue	$864,265	$931,236

Costs of revenue:
Direct costs	601,422	645,637
Indirect costs and selling expenses	188,710	207,623
Depreciation and amortization	12,951	13,239

Total costs of revenue	803,083	866,499

Income from operations	61,182	64,737
Interest expense and other, net	7,388	6,782

Income before income taxes	53,794	57,955
Income taxes	20,402	21,965

Net income including portion attributable to noncontrolling interest in earnings of joint venture	33,392	35,990
Noncontrolling interest in earnings of joint venture	(400)	(282)

Net income attributable to CACI	$32,992	$35,708

Basic earnings per share	$1.42	$1.55

Diluted earnings per share	$1.33	$1.49

Weighted-average basic shares outstanding	23,314	23,032

Weighted-average diluted shares outstanding	24,835	23,980

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2013	2012
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$33,392	$35,990
Change in foreign currency translation adjustment	6,796	3,545
Effect of post-retirement adjustments	208	—
Change in fair value of interest rate swap agreements	(231)	(590)

Comprehensive income including portion attributable to noncontrolling interest in earnings of joint venture	40,165	38,945
Noncontrolling interest in earnings of joint venture	(400)	(282)

Comprehensive income attributable to CACI	$39,765	$38,663

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$102,725	$64,337
Accounts receivable, net	635,126	614,616
Deferred income taxes	7,497	18,953
Prepaid expenses and other current assets	32,967	25,875

Total current assets	778,315	723,781
Goodwill	1,481,671	1,476,965
Intangible assets, net	97,681	104,188
Property and equipment, net	63,628	65,510
Supplemental retirement savings plan assets	84,598	83,419
Accounts receivable, long-term	9,961	11,330
Other long-term assets	34,395	31,878

Total assets	$2,550,249	$2,497,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$299,046	$295,517
Accounts payable	139,516	133,073
Accrued compensation and benefits	153,549	166,538
Other accrued expenses and current liabilities	136,391	147,366

Total current liabilities	728,502	742,494
Long-term debt, net of current portion	319,895	300,790
Supplemental retirement savings plan obligations, net of current portion	77,577	74,757
Deferred income taxes	124,738	119,885
Other long-term liabilities	53,756	51,573

Total liabilities	1,304,468	1,289,499

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 41,365 and 41,172 shares issued, respectively	4,136	4,117
Additional paid-in capital	529,151	530,154
Retained earnings	1,290,630	1,257,638
Accumulated other comprehensive loss	(3,042)	(9,815)
Treasury stock, at cost (17,943 and 17,950 shares, respectively)	(577,173)	(577,191)

Total CACI shareholders’ equity	1,243,702	1,204,903
Noncontrolling interest in joint venture	2,079	2,669

Total shareholders’ equity	1,245,781	1,207,572

Total liabilities and shareholders’ equity	$2,550,249	$2,497,071

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$33,392	$35,990
Reconciliation of net income including portion attributable to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	12,951	13,239
Non-cash interest expense	3,360	3,140
Amortization of deferred financing costs	509	494
Stock-based compensation expense	2,484	2,400
Deferred income tax expense	16,243	4,540
Equity in earnings of unconsolidated joint ventures	(444)	(426)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(13,578)	51,768
Prepaid expenses and other assets	(8,807)	(14,126)
Accounts payable and other accrued expenses	(7,118)	(21,350)
Accrued compensation and benefits	(13,523)	(24,632)
Income taxes payable and receivable	310	9,515
Supplemental retirement savings plan obligations and other long-term liabilities	1,524	10,720

Net cash provided by operating activities	27,303	71,272

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,020)	(5,886)
Cash paid for business acquisitions, net of cash acquired	—	(42,986)
Other	(945)	(341)

Net cash used in investing activities	(3,965)	(49,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities, net of financing costs	147,093	453,500
Principal payments made under bank credit facilities	(128,500)	(317,375)
Proceeds from employee stock purchase plans	962	1,460
Proceeds from exercise of stock options	—	468
Repurchases of common stock	(972)	(124,352)
Payment of taxes for equity transactions	(7,170)	(3,558)
Other	2,759	430

Net cash provided by financing activities	14,172	10,573

Effect of exchange rate changes on cash and cash equivalents	878	219

Net increase in cash and cash equivalents	38,388	32,851
Cash and cash equivalents, beginning of period	64,337	15,740

Cash and cash equivalents, end of period	$102,725	$48,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$1,307	$7,502

Cash paid during the period for interest	$1,563	$1,728

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of September 30, 2013 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities. The fair value of the Company’s $300.0 million of 2.125 percent convertible senior subordinated notes issued May 16, 2007 and that mature on May 16, 2014 (the Notes) is based on quoted market prices using Level 1 inputs. See Notes 3 and 9.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2013. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

2.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2013	June 30, 2013

Customer contracts and related customer relationships	$351,908	$351,349
Acquired technologies	27,177	27,177
Covenants not to compete	3,435	3,401
Other	1,586	1,639

Intangible assets	384,106	383,566
Less accumulated amortization	(286,425)	(279,378)

Total intangible assets, net	$97,681	$104,188

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years. The weighted-average period of amortization for all customer contracts and related customer relationships as of September 30, 2013 is 9.0 years, and the weighted-average remaining period of amortization is 7.8 years. The weighted-average period of amortization for acquired technologies as of September 30, 2013 is 6.7 years, and the weighted-average remaining period of amortization is 5.0 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2014, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2014 (nine months)	$18,861
2015	20,038
2016	15,190
2017	13,081
2018	9,706
Thereafter	20,805

Total intangible assets, net	$97,681

3.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2013	June 30, 2013

Convertible notes payable	$300,000	$300,000
Bank credit facility – Term Loan	131,250	131,250
Bank credit facility – Revolving Facility	200,000	180,000

Principal amount of long-term debt	631,250	611,250
Less unamortized discount	(8,061)	(11,421)
Less unamortized debt issuance costs	(4,248)	(3,522)

Total long-term debt	618,941	596,307
Less current portion	(299,046)	(295,517)

Long-term debt, net of current portion	$319,895	$300,790

Bank Credit Facility

The Company has a $900.0 million credit facility (the Credit Facility), which consists of a $750.0 million revolving credit facility (the Revolving Facility) and a $150.0 million term loan (the Term Loan). The Revolving Facility has subfacilities of $50.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $250.0 million or an amount subject to 2.75 times secured leverage, calculated assuming the Revolving Facility is fully drawn, with applicable lender approvals. The Credit Facility is available to refinance existing indebtedness and for general corporate purposes, including working capital expenses and capital expenditures. The Credit Facility matures on August 6, 2018.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $750.0 million. As of September 30, 2013, the Company had $200.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which, principal payments are due in quarterly installments of $1.9 million through September 30, 2016 and $3.8 million thereafter until the balance is due in full on August 6, 2018.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon the Company’s consolidated total leverage ratio. As of September 30, 2013, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.08 percent.

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

The Company has capitalized $9.3 million of debt issuance costs associated with the Credit Facility. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. As of September 30, 2013, $3.9 million of the unamortized balance is included in long-term debt and $1.6 million is included in other long-term assets.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year. The Notes mature on May 1, 2014.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or 4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of September 30, 2013, none of the conditions permitting conversion of the Notes had been satisfied.

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

	September 30,
	2013	2012
Coupon interest	$1,594	$1,594
Non-cash amortization of discount	3,360	3,140
Amortization of issuance costs	205	205

Total	$5,159	$4,939

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The balance of the unamortized discount as of September 30, 2013 and June 30, 2013, was $8.1 million and $11.4 million, respectively. The balance as of September 30, 2013 will be amortized as additional, non-cash interest expense over the remaining term of the Notes (through May 1, 2014) using the effective interest method.

The fair value of the Notes as of September 30, 2013 was $382.5 million based on quoted market values.

The contingently issuable shares that may result from the conversion of the Notes were included in CACI’s diluted share count for the three months ended September 30, 2013 and 2012 because CACI’s average stock price during both three month periods was above the conversion price of $54.65 per share. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs attributable to the embedded conversion option was recorded in additional paid-in capital. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

Cash Flow Hedges

The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations. On April 5, 2012, the Company entered into two floating-to-fixed interest rate swap agreements for an aggregate notional amount of $100.0 million ($50.0 million for each agreement) related to a portion of the Company’s floating rate indebtedness. The agreements were effective beginning July 1, 2013 and mature July 3, 2017. The Company designated the interest rate swap agreements as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these swaps are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense. The Company does not hold or issue derivative financial instruments for trading purposes.

The effect of derivative instruments in the condensed consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Loss recognized in other comprehensive income	$231	$590

Loss reclassified to earnings from accumulated other comprehensive loss	$333	$—

The aggregate maturities of long-term debt at September 30, 2013 are as follows (in thousands):

Twelve months ending September 30,
2014	$307,500
2015	7,500
2016	7,500
2017	15,000
2018	293,750

Principal amount of long-term debt	631,250
Less unamortized discount	(8,061)
Less unamortized debt issuance costs	(4,248)

Total long-term debt	$618,941

4.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). The DCAA is currently in the process of auditing the Company’s incurred cost submissions for the years ended June 30, 2007 and 2008. The DCAA has completed its audits of the Company’s incurred cost submissions for the year ended June 30, 2006, and the Company is awaiting the Defense Contract Management Agency’s decisions regarding those incurred cost submissions. In the opinion of management, audit adjustments that may result from audits not yet completed or started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

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

5.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Stock-based compensation included in indirect costs and selling expenses:
Restricted stock unit (RSU) expense	$2,443	$2,154
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	41	246

Total stock-based compensation expense	$2,484	$2,400

Income tax benefit recognized for stock-based compensation expense	$949	$914

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

Annual grants under the 2006 Plan are generally made to the Company’s key employees during the first quarter of the Company’s fiscal year and to members of the Company’s Board of Directors during the second quarter of the Company’s fiscal year. With the approval of its Chief Executive Officer, the Company also issues equity instruments to strategic new hires and to employees who have demonstrated superior performance. In September 2013, the Company made its annual grant to its key employees consisting of 202,170 Performance Restricted Stock Units (PRSUs). The final number of such performance-based RSUs which will be considered earned by the participants and eventually vest is based on the achievement of a specified Net After Tax Profit (NATP) for the year ending June 30, 2014 and on the average share price of Company stock for the 90 day period ending September 13, 2014 as compared to the average share price for the 90 day period ended September 13, 2013. No PRSUs will be earned if the specified NATP for the fiscal year ending June 30, 2014 is not met. If NATP for the year ending June 30, 2014 exceeds the specified NATP and the average share price of the Company’s stock for the 90 day period ending September 13, 2014 exceeds the average share price of the Company’s stock for the 90 day period ended September 13, 2013 by 100 percent or more then an additional 202,170 RSUs could be earned by participants. This is the maximum number of additional RSUs that can be earned related to the September 2013 annual grant. In addition to the performance and market conditions, there is a service vesting condition which stipulates that 50 percent of the earned award will vest on September 1, 2016 and 50 percent of the earned award will vest on September 1, 2017, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon retirement, as defined.

The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan is 12,450,000 as of September 30, 2013. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

options that expire, become available for future grants. As of September 30, 2013, cumulative grants of 13,129,660 equity instruments underlying the shares authorized have been awarded, and 4,033,221 of these instruments have been forfeited.

Activity related to SSARs/non-qualified stock options and RSUs during the three months ended September 30, 2013 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs
Outstanding, June 30, 2013	275,550	1,042,746
Granted	—	217,974
Exercised/Issued	(86,100)	(280,505)
Forfeited/Lapsed	(3,230)	(24,472)

Outstanding, September 30, 2013	186,220	955,743

Weighted average grant date fair value for RSUs		$72.12

As of September 30, 2013, there was $30.3 million of total unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted-average period of 3.5 years.

6.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive, including stock options and SSARs with an exercise price greater than the average market price of the Company’s common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are no longer subject to a market or performance condition. For the three months ended September 30, 2012, there were forty eight thousand weighted-average common stock equivalents excluded from the diluted per share computation due to their anti-dilutive effects. There were no anti-dilutive common stock equivalents for the three months ended September 30, 2013. The PRSUs granted in September 2013 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares. These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved. The shares underlying the Notes were included in the computation of diluted earnings per share for the three months ended September 30, 2013 and 2012 because the average share price was above the conversion price during both three month periods. The Warrants were excluded from the computation of diluted earnings per share during both periods presented because the Warrants’ exercise price of $68.31 was greater than the average market price of a share of Company common stock during the three month periods ended September 30, 2013 and 2012. The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2013	2012
Net income attributable to CACI	$32,992	$35,708

Weighted average number of basic shares outstanding during the period	23,314	23,032
Dilutive effect of SSARs/stock options and RSUs after application of treasury stock method	526	935
Dilutive effect of the Notes	995	13

Weighted average number of diluted shares outstanding during the period	24,835	23,980

Basic earnings per share	$1.42	$1.55

Diluted earnings per share	$1.33	$1.49

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company is currently under examination by two state jurisdictions and one foreign jurisdiction for years ended June 30, 2004 through June 30, 2012. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of September 30, 2013 and June 30, 2013 was $8.8 million and $8.2 million, respectively. Of the $8.8 million unrecognized tax benefit at September 30, 2013, $2.7 million, if recognized, would impact the Company’s effective tax rate.

As of June 30, 2013, the Company corrected the classification of $4.2 million of deferred tax liabilities by reclassifying this amount from non-current deferred tax liabilities to a reduction of current deferred tax assets and concluded that this reclassification was not material.

8.	Business Segment Information

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

	Domestic	International	Total
Three Months Ended September 30, 2013
Revenue from external customers	$830,875	$33,390	$864,265
Net income attributable to CACI	30,680	2,312	32,992
Three Months Ended September 30, 2012
Revenue from external customers	$898,284	$32,952	$931,236
Net income attributable to CACI	33,407	2,301	35,708

9.	Fair Value of Financial Instruments

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company’s financial instruments measured at fair value included non-corporate owned life insurance (COLI) money market investments and mutual funds held in the Company’s supplemental retirement savings plan (the Supplemental Savings Plan), contingent consideration in connection with past acquisitions and interest rate swap agreements. Contingent consideration recorded at September 30, 2013 and June 30, 2013 related to the February 1, 2012 U.K. acquisition of Tomorrow Communications, Ltd (TCL). The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and June 30, 2013, and the level they fall within the fair value hierarchy (in thousands):

	Financial Statement	Fair Value	September 30, 2013	June 30, 2013
Description of Financial Instrument	Classification	Hierarchy	Fair Value

Non-COLI assets held in connection with the Supplemental Savings Plan	Long-term asset	Level 1	$—	$830
Contingent Consideration	Current liability	Level 3	$3,189	$2,977
Interest rate swap agreements	Other long-term liabilities	Level 2	$2,145	$1,765

Changes in the fair value of the assets held in connection with the Supplemental Savings Plan are recorded in indirect costs and selling expenses.

Contingent consideration at September 30, 2013 and June 30, 2013 related to the requirement that the Company pay contingent consideration in the event TCL achieved certain specified earnings results during the one year period subsequent to acquisition. The Company determined the fair value of contingent consideration as of the acquisition date using a valuation model which included the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each reporting period, the fair value of the contingent consideration is remeasured and any changes are recorded in indirect costs and selling expenses. During the three month periods ended September 30, 2013 and 2012, this remeasurement did not result in a significant change to the liability recorded. The maximum contingent consideration associated with the TCL acquisition is approximately $6.0 million. During the year ended June 30, 2013, the Company determined that the maximum contingent consideration possible had been earned. One-half of this amount was paid to the former shareholders of TCL in February 2013. The remaining one-half is scheduled to be paid in February 2014.

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

10.	Subsequent Events

On October 8, 2013, CACI signed a definitive agreement to acquire Six3 Systems, Inc., a provider of highly specialized support to the national security community in the areas of cyber and signals intelligence; intelligence, surveillance, and reconnaissance; and intelligence operations, from private equity firm GTCR. The purchase price is $820 million and closing is anticipated during CACI’s quarter ending December 31, 2013, subject to regulatory approvals. As part of this transaction, CACI has secured a firm financing commitment for $800 million. CACI will finance the acquisition through this new commitment and borrowings under the Revolving Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and globally (including the impact of uncertainty regarding U.S. debt limits and actions taken related thereto); terrorist activities or war; changes in interest rates; currency fluctuations; significant fluctuations in the equity markets; changes in our effective tax rate; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns, implementation of spending cuts (sequestration) under the Budget Control Act of 2011, changes in budgetary priorities, or in the event of a priority need for funds, such as homeland security; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government audits and reviews conducted by the Defense Contract Audit Agency, the Defense Contract Management Agency, or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, and (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; the ability to successfully integrate the operations of our recent and any future acquisitions; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our Securities and Exchange Commission filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We derived 94.2 percent and 94.5 percent of our revenue during the three months ended September 30, 2013 and 2012, respectively, from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments, commercial customers, and through our international operations, to non-U.S. government agencies. We provide our services and solutions to our clients in the following market areas:

•	Business Systems – Within the Business Systems market, we provide the full range of information solutions and services required to plan, manage, architect, develop, deploy, and sustain the complex, integrated systems that the Department of Defense (DoD), the Intelligence Community, and federal civilian agencies need to accomplish their transformation goals and achieve ever-increasing efficiency and effectiveness in their mission functions and business operations. Working in the domains of procurement, financial management, human capital management, and logistics and supply chain management, we have implemented enterprise-level system solutions for well over 100 federal agencies. From complex COTS (commercial off-the-shelf) enterprise resource planning (ERP) integrations that include the Oracle E-Business Suite, PeopleSoft, SAP, and Momentum to custom service-oriented architecture-based solutions, we bring disciplined industry best practices, advanced technology, innovative and pragmatic approaches and a deep understanding of federal processes and their unique compliance constraints. Our solutions and services also include multi-agency shared financial/procurement services and federal shared service center operations support, business intelligence and business analytics, enterprise applications support, asset management, workflow, consulting, software development, program management, and DoD’s planning, programming, budgeting and execution process. Our solutions employ an integrated cross-functional approach to maximize investments in existing systems while leveraging the potential of advanced technologies to implement new high-payback solutions.

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

•	Cyberspace – We serve the Cybersecurity market, which includes the DoD and all military services, the Intelligence Community, and federal civilian agencies such as the Departments of Homeland Security, Veterans Affairs, and Health and Human Services, in supporting the full lifecycle of preparing for, protecting against, detecting, reacting to, and actively responding to the full range of cyber threats. We proactively anticipate and address the unique security challenges associated with emerging and evolving technologies and business practices, such as cloud-based architectures, mobile and ubiquitous computing devices, and “big data” analytics. We facilitate next-generation dynamic and interactive cyber defenses based on real-time situational awareness and continuous analysis of the current risk posture as assessed against local and global threat activities. We support all aspects of cyber warfare, including cyber reconnaissance, cyber intelligence, cyber counter-intelligence, and integrated offensive cyber operations. We offer computer and network forensics, insider threat mitigation, supply chain security, electronic warfare, communications security, and secure IT professional services and strategic consulting.

•	Enterprise IT – We serve the Enterprise IT market, which includes clients throughout the DoD, the Intelligence Community, and federal civilian agencies, including the Departments of Homeland Security, Veterans Affairs, Justice, and Treasury. We provide tailored, end-to-end, enterprise-wide information solutions and services for the design, development, integration, deployment, operations and management, sustainment, and security of our clients’ infrastructure. Our Enterprise IT solutions fall within three broad categories: in-house IT infrastructure systems (IT hardware, systems development, and integration); IT outsourcing (applications and infrastructure outsourcing); and IT design and support services (consulting and design, education, and training). Our operational, analytic, and consultancy and transformational services enable and optimize the full lifecycle of the enterprise IT environment – improving the services, increasing the efficiency, and reducing the total cost and complexity of heterogeneous, networked, and geographically-dispersed operations. Our capabilities in network infrastructure design, deployment and management, data center design and management, cloud computing, virtualization, application development and hosting, mobility solutions, and advanced service desk management provide secure and efficient operational environments for our clients.

•	Geospatial – We serve the Geospatial market for domestic and international clients with solutions and services that support the collection, processing, exploitation, analysis, and dissemination of geospatial information relating to defense, intelligence, homeland security, and commercial applications. We use imagery and other collected data from government and commercial sources to produce hardcopy and digital maps, three-dimensional products, and rapid-response reporting and notification to improve decision-making and enhance understanding of military actions, natural disasters, and social trends. We provide expertise in multi-source data analysis and conflation, diverse sensor exploitation, intelligence analysis, and geographic information system (GIS) integration and deployment. We offer mobile solutions and secure web-based data accessibility and subscription services on an enterprise-wide scale. We develop and deliver geospatial intelligence (GEOINT) products, solutions, and services that include collection and production management, advanced geospatial intelligence, commercial remote sensing analysis and engineering products, overhead persistent infrared systems engineering and acquisition, unified geospatial intelligence operations, enterprise architecture solutions and services, training, and strategic planning. We contribute to national security throughout the GEOINT programmatic lifecycle, which involves identifying strategic opportunities and developing strategic planning to facilitate program execution. Our staff is skilled in resource management, requirements analysis, quality management, organization development, advanced technologies, knowledge management, and acquisition management.

•	Healthcare – We serve the Healthcare market to meet the steadily accelerating demand for new healthcare strategies and technologies throughout the U.S. government, including uniformed services, veterans and citizens. We provide transformational functional subject matter expertise and health IT services to the Department of Veterans Affairs, DoD Military Health System, Department of Health and Human Services, including the Centers for Disease Control and Prevention, the National Institutes of Health, the Centers for Medicare & Medicaid Services, and the Food and Drug Administration. We assist the federal medical community in focusing on the patient, ensuring that systems and processes at the backbone of health organizations are running efficiently. We provide solutions that unify federal healthcare delivery and support for military service personnel, veterans, and their beneficiaries. Our capabilities include healthcare information technology systems, for example designing, developing, and integrating virtual electronic health records; building components of our nation’s bioterrorism preparedness and alerting network; collecting, integrating, and managing clinical data to support retrospective and prospective research; providing public health informatics; leveraging “big data” analytics to help healthcare organizations drive cost-effective business processes, improve patient care, and increase mission success; and providing all aspects of healthcare administration, logistics, and facility management.

•	Integrated Security Solutions – We serve the Integrated Security Solutions (ISS) market by assisting clients in the development, integration, and sustainment of graduated, flexible capabilities that anticipate and address asymmetric and irregular threats and vulnerabilities. We provide our solutions and services to the DoD, including Special Operations Forces, as well as federal, state, local, and private entities that are responsible for law enforcement, homeland security, critical infrastructure protection, and national security missions. We support the U.S. and our international partners and allies in mitigating and countering the effects of natural, technological, and man-made hazards which are unrestrained by political and geographical boundaries, elements of national power, and international law. Our solutions include biometrics, border protection, specialized law enforcement, and countering illicit networks, including counter-piracy and counter-drug. They address security policy, definition, and capacity building; risk management; consequence management; critical event and incident preparedness; and training. We also provide outcomes-based training for operations in austere environments; tactical law enforcement training; critical infrastructure and key resources vulnerability assessments; counter-asymmetric threat awareness, counter-improvised explosive device training; trend analysis, intel fusion, and traditional and social media exploitation for countering asymmetric threats; and strategic planning for combat, peacetime, and civil security operations.

•	Intelligence – We serve the Intelligence market, including the national Intelligence Community, the military services, and combatant commands, with cleared and skilled personnel to meet analytical, linguistic, collections, and operational requirements. A significant portion of our analytic work supports national security missions by augmenting government efforts to identify, characterize, and counter asymmetric and conventional threats around the world. We provide automated content tagging, exploitation, and management to turn large volumes of data into actionable intelligence. We generate geospatial products for a broad range of users to provide spatial data layering, advanced visualization, and 3-D modeling in support of intelligence and operations. Our IT professionals manage enterprise activities for some of the nation’s most secure networks, driving efficiencies while ensuring performance. We provide insider threat detection and counter-intelligence solutions to protect people, data, and facilities. Our counter-group analysis offerings utilize CACI-developed tools and methodologies to examine the transactional, hierarchical, temporal, and locational aspects of specific adversarial networks – whether of hackers, insurgents, proliferators, or terrorists – to determine key nodes, vulnerabilities, and intentions. In the area of collection, we emphasize close-access signals acquisition and anomaly detection in keeping with the Intelligence Community requirements for force protection and human intelligence-enabled penetration of hard targets. Our strong internal procedures and processes enable us to develop and deliver innovative software solutions to help our customers be more effective in their missions. We support a diverse range of activities within the intelligence mission lifecycle.

•	Investigation & Litigation Support – We support government investigations and litigations for the Securities and Exchange Commission, the Department of Justice, and numerous other federal agencies. The Investigation and Litigation Support (ILS) market focuses on areas present in almost every federal agency, including contract issues, personnel issues, torts, claims/case management, intellectual property, and Freedom of Information Act (FOIA) processing. We address the market in three broad categories: ILS information technology (document conversion and cloud hosting, including “big data” analysis and planning); professional services (documents/records management, attorney support, claims management, case management, FOIA, and training); and analytics (computer forensics and eDiscovery). Our services support agencies in their missions to oversee, regulate, and pursue civil and criminal prosecutions related to corporate waste, fraud, abuse, and regulatory violations – supporting agency missions for oversight and enforcement as well as crisis investigation and crisis response. We help attorneys acquire, organize, develop, control, and present evidence throughout the course of litigations. Our portfolio of legal support includes cloud hosting (online evidentiary information management to rapidly enable data storage and accessibility); e-discovery consulting and support; data forensic extraction and analysis; document/data capture and processing; database development, population, and maintenance; pre-trial, trial, and post-trial support; case management; training; claims processing and management; and FOIA support.

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

We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. Between October 1 and October 16, 2013, there was no funding of federal agencies and programs either by discretionary funding through annual appropriations acts or interim continuing resolutions (CRs). When federal agencies and programs lack either appropriated or interim funding, they experience a funding gap and, under the Antideficiency Act, passed in 1870 and amended several times, they must cease operations, or shutdown, except in certain emergency situations or when law authorizes continued activity. This recent government shutdown necessitated furloughs of several hundred thousand federal employees, required cessation or reduction of many government activities, and affected numerous sectors of the economy. During that time period, a number of our employees were unable to perform work on their assigned contracts. We estimate the impact of the government shutdown on us to be $10 million of reduced revenue and $4 million of reduced operating income, with the negative impacts in the three month period ending December 31, 2013, being partially offset by our ability to make up some of the lost work during the second half of our year ending June 30, 2014.

On March 1, 2013, under the Budget Control Act of 2011 (BCA), the President ordered sequestration to go into effect. On April 10, 2013, also under the terms of the BCA, the President signed a sequestration order which directs that total discretionary spending for the government’s fiscal year 2014 be reduced by $91 billion. Under sequestration, reductions in both defense and civil agency expenditures went into effect. We expect the impact of sequestration on contracts and task orders we hold to continue throughout our Fiscal Year 2014 as our customers continue to disclose how they are implementing reductions in expenditures required by the BCA.

We are continuously reviewing our operations in an attempt to identify those programs that are at risk from sequestration so that we can make appropriate contingency plans. We are experiencing reduced funding on some of our programs, and may experience further reductions, but we do not expect the cancellation of any of our major programs.

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

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,				Change
(dollars in thousands)	2013		2012		$	%
Department of Defense (DoD)	$617,649	71.5%	$705,061	75.7%	$(87,412)	(12.4)%
Federal civilian agencies	196,153	22.7	174,654	18.7	21,499	12.3
Commercial and other	46,687	5.4	48,201	5.2	(1,514)	(3.1)
State and local governments	3,776	0.4	3,320	0.4	456	13.7

Total	$864,265	100.0%	$931,236	100.0%	$(66,971)	(7.2)%

For the three months ended September 30, 2013, total revenue decreased by 7.2 percent, or $67.0 million, over the same period a year ago. This decrease in revenue was primarily attributable to a reduction in material purchases and subcontract labor resulting from the drawndown in Southwest Asia and federal government budget-related reduction activities.

DoD revenue decreased 12.4 percent, or $87.4 million, for the three months ended September 30, 2013, as compared to the same period a year ago, for the reasons described above. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 12.3 percent, or $21.5 million, for the three months ended September 30, 2013, as compared to the same period a year ago. This increase was primarily attributable to acquisitions completed during the three month period ended December 31, 2012. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue decreased 3.1 percent, or $1.5 million, during the three months ended September 30, 2013, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 71.5 percent, or $33.4 million, of total commercial revenue, while domestic operations accounted for 28.5 percent, or $13.3 million.

Revenue from state and local governments increased by 13.7 percent, or $0.5 million, for the three months ended September 30, 2013, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended September 30, 2013 and 2012.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended September 30, 2013 and 2012, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended September 30,		Three Months Ended September 30,		Change
(dollars in thousands)	2013	2012	2013	2012	$	%
Revenue	$864,265	$931,236	100.0%	100.0%	$(66,971)	(7.2)%

Costs of revenue
Direct costs	601,422	645,637	69.6	69.3	(44,215)	(6.8)

Indirect costs and selling expenses	188,710	207,623	21.8	22.3	(18,913)	(9.1)

Depreciation and amortization	12,951	13,239	1.5	1.4	(288)	(2.2)

Total costs of revenue	803,083	866,499	92.9	93.0	(63,416)	(7.3)

Income from operations	61,182	64,737	7.1	7.0	(3,555)	(5.5)
Interest expense and other, net	7,388	6,782	0.9	0.8	606	8.9

Income before income taxes	53,794	57,955	6.2	6.2	(4,161)	(7.2)
Income taxes	20,402	21,965	2.4	2.4	(1,563)	(7.1)

Net income including portion attributable to noncontrolling interest in earnings of joint venture	33,392	35,990	3.8	3.8	(2,598)	(7.2)
Noncontrolling interest in earnings of joint venture	(400)	(282)	—	—	(118)	41.8

Net income attributable to CACI	$32,992	$35,708	3.8%	3.8%	$(2,716)	(7.6)%

Income from operations for the three months ended September 30, 2013 was $61.2 million. This was a decrease of $3.6 million, or 5.5 percent, from income from operations of $64.7 million for the three months ended September 30, 2012. This decrease was primarily attributable to a loss during the three months ended September 30, 2013 on a fixed price contract. Our operating margin of 7.1 percent for the period ended September 30, 2013 increased from 7.0 percent during the period ended September 30, 2012.

As a percentage of revenue, direct costs were 69.6 percent and 69.3 percent for the three months ended September 30, 2013 and 2012, respectively. Direct costs include direct labor and other direct costs (ODCs), which include, among other costs, subcontracted labor and material purchases. ODCs are common in our industry and may vary from period to period. The single largest component of direct costs, direct labor, was $248.8 million and $252.0 million for the three months ended September 30, 2013 and 2012, respectively. ODCs were $352.6 million and $393.6 million during the three months ended September 30, 2013 and 2012, respectively. The decrease in ODCs was primarily driven by a reduction in material purchases and subcontract labor resulting from the drawndown in Southwest Asia and federal government budget-related reduction activities.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 21.8 percent and 22.3 percent for the three months ended September 30, 2013 and 2012, respectively. This decrease is due primarily to cost reduction activities that were initiated during the second half of FY2013. Total stock compensation expense, a component of indirect costs, was $2.5 million and $2.4 million for the three months ended September 30, 2013 and 2012, respectively. Indirect costs for the three months ended September 30, 2013, included $1.7 million of acquisition-related expenses associated with the planned acquisition of Six3 Systems, Inc., which is expected to be completed during the three month period ending December 31, 2013.

Depreciation and amortization expense was relatively flat, at $13.0 million and $13.2 million for the three months ended September 30, 2013 and 2012, respectively.

Interest expense and other, net increased $0.6 million, or 8.9 percent, during the three months ended September 30, 2013 as compared to the same period a year ago. The increase was primarily attributable to accrued interest related to our ongoing Virginia sales and use tax audit.

The effective tax rate was 38.2 percent and 38.1 percent during the three months ended September 30, 2013 and 2012, respectively. The tax rate reported during the first quarter of both FY2014 and FY2013 was favorably impacted by non-taxable gains on assets invested in corporate owned life insurance (COLI) policies to date. If gains or losses on these investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2014.

Liquidity and Capital Resources

As of September 30, 2013, our Credit Facility was a $900.0 million credit facility, which included a $750.0 million revolving credit facility (the Revolving Facility), and a $150.0 million term loan (the Term Loan). The Credit Facility matures on August 6, 2018.

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $50.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. As of September 30, 2013, we had $200.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $1.9 million through September 30, 2016 and $3.8 million thereafter until the balance is due in full on August 6, 2018. As of September 30, 2013, $131.3 million was outstanding under the Term Loan.

At any time and so long as no default has occurred, we have the right to increase the Term Loan or Revolving Facility in an aggregate principal amount of up to the greater of $250.0 million or an amount subject to 2.75 times secured leverage, calculated assuming the Revolving Facility is fully drawn, with applicable lender approvals.

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

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: 1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; 3) upon the occurrence of certain corporate events, as defined; or 4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of September 30, 2013, none of the conditions permitting conversion of the Notes had been satisfied.

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

On October 8, 2013, we signed a definitive agreement to acquire Six3 Systems, Inc., a provider of highly specialized support to the national security community. The purchase price is $820 million, and closing is anticipated during the three month period ending December 31, 2013. To finance the acquisition, we have secured a firm financing commitment for $800 million.

Cash and cash equivalents were $102.7 million and $64.3 million as of September 30, 2013 and June 30, 2013, respectively. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities along with additional borrowings under our Revolving Facility. Our operating cash flow was $27.3 million for the three months ended September 30, 2013 compared to $71.3 million for the same period a year ago. The current year decrease in operating cash flow resulted primarily from the slowdown of invoice payments by our government customers. This slowdown was caused in part by sequestration-related furloughs of government payment office employees. Days-sales outstanding increased to 65 at September 30, 2013, compared to 57 days at September 30, 2012.

We used cash in investing activities of $4.0 million and $49.2 million for the three months ended September 30, 2013 and 2012, respectively. This decrease in cash used during the three months ended September 30, 2013 as compared to the same period a year ago was primarily because we completed the acquisition of Delta Solutions and Technologies, Inc. during the three month period ended September 30, 2012 and closed no acquisitions during the current quarter.

Cash provided by financing activities was $14.2 million and $10.6 million in the three months ended September 30, 2013 and 2012, respectively. During the three months ended September 30, 2012, we had net borrowings of $136.1 million under our Credit Facility and used $124.4 million to repurchase 2.2 million shares of our common stock. During the three months ended September 30, 2013 we had net borrowings of $18.6 million under our Credit Facility.

Cash flows from financing activities include proceeds received from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan totaling $1.0 million and $1.9 million during the three months ended September 30, 2013 and 2012, respectively.

We believe that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. We expect to pay off the Notes with funds available under the Credit Facility or with cash on hand, or with cash proceeds from a new debt security. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under the Credit Facility and the additional financing associated with the anticipated Six3 Sytems acquisition will depend on our future financial performance which will be affected by many factors outside of our control, including worldwide economic and financial market conditions.

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, motor vehicles in the U.K., and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2013. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of September 30, 2013, we had an outstanding letter of credit of $0.4 million. We have no other material off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. In April 2012, we entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $100 million related to a portion of our floating rate indebtedness. The agreements were effective on July 1, 2013 and mature July 3, 2017. All outstanding balances under our Term Loan, and any amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the three months ended September 30, 2013 would have fluctuated by approximately $0.8 million.

Approximately 3.9 percent and 3.5 percent of our total revenue in three months ended September 30, 2013 and 2012, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2013, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $15.8 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2013.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2013.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Al Shimari, et al. v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2013 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio. The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc. Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Since the filing of Registrant’s report described above, Plaintiffs’ appeal is pending before the U.S. Court of Appeals for the Fourth Circuit.

Abbass, et al v. CACI Premier Technology, Inc. and CACI International Inc, Case No. 1:13CV1186-LMB/JFA (EDVA)

On September 20, 2013, fifty-five Plaintiffs filed a nine-count complaint in the United States District Court for the Eastern District of Virginia styled Abbass, et al. v. CACI Premier Technology, Inc., et al. Plaintiffs are Iraqi nationals who assert that their allegations are essentially the same as those of the plaintiffs in Al Shimari. Plaintiffs claim that they suffered significant physical injury and emotional distress while in U.S. custody in Iraq. The lawsuit names CACI International Inc and CACI Premier Technology, Inc. as Defendants. The complaint alleges that Defendants conspired with U.S. military personnel to engage in illegal treatment of Iraqi detainees. The complaint does not allege any interaction between Plaintiffs and any CACI employee. Plaintiffs’ claims are brought pursuant to the Alien Tort Statute and the Torture Victims Protection Act. Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Plaintiffs’ action was originally filed in 2009 in U.S. District Court for the District of Columbia, but was voluntarily dismissed without prejudice in September 2011 after the Supreme Court denied certiorari in Saleh v. Titan Corp. and Ibrahim v. Titan Corp., 580 F.3d 1 (D.C. Cir. 2009).

The CACI Defendants have moved to dismiss the complaint. That motion is pending.

We are vigorously defending the above-described legal proceedings, and, based on our present knowledge of the facts, believe the lawsuits are completely without merit.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2013. There have been no material changes from the risk factors described in that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2013	15,424	$63.03	953,657	46,343
August 2013	—	—	—	—
September 2013	—	—	—	—

Total	15,424	$63.03	953,657	46,343

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three month period ended September 30, 2013, the Company adopted a long-term incentive plan (the Plan) intended to incent the achievement of net after-tax profit and revenue growth objectives above and beyond those defined in the Company’s short-term incentive compensation plans. Pursuant to the terms of the Plan, eligible employees, including the Company’s Chief Operating Officer and Chief Financial Officer, will receive a cash bonus if defined metrics are achieved during the Company’s fiscal years ending June 30, 2014, 2015, and 2016. No cash bonuses will be paid to any participant under the Plan until performance against the specified metrics has been measured for all three years, except in the case of separation of service for specified reasons such as death and long-term disability. As participants in the Plan, the Company’s Chief Operating Officer and Chief Financial Officer could earn annually a maximum amount of $691,000 and $405,000, respectively, if all metrics are achieved in each of the three fiscal years covered by the Plan.

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company		8-K	July 11, 2003	4.1

10.1	Agreement and Plan of Merger by and among Six3 Systems Holdings, LLC, as Stockholder Representative, Six3 Systems Holdings II, Inc., CACI International Inc, CACI, Inc.-FEDERAL, and CACI Acquisition II, Inc., dated October 8, 2013	X

31.1	Section 302 Certification Kenneth Asbury	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Kenneth Asbury	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101	The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: November 1, 2013	By:	/s/ Kenneth Asbury
Kenneth Asbury
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 1, 2013	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 1, 2013	By:	/s/ Carol P. Hanna
Carol P. Hanna
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)