Form 10-Q
period 2013-12-31
CACI INTERNATIONAL INC /DE/
filed 2014-02-06
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 3, 2014: CACI International Inc Common Stock, $0.10 par value, 23,465,038 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,
	2013	2012
Revenue	$894,186	$931,627

Costs of revenue:
Direct costs	606,672	639,649
Indirect costs and selling expenses	204,830	209,068
Depreciation and amortization	16,230	13,328

Total costs of revenue	827,732	862,045

Income from operations	66,454	69,582
Interest expense and other, net	9,456	6,231

Income before income taxes	56,998	63,351
Income taxes	22,088	23,371

Net income including portion attributable to noncontrolling interest in earnings of joint venture	34,910	39,980
Noncontrolling interest in earnings of joint venture	52	(304)

Net income attributable to CACI	$34,962	$39,676

Basic earnings per share	$1.49	$1.74

Diluted earnings per share	$1.38	$1.69

Weighted-average basic shares outstanding	23,433	22,852

Weighted-average diluted shares outstanding	25,297	23,537

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended December 31,
	2013	2012
Revenue	$1,758,451	$1,862,863

Costs of revenue:
Direct costs	1,208,094	1,285,286
Indirect costs and selling expenses	393,540	416,691
Depreciation and amortization	29,181	26,567

Total costs of revenue	1,630,815	1,728,544

Income from operations	127,636	134,319
Interest expense and other, net	16,844	13,013

Income before income taxes	110,792	121,306
Income taxes	42,490	45,336

Net income including portion attributable to noncontrolling interest in earnings of joint venture	68,302	75,970
Noncontrolling interest in earnings of joint venture	(348)	(586)

Net income attributable to CACI	$67,954	$75,384

Basic earnings per share	$2.91	$3.29

Diluted earnings per share	$2.71	$3.17

Weighted-average basic shares outstanding	23,374	22,942

Weighted-average diluted shares outstanding	25,066	23,758

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$34,910	$39,980	$68,302	$75,970
Foreign currency translation adjustment	2,659	295	9,455	3,840
Change in fair value of interest rate swap agreements, net	36	(36)	(195)	(626)
Effects of post-retirement adjustments	—	—	208	—

Comprehensive income including portion attributable to noncontrolling interest in earnings of joint venture	37,605	40,239	77,770	79,184
Noncontrolling interest in earnings of joint venture	52	(304)	(348)	(586)

Comprehensive income attributable to CACI	$37,657	$39,935	$77,422	$78,598

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$98,173	$64,337
Accounts receivable, net	711,012	614,616
Deferred income taxes	14,789	18,953
Prepaid expenses and other current assets	47,618	25,875

Total current assets	871,592	723,781
Goodwill	2,186,221	1,476,965
Intangible assets, net	252,408	104,188
Property and equipment, net	70,181	65,510
Supplemental retirement savings plan assets	86,242	83,419
Accounts receivable, long-term	10,929	11,330
Other long-term assets	41,786	31,878

Total assets	$3,519,359	$2,497,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,562	$295,517
Accounts payable	112,485	133,073
Accrued compensation and benefits	181,603	166,538
Other accrued expenses and current liabilities	158,998	147,366

Total current liabilities	494,648	742,494
Long-term debt, net of current portion	1,409,006	300,790
Supplemental retirement savings plan obligations, net of current portion	78,571	74,757
Deferred income taxes	191,943	119,885
Other long-term liabilities	59,025	51,573

Total liabilities	2,233,193	1,289,499

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 41,388 and 41,172 shares issued, respectively	4,139	4,117
Additional paid-in capital	531,923	530,154
Retained earnings	1,325,592	1,257,638
Accumulated other comprehensive loss	(347)	(9,815)
Treasury stock, at cost (17,942 and 17,950 shares, respectively)	(577,169)	(577,191)

Total CACI shareholders’ equity	1,284,138	1,204,903
Noncontrolling interest in joint venture	2,028	2,669

Total shareholders’ equity	1,286,166	1,207,572

Total liabilities and shareholders’ equity	$3,519,359	$2,497,071

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$68,302	$75,970
Reconciliation of net income including portion attributable to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	29,181	26,567
Non-cash interest expense	6,769	6,325
Amortization of deferred financing costs	1,129	1,012
Loss on extinguishment of debt	4,116	—
Stock-based compensation expense	5,785	5,901
Deferred income tax expense	14,957	9,866
Distribution of earnings from unconsolidated joint venture	—	3,545
Equity in earnings of unconsolidated joint ventures	(947)	(1,319)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(6,178)	39,114
Prepaid expenses and other assets	(6,504)	(14,749)
Accounts payable and other accrued expenses	(49,913)	(26,794)
Accrued compensation and benefits	(21,816)	(27,730)
Income taxes payable and receivable	(4,545)	(13,940)
Supplemental retirement savings plan obligations and other long-term liabilities	4,241	12,267

Net cash provided by operating activities	44,577	96,035

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,143)	(10,032)
Cash paid for business acquisitions, net of cash acquired	(835,684)	(100,062)
Investment in unconsolidated joint venture	—	(1,421)
Other	(893)	(1,012)

Net cash used in investing activities	(843,720)	(112,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	1,119,000	707,500
Principal payments made under bank credit facilities	(269,000)	(546,250)
Payment of financing costs under bank credit facilities	(13,222)	(612)
Proceeds from employee stock purchase plans	1,849	2,495
Proceeds from exercise of stock options	—	4,742
Repurchases of common stock	(1,884)	(125,411)
Payment of taxes for equity transactions	(7,936)	(4,489)
Other	3,026	(120)

Net cash provided by financing activities	831,833	37,855

Effect of exchange rate changes on cash and cash equivalents	1,146	406

Net increase in cash and cash equivalents	33,836	21,769
Cash and cash equivalents, beginning of period	64,337	15,740

Cash and cash equivalents, end of period	$98,173	$37,509

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$29,414	$48,645

Cash paid during the period for interest	$7,817	$6,684

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	—	2,216

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CACI International Inc and subsidiaries (CACI or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include the assets, liabilities, results of operations, comprehensive income and cash flows for the Company, including its subsidiaries and joint ventures that are more than 50 percent owned or otherwise controlled by the Company. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated in consolidation.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of December 31, 2013 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities. The fair value of the Company’s $300.0 million of 2.125 percent convertible senior subordinated notes issued May 16, 2007 and that mature on May 16, 2014 (the Notes) is based on quoted market prices using Level 1 inputs. See Notes 4 and 10.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2013. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

2.	Acquisition

On November 15, 2013, CACI completed the acquisition of Six3 Systems Holdings II, Inc. (Six3 Systems). Six3 Systems provides highly specialized support to the national security community in the areas of cyber and signals intelligence; intelligence, surveillance, and reconnaissance; and intelligence operations. In connection with the acquisition, on November 15, 2013, CACI entered into a fifth amendment (the Amendment) to its credit agreement dated as of October 21, 2010 (the Credit Agreement). The Amendment modified the Credit Agreement to allow for the incurrence of $700 million in additional term loans and a $100 million increase in the revolving facility to finance the acquisition of Six3 Systems.

The initial purchase consideration paid at closing to acquire Six3 Systems was $820.0 million plus $25.8 million representing the estimated cash and net working capital adjustment, as defined in the agreement. Of the payment made at closing, $40.0 million was deposited into an escrow account pending final determination of the net cash and working capital acquired and to secure the sellers’ indemnification obligations (the Indemnification Amount). Any remaining Indemnification Amount at the end of the indemnification period not encumbered as a result of one or more indemnification claims will be distributed to the sellers.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CACI is in the process of finalizing its valuation of the assets acquired and liabilities assumed. The fair values assigned to the intangible assets acquired were based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. Based on the Company’s provisional valuation, the total estimated consideration of $847.3 million, which includes an estimated final cash and net working capital adjustment of $1.4 million, has been allocated to assets acquired (including identifiable intangible assets and goodwill) and liabilities assumed (including deferred taxes on identifiable intangible assets that are not deductible for income tax purposes), as follows (in thousands):

Cash	$10,166
Accounts receivable	80,615
Prepaid expenses and other current assets	17,551
Property and equipment	8,051
Customer contracts and customer relationships	164,300
Goodwill	702,747
Other assets	598
Accounts payable	(9,047)
Accrued expenses and other current liabilities	(63,417)
Long-term deferred tax liability	(64,275)

Total estimated consideration	$847,289

The estimated value attributed to customer contracts and customer relationships is being amortized on an accelerated basis over approximately 14 years. Of the value attributed to goodwill, customer contracts and customer relationships, $55.1 million is deductible for income tax purposes.

From the date of acquisition through December 31, 2013, Six3 Systems generated $48.9 million of revenue and $0.1 million of net income. Six3 Systems’ net income includes the impact of $2.8 million of amortization of customer contracts and customer relationships, as well as $0.8 million in expense associated with retention bonuses associated with retention agreements with certain Six3 executives. The agreements provide for a payment upon the one and two year anniversaries of the acquisition, dependent upon continued employment by the executive as an employee of the Company. Six3 Systems’ net income does not include the impact of acquisition-related expenses incurred by CACI.

CACI incurred $9.7 million of acquisition-related expenses during the three months ended December 31, 2013, including expenses and a loss on extinguishment associated with the additional indebtedness incurred in connection with the Amendment to the Credit Facility described above. These expenses are included in indirect costs and selling expenses. See Note 4 for additional information on the loss on extinguishment.

The following pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the years presented or the results which may occur in the future. The following unaudited pro forma results of operations assume the Six3 Systems acquisition had occurred on July 1, 2012 (in thousands except per share amounts):

	Six Months Ended December 31,
	2013	2012
Revenue	$1,936,283	$2,072,832
Net income	82,224	73,635
Basic earnings per share	3.52	3.21
Diluted earnings per share	3.28	3.10

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.	Intangible Assets

Intangible assets increased due to the Six3 Systems acquisition (see Note 2) and consisted of the following (in thousands):

	December 31, 2013	June 30, 2013
Customer contracts and related customer relationships	$516,541	$351,349
Acquired technologies	27,177	27,177
Covenants not to compete	3,449	3,401
Other	1,593	1,639

Intangible assets	548,760	383,566
Less accumulated amortization	(296,352)	(279,378)

Total intangible assets, net	$252,408	$104,188

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years. The weighted-average period of amortization for all customer contracts and related customer relationships as of December 31, 2013 is 11.5 years, and the weighted-average remaining period of amortization is 11.8 years. The weighted-average period of amortization for acquired technologies as of December 31, 2013 is 6.7 years, and the weighted-average remaining period of amortization is 5.0 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2014, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2014 (six months)	$22,142
2015	39,343
2016	32,671
2017	29,361
2018	25,312
Thereafter	103,579

Total intangible assets, net	$252,408

4.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2013	June 30, 2013
Convertible notes payable	$300,000	$300,000
Bank credit facility – Term Loan	831,250	131,250
Bank credit facility – Revolving Facility	330,000	180,000

Principal amount of long-term debt	1,461,250	611,250
Less unamortized discount	(4,653)	(11,421)
Less unamortized debt issuance costs	(6,029)	(3,522)

Total long-term debt	1,450,568	596,307
Less current portion	(41,562)	(295,517)

Long-term debt, net of current portion	$1,409,006	$300,790

Bank Credit Facility

As of December 31, 2013, the Company has a $1.7 billion credit facility (the Credit Facility), which consists of an $850.0 million revolving credit facility (the Revolving Facility) and an $831.3 million term loan (the Term Loan). The Revolving Facility has subfacilities of $50.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. At any time and so long as no default has occurred, the Company has the right to increase the

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $400.0 million or an amount subject to 2.75 times senior secured leverage, calculated assuming the Revolving Facility is fully drawn, with applicable lender approvals. The Credit Facility is available to refinance existing indebtedness and for general corporate purposes, including working capital expenses and capital expenditures. The Credit Facility was amended on November 15, 2013 in connection with the Company’s acquisition of Six3 Systems. See Note 2. Prior to the amendment, the Credit Facility consisted of a $750.0 million revolving credit facility and a $150.0 million term loan. In connection with the amendment, which allowed for the incurrence of $700.0 million of additional term loans and a $100.0 million increase in the Revolving Facility, the Company evaluated each creditor with ownership in the debt before and after the additional borrowings to determine whether the additional borrowings should be accounted for as a modification or an extinguishment of debt as it relates to each individual holder. As a result of this analysis, the Company recorded a $4.1 million loss on extinguishment within indirect costs and selling expenses in the three month period ended December 31, 2013. The Credit Facility matures on November 15, 2018.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $850.0 million. As of December 31, 2013, the Company had $330.0 million outstanding under the Revolving Facility, no borrowings on the swing line and outstanding letters of credit of $0.5 million. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $10.4 million through December 31, 2016 and $20.8 million thereafter until the balance is due in full on November 15, 2018.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon the Company’s consolidated total leverage ratio. As of December 31, 2013, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.28 percent.

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

The Company has capitalized $18.1 million of debt issuance costs associated with the Credit Facility. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. As of December 31, 2013, $5.8 million of the unamortized balance is included in long-term debt and $7.0 million is included in other long-term assets.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year. The Notes mature on May 1, 2014.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: (1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of the Company’s common stock and the conversion rate of each date during the note measurement period; (3) upon the occurrence of certain corporate events constituting a fundamental change, as defined in the indenture governing the Notes; or (4) during the last three-month period prior to maturity. CACI is required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of December 31, 2013, the condition in (1) above was satisfied and, accordingly, holders of the Notes may exercise the conversion option beginning on January 1, 2014.

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

The fair value of the liability component of the Notes was calculated to be $221.9 million at May 16, 2007, the date of issuance. The excess of the $300.0 million of gross proceeds over the $221.9 million fair value of the liability component, or $78.1 million, represents the fair value of the equity component, which was recorded, net of income tax effect, as additional paid-in capital within shareholders’ equity. This $78.1 million difference represents a debt discount that is amortized over the seven-year term of the Notes as a non-cash component of interest expense. For the three and six months ended December 31, 2013 and 2012, the components of interest expense related to the Notes were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Coupon interest	$1,594	$1,594	$3,188	$3,188
Non-cash amortization of discount	3,409	3,185	6,769	6,325
Amortization of issuance costs	205	205	410	410

Total	$5,208	$4,984	$10,367	$9,923

The balance of the unamortized discount as of December 31, 2013 and June 30, 2013, was $4.7 million and $11.4 million, respectively. The balance as of December 31, 2013 will be amortized as additional, non-cash interest expense over the remaining term of the Notes (through May 1, 2014) using the effective interest method.

The fair value of the Notes as of December 31, 2013 was $405.5 million based on quoted market values.

The contingently issuable shares that may result from the conversion of the Notes were included in CACI’s diluted share count for the three months ended December 31, 2013 and 2012 because CACI’s average stock price during both three month periods was above the conversion price of $54.65 per share. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs attributable to the embedded conversion option was recorded in additional paid-in capital. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

On a combined basis, the Call Options and the Warrants are intended to reduce the potential dilution of CACI’s common stock in the event that the Notes are converted by effectively increasing the conversion price of these notes from $54.65 to $68.31. The Call Options are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding. The Warrants result in additional diluted shares outstanding when CACI’s average common stock price exceeds $68.31. The Call Options and the Warrants are separate and legally distinct instruments that bind CACI and the counterparties and have no binding effect on the holders of the Notes.

The Company has classified the Notes as long-term on the accompanying balance sheet as of December 31, 2013 as the Company has sufficient borrowing capacity under the Credit Facility to repay the Notes when they come due.

Cash Flow Hedges

The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations. On December 24, 2013, the Company entered into a floating-to-fixed interest rate swap agreement (the 2013 Swap) for $100.0 million related to a portion of the Company’s floating rate indebtedness. The 2013 Swap is effective beginning July 1, 2014 and matures on January 2, 2019. On April 5, 2012, the Company entered into two floating-to-fixed interest rate swap agreements (the 2012 Swaps) for an aggregate notional amount of $100.0 million ($50.0 million for each agreement). The 2012 Swaps were effective beginning July 1, 2013 and mature July 3, 2017. The Company designated the 2013 Swap and the 2012 Swaps, as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these swaps are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense. The Company does not hold or issue derivative financial instruments for trading purposes.

The effect of derivative instruments in the condensed consolidated statements of operations and accumulated other comprehensive loss for the three and six months ended December 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Gain (loss) recognized in other comprehensive income	$36	$(36)	$(195)	$(626)

Loss reclassified to earnings from accumulated other comprehensive loss	$341	$—	$674	$—

Subsequent to December 31, 2013, the Company entered into two additional interest rate swap agreements. See Note 11.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The aggregate maturities of long-term debt at December 31, 2013 are as follows (in thousands):

Twelve months ending December 31,
2014	$41,562
2015	41,563
2016	41,563
2017	83,125
2018	1,253,437

Principal amount of long-term debt	1,461,250
Less unamortized discount	(4,653)
Less unamortized debt issuance costs	(6,029)

Total long-term debt	$1,450,568

5.	Commitments and Contingencies

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Stock-based compensation included in indirect costs and selling expenses:
Restricted stock and restricted stock unit (RSU) expense	$3,301	$3,327	$5,744	$5,481
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	—	174	41	420

Total stock-based compensation expense	$3,301	$3,501	$5,785	$5,901

Income tax benefit recognized for stock-based compensation expense	$1,278	$1,302	$2,225	$2,216

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

The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan is 12,450,000 as of December 31, 2013. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of December 31, 2013, cumulative grants of 13,146,544 equity instruments underlying the shares authorized have been awarded, and 4,063,581 of these instruments have been forfeited.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Activity related to SSARs/non-qualified stock options and RSUs during the six months ended December 31, 2013 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs
Outstanding, June 30, 2013	275,550	1,042,746
Granted	—	234,858
Exercised/Issued	(129,430)	(300,488)
Forfeited/Lapsed	(3,230)	(27,130)

Outstanding, December 31, 2013	142,890	949,986

Weighted average grant date fair value for RSUs		$72.09

As of December 31, 2013, there was $34.2 million of total unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted-average period of 3.4 years.

7.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive, including stock options and SSARs with an exercise price greater than the average market price of the Company’s common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are no longer subject to a market or performance condition. For both the three and six months ended December 31, 2012, there were 0.3 million weighted-average common stock equivalents excluded from the diluted per share computation due to their anti-dilutive effects. There were no anti-dilutive common stock equivalents for the three or six months ended December 31, 2013. The PRSUs granted in September 2013 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares. These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved. The shares underlying the Notes were included in the computation of diluted earnings per share for the three and six months ended December 31, 2013 and the six months ended December 31, 2012 because the average share price was above the conversion price during those periods. The shares underlying the Notes were not included in the computation of diluted earnings per share for the three months ended December 31, 2012 because the average share price was below the conversion price during that three month period. The Warrants were included in the computation of diluted earnings per share during the three and six months ended December 31, 2013 because the Warrants’ exercise price of $68.31 was lower than the average market price of a share of Company common stock during those periods. The Warrants were excluded from the computation of earnings per share during the three and six months ended December 31, 2012 because the Warrants’ exercise price was above the average market price during those periods. The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income attributable to CACI	$34,962	$39,676	$67,954	$75,384

Weighted average number of basic shares outstanding during the period	23,433	22,852	23,374	22,942
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	403	685	464	810
Dilutive effect of the Notes and Warrants	1,461	—	1,228	6

Weighted average number of diluted shares outstanding during the period	25,297	23,537	25,066	23,758

Basic earnings per share	$1.49	$1.74	$2.91	$3.29

Diluted earnings per share	$1.38	$1.69	$2.71	$3.17

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company is currently under examination by three state jurisdictions and one foreign jurisdiction for years ended June 30, 2004 through June 30, 2012. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of December 31, 2013 and June 30, 2013 was $9.2 million and $8.2 million, respectively. Of the $9.2 million unrecognized tax benefit at December 31, 2013, $2.6 million, if recognized, would impact the Company’s effective tax rate.

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

	Domestic	International	Total
Three Months Ended December 31, 2013
Revenue from external customers	$857,457	$36,729	$894,186
Net income attributable to CACI	32,234	2,728	34,962
Three Months Ended December 31, 2012
Revenue from external customers	$897,346	$34,281	$931,627
Net income attributable to CACI	37,010	2,666	39,676
Six Months Ended December 31, 2013
Revenue from external customers	$1,688,332	$70,119	$1,758,451
Net income attributable to CACI	62,914	5,040	67,954
Six Months Ended December 31, 2012
Revenue from external customers	$1,795,630	$67,233	$1,862,863
Net income attributable to CACI	70,417	4,967	75,384

10.	Fair Value of Financial Instruments

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

The Company’s financial instruments measured at fair value included non-corporate owned life insurance (COLI) money market investments and mutual funds held in the Company’s supplemental retirement savings plan (the Supplemental Savings Plan), contingent consideration in connection with past acquisitions and interest rate swap agreements. Contingent consideration recorded at December 31, 2013 and June 30, 2013 related to the February 1, 2012 U.K. acquisition of Tomorrow Communications, Ltd (TCL). The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2013, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	December 31, 2013	June 30, 2013
			Fair Value
Non-COLI assets held in connection with the Supplemental Savings Plan	Long-term asset	Level 1	$—	$830
Contingent Consideration	Current liability	Level 3	$3,288	$2,977
Interest rate swap agreements	Other long-term liabilities	Level 2	$2,087	$1,765

Changes in the fair value of the assets held in connection with the Supplemental Savings Plan are recorded in indirect costs and selling expenses.

Contingent consideration at December 31, 2013 and June 30, 2013 related to the requirement that the Company pay contingent consideration in the event TCL achieved certain specified earnings results during the one year period subsequent to acquisition. The Company determined the fair value of contingent consideration as of the acquisition date using a valuation model which included the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each reporting period, the fair value of the contingent consideration is remeasured and any changes are recorded in indirect costs and selling expenses. During the three and six months ended December 31, 2013 and 2012, this remeasurement did not result in a significant change to the liability recorded. The maximum contingent consideration associated with the TCL acquisition is approximately $6.0 million. During the year ended June 30, 2013, the Company determined that the maximum contingent consideration possible had been earned. One-half of this amount was paid to the former shareholders of TCL in February 2013. The remaining one-half is scheduled to be paid in February 2014.

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

11.	Subsequent Events

During January 2014, the Company entered into two floating-to-fixed interest rate swap agreements for an aggregate notional amount of $200.0 million which hedge a portion of the Company’s floating rate indebtedness. The agreements are effective beginning July 1, 2014. $100.0 million matures on each of July 2, 2018 and January 2, 2019. The Company designated the interest rate swap agreements as cash flow hedges. The Company may choose to enter into additional interest rate swap agreements in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: the successful integration of our acquisition of Six3 Systems, actual revenue and earnings realized by Six3 Systems, and the performance of the Six3 Systems business; regional and national economic conditions in the United States and globally (including the impact of uncertainty regarding U.S. debt limits and actions taken related thereto); terrorist activities or war; changes in interest rates; currency fluctuations; significant fluctuations in the equity markets; changes in our effective tax rate; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns, implementation of spending cuts (sequestration) under the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013, changes in budgetary priorities, or in the event of a priority need for funds, such as homeland security; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government audits and reviews conducted by the Defense Contract Audit Agency, the Defense Contract Management Agency, or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, and (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; the ability to successfully integrate the operations of any future acquisitions; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our Securities and Exchange Commission filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We derived 93.9 percent and 94.4 percent of our revenue during the six months ended December 31, 2013 and 2012, respectively, from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments, commercial customers, and through our international operations, to non-U.S. government agencies. We provide our services and solutions to our clients in the following market areas:

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

•	Cyberspace – We serve the Cybersecurity market, which includes the DoD and all military services, the Intelligence Community, and federal civilian agencies such as the Departments of Homeland Security, Veterans Affairs, and Health and Human Services, in supporting the full lifecycle of preparing for, protecting against, detecting, reacting to, and actively responding to the full range of cyber threats. We proactively anticipate and address the unique security challenges associated with emerging and evolving technologies and business practices, such as cloud-based architectures, mobile and ubiquitous computing devices, and “big data” analytics. We facilitate next-generation dynamic and interactive cyber defenses based on real-time situational awareness and continuous analysis of the current risk posture as assessed against local and global threat activities. We support all aspects of cyber warfare, including cyber reconnaissance, cyber intelligence, cyber counter-intelligence, and integrated offensive cyber operations. We offer computer and network forensics, insider threat mitigation, supply chain security, electronic warfare, communications security, and secure IT professional services and strategic consulting.

•	Enterprise IT – We serve the Enterprise IT market, which includes clients throughout the DoD, the Intelligence Community, and federal civilian agencies, including the Departments of Homeland Security, Veterans Affairs, Justice, and Treasury. We also serve government and commercial customers in the United Kingdom. We provide tailored, end-to-end, enterprise-wide information solutions and services to enable and optimize the full lifecycle of the enterprise IT environment – improving the services, increasing the efficiency, and reducing the total cost and complexity of heterogeneous, networked, and geographically-dispersed operations. Our Enterprise IT solutions fall within three broad categories: in-house IT infrastructure systems (IT hardware, systems development, integration, and security); IT outsourcing (applications and infrastructure outsourcing); and IT design and support services (consulting, design, education, and training). Our capabilities in network infrastructure design, deployment and management, data center design and management, cloud computing, virtualization, application development and hosting, mobility solutions, and advanced service desk management provide secure and efficient operational environments for our clients.

•	Geospatial – We serve the Geospatial market for domestic and international clients with solutions and services that support the collection, processing, exploitation, analysis, and dissemination of geospatial information relating to defense, intelligence, homeland security, and commercial applications. We use imagery and other collected data from government and commercial sources to produce hardcopy and digital maps, three-dimensional products, and rapid-response reporting and notification to improve decision-making and enhance understanding of military actions, natural disasters, and social trends. We provide expertise in multi-source data analysis and conflation, diverse sensor exploitation, intelligence analysis, and geographic information system (GIS) integration and deployment. We offer mobile solutions and secure web-based data accessibility and subscription services on an enterprise-wide scale. We develop and deliver geospatial intelligence (GEOINT) products, solutions, and services that include collection and production management, advanced geospatial intelligence, commercial remote sensing analysis and engineering products, overhead persistent infrared systems engineering and acquisition, unified geospatial intelligence operations, enterprise architecture solutions and services, training, and strategic planning. We contribute to national security throughout the GEOINT programmatic lifecycle, which involves identifying strategic opportunities and developing strategic planning to facilitate program execution. Our staff is skilled in resource management, requirements analysis, quality management, organization development, advanced technologies, knowledge management, and acquisition management.

•	Healthcare – We serve the Healthcare market to meet the steadily accelerating demand for new healthcare strategies and technologies throughout the U.S. government, including uniformed services, veterans and citizens. We provide transformational functional subject matter expertise and health IT services to the Department of Veterans Affairs, DoD Military Health System, Department of Health and Human Services, including the Centers for Disease Control and Prevention, the National Institutes of Health, the Centers for Medicare & Medicaid Services, and the Food and Drug Administration. We assist the federal medical community in focusing on the patient, ensuring that systems and processes at the backbone of health organizations are running efficiently. We provide solutions that unify federal healthcare delivery and support for military service personnel, veterans, and their beneficiaries. Our capabilities include healthcare information technology systems, for example designing, developing, and integrating virtual electronic health records; building components of our nation’s bioterrorism preparedness and alerting network; collecting, integrating, and managing clinical data to support retrospective and prospective research; providing public health informatics; leveraging “big data” analytics to help healthcare organizations drive cost-effective business processes, improve patient care, and increase mission success; and providing all aspects of healthcare administration, logistics, and facility management.

•	Integrated Security Solutions – We serve the Integrated Security Solutions (ISS) market by assisting clients in the development, integration, and sustainment of graduated, flexible capabilities that anticipate and address asymmetric and irregular threats and vulnerabilities. We provide our solutions and services to the DoD, including Special Operations Forces, as well as federal, state, local, and private entities that are responsible for law enforcement, homeland security, critical infrastructure protection, and national security missions. We support the U.S. and our international partners and allies in mitigating and countering the effects of natural, technological, and man-made hazards which are unrestrained by political and geographical boundaries, elements of national power, and international law. Our solutions include biometrics, border protection, specialized law enforcement, and countering illicit networks, including counter-piracy and counter-drug. They address security policy, definition, and capacity building; risk management; consequence management; critical event and incident preparedness; and training. We also provide outcomes-based training for operations in austere environments; tactical law enforcement training; critical infrastructure and key resources vulnerability assessments; counter-asymmetric threat awareness, counter-improvised explosive device training; trend analysis, intel fusion, and traditional and social media exploitation for countering asymmetric threats; and strategic planning for combat, peacetime, and civil security operations.

•	Intelligence – We serve the Intelligence market, including the national Intelligence Community, the military services, and combatant commands, with cleared and skilled personnel to meet analytical, linguistic, collections, and operational requirements. A significant portion of our analytic work supports national security missions by augmenting government efforts to identify, characterize, and counter asymmetric and conventional threats around the world. We provide automated content tagging, exploitation, and management to turn large volumes of data into actionable intelligence. We generate geospatial products for a broad range of users to provide spatial data layering, advanced visualization, and 3-D modeling in support of intelligence and operations. Our IT professionals manage enterprise activities for some of the nation’s most secure networks, driving efficiencies while ensuring performance. We provide insider threat detection and counter-intelligence solutions to protect people, data, and facilities. Our counter-group analysis offerings utilize CACI-developed tools and methodologies to examine the transactional, hierarchical, temporal, and locational aspects of specific adversarial networks – whether of hackers, insurgents, proliferators, or terrorists – to determine key nodes, vulnerabilities, and intentions. In the area of collection, we emphasize close-access signals acquisition and anomaly detection in keeping with the Intelligence Community requirements for force protection and human intelligence-enabled penetration of hard targets. Our strong internal procedures and processes enable us to develop and deliver innovative software solutions to help our customers be more effective in their missions. We support a diverse range of activities within the intelligence mission lifecycle.

•	Investigation & Litigation Support – We support government investigations and litigations for the Securities and Exchange Commission, the Department of Justice, and numerous other federal agencies. The Investigation and Litigation Support (ILS) market focuses on areas present in almost every federal agency, including contract issues, personnel issues, torts, claims/case management, intellectual property, and Freedom of Information Act (FOIA) processing. We address the market in three broad categories: ILS information technology (document conversion and cloud hosting, including “big data” analysis and planning); professional services (documents/records management, attorney support, claims management, case management, FOIA, and training); and analytics (computer forensics and eDiscovery). Our services support agencies in their missions to oversee, regulate, and pursue civil and criminal prosecutions related to corporate waste, fraud, abuse, and regulatory violations – supporting agency missions for oversight and enforcement as well as crisis investigation and crisis response. We help attorneys acquire, organize, develop, control, and present evidence throughout the course of litigations. Our portfolio of legal support includes cloud hosting (online evidentiary information management to rapidly enable data storage and accessibility); e-discovery consulting and support; data forensic extraction and analysis; document/data capture and processing; database development, population, and maintenance; pre-trial, trial, and post-trial support; case management; training; claims processing and management; and FOIA support.

•

Logistics & Material Readiness – In the Logistics and Material Readiness (LMR) market, we offer a full suite of solutions and service offerings that plan for, implement, and control the efficient, effective, and secure flow and storage of goods, services, and information in support of U.S. government agencies. Our LMR clients include the DoD and military services, the Intelligence Community, federal civilian agencies, and the commercial sector. We provide LMR services in the following disciplines: supply chain technology, force health services, maintenance material management, warehousing and distribution, logistics operations, integrated product support, training logistics, and ordnance logistics. We develop and manage logistics information systems and specialized simulation and modeling toolsets and provide logistics engineering services. Our operational capabilities span the supply chain, including advanced logistics planning, demand forecasting, total asset visibility (including the use of radio frequency identification technology), lifecycle support for weapons systems, and supply chain security. We minimize disruption to the supply chain using ISO 27001 and 28000-based supply chain risk management practices. Our logistics services are a critical enabler in support of defense readiness and combat sustainability objectives.

We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. Between October 1 and October 16, 2013, there was no funding of federal agencies and programs either by discretionary funding through annual appropriations acts or interim continuing resolutions (CRs). This government shutdown necessitated furloughs of several hundred thousand federal employees, required cessation or reduction of many government activities, and affected numerous sectors of the economy. During that time period, a number of our employees were unable to perform work on their assigned contracts. We now estimate the impact of the government shutdown on our fiscal year ending June 30, 2014 results to be $17 million of reduced revenue and $7 million of reduced operating income. Upon resolution of the October shutdown, the government operated under CRs throughout our second fiscal quarter and until January 17, 2014.

On March 1, 2013, under the Budget Control Act of 2011 (BCA), the President ordered sequestration to go into effect. On April 10, 2013, also under the terms of the BCA, the President signed a sequestration order which directs that total discretionary spending for the government’s fiscal year 2014 be reduced by $91 billion. Under sequestration, reductions in both defense and civil agency expenditures went into effect. As part of the agreement to end the October shutdown, congressional leaders agreed to convene a formal House-Senate conference on the government’s FY2014 budget resolution, resulting in the Bipartisan Budget Act of 2013 (BBA). On December 26, 2013, the President signed the BBA, revising the amount of discretionary spending to be sequestered for the government’s fiscal years 2014 and 2015, and providing for higher levels of funding in those years than was originally allowed under the BCA. On January 17, 2014, in line with the provisions of the BBA, the President signed the Consolidated Appropriations Act, 2014, an omnibus appropriations bill that reduced discretionary spending by $45 billion as opposed to the originally directed amount of $91 billion. Even with the reduced amount of sequestration for the current government fiscal year, we expect the impact of sequestration on contracts and task orders we hold to continue throughout our Fiscal Year 2014 as our customers continue to disclose how they are implementing reductions in expenditures required by the BCA and revised by the BBA.

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

Results of Operations for the Three Months Ended December 31, 2013 and 2012

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended December 31, 2013 and 2012, respectively:

	Three Months Ended December 31,				Change
(dollars in thousands)	2013		2012		$	%
Department of Defense (DoD)	$650,303	72.7%	$703,479	75.5%	$(53,176)	(7.6)%
Federal civilian agencies	186,875	20.9	175,773	18.9	11,102	6.3
Commercial and other	51,800	5.8	48,398	5.2	3,402	7.0
State and local governments	5,208	0.6	3,977	0.4	1,231	31.0

Total	$894,186	100.0%	$931,627	100.0%	$(37,441)	(4.0)%

For the three months ended December 31, 2013, total revenue decreased by 4.0 percent, or $37.4 million, over the same period a year ago. Six3 Systems, acquired November 15, 2013, generated $48.9 million of revenue during the quarter. Six3’s revenue is primarily with the DoD. Excluding the Six3 Systems revenue, revenue decreased by 9.3 percent. This decrease in revenue was primarily attributable to a number of reductions on existing contracts and delays in contracting activities as our customers faced the prospects of a government shutdown, an additional round of sequestration and budget uncertainty. In addition, the government shutdown that occurred between October 1 and October 16, 2013, resulted in a reduction of approximately $19 million of revenue in the three months ended December 31, 2013.

DoD revenue decreased 7.6 percent, or $53.2 million, for the three months ended December 31, 2013, as compared to the same period a year ago, for the reasons described above. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 6.3 percent, or $11.1 million, for the three months ended December 31, 2013, as compared to the same period a year ago. This increase was primarily attributable to acquisitions completed during the three month period ended December 31, 2012. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 7.0 percent, or $3.4 million, during the three months ended December 31, 2013, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 70.9 percent, or $36.7 million, of total commercial revenue, while domestic operations accounted for 29.1 percent, or $15.1 million.

Revenue from state and local governments increased by 31.0 percent, or $1.2 million, for the three months ended December 31, 2013, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended December 31, 2013 and 2012.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended December 31, 2013 and 2012, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended December 31,		Three Months Ended December 31,		Change
(dollars in thousands)	2013	2012	2013	2012	$	%
Revenue	$894,186	$931,627	100.0%	100.0%	$(37,441)	(4.0)%

Costs of revenue
Direct costs	606,672	639,649	67.9	68.7	(32,977)	(5.2)
Indirect costs and selling expenses	204,830	209,068	22.9	22.4	(4,238)	(2.0)
Depreciation and amortization	16,230	13,328	1.8	1.4	2,902	21.8

Total costs of revenue	827,732	862,045	92.6	92.5	(34,313)	(4.0)

Income from operations	66,454	69,582	7.4	7.5	(3,128)	(4.5)
Interest expense and other, net	9,456	6,231	1.0	0.7	3,225	51.8

Income before income taxes	56,998	63,351	6.4	6.8	(6,353)	(10.0)
Income taxes	22,088	23,371	2.5	2.5	(1,283)	(5.5)

Net income including portion attributable to noncontrolling interest in earnings of joint venture	34,910	39,980	3.9	4.3	(5,070)	(12.7)
Noncontrolling interest in earnings of joint venture	52	(304)	—	—	356	117.1

Net income attributable to CACI	$34,962	$39,676	3.9%	4.3%	$(4,714)	(11.9)%

Income from operations for the three months ended December 31, 2013 was $66.5 million. This was a decrease of $3.1 million, or 4.5 percent, from income from operations of $69.6 million for the three months ended December 31, 2012. This decrease was primarily attributable to federal government budget-related activities, the government shutdown which occurred in October 2013 and acquisition-related costs incurred in connection with the Six3 Systems acquisition, which were included in indirect costs and selling expenses, partially offset by cost reduction activities largely implemented in the second half of our fiscal year 2013. Our operating margin was 7.4 percent and 7.5 percent for the periods ended December 31, 2013 and December 31, 2012, respectively.

As a percentage of revenue, direct costs were 67.9 percent and 68.7 percent for the three months ended December 31, 2013 and 2012, respectively. Direct costs include direct labor and other direct costs (ODCs), which include, among other costs, subcontracted labor and material purchases. ODCs are common in our industry and may vary from period to period. The single largest component of direct costs, direct labor, was $244.9 million and $249.0 million for the three months ended December 31, 2013 and 2012, respectively. ODCs were $361.8 million and $390.6 million during the three months ended December 31, 2013 and 2012, respectively. The decrease in direct labor and ODCs was primarily driven by federal government budget-related activities and the October 2013 government shutdown.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 22.9 percent and 22.4 percent for the three months ended December 31, 2013 and 2012, respectively. Indirect costs and selling expenses in the three month period ended December 31, 2013, included $9.7 million of expenses associated with the acquisition of Six3 Systems, including a $4.1 million loss on extinguishment associated with the Six3 Systems acquisition indebtedness.

Depreciation and amortization expense was $16.2 million and $13.3 million for the three months ended December 31, 2013 and 2012, respectively. This increase of $2.9 million was primarily the result of amortization of intangibles acquired in the Six3 Systems acquisition.

Interest expense and other, net increased $3.2 million, or 51.8 percent, during the three months ended December 31, 2013 as compared to the same period a year ago. The increase was primarily attributable to interest expense, including amortization of deferred financing fees, on the additional $845 million of indebtedness incurred in connection with the Six3 Systems acquisition.

The effective tax rate was 38.7 percent and 37.1 percent during the three months ended December 31, 2013 and 2012, respectively. The tax rate reported during the first quarter of both FY2014 and FY2013 was favorably impacted by non-taxable gains on assets invested in corporate owned life insurance (COLI) policies to date. If gains or losses on these investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2014. The effective tax rate in the three months ended December 31, 2013 was negatively impacted by non-deductible acquisition related expenses incurred in the acquisition of Six3 Systems.

Results of Operations for the Six Months Ended December 31, 2013 and 2012

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the six months ended December 31, 2013 and 2012, respectively:

	Six Months Ended December 31,				Change
(amounts in thousands)	2013		2012		$	%
Department of Defense	$1,267,952	72.1%	$1,408,540	75.6%	$(140,588)	(10.0)%
Federal civilian agencies	383,028	21.8	350,427	18.8	32,601	9.3
Commercial and other	98,487	5.6	96,599	5.2	1,888	2.0
State and local governments	8,984	0.5	7,297	0.4	1,687	23.1

Total	$1,758,451	100.0%	$1,862,863	100.0%	$(104,412)	(5.6)%

For the six months ended December 31, 2013, total revenue decreased by 5.6 percent, or $104.4 million, over the same period a year ago. This decrease in revenue is attributable to a decrease in DoD revenue.

DoD revenue decreased 10.0 percent, or $140.6 million, for the six months ended December 31, 2013, as compared to the same period a year ago. In addition to the factors which impacted our results for the three months ended December 31, 2013, our results for the six months ended December 31, 2013 were also impacted by lower subcontractor ODCs as a result of the draw down in Afghanistan.

Revenue from federal civilian agencies increased 9.3 percent, or $32.6 million, for the six months ended December 31, 2013, as compared to the same period a year ago. The increase is primarily attributable to acquisitions completed during the six months ended December 31, 2012. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 2.0 percent, or $1.9 million, during the six months ended December 31, 2013, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 71.2 percent, or $70.1 million, of total commercial revenue, while domestic operations accounted for 28.8 percent, or $28.4 million.

Revenue from state and local governments increased by 23.1 percent, or $1.7 million, for the six months ended December 31, 2013, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the six months ended December 31, 2013 and 2012.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the six months ended December 31, 2013 and 2012, respectively.

	Dollar Amount		Percentage of Revenue
	Six Months Ended December 31,		Six Months Ended December 31,		Change
(dollars in thousands)	2013	2012	2013	2012	$	%
Revenue	$1,758,451	$1,862,863	100.0%	100.0%	$(104,412)	(5.6)%

Costs of revenue
Direct costs	1,208,094	1,285,286	68.7	69.0	(77,192)	(6.0)
Indirect costs and selling expenses	393,540	416,691	22.4	22.4	(23,151)	(5.6)
Depreciation and amortization	29,181	26,567	1.6	1.4	2,614	9.8

Total costs of revenue	1,630,815	1,728,544	92.7	92.8	(97,729)	(5.7)

Income from operations	127,636	134,319	7.3	7.2	(6,683)	(5.0)
Interest expense and other, net	16,844	13,013	1.0	0.7	3,831	29.4

Income before income taxes	110,792	121,306	6.3	6.5	(10,514)	(8.7)
Income taxes	42,490	45,336	2.4	2.4	(2,846)	(6.3)

Net income including portion attributable to noncontrolling interest in earnings of joint venture	68,302	75,970	3.9	4.1	(7,668)	(10.1)
Noncontrolling interest in earnings of joint venture	(348)	(586)	—	—	238	(40.6)

Net income attributable to CACI	$67,954	$75,384	3.9%	4.1%	$(7,430)	(9.9)%

Income from operations for the six months ended December 31, 2013 was $127.6 million. This is a decrease of $6.7 million, or 5.0 percent, from income from operations of $134.3 million for the six months ended December 31, 2012. Our operating margin was 7.3 percent up from 7.2 percent during the same period a year ago.

As a percentage of revenue, direct costs were 68.7 percent and 69.0 percent for the six months ended December 31, 2013 and 2012, respectively. Direct costs include direct labor and ODCs. Direct labor was $493.7 million and $501.1 million for the six months ended December 31, 2013 and 2012, respectively. ODCs were $714.4 million and $784.2 million during the six months ended December 31, 2013 and 2012, respectively. This decrease was primarily driven by federal government budget-related activities, the October 2013 government shutdown and a decrease in subcontractor ODCs as a result of the draw down in Afghanistan.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 22.4 percent for both the six months ended December 31, 2013 and 2012. Indirect costs and selling expenses in the six month period ended December 31, 2013, included $11.4 million of expenses associated with the acquisition of Six3 Systems, including a $4.1 million loss on extinguishment associated with the Six3 Systems acquisition indebtedness.

Depreciation and amortization expense was $29.2 million and $26.6 million for the six months ended December 31, 2013 and 2012, respectively. This increase of $2.6 million, or 9.8 percent, was primarily attributable to amortization of intangible assets associated with the Six3 Systems acquisition.

Interest expense and other, net increased $3.8 million, or 29.4 percent, during the six months ended December 31, 2013 as compared to the same period a year ago. The increase was attributable to an increase in interest expense related to higher outstanding debt associated primarily with the Six3 Systems acquisition.

The effective tax rate was 38.5 percent and 37.6 percent during the six months ended December 31, 2013 and 2012, respectively. The tax rate reported for both six month periods was favorably impacted by non-taxable gains on assets invested in COLI policies during the first six months of both fiscal years. If gains or losses on those investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2014. The effective tax rate in the six months ended December 31, 2013 was negatively impacted by non-deductible acquisition related expenses incurred in the acquisition of Six3 Systems.

Liquidity and Capital Resources

As of December 31, 2013, our Credit Facility was a $1.7 billion credit facility, which included an $850.0 million revolving credit facility (the Revolving Facility), and an $831.3 million term loan (the Term Loan). The Credit Facility matures on November 15, 2018.

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $50.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. As of December 31, 2013, we had $330.0 million outstanding under the Revolving Facility, no borrowings on the swing line and outstanding letters of credit of $0.5 million.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $10.4 million through December 31, 2016 and $20.8 million thereafter until the balance is due in full on November 15, 2018. As of December 31, 2013, $831.3 million was outstanding under the Term Loan.

At any time and so long as no default has occurred, we have the right to increase the Term Loan or Revolving Facility in an aggregate principal amount of up to the greater of $400.0 million or an amount subject to 2.75 times secured leverage, calculated assuming the Revolving Facility is fully drawn, with applicable lender approvals.

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

The Credit Facility was amended in November 2013 in connection with the Six3 Systems acquisition. Prior to the amendment, the Credit Facility consisted of a $750.0 million revolving credit facility and a $150.0 million term loan and had a maturity date of August 6, 2018.

Effective May 16, 2007, we issued the Notes, which mature on May 1, 2014, in a private placement pursuant to Rule 144A of the Securities Act of 1933. The Notes are subordinate to our senior secured debt, and interest on the Notes is payable on May 1 and November 1 of each year. The Notes are classified as a long-term liability on our balance sheet as we have sufficient borrowing capacity under the Credit Facility to repay the Notes when they come due.

Holders may convert their notes at a conversion rate of 18.2989 shares of CACI common stock for each $1,000 of note principal (an initial conversion price of $54.65 per share) under the following circumstances: (1) if the last reported sale price of CACI stock is greater than or equal to 130 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five consecutive business day period immediately after any ten consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of convertible note was equal to or less than 97 percent of the average product of the closing price of a share of our common stock and the conversion rate of each date during the note measurement period; (3) upon the occurrence of certain corporate events, as defined; or (4) during the last three-month period prior to maturity. We are required to satisfy 100 percent of the principal amount of these notes solely in cash, with any amounts above the principal amount to be satisfied in common stock. As of December 31, 2013, the condition in (1) above was satisfied and, accordingly, holders of the Notes may exercise the conversion option beginning on January 1, 2014.

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

Cash and cash equivalents were $98.2 million and $64.3 million as of December 31, 2013 and June 30, 2013, respectively. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities. Our operating cash flow was $44.6 million for the six months ended December 31, 2013 compared to $96.0 million for the same period a year ago. The current year decrease in operating cash flow resulted primarily from the slowdown of invoice payments by our government customers. This slowdown was caused in part by sequestration-related furloughs of government payment office employees and the move by the government to pay at terms. Days-sales outstanding increased to 67 at December 31, 2013, compared to 59 days at December 31, 2012.

We used cash in investing activities of $843.7 million and $112.5 million for the six months ended December 31, 2013 and 2012, respectively. This increase in cash used during the three months ended December 31, 2013 as compared to the same period a year ago was due to the acquisition of Six3 Systems on November 15, 2013.

Cash provided by financing activities was $831.8 million and $37.9 million in the six months ended December 31, 2013 and 2012, respectively. During the six months ended December 31, 2013, we had net borrowings to finance the Six3 Systems acquisition of $836.8 million under our new Credit Facility. During the six months ended December 31, 2012 we had net borrowings of $160.6 million under our Credit Facility. During the six months ended December 31, 2012 we used $125.4 million to repurchase 2.2 million shares of our common stock.

Cash flows from financing activities include proceeds received from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan totaling $1.8 million and $7.2 million during the six months ended December 31, 2013 and 2012, respectively.

We believe that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. We expect to pay off the Notes with funds available under the Credit Facility or with cash proceeds from a long-term debt security. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under the Credit Facility will depend on our future financial performance which will be affected by many factors outside of our control, including worldwide economic and financial market conditions.

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, motor vehicles in the U.K., and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2013. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of December 31, 2013, we had outstanding letters of credit of $0.5 million. We have no other material off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. In December 2013 and April 2012, we entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $200 million related to a portion of our floating rate indebtedness. Subsequent to December 31, 2013, we entered into floating-to-fixed interest rate hedge agreements covering an additional $200.0 million of floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the six months ended December 31, 2013 would have fluctuated by approximately $2.7 million.

Approximately 4.0 percent and 3.6 percent of our total revenue in the six months ended December 31, 2013 and 2012, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2013, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $16.3 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Item 4.	Controls and Procedures

As of the end of the three month period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. We acquired Six3 Systems on November 15, 2013, and have not yet included Six3 Systems in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Six3 Systems.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2013.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2013.

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

The CACI Defendants moved to dismiss the complaint. Before deciding the motion to dismiss, the district court stayed the action pending a decision from the Court of Appeals in Al Shimari v. L-3 Services, Inc.

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

Set forth below are equity securities purchased during the three months ended December 31, 2013 in order to satisfy our obligations under the Company’s Employee Stock Purchase Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2013	13,522	$67.39	967,179	32,821
November 2013	—	—	—	—
December 2013	—	—	—	—

Total	13,522	$67.39	967,179	32,821

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 5, 2008		8-K	March 7, 2008	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

4.2	The Rights Agreement dated July 11, 2003 between CACI International Inc and American Stock Transfer & Trust Company		8-K	July 11, 2003	4.1

10.1	Agreement and Plan of Merger by and among Six3 Systems Holdings, LLC, as Stockholder Representative, Six3 Systems Holdings II, Inc., CACI International Inc, CACI, Inc. - FEDERAL, and CACI Acquisition II, Inc., dated October 8, 2013		10-Q	November 1, 2013	10.1

10.2	Amendment dated October 31, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks		8-K	November 5, 2013	10.5

10.3	Amendment dated November 15, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks		8-K	November 18, 2013	10.6

31.1	Section 302 Certification Kenneth Asbury	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Kenneth Asbury	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101	The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: February 6, 2014	By:	/s/ Kenneth Asbury
Kenneth Asbury
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 6, 2014	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: February 6, 2014	By:	/s/ Carol P. Hanna
Carol P. Hanna
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)