Form 10-Q
period 2014-03-31
CACI INTERNATIONAL INC /DE/
filed 2014-05-05
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of April 30, 2014: CACI International Inc Common Stock, $0.10 par value, 23,495,668 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenue	$900,393	$906,196

Costs of revenue:
Direct costs	605,780	623,125
Indirect costs and selling expenses	216,164	200,684
Depreciation and amortization	17,917	13,767

Total costs of revenue	839,861	837,576

Income from operations	60,532	68,620
Interest expense and other, net	11,480	6,295

Income before income taxes	49,052	62,325
Income taxes	18,043	23,838

Net income including portion attributable to noncontrolling interest in earnings of joint venture	31,009	38,487
Noncontrolling interest in earnings of joint venture	(181)	(120)

Net income attributable to CACI	$30,828	$38,367

Basic earnings per share	$1.31	$1.67

Diluted earnings per share	$1.19	$1.62

Weighted-average basic shares outstanding	23,473	23,021

Weighted-average diluted shares outstanding	25,973	23,706

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended March 31,
	2014	2013
Revenue	$2,658,844	$2,769,059

Costs of revenue:
Direct costs	1,813,874	1,908,411
Indirect costs and selling expenses	609,704	617,375
Depreciation and amortization	47,098	40,334

Total costs of revenue	2,470,676	2,566,120

Income from operations	188,168	202,939
Interest expense and other, net	28,324	19,308

Income before income taxes	159,844	183,631
Income taxes	60,533	69,174

Net income including portion attributable to noncontrolling interest in earnings of joint venture	99,311	114,457
Noncontrolling interest in earnings of joint venture	(529)	(706)

Net income attributable to CACI	$98,782	$113,751

Basic earnings per share	$4.22	$4.95

Diluted earnings per share	$3.89	$4.79

Weighted-average basic shares outstanding	23,406	22,968

Weighted-average diluted shares outstanding	25,368	23,740

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$31,009	$38,487	$99,311	$114,457
Foreign currency translation adjustment	1,062	(6,608)	10,517	(2,768)
Change in fair value of interest rate swap agreements, net	(1,175)	(40)	(1,370)	(666)
Effects of post-retirement adjustments	—	390	208	390

Comprehensive income including portion attributable to noncontrolling interest in earnings of joint venture	30,896	32,229	108,666	111,413
Noncontrolling interest in earnings of joint venture	(181)	(120)	(529)	(706)

Comprehensive income attributable to CACI	$30,715	$32,109	$108,137	$110,707

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$48,369	$64,337
Accounts receivable, net	641,947	614,616
Deferred income taxes	15,024	18,953
Prepaid expenses and other current assets	47,818	25,875

Total current assets	753,158	723,781
Goodwill	2,186,995	1,476,965
Intangible assets, net	241,432	104,188
Property and equipment, net	70,799	65,510
Supplemental retirement savings plan assets	86,925	83,419
Accounts receivable, long-term	10,340	11,330
Other long-term assets	41,058	31,878

Total assets	$3,390,707	$2,497,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$51,953	$295,517
Accounts payable	98,989	133,073
Accrued compensation and benefits	180,287	166,538
Other accrued expenses and current liabilities	146,043	147,366

Total current liabilities	477,272	742,494
Long-term debt, net of current portion	1,262,574	300,790
Supplemental retirement savings plan obligations, net of current portion	77,753	74,757
Deferred income taxes	193,881	119,885
Other long-term liabilities	59,977	51,573

Total liabilities	2,071,457	1,289,499

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 41,433 and 41,172 shares issued, respectively	4,143	4,117
Additional paid-in capital	534,105	530,154
Retained earnings	1,356,420	1,257,638
Accumulated other comprehensive loss	(460)	(9,815)
Treasury stock, at cost (17,941 and 17,950 shares, respectively)	(577,167)	(577,191)

Total CACI shareholders’ equity	1,317,041	1,204,903
Noncontrolling interest in joint venture	2,209	2,669

Total shareholders’ equity	1,319,250	1,207,572

Total liabilities and shareholders’ equity	$3,390,707	$2,497,071

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$99,311	$114,457
Reconciliation of net income including portion attributable to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	47,098	40,334
Non-cash interest expense	10,245	9,573
Amortization of deferred financing costs	2,178	1,543
Loss on extinguishment of debt	4,116	—
Stock-based compensation expense	8,890	6,394
Deferred income tax expense	17,420	16,351
Distribution of earnings from unconsolidated joint venture	1,762	5,627
Equity in earnings of unconsolidated joint ventures	(1,420)	(2,074)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	61,700	19,032
Prepaid expenses and other assets	(12,403)	(19,888)
Accounts payable and other accrued expenses	(71,638)	(26,872)
Accrued compensation and benefits	(23,261)	(23,487)
Income taxes payable and receivable	(489)	(8,159)
Supplemental retirement savings plan obligations and other long-term liabilities	2,793	15,183

Net cash provided by operating activities	146,302	148,014

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(11,636)	(12,759)
Cash paid for business acquisitions, net of cash acquired	(838,427)	(105,420)
Investment in unconsolidated joint venture	—	(838)
Other	(1,020)	(2,658)

Net cash used in investing activities	(851,083)	(121,675)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	1,162,000	789,000
Principal payments made under bank credit facilities	(452,000)	(649,625)
Payment of financing costs under bank credit facilities	(13,368)	(612)
Payment of contingent consideration	(3,294)	(3,187)
Proceeds from employee stock purchase plans	2,681	3,486
Proceeds from exercise of stock options	—	7,244
Repurchases of common stock	(2,804)	(126,507)
Payment of taxes on equity transactions	(9,493)	(5,582)
Other	3,752	105

Net cash provided by financing activities	687,474	14,322

Effect of exchange rate changes on cash and cash equivalents	1,339	(145)

Net (decrease) increase in cash and cash equivalents	(15,968)	40,516
Cash and cash equivalents, beginning of period	64,337	15,740

Cash and cash equivalents, end of period	$48,369	$56,256

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$40,594	$59,876

Cash paid during the period for interest	$13,425	$8,466

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	$2,190	$2,634

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of March 31, 2014 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities. The fair value of the Company’s $300.0 million of 2.125 percent convertible senior subordinated notes issued May 16, 2007 and that mature on May 1, 2014 (the Notes) is based on quoted market prices using Level 1 inputs. See Notes 4, 10 and 11.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2013. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

The initial purchase consideration paid at closing to acquire Six3 Systems was $820.0 million plus $25.8 million representing the estimated cash and net working capital adjustment, as defined in the agreement. Of the payment made at closing, $5.0 million was deposited into an escrow account pending final determination of the cash and net working capital acquired and $35.0 million was deposited into an escrow account to secure the sellers’ indemnification obligations (the Indemnification Amount). During the three months ended March 31, 2014, the parties agreed on the final cash and net working capital acquired and the $5.0 million in escrow was distributed in full to the sellers. Any remaining Indemnification Amount at the end of the indemnification period not encumbered as a result of one or more indemnification claims will be distributed to the sellers.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The fair values assigned to the intangible assets acquired were based on estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. Based on the Company’s valuation, the total consideration of $847.3 million, which includes a final cash and net working capital adjustment of $1.4 million, has been allocated to assets acquired (including identifiable intangible assets and goodwill) and liabilities assumed (including deferred taxes on identifiable intangible assets that are not deductible for income tax purposes), as follows (in thousands):

Cash	$10,166
Accounts receivable	80,615
Prepaid expenses and other current assets	17,551
Property and equipment	8,051
Customer contracts and customer relationships	164,300
Goodwill	702,747
Other assets	598
Accounts payable	(9,047)
Accrued expenses and other current liabilities	(63,417)
Long-term deferred tax liability	(64,275)

Total consideration	$847,289

The value attributed to customer contracts and customer relationships is being amortized on an accelerated basis over approximately 14 years. Of the value attributed to goodwill, $55.1 million is deductible for income tax purposes.

From the date of acquisition through March 31, 2014, Six3 Systems generated $153.6 million of revenue and $3.1 million of net income. Six3 Systems’ net income includes the impact of $7.8 million of amortization of customer contracts and customer relationships, as well as $2.5 million in expense associated with retention bonuses associated with retention agreements with certain Six3 Systems executives. The agreements provide for a payment upon the one and two year anniversaries of the acquisition, dependent upon continued employment by the executive as an employee of the Company. Six3 Systems’ net income does not include the impact of acquisition-related expenses incurred by CACI.

CACI incurred $11.6 million of acquisition-related expenses during the nine months ended March 31, 2014, including expenses and a loss on extinguishment associated with the additional indebtedness incurred in connection with the Amendment to the Credit Facility described above. These expenses are included in indirect costs and selling expenses. See Note 4 for additional information on the loss on extinguishment.

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

	Nine Months Ended
	March 31,
	2014	2013
Revenue	$2,836,676	$3,092,923
Net income	113,221	111,810
Basic earnings per share	4.84	4.87
Diluted earnings per share	4.46	4.71

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.	Intangible Assets

Intangible assets increased due to the Six3 Systems acquisition (see Note 2) and consisted of the following (in thousands):

	March 31, 2014	June 30, 2013
Customer contracts and related customer relationships	$516,663	$351,349
Acquired technologies	27,177	27,177
Covenants not to compete	3,456	3,401
Other	1,595	1,639

Intangible assets	548,891	383,566
Less accumulated amortization	(307,459)	(279,378)

Total intangible assets, net	$241,432	$104,188

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years. The weighted-average period of amortization for all customer contracts and related customer relationships as of March 31, 2014 is 11.5 years, and the weighted-average remaining period of amortization is 11.7 years. The weighted-average period of amortization for acquired technologies as of March 31, 2014 is 6.7 years, and the weighted-average remaining period of amortization is 4.9 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2014, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2014 (three months)	$11,103
2015	39,424
2016	32,735
2017	29,413
2018	25,356
Thereafter	103,401

Total intangible assets, net	$241,432

4.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2014	June 30, 2013
Convertible notes payable	$300,000	$300,000
Bank credit facility – Term Loan	831,250	131,250
Bank credit facility – Revolving Facility	190,000	180,000

Principal amount of long-term debt	1,321,250	611,250
Less unamortized discount	(1,176)	(11,421)
Less unamortized debt issuance costs	(5,547)	(3,522)

Total long-term debt	1,314,527	596,307
Less current portion	(51,953)	(295,517)

Long-term debt, net of current portion	$1,262,574	$300,790

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Bank Credit Facility

As of March 31, 2014, the Company has a $1.7 billion credit facility (the Credit Facility), which consists of an $850.0 million revolving credit facility (the Revolving Facility) and an $831.3 million term loan (the Term Loan). The Revolving Facility has subfacilities of $50.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $400.0 million or an amount subject to 2.75 times senior secured leverage, calculated assuming the Revolving Facility is fully drawn, with applicable lender approvals. The Credit Facility is available to refinance existing indebtedness and for general corporate purposes, including working capital expenses and capital expenditures. The Credit Facility was amended on November 15, 2013 in connection with the Company’s acquisition of Six3 Systems. See Note 2. Prior to the amendment, the Credit Facility consisted of a $750.0 million revolving credit facility and a $150.0 million term loan. In connection with the amendment, which allowed for the incurrence of $700.0 million of additional term loans and a $100.0 million increase in the Revolving Facility, the Company evaluated each creditor with ownership in the debt before and after the additional borrowings to determine whether the additional borrowings should be accounted for as a modification or an extinguishment of debt as it relates to each individual holder. As a result of this analysis, the Company recorded a $4.1 million loss on extinguishment within indirect costs and selling expenses in the three month period ended December 31, 2013. The Credit Facility matures on November 15, 2018.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $850.0 million. As of March 31, 2014, the Company had $190.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $10.4 million through December 31, 2016 and $20.8 million thereafter until the balance is due in full on November 15, 2018.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon the Company’s consolidated total leverage ratio. As of March 31, 2014, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.29 percent.

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

The Company has capitalized $18.1 million of debt issuance costs associated with the Credit Facility. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. As of March 31, 2014, $5.5 million of the unamortized balance is included in long-term debt and $6.6 million is included in other long-term assets.

Convertible Notes Payable

Effective May 16, 2007, the Company issued the Notes in a private placement. The Notes were issued at par value and are subordinate to the Company’s senior secured debt. Interest on the Notes is payable on May 1 and November 1 of each year. The Notes mature on May 1, 2014. See Note 11.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The fair value of the liability component of the Notes was calculated to be $221.9 million at May 16, 2007, the date of issuance. The excess of the $300.0 million of gross proceeds over the $221.9 million fair value of the liability component, or $78.1 million, represents the fair value of the equity component, which was recorded, net of income tax effect, as additional paid-in capital within shareholders’ equity. This $78.1 million difference represents a debt discount that is amortized over the seven-year term of the Notes as a non-cash component of interest expense. For the three and nine months ended March 31, 2014 and 2013, the components of interest expense related to the Notes were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Coupon interest	$1,593	$1,594	$4,781	$4,781
Non-cash amortization of discount	3,476	3,248	10,245	9,573
Amortization of issuance costs	205	205	615	615

Total	$5,274	$5,047	$15,641	$14,969

The balance of the unamortized discount as of March 31, 2014 and June 30, 2013, was $1.2 million and $11.4 million, respectively. The balance as of March 31, 2014 will be amortized as additional, non-cash interest expense over the remaining term of the Notes (through May 1, 2014).

The fair value of the Notes as of March 31, 2014 was $418.5 million based on quoted market values.

The contingently issuable shares that may result from the conversion of the Notes were included in CACI’s diluted share count for the three months ended March 31, 2014 and 2013 because CACI’s average stock price during both three month periods was above the conversion price of $54.65 per share. Of total debt issuance costs of $7.8 million, $5.8 million is being amortized to interest expense over seven years. The remaining $2.0 million of debt issuance costs attributable to the embedded conversion option was recorded in additional paid-in capital. Upon closing of the sale of the Notes, $45.5 million of the net proceeds was used to concurrently repurchase one million shares of CACI’s common stock.

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

For income tax reporting purposes, the Notes and the Call Options are integrated. This created an original issue discount for income tax reporting purposes, and therefore the cost of the Call Options is being accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $32.8 million to be realized for income tax reporting purposes over the term of the Notes was recorded as an increase in additional paid-in capital and a long-term deferred tax asset. The majority of this deferred tax asset was offset in the Company’s balance sheet by the $30.7 million deferred tax liability originally associated with the non-cash interest expense to be recorded for financial reporting purposes.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company has classified the Notes as long-term on the accompanying balance sheet as of March 31, 2014 as the Company has sufficient borrowing capacity under the Credit Facility to repay the Notes when they come due.

Cash Flow Hedges

The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations. The Company has entered into several floating-to-fixed interest rate swap agreements for an aggregate notional amount of $400.0 million which hedge a portion of the Company’s floating rate indebtedness. The swaps mature at various dates through 2019. The Company has designated the swaps as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these swaps are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of interest expense. Realized gains and losses in connection with each required interest payment are reclassified from accumulated other comprehensive income or loss to interest expense. The Company does not hold or issue derivative financial instruments for trading purposes.

The effect of derivative instruments in the condensed consolidated statements of operations and accumulated other comprehensive loss for the three and nine months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Loss recognized in other comprehensive income	$1,175	$40	$1,370	$666

Loss reclassified to earnings from accumulated other comprehensive loss	$336	$—	$1,010	$—

The aggregate maturities of long-term debt at March 31, 2014 are as follows (in thousands):

Twelve months ending March 31,
2015	$51,953
2016	41,563
2017	51,953
2018	83,125
2019	1,092,656

Principal amount of long-term debt	1,321,250
Less unamortized discount	(1,176)
Less unamortized debt issuance costs	(5,547)

Total long-term debt	$1,314,527

5.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). The DCAA has completed its audits of the Company’s incurred cost submissions for the years ended June 30, 2006 and 2007 and on April 3, 2014 the Defense Contract Management Agency issued its final determinations regarding those incurred cost submissions. The Company intends to appeal both determinations. The DCAA is currently in the process of auditing the Company’s incurred cost submissions for the year ended June 30, 2008. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

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

Virginia Sales and Use Tax Audit

The Company is under audit for sales and use tax related issues by the Commonwealth of Virginia. The Company has accrued its current best estimate of the potential outcome within its estimated range of $0.9 million to $2.1 million.

6.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Stock-based compensation included in indirect costs and selling expenses:
Restricted stock and restricted stock unit (RSU) expense	$3,105	$349	$8,849	$5,830
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	—	144	41	564

Total stock-based compensation expense	$3,105	$493	$8,890	$6,394

Income tax benefit recognized for stock-based compensation expense	$1,146	$201	$3,378	$2,417

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Annual grants under the 2006 Plan are generally made to the Company’s key employees during the first quarter of the Company’s fiscal year and to members of the Company’s Board of Directors during the second quarter of the Company’s fiscal year. With the approval of its Chief Executive Officer, the Company also issues equity instruments to strategic new hires and to employees who have demonstrated superior performance. In September 2013, the Company made its annual grant to its key employees consisting of 202,170 Performance Restricted Stock Units (PRSUs). The final number of such PRSUs which will be considered earned by the participants and eventually vest is based on the achievement of a specified Net After Tax Profit (NATP) for the year ending June 30, 2014 and on the average share price of Company stock for the 90 day period ending September 13, 2014 as compared to the average share price for the 90 day period ended September 13, 2013. No PRSUs will be earned if the specified NATP for the fiscal year ending June 30, 2014 is not met. If NATP for the year ending June 30, 2014 exceeds the specified NATP and the average share price of the Company’s stock for the 90 day period ending September 13, 2014 exceeds the average share price of the Company’s stock for the 90 day period ended September 13, 2013 by 100 percent or more then an additional 202,170 RSUs could be earned by participants. This is the maximum number of additional PRSUs that can be earned related to the September 2013 annual grant. In addition to the performance and market conditions, there is a service vesting condition which stipulates that 50 percent of the earned award will vest on September 1, 2016 and 50 percent of the earned award will vest on September 1, 2017, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon retirement, as defined.

The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan is 12,450,000 as of March 31, 2014. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of March 31, 2014, cumulative grants of 13,159,900 equity instruments underlying the shares authorized have been awarded, and 4,066,553 of these instruments have been forfeited.

Activity related to SSARs/non-qualified stock options and RSUs during the nine months ended March 31, 2014 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs
Outstanding, June 30, 2013	275,550	1,042,746
Granted	—	248,214
Exercised/Issued	(169,170)	(353,214)
Forfeited/Lapsed	(3,230)	(57,804)

Outstanding, March 31, 2014	103,150	879,942

Weighted average grant date fair value for RSUs		$72.20

As of March 31, 2014, there was $25.1 million of total unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted-average period of 3.2 years.

7.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive, including stock options and SSARs with an exercise price greater than the average market price of the Company’s common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are no longer subject to a market or performance condition. For the three and nine months ended March 31, 2013, there were thirty thousand and 0.1 million weighted-average common stock equivalents, respectively, excluded from the diluted per share computation due to their anti-dilutive effects. There were no anti-dilutive common stock equivalents for the three or nine months ended March 31, 2014. The PRSUs granted in September 2013 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares. These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved. The shares underlying the Notes were included in the computation of diluted earnings per share for the three and nine months ended March 31, 2014 and March 31, 2013 because the average share price was

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

above the conversion price during those periods. The Warrants were included in the computation of diluted earnings per share during the three and nine months ended March 31, 2014 because the Warrants’ exercise price of $68.31 was lower than the average market price of a share of Company common stock during those periods. The Warrants were excluded from the computation of earnings per share during the three and nine months ended March 31, 2013 because the Warrants’ exercise price was above the average market price during those periods. The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income attributable to CACI	$30,828	$38,367	$98,782	$113,751

Weighted average number of basic shares outstanding during the period	23,473	23,021	23,406	22,968
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	419	683	449	771
Dilutive effect of the Notes and Warrants	2,081	2	1,513	1

Weighted average number of diluted shares outstanding during the period	25,973	23,706	25,368	23,740

Basic earnings per share	$1.31	$1.67	$4.22	$4.95

Diluted earnings per share	$1.19	$1.62	$3.89	$4.79

8.	Income Taxes

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

The Company’s total liability for unrecognized tax benefits as of March 31, 2014 and June 30, 2013 was $9.1 million and $8.2 million, respectively. Of the $9.1 million unrecognized tax benefit at March 31, 2014, $2.2 million, if recognized, would impact the Company’s effective tax rate.

As of June 30, 2013, the Company corrected the classification of $4.2 million of deferred tax liabilities by reclassifying this amount from non-current deferred tax liabilities to a reduction of current deferred tax assets and concluded that this reclassification was not material.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

	Domestic	International	Total
Three Months Ended March 31, 2014
Revenue from external customers	$863,531	$36,862	$900,393
Net income attributable to CACI	28,002	2,826	30,828
Three Months Ended March 31, 2013
Revenue from external customers	$872,037	$34,159	$906,196
Net income attributable to CACI	36,193	2,174	38,367
Nine Months Ended March 31, 2014
Revenue from external customers	$2,551,863	$106,981	$2,658,844
Net income attributable to CACI	90,916	7,866	98,782
Nine Months Ended March 31, 2013
Revenue from external customers	$2,667,667	$101,392	$2,769,059
Net income attributable to CACI	106,610	7,141	113,751

10.	Fair Value of Financial Instruments

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and June 30, 2013, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	March 31, 2014	June 30, 2013
			Fair Value
Non-COLI assets held in connection with the Supplemental Savings Plan	Long-term asset	Level 1	$—	$830
Contingent Consideration	Current liability	Level 3	$—	$2,977
Interest rate swap agreements	Other long-term liabilities	Level 2	$4,025	$1,765

Changes in the fair value of the assets held in connection with the Supplemental Savings Plan are recorded in indirect costs and selling expenses.

Contingent consideration at June 30, 2013 related to the requirement that the Company pay contingent consideration in the event Tomorrow Communications, Ltd (TCL), acquired by the Company’s U.K. operations on February 1, 2012, achieved certain specified earnings results during the one year period subsequent to acquisition. The Company determined the fair value of contingent consideration as of the acquisition date using a valuation model which included the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses. During the three and nine months ended March 31, 2014 and 2013, this remeasurement did not result in a significant change to the liability recorded. The maximum contingent consideration associated with the TCL acquisition was approximately $6.0 million. During the year ended June 30, 2013, the Company determined that the maximum contingent consideration possible had been earned. One-half of this amount was paid to the former shareholders of TCL in February 2013 and the other one-half was paid in February 2014.

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

11.	Subsequent Event

On May 1, 2014, when the Notes matured, the Company paid the $300.0 million of principal due, plus accrued semi-annual interest, to the holders of the Notes. At the same time, the Company issued 1.4 million shares of CACI common stock to satisfy the conversion feature of the Notes. Concurrently, the Call Options provided the Company shares of common stock from counterparties equal to the number of shares issued to the holders of the Notes. The settlement of values of the Call Options was based on the daily Volume Weighted Average Price of the Company’s common stock over the 45-day period which commenced on February 24, 2014 and ended on April 28, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: the successful integration of our acquisition of Six3 Systems, actual revenue and earnings realized by Six3 Systems, and the performance of the Six3 Systems business; regional and national economic conditions in the United States and globally; terrorist activities or war; changes in interest rates; currency fluctuations; significant fluctuations in the equity markets; changes in our effective tax rate; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns, implementation of spending cuts (sequestration) under the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013, changes in budgetary priorities, or in the event of a priority need for funds, such as homeland security; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government audits and reviews conducted by the Defense Contract Audit Agency, the Defense Contract Management Agency, or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, and (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; the ability to successfully integrate the operations of any future acquisitions; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our Securities and Exchange Commission filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We derived 93.9 percent and 94.4 percent of our revenue during the nine months ended March 31, 2014 and 2013, respectively, from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments, commercial customers, and through our international operations, to non-U.S. government agencies. We provide our services and solutions to our clients in the following market areas:

•	Business Systems – Within the Business Systems market, we provide the full range of enterprise-wide information solutions and services required to plan, manage, architect, develop, deploy, and sustain the complex, integrated systems that are required by our customers to accomplish their transformation goals and achieve ever-increasing efficiency and effectiveness in their mission functions and business operations. Working in the domains of procurement, financial management, human capital management, and logistics and supply chain management, we have implemented enterprise-level system solutions for well over 100 federal agencies. From complex COTS (commercial off-the-shelf) enterprise resource planning (ERP) integrations that include the Oracle E-Business Suite, PeopleSoft, SAP, and Momentum to custom service-oriented architecture-based solutions, we bring disciplined industry best practices, advanced technology, innovative and pragmatic approaches and a deep understanding of federal processes and their unique compliance constraints. Our solutions and services also include multi-agency shared financial/procurement services and federal shared service center operations support, business intelligence and business analytics, enterprise applications support, asset management, workflow, consulting, software development, program management, and DoD’s planning, programming, budgeting and execution process. Our solutions employ an integrated cross-functional approach to maximize investments in existing systems while leveraging the potential of advanced technologies to implement new high-payback solutions.

•

C4ISR – We serve the C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance) market with solutions for collection, processing, analysis, and exploitation of a wide range of intelligence sources. We offer integrated, rapid-response, and enterprise-wide C4ISR solutions in support of military, homeland security, law enforcement, border security, emergency response, and disaster relief missions in coordinated and controlled operational settings. Our services include engineering and integration, agile development and deployment, research and development, system sustainment, test and evaluation, software and system development, and end-to-end lifecycle planning. Using integrated sensors, information systems, data fusion and dissemination systems, and mission applications, we connect with our clients’ fixed-site and mobile-networked environments to provide situational awareness and information dominance. We also provide solutions in the following areas: secure cloud computing, manned/unmanned airborne ISR, persistent ISR, ISR data fusion and analytical software tool discovery, modeling and simulation, specialized technical collection domains, C4 systems development and integration, beyond line-of-sight communications, next-generation satellite communications, secure wireless communications, and C4 information assurance protection.

•	Cyberspace – We serve the Cybersecurity market in supporting the full lifecycle of preparing for, protecting against, detecting, reacting to, and actively responding to the full range of cyber threats. We proactively anticipate and address the unique security challenges associated with emerging and evolving technologies and business practices, such as cloud-based architectures, mobile and ubiquitous computing devices, and “big data” analytics. We facilitate next-generation dynamic and interactive cyber defenses based on real-time situational awareness and continuous analysis of the current risk posture as assessed against local and global threat activities. We support all aspects of cyber warfare, including cyber reconnaissance, cyber intelligence, cyber counter-intelligence, and integrated offensive cyber operations. We offer computer and network forensics, insider threat mitigation, supply chain security, electronic warfare, communications security, and secure IT professional services and strategic consulting.

•	Enterprise IT – We serve the Enterprise IT market, which includes clients throughout the DoD, the Intelligence Community, and federal civilian agencies, including the Departments of Homeland Security, Veterans Affairs, Justice, and Treasury. We also serve government and commercial customers in the United Kingdom. We provide tailored, end-to-end, enterprise-wide information solutions and services to enable and optimize the full lifecycle of the enterprise IT environment – improving the services, increasing the efficiency, and reducing the total cost and complexity of heterogeneous, networked, and geographically-dispersed operations. Our Enterprise IT solutions fall within three broad categories: in-house IT infrastructure systems (IT hardware, systems development, integration, and security); IT outsourcing (applications and infrastructure outsourcing); and IT design and support services (consulting, design, education, and training). Our capabilities in network infrastructure design, deployment and management, data center design and management, cloud computing, virtualization, application development and hosting, mobility solutions, and advanced service desk management provide secure and efficient operational environments for our clients.

•	Geospatial – We serve the Geospatial market for domestic and international clients with solutions and services that support the collection, processing, exploitation, analysis, and dissemination of geospatial information relating to defense, intelligence, homeland security, and commercial applications. We use imagery and other collected data from government and commercial sources to produce hardcopy and digital maps, three-dimensional products, and rapid-response reporting and notification to improve decision-making and enhance understanding of military actions, natural disasters, and social trends. We provide expertise in multi-source data analysis and conflation, diverse sensor exploitation, intelligence analysis, and geographic information system (GIS) integration and deployment. We offer mobile solutions and secure web-based data accessibility and subscription services on an enterprise-wide scale. We develop and deliver geospatial intelligence (GEOINT) products, solutions, and services that include collection and production management, advanced geospatial intelligence, commercial remote sensing analysis and engineering products, overhead persistent infrared systems engineering and acquisition, unified geospatial intelligence operations, enterprise architecture solutions and services, training, and strategic planning. We contribute to national security throughout the GEOINT programmatic lifecycle, which involves identifying strategic opportunities and developing strategic planning to facilitate program execution. Our staff is skilled in resource management, requirements analysis, quality management, organization development, advanced technologies, knowledge management, and acquisition management.

•	Healthcare – We serve the Healthcare market to meet the steadily accelerating demand for new healthcare strategies and technologies throughout the U.S. government, including uniformed services, veterans and citizens. We provide transformational functional subject matter expertise and health IT services to the Department of Veterans Affairs, DoD Military Health System, Department of Health and Human Services, including the Centers for Disease Control and Prevention, the National Institutes of Health, the Centers for Medicare & Medicaid Services, and the Food and Drug Administration. We assist the federal medical community in focusing on the patient, ensuring that systems and processes at the backbone of health organizations are running efficiently. We provide solutions that unify federal healthcare delivery and support for military service personnel, veterans, and their beneficiaries. Our capabilities include healthcare information technology systems, for example designing, developing, and integrating virtual electronic health records; building components of our nation’s bioterrorism preparedness and alerting network; collecting, integrating, and managing clinical data to support retrospective and prospective research; providing public health informatics; leveraging “big data” analytics to help healthcare organizations drive cost-effective business processes, improve patient care, and increase mission success; and providing all aspects of healthcare administration, logistics, and facility management.

•	Integrated Security Solutions – We serve the Integrated Security Solutions (ISS) market by assisting clients in the development, integration, and sustainment of graduated, flexible capabilities that anticipate and address asymmetric and irregular threats and vulnerabilities. We provide our solutions and services to the DoD, including Special Operations Forces, as well as federal, state, local, and private entities that are responsible for law enforcement, homeland security, critical infrastructure protection, and national security missions. We support the U.S. and our international partners and allies in mitigating and countering the effects of natural, technological, and man-made hazards which are unrestrained by political and geographical boundaries, elements of national power, and international law. Our solutions include biometrics, border protection, specialized law enforcement, and countering illicit networks, including counter-piracy and counter-drug. They address security policy, definition, and capacity building; risk management; consequence management; critical event and incident preparedness; and training. We also provide outcomes-based training for operations in austere environments; tactical law enforcement training; critical infrastructure and key resources vulnerability assessments; counter-asymmetric threat awareness, counter-improvised explosive device training; trend analysis, intel fusion, and traditional and social media exploitation for countering asymmetric threats; and strategic planning for combat, peacetime, and civil security operations.

•	Intelligence – We serve the Intelligence market with a wide range of capabilities from high-end intelligence engineering to product development to intelligence analysis services. We have cleared and skilled personnel necessary to meet analytical, linguistic, collections, and operational requirements. A significant portion of our analytic work supports national security missions by augmenting government efforts to identify, characterize, and counter asymmetric and conventional threats around the world. We provide automated content tagging, exploitation, and management to turn large volumes of data into actionable intelligence. We build unique systems to locate and identify special signals that help the mission of our intelligence professionals. We provide insider threat detection and counter-intelligence solutions to protect people, data, and facilities. Our counter-group analysis offerings utilize CACI-developed tools and methodologies to examine the transactional, hierarchical, temporal, and locational aspects of specific adversarial networks – whether of hackers, insurgents, proliferators, or terrorists – to determine key nodes, vulnerabilities, and intentions. In the area of collection, we emphasize close-access signals acquisition and anomaly detection to support requirements for force protection and human intelligence-enabled penetration of hard targets. Our strong internal procedures and processes enable us to develop and deliver innovative software solutions to help our customers be more effective in their missions. Our integrated approach to the intelligence mission allows us to offer innovative solutions to help support our customers’ most challenging tasks.

•	Investigation & Litigation Support – We support government investigations and litigations for the Securities and Exchange Commission, the Department of Justice, and numerous other federal agencies. The Investigation and Litigation Support (ILS) market focuses on areas present in almost every federal agency, including contract issues, personnel issues, torts, claims/case management, intellectual property, and Freedom of Information Act (FOIA) processing. We address the market in three broad categories: ILS information technology (document conversion and cloud hosting, including “big data” analysis and planning); professional services (documents/records management, attorney support, claims management, case management, FOIA, and training); and analytics (computer forensics and eDiscovery). Our services support agencies in their missions to oversee, regulate, and pursue civil and criminal prosecutions related to corporate waste, fraud, abuse, and regulatory violations – supporting agency missions for oversight and enforcement as well as crisis investigation and crisis response. We help attorneys acquire, organize, develop, control, and present evidence throughout the course of litigations. Our portfolio of legal support includes cloud hosting (online evidentiary information management to rapidly enable data storage and accessibility); e-discovery consulting and support; data forensic extraction and analysis; document/data capture and processing; database development, population, and maintenance; pre-trial, trial, and post-trial support; case management; training; claims processing and management; and FOIA support.

•	Logistics & Material Readiness – In the Logistics and Material Readiness (LMR) market, we offer a full suite of solutions and service offerings that plan for, implement, and control the efficient, effective, and secure flow and storage of goods, services, and information in support of U.S. government agencies. Our LMR clients include customers in the government as well as those in the commercial sector. We provide LMR services in the following disciplines: supply chain technology, force health services, maintenance material management, warehousing and distribution, logistics operations, integrated product support, training logistics, and ordnance logistics. We develop and manage logistics information systems and specialized simulation and modeling toolsets and provide logistics engineering services. Our operational capabilities span the supply chain, including advanced logistics planning, demand forecasting, total asset visibility (including the use of radio frequency identification technology), lifecycle support for weapons systems, and supply chain security. We minimize disruption to the supply chain using ISO 27001 and 28000-based supply chain risk management practices. Our logistics services are a critical enabler in support of defense readiness and combat sustainability objectives.

We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. Between October 1 and October 16, 2013, there was no funding of federal agencies and programs either by discretionary funding through annual appropriations acts or interim continuing resolutions (CRs). During that time period, a number of our employees were unable to perform work on their assigned contracts. We estimate the impact of the government shutdown on our fiscal year ending June 30, 2014 results to be $13.0 million of reduced revenue and $5.2 million of reduced operating income.

On March 1, 2013, under the Budget Control Act of 2011 (BCA), the President ordered sequestration to go into effect. On April 10, 2013, also under the terms of the BCA, the President signed a sequestration order which directs that total discretionary spending for the government’s fiscal year 2014 be reduced by $91 billion. Under sequestration, reductions in both defense and civil agency expenditures went into effect. As part of the agreement to end the October shutdown, congressional leaders agreed to convene a formal House-Senate conference on the government’s FY2014 budget resolution, resulting in the Bipartisan Budget Act of 2013 (BBA). On December 26, 2013, the President signed the BBA, revising the amount of discretionary spending to be sequestered for the government’s fiscal years 2014 and 2015, and providing for higher levels of funding in those years than was originally allowed under the BCA. On January 17, 2014, in line with the provisions of the BBA, the President signed the Consolidated Appropriations Act, 2014, an omnibus appropriations bill that reduced discretionary spending by $45 billion as opposed to the originally directed amount of $91 billion. Even with the reduced amount of sequestration for the current government fiscal year, we continue to expect the impact of sequestration on contracts and task orders we hold to continue throughout our Fiscal Year 2014 as our customers continue to disclose how they are implementing reductions in expenditures required by the BCA and revised by the BBA.

We are continuously reviewing our operations in an attempt to identify those programs that are at risk from sequestration and other factors so that we can make appropriate contingency plans. We continue to experience reduced funding on some of our programs, and may experience further reductions, but we do not expect the cancellation of any of our major programs. We are also continuing to experience delays in the awarding of contracts on which we have bid. In addition, we are experiencing reductions in Afghanistan-related, low margin material purchases.

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

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,				Change
(dollars in thousands)	2014		2013		$	%
Department of Defense (DoD)	$656,407	72.9%	$668,119	73.7%	$(11,712)	(1.8)%
Federal civilian agencies	188,857	21.0	186,190	20.5	2,667	1.4
Commercial and other	50,921	5.6	47,709	5.3	3,212	6.7
State and local governments	4,208	0.5	4,178	0.5	30	0.7

Total	$900,393	100.0%	$906,196	100.0%	$(5,803)	(0.6)%

For the three months ended March 31, 2014, total revenue decreased 0.6 percent, or $5.8 million, over the same period a year ago. Six3 Systems, acquired November 15, 2013, generated $104.7 million of revenue during the quarter. Six3 Systems’ revenue is primarily with the DoD. Excluding the Six3 Systems revenue, revenue decreased by 12.2 percent. This decrease in revenue was primarily attributable to delays in planned awards, lower run rates on professional services contracts, and reductions in Afghanistan-related material purchases.

DoD revenue decreased 1.8 percent, or $11.7 million, for the three months ended March 31, 2014, as compared to the same period a year ago, for the reasons described above. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 1.4 percent, or $2.7 million, for the three months ended March 31, 2014, as compared to the same period a year ago. This increase was attributable to the Six3 Systems acquisition and growth in certain on-going federal civilian agency programs. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 6.7 percent, or $3.2 million, during the three months ended March 31, 2014, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 72.4 percent, or $36.9 million, of total commercial revenue, while domestic operations accounted for 27.6 percent, or $14.0 million.

Revenue from state and local governments increased by 0.7 percent, or thirty thousand dollars, for the three months ended March 31, 2014, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended March 31, 2014 and 2013.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended March 31, 2014 and 2013, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended March 31,		Three Months Ended March 31,		Change
(dollars in thousands)	2014	2013	2014	2013	$	%
Revenue	$900,393	$906,196	100.0%	100.0%	$(5,803)	(0.6)%

Costs of revenue
Direct costs	605,780	623,125	67.3	68.8	(17,345)	(2.8)
Indirect costs and selling expenses	216,164	200,684	24.0	22.1	15,480	7.7
Depreciation and amortization	17,917	13,767	2.0	1.5	4,150	30.1

Total costs of revenue	839,861	837,576	93.3	92.4	2,285	0.3

Income from operations	60,532	68,620	6.7	7.6	(8,088)	(11.8)
Interest expense and other, net	11,480	6,295	1.3	0.7	5,185	82.4

Income before income taxes	49,052	62,325	5.4	6.9	(13,273)	(21.3)
Income taxes	18,043	23,838	2.0	2.7	(5,795)	(24.3)

Net income including portion attributable to noncontrolling interest in earnings of joint venture	31,009	38,487	3.4	4.2	(7,478)	(19.4)
Noncontrolling interest in earnings of joint venture	(181)	(120)	—	—	(61)	50.8

Net income attributable to CACI	$30,828	$38,367	3.4%	4.2%	$(7,539)	(19.6)%

Income from operations for the three months ended March 31, 2014 was $60.5 million. This was a decrease of $8.1 million, or 11.8 percent, from income from operations of $68.6 million for the three months ended March 31, 2013. This decrease was primarily attributable to federal government budget-related activities, partially offset by cost reduction activities largely implemented in the second half of our fiscal year 2013. Our operating margin was 6.7 percent and 7.6 percent for the periods ended March 31, 2014 and March 31, 2013, respectively. This decrease in margin is primarily attributable to the amortization of intangibles acquired in the Six3 Systems acquisition.

As a percentage of revenue, direct costs were 67.3 percent and 68.8 percent for the three months ended March 31, 2014 and 2013, respectively. Direct costs include direct labor and other direct costs (ODCs), which include, among other costs, subcontracted labor and material purchases. ODCs are common in our industry and may vary from period to period. The single largest component of direct costs, direct labor, was $270.4 million and $265.3 million for the three months ended March 31, 2014 and 2013, respectively. ODCs were $335.4 million and $357.8 million during the three months ended March 31, 2014 and 2013, respectively. The decrease in ODCs was primarily driven by reductions in Afghanistan-related material purchases.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor, and other discretionary expenses. Indirect costs and selling expenses increased by $15.5 million, or 7.7 percent, during the three months ended March 31, 2014 as compared to the same period last year. The increase in total indirect costs and selling expenses is attributable to the acquisition of Six3 Systems, and includes $1.7 million of expense associated with retention bonuses that are part of the agreements we have with certain Six3 Systems executives. In addition, profit bonus expense and stock compensation expense excluding Six3 Systems were $5.7 million higher during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, as during the third quarter of last year we determined it was probable that our incentive compensation targets would not be achieved. These increases in total indirect costs were partially offset by decreases attributable to cost reduction activities that were largely implemented in the second half of our fiscal year 2013. As a percentage of revenue, indirect costs and selling expenses were 24.0 percent and 22.1 percent for the three months ended March 31, 2014 and 2013, respectively.

Depreciation and amortization expense was $17.9 million and $13.8 million for the three months ended March 31, 2014 and 2013, respectively. This increase of $4.2 million was the result of amortization of intangibles acquired in the Six3 Systems acquisition.

Interest expense and other, net increased $5.2 million, or 82.4 percent, during the three months ended March 31, 2014 as compared to the same period a year ago. The increase was primarily attributable to interest expense, including amortization of deferred financing fees, on the additional $845 million of indebtedness incurred in connection with the Six3 Systems acquisition.

The effective tax rate was 36.9 percent and 38.3 percent during the three months ended March 31, 2014 and 2013, respectively. The tax rate reported during the third quarter of both FY2014 and FY2013 was favorably impacted by non-taxable gains on assets invested in corporate owned life insurance (COLI) policies to date. The effective tax rate in the three months ended March 31, 2014 was negatively impacted by non-deductible acquisition related expenses incurred in the acquisition of Six3 Systems.

Results of Operations for the Nine Months Ended March 31, 2014 and 2013

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the nine months ended March 31, 2014 and 2013, respectively:

	Nine Months Ended March 31,				Change
(amounts in thousands)	2014		2013		$	%
Department of Defense	$1,924,359	72.4%	$2,076,659	75.0%	$(152,300)	(7.3)%
Federal civilian agencies	571,885	21.5	536,617	19.4	35,268	6.6
Commercial and other	149,408	5.6	144,308	5.2	5,100	3.5
State and local governments	13,192	0.5	11,475	0.4	1,717	15.0

Total	$2,658,844	100.0%	$2,769,059	100.0%	$(110,215)	(4.0)%

For the nine months ended March 31, 2014, total revenue decreased by 4.0 percent, or $110.2 million, over the same period a year ago. This decrease in revenue is attributable to a decrease in DoD revenue. Six3 Systems generated $153.6 million of revenue from the date of acquisition through March 31, 2014. Six3 Systems’ revenue is primarily with the DoD. Excluding the Six3 Systems revenue, revenue decreased by $263.8 million or 9.5 percent.

DoD revenue decreased 7.3 percent, or $152.3 million, for the nine months ended March 31, 2014, as compared to the same period a year ago. In addition to the factors which impacted our results for the three months ended March 31, 2014, our results for the nine months ended March 31, 2014 were also impacted by the government shutdown which occurred between October 1 and October 16, 2013, which resulted in a reduction of approximately $13.0 million of revenue.

Revenue from federal civilian agencies increased 6.6 percent, or $35.3 million, for the nine months ended March 31, 2014, as compared to the same period a year ago. The increase is attributable to recent acquisitions as well as growth in certain on-going federal civilian agency programs. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 3.5 percent, or $5.1 million, during the nine months ended March 31, 2014, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 71.6 percent, or $107.0 million, of total commercial revenue, while domestic operations accounted for 28.4 percent, or $42.4 million.

Revenue from state and local governments increased by 15.0 percent, or $1.7 million, for the nine months ended March 31, 2014, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the nine months ended March 31, 2014 and 2013.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the nine months ended March 31, 2014 and 2013, respectively.

	Dollar Amount		Percentage of Revenue
	Nine Months Ended March 31,		Nine Months Ended March 31,		Change
(dollars in thousands)	2014	2013	2014	2013	$	%
Revenue	$2,658,844	$2,769,059	100.0%	100.0%	$(110,215)	(4.0)%

Costs of revenue
Direct costs	1,813,874	1,908,411	68.2	68.9	(94,537)	(5.0)
Indirect costs and selling expenses	609,704	617,375	22.9	22.3	(7,671)	(1.2)
Depreciation and amortization	47,098	40,334	1.8	1.5	6,764	16.8

Total costs of revenue	2,470,676	2,566,120	92.9	92.7	(95,444)	(3.7)

Income from operations	188,168	202,939	7.1	7.3	(14,771)	(7.3)
Interest expense and other, net	28,324	19,308	1.1	0.7	9,016	46.7

Income before income taxes	159,844	183,631	6.0	6.6	(23,787)	(13.0)
Income taxes	60,533	69,174	2.3	2.5	(8,641)	(12.5)

Net income including portion attributable to noncontrolling interest in earnings of joint venture	99,311	114,457	3.7	4.1	(15,146)	(13.2)
Noncontrolling interest in earnings of joint venture	(529)	(706)	—	—	177	(25.1)

Net income attributable to CACI	$98,782	$113,751	3.7%	4.1%	$(14,969)	(13.2)%

Income from operations for the nine months ended March 31, 2014 was $188.2 million. This is a decrease of $14.8 million, or 7.3 percent, from income from operations of $202.9 million for the nine months ended March 31, 2013. Our operating margin was 7.1 percent down from 7.3 percent during the same period a year ago.

As a percentage of revenue, direct costs were 68.2 percent and 68.9 percent for the nine months ended March 31, 2014 and 2013, respectively. Direct costs include direct labor and ODCs. Direct labor was $764.1 million and $766.4 million for the nine months ended March 31, 2014 and 2013, respectively. ODCs were $1.0 billion and $1.1 billion during the nine months ended March 31, 2014 and 2013, respectively. This decrease was primarily driven by the October 2013 government shutdown and reductions in Afghanistan-related material purchases and subcontract labor.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses and decreased $7.7 million, or 1.2 percent, during the nine month period ended March 31, 2014 as compared to the same period a year ago. The decrease is primarily attributable to cost reduction activities that were largely implemented in the second half of our fiscal year 2013. As a percentage of revenue, indirect costs and selling expenses were 22.9 percent and 22.3 percent for the nine months ended March 31, 2014 and 2013, respectively. Indirect costs and selling expenses in the nine month period ended March 31, 2014, included $11.6 million of expenses associated with the acquisition of Six3 Systems, including a $4.1 million loss on extinguishment associated with the Six3 Systems acquisition indebtedness, and $2.5 million of expense associated with retention bonuses that are part of the agreements we have with certain Six3 Systems executives.

Depreciation and amortization expense was $47.1 million and $40.3 million for the nine months ended March 31, 2014 and 2013, respectively. This increase of $6.8 million, or 16.8 percent, was primarily attributable to amortization of intangible assets associated with the Six3 Systems acquisition.

Interest expense and other, net increased $9.0 million, or 46.7 percent, during the nine months ended March 31, 2014 as compared to the same period a year ago. The increase was attributable to an increase in interest expense related to higher outstanding debt associated primarily with the Six3 Systems acquisition.

The effective tax rate was 38.0 percent and 37.8 percent during the nine months ended March 31, 2014 and 2013, respectively. The tax rate reported for both nine month periods was favorably impacted by non-taxable gains on assets invested in COLI policies during the first nine months of both fiscal years. If gains or losses on those investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in the fourth quarter of the year ending June 30, 2014. The effective tax rate in the nine months ended March 31, 2014 was negatively impacted by non-deductible acquisition related expenses incurred in the acquisition of Six3 Systems.

Liquidity and Capital Resources

As of March 31, 2014, our Credit Facility was a $1.7 billion credit facility, which included an $850.0 million revolving credit facility (the Revolving Facility), and an $831.3 million term loan (the Term Loan). The Credit Facility matures on November 15, 2018.

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $50.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. As of March 31, 2014, we had $190.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $10.4 million through December 31, 2016 and $20.8 million thereafter until the balance is due in full on November 15, 2018. As of March 31, 2014, $831.3 million was outstanding under the Term Loan.

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

Effective May 16, 2007, we issued the Notes, which mature on May 1, 2014, in a private placement pursuant to Rule 144A of the Securities Act of 1933. The Notes are subordinate to our senior secured debt, and interest on the Notes is payable on May 1 and November 1 of each year. The Notes are classified as a long-term liability on our balance sheet as of March 31, 2014 as subsequent to March 31, 2014, we repaid the notes using borrowings on the Revolving Facility.

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

Cash and cash equivalents were $48.4 million and $64.3 million as of March 31, 2014 and June 30, 2013, respectively. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities. Our operating cash flow was $146.3 million for the nine months ended March 31, 2014 compared to $148.0 million for the same period a year ago. Days-sales outstanding increased to 62 at March 31, 2014, compared to 61 days at March 31, 2013.

We used cash in investing activities of $851.1 million and $121.7 million for the nine months ended March 31, 2014 and 2013, respectively. This increase in cash used during the three months ended March 31, 2014 as compared to the same period a year ago was due to the acquisition of Six3 Systems on November 15, 2013.

Cash provided by financing activities was $687.5 million and $14.3 million in the nine months ended March 31, 2014 and 2013, respectively. During the nine months ended March 31, 2014, we had net borrowings to finance the Six3 Systems acquisition of $696.6 million under our new Credit Facility. During the nine months ended March 31, 2013 we had net borrowings of $138.8 million under our Credit Facility. During the nine months ended March 31, 2013 we used $126.5 million to repurchase 2.2 million shares of our common stock.

Cash flows from financing activities include proceeds received from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan totaling $2.7 million and $10.7 million during the nine months ended March 31, 2014 and 2013, respectively.

We believe that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. Subsequent to March 31, 2014, we paid the principal and accrued interest due on the Notes with funds available under the Credit Facility. We may in the future seek to borrow additional amounts under a long-term debt security. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under the Credit Facility and any other indebtedness we may incur will depend on our future financial performance which will be affected by many factors outside of our control, including worldwide economic and financial market conditions.

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, motor vehicles in the U.K., and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2013. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of March 31, 2014, we had one outstanding letter of credit of $0.4 million. We have no other material off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $400 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the nine months ended March 31, 2014 would have fluctuated by approximately $5.4 million.

Approximately 4.0 percent and 3.7 percent of our total revenue in the nine months ended March 31, 2014 and 2013, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2014, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $15.6 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2014.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2014.

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

Since the filing of Registrant’s report described above, on March 18, 2014, a three judge panel of the United States Court of Appeals for the Fourth Circuit held a hearing on Plaintiffs’ appeal and took the matters under advisement.

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

Set forth below are equity securities purchased during the three months ended March 31, 2014 in order to satisfy our obligations under the Company’s Employee Stock Purchase Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2014	11,955	$77.01	979,134	270,866
February 2014	—	—	—	—
March 2014	—	—	—	—

Total	11,955	$77.01	979,134	270,866

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 20, 2014		8-K	March 25, 2014	3.1

4.1	Clause FOURTH of CACI International Inc’s Certificate of Incorporation incorporated above as Exhibit 3.1		10-K	September 13, 2006	4.1

31.1	Section 302 Certification Kenneth Asbury	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Kenneth Asbury	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101	The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: May 5, 2014	By:	/s/ Kenneth Asbury
Kenneth Asbury
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 5, 2014	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 5, 2014	By:	/s/ Carol P. Hanna
Carol P. Hanna
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)