Form 10-K
period 2014-06-30
CACI INTERNATIONAL INC /DE/
filed 2014-08-28
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

The aggregate market value of common shares held by non-affiliates of the registrant on December 31, 2013 was $1,696,703,556, based upon the closing price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of August 21, 2014, the registrant had 23,514,858 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s proxy statement for its 2014 annual meeting of stockholders. With the exception of the sections of the 2014 Proxy Statement specifically incorporated herein by reference, the 2014 Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

CACI International Inc

FORM 10-K

PART I

Item 1. Business

Background

CACI International Inc, a Delaware corporation organized on October 8, 1985, is a holding company and its operations are conducted through subsidiaries, which are located in the U.S. and Europe, and a joint venture which is controlled by the registrant.

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

Overview

CACI founded its business in 1962 in simulation technology. With revenue for the year ended June 30, 2014 (FY2014) of $3.6 billion, we serve clients in the U.S. federal government and commercial markets, primarily throughout North America and internationally on behalf of U.S. customers, as well as in the United Kingdom (U.K.) and the Netherlands. We deliver information solutions and services to our clients. Through our service offerings, we provide comprehensive and practical solutions by adapting emerging technologies and continually evolving legacy strengths. As a result of our diverse capabilities and client mission understanding, many of our client relationships have existed for ten years or more.

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

Spending by the U.S. government with contractors who provide services to the Department of Defense (DoD), continues to be negatively impacted by the country’s fiscal shortfall. The Budget Control Act of 2011 (the Budget Act) established limits on discretionary spending, reducing planned defense spending by a minimum of $487 billion over a 10 year period that began at the end of the government’s fiscal year 2012. In addition, the Budget Act included a sequester mechanism that imposed additional defense cuts of $500 billion, or approximately 9 percent, over nine years starting in the government’s fiscal year 2013, if the Congress did not identify a means to reduce the U.S. deficit by $1.2 trillion. Because these means were not identified, the sequester mechanism took effect in March 2013. As a result of the agreement to end a shutdown of the U.S. Government in October 2013, the Bipartisan Budget Act of 2013 (BBA) was signed into law in late December

2013. The law revised the amount of discretionary spending to be sequestered for the government’s fiscal years 2014 and 2015, providing for $22.5 billion and $9 billion more of defense funding, respectively, than was originally allowed under the Budget Act.

In light of the Budget Act, the provisions of the BBA, and deficit reduction pressures, discretionary spending by the federal government continues to be constrained and is expected to be so for a number of years. Even with the reduced amount of sequestration for the government’s Fiscal Year 2014, we experienced the impact of sequestration on contracts and task orders we hold and delays in the awarding of contracts on which we have bid. We expect this trend to continue into the government’s Fiscal Year 2015, beginning on October 1, 2014.

The sequester mechanism, if left unmodified beyond the government’s Fiscal Year 2015, along with other pressures on government spending, are negatively impacting our business and could have further negative impacts on us in the future. We may experience disruption of existing programs, delays in contract awards, and other actions, including partial or complete contract terminations.

During our FY2014, we took steps to make sure our cost structure is in line with our expectations of future business opportunities given the challenging environment for companies in our industry. We believe we are well positioned to win new business in the market areas we focus on, where the government is expected to continue to spend while constrained by sequestration.

At June 30, 2014, we had approximately 15,300 employees.

Domestic Operations

Our domestic operations account for 100 percent of our U.S. government revenue and 28.3 percent of our commercial revenue. Some of the contracts performed by our domestic operations involve assignment of employees to international locations in support of our federal government clients. At June 30, 2014, approximately 800 employees were on assignments in international locations. We provide our services and solutions to our domestic clients in the following market areas:

•

Business Systems—Within the Business Systems market, we provide the full range of enterprise-wide information solutions and services required to plan, manage, architect, develop, deploy, and sustain the complex, integrated systems that are required by our customers to accomplish their transformation goals. CACI’s system-enabled solutions and services yield high-value business outcomes in all the major management domains—financial, acquisition, human capital management, and logistics. We developed, deployed, and continue to enhance business systems for more than 100 federal agencies, and continually expand our reach as more federal agencies turn to CACI for complex system integrations. Our solutions help to reshape the way government does business, from cutting costs and controlling processes to enhancing mission effectiveness and providing better information for decision making. By integrating complex commercial off-the-shelf (COTS) enterprise resource planning (ERP) products like Oracle E-Business Suite, PeopleSoft, SAP, and Momentum, or building custom “SOA” solutions to meet customer needs, we bring disciplined industry best practices and standards, advanced technology, and a deep understanding of federal and DoD processes and their unique policy compliance requirements. Our services include providing comprehensive support to most of the federal financial Shared Services Centers, the future of financial systems delivery and support in the federal government. CACI is a full service federal systems integrator, implementing the foundational system solutions for both mission and business support, and providing the consulting assistance and business intelligence/analytics that convert data into information and smart decisions. Our solutions employ an integrated cross-functional approach to maximize investments in existing systems while leveraging the potential of advanced technologies to implement new high-payback solutions.

•

Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR)—We serve the C4ISR market with solutions for collection, processing, analysis, and exploitation of a wide range of intelligence sources. We offer integrated, rapid-response, and enterprise-wide C4ISR solutions in support of military, homeland security, law enforcement, border security, emergency response, and disaster relief missions in coordinated and controlled operational settings. Our services include engineering and integration, agile development and deployment, research and development, system sustainment, test and evaluation, software and system development, and end-to-end lifecycle planning. Using integrated sensors, information systems, data fusion and dissemination systems, and mission applications, we connect with our clients’ fixed-site and mobile-networked environments to provide situational awareness and information dominance. We also provide solutions in the following areas: secure cloud computing, manned/unmanned airborne ISR, persistent ISR, ISR data fusion and analytical software tool discovery, modeling and simulation, specialized technical collection domains, C4 systems development and integration, beyond line-of-sight communications, next-generation satellite communications, secure wireless communications, and C4 information assurance protection.

•

Cyberspace—We serve the Cybersecurity market in supporting the full lifecycle of preparing for, protecting against, detecting, reacting to, and actively responding to the full range of cyber threats. We proactively anticipate and address the unique security challenges associated with emerging and evolving technologies and business practices, such as cloud-based architectures, mobile and ubiquitous computing devices, and “big data” analytics. We facilitate next-generation dynamic and interactive cyber defenses based on real-time situational awareness and continuous analysis of the current risk posture as assessed against local and global threat activities. We support all aspects of cyber warfare, including cyber reconnaissance, cyber intelligence, cyber counterintelligence, and integrated offensive cyber operations. We offer computer and network forensics, insider threat mitigation, supply chain security, electronic warfare, communications security, secure IT professional services, and strategic consulting.

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

•

Integrated Security Solutions—We serve the Integrated Security Solutions (ISS) market by assisting clients in anticipating traditional and asymmetric threats to their organizations; recognizing potential critical vulnerabilities; and developing, integrating and sustaining a range of graduated response options and flexible capabilities they can employ to eliminate or mitigate the effects of these threats and vulnerabilities. We support the U.S. and our international partners and allies in mitigating and countering the effects of natural, technological, and man-made hazards which are undeterred by political and geographical boundaries, elements of national power, and international law. Our solutions include biometrics, border protection, specialized law enforcement, and countering illicit networks, including counter-piracy and counter-drug. They address security policy, definition, and capacity building; risk management; consequence management; critical event and incident preparedness; and training. We also provide outcomes-based training for operations in austere environments; tactical law enforcement training; critical infrastructure and key resources vulnerability assessments; counter-asymmetric threat awareness, counter-improvised explosive device training; trend analysis, operations and intelligence fusion, and human network analysis; application of technology and tradecraft to leverage non-traditional data sources, including social media; and strategic planning for combat, peacetime, and civil security operations.

•

Intelligence—We serve the Intelligence market with a wide range of capabilities from high-end intelligence engineering to product development to intelligence analysis services. We have cleared and skilled personnel necessary to meet analytical, linguistic, collections, and operational requirements. A significant portion of our analytic work supports national security missions by augmenting government efforts to identify, characterize, and counter asymmetric and conventional threats around the world. We provide automated content tagging, exploitation, and management to turn large volumes of data into actionable intelligence. We build unique systems to locate and identify signals that help the mission of our intelligence professionals. We provide insider threat detection and counter-intelligence solutions to protect people, data, and facilities. Our counter-group analysis offerings utilize CACI-developed tools and methodologies to examine the transactional, hierarchical, temporal, and locational aspects of specific adversarial networks – whether of hackers, insurgents, proliferators, or terrorists – to determine key nodes, vulnerabilities, and intentions. In the area of collection, we emphasize close-access signals acquisition and anomaly detection to support requirements for force protection and human intelligence-enabled penetration of hard targets. Our strong internal procedures and processes enable us to develop and deliver innovative software solutions to help our customers be more effective in their missions. Our integrated approach to the intelligence mission allows us to offer innovative solutions to help support our customers’ most challenging tasks.

•

Investigation & Litigation Support—We support government investigations and litigations for the Securities and Exchange Commission, the Department of Justice, and numerous other federal agencies. The Investigation and Litigation Support (ILS) market focuses on areas present in almost every federal agency, including contract, financial, and personnel issues, torts, claims/case management, intellectual property, and Freedom of Information Act (FOIA) filings. We address the market in three broad categories: ILS information technology (document conversion and cloud hosting, including “big data” analysis and planning); professional services (documents/records management, attorney support, claims management, case management, FOIA, and training); and analytics (computer forensics and eDiscovery). Our services support agencies in their missions to oversee, regulate, and pursue civil and criminal prosecutions related to corporate waste, fraud, abuse, and regulatory violations – supporting agency missions for oversight and enforcement as well as crisis investigation and crisis response. We help attorneys acquire, organize, develop, control, and present evidence throughout the course of litigations. Our portfolio of legal support includes cloud hosting (online evidentiary information management to rapidly enable data storage and accessibility); e-discovery consulting and support; data forensic extraction and analysis (including our American Society of Crime Laboratory Directors/Laboratory Accreditation Board accredited digital forensics laboratory); document/data capture and processing; database development, population, and maintenance; pre-trial, trial, and post-trial support; case management; training; claims processing and management; and FOIA support.

•

Logistics & Material Readiness—In the Logistics and Material Readiness (LMR) market, we offer a full suite of solutions and service offerings that plan for, implement, and control the efficient, effective, and secure flow and storage of goods, services, and information in support of U.S. government agencies. Our LMR clients include customers in the government as well as those in the commercial sector. We provide LMR services in the following disciplines: supply chain management, maintenance material management, warehousing and distribution, logistics operations, integrated product support, product lifecycle management, training logistics, and ordnance logistics. We develop and manage logistics information systems and specialized simulation and modeling toolsets and provide logistics engineering services. Our operational capabilities span the supply chain, including advanced logistics planning, demand forecasting, total asset visibility (including the use of radio frequency identification technology), lifecycle support for weapons systems, and supply chain security. We minimize disruption to the supply chain using ISO 27001 and 28000-based supply chain risk management practices. Our logistics services are a critical enabler in support of defense readiness and combat sustainability objectives.

International Operations

Our international operations are conducted primarily through our operating subsidiaries in Europe, CACI Limited and CACI BV, and account for substantially all revenue generated from international clients and 71.7 percent of our commercial revenue. CACI’s European operations operate primarily in our business systems and enterprise IT market areas.

Headquartered in London, our international operations provide a diverse mix of IT services and proprietary data and software products, serving commercial and government customers throughout the UK, continental Europe and around the world. The organization operates in three addressable markets: marketing solutions, social services and network services.

Competition

We operate in a highly competitive industry that includes many firms, some of which are larger in size and have greater financial resources than we do. We obtain much of our business on the basis of proposals submitted in response to requests from potential and current customers, who may also receive proposals from other firms. Additionally, we face indirect competition from certain government agencies that perform services for themselves similar to those marketed by us. We know of no single competitor that is dominant in our fields of technology. We have a relatively small share of the available worldwide market for our solutions and services and intend to achieve growth and increase market share both organically and through strategic acquisitions.

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

At any one time, we may have over two thousand separate active contracts and/or task orders. In FY2014, the ten top revenue-producing contracts, many of which consist of many task orders, accounted for 37.6 percent of our revenue, or $1.3 billion.

In FY2014, 94.0 percent of our revenue came from U.S. government prime contracts or subcontracts consisting of 72.3 percent from DoD contracts and 21.7 percent from U.S. government civilian agency clients.

Industry Trends

The federal government is a large and sophisticated user of information technology. The nation’s expenditures on military, homeland security, and intelligence operations are substantially larger than those of any of its allies or adversaries. Budgets for these operations have nearly doubled since the terrorist attacks in 2001. We believe that the following trends will impact the federal government’s future spending on the types of services we provide:

•

U.S. Government fiscal budget issues will continue to introduce uncertainty and delays into procurement actions. As a partial response to budget pressures, the government may rely more heavily on awarding contracts to the low priced-technically acceptable offeror.

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

We continue to expect to see a steady stream of funding for transformational activities that yield results in a shorter timeframe to maximize investments with more stable and predictable information system outcomes. As the amount of data and information grows, and persistent threats to our national security continue, the demands for applications will grow as well, putting a higher value on faster and more efficient/effective technologies. We expect this demand to result in an increasing need for rapid deployment of cyber solutions, cloud computing, mobile applications, and data analytics. An additional area of cyber emphasis is the security of the supply chain. While technology provides part of the answer, the integration of processes and personnel using forward-looking systems and sound architectures is more likely to provide cost savings and performance efficiencies.

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

•	Funding to support the use of military and intelligence assets, particularly special operating forces, to combat these threats is not likely to change dramatically.

•	Logistics and force protection operations will continue. We anticipate a continuing need to re-set and modernize equipment and infrastructure as forces return from deployments.

•	Non-Security Market Opportunities

•	The intersection of law enforcement and intelligence is expected to continue to create opportunities supporting the Departments of Homeland Security, Justice, and State.

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

•

As companies strive to expand by increasing market share, there is increasing competition for acquisition candidates. Niche players in cyber, healthcare and data analytics are in particularly high demand.

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

Recent Significant Acquisitions

During the past three fiscal years, we completed a total of nine acquisitions, seven in the U.S. and two supporting our international operations, including:

•

The November 15, 2013 acquisition of Six3 Systems, a provider of highly specialized support to the national security community in the areas of cyber and signals intelligence; intelligence, surveillance and reconnaissance; and intelligence operations, for $820.0 million plus $25.8 million representing estimated cash and net working capital adjustment.

•

The December 31, 2012 acquisition of IDL Solutions, Inc., a provider of information technology solutions, applications, and mission-critical systems support to healthcare IT clients and other civilian agencies for $21.5 million.

•	The November 30, 2012 acquisition of Emergint Technologies, Inc., a provider of emerging technology solutions focused on the data-driven needs of national health organizations for $36.0 million.

•	The July 2, 2012 acquisition of Delta Solutions and Technologies, Inc., a provider of financial management and business services to the federal government for $42.5 million.

•	The October 3, 2011 acquisition of Advanced Programs Group, LLC, a provider of Oracle e-Business Services to the U.S. government for $66.0 million.

•

The September 1, 2011 acquisition of Paradigm Solutions Corporation, a provider of cybersecurity and enterprise IT solutions to clients in federal civilian agencies, the DoD, and the Intelligence Community for $61.5 million.

•

The July 1, 2011 acquisition of Pangia Technologies, LLC, a software engineering services company that provides technical solutions in the areas of computer network operations, information assurance, mission systems, software and systems engineering, and IT infrastructure support for $41.0 million.

Seasonal Nature of Business

Our business in general is not seasonal, although the summer and holiday seasons affect our revenue because of the impact of holidays and vacations on our labor and on product and service sales by our international operations. Variations in our business also may occur at the expiration of major contracts until such contracts are renewed or new business is obtained.

The U.S. government’s fiscal year ends on September 30 of each year. It is not uncommon for government agencies to award extra tasks or complete other contract actions in the weeks before the end of a fiscal year in order to avoid the loss of unexpended funds. Moreover, in years when the U.S. government does not complete the budget process for the next fiscal year before the end of September, government operations whose appropriations legislation has not been signed into law are funded under a continuing resolution that authorizes them to continue to operate but traditionally does not authorize new spending initiatives.

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

Patents, Trademarks, Trade Secrets and Licenses

We own approximately nine patents and patent applications in the United States. While we believe our patents are valid, we do not consider that our business is dependent on patent protection in any material way. We claim copyright, trademark and other proprietary rights in a variety of intellectual property, including each of our proprietary computer software and data products and the related documentation. We presently own approximately 22 registered trademarks and service marks and applications in the U.S. and approximately 32 registered trademarks and service marks in other countries, primarily the U.K. All of our registered trademarks and service marks may be renewed indefinitely. In addition, we assert copyrights in essentially all of our electronic and hard copy publications, proprietary software and data products, which rights can be maintained for up to 75 years. Because most of our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections and benefit from them as discriminators in competition. We are also a party to agreements that give us the right to distribute computer software, data and other products owned by other companies, and to receive income from such distribution. As a systems integrator, it is important that we maintain access to software, data and products supplied by such third parties, but we generally have experienced little difficulty in doing so. The durations of such agreements vary according to the terms of the agreements themselves.

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

Backlog

Our total backlog as of June 30, 2014, which consists primarily of contracts with the U.S. government, was $7.1 billion, of which $1.6 billion was for funded orders. Total backlog as of June 30, 2013 was $6.9 billion. We presently anticipate, based on current revenue projections, that the majority of the funded backlog as of June 30, 2014 will result in revenue during the fiscal year ending June 30, 2015.

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

Business Segments, Foreign Operations, and Major Customers

Additional business segment, foreign operations and major customer information is provided in our Consolidated Financial Statements contained in this report. In particular, see Note 16, Business Segment, Customer and Geographic Information in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Revenue by Contract Type

The following information is provided on the amounts of our revenue attributable to cost reimbursable, firm fixed-price (including proprietary software product sales) and T&M contracts during each of the last three fiscal years:

	Years ended June 30,
	2014		2013		2012
	(dollars in thousands)
Cost reimbursable	$1,744,959	49.0%	$1,783,430	48.4%	$1,659,764	44.0%
Firm fixed-price	1,095,449	30.7	1,034,016	28.1	1,057,663	28.0
Time and materials	724,154	20.3	864,544	23.5	1,057,046	28.0

Total	$3,564,562	100.0%	$3,681,990	100.0%	$3,774,473	100.0%

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

We derived 94.0 percent of our total revenue in FY2014 and 94.4 percent of our total revenue in FY2013 from federal government contracts, either as a prime contractor or a subcontractor. We derived 72.3 percent of our total revenue in FY2014 and 74.3 percent of our total revenue in FY2013 from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, the General Services Administration, or any significant agency in the intelligence community or the DoD, or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could be materially and adversely affected.

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

Subsequent to the enactment of the Budget Act of 2011, the Congress and the Administration were unable to reach agreement on budget reduction measures required by the legislation. The Budget Act required total projected defense spending to decline by $487 billion from the government’s fiscal year 2012 through 2021. It also included a sequester mechanism that imposed additional defense cuts of $500 billion over nine years starting in the government’s fiscal year 2013 if the Congress did not identify a means to reduce the U.S. deficit by $1.2 trillion. In March 2013, as required by the Budget Act, the President ordered sequestration into effect which triggered automatic reductions in both defense and domestic discretionary spending for the government’s fiscal year 2013. Sequestration continued into the government’s fiscal year 2014; however, the BBA of 2013, signed into law in late December of 2013, revised the amount of discretionary spending to be reduced for the government’s fiscal years 2014 and 2015 as originally allowed under the Budget Act. Even with the reduced amount of sequestration for the government’s fiscal years 2014 and 2015, the resulting automatic across-the-board budget cuts are having and may continue to have significant consequences to our business and industry.

In years when Congress does not complete its budget process before the end of its fiscal year (September 30), government operations are funded through a CR that temporarily funds federal agencies. Recent CRs have generally provided funding at the levels provided in the previous fiscal year and have not authorized new spending initiatives. When the federal government operates under a CR, delays can occur in the procurement of products and services. Historically, such delays have not had a material effect on our business; however, should funding of the federal government continue to be provided through CRs during its fiscal year beginning on October 1, 2014 and extended through the entire government 2015 fiscal year, and sequestration continues as part of the implementation of the Budget Act, it could have significant consequences to our business and our industry. If Congress cannot complete its budget process or does not pass a CR by the end of September, a shutdown of the federal government will result on October 1, 2014, as happened in October 2013. Were a shutdown to occur, it could result in our incurring substantial labor or other costs without being reimbursed under our contracts or the delaying or cancelling of certain programs. This could also have an adverse effect on our business and our industry.

At times, we may continue to work without funding, and use our funds in order to meet our customer’s desired delivery dates for products or services. It is uncertain at this time which of our programs’ funding could be reduced in future years or whether new legislation will be passed by Congress in the next fiscal year that could result in additional or alternative funding cuts.

Additionally, our business could be seriously affected if the demand for and priority of funding for combat operations in Afghanistan decreases faster than we have anticipated or if we experience an increase in set-asides for small businesses which could result in our inability to compete directly for prime contracts.

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

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may be unable to recover even those amounts and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. Depending on the value of a contract, such termination could cause our actual results to differ materially and adversely from those anticipated. Certain contracts also contain organizational conflict of interest (OCI) clauses that limit our ability to compete for or perform certain other contracts. OCIs arise any time we engage in activities that (i) make us unable or potentially unable to render impartial assistance or advice to the government; (ii) impair or might impair our objectivity in performing contract work; or (iii) provide us with an unfair competitive advantage. For example, when we work on the design of a particular system, we may be precluded from competing for the contract to develop and install that system. Depending upon the value of the matters affected, an OCI issue that precludes our participation in or performance of a program or contract could cause our actual results to differ materially and adversely from those anticipated.

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

Our contracts and task orders with the federal government are typically awarded through a competitive bidding process. We expect that much of the business that we will seek in the foreseeable future will continue to be awarded through competitive bidding. Budgetary pressures and changes in the procurement process have caused many government clients to increasingly purchase goods and services through IDIQ contracts, GSA schedule contracts and other government-wide acquisition contracts. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenue under each such contract. In addition, in consideration of the practice of agencies awarding work under such contracts that is arguably outside the intended scope of the contracts, both the GSA and the DoD have initiated programs aimed to ensure that all work fits properly within the scope of the contract under which it is awarded. The net effect of such programs may reduce the number of bidding opportunities available to us. Moreover, even if we are highly qualified to work on a particular new contract, we might not be awarded business because of the federal government’s policy and practice of maintaining a diverse contracting base.

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

Many of our federal government contracts require us to have security clearances and employ personnel with specified levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees lose or are unable to obtain necessary security clearances, we may not be able to win new business and our existing clients could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract which could cause our results to differ materially and adversely from those anticipated.

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

The federal government may change its procurement practices, or adopt new contracting rules and regulations, such as those related to cost accounting standards. It could also adopt new contracting methods relating to GSA contracts or other government-wide contracts, adopt new socio-economic requirements, or change the basis upon which it reimburses our compensation and other expenses or otherwise limit such reimbursements. In all such cases, there is uncertainty surrounding the changes and what actual impacts they may have on contractors. These changes could impair our ability to obtain new contracts or win re-competed contracts or adversely affect our future profit margin. Any new contracting methods could be costly or administratively difficult for us to satisfy and, as a result, could cause actual results to differ materially and adversely from those anticipated.

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

Our contracts and administrative processes and systems are subject to audits and cost adjustments by the federal government, which could reduce our revenue, disrupt our business, or otherwise adversely affect our results of operations.

Federal government agencies, including the Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also evaluate the adequacy of internal controls over our business systems, including our purchasing, accounting, estimating, earned value management, and government property systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially and adversely from those anticipated. DCAA audits for costs incurred on work performed after June 30, 2007 have not yet been completed. In addition, DCAA audits for costs incurred by our recent acquisitions for certain periods prior to acquisition have not yet been completed. We do not know the outcome of any existing or future audits and if any future audit adjustments significantly exceed our estimates, our profitability could be adversely affected.

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

We perform a portion of our engagements on a variety of fixed-price contract vehicles. We derived 30.7 percent of our total revenue in FY2014 and 28.1 percent of our total revenue in FY2013 from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a T&M basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.

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

At June 30, 2014, our backlog included cost reimbursable, T&M and fixed-price contracts. Cost reimbursable and T&M contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may vary materially and adversely depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

We depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. If the federal government, any of our other clients or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially and adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds or lack of an approved budget. In addition, the DCAA may revoke our direct billing privileges, which would adversely affect our ability to collect our receivables in a timely manner. Contracting officers have the authority to impose contractual withholdings, which can also adversely affect our ability to collect timely. The Defense Federal Acquisition Regulations require DoD contracting officers to impose contractual withholdings at no less than certain minimum levels if a contracting officer determines that one or more of a contractor’s business systems have one or more significant deficiencies. Some prime contractors for whom we are a subcontractor have significantly less financial resources than we do, which may increase the risk that we may not be paid in full or payment may be delayed. If we experience difficulties collecting receivables, it could cause our actual results to differ materially and adversely from those anticipated.

We have substantial investments in recorded goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

Goodwill accounts for $2.2 billion of our recorded total assets. We evaluate the recoverability of recorded goodwill amounts annually or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income.

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

We conduct the majority of our international operations in the United Kingdom and the Netherlands. Our international operations comprised 4.0 percent of our revenue in FY2014 and 3.7 percent of our revenue in FY2013. Our international operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound and the Euro, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

Approximately 74.5 percent of the revenue generated by our international operations are also subject to risks associated with operating a commercial as opposed to a government contracting business, including the effects of general economic conditions in Europe on the telecommunications, computer software and computer services sectors and the impact of more concentrated and intense competition for the reduced volume of work available in those sectors. We are marketing our services to clients in industries that are new to us and our efforts in that regard may be unsuccessful. Other factors that may adversely affect our international operations are difficulties relating to managing our business internationally, integrating recent acquisitions, multiple tax structures and adverse changes in foreign exchange rates. Any of these factors could cause our actual results to differ materially and adversely from those anticipated.

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

The Credit Facility consists of an $850.0 million revolving credit facility (the Revolving Facility) and an $831.3 million term loan facility (the Term Loan). The Revolving Facility has subfacilities of $50.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $400.0 million or an amount subject to 2.75 times senior secured leverage, calculated assuming the revolving Facility is fully drawn, with applicable lender approvals. At June 30, 2014, $475.0 million was outstanding under the revolving credit facility and $810.5 million was outstanding under the term loan. In addition, the terms of the Credit Facility allow us to incur additional indebtedness from other sources so long as we satisfy the covenants in the agreement governing the Credit Facility. If new debt is added to our current debt levels, the risks related to our ability to service that debt could increase.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

The Credit Facility matures on November 15, 2018. Principal payments under the term loan are due in quarterly installments. Our business may not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.

A change in control or fundamental change may adversely affect us.

The Credit Facility provides that certain change in control events with respect to us will constitute a default.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of June 30, 2014, we leased office space at 111 U.S. locations containing an aggregate of approximately 2.4 million square feet located in 23 states and the District of Columbia. In four countries outside the U.S., we leased office space at 12 locations containing an aggregate of approximately 64,000 square feet. Our leases expire primarily within the next five years, with the exception of nine leases in the Washington, DC metropolitan area and four leases outside of the metro area, which will expire within the next five to 10 years. We anticipate that most of these leases will be renewed or replaced by other leases. All of our offices are in reasonably modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

We maintain our corporate headquarters in approximately 99,000 square feet of space at 1100 North Glebe Road, Arlington, Virginia. See Note 14, Leases, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information regarding our lease commitments.

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

On July 24, 2013, Plaintiffs filed a Notice of Appeal of the district court’s June 26 decision.

On March 18, 2014, a three judge panel of the United States Court of Appeals for the Fourth Circuit held a hearing on Plaintiffs’ appeal and took the matters under advisement. On June 30, 2014, the three judge panel vacated the district court’s June 26, 2013 Order and remanded Plaintiffs’ claims for further proceeding.

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

The ranges of high and low sales prices of our common stock quoted on the New York Stock Exchange for each quarter during the fiscal years ended June 30, 2014 and 2013 were as follows:

	2014		2013
Quarter	High	Low	High	Low
1st	$70.00	$60.52	$57.97	$50.79
2nd	$74.27	$66.09	$57.07	$48.56
3rd	$80.77	$70.01	$58.49	$49.98
4th	$74.89	$67.01	$65.52	$54.05

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

As of August 21, 2014, the number of stockholders of record of our common stock was approximately 285. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2014	12,063	$70.36	991,197	258,803
May 2014	—	—	—	—
June 2014	—	—	—	—

Total	12,063	$70.36	991,197

The following graph compares the cumulative 5-year total return to shareholders on CACI International Inc’s common stock relative to the cumulative total returns of the Russell 1000 index and the Dow Jones U.S. Computer Services Total Stock Market index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2009 and tracks it through June 30, 2014.

Comparison of Five Year Cumulative Total Returns

Performance Graph for

CACI International Inc

	June 30,
	2009	2010	2011	2012	2013	2014
CACI International Inc	100.00	99.46	147.69	128.82	148.65	164.39
Russell 1000	100.00	115.20	151.98	158.63	192.33	241.10
Dow Jones U.S. Computer Services Total Stock Market	100.00	122.83	172.18	192.86	193.97	203.60

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements for each of the fiscal years in the five year period ended June 30, 2014. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto, included in Part II in this Annual Report on Form 10-K.

Income Statement Data

	Years ended June 30,
	2014	2013	2012	2011	2010
	(amounts in thousands, except per share data)
Revenue	$3,564,562	$3,681,990	$3,774,473	$3,577,780	$3,149,131
Costs of revenue	3,307,159	3,411,149	3,474,624	3,326,379	2,954,349
Net income attributable to CACI	135,316	151,689	167,454	144,218	106,515
Earnings per common share and common share equivalent:
Basic:
Weighted-average shares outstanding	23,429	23,010	27,077	30,281	30,138
Earnings per share	$5.78	$6.59	$6.18	$4.76	$3.53
Diluted:
Weighted-average shares and equivalent shares outstanding	25,155	23,885	28,111	31,300	30,676
Earnings per share	$5.38	$6.35	$5.96	$4.61	$3.47

Balance Sheet Data

	As of June 30,
	2014	2013		2012	2011	2010
	(amounts in thousands)
Total assets	$3,359,138	$2,497,071		$2,388,222	$2,320,131	$2,244,766
Long-term liabilities	1,577,385	547,005		738,848	573,294	413,188
Working capital	313,262	(18,713	)(1)	200,863	344,857	182,323
Shareholders’ equity	1,359,166	1,207,572		1,164,445	1,309,616	1,173,155

(1)	Reflects the classification of the Notes, which were due May 1, 2014, as a current liability as of June 30, 2013.

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

Overview

We are a leading provider of information solutions and services to the U.S. government. We derived 94.0 percent of our revenue during the year ended June 30, 2014 from contracts with U.S. government agencies, including 72.3 percent from DoD customers and 21.7 percent from U.S. federal civilian agency customers including the Department of Homeland Security. We also provide services to state and local governments, commercial customers and agencies of foreign governments.

Budgetary pressures and sequestration have created a challenging environment for us and other companies in our industry. For further information on the trends currently impacting us, please see Item 1, Business – Industry Trends.

For the year ended June 30, 2014, 89.5 percent of our revenue was from contracts where we were the lead, or “prime,” contractor. Our contract base has approximately 580 active contracts and 1,507 active task orders. We have a diverse mix of contract types, with 49.0 percent, 30.7 percent, and 20.3 percent of our revenue for the year ended June 30, 2014, derived from cost-reimbursable, fixed-price and time and materials (T&M) contracts, respectively.

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

Revenue Recognition/Contract Accounting

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is probable.

We generate almost all of our revenue from three different types of contractual arrangements: cost-plus-fee, T&M, and fixed-price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of allowable costs incurred plus an estimate of the applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, and that are subject to the provisions of Accounting Standards Codification (ASC) Section 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts (ASC 605-35), we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance. For such cost-plus-fee contracts subject to the provisions of ASC 605-10-S99, Revenue Recognition – SEC Materials (ASC 605-10-S99), we recognize the relevant portion of the fee upon customer approval. Revenue on T&M contracts is recognized to the extent of billable rates times hours delivered for services provided, to the extent of material cost for products delivered to customers, and to the extent of expenses incurred on behalf of the customers. Shipping and handling fees charged to the customers are recognized as revenue at the time products are delivered to the customers.

We have several basic categories of fixed price contracts: fixed unit price, fixed price-level of effort, and fixed price-completion. Revenue on fixed unit price contracts, where specified units of output under service arrangements are delivered, is recognized as units are delivered based on the specified price per unit. Revenue on fixed unit price maintenance contracts is recognized ratably over the length of the service period. Revenue for fixed price-level of effort contracts is recognized based upon the number of units of labor actually delivered multiplied by the agreed rate for each unit of labor.

A significant portion of our fixed price-completion contracts involve the design and development of complex client systems. For these contracts that are within the scope of ASC 605-35, revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs. For fixed price-completion contracts that are not within the scope of ASC 605-35, revenue is generally recognized over the period when services are provided.

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

We evaluate goodwill at least annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation includes comparing the fair value of the relevant reporting unit to the carrying value, including goodwill, of such unit. The level at which we test goodwill for impairment requires us to determine whether the operations below our operating segments constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. Impairment is measured by comparing the derived fair value of the goodwill to its carrying value. Separately identifiable intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment if impairment indicators are present.

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

We evaluate goodwill as of the first day of the fourth quarter. In addition, we will perform interim impairment testing should circumstances requiring it arise. We completed our annual goodwill assessment as of April 1, 2014 and no impairment charge was necessary as a result of this assessment. We have concluded that none of our reporting units are at risk of a goodwill impairment in the near term as their fair values are considerably greater than their carrying values.

Determining the fair values of the reporting units inherently involves management judgments regarding assumptions about future sales, profits and cash flows and the effect of the market conditions on those assumptions. Due to the variables inherent in the estimation of a reporting unit’s fair value and the relative size of our goodwill, differences in assumptions could have a material effect on one or more of our reporting units and could result in a goodwill impairment charge in a future period.

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

Consolidated Statements of Operations

Years ended June 30,

							Year to Year Change
	2014	2013	2012	2014	2013	2012	2013 to 2014		2012 to 2013
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(dollar amounts in thousands)
Revenue	$3,564,562	$3,681,990	$3,774,473	100.0%	100.0%	100.0%	$(117,428)	(3.2)%	$(92,483)	(2.5)%

Costs of revenue
Direct costs	2,426,520	2,535,606	2,598,890	68.1	68.8	68.9	(109,086)	(4.3)	(63,284)	(2.4)
Indirect costs and selling expenses	815,458	821,465	819,772	22.9	22.3	21.7	(6,007)	(0.7)	1,693	0.2
Depreciation and amortization	65,181	54,078	55,962	1.8	1.5	1.5	11,103	20.5	(1,884)	(3.4)

Total costs of revenue	3,307,159	3,411,149	3,474,624	92.8	92.6	92.1	(103,990)	(3.0)	(63,475)	(1.8)

Income from operations	257,403	270,841	299,849	7.2	7.4	7.9	(13,438)	(5.0)	(29,008)	(9.7)
Interest expense and other, net	38,158	25,818	24,101	1.1	0.7	0.6	12,340	47.8	1,717	7.1

Income before income taxes	219,245	245,023	275,748	6.1	6.7	7.3	(25,778)	(10.5)	(30,725)	(11.1)
Income taxes	83,326	92,347	107,537	2.3	2.6	2.9	(9,021)	(9.8)	(15,190)	(14.1)

Net income including portion attributable to noncontrolling interest in earnings of joint venture	135,919	152,676	168,211	3.8	4.1	4.4	(16,757)	(11.0)	(15,535)	(9.2)
Noncontrolling interest in earnings of joint venture	(603)	(987)	(757)	(0.0)	(0.0)	(0.0)	384	38.9	(230)	30.4

Net income attributable to CACI	$135,316	$151,689	$167,454	3.8%	4.1%	4.4%	$(16,373)	(10.8)%	$(15,765)	(9.4)%

Revenue

For FY2014, our total revenue decreased from FY2013 by $117.4 million, or 3.2 percent, primarily related to a decrease in revenue from DoD. Six3 Systems, acquired November 15, 2013, generated $268.4 million of revenue from its date of acquisition through June 30, 2014. Excluding the Six3 Systems revenue, revenue decreased by 10.5 percent year over year. This decrease in revenue was primarily attributable to delays in planned awards, lower run rates on professional services contracts, reductions in Afghanistan-related material purchases, and the government shutdown which occurred between October 1 and October 16, 2013.

For FY2013, our total revenue decreased by $92.5 million, or 2.5 percent. Our revenue from existing operations decreased 5.7 percent, or $216.8 million, primarily related to a decrease in revenue from DoD. This decrease was partially offset by $124.3 million of revenue associated with acquired businesses.

The following table summarizes revenue earned by each of the customer groups for the three most recent fiscal years:

	Years ended June 30,
	2014		2013		2012
	(dollar amounts in thousands)
Department of Defense	$2,578,024	72.3%	$2,735,102	74.3%	$2,944,924	78.0%
Federal civilian agencies	771,662	21.7	741,053	20.1	620,870	16.5
Commercial and other	199,521	5.6	190,142	5.2	193,840	5.1
State and local governments	15,355	0.4	15,693	0.4	14,839	0.4

Total	$3,564,562	100.0%	$3,681,990	100.0%	$3,774,473	100.0%

Revenue from DoD customers decreased 5.7 percent, or $157.1 million, to $2.6 billion for FY2014 as compared to FY2013. This decrease was attributable primarily to lower other direct costs (ODCs) as a result of both the draw down in Afghanistan and sequestration-related reductions, the government shut down which occurred between October 1 and October 16, 2013 and resulted in a reduction of approximately $13.0 million of revenue. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems. DoD revenue also includes work with the U.S. Navy, and other DoD agencies.

Revenue from DoD customers decreased 7.1 percent, or $209.8 million, to $2.7 billion for FY2013 as compared to FY2012. This decrease was attributable primarily to lower other direct costs (ODCs) as a result of both the draw down in Afghanistan and sequestration-related reductions.

Revenue from federal civilian agencies increased 4.1 percent, or $30.6 million, to $771.7 million during FY2014 as compared to FY2013. This increase is attributable to recent acquisitions as well as growth in certain on-going federal civilian agency programs. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Revenue from federal civilian agencies increased 19.4 percent, or $120.2 million, to $741.1 million during FY2013 as compared to FY2012. Of the federal civilian agency revenue growth, $96.6 million was attributable to acquisitions.

Commercial and other revenue increased 4.9 percent, or $9.4 million, to $199.5 million in FY2014 as compared to FY2013. Commercial revenue is derived from both international and domestic operations. In FY2014, international operations accounted for 71.7 percent, or $143.0 million, of the total commercial revenue, while domestic operations accounted for 28.3 percent, or $56.5 million.

Commercial and other revenue decreased 1.9 percent, or $3.7 million, to $190.1 million in FY2013 as compared to FY2012. During FY2012, we had a commercial product sale that generated $12.0 million in revenue. In FY2013, international operations accounted for 70.8 percent, or $134.5 million, of the total commercial revenue, while domestic operations accounted for 29.2 percent, or $55.6 million.

Revenue from state and local governments decreased by 2.2 percent, or $0.3 million during FY2014, as compared to FY2013. In FY2013 as compared to FY2012, revenue from state and local governments increased by 5.8 percent, or $0.9 million. Revenue from state and local governments represented less than one percent of our total revenue in each of FY2014, FY2013, and FY2012.

Income from Operations

Income from operations decreased 5.0 percent or $13.4 million, in FY2014 as compared to FY2013. Our operating margin was 7.2 percent, down from 7.4 percent during the same period a year ago. This decrease in margin is primarily attributable to acquisition-related costs and the amortization of intangibles acquired in the Six3 Systems acquisition plus one-time expenses associated with the acquisition of Six3 Systems. Income from operations decreased 9.7 percent, or $29.0 million, in FY2013 as compared to FY2012. Our operating margin in FY2013 of 7.4 percent decreased from 7.9 percent in FY2012. Operating margin during FY2012 was favorably impacted by greater than expected profitability on a large fixed price contract.

During the fiscal years ended June 30, 2014, 2013, and 2012, as a percentage of revenue, total direct costs were 68.1 percent, 68.8 percent, and 68.9 percent, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontracted labor and materials along with equipment purchases and travel expenses. ODCs, which are common in our industry, typically are incurred in response to specific client tasks and may vary from period to period.

The single largest component of direct costs, direct labor, was $1.0 billion, $1.0 billion and $977.7 million in FY2014, FY2013, and FY2012, respectively. ODCs were $1.4 billion, $1.5 billion, and $1.6 billion in FY2014, FY2013, and FY2012, respectively. This decrease from FY2013 to FY2014 was primarily driven by the October 2013 government shutdown and reductions in ODCs in Afghanistan related material purchases and subcontract labor.

Indirect costs and selling expenses which include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor and other discretionary expenses, decreased $6.0 million or 0.7 percent in FY2014 as compared to FY2013. The decrease is primarily attributable to cost reduction activities that were implemented in the second half of FY2013 and during FY2014. As a percentage of revenue indirect costs and selling expenses were 22.9 percent, 22.3 percent and 21.7 percent for FY2014, FY2013 and FY2012, respectively. Indirect cost and selling expenses in FY2014 included $11.7 million of expenses associated with the acquisition of Six3 Systems including $4.2 million of expenses associated with retention bonuses that are part of the agreements we have with certain Six3 Systems executives. In addition, indirect costs for FY2014 included $4.1 million loss on extinguishment of indebtedness.

Indirect costs and selling expenses increased $1.7 million or 0.2 percent in FY2013 as compared to FY2012. As a percentage of revenue indirect costs and selling expenses were 22.3 percent and 21.7 percent for FY2013 and FY2012, respectively. In addition to an increase in fringe benefit expense associated with our increase in direct labor, indirect costs and selling expenses were increased by $7.1 million of severance expense and $2.3 million of lease-related expenses associated with cost reduction activities. These actions resulted from a strategic review of our business in response to sequestration and other government actions which negatively impacted our operations. Bonus expense recorded in FY2013, which in large part is based on the Company’s performance, was $34.3 million lower than bonus expense recorded in FY2012.

Depreciation and amortization expense increased $11.1 million, or 20.5 percent, in FY2014 as compared to FY2013. The increase was primarily attributable to amortization of intangible assets associated with the Six3 Systems acquisition. In FY2013 as compared to FY2012, depreciation and amortization expense decreased $1.9 million, or 3.4 percent. The decrease was attributable to decreased amortization of intangible assets offset by increases in depreciation and leasehold improvement amortization expense.

Net interest expense and other increased $12.3 million, or 47.8 percent, in FY2014 as compared to FY2013. This increase was primarily attributable to the additional indebtedness incurred in connection with the Six3 Systems acquisition. Net interest expense and other increased $1.7 million, or 7.1 percent, in FY2013 as compared to FY2012 primarily as a result of an increase in interest expense related to higher outstanding debt. Interest expense and other includes a reduction for our share of the net income of AC First, LLC, a venture between us and AECOM Government Services, Inc. of $1.5 million in FY2014 and $2.6 million in FY2013.

The effective income tax rates in FY2014, FY2013, and FY2012, were 38.1 percent, 37.8 percent, and 39.1 percent, respectively. The tax rate in each year benefitted from tax benefits related to deductions claimed for income from qualified domestic production activities and non-taxable gains on assets invested in corporate-owned life insurance (COLI) policies.

Quarterly Financial Information

Quarterly financial data for the two most recent fiscal years is provided in Note 25, Quarterly Financial Data, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Effects of Inflation

During FY2014, 49.0 percent of our business was conducted under cost-reimbursable contracts which automatically adjust revenue to cover costs that are affected by inflation. 20.3 percent of our revenue was earned under T&M contracts, where labor rates for many of the services provided are often fixed for several years. Under certain T&M contracts containing IDIQ procurement arrangements, we do adjust labor rates annually as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our T&M and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $198.6 million, $249.3 million and $271.2 million for the years ended June 30, 2014, 2013 and 2012, respectively.

The Credit Facility is a $1,681.3 million credit facility, which includes a $850.0 million revolving credit facility (the Revolving Facility), and a $831.3 million term loan (the Term Loan). The Revolving Facility has subfacilities of $50.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. At June 30, 2014, $810.5 million was outstanding under the Term Loan, $475.0 million was outstanding under the Revolving Facility, we had no borrowings on the swing line and a $0.4 million letter of credit was outstanding. As of June 30, 2014, the Credit Facility had an accordion feature that would allow the facility to be expanded in an aggregate amount of up to the sum of $400.0 million plus an amount such that the Consolidated Senior Secured Leverage Ratio would not be greater than 2.75:1.0.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $10.4 million through December 31, 2016 and $20.8 million thereafter through September 30, 2018, with the balance due in full on November 15, 2018.

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

Cash and cash equivalents were $64.5 million and $64.3 million as of June 30, 2014 and 2013, respectively. Our operating cash flow was $198.6 million for FY2014, compared to $249.3 million for the same period a year ago. Days-sales outstanding were 59 and 58 at June 30, 2014 and 2013, respectively.

We used $851.7 million and $127.4 million of cash in investing activities during FY2014 and FY2013, respectively. During the twelve months ended June 30, 2014 we paid $839.1 million for business acquisitions, as compared to $107.0 million during the same period a year ago. Purchases of office and computer related equipment of $15.3 million and $15.4 million in FY2014 and FY2013, respectively, accounted for a majority of the remaining funds used in investing activities. Generally, we have relatively low capital expenditure requirements for our business, and expect these expenditures in the coming years to remain consistent with the levels reported in FY2014.

Cash flows provided by financing activities were $651.5 million during FY2014 while cash used in financing activities was $73.0 million during FY2013. During the year ended June 30, 2014, we had net borrowings of $660.9 million under our Credit Facility. During FY2014 our net borrowings were primarily used to finance the Six3 Systems acquisition. During FY2013 we had net borrowings of $46.9 million. Those borrowings along with our available cash balance and our operating cash flow funded our repurchase of 2.3 million shares of company stock for $127.5 million and the acquisitions made during FY2013. During the year ended June 30, 2013 we paid $3.2 million in settlement of contingent consideration for acquisitions completed during the year ended June 30, 2011 as compared to $3.3 million of contingent consideration associated with prior year acquisitions paid during the year ended June 30, 2014. Cash flows from financing activities benefited from proceeds received from the exercise of stock options and purchases of stock under the CACI International Inc Employee Stock Purchase Plan (ESPP). Proceeds from these activities totaled $3.5 million and $17.6 million during FY2014 and FY2013, respectively.

We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. On May 1, 2014, we paid off the $300.0 million convertible notes with cash on hand and the revolving debt facility. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under the Credit Facility will depend on our future financial performance which will be affected by many factors outside of our control, including current worldwide economic conditions.

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of June 30, 2014, we had an outstanding letter of credit of $0.4 million. We have no other material off-balance sheet financing arrangements.

The following table summarizes our contractual obligations as of June 30, 2014 that require us to make future cash payments:

	Payments Due By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(amounts in thousands)
Contractual obligations(1):
Bank credit facility-term loan(2)	$810,469	$41,563	$103,906	$665,000	$—
Interest Payments(5)	91,814	23,365	43,993	24,456	—
Bank credit facility-revolver loan(2)	475,000	—	—	475,000	—
Operating leases(3)	241,373	49,065	85,192	55,002	52,114
Other long-term liabilities reflected on our balance sheet under generally accepted accounting principles (GAAP)
Deferred compensation(4)	84,363	6,906	8,895	6,042	62,520

Total	$1,703,019	$120,899	$241,986	$1,225,500	$114,634

(1)	The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. See Note 19 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information regarding taxes and related matters.
(2)	See Note 13 to our consolidated financial statements for additional information regarding debt and related matters.
(3)	See Note 14 to our consolidated financial statements for additional information regarding operating lease commitments.
(4)	This liability is substantially offset by investments held by the plan provider to fund the payment of the liability to the plan participant. See Note 20 to our consolidated financial statements.
(5)	Interest payments are estimated through the maturity date of the Term Loan. Variable rate interest obligations are estimated based on rates as of June 30, 2014. Interest payments under the Revolving Facility have been excluded because a reasonable estimate of the timing and amount of cash out flows cannot be determined.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $400 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the twelve months ended June 30, 2014 would have fluctuated by approximately $7.5 million.

Approximately 4.0 percent and 3.7 percent of our total revenue in FY2014 and FY2013, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of June 30, 2014, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately

$16.4 million. Although these balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to reinvest earnings from our foreign subsidiaries. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2014. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

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

With the participation of our CEO and CFO, we performed an evaluation of the effectiveness of the internal control over financial reporting to comply with the rules on internal control over financial reporting issued pursuant to the Sarbanes-Oxley Act of 2002. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 Framework). Based on the evaluation procedures, our management, including the CEO and CFO, concluded that, as of June 30, 2014, our internal control over financial reporting was effective based on those criteria. In addition, our independent registered public accounting firm evaluated the effectiveness of our internal control over financial reporting. Management’s report on the effectiveness of internal control over financial reporting, and the independent auditors’ report on internal control over financial reporting, are included in Part IV of this report.

On November 15, 2013, the Company completed the acquisition of Six3 Systems Holdings II, Inc. (Six3 Systems). Six3 Systems represents approximately 4.3% of total assets as of June 30, 2014, 7.5% and 6.6% of revenues and net income, respectively, for the year then ended. As permitted by the SEC, management excluded the acquired company from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014.

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

Item 10. Officers, Directors and Executive Officers of the Registrant

Except for the specific disclosures below, the information required by this Item 10 is included under the headings “Executive Officers” and “Corporate Governance” in our 2014 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2014 (2014 Proxy Statement) and is incorporated by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 is included in the text and tables under the headings “Compensation Discussion and Analysis” and “Executive Compensation” in our 2014 Proxy Statement and is incorporated by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The information required by this Item 12 is included under the headings “Security Ownership of Directors, Executive Officers, Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2014 Proxy Statement and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is included under the headings “Corporate Governance”, “Compensation Discussion and Analysis” and “Executive Compensation” in our 2014 Proxy Statement and is incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included under the heading “Independent Auditor Fees” in our 2014 Proxy Statement and is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

1.	Financial Statements

A.	Report of Management on Internal Control Over Financial Reporting

B.	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

C.	Report of Independent Registered Public Accounting Firm

D.	Consolidated Statements of Operations for the fiscal years ended June 30, 2014, 2013 and 2012

E.	Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2014, 2013 and 2012

F.	Consolidated Balance Sheets as of June 30, 2014 and 2013

G.	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2014, 2013 and 2012

H.	Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2014, 2013 and 2012

I.	Notes to Consolidated Financial Statements

2.	Supplementary Financial Data

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2014, 2013 and 2012

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits

Exhibit No.		Filed with this Form 10-K	Incorporated by Reference
	Description		Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 20, 2014.		8-K	March 25, 2014	3.1

4.1	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Morgan Stanley & Co. International plc, as amended May 11, 2007.		8-K	May 16, 2007	4.4

4.2	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and J.P. Morgan Chase Bank, National Association, as amended May 11, 2007		8-K	May 16, 2007	4.6

Exhibit No.		Filed with this Form 10-K	Incorporated by Reference
	Description		Form	Filing Date	Exhibit No.
4.3	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Bank of America, N.A., as amended May 11, 2007.		8-K	May 16, 2007	4.8

10.1	The 1996 Stock Incentive Plan of CACI International Inc.*		S-8	February 15, 2005	4.3

10.2	Form of Stock Option Agreement between CACI International Inc and certain employees.*		10-K	September 27, 2002	10.10

10.3	Form of Performance Accelerated Stock Option Agreement between CACI International Inc and certain employees.*		10-K	September 27, 2002	10.11

10.4	The 2002 Employee Stock Purchase Plan of CACI International Inc, as amended.*		Def 14A	October 7, 2013	Appendix A

10.5	Amended and Restated Management Stock Purchase Plan of CACI International Inc.*		10-K	August 27, 2008	10.5

10.6	Amended and Restated Employment Agreement dated July 1, 2007 between J.P. London and CACI International Inc.*		10-K	August 29, 2007	10.21

10.7	Severance Compensation Agreement dated October 1, 2007 between Thomas A. Mutryn and CACI International Inc.*		S-1/A	October 9, 2007	10.25

10.8	Severance Compensation Agreement dated June 16, 2008 between Gregory R. Bradford and CACI International Inc.*		10-K	August 27, 2008	10.23

10.9	CACI International Inc 2006 Stock Incentive Plan, as amended and restated.*		Def 14A	October 6, 2011	Appendix A

10.10	Form of Performance Restricted Stock Unit Grant Agreement for Grantees Who are Grandfathered Executives.*		S-8	February 4, 2009	10.2

10.11	Form of Performance Restricted Stock Unit Grant Agreement for Grantees who are Not Eligible for Grandfathered Retirement.*		S-8	February 4, 2009	10.3

Exhibit No.		Filed with this Form 10-K	Incorporated by Reference
	Description		Form	Filing Date	Exhibit No.
10.12	Form of Restricted Stock Unit Grant Agreement for Grantees Who are Grandfathered Executives.*		S-8	February 4, 2009	10.4

10.13	Form of Restricted Stock Unit Grant Agreement for Grantees Who are Not Eligible for Grandfathered Retirement.*		S-8	February 4, 2009	10.5

10.14	Form of Stock-Settled Stock Appreciation Rights Grant Agreement.*		S-8	February 4, 2009	10.6

10.15	Form of Non-Employee Director Restricted Stock Unit Grant Agreement.*		S-8	February 4, 2009	10.7

10.16	Amendment to the CACI International Inc Management Stock Purchase Plan dated June 23, 2010.*		10-K	August 25, 2010	10.34

10.17	Credit Agreement by and among CACI International Inc as borrower; Bank of America, N.A. as administrative agent, swing line lender and L/C issuer; JP Morgan Chase Bank, N.A., as syndication agent; and each of the lenders named therein.		10-Q	November 4, 2010	10.1

10.18	Form of Performance Restricted Stock Unit Grant Agreement between CACI International Inc and certain employees.*		10-Q	February 4, 2011	10.2

10.19	Form of Non-Employee Director Restricted Stock Unit Grant Agreement.*		10-Q	February 4, 2011	10.3

10.20	Form of Restricted Stock Unit Grant Agreement for Grantees enrolled in the Management Stock Purchase Plan of CACI International Inc.*		10-Q	February 4, 2011	10.4

10.21	Form of CACI International Inc 2006 Stock Incentive Plan Restricted Stock Unit (RSU) Grant Agreement.*		10-Q	May 6, 2011	10.1

Exhibit No.		Filed with this Form 10-K	Incorporated by Reference
	Description		Form	Filing Date	Exhibit No.
10.22	Amendment dated May 17, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 17, 2011	10.2

10.23	Form of Non-Employee Director Restricted Stock Unit Grant Agreement.*		10-K	August 29, 2011	10.30

10.24	Amendment dated November 18, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 22, 2011	10.3

10.25	Form of Restricted Stock Unit (RSU) Agreement under CACI International Inc Management Stock Purchase Plan.*		S-8	February 6, 2012	10.13

10.26	Form of Performance RSU Grant Agreement under CACI International Inc 2006 Stock Incentive Plan.*		S-8	February 6, 2012	10.14

10.27	Form of Stock Grant Agreement under CACI International Inc Director Stock Purchase Plan.*		S-8	February 6, 2012	10.15

10.28	Amended and Restated Director Stock Purchase Plan of CACI International Inc.*		10-Q	May 4, 2012	10.1

10.29	Severance Compensation Agreement dated July 1, 2012 between John S. Mengucci and CACI International Inc.*		10-K	August 28, 2012	10.38

10.30	Lender Joinder and Increase Agreement dated as of October 26, 2012 between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	October 31, 2012	10.4

10.31	Amendment dated August 6, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	August 12, 2013	10.4

Exhibit No.		Filed with this Form 10-K	Incorporated by Reference
	Description		Form	Filing Date	Exhibit No.
10.32	Employment Agreement dated February 20, 2013 between Kenneth Asbury and CACI International Inc*		10-K	August 27, 2013	10.40

10.33	Agreement and Plan of Merger by and among Six3 Systems Holdings, LLC, as Stockholder Representative, Six3 Systems Holdings II, Inc., CACI International Inc, CACI, Inc.-FEDERAL, and CACI Acquisition II, Inc., dated October 8, 2013.		10-Q	November 1, 2013	10.1

10.34	Amendment dated October 31, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 5, 2013	10.5

10.35	Amendment dated November 15, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 18, 2013	10.6

21.1	Significant Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

99.1	Certification of Chief Executive Officer pursuant to Regulation 303A.12(b) of the New York Stock Exchange.	X

Exhibit No.		Filed with this Form 10-K	Incorporated by Reference
	Description		Form	Filing Date	Exhibit No.

101	The following materials from the CACI International Inc Annual Report on Form 10-K for the year ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the years ended June 30, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended June 30, 2014, 2013 and 2012, (iii) Consolidated Balance Sheets as of June 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2013 and 2012, (v) Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.**

*	Denotes a management contract, compensatory plan, or arrangement.
**	Submitted electronically herewith.

Report of Management on Internal Control Over Financial Reporting

August 28, 2014

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework (1992 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2014.

On November 15, 2013, the Company completed the acquisition of Six3 Systems Holdings II, Inc. (Six3 Systems). Six3 Systems represents approximately 4.3% of total assets as of June 30, 2014, 7.5% and 6.6% of revenues and net income, respectively, for the year then ended. Management excluded the acquired company from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included herein and has reported on the Company’s internal control over financial reporting as of June 30, 2014.

/s/ KENNETH ASBURY	/s/ THOMAS A. MUTRYN
Kenneth Asbury	Thomas A. Mutryn
President and	Executive Vice President and
Chief Executive Officer and Director	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CACI International Inc

We have audited CACI International Inc’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). CACI International Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Six3 Systems Holdings II, Inc., which is included in the 2014 consolidated financial statements of CACI International Inc and constituted 4.3% and 0.5% of total and net assets, respectively, as of June 30, 2014 and 7.5% and 6.6% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of CACI International Inc also did not include an evaluation of the internal control over financial reporting of Six3 Systems Holdings II, Inc.

In our opinion, CACI International Inc maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CACI International Inc as of June 30, 2014 and 2013, and the

related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014 of CACI International Inc, and our report dated August 28, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CACI International Inc

We have audited the accompanying consolidated balance sheets of CACI International Inc as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CACI International Inc at June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CACI International Inc’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated August 28, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 28, 2014

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Fiscal year ended June 30,
	2014	2013	2012
Revenue	$3,564,562	$3,681,990	$3,774,473

Costs of revenue:
Direct costs	2,426,520	2,535,606	2,598,890
Indirect costs and selling expenses	815,458	821,465	819,772
Depreciation and amortization	65,181	54,078	55,962

Total costs of revenue	3,307,159	3,411,149	3,474,624

Income from operations	257,403	270,841	299,849
Interest expense and other, net	38,158	25,818	24,101

Income before income taxes	219,245	245,023	275,748
Income taxes	83,326	92,347	107,537

Net income including portion attributable to noncontrolling interest in earnings of joint venture	135,919	152,676	168,211
Noncontrolling interest in earnings of joint venture	(603)	(987)	(757)

Net income attributable to CACI	$135,316	$151,689	$167,454

Basic earnings per share	$5.78	$6.59	$6.18

Diluted earnings per share	$5.38	$6.35	$5.96

Weighted-average basic shares outstanding	23,429	23,010	27,077

Weighted-average diluted shares outstanding	25,155	23,885	28,111

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Fiscal year ended June 30,
	2014	2013	2012
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$135,919	$152,676	$168,211
Foreign currency translation adjustment	13,333	(2,567)	(3,105)
Effects of post-retirement adjustments	(257)	324	(282)
Change in fair value of interest rate swap agreements, net	(3,643)	262	(1,332)

Comprehensive income including portion attributable to noncontrolling interest in earnings of joint venture	145,352	150,695	163,492
Noncontrolling interest in earnings of joint venture	(603)	(987)	(757)

Comprehensive income attributable to CACI	$144,749	$149,708	$162,735

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$64,461	$64,337
Accounts receivable, net	615,580	614,616
Deferred income taxes	22,694	18,953
Prepaid expenses and other current assets	33,114	25,875

Total current assets	735,849	723,781
Goodwill	2,188,569	1,476,965
Intangible assets, net	230,410	104,188
Property and equipment, net	68,485	65,510
Supplemental retirement savings plan assets	88,465	83,419
Accounts receivable, long-term	8,714	11,330
Other long-term assets	38,646	31,878

Total assets	$3,359,138	$2,497,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,563	$295,517
Accounts payable	55,811	133,073
Accrued compensation and benefits	183,361	166,538
Other accrued expenses and current liabilities	141,852	147,366

Total current liabilities	422,587	742,494
Long-term debt, net of current portion	1,238,728	300,790
Supplemental retirement savings plan obligations, net of current portion	77,457	74,757
Deferred income taxes	197,847	119,885
Other long-term liabilities	63,353	51,573

Total liabilities	1,999,972	1,289,499

Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized; 41,441 issued and 23,500 outstanding at June 30, 2014 and 41,172 issued and 23,222 outstanding at June 30, 2013	4,144	4,117
Additional paid-in capital	537,334	530,154
Retained earnings	1,392,954	1,257,638
Accumulated other comprehensive loss	(382)	(9,815)
Treasury stock, at cost (17,941 and 17,950 shares, respectively)	(577,167)	(577,191)

Total CACI shareholders’ equity	1,356,883	1,204,903
Noncontrolling interest in joint venture	2,283	2,669

Total shareholders’ equity	1,359,166	1,207,572

Total liabilities and shareholders’ equity	$3,359,138	$2,497,071

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal year ended June 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including portion attributable to noncontrolling interest in earnings of joint venture	$135,919	$152,676	$168,211
Reconciliation of net income including portion attributable to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	65,181	54,078	55,962
Non-cash interest expense	11,421	12,868	12,024
Amortization of deferred financing costs	2,940	2,073	2,237
Loss on extinguishment of debt	4,116	—	—
Stock-based compensation expense	11,557	8,832	15,499
Deferred income tax expense	15,559	31,102	10,653
Distribution of earnings from unconsolidated joint ventures	2,169	5,627	—
Equity in earnings of unconsolidated joint ventures	(1,656)	(2,620)	(1,728)
Other	—	—	1,322
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	91,010	32,265	(33,919)
Prepaid expenses and other assets	(6,835)	(11,739)	(11,064)
Accounts payable and other accrued expenses	(119,997)	(5,750)	41,879
Accrued compensation and benefits	(20,416)	(23,744)	3
Income taxes payable and receivable	6,710	(17,188)	930
Deferred rent	(1,151)	(2,861)	(2,878)
Supplemental retirement savings plan obligations and other long-term liabilities	2,116	13,712	12,092

Net cash provided by operating activities	198,643	249,331	271,223

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,279)	(15,439)	(18,284)
Cash paid for business acquisitions, net of cash acquired	(839,050)	(107,021)	(185,926)
Net investments in unconsolidated joint ventures	3,550	(838)	—
Other	(876)	(4,119)	(158)

Net cash used in investing activities	(851,655)	(127,417)	(204,368)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities, net of financing costs	1,577,000	838,000	1,095,000
Principal payments made under bank credit facilities	(902,781)	(790,500)	(977,500)
Payment of financing costs under bank credit facilities	(13,369)	(612)	(1,249)
Payment of contingent consideration	(3,294)	(3,187)	(21,611)
Proceeds from employee stock purchase plans	3,527	4,505	4,095
Proceeds from exercise of stock options	—	13,050	7,466
Repurchases of common stock	(3,653)	(127,529)	(316,563)
Payment of taxes for equity transactions	(9,764)	(7,605)	(4,535)
Other	3,836	853	(584)

Net cash provided by (used in) financing activities	651,502	(73,025)	(215,481)

Effect of exchange rate changes on cash and cash equivalents	1,634	(292)	(451)

Net increase (decrease) in cash and cash equivalents	124	48,597	(149,077)
Cash and cash equivalents, beginning of year	64,337	15,740	164,817

Cash and cash equivalents, end of year	$64,461	$64,337	$15,740

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds	$52,268	$76,573	$94,994

Cash paid for interest	$23,877	$13,429	$12,447

Non-cash financing and investing activities:
Landlord-financed leasehold improvements	$2,190	$3,030	$5,010

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total CACI Shareholders’ Equity	Noncontrolling Interest in Joint Venture	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE, June 30, 2011	—	$—	40,273	$4,027	$504,156	$938,495	$(3,115)	10,077	$(136,631)	$1,306,932	$2,684	$1,309,616
Net income attributable to CACI	—	—	—	—	—	167,454	—	—	—	167,454	—	167,454
Noncontrolling interest in earnings of joint venture	—	—	—	—	—	—	—	—	—	—	757	757
Stock-based compensation expense	—	—	—	—	15,499	—	—	—	—	15,499	—	15,499
Exercise of stock options and vesting of restricted stock units	—	—	353	35	1,170	—	—	—	—	1,205	—	1,205
Currency translation adjustment	—	—	—	—	—	—	(3,105)	—	—	(3,105)	—	(3,105)
Change in fair value of interest rate swap agreements, net	—	—	—	—	—	—	(1,332)	—	—	(1,332)	—	(1,332)
Repurchases of common stock	—	—	—	—	—	—	—	6,000	(328,890)	(328,890)	—	(328,890)
Treasury stock issued under stock purchase plans	—	—	—	—	4,296	—	—	(89)	218	4,514	—	4,514
Post-retirement benefit costs	—	—	—	—	—	—	(282)	—	—	(282)	—	(282)
Net distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(991)	(991)

BALANCE, June 30, 2012	—	—	40,626	4,062	525,121	1,105,949	(7,834)	15,988	(465,303)	1,161,995	2,450	1,164,445
Net income attributable to CACI	—	—	—	—	—	151,689	—	—	—	151,689	—	151,689
Noncontrolling interest in earnings of joint venture	—	—	—	—	—	—	—	—	—	—	987	987
Stock-based compensation expense	—	—	—	—	8,832	—	—	—	—	8,832	—	8,832
Exercise of stock options and vesting of restricted stock units	—	—	546	55	(5,191)	—	—	—	—	(5,136)	—	(5,136)
Change in fair value of interest rate swap agreements, net	—	—	—	—	—	—	262	—	—	262	—	262
Currency translation adjustment	—	—	—	—	—	—	(2,567)	—	—	(2,567)	—	(2,567)
Repurchases of common stock	—	—	—	—	—	—	—	2,059	(115,201)	(115,201)	—	(115,201)
Treasury stock issued under stock purchase plans	—	—	—	—	1,392	—	—	(97)	3,313	4,705	—	4,705
Post-retirement benefit costs	—	—	—	—	—	—	324	—	—	324	—	324
Net distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(768)	(768)

BALANCE, June 30, 2013	—	—	41,172	4,117	530,154	1,257,638	(9,815)	17,950	(577,191)	1,204,903	2,669	1,207,572
Net income attributable to CACI	—	—	—	—	—	135,316	—	—	—	135,316	—	135,316
Noncontrolling interest in earnings of joint venture	—	—	—	—	—	—	—	—	—	—	603	603
Stock-based compensation expense	—	—	—	—	11,557	—	—	—	—	11,557	—	11,557
Exercise of stock options and vesting of restricted stock units	—	—	269	27	(4,414)	—	—	—	—	(4,387)	—	(4,387)
Change in fair value of interest rate swap agreements, net	—	—	—	—	—	—	(3,643)	—	—	(3,643)	—	(3,643)
Currency translation adjustment	—	—	—	—	—	—	13,333	—	—	13,333	—	13,333
Acquisition of common stock from call option	—	—	—	—	106,799	—	—	1,431	(106,799)	—	—	—
Treasury stock issued for conversion of the Notes	—	—	—	—	(106,799)	—	—	(1,431)	106,799	—	—	—
Repurchases of common stock	—	—	—	—	—	—	—	53	(3,495)	(3,495)	—	(3,495)
Treasury stock issued under stock purchase plans	—	—	—	—	37	—	—	(62)	3,519	3,556	—	3,556
Post-retirement benefit costs	—	—	—	—	—	—	(257)	—	—	(257)	—	(257)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(989)	(989)

BALANCE, June 30, 2014	—	$—	41,441	$4,144	$537,334	$1,392,954	$(382)	17,941	$(577,167)	$1,356,883	$2,283	$1,359,166

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is probable.

The Company generates almost all of its revenue from three different types of contractual arrangements: cost-plus-fee, time and material (T&M), and fixed price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus an estimate of the applicable fees earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, and that are subject to the provisions of Accounting Standards Codification (ASC) 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts (ASC 605-35), the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance. For such cost-plus-fee contracts subject to the provisions of ASC 605-10-S99, Revenue Recognition – SEC Materials (ASC 605-10-S99), the Company recognizes the relevant portion of the fee upon customer approval. Revenue on T&M contracts is recognized to the extent of billable rates times hours delivered for services provided, to the extent of material cost for products delivered to customers, and to the extent of expenses incurred on behalf of the customers. Shipping and handling fees charged to the customers are recognized as revenue at the time products are delivered to the customers.

The Company has several categories of fixed price contracts: fixed unit price, fixed price-level of effort, and fixed price-completion. Revenue on fixed unit price contracts, where specified units of output under service arrangements are delivered, is recognized as units are delivered based on the specified price per unit. Revenue on fixed unit price maintenance contracts is recognized ratably over the length of the service period. Revenue for fixed price-level of effort contracts is recognized based upon the number of units of labor actually delivered multiplied by the agreed rate for each unit of labor.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A significant portion of the Company’s fixed price-completion contracts involve the design and development of complex client systems. For these contracts that are within the scope of ASC 605-35, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs. For fixed price-completion contracts that are not within the scope of ASC 605-35, revenue is generally recognized over the period when services are provided.

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

Long-term development and production contracts make up a large portion of the Company’s business, and therefore the amounts recorded in the Company’s financial statements using contract accounting methods are material. For federal government contracts, the Company follows U.S. government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts. Due to the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if the Company used different assumptions or if the underlying circumstances were to change. The Company closely monitors compliance with, and the consistent application of, its critical accounting policies related to contract accounting. Business operations personnel conduct thorough periodic contract status and performance reviews. When adjustments in estimated contract revenue or costs are required, any changes from prior estimates are generally included in earnings in the current period. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business operations personnel performing work under the contract. Costs incurred and allocated to contracts with the U.S. government are inspected for compliance with regulatory standards by Company personnel, and are subject to audit by the Defense Contract Audit Agency (DCAA).

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

The Company’s U.S. government contracts (94.0 and 94.4 percent of total revenue in the year ended June 30, 2014 and 2013, respectively) are subject to subsequent government audit of direct and indirect costs. Incurred cost audits have been completed through June 30, 2007. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet started or completed.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company evaluates goodwill at least annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation includes comparing the fair value of the relevant reporting unit to the carrying value, including goodwill, of such unit. The level at which the Company tests goodwill for impairment requires management to determine whether the operations below the operating segments constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. Impairment is measured by comparing the implied fair value of the goodwill to its carrying value. Separately identifiable intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment if impairment indicators are present.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of the annual assessment, the Company estimates the fair value of its reporting units using both an income approach and a market approach. The valuation process considers management’s estimates of the future operating performance of each reporting unit. Companies in similar industries are researched and analyzed and management considers the domestic and international economic and financial market conditions, both in general and specific to the industry in which the Company operates, prevailing as of the valuation date. The income approach utilizes discounted cash flows. The Company calculates a weighted average cost of capital for each reporting unit in order to estimate the discounted cash flows.

The Company evaluates goodwill as of the first day of the fourth quarter. In addition, the Company will perform interim impairment testing should circumstances requiring it arise. The Company completed its annual goodwill assessment as of April 1, 2014 and no impairment charge was necessary as a result of this assessment.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive, including stock options and stock settled stock appreciation rights (SSARs) with an exercise price greater than the average market price of the Company’s common stock. Using the treasury stock method, diluted earnings per share includes the incremental effect of SSARs, stock options, restricted shares, and those restricted stock unit (RSUs) that are no longer subject to a market or performance condition. For the period of the year they were outstanding, diluted earnings per share reflected the dilutive effects of shares issuable under the Company’s $300.0 million of 2.125 percent convertible senior subordinated notes that were issued on May 16, 2007 and matured on May 1, 2014 (the Notes), and warrants to issue 5.5 million shares of CACI common stock at an exercise price of $68.31 per share that were issued in May 2007. Information about the weighted-average number of basic and diluted shares is presented in Note 23.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.

The fair value of the Company’s debt under its bank credit facility approximates its carrying value at June 30, 2014. The fair value of the Company’s debt under its bank credit facility was estimated using market

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities. The fair value of the Notes is based on quoted market prices using Level 1 inputs (see Notes 13 and 22).

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

Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, and gains and losses that under U.S. GAAP are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income consist of foreign currency translation adjustments; the changes in the fair value of interest rate swap agreements, net of tax of $2.4 million for the year ended June 30, 2014; and differences between actual amounts and estimates based on actuarial assumptions and the effect of changes in actuarial assumptions made under the Company’s post-retirement benefit plans, net of tax (see Note 15).

As of June 30, 2014 and 2013, accumulated other comprehensive income included a gain of $5.2 million and a loss of $8.1 million, respectively, related to foreign currency translation adjustments, a loss of $4.7 million and $1.1 million, respectively, related to the fair value of its interest rate swap agreements, and a loss of $0.9 million and $0.7 million, respectively, related to unrecognized post-retirement costs.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires only those disposals which represent a strategic shift that has or will have a major impact on an entity’s operations or financial results be presented as discontinued operations. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2014, with early adoption permitted. The Company’s early adoption of this ASU on April 1, 2014 did not have any impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016, using either a full retrospective approach or a modified approach. The Company is currently evaluating the impact that the adoption of ASU 2014-09 may have on the Company’s consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in FY2018.

NOTE 4. ACQUISITIONS

Year Ended June 30, 2014

On November 15, 2013, CACI acquired 100 percent of the outstanding shares of Six3 Systems. Six3 Systems provides highly specialized support to the national security community in the areas of cyber and signals intelligence; intelligence, surveillance, and reconnaissance; and intelligence operations. The acquisition expanded CACI’s high-growth Cyberspace market, as well as build on CACI’s capabilities in its high-volume C4ISR and Intelligence markets. In connection with the acquisition, on November 15, 2013, CACI entered into a fifth amendment (the Amendment) to its credit agreement dated as of October 21, 2010 (the Credit Agreement). The Amendment modified the Credit Agreement to allow for the incurrence of $700 million in additional term loans and a $100 million increase in the revolving facility to finance the acquisition of Six3 Systems.

The initial purchase consideration paid at closing in cash to acquire Six3 Systems was $820.0 million plus $25.8 million representing the estimated cash and net working capital adjustment, as defined in the agreement. Of the payment made at closing, $5.0 million was deposited into an escrow account pending final determination of the cash and net working capital acquired and $35.0 million was deposited into an escrow account to secure the sellers’ indemnification obligations (the Indemnification Amount). During the three months ended March 31, 2014, the parties agreed on the final cash and net working capital acquired and the $5.0 million in escrow was distributed in full to the sellers. Any remaining Indemnification Amount at the end of the indemnification period not encumbered as a result of one or more indemnification claims will be distributed to the sellers.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The goodwill of $702.7 million is largely attributed to the specialized workforce and the expected synergies between the Company and Six3 Systems. The value attributed to customer contracts and customer relationships is being amortized on an accelerated basis over approximately 14 years. Of the value attributed to goodwill, $55.1 million is deductible for income tax purposes.

From the date of acquisition through June 30, 2014, Six3 Systems generated $268.4 million of revenue and $8.9 million of net income. Six3 Systems’ net income includes the impact of $12.9 million of amortization of customer contracts and customer relationships, as well as $4.2 million in expense associated with retention bonuses associated with retention agreements with certain Six3 Systems executives. The agreements provide for a payment upon the one and two year anniversaries of the acquisition, dependent upon continued employment by the executive as an employee of the Company. Six3 Systems’ net income does not include the impact of acquisition-related expenses incurred by CACI.

CACI incurred $11.7 million of acquisition-related expenses during the year ended June 30, 2014, including expenses associated with retention bonuses. In addition, CACI incurred a $4.1 million indirect loss on extinguishment of debt. See Note 13 for additional information on the loss on extinguishment.

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

	(Unaudited) Year ended June 30,
	2014	2013
Revenue	$3,742,394	$4,121,447
Net income	150,881	152,406
Basic earnings per share	6.44	6.62
Diluted earnings per share	6.00	6.38

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended June 30, 2013

During the year ended June 30, 2013, the Company completed acquisitions of three businesses in the United States. The total consideration recorded to acquire these three businesses, including the amounts paid at closing and additional payments made subsequent to closing based on the final agreed net worth of the assets acquired in each acquisition, was approximately $106.4 million. The Company recognized fair values of the assets acquired and liabilities assumed and allocated $71.5 million to goodwill and $19.9 million to other intangible assets, primarily customer relationships, with the balance allocated to net tangible assets and liabilities assumed. These fair values represented management’s calculations of the fair values as of the acquisition dates and were based on analysis of supporting information.

Year Ended June 30, 2012

During the year ended June 30, 2012, the Company completed acquisitions of five businesses, three in the United States and two supporting our international operations. The total consideration recorded to acquire these five businesses, including the amounts paid at closing, additional payments made subsequent to closing based on the final agreed net worth of the assets acquired in each acquisition, and the fair value at the date of acquisition of Tomorrow Communications Ltd (TCL) attributable to contingent consideration which may have been paid to the sellers based on events to occur in the first year subsequent to the acquisition date, was approximately $199.1 million. The Company recognized fair values of the assets acquired and liabilities assumed and allocated $142.2 million to goodwill and $43.2 million to other intangible assets, primarily customer relationships, with the balance allocated to net tangible assets and liabilities assumed. These fair values represented management’s calculations of the fair values as of the acquisition dates and were based on analysis of supporting information. The maximum contingent consideration associated with the TCL acquisition was approximately $6.0 million. During the year ended June 30, 2013, the Company determined that the maximum contingent consideration possible had been earned. One-half of this amount was paid in February 2013 and the remaining one-half was paid in February 2014.

NOTE 5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (cost approximates fair value) (in thousands):

	June 30,
	2014	2013
Cash	$62,560	$61,722
Money market funds	1,901	2,615

Total cash and cash equivalents	$64,461	$64,337

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. ACCOUNTS RECEIVABLE

Total accounts receivable, net of allowance for doubtful accounts of $3.7 million and $3.2 million at June 30, 2014 and 2013, respectively, consisted of the following (in thousands):

	June 30,
	2014	2013
Billed receivables	$473,527	$468,254
Billable receivables at end of period	84,784	102,963
Unbilled receivables pending receipt of contractual documents authorizing billing	57,269	43,399

Total accounts receivable, current	615,580	614,616
Unbilled receivables, retainages and fee withholdings expected to be billed beyond the next 12 months	8,714	11,330

Total accounts receivable	$624,294	$625,946

NOTE 7. GOODWILL

The changes in the carrying amount of goodwill for the years ended June 30, 2014 and 2013 are as follows (in thousands):

Balance at June 30, 2012	$1,406,953
Goodwill acquired	71,458
Foreign currency translation	(1,446)

Balance at June 30, 2013	$1,476,965

Goodwill acquired	702,747
Foreign currency translation	8,857

Balance at June 30, 2014	$2,188,569

The FY2014 additions to goodwill are due to the second quarter acquisition of Six3 Systems and the FY2013 additions to goodwill are due to the acquisitions of three businesses in the United States. See Note 4 for additional information.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30,
	2014	2013
Intangible assets
Customer contracts and related customer relationships	$516,973	$351,349
Acquired technologies	27,177	27,177
Covenants not to compete	3,472	3,401
Other	1,601	1,639

Intangible assets	549,223	383,566

Less accumulated amortization
Customer contracts and related customer relationships	(291,583)	(254,840)
Acquired technologies	(23,119)	(20,686)
Covenants not to compete	(3,131)	(2,896)
Other	(980)	(956)

Accumulated amortization	(318,813)	(279,378)

Total intangible assets, net	$230,410	$104,188

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years. The weighted-average period of amortization for customer contracts and related customer relationships as of June 30, 2014 is 13.1 years, and the weighted-average remaining period of amortization is 11.5 years. The weighted-average period of amortization for acquired technologies as of June 30, 2014 is 9.4 years, and the weighted-average remaining period of amortization is 4.9 years.

Amortization expense for the years ended June 30, 2014, 2013 and 2012 was $38.6 million, $30.5 million, and $35.1 million, respectively. Accumulated amortization as of June 30, 2014 for customer contracts and related customer relationships and for acquired technologies was $291.6 million and $23.1 million, respectively. Expected amortization expense for each of the fiscal years through June 30, 2019 and for years thereafter is as follows (in thousands):

Amount
Year ending June 30, 2015	$39,446
Year ending June 30, 2016	32,754
Year ending June 30, 2017	29,429
Year ending June 30, 2018	25,368
Year ending June 30, 2019	20,903
Thereafter	82,510

Total intangible assets, net	$230,410

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,
	2014	2013
Equipment and furniture	$99,144	$88,279
Leasehold improvements	80,412	73,569

Property and equipment, at cost	179,556	161,848
Less accumulated depreciation and amortization	(111,071)	(96,338)

Total property and equipment, net	$68,485	$65,510

Depreciation expense, including amortization of leasehold improvements, was $22.7 million, $21.1 million and $19.1 million for the years ended June 30, 2014, 2013 and 2012, respectively.

NOTE 10. CAPITALIZED EXTERNAL SOFTWARE DEVELOPMENT COSTS

A summary of changes in capitalized external software development costs, including costs capitalized and amortized during each of the years in the three-year period ended June 30, 2014, is as follows (in thousands):

	Year ended June 30,
	2014	2013	2012
Capitalized software development costs, beginning of year	$12,742	$6,448	$4,049
Costs capitalized	7,742	8,842	4,216
Amortization	(3,890)	(2,548)	(1,817)

Capitalized software development costs, end of year	$16,594	$12,742	$6,448

Capitalized software development costs are presented within other current assets and other long-term assets in the accompanying consolidated balance sheets.

NOTE 11. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following (in thousands):

	June 30,
	2014	2013
Accrued salaries and withholdings	$100,503	$84,168
Accrued leave	63,392	65,501
Accrued fringe benefits	19,466	16,869

Total accrued compensation and benefits	$183,361	$166,538

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following (in thousands):

	June 30,
	2014	2013
Vendor obligations	$88,617	$97,281
Deferred revenue	33,584	28,741
Deferred acquisition consideration	—	4,791
Other	19,651	16,553

Total other accrued expenses and current liabilities	$141,852	$147,366

The deferred acquisition consideration of $4.8 million as of June 30, 2013 related to contingent consideration due to the former shareholders of TCL (see Notes 4 and 22) and amounts retained by the Company to secure the Seller’s indemnification obligations in connection with the TCL and PSB Informatiesystemen BV acquisitions made by the Company’s international operations during the year ended June 30, 2012. The deferred acquisition consideration was settled during FY2014.

NOTE 13. LONG TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,
	2014	2013
Convertible notes payable	$—	$300,000
Bank credit facility – term loans	810,469	131,250
Bank credit facility – revolver loans	475,000	180,000

Principal amount of long-term debt	1,285,469	611,250
Less unamortized discount	—	(11,421)
Less unamortized debt issuance costs	(5,178)	(3,522)

Total long-term debt	1,280,291	596,307
Less current portion	(41,563)	(295,517)

Long-term debt, net of current portion	$1,238,728	$300,790

Bank Credit Facility

The Company has a $1,681.3 million credit facility (the Credit Facility), which consists of an $850.0 million revolving credit facility (the Revolving Facility) and an $831.3 million term loan (the Term Loan). The Revolving Facility has subfacilities of $50.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $400.0 million or an amount subject to 2.75 times senior secured leverage, calculated assuming the Revolving Facility is fully drawn, with applicable lender approvals. The Credit Facility is available to refinance existing indebtedness and for general corporate purposes, including working capital expenses and capital expenditures. The Credit Facility was amended on November 15, 2013 in connection with the Company’s acquisition of Six3 Systems. See Note 4. Prior to the amendment, the Credit Facility consisted of a $750.0 million revolving credit facility and a $150.0 million term loan. In connection with the amendment, which allowed for the incurrence of

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$700.0 million of additional term loans and a $100.0 million increase in the Revolving Facility, the Company evaluated each creditor with ownership in the debt before and after the additional borrowings to determine whether the additional borrowings should be accounted for as a modification or an extinguishment of debt as it relates to each individual holder. As a result of this analysis, the Company recorded a $4.1 million loss on extinguishment within indirect costs and selling expenses in the three month period ended December 31, 2013. The Credit Facility matures on November 15, 2018.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $850.0 million. As of June 30, 2014, the Company had $475.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $10.4 million through December 31, 2016 and $20.8 million thereafter until the balance is due in full on November 15, 2018. As of June 30, 2014, the Company had $810.5 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio. As of June 30, 2014, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.26 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility. As of June 30, 2014, the Company was in compliance with all of the financial covenants. A majority of the Company’s assets serve as collateral under the Credit Facility.

The Company has capitalized $18.1 million of debt issuance costs associated with the Credit Facility. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. As of June 30, 2014, $5.2 million of the unamortized balance is included in long-term debt and $6.2 million is included in other long-term assets.

Convertible Notes Payable

Effective May 16, 2007, the Company issued at par value $300.0 million convertible notes (the Notes) which matured on May 1, 2014. Upon maturity the aggregate conversion value was $406.8 million. Accordingly, the Company paid note holders the outstanding principal value totaling $300.0 million in cash and issued approximately 1.4 million shares of our common stock for the remaining aggregate conversion value. Concurrently with the issuance of our common stock upon conversion, the Company received 1.4 million shares of our common stock pursuant to the terms of the call option hedge transaction described below. The Company included these shares within treasury stock on our consolidated balance sheet at June 30, 2014.

The Company separately accounted for the liability and the equity (conversion option) components of the Notes and recognized interest expense on the Notes using an interest rate in effect for comparable debt instruments

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that do not contain conversion features. The effective interest rate for the Notes excluding the conversion option was determined to be 6.9 percent on initial recognition. The fair value of the liability component of the Notes was calculated to be $221.9 million at May 16, 2007, the date of issuance. The excess of the $300.0 million of gross proceeds over the $221.9 million fair value of the liability component, or $78.1 million, represents the fair value of the equity component, which was recorded, net of income tax effect, as additional paid-in capital within shareholders’ equity. This $78.1 million difference represents a debt discount that was amortized over the seven-year term of the Notes as a non-cash component of interest expense and was fully amortized at maturity. The components of interest expense related to the Notes were as follows (in thousands):

	Year ended June 30,
	2014	2013	2012
Coupon interest	$5,313	$6,375	$6,375
Non-cash amortization of discount	11,421	12,868	12,024
Amortization of issuance costs	683	820	820

Total	$17,417	$20,063	$19,219

In connection with the issuance of the Notes, we entered into separate call option hedge and warrant transactions to reduce the potential dilutive impact upon the conversion of the Notes. The Call Options and the Warrants (each as defined below) are separate and legally distinct instruments that bind CACI and the counterparties and have no binding effect on the holders of the Notes.

The Company purchased in a private transaction at a cost of $84.4 million call options (the Call Options) to purchase approximately 5.5 million shares of its common stock at a price equal to the conversion price of $54.65 per share. The cost of the Call Options was recorded as a reduction of additional paid-in capital. The Call Options allowed CACI to receive shares of its common stock from the counterparties equal to the amount of common stock related to the excess conversion value that CACI would pay the holders of the Notes upon conversion. The Company exercised the call options upon the maturity and conversion of the Notes and received 1.4 million shares of our common stock.

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

In addition, the Company sold warrants (the Warrants) to issue approximately 5.5 million shares of CACI common stock at an exercise price of $68.31 per share. The proceeds from the sale of the Warrants totaled $56.5 million and were recorded as an increase to additional paid-in capital. The Warrants are expected to settle in FY2015.

Cash Flow Hedges

The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations as of June 30. The Company has entered into several floating-to-fixed interest rate swap agreements for an aggregate notional amount of $400.0 million which hedge a portion of the Company’s floating rate indebtedness. Subsequent to year end, the Company entered into one

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional floating-to-fixed interest rate swap agreement for an aggregate notional amount of $100.0 million. The Company has designated the swaps as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these swaps are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of interest expense. Realized gains and losses in connection with each required interest payment are reclassified from accumulated other comprehensive income or loss to interest expense. The Company does not hold or issue derivative financial instruments for trading purposes.

The effect of derivative instruments in the condensed consolidated statements of operations and accumulated other comprehensive loss for the years ended June 30, 2014, 2013 and 2012 is as follows (in thousands):

	Interest Rate Swaps
	2014	2013	2012
(Loss) gain recognized in other comprehensive income	$(3,643)	$262	$(1,332)

Loss reclassified to earnings from accumulated other comprehensive loss	$1,356	$—	$—

The aggregate maturities of long-term debt at June 30, 2014 are as follows (in thousands):

Year ending June 30,
2015	$41,563
2016	41,563
2017	62,343
2018	83,125
2019	1,056,875

Principal amount of long-term debt	1,285,469
Less unamortized debt issuance costs	(5,178)

Total long-term debt	$1,280,291

NOTE 14. LEASES

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire over the next 10 years. Future minimum lease payments due under non-cancelable leases as of June 30, 2014, are as follows (in thousands):

Year ending June 30:
2015	$49,065
2016	45,583
2017	39,609
2018	29,916
2019	25,086
Thereafter	52,114

Total minimum lease payments	$241,373

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The minimum lease payments above are shown net of sublease rental income of $0.5 million scheduled to be received over the next 40 months under non-cancelable sublease agreements.

Rent expense incurred under operating leases for the years ended June 30, 2014, 2013, and 2012 totaled $51.8 million, $50.6 million, and $46.4 million, respectively.

NOTE 15. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2014	2013
Deferred rent, net of current portion	$31,662	$28,777
Reserve for unrecognized tax benefits	9,138	6,384
Deferred revenue	8,397	8,356
Accrued post-retirement obligations	5,557	5,180
Interest rate swap agreements	7,774	1,765
Other	825	1,111

Total other long-term liabilities	$63,353	$51,573

Deferred rent liabilities result from recording rent expense and incentives for tenant improvements on a straight-line basis over the life of the respective lease.

Accrued post-retirement obligations include projected liabilities for benefits the Company is obligated to provide under a long-term care, a group health, and an executive life insurance plan, each of which is unfunded. Plan benefits are provided to certain current and former executives, their dependents and other eligible employees, as defined. Post-retirement obligations also include accrued benefits under supplemental retirement benefit plans covering certain executives. The expense recorded under these plans was $0.3 million and $0.8 million during the years ended June 30, 2014 and 2013, respectively.

The Company has entered into floating-to-fixed interest rate swap agreements related to a portion of the Company’s floating rate indebtedness (see Note 13). The fair value of the swap agreements as of June 30, 2014 and 2013 is a liability of approximately $7.8 million and $1.8 million, respectively.

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

	Domestic Operations	International Operations	Total
	(in thousands)
Year Ended June 30, 2014
Revenue from external customers	$3,421,544	$143,018	$3,564,562
Net income attributable to CACI	124,599	10,717	135,316
Net assets	1,221,641	137,525	1,359,166
Goodwill	2,099,821	88,748	2,188,569
Total long-term assets	2,509,992	113,297	2,623,289
Total assets	3,170,121	189,017	3,359,138
Capital expenditures	13,737	1,542	15,279
Depreciation and amortization	61,207	3,974	65,181

Year Ended June 30, 2013
Revenue from external customers	$3,547,459	$134,531	$3,681,990
Net income attributable to CACI	141,741	9,948	151,689
Net assets	1,094,098	113,474	1,207,572
Goodwill	1,397,272	79,693	1,476,965
Total long-term assets	1,669,585	103,705	1,773,290
Total assets	2,333,452	163,619	2,497,071
Capital expenditures	13,667	1,772	15,439
Depreciation and amortization	50,568	3,510	54,078

Year Ended June 30, 2012
Revenue from external customers	$3,659,367	$115,106	$3,774,473
Net income attributable to CACI	159,421	8,033	167,454
Net assets	1,061,360	103,085	1,164,445
Goodwill	1,325,814	81,139	1,406,953
Total long-term assets	1,600,726	101,704	1,702,430
Total assets	2,233,480	154,742	2,388,222
Capital expenditures	16,613	1,671	18,284
Depreciation and amortization	52,865	3,097	55,962

Interest income and interest expense are not presented above as the amounts attributable to the Company’s international operations are insignificant.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer Information

The Company earned 94.0 percent, 94.4 percent and 94.5 percent of its revenue from various agencies and departments of the U.S. government for the years ended June 30, 2014, 2013 and 2012, respectively. Revenue by customer sector was as follows (dollars in thousands):

	Year ended June 30,
	2014	%	2013	%	2012	%
Department of Defense	$2,578,024	72.3%	$2,735,102	74.3%	$2,944,924	78.0%
Federal civilian agencies	771,662	21.7	741,053	20.1	620,870	16.5
Commercial and other	199,521	5.6	190,142	5.2	193,840	5.1
State and local governments	15,355	0.4	15,693	0.4	14,839	0.4

Total revenue	$3,564,562	100.0%	$3,681,990	100.0%	$3,774,473	100.0%

NOTE 17. INVESTMENTS IN JOINT VENTURES

AC FIRST LLC

In July 2009, the Company entered into a joint venture with AECOM Government Services, Inc. (AGS), a division of AECOM Technology Corporation, called AC FIRST LLC (AC FIRST). The companies partnered in the venture to jointly pursue work under a U.S. Army contract. The Company owns 49 percent of AC FIRST and AGS owns 51 percent. The Company accounts for its interest in AC FIRST using the equity method of accounting. The carrying value of the Company’s investment in AC FIRST as of June 30, 2014 and 2013 was $5.6 million and $9.7 million, respectively, and is included in other long-term assets on the Company’s consolidated balance sheets. The Company’s maximum exposure to loss cannot be determined as any losses incurred by AC FIRST would be allocated to each partner based on the joint venture agreement, however, AC FIRST has not experienced any losses to date. During the years ended June 30, 2014 and 2013, the Company’s share of the net income of AC FIRST was $1.5 million and $2.6 million, respectively. These amounts are included in interest expense and other, net on the accompanying consolidated statements of operations. During the year ended June 30, 2014, the Company received $5.6 million in cash distributions and made no capital contributions. During the year ended June 30, 2013, the company received $6.2 million in cash distributions and made $1.4 million in capital contributions. The Company has determined that the primary beneficiary of AC FIRST is AGS as AGS owns the majority of AC FIRST and controls its operations.

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

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). The DCAA has completed its audits of the Company’s incurred cost submissions for the years ended June 30, 2006 and 2007 and on April 3, 2014 the Defense Contract Management Agency issued its final determinations regarding those incurred cost submissions. The Company has appealed both determinations. The DCAA is currently in the process of auditing the Company’s incurred cost submissions for the year ended June 30, 2008. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

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

German Value-Added Taxes

The Company is under audit by the German tax authorities for issues related to value-added tax returns. At this time, the Company has not been assessed any deficiency and, based on sound factual and legal precedent, believes it is in compliance with the applicable value-added tax regulations. The Company has not recognized any liability for this matter because an unfavorable outcome is not considered probable. The Company estimates the range of reasonably possible losses to be between $1.5 million and $3.5 million.

Virginia Sales and Use Tax Audit

The Company is under audit for sales and use tax related issues by the Commonwealth of Virginia. The Company has accrued its current best estimate of the potential outcome within its estimated range of $2.8 million to $4.8 million.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. INCOME TAXES

The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

	Year ended June 30,
	2014	2013	2012
Domestic	$204,879	$231,342	$263,790
Foreign	13,763	12,694	11,201

Income before income taxes	$218,642	$244,036	$274,991

The components of income tax expense are as follows (in thousands):

	Year ended June 30,
	2014	2013	2012
Current:
Federal	$53,055	$47,038	$76,874
State and local	11,456	10,767	16,678
Foreign	3,256	3,440	3,332

Total current	67,767	61,245	96,884

Deferred:
Federal	12,580	26,218	9,000
State and local	2,680	5,313	1,458
Foreign	299	(429)	195

Total deferred	15,559	31,102	10,653

Total income tax expense	$83,326	$92,347	$107,537

Income tax expense differs from the amounts computed by applying the statutory U.S. income tax rate of 35 percent as a result of the following (in thousands):

	Year ended June 30,
	2014	2013	2012
Expected tax expense computed at federal rate	$76,525	$85,413	$96,247
State and local taxes, net of federal benefit	9,188	10,452	11,788
(Nonincludible) nondeductible items	1,150	(929)	2,424
Incremental effect of foreign tax rates	(1,885)	(1,376)	(1,026)
Other	(1,652)	(1,213)	(1,896)

Total income tax expense	$83,326	$92,347	$107,537

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to deferred taxes are presented below (in thousands):

	June 30,
	2014	2013
Deferred tax assets:
Deferred compensation and post-retirement obligations	$35,360	$34,597
Reserves and accruals	28,176	27,640
Stock-based compensation	8,301	13,409
Deferred rent	4,632	3,522
Other	13,127	7,900

Total deferred tax assets	89,596	87,068

Deferred tax liabilities:
Goodwill and other intangible assets	(243,035)	(162,739)
Unbilled revenue	(6,948)	(11,583)
Prepaid expenses	(4,986)	(4,638)
Other	(9,780)	(9,040)

Total deferred tax liabilities	(264,749)	(188,000)

Net deferred tax liability	$(175,153)	$(100,932)

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

During the years ended June 30, 2014 and 2013, the Company’s income tax expense was favorably impacted by non-taxable gains on assets invested in corporate-owned life insurance (COLI) policies, and tax benefits related to deductions claimed for income from domestic production activities.

In connection with the issuance of the Notes referred to in Note 13, there was original issue discount (OID) created for income tax purposes. Over the term of the Notes, this OID generated additional interest expense for income tax reporting purposes.

As of June 30, 2013, the Company corrected the classification of $4.2 million of deferred tax liabilities by reclassifying this amount from non-current deferred tax liabilities to a reduction of current deferred tax assets and concluded that this reclassification was not material.

U.S. income taxes have not been provided for undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. As of June 30, 2014, the estimated deferred tax liability associated with these undistributed earnings is approximately $8.8 million.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s total liability for unrecognized tax benefits as of June 30, 2014, 2013 and 2012 was approximately $9.6 million, $8.2 million and $7.0 million, respectively. Of the unrecognized tax benefits at June 30, 2014, 2013, and 2012, $2.4 million, $2.6 million and $2.4 million, respectively, if recognized, would impact the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized benefits is shown in the table below (in thousands):

	Year ended June 30,
	2014	2013	2012
Beginning of year	$8,184	$7,013	$5,897
Additions based on current year tax positions	2,023	1,261	1,181
Lapse of statute of limitations	(426)	(90)	(65)
Settlement with taxing authorities	(145)	—	—

End of year	$9,636	$8,184	$7,013

The Company recognizes net interest and penalties as a component of income tax expense. Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at June 30, 2014. As of June 30, 2014, approximately $9.2 million of the unrecognized tax benefits are included in other long-term liabilities, with the remainder included in other balance sheet accounts.

NOTE 20. RETIREMENT SAVINGS PLANS

401(k) Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, the CACI $MART Plan (the 401(k) Plan). Employees can contribute up to 75 percent (subject to certain statutory limitations) of their total cash compensation. The Company provides matching contributions equal to 50 percent of the amount of salary deferral employees elect, up to 6 percent of each employee’s total calendar year cash compensation, as defined. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. Employee contributions vest immediately. Employer contributions vest in full after three years of employment. Total 401(k) Plan Company contribution expense for the years ended June 30, 2014, 2013, and 2012 were $21.9 million, $26.8 million, and $26.1 million, respectively. Effective January 1, 2013, the Company amended the 401(k) Plan to provide that as of July 1, 2013, 401(k) Plan participants must be employed on the last day of the Plan year to be eligible for matching contributions.

Six3 Retirement Savings Plans

The Company maintains qualified defined contribution 401(k) profit-sharing plans that cover eligible employees. Participants may make voluntary contributions to the plans up to the maximum amount allowable by law. The Company will match employee contributions to the plans in accordance with the plan documents. Matching contributions vest to participants immediately. Company contribution expense for the year ended June 30, 2014 was $1.1 million.

The Company maintains several qualified 401(k) profit-sharing plans (PSP) that cover eligible employees. Employees are eligible to participate in the PSP beginning on the first of the month following the start of employment and attainment of age 18. Under the PSP, the Company may make discretionary contributions based on a percentage of the total compensation of all eligible participants. Company contribution expense for the year ended June 30, 2014 was $10.4 million.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

International Operations Defined Contribution Plans

The Company maintains defined contribution pension plans in the U.K. and in the Netherlands. In the U.K., employees can elect the amount of pension contributions that they wish to make subject to certain U.K. tax limits. Under the Dutch plan, the amounts the Company contributes are based on the employee’s age. In both countries, the contributions are deemed to be company contributions and vest immediately. Contributions to these plans and their predecessor plans for the years ended June 30, 2014, 2013, and 2012 were $1.1 million, $2.0 million, and $1.8 million, respectively.

Supplemental Savings Plan

The Company maintains the Supplemental Savings Plan through which, on a calendar year basis, officers at the director level and above can elect to defer for contribution to the Supplemental Savings Plan up to 50 percent of their base compensation and up to 100 percent of their bonuses and commissions. The Company provides a contribution of 5 percent of compensation for each participant’s compensation that exceeds the limit as set forth in IRC 401(a)(17) (currently $260,000 per year). The Company also has the option to make annual discretionary contributions. Company contributions vest over a 5-year period, and vesting is accelerated in the event of a change of control of the Company. Participant deferrals and Company contributions will be credited with the rate of return based on the investment options and asset allocations selected by the Participant. Participants may change their asset allocation as often as daily, if they so choose. A Rabbi Trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the Supplemental Savings Plan are made upon retirement, termination, death, or total disability. The Supplemental Savings Plan also allows for in-service distributions.

Supplemental Savings Plan obligations due to participants totaled $84.4 million at June 30, 2014, of which $6.9 million is included in accrued compensation and benefits in the accompanying consolidated balance sheet. Supplemental Savings Plan obligations increased by $1.7 million during the year ended June 30, 2014, consisting of $7.3 million of investment gains, $6.6 million of participant compensation deferrals, and $0.3 million of Company contributions, offset by $12.5 million of distributions.

The Company maintains investment assets in a Rabbi Trust to offset the obligations under the Supplemental Savings Plan. The value of the investments in the Rabbi Trust was $88.5 million at June 30, 2014. Investment gains were $7.2 million for the year ended June 30, 2014.

Contribution expense for the Supplemental Savings Plan during the years ended June 30, 2014, 2013, and 2012, was $0.3 million, $1.0 million, and $1.2 million, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. STOCK PLANS AND STOCK-BASED COMPENSATION

For stock options, SSARs and non-performance-based RSUs, stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods. For RSUs subject to graded vesting schedules for which vesting is based on achievement of a performance metric in addition to grantee service (performance-based RSUs), stock-based compensation expense is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant. A summary of the components of stock-based compensation expense recognized during the years ended June 30, 2014, 2013, and 2012, together with the income tax benefits realized, is as follows (in thousands):

	Year ended June 30,
	2014	2013	2012
Stock-based compensation included in indirect costs and selling expense:
Restricted stock and RSU expense	$11,516	$8,150	$13,526
SSARs and non-qualified stock option expense	41	682	1,973

Total stock-based compensation expense	$11,557	$8,832	$15,499

Income tax benefit recognized for stock-based compensation expense	$4,392	$3,342	$6,062

The Company recognizes the effect of expected forfeitures of equity grants by estimating an expected forfeiture rate for grants of equity instruments. Amounts recognized for expected forfeitures are subsequently adjusted periodically and at major vesting dates to reflect actual forfeitures.

The incremental income tax benefits realized upon the exercise or vesting of equity instruments are reported as financing cash flows. During the years ended June 30, 2014, 2013, and 2012, the Company recognized $4.7 million, $1.6 million, and $0.4 million of excess tax benefits, respectively, which have been reported as financing cash inflows in the accompanying consolidated statements of cash flows.

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

In September 2013, the Company made its annual grant to key employees consisting of 202,170 Performance-based Restricted Stock Units (PRSUs). The final number of such PRSUs that will be considered earned by participants and vest is based on the achievement of a specified net after tax profit (NATP) for the year ended June 30, 2014 and on the average share price of Company stock for the 90 day period ending September 13, 2014 as compared to the average share price for the 90 day period ended September 13, 2013. No PRSUs will be earned if the specified NATP for the fiscal year ending June 30, 2014 is not met. If NATP for the year ending June 30, 2014 exceeds the specified NATP and the average share price of the Company’s stock for the 90 day period ending September 13, 2014 exceeds the average share price of the Company’s stock for the 90 day period ended September 13, 2013 by 100 percent or more, then an additional 202,170 RSUs could be earned by participants. This is the maximum number of additional PRSUs that can be earned related to the September

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2013 annual grant. The specified NATP for the year ended June 30, 2014 was met. In addition to the performance and market conditions, there is a service vesting condition which stipulates that 50 percent of the earned award will vest on September 1, 2016 and 50 percent of the earned award will vest on September 1, 2017, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon retirement, as defined.

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

Upon the exercise of stock options and SSARs and the vesting of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by either issuing new shares of authorized common stock or by issuing shares from treasury. The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan was 12,450,000 as of June 30, 2014. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of June 30, 2014, cumulative grants of 13,166,042 equity instruments underlying the shares authorized have been awarded, and 4,106,751 of these instruments have been forfeited.

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

Other than performance-based RSUs which contain a market-based element, the fair value of RSU grants is determined based on the closing price of a share of the Company’s common stock on the date of grant. The fair value of RSUs with market-based vesting features is also measured on the grant date, but is done so using a binomial lattice model. The weighted-average fair value of RSUs granted during the years ended June 30, 2014, 2013, and 2012, was $72.17, $59.07, and $47.34, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No stock options or SSARs were granted during the years ended June 30, 2014, 2013 or 2012. Activity for all outstanding SSARs and stock options, and the corresponding exercise price and fair value information, for the years ended June 30, 2014, 2013, and 2012, is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, June 30, 2011	2,110,304	$34.10 – $65.04	$52.78	$20.77

Exercisable, June 30, 2011	1,177,209	34.10 – 65.04	55.19	22.17

Exercised	(365,306)	34.10 – 62.48	48.72	19.10
Forfeited	(32,630)	45.77 – 54.39	48.64	17.95
Expired	(28,670)	48.83 – 62.48	60.20	19.19

Outstanding, June 30, 2012	1,683,698	34.10 – 65.04	53.62	21.21

Exercisable, June 30, 2012	1,362,451	34.10 – 65.04	54.79	22.01

Exercised	(838,618)	34.10 – 58.40	48.76	18.93
Forfeited	(10,350)	42.95 – 49.36	48.37	17.03
Expired	(559,180)	36.13 – 65.04	63.46	26.51

Outstanding, June 30, 2013	275,550	37.67 – 59.30	48.62	17.54

Exercisable, June 30, 2013	243,170	37.67 – 59.30	48.58	17.60

Exercised	(180,370)	45.77 – 49.36	48.53	17.81
Forfeited	(1,150)	49.36	49.36	17.12
Expired	(2,080)	49.36	49.36	17.12

Outstanding, June 30, 2014	91,950	37.67 – 59.30	48.77	17.02

Exercisable, June 30, 2014	91,950	$37.67 – $59.30	$48.77	$17.02

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the number of unvested SSARs and stock options and in unvested restricted stock and RSUs during each of the years in the three-year period ended June 30, 2014, 2013 and 2012, together with the corresponding weighted-average fair values, are as follows:

	SSARs and Stock Options		Restricted Stock and Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2011	933,095	$18.99	1,322,101	$45.23

Granted	—	—	817,918	47.34
Vested	(579,218)	19.72	(266,658)	48.09
Forfeited	(32,630)	17.95	(222,040)	46.59

Unvested at June 30, 2012	321,247	17.80	1,651,321	45.97

Granted	—	—	605,277	59.07
Vested	(278,517)	17.92	(347,497)	47.27
Forfeited	(10,350)	17.03	(866,355)	53.04

Unvested at June 30, 2013	32,380	17.02	1,042,746	47.74

Granted	—	—	254,356	72.17
Vested	(31,230)	17.02	(360,857)	45.07
Forfeited	(1,150)	17.12	(98,003)	54.94

Unvested at June 30, 2014	—	$—	838,242	$55.39

Information regarding the cash proceeds received, and the intrinsic value and total tax benefits realized resulting from stock option exercises is as follows (in thousands):

	Year ended June 30,
	2014	2013	2012
Cash proceeds received	$—	$13,050	$7,466
Intrinsic value realized	$3,868	$6,594	$3,865
Income tax benefit realized	$1,470	$2,595	$1,521

The total intrinsic value of RSUs that vested during the years ended June 30, 2014, 2013, and 2012 was $23.1 million, $17.6 million and $13.4 million, respectively, and the tax benefit realized for these vestings was $8.8 million, $6.9 million and $5.3 million, respectively.

The grant date fair value of stock options that vested during each of the years in the three-year period ended June 30, 2014 was $0.5 million, $5.0 million, and $11.4 million, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Outstanding SSAR and Stock Option Information

Information regarding the SSARs and stock options outstanding and exercisable as of June 30, 2014, is as follows (intrinsic value in thousands):

	SSARs and Options Outstanding and Exercisable
Range of exercise Price	Number of Instruments	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$30.00-$39.99	6,400	$37.67	1.14	$208
$40.00-$49.99	75,550	48.31	0.98	1,655
$50.00-$59.99	10,000	59.30	0.56	109

	91,950			$1,972

As of June 30, 2014, there was no unrecognized compensation cost related to SSARs and stock options and $21.5 million of unrecognized compensation cost related to restricted stock and RSUs scheduled to be recognized over a weighted-average period of 3.1 years.

Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP and DSPP in November 2002, and implemented these plans beginning July 1, 2003. There are 1,250,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of the quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of June 30, 2014, participants have purchased 991,197 shares under the ESPP, at a weighted-average price per share of $47.46. Of these shares, 52,964 were purchased by employees at a weighted-average price per share of $66.00 during the year ended June 30, 2014. During the year ended June 30, 2013, the Company established a 10b5-1 plan to facilitate the open market purchase of shares of Company stock to satisfy its obligations under the ESPP.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100 percent of their annual bonus. For the fiscal years ended June 30, 2014, 2013 and 2012, RSUs awarded in lieu of bonuses earned are granted at 85 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange. RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock.

Activity related to the MSPP and the DSPP during the year ended June 30, 2014 is as follows:

	MSPP	DSPP
RSUs outstanding, June 30, 2013	29,291	137
Granted	542	—
Issued	(13,832)	(137)
Forfeited	(2,201)	—

RSUs outstanding, June 30, 2014	13,800	—

Weighted average grant date fair value as adjusted for the applicable discount	$43.99

Weighted average grant date fair value		$—

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

As of June 30, 2014 and 2013, the Company’s financial instruments measured at fair value included non-COLI money market investments and mutual funds held in the Company’s supplemental retirement savings plan (the Supplemental Savings Plan), interest rate swaps and contingent consideration in connection with business combinations.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and 2013, and the level they fall within the fair value hierarchy (in thousands):

	Financial Statement Classification	Fair Value Hierarchy	As of June 30,
Description of Financial Instrument			2014	2013
			Fair Value
Non-COLI assets held in connection with the Supplemental Savings Plan	Long-term asset	Level 1	$—	$830
Contingent Consideration	Current liability	Level 3	$—	$2,977
Interest rate swap agreements	Other long-term liabilities	Level 2	$7,774	$1,765

Changes in the fair value of the assets held in connection with the Supplemental Savings Plan are recorded in indirect costs and selling expenses.

Contingent consideration at June 30, 2013 related to the requirement that the Company pay contingent consideration in the event that TCL achieved certain specified earnings results during the one year period subsequent to acquisition (see Note 4). The Company determined the fair value of contingent consideration using a valuation model which included the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses. During the years ended June 30, 2014 and 2013, this remeasurement did not result in a significant change to the liability initially recorded. The maximum contingent consideration associated with the TCL acquisition was approximately $6.0 million. During the year ended June 30, 2013, the Company determined the maximum contingent consideration possible had been earned. One-half of this amount was paid to the former shareholders of TCL in February 2013 and the other one-half was paid in February 2014.

During the years ended June 30, 2012 and 2014, the Company entered into interest rate swap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

NOTE 23. EARNINGS PER SHARE

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Year ended June 30,
	2014	2013	2012
Net income attributable to CACI	$135,316	$151,689	$167,454

Weighted-average number of basic shares outstanding during the period	23,429	23,010	27,077
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	441	743	879
Dilutive effect of the Notes	1,285	132	111
Dilutive effect of accelerated share repurchase agreement	—	—	44

Weighted-average number of diluted shares outstanding during the period	25,155	23,885	28,111

Basic earnings per share	$5.78	$6.59	$6.18

Diluted earnings per share	$5.38	$6.35	$5.96

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total number of weighted-average common stock equivalents excluded from the diluted per share computations due to their anti-dilutive effects for the years ended June 30, 2013 and 2012, were seventeen thousand and 0.7 million, respectively. There were no such effects for the year ended June 30, 2014 because the Company’s average stock price exceeded the exercise price of all shares outstanding. The calculation of diluted earnings per share for the year ended June 30, 2014 includes the shares underlying the performance-based RSUs granted in September 2013, September 2011 and September 2010. The shares underlying the performance-based RSUs granted in September 2012 are excluded in the calculation of diluted earnings per share for the years ended June 30, 2014 and 2013, as the NATP performance metric associated with the shares was not met and no shares were issued under this grant. On May 1, 2014 the Company issued 1.4 million shares of common stock in accordance with the Notes and received 1.4 million shares of our common stock pursuant to the terms of the call option hedge transaction. The contingently issuable shares that may have resulted from the conversion of the Notes were included in the Company’s diluted share count for the fiscal years ended June 30, 2014, 2013 and 2012 because the Company’s average stock price during the first, second, and third quarters of the year ended June 30, 2014, during the first, third and fourth quarters of the year ended June 30, 2013, and during the third quarter of the year ended June 30, 2012 was above the conversion price of $54.65 per share. The contingently issuable shares that may result from the maturity of the Warrants were included in the computation of diluted earnings per share because the Company’s average stock price during the second, third, and fourth quarters of the year ended June 30, 2014 was greater than the Warrants’ exercise price of $68.31. The Warrants were excluded from the computation of the Company’s diluted earnings per share for the years ended June 30, 2013 and 2012 because the Warrants’ exercise price was greater than the average market price of a share of Company common stock.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24. QUARTERLY FINANCIAL DATA (UNAUDITED)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended June 30, 2014 and 2013, are presented below (in thousands except per share data).

	Year ended June 30, 2014
	First	Second	Third	Fourth
Revenue	$864,265	$894,186	$900,393	$905,718
Income from operations	$61,182	$66,454	$60,532	$69,235
Net income attributable to CACI	$32,992	$34,962	$30,828	$36,534
Basic earnings per share	$1.42	$1.49	$1.31	$1.55
Diluted earnings per share	$1.33	$1.38	$1.19	$1.49
Weighted-average shares outstanding:
Basic	23,314	23,433	23,473	23,498
Diluted	24,835	25,297	25,973	24,517

	Year ended June 30, 2013
	First	Second	Third	Fourth
Revenue	$931,236	$931,627	$906,196	$912,931
Income from operations	$64,737	$69,582	$68,620	$67,902
Net income attributable to CACI	$35,708	$39,676	$38,367	$37,938
Basic earnings per share	$1.55	$1.74	$1.67	$1.64
Diluted earnings per share	$1.49	$1.69	$1.62	$1.56
Weighted-average shares outstanding:
Basic	23,032	22,852	23,021	23,136
Diluted	23,980	23,537	23,706	24,318

SCHEDULE II

CACI INTERNATIONAL INC

VALUATION AND QUALIFYING ACCOUNTS

FOR YEARS ENDED JUNE 30, 2014, 2013 AND 2012

(in thousands)

	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2014
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,203	$798	$(521)	$254	$3,734

2013
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,590	$2,853	$(3,176)	$(64)	$3,203

2012
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,738	$2,583	$(2,689)	$(42)	$3,590

Items included as “Other Changes” primarily includes foreign currency exchange differences.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 28th day of August 2014.

CACI International Inc
Registrant

Date: August 28, 2014	By:

/s/ KENNETH ASBURY
Kenneth Asbury President Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/S/ KENNETH ASBURY Kenneth Asbury	President, Chief Executive Officer and Director (Principal Executive Officer)	August 28, 2014

/S/ THOMAS A. MUTRYN Thomas A. Mutryn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 28, 2014

/S/ GREGORY W. BUCKIS, SR. Gregory W. Buckis, Sr.	Senior Vice President, Corporate Controller (Principal Accounting Officer)	August 28, 2014

/S/ DR. J. P. LONDON Dr. J. P. London	Chairman of the Board, Executive Chairman	August 28, 2014

/S/ MICHAEL A. DANIELS Michael A. Daniels	Director	August 28, 2014

/S/ JAMES S. GILMORE, III James S. Gilmore, III	Director	August 28, 2014

/S/ WILLIAM L. JEWS William L. Jews	Director	August 28, 2014

/S/ GREGORY G. JOHNSON Adm Gregory G. Johnson, USN (Ret.)	Director	August 28, 2014

/S/ JAMES L. PAVITT James L. Pavitt	Director	August 28, 2014

Signatures	Title	Date

/S/ DR. WARREN R. PHILLIPS Dr. Warren R. Phillips	Director	August 28, 2014

/S/ CHARLES P. REVOILE Charles P. Revoile	Director	August 28, 2014

/S/ WILLIAM S. WALLACE Gen William S. Wallace, USA (Ret.)	Director	August 28, 2014