Form 10-Q
period 2014-09-30
CACI INTERNATIONAL INC /DE/
filed 2014-11-04
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of November 3, 2014: CACI International Inc Common Stock, $0.10 par value, 23,797,570 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2014	2013
Revenue	$814,726	$864,265

Costs of revenue:
Direct costs	536,604	601,422
Indirect costs and selling expenses	200,827	188,710
Depreciation and amortization	17,236	12,951

Total costs of revenue	754,667	803,083

Income from operations	60,059	61,182
Interest expense and other, net	9,080	7,388

Income before income taxes	50,979	53,794
Income taxes	19,722	20,402

Net income including portion attributable to noncontrolling interest	31,257	33,392
Noncontrolling interest	(127)	(400)

Net income attributable to CACI	$31,130	$32,992

Basic earnings per share	$1.32	$1.42

Diluted earnings per share	$1.29	$1.33

Weighted-average basic shares outstanding	23,565	23,314

Weighted-average diluted shares outstanding	24,104	24,835

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2014	2013
Net income including portion attributable to noncontrolling interest	$31,257	$33,392
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(6,783)	6,796
Effects of post-retirement adjustments	—	208
Change in fair value of interest rate swap agreements	1,803	(231)

Other comprehensive (loss) income, net of tax	(4,980)	6,773

Comprehensive income including portion attributable to noncontrolling interest	26,277	40,165
Noncontrolling interest	(127)	(400)

Comprehensive income attributable to CACI	$26,150	$39,765

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$99,992	$64,461
Accounts receivable, net	567,350	615,580
Deferred income taxes	19,075	22,694
Prepaid expenses and other current assets	31,842	33,114

Total current assets	718,259	735,849
Goodwill	2,184,233	2,188,569
Intangible assets, net	219,776	230,410
Property and equipment, net	65,513	68,485
Supplemental retirement savings plan assets	87,521	88,465
Accounts receivable, long-term	7,716	8,714
Other long-term assets	37,267	38,646

Total assets	$3,320,285	$3,359,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,563	$41,563
Accounts payable	75,353	55,811
Accrued compensation and benefits	181,536	183,361
Other accrued expenses and current liabilities	127,342	141,852

Total current liabilities	425,794	422,587
Long-term debt, net of current portion	1,168,649	1,238,728
Supplemental retirement savings plan obligations, net of current portion	75,497	77,457
Deferred income taxes	204,432	197,847
Other long-term liabilities	60,448	63,353

Total liabilities	1,934,820	1,999,972

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 41,576 shares issued and 23,722 outstanding at September 30, 2014 and 41,441 shares issued and 23,500 outstanding at June 30, 2014	4,158	4,144
Additional paid-in capital	537,174	537,334
Retained earnings	1,424,084	1,392,954
Accumulated other comprehensive loss	(5,362)	(382)
Treasury stock, at cost (17,854 and 17,941 shares, respectively)	(576,999)	(577,167)

Total CACI shareholders’ equity	1,383,055	1,356,883
Noncontrolling interest	2,410	2,283

Total shareholders’ equity	1,385,465	1,359,166

Total liabilities and shareholders’ equity	$3,320,285	$3,359,138

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including portion attributable to noncontrolling interest	$31,257	$33,392
Reconciliation of net income including portion attributable to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	17,236	12,951
Non-cash interest expense	—	3,360
Amortization of deferred financing costs	691	509
Stock-based compensation expense	2,620	2,484
Deferred income tax expense	9,139	16,243
Equity in earnings of unconsolidated ventures	(79)	(444)
Changes in operating assets and liabilities:
Accounts receivable, net	47,117	(13,578)
Prepaid expenses and other assets	977	(8,807)
Accounts payable and other accrued expenses	1,986	(7,118)
Accrued compensation and benefits	(1,068)	(13,523)
Income taxes payable and receivable	3,666	310
Supplemental retirement savings plan obligations and other long-term liabilities	(1,810)	1,524

Net cash provided by operating activities	111,732	27,303

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,361)	(3,020)
Net investments in unconsolidated ventures	547	—
Other	578	(945)

Net cash used in investing activities	(2,236)	(3,965)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities, net of financing costs	35,468	147,093
Principal payments made under bank credit facilities	(105,859)	(128,500)
Proceeds from employee stock purchase plans	932	962
Repurchases of common stock	(925)	(972)
Payment of taxes for equity transactions	(5,883)	(7,170)
Other	2,991	2,759

Net cash (used in) provided by financing activities	(73,276)	14,172

Effect of exchange rate changes on cash and cash equivalents	(689)	878

Net increase in cash and cash equivalents	35,531	38,388
Cash and cash equivalents, beginning of period	64,461	64,337

Cash and cash equivalents, end of period	$99,992	$102,725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$(743)	$1,307

Cash paid during the period for interest	$8,608	$1,563

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of CACI International Inc and subsidiaries (CACI or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include the assets, liabilities, results of operations, comprehensive income and cash flows for the Company, including its subsidiaries and ventures that are more than 50 percent owned or otherwise controlled by the Company. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated in consolidation.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of September 30, 2014 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities. See Notes 4 and 10.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2014. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

2.	Recent Accounting Pronouncements

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

3.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2014	June 30, 2014
Customer contracts and related customer relationships	$516,136	$516,973
Acquired technologies	27,177	27,177
Covenants not to compete	3,439	3,472
Other	1,589	1,601

Intangible assets	548,341	549,223

Customer contracts and related customer relationships	(300,768)	(291,583)
Acquired technologies	(23,675)	(23,119)
Covenants not to compete	(3,139)	(3,131)
Other	(983)	(980)

Less accumulated amortization	(328,565)	(318,813)

Total intangible assets, net	$219,776	$230,410

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years. The weighted-average period of amortization for all customer contracts and related customer relationships as of September 30, 2014 is 13.1 years, and the weighted-average remaining period of amortization is 11.3 years. The weighted-average period of amortization for acquired technologies as of September 30, 2014 is 9.6 years, and the weighted-average remaining period of amortization is 4.9 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2015, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2015 (nine months)	$29,035
2016	32,695
2017	29,379
2018	25,327
2019	20,873
Thereafter	82,467

Total intangible assets, net	$219,776

4.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2014	June 30, 2014
Bank credit facility – term loans	800,078	810,469
Bank credit facility – revolving loans	415,000	475,000

Principal amount of long-term debt	1,215,078	1,285,469
Less unamortized debt issuance costs	(4,866)	(5,178)

Total long-term debt	1,210,212	1,280,291
Less current portion	(41,563)	(41,563)

Long-term debt, net of current portion	$1,168,649	$1,238,728

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $850.0 million. As of September 30, 2014, the Company had $415.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $10.4 million through December 31, 2016 and $20.8 million thereafter until the balance is due in full on November 15, 2018. As of September 30, 2014, the Company had $800.1 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio. As of September 30, 2014, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.67 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility. As of September 30, 2014, the Company was in compliance with all of the financial covenants. A majority of the Company’s assets serve as collateral under the Credit Facility.

The Company has capitalized $18.1 million of debt issuance costs associated with the Credit Facility. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. As of September 30, 2014, $4.9 million of the unamortized balance is included in long-term debt and $5.8 million is included in other long-term assets.

Convertible Notes Payable

Effective May 16, 2007, the Company issued at par value $300.0 million convertible notes (the Convertible Notes) which matured on May 1, 2014. Upon maturity, the aggregate conversion value was $406.8 million. Accordingly, the Company paid note holders the outstanding principal value totaling $300.0 million in cash and issued approximately 1.4 million shares of our common stock for the remaining aggregate conversion value. Concurrently with the issuance of our common stock upon conversion, the Company received 1.4 million shares of our common stock pursuant to the terms of the call option hedge transaction described below. The Company included these shares within treasury stock on our consolidated balance sheet.

In connection with the issuance of the Notes in May 2007, we entered into separate call option hedge and warrant transactions to reduce the potential dilutive impact upon the conversion of the Convertible Notes. The Call Options and the Warrants (each as defined below) are separate and legally distinct instruments that bind CACI and the counterparties and have no binding effect on the holders of the Notes.

Call Options and Warrants

The Company purchased in a private transaction at a cost of $84.4 million call options (the Call Options) to purchase approximately 5.5 million shares of its common stock at a price equal to the conversion price of $54.65 per share. The cost of the Call Options was recorded as a reduction of additional paid-in capital. The Call Options allowed CACI to receive shares of its common stock from the counterparties equal to the amount of common stock related to the excess conversion value that CACI would pay the holders of the Notes upon conversion. The Company exercised the call options upon the maturity and conversion of the Convertible Notes and received 1.4 million shares of our common stock.

In addition, the Company sold warrants (the Warrants) to issue approximately 5.5 million shares of CACI common stock at a strike price of $68.31 per share. The proceeds from the sale of the Warrants totaled $56.5 million and were recorded as an increase to additional paid-in capital. The Warrants settle daily over 90 trading days starting in August 2014 and ending in December 2014. We issue shares upon settlement of the Warrants. Since the price of our common stock exceeded the strike price on certain days during the trading settlement period, we issued 81,619 shares during the three months ended September 30, 2014.

Cash Flow Hedges

The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations. The Company has entered into several floating-to-fixed interest rate swap agreements for an aggregate notional amount of $600.0 million which hedge a portion of the Company’s floating rate indebtedness. The swaps mature at various dates through 2020. The Company has designated the swaps as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these swaps are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of interest expense. Realized gains and losses in connection with each required interest payment are reclassified from accumulated other comprehensive income or loss to interest expense. The Company does not hold or issue derivative financial instruments for trading purposes.

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Gain (loss) recognized in other comprehensive income	$205	$(564)
Amounts reclassified to earnings from accumulated other comprehensive loss	1,598	333

Net current period other comprehensive income (loss)	$1,803	$(231)

The aggregate maturities of long-term debt at September 30, 2014 are as follows (in thousands):

Twelve months ending September 30,
2015	$41,563
2016	41,563
2017	72,734
2018	83,125
2019	976,093

Principal amount of long-term debt	1,215,078
Less unamortized debt issuance costs	(4,866)

Total long-term debt	$1,210,212

5.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). The DCAA has completed its audits of the Company’s incurred cost submissions for the years ended June 30, 2006 and 2007 and on April 3, 2014 the Defense Contract Management Agency issued final determinations regarding those incurred cost submissions, with a final determination on penalties and interest associated with the Company’s incurred cost submission for the year ending June 30, 2006 subsequently issued on May 21, 2014. The Company has appealed all of these determinations. The DCAA is currently in the process of auditing the Company’s incurred cost submissions for the year ended June 30, 2008, 2009, and 2010. Two of the Company’s task orders associated with work performed in Afghanistan are also currently under audit by the Special Inspector General for Afghanistan Reconstruction. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

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

German Value-Added Taxes

The Company is under audit by the German tax authorities for issues related to value-added tax returns. At this time, the Company has not been assessed any deficiency and, based on sound factual and legal precedent, believes it is in compliance with the applicable value-added tax regulations. The Company has not accrued any liability for this matter because an unfavorable outcome is not considered probable. The Company estimates reasonable possible losses to be not greater than $3.0 million.

Virginia Sales and Use Tax Audit

The Company is under audit for sales and use tax related issues by the Commonwealth of Virginia. The Company has accrued its current best estimate of the potential outcome within its estimated range of $2.8 million to $4.8 million.

6.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Stock-based compensation included in indirect costs and selling expenses:
Restricted stock unit (RSU) expense	$2,620	$2,443
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	—	41

Total stock-based compensation expense	$2,620	$2,484

Income tax benefit recognized for stock-based compensation expense	$1,016	$949

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

In September 2013, the Company made its annual grant to key employees consisting of 202,170 Performance-based Restricted Stock Units (PRSUs). The final number of such PRSUs that were earned by participants and vest was based on the achievement of a specified net after tax profit (NATP) for the year ended June 30, 2014 and on the average share price of Company stock for the 90 day period ending September 13, 2014 as compared to the average share price for the 90 day period ended September 13, 2013. The specified NATP for the year ended June 30, 2014 was met and the average share price of the Company’s stock for the 90 day period ending September 13, 2014 exceeded the average share price of the Company’s stock for the 90 day period ended September 13, 2013 resulting in an additional 11,933 RSUs earned by participants.

Annual grants under the 2006 Plan are generally made to the Company’s key employees during the first quarter of the Company’s fiscal year and to members of the Company’s Board of Directors during the second quarter of the Company’s fiscal year. With the approval of its Chief Executive Officer, the Company also issues equity instruments to strategic new hires and to employees who have demonstrated superior performance. In September 2014, the Company made its annual grant to its key employees consisting of 180,570 Performance Restricted Stock Units (PRSUs). The final number of such performance-based RSUs which will be considered earned by the participants and eventually vest is based on the achievement of a specified earnings per share (EPS) for the year ending June 30, 2015 and on the average share price of Company stock for the 90 day period ending September 23, 2015, 2016 and 2017 as compared to the average share price for the 90 day period ended September 23, 2014. No PRSUs will be earned if the specified EPS for the fiscal year ending June 30, 2015 is not met. If EPS for the year ending June 30, 2015 exceeds the specified EPS and the average share price of the Company’s stock for the 90 day period ending September 23, 2015, 2016 and 2017 exceeds the average share price of the Company’s stock for the 90 day period ended September 23, 2014 by 100 percent or more, then an additional 180,570 RSUs could be earned by participants. This is the maximum number of additional RSUs that can be earned related to the September 2014 annual grant. In addition to the performance and market conditions, there is a service vesting condition which stipulates that 50 percent of the earned award will vest on September 23, 2017 and 50 percent of the earned award will vest on September 1, 2018, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon retirement or certain other events.

The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan is 12,450,000 as of September 30, 2014. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of September 30, 2014, cumulative grants of 13,449,045 equity instruments underlying the shares authorized have been awarded, and 4,117,531 of these instruments have been forfeited.

Activity related to SSARs/non-qualified stock options and RSUs during the three months ended September 30, 2014 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs
Outstanding, June 30, 2014	91,950	838,242
Granted	—	283,003
Exercised/Issued	—	(213,294)
Forfeited/Lapsed	—	(10,780)

Outstanding, September 30, 2014	91,950	897,171

Weighted average grant date fair value for RSUs		$78.39

As of September 30, 2014, there was $35.9 million of total unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted-average period of 2.8 years.

7.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive, including stock options and SSARs with an exercise price greater than the average market price of the Company’s common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are no longer subject to a market or performance condition. There were no anti-dilutive common stock equivalents for the three months ended September 30, 2013 and 2014. The PRSUs granted in September 2014 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares. These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved. The shares underlying the Convertible Notes were included in the computation of diluted earnings per share for the three months ended September 30, 2013 because the average share price was above the conversion price during the three month period. The Warrants were excluded from the computation of diluted earnings per share during the three months ended September 30, 2013 because the Warrants’ strike price of $68.31 was greater than the average market price of a share of Company common stock during that period. The Warrants were included in the computation of diluted earnings per share during the three months ended September 30, 2014 because the strike price was lower than the average market price of a share of the Company stock during the period. The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2014	2013
Net income attributable to CACI	$31,130	$32,992

Weighted average number of basic shares outstanding during the period	23,565	23,314
Dilutive effect of SSARs/stock options and RSUs after application of treasury stock method	408	526
Diluted effect of the Convertible Notes	—	995
Dilutive effect of the Warrants	131	—

Weighted average number of diluted shares outstanding during the period	24,104	24,835

Basic earnings per share	$1.32	$1.42

Diluted earnings per share	$1.29	$1.33

8.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company is currently under examination by one state jurisdiction and one foreign jurisdiction for years ended June 30, 2004 through June 30, 2012. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of September 30, 2014 and June 30, 2014 was $9.5 million and $9.6 million, respectively. Of the $9.5 million unrecognized tax benefit at September 30, 2014, $2.4 million, if recognized, would impact the Company’s effective tax rate.

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

	Domestic	International	Total
Three Months Ended September 30, 2014
Revenue from external customers	$779,531	$35,195	$814,726
Net income attributable to CACI	28,686	2,444	31,130
Three Months Ended September 30, 2013
Revenue from external customers	$830,875	$33,390	$864,265
Net income attributable to CACI	30,680	2,312	32,992

10.	Fair Value of Financial Instruments

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

The Company’s financial instruments measured at fair value included interest rate swap agreements. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and June 30, 2014, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	September 30, 2014	June 30, 2014
			Fair Value
Interest rate swap agreements	Other long-term liabilities	Level 2	$4,800	$7,774

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

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We derived 93.6 percent and 94.2 percent of our revenue during the three months ended September 30, 2014 and 2013, respectively, from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments, commercial customers, and through our international operations, to non-U.S. government agencies. We provide our services and solutions to our customers in the following market areas:

•	Business Systems – Within the Business Systems market, we provide the full range of enterprise-wide information solutions and services required to plan, manage, architect, develop, deploy, and sustain the complex, integrated systems that are required by our customers to accomplish their transformation goals. CACI’s system-enabled solutions and services yield high-value business outcomes in all the major management domains – financial, acquisition, human capital management, and logistics. We developed, deployed, and continue to enhance business systems for more than 100 federal agencies, and continually expand our reach as more federal agencies turn to CACI for complex system integrations. Our solutions help to reshape the way government does business, from cutting costs and controlling processes to enhancing mission effectiveness and providing better information for decision-making. By integrating complex commercial off-the-shelf (COTS) enterprise resource planning (ERP) products like Oracle® E-Business Suite, PeopleSoft®, SAP®, and Momentum®, or building custom service-oriented architecture solutions to meet customer needs, we bring disciplined industry best practices and standards, advanced technology, and a deep understanding of federal and DoD processes and their unique policy compliance requirements. Our services include providing comprehensive support to most of the federal financial Shared Services Centers, the future of financial systems delivery and support in the federal government. CACI is a full-service federal systems integrator, implementing the foundational system solutions for both mission and business support, and providing the consulting assistance and business intelligence/analytics that convert data into information and smart decisions. Our solutions employ an integrated cross-functional approach to maximize investments in existing systems while leveraging the potential of advanced technologies to implement new high-payback solutions.

•

Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) – We serve the C4ISR market with solutions for collection, processing, analysis, and exploitation of a wide range of intelligence sources. We offer integrated, rapid-response, and enterprise-wide C4ISR solutions in support of military, homeland security, law enforcement, border security, emergency response, and disaster relief missions in coordinated and controlled operational settings. Our services include engineering and integration, agile development and deployment, research and development, system sustainment, test and evaluation, software and system development, and end-to-end lifecycle planning. Using integrated sensors, information systems, data fusion and dissemination systems, and mission applications, we connect with our customers’ fixed-site and mobile-networked environments to provide situational awareness and information dominance. We also provide solutions in the following areas: secure cloud computing, manned/unmanned airborne ISR, persistent ISR, ISR data fusion and analytical software tool discovery, modeling and simulation, specialized technical collection domains, C4 systems development and integration, beyond line-of-sight communications, next-generation satellite communications, secure wireless communications, and C4 information assurance protection.

•	Cyberspace – We serve the Cyberspace market in supporting the full lifecycle of preparing for, protecting against, detecting, reacting to, and actively responding to the full range of cyber threats. We proactively anticipate and address the unique security challenges associated with emerging and evolving technologies and business practices, such as cloud-based architectures, mobile and ubiquitous computing devices, and “big data” analytics. We facilitate next-generation dynamic and interactive cyber defenses based on real-time situational awareness and continuous analysis of the current risk posture as assessed against local and global threat activities. We support all aspects of cyber warfare, including cyber reconnaissance, cyber intelligence, cyber counterintelligence, and integrated offensive cyber operations. We offer computer and network forensics, insider threat mitigation, supply chain security, electronic warfare, communications security, secure IT professional services, and strategic consulting.

•	Enterprise IT – We serve the Enterprise Information Technology (IT) market, which includes customers throughout the DoD, the Intelligence Community, and federal civilian agencies, including the Departments of Homeland Security, Veterans Affairs, Justice, and Treasury. We provide tailored, end-to-end, enterprise-wide information solutions and services for the design, development, integration, deployment, operations and management, sustainment, and security of our customers’ infrastructure. Our Enterprise IT solutions fall within three broad categories: in-house IT infrastructure systems (IT hardware, systems development, and integration); IT outsourcing (applications and infrastructure outsourcing); and IT design and support services (consulting and design, education, and training). Our operational, analytic, and consultancy and transformational services enable and optimize the full lifecycle of the enterprise IT environment – improving the services, increasing the efficiency, and reducing the total cost and complexity of heterogeneous, networked, and geographically-dispersed operations. Our capabilities in network infrastructure design, deployment and management, data center design and management, cloud computing, virtualization, application development and hosting, mobility solutions, and advanced service desk management provide secure and efficient operational environments for our customers.

•	Geospatial – We serve the Geospatial market for domestic and international customers with solutions and services that support the collection, processing, exploitation, analysis, and dissemination of geospatial information relating to defense, intelligence, homeland security, and commercial applications. We use imagery and other collected data from government and commercial sources to produce hardcopy and digital maps, three-dimensional products, and rapid-response reporting and notification to improve decision-making and enhance understanding of military actions, natural disasters, and social trends. We provide expertise in multi-source data analysis and conflation, diverse sensor exploitation, intelligence analysis, and geographic information system (GIS) integration and deployment. We offer mobile solutions and secure web-based data accessibility and subscription services on an enterprise-wide scale. We develop and deliver geospatial intelligence (GEOINT) products, solutions, and services that include collection and production management, advanced geospatial intelligence, commercial remote sensing analysis and engineering products, overhead persistent infrared systems engineering and acquisition, unified geospatial intelligence operations, enterprise architecture solutions and services, training, and strategic planning. We contribute to national security throughout the GEOINT programmatic lifecycle, which involves identifying strategic opportunities and developing strategic planning to facilitate program execution. Our staff is skilled in resource management, requirements analysis, quality management, organization development, advanced technologies, knowledge management, and acquisition management.

•

Healthcare – We serve the Healthcare market to meet the steadily accelerating demand for new healthcare strategies and technologies throughout the U.S. government, including uniformed services, veterans, and citizens. We provide transformational functional subject matter expertise and health IT services to the Department of Veterans Affairs, DoD Military Health System, and Department of Health and Human Services, including the Centers for Disease Control and Prevention, the National Institutes of Health, the Centers for Medicare & Medicaid Services, and the Food and Drug Administration. We assist the federal medical community in focusing on the patient, ensuring that systems and processes at the backbone of health organizations are running efficiently. We provide solutions that unify federal healthcare delivery and support for military service personnel, veterans, and their beneficiaries. Our capabilities include healthcare IT systems, for example designing, developing, and integrating virtual electronic health records; building components of our nation’s bioterrorism preparedness and alerting network; collecting, integrating, and managing clinical data to support retrospective and prospective research; providing public health informatics; leveraging “big data” analytics to help healthcare organizations drive cost-effective business processes, improve patient care, and increase mission success; and providing all aspects of healthcare administration, logistics, and facility management.

•	Integrated Security Solutions – We serve the Integrated Security Solutions (ISS) market by assisting customers in anticipating traditional and asymmetric threats to their organizations; recognizing potential critical vulnerabilities; and developing, integrating, and sustaining a range of graduated response options and flexible capabilities they can employ to eliminate or mitigate the effects of these threats and vulnerabilities. We support the U.S. and our international partners and allies in mitigating and countering the effects of natural, technological, and man-made hazards which are undeterred by political and geographical boundaries, elements of national power, and international law. Our solutions include biometrics, border protection, specialized law enforcement, and countering illicit networks, including counter-piracy and counter-drug activities. They address security policy, definition, and capacity building; risk management; consequence management; critical event and incident preparedness; and training. We also provide outcomes-based training for operations in austere environments; tactical law enforcement training; critical infrastructure and key resources vulnerability assessments; counter-asymmetric threat awareness and counter-improvised explosive device training; trend analysis, operations and intelligence fusion, and human network analysis; application of technology and tradecraft to leverage non-traditional data sources, including social media; and strategic planning for combat, peacetime, and civil security operations.

•	Intelligence – We serve the Intelligence market with a wide range of capabilities, from high-end intelligence engineering to product development to intelligence analysis services. We have cleared and skilled personnel necessary to meet analytical, linguistic, collections, and operational requirements. A significant portion of our analytic work supports national security missions by augmenting government efforts to identify, characterize, and counter asymmetric and conventional threats around the world. We provide automated content tagging, exploitation, and management to turn large volumes of data into actionable intelligence. We build unique systems to locate and identify signals that help the mission of our intelligence professionals. We provide insider threat detection and counter-intelligence solutions to protect people, data, and facilities. Our counter-group analysis offerings utilize CACI-developed tools and methodologies to examine the transactional, hierarchical, temporal, and locational aspects of specific adversarial networks – whether of hackers, insurgents, proliferators, or terrorists – to determine key nodes, vulnerabilities, and intentions. In the area of collection, we emphasize close-access signals acquisition and anomaly detection to support requirements for force protection and human intelligence-enabled penetration of hard targets. Our strong internal procedures and processes enable us to develop and deliver innovative software solutions to help our customers be more effective in their missions. Our integrated approach to the intelligence mission allows us to offer innovative solutions to help support our customers’ most challenging tasks.

•	Investigation & Litigation Support – We support government investigations and litigations for the Securities and Exchange Commission, the Department of Justice, and numerous other federal agencies. The Investigation and Litigation Support (ILS) market focuses on areas present in almost every federal agency, including contract, financial, and personnel issues; torts; claims/case management; intellectual property; and Freedom of Information Act (FOIA) filings. We address the market in three broad categories: ILS information technology (document conversion and cloud hosting, including “big data” analysis and planning); professional services (documents/records management, attorney support, claims management, case management, FOIA, and training); and analytics (computer forensics and e-discovery). Our services support agencies in their missions to oversee, regulate, and pursue civil and criminal prosecutions related to corporate waste, fraud, abuse, and regulatory violations – supporting agency missions for oversight and enforcement as well as crisis investigation and crisis response. We help attorneys acquire, organize, develop, control, and present evidence throughout the course of litigations. Our portfolio of legal support includes cloud hosting (online evidentiary information management to rapidly enable data storage and accessibility); e-discovery consulting and support; data forensic extraction and analysis (including our American Society of Crime Laboratory Directors/Laboratory Accreditation Board accredited digital forensics laboratory); document/data capture and processing; database development, population, and maintenance; pre-trial, trial, and post-trial support; case management; training; claims processing and management; and FOIA support.

•

Logistics & Material Readiness – In the Logistics and Material Readiness (LMR) market, we offer a full suite of solutions and service offerings that plan for, implement, and control the efficient, effective, and secure flow and storage of goods, services, and information in support of U.S. government agencies. Our LMR customers include customers in the government as well as those in the commercial sector. We provide LMR services in the following disciplines: supply chain management, maintenance material management, warehousing and distribution, logistics operations, integrated product support, product lifecycle management, training logistics, and ordnance logistics. We develop and manage logistics information systems and specialized simulation and modeling toolsets and provide logistics engineering services. Our operational capabilities span the supply chain, including advanced logistics planning, demand forecasting, total asset visibility (including the use of radio frequency identification technology), lifecycle support for weapons systems, and supply chain security. We minimize disruption to the supply chain using ISO 27001 and 28000-based supply chain risk management practices. Our logistics services are a critical enabler in support of defense readiness and combat sustainability objectives.

We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. Since March 2013, the federal government has been operating under sequestration required by the Budget Control Act of 2011 (BCA). Under sequestration, reductions in both defense and civil agency expenditures have taken place in each of the government’s Fiscal Year 2013 and 2014 and will continue through the government’s Fiscal Year 2021. On October 1, 2014, the U.S. Government began operating under a continuing resolution (CR) as a result of there being no annual appropriations bills signed into law prior to the start of the government’s Fiscal Year 2015 on that date. The CR funds the government through December 11, 2014 at which time either annual appropriations bills or another CR must be passed to keep the government operating. We expect the impact of sequestration on contracts and task orders we hold and may receive to continue throughout our FY2015.

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

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,				Change
(dollars in thousands)	2014		2013		$	%
Department of Defense (DoD)	$554,298	68.0%	$617,649	71.5%	$(63,351)	(10.3)%
Federal civilian agencies	208,245	25.6	196,153	22.7	12,092	6.2
Commercial and other	50,794	6.2	46,687	5.4	4,107	8.8
State and local governments	1,389	0.2	3,776	0.4	(2,387)	(63.2)

Total	$814,726	100.0%	$864,265	100.0%	$(49,539)	(5.7)%

For the three months ended September 30, 2014, total revenue decreased by 5.7 percent, or $49.5 million, over the same period a year ago. This decrease in revenue was primarily attributable to a reduction in material purchases and subcontract labor resulting from the drawdown in Southwest Asia and federal government budget-related reduction activities.

DoD revenue decreased 10.3 percent, or $63.4 million, for the three months ended September 30, 2014, as compared to the same period a year ago, for the reasons described above. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 6.2 percent, or $12.1 million, for the three months ended September 30, 2014, as compared to the same period a year ago. This increase was primarily attributable to the Six3 Systems acquisition completed during November of 2013. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 8.8 percent, or $4.1 million mainly from our international and domestic technology services and cybersecurity products, during the three months ended September 30, 2014, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 69.3 percent, or $35.2 million, of total commercial revenue, while domestic operations accounted for 30.7 percent, or $15.6 million.

Revenue from state and local governments decreased by 63.2 percent, or $2.4 million of technology services, for the three months ended September 30, 2014, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended September 30, 2014 and 2013.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended September 30, 2014 and 2013, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended September 30,		Three Months Ended September 30,		Change
(dollars in thousands)	2014	2013	2014	2013	$	%
Revenue	$814,726	$864,265	100.0%	100.0%	$(49,539)	(5.7)%

Costs of revenue
Direct costs	536,604	601,422	65.9	69.6	(64,818)	(10.8)
Indirect costs and selling expenses	200,827	188,710	24.6	21.8	12,117	6.4
Depreciation and amortization	17,236	12,951	2.1	1.5	4,285	33.1

Total costs of revenue	754,667	803,083	92.6	92.9	(48,416)	(6.0)

Income from operations	60,059	61,182	7.4	7.1	(1,123)	(1.8)
Interest expense and other, net	9,080	7,388	1.2	0.9	1,692	22.9

Income before income taxes	50,979	53,794	6.2	6.2	(2,815)	(5.2)
Income taxes	19,722	20,402	2.4	2.4	(680)	(3.3)

Net income including portion attributable to noncontrolling interest	31,257	33,392	3.8	3.8	(2,135)	(6.4)
Noncontrolling interest	(127)	(400)	—	—	273	68.3

Net income attributable to CACI	$31,130	$32,992	3.8%	3.8%	$(1,862)	(5.6)%

Income from operations for the three months ended September 30, 2014 was $60.1 million. This was a decrease of $1.1 million, or 1.8 percent, from income from operations of $61.2 million for the three months ended September 30, 2013. This decrease was primarily attributable to higher indirect costs and selling expenses and depreciation and amortization in the first quarter of FY2015. Our operating margin of 7.4 percent for the period ended September 30, 2014 increased from 7.1 percent during the period ended September 30, 2013.

As a percentage of revenue, direct costs were 65.9 and 69.6 percent for the three months ended September 30, 2014 and 2013, respectively. Direct costs include direct labor and other direct costs (ODCs), which include, among other costs, subcontracted labor and material purchases. ODCs are common in our industry and may vary from period to period. The single largest component of direct costs, direct labor, was $258.1 and $248.8 million for the three months ended September 30, 2014 and 2013, respectively. ODCs were $278.5 and $352.6 million during the three months ended September 30, 2014 and 2013, respectively. The decrease in ODCs was primarily driven by reductions in material purchases and subcontract labor resulting from the drawdown in Southwest Asia and federal government budget-related reduction activities.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 24.6 and 21.8 percent for the three months ended September 30, 2014 and 2013, respectively. This increase is due primarily to higher indirect and fringe benefit costs related to the Six3 Systems acquisition. Total stock compensation expense, a component of indirect costs, was $2.6 and $2.5 million for the three months ended September 30, 2014 and 2013, respectively.

Depreciation and amortization expense increased $4.3 million or 33.1 percent for the three months ended September 30, 2014 as compared to the same period a year ago. This increase was primarily attributable to amortization of intangible assets associated with the Six3 Systems acquisition.

Interest expense and other, net increased $1.7 million, or 22.9 percent, during the three months ended September 30, 2014 as compared to the same period a year ago. The increase was primarily attributable to additional indebtedness on the Credit Facility incurred in connection with the Six3 Systems acquisition offset by decreased interest expenses on our Convertible Notes which matured in May 2014.

The effective tax rate was 38.8 percent and 38.2 percent during the three months ended September 30, 2014 and 2013, respectively. The change in the value of the assets in the corporate owned life insurance (COLI) affected the tax rate for the first quarter of FY2015 unfavorably and affected the same quarter of FY2014 favorably. If gains or losses on these COLI investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2015.

Liquidity and Capital Resources

As of September 30, 2014, the aggregate amount of committed financing under our Credit Facility was a $1,681.3 million credit facility, which included an $850.0 million revolving credit facility (the Revolving Facility), and an $831.3 million term loan (the Term Loan). The Credit Facility matures on November 15, 2018.

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $50.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. As of September 30, 2014, we had $415.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $10.4 million through December 31, 2016 and $20.8 million thereafter until the balance is due in full on November 15, 2018. As of September 30, 2014, $800.1 million was outstanding under the Term Loan.

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

Cash and cash equivalents were $100.0 and $64.5 million as of September 30, 2014 and June 30, 2014, respectively. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities. Our operating cash flow was $111.7 million for the three months ended September 30, 2014 compared to $27.3 million for the same period a year ago. Days-sales outstanding was 61 at September 30, 2014, compared to 65 days at September 30, 2013.

We used cash in investing activities of $2.2 and $4.0 million for the three months ended September 30, 2014 and 2013, respectively.

Cash flows used in financing activities were $73.3 million during the three months ended September 30, 2014 while cash provided by financing activities was $14.2 million for the three months ended September 30, 2013. During the three months ended September 30, 2014 we had net payments of $70.4 million under our credit facility while we had net borrowings of $18.6 million over the same period a year ago.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, motor vehicles in the U.K., and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2014. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of September 30, 2014, we had an outstanding letter of credit of $0.4 million. We have no other material off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $600 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the three months ended September 30, 2014 would have fluctuated by approximately $2.1 million.

Approximately 4.3 percent and 3.9 percent of our total revenue in three months ended September 30, 2014 and 2013, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2014, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $12.0 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2014.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2014.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Al Shimari, et al. v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2014 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio. The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc. Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Since the filing of Registrant’s report described above, the district court set a January 16, 2015 hearing date for argument on whether the case should be dismissed based on the political question doctrine.

Abbass, et al v. CACI Premier Technology, Inc. and CACI International Inc, Case No. 1:13CV1186-LMB/JFA (EDVA)

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2014 for the most recently filed information concerning the suit filed in the United States District Court for the Eastern District of Virginia. The lawsuit names CACI International Inc and CACI Premier Technology, Inc. as Defendants. Plaintiffs seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Since the filing of Registrant’s report described above, the case remains stayed.

We are vigorously defending the above-described legal proceedings, and, based on our present knowledge of the facts, believe the lawsuits are completely without merit.

Item 1A.	Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2014. There have been no material changes from the risk factors described in that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2014	13,301	$69.51	1,004,498	245,502
August 2014	—	—	—	—
September 2014	—	—	—	—

Total	13,301	$69.51	1,004,498	245,502

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 20, 2014		8-K	March 25, 2014	3.1

31.1	Section 302 Certification Kenneth Asbury	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Kenneth Asbury	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101	The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: November 4, 2014	By:	/s/ Kenneth Asbury
Kenneth Asbury
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2014	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 4, 2014	By:	/s/ Gregory W. Buckis, Sr.
Gregory W. Buckis, Sr.
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)