Form 10-Q
period 2014-12-31
CACI INTERNATIONAL INC /DE/
filed 2015-01-30
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of January 26, 2015: CACI International Inc Common Stock, $0.10 par value, 24,162,793 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,
	2014	2013
Revenue	$815,423	$894,186

Costs of revenue:
Direct costs	546,694	606,672
Indirect costs and selling expenses	204,406	204,830
Depreciation and amortization	16,795	16,230

Total costs of revenue	767,895	827,732

Income from operations	47,528	66,454
Interest expense and other, net	8,600	9,456

Income before income taxes	38,928	56,998
Income taxes	14,292	22,088

Net income	24,636	34,910
Noncontrolling interest	6	52

Net income attributable to CACI	$24,642	$34,962

Basic earnings per share	$1.03	$1.49

Diluted earnings per share	$1.01	$1.38

Weighted-average basic shares outstanding	23,890	23,433

Weighted-average diluted shares outstanding	24,314	25,297

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended December 31,
	2014	2013
Revenue	$1,630,149	$1,758,451

Costs of revenue:
Direct costs	1,083,298	1,208,094
Indirect costs and selling expenses	405,233	393,540
Depreciation and amortization	34,031	29,181

Total costs of revenue	1,522,562	1,630,815

Income from operations	107,587	127,636
Interest expense and other, net	17,680	16,844

Income before income taxes	89,907	110,792
Income taxes	34,014	42,490

Net income	55,893	68,302
Noncontrolling interest	(121)	(348)

Net income attributable to CACI	$55,772	$67,954

Basic earnings per share	$2.35	$2.91

Diluted earnings per share	$2.30	$2.71

Weighted-average basic shares outstanding	23,728	23,374

Weighted-average diluted shares outstanding	24,210	25,066

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income	$24,636	$34,910	$55,893	$68,302
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(5,832)	2,659	(12,615)	9,455
Effects of post-retirement adjustments	—	—	—	208
Change in fair value of interest rate swap agreements	(2,621)	36	(818)	(195)

Other comprehensive (loss) income, net of tax	(8,453)	2,695	(13,433)	9,468

Comprehensive income	16,183	37,605	42,460	77,770
Noncontrolling interest	6	52	(121)	(348)

Comprehensive income attributable to CACI	$16,189	$37,657	$42,339	$77,422

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$30,874	$64,461
Accounts receivable, net	619,332	615,580
Deferred income taxes	17,053	22,694
Prepaid expenses and other current assets	46,785	33,114

Total current assets	714,044	735,849
Goodwill	2,180,570	2,188,569
Intangible assets, net	209,279	230,410
Property and equipment, net	63,611	68,485
Supplemental retirement savings plan assets	88,473	88,465
Accounts receivable, long-term	7,667	8,714
Other long-term assets	36,731	38,646

Total assets	$3,300,375	$3,359,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,563	$41,563
Accounts payable	90,628	55,811
Accrued compensation and benefits	172,247	183,361
Other accrued expenses and current liabilities	121,394	141,852

Total current liabilities	425,832	422,587
Long-term debt, net of current portion	1,123,822	1,238,728
Supplemental retirement savings plan obligations, net of current portion	77,201	77,457
Deferred income taxes	206,846	197,847
Other long-term liabilities	62,397	63,353

Total liabilities	1,896,098	1,999,972

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 41,589 shares issued and 24,151 outstanding at December 31, 2014 and 41,441 shares issued and 23,500 outstanding at June 30, 2014	4,159	4,144
Additional paid-in capital	539,650	537,334
Retained earnings	1,448,726	1,392,954
Accumulated other comprehensive loss	(13,815)	(382)
Treasury stock, at cost (17,438 and 17,941 shares, respectively)	(576,193)	(577,167)

Total CACI shareholders’ equity	1,402,527	1,356,883
Noncontrolling interest	1,750	2,283

Total shareholders’ equity	1,404,277	1,359,166

Total liabilities and shareholders’ equity	$3,300,375	$3,359,138

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,893	$68,302
Reconciliation of net income including portion attributable to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	34,031	29,181
Non-cash interest expense	—	6,769
Amortization of deferred financing costs	1,378	1,129
Loss on extinguishment of debt	—	4,116
Stock-based compensation expense	6,194	5,785
Deferred income tax expense	15,355	14,957
Equity in earnings of unconsolidated joint ventures	(407)	(947)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(7,443)	(6,178)
Prepaid expenses and other assets	630	(6,504)
Accounts payable and other accrued expenses	16,543	(49,913)
Accrued compensation and benefits	(9,945)	(21,816)
Income taxes payable and receivable	(18,318)	(4,545)
Supplemental retirement savings plan obligations and other long-term liabilities	(635)	4,241

Net cash provided by operating activities	93,276	44,577

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,330)	(7,143)
Cash paid for business acquisitions, net of cash acquired	—	(835,684)
Investment in unconsolidated joint venture	460	—
Other	636	(893)

Net cash used in investing activities	(6,234)	(843,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	148,222	1,119,000
Principal payments made under bank credit facilities	(263,750)	(269,000)
Payment of financing costs under bank credit facilities	—	(13,222)
Proceeds from employee stock purchase plans	1,745	1,849
Repurchases of common stock	(1,776)	(1,884)
Payment of taxes for equity transactions	(6,401)	(7,936)
Other	2,600	3,026

Net cash provided by financing activities	(119,360)	831,833

Effect of exchange rate changes on cash and cash equivalents	(1,269)	1,146

Net increase in cash and cash equivalents	(33,587)	33,836
Cash and cash equivalents, beginning of period	64,461	64,337

Cash and cash equivalents, end of period	$30,874	$98,173

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$29,001	$29,414

Cash paid during the period for interest	$16,818	$7,817

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of December 31, 2014 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities. See Notes 4 and 10.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2014. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

3.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2014	June 30, 2014
Customer contracts and related customer relationships	$515,453	$516,973
Acquired technologies	27,177	27,177
Covenants not to compete	3,410	3,472
Other	1,578	1,601

Intangible assets	547,618	549,223

Customer contracts and related customer relationships	(309,968)	(291,583)
Acquired technologies	(24,232)	(23,119)
Covenants not to compete	(3,151)	(3,131)
Other	(988)	(980)

Less accumulated amortization	(338,339)	(318,813)

Total intangible assets, net	$209,279	$230,410

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years. The weighted-average period of amortization for all customer contracts and related customer relationships as of December 31, 2014 is 13.1 years, and the weighted-average remaining period of amortization is 11.2 years. The weighted-average period of amortization for acquired technologies as of December 31, 2014 is 10.0 years, and the weighted-average remaining period of amortization is 5.1 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2015, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2015 (six months)	$18,706
2016	32,648
2017	29,340
2018	25,296
2019	20,851
Thereafter	82,438

Total intangible assets, net	$209,279

4.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2014	June 30, 2014
Bank credit facility – term loans	$789,688	$810,469
Bank credit facility – revolving loans	380,253	475,000

Principal amount of long-term debt	1,169,941	1,285,469
Less unamortized debt issuance costs	(4,556)	(5,178)

Total long-term debt	1,165,385	1,280,291
Less current portion	(41,563)	(41,563)

Long-term debt, net of current portion	$1,123,822	$1,238,728

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $850.0 million. As of December 31, 2014, the Company had $370.0 million outstanding under the Revolving Facility, $10.3 million of borrowings on the swing line and outstanding letters of credit of $0.5 million. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $10.4 million through December 31, 2016 and $20.8 million thereafter until the balance is due in full on November 15, 2018. As of December 31, 2014, the Company had $789.7 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio. As of December 31, 2014, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.71 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility. As of December 31, 2014, the Company was in compliance with all of the financial covenants. A majority of the Company’s assets serve as collateral under the Credit Facility.

The Company has capitalized $18.1 million of debt issuance costs associated with the Credit Facility. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. As of December 31, 2014, $4.6 million of the unamortized balance is included in long-term debt and $5.4 million is included in other long-term assets.

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

In connection with the issuance of the Convertible Notes in May 2007, we entered into separate call option hedge and warrant transactions to reduce the potential dilutive impact upon the conversion of the Convertible Notes. The Call Options and the Warrants (each as defined below) are separate and legally distinct instruments that bind CACI and the counterparties and have no binding effect on the holders of the Convertible Notes.

Call Options and Warrants

The Company purchased in a private transaction at a cost of $84.4 million call options (the Call Options) to purchase approximately 5.5 million shares of its common stock at a price equal to the conversion price of $54.65 per share. The cost of the Call Options was recorded as a reduction of additional paid-in capital. The Call Options allowed CACI to receive shares of its common stock from the counterparties equal to the amount of common stock related to the excess conversion value that CACI would pay the holders of the Convertible Notes upon conversion. The Company exercised the call options upon the maturity and conversion of the Convertible Notes and received 1.4 million shares of our common stock.

In addition, the Company sold warrants (the Warrants) to issue approximately 5.5 million shares of CACI common stock at a strike price of $68.31 per share. The proceeds from the sale of the Warrants totaled $56.5 million and were recorded as an increase to additional paid-in capital. The Warrants settled daily over 90 trading days which began in August 2014 and ended in December 2014. We issued 497,550 shares for the settlement of the Warrants.

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and six months ended December 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Loss recognized in other comprehensive income	$(4,219)	$(305)	$(4,014)	$(869)
Amounts reclassified to earnings from accumulated other comprehensive loss	1,598	341	3,196	674

Net current period other comprehensive income (loss)	$(2,621)	$36	$(818)	$(195)

The aggregate maturities of long-term debt at December 31, 2014 are as follows (in thousands):

Twelve months ending December 31,
2015	$41,563
2016	41,563
2017	83,125
2018	1,003,690

Principal amount of long-term debt	1,169,941
Less unamortized debt issuance costs	(4,556)

Total long-term debt	$1,165,385

5.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). The DCAA has completed its audits of the Company’s incurred cost submissions for the years ended June 30, 2006, 2007 and 2008. On April 3, 2014 the Defense Contract Management Agency issued final determinations regarding incurred cost submissions for the years ended June 30, 2006 and 2007, with a final determination on penalties and interest associated with the Company’s incurred cost submission for the year ending June 30, 2006 subsequently issued on May 21, 2014. The Company has settled with the Defense Contract Management Agency on indirect rates for the year ending June 30, 2008, and is in the process of finalizing a settlement agreement on its incurred cost submissions for the years ending June 30, 2006 and 2007.

The DCAA is currently in the process of auditing the Company’s incurred cost submissions for the years ended June 30, 2009 and 2010. Two of the Company’s task orders associated with work performed in Afghanistan are also currently under audit by the Special Inspector General for Afghanistan Reconstruction. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

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

German Value-Added Taxes

The Company is under audit by the German tax authorities for issues related to value-added tax returns. At this time, the Company has not been assessed any deficiency and, based on sound factual and legal precedent, believes it is in compliance with the applicable value-added tax regulations. The Company has not accrued any liability for this matter because an unfavorable outcome is not considered probable. The Company estimates reasonably possible losses to be not greater than $3.0 million.

Virginia Sales and Use Tax Audit

The Company is under audit for sales and use tax related issues by the Commonwealth of Virginia. The Company has accrued its current best estimate of the potential outcome within its estimated range of $2.8 million to $4.8 million.

6.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Stock-based compensation included in indirect costs and selling expenses:
Restricted stock and restricted stock unit (RSU) expense	$3,574	$3,301	$6,194	$5,744
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	—	—	—	41

Total stock-based compensation expense	$3,574	$3,301	$6,194	$5,785

Income tax benefit recognized for stock-based compensation expense	$1,312	$1,278	$2,346	$2,225

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

The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan is 12,450,000 as of December 31, 2014. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of December 31, 2014, cumulative grants of 13,463,092 equity instruments underlying the shares authorized have been awarded, and 4,134,924 of these instruments have been forfeited.

Activity related to SSARs/non-qualified stock options and RSUs during the six months ended December 31, 2014 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs
Outstanding, June 30, 2014	91,950	838,242
Granted	—	297,050
Exercised/Issued	(18,640)	(224,276)
Forfeited/Lapsed	—	(28,173)

Outstanding, December 31, 2014	73,310	882,843

Weighted average grant date fair value for RSUs		$78.59

As of December 31, 2014, there was $33.2 million of total unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted-average period of 2.5 years.

7.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive, including stock options and SSARs with an exercise price greater than the average market price of the Company’s common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are no longer subject to a market or performance condition. There were no anti-dilutive common stock equivalents for the three or six months ended December 31, 2013 and 2014, respectively. The PRSUs granted in September 2014 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares. These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved. The shares underlying the Convertible Notes were included in the computation of diluted earnings per share for the three months ended December 31, 2013 because the average share price was above the conversion price during the three month period. The Warrants were included in the computation of diluted earnings per share during the three months ended December 31, 2013 because the Warrants’ strike price of $68.31 was lower than the average market price of a share of Company common stock during that period. The Warrants were included in the computation of diluted earnings per share during the three and six months ended December 31, 2014 because the strike price was lower than the average market price of a share of the Company stock during that period. The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income attributable to CACI	$24,642	$34,962	$55,772	$67,954

Weighted average number of basic shares outstanding during the period	23,890	23,433	23,728	23,374
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	331	403	370	464
Dilutive effect of the Convertible Notes	—	1,259	—	1,127
Dilutive effect of the Warrants	93	202	112	101

Weighted average number of diluted shares outstanding during the period	24,314	25,297	24,210	25,066

Basic earnings per share	$1.03	$1.49	$2.35	$2.91

Diluted earnings per share	$1.01	$1.38	$2.30	$2.71

8.	Income Taxes

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

The Company’s total liability for unrecognized tax benefits as of December 31, 2014 and June 30, 2014 was $8.8 million and $9.6 million, respectively. Of the $8.8 million unrecognized tax benefit at December 31, 2014, $1.8 million, if recognized, would impact the Company’s effective tax rate.

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

	Domestic	International	Total
Three Months Ended December 31, 2014
Revenue from external customers	$779,352	$36,071	$815,423
Net income attributable to CACI	21,531	3,111	24,642
Three Months Ended December 31, 2013
Revenue from external customers	$857,457	$36,729	$894,186
Net income attributable to CACI	32,234	2,728	34,962

Six Months Ended December 31, 2014
Revenue from external customers	$1,558,883	$71,266	$1,630,149
Net income attributable to CACI	50,217	5,555	55,772
Six Months Ended December 31, 2013
Revenue from external customers	$1,688,332	$70,119	$1,758,451
Net income attributable to CACI	62,914	5,040	67,954

10.	Fair Value of Financial Instruments

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

The Company’s financial instruments measured at fair value included interest rate swap agreements. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and June 30, 2014, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	December 31, 2014	June 30, 2014
			Fair Value
Interest rate swap agreements	Other long-term liabilities	Level 2	$9,122	$7,774

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

We derived 93.5 percent and 93.9 percent of our revenue during the six months ended December 31, 2014 and 2013, respectively, from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments, commercial customers, and through our international operations, to non-U.S. government agencies. We provide our services and solutions to our customers in the following market areas:

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

•	Integrated Security Solutions – We serve the Integrated Security Solutions (ISS) market by assisting customers in anticipating traditional and asymmetric threats to their organizations; recognizing potential critical vulnerabilities; and developing, integrating, and sustaining a range of graduated response options and flexible capabilities they can employ to eliminate or mitigate the effects of these threats and vulnerabilities. We support the U.S. and our international partners and allies in mitigating and countering the effects of natural, technological, and man-made hazards which are undeterred by political and geographical boundaries, elements of national power, and international law. Our solutions include biometrics, border protection, specialized law enforcement, and countering illicit networks, including counter-piracy and counter-drug activities. They address security policy, definition, and capacity building; risk management; consequence management; critical event and incident preparedness; and training. We also provide outcomes-based training for operations in austere environments; tactical law enforcement training; critical infrastructure and key resources vulnerability assessments; counter-asymmetric threat awareness and counter-improvised explosive device training; trend analysis, operations and intelligence fusion, and human network analysis; application of technology and tradecraft to leverage non-traditional data sources, including social media; and strategic planning for combat, peacetime, and civil security operations.

•	Intelligence – We serve the Intelligence market with a wide range of capabilities, from high-end intelligence engineering to product development to intelligence analysis services. We have cleared and skilled personnel necessary to meet analytical, linguistic, collections, and operational requirements. A significant portion of our analytic work supports national security missions by augmenting government efforts to identify, characterize, and counter asymmetric and conventional threats around the world. We provide automated content tagging, exploitation, and management to turn large volumes of data into actionable intelligence. We build unique systems to locate and identify signals that help the mission of our intelligence professionals. We provide insider threat detection and counter-intelligence solutions to protect people, data, and facilities. Our counter-group analysis offerings utilize CACI-developed tools and methodologies to examine the transactional, hierarchical, temporal, and locational aspects of specific adversarial networks – whether of hackers, insurgents, proliferators, or terrorists – to determine key nodes, vulnerabilities, and intentions. In the area of collection, we emphasize close-access signals acquisition and anomaly detection to support requirements for force protection and human intelligence-enabled penetration of hard targets. Our strong internal procedures and processes enable us to develop and deliver innovative software solutions to help our customers be more effective in their missions. Our integrated approach to the intelligence mission allows us to offer innovative solutions to help support our customers’ most challenging tasks.

•	Investigation & Litigation Support – We support government investigations and litigations for the Securities and Exchange Commission, the Department of Justice, and numerous other federal agencies. The Investigation and Litigation Support (ILS) market focuses on areas present in almost every federal agency, including contract, financial, and personnel issues; torts; claims/case management; intellectual property; and Freedom of Information Act (FOIA) filings. We address the market in three broad categories: ILS information technology (document conversion and cloud hosting, including “big data” analysis and planning); professional services (documents/records management, attorney support, claims management, case management, FOIA, and training); and analytics (computer forensics and e-discovery). Our services support agencies in their missions to oversee, regulate, and pursue civil and criminal prosecutions related to corporate waste, fraud, abuse, and regulatory violations – supporting agency missions for oversight and enforcement as well as crisis investigation and crisis response. We help attorneys acquire, organize, develop, control, and present evidence throughout the course of litigations. Our portfolio of legal support includes cloud hosting (online evidentiary information management to rapidly enable data storage and accessibility); e-discovery consulting and support; data forensic extraction and analysis (including our American Society of Crime Laboratory Directors/Laboratory Accreditation Board-accredited digital forensics laboratory); document/data capture and processing; database development, population, and maintenance; pre-trial, trial, and post-trial support; case management; training; claims processing and management; and FOIA support.

•

Logistics & Material Readiness – In the Logistics and Material Readiness (LMR) market, we offer a full suite of solutions and service offerings that plan for, implement, and control the efficient, effective, and secure flow and storage of goods, services, and information in support of U.S. government agencies. Our LMR customers include those customers in the government as well as those in the commercial sector. We provide LMR services in the following disciplines: supply chain management, maintenance material management, warehousing and distribution, logistics operations, integrated product support, product lifecycle management, training logistics, and ordnance logistics. We develop and manage logistics information systems and specialized simulation and modeling toolsets and provide logistics engineering services. Our operational capabilities span the supply chain, including advanced logistics planning, demand forecasting, total asset visibility (including the use of radio frequency identification technology), lifecycle support for weapons systems, and supply chain security. We minimize disruption to the supply chain using ISO® 27001 and 28000-based supply chain risk management practices. Our logistics services are a critical enabler in support of defense readiness and combat sustainability objectives.

All trademarks and registered marks are the property of their respective owners.

We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. Since March 2013, the federal government has been operating under sequestration required by the Budget Control Act of 2011 (BCA). Under sequestration, reductions in both defense and civil agency expenditures have taken place in each of the government’s Fiscal Year 2013 and 2014 and will continue through the government’s Fiscal Year 2021. From October 1, 2014 to December 16, 2014, the U.S. Government operated under continuing resolutions (CRs) as a result of there being no annual appropriations bills signed into law prior to the start of the government’s Fiscal Year 2015. On December 16th, 2014, the President signed into law an omnibus spending agreement, the Consolidated and Further Continuing Appropriations Act for FY15. This legislation finances government operations through the remainder of the government’s fiscal year except for the Department of Homeland Security, which is funded by a CR through February 27, 2015. The discretionary spending caps of the law are in line with those set by the 2013 Bipartisan Budget Agreement, which reduced defense and non-defense sequestration for the government’s FY14 and FY15 that had been set by the BCA. We expect the impact of sequestration on contracts and task orders we hold and may receive to continue throughout our FY2015.

We are continuously reviewing our operations in an attempt to identify those programs that are at risk from sequestration so that we can make appropriate contingency plans. We continue to experience reduced funding on some of our programs, and may experience further reductions, but we do not expect the cancellation of any of our major programs.

We also continue to face some uncertainties due to the current general business environment, and we continue to see protests of major contract awards and delays in government procurement activities. In addition, many of our federal government contracts require us to employ personnel with security clearances, specific levels of education and specific past work experience. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense. In addition, a shift of expenditures away from programs that we support could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty, or to decide not to exercise options to renew contracts. Additional factors that could affect our federal government contracting business include an increase in set-asides for small businesses and budgetary priorities limiting or delaying federal government spending in general.

Results of Operations for the Three Months Ended December 31, 2014 and 2013

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended December 31, 2014 and 2013, respectively:

	Three Months Ended December 31,				Change
(dollars in thousands)	2014		2013		$	%
Department of Defense (DoD)	$548,160	67.2%	$650,303	72.7%	$(102,143)	(15.7)%
Federal civilian agencies	213,378	26.2	186,875	20.9	26,503	14.2
Commercial and other	52,297	6.4	51,800	5.8	497	1.0
State and local governments	1,588	0.2	5,208	0.6	(3,620)	(69.5)

Total	$815,423	100.0%	$894,186	100.0%	$(78,763)	(8.8)%

For the three months ended December 31, 2014, total revenue decreased by 8.8 percent, or $78.8 million, over the same period a year ago. This decrease in revenue was primarily attributable to a reduction in subcontract labor and other direct costs resulting from the drawdown in Southwest Asia and federal government budget-related reduction activities.

DoD revenue decreased 15.7 percent, or $102.1 million, for the three months ended December 31, 2014, as compared to the same period a year ago, for the reasons described above. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 14.2 percent, or $26.5 million, for the three months ended December 31, 2014, as compared to the same period a year ago. This increase was primarily attributable to the Six3 Systems acquisition completed during November of 2013. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 1.0 percent, or $0.5 million mainly from our international and domestic technology services and cybersecurity products, during the three months ended December 31, 2014, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 69.0 percent, or $36.1 million, of total commercial revenue, while domestic operations accounted for 31.0 percent, or $16.2 million.

Revenue from state and local governments decreased by 69.5 percent, or $3.6 million of technology services, for the three months ended December 31, 2014, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended December 31, 2014 and 2013.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended December 31, 2014 and 2013, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended December 31,		Three Months Ended December 31,		Change
(dollars in thousands)	2014	2013	2014	2013	$	%
Revenue	$815,423	$894,186	100.0%	100.0%	$(78,763)	(8.8)%

Costs of revenue
Direct costs	546,694	606,672	67.0	67.9	(59,978)	(9.9)
Indirect costs and selling expenses	204,406	204,830	25.1	22.9	(424)	(0.2)
Depreciation and amortization	16,795	16,230	2.1	1.8	565	3.5

Total costs of revenue	767,895	827,732	94.2	92.6	(59,837)	(7.2)

Income from operations	47,528	66,454	5.8	7.4	(18,926)	(28.5)
Interest expense and other, net	8,600	9,456	1.0	1.0	(856)	(9.1)

Income before income taxes	38,928	56,998	4.8	6.4	(18,070)	(31.7)
Income taxes	14,292	22,088	1.8	2.5	(7,796)	(35.3)

Net income	24,636	34,910	3.0	3.9	(10,274)	(29.4)
Noncontrolling interest	6	52	—	—	(46)	(88.5)

Net income attributable to CACI	$24,642	$34,962	3.0%	3.9%	$(10,320)	(29.5)%

Income from operations for the three months ended December 31, 2014 was $47.5 million. This was a decrease of $18.9 million, or 28.5 percent, from income from operations of $66.5 million for the three months ended December 31, 2013. Our operating margin of 5.8 percent for the period ended December 31, 2014 decreased from 7.4 percent during the period ended December 31, 2013. The decrease in our income from operations and our operating margin was primarily due to the startup and ramp up costs related to our recent growth in the Office of Personnel Management (OPM) contract.

As a percentage of revenue, direct costs were 67.0 and 67.9 percent for the three months ended December 31, 2014 and 2013, respectively. Direct costs include direct labor and other direct costs (ODCs), which include, among other costs, subcontracted labor and material purchases. ODCs are common in our industry and may vary from period to period. The single largest component of direct costs, direct labor, was $257.3 and $244.9 million for the three months ended December 31, 2014 and 2013, respectively. ODCs were $289.4 and $361.8 million during the three months ended December 31, 2014 and 2013, respectively. The decrease in ODCs was primarily driven by reductions in subcontract labor resulting from the drawdown in Southwest Asia and federal government budget-related reduction activities.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 25.1 and 22.9 percent for the three months ended December 31, 2014 and 2013, respectively. Year over year, these costs are comparable although an increase in Six3 Systems and OPM startup related costs have been offset by a decrease from the FY14 indirect restructurings. Total stock compensation expense, a component of indirect costs, was $3.6 and $3.3 million for the three months ended December 31, 2014 and 2013, respectively.

Depreciation and amortization expense increased $0.6 million or 3.5 percent for the three months ended December 31, 2014 as compared to the same period a year ago. This increase was primarily attributable to amortization of intangible assets associated with the Six3 Systems acquisition.

Interest expense and other, net decreased $0.9 million, or 9.1 percent, during the three months ended December 31, 2014 as compared to the same period a year ago. The decrease was primarily attributable to decreased interest expense on our Convertible Notes which matured in May 2014 offset by additional indebtedness on the Credit Facility incurred in connection with the Six3 Systems acquisition.

The effective tax rate was 36.7 percent and 38.7 percent during the three months ended December 31, 2014 and 2013, respectively. The change in the value of the assets in the corporate owned life insurance (COLI) favorably affected the tax rate for both the first quarter of FY2015 and FY2014. If gains or losses on these COLI investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2015. For the quarter ended December 31, 2014, the tax rate was also favorably affected by the reinstatement of the work opportunity tax credit benefit. The effective tax rate in the three months ended December 31, 2013 was negatively impacted by non-deductible acquisition related expenses incurred in the acquisition of Six3 Systems.

Results of Operations for the Six Months Ended December 31, 2014 and 2013

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the six months ended December 31, 2014 and 2013, respectively:

	Six Months Ended December 31,				Change
(amounts in thousands)	2014		2013		$	%
Department of Defense	$1,102,458	67.6%	$1,267,952	72.1%	$(165,494)	(13.1)%
Federal civilian agencies	421,623	25.9	383,028	21.8	38,595	10.1
Commercial and other	103,091	6.3	98,487	5.6	4,604	4.7
State and local governments	2,977	0.2	8,984	0.5	(6,007)	(66.9)

Total	$1,630,149	100.0%	$1,758,451	100.0%	$(128,302)	(7.3)%

For the six months ended December 31, 2014, total revenue decreased by 7.3 percent, or $128.3 million, over the same period a year ago. This decrease in revenue is attributable to a decrease in DoD revenue.

DoD revenue decreased 13.1 percent, or $165.5 million, for the six months ended December 31, 2014, as compared to the same period a year ago. In addition to the factors which impacted our results for the three months ended December 31, 2014, our results for the six months ended December 31, 2014 were also impacted by lower subcontractor costs and ODCs resulting from the drawdown in Southwest Asia and federal government budget-related reduction activities.

Revenue from federal civilian agencies increased 10.1 percent, or $38.6 million, for the six months ended December 31, 2014, as compared to the same period a year ago. This increase was primarily attributable to the Six3 Systems acquisition completed during November 2013, growth in the OPM contract and other new business. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 4.7 percent, or $4.6 million mainly from our international and domestic technology services and cybersecurity products, during the six months ended December 31, 2014, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 69.1 percent, or $71.3 million, of total commercial revenue, while domestic operations accounted for 30.9 percent, or $31.8 million.

Revenue from state and local governments decreased by 66.9 percent, or $6.0 million, for the six months ended December 31, 2014, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the six months ended December 31, 2014 and 2013.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the six months ended December 31, 2014 and 2013, respectively.

	Dollar Amount		Percentage of Revenue
	Six Months Ended December 31,		Six Months Ended December 31,		Change
(dollars in thousands)	2014	2013	2014	2013	$	%
Revenue	$1,630,149	$1,758,451	100.0%	100.0%	$(128,302)	(7.3)%

Costs of revenue
Direct costs	1,083,298	1,208,094	66.4	68.7	(124,796)	(10.3)
Indirect costs and selling expenses	405,233	393,540	24.9	22.4	11,693	3.0
Depreciation and amortization	34,031	29,181	2.1	1.6	4,850	16.6

Total costs of revenue	1,522,562	1,630,815	93.4	92.7	(108,253)	(6.6)

Income from operations	107,587	127,636	6.6	7.3	(20,049)	(15.7)
Interest expense and other, net	17,680	16,844	1.1	1.0	836	5.0

Income before income taxes	89,907	110,792	5.5	6.3	(20,885)	(18.9)
Income taxes	34,014	42,490	2.1	2.4	(8,476)	(19.9)

Net income	55,893	68,302	3.4	3.9	(12,409)	(18.2)
Noncontrolling interest	(121)	(348)	—	—	227	65.2

Net income attributable to CACI	$55,772	$67,954	3.4%	3.9%	$(12,182)	(17.9)%

Income from operations for the six months ended December 31, 2014 was $107.6 million. This is a decrease of $20.0 million, or 15.7 percent, from income from operations of $127.6 million for the six months ended December 31, 2013. Our operating margin decreased to 6.6 percent from 7.3 percent during the same period a year ago. The decrease in our income from operations and our operating margin was primarily due to the startup and ramp up costs related to our recent growth in the OPM contract.

As a percentage of revenue, direct costs were 66.4 percent and 68.7 percent for the six months ended December 31, 2014 and 2013, respectively. Direct costs include direct labor and ODCs. Direct labor was $515.4 million and $493.7 million for the six months ended December 31, 2014 and 2013, respectively. ODCs were $567.9 million and $714.4 million during the six months ended December 31, 2014 and 2013, respectively. This decrease was primarily driven by a decrease in subcontractor costs and ODCs as a result of the drawdown in Southwest Asia and federal government budget-related reduction activities.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 24.9 percent and 22.4 percent for the six months ended December 31, 2014 and 2013. This increase is due primarily to higher indirect and fringe benefit costs related to the Six3 Systems acquisition and our recent growth of the OPM contract.

Depreciation and amortization expense was $34.0 million and $29.2 million for the six months ended December 31, 2014 and 2013, respectively. This increase of $4.9 million, or 16.6 percent, was primarily attributable to amortization of intangible assets associated with the Six3 Systems acquisition.

Interest expense and other, net increased $0.8 million, or 5.0 percent, during the six months ended December 31, 2014 as compared to the same period a year ago. The increase was attributable to an increase in interest expense related to higher outstanding debt associated primarily with the Six3 Systems acquisition offset by decreased interest expense on our Convertible Notes which matured in May 2014.

The effective tax rate was 37.9 percent and 38.5 percent during the six months ended December 31, 2014 and 2013, respectively. The tax rate reported for both six month periods was favorably impacted by non-taxable gains on assets invested in COLI policies during the first six months of both fiscal years. If gains or losses on those investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2015. For the six months ended December 31, 2014, the tax rate was also favorably affected by the reinstatement of the work opportunity tax credit benefit. The effective tax rate in the six months ended December 31, 2013 was negatively impacted by non-deductible acquisition related expenses incurred in the acquisition of Six3 Systems.

Liquidity and Capital Resources

As of December 31, 2014, the aggregate amount of committed financing under our Credit Facility was a $1,681.3 million credit facility, which included an $850.0 million revolving credit facility (the Revolving Facility), and an $831.3 million term loan (the Term Loan). The Credit Facility matures on November 15, 2018.

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $50.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. As of December 31, 2014, we had $370.0 million outstanding under the Revolving Facility, $10.3 million of borrowings on the swing line and outstanding letters of credit of $0.5 million.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $10.4 million through December 31, 2016 and $20.8 million thereafter until the balance is due in full on November 15, 2018. As of December 31, 2014, $789.7 million was outstanding under the Term Loan.

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

Cash and cash equivalents were $30.9 and $64.5 million as of December 31, 2014 and June 30, 2014, respectively. The decrease in cash and cash equivalents was primarily attributable to paying down the credit facility. Our operating cash flow was $93.3 million for the six months ended December 31, 2014 compared to $44.6 million for the same period a year ago. Days-sales outstanding was 67 days at both December 31, 2014 and 2013, respectively.

We used cash in investing activities of $6.2 and $843.7 million for the six months ended December 31, 2014 and 2013, respectively. This decrease in cash used during the six months ended December 31, 2014 was due to the acquisition of Six3 Systems which occurred on November 15, 2013.

Cash flows used in financing activities were $119.4 million during the six months ended December 31, 2014 while cash provided by financing activities was $831.8 million for the six months ended December 31, 2013. During the six months ended December 31, 2014 we had net payments of $115.5 million under our credit facility while we had net borrowings of $836.8 million over the same period a year ago.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, motor vehicles in the U.K., and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2014. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of December 31, 2014, we had outstanding letters of credit of $0.5 million. We have no other material off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $600 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the three months ended December 31, 2014 would have fluctuated by approximately $4.2 million.

Approximately 4.4 percent and 4.0 percent of our total revenue in six months ended December 31, 2014 and 2013, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2014, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $11.7 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2014.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2014.

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

Since the filing of Registrant’s report described above, on February 6, 2015, the district court will hold a hearing on whether the case should be dismissed based on the political question doctrine.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2014	12,008	$70.87	1,016,506	233,494
November 2014	—	—	—	—
December 2014	—	—	—	—

Total	12,008	$70.87	1,016,506	233,494

Item 3. Defaults Upon Senior Securities

None

Item  4. Mine Safety Disclosures

Not applicable

Item 5. Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 20, 2014		8-K	March 25, 2014	3.1

31.1	Section 302 Certification Kenneth Asbury	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Kenneth Asbury	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101	The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: January 30, 2015	By:	/s/ Kenneth Asbury
Kenneth Asbury
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 30, 2015	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: January 30, 2015	By:	/s/ Gregory W. Buckis, Sr.
Gregory W. Buckis, Sr.
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)