Form 10-Q
period 2015-03-31
CACI INTERNATIONAL INC /DE/
filed 2015-05-01
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of April 30, 2015: CACI International Inc Common Stock, $0.10 par value, 24,177,682 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue	$817,797	$900,393

Costs of revenue:
Direct costs	542,841	605,780
Indirect costs and selling expenses	205,174	216,164
Depreciation and amortization	16,067	17,917

Total costs of revenue	764,082	839,861

Income from operations	53,715	60,532
Interest expense and other, net	8,473	11,480

Income before income taxes	45,242	49,052
Income taxes	16,185	18,043

Net income	29,057	31,009
Noncontrolling interest	(18)	(181)

Net income attributable to CACI	$29,039	$30,828

Basic earnings per share	$1.20	$1.31

Diluted earnings per share	$1.18	$1.19

Weighted-average basic shares outstanding	24,165	23,473

Weighted-average diluted shares outstanding	24,527	25,973

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended March 31,
	2015	2014
Revenue	$2,447,946	$2,658,844

Costs of revenue:
Direct costs	1,626,139	1,813,874
Indirect costs and selling expenses	610,407	609,704
Depreciation and amortization	50,098	47,098

Total costs of revenue	2,286,644	2,470,676

Income from operations	161,302	188,168
Interest expense and other, net	26,153	28,324

Income before income taxes	135,149	159,844
Income taxes	50,199	60,533

Net income	84,950	99,311
Noncontrolling interest	(139)	(529)

Net income attributable to CACI	$84,811	$98,782

Basic earnings per share	$3.55	$4.22

Diluted earnings per share	$3.49	$3.89

Weighted-average basic shares outstanding	23,871	23,406

Weighted-average diluted shares outstanding	24,313	25,368

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net income	$29,057	$31,009	$84,950	$99,311
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(6,578)	1,062	(19,193)	10,517
Effects of post-retirement adjustments	—	—	—	208
Change in fair value of interest rate swap agreements	(3,142)	(1,175)	(3,960)	(1,370)

Other comprehensive (loss) income, net of tax	(9,720)	(113)	(23,153)	9,355

Comprehensive income	19,337	30,896	61,797	108,666
Noncontrolling interest	(18)	(181)	(139)	(529)

Comprehensive income attributable to CACI	$19,319	$30,715	$61,658	$108,137

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$33,552	$64,461
Accounts receivable, net	594,148	615,580
Deferred income taxes	10,116	22,694
Prepaid expenses and other current assets	58,916	33,114

Total current assets	696,732	735,849
Goodwill	2,176,537	2,188,569
Intangible assets, net	199,663	230,410
Property and equipment, net	63,477	68,485
Supplemental retirement savings plan assets	89,656	88,465
Accounts receivable, long-term	7,914	8,714
Other long-term assets	34,346	38,646

Total assets	$3,268,325	$3,359,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,563	$41,563
Accounts payable	114,780	55,811
Accrued compensation and benefits	175,019	183,361
Other accrued expenses and current liabilities	122,045	141,852

Total current liabilities	453,407	422,587
Long-term debt, net of current portion	1,036,152	1,238,728
Supplemental retirement savings plan obligations, net of current portion	77,677	77,457
Deferred income taxes	208,089	197,847
Other long-term liabilities	64,927	63,353

Total liabilities	1,840,252	1,999,972

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized, 41,615 shares issued and 24,177 outstanding at March 31, 2015 and 41,441 shares issued and 23,500 outstanding at June 30, 2014	4,161	4,144
Additional paid-in capital	544,107	537,334
Retained earnings	1,477,765	1,392,954
Accumulated other comprehensive loss	(23,535)	(382)
Treasury stock, at cost (17,438 and 17,941 shares, respectively)	(576,193)	(577,167)

Total CACI shareholders’ equity	1,426,305	1,356,883
Noncontrolling interest	1,768	2,283

Total shareholders’ equity	1,428,073	1,359,166

Total liabilities and shareholders’ equity	$3,268,325	$3,359,138

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$84,950	$99,311
Reconciliation of net income including portion attributable to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	50,098	47,098
Non-cash interest expense	—	10,245
Amortization of deferred financing costs	2,062	2,178
Loss on extinguishment of debt	—	4,116
Stock-based compensation expense	10,051	8,890
Deferred income tax expense	25,682	17,420
Equity in earnings of unconsolidated joint ventures	(610)	(1,420)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	15,774	61,700
Prepaid expenses and other assets	(5,605)	(10,641)
Accounts payable and other accrued expenses	40,486	(71,638)
Accrued compensation and benefits	(6,644)	(23,261)
Income taxes payable and receivable	(25,538)	(489)
Supplemental retirement savings plan obligations and other long-term liabilities	(298)	2,793

Net cash provided by operating activities	190,408	146,302

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,128)	(11,636)
Cash paid for business acquisitions, net of cash acquired	—	(838,427)
Investment in unconsolidated joint venture	542	—
Other	793	(1,020)

Net cash used in investing activities	(11,793)	(851,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	294,633	1,162,000
Principal payments made under bank credit facilities	(498,140)	(452,000)
Payment of financing costs under bank credit facilities	—	(13,368)
Payment of contingent consideration	—	(3,294)
Proceeds from employee stock purchase plans	2,499	2,681
Proceeds from exercise of stock options	691	—
Repurchases of common stock	(2,587)	(2,804)
Payment of taxes for equity transactions	(7,168)	(9,493)
Other	2,899	3,752

Net cash (used in) provided by financing activities	(207,173)	687,474

Effect of exchange rate changes on cash and cash equivalents	(2,351)	1,339

Net decrease in cash and cash equivalents	(30,909)	(15,968)
Cash and cash equivalents, beginning of period	64,461	64,337

Cash and cash equivalents, end of period	$33,552	$48,369

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$41,743	$40,594

Cash paid during the period for interest	$25,251	$13,425

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of March 31, 2015 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities. See Notes 4 and 10.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2014. The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

Unless the FASB delays the effective date of the new standard, it will be effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016, using either a full retrospective approach or a modified approach. The Company is currently evaluating the impact that the adoption of ASU 2014-09 may have on the Company’s consolidated financial statements and have not yet determined the method by which the Company will adopt the standard.

3.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2015	June 30, 2014

Customer contracts and related customer relationships	$514,639	$516,973
Acquired technologies	27,177	27,177
Covenants not to compete	3,381	3,472
Other	1,567	1,601

Intangible assets	546,764	549,223

Customer contracts and related customer relationships	(318,466)	(291,583)
Acquired technologies	(24,480)	(23,119)
Covenants not to compete	(3,163)	(3,131)
Other	(992)	(980)

Less accumulated amortization	(347,101)	(318,813)

Total intangible assets, net	$199,663	$230,410

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years. The weighted-average period of amortization for all customer contracts and related customer relationships as of March 31, 2015 is 13.2 years, and the weighted-average remaining period of amortization is 11.0 years. The weighted-average period of amortization for acquired technologies as of March 31, 2015 is 10.0 years, and the weighted-average remaining period of amortization is 4.8 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2015, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2015 (three months)	$9,324
2016	32,589
2017	29,289
2018	25,254
2019	20,818
Thereafter	82,389

Total intangible assets, net	$199,663

4.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2015	June 30, 2014

Bank credit facility – term loans	$779,297	$810,469
Bank credit facility – revolving loans	302,665	475,000

Principal amount of long-term debt	1,081,962	1,285,469
Less unamortized debt issuance costs	(4,247)	(5,178)

Total long-term debt	1,077,715	1,280,291
Less current portion	(41,563)	(41,563)

Long-term debt, net of current portion	$1,036,152	$1,238,728

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $850.0 million. As of March 31, 2015, the Company had $290.0 million outstanding under the Revolving Facility, $12.7 million of borrowings on the swing line and outstanding letters of credit of $0.5 million. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $10.4 million through December 31, 2016 and $20.8 million thereafter until the balance is due in full on November 15, 2018. As of March 31, 2015, the Company had $779.3 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio. As of March 31, 2015, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.9 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility. As of March 31, 2015, the Company was in compliance with all of the financial covenants. A majority of the Company’s assets serve as collateral under the Credit Facility.

The Company has capitalized $18.1 million of debt issuance costs associated with the Credit Facility. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. As of March 31, 2015, $4.2 million of the unamortized balance is included in long-term debt and $5.1 million is included in other long-term assets.

Convertible Notes Payable

Effective May 16, 2007 the Company issued at par value $300.0 million convertible notes (the Convertible Notes) which matured on May 1, 2014. Upon maturity, the aggregate conversion value was $406.8 million. Accordingly, the Company paid note holders the outstanding principal value totaling $300.0 million in cash and issued approximately 1.4 million shares of our common stock for the remaining aggregate conversion value. Concurrently with the issuance of our common stock upon conversion, the Company received 1.4 million shares of our common stock pursuant to the terms of the call option hedge transaction described below. The Company included these shares within treasury stock on our consolidated balance sheet.

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

Call Options and Warrants

In conjunction with the issuance of the Convertible Notes in May 2007, the Company purchased in a private transaction at a cost of $84.4 million call options (the Call Options) to purchase approximately 5.5 million shares of its common stock at a price equal to the conversion price of $54.65 per share. The cost of the Call Options was recorded as a reduction of additional paid-in capital. The Call Options allowed CACI to receive shares of its common stock from the counterparties equal to the amount of common stock related to the excess conversion value that CACI would pay the holders of the Convertible Notes upon conversion. The Company exercised the call options upon the maturity and conversion of the Convertible Notes and received 1.4 million shares of our common stock.

In addition the Company sold warrants (the Warrants) to issue approximately 5.5 million shares of CACI common stock at a strike price of $68.31 per share. The proceeds from the sale of the Warrants totaled $56.5 million and were recorded as an increase to additional paid-in capital. The Warrants settled daily over 90 trading days which began in August 2014 and ended in December 2014. We issued 497,550 shares for the settlement of the Warrants.

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and nine months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Loss recognized in other comprehensive income	$(5,050)	$(1,511)	$(9,064)	$(2,380)
Amounts reclassified to earnings from accumulated other comprehensive loss	1,908	336	5,104	1,010

Net current period other comprehensive loss	$(3,142)	$(1,175)	$(3,960)	$(1,370)

The aggregate maturities of long-term debt at March 31, 2015 are as follows (in thousands):

Twelve months ending March 31,
2016	$41,563
2017	51,953
2018	83,125
2019	905,321

Principal amount of long-term debt	1,081,962
Less unamortized debt issuance costs	(4,247)

Total long-term debt	$1,077,715

5.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

In April 2015 we received a preliminary audit finding document from a software company regarding past software license usage and maintenance based on the vendor’s audit. We are currently reviewing the claim. In view of the inherent difficulty of predicting the outcome of this matter, particularly since the damages are indeterminate and the investigation or discovery has yet to be completed, the Company is unable to reasonably estimate a range of possible losses on potential claims.

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). The DCAA has completed its audits of the Company’s incurred cost submissions for the years ended June 30, 2006, 2007 and 2008. The Company has settled with the Defense Contract Management Agency on indirect rates for the years ending June 30, 2006, 2007, and 2008.

The DCAA is currently in the process of auditing the Company’s incurred cost submissions for the years ended June 30, 2009 and 2010. Two of the Company’s task orders associated with work performed in Afghanistan have also been audited by the Special Inspector General for Afghanistan Reconstruction (SIGAR), and the Company provided its response to the SIGAR’s audit on April 17, 2015. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

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

6.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Stock-based compensation included in indirect costs and selling expenses:
Restricted stock and restricted stock unit (RSU) expense	$3,857	$3,105	$10,051	$8,849
Non-qualified stock option and stock settled stock appreciation right (SSAR) expense	—	—	—	41

Total stock-based compensation expense	$3,857	$3,105	$10,051	$8,890

Income tax benefit recognized for stock-based compensation expense	$1,378	$1,146	$3,737	$3,378

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

In September 2013 the Company made its annual grant to key employees consisting of 202,170 Performance-based Restricted Stock Units (PRSUs). The final number of such PRSUs that were earned by participants and vest was based on the achievement of a specified net after tax profit (NATP) for the year ended June 30, 2014 and on the average share price of Company stock for the 90 day period ending September 13, 2014 as compared to the average share price for the 90 day period ended September 13, 2013. The specified NATP for the year ended June 30, 2014 was met and the average share price of the Company’s stock for the 90 day period ending September 13, 2014 exceeded the average share price of the Company’s stock for the 90 day period ended September 13, 2013 resulting in an additional 11,933 RSUs earned by participants.

Annual grants under the 2006 Plan are generally made to the Company’s key employees during the first quarter of the Company’s fiscal year and to members of the Company’s Board of Directors during the second quarter of the Company’s fiscal year. With the approval of its Chief Executive Officer, the Company also issues equity instruments to strategic new hires and to employees who have demonstrated superior performance. In September 2014 the Company made its annual grant to its key employees consisting of 180,570 Performance Restricted Stock Units (PRSUs). The final number of such performance-based RSUs which will be considered earned by the participants and eventually vest is based on the achievement of a specified earnings per share (EPS) for the year ending June 30, 2015 and on the average share price of Company stock for the 90 day period ending September 23, 2015, 2016 and 2017 as compared to the average share price for the 90 day period ended September 23, 2014. No PRSUs will be earned if the specified EPS for the fiscal year ending June 30, 2015 is not met. If EPS for the year ending June 30, 2015 exceeds the specified EPS and the average share price of the Company’s stock for the 90 day period ending September 23, 2015, 2016 and 2017 exceeds the average share price of the Company’s stock for the 90 day period ended September 23, 2014 by 100 percent or more, then an additional 180,570 RSUs could be earned by participants. This is the maximum number of additional RSUs that can be earned related to the September 2014 annual grant. In addition to the performance and market conditions, there is a service vesting condition which stipulates that 50 percent of the earned award will vest on September 23, 2017 and 50 percent of the earned award will vest on September 1, 2018, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon retirement or certain other events.

The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan is 12,450,000 as of March 31, 2015. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of March 31, 2015, cumulative grants of 13,475,095 equity instruments underlying the shares authorized have been awarded, and 4,144,778 of these instruments have been forfeited.

Activity related to SSARs/non-qualified stock options and RSUs during the nine months ended March 31, 2015 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs
Outstanding, June 30, 2014	91,950	838,242
Granted	—	309,053
Exercised/Issued	(41,740)	(242,013)
Forfeited/Lapsed	—	(38,027)

Outstanding, March 31, 2015	50,210	867,255

Weighted average grant date fair value for RSUs		$78.93

As of March 31, 2015, there was $35.9 million of total unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted-average period of 2.4 years.

7.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive, including stock options and SSARs with an exercise price greater than the average market price of the Company’s common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are no longer subject to a market or performance condition. There were no anti-dilutive common stock equivalents for the three or nine months ended March 31, 2015 and 2014. The PRSUs granted in September 2014 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares. These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved. The shares underlying the Convertible Notes were included in the computation of diluted earnings per share for the three and nine months ended March 31, 2014 because the average share price was above the conversion price during those periods. The Warrants were included in the computation of diluted earnings per share during the three and nine months ended March 31, 2014 because the Warrants’ strike price of $68.31 was lower than the average market price of a share of Company common stock during those periods. The Warrants were included in the computation of diluted earnings per share during the nine months ended March 31, 2015 because the strike price was lower than the average market price of a share of Company common stock during that period. The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net income attributable to CACI	$29,039	$30,828	$84,811	$98,782

Weighted average number of basic shares outstanding during the period	24,165	23,473	23,871	23,406
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	362	419	367	449
Dilutive effect of the Convertible Notes	—	1,535	—	1,264
Dilutive effect of the Warrants	—	546	75	249

Weighted average number of diluted shares outstanding during the period	24,527	25,973	24,313	25,368

Basic earnings per share	$1.20	$1.31	$3.55	$4.22

Diluted earnings per share	$1.18	$1.19	$3.49	$3.89

8.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company is currently under examination by one foreign jurisdiction for years ended June 30, 2004 through June 30, 2012 and the IRS for the 2011 through 2013 pre-acquisition years of a Company subsidiary. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of March 31, 2015 and June 30, 2014 was $7.6 million and $9.6 million, respectively. Of the $7.6 million unrecognized tax benefit at March 31, 2015, $1.1 million, if recognized, would impact the Company’s effective tax rate.

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

	Domestic	International	Total
Three Months Ended March 31, 2015
Revenue from external customers	$781,618	$36,179	$817,797
Net income attributable to CACI	26,237	2,802	29,039
Three Months Ended March 31, 2014
Revenue from external customers	$863,531	$36,862	$900,393
Net income attributable to CACI	28,002	2,826	30,828

Nine Months Ended March 31, 2015
Revenue from external customers	$2,340,501	$107,445	$2,447,946
Net income attributable to CACI	76,454	8,357	84,811
Nine Months Ended March 31, 2014
Revenue from external customers	$2,551,863	$106,981	$2,658,844
Net income attributable to CACI	90,916	7,866	98,782

10.	Fair Value of Financial Instruments

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

The Company’s financial instruments measured at fair value included interest rate swap agreements. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and June 30, 2014, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	March 31, 2015	June 30, 2014
			Fair Value

Interest rate swap agreements	Other long-term liabilities	Level 2	$14,304	$7,774

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

11.	Subsequent Events

On April 1, 2015, CACI acquired LTC Engineering Associates, Inc. (“LTC”). Headquartered in Florida, LTC employs approximately 50 uniquely skilled and deeply experienced associates. The company’s calendar year 2014 revenue was $16 million. LTC is a highly specialized provider of technical engineering solutions and services to the Intelligence and Department of Defense communities in the areas of software engineering, cybersecurity, signals intelligence (SIGINT), communications intelligence (COMINT), and digital signals processing. This acquisition expands our capabilities in our C4ISR, Intelligence, and Cyber market areas and complements our 2013 acquisition of Six3 Systems, Inc.

On April 22, 2015, CACI amended its credit agreement dated as of October 21, 2010 (the Credit Agreement). The amendment includes (i) an extension of the maturity of the term loans and revolving facility to June 1, 2020; (ii) revision to the consolidated senior secured leverage ratio; (iii) revision to the amortization of the principal amount of the term loan under the Credit Agreement to reflect the current term loan balance and the extended maturity; and (iv) an increase in swing line loan capacity.

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

We derived 93.6 percent and 93.9 percent of our revenue during the nine months ended March 31, 2015 and 2014, respectively, from contracts with U.S. government agencies. These were derived through both prime and subcontractor relationships. We also provide services to state and local governments, commercial customers, and through our international operations, to non-U.S. government agencies. We provide our services and solutions to our customers in the following market areas:

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

We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. Since March 2013, the federal government has been operating under sequestration required by the Budget Control Act of 2011 (BCA). Under sequestration, reductions in both defense and nondefense expenditures have taken place in each of the government’s Fiscal Year 2013 and 2014 and will continue through the government’s Fiscal Year 2021. As of March 4, 2015, appropriations for all government operations through the remainder of the government’s fiscal year ending on September 30, 2015 had been enacted. The discretionary spending caps for these appropriations are in line with those set by the 2013 Bipartisan Budget Agreement, which reduced defense and non-defense sequestration for the government’s FY14 and FY15 that had been set by the BCA. We expect the impact of sequestration on contracts and task orders we hold and may receive to continue throughout our FY2015.

In early February the President submitted a proposed budget for the government’s FY16 that increases discretionary spending levels by about $74 billion relative to those prescribed by the BCA, divided between the defense ($38 billion) and nondefense ($37 billion) categories. Congress has begun work on the FY16 annual appropriations process. If there are no changes to at least the spending levels originally set by the BCA for the government’s FY16, full sequestration will return on October 1, 2015.

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,				Change
(dollars in thousands)	2015		2014		$	%
Department of Defense (DoD)	$538,289	65.8%	$656,407	72.9%	$(118,118)	(18.0)%
Federal civilian agencies	229,589	28.1	188,857	21.0	40,732	21.6
Commercial and other	48,530	5.9	50,921	5.6	(2,391)	(4.7)
State and local governments	1,389	0.2	4,208	0.5	(2,819)	(67.0)

Total	$817,797	100.0%	$900,393	100.0%	$(82,596)	(9.2)%

For the three months ended March 31, 2015, total revenue decreased by 9.2 percent, or $82.6 million, over the same period a year ago. This decrease in revenue is attributable to a reduction in DoD revenue.

DoD revenue decreased 18.0 percent, or $118.1 million, for the three months ended March 31, 2015, as compared to the same period a year ago. This decrease in revenue was primarily attributable to a reduction in subcontract labor and other direct costs resulting from the general federal government budget-related reduction activities. DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems. DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 21.6 percent, or $40.7 million, for the three months ended March 31, 2015, as compared to the same period a year ago. This increase was primarily attributable to the growth in the Office of Personnel Management (OPM) contract. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue decreased 4.7 percent, or $2.4 million mainly from our domestic technology security product sales, during the three months ended March 31, 2015, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 74.5 percent, or $36.2 million, of total commercial revenue, while domestic operations accounted for 25.5 percent, or $12.3 million.

Revenue from state and local governments decreased by 67.0 percent, or $2.8 million due to a reduction in the systems support business, for the three months ended March 31, 2015, as compared to the same period a year ago. Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended March 31, 2015 and 2014.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended March 31, 2015 and 2014, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended March 31,		Three Months Ended March 31,		Change
(dollars in thousands)	2015	2014	2015	2014	$	%
Revenue	$817,797	$900,393	100.0%	100.0%	$(82,596)	(9.2)%

Costs of revenue
Direct costs	542,841	605,780	66.4	67.3	(62,939)	(10.4)
Indirect costs and selling expenses	205,174	216,164	25.1	24.0	(10,990)	(5.1)
Depreciation and amortization	16,067	17,917	1.9	2.0	(1,850)	(10.3)

Total costs of revenue	764,082	839,861	93.4	93.3	(75,779)	(9.0)

Income from operations	53,715	60,532	6.6	6.7	(6,817)	(11.3)
Interest expense and other, net	8,473	11,480	1.0	1.3	(3,007)	(26.2)

Income before income taxes	45,242	49,052	5.6	5.4	(3,810)	(7.8)
Income taxes	16,185	18,043	2.0	2.0	(1,858)	(10.3)

Net income	29,057	31,009	3.6	3.4	(1,952)	(6.3)
Noncontrolling interest	(18)	(181)	—	—	163	90.1

Net income attributable to CACI	$29,039	$30,828	3.6%	3.4%	$(1,789)	(5.8)%

Income from operations for the three months ended March 31, 2015 was $53.7 million. This was a decrease of $6.8 million, or 11.3 percent, from income from operations of $60.5 million for the three months ended March 31, 2014. Our operating margin of decreased to 6.6 percent from 6.7 percent for the periods ended March 31, 2015 and 2014, respectively. The decrease in our income from operations and our operating margin was primarily due to a federal government budget-related reduction activities.

As a percentage of revenue, direct costs were 66.4 and 67.3 percent for the three months ended March 31, 2015 and 2014, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontracted labor and material purchases. ODCs are common in our industry and may vary from period to period. The single largest component of direct costs, direct labor, was $271.2 and $270.4 million for the three months ended March 31, 2015 and 2014, respectively. ODCs were $271.7 and $335.4 million during the three months ended March 31, 2015 and 2014, respectively. The decrease in ODCs was primarily driven by reductions in subcontract labor resulting from the general federal government budget-related reduction activities.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 25.1 and 24.0 percent for the three months ended March 31, 2015 and 2014, respectively. The decrease in indirect costs of $11.0 million year over year is a result of ongoing cost control actions. Total stock compensation expense, a component of indirect costs, was $3.9 and $3.1 million for the three months ended March 31, 2015 and 2014, respectively.

Depreciation and amortization expense decreased $1.9 million or 10.3 percent for the three months ended March 31, 2015 as compared to the same period a year ago. This decrease was primarily attributable to decreased amortization of intangible assets due to runoff of prior acquisitions.

Interest expense and other, net decreased $3.0 million, or 26.2 percent, during the three months ended March 31, 2015 as compared to the same period a year ago. The decrease was primarily attributable to decreased interest expense on our Convertible Notes which matured in May 2014 partially offset by interest rate swaps.

The effective tax rate was 35.8 percent and 36.9 percent during the three months ended March 31, 2015 and 2014, respectively. The change in the value of the assets in the corporate owned life insurance (COLI) favorably affected the tax rate for both the third quarter of FY2015 and FY2014. If gains or losses on these COLI investments throughout the rest of the current fiscal year ending June 30, 2015 vary from our estimates, our effective tax rate will fluctuate. For the quarter ended March 31, 2015, the tax rate was also favorably affected by the reinstatement of the work opportunity tax credit benefit and reversal of tax reserves caused by the lapse of a statute of limitation. The effective tax rate in the three months ended March 31, 2014 was negatively impacted by non-deductible acquisition related expenses incurred with the acquisition of Six3 Systems.

Results of Operations for the Nine Months Ended March 31, 2015 and 2014

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the nine months ended March 31, 2015 and 2014, respectively:

	Nine Months Ended March 31,				Change
(amounts in thousands)	2015		2014		$	%
Department of Defense	$1,640,747	67.0%	$1,924,359	72.4%	$(283,612)	(14.7)%
Federal civilian agencies	651,212	26.6	571,885	21.5	79,327	13.9
Commercial and other	151,621	6.2	149,408	5.6	2,213	1.5
State and local governments	4,366	0.2	13,192	0.5	(8,826)	(66.9)

Total	$2,447,946	100.0%	$2,658,844	100.0%	$(210,898)	(7.9)%

For the nine months ended March 31, 2015, total revenue decreased by 7.9 percent, or $210.9 million, over the same period a year ago. This decrease in revenue is attributable to a decrease in DoD revenue.

DoD revenue decreased 14.7 percent, or $283.6 million, for the nine months ended March 31, 2015, as compared to the same period a year ago. Our results for the nine months ended March 31, 2015 were impacted by lower subcontractor costs and ODCs resulting from the drawdown in Southwest Asia and federal government budget-related reduction activities.

Revenue from federal civilian agencies increased 13.9 percent, or $79.3 million, for the nine months ended March 31, 2015, as compared to the same period a year ago. This increase was primarily attributable to the Six3 Systems acquisition completed during November 2013, growth in the OPM contract and other new business. Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 1.5 percent, or $2.2 million mainly from our international and domestic technology services and cybersecurity products, during the nine months ended March 31, 2015, as compared to the same period a year ago. Commercial revenue is derived from both international and domestic operations. International operations accounted for 70.9 percent, or $107.4 million, of total commercial revenue, while domestic operations accounted for 29.1 percent, or $44.2 million.

Revenue from state and local governments decreased by 66.9 percent, or $8.8 million, for the nine months ended March 31, 2015, as compared to the same period a year ago due to a reduction in the system support business. Revenue from state and local governments represented less than one percent of our total revenue for both the nine months ended March 31, 2015 and 2014.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the nine months ended March 31, 2015 and 2014, respectively.

	Dollar Amount		Percentage of Revenue
	Nine Months Ended March 31,		Nine Months Ended March 31,		Change
(dollars in thousands)	2015	2014	2015	2014	$	%
Revenue	$2,447,946	$2,658,844	100.0%	100.0%	$(210,898)	(7.9)%

Costs of revenue
Direct costs	1,626,139	1,813,874	66.4	68.2	(187,735)	(10.3)
Indirect costs and selling expenses	610,407	609,704	25.0	22.9	703	0.1
Depreciation and amortization	50,098	47,098	2.0	1.8	3,000	6.4

Total costs of revenue	2,286,644	2,470,676	93.4	92.9	(184,032)	(7.4)

Income from operations	161,302	188,168	6.6	7.1	(26,866)	(14.3)
Interest expense and other, net	26,153	28,324	1.1	1.1	(2,171)	(7.7)

Income before income taxes	135,149	159,844	5.5	6.0	(24,695)	(15.4)
Income taxes	50,199	60,533	2.0	2.3	(10,334)	(17.1)

Net income	84,950	99,311	3.5	3.7	(14,361)	(14.5)
Noncontrolling interest	(139)	(529)	—	—	390	73.7

Net income attributable to CACI	$84,811	$98,782	3.5%	3.7%	$(13,971)	(14.1)%

Income from operations for the nine months ended March 31, 2015 was $161.3 million. This is a decrease of $26.9 million, or 14.3 percent, from income from operations of $188.2 million for the nine months ended March 31, 2014. Our operating margin decreased to 6.6 percent from 7.1 percent during the same period a year ago. The decrease in our income from operations and our operating margin was primarily due to the startup and ramp up costs related to our recent growth in the OPM contract and the general federal government budget-related reduction activities.

As a percentage of revenue, direct costs were 66.4 percent and 68.2 percent for the nine months ended March 31, 2015 and 2014, respectively. Direct costs include direct labor and ODCs. Direct labor was $786.5 million and $764.1 million for the nine months ended March 31, 2015 and 2014, respectively. ODCs were $839.6 million and $1.0 billion during the nine months ended March 31, 2015 and 2014, respectively. This year over year ODCs decrease was primarily driven by a decrease in subcontractor costs and ODCs as a result of the drawdown in Southwest Asia and federal government budget-related reduction activities.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses. As a percentage of revenue, indirect costs and selling expenses were 25.0 percent and 22.9 percent for the nine months ended March 31, 2015 and 2014. This increase is due primarily to higher indirect and fringe benefit costs related to the Six3 Systems acquisition and our startup costs for the growth of the OPM contract.

Depreciation and amortization expense was $50.1 million and $47.1 million for the nine months ended March 31, 2015 and 2014, respectively. This increase of $3.0 million, or 6.4 percent, was primarily attributable to amortization of intangible assets associated with the Six3 Systems acquisition that occurred in FY14.

Interest expense and other, net costs decreased $2.2 million, or 7.7 percent, during the nine months ended March 31, 2015 as compared to the same period a year ago. The decrease was attributable to decreased interest expense on our Convertible Notes which matured May 2014 offset in part by an increase related to higher outstanding debt primarily attributable to the Six3 Systems acquisition.

The effective tax rate was 37.2 percent and 38.0 percent during the nine months ended March 31, 2015 and 2014, respectively. The tax rate reported for both nine month periods was favorably impacted by non-taxable gains on assets invested in COLI policies during the first nine months of both fiscal years. If gains or losses on those investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in the fourth quarter of the year ending June 30, 2015. For the nine months ended March 31, 2015, the tax rate was also favorably affected by the reinstatement of the work opportunity tax credit benefit and reversal of tax reserves caused by the lapse of a statute of limitations. The effective tax rate in the nine months ended March 31, 2014 was negatively impacted by non-deductible acquisition related expenses incurred in the acquisition of Six3 Systems.

Liquidity and Capital Resources

As of March 31, 2015, the aggregate amount of committed financing under our Credit Facility was a $1,681.3 million credit facility, which included an $850.0 million revolving credit facility (the Revolving Facility), and an $831.3 million term loan (the Term Loan). The Credit Facility matures on November 15, 2018.

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $50.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. As of March 31, 2015, we had $290.0 million outstanding under the Revolving Facility, $12.7 million of borrowings on the swing line and outstanding letters of credit of $0.5 million.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $10.4 million through December 31, 2016 and $20.8 million thereafter until the balance is due in full on November 15, 2018. As of March 31, 2015, $779.3 million was outstanding under the Term Loan.

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

On April 22, 2015, CACI amended its credit agreement dated as of October 21, 2010 (the Credit Agreement). The amendment includes (i) an extension of the maturity of the term loans and revolving facility to June 1, 2020; (ii) revision to the consolidated senior secured leverage ratio; (iii) revision to the amortization of the principal amount of the term loan under the Credit Agreement to reflect the current term loan balance and the extended maturity; and (iv) an increase in swing line loan capacity.

Cash and cash equivalents were $33.6 and $64.5 million as of March 31, 2015 and June 30, 2014, respectively. The decrease in cash and cash equivalents was primarily attributable to paying down the credit facility. Our operating cash flow was $190.4 million for the nine months ended March 31, 2015 compared to $146.3 million for the same period a year ago. Days-sales outstanding decreased to 61 at March 31, 2015, compared to 62 days at March 31, 2014.

We used cash in investing activities of $11.8 and $851.1 million for the nine months ended March 31, 2015 and 2014, respectively. This decrease in cash used during the nine months ended March 31, 2015 was due to the acquisition of Six3 Systems which occurred on November 15, 2013.

Cash flows used in financing activities were $207.2 million during the nine months ended March 31, 2015 while cash provided by financing activities was $687.5 million for the nine months ended March 31, 2014. During the nine months ended March 31, 2015 we had net payments of $203.5 million under our credit facility while we had net borrowings of $696.6 million over the same period a year ago. The decrease in net borrowing was a result of the additional debt taken in FY14 for the Six3 Systems acquisition.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, motor vehicles in the U.K., and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2014. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of March 31, 2015, we had outstanding letters of credit of $0.5 million. We have no other material off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $600 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the nine months ended March 31, 2015 would have fluctuated by approximately $5.9 million.

Approximately 4.4 percent and 4.0 percent of our total revenue in nine months ended March 31, 2015 and 2014, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2015, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $17.4 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2015.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2015.

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

Since the filing of Registrant’s report described above, on February 6, 2015, the district court held a hearing on whether the case should be dismissed based on the political question doctrine. The court took the motion under advisement.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2015	9,204	$88.15	1,025,710	224,290
February 2015	—	—	—	—
March 2015	—	—	—	—

Total	9,204	$88.15	1,025,710	224,290

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Certificate of Incorporation of CACI International Inc, as amended to date		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 20, 2014		8-K	March 25, 2014	3.1

31.1	Section 302 Certification Kenneth Asbury	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Kenneth Asbury	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101	The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: May 1, 2015	By:	/s/ Kenneth Asbury
Kenneth Asbury
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 1, 2015	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 1, 2015	By:	/s/ Gregory W. Buckis, Sr.
Gregory W. Buckis, Sr.
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)