Form 10-K
period 2015-06-30
CACI INTERNATIONAL INC /DE/
filed 2015-08-21
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

The aggregate market value of common shares held by non-affiliates of the registrant on December 31, 2014 was $2,060,272,598, based upon the closing price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of August 17, 2015, the registrant had 24,194,283 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s proxy statement for its 2015 annual meeting of stockholders. With the exception of the sections of the 2015 Proxy Statement specifically incorporated herein by reference, the 2015 Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

CACI International Inc

FORM 10-K

PART I

Item 1. Business

Background

CACI International Inc was founded in 1962 as a simulation technology company and has grown into an international information solutions and services provider, providing comprehensive, practical information solutions and services to our customers that build on our expertise in technology across 11 markets.

CACI International Inc was organized in Delaware on October 8, 1985 and is a holding company whose operations are conducted through subsidiaries, which are located in the U.S. and Europe, and a joint venture which is controlled by the registrant.

With revenue for the year ended June 30, 2015 (FY2015) of $3.3 billion, we serve customers in the U.S. federal government and commercial markets, primarily throughout North America and internationally on behalf of U.S. customers, as well as in the United Kingdom (U.K.) and the Netherlands. As a result of our diverse capabilities and customer mission understanding, many of our customer relationships have existed for over 20 years.

Our proven solutions and services and strong record of program delivery have enabled us to compete for and secure new customers and new contracts, win repeat business, and build and maintain long-term customer relationships. We seek competitive business opportunities and have built our operations to support major programs through a market-focused business development organization.

Our primary customers are agencies and departments of the U.S. government. Our information solutions and services support national security missions and government modernization/transformation for intelligence, defense, and federal civilian customers.  The demand for our solutions and services, in large measure, is created by the increasingly complex network, systems, and information environments in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity, enhancing security, and, ultimately, improving performance.

Unless the context indicates otherwise, the terms “we”, “our”, “the Company” and “CACI” as used in Parts I, II and III include CACI International Inc and its subsidiaries and joint ventures that are more than 50 percent owned or otherwise controlled by it. The term “the registrant” as used in Parts I, II and III refers to CACI International Inc only.

Available Information

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

Overview

At June 30, 2015, we had approximately 16,600 employees.

Domestic Operations

Our domestic operations account for 100 percent of our U.S. government revenue and 28.7 percent of our commercial revenue. Some of the contracts performed by our domestic operations involve assignment of employees to international locations in support of our federal government customers.  At June 30, 2015, approximately 750 employees were on assignments in international locations. We provide our services and solutions to our domestic customers in the following market areas:

●

Business Systems – CACI business systems solutions enable efficiency, innovation, and compliance by applying focused federal domain expertise, combined with best-fit technology solutions, all integrated, implemented, and operated to improve the organizational performance of our customers. Our solutions in financial management, human capital management, asset and materials management, and administrative management help customers improve their efficiency. We helped over 100 federal military, intelligence, and civilian organizations implement crucial enterprise business solutions. CACI is a full-service federal systems integrator, implementing the foundational system solutions for both mission and business support, and providing the consulting assistance and business intelligence/analytics that convert data into information and smart decisions.

●

Command and Control (C2) – CACI develops, integrates, sustains, and operates C2 solutions, consisting of hardware, software, and interfaces that provide robust, seamless C2 capabilities. We enable network-centric operations by providing services and solutions that deliver an information advantage to our customers. By using “Power to the Edge” principles, we deliver capabilities to achieve shared awareness and leverage this to realize greater degrees of synchronization. Our approach to delivering Quick Reaction Capabilities (QRC) and integrating those capabilities into legacy systems has proven essential to shortening the “threat to fire” timeline. CACI enables information superiority for our nation’s military, homeland security, law enforcement, and emergency responders by providing C2 solutions that ensure critical information is disseminated directly into the hands of those who need it most. We provide each event participant the ability to make critical decisions in highly dynamic environments. With affordability at the forefront, we engineer our solutions for cost-effective deployment and sustainment across the systems and mission lifecycles.

●

Communications – CACI’s broad-based solutions offer communications capabilities for soldier systems, mobile platforms, fixed facilities, and the enterprise. We bring exceptional skills to design, develop, integrate, and provide field support to deliver rapidly deployable communications solutions anywhere in the world. CACI develops and integrates solutions that deliver secure multi-level unified communications from the enterprise directly to and from the tactical edge. We rapidly tailor and implement our products, services, and solutions to fit the specific missions and operating contexts of our customers. Our solutions aid users in collaboratively planning, fusing information, and making essential decisions. Our top mission areas are communications and network integration (both satellite and terrestrial) including quick reaction systems, mobility, cellular and engineering support services.

●

Cyber Security – CACI cyber security solutions combine years of cyber and electronic warfare experience with unique, cutting-edge signals intelligence. We help protect vulnerable platforms, including airplanes, cell phones, weapons systems, and unmanned aerial vehicles, from cyber attacks, thereby safeguarding critical infrastructure. We provide comprehensive cyber support to a number of federal customers and the intelligence community. Our expertise ranges from traditional IT network security to nontraditional systems development, secure smartphone apps, and resilient platform engineering. Our rapid research and development, prototyping, and integration capabilities enable us to combat shifting, emerging threats. CACI's cyber security capabilities span a wide spectrum, delivering both traditional information technology (IT) network protection and nontraditional platform exploitation and defense. Our expertise, technologies, and proven cyber experience provide solutions that help protect our customers’ vital information and our nation’s critical infrastructure. We support all aspects of cyber operations for our intelligence community, Department of Defense (DoD), and Department of Homeland Security customers, while advancing innovative analytics and secure mobility solutions.

●

Enterprise IT – In the enterprise IT market, we provide tailored, end-to-end, enterprise-wide information solutions and services for the design, development, integration, deployment, operations and management, sustainment, and security of our customers’ IT infrastructure. Our experts improve security in operational IT environments in the defense, intelligence, homeland security, and civilian communities. We lead customers in the adoption of virtualized cloud services and mobile solutions that are revolutionizing the efficiency, reliability, and cost-effectiveness of IT services. We provide managed services and workforce augmentation that provide measurable benefits, including greater efficiency, improved mission uptime, and reduced costs and complexity. Our operational, analytic, consulting, and transformational services use industry leading-edge practices, standards, and innovations to enable and optimize the full lifecycle of the enterprise IT environment. Through our robust framework of best practices, we bring together a variety of industry standards, including Information Technology Infrastructure Library (ITIL) and Capability Maturity Model Integration (CMMI). In addition to encompassing the full extent of today’s enterprise IT environment, CACI’s solutions and services are modular and configurable, vendor and technology neutral, and implemented by fully certified and experienced personnel. We provide rapid, cost-effective, and low-risk implementation of next-generation capabilities.

●

Health – CACI supports nationwide initiatives to improve healthcare delivery systems, integrate electronic health records, enhance population health, and sharpen emergency responsiveness. To improve cost efficiencies in healthcare, we use data analytics to better predict clinical, financial, and operational needs to cut financial waste and fraud. We solve challenges in bio-surveillance, outbreak detection, disease prevention systems, health systems security, medical supply logistics and rapid disaster/emergency response. Our long history of meeting customer requirements includes supporting ever-changing healthcare regulations and establishing more efficient and interoperable healthcare delivery systems through program management, strategic planning, software engineering, operation and maintenance, and IT facility support. Our customers include the Department of Veterans Affairs, Department of Defense Military Health System, and Department of Health and Human Services – including the Centers for Disease Control and Prevention, the Agency for Toxic Substances and Disease Registry, the National Institutes of Health, the Centers for Medicare & Medicaid Services, and the Food and Drug Administration.

●

Intelligence Services – CACI’s intelligence specialists help our customers convert data collected from all information sources into knowledge that enables event forecasting and empowers decisions. We deliver cyber analytics, counterintelligence, and other services to help disrupt terrorist activities and counter the proliferation of weapons of mass destruction. Our support is provided at the strategic and tactical levels, and consists of intelligence analysis, operations and planning, policy, doctrine, and security support. We also provide informational systems operations, maintenance, and sustainment globally. Our analytical toolsets and products leverage all sources of information to enhance situational awareness, inform mission planning, anticipate activities, forecast societal events, establish ground truth, and empower decision-makers. We work within the United States, providing analysis of data received from a variety of sources, and we provide direct support such as ground truth and intelligence gathering internationally.

●

Intelligence Systems and Support – CACI advances near-real time intelligence and analysis to drive situational awareness and gain operational advantage. CACI designs, develops, integrates, deploys, and rapidly prototypes hardware- and software-enabled tools and applications, as well as foreign instrumentation and signals intelligence systems, which advance situational awareness and mission support for our intelligence community and DoD customers. With our precision skillset, we provide significant support to the federal government in foreign instrumentation signals intelligence. We collect, process, analyze, and visualize data to support a wide range of intelligence products and services to deliver actionable information in near real-time. Our training and maintenance services equip analysts and troops with the skills and equipment to gain strategic advantage. To enhance situational awareness, we employ multi-intelligence fusion analysis of vast data, displayed using robust visualization techniques, to see the situation from all angles. We integrate tactical platforms to deliver quick reaction capability for integrating signals intelligence and radio frequency systems and meet the rising tempo of missions.

●

Investigation and Litigation Support – Since 1978, CACI has assisted the U.S. government in investigating and litigating many thousands of cases, saving billions of dollars for taxpayers. We continually monitor and develop new document and data capture approaches that increase efficiency and lower costs for our customers in high-stakes situations such as trials, investigations, hearings, and regulatory and enforcement activities. We provide start-to-finish investigation and litigation support, leveraging technology to help customers manage documents and acquire and present evidence from pre-filing investigation through complaint, discovery, and trial; then post-trial and appeals. With our accredited computer and audio/video forensics lab, we analyze digital evidence to support criminal and civil investigations, litigations, and security inquiries. We offer scalable cloud hosting solutions that are stable, secure, and fast, with access to industry-leading e-Discovery tools.

●

Logistics and Material Readiness – CACI provides a full suite of logistics and material readiness solutions and professional service offerings that plan for, implement, and control the efficient, effective, and secure global flow and storage of goods, services, and information in support of U.S. government agencies. We provide complete product lifecycle management, ensuring provisions, equipment, and systems are ready anytime, anywhere. We deploy total supply chain solutions enhancing visibility, facilitating readiness-based sparing, and analyzing readiness in near-real time. We develop and manage logistics information systems, specialized simulation and modeling toolsets, and provide logistics engineering services. Our solutions optimize policies, processes, operations, and readiness throughout the lifecycle of the individual, organization, and platform. Our operational capabilities are driven by readiness systems and fall into four sub-markets, which are product lifecycle management, supply chain total solutions and services, logistics operations/enterprise support solutions and services, and manpower and personnel/training and training support solutions and services.

●

Surveillance and Reconnaissance – CACI integrates surveillance and reconnaissance technologies into platforms that enhance soldier and unit situational awareness, mobility, lethality, interoperability, and survivability. We develop and integrate state-of-the-art surveillance and reconnaissance sensors into the air and ground systems the mission requires, leveraging our mission-customized software and electronics. From the bench to deployment to maintenance, training, and product improvements, CACI provides full lifecycle support for reconnaissance and surveillance systems. We provide integration, development, and technical support services in support of military, intelligence, and homeland security missions throughout the U.S. and around the world. We have over 20 years’ experience supporting QRC for DoD and intelligence community customers. We use system-of-systems engineering and integration, agile development and deployment, and end-to-end lifecycle support to deliver net-centric solutions that meet the needs of U.S. forces, combatant commands, the intelligence community, the DoD, the Department of Homeland Security, and other government agencies.

International Operations

Our international operations are conducted primarily through our operating subsidiaries in Europe, CACI Limited and CACI BV, and account for substantially all revenue generated from international customers and 71.3 percent of our commercial revenue.  Headquartered in London, our international operations provide a diverse mix of IT services and proprietary data and software products, serving commercial and government customers throughout the U.K., continental Europe and around the world.  The organization operates in three addressable markets:  marketing solutions, social services and network services.

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

Strengths and Strategy

We offer substantially our entire range of solutions and services and proprietary products to defense, intelligence and civilian agencies of the U.S. government. Our work for U.S. government agencies may combine a wide range of skills drawn from our solutions, services and product offerings. We also contract through our international operations to supply solutions, services and/or products to governments of other nations. As with other government contractors, our business is subject to government customer funding decisions and actions that are beyond our control.

Although we are a supplier of proprietary computer-based technology products and marketing systems products, we are not primarily focused on being a software product developer-distributor (see discussion following under “Patents, Trademarks, Trade Secrets and Licenses”).

Our international commercial customer base consists primarily of large enterprises in the U.K.  This market is the primary target of our proprietary marketing systems software, and database products and consultancy services. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment.

In order to effectively perform on our existing customer contracts and secure new customer contracts within the U.S. government, we must maintain expert knowledge of agency policies, operations and challenges. We combine this comprehensive knowledge with significant expertise in the design, integration, development and implementation of advanced information solutions and services. This capability provides us with opportunities either to compete directly for, or to support other bidders in competition for multi-million dollar and multi-year award contracts from the U.S. government.

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

Much of our business is won through submission of formal competitive bids. Government and commercial customers typically base their decisions regarding contract awards on their assessment of the quality of past performance, responsiveness to proposal requirements, price, and other factors. The terms, conditions and form of contract of government bids, however, are in most cases specified by the customer. In situations in which the customer-imposed contract type and/or terms appear to expose us to inappropriate risk or do not offer us a sufficient financial return, we may seek alternate arrangements or opt not to bid for the work. Essentially all contracts with the U.S. government, and many contracts with other government entities, permit the government customer to terminate the contract at any time for the convenience of the government or for default by the contractor. Although we operate under the risk that such terminations may occur and have a material impact on operations, such terminations have been rare and, generally, have not materially affected operations.

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

At any one time, we may have over two thousand separate active contracts and/or task orders. In FY2015, the top ten revenue-producing contracts, many of which consist of many task orders, accounted for 35.2 percent of our revenue, or $1.2 billion.

In FY2015, 93.7 percent of our revenue came from U.S. government prime contracts or subcontracts consisting of 66.9 percent from DoD contracts and 26.8 percent from U.S. government civilian agency customers.

Industry Trends

The federal government is a large and sophisticated user of information technology. The nation’s expenditures on military, homeland security, and intelligence operations are substantially larger than those of any of its allies or adversaries.

The Budget Control Act of 2011 (the BCA) established limits on discretionary spending, reducing planned defense spending by a minimum of $487 billion over a 10 year period that began at the end of the government’s fiscal year 2012.  In addition, the BCA included a sequester mechanism that imposed additional defense cuts of $500 billion, or approximately 9 percent over nine years starting in the government’s fiscal year 2013 if the Congress did not identify a means to reduce the U.S. deficit by $1.2 trillion.  Because these means were not identified, the sequester mechanism took effect in March 2013.  As a result of the agreement to end a shutdown of the U.S. Government in October 2013, the Bipartisan Budget Act of 2013 (BBA) was signed into law in late December 2013.  The law revised the amount of discretionary spending to be sequestered for the government’s fiscal years 2014 and 2015, providing for $22.5 billion and $9 billion more of defense funding, respectively, than was originally allowed under the BCA.  If there are no changes to at least the discretionary spending levels set by the BCA for the government’s FY16, full sequestration of defense spending will return on October 1, 2015.

In light of the BCA, the provisions of the BBA, and deficit reduction pressures, discretionary spending by the federal government continues to be constrained and is expected to be so for a number of years.  Even with the reduced amount of sequestration for the government’s Fiscal Year 2015, we experienced the impact of sequestration on contracts and task orders we hold and delays in the awarding of contracts on which we have bid.  We expect this trend to continue into the government’s Fiscal Year 2016, beginning on October 1, 2015.

The sequester mechanism, if left unmodified beyond the government’s Fiscal Year 2015, along with other pressures on government spending, are negatively impacting our business and could have further negative impacts on us in the future.  We may experience disruption of existing programs, delays in contract awards, and other actions, including partial or complete contract terminations.

During our FY2015, we took steps to make sure our cost structure is in line with our expectations of future business opportunities given the challenging environment for companies in our industry.  We believe we are well positioned to win new business in the market areas we focus on, where the government is expected to continue to spend while constrained by sequestration.

We believe that the following trends will impact the federal government’s future spending on the types of services we provide:

●	Market Opportunities
–

Government Wide Market Opportunities – As federal government agencies seek to make spending reductions, opportunities to achieve cost reductions through improved operational efficiency will receive higher priority. Many IT initiatives emerging in both DoD and Office of Management and Budget (OMB) directed programs for civilian agencies are based on infrastructure consolidation and cost effective upgrades. These initiatives include infrastructure modernization, adoption of innovative commercial applications, and increased use of commercially provided infrastructure.

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

–	National Security Market Opportunities
▪

Counterterrorism, counter proliferation, cyber security, and counterintelligence are at the immediate forefront of U.S. security concerns and they are all inextricably linked. Additionally, man-made and natural disasters are routinely addressed by applying the military and civilian resources of the U.S.

▪

The world is increasingly interconnected and interdependent. Instability can arise quickly and spread rapidly beyond borders. This phenomenon is readily apparent in events in the Pacific Rim, the Middle East and North Africa. As the U.S. reduces its conventional defense forces, as expected, the need for intelligence and surveillance of potential adversaries of all types will continue or grow.

▪

It is likely that the Middle East will continue to be unstable for the foreseeable future.  In addition to this, a strategic shift toward Asia-Pacific is being executed to address rising issues in this area of the globe. This shift will create opportunities as well as threats as the contractor community adapts to the changing needs of Defense, Intelligence, Homeland Security, State, and U.S. partners.

▪

Russian aggression in the Baltics and continued instability in North Korea will likely influence defense posture and intelligence requirements. It is likely that there will be changing needs relative to these areas as well in the near-future.

▪	Funding to support the use of military and intelligence assets, particularly special operating forces, to combat these threats is expected to remain stable or increase slightly.
▪	Logistics and force protection operations will continue. We anticipate a continuing need to re-set and modernize equipment and infrastructure.
–	Non-Security Market Opportunities
▪	The intersection of law enforcement and intelligence is expected to continue to create opportunities supporting the Departments of Homeland Security, Justice, and State.
●

As budgets are revised to better support system upgrades and enhanced services for the non-combat warfighter, increasing competitive pressures from large, platform-centric aerospace firms and traditional original equipment manufacturing companies are anticipated. Non-traditional players have entered the market and have established positions related to such areas as cloud computing, cyber, satellite operations, business systems and healthcare IT.

●

As companies strive to expand by increasing market share, there is increasing competition for acquisition candidates. Niche players in cyber, healthcare and data analytics are in particularly high demand.

●	The government has mandated changes to the manner in which it purchases goods and services. The aspects of this mandate that are most relevant to us are as follows:
–

The use of time and material and sole-source contracts is now greatly reduced. The use of award fees is diminishing. In addition, more scrutiny is being placed on the amount of fee bid on cost reimbursable type contracts.

–

Multiple award contract vehicles are being used at an increasing rate.  Bidding and winning these types of contracts does not assure that revenue will follow since task-order based work solicited under the vehicle is also competed.

–	The increased engagement by competition advocates maximizes the use of multiple-source, continuously competitive contracts.
–	Fees for subcontract management are being limited to reflect actual value provided, i.e., risk assumed by prime and continuous subcontractor risk reduction.
–	In many cases, periods of performance on task orders are being limited to two years and periods for contracts are being limited to four years.
–	Size thresholds for small business have been revised upward so as to include businesses that currently exceed revenue thresholds.
–	The government’s management of cash may slow the timing of payment of our invoices.

Recent Significant Acquisitions

During the past three fiscal years, we completed a total of five acquisitions, all in the U.S., including:

●

The April 1, 2015 acquisition of LTC Engineering Associates, Inc., a provider of highly specialized technical engineering solutions and services to the intelligence and DoD communities in the areas of software engineering, cybersecurity, signals intelligence, communications intelligence, and digital signals processing for $15.0 million.

●

The November 15, 2013 acquisition of Six3 Systems, Inc. (Six3), a provider of highly specialized support to the national security community in the areas of cyber and signals intelligence; intelligence, surveillance and reconnaissance; and intelligence operations, for $820.0 million plus $25.8 million representing estimated cash and net working capital adjustment.

●

The December 31, 2012 acquisition of IDL Solutions, Inc., a provider of information technology solutions, applications, and mission-critical systems support to healthcare IT customers and other civilian agencies for $21.5 million.

●	The November 30, 2012 acquisition of Emergint Technologies, Inc., a provider of emerging technology solutions focused on the data-driven needs of national health organizations for $36.0 million.
●	The July 2, 2012 acquisition of Delta Solutions and Technologies, Inc., a provider of financial management and business services to the federal government for $42.5 million.

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

We have published policies that set high standards for the conduct of our business. We require all of our employees, independent contractors working on customer engagements, officers, and directors annually to execute and affirm to the code of ethics applicable to their activities. In addition, we require annual ethics and compliance training for all of our employees to provide them with the knowledge necessary to maintain our high standards of ethics and compliance.

Patents, Trademarks, Trade Secrets and Licenses

Generally, our solutions and services are not substantially dependent upon obtaining or maintaining intellectual property protections, although our operations make use of such protections and benefit from them as discriminators in competition. We own a limited number of patents and claim copyright, trademark and other proprietary rights in a variety of intellectual property, including each of our proprietary computer software and data products and the related documentation. We also maintain a number of trade secrets that contribute to our success and competitive distinction and endeavor to accord such trade secrets protection adequate to ensure their continuing availability to us.

Our proprietary information is protected through a combination of contractual arrangements with our employees and third parties and intellectual property laws. From time to time, we are required to assert our rights against former employees or other third parties who attempt to misappropriate our proprietary and confidential information. Although we are not materially dependent on the protection of our intellectual property, we take such matters seriously and pursue claims against such individuals to the extent necessary to adequately protect our rights.

As a systems integrator, it is important that we maintain access to software, data and other products supplied by third parties and we continue to enter into agreements that give us the right to distribute and receive income from third party software, data and other products that serve our customers. The durations of such agreements are negotiated and vary according to the terms of the agreements.

Backlog

Our total backlog as of June 30, 2015, which consists primarily of contracts with the U.S. government, was $9.6 billion, of which $2.0 billion was for funded orders. Total backlog as of June 30, 2014 was $7.1 billion. We presently anticipate, based on current revenue projections, that the majority of the funded backlog as of June 30, 2015 will result in revenue during the fiscal year ending June 30, 2016.

Our backlog represents the aggregate contract revenue we estimate will be earned over the remaining life of our contracts. We include in estimated remaining contract value only the contract revenue we expect to earn over the remaining term of the contract. Funded backlog is based upon amounts appropriated by a customer for payment for goods and services and as the U.S. government operates under annual appropriations, agencies of the U.S. government generally fund contracts on an incremental basis. As a result, the majority of our estimated remaining contract value is not funded backlog. The estimates used to compile remaining contract value are based on our experience under contracts, and we believe the estimates are reasonable. However, there can be no assurance that existing contracts will result in earned revenue in any future period or at all.

Business Segments, Foreign Operations, and Major Customers

Additional business segment, foreign operations and major customer information is provided in our Consolidated Financial Statements contained in this report. In particular, see Note 16, Business Segment, Customer and Geographic Information in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Revenue by Contract Type

The following information is provided on the amounts of our revenue attributable to cost reimbursable, firm fixed-price (including proprietary software product sales) and time and materials (T&M) contracts during each of the last three fiscal years:

	Years ended June 30,
	2015		2014		2013
	(dollars in thousands)
Cost reimbursable	$1,534,864	46.3%	$1,744,959	49.0%	$1,783,430	48.4%
Firm fixed-price	1,179,139	35.6	1,095,449	30.7	1,034,016	28.1
Time and materials	599,449	18.1	724,154	20.3	864,544	23.5
Total	$3,313,452	100.0%	$3,564,562	100.0%	$3,681,990	100.0%

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

We depend on contracts with the federal government for substantially all of our revenue.  If the government significantly decreased or ceased doing business with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

The federal government is our primary customer, with revenue from federal government contracts, either as a prime contractor or a subcontractor, accounting for 93.7 percent of our total revenue in FY2015 and 94.0 percent of our total revenue in FY2014. Specifically, we generated 66.9 percent of our total revenue in FY2015 and 72.3 percent of our total revenue in FY2014 from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government or any significant agency in the intelligence community or the DoD, if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

Our business could be adversely affected by delays caused by our competitors protesting major contract awards received by us, resulting in the delay of the initiation of work.

The number of bid protests of contract awards by unsuccessful bidders is increasing and the U.S. government is taking longer to resolve such protests. Bid protests may result in an increase in expenses related to obtaining contract awards or an unfavorable modification or loss of an award. In the event a bid protest is unsuccessful, the resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated.

Our business could be adversely affected by changes in budgetary priorities of the federal government.

Because we derive a substantially all of our revenue from contracts with the federal government, we believe that the success and development of our business will continue to depend on our successful participation in federal government contract programs. Changes in federal government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts.

Subsequent to the enactment of the BCA in 2011, the Congress and the Administration were unable to reach agreement on budget reduction measures required by the legislation.  The BCA required total projected defense spending to decline by $487 billion from the government’s fiscal year 2012 through 2021.  It also included a sequester mechanism that imposed additional defense cuts of $500 billion over nine years starting in the government’s fiscal year 2013 if the Congress did not identify a means to reduce the U.S. deficit by $1.2 trillion.  In March 2013, as required by the BCA, the President ordered sequestration into effect which triggered automatic reductions in both defense and domestic discretionary spending for the government’s fiscal year 2013. Sequestration continued into the government’s fiscal year 2015; however, the BBA of 2013, signed into law in late December of 2013, revised the amount of discretionary spending to be reduced for the government’s fiscal years 2014 and 2015 as originally allowed under the BCA.  During the government’s fiscal years 2014 and 2015, the resulting automatic across-the-board budget cuts continued to have significant consequences to our business and industry.  If there are no changes to at least the discretionary spending levels originally set by the BCA for the government’s FY16, full sequestration will return on October 1, 2015.

In years when Congress does not complete its budget process before the end of its fiscal year (September 30), government operations are funded through a continuing resolution (CR) that temporarily funds federal agencies.  Recent CRs have generally provided funding at the levels provided in the previous fiscal year and have not authorized new spending initiatives. When the federal government operates under a CR, delays can occur in the procurement of products and services. Historically, such delays have not had a material effect on our business; however, should funding of the federal government continue to be provided through CRs during its fiscal year beginning on October 1, 2015 and extended through the entire government 2016 fiscal year, and sequestration continues as part of the implementation of the BCA, it could have significant consequences to our business and our industry.  If Congress cannot complete its budget process or does not pass a CR by the end of September, a shutdown of the federal government will result on October 1, 2015, as happened in October 2013.  Were a shutdown to occur, it could result in our incurring substantial labor or other costs without being reimbursed under our contracts or the delaying or cancelling of certain programs.  This could also have an adverse effect on our business and our industry.

At times, we may continue to work without funding, and use our funds in order to meet our customer’s desired delivery dates for products or services. It is uncertain at this time which of our programs’ funding could be reduced in future years or whether new legislation will be passed by Congress in the next fiscal year that could result in additional or alternative funding cuts.

Additionally, our business could be affected if the demand for and priority of funding for the current level of operations in Afghanistan decreases faster than we have anticipated or if we experience an increase in set-asides for small businesses which could result in our inability to compete directly for prime contracts.

Our federal government contracts may be terminated by the government at any time and may contain other provisions permitting the government not to continue with contract performance, and if lost contracts are not replaced, our operating results may differ materially and adversely from those anticipated.

We derive substantially all of our revenue from federal government contracts that typically span one or more base years and one or more option years. The option periods typically cover more than half of the contract’s potential duration. Federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government customer to terminate the contract for its convenience. A decision not to exercise option periods or to terminate contracts for convenience could result in significant revenue shortfalls from those anticipated.

Federal government contracts contain numerous provisions that are unfavorable to us.

Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies, some of which are not typically found in commercial contracts, including allowing the government to:

●	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
●	claim rights in systems and software developed by us;
●	suspend or debar us from doing business with the federal government or with a governmental agency;
●	impose fines and penalties and subject us to criminal prosecution; and
●	control or prohibit the export of our data and technology.

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

Our contracts and task orders with the federal government are typically awarded through a competitive bidding process. We expect that much of the business that we will seek in the foreseeable future will continue to be awarded through competitive bidding. Budgetary pressures and changes in the procurement process have caused many government customers to increasingly purchase goods and services through IDIQ contracts, GSA schedule contracts and other government-wide acquisition contracts. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenue under each such contract. In addition, in consideration of the practice of agencies awarding work under such contracts that is arguably outside the intended scope of the contracts, both the GSA and the DoD have initiated programs aimed to ensure that all work fits properly within the scope of the contract under which it is awarded. The net effect of such programs may reduce the number of bidding opportunities available to us. Moreover, even if we are highly qualified to work on a particular new contract, we might not be awarded business because of the federal government’s policy and practice of maintaining a diverse contracting base.

This competitive bidding process presents a number of risks, including the following:

●	we bid on programs before the completion of their design, which may result in unforeseen technological difficulties and cost overruns;
●	we expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win;
●	we may be unable to estimate accurately the resources and cost structure that will be required to service any contract we win; and
●

we may encounter expense and delay if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract.

If we are unable to win particular contracts, we may be prevented from providing to customers services that are purchased under those contracts for a number of years. If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected and that could cause our actual results to differ materially and adversely from those anticipated. In addition, upon the expiration of a contract, if the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or non-renewal of any of our significant contracts could cause our actual results to differ materially and adversely from those anticipated.

Our business may suffer if we or our employees are unable to obtain the security clearances or other qualifications we and they need to perform services for our customers.

Many of our federal government contracts require us to have security clearances and employ personnel with specified levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees lose or are unable to obtain necessary security clearances, we may not be able to win new business and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract which could cause our results to differ materially and adversely from those anticipated.

We must comply with a variety of laws and regulations, and our failure to comply could cause our actual results to differ materially from those anticipated.

We must observe laws and regulations relating to the formation, administration and performance of federal government contracts which affect how we do business with our customers and may impose added costs on our business. For example, the Federal Acquisition Regulation and the industrial security regulations of the DoD and related laws include provisions that:

●	allow our federal government customers to terminate or not renew our contracts if we come under foreign ownership, control or influence;
●	require us to divest work if an OCI related to such work cannot be mitigated to the government’s satisfaction;
●	require us to disclose and certify cost and pricing data in connection with contract negotiations; and
●	require us to prevent unauthorized access to classified information.

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

Federal government agencies, including the Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also evaluate the adequacy of internal controls over our business systems, including our purchasing, accounting, estimating, earned value management, and government property systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially and adversely from those anticipated. DCAA audits for costs incurred on the majority of work performed after June 30, 2008 have not yet been completed. We have received notifications from DCAA on some smaller portions of our business they consider to be low risk, which will likely result in our proposed rates for those portions for periods subsequent to June 30, 2008 being accepted without adjustments.  In addition, DCAA audits for costs incurred by our recent acquisitions for certain periods prior to acquisition have not yet been completed.  We do not know the outcome of any existing or future audits and if any future audit adjustments significantly exceed our estimates, our profitability could be adversely affected.

Failure to maintain strong relationships with other contractors could result in a decline in our revenue.

We derive substantial revenue from contracts in which we act as a subcontractor or from teaming arrangements in which we and other contractors bid on particular contracts or programs. As a subcontractor or teammate, we often lack control over fulfillment of a contract, and poor performance on the contract could impact our customer relationship, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could differ materially and adversely from those anticipated if any prime contractor or teammate chose to offer directly to the customer services of the type that we provide or if they team with other companies to provide those services.

We may not receive the full amounts authorized under the contracts included in our backlog, which could reduce our revenue in future periods below the levels anticipated.

Our backlog consists of funded backlog, which is based on amounts actually committed by a customer for payment for goods and services, and unfunded backlog, which is based upon management’s estimate of the future potential of our existing contracts and task orders, including options, to generate revenue. Our backlog may not result in actual revenue in any particular period, or at all, which could cause our actual results to differ materially and adversely from those anticipated.

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

Without additional Congressional appropriations, some of the contracts included in our backlog will remain unfunded, which could materially and adversely affect our future operating results.

Although many of our federal government contracts include multi-year performance periods, Congress often appropriates funds for these contracts on an annual basis. As a result, a majority our contracts are only partially funded at any point during their term and unfunded contract work is subject to future appropriations by Congress. As a result of a lack of appropriated funds or efforts to reduce federal government spending, the receipt of revenues included in our backlog may never occur or may be delayed. We calculate our unfunded backlog based on management’s estimate of amounts expected to be realized on unfunded contract work, including amounts based on the assumed exercise of options under such contracts. If our estimated backlog is inaccurate and we fail to realize those amounts as revenue, our future operating results could be materially and adversely affected.

Employee misconduct, including security breaches, could result in the loss of customers and our suspension or debarment from contracting with the federal government.

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

Our continued success depends to a substantial degree on our ability to recruit and retain the technically skilled personnel we need to serve our customers effectively. Our business involves the development of tailored solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Accordingly, our employees are our most valuable resource. Competition for skilled personnel in the information technology services industry is intense, and technology service companies often experience high attrition among their skilled employees. There is a shortage of people capable of filling these positions and they are likely to remain a limited resource for the foreseeable future. Recruiting and training these personnel require substantial resources. Our failure to attract and retain technical personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy our customers’ needs, limit our ability to win new business and cause our actual results to differ materially and adversely from those anticipated.

In addition to attracting and retaining qualified technical personnel, we believe that our success will depend on the continued employment of our senior management team and its ability to generate new business and execute projects successfully. Our senior management team is very important to our business because personal reputations and individual business relationships are a critical element of obtaining and maintaining customer engagements in our industry, particularly with agencies performing classified operations. The loss of any of our senior executives could cause us to lose customer relationships or new business opportunities, which could cause actual results to differ materially and adversely from those anticipated.

Our markets are highly competitive, and many of the companies we compete against have substantially greater resources.

The markets in which we operate include a large number of participants and are highly competitive. Many of our competitors may compete more effectively than we can because they are larger, better financed and better known companies than we are. In order to stay competitive in our industry, we must also keep pace with changing technologies and customer preferences. If we are unable to differentiate our services from those of our competitors, our revenue may decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address customer needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend towards consolidation, which may result in the emergence of companies which are better able to compete against us. The results of these competitive pressures could cause our actual results to differ materially and adversely from those anticipated.

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

We perform a portion of our engagements on a variety of fixed-price contract vehicles. We derived 35.6 percent of our total revenue in FY2015 and 30.7 percent of our total revenue in FY2014 from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a T&M basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.

When making proposals for engagements on a fixed-price basis, we rely on our estimates of costs and timing for completing the projects. These estimates reflect our best judgment regarding our capability to complete the task efficiently. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable. From time to time, unexpected costs and unanticipated delays have caused us to incur losses on fixed-price contracts, primarily in connection with state government customers. On rare occasions, these losses have been significant. In the event that we encounter such problems in the future, our actual results could differ materially and adversely from those anticipated.

Our earnings and margins may vary based on the mix of our contracts and programs.

At June 30, 2015, our backlog included cost reimbursable, T&M and fixed-price contracts. Cost reimbursable and T&M contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may vary materially and adversely depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Systems failures may disrupt our business and have an adverse effect on our results of operations.

Any systems failures, including network, software or hardware failures, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortages or terrorist attacks, could cause loss of data or interruptions or delays in our business or that of our customers. Like other global companies, we have experienced cyber security threats to our data and systems, our company sensitive information, and our information technology infrastructure, including malware and computer virus attacks, unauthorized access, systems failures and temporary disruptions.  Prior cyber attacks directed at us have not had a material adverse impact on our business or our financial results, and we believe that our continuing commitment toward threat detection and mitigation processes and procedures will avoid such impact in the future.  Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted. In addition, the failure or disruption of our mail, communications or utilities could cause us to interrupt or suspend our operations or otherwise harm our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our actual results could differ materially and adversely from those anticipated.

The systems and networks that we maintain for our customers, although highly redundant in their design, could also fail. If a system or network we maintain were to fail or experience service interruptions, we might experience loss of revenue or face claims for damages or contract termination. Our errors and omissions liability insurance may be inadequate to compensate us for all the damages that we might incur and, as a result, our actual results could differ materially and adversely from those anticipated.

Customer systems failures could damage our reputation and adversely affect our results of operations.

Many of the systems that we develop, integrate, maintain, otherwise support or use involve managing and protecting intelligence, national security, and other sensitive government information. While we have programs designed to protect such information and comply with all relevant privacy and security requirements, the threats that our clients face have grown more frequent and sophisticated. A security breach or system failure in a system that we develop, integrate, maintain or otherwise support could result in a loss of revenue, remediation costs, claims for damages or contract termination and our errors and omissions liability insurance may be inadequate to compensate us for all the damages that we might incur. Any such event could also cause serious damage to our reputation and prevent us from having access to or being eligible for further work on such sensitive systems for U.S. government customers.

In addition, in order to provide services to our customers, we often depend upon or use customer systems that are supported by the customer or third parties.  Any security breach or system failure in such systems could result in an interruption of our customer’s operations, significant delays under a contract, and a material adverse effect on our results of operations.

We may have difficulty identifying and executing acquisitions on favorable terms and therefore may grow at slower than anticipated rates.

One of our key growth strategies has been to selectively pursue acquisitions. Through acquisitions, we have expanded our base of federal government customers, increased the range of solutions we offer to our customers and deepened our penetration of existing markets and customers. We may encounter difficulty identifying and executing suitable acquisitions. To the extent that management is involved in identifying acquisition opportunities or integrating new acquisitions into our business, our management may be diverted from operating our core business. Without acquisitions, we may not grow as rapidly as the market expects, which could cause our actual results to differ materially and adversely from those anticipated. We may encounter other risks in executing our acquisition strategy, including:

●	increased competition for acquisitions may increase the costs of our acquisitions;
●

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

●	acquisition financing may not be available on reasonable terms or at all.

Each of these types of risks could cause our actual results to differ materially and adversely from those anticipated.

We may have difficulty integrating the operations of any companies we acquire, which could cause actual results to differ materially and adversely from those anticipated.

The success of our acquisition strategy will depend upon our ability to continue to successfully integrate any businesses we may acquire in the future. The integration of these businesses into our operations may result in unforeseen operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties include the integration of personnel with disparate business backgrounds, the transition to new information systems, coordination of geographically dispersed organizations, loss of key employees of acquired companies, and reconciliation of different corporate cultures. For these or other reasons, we may be unable to retain key customers of acquired companies. Moreover, any acquired business may fail to generate the revenue or net income we expected or produce the efficiencies or cost-savings we anticipated. Any of these outcomes could cause our actual results to differ materially and adversely from those anticipated.

If our subcontractors fail to perform their contractual obligations, our performance as a prime contractor and our ability to obtain future business could be materially and adversely impacted and our actual results could differ materially and adversely from those anticipated.

Our performance of government contracts may involve the issuance of subcontracts to other companies upon which we rely to perform all or a portion of the work we are obligated to deliver to our customers. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies, perform the agreed-upon services, or appropriately manage their vendors may materially and adversely impact our ability to perform our obligations as a prime contractor.

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

We depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. If the federal government, any of our other customers or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially and adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds or lack of an approved budget. In addition, the DCAA may revoke our direct billing privileges, which would adversely affect our ability to collect our receivables in a timely manner.  Contracting officers have the authority to impose contractual withholdings, which can also adversely affect our ability to collect timely.  The Defense Federal Acquisition Regulations require DoD contracting officers to impose contractual withholdings at no less than certain minimum levels if a contracting officer determines that one or more of a contractor’s business systems have one or more significant deficiencies. Some prime contractors for whom we are a subcontractor have significantly less financial resources than we do, which may increase the risk that we may not be paid in full or payment may be delayed. If we experience difficulties collecting receivables, it could cause our actual results to differ materially and adversely from those anticipated.

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

We conduct the majority of our international operations in the United Kingdom and the Netherlands. Our international operations comprised 4.4 percent of our revenue in FY2015 and 4.0 percent of our revenue in FY2014. Our international operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound and the Euro, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

Approximately 74.0 percent of the revenue generated by our international operations are also subject to risks associated with operating a commercial as opposed to a government contracting business, including the effects of general economic conditions in Europe on the telecommunications, computer software and computer services sectors and the impact of more concentrated and intense competition for the reduced volume of work available in those sectors. We are marketing our services to customers in industries that are new to us and our efforts in that regard may be unsuccessful. Other factors that may adversely affect our international operations are difficulties relating to managing our business internationally, integrating recent acquisitions, multiple tax structures and adverse changes in foreign exchange rates. Any of these factors could cause our actual results to differ materially and adversely from those anticipated.

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

The Credit Facility imposes certain operating and financial restrictions on us and requires us to meet certain financial tests. These restrictions may significantly limit or prohibit us from engaging in certain transactions, including the following:

●	incurring or guaranteeing certain amounts of additional debt;
●	paying dividends or other distributions to our stockholders or redeeming, repurchasing or retiring our capital stock in excess of specific limits;
●	making certain investments, loans and advances;
●	exceeding specific levels of liens on our assets;
●	issuing or selling equity in our subsidiaries;
●	transforming or selling certain assets currently held by us, including certain sale and lease-back transactions;
●	amending or modifying certain agreements, including those related to indebtedness; and
●	engaging in certain mergers, consolidations or acquisitions.

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

The Credit Facility consists of an $850.0 million revolving credit facility (the Revolving Facility) and an $831.3 million term loan facility (the Term Loan).  The Revolving Facility has subfacilities of $75.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.  At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $400.0 million or an amount subject to 2.75 times senior secured leverage, calculated assuming the revolving Facility is fully drawn, with applicable lender approvals.  At June 30, 2015, $295.0 million was outstanding under the revolving credit facility and $779.3 million was outstanding under the term loan.  In addition, the terms of the Credit Facility allow us to incur additional indebtedness from other sources so long as we satisfy the covenants in the agreement governing the Credit Facility.  If new debt is added to our current debt levels, the risks related to our ability to service that debt could increase.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

The Credit Facility matures on June 1, 2020.  Principal payments under the term loan are due in quarterly installments.  Our business may not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.

A change in control or fundamental change may adversely affect us.

The Credit Facility provides that certain change in control events with respect to us will constitute a default.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of June 30, 2015, we leased office space at 101 U.S. locations containing an aggregate of approximately 2.3 million square feet located in 23 states and the District of Columbia. In four countries outside the U.S., we leased office space at 13 locations containing an aggregate of approximately 62,000 square feet. Our leases expire primarily within the next five years, with the exception of nine leases in the Washington, DC metropolitan area and four leases outside of the metro area, which will expire within the next five to 11 years. We anticipate that most of these leases will be renewed or replaced by other leases. All of our offices are in reasonably modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

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

On remand, Defendant CACI Premier Technology, Inc. moved to dismiss Plaintiffs’ claims based upon the political question doctrine.  On June 18, 2015, the Court issued an Order granting Defendant CACI Premier Technology, Inc.’s motion to dismiss, and on June 26, 2015 entered a final judgment in favor of Defendant CACI Premier Technology, Inc.

On July 23, 2015, Plaintiffs filed a Notice of Appeal of the district court’s June 2015 decision.

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

The ranges of high and low sales prices of our common stock quoted on the New York Stock Exchange for each quarter during the fiscal years ended June 30, 2015 and 2014 were as follows:

	2015		2014
Quarter	High	Low	High	Low
1st	$73.45	$68.00	$70.00	$60.52
2nd	$91.80	$69.15	$74.27	$66.09
3rd	$92.20	$79.76	$80.77	$70.01
4th	$91.72	$80.70	$74.89	$67.01

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

As of August 17, 2015, the number of stockholders of record of our common stock was approximately 268.  The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2015	9,223	$88.12	1,034,933	215,067
May 2015	—	—	—	—
June 2015	—	—	—	—
Total	9,223	$88.12	1,034,933

The following graph compares the cumulative 5-year total return to shareholders on CACI International Inc's common stock relative to the cumulative total returns of the Russell 1000 index and the Dow Jones U.S. Computer Services Total Stock Market index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2010 and tracks it through June 30, 2015.

Comparison of Five Year Cumulative Total Returns

Performance Graph for

CACI International Inc

$100 invested on 6/30/10 in stock or index—including reinvestment of dividends.  Fiscal year ending June 30.

	June 30,
	2010	2011	2012	2013	2014	2015
CACI International Inc	100.00	148.49	129.52	149.46	165.28	190.42
Russell 1000	100.00	131.93	137.70	166.96	209.29	224.70
Dow Jones U.S. Computer Services Total Stock Market	100.00	140.18	157.01	157.91	165.76	168.16

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements for each of the fiscal years in the five year period ended June 30, 2015. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the Notes thereto, included in Part II in this Annual Report on Form 10-K.

Income Statement Data

	Years ended June 30,
	2015	2014	2013	2012	2011
	(amounts in thousands, except per share data)
Revenue	$3,313,452	$3,564,562	$3,681,990	$3,774,473	$3,577,780
Costs of revenue	3,077,071	3,307,159	3,411,149	3,474,624	3,326,379
Net income attributable to CACI	126,195	135,316	151,689	167,454	144,218
Earnings per common share and common share equivalent:
Basic:
Weighted-average shares outstanding	23,948	23,429	23,010	27,077	30,281
Earnings per share	$5.27	$5.78	$6.59	$6.18	$4.76
Diluted:
Weighted-average shares and equivalent shares outstanding	24,388	25,155	23,885	28,111	31,300
Earnings per share	$5.17	$5.38	$6.35	$5.96	$4.61

Balance Sheet Data

	As of June 30,
	2015	2014	2013		2012	2011
	(amounts in thousands)
Total assets	$3,257,116	$3,359,138	$2,497,071		$2,388,222	$2,320,131
Long-term liabilities	1,377,163	1,577,385	547,005		738,848	573,294
Working capital	276,779	313,262	(18,713)	(1)	200,863	344,857
Shareholders’ equity	1,480,272	1,359,166	1,207,572		1,164,445	1,309,616

(1)	Reflects the classification of the Convertible Notes, which were due May 1, 2014, as a current liability as of June 30, 2013.

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

Overview

We are a leading provider of information solutions and services to the U.S. government. We derived 93.7 percent of our revenue during the year ended June 30, 2015 from contracts with U.S. government agencies, including 66.9 percent from DoD customers and 26.8 percent from U.S. federal civilian agency customers including the Department of Homeland Security. We also provide services to state and local governments, commercial customers and agencies of foreign governments.

Budgetary pressures and sequestration have created a challenging environment for us and other companies in our industry.  For further information on the trends currently impacting us, please see Item 1, Business – Industry Trends.

For the year ended June 30, 2015, 89.5 percent of our revenue was from contracts where we were the lead, or “prime,” contractor. Our contract base has approximately 617 active contracts and 1,506 active task orders.  We have a diverse mix of contract types, with 46.3 percent, 35.6 percent, and 18.1 percent of our revenue for the year ended June 30, 2015, derived from cost-reimbursable, fixed-price and time and materials (T&M) contracts, respectively.

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

Revenue Recognition/Contract Accounting

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

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

Our fixed price-completion contracts which involve the design and development of complex customer systems are within the scope of ASC 605-35. Revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs. For fixed price-completion contracts that are not within the scope of ASC 605-35, revenue is generally recognized over the period when services are provided.

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

From time to time, we may proceed with work based on customer direction prior to the completion and signing of formal contract documents. We have a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. We base our estimates on previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program.

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

We evaluate goodwill as of the first day of the fourth quarter.  In addition, we will perform interim impairment testing should circumstances requiring it arise.  We completed our annual goodwill assessment as of April 1, 2015 and no impairment charge was necessary as a result of this assessment.  We have concluded that none of our reporting units are at risk of a goodwill impairment in the near term as their fair values are considerably greater than their carrying values.

Determining the fair values of the reporting units inherently involves management judgments regarding assumptions such as future sales, profits and cash flows, determination of the discount rate, weighting of the income and market approaches, and the effect of the market conditions on those assumptions.  Due to the variables inherent in the estimation of a reporting unit’s fair value and the relative size of our goodwill, differences in assumptions could have a material effect on one or more of our reporting units and could result in a goodwill impairment charge in a future period.

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

We account for share-based payments to employees, including grants of employee stock awards and purchases under employee stock purchase plans, in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values.  We determine the fair value of our NQSOs and SSARs at the date of grant using option-pricing models such as the Black-Scholes or binomial lattice model.  We determine the fair value of our market-based and performance-based RSUs at the date of grant using generally accepted valuation techniques and the closing market price of our stock. The fair value was determined using a Monte Carlo simulation model incorporating the following factors:  90 day average stock price at the grant date of $70.43 a share, risk free rate of return of 1.05 percent, and expected volatility of 24.32 percent. Stock-based compensation cost is recognized as expense on an accelerated basis over the requisite service period for performance based award.  Stock-based compensation cost is recognized ratably over the requisite service period for non-performance based awards.

Under the terms of the various equity instrument agreements, vesting of awards may accelerate to varying degrees based on the age of the grantee and the type of share-based payment award. Depending on the instrument, vesting may accelerate upon retirement at either age 62 or 65 with the amount of acceleration based on the length of service provided.

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

On July 9, 2015, the FASB approved a one-year deferral of the effective date of the standard to annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017, using either a full retrospective approach or a modified approach. Early adoption up to the original effective date is permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-09 may have on the Company’s consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

Results of Operations

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

Consolidated Statements of Operations

Years ended June 30,

							Year to Year Change
	2015	2014	2013	2015	2014	2013	2014 to 2015		2013 to 2014
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(dollar amounts in thousands)
Revenue	$3,313,452	$3,564,562	$3,681,990	100.0%	100.0%	100.0%	$(251,110)	(7.0)%	$(117,428)	(3.2)%
Costs of revenue
Direct costs	2,193,585	2,426,520	2,535,606	66.2	68.1	68.8	(232,935)	(9.6)	(109,086)	(4.3)
Indirect costs and selling expenses	817,403	815,458	821,465	24.7	22.9	22.3	1,945	0.2	(6,007)	(0.7)
Depreciation and amortization	66,083	65,181	54,078	2.0	1.8	1.5	902	1.4	11,103	20.5
Total costs of revenue	3,077,071	3,307,159	3,411,149	92.9	92.8	92.6	(230,088)	(7.0)	(103,990)	(3.0)
Income from operations	236,381	257,403	270,841	7.1	7.2	7.4	(21,022)	(8.2)	(13,438)	(5.0)
Interest expense and other, net	34,758	38,158	25,818	1.0	1.1	0.7	(3,400)	(8.9)	12,340	47.8
Income before income taxes	201,623	219,245	245,023	6.1	6.1	6.7	(17,622)	(8.0)	(25,778)	(10.5)
Income taxes	75,327	83,326	92,347	2.3	2.3	2.6	(7,999)	(9.6)	(9,021)	(9.8)
Net income	126,296	135,919	152,676	3.8	3.8	4.1	(9,623)	(7.1)	(16,757)	(11.0)
Noncontrolling interest	(101)	(603)	(987)	(0.0)	(0.0)	(0.0)	502	83.3	384	38.9
Net income attributable to CACI	$126,195	$135,316	$151,689	3.8%	3.8%	4.1%	$(9,121)	(6.7)%	$(16,373)	(10.8)%

Revenue

For FY2015, our total revenue decreased from FY2014 by $251.1 million, or 7.0 percent, primarily related to a decrease in revenue from the DoD offset by an increase in federal civilian agency work.  This decrease in revenue was primarily attributable to lower subcontractor costs and other direct costs (ODCs) resulting from certain contracts reaching their normal end-of-life, federal government budget-related reductions activities, and the drawdown in Southwest Asia and federal government budget-related reduction activities.

In light of the BCA, the provisions of the BBA, and deficit reduction pressures, discretionary spending by the federal government continues to be constrained and is expected to be so for a number of years.  Even with the reduced amount of sequestration for the government’s Fiscal Year 2015, we experienced the impact of sequestration on contracts and task orders we hold and delays in the awarding of contracts on which we have bid.  We expect this trend to continue into the government’s Fiscal Year 2016, beginning on October 1, 2015.

For FY2014, our total revenue decreased from FY2013 by $117.4 million, or 3.2 percent, primarily related to a decrease in revenue from the DoD.  Six3 Systems, acquired November 15, 2013, generated $268.4 million of revenue from its date of acquisition through June 30, 2014.  Excluding the Six3 Systems revenue, revenue decreased by 10.5 percent year over year.  This decrease in revenue was primarily attributable to lower run rates on professional services contracts, reductions in Afghanistan-related subcontractor and material purchases, and the government shutdown which occurred between October 1 and October 16, 2013.

The following table summarizes revenue earned by each of the customer groups for the three most recent fiscal years:

	Years ended June 30,
	2015		2014		2013
	(dollar amounts in thousands)
Department of Defense	$2,217,031	66.9%	$2,578,024	72.3%	$2,735,102	74.3%
Federal civilian agencies	888,191	26.8	771,662	21.7	741,053	20.1
Commercial and other	202,858	6.1	199,521	5.6	190,142	5.2
State and local governments	5,372	0.2	15,355	0.4	15,693	0.4
Total	$3,313,452	100.0%	$3,564,562	100.0%	$3,681,990	100.0%

Revenue from DoD customers decreased 14.0 percent, or $361.0 million, to $2.2 billion for FY2015 as compared to FY2014.  This decrease was attributable primarily to lower subcontractor costs and ODCs resulting from the drawdown in Southwest Asia and federal government budget-related activities.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems. DoD revenue also includes work with the U.S. Navy, and other DoD agencies.

Revenue from DoD customers decreased 5.7 percent, or $157.1 million, to $2.6 billion for FY2014 as compared to FY2013.  This decrease was attributable primarily to lower ODCs as a result of both the draw down in Afghanistan and sequestration-related reductions, the government shut down which occurred between October 1 and October 16, 2013 and resulted in a reduction of approximately $13.0 million of revenue.

Revenue from federal civilian agencies increased 15.1 percent, or $116.5 million, to $888.2 million during FY2015 as compared to FY2014.  This increase was primarily attributable to the Six3 Systems acquisition completed during November 2013, growth in our Office of Personnel Management (OPM) contract and other new business.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Revenue from federal civilian agencies increased 4.1 percent, or $30.6 million, to $771.7 million during FY2014 as compared to FY2013.  This increase is attributable to recent acquisitions as well as growth in certain on-going federal civilian agency programs.

Commercial and other revenue increased 1.7 percent, or $3.3 million, to $202.9 million in FY2015 as compared to FY2014. Commercial revenue is derived from both international and domestic operations. In FY2015, international operations accounted for 71.3 percent, or $144.6 million, of the total commercial revenue, while domestic operations accounted for 28.7 percent, or $58.3 million.

Commercial and other revenue increased 4.9 percent, or $9.4 million, to $199.5 million in FY2014 as compared to FY2013. Commercial revenue is derived from both international and domestic operations. In FY2014, international operations accounted for 71.7 percent, or $143.0 million, of the total commercial revenue, while domestic operations accounted for 28.3 percent, or $56.5 million.

Revenue from state and local governments decreased by 65.0 percent, or $10.0 million during FY2015, as compared to FY2014 which was due to the completion of several local government system support contracts.  In FY2014 as compared to FY2013, revenue from state and local governments increased by 2.2 percent, or $0.3 million. Revenue from state and local governments represented less than one percent of our total revenue in each of FY2015, FY2014, and FY2013.

Income from Operations

Income from operations decreased 8.2 percent or $21.0 million in FY2015 as compared to FY2014.  Our operating margin was 7.1 percent, down from 7.2 percent during the same period from a year ago.  This decrease in income from operations was primarily due to the startup and ramp up costs related to our growth in the OPM contract and the general federal government budget-related reduction activities. Income from operations decreased 5.0 percent or $13.4 million in FY2014 as compared to FY2013.  Our operating margin in FY2014 of 7.2 percent decreased from 7.4 percent in FY2013. This decrease in margin was primarily attributable to acquisition-related costs and the amortization of intangibles acquired in the Six3 Systems acquisition plus one-time expenses associated with the acquisition of Six3 Systems.

During the fiscal years ended June 30, 2015, 2014, and 2013, as a percentage of revenue, total direct costs were 66.2 percent, 68.1 percent, and 68.8 percent, respectively.  Direct costs include direct labor and ODCs, which include, among other costs, subcontracted labor and materials along with equipment purchases and travel expenses.  ODCs, which are common in our industry, typically are incurred in response to specific customer tasks and may vary from period to period.

The single largest component of direct costs, direct labor, was $1.1 billion, $1.0 billion and $1.0 billion in FY2015, FY2014, and FY2013, respectively. ODCs were $1.1 billion, $1.4 billion, and $1.5 billion in FY2015, FY2014, and FY2013, respectively. This decrease in ODCs from FY2014 to FY2015 was primarily driven by certain contracts reaching their normal end-of-life, decreases in subcontractor costs and ODCs as a result of the drawdown in Southwest Asia and federal government budget-related reduction activities.  The decrease from FY2013 to FY2014 was primarily driven by the October 2013 government shutdown and reductions in ODCs in Afghanistan related material purchases and subcontract labor.

Indirect costs and selling expenses which include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor and other discretionary expenses, increased $1.9 million or 0.2 percent in FY2015 as compared to FY2014.  This increase in indirect cost and selling expenses is due primarily to fringe benefit costs related to increased direct labor and startup costs for growth in the OPM contract.  Indirect costs and selling expenses decreased $6.0 million or 0.7 percent in FY2014 as compared to FY2013.  The decrease is primarily attributable to cost reduction activities that were implemented in the second half of FY2013 and during FY2014.  Indirect cost and selling expenses in FY2014 included $11.7 million of expenses associated with the acquisition of Six3 Systems including $4.2 million of expenses associated with retention bonuses that are part of the agreements we have with certain Six3 Systems executives.  In addition, indirect costs for FY2014 included $4.1 million loss on extinguishment of indebtedness.  As a percentage of revenue indirect costs and selling expenses were 24.7 percent, 22.9 percent and 22.3 percent for FY2015, FY2014 and FY2013, respectively.

Depreciation and amortization expense increased $0.9 million, or 1.4 percent, in FY2015 as compared to FY2014. The increase was primarily attributable to amortization of intangible assets associated with the Six3 Systems acquisition offset by decreased amortization of intangibles on prior years’ acquisitions.  In FY2014 as compared to FY2013, depreciation and amortization expense increased $11.1 million, or 20.5 percent.  The increase was attributable to amortization of intangible assets associated with the Six3 Systems acquisition.

Net interest expense and other decreased $3.4 million, or 8.9 percent, in FY2015 as compared to FY2014.  This decrease to interest expense and other net was attributable to decreased interest expense on our Convertible Notes which matured May 2014 offset by higher interest related to higher outstanding debt primarily attributable to the Six3 Systems acquisition.  Net interest expense and other increased $12.3 million, or 47.8 percent, in FY2014 as compared to FY2013 primarily as a result of additional indebtedness incurred in connection with the Six3 Systems acquisition.

The effective income tax rates in FY2015, FY2014, and FY2013, were 37.4 percent, 38.1 percent, and 37.8 percent, respectively. The tax rate in each year was positively impacted by tax benefits related to deductions claimed for income from qualified domestic production activities and non-taxable gains on assets invested in corporate-owned life insurance (COLI) policies.  For the year ended June 30, 2015, the tax rate was also favorably affected by the reinstatement of the work opportunity tax credit benefit and reversal of tax reserves resulting from the lapse of a statute of limitations.  The effective tax rate for the year ended June 30, 2014 was negatively impacted by non-deductible acquisition related expenses incurred in the acquisition of Six3 Systems.

Effects of Inflation

During FY2015, 46.3 percent of our business was conducted under cost-reimbursable contracts which automatically adjust revenue to cover costs that are affected by inflation.  18.1 percent of our revenue was earned under T&M contracts, where labor rates for many of the services provided are often fixed for several years. Under certain T&M contracts containing IDIQ procurement arrangements, we adjust labor rates annually as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our T&M and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $223.2 million, $198.6 million and $249.3 million for the years ended June 30, 2015, 2014 and 2013, respectively.

The Credit Facility is a $1,681.3 million credit facility, which includes a $850.0 million revolving credit facility (the Revolving Facility), and a $831.3 million term loan (the Term Loan).  The Revolving Facility has subfacilities of $75.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  At June 30, 2015, $779.3 million was outstanding under the Term Loan, $295.0 million was outstanding under the Revolving Facility, we had no borrowings on the swing line and a $0.5 million letter of credit was outstanding.  As of June 30, 2015, the Credit Facility had an accordion feature that would allow the facility to be expanded in an aggregate amount of up to the sum of $400.0 million plus an amount such that the Consolidated Senior Secured Leverage Ratio would not be greater than 2.75:1.0.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $9.7 million through June 30, 2018 and $19.5 million thereafter until the balance is due in full on June 1, 2020.

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

On May 21, 2015, we entered into a seventh amendment to the Credit Facility which amended the definition of change of control with relation to the composition of the Board of Directors.

Cash and cash equivalents were $35.4 million and $64.5 million as of June 30, 2015 and 2014, respectively. Our operating cash flow was $223.2 million for FY2015, compared to $198.6 million for the same period a year ago. Days-sales outstanding were 60 and 59 at June 30, 2015 and 2014, respectively.

We used $31.4 million and $851.7 million of cash in investing activities during FY2015 and FY2014, respectively. During the twelve months ended June 30, 2015 we paid $15.0 million for business acquisitions, as compared to $839.1 million during the same period a year ago.  Purchases of office and computer related equipment of $17.4 million and $15.3 million in FY2015 and FY2014, respectively, accounted for a majority of the remaining funds used in investing activities. Generally, we have relatively low capital expenditure requirements for our business, and expect these expenditures in the coming years to remain consistent with the levels reported in FY2015.

Cash flows used in financing activities were $218.9 million during FY2015 while cash provided by financing activities was $651.5 million during FY2014. During the year ended June 30, 2015, we had net repayments of borrowings of $213.5 million under our Credit Facility.  During FY2014 we had net borrowings of $660.9 million which were primarily used to finance the Six3 Systems acquisition.  Cash flows from financing activities benefited from proceeds received from the exercise of stock options and purchases of stock under the CACI International Inc Employee Stock Purchase Plan (ESPP). Proceeds from these activities totaled $4.0 million and $3.5 million during FY2015 and FY2014, respectively.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements related to the lease of all of our current office and warehouse facilities. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue leasing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of June 30, 2015, we had an outstanding letter of credit of $0.5 million. We have no other material off-balance sheet financing arrangements.

The following table summarizes our contractual obligations as of June 30, 2015 that require us to make future cash payments:

	Payments Due By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(amounts in thousands)
Contractual obligations (1):
Bank credit facility-term loan (2)	$779,297	$38,965	$77,930	$662,402	$—
Interest Payments (5)	94,963	24,284	44,692	25,987	—
Bank credit facility-revolver loan (2)	295,000	—	—	295,000	—
Operating leases (3)	208,334	47,178	71,500	52,727	36,929
Other long-term liabilities reflected on our balance sheet under generally accepted accounting principles (GAAP)
Deferred compensation (4)	82,726	5,866	8,842	5,976	62,042
Total	$1,460,320	$116,293	$202,964	$1,042,092	$98,971

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

(2)	See Note 13 to our consolidated financial statements for additional information regarding debt and related matters.
(3)	See Note 14 to our consolidated financial statements for additional information regarding operating lease commitments.
(4)	This liability is substantially offset by COLI held by the Company to fund the payment of the liability to the plan participant. See Note 20 to our consolidated financial statements.
(5)

Interest payments are estimated through the maturity date of the Term Loan.  Variable rate interest obligations are estimated based on rates as of June 30, 2015.  Interest payments under the Revolving Facility have been excluded because a reasonable estimate of the timing and amount of cash out flows cannot be determined.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $600 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the twelve months ended June 30, 2015 would have fluctuated by approximately $7.2 million.

Approximately 4.4 percent and 4.0 percent of our total revenue in FY2015 and FY2014, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of June 30, 2015, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $24.3 million. Although these balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to reinvest earnings from our foreign subsidiaries.  This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

We maintain disclosure controls and procedures, as defined in the Exchange Act Ruling 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2015. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

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

With the participation of our CEO and CFO, we performed an evaluation of the effectiveness of the internal control over financial reporting to comply with the rules on internal control over financial reporting issued pursuant to the Sarbanes-Oxley Act of 2002. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on the evaluation procedures, our management, including the CEO and CFO, concluded that, as of June 30, 2015, our internal control over financial reporting was effective based on those criteria. In addition, our independent registered public accounting firm evaluated the effectiveness of our internal control over financial reporting. Management’s report on the effectiveness of internal control over financial reporting, and the independent auditors’ report on internal control over financial reporting, are included in Part IV of this report.

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

Item 10. Officers, Directors and Executive Officers of the Registrant

Except for the specific disclosures below, the information required by this Item 10 is included under the headings “Executive Officers” and “Corporate Governance” in our 2015 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2015 (2015 Proxy Statement) and is incorporated by reference.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. That code, our Standards of Ethics and Business Conduct, is posted in the “Investors Relations/Corporate Governance” section of our website at www.caci.com and a printed copy of such code will be furnished free of charge to any shareholder who requests a copy.

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

Item 11. Executive Compensation

The information required by this Item 11 will be incorporated herein by reference to the Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners And Management

The information required by this Item 12 will be incorporated herein by reference to the Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 will be incorporated herein by reference to the Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be incorporated herein by reference to the Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report
1.	Financial Statements
A.	Report of Management on Internal Control Over Financial Reporting
B.	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
C.	Report of Independent Registered Public Accounting Firm
D.	Consolidated Statements of Operations for the fiscal years ended June 30, 2015, 2014 and 2013
E.	Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2015, 2014 and 2013
F.	Consolidated Balance Sheets as of June 30, 2015 and 2014
G.	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2015, 2014 and 2013
H.	Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2015, 2014 and 2013
I.	Notes to Consolidated Financial Statements
2.	Supplementary Financial Data

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2015, 2014 and 2013

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 20, 2014.		8-K	March 25, 2014	3.1

4.1	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Morgan Stanley & Co. International plc, as amended May 11, 2007.		8-K	May 16, 2007	4.4

4.2	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and J.P. Morgan Chase Bank, National Association, as amended May 11, 2007		8-K	May 16, 2007	4.6

4.3	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Bank of America, N.A., as amended May 11, 2007.		8-K	May 16, 2007	4.8

10.1	The 2002 Employee Stock Purchase Plan of CACI International Inc, as amended.*		Def 14A	October 3, 2013	Appendix A

10.2	Amended and Restated Management Stock Purchase Plan of CACI International Inc.*		10-K	August 27, 2008	10.5

10.3	Amended and Restated Employment Agreement dated July 1, 2007 between J.P. London and CACI International Inc.*		10-K	August 29, 2007	10.21

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.4	Severance Compensation Agreement dated October 1, 2007 between Thomas A. Mutryn and CACI International Inc.*		S-1/A	October 9, 2007	10.25

10.5	Severance Compensation Agreement dated June 16, 2008 between Gregory R. Bradford and CACI International Inc.*		10-K	August 27, 2008	10.23

10.6	CACI International Inc 2006 Stock Incentive Plan, as amended and restated.*		Def 14A	October 6, 2011	Appendix A

10.7	Form of Performance Restricted Stock Unit Grant Agreement for Grantees Who are Grandfathered Executives.*		S-8	February 4, 2009	10.2

10.8	Form of Performance Restricted Stock Unit Grant Agreement for Grantees who are Not Eligible for Grandfathered Retirement.*		S-8	February 4, 2009	10.3

10.9	Form of Restricted Stock Unit Grant Agreement for Grantees Who are Not Eligible for Grandfathered Retirement.*		S-8	February 4, 2009	10.5

10.10	Form of Stock-Settled Stock Appreciation Rights Grant Agreement.*		S-8	February 4, 2009	10.6

10.11	Amendment to the CACI International Inc Management Stock Purchase Plan dated June 23, 2010.*		10-K	August 25, 2010	10.34

10.12	Credit Agreement by and among CACI International Inc as borrower; Bank of America, N.A. as administrative agent, swing line lender and L/C issuer; JP Morgan Chase Bank, N.A., as syndication agent; and each of the lenders named therein.		8-K	October 27, 2010	10.1

10.13	Form of Performance Restricted Stock Unit Grant Agreement between CACI International Inc and certain employees.*		10-Q	February 4, 2011	10.2

10.14	Form of CACI International Inc 2006 Stock Incentive Plan Restricted Stock Unit (RSU) Grant Agreement.*		10-Q	May 6, 2011	10.1

10.15	Amendment dated May 17, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 19, 2011	10.2

10.16	Form of Non-Employee Director Restricted Stock Unit Grant Agreement.*		10-K	August 29, 2011	10.30

10.17	Amendment dated November 18, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 22, 2011	10.3

10.18	Form of Restricted Stock Unit (RSU) Agreement under CACI International Inc Management Stock Purchase Plan.*		S-8	February 6, 2012	10.13

10.19	Form of Performance RSU Grant Agreement under CACI International Inc 2006 Stock Incentive Plan.*		S-8	February 6, 2012	10.14

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.20	Form of Stock Grant Agreement under CACI International Inc Director Stock Purchase Plan.*		S-8	February 6, 2012	10.15

10.21	Amended and Restated Director Stock Purchase Plan of CACI International Inc.*		10-Q	May 4, 2012	10.1

10.22	Severance Compensation Agreement dated July 1, 2012 between John S. Mengucci and CACI International Inc.*		10-K	August 28, 2012	10.38

10.23	Lender Joinder and Increase Agreement dated as of October 26, 2012 between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	October 31, 2012	10.4

10.24	Amendment dated August 6, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	August 12, 2013	10.4

10.25	Employment Agreement dated February 20, 2013 between Kenneth Asbury and CACI International Inc*		10-K	August 27, 2013	10.40

10.26	Agreement and Plan of Merger by and among Six3 Systems Holdings, LLC, as Stockholder Representative, Six3 Systems Holdings II, Inc., CACI International Inc, CACI, Inc.-FEDERAL, and CACI Acquisition II, Inc., dated October 8, 2013.		10-Q	November 1, 2013	10.1

10.27	Amendment dated October 31, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 5, 2013	10.5

10.28	Amendment dated November 15, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 18, 2013	10.6

10.29	Amendment dated April 22, 2015 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	April 28, 2015	10.7

10.30	Amendment dated May 21, 2015 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 27, 2015	10.8

21.1	Significant Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101

The following materials from the CACI International Inc Annual Report on Form 10-K for the year ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Operations for the years ended June 30, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended June 30, 2015, 2014 and 2013, (iii) Consolidated Balance Sheets as of June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2015, 2014 and 2013, (v) Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.**

*	Denotes a management contract, compensatory plan, or arrangement.
**	Submitted electronically herewith.

Report of Management on Internal Control Over Financial Reporting

August 21, 2015

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2015.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included herein and has reported on the Company’s internal control over financial reporting as of June 30, 2015.

/s/ Kenneth Asbury	/s/ Thomas A. Mutryn
Kenneth Asbury	Thomas A. Mutryn
President and	Executive Vice President and
Chief Executive Officer and Director	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CACI International Inc

We have audited CACI International Inc’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CACI International Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CACI International Inc maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CACI International Inc as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2015 of CACI International Inc, and our report dated August 21, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 21, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CACI International Inc

We have audited the accompanying consolidated balance sheets of CACI International Inc as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CACI International Inc at June 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CACI International Inc’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 21, 2015, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 21, 2015

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Fiscal year ended June 30,
	2015	2014	2013
Revenue	$3,313,452	$3,564,562	$3,681,990
Costs of revenue:
Direct costs	2,193,585	2,426,520	2,535,606
Indirect costs and selling expenses	817,403	815,458	821,465
Depreciation and amortization	66,083	65,181	54,078
Total costs of revenue	3,077,071	3,307,159	3,411,149
Income from operations	236,381	257,403	270,841
Interest expense and other, net	34,758	38,158	25,818
Income before income taxes	201,623	219,245	245,023
Income taxes	75,327	83,326	92,347
Net income	126,296	135,919	152,676
Noncontrolling interest	(101)	(603)	(987)
Net income attributable to CACI	$126,195	$135,316	$151,689
Basic earnings per share	$5.27	$5.78	$6.59
Diluted earnings per share	$5.17	$5.38	$6.35
Weighted-average basic shares outstanding	23,948	23,429	23,010
Weighted-average diluted shares outstanding	24,388	25,155	23,885

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Fiscal year ended June 30,
	2015	2014	2013
Net income	$126,296	$135,919	$152,676
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(11,943)	13,333	(2,567)
Effects of post-retirement adjustments	(237)	(257)	324
Change in fair value of interest rate swap agreements	(2,398)	(3,643)	262
Other comprehensive (loss) income, net of tax	(14,578)	9,433	(1,981)
Comprehensive income	111,718	145,352	150,695
Noncontrolling interest	(101)	(603)	(987)
Comprehensive income attributable to CACI	$111,617	$144,749	$149,708

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$35,364	$64,461
Accounts receivable, net	596,155	615,580
Deferred income taxes	10,350	22,694
Prepaid expenses and other current assets	34,591	33,114
Total current assets	676,460	735,849
Goodwill	2,189,816	2,188,569
Intangible assets, net	195,182	230,410
Property and equipment, net	63,689	68,485
Supplemental retirement savings plan assets	89,012	88,465
Accounts receivable, long-term	8,188	8,714
Other long-term assets	34,769	38,646
Total assets	$3,257,116	$3,359,138
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$38,965	$41,563
Accounts payable	56,840	55,811
Accrued compensation and benefits	185,830	183,361
Other accrued expenses and current liabilities	118,046	141,852
Total current liabilities	399,681	422,587
Long-term debt, net of current portion	1,029,335	1,238,728
Supplemental retirement savings plan obligations, net of current portion	76,860	77,457
Deferred income taxes	210,587	197,847
Other long-term liabilities	60,381	63,353
Total liabilities	1,776,844	1,999,972
Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized; 41,622 issued and 24,184 outstanding at June 30, 2015 and 41,441 issued and 23,500 outstanding at June 30, 2014	4,162	4,144
Additional paid-in capital	547,979	537,334
Retained earnings	1,519,149	1,392,954
Accumulated other comprehensive loss	(14,960)	(382)
Treasury stock, at cost (17,438 and 17,941 shares, respectively)	(576,193)	(577,167)
Total CACI shareholders’ equity	1,480,137	1,356,883
Noncontrolling interest	135	2,283
Total shareholders’ equity	1,480,272	1,359,166
Total liabilities and shareholders’ equity	$3,257,116	$3,359,138

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal year ended June 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$126,296	$135,919	$152,676
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	66,083	65,181	54,078
Non-cash interest expense	—	11,421	12,868
Amortization of deferred financing costs	2,639	2,940	2,073
Loss on extinguishment of debt	272	4,116	—
Stock-based compensation expense	14,072	11,557	8,832
Deferred income tax expense	27,022	15,559	31,102
Equity in earnings of unconsolidated joint ventures	(874)	(1,656)	(2,620)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	18,889	91,010	32,265
Prepaid expenses and other assets	(2,057)	(4,666)	(6,112)
Accounts payable and other accrued expenses	(21,484)	(119,997)	(5,750)
Accrued compensation and benefits	2,776	(20,416)	(23,744)
Income taxes payable and receivable	(3,630)	6,710	(17,188)
Deferred rent	(4,323)	(1,151)	(2,861)
Supplemental retirement savings plan obligations and other long-term liabilities	(2,466)	2,116	13,712
Net cash provided by operating activities	223,215	198,643	249,331
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(17,444)	(15,279)	(15,439)
Cash paid for business acquisitions, net of cash acquired	(14,972)	(839,050)	(107,021)
Net investments in unconsolidated joint ventures	391	3,550	(838)
Other	629	(876)	(4,119)
Net cash used in investing activities	(31,396)	(851,655)	(127,417)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities, net of financing costs	438,969	1,577,000	838,000
Principal payments made under bank credit facilities	(650,141)	(902,781)	(790,500)
Payment of financing costs under bank credit facilities	(2,279)	(13,369)	(612)
Payment of contingent consideration	—	(3,294)	(3,187)
Proceeds from employee stock purchase plans	3,287	3,527	4,505
Proceeds from exercise of stock options	691	—	13,050
Repurchases of common stock	(3,400)	(3,653)	(127,529)
Payment of taxes for equity transactions	(7,378)	(9,764)	(7,605)
Other	1,390	3,836	853
Net cash (used in) provided by financing activities	(218,861)	651,502	(73,025)
Effect of exchange rate changes on cash and cash equivalents	(2,055)	1,634	(292)
Net (decrease) increase in cash and cash equivalents	(29,097)	124	48,597
Cash and cash equivalents, beginning of year	64,461	64,337	15,740
Cash and cash equivalents, end of year	$35,364	$64,461	$64,337
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds	$45,068	$52,268	$76,573
Cash paid for interest	$33,491	$23,877	$13,429
Non-cash financing and investing activities:
Accrued capital expenditures	1,349	—	—
Landlord-financed leasehold improvements	$—	$2,190	$3,030

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, June 30, 2012	—	$—	40,626	$4,062	$525,121	$1,105,949	$(7,834)	15,988	$(465,303)	$1,161,995	$2,450	$1,164,445
Net income attributable to CACI	—	—	—	—	—	151,689	—	—	—	151,689	—	151,689
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	987	987
Stock-based compensation expense	—	—	—	—	8,832	—	—	—	—	8,832	—	8,832
Exercise of stock options and vesting of restricted stock units	—	—	546	55	(5,191)	—	—	—	—	(5,136)	—	(5,136)
Change in fair value of interest rate swap agreements, net	—	—	—	—	—	—	262	—	—	262	—	262
Currency translation adjustment	—	—	—	—	—	—	(2,567)	—	—	(2,567)	—	(2,567)
Repurchases of common stock	—	—	—	—	—	—	—	2,059	(115,201)	(115,201)	—	(115,201)
Treasury stock issued under stock purchase plans	—	—	—	—	1,392	—	—	(97)	3,313	4,705	—	4,705
Post-retirement benefit costs	—	—	—	—	—	—	324	—	—	324	—	324
Net distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(768)	(768)
BALANCE, June 30, 2013	—	—	41,172	4,117	530,154	1,257,638	(9,815)	17,950	(577,191)	1,204,903	2,669	1,207,572
Net income attributable to CACI	—	—	—	—	—	135,316	—	—	—	135,316	—	135,316
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	603	603
Stock-based compensation expense	—	—	—	—	11,557	—	—	—	—	11,557	—	11,557
Exercise of stock options and vesting of restricted stock units	—	—	269	27	(4,414)	—	—	—	—	(4,387)	—	(4,387)
Change in fair value of interest rate swap agreements, net	—	—	—	—	—	—	(3,643)	—	—	(3,643)	—	(3,643)
Currency translation adjustment	—	—	—	—	—	—	13,333	—	—	13,333	—	13,333
Repurchases of common stock	—	—	—	—	—	—	—	53	(3,495)	(3,495)	—	(3,495)
Acquisition of common stock from call option	—	—	—	—	106,799	—	—	1,431	(106,799)	—	—	—
Treasury stock issued for conversion of the Convertible Notes	—	—	—	—	(106,799)	—	—	(1,431)	106,799	—	—	—
Treasury stock issued under stock purchase plans	—	—	—	—	37	—	—	(62)	3,519	3,556	—	3,556
Post-retirement benefit costs	—	—	—	—	—	—	(257)	—	—	(257)	—	(257)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(989)	(989)
BALANCE, June 30, 2014	—	—	41,441	4,144	537,334	1,392,954	(382)	17,941	(577,167)	1,356,883	2,283	1,359,166
Net income attributable to CACI	—	—	—	—	—	126,195	—	—	—	126,195	—	126,195
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	101	101
Stock-based compensation expense	—	—	—	—	14,072	—	—	—	—	14,072	—	14,072
Exercise of stock options and vesting of restricted stock units	—	—	181	18	(2,862)	—	—	—	—	(2,844)	—	(2,844)
Lapse of statute of limitations for uncertain tax position	—	—	—	—	438	—	—	—	—	438	—	438
Change in fair value of interest rate swap agreements, net	—	—	—	—	—	—	(2,398)	—	—	(2,398)	—	(2,398)
Currency translation adjustment	—	—	—	—	—	—	(11,943)	—	—	(11,943)	—	(11,943)
Repurchases of common stock	—	—	—	—	(158)	—	—	44	(3,242)	(3,400)	—	(3,400)
Treasury stock issued upon settlement of warrants	—	—	—	—	(973)	—	—	(498)	964	(9)	—	(9)
Treasury stock issued under stock purchase plans	—	—	—	—	128	—	—	(49)	3,252	3,380	—	3,380
Post-retirement benefit costs	—	—	—	—	—	—	(237)	—	—	(237)	—	(237)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(2,249)	(2,249)
BALANCE, June 30, 2015	—	$—	41,622	$4,162	$547,979	$1,519,149	$(14,960)	17,438	$(576,193)	$1,480,137	$135	$1,480,272

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Business Activities

CACI International Inc, along with its wholly-owned subsidiaries and joint ventures that are more than 50 percent owned or otherwise controlled by it (collectively, the Company), is an international information solutions and services provider to its customers, primarily the U.S. government. Other customers include state and local governments, commercial enterprises and agencies of foreign governments.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

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

The Company’s fixed price-completion contracts which involve the design and development of complex customer systems are within the scope of ASC 605-35. Revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs. For fixed price-completion contracts that are not within the scope of ASC 605-35, revenue is generally recognized over the period when services are provided.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the customer, communications with the customer regarding funding status, and its knowledge of available funding for the contract or program.

The Company’s U.S. government contracts comprise 93.7 and 94.0 percent of total revenue in the year ended June 30, 2015 and 2014, respectively and are subject to subsequent government audit of direct and indirect costs. Incurred cost audits have been completed through June 30, 2008. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet started or completed.

Costs of Revenue

Costs of revenue include all direct contract costs including subcontractor costs, as well as indirect overhead costs and selling, general and administrative expenses that are allowable and allocable to contracts under federal procurement standards. Costs of revenue also include costs and expenses that are unallowable under applicable procurement standards, and are not allocable to contracts for billing purposes. Such costs and expenses do not directly generate revenue, but are necessary for business operations.

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

The Company evaluates goodwill as of the first day of the fourth quarter.  In addition, the Company will perform interim impairment testing should circumstances requiring it arise.  The Company completed its annual goodwill assessment as of April 1, 2015 and no impairment charge was necessary as a result of this assessment.

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

A Rabbi Trust is a grantor trust established to fund compensation for a select group of management. The assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. The assets held by the Rabbi Trust are invested in corporate owned life insurance (COLI) products. The COLI products are recorded at cash surrender value in the consolidated financial statements as supplemental retirement savings plan assets. The amounts due to participants are based on contributions, participant investment elections, and other participant activity and are recorded as supplemental retirement savings plan obligations.

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

The fair value of the Company’s debt under its bank credit facility approximates its carrying value at June 30, 2015. The fair value of the Company’s debt under its bank credit facility was estimated using market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, and gains and losses that under U.S. GAAP are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income consist of foreign currency translation adjustments; the changes in the fair value of interest rate swap agreements, net of tax of $1.6 million for the year ended June 30, 2015; and differences between actual amounts and estimates based on actuarial assumptions and the effect of changes in actuarial assumptions made under the Company’s post-retirement benefit plans, net of tax (see Note 15).

As of June 30, 2015 and 2014, accumulated other comprehensive income included a loss of $6.7 million and a gain of $5.2 million, respectively, related to foreign currency translation adjustments, a loss of $7.1 million and $4.7 million, respectively, related to the fair value of its interest rate swap agreements, and a loss of $1.2 million and $0.9 million, respectively, related to unrecognized post-retirement costs.

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

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under the new standard, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in the ASU is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2015.  This ASU is not expected to have a material effect on the Company’s consolidated financial statements.

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

On July 9, 2015, the FASB approved a one-year deferral of the effective date of the standard to annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017, using either a full retrospective approach or a modified approach. Early adoption up to the original effective date is permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-09 may have on the Company’s consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. ACQUISITIONS

Year Ended June 30, 2015

On April 1, 2015, CACI acquired 100 percent of the outstanding shares of LTC Engineering Associates, Inc. (LTC) for a purchase price of $16.0 million.

Headquartered in Florida, LTC employs approximately 50 associates.  LTC is a highly specialized provider of technical engineering solutions and services to the intelligence and DoD communities in the areas of software engineering, cybersecurity, signals intelligence, communications intelligence, and digital signals processing. This acquisition expands our capabilities in our C4ISR, intelligence, and cyber market areas and complements our 2013 acquisition of Six3 Systems, Inc.  CACI recorded $8.9 million of goodwill and $4.8 million of intangible assets related to customer relationships associated with this acquisition.

Year Ended June 30, 2014

On November 15, 2013, CACI acquired 100 percent of the outstanding shares of Six3 Systems.  Six3 Systems provides highly specialized support to the national security community in the areas of cyber and signals intelligence; intelligence, surveillance, and reconnaissance; and intelligence operations.  The acquisition expanded CACI’s high-growth Cyberspace market, as well as built on CACI’s capabilities in its high-volume C4ISR and Intelligence markets.  In connection with the acquisition, on November 15, 2013, CACI entered into a fifth amendment (the Amendment) to its credit agreement dated as of October 21, 2010 (the Credit Agreement).  The Amendment modified the Credit Agreement to allow for the incurrence of $700 million in additional term loans and a $100 million increase in the revolving facility to finance the acquisition of Six3 Systems.

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

NOTE 5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (cost approximates fair value) (in thousands):

	June 30,
	2015	2014
Cash	$31,768	$62,560
Money market funds	3,596	1,901
Total cash and cash equivalents	$35,364	$64,461

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. ACCOUNTS RECEIVABLE

Total accounts receivable, net of allowance for doubtful accounts of $3.2 million and $3.7 million at June 30, 2015 and 2014, respectively, consisted of the following (in thousands):

	June 30,
	2015	2014
Billed receivables	$444,869	$473,527
Billable receivables at end of period	102,796	84,784
Unbilled receivables pending receipt of contractual documents authorizing billing	48,490	57,269
Total accounts receivable, current	596,155	615,580
Unbilled receivables, retainages and fee withholdings expected to be billed beyond the next 12 months	8,188	8,714
Total accounts receivable	$604,343	$624,294

NOTE 7. GOODWILL

The changes in the carrying amount of goodwill for the years ended June 30, 2015 and 2014 are as follows (in thousands):

Balance at June 30, 2013	$1,476,965
Goodwill acquired	702,747
Foreign currency translation	8,857
Balance at June 30, 2014	$2,188,569
Goodwill acquired	8,946
Foreign currency translation	(7,699)
Balance at June 30, 2015	$2,189,816

The FY2015 additions to goodwill are due to the fourth quarter acquisition of LTC and the FY2014 additions to goodwill are due to the acquisition of Six3 Systems.  See Note 4 for additional information.

NOTE 8. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30,
	2015	2014
Intangible assets
Customer contracts and related customer relationships	$520,213	$516,973
Acquired technologies	27,177	27,177
Covenants not to compete	3,417	3,472
Other	1,581	1,601
Intangible assets	552,388	549,223
Less accumulated amortization
Customer contracts and related customer relationships	(328,217)	(291,583)
Acquired technologies	(24,728)	(23,119)
Covenants not to compete	(3,241)	(3,131)
Other	(1,020)	(980)
Accumulated amortization	(357,206)	(318,813)
Total intangible assets, net	$195,182	$230,410

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years. The weighted-average period of amortization for customer contracts and related customer relationships as of June 30, 2015 is 13.3 years, and the weighted-average remaining period of amortization is 11.0 years. The weighted-average period of amortization for acquired technologies as of June 30, 2015 is 10.0 years, and the weighted-average remaining period of amortization is 4.6 years.

Amortization expense for the years ended June 30, 2015, 2014 and 2013 was $39.5 million, $38.6 million, and $30.5 million, respectively. Expected amortization expense for each of the fiscal years through June 30, 2020 and for years thereafter is as follows (in thousands):

Amount
Year ending June 30, 2016	$33,139
Year ending June 30, 2017	29,810
Year ending June 30, 2018	25,752
Year ending June 30, 2019	21,293
Year ending June 30, 2020	17,375
Thereafter	67,813
Total intangible assets, net	$195,182

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,
	2015	2014
Equipment and furniture	$107,098	$99,144
Leasehold improvements	79,508	80,412
Property and equipment, at cost	186,606	179,556
Less accumulated depreciation and amortization	(122,917)	(111,071)
Total property and equipment, net	$63,689	$68,485

Depreciation expense, including amortization of leasehold improvements, was $22.7 million, $22.7 million and $21.1 million for the years ended June 30, 2015, 2014 and 2013, respectively.

NOTE 10. CAPITALIZED EXTERNAL SOFTWARE DEVELOPMENT COSTS

A summary of changes in capitalized external software development costs, including costs capitalized and amortized during each of the years in the three-year period ended June 30, 2015, is as follows (in thousands):

	Year ended June 30,
	2015	2014	2013
Capitalized software development costs, beginning of year	$16,594	$12,742	$6,448
Costs capitalized	2,572	7,742	8,842
Amortization	(3,911)	(3,890)	(2,548)
Capitalized software development costs, end of year	$15,255	$16,594	$12,742

Capitalized software development costs are presented within other current assets and other long-term assets in the accompanying consolidated balance sheets.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following (in thousands):

	June 30,
	2015	2014
Accrued salaries and withholdings	$97,513	$100,503
Accrued leave	66,162	63,392
Accrued fringe benefits	22,155	19,466
Total accrued compensation and benefits	$185,830	$183,361

NOTE 12. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following (in thousands):

	June 30,
	2015	2014
Vendor obligations	$76,729	$88,617
Deferred revenue	25,898	33,584
Other	15,419	19,651
Total other accrued expenses and current liabilities	$118,046	$141,852

NOTE 13. LONG TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,
	2015	2014
Bank credit facility – term loans	$779,297	$810,469
Bank credit facility – revolver loans	295,000	475,000
Principal amount of long-term debt	1,074,297	1,285,469
Less unamortized debt issuance costs	(5,997)	(5,178)
Total long-term debt	1,068,300	1,280,291
Less current portion	(38,965)	(41,563)
Long-term debt, net of current portion	$1,029,335	$1,238,728

Bank Credit Facility

The Company has a $1,681.3 million credit facility (the Credit Facility), which consists of an $850.0 million revolving credit facility (the Revolving Facility) and an $831.3 million term loan (the Term Loan). The Revolving Facility has subfacilities of $75.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $400.0 million or an amount subject to 2.75 times senior secured leverage, calculated assuming the Revolving Facility is fully drawn, with applicable lender approvals.  The Credit Facility is available to refinance existing indebtedness and for general corporate purposes, including working capital expenses and capital expenditures.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Credit Facility was amended on November 15, 2013 in connection with the Company’s acquisition of Six3 Systems.  See Note 4.  Prior to the amendment, the Credit Facility consisted of a $750.0 million revolving credit facility and a $150.0 million term loan.  In connection with the amendment, which allowed for the incurrence of $700.0 million of additional term loans and a $100.0 million increase in the Revolving Facility, the Company evaluated each creditor with ownership in the debt before and after the additional borrowings to determine whether the additional borrowings should be accounted for as a modification or an extinguishment of debt as it relates to each individual holder.  As a result of this analysis, the Company recorded a $4.1 million loss on extinguishment within indirect costs and selling expenses in the three month period ended December 31, 2013.  The Credit Facility was also amended on April 22, 2015, primarily to (i) extend the maturity of the Term Loan and Revolving Facility to June 1, 2020; (ii) revise the consolidated senior secured leverage ratio; and (iii) revise the amortization of the principal amount of the Term Loan to reflect the current Team Loan balance and extended maturity. Based on the change in creditor ownership and the aforementioned amendment, the Company recorded a $0.3 million loss on extinguishment in the fourth quarter of FY15.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $850.0 million. As of June 30, 2015, the Company had $295.0 million outstanding under the Revolving Facility, no borrowings on the swing line and outstanding letters of credit of $0.5 million.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $9.7 million through June 30, 2018 and $19.5 million thereafter until the balance is due in full on June 1, 2020. As of June 30, 2015, the Company had $779.3 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of June 30, 2015, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.89 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of June 30, 2015, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

The Company has capitalized $11.3 million of debt issuance costs associated with the Credit Facility as of the April 22, 2015 amendment. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. As of June 30, 2015, $6.0 million of the unamortized balance is included in long-term debt and $4.7 million is included in other long-term assets.

On May 21, 2015, we entered into a seventh amendment to the Credit Facility which amended the definition of change of control with relation to the composition of the Board of Directors.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	June 30,
	2015	2014	2013
Coupon interest	$—	$5,313	$6,375
Non-cash amortization of discount	—	11,421	12,868
Amortization of issuance costs	—	683	820
Total	$—	$17,417	$20,063

In connection with the issuance of the Convertible Notes, we entered into separate call option hedge and warrant transactions to reduce the potential dilutive impact upon the conversion of the Convertible Notes.  The Call Options and the Warrants (each as defined below) are separate and legally distinct instruments that bind CACI and the counterparties and have no binding effect on the holders of the Convertible Notes.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of derivative instruments in the condensed consolidated statements of operations and accumulated other comprehensive loss for the years ended June 30, 2015, 2014 and 2013 is as follows (in thousands):

	Interest Rate Swaps
	2015	2014	2013
(Loss) gain recognized in other comprehensive income	$(9,422)	$(4,999)	$262
Amounts reclassified to earnings from accumulated other comprehensive loss	$7,024	$1,356	$—
Net current period other comprehensive income (loss)	$(2,398)	$(3,643)	$262

The aggregate maturities of long-term debt at June 30, 2015 are as follows (in thousands):

Year ending June 30,
2016	$38,965
2017	38,965
2018	38,965
2019	77,930
2020	879,472
Principal amount of long-term debt	1,074,297
Less unamortized debt issuance costs	(5,997)
Total long-term debt	$1,068,300

NOTE 14. LEASES

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire over the next 10 years. Future minimum lease payments due under non-cancelable leases as of June 30, 2015, are as follows (in thousands):

Year ending June 30:
2016	$47,178
2017	40,617
2018	30,883
2019	27,797
2020	24,930
Thereafter	36,929
Total minimum lease payments	$208,334

The minimum lease payments above are shown net of sublease rental income of $0.2 million scheduled to be received over the next 28 months under non-cancelable sublease agreements.

Rent expense incurred under operating leases for the years ended June 30, 2015, 2014, and 2013 totaled $54.6 million, $51.8 million, and $50.6 million, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2015	2014
Deferred rent, net of current portion	$28,038	$31,662
Interest rate swap agreements	11,728	7,774
Deferred revenue	7,784	8,397
Accrued post-retirement obligations	6,103	5,557
Reserve for unrecognized tax benefits	5,880	9,138
Other	848	825
Total other long-term liabilities	$60,381	$63,353

Deferred rent liabilities result from recording rent expense and incentives for tenant improvements on a straight-line basis over the life of the respective lease.

Accrued post-retirement obligations include projected liabilities for benefits the Company is obligated to provide under long-term care, group health, and executive life insurance plans, each of which is unfunded. Plan benefits are provided to certain current and former executives, their dependents and other eligible employees, as defined. Post-retirement obligations also include accrued benefits under supplemental retirement benefit plans covering certain executives. The expense recorded under these plans was $0.3 million and $0.3 million during the years ended June 30, 2015 and 2014, respectively.

The Company has entered into floating-to-fixed interest rate swap agreements related to a portion of the Company’s floating rate indebtedness (see Note 13).  The fair value of the swap agreements as of June 30, 2015 and 2014 is a liability of approximately $11.7 million and $7.8 million, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. BUSINESS SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide information solutions and services to its customers. Its customers are primarily U.S. federal government agencies. Other customers of the Company’s domestic operations include state and local governments and commercial enterprises.  The Company does not measure revenue or profit by its major market areas or service offerings, either for internal management or external financial reporting purposes, as it would be impractical to do so. The Company places employees in locations around the world in support of its customers. International operations offer services to both commercial and non-U.S. government customers primarily within the Company’s business systems and enterprise IT markets. The Company evaluates the performance of its operating segments based on net income attributable to CACI. Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

	Domestic Operations	International Operations	Total
	(in thousands)
Year Ended June 30, 2015
Revenue from external customers	$3,168,864	$144,588	$3,313,452
Net income attributable to CACI	114,658	11,537	126,195
Net assets	1,343,152	137,120	1,480,272
Goodwill	2,108,767	81,049	2,189,816
Total long-term assets	2,478,206	102,450	2,580,656
Total assets	3,070,510	186,606	3,257,116
Capital expenditures	15,324	2,120	17,444
Depreciation and amortization	61,587	4,496	66,083

Year Ended June 30, 2014
Revenue from external customers	$3,421,544	$143,018	$3,564,562
Net income attributable to CACI	124,599	10,717	135,316
Net assets	1,221,641	137,525	1,359,166
Goodwill	2,099,821	88,748	2,188,569
Total long-term assets	2,509,992	113,297	2,623,289
Total assets	3,170,121	189,017	3,359,138
Capital expenditures	13,737	1,542	15,279
Depreciation and amortization	61,207	3,974	65,181

Year Ended June 30, 2013
Revenue from external customers	$3,547,459	$134,531	$3,681,990
Net income attributable to CACI	141,741	9,948	151,689
Net assets	1,094,098	113,474	1,207,572
Goodwill	1,397,272	79,693	1,476,965
Total long-term assets	1,669,585	103,705	1,773,290
Total assets	2,333,452	163,619	2,497,071
Capital expenditures	13,667	1,772	15,439
Depreciation and amortization	50,568	3,510	54,078

Interest income and interest expense are not presented above as the amounts attributable to the Company’s international operations are insignificant.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer Information

The Company earned 93.7 percent, 94.0 percent and 94.4 percent of its revenue from various agencies and departments of the U.S. government for the years ended June 30, 2015, 2014 and 2013, respectively.  Revenue by customer sector was as follows (dollars in thousands):

	Year ended June 30,
	2015	%	2014	%	2013	%
Department of Defense	$2,217,031	66.9%	$2,578,024	72.3%	$2,735,102	74.3%
Federal civilian agencies	888,191	26.8	771,662	21.7	741,053	20.1
Commercial and other	202,858	6.1	199,521	5.6	190,142	5.2
State and local governments	5,372	0.2	15,355	0.4	15,693	0.4
Total revenue	$3,313,452	100.0%	$3,564,562	100.0%	$3,681,990	100.0%

NOTE 17. INVESTMENTS IN JOINT VENTURES

AC FIRST LLC

In July 2009, the Company entered into a joint venture with AECOM Government Services, Inc. (AGS), a division of AECOM Technology Corporation, called AC FIRST LLC (AC FIRST).  The companies partnered in the venture to jointly pursue work under a U.S. Army contract.  The Company owns 49 percent of AC FIRST and AGS owns 51 percent.  The Company accounts for its interest in AC FIRST using the equity method of accounting.  The carrying value of the Company’s investment in AC FIRST as of June 30, 2015 and 2014 was $5.3 million and $5.6 million, respectively, and is included in other long-term assets on the Company’s consolidated balance sheets.  The Company’s maximum exposure to loss cannot be determined as any losses incurred by AC FIRST would be allocated to each partner based on the joint venture agreement, however, AC FIRST has not experienced any losses to date.  During the years ended June 30, 2015 and 2014, the Company’s share of the net income of AC FIRST was $0.9 million and $1.5 million, respectively.  These amounts are included in interest expense and other, net on the accompanying consolidated statements of operations.  During the year ended June 30, 2015, the Company received $1.2 million in cash distributions and made no capital contributions.  During the year ended June 30, 2014, the Company received $5.6 million in cash distributions and made no capital contributions.  The Company has determined that the primary beneficiary of AC FIRST is AGS as AGS owns the majority of AC FIRST and controls its operations.

eVenture Technologies LLC

eVenture Technologies LLC (eVentures) is a joint venture between the Company and ActioNet, Inc. (ActioNet), and is the entity through which work is being performed on a contract awarded in January 2007 by the United States Navy. As of September 2014, all work under the contracts was completed and the Company and ActioNet will close the eVentures entity once the DCAA’s final audit and rates are available which will be in several years. The Company owns 60 percent of eVentures and ActioNet owns the remaining 40 percent. eVentures was funded through capital contributions made by the Company and by ActioNet. As the Company owns and controls more than 50 percent of eVentures, the Company’s results include those of eVentures. ActioNet’s share of eVentures’ assets, liabilities, results of operations, and cash flows have been accounted for as a noncontrolling interest.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). The DCAA has completed and settled its audits of the Company’s incurred cost submissions for the years ended June 30, 2006, 2007 and 2008.  The Company has appealed all of these determinations. The DCAA is currently in the process of auditing the Company’s incurred cost submissions for the year ended June 30, 2009 and 2010. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

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

German Value-Added Taxes

The Company is under audit by the German tax authorities for issues related to value-added tax returns.  At this time, the Company has not been assessed any deficiency and, based on sound factual and legal precedent, believes it is in compliance with the applicable value-added tax regulations.  The Company has not recognized any liability for this matter because an unfavorable outcome is not considered probable.  The Company estimates the range of reasonably possible losses to be from zero to $3.2 million.

Virginia Sales and Use Tax Audit

The Company is under audit for sales and use tax related issues by the Commonwealth of Virginia.  The Company has accrued its current best estimate of the potential outcome within its estimated range of $2.9 million to $5.1 million.

NOTE 19. INCOME TAXES

The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

	Year ended June 30,
	2015	2014	2013
Domestic	$187,332	$204,879	$231,342
Foreign	14,190	13,763	12,694
Income before income taxes	$201,522	$218,642	$244,036

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income tax expense are as follows (in thousands):

	Year ended June 30,
	2015	2014	2013
Current:
Federal	$37,159	$53,055	$47,038
State and local	8,080	11,456	10,767
Foreign	3,066	3,256	3,440
Total current	48,305	67,767	61,245
Deferred:
Federal	23,261	12,580	26,218
State and local	3,964	2,680	5,313
Foreign	(203)	299	(429)
Total deferred	27,022	15,559	31,102
Total income tax expense	$75,327	$83,326	$92,347

Income tax expense differs from the amounts computed by applying the statutory U.S. income tax rate of 35 percent as a result of the following (in thousands):

	Year ended June 30,
	2015	2014	2013
Expected tax expense computed at federal rate	$70,533	$76,525	$85,413
State and local taxes, net of federal benefit	7,828	9,188	10,452
(Nonincludible) nondeductible items	2,166	1,150	(929)
Effect of foreign tax rates	(2,135)	(1,885)	(1,376)
Other	(3,065)	(1,652)	(1,213)
Total income tax expense	$75,327	$83,326	$92,347

The tax effects of temporary differences that give rise to deferred taxes are presented below (in thousands):

	June 30,
	2015	2014
Deferred tax assets:
Deferred compensation and post-retirement obligations	$34,963	$35,360
Reserves and accruals	25,498	28,176
Stock-based compensation	7,242	8,301
Deferred rent	4,886	4,632
Other	16,376	13,127
Total deferred tax assets	88,965	89,596
Deferred tax liabilities:
Goodwill and other intangible assets	(258,498)	(243,035)
Unbilled revenue	(15,652)	(6,948)
Prepaid expenses	(5,452)	(4,986)
Other	(9,600)	(9,780)
Total deferred tax liabilities	(289,202)	(264,749)
Net deferred tax liability	$(200,237)	$(175,153)

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company's consolidated federal income tax returns through June 30, 2011 are no longer subject to audit. The Company is currently under examination by one foreign jurisdiction for years ended June 30, 2006 through June 30, 2012 and the IRS for the 2011 through 2013 pre-acquisition years of a Company subsidiary. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended June 30, 2015 and 2014, the Company’s income tax expense was favorably impacted by non-taxable gains on assets invested in corporate-owned life insurance (COLI) policies, and tax benefits related to deductions claimed for income from domestic production activities.

U.S. income taxes have not been provided for undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. As of June 30, 2015, the estimated deferred tax liability associated with these undistributed earnings is approximately $10.9 million.

The Company’s total liability for unrecognized tax benefits as of June 30, 2015, 2014 and 2013 was approximately $6.2 million, $9.6 million and $8.2 million, respectively. Of the unrecognized tax benefits at June 30, 2015, 2014, and 2013, $1.3 million, $2.4 million and $2.6 million, respectively, if recognized, would impact the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized benefits is shown in the table below (in thousands):

	Year ended June 30,
	2015	2014	2013
Beginning of year	$9,636	$8,184	$7,013
Additions based on current year tax positions	1,468	2,023	1,261
Reductions based on changes to prior year tax positions	(3,522)	—	—
Lapse of statute of limitations	(1,344)	(426)	(90)
Settlement with taxing authorities	(18)	(145)	—
End of year	$6,220	$9,636	$8,184

The Company recognizes net interest and penalties as a component of income tax expense.  Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at June 30, 2015. As of June 30, 2015, approximately $5.9 million of the unrecognized tax benefits are included in other long-term liabilities, with the remainder included in other balance sheet accounts.

NOTE 20. RETIREMENT SAVINGS PLANS

401(k) Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, the CACI $MART Plan (the 401(k) Plan). Employees can contribute up to 75 percent (subject to certain statutory limitations) of their total cash compensation. The Company provides matching contributions equal to 50 percent of the amount of salary deferral employees elect, up to 6 percent of each employee’s total calendar year cash compensation, as defined. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. Employee contributions vest immediately. Employer contributions vest in full after three years of employment. Total 401(k) Plan Company contribution expense for the years ended June 30, 2015, 2014, and 2013 were $22.5 million, $21.9 million, and $26.8 million, respectively.  Effective January 1, 2013, the Company amended the 401(k) Plan to provide that as of July 1, 2013, 401(k) Plan participants must be employed on the last day of the Plan year to be eligible for matching contributions.

Six3 Retirement Savings Plans

The Company maintains qualified defined contribution 401(k) profit-sharing plans that cover eligible employees. Participants may make voluntary contributions to the plans up to the maximum amount allowable by law. The Company will match employee contributions to the plans in accordance with the plan documents. Matching contributions vest to participants immediately.  Company contribution expense for the year ended June 30, 2015 and 2014 was $0.7 million and $1.1 million, respectively.

The Company maintains several qualified 401(k) profit-sharing plans (PSP) that cover eligible employees.  Employees are eligible to participate in the PSP beginning on the first of the month following the start of employment and attainment of age 18. Under the PSP, the Company may make discretionary contributions based on a percentage of the total compensation of all eligible participants. Company contribution expense for the year ended June 30, 2015 and 2014 was $18.0 million and $10.4 million, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

International Operations Defined Contribution Plans

The Company maintains defined contribution pension plans in the U.K. and in the Netherlands.  In the U.K., employees can elect the amount of pension contributions that they wish to make subject to certain U.K. tax limits. Under the Dutch plan, the amounts the Company contributes are based on the employee’s age.  In both countries, the contributions are deemed to be company contributions and vest immediately.  Contributions to these plans and their predecessor plans for the years ended June 30, 2015, 2014, and 2013 were $1.1million, $1.1 million, and $2.0 million, respectively.

Supplemental Savings Plan

The Company maintains the Supplemental Savings Plan through which, on a calendar year basis, officers at the director level and above can elect to defer for contribution to the Supplemental Savings Plan up to 50 percent of their base compensation and up to 100 percent of their bonuses and commissions. The Company provides a contribution of 5 percent of compensation for each participant’s compensation that exceeds the limit as set forth in IRC 401(a)(17) (currently $265,000 per year). The Company also has the option to make annual discretionary contributions. Company contributions vest over a 5-year period, and vesting is accelerated in the event of a change of control of the Company. Participant deferrals and Company contributions will be credited with the rate of return based on the investment options and asset allocations selected by the Participant. Participants may change their asset allocation as often as daily, if they so choose. A Rabbi Trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the Supplemental Savings Plan are made upon retirement, termination, death, or total disability.  The Supplemental Savings Plan also allows for in-service distributions.

Supplemental Savings Plan obligations due to participants totaled $82.7 million at June 30, 2015, of which $5.9 million is included in accrued compensation and benefits in the accompanying consolidated balance sheet. Supplemental Savings Plan obligations decreased by $1.6 million during the year ended June 30, 2015, consisting of $2.2 million of investment gains, $6.4 million of participant compensation deferrals, and $0.4 million of Company contributions, offset by $10.5 million of distributions.

The Company maintains COLI assets in a Rabbi Trust to offset the obligations under the Supplemental Savings Plan. The value of the COLI in the Rabbi Trust was $89.0 million at June 30, 2015. COLI gains were $2.0 million for the year ended June 30, 2015.

Contribution expense for the Supplemental Savings Plan during the years ended June 30, 2015, 2014, and 2013, was $0.5 million, $0.3 million, and $1.0 million, respectively.

NOTE 21. STOCK PLANS AND STOCK-BASED COMPENSATION

For stock options, SSARs and non-performance-based RSUs, stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods.  For RSUs subject to graded vesting schedules for which vesting is based on achievement of a performance metric in addition to grantee service (performance-based RSUs), stock-based compensation expense is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant. A summary of the components of stock-based compensation expense recognized during the years ended June 30, 2015, 2014, and 2013, together with the income tax benefits realized, is as follows (in thousands):

	Year ended June 30,
	2015	2014	2013
Stock-based compensation included in indirect costs and selling expense:
Restricted stock and RSU expense	$14,072	$11,516	$8,150
SSARs and non-qualified stock option expense	—	41	682
Total stock-based compensation expense	$14,072	$11,557	$8,832
Income tax benefit recognized for stock-based compensation expense	$5,260	$4,392	$3,342

The Company recognizes the effect of expected forfeitures of equity grants by estimating an expected forfeiture rate for grants of equity instruments. Amounts recognized for expected forfeitures are subsequently adjusted periodically and at major vesting dates to reflect actual forfeitures.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The incremental income tax benefits realized upon the exercise or vesting of equity instruments are reported as financing cash flows. During the years ended June 30, 2015, 2014, and 2013, the Company recognized $3.5 million, $4.7 million, and $1.6 million of excess tax benefits, respectively, which have been reported as financing cash inflows in the accompanying consolidated statements of cash flows.

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

In September 2014, the Company made its annual grant to its key employees consisting of 180,570 Performance Restricted Stock Units (PRSUs).  The final number of such PRSUs which will be considered earned by the participants and eventually vest is based on the achievement of a specified earnings per share (EPS) for the year ending June 30, 2015 and on the average share price of Company stock for the 90 day period ending September 23, 2015, 2016 and 2017 as compared to the average share price for the 90 day period ended September 23, 2014.  No PRSUs will be earned if the specified EPS for the fiscal year ending June 30, 2015 is not met.  If EPS for the year ending June 30, 2015 exceeds the specified EPS and the average share price of the Company’s stock for the 90 day period ending September 23, 2015, 2016 and 2017 exceeds the average share price of the Company’s stock for the 90 day period ended September 23, 2014 by 100 percent or more, then an additional 180,570 RSUs could be earned by participants.  This is the maximum number of additional RSUs that can be earned related to the September 2014 annual grant. The specified EPS for the year ended June 30, 2015 was met.  In addition to the performance and market conditions, there is a service vesting condition which stipulates that 50 percent of the earned award will vest on September 23, 2017 and 50 percent of the earned award will vest on September 1, 2018, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon retirement, as defined.

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

Upon the exercise of stock options and SSARs and the vesting of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by either issuing new shares of authorized common stock or by issuing shares from treasury. The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan was 12,450,000 as of June 30, 2015. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of June 30, 2015, cumulative grants of 13,488,163 equity instruments underlying the shares authorized have been awarded, and 4,156,935 of these instruments have been forfeited.

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

Stock options vest ratably over a three, four, or five year period, depending on the year of grant. Restricted shares and most non-performance-based RSUs vest in full three years from the date of grant. RSUs granted to the Company’s Chief Executive Officer in February 2013 and to the Company’s Chief Operating Officer in February 2012 have longer vesting periods.  SSARs granted in prior years as part of the Company’s then customary annual award vest ratably over a five year period in a manner consistent with the vesting of stock options.  As of June 30, 2015 all stock options and SSARs are fully vested.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We account for share-based payments to employees, including grants of employee stock awards and purchases under employee stock purchase plans, in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values.  We determine the fair value of our NQSOs and SSARs at the date of grant using option-pricing models such as the Black-Scholes or binomial lattice model.  We determine the fair value of our market-based and performance-based RSUs at the date of grant using generally accepted valuation techniques and the closing market price of our stock. The fair value was determined using a Monte Carlo simulation model incorporating the following factors:  90 day average stock price at the grant date of $70.43 a share, risk free rate of return of 1.05 percent, and expected volatility of 24.32 percent. Stock-based compensation cost is recognized as expense on an accelerated basis over the requisite service period for performance based award.  Stock-based compensation cost is recognized ratably over the requisite service period for non-performance based awards. The weighted-average fair value of RSUs granted during the years ended June 30, 2015, 2014, and 2013, was $76.37, $72.17, and $59.07, respectively.

No stock options or SSARs were granted during the years ended June 30, 2015, 2014 or 2013.  Activity for all outstanding SSARs and stock options, and the corresponding exercise price and fair value information, for the years ended June 30, 2015, 2014, and 2013, is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, June 30, 2012	1,683,698	$34.10 – $65.04	$53.62	$21.21
Exercisable, June 30, 2012	1,362,451	34.10 – 65.04	54.79	22.01
Exercised	(838,618)	34.10 – 58.40	48.76	18.93
Forfeited	(10,350)	42.95 – 49.36	48.37	17.03
Expired	(559,180)	36.13 – 65.04	63.46	26.51
Outstanding, June 30, 2013	275,550	37.67 – 59.30	48.62	17.54
Exercisable, June 30, 2013	243,170	37.67 – 59.30	48.58	17.60
Exercised	(180,370)	45.77 – 49.36	48.53	17.81
Forfeited	(1,150)	49.36	49.36	17.12
Expired	(2,080)	49.36	49.36	17.12
Outstanding, June 30, 2014	91,950	37.67 – 59.30	48.77	17.02
Exercisable, June 30, 2014	91,950	37.67 – 59.30	48.77	17.02
Exercised	(44,290)	37.67 – 59.30	49.36	17.33
Forfeited	—	—	—	—
Expired	(5,000)	47.59	47.59	10.68
Outstanding, June 30, 2015	42,660	37.67 – 49.36	48.29	17.45
Exercisable, June 30, 2015	42,660	$37.67 – $49.36	$48.29	$17.45

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the number of unvested SSARs and stock options and in unvested restricted stock and RSUs during each of the years in the three-year period ended June 30, 2015, 2014 and 2013, together with the corresponding weighted-average fair values, are as follows:

	SSARs and Stock Options		Restricted Stock and Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2012	321,247	$17.80	1,651,321	$45.97
Granted	—	—	605,277	59.07
Vested	(278,517)	17.92	(347,497)	47.27
Forfeited	(10,350)	17.03	(866,355)	53.04
Unvested at June 30, 2013	32,380	17.02	1,042,746	47.74
Granted	—	—	254,356	72.17
Vested	(31,230)	17.02	(360,857)	45.07
Forfeited	(1,150)	17.12	(98,003)	54.94
Unvested at June 30, 2014	—	—	838,242	55.39
Granted	—	—	322,121	76.37
Vested	—	—	(250,613)	47.84
Forfeited	—	—	(45,184)	66.89
Unvested at June 30, 2015	—	$—	864,566	$64.79

Information regarding the cash proceeds received, and the intrinsic value and total tax benefits realized resulting from SSARs and stock option exercises is as follows (in thousands):

	Year ended June 30,
	2015	2014	2013
Cash proceeds received	$872	$—	$13,050
Intrinsic value realized	$1,646	$3,868	$6,594
Income tax benefit realized	$615	$1,470	$2,595

The total intrinsic value of RSUs that vested during the years ended June 30, 2015, 2014, and 2013 was $18.6 million, $23.1 million and $17.6 million, respectively, and the tax benefit realized was $7.0 million, $8.8 million and $6.9 million, respectively.

The grant date fair value of stock options that vested during each of the years in the three-year period ended June 30, 2015 was zero, $0.5 million, and $5.0 million, respectively.

Outstanding SSAR and Stock Option Information

Information regarding the SSARs and stock options outstanding and exercisable as of June 30, 2015, is as follows (intrinsic value in thousands):

	SSARs and Options Outstanding and Exercisable
Range of exercise Price	Number of Instruments	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$30.00-$39.99	3,200	$37.67	0.14	$138
$40.00-$49.99	39,460	49.15	0.89	1,253
$50.00-$59.99	—			—
	42,660			$1,391

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2015, there was no unrecognized compensation cost related to SSARs and stock options and $32.4 million of unrecognized compensation cost related to restricted stock and RSUs scheduled to be recognized over a weighted-average period of 2.2 years.

Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP and DSPP in November 2002, and implemented these plans beginning July 1, 2003. There are 1,250,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of the quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of June 30, 2015, participants have purchased 1,034,933 shares under the ESPP, at a weighted-average price per share of $48.59. Of these shares, 43,736 were purchased by employees at a weighted-average price per share of $74.12 during the year ended June 30, 2015. During the year ended June 30, 2013, the Company established a 10b5-1 plan to facilitate the open market purchase of shares of Company stock to satisfy its obligations under the ESPP.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100 percent of their annual bonus. For the fiscal years ended June 30, 2015, 2014 and 2013, RSUs awarded in lieu of bonuses earned are granted at 85 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange.  RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock.  There were no DSPP awards outstanding during the year ended June 30, 2015.

Activity related to the MSPP during the year ended June 30, 2015 is as follows:

MSPP
RSUs outstanding, June 30, 2014	13,800
Granted	748
Issued	(7,809)
Forfeited	(834)
RSUs outstanding, June 30, 2015	5,905
Weighted average grant date fair value as adjusted for the applicable discount	$48.80

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s financial assets and liabilities recorded at fair value on a recurring basis are categorized based on the priority of the inputs used to measure fair value. The inputs used in measuring fair value are categorized into three levels, as follows:

●	Level 1 Inputs – unadjusted quoted prices in active markets for identical assets or liabilities.
●

Level 2 Inputs – unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

●

Level 3 Inputs – amounts derived from valuation models in which unobservable inputs reflect the reporting entity’s own assumptions about the assumptions of market participants that would be used in pricing the asset or liability.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and 2014, and the level they fall within the fair value hierarchy (in thousands):

			As of June 30,
	Financial Statement	Fair Value	2015	2014
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Interest rate swap agreements	Other long-term liabilities	Level 2	$11,728	$7,774

During the years ended June 30, 2012, 2014, and 2015, the Company entered into interest rate swap agreements to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

NOTE 23. EARNINGS PER SHARE

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Year ended June 30,
	2015	2014	2013
Net income attributable to CACI	$126,195	$135,316	$151,689
Weighted-average number of basic shares outstanding during the period	23,948	23,429	23,010
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	384	441	743
Dilutive effect of the Convertible Notes	—	1,046	132
Dilutive effect of the Warrants	56	239	—
Weighted-average number of diluted shares outstanding during the period	24,388	25,155	23,885
Basic earnings per share	$5.27	$5.78	$6.59
Diluted earnings per share	$5.17	$5.38	$6.35

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total number of weighted-average common stock equivalents excluded from the diluted per share computations due to their anti-dilutive effects for the year ended June 30, 2013 was 17,000. There were no such effects for the years ended June 30, 2015 and June 30, 2014 because the Company’s average stock price exceeded the exercise price of all shares outstanding. The calculation of diluted earnings per share for the year ended June 30, 2015 includes the shares underlying the performance-based RSUs granted in September 2014, September 2013 and September 2011. The shares underlying the performance-based RSUs granted in September 2012 are excluded in the calculation of diluted earnings per share for the years ended June 30, 2015, 2014 and 2013 as the performance metric associated with the shares was not met and no shares were issued under this grant.  On May 1, 2014 the Company issued 1.4 million shares of common stock in accordance with the Convertible Notes and received 1.4 million shares of our common stock pursuant to the terms of the call option hedge transaction. The contingently issuable shares that may have resulted from the conversion of the Convertible Notes were included in the Company’s diluted share count for the fiscal years ended June 30, 2014 and 2013 because the Company’s average stock price during the first, second, and third quarters of the year ended June 30, 2014, and during the first, third and fourth quarters of the year ended June 30, 2013 was above the conversion price of $54.65 per share.  During the year ended June 30, 2015 the Company issued 0.5 million shares of common stock in accordance with the Warrants. Pursuant to the terms of the Warrant transaction, the Warrants settled daily over 90 trading days which began in August 2014 and end in December 2014. The contingently issuable shares that may have resulted from the maturity of the Warrants were included in the computation of diluted earnings per share because the Company’s average stock price during the first and second quarters of the year ended June 30, 2015 and second, third, and fourth quarters of the year ended June 30, 2014 was greater than the Warrants’ exercise price of $68.31. The Warrants were excluded from the computation of the Company’s diluted earnings per share for the year ended June 30, 2013 because the Warrants’ exercise price was greater than the average market price of a share of Company common stock.

NOTE 24. QUARTERLY FINANCIAL DATA (UNAUDITED)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended June 30, 2015 and 2014, are presented below (in thousands except per share data).

	Year ended June 30, 2015
	First	Second	Third	Fourth
Revenue	$814,726	$815,423	$817,797	$865,506
Income from operations	$60,059	$47,528	$53,715	$75,079
Net income attributable to CACI	$31,130	$24,642	$29,039	$41,384
Basic earnings per share	$1.32	$1.03	$1.20	$1.71
Diluted earnings per share	$1.29	$1.01	$1.18	$1.68
Weighted-average shares outstanding:
Basic	23,565	23,890	24,165	24,180
Diluted	24,104	24,314	24,527	24,613

	Year ended June 30, 2014(1)
	First	Second	Third	Fourth
Revenue	$864,265	$894,186	$900,393	$905,718
Income from operations	$61,182	$66,454	$60,532	$69,235
Net income attributable to CACI	$32,992	$34,962	$30,828	$36,534
Basic earnings per share	$1.42	$1.49	$1.31	$1.55
Diluted earnings per share	$1.33	$1.38	$1.19	$1.49
Weighted-average shares outstanding:
Basic	23,314	23,433	23,473	23,498
Diluted	24,835	25,297	25,973	24,517

(1)	Six3 Systems, Inc. was acquired on November 15, 2013.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 25. SUBSEQUENT EVENT

On July 1, 2015, CACI acquired Rockshore Group Ltd (Rockshore), a United Kingdom company that uses its expertise in data aggregation, event processing and business logic integration in order to provide real time event processing and situational awareness within the telecommunications, aviation and railway segments.  Rockshore is based in London and Leeds and has 35 employees.

Consideration for Rockshore is $5.5 million initial consideration and up to a further $5.5 million earn-out for achieving certain metrics all payable in cash.

SCHEDULE II

CACI INTERNATIONAL INC

VALUATION AND QUALIFYING ACCOUNTS

FOR YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands)

	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2015
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,734	$800	$(1,055)	$(197)	$3,282
2014
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,203	$798	$(521)	$254	$3,734
2013
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,590	$2,853	$(3,176)	$(64)	$3,203

Items included as “Other Changes” primarily includes foreign currency exchange differences.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 21st day of August 2015.

CACI International Inc
Registrant

Date: August 21, 2015	By:
/s/ Kenneth Asbury
Kenneth Asbury President Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ KENNETH ASBURY Kenneth Asbury	President, Chief Executive Officer and Director (Principal Executive Officer)	August 21, 2015

/s/ THOMAS A. MUTRYN Thomas A. Mutryn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 21, 2015

/s/ GREGORY W. BUCKIS, SR. Gregory W. Buckis, Sr.	Senior Vice President, Corporate Controller (Principal Accounting Officer)	August 21, 2015

/s/ DR. J. P. LONDON Dr. J. P. London	Chairman of the Board, Executive Chairman	August 21, 2015

/s/ MICHAEL A. DANIELS Michael A. Daniels	Director	August 21, 2015

/s/ JAMES S. GILMORE, III James S. Gilmore, III	Director	August 21, 2015

/s/ WILLIAM L. JEWS William L. Jews	Director	August 21, 2015

/s/ GREGORY G. JOHNSON Adm Gregory G. Johnson, USN (Ret.)	Director	August 21, 2015

/s/ JAMES L. PAVITT James L. Pavitt	Director	August 21, 2015

/s/ DR. WARREN R. PHILLIPS Dr. Warren R. Phillips	Director	August 21, 2015

/s/ CHARLES P. REVOILE Charles P. Revoile	Director	August 21, 2015

/s/ WILLIAM S. WALLACE Gen William S. Wallace, USA (Ret.)	Director	August 21, 2015