Form 10-Q
period 2015-09-30
CACI INTERNATIONAL INC /DE/
filed 2015-10-30
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☒    No  ☐.

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of October 28, 2015: CACI International Inc Common Stock, $0.10 par value, 24,243,124 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2015	2014
Revenue	$822,442	$814,726
Costs of revenue:
Direct costs	537,424	536,604
Indirect costs and selling expenses	205,700	200,827
Depreciation and amortization	14,811	17,236
Total costs of revenue	757,935	754,667
Income from operations	64,507	60,059
Interest expense and other, net	9,182	9,080
Income before income taxes	55,325	50,979
Income taxes	21,523	19,722
Net income	33,802	31,257
Noncontrolling interest	—	(127)
Net income attributable to CACI	$33,802	$31,130
Basic earnings per share	$1.40	$1.32
Diluted earnings per share	$1.37	$1.29
Weighted-average basic shares outstanding	24,208	23,565
Weighted-average diluted shares outstanding	24,629	24,104

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	September 30,
	2015	2014
Net income	$33,802	$31,257
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,410)	(6,783)
Change in fair value of interest rate swap agreements, net of tax	(3,034)	1,803
Other comprehensive (loss) income, net of tax	(7,444)	(4,980)
Comprehensive income	26,358	26,277
Noncontrolling interest	—	(127)
Comprehensive income attributable to CACI	$26,358	$26,150

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	September 30,	June 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$28,999	$35,364
Accounts receivable, net	546,964	596,155
Deferred income taxes	8,327	10,350
Prepaid expenses and other current assets	45,380	34,591
Total current assets	629,670	676,460
Goodwill	2,195,355	2,189,816
Intangible assets, net	187,895	195,182
Property and equipment, net	61,290	63,689
Supplemental retirement savings plan assets	87,080	89,012
Accounts receivable, long-term	7,966	8,188
Other long-term assets	35,806	34,769
Total assets	$3,205,062	$3,257,116
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$38,965	$38,965
Accounts payable	48,392	56,840
Accrued compensation and benefits	178,469	185,830
Other accrued expenses and current liabilities	116,182	118,046
Total current liabilities	382,008	399,681
Long-term debt, net of current portion	954,913	1,029,335
Supplemental retirement savings plan obligations, net of current portion	74,953	76,860
Deferred income taxes	214,750	210,587
Other long-term liabilities	69,486	60,381
Total liabilities	1,696,110	1,776,844
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized; 41,677 shares issued and 24,242 outstanding at September 30, 2015 and 41,622 shares issued and 24,184 outstanding at June 30, 2015	4,168	4,162
Additional paid-in capital	550,289	547,979
Retained earnings	1,552,951	1,519,149
Accumulated other comprehensive loss	(22,404)	(14,960)
Treasury stock, at cost (17,435 and 17,438 shares, respectively)	(576,187)	(576,193)
Total CACI shareholders’ equity	1,508,817	1,480,137
Noncontrolling interest	135	135
Total shareholders’ equity	1,508,952	1,480,272
Total liabilities and shareholders’ equity	$3,205,062	$3,257,116

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,802	$31,257
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	14,811	17,236
Amortization of deferred financing costs	577	691
Stock-based compensation expense	3,638	2,620
Deferred income tax expense	7,885	9,139
Equity in loss (earnings) of unconsolidated ventures	49	(79)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	48,190	47,117
Prepaid expenses and other assets	(10,869)	977
Accounts payable and other accrued expenses	(9,945)	1,986
Accrued compensation and benefits	(6,949)	(1,068)
Income taxes payable and receivable	(785)	3,666
Supplemental retirement savings plan obligations and other long-term liabilities	(1,931)	(1,810)
Net cash provided by operating activities	78,473	111,732
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,479)	(3,361)
Cash paid for business acquisitions, net of cash acquired	(2,767)	—
Net investments in unconsolidated joint ventures	—	547
Other	(765)	578
Net cash used in investing activities	(8,011)	(2,236)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities, net of financing costs	82,500	35,468
Principal payments made under bank credit facilities	(157,241)	(105,859)
Proceeds from employee stock purchase plans	801	932
Repurchases of common stock	(794)	(925)
Payment of taxes for equity transactions	(2,340)	(5,883)
Other	834	2,991
Net cash used in financing activities	(76,240)	(73,276)
Effect of exchange rate changes on cash and cash equivalents	(587)	(689)
Net (decrease) increase in cash and cash equivalents	(6,365)	35,531
Cash and cash equivalents, beginning of period	35,364	64,461
Cash and cash equivalents, end of year	$28,999	$99,992
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$13,285	$(743)
Cash paid during the period for interest	$8,379	$8,608
Non-cash financing and investing activities:
Accrued capital expenditures	$122	$—

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of September 30, 2015 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 5 and 11.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2015.  The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

2.	Acquisition

On July 1, 2015, CACI Limited acquired 100 percent of the outstanding shares of Rockshore Group Ltd (Rockshore) for an initial purchase price of $5.5 million and up to an additional $5.5 million earn-out for achieving certain metrics.

Rockshore uses its expertise in data aggregation, event processing, and business logic integration to provide real-time event processing and situational awareness to the telecom, aviation, and rail sectors. CACI Limited recorded $8.1 million of goodwill and $1.5 million of intangible assets related to customer relationships and technology associated with this acquisition.

3.	Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under the new standard, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in ASU 2015-03 is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2015.  ASU 2015-03 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. On July 9, 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017, using either a full retrospective approach or a modified approach. Early adoption up to the original effective date is permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-09 may have on the Company’s consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

4.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30,	June 30,
	2015	2015
Customer contracts and related customer relationships	$520,549	$520,213
Acquired technologies	27,864	27,177
Covenants not to compete	3,395	3,417
Other	1,574	1,581
Intangible assets	553,382	552,388

Customer contracts and related customer relationships	(336,211)	(328,217)
Acquired technologies	(24,992)	(24,728)
Covenants not to compete	(3,257)	(3,241)
Other	(1,027)	(1,020)
Less accumulated amortization	(365,487)	(357,206)
Total intangible assets, net	$187,895	$195,182

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of September 30, 2015 is 13.3 years, and the weighted-average remaining period of amortization is 10.8 years.  The weighted-average period of amortization for acquired technologies as of September 30, 2015 is 10.0 years, and the weighted-average remaining period of amortization is 5.6 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2016, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2016 (nine months)	$24,672
2017	29,962
2018	25,902
2019	21,441
2020	17,520
Thereafter	68,398
Total intangible assets, net	$187,895

5.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	June 30,
	2015	2015
Bank credit facility – term loans	$769,555	$779,297
Bank credit facility – revolver loans	230,000	295,000
Principal amount of long-term debt	999,555	1,074,297
Less unamortized debt issuance costs	(5,677)	(5,997)
Total long-term debt	993,878	1,068,300
Less current portion	(38,965)	(38,965)
Long-term debt, net of current portion	$954,913	$1,029,335

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $850.0 million. As of September 30, 2015, the Company had $230.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $9.7 million through June 30, 2018 and $19.5 million thereafter until the balance is due in full on June 1, 2020. As of September 30, 2015, the Company had $769.6 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of September 30, 2015, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 3.1 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of September 30, 2015, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

The Company has capitalized $11.3 million of debt issuance costs associated with the Sixth Amendment Credit Facility as of April 22, 2015. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. As of September 30, 2015, $5.7 million of the unamortized balance is included in long-term debt and $4.5 million is included in other long-term assets.

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

In addition, the Company sold warrants (the Warrants) to issue approximately 5.5 million shares of CACI common stock at a strike price of $68.31 per share. The proceeds from the sale of the Warrants totaled $56.5 million and were recorded as an increase to additional paid-in capital. The Warrants settled daily over 90 trading days which began in August 2014 and ended in December 2014.  We issued 497,550 shares for settlement of the Warrants.

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended
	September 30,
	2015	2014
Gain (loss) recognized in other comprehensive income	$(5,456)	$205
Amounts reclassified to earnings from accumulated other comprehensive loss	2,422	1,598
Net current period other comprehensive income (loss)	$(3,034)	$1,803

The aggregate maturities of long-term debt at September 30, 2015 are as follows (in thousands):

Twelve months ending September 30,
2016	$38,965
2017	38,965
2018	48,706
2019	77,930
2020	794,989
Principal amount of long-term debt	999,555
Less unamortized debt issuance costs	(5,677)
Total long-term debt	$993,878

6.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). The DCAA is currently nearing completion of its audit of the Company’s incurred cost submissions for the years ended June 30, 2009 and 2010.  In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

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

Virginia Sales and Use Tax Audit

The Company is under audit for sales and use tax related issues by the Commonwealth of Virginia. The Company has accrued its current best estimate of the potential outcome within its estimated range of $2.9 million to $5.2 million.

7.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

Under the terms of its 2006 Stock Incentive Plan (the 2006 Plan), the Company may issue, among others, non-qualified stock options, restricted stock, RSUs, SSARs, and performance awards, collectively referred to herein as equity instruments. During the periods presented all equity instrument grants were made in the form of RSUs.  Other than performance-based RSUs (PRSUs) which contain a market-based element, the fair value of RSU grants was determined based on the closing price of a share of the Company’s common stock on the date of grant. The fair value of RSUs with market-based vesting features was also measured on the grant date, but was done so using a binomial lattice model.

In September 2014, the Company made its annual grant to key employees consisting of 180,570 PRSUs.  The final number of such PRSUs that are earned by participants and vest is based on the achievement of a specified earnings per share (EPS) for the year ended June 30, 2015 and on the average share price of Company stock for the 90 day period ending September 23, 2015, 2016 and 2017 as compared to the average share price for the 90 day period ended September 23, 2014.  The specified EPS for the year ended June 30, 2015 was met and the average share price of the Company’s stock for the 90 day period ending September 23, 2015 exceeded the average share price of the Company’s stock for the 90 day period ended September 23, 2014 resulting in an additional 7,884 RSUs earned by participants.

	Three Months Ended
	September 30,
	2015	2014
Total stock-based compensation related to RSUs included in indirect costs and selling expense	$3,638	$2,620
Income tax benefit recognized for stock-based compensation expense	$1,415	$1,016

Annual grants under the 2006 Plan are generally made to the Company’s key employees during the first quarter of the Company’s fiscal year and to members of the Company’s Board of Directors during the second quarter of the Company’s fiscal year. With the approval of its Chief Executive Officer, the Company also issues equity instruments to strategic new hires and to employees who have demonstrated superior performance.  In September 2015, the Company made its annual grant to its key employees consisting of 208,160 PRSUs.  The final number of such performance-based RSUs which will be considered earned by the participants and eventually vest is based on the achievement of a specified earnings per share (EPS) for the year ending June 30, 2016 and on the average share price of Company stock for the 90 day period ending September 18, 2016, 2017 and 2018 as compared to the average share price for the 90 day period ended September 18, 2015.  No PRSUs will be earned if the specified EPS for the fiscal year ending June 30, 2016 is not met.  If EPS for the year ending June 30, 2016 exceeds the specified EPS and the average share price of the Company’s stock for the 90 day period ending September 18, 2016, 2017 and 2018 exceeds the average share price of the Company’s stock for the 90 day period ended September 18, 2015 by 100 percent or more, then an additional 208,160 RSUs could be earned by participants.   This is the maximum number of additional RSUs that can be earned related to the September 2015 annual grant.  In addition to the performance and market conditions, there is a service vesting condition which stipulates that 50 percent of the earned award will vest on September 18, 2018 and 50 percent of the earned award will vest on September 18, 2019, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon retirement or certain other events.

The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan is 12,450,000 as of September 30, 2015. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of September 30, 2015, cumulative grants of 13,702,133 equity instruments underlying the shares authorized have been awarded, and 4,179,455 of these instruments have been forfeited.

Activity related to SSARs/non-qualified stock options and RSUs during the three months ended September 30, 2015 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs
Outstanding, June 30, 2015	42,660	864,566
Granted	—	213,970
Exercised/Issued	(32,660)	(69,887)
Forfeited/Lapsed	(6,800)	(15,720)
Outstanding, September 30, 2015	3,200	992,929
Weighted-average grant date fair value for RSUs		$76.82

As of September 30, 2015, there was $37.4 million of total unrecognized compensation costs related to RSUs scheduled to be recognized over a weighted-average period of 2.4 years.

8.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive, including stock options and SSARs with an exercise price greater than the average market price of the Company’s common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are no longer subject to a market or performance condition.  There were no anti-dilutive common stock equivalents for the three months ended September 30, 2014 and 2015.  The PRSUs granted in September 2015 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares.  These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved.  The Warrants were included in the computation of diluted earnings per share during the three months ended September 30, 2014 because the strike price was lower than the average market price of a share of the Company stock during the period.  The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2015	2014
Net income attributable to CACI	$33,802	$31,130
Weighted-average number of basic shares outstanding during the period	24,208	23,565
Dilutive effect of SSARs/stock options and RSUs after application of treasury stock method	421	408
Dilutive effect of the Warrants	—	131
Weighted-average number of diluted shares outstanding during the period	24,629	24,104
Basic earnings per share	$1.40	$1.32
Diluted earnings per share	$1.37	$1.29

9.	Income Taxes

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

The Company’s total liability for unrecognized tax benefits as of September 30, 2015 and June 30, 2015 was $6.3 million and $6.2 million, respectively. Of the $6.3 million unrecognized tax benefit at September 30, 2015, $1.3 million, if recognized, would impact the Company’s effective tax rate.

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

	Domestic	International	Total
Three Months Ended September 30, 2015
Revenue from external customers	$785,678	$36,764	$822,442
Net income attributable to CACI	31,138	2,664	33,802
Three Months Ended September 30, 2014
Revenue from external customers	$779,531	$35,195	$814,726
Net income attributable to CACI	28,686	2,444	31,130

11.	Fair Value of Financial Instruments

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

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and June 30, 2015, and the level they fall within the fair value hierarchy (in thousands):

			September 30,	June 30,
	Financial Statement	Fair Value	2015	2015
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other long-term liabilities	Level 3	$4,934	$—
Interest rate swap agreements	Other long-term liabilities	Level 2	$16,731	$11,728

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Contingent consideration at September 30, 2015 relates to the Rockshore business acquired by the Company’s U.K. operations on July 1, 2015.  In connection with this business acquisition, the Company agreed to pay up to a maximum of 3.5 million pounds (or approximately $5.5 million USD) in cash to the seller if the Rockshore business achieves certain earnings targets during the two year period subsequent to acquisition.   The Company determined the fair value of the contingent consideration based on an evaluation of the most likely outcome and the application of an appropriate discount rate. As of the acquisition date, the Company estimated the maximum amount of contingent consideration will be earned.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the three months ended September 30, 2015, this remeasurement did not result in a significant change to the liability recorded.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such statements are subject to factors that could cause actual results to differ materially from anticipated results.  The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States and globally (including the impact of uncertainty regarding U.S. debt limits and actions taken related thereto); terrorist activities or war; changes in interest rates; currency fluctuations; significant fluctuations in the equity markets; changes in our effective tax rate; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns, implementation of spending cuts (sequestration) under the Budget Control Act of 2011, changes in budgetary priorities, or in the event of a priority need for funds, such as homeland security; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government audits and reviews conducted by the Defense Contract Audit Agency, the Defense Contract Management Agency, or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, and (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; the ability to successfully integrate the operations of our recent and any future acquisitions; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our SEC filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We derived 93.5 percent and 93.6 percent of our revenue during the three months ended September 30, 2015 and 2014, respectively, from contracts with U.S. government agencies.  These were derived through both prime and subcontractor relationships.  We also provide services to state and local governments, commercial customers, and through our international operations, to non-U.S. government agencies.  We provide our services and solutions to our customers in the following market areas:

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

•

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

•

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

•

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

•

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

•

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

•

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

•

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

•

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

•

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

•

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

We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration.  Since March 2013, the federal government has been operating under sequestration required by the Budget Control Act of 2011 (BCA).  Under sequestration, reductions in both defense and civil agency expenditures have taken place in each of the government’s fiscal years since 2013 and, unless the BCA is amended or repealed, will continue through the government’s Fiscal Year 2021.  On October 1, 2015, the U.S. Government began operating under a continuing resolution (CR) as a result of there being no annual appropriations bills signed into law prior to the start of the government’s Fiscal Year 2016 on that date.  The CR funds the government through December 11, 2015.  At the end of October 2015, the Bipartisan Budget Act of 2015 (BBA) was passed and signed into law. The legislation raises the discretionary spending caps under the BCA by $50 billion and $30 billion in the government’s Fiscal Years 2016 and 2017, respectively.  As a result of this legislation, Congress is expected to continue the Fiscal Year 2016 appropriations process in order for the government to keep operating beyond December 11, 2015. We expect the impact of the above legislation on contracts and task orders we hold, and may receive, to continue throughout our FY2016.

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

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,				Change
(dollars in thousands)	2015		2014		$	%
Department of Defense	$543,519	66.1%	$554,298	68.0%	$(10,779)	(1.9)%
Federal civilian agencies	225,423	27.4	208,245	25.6	17,178	8.2
Commercial and other	52,716	6.4	50,794	6.2	1,922	3.8
State and local governments	784	0.1	1,389	0.2	(605)	(43.6)
Total	$822,442	100.0%	$814,726	100.0%	$7,716	0.9%

For the three months ended September 30, 2015, total revenue increased by 0.9 percent, or $7.7 million, over the same period a year ago.  This increase in revenue was primarily attributable to the growth in existing contracts and new business won in FY15 in the federal civilian agencies offset by a reduction in DoD material purchases.

DoD revenue decreased 1.9 percent, or $10.8 million, for the three months ended September 30, 2015, as compared to the same period a year ago, as a result of reductions in material costs from reduced Afghanistan requirements.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 8.2 percent, or $17.2 million, for the three months ended September 30, 2015, as compared to the same period a year ago.  This increase was primarily attributable to the growth in existing and new business awarded in FY15.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 3.8 percent, or $1.9 million mainly from our international and domestic technology services and cybersecurity products, during the three months ended September 30, 2015, as compared to the same period a year ago. This revenue increase is a result of timing of product orders and acquisition revenue.  International operations accounted for 69.7 percent, or $36.8 million, of total commercial revenue, while domestic operations accounted for 30.3 percent, or $15.9 million.

Revenue from state and local governments decreased by 43.6 percent, or $0.6 million for the three months ended September 30, 2015, as compared to the same period a year ago.  This reduction is due to technology services contract completions.  Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended September 30, 2015 and 2014.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bore to revenue for the three months ended September 30, 2015 and 2014, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	September 30,		September 30,		Change
(dollars in thousands)	2015	2014	2015	2014	$	%
Revenue	$822,442	$814,726	100.0%	100.0%	$7,716	0.9%
Costs of revenue
Direct costs	537,424	536,604	65.4	65.9	820	0.2
Indirect costs and selling expenses	205,700	200,827	25.0	24.6	4,873	2.4
Depreciation and amortization	14,811	17,236	1.8	2.1	(2,425)	(14.1)
Total costs of revenue	757,935	754,667	92.2	92.6	3,268	0.4
Income from operations	64,507	60,059	7.8	7.4	4,448	7.4
Interest expense and other, net	9,182	9,080	1.1	1.2	102	1.1
Income before income taxes	55,325	50,979	6.7	6.2	4,346	8.5
Income taxes	21,523	19,722	2.6	2.4	1,801	9.1
Net income	33,802	31,257	4.1	3.8	2,545	8.1
Noncontrolling interest	—	(127)	—	—	127
Net income attributable to CACI	$33,802	$31,130	4.1%	3.8%	$2,672	8.6%

Income from operations for the three months ended September 30, 2015 was $64.5 million. This was an increase of $4.4 million, or 7.4 percent, from income from operations of $60.1 million for the three months ended September 30, 2014. Our operating margin of 7.8 percent for the period ended September 30, 2015 increased from 7.4 percent during the period ended September 30, 2014. This increase was primarily attributable to lower depreciation and amortization, the increased work on existing contracts, and new business won in FY15 impacting the first quarter of FY2016.

As a percentage of revenue, direct costs were 65.4 and 65.9 percent for the three months ended September 30, 2015 and 2014, respectively. Direct costs include direct labor and other direct costs (ODCs), which include, among other costs, subcontracted labor and material purchases.  ODCs are common in our industry and may vary from period to period.  The single largest component of direct costs, direct labor, was $270.5 and $258.1 million for the three months ended September 30, 2015 and 2014, respectively.  ODCs were $267.0 and $278.5 million during the three months ended September 30, 2015 and 2014, respectively.  The decrease in ODCs was primarily driven by reductions in material purchases resulting from reduced Afghanistan requirements.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor, and other discretionary expenses.  As a percentage of revenue, indirect costs and selling expenses were 25.0 and 24.6 percent for the three months ended September 30, 2015 and 2014, respectively.  The increase in indirect and selling expenses is mainly due to increased fringe costs required for the increased direct labor.

Depreciation and amortization expense decreased $2.4 million or 14.1 percent for the three months ended September 30, 2015 as compared to the same period a year ago.  This decrease was primarily attributable to lower amortization of intangible assets from run-off of amortization related to prior acquisitions.

Interest expense and other, net was $9.2 million and $9.1 million during the three months ended September 30, 2015 and 2014, respectively.  The variance is minor as a result of increased interest swap costs offset by lower debt balance interest costs.

The effective tax rate was 38.9 percent and 38.8 percent during the three months ended September 30, 2015 and 2014, respectively.  The change in the value of the assets in the corporate owned life insurance (COLI) unfavorably affected the tax rate for the first quarter of FY2015 and FY2016.  If gains or losses on these COLI investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2016.

Liquidity and Capital Resources

As of September 30, 2015, the aggregate amount of committed financing under our Credit Facility was a $1,681.3 million credit facility, which included an $850.0 million revolving credit facility (the Revolving Facility), and an $831.3 million term loan (the Term Loan).  The Credit Facility matures on June 1, 2020.

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $75.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of September 30, 2015, we had $230.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $9.7 million through June 30, 2018 and $19.5 million thereafter until the balance is due in full on June 1, 2020.  As of September 30, 2015, $769.6 million was outstanding under the Term Loan.

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

Cash and cash equivalents were $29.0 and $35.4 million as of September 30, 2015 and June 30, 2015, respectively. Our operating cash flow was $78.5 million for the three months ended September 30, 2015 compared to $111.7 million for the same period a year ago. The decrease year-over-year is a result of changes in prepaid expenses, accrued compensation and accounts payable which are mainly driven by timing of payments.  Days-sales outstanding was 58 at September 30, 2015, compared to 61 days at September 30, 2014 and is a result of improved cash collections.

We used cash in investing activities of $8.0 and $2.2 million for the three months ended September 30, 2015 and 2014, respectively.  During the three months ended September 30, 2015 we paid $2.8 million for a business acquisition.  Purchases of office and computer related equipment was $4.5 million and $3.4 million as of September 30, 2015 and 2014, respectively.

Cash flows used in financing activities were $76.2 million and $73.3 million during the three months ended September 30, 2015 and September 30, 2014.  During the three months ended September 30, 2015 and September 30, 2014 we had net payments under our credit facility of $74.7 million and $70.4 million, respectively.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, motor vehicles in the U.K., and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2015. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of September 30, 2015, we had an outstanding letter of credit of $0.4 million. We have no other material off-balance sheet financing arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $600 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the three months ended September 30, 2015 would have fluctuated by approximately $1.2 million.

Approximately 4.5 percent and 4.3 percent of our total revenue in three months ended September 30, 2015 and 2014, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2015, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $15.2 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2015.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2015.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Al Shimari, et al. v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2015 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio.  The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc.  Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Since the filing of Registrant’s report described above, on remand, Defendant CACI Premier Technology, Inc. moved to dismiss Plaintiffs’ claims based upon the political question doctrine.  On June 18, 2015, the Court issued an Order granting Defendant CACI Premier Technology, Inc.’s motion to dismiss, and on June 26, 2015 entered a final judgment in favor of Defendant CACI Premier Technology, Inc.

On July 23, 2015, Plaintiffs filed a Notice of Appeal of the district court’s June 2015 decision.

Abbass, et al v. CACI Premier Technology, Inc. and CACI International Inc, Case No. 1:13CV1186-LMB/JFA (EDVA)

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2015 for the most recently filed information concerning the suit filed in the United States District Court for the Eastern District of Virginia.  The lawsuit names CACI International Inc and CACI Premier Technology, Inc. as Defendants.  Plaintiffs seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Since the filing of Registrant’s report described above, the case remains stayed.

We are vigorously defending the above-described legal proceedings, and, based on our present knowledge of the facts, believe the lawsuits are completely without merit.

Item 1A.  Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2015. There have been no material changes from the risk factors described in that report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2015	9,794	$81.07	1,044,727	205,273
August 2015	—	—	—	—
September 2015	—	—	—	—
Total	9,794	$81.07	1,044,727

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

101

The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: October 30, 2015	By:	/s/ Kenneth Asbury
Kenneth Asbury
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 30, 2015	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 30, 2015	By:	/s/ Gregory W. Buckis, Sr.
Gregory W. Buckis, Sr.
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)