Form 10-Q
period 2015-12-31
CACI INTERNATIONAL INC /DE/
filed 2016-02-05
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 2, 2016: CACI International Inc Common Stock, $0.10 par value, 24,252,671 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2015	2014
Revenue	$830,437	$815,423
Costs of revenue:
Direct costs	547,140	546,694
Indirect costs and selling expenses	213,144	204,406
Depreciation and amortization	14,670	16,795
Total costs of revenue	774,954	767,895
Income from operations	55,483	47,528
Interest expense and other, net	8,180	8,600
Income before income taxes	47,303	38,928
Income taxes	16,965	14,292
Net income	30,338	24,636
Noncontrolling interest	—	6
Net income attributable to CACI	$30,338	$24,642
Basic earnings per share	$1.25	$1.03
Diluted earnings per share	$1.23	$1.01
Weighted-average basic shares outstanding	24,246	23,890
Weighted-average diluted shares outstanding	24,681	24,314

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended
	December 31,
	2015	2014
Revenue	$1,652,879	$1,630,149
Costs of revenue:
Direct costs	1,084,564	1,083,298
Indirect costs and selling expenses	418,844	405,233
Depreciation and amortization	29,481	34,031
Total costs of revenue	1,532,889	1,522,562
Income from operations	119,990	107,587
Interest expense and other, net	17,362	17,680
Income before income taxes	102,628	89,907
Income taxes	38,488	34,014
Net income	64,140	55,893
Noncontrolling interest	—	(121)
Net income attributable to CACI	$64,140	$55,772
Basic earnings per share	$2.65	$2.35
Diluted earnings per share	$2.60	$2.30
Weighted-average basic shares outstanding	24,227	23,728
Weighted-average diluted shares outstanding	24,655	24,210

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net income	$30,338	$24,636	$64,140	$55,893
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,337)	(5,832)	(7,747)	(12,615)
Change in fair value of interest rate swap agreements, net of tax	3,832	(2,621)	798	(818)
Other comprehensive (loss) income, net of tax	495	(8,453)	(6,949)	(13,433)
Comprehensive income	30,833	16,183	57,191	42,460
Noncontrolling interest	—	6	—	(121)
Comprehensive income attributable to CACI	$30,833	$16,189	$57,191	$42,339

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	December 31,	June 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$68,997	$35,364
Accounts receivable, net	561,091	596,155
Deferred income taxes	4,393	10,350
Prepaid expenses and other current assets	41,177	34,591
Total current assets	675,658	676,460
Goodwill	2,203,668	2,189,816
Intangible assets, net	183,084	195,182
Property and equipment, net	59,441	63,689
Supplemental retirement savings plan assets	87,682	89,012
Accounts receivable, long-term	8,097	8,188
Other long-term assets	35,655	34,769
Total assets	$3,253,285	$3,257,116
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$38,965	$38,965
Accounts payable	65,817	56,840
Accrued compensation and benefits	168,369	185,830
Other accrued expenses and current liabilities	126,156	118,046
Total current liabilities	399,307	399,681
Long-term debt, net of current portion	955,491	1,029,335
Supplemental retirement savings plan obligations, net of current portion	77,005	76,860
Deferred income taxes	217,423	210,587
Other long-term liabilities	59,216	60,381
Total liabilities	1,708,442	1,776,844
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized; 41,685 shares issued and 24,250 outstanding at December 31, 2015 and 41,622 shares issued and 24,184 outstanding at June 30, 2015	4,169	4,162
Additional paid-in capital	555,346	547,979
Retained earnings	1,583,289	1,519,149
Accumulated other comprehensive loss	(21,909)	(14,960)
Treasury stock, at cost (17,435 and 17,438 shares, respectively)	(576,187)	(576,193)
Total CACI shareholders’ equity	1,544,708	1,480,137
Noncontrolling interest	135	135
Total shareholders’ equity	1,544,843	1,480,272
Total liabilities and shareholders’ equity	$3,253,285	$3,257,116

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,140	$55,893
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	29,481	34,031
Amortization of deferred financing costs	1,152	1,378
Stock-based compensation expense	8,473	6,194
Deferred income tax expense	12,045	15,355
Equity in earnings of unconsolidated ventures	(98)	(407)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	35,216	(7,443)
Prepaid expenses and other assets	(7,170)	630
Accounts payable and other accrued expenses	11,870	16,543
Accrued compensation and benefits	(16,998)	(9,945)
Income taxes payable and receivable	(2,768)	(18,318)
Supplemental retirement savings plan obligations and other long-term liabilities	(647)	(635)
Net cash provided by operating activities	134,696	93,276
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,642)	(7,330)
Cash paid for business acquisitions, net of cash acquired	(15,578)	—
Net investments in unconsolidated joint ventures	—	460
Other	(684)	636
Net cash used in investing activities	(23,904)	(6,234)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities, net of financing costs	154,488	148,222
Principal payments made under bank credit facilities	(228,982)	(263,750)
Proceeds from employee stock purchase plans	1,577	1,745
Repurchases of common stock	(1,689)	(1,776)
Payment of taxes for equity transactions	(2,560)	(6,401)
Other	1,395	2,600
Net cash used in financing activities	(75,771)	(119,360)
Effect of exchange rate changes on cash and cash equivalents	(1,388)	(1,269)
Net increase (decrease) in cash and cash equivalents	33,633	(33,587)
Cash and cash equivalents, beginning of period	35,364	64,461
Cash and cash equivalents, end of year	$68,997	$30,874
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$28,237	$29,001
Cash paid during the period for interest	$16,362	$16,818
Non-cash financing and investing activities:
Accrued capital expenditures	$266	$—

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of December 31, 2015 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 6 and 12.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2015.  The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

2.	Acquisitions

On July 1, 2015, U.K. based CACI Limited acquired 100 percent of the outstanding shares of Rockshore Group Ltd (Rockshore) and this business integrated into the international operating segment.  Rockshore uses its expertise in data aggregation, event processing, and business logic integration to provide real-time event processing and situational awareness to the telecom, aviation, and rail sectors.

On December 4, 2015, the Company acquired 100 percent of the outstanding shares of a business in the United States which provides security technology services and will be integrated into the domestic operating segment.

The initial purchase price for these two acquisitions was $18.8 million with up to an additional $10.5 million of contingent consideration to be paid upon achieving certain metrics.  The Company recognized fair values of the assets acquired and liabilities assumed and allocated $18.5 million to goodwill and $5.4 million to intangible assets primarily related to customer relationships and technology related to the acquisitions.

3.	Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The guidance in ASU 2015-17 is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2016, with early adoption permitted.  ASU 2015-17 is not expected to have a material effect on the Company’s consolidated financial statements.

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

4.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,	June 30,
	2015	2015
Customer contracts and related customer relationships	$524,067	$520,213
Acquired technologies	27,848	27,177
Covenants not to compete	3,380	3,417
Other	1,569	1,581
Intangible assets	556,864	552,388

Customer contracts and related customer relationships	(344,223)	(328,217)
Acquired technologies	(25,254)	(24,728)
Covenants not to compete	(3,266)	(3,241)
Other	(1,037)	(1,020)
Less accumulated amortization	(373,780)	(357,206)
Total intangible assets, net	$183,084	$195,182

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of December 31, 2015 is 13.4 years, and the weighted-average remaining period of amortization is 10.7 years.  The weighted-average period of amortization for acquired technologies as of December 31, 2015 is 10.0 years, and the weighted-average remaining period of amortization is 5.4 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2016, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2016 (six months)	$16,200
2017	30,247
2018	26,245
2019	21,771
2020	17,837
Thereafter	70,784
Total intangible assets, net	$183,084

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.	Goodwill

The changes in the carrying amount of goodwill for the year ended June 30, 2015 and the six months ended December 31, 2015 are as follows (in thousands):

Balance at June 30, 2014	$2,188,569
Goodwill acquired	8,946
Foreign currency translation	(7,699)
Balance at June 30, 2015	2,189,816
Goodwill acquired	18,509
Foreign currency translation	(4,657)
Balance at December 31, 2015	$2,203,668

6.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,	June 30,
	2015	2015
Bank credit facility – term loans	$759,814	$779,297
Bank credit facility – revolver loans	240,000	295,000
Principal amount of long-term debt	999,814	1,074,297
Less unamortized debt issuance costs	(5,358)	(5,997)
Total long-term debt	994,456	1,068,300
Less current portion	(38,965)	(38,965)
Long-term debt, net of current portion	$955,491	$1,029,335

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $850.0 million. As of December 31, 2015, the Company had $240.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $9.7 million through June 30, 2018 and $19.5 million thereafter until the balance is due in full on June 1, 2020. As of December 31, 2015, the Company had $759.8 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of December 31, 2015, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.9 percent.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of December 31, 2015, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

The Company has capitalized $11.3 million of debt issuance costs associated with the Sixth Amendment Credit Facility as of April 22, 2015. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. As of December 31, 2015, $5.4 million of the unamortized balance is included in long-term debt and $4.2 million is included in other long-term assets.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and six months ended December 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Gain (loss) recognized in other comprehensive income	$1,440	$(4,219)	$(4,016)	$(4,014)
Amounts reclassified to earnings from accumulated other comprehensive loss	2,392	1,598	4,814	3,196
Net current period other comprehensive income (loss)	$3,832	$(2,621)	$798	$(818)

The aggregate maturities of long-term debt at December 31, 2015 are as follows (in thousands):

Twelve months ending December 31,
2016	$38,965
2017	38,965
2018	58,447
2019	77,930
2020	785,507
Principal amount of long-term debt	999,814
Less unamortized debt issuance costs	(5,358)
Total long-term debt	$994,456

7.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services. The DCAA is currently nearing completion of its audit of the Company’s incurred cost submissions for the years ended June 30, 2009 and 2010, and an intelligence agency is currently nearing completion of its audit of direct costs on selected contracts through our fiscal year ended June 30, 2012.  In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

We are pursuing an appeal at the ASBCA of a determination made by the Army Contracting Command in response to an audit performed on behalf of the Special Inspector General for Afghanistan Reconstruction (SIGAR) of two task orders under which we performed work in Afghanistan.  We are appealing the Army’s determination that our methods for computing employee danger pay were incorrect, and needs to be changed.  The Company has accrued its current best estimate of the settlement with the Army for $0.1 million; however, in view of the inherent difficulty of predicting the outcome of the appeal the Company is unable to reasonably estimate a range of possible losses.

German Value-Added Taxes

The Company is under audit by the German tax authorities for issues related to value-added tax returns.  At this time, the Company has not been assessed any deficiency and, based on sound factual and legal precedent, believes it is in compliance with the applicable value-added tax regulations.  The Company has not accrued any liability for this matter because an unfavorable outcome is not considered probable.  The Company estimates the range of reasonably possible losses to be from zero to $3.5 million.

Virginia Sales and Use Tax Audit

The Company is under audit for sales and use tax related issues by the Commonwealth of Virginia. The Company has accrued its current best estimate of the potential outcome within its estimated range of $2.9 million to $5.2 million.

8.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Total stock-based compensation related to RSUs included in indirect costs and selling expense	$4,835	$3,574	$8,473	$6,194
Income tax benefit recognized for stock-based compensation expense	$1,734	$1,312	$3,177	$2,346

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

The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan is 12,450,000 as of December 31, 2015. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of December 31, 2015, cumulative grants of 13,752,970 equity instruments underlying the shares authorized have been awarded, and 4,191,958 of these instruments have been forfeited.

Activity related to SSARs/non-qualified stock options and RSUs during the six months ended December 31, 2015 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs
Outstanding, June 30, 2015	42,660	864,566
Granted	—	264,807
Exercised/Issued	(35,860)	(78,078)
Forfeited/Lapsed	(6,800)	(28,223)
Outstanding, December 31, 2015	—	1,023,072
Weighted-average grant date fair value for RSUs		$80.16

As of December 31, 2015, there was $37.0 million of total unrecognized compensation costs related to RSUs scheduled to be recognized over a weighted-average period of 2.8 years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive, including stock options and SSARs with an exercise price greater than the average market price of the Company’s common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are no longer subject to a market or performance condition.  There were no anti-dilutive common stock equivalents for the three or six months ended December 31, 2014 and 2015.  The PRSUs granted in September 2015 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares.  These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved.  The Warrants were included in the computation of diluted earnings per share during the three and six months ended December 31, 2014 because the strike price was lower than the average market price of a share of the Company stock during the period.  The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net income attributable to CACI	$30,338	$24,642	$64,140	$55,772
Weighted-average number of basic shares outstanding during the period	24,246	23,890	24,227	23,728
Dilutive effect of SSARs/stock options and RSUs after application of treasury stock method	435	331	428	370
Dilutive effect of the Warrants	—	93	—	112
Weighted-average number of diluted shares outstanding during the period	24,681	24,314	24,655	24,210
Basic earnings per share	$1.25	$1.03	$2.65	$2.35
Diluted earnings per share	$1.23	$1.01	$2.60	$2.30

10.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company is currently under examination by one foreign jurisdiction for the year ended June 30, 2012 and the IRS for the 2011 through 2013 pre-acquisition years of a Company subsidiary.  The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of December 31, 2015 and June 30, 2015 was $0.6 million and $6.2 million, respectively. Of the $0.6 million unrecognized tax benefit at December 31, 2015, $0.5 million, if recognized, would impact the Company’s effective tax rate.  During the six months ended December 31, 2015, unrecognized tax benefits decreased because the Company settled its U.K. audit with the local tax authorities.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

	Domestic	International	Total
Three Months Ended December 31, 2015
Revenue from external customers	$793,542	$36,895	$830,437
Net income attributable to CACI	26,628	3,710	30,338
Three Months Ended December 31, 2014
Revenue from external customers	$779,352	$36,071	$815,423
Net income attributable to CACI	21,531	3,111	24,642
Six Months Ended December 31, 2015
Revenue from external customers	$1,579,220	$73,659	$1,652,879
Net income attributable to CACI	57,766	6,374	64,140
Six Months Ended December 31, 2014
Revenue from external customers	$1,558,883	$71,266	$1,630,149
Net income attributable to CACI	50,217	5,555	55,772

12.	Fair Value of Financial Instruments

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and June 30, 2015, and the level they fall within the fair value hierarchy (in thousands):

			December 31,	June 30,
	Financial Statement	Fair Value	2015	2015
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other long-term liabilities	Level 3	$7,514	$—
Interest rate swap agreements	Other long-term liabilities	Level 2	$10,412	$11,728

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Both of the acquisitions completed during the six months ended December 31, 2015 (see Note 2) contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two and three year periods subsequent to each acquisition. The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the six months ended December 31, 2015, this remeasurement did not result in a significant change to the liability recorded.

13.	Subsequent Events

On February 1, 2016, CACI completed the acquisition of L-3 National Security Solutions, Inc. and L-3 Data Tactics, Inc. (together, “NSS”) for a purchase price of $550.0 million in cash, subject to adjustments for working capital and certain other items.  NSS is a prime mission partner to Department of Defense (DoD), intelligence agencies, and the U.S. Federal Civilian Government and employs approximately 4,000 professionals worldwide.  This acquisition will strengthen CACI’s government-information solutions services adding approximately $1.0 billion to CACI’s annual revenue.

CACI financed the transaction by borrowing under its existing revolving credit facility and by entering into an eighth amendment and first incremental facility amendment to its Credit Agreement to allow for the incurrence of $300 million in additional term loans.

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

We derived 93.5 percent of our revenue during both the six months ended December 31, 2015 and 2014, respectively, from contracts with U.S. government agencies.  These were derived through both prime and subcontractor relationships.  We also provide services to state and local governments, commercial customers, and through our international operations, to non-U.S. government agencies.  We provide our services and solutions to our customers in the following market areas:

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

•

Cyber Security – CACI cyber security solutions combine years of cyber and electronic warfare experience with unique, cutting-edge signals intelligence. We help protect vulnerable platforms, including airplanes, cell phones, weapons systems, and unmanned aerial vehicles, from cyber attacks, thereby safeguarding critical infrastructure. We provide comprehensive cyber support to a number of federal customers and the intelligence community. Our expertise ranges from traditional IT network security to nontraditional systems development, secure smartphone apps, and resilient platform engineering. Our rapid research and development, prototyping, and integration capabilities enable us to combat shifting, emerging threats. CACI's cyber security capabilities span a wide spectrum, delivering both traditional information technology (IT) network protection and nontraditional platform exploitation and defense. Our expertise, technologies, and proven cyber experience provide solutions that help protect our customers’ vital information and our nation’s critical infrastructure. We support all aspects of cyber operations for our intelligence community, DoD, and Department of Homeland Security customers, while advancing innovative analytics and secure mobility solutions.

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

We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration.  Since March 2013, the federal government has been operating under sequestration required by the Budget Control Act of 2011 (BCA).  Under sequestration, constraints on discretionary expenditures have taken place each of the government’s fiscal years since 2013 and, unless the BCA is amended or repealed, will continue through the government’s Fiscal Year 2021.  At the end of October 2015, the Bipartisan Budget Act of 2015 (BBA) was passed and signed into law. The legislation raises the discretionary spending caps under the BCA by $50 billion and $30 billion in the government’s Fiscal Years 2016 and 2017, respectively.  As a result of this legislation, Congress passed and the President signed into law on December 18, 2015 a $1.15 trillion Fiscal Year 2016 omnibus appropriations bill that keeps the government operating until September 30, 2016. We expect the potentially favorable impact of the above legislation on contracts and task orders we hold, and may receive, to continue throughout our FY2016.

We are continuously reviewing our operations in an attempt to identify those programs that are potentially at risk from the consequences of sequestration beyond the coverage of the BBA so that we can make appropriate contingency plans, should that be necessary.  We are experiencing reduced funding on some of our programs, and may experience further reductions, but we do not expect the cancellation of any of our major programs.

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

Results of Operations for the Three Months Ended December 31, 2015 and 2014

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended December 31, 2015 and 2014, respectively:

	Three Months Ended December 31,				Change
(dollars in thousands)	2015		2014		$	%
Department of Defense	$543,716	65.5%	$548,160	67.2%	$(4,444)	(0.8)%
Federal civilian agencies	232,773	28.0	213,378	26.2	19,395	9.1
Commercial and other	53,042	6.4	52,297	6.4	745	1.4
State and local governments	906	0.1	1,588	0.2	(682)	(42.9)
Total	$830,437	100.0%	$815,423	100.0%	$15,014	1.8%

For the three months ended December 31, 2015, total revenue increased by 1.8 percent, or $15.0 million, over the same period a year ago.  This increase in revenue was primarily attributable to the increase in investigations and litigation support and business systems contracts and new business won in FY15 in the federal civilian agencies offset by a reduction in DoD material purchases.

DoD revenue decreased 0.8 percent, or $4.4 million, for the three months ended December 31, 2015, as compared to the same period a year ago, as a result of reductions in material costs from reduced Afghanistan requirements.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 9.1 percent, or $19.4 million, for the three months ended December 31, 2015, as compared to the same period a year ago.  This increase was primarily attributable to the increase in investigations and litigation support and business systems contracts and new business awarded in FY15.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 1.4 percent, or $0.7 million, mainly from our international and domestic technology services and cybersecurity products, during the three months ended December 31, 2015, as compared to the same period a year ago. This revenue increase is a result of timing of product orders and revenue from acquisitions.  International operations accounted for 69.6 percent, or $36.9 million, of total commercial revenue, while domestic operations accounted for 30.4 percent, or $16.1 million.

Revenue from state and local governments decreased by 42.9 percent, or $0.7 million for the three months ended December 31, 2015, as compared to the same period a year ago.  This reduction is due to technology services contract completions.  Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended December 31, 2015 and 2014.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the three months ended December 31, 2015 and 2014, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	December 31,		December 31,		Change
(dollars in thousands)	2015	2014	2015	2014	$	%
Revenue	$830,437	$815,423	100.0%	100.0%	$15,014	1.8%
Costs of revenue
Direct costs	547,140	546,694	65.9	67.0	446	0.1
Indirect costs and selling expenses	213,144	204,406	25.7	25.1	8,738	4.3
Depreciation and amortization	14,670	16,795	1.7	2.1	(2,125)	(12.7)
Total costs of revenue	774,954	767,895	93.3	94.2	7,059	0.9
Income from operations	55,483	47,528	6.7	5.8	7,955	16.7
Interest expense and other, net	8,180	8,600	1.0	1.0	(420)	(4.9)
Income before income taxes	47,303	38,928	5.7	4.8	8,375	21.5
Income taxes	16,965	14,292	2.1	1.8	2,673	18.7
Net income	30,338	24,636	3.6	3.0	5,702	23.1
Noncontrolling interest	—	6	—	—	(6)	—
Net income attributable to CACI	$30,338	$24,642	3.6%	3.0%	$5,696	23.1%

Income from operations for the three months ended December 31, 2015 was $55.5 million. This was an increase of $8.0 million, or 16.7 percent, from income from operations of $47.5 million for the three months ended December 31, 2014. Our operating margin of 6.7 percent for the period ended December 31, 2015 increased from 5.8 percent during the period ended December 31, 2014. This increase was primarily attributable to lower depreciation and amortization, the increase in investigations and litigation support and business systems contracts, and new business won in FY15 impacting the second quarter of FY2016.

As a percentage of revenue, direct costs were 65.9 percent and 67.0 percent for the three months ended December 31, 2015 and 2014, respectively. Direct costs include direct labor and other direct costs (ODCs), which include, among other costs, subcontracted labor and material purchases.  ODCs are common in our industry and may vary from period to period.  The single largest component of direct costs, direct labor was $259.8 million and $257.3 million for the three months ended December 31, 2015 and 2014, respectively.  Direct labor increased in second quarter of FY16 as a result of civilian programs new business awarded in FY15.  ODCs were $287.3 million and $289.4 million during the three months ended December 31, 2015 and 2014, respectively.  The decrease in ODCs was primarily driven by reductions in material purchases resulting from reduced Afghanistan requirements.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor, and other discretionary expenses.  As a percentage of revenue, indirect costs and selling expenses were 25.7 percent and 25.1 percent for the three months ended December 31, 2015 and 2014, respectively.  The increase in indirect and selling expenses is mainly due to increased one-time costs associated with acquisitions, fringe benefits costs related to increased direct labor and incentive costs.

Depreciation and amortization expense decreased $2.1 million or 12.7 percent for the three months ended December 31, 2015 as compared to the same period a year ago.  This decrease was primarily attributable to lower amortization of intangible assets from run-off of amortization related to prior acquisitions.

Interest expense and other, net decreased $0.4 million or 4.9 percent during the three months ended December 31, 2015 as compared to the same period a year ago.  The decrease was primarily attributable to lower outstanding debt balances, partially offset by higher interest rates on our variable rate debt.

The effective tax rate was 35.9 percent and 36.7 percent during the three months ended December 31, 2015 and 2014, respectively.  The change in the value of the assets in the corporate owned life insurance (COLI) favorably affected the tax rate for the second quarter FY2015 and FY2016.  If gains or losses on these COLI investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2016.  The tax rate for both quarters was also favorably affected by the reinstatement of the work opportunity tax credit benefit.

Results of Operations for the Six Months Ended December 31, 2015 and 2014

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the six months ended December 31, 2015 and 2014, respectively:

	Six Months Ended December 31,				Change
(dollars in thousands)	2015		2014		$	%
Department of Defense	$1,087,235	65.8%	$1,102,458	67.6%	$(15,223)	(1.4)%
Federal civilian agencies	458,196	27.7	421,623	25.9	36,573	8.7
Commercial and other	105,758	6.4	103,091	6.3	2,667	2.6
State and local governments	1,690	0.1	2,977	0.2	(1,287)	(43.2)
Total	$1,652,879	100.0%	$1,630,149	100.0%	$22,730	1.4%

For the six months ended December 31, 2015, total revenue increased by 1.4 percent, or $22.7 million, over the same period a year ago.  This increase in revenue is attributable to increase in investigations and litigation support and business systems contracts and new business.

DoD revenue decreased 1.4 percent, or $15.2 million, for the six months ended December 31, 2015, as compared to the same period a year ago.  In addition to the factors which impacted our results for the three months ended December 31, 2015, our results for the six months ended December 31, 2015 were also impacted by lower subcontractor costs and ODCs resulting from the drawdown in Afghanistan and federal government budget-related reduction activities.

Revenue from federal civilian agencies increased 8.7 percent, or $36.6 million, for the six months ended December 31, 2015, as compared to the same period a year ago.  This increase was primarily attributable to the increase of our intelligence systems and services investigations and litigation support and business systems contracts and other new business.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 2.6 percent, or $2.7 million mainly from our international and domestic technology services and cybersecurity products, during the six months ended December 31, 2015, as compared to the same period a year ago.  Commercial revenue is derived from both international and domestic operations.  International operations accounted for 69.6 percent, or $73.7 million, of total commercial revenue, while domestic operations accounted for 30.4 percent, or $32.1 million.

Revenue from state and local governments decreased by 43.2 percent, or $1.3 million, for the six months ended December 31, 2015, as compared to the same period a year ago.  Revenue from state and local governments represented less than one percent of our total revenue for both the six months ended December 31, 2015 and 2014.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the six months ended December 31, 2015 and 2014, respectively.

	Dollar Amount		Percentage of Revenue
	Six Months Ended		Six Months Ended
	December 31,		December 31,		Change
(dollars in thousands)	2015	2014	2015	2014	$	%
Revenue	$1,652,879	$1,630,149	100.0%	100.0%	$22,730	1.4%
Costs of revenue
Direct costs	1,084,564	1,083,298	65.6	66.4	1,266	0.1
Indirect costs and selling expenses	418,844	405,233	25.3	24.9	13,611	3.4
Depreciation and amortization	29,481	34,031	1.8	2.1	(4,550)	(13.4)
Total costs of revenue	1,532,889	1,522,562	92.7	93.4	10,327	0.7
Income from operations	119,990	107,587	7.3	6.6	12,403	11.5
Interest expense and other, net	17,362	17,680	1.1	1.1	(318)	(1.8)
Income before income taxes	102,628	89,907	6.2	5.5	12,721	14.1
Income taxes	38,488	34,014	2.3	2.1	4,474	13.2
Net income	64,140	55,893	3.9	3.4	8,247	14.8
Noncontrolling interest	—	(121)	—	—	121	—
Net income attributable to CACI	$64,140	$55,772	3.9%	3.4%	$8,368	15.0%

Income from operations for the six months ended December 31, 2015 was $120.0 million.  This is an increase of $12.4 million, or 11.5 percent, from income from operations of $107.6 million for the six months ended December 31, 2014.  Our operating margin increased to 7.3 percent from 6.6 percent during the same period a year ago.  The increase in our income from operations and our operating margin was primarily due to lower depreciation and amortization, increase in investigations and litigation support and business systems contracts, and new business won in FY15 impacting the first six months of FY16.

As a percentage of revenue, direct costs were 65.6 percent and 66.4 percent for the six months ended December 31, 2015 and 2014, respectively.  Direct costs include direct labor and ODCs.  Direct labor was $530.3 million and $515.4 million for the six months ended December 31, 2015 and 2014, respectively.  ODCs were $554.3 million and $567.9 million during the six months ended December 31, 2015 and 2014, respectively.  This decrease was primarily driven by a decrease in subcontractor costs and ODCs as a result of the drawdown in Afghanistan and federal government budget-related reduction activities.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses.  As a percentage of revenue, indirect costs and selling expenses were 25.3 percent and 24.9 percent for the six months ended December 31, 2015 and 2014.  This $13.6 million increase in indirect and selling expenses is mainly due to increased one-time costs associated with acquisitions, fringe benefits costs related to increased direct labor and incentive costs.

Depreciation and amortization expense was $29.5 million and $34.0 million for the six months ended December 31, 2015 and 2014, respectively.  This decrease of $4.6 million, or 13.4 percent, was primarily attributable to lower amortization of intangible assets from run-off amortization related to prior acquisitions.

Interest expense and other, net decreased $0.3 million, or 1.8 percent, during the six months ended December 31, 2015 as compared to the same period a year ago.  The decrease was primarily attributable to lower outstanding debt balances, partially offset by higher interest rates on our variable rate debt.

The effective tax rate was 37.5 percent and 37.9 percent during the six months ended December 31, 2015 and 2014, respectively.  The tax rate reported for the six month period was unfavorably impacted by non-taxable losses and favorably impacted by non-taxable gains on assets invested in COLI policies during the respective first six months of December 31, 2015 and December 31, 2014.  If gains or losses on those investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2016.  For the six months ended December 31, 2015 and December 31, 2014, the tax rate was also favorably affected by the reinstatement of the work opportunity tax credit benefit.

Liquidity and Capital Resources

As of December 31, 2015, the aggregate amount of committed financing under our Credit Facility was a $1,681.3 million credit facility, which included an $850.0 million revolving credit facility (the Revolving Facility), and an $831.3 million term loan (the Term Loan).  The Credit Facility matures on June 1, 2020.

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $75.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of December 31, 2015, we had $240.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $9.7 million through June 30, 2018 and $19.5 million thereafter until the balance is due in full on June 1, 2020.  As of December 31, 2015, $759.8 million was outstanding under the Term Loan.

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

Cash and cash equivalents were $69.0 million and $35.4 million as of December 31, 2015 and June 30, 2015, respectively. Our operating cash flow was $134.7 million for the six months ended December 31, 2015 compared to $93.3 million for the same period a year ago. The increase year-over-year is a result of collections on accounts receivable and reduced cash tax payments offset by payments of accrued compensation and benefits which are mainly driven by timing of payments.  Days-sales outstanding was 60 at December 31, 2015, compared to 67 days at December 31, 2014 and is a result of improved cash collections.

We used cash in investing activities of $23.9 million and $6.2 million for the six months ended December 31, 2015 and 2014, respectively.  During the six months ended December 31, 2015 we paid $15.6 million for business acquisitions.  Purchases of office and computer related equipment was $7.6 million and $7.3 million as of December 31, 2015 and 2014, respectively.

Cash flows used in financing activities were $75.8 million and $119.4 million during the six months ended December 31, 2015 and December 31, 2014.  During the six months ended December 31, 2015 and December 31, 2014 we had net payments under our credit facility of $74.5 million and $115.5 million, respectively.

We believe that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months.  On February 1, in order to fund the NSS acquisition, we borrowed under the existing Revolving Credit Facility $250.0 million and modified the existing Credit Facility to add $300.0 million of additional term loans.  We may in the future seek to borrow additional amounts under a long-term debt security.  Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under the Credit Facility and any other indebtedness we may incur will depend on our future financial performance which will be affected by many factors outside of our control, including worldwide economic and financial market conditions.

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, motor vehicles in the U.K., and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2015. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of December 31, 2015, we had an outstanding letter of credit of $0.4 million. We have no other material off-balance sheet financing arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $600 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the six months ended December 31, 2015 would have fluctuated by approximately $2.2 million.

Approximately 4.5 percent and 4.4 percent of our total revenue in six months ended December 31, 2015 and 2014, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2015, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $26.6 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2015.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2015.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2015	11,035	$81.10	1,055,762	194,238
November 2015	—	—	—	—
December 2015	—	—	—	—
Total	11,035	$81.10	1,055,762

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

2.1	Stock Purchase Agreement, dated as of December 7, 2015, by and among CACI International Inc, CACI, Inc.-Federal and L-3 Communications Corporation		8-K	December 8, 2015	2.1

10.1	Eighth Amendment dated January 29, 2016 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks		8-K	February 3, 2016	10.9

10.2	First Incremental Facility Amendment dated February 1, 2016 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks		8-K	February 3, 2016	10.10

31.1	Section 302 Certification Kenneth Asbury	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Kenneth Asbury	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101

The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: February 5, 2016	By:	/s/ Kenneth Asbury
Kenneth Asbury
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 5, 2016	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: February 5, 2016	By:	/s/ Gregory W. Buckis, Sr.
Gregory W. Buckis, Sr.
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)