Form 10-Q
period 2016-03-31
CACI INTERNATIONAL INC /DE/
filed 2016-05-02
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of May 2, 2016: CACI International Inc Common Stock, $0.10 par value, 24,319,046 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$977,274	$817,797
Costs of revenue:
Direct costs	647,489	542,841
Indirect costs and selling expenses	249,477	205,174
Depreciation and amortization	16,632	16,067
Total costs of revenue	913,598	764,082
Income from operations	63,676	53,715
Interest expense and other, net	11,115	8,473
Income before income taxes	52,561	45,242
Income taxes	18,533	16,185
Net income	34,028	29,057
Noncontrolling interest	—	(18)
Net income attributable to CACI	$34,028	$29,039
Basic earnings per share	$1.40	$1.20
Diluted earnings per share	$1.38	$1.18
Weighted-average basic shares outstanding	24,277	24,165
Weighted-average diluted shares outstanding	24,716	24,527

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended
	March 31,
	2016	2015
Revenue	$2,630,153	$2,447,946
Costs of revenue:
Direct costs	1,732,053	1,626,139
Indirect costs and selling expenses	668,321	610,407
Depreciation and amortization	46,113	50,098
Total costs of revenue	2,446,487	2,286,644
Income from operations	183,666	161,302
Interest expense and other, net	28,477	26,153
Income before income taxes	155,189	135,149
Income taxes	57,021	50,199
Net income	98,168	84,950
Noncontrolling interest	—	(139)
Net income attributable to CACI	$98,168	$84,811
Basic earnings per share	$4.05	$3.55
Diluted earnings per share	$3.98	$3.49
Weighted-average basic shares outstanding	24,243	23,871
Weighted-average diluted shares outstanding	24,675	24,313

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net income	$34,028	$29,057	$98,168	$84,950
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,270)	(6,578)	(11,017)	(19,193)
Change in fair value of interest rate swap agreements, net of tax	(3,581)	(3,142)	(2,783)	(3,960)
Other comprehensive (loss) income, net of tax	(6,851)	(9,720)	(13,800)	(23,153)
Comprehensive income	27,177	19,337	84,368	61,797
Noncontrolling interest	—	(18)	—	(139)
Comprehensive income attributable to CACI	$27,177	$19,319	$84,368	$61,658

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	March 31,	June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$34,813	$35,364
Accounts receivable, net	765,506	596,155
Prepaid expenses and other current assets	72,756	34,591
Total current assets	873,075	666,110
Goodwill	2,609,903	2,189,816
Intangible assets, net	286,476	195,182
Property and equipment, net	81,799	63,689
Supplemental retirement savings plan assets	88,885	89,012
Accounts receivable, long-term	7,889	8,188
Other long-term assets	31,391	30,033
Total assets	$3,979,418	$3,242,030
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$53,965	$38,965
Accounts payable	112,065	56,840
Accrued compensation and benefits	214,000	185,830
Other accrued expenses and current liabilities	163,359	118,046
Total current liabilities	543,389	399,681
Long-term debt, net of current portion	1,431,437	1,024,599
Supplemental retirement savings plan obligations, net of current portion	77,323	76,860
Deferred income taxes	269,062	200,237
Other long-term liabilities	86,161	60,381
Total liabilities	2,407,372	1,761,758
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized; 41,743 shares issued and 24,308 outstanding at March 31, 2016 and 41,622 shares issued and 24,184 outstanding at June 30, 2015	4,174	4,162
Additional paid-in capital	555,367	547,979
Retained earnings	1,617,317	1,519,149
Accumulated other comprehensive loss	(28,760)	(14,960)
Treasury stock, at cost (17,435 and 17,438 shares, respectively)	(576,187)	(576,193)
Total CACI shareholders’ equity	1,571,911	1,480,137
Noncontrolling interest	135	135
Total shareholders’ equity	1,572,046	1,480,272
Total liabilities and shareholders’ equity	$3,979,418	$3,242,030

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$98,168	$84,950
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	46,113	50,098
Amortization of deferred financing costs	2,101	2,062
Stock-based compensation expense	13,329	10,051
Deferred income tax expense	14,212	25,682
Equity in earnings of unconsolidated ventures	(229)	(610)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	42,184	15,774
Prepaid expenses and other assets	(9,773)	(5,605)
Accounts payable and other accrued expenses	(4,020)	40,486
Accrued compensation and benefits	(10,099)	(6,644)
Income taxes payable and receivable	(892)	(25,538)
Supplemental retirement savings plan obligations and other long-term liabilities	(2,750)	(298)
Net cash provided by operating activities	188,344	190,408
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,232)	(13,128)
Cash paid for business acquisitions, net of cash acquired	(587,821)	—
Net investments in unconsolidated joint ventures	—	542
Other	151	793
Net cash used in investing activities	(600,902)	(11,793)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	844,000	294,633
Principal payments made under bank credit facilities	(414,973)	(498,140)
Payment of financing costs under bank credit facilities	(9,290)	—
Proceeds from employee stock purchase plans	2,289	2,499
Proceeds from exercise of stock options	—	691
Repurchases of common stock	(2,400)	(2,587)
Payment of taxes for equity transactions	(7,479)	(7,168)
Other	1,489	2,899
Net cash provided by (used in) financing activities	413,636	(207,173)
Effect of exchange rate changes on cash and cash equivalents	(1,629)	(2,351)
Net decrease in cash and cash equivalents	(551)	(30,909)
Cash and cash equivalents, beginning of period	35,364	64,461
Cash and cash equivalents, end of year	$34,813	$33,552
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$45,606	$41,743
Cash paid during the period for interest	$26,304	$25,251
Non-cash financing and investing activities:
Accrued capital expenditures	$956	$—

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of March 31, 2016 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 6 and 12.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2015.  The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

2.	Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including income tax consequences and classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Additionally, excess tax benefits will be classified as an operating activity on the statement of cash flows. In regards to forfeitures, the entity can make an accounting policy election to either recognize forfeitures as they occur or estimate the number of awards expected to be forfeited.  The guidance in ASU 2016-09 is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2016.  The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the existing guidance on accounting for leases.  The new standard requires lessees to put virtually all leases on the balance sheet by recognizing lease assets and lease liabilities. Lessor accounting is largely unchanged from that applied under previous guidance. The amended guidance is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2018, and requires a modified retrospective approach.  Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The guidance in ASU 2015-17 is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2016, with early adoption permitted.  The Company early adopted this standard as of January 1, 2016 and applied the standard retrospectively.  As a result of adopting this standard, current deferred tax assets of $10.4 million were reclassified to net non-current deferred tax liabilities as of June 30, 2015.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which simplifies the accounting for adjustments made to preliminary amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. Instead, adjustments will be recognized in the period in which the adjustments are determined, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. The Company early adopted this standard as of January 1, 2016, and will prospectively apply the standard to business combination adjustments identified after the date of adoption.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under the new standard, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in ASU 2015-03 is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2015.  The Company early adopted this standard as of January 1, 2016 and applied the standard retrospectively.  As a result of adopting this standard, $4.7 million of debt issuance costs were reclassified from other long-term assets to long-term debt as of June 30, 2015.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. On July 9, 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017, using either a full retrospective approach or a modified approach. Early adoption up to the original effective date is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

3.	Acquisitions

NSS Acquisition

On February 1, 2016, the Company acquired 100 percent of the outstanding shares of L-3 National Security Solutions, Inc. and L-3 Data Tactics Corporation (together, “NSS”).  NSS is a prime mission partner to the U.S. Department of Defense (DoD), U.S. government intelligence agencies, and U.S. federal civilian agencies.  The acquisition will expand CACI’s opportunities in many of our key market areas and expand our current customer base.  CACI financed the acquisition by borrowing $250.0 million under its existing revolving facility and by entering into an eighth amendment and first incremental facility amendment to its credit facility to allow for the incurrence of $300.0 million in additional term loans.

The initial purchase consideration paid at closing to acquire NSS was $550.0 million plus $11.2 million representing a preliminary net working capital adjustment.  Subsequent to closing, CACI estimated that a refund of $13.3 million is due from the sellers for the final net working capital adjustment, which is recorded within prepaid expenses and other current assets on the consolidated balance sheet.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CACI is in the process of finalizing its valuation of all the assets acquired and liabilities assumed. As the amounts recorded for certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date.  The final determination of fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date as permitted under GAAP. The NSS acquisition could necessitate the need to use the full one year measurement period to adequately analyze and assess a number of factors used in establishing the asset and liability fair values as of the acquisition date, including receivables and deferred revenue, property and equipment, contractual obligations, income tax obligations, and certain reserves. Any potential adjustments made could be material in relation to the preliminary values presented in the table below. Based on the Company’s preliminary valuation, the total estimated consideration of $547.9 million has been allocated to assets acquired and liabilities assumed as follows (in thousands):

Cash and cash equivalents	$2,596
Accounts receivable	210,441
Prepaid expenses and other current assets	11,574
Property and equipment	21,938
Intangible assets	110,500
Goodwill	385,755
Other long-term assets	437
Accounts payable	(57,616)
Accrued compensation and benefits	(38,953)
Other accrued expenses and current liabilities	(37,855)
Deferred income taxes	(55,641)
Other long-term liabilities	(5,280)
Total estimated consideration	$547,896

The goodwill of $385.8 million is largely attributable to the assembled workforce of NSS and expected synergies between the Company and NSS.  The estimated fair value attributed to intangible assets, which consists of customer contracts and related customer relationships, is being amortized on an accelerated basis over approximately 15 years.  The fair value attributed to the intangible assets acquired was based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques.  Of the value attributed to goodwill and intangible assets, $47.7 million is deductible for income tax purposes.

From the February 1, 2016 acquisition date through March 31, 2016, NSS generated $171.9 million of revenue and $5.6 million of net income. NSS’ net income includes the impact of $1.7 million of amortization of customer contracts and customer relationships. NSS’ net income does not include the impact of acquisition-related expenses incurred by CACI.

CACI incurred $7.3 million of acquisition-related expenses during the nine months ended March 31, 2016, which are included in indirect costs and selling expenses.  Additionally, CACI incurred $3.2 million of integration and restructuring costs from the acquisition date through March 31, 2016.

The following pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the years presented or the results which may occur in the future. The following unaudited pro forma results of operations assume the NSS acquisition had occurred on July 1, 2014 (in thousands except per share amounts):

	Nine Months Ended March 31,
	2016	2015
Revenue	$3,305,097	$3,270,509
Net loss attributable to CACI	(343,467)	(58,454)
Basic EPS	(14.17)	(2.45)
Diluted EPS	(14.17)	(2.45)

Pro forma net losses shown above include NSS’ historical goodwill impairment expense of $476.2 million and $158.7 million for the nine months ended March 31, 2016 and 2015, respectively.  Significant pro forma adjustments incorporated into the pro forma results above include the recognition of additional amortization expense related to acquired intangible assets and additional interest expense related to debt incurred to finance the acquisition. In addition, significant nonrecurring adjustments include the elimination of non-recurring acquisition-related expenses incurred during the nine months ended March 31, 2016.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Other Acquisitions

The Company also completed the following acquisitions during the nine months ended March 31, 2016:

•

On July 1, 2015, CACI Limited acquired 100 percent of the outstanding shares of Rockshore Group Ltd (Rockshore) and was integrated into the international operating segment.  Rockshore uses its expertise in data aggregation, event processing, and business logic integration to provide real-time event processing and situational awareness to the telecom, aviation, and rail sectors.

•

On December 4, 2015, the Company acquired 100 percent of the outstanding shares of a business in the United States which provides security technology services and was integrated into the domestic operating segment.

•

On March 1, 2016, CACI Limited acquired 100 percent of the outstanding shares of Purple Secure Systems Limited and was integrated into the international operating segment. Purple Secure Systems Limited is a provider of agile systems and software for national security, defense and government organizations.

•

On March 2, 2016, CACI Limited acquired 100 percent of the outstanding shares of Stream:20 Limited and was integrated into the international operating segment. Stream:20 Limited provides digital marketing and digital transformation consultancy services to commercial companies working in a variety of sectors.

The combined purchase consideration for these acquisitions was $55.4 million, which includes $31.8 million of initial cash payments, $8.2 million of deferred consideration and $15.4 estimated fair value of contingent consideration to be paid upon achieving certain metrics.  The Company recognized fair values of the assets acquired and liabilities assumed and preliminarily allocated $40.3 million to goodwill and $8.1 million to intangible assets.  The intangible assets primarily consist of customer relationships and acquired technology.

4.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31,	June 30,
	2016	2015
Customer contracts and related customer relationships	$636,765	$520,213
Acquired technologies	28,121	27,177
Covenants not to compete	3,362	3,417
Other	1,566	1,581
Intangible assets	669,814	552,388
Accumulated amortization:
Customer contracts and related customer relationships	(353,550)	(328,217)
Acquired technologies	(25,474)	(24,728)
Covenants not to compete	(3,267)	(3,241)
Other	(1,047)	(1,020)
Less accumulated amortization	(383,338)	(357,206)
Total intangible assets, net	$286,476	$195,182

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of March 31, 2016 is 13.9 years, and the weighted-average remaining period of amortization is 12.1 years.  The weighted-average period of amortization for acquired technologies as of March 31, 2016 is 10.0 years, and the weighted-average remaining period of amortization is 5.8 years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Expected amortization expense for the remainder of the fiscal year ending June 30, 2016, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2016 (three months)	$10,804
2017	40,795
2018	36,200
2019	31,555
2020	27,073
Thereafter	140,049
Total intangible assets, net	$286,476

5.	Goodwill

The changes in the carrying amount of goodwill for the year ended June 30, 2015 and the nine months ended March 31, 2016 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2014	$2,099,822	$88,747	$2,188,569
Goodwill acquired	8,946	—	8,946
Foreign currency translation	—	(7,699)	(7,699)
Balance at June 30, 2015	2,108,768	81,048	2,189,816
Goodwill acquired	396,413	29,627	426,040
Foreign currency translation	—	(5,953)	(5,953)
Balance at March 31, 2016	$2,505,181	$104,722	$2,609,903

6.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	June 30,
	2016	2015
Bank credit facility – term loans	$1,046,324	$779,297
Bank credit facility – revolver loans	457,000	295,000
Principal amount of long-term debt	1,503,324	1,074,297
Less unamortized debt issuance costs (1)	(17,922)	(10,733)
Total long-term debt	1,485,402	1,063,564
Less current portion	(53,965)	(38,965)
Long-term debt, net of current portion	$1,431,437	$1,024,599

(1)	Balance as of June 30, 2015 has been adjusted for the reclassification of debt issuance costs related to the adoption of ASU 2015-03. See Note 2 for additional information.

Bank Credit Facility

The Company has a $1,981.3 million credit facility (the Credit Facility), which consists of an $850.0 million revolving credit facility (the Revolving Facility) and a $1,131.3 million term loan (the Term Loan). The Revolving Facility has subfacilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.  At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $400.0 million or an amount subject to 2.75 times senior secured leverage, calculated assuming the Revolving Facility is fully drawn, with applicable lender approvals.  The Credit Facility is available to refinance existing indebtedness and for general corporate purposes, including working capital expenses and capital expenditures.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Credit Facility was amended during the third quarter of FY16 in connection with the Company’s acquisition of NSS (see Note 3).  CACI financed the transaction by borrowing $250.0 million under its existing Revolving Facility and by entering into an eighth amendment and first incremental facility amendment to its Credit Facility to allow for the incurrence of $300.0 million in additional Term Loans.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $850.0 million. As of March 31, 2016, the Company had $457.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $13.5 million through June 30, 2018 and $27.0 million thereafter until the balance is due in full on June 1, 2020. As of March 31, 2016, the Company had $1,046.3 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of March 31, 2016, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 3.0 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of March 31, 2016, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

The Company recorded $18.7 million of debt issuance costs as of March 31, 2016. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. As of March 31, 2016, the unamortized balance of $17.9 million is included as a reduction to the carrying value of long-term debt.

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and nine months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Gain (loss) recognized in other comprehensive income	$(5,621)	$(5,050)	$(9,637)	$(9,064)
Amounts reclassified to earnings from accumulated other comprehensive loss	2,040	1,908	6,854	5,104
Net current period other comprehensive income (loss)	$(3,581)	$(3,142)	$(2,783)	$(3,960)

The aggregate maturities of long-term debt at March 31, 2016 are as follows (in thousands):

Twelve months ending March 31,
2017	$53,965
2018	53,965
2019	94,438
2020	107,930
2021	1,193,026
Principal amount of long-term debt	1,503,324
Less unamortized debt issuance costs	(17,922)
Total long-term debt	$1,485,402

7.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services. The DCAA is currently nearing completion of its audit of the Company’s incurred cost submissions for the years ended June 30, 2009 and 2010, and an intelligence agency is currently nearing completion of its audit of direct costs on selected contracts through our fiscal year ended June 30, 2012.  DCAA audits of our incurred cost submissions for the years ended June 30, 2011 and 2012 have commenced, and an intelligence agency has commenced audits of direct costs on selected contracts through our fiscal year ended June 30, 2015.  In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

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

We are also pursuing appeals at the ASBCA of determinations and demands made by the DCMA associated with questioned direct costs from DCAA audits of our incurred cost submissions for our fiscal years ending June 30 2006, 2007, and 2008.  The Company has not accrued any liabilities for these determinations and demands and does not believe unfavorable outcomes are probable.

German Value-Added Taxes

The Company is under audit by the German tax authorities for issues related to value-added tax returns.  At this time, the Company has not been assessed any deficiency and, based on sound factual and legal precedent, believes it is in compliance with the applicable value-added tax regulations.  The Company has not accrued any liability for this matter because an unfavorable outcome is not considered probable.  The Company estimates the range of reasonably possible losses to be from zero to $3.7 million.

Virginia Sales and Use Tax Audit

The Company is under audit for sales and use tax related issues by the Commonwealth of Virginia. The Company has accrued its current best estimate of the potential outcome within its estimated range of $3.0 million to $5.3 million.

8.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Total stock-based compensation related to RSUs included in indirect costs and selling expense	$4,856	$3,857	$13,329	$10,051
Income tax benefit recognized for stock-based compensation expense	$1,719	$1,378	$4,897	$3,737

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

Annual grants under the 2006 Plan are generally made to the Company’s key employees during the first quarter of the Company’s fiscal year and to members of the Company’s Board of Directors during the second quarter of the Company’s fiscal year. With the approval of its Chief Executive Officer, the Company also issues equity instruments to strategic new hires and to employees who have demonstrated superior performance.  In September 2015, the Company made its annual grant to its key employees consisting of 208,160 PRSUs.  The final number of such performance-based RSUs which will be considered earned by the participants and eventually vest is based on the achievement of a specified earnings per share (EPS) for the year ending June 30, 2016 and on the average share price of Company stock for the 90 day periods ending September 18, 2016, 2017 and 2018 as compared to the average share price for the 90 day period ended September 18, 2015.  No PRSUs will be earned if the specified EPS for the fiscal year ending June 30, 2016 is not met.  If EPS for the year ending June 30, 2016 exceeds the specified EPS and the average share price of the Company’s stock for the 90 day periods ending September 18, 2016, 2017 and 2018 exceeds the average share price of the Company’s stock for the 90 day period ended September 18, 2015 by 100 percent or more, then an additional 208,160 RSUs could be earned by participants.   This is the maximum number of additional RSUs that can be earned related to the September 2015 annual grant.  In addition to the performance and market conditions, there is a service vesting condition which stipulates that 50 percent of the earned award will vest on September 18, 2018 and 50 percent of the earned award will vest on September 18, 2019, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon retirement or certain other events.

The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan is 12,450,000 as of March 31, 2016. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of March 31, 2016, cumulative grants of 13,758,930 equity instruments underlying the shares authorized have been awarded, and 4,202,991 of these instruments have been forfeited.

Activity related to SSARs/non-qualified stock options and RSUs during the nine months ended March 31, 2016 is as follows:

	SSARs/ Non-qualified Stock Options	RSUs
Outstanding, June 30, 2015	42,660	864,566
Granted	—	270,767
Exercised/Issued	(35,860)	(189,105)
Forfeited/Lapsed	(6,800)	(39,256)
Outstanding, March 31, 2016	—	906,972
Weighted-average grant date fair value for RSUs		$80.42

As of March 31, 2016, there was $37.6 million of total unrecognized compensation costs related to RSUs scheduled to be recognized over a weighted-average period of 2.6 years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive, including stock options and SSARs with an exercise price greater than the average market price of the Company’s common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are no longer subject to a market or performance condition.  There were no anti-dilutive common stock equivalents for the three or nine months ended March 31, 2016 and 2015.  The PRSUs granted in September 2015 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares.  These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved.  The Warrants were included in the computation of diluted earnings per share during the three and nine months ended March 31, 2015 because the strike price was lower than the average market price of a share of the Company stock during the period.  The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net income attributable to CACI	$34,028	$29,039	$98,168	$84,811
Weighted-average number of basic shares outstanding during the period	24,277	24,165	24,243	23,871
Dilutive effect of SSARs/stock options and RSUs after application of treasury stock method	439	362	432	367
Dilutive effect of the Warrants	—	—	—	75
Weighted-average number of diluted shares outstanding during the period	24,716	24,527	24,675	24,313
Basic earnings per share	$1.40	$1.20	$4.05	$3.55
Diluted earnings per share	$1.38	$1.18	$3.98	$3.49

10.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company’s total liability for unrecognized tax benefits as of March 31, 2016 and June 30, 2015 was $0.4 million and $6.2 million, respectively. The $0.4 million unrecognized tax benefit at March 31, 2016, if recognized, would impact the Company’s effective tax rate.  During the nine months ended March 31, 2016, unrecognized tax benefits decreased because the Company settled its U.K. audit with the local tax authorities.

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

	Domestic	International	Total
Three Months Ended March 31, 2016
Revenue from external customers	$940,714	$36,560	$977,274
Net income attributable to CACI	30,624	3,404	34,028
Three Months Ended March 31, 2015
Revenue from external customers	$781,618	$36,179	$817,797
Net income attributable to CACI	26,237	2,802	29,039
Nine Months Ended March 31, 2016
Revenue from external customers	$2,519,934	$110,219	$2,630,153
Net income attributable to CACI	88,390	9,778	98,168
Nine Months Ended March 31, 2015
Revenue from external customers	$2,340,501	$107,445	$2,447,946
Net income attributable to CACI	76,454	8,357	84,811

As of March 31, 2016, there were material changes in total assets by reportable segment since June 30, 2015 due to FY16 acquisitions (see Note 3).  Segment assets are as follows (in thousands):

	March 31,	June 30,
	2016	2015 (1)
Domestic	$3,782,024	$3,055,782
International	197,394	186,248
Total	$3,979,418	$3,242,030

(1)	Balances have been adjusted for the reclassification of debt issuance costs and deferred taxes related to the adoption of ASU 2015-03 and ASU 2015-17. See Note 2 for additional information.

12.	Fair Value of Financial Instruments

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

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and June 30, 2015, and the level they fall within the fair value hierarchy (in thousands):

			March 31,	June 30,
	Financial Statement	Fair Value	2016	2015
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other long-term liabilities	Level 3	$15,707	$—
Interest rate swap agreements	Other long-term liabilities	Level 2	$16,317	$11,728

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Various acquisitions completed during the nine months ended March 31, 2016 (see Note 3) contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two and three year periods subsequent to each acquisition.  The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the nine months ended March 31, 2016, this remeasurement did not result in a significant change to the liability recorded.

13.	Subsequent Events

In April 2016, the Company entered into four additional floating-to-fixed interest rate swap agreement for an aggregate notional amount of $300.0 million.  These swaps will become effective during FY17 and mature at various dates through FY22.  The Company has designated these swaps as cash flow hedges.

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

We derived 93.6 percent of our revenue during both the nine months ended March 31, 2016 and 2015, respectively, from contracts with U.S. government agencies.  These were derived through both prime and subcontractor relationships.  We also provide services to state and local governments, commercial customers, and through our international operations, to non-U.S. government agencies.  We provide our services and solutions to our customers in the following market areas:

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

We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration.  Since March 2013, the federal government has been operating under sequestration required by the Budget Control Act of 2011 (BCA).  Under sequestration, constraints on discretionary expenditures have taken place each of the government’s fiscal years since 2013 and, unless the BCA is amended or repealed, will continue through the government’s Fiscal Year 2021.  At the end of October 2015, the Bipartisan Budget Act of 2015 (BBA) was passed and signed into law, raising the discretionary spending caps under the BCA by $50 billion and $30 billion in the government’s Fiscal Years 2016 and 2017, respectively.  In December 2015, Congress passed and the President signed into law a $1.15 trillion Fiscal Year 2016 omnibus appropriations bill that keeps the government operating until September 30, 2016. During the quarter ending March 31st, monthly outlays of certain appropriations, from which we derive our revenue, began to increase as our government customers transitioned from operating under a continuing resolution.  We expect the potentially favorable impact of the above legislation on contracts and task orders we hold, and may receive, to continue throughout our FY16.

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,				Change
(dollars in thousands)	2016		2015		$	%
Department of Defense	$637,395	65.2%	$538,289	65.8%	$99,106	18.4%
Federal civilian agencies	279,526	28.6	229,589	28.1	49,937	21.8
Commercial and other	55,864	5.7	48,530	5.9	7,334	15.1
State and local governments	4,489	0.5	1,389	0.2	3,100	223.2
Total	$977,274	100.0%	$817,797	100.0%	$159,477	19.5%

For the three months ended March 31, 2016, total revenue increased by 19.5 percent, or $159.5 million, compared to the same period a year ago.  This growth in revenue resulted primarily from the NSS acquisition completed February 1, 2016 and other recent acquisitions completed during the three months ended March 31, 2016.  Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue.  Excluding acquired revenue, organic revenue decreased by 2.7 percent primarily due to reduced customer requirements and government purchasing delays.

DoD revenue increased 18.4 percent, or $99.1 million, for the three months ended March 31, 2016, as compared to the same period a year ago.  Excluding acquired revenue of $121.2 million, DoD revenue decreased by 4.1 percent primarily due to reduced customer requirements.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 21.8 percent, or $49.9 million, for the three months ended March 31, 2016, as compared to the same period a year ago.  This increase was primarily attributable to the NSS acquisition for information technology support services.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 15.1 percent, or $7.3 million for the three months ended March 31, 2016, as compared to the same period a year ago, primarily from our international and domestic technology services and cyber security products.  This increase was attributable to increased product orders and managed services revenue from acquisitions.  Commercial revenue and other is derived from both international and domestic operations.  Of the total commercial and other revenue, international operations accounted for 65.4 percent, or $36.6 million for the three months ended March 31, 2016 as compared to 74.5 percent or $36.2 million over the same period a year ago while domestic operations accounted for 34.6 percent or $19.3 million as compared to 25.5 percent or $12.3 million over those same periods.

Revenue from state and local governments increased by $3.1 million for the three months ended March 31, 2016, as compared to the same period a year ago.  This increase was primarily attributable to the acquisition of NSS.  Revenue from state and local governments represented less than one percent of our total revenue for both the three months ended March 31, 2016 and 2015.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the three months ended March 31, 2016 and 2015, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	March 31,		March 31,		Change
(dollars in thousands)	2016	2015	2016	2015	$	%
Revenue	$977,274	$817,797	100.0%	100.0%	$159,477	19.5%
Costs of revenue
Direct costs	647,489	542,841	66.3	66.4	104,648	19.3
Indirect costs and selling expenses	249,477	205,174	25.5	25.1	44,303	21.6
Depreciation and amortization	16,632	16,067	1.7	1.9	565	3.5
Total costs of revenue	913,598	764,082	93.5	93.4	149,516	19.6
Income from operations	63,676	53,715	6.5	6.6	9,961	18.5
Interest expense and other, net	11,115	8,473	1.1	1.0	2,642	31.2
Income before income taxes	52,561	45,242	5.4	5.6	7,319	16.2
Income taxes	18,533	16,185	1.9	2.0	2,348	14.5
Net income	34,028	29,057	3.5	3.6	4,971	17.1
Noncontrolling interest	—	(18)	—	—	18	—
Net income attributable to CACI	$34,028	$29,039	3.5%	3.6%	$4,989	17.2%

Income from operations for the three months ended March 31, 2016 was $63.7 million. This was an increase of $10.0 million, or 18.5 percent, from income from operations of $53.7 million for the three months ended March 31, 2015. Our operating margin of 6.5 percent for the period ended March 31, 2016 decreased from 6.6 percent during the period ended March 31, 2015. This decrease was primarily due to reduced customer requirements and acquisition costs partially offset by operating income generated by NSS during the period.

As a percentage of revenue, direct costs were 66.3 percent and 66.4 percent for the three months ended March 31, 2016 and 2015, respectively. Direct costs include direct labor and other direct costs (ODCs), which include, among other costs, subcontracted labor and material purchases.  ODCs are common in our industry and may vary from period to period.  The single largest component of direct costs, direct labor was $322.6 million and $271.2 million for the three months ended March 31, 2016 and 2015, respectively.  The increase in direct labor was primarily driven by the acquisition of NSS.  ODCs were $324.9 million and $271.7 million during the three months ended March 31, 2016 and 2015, respectively.  The increase in ODCs was primarily driven by the acquisition of NSS and partially offset by reduced customer requirements.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor, and other discretionary expenses.  As a percentage of revenue, indirect costs and selling expenses were 25.5 percent and 25.1 percent for the three months ended March 31, 2016 and 2015, respectively.  The increase in indirect costs and selling expenses was primarily due to the NSS acquisition, which includes transaction costs and also fringe benefits costs related to increased direct labor and incentive costs.

Depreciation and amortization expense increased $0.6 million or 3.5 percent for the three months ended March 31, 2016 as compared to the same period a year ago.  This increase was the result of additional intangible amortization expense related to the NSS acquisition, partially offset by the run-off of amortization expense related to prior acquisitions.

Interest expense and other, net increased $2.6 million or 31.2 percent during the three months ended March 31, 2016 as compared to the same period a year ago.  The increase primarily relates to interest on $550 million of additional indebtedness incurred to fund the acquisition of NSS.

The effective tax rate was 35.3 percent and 35.8 percent during the three months ended March 31, 2016 and 2015, respectively.  The effective tax rate during the three months ended March 31, 2016 was positively impacted by a tax benefit realized for prior year state credits.  The tax rate for both quarters was favorably impacted by the change in value of assets invested in corporate owned life insurance (COLI) policies.  If gains or losses on these COLI investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in the fourth quarter of the year ending June 30, 2016.  The tax rate for both quarters was also favorably affected by the reinstatement of the work opportunity tax credit benefit.

Results of Operations for the Nine Months Ended March 31, 2016 and 2015

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the nine months ended March 31, 2016 and 2015, respectively:

	Nine Months Ended March 31,				Change
(dollars in thousands)	2016		2015		$	%
Department of Defense	$1,724,631	65.6%	$1,640,747	67.0%	$83,884	5.1%
Federal civilian agencies	737,721	28.1	651,212	26.6	86,509	13.3
Commercial and other	161,622	6.1	151,621	6.2	10,001	6.6
State and local governments	6,179	0.2	4,366	0.2	1,813	41.5
Total	$2,630,153	100.0%	$2,447,946	100.0%	$182,207	7.4%

For the nine months ended March 31, 2016, total revenue increased by 7.4 percent, or $182.2 million, as compared to the same period a year ago.  This growth in revenue resulted primarily from the NSS acquisition and other recent acquisitions completed during the nine months ended March 31, 2016.  Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue.  Excluding acquired revenue, organic revenue decreased by 0.4 percent, primarily due to contract completions.

DoD revenue increased 5.1 percent, or $83.9 million, for the nine months ended March 31, 2016, as compared to the same period a year ago.  Excluding acquired revenue, DoD revenue decreased by $45.6 million or 2.8 percent.  In addition to the factors which impacted our results for the three months ended March 31, 2016, our results for the nine months ended March 31, 2016 were also impacted by lower subcontractor costs and ODCs resulting from the drawdown in Afghanistan and federal government budget-related reduction activities and reduced customer requirements.

Revenue from federal civilian agencies increased 13.3 percent, or $86.5 million, for the nine months ended March 31, 2016, as compared to the same period a year ago.  NSS generated $50.1 million of federal civilian agency revenue.  NSS contracts consist of information technology support services.  Excluding NSS, federal civilian agency revenue increased $36.4 million or 5.6 percent.  This increase was primarily attributable to the increase of our intelligence systems and services investigations and litigation support and business systems contracts and other new business.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 6.6 percent, or $10.0 million for the nine months ended March 31, 2016 as compared to the same period a year ago, primarily from our international and domestic technology services and cyber security products.  This increase was attributable to increased product orders and managed services from acquisitions.  Commercial revenue is derived from both international and domestic operations.  Of the total commercial and other revenue, international operations accounted for 68.2 percent, or $110.2 million for the nine months ended March 31, 2016 as compared to 70.9 percent or $107.4 million over the same period a year ago while domestic operations accounted for 31.8 percent or $51.4 million as compared to 29.1 percent or $44.2 million over these same periods.

Revenue from state and local governments increased by $1.8 million, for the nine months ended March 31, 2016, as compared to the same period a year ago.  The increase was a result of NSS information technology seat management and network support contracts.  Revenue from state and local governments represented less than one percent of our total revenue for both the nine months ended March 31, 2016 and 2015.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the nine months ended March 31, 2016 and 2015, respectively.

	Dollar Amount		Percentage of Revenue
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,		Change
(dollars in thousands)	2016	2015	2016	2015	$	%
Revenue	$2,630,153	$2,447,946	100.0%	100.0%	$182,207	7.4%
Costs of revenue
Direct costs	1,732,053	1,626,139	65.8	66.4	105,914	6.5
Indirect costs and selling expenses	668,321	610,407	25.4	25.0	57,914	9.5
Depreciation and amortization	46,113	50,098	1.8	2.0	(3,985)	(8.0)
Total costs of revenue	2,446,487	2,286,644	93.0	93.4	159,843	7.0
Income from operations	183,666	161,302	7.0	6.6	22,364	13.9
Interest expense and other, net	28,477	26,153	1.1	1.1	2,324	8.9
Income before income taxes	155,189	135,149	5.9	5.5	20,040	14.8
Income taxes	57,021	50,199	2.2	2.0	6,822	13.6
Net income	98,168	84,950	3.7	3.5	13,218	15.6
Noncontrolling interest	—	(139)	—	—	139	—
Net income attributable to CACI	$98,168	$84,811	3.7%	3.5%	$13,357	15.7%

Income from operations for the nine months ended March 31, 2016 was $183.7 million.  This is an increase of $22.4 million, or 13.9 percent, from income from operations of $161.3 million for the nine months ended March 31, 2015.  Our operating margin increased to 7.0 percent from 6.6 percent during the same period a year ago.  The increase in our income from operations and operating margin was primarily due to the increase in investigations and litigation support and business systems contracts, new business won in FY15 impacting the first nine months of FY16 and profit margins from the NSS acquisition completed on February 1, 2016.

As a percentage of revenue, direct costs were 65.8 percent and 66.4 percent for the nine months ended March 31, 2016 and 2015, respectively.  Direct costs include direct labor and ODCs.  Direct labor was $852.9 million and $786.5 million for the nine months ended March 31, 2016 and 2015, respectively.  ODCs were $879.1 million and $839.6 million during the nine months ended March 31, 2016 and 2015, respectively.  The direct labor and ODCs year over year increases were primarily the result of the acquisition of NSS, partially offset by a decrease in subcontractor costs and ODCs as a result of the drawdown in Afghanistan and federal government budget-related reduction activities and reduced customer requirements.

Indirect costs and selling expenses include fringe benefits, marketing and bid and proposal costs, indirect labor, and other discretionary expenses.  As a percentage of revenue, indirect costs and selling expenses were 25.4 percent and 25.0 percent for the nine months ended March 31, 2016 and 2015.  This $57.9 million increase in indirect and selling expenses was primarily due to the NSS acquisition, which includes transactions costs, and also fringe benefits costs related to increased direct labor and incentive costs.

Depreciation and amortization expense was $46.1 million and $50.1 million for the nine months ended March 31, 2016 and 2015, respectively.  This decrease of $4.0 million, or 8.0 percent, was primarily attributable to lower amortization of intangible assets from runoff amortization expense related to prior acquisitions partially offset by additional intangible amortization expense related to the NSS acquisition.

Interest expense and other, net increased $2.3 million, or 8.9 percent, during the nine months ended March 31, 2016 as compared to the same period a year ago.  The increase primarily relates to interest on $550 million of additional indebtedness incurred to fund the acquisition of NSS, partially offset by a lower average outstanding debt balance.

The effective tax rate was 36.7 percent and 37.2 percent during the nine months ended March 31, 2016 and 2015, respectively.  The tax rate for the nine month period ended March 31, 2016 was unfavorably impacted by non-taxable COLI losses and was positively impacted by a tax benefit realized for prior year state credits.  The tax rate for the nine month period ended March 31, 2015 was favorably impacted by non-taxable COLI gains.  If gains or losses on COLI investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in the fourth quarter of the year ending June 30, 2016.  For the nine months ended March 31, 2016 and March 31, 2015, the tax rate was also favorably affected by the reinstatement of the work opportunity tax credit benefit.

Liquidity and Capital Resources

As of March 31, 2016, the aggregate amount of committed financing under our Credit Facility was $1,981.3 million, which included an $850.0 million revolving credit facility, and a $1,131.3 million term loan.  The Credit Facility matures on June 1, 2020.

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of March 31, 2016, we had $457.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $13.5 million through June 30, 2018 and $27.0 million thereafter until the balance is due in full on June 1, 2020.  As of March 31, 2016, $1,046.3 million was outstanding under the Term Loan.

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

Cash and cash equivalents were $34.8 million and $35.4 million as of March 31, 2016 and June 30, 2015, respectively. Our operating cash flow was $188.3 million for the nine months ended March 31, 2016 compared to $190.4 million for the same period a year ago. Days-sales outstanding (DSO) was 64 at March 31, 2016, compared to 61 days at March 31, 2015.  The increase in DSO is attributable to the timing of receivables and the addition of the NSS acquisition.

We used cash in investing activities of $600.9 million and $11.8 million for the nine months ended March 31, 2016 and 2015, respectively.  During the nine months ended March 31, 2016 we paid $587.8 million for business acquisitions.  We had no business acquisitions for the period ended March 31, 2015.  Purchases of office and computer related equipment was $13.2 million and $13.1 million as of March 31, 2016 and 2015, respectively.

Cash flows provided by financing activities were $413.6 million during the nine months ended March 31, 2016 while cash used in financing activities was $207.2 million for the nine months ended March 31, 2015.  During the nine months ended March 31, 2016 we had net proceeds under our credit facility of $419.7 million compared to net payments of $203.5 million for the same period a year ago.  The change was primarily related to proceeds received to finance the NSS acquisition.

We believe that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months.  On February 1, in order to fund the NSS acquisition, we borrowed $250.0 million under the existing Revolving Credit Facility and modified the existing Credit Facility to add $300.0 million of additional term loans.  We may in the future seek to borrow additional amounts under a long-term debt security.  Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under the Credit Facility and any other indebtedness we may incur will depend on our future financial performance which will be affected by many factors outside of our control, including worldwide economic and financial market conditions.

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, motor vehicles in the U.K., and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2015. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of March 31, 2016, we had an outstanding letter of credit of $0.4 million. We have no other material off-balance sheet financing arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $600 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the nine months ended March 31, 2016 would have fluctuated by approximately $4.1 million.

Approximately 4.2 percent and 4.4 percent of our total revenue in nine months ended March 31, 2016 and 2015, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2016, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $16.1 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at March 31, 2016.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2016.

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

On July 23, 2015, Plaintiffs filed a Notice of Appeal of the district court’s June 2015 decision.  The Court of Appeals has scheduled oral argument in the appeal for May 12, 2016.

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

Since the filing of Registrant’s report described above, the case remains stayed pending the outcome in the Al Shimari appeal.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2016	8,084	$87.91	1,063,846	186,154
February 2016	—	—	—	—
March 2016	—	—	—	—
Total	8,084	$87.91	1,063,846	186,154

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

101

The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: May 2, 2016	By:	/s/ Kenneth Asbury
Kenneth Asbury
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 2, 2016	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 2, 2016	By:	/s/ Gregory W. Buckis, Sr.
Gregory W. Buckis, Sr.
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)