Form 10-K
period 2016-06-30
CACI INTERNATIONAL INC /DE/
filed 2016-08-24
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

The aggregate market value of common shares held by non-affiliates of the registrant on December 31, 2015 was $2,215,785,228, based upon the closing price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of August 12, 2016, the registrant had 24,323,446 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s proxy statement for its 2016 annual meeting of stockholders. With the exception of the sections of the 2016 Proxy Statement specifically incorporated herein by reference, the 2016 Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

With revenue for the year ended June 30, 2016 (FY2016) of $3.7 billion, we serve customers in the U.S. federal government and commercial markets, primarily throughout North America and internationally on behalf of U.S. customers, as well as in the United Kingdom (U.K.) and the Netherlands. As a result of our diverse capabilities and customer mission understanding, many of our customer relationships have existed for over 20 years.

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

Overview

At June 30, 2016, we had approximately 19,900 employees.

Domestic Operations

Our domestic operations account for 100 percent of our U.S. government revenue and 33.9 percent of our commercial revenue. Some of the contracts performed by our domestic operations involve assignment of employees to international locations in support of our federal government customers.  We provide our services and solutions to our domestic customers in the following market areas:

•

Business Systems – CACI business systems solutions enable efficiency, innovation, and compliance by applying focused federal domain expertise, combined with best-fit technology solutions, all integrated, implemented, and operated to improve the organizational performance of our customers. Our solutions in financial management, human capital management, asset and materials management, and administrative management help customers improve their efficiency. We supported over 100 federal military, intelligence, and civilian organizations implement crucial enterprise business solutions. CACI is a full-service federal systems integrator, implementing the foundational system solutions for both mission and business support, and providing the consulting assistance and business intelligence/analytics that convert data into actionable information to support smart decisions.

•

Command and Control (C2) – CACI develops, integrates, sustains, and operates agile and flexible C2 solutions, consisting of hardware, software, and interfaces that enhance our customer’s situational awareness, planning, execution, and assessment. CACI’s solutions enable network-centric operations to generate decision advantage in the most demanding environments. Contextually aware applications provide tailored knowledge to support planning, decision-making, and execution at strategic, operational, and tactical levels. “Power-to-the-Edge” principles enable dynamic and distributed operations. We enhance shared battlespace awareness, speed of command, and alerting based on mission objectives and commander’s intent in order to realize greater degrees of synchronization. Our approach to delivering Quick Reaction Capabilities (QRC) and integrating those capabilities into legacy systems has proven essential to shortening the “threat-to-fire” timeline. We provide agile, flexible, mission-focused software development for assured multi-domain operations. With affordability at the forefront, we enable rapid innovation and capability insertion while providing cyber security solutions for mission assurance.

•

Communications – CACI’s broad-based solutions offer communications capabilities for soldier systems, mobile platforms, fixed facilities, and the enterprise. We leverage our expertise to design, develop, integrate, and provide field support to deliver rapidly deployable communications solutions when they are required anywhere in the world. CACI develops and integrates solutions that deliver secure multi-level unified communications from the enterprise directly to and from the tactical edge. We rapidly tailor and implement our products, services, and solutions to fit the specific missions and operating contexts of our customers. Our solutions aid users in collaboratively planning, fusing information, and making essential decisions. Our top mission areas are communications and network integration (both satellite and terrestrial), including quick reaction systems, mobility, cellular and engineering support services.

•

Cyber Security – CACI cyber security solutions combine years of cyber and electronic warfare experience with cutting-edge signals intelligence and radio frequency (RF) expertise. We help protect vulnerable platforms – including airplanes, cell phones, weapons systems, and unmanned aerial vehicles – from cyber attacks, and provide comprehensive cyber support to a number of federal customers and the Intelligence Community (IC). We also have a world-class cyber team that provides tailored support to the IC and Department of Defense (DoD). CACI’s full spectrum cyber security capabilities span platform defense and exploitation, advanced network operations, and cyber engineering of resilient systems. Our rapid research and development, prototyping, and integration capabilities enable us to combat shifting, emerging threats. Our expertise, technologies, and proven cyber experience provide solutions that support the protection of our customers’ vital information and our nation’s critical infrastructure. Our analytics address network and platform exploitation, and provide customers with signals collection, processing, and exploitation capabilities spanning the electromagnetic spectrum.

•

Enterprise IT – CACI’s Enterprise IT market connects IT with our customers’ missions. Our experts secure operational IT environments in the defense, intelligence, homeland security, and civilian communities. We provide tailored, end-to-end, enterprise-wide information solutions and services for the design, development, integration, deployment, operations and management, sustainment, and security of our customers’ IT solutions. Our solutions are focused in six primary areas: XaaS and cloud-powered solutions; performance-based service management; DevOps and mobility; defensive cyber; end-user services; and infrastructure services. We support customers in the adoption of virtualized cloud services and mobile solutions that are revolutionizing the efficiency, reliability, and cost-effectiveness of IT services. We provide managed services and workforce augmentation that enhance efficiency, improve mission uptime, and reduce costs. Our operational, analytic, consulting, and transformational services use industry leading-edge practices, standards, and innovations to enable and optimize the full lifecycle of the enterprise IT environment. Through our robust framework of best practices, we bring together a variety of industry standards, including Information Technology Infrastructure Library (ITIL) and Capability Maturity Model Integration (CMMI). In addition to encompassing the full extent of today’s enterprise IT environment, CACI’s solutions and services are modular and configurable, vendor and technology neutral, and implemented by fully certified and experienced personnel. We provide rapid, cost-effective, and low-risk implementation of next-generation capabilities.

•

Health – CACI supports federal civilian and military health missions to improve healthcare delivery systems, integrate electronic health records, improve health outcomes for communities, and enhance the speed and efficiency of emergency responsiveness. To improve cost efficiencies in healthcare, we use data analytics to better predict clinical, financial, and operational needs to reduce financial waste and fraud. We solve challenges in bio-surveillance, outbreak detection, disease prevention systems, health systems security, medical supply logistics and rapid disaster/emergency response. We provide capabilities that evolve with the evolving healthcare regulations and establish more efficient and interoperable healthcare delivery systems through program management, strategic planning, software engineering, operation and maintenance, and IT facility support.

•

Intelligence Services – CACI’s intelligence specialists support our customers’ mission to convert data collected from all information sources into knowledge that enables event forecasting and empowers decisions. We deliver cyber analytics, counterintelligence, and other services to help disrupt terrorist activities and counter the proliferation of weapons of mass destruction. Our support is provided at the strategic and tactical levels, and consists of intelligence analysis, operations and planning, policy, doctrine, and security support. We also provide informational systems operations, maintenance, and sustainment globally. Our analytical toolsets and products leverage all sources of information to enhance situational awareness, inform mission planning, anticipate activities, forecast societal events, establish ground truth, and support decision-makers. We work within the United States and internationally, providing analysis of data received from a variety of sources, and we provide direct support such as ground truth and intelligence gathering internationally.

•

Intelligence Systems and Support – CACI advances near-real time intelligence and analysis to drive situational awareness and gain operational advantage. CACI designs, develops, integrates, deploys, and rapidly prototypes hardware- and software-enabled tools and applications which advance situational awareness and mission support for our IC and DoD customers. An industry leader in signals intelligence (SIGINT) collection, processing, and dissemination systems, we deliver end-to-end SIGINT capabilities, including virtualized signal processing. We also provide significant support to the federal government in foreign instrumentation signals intelligence. We employ multi-intelligence fusion analysis of vast data from multiple intelligence sources, displayed using robust visualization techniques, to support a wide range of intelligence products and services for our customers to deliver actionable information in near real-time. We design and develop software-defined radio systems capable of hosting a range of SIGINT capabilities. We also deliver quick reaction capabilities for integrating SIGINT and RF systems into platforms to meet the rising tempo of missions.

•

Investigation and Litigation Support – Since 1978, CACI has assisted the U.S. government in investigating and litigating many thousands of cases, saving billions of dollars for taxpayers. We continually monitor and develop new document and data capture methodologies that increase efficiency and lower costs for our customers in high-stakes situations such as trials, investigations, hearings, and regulatory and enforcement activities. We are a proven provider with decades of experience delivering start-to-finish investigation and litigation support, leveraging technology to help customers manage documents and acquire and present evidence from pre-filing investigation through complaint, discovery, and trial; then post-trial and appeals. With our American Society of Crime Laboratory Directors/Laboratory Accreditation Board (ASCLD/LAB) International-accredited computer and audio/video forensics lab, we analyze digital evidence to support criminal and civil investigations, litigations, and security inquiries. We offer scalable cloud hosting solutions that are stable, secure, and fast, with access to industry-leading e-Discovery tools. As the premier contractor for delivering background investigations to the U.S. federal government, our fully trained and cleared investigators provide cost-efficient, high-quality personnel security investigations.

•

Logistics and Material Readiness – CACI provides a full suite of logistics and material readiness solutions and professional service offerings that ensure the efficient, effective, and secure global flow and storage of materials, services, and information in support of U.S. government agencies. We provide complete product lifecycle management to make certain that provisions, equipment, and systems are ready anytime, anywhere. We deploy comprehensive supply chain solutions to enhance visibility, facilitate readiness-based sparing, and analyze readiness in near-real time. To advance the secure flow of supplies, we optimize efficiency while minimizing the time and cost of meeting readiness requirements across the enterprise. We provide our customers with workforce readiness by tailoring solutions to achieve the optimal capability of the organization and individual. We develop and manage logistics information systems as well as specialized simulation and modeling toolsets, and provide logistics engineering services.

•

Surveillance and Reconnaissance – CACI integrates surveillance and reconnaissance technologies into platforms that enhance individual and unit situational awareness, mobility, and interoperability, while supporting identification of potential targets and enhancing troop safety. We develop and integrate state-of-the-art surveillance and reconnaissance sensors into air and ground systems, leveraging our mission-customized software and electronics. We provide integration, development, and technical support services in support of military, intelligence, and homeland security missions throughout the U.S. and around the world. We have over 20 years of experience developing quick-reaction solutions for IC and DoD customers. We use system-of-systems engineering and integration, agile development and deployment, and end-to-end lifecycle support to deliver net-centric solutions that meet the needs of U.S. forces, combatant commands, the IC, DoD, the Department of Homeland Security, and other government agencies.

International Operations

Our international operations are conducted primarily through our operating subsidiaries in Europe, CACI Limited and CACI BV, and account for substantially all revenue generated from international customers and 66.1 percent of our commercial revenue.  Headquartered in London, our international operations provide a diverse mix of IT services and proprietary data and software products, serving commercial and government customers throughout the U.K., continental Europe and around the world.  The organization operates in three addressable markets:  marketing solutions, social services and network services.

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

At any one time, we may have over two thousand separate active contracts and/or task orders. In FY2016, the top ten revenue-producing contracts, many of which consist of many task orders, accounted for 29.6 percent of our revenue, or $1.1 billion.

In FY2016, 93.5 percent of our revenue came from U.S. government prime contracts or subcontracts consisting of 65.1 percent from DoD contracts and 28.4 percent from U.S. government civilian agency customers.

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

Since the beginning of sequestration in March 2013, there have been three laws enacted that have extended the automatic direct spending reductions beyond the government’s FY2021.  As a result of the agreement to end a shutdown of the U.S. Government in October 2013, the Bipartisan Budget Act of 2013 (BBA 2013), signed into law in December 2013, revised the amount of discretionary spending to be sequestered for the government’s FY2014 and FY2015, and included an extension of the sequestration process applied by the BCA to the government’s FY2022 and FY2023.  In February 2014, as part of an act to exempt from the BCA the retirement pay of members and former members of the Armed Forces under the age of 62 before the start of 2014, the sequestration process was extended to the government’s FY2024.  At the end of October 2015, the Bipartisan Budget Act of 2015 (BBA 2015) was signed into law, increasing the defense and non-defense discretionary spending caps as enacted by the BCA by $25 billion each in the government’s FY2016 and $15 billion each in the government’s FY2017.  This law further extended the automatic direct spending reductions from the government’s FY2024 through FY2025. If there are no changes to at least the discretionary spending levels set by the BCA for the government’s FY2018, full sequestration of defense and non-defense spending will return on October 1, 2017.

In light of the BCA, the provisions of the BBA 2015, and deficit reduction pressures, discretionary spending by the federal government continues to be constrained and is expected to be so at least through the government’s FY2025.  Even with the reduced amount of sequestration for the government’s Fiscal Year 2016, we experienced the impact of sequestration on contracts and task orders we hold and delays in the awarding of contracts on which we have bid.  We expect this trend to continue into the government’s Fiscal Year 2017, beginning on October 1, 2016.

The sequester mechanism, if left unmodified beyond the government’s Fiscal Year 2017, along with other pressures on government spending, are negatively impacting our business and could have further negative impacts on us in the future.  We may experience disruption of existing programs, delays in contract awards, and other actions, including partial or complete contract terminations.

During our FY2016, we continued to take steps to make sure our cost structure is in line with our expectations of future business opportunities, given the challenging environment for companies in our industry.  We believe we are well positioned to win new business in the market areas we focus on, where the government is expected to continue to spend while constrained by sequestration.

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

Recent Acquisitions

During the past three fiscal years, we completed a total of seven acquisitions, including:

●

On March 1, 2016, CACI Limited acquired 100 percent of the outstanding shares of Stream:20 Limited and was integrated into the international operating segment. Stream:20 Limited provides digital marketing and digital transformation consultancy services to commercial companies working in a variety of sectors.

●

On March 1, 2016, CACI Limited acquired 100 percent of the outstanding shares of Purple Secure Systems Limited and was integrated into the international operating segment. Purple Secure Systems Limited is a provider of agile systems and software for national security, defense and government organizations.

●

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

●

On December 4, 2015, the Company acquired 100 percent of the outstanding shares of a business in the United States which provides security technology services and was integrated into the domestic operating segment.

●

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

●

The November 15, 2013 acquisition of Six3 Systems, Inc. (Six3), a provider of highly specialized support to the national security community in the areas of cyber and signals intelligence; intelligence, surveillance and reconnaissance; and intelligence operations.

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

Backlog

During the fourth quarter of FY2016, in conjunction with preparing for the new accounting standard ASC 606, Revenue from Contracts with Customers, we have reviewed our backlog processes and definitions, and reviewed both our funded and unfunded backlog balances. As part of that review, we have reduced our backlog associated with a number of programs and changed our reporting process going forward.  In a number of cases, we received awards or funding, but due to changes in government priorities and programs, we never realized the full value of those awards, and the period of performance for them had lapsed.  Given the low likelihood of us realizing revenue in these instances, we decreased our unfunded backlog by $2.1 billion and funded backlog by $400.0 million.  At the end of June, our total backlog inclusive of these one-time adjustments was $11.0 billion, and our funded backlog was $2.3 billion, inclusive of these adjustments.  Total backlog increased by $1.4 billion, a 14.7 percent increase from June 30, 2015 of $9.6 billion. We presently anticipate, based on current revenue projections, that the majority of the funded backlog as of June 30, 2016 will result in revenue during the fiscal year ending June 30, 2017.

Our backlog represents the aggregate contract revenue we have the potential to earn over the remaining life of our contracts. Funded backlog is based upon amounts appropriated by a customer for payment for goods and services and as the U.S. government operates under annual appropriations, agencies of the U.S. government generally fund contracts on an incremental basis. As a result, the majority of our estimated remaining contract value is not funded backlog. The process used to compile remaining contract values are based on the underlying contract documents. There is no assurance that all funded or potential contract value will result in realized revenue.  Funded and unfunded backlog is subject to change from execution of new contracts, contract modifications or extensions, associated purchase orders not being placed, government deobligations, contract completions as periods of performance expire, or early terminations.

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

Revenue by Contract Type

The following information is provided on the amounts of our revenue attributable to cost reimbursable, firm fixed-price (including proprietary software product sales) and time and materials (T&M) contracts during each of the last three fiscal years:

	Years ended June 30,
	2016		2015		2014
	(dollars in thousands)
Cost reimbursable	$1,817,923	48.5%	$1,534,864	46.3%	$1,744,959	49.0%
Firm fixed-price	1,245,269	33.3	1,179,139	35.6	1,095,449	30.7
Time and materials	680,861	18.2	599,449	18.1	724,154	20.3
Total	$3,744,053	100.0%	$3,313,452	100.0%	$3,564,562	100.0%

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

The federal government is our primary customer, with revenue from federal government contracts, either as a prime contractor or a subcontractor, accounting for 93.5 percent of our total revenue in FY2016 and 93.7 percent of our total revenue in FY2015. Specifically, we generated 65.1 percent of our total revenue in FY2016 and 66.9 percent of our total revenue in FY2015 from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government or any significant agency in the intelligence community or the DoD, if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

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

Because we derive substantially all of our revenue from contracts with the federal government, we believe that the success and development of our business will continue to depend on our successful participation in federal government contract programs. Changes in federal government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts.

Subsequent to the enactment of the BCA in 2011, the Congress and the Administration were unable to reach agreement on budget reduction measures required by the legislation.  The BCA required total projected defense spending to decline by $487 billion from the government’s fiscal year 2012 through 2021.  It also included a sequester mechanism that imposed additional defense cuts of $500 billion over nine years starting in the government’s fiscal year 2013 if the Congress did not identify a means to reduce the U.S. deficit by $1.2 trillion.  The effects of sequestration have been mitigated by two pieces of legislation:  the BBA of 2013, signed into law in late December of 2013, revising the amount of discretionary spending to be reduced for the government’s fiscal years 2014 and 2015 as originally allowed under the BCA followed by the Bipartisan Budget Act of 2015 (BBA 2015), signed into law at the end of October 2015, increasing the defense and non-defense FY2016 and FY2017 discretionary spending caps.  This law further extended the automatic direct spending reductions to the government’s FY2025.  If there are no changes to at least the discretionary spending levels set by the BCA for the government’s FY2018, full sequestration of defense and non-defense spending will return on October 1, 2017.

In light of the BCA, the provisions of the BBA 2015, and deficit reduction pressures, discretionary spending by the federal government continues to be constrained and is expected to be so at least through the government’s FY2025.  The sequester mechanism, if left unmodified beyond the government’s fiscal year 2017, along with other pressures on government spending, could negatively impact our business and could have further negative impacts on us in the future.  We may experience disruption of existing programs, delays in contract awards, and other actions, including partial or complete contract terminations.

In years when Congress does not complete its budget process before the end of its fiscal year (September 30), government operations are funded through a continuing resolution (CR) that temporarily funds federal agencies.  Recent CRs have generally provided funding at the levels provided in the previous fiscal year and have not authorized new spending initiatives. When the federal government operates under a CR, delays can occur in the procurement of products and services. Historically, such delays have not had a material effect on our business; however, should funding of the federal government continue to be provided through CRs during its fiscal year beginning on October 1, 2016 and extended through the entire government 2017 fiscal year, and sequestration continues as part of the implementation of the BCA, it could have significant consequences to our business and our industry.  If Congress cannot complete its budget process or does not pass a CR by the end of September, a shutdown of the federal government will result on October 1, 2016, as happened in October 2013.  Were a shutdown to occur, it could result in our incurring substantial labor or other costs without being reimbursed under our contracts or the delaying or cancelling of certain programs.  This could also have an adverse effect on our business and our industry.

At times, we may continue to work without funding, and use our funds in order to meet our customer’s desired delivery dates for products or services. It is uncertain at this time which of our programs’ funding could be reduced in future years or whether new legislation will be passed by Congress in the next fiscal year that could result in additional or alternative funding cuts.

Additionally, our business could be affected if we experience an increase in set-asides for small businesses which could result in our inability to compete directly for prime contracts.

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

Federal government agencies, including the Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also evaluate the adequacy of internal controls over our business systems, including our purchasing, accounting, estimating, earned value management, and government property systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially and adversely from those anticipated. DCAA audits for costs incurred on the majority of work performed after June 30, 2009 have not yet been completed. We have received notifications from DCAA on some smaller portions of our business they consider to be low risk, which will likely result in our proposed rates for those portions for periods subsequent to June 30, 2009 being accepted without adjustments.  In addition, DCAA audits for costs incurred by our recent acquisitions for certain periods prior to acquisition have not yet been completed.  We do not know the outcome of any existing or future audits and if any future audit adjustments significantly exceed our estimates, our profitability could be adversely affected.

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

Our backlog consists of funded backlog, which is based on amounts actually committed by a customer for payment for goods and services, and unfunded backlog, which is based upon contract revenue we have the potential to earn over the remaining life of the contracts. Our backlog may not result in actual revenue in any particular period, or at all, which could cause our actual results to differ materially and adversely from those anticipated.

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

Although many of our federal government contracts include multi-year performance periods, Congress often appropriates funds for these contracts on an annual basis. As a result, a majority our contracts are only partially funded at any point during their term and unfunded contract work is subject to future appropriations by Congress. As a result of a lack of appropriated funds or efforts to reduce federal government spending, the receipt of revenues included in our backlog may never occur or may be delayed. We calculate our unfunded backlog based on the aggregate contract revenue we have the potential to realize.  On unfunded contract work, including amounts based on the assumed exercise of options under such contracts. If our backlog is inaccurate and we fail to realize those amounts as revenue, our future operating results could be materially and adversely affected.

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

We perform a portion of our engagements on a variety of fixed-price contract vehicles. We derived 33.3 percent of our total revenue in FY2016 and 35.6 percent of our total revenue in FY2015 from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a T&M basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.

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

At June 30, 2016, our backlog included cost reimbursable, T&M and fixed-price contracts. Cost reimbursable and T&M contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may vary materially and adversely depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

Goodwill accounts for $2.6 billion of our recorded total assets. We evaluate the recoverability of recorded goodwill amounts annually or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income.

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

Our success depends, in part, upon our ability to protect our proprietary information. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter misappropriation of our proprietary information. In addition, we may be unable to detect unauthorized use of our proprietary information in order to take appropriate steps to enforce our rights. If we are unable to prevent third parties from infringing or misappropriating our proprietary information, our competitive position could be harmed and our actual results could differ materially and adversely from those anticipated.

We face additional risks which could harm our business because we have international operations.

We conduct the majority of our international operations in the United Kingdom and the Netherlands. Our international operations comprised 4.0 percent of our revenue in FY2016 and 4.4 percent of our revenue in FY2015. Our international operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound and the Euro, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.  These risks are increased by the uncertainty caused by the U.K. vote to leave the European Union (Brexit).

Approximately 73.0 percent of the revenue generated by our international operations are also subject to risks associated with operating a commercial as opposed to a government contracting business, including the effects of general economic conditions in Europe on the telecommunications, computer software and computer services sectors and the impact of more concentrated and intense competition for the reduced volume of work available in those sectors. We are marketing our services to customers in industries that are new to us and our efforts in that regard may be unsuccessful. Other factors that may adversely affect our international operations are difficulties relating to managing our business internationally, integrating recent acquisitions, multiple tax structures and adverse changes in foreign exchange rates. Any of these factors could cause our actual results to differ materially and adversely from those anticipated.

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

The Credit Facility consists of an $850.0 million revolving credit facility (the Revolving Facility) and a $1,131.3 million term loan facility (the Term Loan).  The Revolving Facility has subfacilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.  The Credit Facility was amended during the third quarter of FY2016 in connection with the Company’s acquisition of NSS (see Note 4).  CACI financed the transaction by borrowing $250.0 million under its existing Revolving Facility and by entering into an eighth amendment and first incremental facility amendment to its Credit Facility to allow for the incurrence of $300.0 million in additional Term Loans.  At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $400.0 million or an amount subject to 2.75 times senior secured leverage, calculated assuming the revolving Facility is fully drawn, with applicable lender approvals.  At June 30, 2016, $440.0 million was outstanding under the revolving credit facility and $1,032.8 million was outstanding under the term loan.  In addition, the terms of the Credit Facility allow us to incur additional indebtedness from other sources so long as we satisfy the covenants in the agreement governing the Credit Facility.  If new debt is added to our current debt levels, the risks related to our ability to service that debt could increase.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of June 30, 2016, we leased office space at 130 U.S. locations containing an aggregate of approximately 3.1 million square feet located in 23 states and the District of Columbia. In four countries outside the U.S., we leased office space at 16 locations containing an aggregate of approximately 75,000 square feet. Our leases expire primarily within the next five years, with the exception of 11 leases in the Washington, DC metropolitan area and five leases outside of the metro area, which will expire within the next five to 14 years. We anticipate that most of these leases will be renewed or replaced by other leases. All of our offices are in reasonably modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

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

On July 23, 2015, Plaintiffs filed a Notice of Appeal of the district court’s June 2015 decision.  Oral argument of the Plaintiffs’ appeal was heard by the United States Court of Appeals for the Fourth Circuit on May 12, 2016.

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

The ranges of high and low sales prices of our common stock quoted on the New York Stock Exchange for each quarter during the fiscal years ended June 30, 2016 and 2015 were as follows:

	2016		2015
Quarter	High	Low	High	Low
1st	$85.92	$73.38	$73.45	$68.00
2nd	$104.09	$72.19	$91.80	$69.15
3rd	$108.41	$78.08	$92.20	$79.76
4th	$111.13	$87.31	$91.72	$80.70

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

As of August 12, 2016, the number of stockholders of record of our common stock was approximately 250.  The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2016	7,860	$105.99	1,071,706	178,294
May 2016	—	—	—	—
June 2016	—	—	—	—
Total	7,860	$105.99	1,071,706

The following graph compares the cumulative 5-year total return to shareholders on CACI International Inc's common stock relative to the cumulative total returns of the Russell 1000 index and the Dow Jones U.S. Computer Services Total Stock Market index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2011 and tracks it through June 30, 2016.

Comparison of Five Year Cumulative Total Returns

Performance Graph for

CACI International Inc

$100 invested on 6/30/11 in stock or index—including reinvestment of dividends.  Fiscal year ending June 30.

	June 30,
	2011	2012	2013	2014	2015	2016
CACI International Inc	100.00	87.22	100.65	111.30	128.23	143.33
Russell 1000	100.00	104.37	126.54	158.63	170.31	168.99
Dow Jones U.S. Computer Services Total Stock Market	100.00	112.01	112.65	118.25	119.96	119.28

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements for each of the fiscal years in the five year period ended June 30, 2016. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the Notes thereto, included in Part II in this Annual Report on Form 10-K.

Income Statement Data

	Years ended June 30,
	2016 (1)	2015	2014 (2)	2013	2012
	(amounts in thousands, except per share data)
Revenue	$3,744,053	$3,313,452	$3,564,562	$3,681,990	$3,774,473
Costs of revenue	3,479,303	3,077,071	3,307,159	3,411,149	3,474,624
Net income attributable to CACI	142,799	126,195	135,316	151,689	167,454
Earnings per common share and common share equivalent:
Basic:
Weighted-average shares outstanding	24,262	23,948	23,429	23,010	27,077
Earnings per share	$5.89	$5.27	$5.78	$6.59	$6.18
Diluted:
Weighted-average shares and equivalent shares outstanding	24,802	24,388	25,155	23,885	28,111
Earnings per share	$5.76	$5.17	$5.38	$6.35	$5.96

Balance Sheet Data

	As of June 30,
	2016 (1)	2015	2014 (2)	2013	2012
	(amounts in thousands)
Total assets (3)	$3,987,341	$3,242,030	$3,330,257	$2,476,587	$2,369,615
Long-term liabilities (3)	1,814,852	1,362,077	1,548,504	526,521	720,241
Working capital (3)	356,662	266,429	290,568	(37,666)	184,116
Shareholders’ equity	1,607,313	1,480,272	1,359,166	1,207,572	1,164,445

(1)	Acquisition of NSS on February 1, 2016, and adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting contributing $1.2 million to net income.
(2)	Acquisition of Six3 on November 15, 2013.
(3)

Adjusted for the reclassification of debt issuance costs and deferred taxes pursuant to the adoption of ASU 2015-03 and ASU 2015-17.  See Note 3 to the Consolidated Financial Statements for further information.

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

Overview

We are a leading provider of information solutions and services to the U.S. government. We derived 93.5 percent of our revenue during the year ended June 30, 2016 from contracts with U.S. government agencies, including 65.1 percent from DoD customers and 28.4 percent from U.S. federal civilian agency customers including the Department of Homeland Security. We also provide services to state and local governments, commercial customers and agencies of foreign governments.

Budgetary pressures and sequestration have created a challenging environment for us and other companies in our industry.  For further information on the trends currently impacting us, please see Item 1, Business – Industry Trends.

For the year ended June 30, 2016, 91.4 percent of our revenue was from contracts where we were the lead, or “prime,” contractor. Our contract base has approximately 730 active contracts and 1,907 active task orders.  We have a diverse mix of contract types, with 48.5 percent, 33.3 percent, and 18.2 percent of our revenue for the year ended June 30, 2016, derived from cost-reimbursable, fixed-price and time and materials (T&M) contracts, respectively.

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

Costs of Revenue

Costs of revenue include all direct contract costs including subcontractor costs as well as indirect overhead costs and selling, general and administrative expenses that are allowable and allocable to contracts under federal procurement standards. Costs of revenue also include costs and expenses that are unallowable under applicable procurement standards, and thus are not allocable to contracts for billing purposes. Such costs and expenses do not directly generate revenue, but are necessary for business operations.

Accounting for Business Combinations, Goodwill and Acquired Intangible Assets

The purchase price of an acquired business is allocated to the tangible assets and separately identifiable intangible assets acquired less liabilities assumed based upon their respective fair values, with the excess recorded as goodwill.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using income, market and cost valuation methodologies. The fair value measurements were estimated using significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. The income approach was primarily used to value the customer relationships intangible assets. The income approach indicates value for an asset or liability based on the present value of cash flow projected to be generated over the remaining economic life of the asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, operational performance including company specific synergies, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows are adjusted to reflect the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The adjusted future cash flows are then discounted to present value using an appropriate discount rate. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The fair values of the tangible assets and acquired liabilities assumed, were determined using a combination of market and cost valuation methodologies. The market approach is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities, or a group of assets and liabilities. Valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility.

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

We evaluate goodwill as of the first day of the fourth quarter.  In addition, we will perform interim impairment testing should circumstances requiring it arise.  We completed our annual goodwill assessment as of April 1, 2016 and no impairment charge was necessary as a result of this assessment.  We have concluded that none of our reporting units are at risk of a goodwill impairment in the near term as their fair values are considerably greater than their carrying values.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including income tax consequences and classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Additionally, excess tax benefits will be classified as an operating activity on the statement of cash flows.  In regards to forfeitures, the entity can make an accounting policy election to either recognize forfeitures as they occur or estimate the number of awards expected to be forfeited.  The guidance in ASU 2016-09 is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2016.  Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year of adoption.  The Company early adopted this standard during the fourth quarter of FY2016.

Upon adoption, the Company recognized excess tax benefits of $1.2 million during the year ended June 30, 2016 as a reduction to tax expense in our Consolidated Statements of Operations, as though ASU 2016-09 had been in effect since the beginning of FY2016.  Consequently, this resulted in an increase in net income, an increase in earnings per share and a decrease in the annual effective tax rate.  In addition, the excess tax benefits that were previously presented as a financing activity on our Consolidated Statements of Cash Flows are now presented as an operating activity, with prior periods retrospectively adjusted.   The effect of the change on prior periods retrospectively adjusted is an increase in net cash provided by operating activities and a decrease in net cash provided by (used in) financing activities of $3.6 million and $4.8 million for the years ended June 30, 2015 and 2014, respectively. With respect to forfeitures, the Company will continue to estimate the number of awards expected to be forfeited in accordance with our existing accounting policy.

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

Consolidated Statements of Operations

Years ended June 30,

							Year to Year Change
	2016	2015	2014	2016	2015	2014	2015 to 2016		2014 to 2015
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(dollar amounts in thousands)
Revenue	$3,744,053	$3,313,452	$3,564,562	100.0%	100.0%	100.0%	$430,601	13.0%	$(251,110)	(7.0)%
Costs of revenue
Direct costs	2,487,633	2,193,585	2,426,520	66.4	66.2	68.1	294,048	13.4	(232,935)	(9.6)
Indirect costs and selling expenses	926,918	817,403	815,458	24.8	24.7	22.9	109,515	13.4	1,945	0.2
Depreciation and amortization	64,752	66,083	65,181	1.7	2.0	1.8	(1,331)	(2.0)	902	1.4
Total costs of revenue	3,479,303	3,077,071	3,307,159	92.9	92.9	92.8	402,232	13.1	(230,088)	(7.0)
Income from operations	264,750	236,381	257,403	7.1	7.1	7.2	28,369	12.0	(21,022)	(8.2)
Interest expense and other, net	41,138	34,758	38,158	1.1	1.0	1.1	6,380	18.4	(3,400)	(8.9)
Income before income taxes	223,612	201,623	219,245	6.0	6.1	6.1	21,989	10.9	(17,622)	(8.0)
Income taxes	80,813	75,327	83,326	2.2	2.3	2.3	5,486	7.3	(7,999)	(9.6)
Net income	142,799	126,296	135,919	3.8	3.8	3.8	16,503	13.1	(9,623)	(7.1)
Noncontrolling interest	—	(101)	(603)	(0.0)	(0.0)	(0.0)	101	100.0	502	83.3
Net income attributable to CACI	$142,799	$126,195	$135,316	3.8%	3.8%	3.8%	$16,604	13.2%	$(9,121)	(6.7)%

Revenue

For FY2016, our total revenue increased from FY2015 by $430.6 million or 13.0 percent.  This growth in revenue resulted from the NSS acquisition and other recent acquisitions completed during the last twelve months.  Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue.  Excluding acquired revenue, organic revenue decreased by 0.8 percent, primarily due to contract completions.

In light of the BCA, the provisions of the BBA, and deficit reduction pressures, discretionary spending by the federal government continues to be constrained and is expected to be so through the government’s FY2025.  We experienced the impact of these fiscal constraints on contracts and task orders we hold and delays in the awarding of contracts on which we have bid.  We expect this trend to continue into the government’s Fiscal Year 2017, beginning on October 1, 2016.

For FY2015, our total revenue decreased from FY2014 by $251.1 million, or 7.0 percent, primarily related to a decrease in revenue from the DoD offset in part by an increase in federal civilian agency work.  This decrease in revenue was primarily attributable to lower subcontractor costs and other direct costs (ODCs) resulting from certain contracts reaching their normal end-of-life, federal government budget-related reductions activities and the drawdown in Southwest Asia.

The following table summarizes revenue earned by each of the customer groups for the three most recent fiscal years:

	Years ended June 30,
	2016		2015		2014
	(dollar amounts in thousands)
Department of Defense	$2,439,329	65.1%	$2,217,031	66.9%	$2,578,024	72.3%
Federal civilian agencies	1,062,508	28.4	888,191	26.8	771,662	21.7
Commercial and other	227,145	6.1	202,858	6.1	199,521	5.6
State and local governments	15,071	0.4	5,372	0.2	15,355	0.4
Total	$3,744,053	100.0%	$3,313,452	100.0%	$3,564,562	100.0%

DoD revenue increased 10.0 percent, or $222.3 million in FY2016 as compared to FY2015.  Acquired DoD revenue accounted for $292.1 million of the revenue increase from FY2015 to FY2016.  Excluding acquired revenue, DoD revenue decreased by $69.8 million or 3.1 percent, primarily due to lower subcontractor costs and ODCs resulting from the drawdown in Afghanistan, federal budget-related reduction activities and reduced customer requirements.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems. DoD revenue also includes work with the U.S. Navy, and other DoD agencies.

Revenue from DoD customers decreased 14.0 percent, or $361.1 million, to $2.2 billion for FY2015 as compared to FY2014.  This decrease was attributable primarily to lower subcontractor costs and ODCs resulting from the drawdown in Southwest Asia and federal government budget-related activities.

Federal civilian agencies revenue increased 19.6 percent, or $174.3 million for FY2016 as compared to FY2015.  The acquisition of NSS accounted for $133.1 million of the increase in federal civilian agency revenue.  NSS contracts consist mainly of information technology support services.  Excluding NSS, federal civilian agency revenue increased $41.2 million or 4.6 percent.  This increase was primarily attributable to our intelligence systems and services, investigations and litigation support, and business systems contracts.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Revenue from federal civilian agencies increased 15.1 percent, or $116.5 million, to $888.2 million during FY2015 as compared to FY2014.  This increase was primarily attributable to the Six3 Systems acquisition completed during November 2013, growth in our Office of Personnel Management (OPM) contract and other new business.

Commercial and other revenue increased 12.0 percent, or $24.3 million in FY2016 as compared to FY2015.  Acquired revenue accounted for $19.1 million of the growth while $5.2 million was organic.  The increase came from both our international and domestic technology services and cyber security products.  Of the total commercial and other revenue, international operations accounted for 66.1 percent or $150.1 million for FY2016 while domestic operations accounted for 33.9 percent or $77.0 million.

Commercial and other revenue increased 1.7 percent, or $3.3 million, to $202.9 million in FY2015 as compared to FY2014. Commercial revenue is derived from both international and domestic operations. In FY2015, international operations accounted for 71.3 percent, or $144.6 million, of the total commercial revenue, while domestic operations accounted for 28.7 percent, or $58.3 million.

Revenue from state and local governments increased by $9.7 million during FY2016, as compared to FY2015.  This increase was the result of the NSS information technology seat management and network support contracts.  In FY2015 as compared to FY2014, revenue from state and local governments decreased by $10.0 million which was due to the completion of several local government system support contracts. Revenue from state and local governments represented less than one percent of our total revenue in each of FY2016, FY2015, and FY2014.

Income from Operations

During the fiscal years ended June 30, 2016, 2015, and 2014, as a percentage of revenue, total direct costs were 66.4 percent, 66.2 percent, and 68.1 percent, respectively.  Direct costs include direct labor and ODCs, which include, among other costs, subcontracted labor and materials along with equipment purchases and travel expenses.  ODCs, which are common in our industry, typically are incurred in response to specific customer tasks and may vary from period to period.

The single largest component of direct costs, direct labor, was $1.2 billion, $1.1 billion and $1.0 billion in FY2016, FY2015, and FY2014, respectively. ODCs were $1.3 billion, $1.1 billion, and $1.4 billion in FY2016, FY2015, and FY2014, respectively.  The direct labor and ODC increase from FY2015 to FY2016 were primarily the result of the acquisition of NSS, partially offset by a decrease in subcontractor costs and ODCs as a result of the drawdown in Afghanistan as well as federal government budget-related reduction activities and reduced customer requirements.  This decrease in ODCs from FY2014 to FY2015 was primarily driven by certain contracts reaching their normal end-of-life, decreases in subcontractor costs and ODCs as a result of the drawdown in Southwest Asia and federal government budget-related reduction activities.

Indirect costs and selling expenses which include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor and other discretionary expenses, increased $109.5 million or 13.4 percent in FY2016 as compared to FY2015.  This increase in indirect cost and selling expenses is due primarily to the NSS acquisition, which includes transaction costs of $7.3 million as well as fringe benefit costs related to increased direct labor and incentive costs.  Indirect costs and selling expense increased $1.9 million or 0.2 percent in FY2015 as compared to FY2014.  This increase was due primarily to fringe benefit costs related to increased direct labor and startup costs for the growth in the OPM contract.  As a percentage of revenue indirect costs and selling expenses were 24.8 percent, 24.7 percent and 22.9 percent for FY2016, FY2015 and FY2014, respectively.

Depreciation and amortization expense decreased $1.3 million, or 2.0 percent, in FY2016 as compared to FY2015.  The decrease was primarily attributable to lower amortization of intangible assets from runoff amortization expense related to prior acquisitions partially offset by additional intangible amortization expense related to the NSS acquisition.  In FY2015 depreciation and amortization expense increased $0.9 million or 1.4 percent as compared to FY2014.  The increase was primarily attributable to amortization of intangible assets associated with Six3 Systems acquisition offset by decreased amortization of intangibles on prior years’ acquisitions

Net interest expense and other increased $6.4 million, or 18.4 percent, in FY2016 as compared to FY2015.  This increase primarily relates to interest on $550.0 million of additional indebtedness incurred to fund the acquisition of NSS.  Net interest expense and other decreased $3.4 million, or 8.9 percent, in FY2015 as compared to FY2014 primarily due to decreased interest expense on our Convertible Notes which matured May 2014 offset by higher interest related to additional indebtedness incurred to fund the acquisition of Six3 Systems.

The effective income tax rates in FY2016, FY2015, and FY2014, were 36.1 percent, 37.4 percent, and 38.1 percent, respectively. The tax rate in each year was positively impacted by tax benefits related to deductions claimed for income from qualified domestic production activities and non-taxable gains on assets invested in corporate-owned life insurance (COLI) policies.  For the year ended June 30, 2016 and 2015, the tax rate was also favorably affected by the reinstatement of the work opportunity tax credit benefit and reversal of tax reserves resulting from the lapse of a statute of limitations.  In addition, the year ended June 30, 2016 the tax rate was favorably impacted by the adoption of the new employee share based payment accounting standard.  The effective tax rate for the year ended June 30, 2014 was negatively impacted by non-deductible acquisition related expenses incurred in the acquisition of Six3 Systems.

Effects of Inflation

During FY2016, 48.5 percent of our business was conducted under cost-reimbursable contracts which automatically adjust revenue to cover costs that are affected by inflation.  18.2 percent of our revenue was earned under T&M contracts, where labor rates for many of the services provided are often fixed for several years. Under certain T&M contracts containing IDIQ procurement arrangements, we adjust labor rates annually as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our T&M and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $242.6 million, $226.9 million and $203.5 million for the years ended June 30, 2016, 2015 and 2014, respectively.

The Credit Facility is a $1,981.3 million credit facility, which includes an $850.0 million revolving credit facility (the Revolving Facility), and a $1,131.3 million term loan (the Term Loan).  The Revolving Facility has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  The Credit Facility was amended during the third quarter of FY2016 in connection with the Company’s acquisition of NSS (see Note 4).  CACI financed the transaction by borrowing $250.0 million under its existing Revolving Facility and by entering into an eighth amendment and first incremental facility amendment to its Credit Facility to allow for the incurrence of $300.0 million in additional Term Loans.  At June 30, 2016, $1,032.8 million was outstanding under the Term Loan, $440.0 million was outstanding under the Revolving Facility, we had no borrowings on the swing line and a $0.4 million letter of credit was outstanding.  As of June 30, 2016, the Credit Facility had an accordion feature that would allow the facility to be expanded in an aggregate amount of up to the sum of $400.0 million plus an amount such that the Consolidated Senior Secured Leverage Ratio would not be greater than 2.75:1.0.

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

Cash and cash equivalents were $49.1 million and $35.4 million as of June 30, 2016 and 2015, respectively. Our operating cash flow was $242.6 million for FY2016, compared to $226.9 million for the same period a year ago. The increase in cash from operations is a result of the NSS acquisition on February 1, 2016. Days-sales outstanding were 62 and 60 at June 30, 2016 and 2015, respectively. The increase in DSO is a result of a temporary increase associated with the NSS acquisition.

We used $607.6 million and $31.4 million of cash in investing activities during FY2016 and FY2015, respectively. During the twelve months ended June 30, 2016 we paid $587.8 million for business acquisitions, as compared to $15.0 million during the same period a year ago.  Purchases of office and computer related equipment of $20.8 million and $17.4 million in FY2016 and FY2015, respectively, accounted for a majority of the remaining funds used in investing activities. Generally, we have relatively low capital expenditure requirements for our business, and expect these expenditures in the coming years to remain consistent with the levels reported in FY2016.

Cash flows provided by financing activities were $381.5 million during FY2016 while cash used in financing activities was $222.5 million during FY2015. During the year ended June 30, 2016, we had net borrowings of $389.2 million under our Credit Facility compared to net repayments of $213.5 million in FY2015.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements related to the lease of all of our current office and warehouse facilities. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue leasing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of June 30, 2016, we had an outstanding letter of credit of $0.4 million. We have no other material off-balance sheet financing arrangements.

The following table summarizes our contractual obligations as of June 30, 2016 that require us to make future cash payments:

	Payments Due By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(amounts in thousands)
Contractual obligations (1):
Bank credit facility-term loan (2)	$1,032,833	$53,965	$161,895	$816,973	$—
Interest Payments (5)	128,652	34,584	60,764	31,157	2,147
Bank credit facility-revolver loan (2)	440,000	—	—	440,000	—
Operating leases (3)	351,674	65,668	109,158	77,658	99,190
Deferred consideration (6)	6,894	3,424	3,470	—	—
Other long-term liabilities reflected on our balance sheet under generally accepted accounting principles (GAAP)
Deferred compensation (4)	83,908	6,913	8,623	5,377	62,995
Total	$2,043,961	$164,554	$343,910	$1,371,165	$164,332

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
(5)

Interest payments are estimated through the maturity date of the Term Loan.  Variable rate interest obligations are estimated based on rates as of June 30, 2016.  Interest payments under the Revolving Facility have been excluded because a reasonable estimate of the timing and amount of cash out flows cannot be determined.

(6)	Consists of deferred payment obligations related to acquisitions. See Note 4 for additional information.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $900 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the twelve months ended June 30, 2016 would have fluctuated by approximately $6.4 million.

Approximately 4.0 percent and 4.4 percent of our total revenue in FY2016 and FY2015, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of June 30, 2016, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $21.1 million. Although these balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to reinvest earnings from our foreign subsidiaries.  This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2016. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

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

With the participation of our CEO and CFO, we performed an evaluation of the effectiveness of the internal control over financial reporting to comply with the rules on internal control over financial reporting issued pursuant to the Sarbanes-Oxley Act of 2002. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on the evaluation procedures, our management, including the CEO and CFO, concluded that, as of June 30, 2016, our internal control over financial reporting was effective based on those criteria. In addition, our independent registered public accounting firm evaluated the effectiveness of our internal control over financial reporting. Management’s report on the effectiveness of internal control over financial reporting, and the independent auditors’ report on internal control over financial reporting, are included in Part IV of this report.

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

Item 10. Officers, Directors and Executive Officers of the Registrant

Except for the specific disclosures below, the information required by this Item 10 is included under the headings “Executive Officers” and “Corporate Governance” in our 2016 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2016 (2016 Proxy Statement) and is incorporated by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be incorporated herein by reference to the Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners And Management

The information required by this Item 12 will be incorporated herein by reference to the Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 will be incorporated herein by reference to the Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be incorporated herein by reference to the Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report
1.	Financial Statements
A.	Report of Management on Internal Control Over Financial Reporting
B.	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
C.	Report of Independent Registered Public Accounting Firm
D.	Consolidated Statements of Operations for the fiscal years ended June 30, 2016, 2015 and 2014
E.	Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2016, 2015 and 2014
F.	Consolidated Balance Sheets as of June 30, 2016 and 2015
G.	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2016, 2015 and 2014
H.	Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2016, 2015 and 2014
I.	Notes to Consolidated Financial Statements
2.	Supplementary Financial Data

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2016, 2015 and 2014

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Stock Purchase Agreement, dated as of December 7, 2015, by and among CACI International Inc, CACI, Inc.-Federal and L-3 Communications Corporation.		8-K	December 8, 2015	2.1

3.1	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 20, 2014.		8-K	March 25, 2014	3.1

4.1	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Morgan Stanley & Co. International plc, as amended May 11, 2007.		8-K	May 16, 2007	4.4

4.2	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and J.P. Morgan Chase Bank, National Association, as amended May 11, 2007		8-K	May 16, 2007	4.6

4.3	Letter Agreement re Warrants dated as of May 10, 2007, by and between CACI International Inc and Bank of America, N.A., as amended May 11, 2007.		8-K	May 16, 2007	4.8

10.1	The 2002 Employee Stock Purchase Plan of CACI International Inc, as amended.*		Def 14A	October 3, 2013	Appendix A

10.2	Amended and Restated Management Stock Purchase Plan of CACI International Inc.*		10-K	August 27, 2008	10.5

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.3	Amended and Restated Employment Agreement dated July 1, 2007 between J.P. London and CACI International Inc.*		10-K	August 29, 2007	10.21

10.4	Severance Compensation Agreement dated October 1, 2007 between Thomas A. Mutryn and CACI International Inc.*		S-1/A	October 9, 2007	10.25

10.5	Severance Compensation Agreement dated June 16, 2008 between Gregory R. Bradford and CACI International Inc.*		10-K	August 27, 2008	10.23

10.6	CACI International Inc 2006 Stock Incentive Plan, as amended and restated.*		Def 14A	October 6, 2011	Appendix A

10.7	Form of Restricted Stock Unit Grant Agreement for Grantees Who are Not Eligible for Grandfathered Retirement.*		S-8	February 4, 2009	10.5

10.8	Form of Stock-Settled Stock Appreciation Rights Grant Agreement.*		S-8	February 4, 2009	10.6

10.9	Amendment to the CACI International Inc Management Stock Purchase Plan dated June 23, 2010.*		10-K	August 25, 2010	10.34

10.10	Credit Agreement by and among CACI International Inc as borrower; Bank of America, N.A. as administrative agent, swing line lender and L/C issuer; JP Morgan Chase Bank, N.A., as syndication agent; and each of the lenders named therein.		8-K	October 27, 2010	10.1

10.11	Form of Performance Restricted Stock Unit Grant Agreement between CACI International Inc and certain employees.*		10-Q	February 4, 2011	10.2

10.12	Form of CACI International Inc 2006 Stock Incentive Plan Restricted Stock Unit (RSU) Grant Agreement.*		10-Q	May 6, 2011	10.1

10.13	Amendment dated May 17, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 19, 2011	10.2

10.14	Form of Non-Employee Director Restricted Stock Unit Grant Agreement.*		10-K	August 29, 2011	10.30

10.15	Amendment dated November 18, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 22, 2011	10.3

10.17	Form of Restricted Stock Unit (RSU) Agreement under CACI International Inc Management Stock Purchase Plan.*		S-8	February 6, 2012	10.13

10.18	Form of Stock Grant Agreement under CACI International Inc Director Stock Purchase Plan.*		S-8	February 6, 2012	10.15

10.19	Amended and Restated Director Stock Purchase Plan of CACI International Inc.*		10-Q	May 4, 2012	10.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.20	Severance Compensation Agreement dated July 1, 2012 between John S. Mengucci and CACI International Inc.*		10-K	August 28, 2012	10.38

10.21	Lender Joinder and Increase Agreement dated as of October 26, 2012 between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	October 31, 2012	10.4

10.22	Amendment dated August 6, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	August 12, 2013	10.4

10.23	Employment Agreement dated February 20, 2013 between Kenneth Asbury and CACI International Inc.*		10-K	August 27, 2013	10.40

10.24	Agreement and Plan of Merger by and among Six3 Systems Holdings, LLC, as Stockholder Representative, Six3 Systems Holdings II, Inc., CACI International Inc, CACI, Inc.-FEDERAL, and CACI Acquisition II, Inc., dated October 8, 2013.		10-Q	November 1, 2013	10.1

10.25	Amendment dated October 31, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 5, 2013	10.5

10.26	Amendment dated November 15, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 18, 2013	10.6

10.27	Amendment dated April 22, 2015 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	April 28, 2015	10.7

10.28	Amendment dated May 21, 2015 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 27, 2015	10.8

10.29	Eighth Amendment dated January 29, 2016 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	February 3, 2016	10.9

10.30	First Incremental Facility Amendment dated February 1, 2016 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	February 3, 2016	10.10

10.31	Form of Performance RSU Grant Agreement under CACI International Inc 2006 Stock Incentive Plan.*	X

21.1	Significant Subsidiaries of the Registrant.	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101

The following materials from the CACI International Inc Annual Report on Form 10-K for the year ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Operations for the years ended June 30, 2016, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the years ended June 30, 2016, 2015 and 2014, (iii) Consolidated Balance Sheets as of June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2016, 2015 and 2014, (v) Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.**

*	Denotes a management contract, compensatory plan, or arrangement.
**	Submitted electronically herewith.

Report of Management on Internal Control Over Financial Reporting

August 24, 2016

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2016.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included herein and has reported on the Company’s internal control over financial reporting as of June 30, 2016.

/s/ Kenneth Asbury	/s/ Thomas A. Mutryn
Kenneth Asbury	Thomas A. Mutryn
President and	Executive Vice President and
Chief Executive Officer and Director	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CACI International Inc

We have audited CACI International Inc’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CACI International Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CACI International Inc maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CACI International Inc as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2016 of CACI International Inc and our report dated August 24, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 24, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CACI International Inc

We have audited the accompanying consolidated balance sheets of CACI International Inc as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CACI International Inc at June 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CACI International Inc's internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 24, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 24, 2016

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Fiscal year ended June 30,
	2016	2015	2014
Revenue	$3,744,053	$3,313,452	$3,564,562
Costs of revenue:
Direct costs	2,487,633	2,193,585	2,426,520
Indirect costs and selling expenses	926,918	817,403	815,458
Depreciation and amortization	64,752	66,083	65,181
Total costs of revenue	3,479,303	3,077,071	3,307,159
Income from operations	264,750	236,381	257,403
Interest expense and other, net	41,138	34,758	38,158
Income before income taxes	223,612	201,623	219,245
Income taxes	80,813	75,327	83,326
Net income	142,799	126,296	135,919
Noncontrolling interest	—	(101)	(603)
Net income attributable to CACI	$142,799	$126,195	$135,316
Basic earnings per share	$5.89	$5.27	$5.78
Diluted earnings per share	$5.76	$5.17	$5.38
Weighted-average basic shares outstanding	24,262	23,948	23,429
Weighted-average diluted shares outstanding	24,802	24,388	25,155

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Fiscal year ended June 30,
	2016	2015	2014
Net income	$142,799	$126,296	$135,919
Other comprehensive (loss) income:
Foreign currency translation adjustment	(19,961)	(11,943)	13,333
Effects of post-retirement adjustments	(170)	(237)	(257)
Change in fair value of interest rate swap agreements, net of tax	(5,992)	(2,398)	(3,643)
Other comprehensive (loss) income, net of tax	(26,123)	(14,578)	9,433
Comprehensive income	116,676	111,718	145,352
Noncontrolling interest	—	(101)	(603)
Comprehensive income attributable to CACI	$116,676	$111,617	$144,749

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$49,082	$35,364
Accounts receivable, net	803,817	596,155
Prepaid expenses and other current assets	68,939	34,591
Total current assets	921,838	666,110
Goodwill	2,585,343	2,189,816
Intangible assets, net	275,372	195,182
Property and equipment, net	81,362	63,689
Supplemental retirement savings plan assets	89,937	89,012
Accounts receivable, long-term	8,330	8,188
Other long-term assets	25,159	30,033
Total assets	$3,987,341	$3,242,030
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$53,965	$38,965
Accounts payable	95,270	56,840
Accrued compensation and benefits	228,362	185,830
Other accrued expenses and current liabilities	187,579	118,046
Total current liabilities	565,176	399,681
Long-term debt, net of current portion	1,402,079	1,024,599
Supplemental retirement savings plan obligations, net of current portion	76,995	76,860
Deferred income taxes	248,458	200,237
Other long-term liabilities	87,320	60,381
Total liabilities	2,380,028	1,761,758
Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized; 41,758 issued and 24,323 outstanding at June 30, 2016 and 41,622 issued and 24,184 outstanding at June 30, 2015	4,176	4,162
Additional paid-in capital	558,324	547,979
Retained earnings	1,661,948	1,519,149
Accumulated other comprehensive loss	(41,083)	(14,960)
Treasury stock, at cost (17,435 and 17,438 shares, respectively)	(576,187)	(576,193)
Total CACI shareholders’ equity	1,607,178	1,480,137
Noncontrolling interest	135	135
Total shareholders’ equity	1,607,313	1,480,272
Total liabilities and shareholders’ equity	$3,987,341	$3,242,030

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal year ended June 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$142,799	$126,296	$135,919
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	64,752	66,083	65,181
Non-cash interest expense	—	—	11,421
Amortization of deferred financing costs	3,234	2,639	2,940
Loss on extinguishment of debt	—	272	4,116
Stock-based compensation expense	17,919	14,072	11,557
Deferred income tax expense	13,568	27,022	15,559
Equity in earnings of unconsolidated ventures	(204)	(874)	(1,656)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(105)	18,889	91,010
Prepaid expenses and other assets	(8,408)	(2,057)	(4,666)
Accounts payable and other accrued expenses	2,427	(21,484)	(119,997)
Accrued compensation and benefits	4,320	2,776	(20,416)
Income taxes payable and receivable	14,868	17	11,537
Deferred rent	(9,631)	(4,323)	(1,151)
Supplemental retirement savings plan obligations and other long-term liabilities	(2,962)	(2,466)	2,116
Net cash provided by operating activities	242,577	226,862	203,470
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(20,835)	(17,444)	(15,279)
Cash paid for business acquisitions, net of cash acquired	(587,821)	(14,972)	(839,050)
Net investments in unconsolidated joint ventures	—	391	3,550
Other	1,069	629	(876)
Net cash used in investing activities	(607,587)	(31,396)	(851,655)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities, net of financing costs	1,058,500	438,969	1,577,000
Principal payments made under bank credit facilities	(659,965)	(650,141)	(902,781)
Payment of financing costs under bank credit facilities	(9,290)	(2,279)	(13,369)
Payment of contingent consideration	—	—	(3,294)
Proceeds from employee stock purchase plans	3,086	3,287	3,527
Proceeds from exercise of stock options	—	691	—
Repurchases of common stock	(3,230)	(3,400)	(3,653)
Payment of taxes for equity transactions	(8,045)	(7,378)	(9,764)
Other	451	(2,257)	(991)
Net cash (used in) provided by financing activities	381,507	(222,508)	646,675
Effect of exchange rate changes on cash and cash equivalents	(2,779)	(2,055)	1,634
Net increase (decrease) in cash and cash equivalents	13,718	(29,097)	124
Cash and cash equivalents, beginning of year	35,364	64,461	64,337
Cash and cash equivalents, end of year	$49,082	$35,364	$64,461
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$54,970	$45,068	$52,268
Cash paid during the period for interest	$37,429	$33,491	$23,877
Non-cash financing and investing activities:
Accrued capital expenditures	2,170	1,349	—
Landlord-financed leasehold improvements	$—	$—	$2,190

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, June 30, 2013	—	$—	41,172	$4,117	$530,154	$1,257,638	$(9,815)	17,950	$(577,191)	$1,204,903	$2,669	$1,207,572
Net income attributable to CACI	—	—	—	—	—	135,316	—	—	—	135,316	—	135,316
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	603	603
Stock-based compensation expense	—	—	—	—	11,557	—	—	—	—	11,557	—	11,557
Exercise of stock options and vesting of restricted stock units	—	—	269	27	(4,414)	—	—	—	—	(4,387)	—	(4,387)
Change in fair value of interest rate swap agreements, net	—	—	—	—	—	—	(3,643)	—	—	(3,643)	—	(3,643)
Currency translation adjustment	—	—	—	—	—	—	13,333	—	—	13,333	—	13,333
Repurchases of common stock	—	—	—	—	—	—	—	53	(3,495)	(3,495)	—	(3,495)
Acquisition of common stock from call option	—	—	—	—	106,799	—	—	1,431	(106,799)	—	—	—
Treasury stock issued for conversion of the Convertible Notes	—	—	—	—	(106,799)	—	—	(1,431)	106,799	—	—	—
Treasury stock issued under stock purchase plans	—	—	—	—	37	—	—	(62)	3,519	3,556	—	3,556
Post-retirement benefit costs	—	—	—	—	—	—	(257)	—	—	(257)	—	(257)
Net distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(989)	(989)
BALANCE, June 30, 2014	—	—	41,441	4,144	537,334	1,392,954	(382)	17,941	(577,167)	1,356,883	2,283	1,359,166
Net income attributable to CACI	—	—	—	—	—	126,195	—	—	—	126,195	—	126,195
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	101	101
Stock-based compensation expense	—	—	—	—	14,072	—	—	—	—	14,072	—	14,072
Exercise of stock options and vesting of restricted stock units	—	—	181	18	(2,862)	—	—	—	—	(2,844)	—	(2,844)
Lapse of statute of limitations for uncertain tax position	—	—	—	—	438	—	—	—	—	438	—	438
Change in fair value of interest rate swap agreements, net	—	—	—	—	—	—	(2,398)	—	—	(2,398)	—	(2,398)
Currency translation adjustment	—	—	—	—	—	—	(11,943)	—	—	(11,943)	—	(11,943)
Repurchases of common stock	—	—	—	—	(158)	—	—	44	(3,242)	(3,400)	—	(3,400)
Treasury stock issued upon settlement of warrants	—	—	—	—	(973)	—	—	(498)	964	(9)	—	(9)
Treasury stock issued under stock purchase plans	—	—	—	—	128	—	—	(49)	3,252	3,380	—	3,380
Post-retirement benefit costs	—	—	—	—	—	—	(237)	—	—	(237)	—	(237)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(2,249)	(2,249)
BALANCE, June 30, 2015	—	—	41,622	4,162	547,979	1,519,149	(14,960)	17,438	(576,193)	1,480,137	135	1,480,272
Net income attributable to CACI	—	—	—	—	—	142,799	—	—	—	142,799	—	142,799
Stock-based compensation expense	—	—	—	—	17,919	—	—	—	—	17,919	—	17,919
Exercise of stock options and vesting of restricted stock units	—	—	136	14	(7,465)	—	—	—	—	(7,451)	—	(7,451)
Change in fair value of interest rate swap agreements, net	—	—	—	—	—	—	(5,992)	—	—	(5,992)	—	(5,992)
Currency translation adjustment	—	—	—	—	—	—	(19,961)	—	—	(19,961)	—	(19,961)
Repurchases of common stock	—	—	—	—	(192)	—	—	37	(3,038)	(3,230)	—	(3,230)
Treasury stock issued under stock purchase plans	—	—	—	—	83	—	—	(40)	3,044	3,127	—	3,127
Post-retirement benefit costs	—	—	—	—	—	—	(170)	—	—	(170)	—	(170)
BALANCE, June 30, 2016	—	$—	41,758	$4,176	$558,324	$1,661,948	$(41,083)	17,435	$(576,187)	$1,607,178	$135	$1,607,313

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

The Company’s U.S. government contracts comprise 93.5 and 93.7 percent of total revenue in the year ended June 30, 2016 and 2015, respectively and are subject to subsequent government audit of direct and indirect costs. Incurred cost audits have been completed through June 30, 2009. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet started or completed.

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

The Company evaluates goodwill as of the first day of the fourth quarter.  In addition, the Company will perform interim impairment testing should circumstances requiring it arise.  The Company completed its annual goodwill assessment as of April 1, 2016 and no impairment charge was necessary as a result of this assessment.

Long-Lived Assets (Excluding Goodwill)

Long-lived assets such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Property and equipment is recorded at cost. Depreciation of equipment and furniture has been provided over the estimated useful life of the respective assets (ranging from three to eight years) using the straight-line method. Leasehold improvements are generally amortized using the straight-line method over the remaining lease term or the useful life of the improvements, whichever is shorter. Repairs and maintenance costs are expensed as incurred.  Separately identifiable definite-lived intangible assets are amortized over their respective estimated useful lives.

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

The fair value of the Company’s debt under its bank credit facility approximates its carrying value at June 30, 2016. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income (Loss)

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenue, expenses, and gains and losses that under U.S. GAAP are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income consist of foreign currency translation adjustments; the changes in the fair value of interest rate swap agreements, net of tax of $3.9 million for the year ended June 30, 2016; and differences between actual amounts and estimates based on actuarial assumptions and the effect of changes in actuarial assumptions made under the Company’s post-retirement benefit plans, net of tax (see Note 15).

As of June 30, 2016 and 2015, accumulated other comprehensive loss included a loss of $26.7 million and $6.7 million, respectively, related to foreign currency translation adjustments, a loss of $13.1 million and $7.1 million, respectively, related to the fair value of its interest rate swap agreements, and a loss of $1.3 million and $1.2 million, respectively, related to unrecognized post-retirement costs.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. Management estimates include estimated costs to complete and estimated award fees for contracts accounted for under ASC 605-35, amortization periods for long-lived intangible assets, recoverability of long-lived assets, reserves for accounts receivable, and reserves for contract related matters. Actual results could differ from these estimates.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including income tax consequences and classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Additionally, excess tax benefits will be classified as an operating activity on the statement of cash flows.  In regards to forfeitures, the entity can make an accounting policy election to either recognize forfeitures as they occur or estimate the number of awards expected to be forfeited.  The guidance in ASU 2016-09 is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2016.  Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year of adoption.  The Company early adopted this standard during the fourth quarter of FY2016.

Upon adoption, the Company recognized excess tax benefits of $1.2 million during the year ended June 30, 2016 as a reduction to tax expense in our Consolidated Statements of Operations, as though ASU 2016-09 had been in effect since the beginning of FY2016.  Consequently, this resulted in an increase in net income ($1.2 million), an increase in earnings per share ($0.05 per share) and a decrease in the annual effective tax rate.  In addition, the excess tax benefits that were previously presented as a financing activity on our Consolidated Statements of Cash Flows are now presented as an operating activity, with prior periods retrospectively adjusted.   The effect of the change on prior periods retrospectively adjusted is an increase in net cash provided by operating activities and a decrease in net cash provided by (used in) financing activities of $3.6 million and $4.8 million for the years ended June 30, 2015 and 2014, respectively. With respect to forfeitures, the Company will continue to estimate the number of awards expected to be forfeited in accordance with our existing accounting policy.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The guidance in ASU 2015-17 is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2016, with early adoption permitted.  The Company early adopted this standard as of January 1, 2016 and applied the standard retrospectively.  As a result of adopting this standard, current deferred tax assets of $10.4 million were reclassified as a reduction to net non-current deferred tax liabilities as of June 30, 2015.

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

NOTE 4. ACQUISITIONS

Year Ended June 30, 2016

On February 1, 2016, the Company acquired 100 percent of the outstanding shares of L-3 National Security Solutions, Inc. and L-3 Data Tactics Corporation (together, “NSS”).  NSS is a prime mission partner to the U.S. Department of Defense (DoD), U.S. government intelligence agencies, and U.S. federal civilian agencies.  The acquisition was integrated into the domestic operating segment and will expand CACI’s opportunities in many of our key market areas and expand our current customer base.  CACI financed the acquisition by borrowing $250.0 million under its existing revolving facility and by entering into an eighth amendment and first incremental facility amendment to its credit facility to allow for the incurrence of $300.0 million in additional term loans.

The initial purchase consideration paid at closing to acquire NSS was $550.0 million plus $11.2 million representing a preliminary net working capital adjustment.  Subsequent to closing, CACI estimated that a refund of $13.9 million is due from the sellers for the final net working capital adjustment, which is recorded within prepaid expenses and other current assets on the consolidated balance sheet.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CACI is in the process of finalizing its valuation of all the assets acquired and liabilities assumed. As the amounts recorded for certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date.  The final determination of fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date as permitted under GAAP. The NSS acquisition could necessitate the need to use the full one year measurement period to adequately analyze and assess a number of factors used in establishing the asset and liability fair values as of the acquisition date, including receivables and deferred revenue,  contractual obligations, income tax obligations, and certain reserves. Any potential adjustments made could be material in relation to the preliminary values presented in the table below.

During the quarter ended June 30, 2016 we continued to obtain information to refine estimated fair values. As a result of the additional information, the Company recorded measurement period adjustments that reduced deferred income tax liabilities and goodwill by approximately $18.0 million.

Based on the Company’s preliminary valuation, the total estimated consideration of $547.3 million has been allocated to assets acquired and liabilities assumed as follows (in thousands):

Cash	$2,596
Accounts receivable	209,833
Prepaid expenses and other current assets	12,075
Property and equipment	21,320
Intangible assets, other than goodwill	110,500
Goodwill	367,722
Other assets	437
Accounts payable	(57,616)
Accrued compensation and benefits	(38,953)
Accrued expenses and other current liabilities	(37,496)
Deferred income taxes	(37,796)
Other long-term liabilities	(5,280)
Total consideration	$547,342

The goodwill of $367.7 million is largely attributable to the assembled workforce of NSS and expected synergies between the Company and NSS.  The estimated fair value attributed to intangible assets, which consists of customer contracts and related customer relationships, is being amortized on an accelerated basis over approximately 15 years.  The fair value attributed to the intangible assets acquired was based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques.  Of the value attributed to goodwill and intangible assets, $47.7 million is deductible for income tax purposes.

From the February 1, 2016 acquisition date through June 30, 2016, NSS generated $427.2 million of revenue and $18.8 million of net income. NSS’ net income includes the impact of $4.2 million of amortization of customer contracts and customer relationships. NSS’ net income does not include the impact of acquisition-related expenses incurred by CACI.

CACI incurred $7.3 million of acquisition-related expenses during the year ended June 30, 2016, which are included in indirect costs and selling expenses.  Additionally, CACI incurred $3.9 million of integration and restructuring costs from the acquisition date through June 30, 2016.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	(Unaudited)
	Year ended June 30,
	2016	2015
Revenue	$4,418,997	$4,401,345
Net loss	(300,363)	(15,480)
Basic loss per share	(12.38)	(0.65)
Diluted loss per share	(12.38)	(0.65)

Pro forma net losses shown above include NSS’ historical goodwill impairment expense of $476.2 million and $158.7 million for the year ended June 30, 2016 and 2015, respectively.  Significant pro forma adjustments incorporated into the pro forma results above include the recognition of additional amortization expense related to acquired intangible assets and additional interest expense related to debt incurred to finance the acquisition. In addition, significant nonrecurring adjustments include the elimination of non-recurring acquisition-related expenses incurred during the year ended June 30, 2016.

Other Acquisitions

The Company also completed the following acquisitions during the year ended June 30, 2016:

•

On July 1, 2015, CACI Limited acquired 100 percent of the outstanding shares of Rockshore Group Ltd (Rockshore) which was integrated into the international operating segment.  Rockshore uses its expertise in data aggregation, event processing, and business logic integration to provide real-time event processing and situational awareness to the telecom, aviation, and rail sectors.

•

On December 4, 2015, the Company acquired 100 percent of the outstanding shares of a business in the United States which provides security technology services and was integrated into the domestic operating segment.

•

On March 1, 2016, CACI Limited acquired 100 percent of the outstanding shares of Purple Secure Systems Limited which was integrated into the international operating segment. Purple Secure Systems Limited is a provider of agile systems and software for national security, defense and government organizations.

•

On March 1, 2016, CACI Limited acquired 100 percent of the outstanding shares of Stream:20 Limited which was integrated into the international operating segment. Stream:20 Limited provides digital marketing and digital transformation consultancy services to commercial companies working in a variety of sectors.

The combined purchase consideration for these acquisitions was $55.6 million, which includes $31.8 million of initial cash payments, $8.4 million of deferred consideration and $15.4 million estimated fair value of contingent consideration to be paid upon achieving certain metrics.  The Company recognized fair values of the assets acquired and liabilities assumed and preliminarily allocated $40.6 million to goodwill and $8.2 million to intangible assets.  The intangible assets primarily consist of customer relationships and acquired technology.

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

(Unaudited)
Year ended June 30,
2014
Revenue	$3,742,394
Net income	150,881
Basic earnings per share	6.44
Diluted earnings per share	6.00

NOTE 5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (cost approximates fair value) (in thousands):

	June 30,
	2016	2015
Cash	$45,117	$31,768
Money market funds	3,965	3,596
Total cash and cash equivalents	$49,082	$35,364

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. ACCOUNTS RECEIVABLE

Total accounts receivable, net of allowance for doubtful accounts of $3.0 million and $3.2 million at June 30, 2016 and 2015, respectively, consisted of the following (in thousands):

	June 30,
	2016	2015
Billed receivables	$599,206	$444,869
Billable receivables at end of period	172,585	102,796
Unbilled receivables pending receipt of contractual documents authorizing billing	32,026	48,490
Total accounts receivable, current	803,817	596,155
Unbilled receivables, retainages and fee withholdings expected to be billed beyond the next 12 months	8,330	8,188
Total accounts receivable	$812,147	$604,343

NOTE 7. GOODWILL

The changes in the carrying amount of goodwill for the years ended June 30, 2016 and 2015 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2014	$2,099,822	$88,747	$2,188,569
Goodwill acquired	8,946	—	8,946
Foreign currency translation	—	(7,699)	$(7,699)
Balance at June 30, 2015	$2,108,768	$81,048	$2,189,816
Goodwill acquired	378,380	29,939	408,319
Foreign currency translation	—	(12,792)	(12,792)
Balance at June 30, 2016	$2,487,148	$98,195	$2,585,343

NOTE 8. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30,
	2016	2015
Intangible assets
Customer contracts and related customer relationships	$635,826	$520,213
Acquired technologies	28,074	27,177
Covenants not to compete	3,321	3,417
Other	1,551	1,581
Intangible assets	668,772	552,388
Less accumulated amortization
Customer contracts and related customer relationships	(363,412)	(328,217)
Acquired technologies	(25,693)	(24,728)
Covenants not to compete	(3,245)	(3,241)
Other	(1,050)	(1,020)
Accumulated amortization	(393,400)	(357,206)
Total intangible assets, net	$275,372	$195,182

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years. The weighted-average period of amortization for customer contracts and related customer relationships as of June 30, 2016 is 14 years, and the weighted-average remaining period of amortization is 11.9 years. The weighted-average period of amortization for acquired technologies as of June 30, 2016 is 10 years, and the weighted-average remaining period of amortization is 5.6 years.

Amortization expense for the years ended June 30, 2016, 2015 and 2014 was $38.0 million, $39.5 million, and $38.6 million, respectively. Expected amortization expense for each of the fiscal years through June 30, 2021 and for years thereafter is as follows (in thousands):

Amount
Year ending June 30, 2017	$40,631
Year ending June 30, 2018	36,134
Year ending June 30, 2019	31,507
Year ending June 30, 2020	27,045
Year ending June 30, 2021	23,843
Thereafter	116,212
Total intangible assets, net	$275,372

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,
	2016	2015
Equipment and furniture	$126,437	$107,098
Leasehold improvements	92,103	79,508
Property and equipment, at cost	218,540	186,606
Less accumulated depreciation and amortization	(137,178)	(122,917)
Total property and equipment, net	$81,362	$63,689

Depreciation expense, including amortization of leasehold improvements, was $23.6 million, $22.7 million and $22.7 million for the years ended June 30, 2016, 2015 and 2014, respectively.

NOTE 10. CAPITALIZED EXTERNAL SOFTWARE DEVELOPMENT COSTS

A summary of changes in capitalized external software development costs, including costs capitalized and amortized during each of the years in the three-year period ended June 30, 2016, is as follows (in thousands):

	Year ended June 30,
	2016	2015	2014
Capitalized software development costs, beginning of year	$15,255	$16,594	$12,742
Costs capitalized	3,407	2,572	7,742
Amortization	(3,230)	(3,911)	(3,890)
Capitalized software development costs, end of year	$15,432	$15,255	$16,594

Capitalized software development costs are presented within other current assets and other long-term assets in the accompanying consolidated balance sheets.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following (in thousands):

	June 30,
	2016	2015
Accrued salaries and withholdings	$114,990	$97,513
Accrued leave	85,717	66,162
Accrued fringe benefits	27,655	22,155
Total accrued compensation and benefits	$228,362	$185,830

NOTE 12. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following (in thousands):

	June 30,
	2016	2015
Vendor obligations	$109,671	$76,729
Deferred revenue	41,407	25,898
Other	36,501	15,419
Total other accrued expenses and current liabilities	$187,579	$118,046

NOTE 13. LONG TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,
	2016	2015
Bank credit facility – term loans	$1,032,833	$779,297
Bank credit facility – revolver loans	440,000	295,000
Principal amount of long-term debt	1,472,833	1,074,297
Less unamortized debt issuance costs (1)	(16,789)	(10,733)
Total long-term debt	1,456,044	1,063,564
Less current portion	(53,965)	(38,965)
Long-term debt, net of current portion	$1,402,079	$1,024,599

(1)	Balance as of June 30, 2015 has been adjusted for the reclassification of debt issuance costs related to the adoption of ASU 2015-03. See Note 3 for additional information.

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

The Credit Facility was amended during the third quarter of FY2016 in connection with the Company’s acquisition of NSS (see Note 4).  CACI financed the transaction by borrowing $250.0 million under its existing Revolving Facility and by entering into an eighth amendment and first incremental facility amendment to its Credit Facility to allow for the incurrence of $300.0 million in additional Term Loans.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $850.0 million. As of June 30, 2016, the Company had $440.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $13.5 million through June 30, 2018 and $27.0 million thereafter until the balance is due in full on June 1, 2020. As of June 30, 2016, the Company had $1,032.8 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of June 30, 2016, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.99 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of June 30, 2016, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

The Company recorded $18.7 million of debt issuance costs as of June 30, 2016. All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility. As of June 30, 2016, the unamortized balance of $16.8 million is included as a reduction to the carrying value of long-term debt.

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

The Company separately accounted for the liability and the equity (conversion option) components of the Convertible Notes and recognized interest expense on the Convertible Notes using an interest rate in effect for comparable debt instruments that do not contain conversion features. The effective interest rate for the Convertible Notes excluding the conversion option was determined to be 6.9 percent on initial recognition.  The fair value of the liability component of the Convertible Notes was calculated to be $221.9 million at May 16, 2007, the date of issuance. The excess of the $300.0 million of gross proceeds over the $221.9 million fair value of the liability component, or $78.1 million, represents the fair value of the equity component, which was recorded, net of income tax effect, as additional paid-in capital within shareholders’ equity. This $78.1 million difference represents a debt discount that was amortized over the seven-year term of the Convertible Notes as a non-cash component of interest expense and was fully amortized at maturity.  The components of interest expense related to the Notes were as follows (in thousands):

	June 30,
	2016	2015	2014
Coupon interest	$—	$—	$5,313
Non-cash amortization of discount	—	—	11,421
Amortization of issuance costs	—	—	683
Total	$—	$—	$17,417

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cash Flow Hedges

The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations.  The Company has entered into several floating-to-fixed interest rate swap agreements for an aggregate notional amount of $900.0 million which hedge a portion of the Company’s floating rate indebtedness.  The swaps mature at various dates through 2022.  The Company has designated the swaps as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these swaps are designated as effective or ineffective. Realized gains and losses in connection with each required interest payment are reclassified from accumulated other comprehensive income or loss to interest expense.  The Company does not hold or issue derivative financial instruments for trading purposes.

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the years ended June 30, 2016, 2015 and 2014 is as follows (in thousands):

	Interest Rate Swaps
	2016	2015	2014
(Loss) gain recognized in other comprehensive income	$(14,859)	$(9,422)	$(4,999)
Amounts reclassified to earnings from accumulated other comprehensive loss	$8,867	$7,024	$1,356
Net current period other comprehensive income (loss)	$(5,992)	$(2,398)	$(3,643)

The aggregate maturities of long-term debt at June 30, 2016 are as follows (in thousands):

Year ending June 30,
2017	$53,965
2018	53,965
2019	107,930
2020	1,256,973
Principal amount of long-term debt	1,472,833
Less unamortized debt issuance costs	(16,789)
Total long-term debt	$1,456,044

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. LEASES

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire over the next 14 years. Future minimum lease payments due under non-cancelable leases as of June 30, 2016, are as follows (in thousands):

Year ending June 30:
2017	$65,668
2018	56,185
2019	52,973
2020	42,303
2021	35,355
Thereafter	99,190
Total minimum lease payments	$351,674

The minimum lease payments above are shown net of sublease rental income of $0.4 million scheduled to be received over the next 12 months under non-cancelable sublease agreements.

Rent expense incurred under operating leases for the years ended June 30, 2016, 2015, and 2014 totaled $62.8 million, $54.6 million, and $51.8 million, respectively.

NOTE 15. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2016	2015
Deferred rent, net of current portion	$32,907	$28,038
Interest rate swap agreements	21,609	11,728
Deferred acquisition and contingent consideration	18,642	—
Deferred revenue	7,234	7,784
Accrued post-retirement obligations	6,569	6,103
Reserve for unrecognized tax benefits	249	5,880
Other	110	848
Total other long-term liabilities	$87,320	$60,381

Deferred rent liabilities result from recording rent expense and incentives for tenant improvements on a straight-line basis over the life of the respective lease.

Accrued post-retirement obligations include projected liabilities for benefits the Company is obligated to provide under long-term care, group health, and executive life insurance plans, each of which is unfunded. Plan benefits are provided to certain current and former executives, their dependents and other eligible employees, as defined. Post-retirement obligations also include accrued benefits under supplemental retirement benefit plans covering certain executives. The expense recorded under these plans was $0.4 million during the year ended June 30, 2016 and $0.3 million during the year ended June 30, 2015, respectively.

The Company has entered into floating-to-fixed interest rate swap agreements related to a portion of the Company’s floating rate indebtedness (see Note 13).  The fair value of the swap agreements as of June 30, 2016 and 2015 is a liability of approximately $21.6 million and $11.7 million, respectively.

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

	Domestic Operations	International Operations	Total
	(in thousands)
Year Ended June 30, 2016
Revenue from external customers	$3,593,924	$150,129	$3,744,053
Net income attributable to CACI	129,568	13,231	142,799
Net assets	1,476,924	130,389	1,607,313
Goodwill	2,487,148	98,195	2,585,343
Total long-term assets	2,943,896	121,607	3,065,503
Total assets	3,798,013	189,328	3,987,341
Capital expenditures	18,339	2,496	20,835
Depreciation and amortization	60,637	4,115	64,752

Year Ended June 30, 2015
Revenue from external customers	$3,168,864	$144,588	$3,313,452
Net income attributable to CACI	114,658	11,537	126,195
Net assets	1,343,152	137,120	1,480,272
Goodwill	2,108,767	81,049	2,189,816
Total long-term assets (1)	2,473,470	102,450	2,575,920
Total assets (1)	3,055,782	186,248	3,242,030
Capital expenditures	15,324	2,120	17,444
Depreciation and amortization	61,587	4,496	66,083

Year Ended June 30, 2014
Revenue from external customers	$3,421,544	$143,018	$3,564,562
Net income attributable to CACI	124,599	10,717	135,316
Net assets	1,221,641	137,525	1,359,166
Goodwill	2,099,821	88,748	2,188,569
Total long-term assets (1)	2,503,805	113,297	2,617,102
Total assets (1)	3,141,602	188,655	3,330,257
Capital expenditures	13,737	1,542	15,279
Depreciation and amortization	61,207	3,974	65,181

(1)

Adjusted for the reclassification of debt issuance costs and deferred taxes pursuant to the adoption of ASU 2015-03 and ASU 2015-17.  See Note 3 to the Consolidated Financial Statements for further information.

Interest income and interest expense are not presented above as the amounts attributable to the Company’s international operations are insignificant.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer Information

The Company earned 93.5 percent, 93.7 percent and 94.0 percent of its revenue from various agencies and departments of the U.S. government for the years ended June 30, 2016, 2015 and 2014, respectively.  Revenue by customer sector was as follows (dollars in thousands):

	Year ended June 30,
	2016	%	2015	%	2014	%
Department of Defense	$2,439,329	65.1%	$2,217,031	66.9%	$2,578,024	72.3%
Federal civilian agencies	1,062,508	28.4	888,191	26.8	771,662	21.7
Commercial and other	227,145	6.1	202,858	6.1	199,521	5.6
State and local governments	15,071	0.4	5,372	0.2	15,355	0.4
Total revenue	$3,744,053	100.0%	$3,313,452	100.0%	$3,564,562	100.0%

NOTE 17. INVESTMENTS IN JOINT VENTURES

AC FIRST LLC

In July 2009, the Company entered into a joint venture with AECOM Government Services, Inc. (AGS), a division of AECOM Technology Corporation, called AC FIRST LLC (AC FIRST).  The companies partnered in the venture to jointly pursue work under a U.S. Army contract.  The Company owned 49 percent of AC FIRST and AGS owned 51 percent.  The Company accounted for its interest in AC FIRST using the equity method of accounting as the Company determined it was not the primary beneficiary of AC First.  In June 2016 the Company redeemed its 49 percent interest in the joint venture.  In accordance with the terms of the redemption agreement the Company received 90 percent of its investment in the joint venture in July 2016.  The Company has a note receivable of $5.0 million for the redemption as of June 30, 2016 in other current assets.  The remaining 10 percent withheld will be distributed when the contract years for which the Company was a member of the joint venture have been audited, settled, or are otherwise no longer subject to audit claims.

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

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services. The DCAA is currently nearing completion of its audit of the Company’s incurred cost submissions for the year ended June 30, 2010, and an intelligence agency is nearing completion of its audit of direct costs on selected contracts through our fiscal year ended June 30, 2012.  DCAA audits of our incurred cost submissions for the years ended June 30, 2011 and 2012 have commenced, and an intelligence agency has commenced audits of direct costs on selected contracts through our fiscal year ended June 30, 2015.  In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

On March 26, 2012, the Company received a subpoena from the Defense Criminal Investigative Service seeking documents related to one of the Company’s contracts for the period of January 1, 2007 through March 26, 2012.  The Company has provided documents responsive to the subpoena and is cooperating fully with the government’s investigation.  The Company has accrued its current best estimate of the potential outcome within its estimated range of zero to $3.9 million.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We pursued an appeal at the ASBCA of a determination made by the Army Contracting Command in response to an audit performed on behalf of the Special Inspector General for Afghanistan Reconstruction (SIGAR) of two task orders under which we performed work in Afghanistan.  We appealed the Army’s determination that our methods for computing employee danger pay were incorrect, and needed to be changed.  In a decision dated July 18, 2016, the Armed Services Board of Contract Appeals ruled in favor of the Company.

We are also pursuing appeals at the ASBCA of determinations and demands made by the DCMA associated with questioned direct costs from DCAA audits of our incurred cost submissions for our fiscal years ending June 30 2006, 2007, and 2008.  The Company has not accrued any liabilities for these determinations and demands and does not believe unfavorable outcomes are probable.

German Value-Added Taxes

The Company is under audit by the German tax authorities for issues related to value-added tax returns.  At this time, the Company has not been assessed any deficiency and, based on sound factual and legal precedent, believes it is in compliance with the applicable value-added tax regulations.  The Company has not accrued any liability for this matter because an unfavorable outcome is not considered probable.  The Company estimates the range of reasonably possible losses to be from zero to $3.9 million.

Virginia Sales and Use Tax Audit

The Company is under audit for sales and use tax related issues by the Commonwealth of Virginia. The Company has accrued its current best estimate of the probable outcome within its estimated range of $3.0 million to $5.3 million.

NOTE 19. INCOME TAXES

The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

	Year ended June 30,
	2016	2015	2014
Domestic	$207,641	$187,332	$204,879
Foreign	15,971	14,190	13,763
Income before income taxes	$223,612	$201,522	$218,642

The components of income tax expense are as follows (in thousands):

	Year ended June 30,
	2016	2015	2014
Current:
Federal	$54,507	$37,159	$53,055
State and local	9,401	8,080	11,456
Foreign	3,337	3,066	3,256
Total current	67,245	48,305	67,767
Deferred:
Federal	11,978	23,261	12,580
State and local	2,028	3,964	2,680
Foreign	(438)	(203)	299
Total deferred	13,568	27,022	15,559
Total income tax expense	$80,813	$75,327	$83,326

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense differs from the amounts computed by applying the statutory U.S. income tax rate of 35 percent as a result of the following (in thousands):

	Year ended June 30,
	2016	2015	2014
Expected tax expense computed at federal rate	$78,264	$70,533	$76,525
State and local taxes, net of federal benefit	7,429	7,828	9,188
Nondeductible items	2,936	2,166	1,150
Effect of foreign tax rates	(2,308)	(2,135)	(1,885)
Other	(5,508)	(3,065)	(1,652)
Total income tax expense	$80,813	$75,327	$83,326

The tax effects of temporary differences that give rise to deferred taxes are presented below (in thousands):

	June 30,
	2016	2015
Deferred tax assets:
Deferred compensation and post-retirement obligations	$35,724	$34,963
Reserves and accruals	39,903	25,498
Stock-based compensation	9,833	7,242
Interest rate swap	8,505	4,616
Deferred rent	5,765	4,886
Other	8,353	11,760
Total deferred tax assets	108,083	88,965
Deferred tax liabilities:
Goodwill and other intangible assets	(320,811)	(258,498)
Unbilled revenue	(18,740)	(15,652)
Prepaid expenses	(8,308)	(5,452)
Other	(8,682)	(9,600)
Total deferred tax liabilities	(356,541)	(289,202)
Net deferred tax liability	$(248,458)	$(200,237)

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company's consolidated federal income tax returns through June 30, 2012 are no longer subject to audit. The Company is currently under examination by one state jurisdiction for years ended June 30, 2013 and June 30, 2014. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

During the years ended June 30, 2016 and 2015, the Company’s income tax expense was favorably impacted by non-taxable gains on assets invested in corporate-owned life insurance (COLI) policies, and tax benefits related to deductions claimed for income from domestic production activities.

U.S. income taxes have not been provided for undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. As of June 30, 2016, the estimated deferred tax liability associated with these undistributed earnings is approximately $13.3 million.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s total liability for unrecognized tax benefits as of June 30, 2016, 2015 and 2014 was approximately $0.4 million, $6.2 million and $9.6 million, respectively. Of the unrecognized tax benefits at June 30, 2016, 2015 and 2014, $0.4 million, $1.3 million and $2.4 million, respectively, if recognized, would impact the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized benefits is shown in the table below (in thousands):

	Year ended June 30,
	2016	2015	2014
Beginning of year	$6,220	$9,636	$8,184
Additions based on current year tax positions	89	1,468	2,023
Reductions based on changes to prior year tax positions	—	(3,522)	—
Lapse of statute of limitations	(128)	(1,344)	(426)
Settlement with taxing authorities	(5,783)	(18)	(145)
End of year	$398	$6,220	$9,636

The Company recognizes net interest and penalties as a component of income tax expense. Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at June 30, 2016. As of June 30, 2016, approximately $0.2 million of the unrecognized tax benefits are included in other long-term liabilities, with the remainder included in other balance sheet accounts.

NOTE 20. RETIREMENT SAVINGS PLANS

401(k) Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, the CACI $MART Plan (the 401(k) Plan). Employees can contribute up to 75 percent (subject to certain statutory limitations) of their total cash compensation. The Company provides matching contributions equal to 50 percent of the amount of salary deferral employees elect, up to 6 percent of each employee’s total calendar year cash compensation, as defined. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. Employee contributions vest immediately. Employer contributions vest in full after three years of employment. Total 401(k) Plan Company contribution expense for the years ended June 30, 2016, 2015, and 2014 were $25.5 million, $22.5 million, and $21.9 million, respectively.

Six3 Retirement Savings Plans

The Company maintains qualified defined contribution 401(k) profit-sharing plans that cover eligible employees.  Participants may make voluntary contributions to the plans up to the maximum amount allowable by law.  The Company will match employee contributions to the plans in accordance with the plan documents.  Matching contributions vest to participants immediately.  Company contribution expense for the year ended June 30, 2016 and 2015 was zero and $0.7 million, respectively, as the plans were terminated during the second half of FY2015 when participants became eligible for the CACI $MART plan.

The Company maintains several qualified 401(k) profit-sharing plans (PSP) that cover eligible employees.  Employees are eligible to participate in the PSP beginning on the first of the month following the start of employment and attainment of age 18.  Under the PSP, the Company may make discretionary contributions based on a percentage of the total compensation of all eligible participants.  Company contribution expense for the year ended June 30, 2016 and 2015 was $20.6 million and $18.0 million, respectively.

International Operations Defined Contribution Plans

The Company maintains defined contribution pension plans in the U.K. and in the Netherlands.  In the U.K., employees can elect the amount of pension contributions that they wish to make subject to certain U.K. tax limits. Under the Dutch plan, the amounts the Company contributes are based on the employee’s age.  In both countries, the contributions are deemed to be company contributions and vest immediately.  Contributions to these plans and their predecessor plans for the years ended June 30, 2016, 2015, and 2014 were $1.4 million, $1.1 million, and $1.1 million, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Supplemental Savings Plan obligations due to participants totaled $83.9 million at June 30, 2016, of which $6.9 million is included in accrued compensation and benefits in the accompanying consolidated balance sheet. Supplemental Savings Plan obligations increased by $1.2 million during the year ended June 30, 2016, consisting of $2.0 million of investment gains, $6.9 million of participant compensation deferrals, and $0.4 million of Company contributions, offset by $8.1 million of distributions.

The Company maintains COLI assets in a Rabbi Trust to offset the obligations under the Supplemental Savings Plan. The value of the COLI in the Rabbi Trust was $88.8 million at June 30, 2016 and COLI gains were $1.8 million for the year ended June 30, 2016.  The value of the COLI in the Rabbi Trust was $89.0 million at June 30, 2015 and COLI gains were $2.0 million for the year ended June 30, 2015.

Contribution expense for the Supplemental Savings Plan during the years ended June 30, 2016, 2015, and 2014, was $0.5 million, $0.5 million, and $0.3 million, respectively.

NOTE 21. STOCK PLANS AND STOCK-BASED COMPENSATION

For stock options, SSARs and non-performance-based RSUs, stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods.  For RSUs subject to graded vesting schedules for which vesting is based on achievement of a performance metric in addition to grantee service (performance-based RSUs), stock-based compensation expense is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant. A summary of the components of stock-based compensation expense recognized during the years ended June 30, 2016, 2015, and 2014, together with the income tax benefits realized, is as follows (in thousands):

	Year ended June 30,
	2016	2015	2014
Stock-based compensation included in indirect costs and selling expense:
Restricted stock and RSU expense	$17,919	$14,072	$11,516
SSARs and non-qualified stock option expense	—	—	41
Total stock-based compensation expense	$17,919	$14,072	$11,557
Income tax benefit recognized for stock-based compensation expense	$6,476	$5,260	$4,392

The Company recognizes the effect of expected forfeitures of equity grants by estimating an expected forfeiture rate for grants of equity instruments. Amounts recognized for expected forfeitures are subsequently adjusted periodically and at major vesting dates to reflect actual forfeitures.

The incremental income tax benefits realized upon the exercise or vesting of equity instruments are reported as operating cash flows. During the years ended June 30, 2016, 2015, and 2014, the Company recognized $1.2 million, $3.5 million, and $4.7 million of excess tax benefits, respectively, which have been reported as operating cash inflows in the accompanying consolidated statements of cash flows.

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

In September 2015, the Company made its annual grant to its key employees consisting of 208,160 PRSUs.  The final number of such performance-based RSUs which will be considered earned by the participants and eventually vest is based on the achievement of a specified earnings per share (EPS) for the year ending June 30, 2016 and on the average share price of Company stock for the 90 day periods ending September 18, 2016, 2017 and 2018 as compared to the average share price for the 90 day period ended September 18, 2015.  PRSUs were earned since the specified EPS for the fiscal year ending June 30, 2016 was met.  If EPS for the year ending June 30, 2016 exceeds the specified EPS and the average share price of the Company’s stock for the 90 day periods ending September 18, 2016, 2017 and 2018 exceeds the average share price of the Company’s stock for the 90 day period ended September 18, 2015 by 100 percent or more, then an additional 208,160 RSUs could be earned by participants.   This is the maximum number of additional RSUs that can be earned related to the September 2015 annual grant.  In addition to the performance and market conditions, there is a service vesting condition which stipulates that 50 percent of the earned award will vest on September 18, 2018 and 50 percent of the earned award will vest on September 18, 2019, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon retirement or certain other events.

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

Upon the exercise of stock options and SSARs and the vesting of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by either issuing new shares of authorized common stock or by issuing shares from treasury. The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan was 12,450,000 as of June 30, 2016. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of June 30, 2016, cumulative grants of 13,763,280 equity instruments underlying the shares authorized have been awarded, and 4,213,316 of these instruments have been forfeited.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock options vest ratably over a three, four, or five year period, depending on the year of grant. Restricted shares and most non-performance-based RSUs vest in full three years from the date of grant. RSUs granted to the Company’s Chief Executive Officer in February 2013 and to the Company’s Chief Operating Officer in February 2012 have longer vesting periods.  SSARs granted in prior years as part of the Company’s then customary annual award vest ratably over a five year period in a manner consistent with the vesting of stock options.  As of June 30, 2016 all stock options and SSARs are fully vested and exercised.

We account for share-based payments to employees, including grants of employee stock awards and purchases under employee stock purchase plans, in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values.  We determine the fair value of our market-based and performance-based RSUs at the date of grant using generally accepted valuation techniques and the closing market price of our stock. The fair value was determined using a Monte Carlo simulation model incorporating the following factors:  90 day average stock price at the grant date of $80.71 a share, risk free rate of return of 0.97 percent, and expected volatility of 19.17 percent. Stock-based compensation cost is recognized as expense on an accelerated basis over the requisite service period for performance based award.  Stock-based compensation cost is recognized ratably over the requisite service period for non-performance based awards. The weighted-average fair value of RSUs granted during the years ended June 30, 2016, 2015, and 2014, was $80.72, $76.37, and $72.17, respectively.

No stock options or SSARs were granted during the years ended June 30, 2016, 2015 or 2014.  Activity for all outstanding SSARs and stock options, and the corresponding exercise price and fair value information, for the years ended June 30, 2016, 2015, and 2014, is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, June 30, 2013	275,550	$37.67 – 59.30	$48.62	17.54
Exercisable, June 30, 2013	243,170	37.67 – 59.30	48.58	17.60
Exercised	(180,370)	45.77 – 49.36	48.53	17.81
Forfeited	(1,150)	49.36	49.36	17.12
Expired	(2,080)	49.36	49.36	17.12
Outstanding, June 30, 2014	91,950	37.67 – 59.30	48.77	17.02
Exercisable, June 30, 2014	91,950	37.67 – 59.30	48.77	17.02
Exercised	(44,290)	37.67 – 59.30	49.36	17.33
Forfeited	—	—	—	—
Expired	(5,000)	47.59	47.59	10.68
Outstanding, June 30, 2015	42,660	37.67 – 49.36	48.29	17.45
Exercisable, June 30, 2015	42,660	37.67 – 49.36	48.29	$17.45
Exercised	(35,860)	37.67 – 49.36	48.18	17.25
Forfeited	—	—	—	—
Expired	(6,800)	48.83	48.83	18.50
Outstanding, June 30, 2016	—	—	—	—
Exercisable, June 30, 2016	—	—	$—	$—

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the number of unvested SSARs and stock options and in unvested restricted stock and RSUs during each of the years in the three-year period ended June 30, 2016, 2015, and 2014, together with the corresponding weighted-average fair values, are as follows:

	SSARs and Stock Options		Restricted Stock and Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2013	32,380	$17.02	1,042,746	$47.74
Granted	—	—	254,356	72.17
Vested	(31,230)	17.02	(360,857)	45.07
Forfeited	(1,150)	17.12	(98,003)	54.94
Unvested at June 30, 2014	—	—	838,242	55.39
Granted	—	—	322,121	76.37
Vested	—	—	(250,613)	47.84
Forfeited	—	—	(45,184)	66.89
Unvested at June 30, 2015	—	—	864,566	64.79
Granted	—	—	275,117	80.72
Vested	—	—	(209,448)	49.48
Forfeited	—	—	(56,381)	75.79
Unvested at June 30, 2016	—	$—	873,854	$71.20

Information regarding the cash proceeds received, and the intrinsic value and total tax benefits realized resulting from SSARs and stock option exercises is as follows (in thousands):

	Year ended June 30,
	2016	2015	2014
Cash proceeds received	$—	$872	$—
Intrinsic value realized	$1,286	$1,646	$3,868
Income tax benefit realized	$465	$615	$1,470

The total intrinsic value of RSUs that vested during the years ended June 30, 2016, 2015, and 2014 was $18.4 million, $18.6 million and $23.1 million, respectively, and the tax benefit realized was $3.3 million, $7.0 million and $8.8 million, respectively.

No stock options vested during the years ended June 30, 2016 and June 30, 2015.  The grant date fair value of stock options that vested during period ended June 30, 2014 was $0.5 million.

As of June 30, 2016, there was no unrecognized compensation cost related to SSARs and stock options and $32.2 million of unrecognized compensation cost related to restricted stock and RSUs scheduled to be recognized over a weighted-average period of 2.4 years.

Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP and DSPP in November 2002, and implemented these plans beginning July 1, 2003. There are 1,250,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of the quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of June 30, 2016, participants have purchased 1,071,706 shares under the ESPP, at a weighted-average price per share of $49.75. Of these shares, 36,773 were purchased by employees at a weighted-average price per share of $82.60 during the year ended June 30, 2016. During the year ended June 30, 2013, the Company established a 10b5-1 plan to facilitate the open market purchase of shares of Company stock to satisfy its obligations under the ESPP.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100 percent of their annual bonus. For the fiscal years ended June 30, 2016, 2015, and 2014, RSUs awarded in lieu of bonuses earned are granted at 85 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange.  RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock.  There were no DSPP awards outstanding during the year ended June 30, 2016.

Activity related to the MSPP during the year ended June 30, 2016 is as follows:

MSPP
RSUs outstanding, June 30, 2015	5,905
Granted	703
Issued	(5,215)
Forfeited	—
RSUs outstanding, June 30, 2016	1,393
Weighted average grant date fair value as adjusted for the applicable discount	$73.72

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

Level 3 Inputs – amounts derived from valuation models in which unobservable inputs reflect the reporting entity’s own assumptions about the assumptions of market participants that would be used in pricing the asset or liability.

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and June 30, 2015, and the level they fall within the fair value hierarchy (in thousands):

			As of June 30,
	Financial Statement	Fair Value	2016	2015
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other long-term liabilities	Level 3	$15,171	$—
Interest rate swap agreements	Other long-term liabilities	Level 2	$21,609	$11,728

During the years ended June 30, 2012, 2014, 2015 and 2016, the Company entered into interest rate swap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Various acquisitions completed during the year ended June 30, 2016 (see Note 4) contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two and three year periods subsequent to each acquisition.  The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the year ended June 30, 2016, this remeasurement resulted in a $0.7 million change to the liability recorded.

NOTE 23. EARNINGS PER SHARE

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Year ended June 30,
	2016	2015	2014
Net income attributable to CACI	$142,799	$126,195	$135,316
Weighted-average number of basic shares outstanding during the period	24,262	23,948	23,429
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	540	384	441
Dilutive effect of the Convertible Notes	—	—	1,046
Dilutive effect of the Warrants	—	56	239
Weighted-average number of diluted shares outstanding during the period	24,802	24,388	25,155
Basic earnings per share	$5.89	$5.27	$5.78
Diluted earnings per share	$5.76	$5.17	$5.38

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no anti-dilutive common stock equivalents for the years ended June 30, 2016, 2015, and 2014 because the Company’s average stock price exceeded the exercise price of all shares outstanding. The calculation of diluted earnings per share for the year ended June 30, 2016 includes the shares underlying the performance-based RSUs granted in September 2015, September 2014 and September 2013. On May 1, 2014 the Company issued 1.4 million shares of common stock in accordance with the Convertible Notes and received 1.4 million shares of our common stock pursuant to the terms of the call option hedge transaction. The contingently issuable shares that may have resulted from the conversion of the Convertible Notes were included in the Company’s diluted share count for the fiscal year ended June 30, 2014 because the Company’s average stock price during the first, second, and third quarters of the year ended June 30, 2014 was above the conversion price of $54.65 per share.  During the year ended June 30, 2015 the Company issued 0.5 million shares of common stock in accordance with the Warrants. Pursuant to the terms of the Warrant transaction, the Warrants settled daily over 90 trading days which began in August 2014 and end in December 2014. The contingently issuable shares that may have resulted from the maturity of the Warrants were included in the computation of diluted earnings per share because the Company’s average stock price during the first and second quarters of the year ended June 30, 2015 and second, third, and fourth quarters of the year ended June 30, 2014 was greater than the Warrants’ exercise price of $68.31.

NOTE 24. QUARTERLY FINANCIAL DATA (UNAUDITED)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended June 30, 2016 and 2015, are presented below (in thousands except per share data).

	Year ended June 30, 2016
	First	Second	Third (2)	Fourth
Revenue	$822,442	$830,437	$977,274	$1,113,900
Income from operations	$64,508	$55,482	$63,676	$81,084
Net income attributable to CACI (1)	$34,632	$30,452	$34,116	$43,599
Basic earnings per share (1)	$1.43	$1.26	$1.41	$1.79
Diluted earnings per share (1)	$1.40	$1.23	$1.38	$1.75
Weighted-average shares outstanding:
Basic	24,208	24,246	24,277	24,319
Diluted (1)	24,721	24,786	24,801	24,900

	Year ended June 30, 2015
	First	Second	Third	Fourth
Revenue	$814,726	$815,423	$817,797	$865,506
Income from operations	$60,059	$47,528	$53,715	$75,079
Net income attributable to CACI	$31,130	$24,642	$29,039	$41,384
Basic earnings per share	$1.32	$1.03	$1.20	$1.71
Diluted earnings per share	$1.29	$1.01	$1.18	$1.68
Weighted-average shares outstanding:
Basic	23,565	23,890	24,165	24,180
Diluted	24,104	24,314	24,527	24,613

(1)	Quarterly FY2016 balances have been adjusted to reflect the adoption of ASU 2016-09 as of the beginning of the fiscal year. See Note 3 for additional information.
(2)	Acquisition of NSS on February 1, 2016.

SCHEDULE II

CACI INTERNATIONAL INC

VALUATION AND QUALIFYING ACCOUNTS

FOR YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands)

	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2016
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,282	$536	$(497)	$(324)	$2,997
2015
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,734	$800	$(1,055)	$(197)	$3,282
2014
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,203	$798	$(521)	$254	$3,734

Items included as “Other Changes” primarily includes foreign currency exchange differences.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 24th day of August 2016.

CACI International Inc
Registrant

Date: August 24, 2016	By:
/s/ Kenneth Asbury
Kenneth Asbury President Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ KENNETH ASBURY Kenneth Asbury	President, Chief Executive Officer and Director (Principal Executive Officer)	August 24, 2016

/s/ THOMAS A. MUTRYN Thomas A. Mutryn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 24, 2016

/s/ GREGORY W. BUCKIS, SR. Gregory W. Buckis, Sr.	Senior Vice President, Corporate Controller (Principal Accounting Officer)	August 24, 2016

/s/ DR. J. P. LONDON Dr. J. P. London	Chairman of the Board, Executive Chairman	August 24, 2016

/s/ MICHAEL A. DANIELS Michael A. Daniels	Director	August 24, 2016

/s/ JAMES S. GILMORE, III James S. Gilmore, III	Director	August 24, 2016

/s/ WILLIAM L. JEWS William L. Jews	Director	August 24, 2016

/s/ GREGORY G. JOHNSON Adm Gregory G. Johnson, USN (Ret.)	Director	August 24, 2016

/s/ JAMES L. PAVITT James L. Pavitt	Director	August 24, 2016

/s/ DR. WARREN R. PHILLIPS Dr. Warren R. Phillips	Director	August 24, 2016

/s/ CHARLES P. REVOILE Charles P. Revoile	Director	August 24, 2016

/s/ WILLIAM S. WALLACE Gen William S. Wallace, USA (Ret.)	Director	August 24, 2016