Form 10-Q
period 2016-09-30
CACI INTERNATIONAL INC /DE/
filed 2016-10-28
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of October 14, 2016: CACI International Inc Common Stock, $0.10 par value, 24,378,137 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2016	2015
Revenue	$1,073,280	$822,442
Costs of revenue:
Direct costs	728,221	537,424
Indirect costs and selling expenses	257,338	205,700
Depreciation and amortization	18,063	14,811
Total costs of revenue	1,003,622	757,935
Income from operations	69,658	64,507
Interest expense and other, net	12,489	9,182
Income before income taxes	57,169	55,325
Income taxes	20,506	20,693
Net income	$36,663	$34,632
Basic earnings per share	$1.51	$1.43
Diluted earnings per share	$1.47	$1.40
Weighted-average basic shares outstanding	24,340	24,208
Weighted-average diluted shares outstanding	24,928	24,721

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	September 30,
	2016	2015
Net income	$36,663	$34,632
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,702)	(4,410)
Change in fair value of interest rate swap agreements, net of tax	2,854	(3,034)
Other comprehensive loss, net of tax	(848)	(7,444)
Comprehensive income	$35,815	$27,188

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	September 30,	June 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$49,668	$49,082
Accounts receivable, net	727,182	803,817
Prepaid expenses and other current assets	83,850	68,939
Total current assets	860,700	921,838
Goodwill	2,581,948	2,585,343
Intangible assets, net	264,556	275,372
Property and equipment, net	83,602	81,362
Supplemental retirement savings plan assets	89,256	89,937
Accounts receivable, long-term	7,919	8,330
Other long-term assets	24,228	25,159
Total assets	$3,912,209	$3,987,341
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$53,965	$53,965
Accounts payable	55,016	95,270
Accrued compensation and benefits	216,848	228,362
Other accrued expenses and current liabilities	176,275	187,579
Total current liabilities	502,104	565,176
Long-term debt, net of current portion	1,344,716	1,402,079
Supplemental retirement savings plan obligations, net of current portion	79,504	76,995
Deferred income taxes	262,121	248,458
Other long-term liabilities	78,643	87,320
Total liabilities	2,267,088	2,380,028
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized; 41,809 shares issued and 24,374 outstanding at September 30, 2016 and 41,758 shares issued and 24,323 outstanding at June 30, 2016	4,181	4,176
Additional paid-in capital	560,311	558,324
Retained earnings	1,698,611	1,661,948
Accumulated other comprehensive loss	(41,931)	(41,083)
Treasury stock, at cost (17,435 and 17,435 shares, respectively)	(576,186)	(576,187)
Total CACI shareholders’ equity	1,644,986	1,607,178
Noncontrolling interest	135	135
Total shareholders’ equity	1,645,121	1,607,313
Total liabilities and shareholders’ equity	$3,912,209	$3,987,341

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,663	$34,632
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	18,063	14,811
Amortization of deferred financing costs	1,128	577
Loss on disposal of fixed assets	727	—
Stock-based compensation expense	4,897	3,638
Deferred income tax expense	11,846	7,885
Equity in earnings of unconsolidated ventures	(103)	49
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	63,292	48,190
Prepaid expenses and other assets	(13,012)	(10,869)
Accounts payable and other accrued expenses	(41,642)	(9,945)
Accrued compensation and benefits	(11,418)	(6,949)
Income taxes payable and receivable	(14,421)	(785)
Supplemental retirement savings plan obligations and other long-term liabilities	1,757	(1,931)
Net cash provided by operating activities	57,777	79,303
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(11,235)	(4,479)
Cash paid for business acquisitions, net of cash acquired	(2,921)	(2,767)
Proceeds from net working capital refund of acquired business	13,619	—
Proceeds from equity method investments	4,681	—
Other	481	(765)
Net cash provided by (used in) investing activities	4,625	(8,011)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	164,000	82,500
Principal payments made under bank credit facilities	(222,491)	(157,241)
Proceeds from employee stock purchase plans	1,182	801
Repurchases of common stock	(1,085)	(794)
Payment of taxes for equity transactions	(2,848)	(2,340)
Other	—	4
Net cash used in financing activities	(61,242)	(77,070)
Effect of exchange rate changes on cash and cash equivalents	(574)	(587)
Net increase (decrease) in cash and cash equivalents	586	(6,365)
Cash and cash equivalents, beginning of period	49,082	35,364
Cash and cash equivalents, end of year	$49,668	$28,999
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$23,054	$13,285
Cash paid during the period for interest	$11,524	$8,379
Non-cash financing and investing activities:
Accrued capital expenditures	$1,434	$122

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of CACI International Inc and subsidiaries (CACI or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include the assets, liabilities, results of operations, comprehensive income and cash flows for the Company, including its subsidiaries and ventures that are majority-owned or otherwise controlled by the Company.  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated in consolidation.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of September 30, 2016 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 6 and 12.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2016.  The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

2.	Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including income tax consequences and classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Additionally, excess tax benefits will be classified as an operating activity on the statement of cash flows.  In regards to forfeitures, the entity can make an accounting policy election to either recognize forfeitures as they occur or estimate the number of awards expected to be forfeited.  The guidance in ASU 2016-09 is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2016.  Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year of adoption.  The Company early adopted this standard during the fourth quarter of FY16, and is therefore required to report the impact as though the ASU had been adopted on July 1, 2015.

Upon adoption, the Company recognized excess tax benefits of $0.8 million during the three months ended September 30, 2015 as a reduction to tax expense in our Consolidated Statements of Operations, as though ASU 2016-09 had been in effect since the beginning of FY16.  Consequently, this resulted in an increase in net income, an increase in earnings per share and a decrease in the annual effective tax rate.  In addition, the excess tax benefits that were previously presented as a financing activity on our Consolidated Statements of Cash Flows are now presented as an operating activity, with periods prior to FY16 retrospectively adjusted.  With respect to forfeitures, the Company will continue to estimate the number of awards expected to be forfeited in accordance with our existing accounting policy.

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

The initial purchase consideration paid at closing to acquire NSS was $550.0 million plus $11.2 million representing a preliminary net working capital adjustment.  Subsequent to closing, CACI received a refund of $13.6 million for the final net working capital adjustment.

CACI is in the process of finalizing its valuation of all the assets acquired and liabilities assumed. As the amounts recorded for certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date.  The final determination of fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date as permitted under GAAP. The NSS acquisition could necessitate the need to use the full one year measurement period to adequately analyze and assess a number of factors used in establishing the asset and liability fair values as of the acquisition date, including receivables and deferred revenue, contractual obligations, income tax obligations, and certain reserves. Any potential adjustments made could be material in relation to the preliminary values presented in the table below. Based on the Company’s preliminary valuation, the total estimated consideration of $547.5 million has been allocated to assets acquired and liabilities assumed as follows (in thousands):

Cash and cash equivalents	$2,596
Accounts receivable	211,120
Prepaid expenses and other current assets	11,997
Property and equipment	21,320
Intangible assets	110,500
Goodwill	367,322
Other long-term assets	437
Accounts payable	(57,616)
Accrued compensation and benefits	(38,953)
Other accrued expenses and current liabilities	(38,116)
Deferred income taxes	(37,796)
Other long-term liabilities	(5,280)
Total estimated consideration	$547,531

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The goodwill of $367.3 million is largely attributable to the assembled workforce of NSS and expected synergies between the Company and NSS.  The estimated fair value attributed to intangible assets, which consists of customer contracts and related customer relationships, is being amortized on an accelerated basis over approximately 15 years.  The fair value attributed to the intangible assets acquired was based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques.  Of the value attributed to goodwill and intangible assets, $47.7 million is deductible for income tax purposes.

4.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30,	June 30,
	2016	2016
Customer contracts and related customer relationships	$635,397	$635,826
Acquired technologies	28,046	28,074
Covenants not to compete	3,304	3,321
Other	1,545	1,551
Intangible assets	668,292	668,772
Accumulated amortization:
Customer contracts and related customer relationships	(373,521)	(363,412)
Acquired technologies	(25,913)	(25,693)
Covenants not to compete	(3,242)	(3,245)
Other	(1,060)	(1,050)
Less accumulated amortization	(403,736)	(393,400)
Total intangible assets, net	$264,556	$275,372

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of September 30, 2016 is 14 years, and the weighted-average remaining period of amortization is 11.8 years.  The weighted-average period of amortization for acquired technologies as of September 30, 2016 is 10 years, and the weighted-average remaining period of amortization is 5.4 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2017, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2017 (nine months)	$29,928
2018	36,109
2019	31,487
2020	27,029
2021	23,830
Thereafter	116,173
Total intangible assets, net	$264,556

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.	Goodwill

The changes in the carrying amount of goodwill for the year ended June 30, 2016 and the three months ended September 30, 2016 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2015	$2,108,768	$81,048	$2,189,816
Business acquisitions	378,380	29,939	408,319
Foreign currency translation	—	(12,792)	(12,792)
Balance at June 30, 2016	2,487,148	98,195	2,585,343
Business acquisitions	(400)	(172)	(572)
Foreign currency translation	—	(2,823)	(2,823)
Balance at September 30, 2016	$2,486,748	$95,200	$2,581,948

6.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	June 30,
	2016	2016
Bank credit facility – term loans	$1,019,341	$1,032,833
Bank credit facility – revolver loans	395,000	440,000
Principal amount of long-term debt	1,414,341	1,472,833
Less unamortized debt issuance costs	(15,660)	(16,789)
Total long-term debt	1,398,681	1,456,044
Less current portion	(53,965)	(53,965)
Long-term debt, net of current portion	$1,344,716	$1,402,079

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $850.0 million. As of September 30, 2016, the Company had $395.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $13.5 million through June 30, 2018 and $27.0 million thereafter until the balance is due in full on June 1, 2020. As of September 30, 2016, the Company had $1,019.3 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of September 30, 2016, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 3.13 percent.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of September 30, 2016, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended
	September 30,
	2016	2015
Gain (loss) recognized in other comprehensive income	$605	$(5,456)
Amounts reclassified to earnings from accumulated other comprehensive loss	2,249	2,422
Net current period other comprehensive income (loss)	$2,854	$(3,034)

The aggregate maturities of long-term debt at September 30, 2016 are as follows (in thousands):

Twelve months ending September 30,
2017	$53,965
2018	67,456
2019	107,930
2020	1,184,990
Principal amount of long-term debt	1,414,341
Less unamortized debt issuance costs	(15,660)
Total long-term debt	$1,398,681

7.	Commitments and Contingencies

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services. The DCAA is currently nearing completion of its audits of the Company’s incurred cost submissions for the years ended June 30, 2010 and 2011, and an intelligence agency is nearing completion of its audit of direct costs on selected contracts through our fiscal year ended June 30, 2012.  DCAA audits of our incurred cost submissions for the year ended June 30, 2012 have commenced, and an intelligence agency has commenced audits of direct costs on selected contracts through our fiscal year ended June 30, 2015.  In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

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

Virginia Sales and Use Tax Audit

The Company is under audit for sales and use tax related issues by the Commonwealth of Virginia. The Company has accrued its current best estimate of the potential outcome within its estimated range of $1.0 million to $2.5 million.

8.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended
	September 30,
	2016	2015
Total stock-based compensation related to RSUs included in indirect costs and selling expense	$4,897	$3,638
Income tax benefit recognized for stock-based compensation expense	$1,757	$1,415

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

In September 2014, the Company made its annual grant to key employees consisting of 180,570 PRSUs.  The final number of such PRSUs that are earned by participants and vest is based on the achievement of a specified earnings per share (EPS) for the year ended June 30, 2015 and on the average share price of Company stock for the 90 day period ending September 23, 2015, 2016 and 2017 as compared to the average share price for the 90 day period ended September 23, 2014.  The specified EPS for the year ended June 30, 2015 was met and the average share price of the Company’s stock for the 90 day period ending September 23, 2016 exceeded the average share price of the Company’s stock for the 90 day period ended September 23, 2014, resulting in an additional 19,190 RSUs earned by participants.

In September 2015, the Company made its annual grant to key employees consisting of 208,160 PRSUs.  The final number of such PRSUs that are earned by participants and vest is based on the achievement of a specified EPS for the year ending June 30, 2016 and on the average share price of Company stock for the 90 day periods ending September 18, 2016, 2017 and 2018 as compared to the average share price for the 90 day period ended September 18, 2015.  The specified EPS for the year ended June 30, 2016 was met and the average share price of the Company’s stock for the 90 day period ending September 18, 2016 exceeded the average share price of the Company’s stock for the 90 day period ended September 18, 2015, resulting in an additional 11,811 RSUs earned by participants.

In September 2016, the Company made its annual grant to its key employees consisting of 193,420 PRSUs.  The final number of such PRSUs that are earned by participants and vest is based on the achievement of a specified EPS for the year ended June 30, 2017 and on the average share price of Company stock for the 90 day period ending September 30, 2017, 2018 and 2019 as compared to the average share price for the 90 day period ended September 30, 2016.  If EPS for the year ending June 30, 2017 exceeds the specified EPS and the average share price of the Company’s stock for the 90 day period ending September 30, 2017, 2018 and 2019 exceeds the average share price of the Company’s stock for the 90 day period ended September 30, 2016 by 100 percent or more, then an additional 193,420 could be earned by participants.  This is the maximum number of additional RSUs that can be earned related to the September 2016 annual grant.  In addition to the performance and market conditions, there is a service vesting condition which stipulates that 50 percent of the earned award will vest on October 1, 2019 and 50 percent of the earned award will vest on October 1, 2020, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon retirement or certain other events.

The total number of shares authorized by shareholders for grants under the 2006 Plan and its predecessor plan is 12,450,000 as of September 30, 2016. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of September 30, 2016, cumulative grants of 13,978,332 equity instruments underlying the shares authorized have been awarded, and 4,217,234 of these instruments have been forfeited.

Activity related to RSUs during the three months ended September 30, 2016 is as follows:

RSUs
Outstanding, June 30, 2016	873,854
Granted	215,052
Vested	(80,466)
Forfeited	(3,918)
Outstanding, September 30, 2016	1,004,522
Weighted-average grant date fair value for RSUs	$100.66

As of September 30, 2016, there was $51.9 million of total unrecognized compensation costs related to RSUs scheduled to be recognized over a weighted-average period of 3.0 years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive, including stock options and SSARs with an exercise price greater than the average market price of the Company’s common stock. Using the treasury stock method, diluted earnings per share include the incremental effect of SSARs, stock options, restricted shares, and those RSUs that are no longer subject to a market or performance condition.  There were no anti-dilutive common stock equivalents for the three months ended September 30, 2016 and 2015.  The PRSUs granted in September 2016 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares.  These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved.  The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2016	2015
Net income	$36,663	$34,632
Weighted-average number of basic shares outstanding during the period	24,340	24,208
Dilutive effect of SSARs/stock options and RSUs after application of treasury stock method	588	513
Weighted-average number of diluted shares outstanding during the period	24,928	24,721
Basic earnings per share	$1.51	$1.43
Diluted earnings per share	$1.47	$1.40

10.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company’s total liability for unrecognized tax benefits as of September 30, 2016 and June 30, 2016 was $0.4 million for both periods. The $0.4 million unrecognized tax benefit at September 30, 2016, if recognized, would impact the Company’s effective tax rate.

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

	Domestic	International	Total
Three Months Ended September 30, 2016
Revenue from external customers	$1,038,891	$34,389	$1,073,280
Net income	33,642	3,021	36,663
Three Months Ended September 30, 2015
Revenue from external customers	$785,678	$36,764	$822,442
Net income	31,935	2,697	34,632

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.	Fair Value of Financial Instruments

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

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and June 30, 2016, and the level they fall within the fair value hierarchy (in thousands):

			September 30,	June 30,
	Financial Statement	Fair Value	2016	2016
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$3,751	$—
Contingent consideration	Other long-term liabilities	Level 3	$11,447	$15,171
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$655	$—
Interest rate swap agreements	Other long-term liabilities	Level 2	$16,247	$21,609

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Various acquisitions completed during FY16 contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two and three year periods subsequent to each acquisition.  The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the three months ended September 30, 2016, this remeasurement resulted in a $0.4 million change to the liability recorded.

13.	Subsequent Events

On October 1, 2016, CACI Limited acquired a business in the United Kingdom that provides outsourced database managed services and associated database segmentation and analytics for large corporate customers. The purchase consideration for this business is approximately $2.8 million, which includes initial cash payments, deferred consideration and contingent consideration to be paid upon achieving certain metrics.

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

We derived 93.7 percent and 93.5 percent of our revenue during the three months ended September 30, 2016 and September 30, 2015, respectively, from contracts with U.S. government agencies.  These were derived through both prime and subcontractor relationships.  We also provide services to state and local governments, commercial customers, and through our international operations, to non-U.S. government agencies.  We provide our services and solutions to our customers in the following market areas:

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

We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration.  Since March 2013, the federal government has been operating under sequestration required by the Budget Control Act of 2011 (BCA).  Under sequestration, constraints on discretionary expenditures have taken place each of the government’s fiscal years since 2013 and, unless the BCA is amended or repealed, will continue through the government’s Fiscal Year 2025.  At the end of October 2015, the Bipartisan Budget Act of 2015 (BBA) was passed and signed into law, raising the discretionary spending caps under the BCA by $50 billion and $30 billion in the government’s Fiscal Years 2016 and 2017, respectively.  In December 2015, Congress passed and the President signed into law a $1.15 trillion Fiscal Year 2016 omnibus appropriations bill that kept the government operating until September 30, 2016. On September 29, 2016, a continuing resolution was signed into law by the President, keeping the government operating until December 9, 2016.  When Congress reconvenes following the November general election, it is expected to address the Fiscal Year 2017 budget and the funding of the government through September 2017.  We expect the impact of the above legislation and actions Congress will take on contracts and task orders we hold, and may receive, to continue throughout our FY17.

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

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,				Change
(dollars in thousands)	2016		2015		$	%
Department of Defense	$692,203	64.5%	$543,519	66.1%	$148,684	27.4%
Federal civilian agencies	313,793	29.2	225,423	27.4	88,370	39.2
Commercial and other	67,284	6.3	53,500	6.5	13,784	25.8
Total	$1,073,280	100.0%	$822,442	100.0%	$250,838	30.5%

For the three months ended September 30, 2016, total revenue increased by 30.5 percent, or $250.8 million, compared to the same period a year ago.  This growth in revenue resulted primarily from the NSS acquisition completed February 1, 2016 and other recent acquisitions .  Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue.  Excluding acquired revenue, organic revenue decreased by 1.3 percent primarily due to reduced customer requirements and government purchasing delays.

DoD revenue increased 27.4 percent, or $148.7 million, for the three months ended September 30, 2016, as compared to the same period a year ago.  Excluding acquired revenue of $164.1 million, DoD revenue decreased by 2.8 percent primarily due to reduced customer requirements.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 39.2 percent, or $88.4 million, for the three months ended September 30, 2016, as compared to the same period a year ago.  This increase was primarily attributable to the NSS acquisition for information technology support services.  The acquired revenue was $81.5 million while the organic revenue grew by $6.9 million or 3.0 percent.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 25.8 percent, or $13.8 million for the three months ended September 30, 2016, as compared to the same period a year ago, primarily from our international and domestic technology services and cyber security products.  This increase was attributable to increased product orders and managed services revenue from acquisitions.  Commercial revenue and other is derived from both international and domestic operations.  Of the total commercial and other revenue, international operations accounted for 51.1 percent, or $34.4 million for the three months ended September 30, 2016 as compared to 68.7 percent or $36.8 million over the same period a year ago due to growth of managed services business from acquisitions. Domestic operations accounted for 48.9 percent or $32.9 million as compared to 31.3 percent or $16.7 million over those same periods due to increased technology and security product sales.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the three months ended September 30, 2016 and 2015, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	September 30,		September 30,		Change
(dollars in thousands)	2016	2015	2016	2015	$	%
Revenue	$1,073,280	$822,442	100.0%	100.0%	$250,838	30.5%
Costs of revenue
Direct costs	728,221	537,424	67.8	65.4	190,797	35.5
Indirect costs and selling expenses	257,338	205,700	24.0	25.0	51,638	25.1
Depreciation and amortization	18,063	14,811	1.7	1.8	3,252	22.0
Total costs of revenue	1,003,622	757,935	93.5	92.2	245,687	32.4
Income from operations	69,658	64,507	6.5	7.8	5,151	8.0
Interest expense and other, net	12,489	9,182	1.2	1.1	3,307	36.0
Income before income taxes	57,169	55,325	5.3	6.7	1,844	3.3
Income taxes	20,506	20,693	1.9	2.5	(187)	(0.9)
Net income	$36,663	$34,632	3.4	4.2	$2,031	5.9

Income from operations for the three months ended September 30, 2016 was $69.7 million. This was an increase of $5.2 million, or 8.0 percent, from income from operations of $64.5 million for the three months ended September 30, 2015. Our operating margin of 6.5 percent for the period ended September 30, 2016 decreased from 7.8 percent during the period ended September 30, 2015. This decrease was due to lower gross margin on certain contracts acquired with NSS and planned indirect cost increases.

As a percentage of revenue, direct costs were 67.8 percent and 65.4 percent for the three months ended September 30, 2016 and 2015, respectively. Direct costs include direct labor and other direct costs (ODCs), which include, among other costs, subcontracted labor and material purchases.  ODCs are common in our industry and may vary from period to period.  The single largest component of direct costs, direct labor was $334.9 million and $270.5 million for the three months ended September 30, 2016 and 2015, respectively.  The increase in direct labor was primarily driven by the acquisition of NSS.  ODCs were $393.3 million and $267.0 million during the three months ended September 30, 2016 and 2015, respectively.  The increase in ODCs was primarily driven by the acquisition of NSS and partially offset by reduced customer requirements.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor, and other discretionary expenses.  As a percentage of revenue, indirect costs and selling expenses were 24.0 percent and 25.0 percent for the three months ended September 30, 2016 and 2015, respectively.  The increase in indirect costs and selling expenses was primarily due to the NSS acquisition, and also fringe benefits costs related to increased direct labor and incentive costs.

Depreciation and amortization expense increased $3.3 million or 22.0 percent for the three months ended September 30, 2016 as compared to the same period a year ago.  This increase was the result of additional intangible amortization and depreciation expense related to the NSS acquisition, partially offset by the run-off of amortization expense related to prior acquisitions.

Interest expense and other, net increased $3.3 million or 36.0 percent during the three months ended September 30, 2016 as compared to the same period a year ago.  The increase primarily relates to interest on $550 million of additional indebtedness incurred to fund the acquisition of NSS.

The effective tax rate was 35.9 percent and 37.4 percent during the three months ended September 30, 2016 and 2015, respectively. The effective tax rate during the three months ended September 30, 2016 was positively impacted by gains from the change in value of assets invested in corporate owned life insurance (COLI) policies. The effective tax rate during the three months ended September 30, 2015 were negatively impacted by losses from these policies.  If gains or losses on these COLI investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2017.  The tax rate for the three months ended September 30, 2016 was also favorably affected by the work opportunity tax credit benefit.

Liquidity and Capital Resources

As of September 30, 2016, the aggregate amount of committed financing under our Credit Facility was $1,981.3 million, which included an $850.0 million revolving credit facility, and a $1,131.3 million term loan.  The Credit Facility matures on June 1, 2020.

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of September 30, 2016, we had $395.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $13.5 million through June 30, 2018 and $27.0 million thereafter until the balance is due in full on June 1, 2020.  As of September 30, 2016, $1,019.3 million was outstanding under the Term Loan.

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

Cash and cash equivalents were $49.7 million and $49.1 million as of September 30, 2016 and June 30, 2016, respectively. Our operating cash flow was $57.8 million for the three months ended September 30, 2016 compared to $79.3 million for the same period a year ago. The year-over-year decrease is primarily due to the timing of vendor payables. Days-sales outstanding (DSO) was 59 days at September 30, 2016, compared to 58 days at September 30, 2015.

Cash provided by investing activities was $4.6 million during the three months ended September 30, 2016 while cash used in investing activities was $8.0 million for the three months ended September 30, 2015.  For the three months ended September 30, 2016 we received a net working capital refund from our NSS acquisition of $13.6 million.  We also received $4.7 million of capital contributions relating to our joint ventures.  We had no similar proceeds for the three months ended September 30, 2015.  Purchases of office and computer related equipment were $11.2 million and $4.5 million as of September 30, 2016 and 2015, respectively. This increase in purchases was primarily related to the renovation of our leased facility in Chantilly, Virginia, which will continue throughout FY17.

Cash flows used in financing activities were $61.2 and $77.1 million during the three months ended September 30, 2016 and September 30, 2015, respectively.  During the three months ended September 30, 2016 and September 30, 2015 we had net payments under our credit facility of $58.5 million and $74.7 million, respectively.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, motor vehicles in the U.K., and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2016. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of September 30, 2016, we had an outstanding letter of credit of $0.4 million. We have no other material off-balance sheet financing arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $900 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the three months ended September 30, 2016 would have fluctuated by approximately $1.8 million.

Approximately 3.2 percent and 4.5 percent of our total revenue in three months ended September 30, 2016 and 2015, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2016, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $20.6 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at September 30, 2016.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2016.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Al Shimari, et al. v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2016 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio.  The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc.  Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees.

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

On July 23, 2015, Plaintiffs filed a Notice of Appeal of the district court’s June 2015 decision.  On October 21, 2016, the Court of Appeals vacated and remanded the District Court’s judgment with instructions for the District Court to make further determinations regarding the political question doctrine.

Abbass, et al v. CACI Premier Technology, Inc. and CACI International Inc, Case No. 1:13CV1186-LMB/JFA (EDVA)

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2016 for the most recently filed information concerning the suit filed in the United States District Court for the Eastern District of Virginia.  The lawsuit names CACI International Inc and CACI Premier Technology, Inc. as Defendants.  Plaintiffs seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Since the filing of Registrant’s report described above, the case remains stayed pending the outcome in the Al Shimari appeal.

We are vigorously defending the above-described legal proceedings, and, based on our present knowledge of the facts, believe the lawsuits are completely without merit.

Item 1A.  Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2016. There have been no material changes from the risk factors described in that report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2016	11,836	$91.63	1,083,542	166,458
August 2016	—	—	—	—
September 2016	—	—	—	—
Total	11,836	$91.63	1,083,542	166,458

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

101

The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: October 28, 2016	By:	/s/ Kenneth Asbury
Kenneth Asbury
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 28, 2016	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 28, 2016	By:	/s/ Gregory W. Buckis, Sr.
Gregory W. Buckis, Sr.
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)