Form 10-Q
period 2016-12-31
CACI INTERNATIONAL INC /DE/
filed 2017-02-03
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of January 31, 2017: CACI International Inc Common Stock, $0.10 par value, 24,393,563 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2016	2015
Revenue	$1,057,530	$830,437
Costs of revenue:
Direct costs	705,321	547,140
Indirect costs and selling expenses	253,822	213,144
Depreciation and amortization	18,132	14,670
Total costs of revenue	977,275	774,954
Income from operations	80,255	55,483
Interest expense and other, net	12,325	8,180
Income before income taxes	67,930	47,303
Income taxes	25,510	16,851
Net income	$42,420	$30,452
Basic earnings per share	$1.74	$1.26
Diluted earnings per share	$1.69	$1.23
Weighted-average basic shares outstanding	24,387	24,246
Weighted-average diluted shares outstanding	25,069	24,786

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	December 31,
	2016	2015
Revenue	$2,130,810	$1,652,879
Costs of revenue:
Direct costs	1,433,542	1,084,564
Indirect costs and selling expenses	511,160	418,844
Depreciation and amortization	36,195	29,481
Total costs of revenue	1,980,897	1,532,889
Income from operations	149,913	119,990
Interest expense and other, net	24,814	17,362
Income before income taxes	125,099	102,628
Income taxes	46,016	37,544
Net income	$79,083	$65,084
Basic earnings per share	$3.25	$2.69
Diluted earnings per share	$3.16	$2.63
Weighted-average basic shares outstanding	24,363	24,227
Weighted-average diluted shares outstanding	24,998	24,754

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net income	$42,420	$30,452	$79,083	$65,084
Other comprehensive (loss) income:
Foreign currency translation adjustment	(6,424)	(3,337)	(10,126)	(7,747)
Change in fair value of interest rate swap agreements, net of tax	10,045	3,832	12,899	798
Other comprehensive (loss) income, net of tax	3,621	495	2,773	(6,949)
Comprehensive income	$46,041	$30,947	$81,856	$58,135

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	December 31,	June 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$72,650	$49,082
Accounts receivable, net	717,721	803,817
Prepaid expenses and other current assets	69,679	68,939
Total current assets	860,050	921,838
Goodwill	2,571,297	2,585,343
Intangible assets, net	254,481	275,372
Property and equipment, net	86,406	81,362
Supplemental retirement savings plan assets	88,721	89,937
Accounts receivable, long-term	7,393	8,330
Other long-term assets	28,817	25,159
Total assets	$3,897,165	$3,987,341
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$67,456	$53,965
Accounts payable	39,293	95,270
Accrued compensation and benefits	212,480	228,362
Other accrued expenses and current liabilities	179,705	187,579
Total current liabilities	498,934	565,176
Long-term debt, net of current portion	1,292,348	1,402,079
Supplemental retirement savings plan obligations, net of current portion	80,685	76,995
Deferred income taxes	261,956	248,458
Other long-term liabilities	67,283	87,320
Total liabilities	2,201,206	2,380,028
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized; 41,828 shares issued and 24,393 outstanding at December 31, 2016 and 41,758 shares issued and 24,323 outstanding at June 30, 2016	4,183	4,176
Additional paid-in capital	565,106	558,324
Retained earnings	1,741,031	1,661,948
Accumulated other comprehensive loss	(38,310)	(41,083)
Treasury stock, at cost (17,435 and 17,435 shares, respectively)	(576,186)	(576,187)
Total CACI shareholders’ equity	1,695,824	1,607,178
Noncontrolling interest	135	135
Total shareholders’ equity	1,695,959	1,607,313
Total liabilities and shareholders’ equity	$3,897,165	$3,987,341

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$79,083	$65,084
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	36,195	29,481
Amortization of deferred financing costs	2,252	1,152
Loss on disposal of fixed assets	975	—
Stock-based compensation expense	10,557	8,473
Deferred income tax expense	5,081	12,045
Equity in earnings of unconsolidated ventures	(103)	(98)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	71,080	35,216
Prepaid expenses and other assets	1,649	(7,170)
Accounts payable and other accrued expenses	(58,873)	11,870
Accrued compensation and benefits	(15,339)	(16,998)
Income taxes payable and receivable	(391)	(2,768)
Supplemental retirement savings plan obligations and other long-term liabilities	3,184	(647)
Net cash provided by operating activities	135,350	135,640
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(21,826)	(7,642)
Cash paid for business acquisitions, net of cash acquired	(5,605)	(15,578)
Proceeds from net working capital refund of acquired business	13,619	—
Proceeds from equity method investments	4,681	—
Other	1,051	(684)
Net cash used in investing activities	(8,080)	(23,904)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	240,500	154,488
Principal payments made under bank credit facilities	(338,991)	(228,982)
Proceeds from employee stock purchase plans	2,262	1,577
Repurchases of common stock	(2,243)	(1,689)
Payment of taxes for equity transactions	(3,632)	(2,560)
Other	—	451
Net cash used in financing activities	(102,104)	(76,715)
Effect of exchange rate changes on cash and cash equivalents	(1,598)	(1,388)
Net increase in cash and cash equivalents	23,568	33,633
Cash and cash equivalents, beginning of period	49,082	35,364
Cash and cash equivalents, end of year	$72,650	$68,997
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$41,273	$28,237
Cash paid during the period for interest	$22,512	$16,362
Non-cash financing and investing activities:
Accrued capital expenditures	$1,482	$266

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of December 31, 2016 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 6 and 12.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2016.  The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

2.	Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-01, Clarifying the Definition of a Business, which revises the definition of a business and provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including income tax consequences and classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Additionally, excess tax benefits will be classified as an operating activity on the statement of cash flows.  In regards to forfeitures, the entity can make an accounting policy election to either recognize forfeitures as they occur or estimate the number of awards expected to be forfeited.  The guidance in ASU 2016-09 is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2016.  Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year of adoption.  The Company early adopted this standard during the fourth quarter of FY16, and therefore reported the impact as though the ASU had been adopted on July 1, 2015.

Upon adoption, the Company recognized excess tax benefits of $0.1 million and $0.9 million during the three and six months ended December 31, 2015 as a reduction to tax expense in the Consolidated Statements of Operations, as though ASU 2016-09 had been in effect since the beginning of FY16.  Consequently, this resulted in an increase in net income, an increase in earnings per share and a decrease in the annual effective tax rate.  In addition, the excess tax benefits that were previously presented as a financing activity on the Consolidated Statements of Cash Flows are now presented as an operating activity, with periods prior to FY16 retrospectively adjusted.  With respect to forfeitures, the Company will continue to estimate the number of awards expected to be forfeited in accordance with our existing accounting policy.

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

The initial purchase consideration paid at closing to acquire NSS was $550.0 million plus $11.2 million representing a preliminary net working capital adjustment.  Subsequent to closing, CACI received a refund of $13.6 million for the final net working capital adjustment and is expecting an additional $5.7 million refund for tax-related adjustments.

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

During the six months ended December 31, 2016 we continued to obtain information to refine estimated fair values. As a result of the additional information, the Company recorded measurement period adjustments that increased other current assets, receivables and other accrued expenses by $2.6 million, $1.2 million and $0.6 million, respectively, reduced the purchase consideration by $5.5 million and reduced goodwill by $8.6 million.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Based on the Company’s preliminary valuation, the total estimated consideration of $541.9 million has been allocated to assets acquired and liabilities assumed as follows (in thousands):

Cash and cash equivalents	$2,596
Accounts receivable	211,055
Prepaid expenses and other current assets	14,628
Property and equipment	21,320
Intangible assets	110,500
Goodwill	359,088
Other long-term assets	437
Accounts payable	(57,616)
Accrued compensation and benefits	(38,953)
Other accrued expenses and current liabilities	(38,116)
Deferred income taxes	(37,796)
Other long-term liabilities	(5,280)
Total estimated consideration	$541,863

The goodwill of $359.1 million is largely attributable to the assembled workforce of NSS and expected synergies between the Company and NSS.  The estimated fair value attributed to intangible assets, which consists of customer contracts and related customer relationships, is being amortized on an accelerated basis over approximately 15 years.  The fair value attributed to the intangible assets acquired was based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques.  Of the value attributed to goodwill and intangible assets, $47.7 million is deductible for income tax purposes.

Other Acquisition

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

4.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,	June 30,
	2016	2016
Customer contracts and related customer relationships	$635,004	$635,826
Acquired technologies	28,436	28,074
Covenants not to compete	3,278	3,321
Other	1,535	1,551
Intangible assets	668,253	668,772
Accumulated amortization:
Customer contracts and related customer relationships	(383,327)	(363,412)
Acquired technologies	(26,147)	(25,693)
Covenants not to compete	(3,231)	(3,245)
Other	(1,067)	(1,050)
Less accumulated amortization	(413,772)	(393,400)
Total intangible assets, net	$254,481	$275,372

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of December 31, 2016 is 14.1 years, and the weighted-average remaining period of amortization is 11.6 years.  The weighted-average period of amortization for acquired technologies as of December 31, 2016 is 9.6 years, and the weighted-average remaining period of amortization is 6.1 years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Expected amortization expense for the remainder of the fiscal year ending June 30, 2017, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2017 (six months)	$19,383
2018	36,208
2019	31,551
2020	27,088
2021	23,896
Thereafter	116,355
Total intangible assets, net	$254,481

5.	Goodwill

The changes in the carrying amount of goodwill for the year ended June 30, 2016 and the six months ended December 31, 2016 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2015	$2,108,768	$81,048	$2,189,816
Business acquisitions	378,380	29,939	408,319
Foreign currency translation	—	(12,792)	(12,792)
Balance at June 30, 2016	2,487,148	98,195	2,585,343
Business acquisitions	(8,635)	2,220	(6,415)
Foreign currency translation	—	(7,631)	(7,631)
Balance at December 31, 2016	$2,478,513	$92,784	$2,571,297

6.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,	June 30,
	2016	2016
Bank credit facility – term loans	$1,019,341	$1,032,833
Bank credit facility – revolver loans	355,000	440,000
Principal amount of long-term debt	1,374,341	1,472,833
Less unamortized debt issuance costs	(14,537)	(16,789)
Total long-term debt	1,359,804	1,456,044
Less current portion	(67,456)	(53,965)
Long-term debt, net of current portion	$1,292,348	$1,402,079

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $850.0 million. As of December 31, 2016, the Company had $355.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $13.5 million through June 30, 2018 and $27.0 million thereafter until the balance is due in full on June 1, 2020. As of December 31, 2016, the Company had $1,019.3 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of December 31, 2016, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 3.22 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of December 31, 2016, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and six months ended December 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Gain (loss) recognized in other comprehensive income	$7,920	$1,440	$8,525	$(4,016)
Amounts reclassified to earnings from accumulated other comprehensive loss	2,125	2,392	4,374	4,814
Net current period other comprehensive income	$10,045	$3,832	$12,899	$798

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The aggregate maturities of long-term debt at December 31, 2016 are as follows (in thousands):

Twelve months ending December 31,
2017	$67,456
2018	80,947
2019	107,930
2020	1,118,008
Principal amount of long-term debt	1,374,341
Less unamortized debt issuance costs	(14,537)
Total long-term debt	$1,359,804

7.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services. The DCAA is currently nearing completion of its audits of the Company’s incurred cost submissions for the year ended June 30, 2011 and an intelligence agency is nearing completion of its audit of direct costs on selected contracts through our fiscal year ended June 30, 2012.  DCAA audits of our incurred cost submissions for the year ended June 30, 2012 have commenced, and an intelligence agency has commenced audits of direct costs on selected contracts through our fiscal year ended June 30, 2015.  In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

On March 26, 2012, the Company received a subpoena from the Defense Criminal Investigative Service seeking documents related to one of the Company’s contracts for the period of January 1, 2007 through March 26, 2012.  The Company has provided documents responsive to the subpoena and is cooperating fully with the government’s investigation.  The Company has accrued its current best estimate of the likely outcome within its estimated range of zero to $3.9 million.

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

We are also pursuing appeals at the ASBCA of determinations and demands made by the DCMA associated with questioned direct costs from DCAA audits of our incurred cost submissions for our fiscal years ending June 30 2006, 2007, and 2008.  The Company has accrued its current best estimate of the likely outcome within its estimated range of zero to $1.0 million.

Virginia Sales and Use Tax Audit

The Company is under audit for sales and use tax related issues by the Commonwealth of Virginia. The Company has accrued its current best estimate of the likely outcome within its estimated range of $1.0 million to $2.5 million.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Total stock-based compensation related to RSUs included in indirect costs and selling expense	$5,660	$4,835	$10,557	$8,473
Income tax benefit recognized for stock-based compensation expense	$2,125	$1,734	$3,883	$3,177

Under the terms of its 2016 Amended and Restated Incentive Compensation Plan (the 2016 Plan), the Company may issue, among others, non-qualified stock options, restricted stock, RSUs, SSARs, and performance awards, collectively referred to herein as equity instruments. The 2016 Plan was approved by the Company’s stockholders in November 2016 and amended and restated the 2006 Stock Incentive Plan (the 2006 Plan) which was due to expire at the end of the ten-year period. Previous grants were made under the 2006 Plan, and equity instruments granted prior to approval of the 2016 Plan continue to be governed by the terms of the 2006 Plan. During the periods presented all equity instrument grants were made in the form of RSUs.  Other than performance-based RSUs (PRSUs) which contain a market-based element, the fair value of RSU grants was determined based on the closing price of a share of the Company’s common stock on the date of grant. The fair value of RSUs with market-based vesting features was also measured on the grant date, but was done so using a binomial lattice model.

Annual grants under the 2016 Plan, and previously the 2006 Plan, are generally made to the Company’s key employees during the first quarter of the Company’s fiscal year and to members of the Company’s Board of Directors during the second quarter of the Company’s fiscal year. With the approval of its Chief Executive Officer, the Company also issues equity instruments to strategic new hires and to employees who have demonstrated superior performance.

In September 2014, the Company made its annual grant to key employees consisting of 180,570 PRSUs.  The final number of such PRSUs that are earned by participants and vest is based on the achievement of a specified earnings per share (EPS) for the year ended June 30, 2015 and on the average share price of Company stock for the 90 day period ending September 23, 2015, 2016 and 2017 as compared to the average share price for the 90 day period ended September 23, 2014.  The specified EPS for the year ended June 30, 2015 was met and the average share price of the Company’s stock for the 90 day periods ending September 23, 2015 and September 23, 2016 exceeded the average share price of the Company’s stock for the 90 day period ended September 23, 2014, resulting in an additional 26,957 RSUs earned by participants.

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

The total number of shares authorized by shareholders for future grants under the 2016 Plan was reset in November 2016 to 1,200,000. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of December 31, 2016, cumulative grants of 8,056 equity instruments underlying the shares authorized in the 2016 Plan have been awarded, and none of these instruments have been forfeited.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Activity related to RSUs during the six months ended December 31, 2016 is as follows:

RSUs
Outstanding, June 30, 2016	873,854
Granted	223,108
Vested	(106,977)
Forfeited	(22,130)
Outstanding, December 31, 2016	967,855
Weighted-average grant date fair value for RSUs	$101.52

As of December 31, 2016, there was $45.4 million of total unrecognized compensation costs related to RSUs scheduled to be recognized over a weighted-average period of 2.8 years.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net income	$42,420	$30,452	$79,083	$65,084
Weighted-average number of basic shares outstanding during the period	24,387	24,246	24,363	24,227
Dilutive effect of SSARs/stock options and RSUs after application of treasury stock method	682	540	635	527
Weighted-average number of diluted shares outstanding during the period	25,069	24,786	24,998	24,754
Basic earnings per share	$1.74	$1.26	$3.25	$2.69
Diluted earnings per share	$1.69	$1.23	$3.16	$2.63

10.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company’s total liability for unrecognized tax benefits as of December 31, 2016 and June 30, 2016 was $0.4 million for both periods. The $0.4 million unrecognized tax benefit at December 31, 2016, if recognized, would impact the Company’s effective tax rate.

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

	Domestic	International	Total
Three Months Ended December 31, 2016
Revenue from external customers	$1,024,025	$33,505	$1,057,530
Net income	38,732	3,688	42,420
Three Months Ended December 31, 2015
Revenue from external customers	$793,542	$36,895	$830,437
Net income	26,741	3,711	30,452
Six Months Ended December 31, 2016
Revenue from external customers	$2,062,916	$67,894	$2,130,810
Net income attributable to CACI	72,374	6,709	79,083
Six Months Ended December 31, 2015
Revenue from external customers	$1,579,220	$73,659	$1,652,879
Net income attributable to CACI	58,676	6,408	65,084

12.	Fair Value of Financial Instruments

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and June 30, 2016, and the level they fall within the fair value hierarchy (in thousands):

			December 31,	June 30,
	Financial Statement	Fair Value	2016	2016
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$3,569	$—
Contingent consideration	Other long-term liabilities	Level 3	$11,449	$15,171
Interest rate swap agreements	Other long-term assets	Level 2	$5,852	$—
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$345	$—
Interest rate swap agreements	Other long-term liabilities	Level 2	$5,844	$21,609

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Various acquisitions completed during FY16 contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two and three year periods subsequent to each acquisition.  The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the three and six months ended December 31, 2016, this remeasurement resulted in a change to the liability recorded of $0.4 million and $0.8 million, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such statements are subject to factors that could cause actual results to differ materially from anticipated results.  The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: legal, regulatory, and political change as a result of transitioning to a new presidential administration that could result in economic uncertainty; changes in U.S. federal agencies, current agreements with other nations, foreign events, or any other events which may affect the global economy; regional and national economic conditions in the United States and globally; terrorist activities or war; changes in interest rates; currency fluctuations; significant fluctuations in the equity markets; changes in our effective tax rate; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns, implementation of spending cuts (sequestration) under the Budget Control Act of 2011 (BCA), or any legislation that amends or changes discretionary spending levels under that act; changes in budgetary priorities or in the event of a priority need for funds, such as homeland security; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government audits and reviews conducted by the Defense Contract Audit Agency, the Defense Contract Management Agency, or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, and (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; the ability to successfully integrate the operations of our recent and any future acquisitions; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our SEC filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

We derived 93.8 percent and 93.5 percent of our revenue during the six months ended December 31, 2016 and December 31, 2015, respectively, from contracts with U.S. government agencies.  These were derived through both prime and subcontractor relationships.  We also provide services to state and local governments, commercial customers, and through our international operations, to non-U.S. government agencies.  We provide our services and solutions to our customers in the following market areas:

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

We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration.  Since March 2013, the federal government has been operating under sequestration required by the BCA.  Under sequestration, constraints on discretionary expenditures have taken place each of the government’s fiscal years since 2013 and, unless the BCA is amended or repealed, will continue through the government’s Fiscal Year 2025.  At the end of October 2015, the Bipartisan Budget Act of 2015 (BBA) was passed and signed into law, raising the discretionary spending caps under the BCA by $50 billion and $30 billion in the government’s Fiscal Years 2016 and 2017, respectively.  Prior to the end of the government’s Fiscal Year 2016, no appropriations legislation for the government’s Fiscal Year 2017 was enacted. As a result, at the end of September 2016, a continuing resolution was signed into law, which kept the government operating until December 9, 2016.  When Congress reconvened following the November general election, a second continuing resolution was passed and signed into law by the President that keeps the government operating until April 28, 2017.  Subsequent to the inauguration of the new administration, Congress is expected to address the Fiscal Year 2017 budget and the funding of the government through September 2017.  We expect the impact of the above legislation and actions Congress will take on contracts and task orders we hold, and may receive, to continue throughout our FY17.

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

Results of Operations for the Three Months Ended December 31, 2016 and 2015

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended December 31, 2016 and 2015, respectively:

	Three Months Ended December 31,				Change
(dollars in thousands)	2016		2015		$	%
Department of Defense	$684,673	64.8%	$543,716	65.5%	$140,957	25.9%
Federal civilian agencies	308,053	29.1	232,773	28.0	75,280	32.3
Commercial and other	64,804	6.1	53,948	6.5	10,856	20.1
Total	$1,057,530	100.0%	$830,437	100.0%	$227,093	27.3%

For the three months ended December 31, 2016, total revenue increased by 27.3 percent, or $227.1 million, compared to the same period a year ago.  This growth in revenue resulted primarily from the NSS acquisition completed February 1, 2016 and other recent acquisitions.  Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue.  Excluding acquired revenue, organic revenue decreased by 4.7 percent primarily due to reduced customer requirements and government purchasing delays.

DoD revenue increased 25.9 percent, or $141.0 million, for the three months ended December 31, 2016, as compared to the same period a year ago.  This growth was primarily from the NSS acquisition.  Excluding acquired revenue of $172.9 million, DoD revenue decreased by 5.9 percent primarily due to reduced customer requirements.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 32.3 percent, or $75.3 million, for the three months ended December 31, 2016, as compared to the same period a year ago.  This increase was primarily attributable to the NSS acquisition for information technology support services.  Excluding the acquired revenue of $78.5 million, federal civilian agency revenue decreased by 1.4 percent.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 20.1 percent, or $10.9 million for the three months ended December 31, 2016, as compared to the same period a year ago, primarily from our international and domestic technology services and cyber security products.  This increase was attributable to increased product orders and managed services revenue from NSS and other acquisitions.  Excluding acquired revenue of $14.7 million, commercial and other revenue decreased by 7.1 percent.  Commercial and other revenue is derived from both international and domestic operations.  Of the total commercial and other revenue, international operations accounted for 51.7 percent, or $33.5 million for the three months ended December 31, 2016 as compared to 68.4 percent, or $36.9 million over the same period a year ago due to growth of managed services business from acquisitions. Domestic operations accounted for 48.3 percent, or $31.3 million as compared to 31.6 percent, or $17.0 million over the same period a year ago due to increased technology and security product sales.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the three months ended December 31, 2016 and 2015, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	December 31,		December 31,		Change
(dollars in thousands)	2016	2015	2016	2015	$	%
Revenue	$1,057,530	$830,437	100.0%	100.0%	$227,093	27.3%
Costs of revenue
Direct costs	705,321	547,140	66.7	65.9	158,181	28.9%
Indirect costs and selling expenses	253,822	213,144	24.0	25.7	40,678	19.1
Depreciation and amortization	18,132	14,670	1.7	1.7	3,462	23.6
Total costs of revenue	977,275	774,954	92.4	93.3	202,321	26.1
Income from operations	80,255	55,483	7.6	6.7	24,772	44.6
Interest expense and other, net	12,325	8,180	1.2	1.0	4,145	50.7
Income before income taxes	67,930	47,303	6.4	5.7	20,627	43.6
Income taxes	25,510	16,851	2.4	2.0	8,659	51.4
Net income	$42,420	$30,452	4.0	3.7	$11,968	39.3

Income from operations for the three months ended December 31, 2016 was $80.3 million. This was an increase of $24.8 million, or 44.6 percent, from income from operations of $55.5 million for the three months ended December 31, 2015. This increase was due to the acquisition of NSS and the absence of one-time transaction costs related to acquisitions that were incurred during the period ended December 31, 2015. Our operating margin of 7.6 percent for the period ended December 31, 2016 increased from 6.7 percent during the period ended December 31, 2015.

As a percentage of revenue, direct costs were 66.7 percent and 65.9 percent for the three months ended December 31, 2016 and 2015, respectively. Direct costs include direct labor and other direct costs (ODCs), which include, among other costs, subcontracted labor and material purchases.  ODCs are common in our industry and may vary from period to period.  Direct labor was $324.5 million and $259.8 million for the three months ended December 31, 2016 and 2015, respectively.  The increase in direct labor was primarily driven by the acquisition of NSS.  ODCs were $380.8 million and $287.3 million during the three months ended December 31, 2016 and 2015, respectively.  The increase in ODCs was primarily driven by the acquisition of NSS which has a greater percentage of subcontract work partially offset by reduced customer requirements.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor, and other discretionary expenses.  Indirect costs and selling expenses increased $40.7 million or 19.1 percent comparing the three months ended December 31, 2016 to the three months ended December 31, 2015.  This increase in indirect costs and selling expenses was primarily due to the NSS acquisition, and also fringe benefit costs related to increased direct labor.

Depreciation and amortization expense increased $3.5 million or 23.6 percent for the three months ended December 31, 2016 as compared to the same period a year ago.  This increase was the result of additional intangible amortization and depreciation expense related to the NSS acquisition, partially offset by the run-off of amortization expense related to prior acquisitions.

Interest expense and other, net increased $4.1 million or 50.7 percent during the three months ended December 31, 2016 as compared to the same period a year ago.  The increase primarily relates to interest on $550 million of additional indebtedness incurred to fund the acquisition of NSS.

The effective tax rate was 37.6 percent and 35.6 percent during the three months ended December 31, 2016 and 2015, respectively. The effective tax rate during the three months ended December 31, 2016 was negatively impacted by losses from the change in value of assets invested in corporate owned life insurance (COLI) policies. The effective tax rate during the three months ended December 31, 2015 was positively impacted by gains from these policies.  If gains or losses on these COLI investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the year ending June 30, 2017.

Results of Operations for the Six Months Ended December 31, 2016 and 2015

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the six months ended December 31, 2016 and 2015, respectively:

	Six Months Ended December 31,				Change
(dollars in thousands)	2016		2015		$	%
Department of Defense	$1,376,876	64.6%	$1,087,235	65.8%	$289,641	26.6%
Federal civilian agencies	621,846	29.2	458,196	27.7	163,650	35.7
Commercial and other	132,088	6.2	107,448	6.5	24,640	22.9
Total	$2,130,810	100.0%	$1,652,879	100.0%	$477,931	28.9%

For the six months ended December 31, 2016, total revenue increased by 28.9 percent, or $477.9 million, over the same period a year ago.  This growth in revenue resulted primarily from the NSS acquisition completed February 1, 2016 and other recent acquisitions.    Excluding acquired revenue, organic revenue decreased by 3.0 percent primarily due to reduced customer requirements and government purchasing delays.

DoD revenue increased 26.6 percent, or $289.6 million, for the six months ended December 31, 2016, as compared to the same period a year ago.  This growth was primarily from the NSS acquisition.  Excluding acquired revenue of $336.0 million, DoD revenue decreased by 4.3 percent primarily due to reduced customer requirements.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 35.7 percent, or $163.7 million, for the six months ended December 31, 2016, as compared to the same period a year ago.  This increase was primarily attributable to the NSS acquisition for information technology support services.  Excluding acquired revenue of $160.0 million, federal civilian agency revenue increased by 0.8 percent, or $3.7 million.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 22.9 percent, or $24.6 million primarily from our international and domestic technology services and cyber security products.  This increase was primarily attributable to increased product orders and managed services revenue from acquisitions.  Excluding the acquired revenue of $30.9 million, commercial and other revenue decreased 5.8 percent, or $6.3 million.  Commercial and other revenue is derived from both international and domestic operations.  Of the total commercial and other revenue, international operations accounted for 51.4 percent, or $67.9 million for the six months ended December 31, 2016 as compared to 68.6 percent, or $73.7 million over the same period a year ago.  Domestic operations accounted for 48.6 percent, or $64.2 million as compared to 31.4 percent, or $33.7 million over the same period a year ago due to increased growth from acquisitions.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the six months ended December 31, 2016 and 2015, respectively.

	Dollar Amount		Percentage of Revenue
	Six Months Ended		Six Months Ended
	December 31,		December 31,		Change
(dollars in thousands)	2016	2015	2016	2015	$	%
Revenue	$2,130,810	$1,652,879	100.0%	100.0%	$477,931	28.9%
Costs of revenue
Direct costs	1,433,542	1,084,564	67.3	65.6	348,978	32.2
Indirect costs and selling expenses	511,160	418,844	24.0	25.3	92,316	22.0
Depreciation and amortization	36,195	29,481	1.7	1.8	6,714	22.8
Total costs of revenue	1,980,897	1,532,889	93.0	92.7	448,008	29.2
Income from operations	149,913	119,990	7.0	7.3	29,923	24.9
Interest expense and other, net	24,814	17,362	1.1	1.1	7,452	42.9
Income before income taxes	125,099	102,628	5.9	6.2	22,471	21.9
Income taxes	46,016	37,544	2.2	2.3	8,472	22.6
Net income	$79,083	$65,084	3.7	3.9%	$13,999	21.5

Income from operations for the six months ended December 31, 2016 was $149.9 million. This was an increase of $29.9 million, or 24.9 percent, from income from operations of $120.0 million for the six months ended December 31, 2015. This increase was due to the NSS acquisition offset by some contract completions in the first half of fiscal year 2016. Our operating margin of 7.0 percent for the period ended December 31, 2016 decreased from 7.3 percent during the period ended December 31, 2015. This decrease was due to lower gross margin on certain contracts acquired with NSS and planned indirect cost increases.

As a percentage of revenue, direct costs were 67.3 percent and 65.6 percent for the three months ended December 31, 2016 and 2015, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontracted labor and material purchases.  ODCs are common in our industry and may vary from period to period.  Direct labor was $659.4 million and $530.3 million for the six months ended December 31, 2016 and 2015, respectively.  The increase in direct labor was primarily driven by the acquisition of NSS.  ODCs were $774.1 million and $554.3 million during the six months ended December 31, 2016 and 2015, respectively.  The increase in ODCs was primarily driven by the acquisition of NSS which has a greater percentage of subcontract work partially offset by reduced customer requirements.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor, and other discretionary expenses.  Indirect costs and selling expenses increased $92.3 million or 22.0 percent comparing the six months ended December 31, 2016 to the six months ended December 31, 2015.  This increase in indirect costs and selling expenses was primarily due to the NSS acquisition, and also fringe benefits related to increased direct labor.

Depreciation and amortization expense increased $6.7 million or 22.8 percent for the three months ended December 31, 2016 as compared to the same period a year ago.  This increase was the result of additional intangible amortization and depreciation expense related to the NSS acquisition, partially offset by the run-off of amortization expense related to prior acquisitions.

Interest expense and other, net increased $7.5 million or 42.9 percent during the six months ended December 31, 2016 as compared to the same period a year ago.  The increase primarily relates to interest on $550 million of additional indebtedness incurred to fund the acquisition of NSS.

The effective tax rate was 36.8 percent and 36.6 percent during the six months ended December 31, 2016 and 2015, respectively. The effective tax rate during the six months ended December 31, 2016 was positively impacted by gains from the change in value of assets invested in COLI policies. The effective tax rate during the six months ended December 31, 2015 was favorably impacted by the retroactive reinstatement of WOTC and a tax audit settlement offset by losses from the COLI policies.  If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters of the fiscal year ending June 30, 2017.

Liquidity and Capital Resources

As of December 31, 2016, the aggregate amount of committed financing under our Credit Facility was $1,981.3 million, which included an $850.0 million revolving credit facility, and a $1,131.3 million term loan.  The Credit Facility matures on June 1, 2020.

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of December 31, 2016, we had $355.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $13.5 million through June 30, 2018 and $27.0 million thereafter until the balance is due in full on June 1, 2020.  As of December 31, 2016, $1,019.3 million was outstanding under the Term Loan.

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

Cash and cash equivalents were $72.7 million and $49.1 million as of December 31, 2016 and June 30, 2016, respectively. Our operating cash flow was $135.4 million for the six months ended December 31, 2016 compared to $135.6 million for the same period a year ago. Days-sales outstanding (DSO) was 60 days at December 31, 2016, and December 31, 2015, respectively.

Cash flows used from investing was $8.1 million and $23.9 million during the six months ended December 31, 2016 and December 31, 2015, respectively.  For the six months ended December 31, 2016 we received a net working capital refund from our NSS acquisition of $13.6 million.  We also received $4.7 million return of capital relating to our joint ventures.  We had no similar proceeds for the six months ended December 31, 2016.  Purchases of office and computer related equipment were $21.8 million and $7.6 million as of December 31, 2016 and 2015, respectively.  This increase in purchases was primarily related to the renovation of our leased facility in Chantilly, Virginia, which will continue throughout FY17.

Cash flows used in financing activities were $102.1 and $76.7 million during the six months ended December 31, 2016 and December 31, 2015, respectively.  During the six months ended December 31, 2016 and December 31, 2015 we had net payments under our credit facility of $98.5 million and $74.5 million, respectively.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, motor vehicles in the U.K., and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2016. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of December 31, 2016, we had an outstanding letter of credit of $0.4 million. We have no other material off-balance sheet financing arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $900 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the six months ended December 31, 2016 would have fluctuated by approximately $3.4 million.

Approximately 3.2 percent and 4.5 percent of our total revenue in six months ended December 31, 2016 and 2015, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2016, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $23.3 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at December 31, 2016.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2016.

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

On July 23, 2015, Plaintiffs filed a Notice of Appeal of the district court’s June 2015 decision.  On October 21, 2016, the Court of Appeals vacated and remanded the District Court’s judgment with instructions for the District Court to make further determinations regarding the political question doctrine.  The District Court conducted a status conference on December 16, 2016 and is determining how to proceed.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2016	11,270	$102.81	1,094,812	155,188
November 2016	—	—	—	—
December 2016	—	—	—	—
Total	11,270	$102.81	1,094,812	155,188

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

101

The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: February 3, 2017	By:	/s/ Kenneth Asbury
Kenneth Asbury
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 3, 2017	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: February 3, 2017	By:	/s/ Gregory W. Buckis, Sr.
Gregory W. Buckis, Sr.
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)