Form 10-Q
period 2017-03-31
CACI INTERNATIONAL INC /DE/
filed 2017-05-05
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of April 30, 2017: CACI International Inc Common Stock, $0.10 par value, 24,455,835 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$1,086,418	$977,274
Costs of revenue:
Direct costs	732,224	647,489
Indirect costs and selling expenses	269,237	249,477
Depreciation and amortization	17,703	16,632
Total costs of revenue	1,019,164	913,598
Income from operations	67,254	63,676
Interest expense and other, net	12,107	11,115
Income before income taxes	55,147	52,561
Income taxes	14,790	18,445
Net income	$40,357	$34,116
Basic earnings per share	$1.65	$1.41
Diluted earnings per share	$1.61	$1.38
Weighted-average basic shares outstanding	24,419	24,277
Weighted-average diluted shares outstanding	25,106	24,801

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	March 31,
	2017	2016
Revenue	$3,217,228	$2,630,153
Costs of revenue:
Direct costs	2,165,766	1,732,053
Indirect costs and selling expenses	780,397	668,321
Depreciation and amortization	53,898	46,113
Total costs of revenue	3,000,061	2,446,487
Income from operations	217,167	183,666
Interest expense and other, net	36,921	28,477
Income before income taxes	180,246	155,189
Income taxes	60,806	55,989
Net income	$119,440	$99,200
Basic earnings per share	$4.90	$4.09
Diluted earnings per share	$4.77	$4.01
Weighted-average basic shares outstanding	24,382	24,243
Weighted-average diluted shares outstanding	25,034	24,769

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net income	$40,357	$34,116	$119,440	$99,200
Other comprehensive income (loss):
Foreign currency translation adjustment	1,565	(3,270)	(8,561)	(11,017)
Change in fair value of interest rate swap agreements, net of tax	2,045	(3,581)	14,944	(2,783)
Other comprehensive income (loss), net of tax	3,610	(6,851)	6,383	(13,800)
Comprehensive income	$43,967	$27,265	$125,823	$85,400

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	March 31,	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$54,371	$49,082
Accounts receivable, net	726,327	803,817
Prepaid expenses and other current assets	73,702	68,939
Total current assets	854,400	921,838
Goodwill	2,573,400	2,585,343
Intangible assets, net	244,850	275,372
Property and equipment, net	90,666	81,362
Supplemental retirement savings plan assets	90,110	89,937
Accounts receivable, long-term	7,243	8,330
Other long-term assets	28,705	25,159
Total assets	$3,889,374	$3,987,341
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$53,965	$53,965
Accounts payable	68,088	95,270
Accrued compensation and benefits	214,567	228,362
Other accrued expenses and current liabilities	183,939	187,579
Total current liabilities	520,559	565,176
Long-term debt, net of current portion	1,226,976	1,402,079
Supplemental retirement savings plan obligations, net of current portion	80,646	76,995
Deferred income taxes	265,003	248,458
Other long-term liabilities	57,707	87,320
Total liabilities	2,150,891	2,380,028
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued	—	—
Common stock $0.10 par value, 80,000 shares authorized; 41,888 shares issued and 24,454 outstanding at March 31, 2017 and 41,758 shares issued and 24,323 outstanding at June 30, 2016	4,189	4,176
Additional paid-in capital	563,657	558,324
Retained earnings	1,781,388	1,661,948
Accumulated other comprehensive loss	(34,700)	(41,083)
Treasury stock, at cost (17,435 and 17,435 shares, respectively)	(576,186)	(576,187)
Total CACI shareholders’ equity	1,738,348	1,607,178
Noncontrolling interest	135	135
Total shareholders’ equity	1,738,483	1,607,313
Total liabilities and shareholders’ equity	$3,889,374	$3,987,341

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$119,440	$99,200
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	53,898	46,113
Amortization of deferred financing costs	3,371	2,101
Loss on disposal of fixed assets	975	—
Stock-based compensation expense	16,114	13,329
Deferred income tax expense	6,773	14,212
Equity in earnings of unconsolidated ventures	(167)	(229)
Gain on sale of assets	(1,545)	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	62,360	42,184
Prepaid expenses and other assets	(3,895)	(9,773)
Accounts payable and other accrued expenses	(31,706)	(4,020)
Accrued compensation and benefits	(7,013)	(10,099)
Income taxes payable and receivable	(4,082)	(892)
Supplemental retirement savings plan obligations and other long-term liabilities	1,955	(2,750)
Net cash provided by operating activities	216,478	189,376
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(34,941)	(13,232)
Cash paid for business acquisitions, net of cash acquired	(5,786)	(587,821)
Proceeds from net working capital refund of acquired business	13,619	—
Proceeds from equity method investments	4,681	—
Other	1,597	151
Net cash used in investing activities	(20,830)	(600,902)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	373,500	844,000
Principal payments made under bank credit facilities	(551,974)	(414,973)
Payment of financing costs under bank credit facilities	—	(9,290)
Proceeds from employee stock purchase plans	3,334	2,289
Repurchases of common stock	(3,367)	(2,400)
Payment of taxes for equity transactions	(10,580)	(7,479)
Other	—	457
Net cash (provided by) financing activities	(189,087)	412,604
Effect of exchange rate changes on cash and cash equivalents	(1,272)	(1,629)
Net increase (decrease) in cash and cash equivalents	5,289	(551)
Cash and cash equivalents, beginning of period	49,082	35,364
Cash and cash equivalents, end of year	$54,371	$34,813
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$57,721	$45,606
Cash paid during the period for interest	$33,916	$26,304
Non-cash financing and investing activities:
Accrued capital expenditures	$334	$956

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of March 31, 2017 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 6 and 12.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2016.  The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

Upon adoption, the Company recognized excess tax benefits of $0.1 million and $1.0 million during the three and nine months ended March 31, 2016 as a reduction to tax expense in the Consolidated Statements of Operations, as though ASU 2016-09 had been in effect since the beginning of FY16.  Consequently, this resulted in an increase in net income, an increase in earnings per share and a decrease in the annual effective tax rate.  In addition, the excess tax benefits that were previously presented as a financing activity on the Consolidated Statements of Cash Flows are now presented as an operating activity, with periods prior to FY16 retrospectively adjusted.  With respect to forfeitures, the Company will continue to estimate the number of awards expected to be forfeited in accordance with our existing accounting policy.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended (ASC 606) (the standard), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. On July 9, 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017, using either a full retrospective approach or a modified approach.

The Company plans to adopt the standard on July 1, 2018 and apply it on a modified retrospective basis, whereby the cumulative effect of applying the standard will be recognized through equity on the date of adoption.  We are in the process of identifying the changes to accounting policies, business processes, systems, disclosures, and controls to support the adoption of the new standard.

We expect the standard will have several impacts on our revenue.  The anticipated changes are as follows:  For our award fee and incentive fee contracts, the relevant portion of the fee will change from being recorded upon customer notification to recognition over time as the performance obligation is satisfied.  Some of our fixed price contracts in which revenue is recognized on a straight-line basis over the period when goods or services are provided will be converted to recognition of revenue over time by measuring the progress toward complete satisfaction of the performance obligation using input methods, similar to percentage of completion cost-to-cost accounting.  In addition, certain fixed unit price contracts will convert from units of delivery revenue recognition to recognition of revenue over time by measuring the progress toward complete satisfaction of the performance obligation using input methods, similar to percentage-of-completion, cost-to-cost accounting.  We do not anticipate a material impact to the cost plus fixed fee, percentage-of-completion, fixed price level-of-effort or time and materials contracts.  The cumulative catch-up adjustment that will be recorded through shareholders’ equity on July 1, 2018 is still being quantified.  We will continue evaluating the impact of the standard on our contract portfolio through the date of adoption.

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

The initial purchase consideration paid at closing to acquire NSS was $550.0 million plus $11.2 million representing a preliminary net working capital adjustment.  Subsequent to closing, CACI received a refund of $13.6 million for the final net working capital adjustment and on April 3, 2017 received an additional $5.7 million refund for tax-related adjustments.

The purchase consideration was allocated among assets acquired and liabilities assumed at fair value, with the excess purchase consideration recorded as goodwill.  During the third quarter of FY17, CACI finalized its valuation of assets acquired and liabilities assumed.  As a result of the final valuations, the Company recorded measurement period adjustments that increased other current assets, receivables and other accrued expenses by $2.4 million, $0.6 million and $0.9 million, respectively, reducing the purchase consideration by $5.5 million and goodwill by $7.5 million during the nine months ended March 31, 2017.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The total consideration of $541.9 million has been allocated to assets acquired and liabilities assumed as follows (in thousands):

Cash and cash equivalents	$2,596
Accounts receivable	210,459
Prepaid expenses and other current assets	14,461
Property and equipment	21,320
Intangible assets	110,500
Goodwill	360,230
Other long-term assets	437
Accounts payable	(57,616)
Accrued compensation and benefits	(38,953)
Other accrued expenses and current liabilities	(38,432)
Deferred income taxes	(37,796)
Other long-term liabilities	(5,343)
Total estimated consideration	$541,863

The goodwill of $360.2 million is largely attributable to the assembled workforce of NSS and expected synergies between the Company and NSS.  The estimated fair value attributed to intangible assets, which consists of customer contracts and related customer relationships, is being amortized on an accelerated basis over approximately 15 years.  The fair value attributed to the intangible assets acquired was based on estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques.  Of the value attributed to goodwill and intangible assets, $47.7 million is deductible for income tax purposes.

4.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31,	June 30,
	2017	2016
Customer contracts and related customer relationships	$635,194	$635,826
Acquired technologies	28,451	28,074
Covenants not to compete	3,284	3,321
Other	1,537	1,551
Intangible assets	668,466	668,772
Accumulated amortization:
Customer contracts and related customer relationships	(392,935)	(363,412)
Acquired technologies	(26,342)	(25,693)
Covenants not to compete	(3,252)	(3,245)
Other	(1,087)	(1,050)
Less accumulated amortization	(423,616)	(393,400)
Total intangible assets, net	$244,850	$275,372

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of March 31, 2017 is 14.1 years, and the weighted-average remaining period of amortization is 11.4 years.  The weighted-average period of amortization for acquired technologies as of March 31, 2017 is 9.6 years, and the weighted-average remaining period of amortization is 6.1 years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Expected amortization expense for the remainder of the fiscal year ending June 30, 2017, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2017 (three months)	$9,695
2018	36,222
2019	31,562
2020	27,097
2021	23,904
Thereafter	116,370
Total intangible assets, net	$244,850

5.	Goodwill

The changes in the carrying amount of goodwill for the year ended June 30, 2016 and the nine months ended March 31, 2017 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2015	$2,108,768	$81,048	$2,189,816
Business acquisitions	378,380	29,939	408,319
Foreign currency translation	—	(12,792)	(12,792)
Balance at June 30, 2016	2,487,148	98,195	2,585,343
Business acquisitions	(7,652)	2,220	(5,432)
Foreign currency translation	—	(6,511)	(6,511)
Balance at March 31, 2017	$2,479,496	$93,904	$2,573,400

6.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	June 30,
	2017	2016
Bank credit facility – term loans	$992,358	$1,032,833
Bank credit facility – revolver loans	302,000	440,000
Principal amount of long-term debt	1,294,358	1,472,833
Less unamortized debt issuance costs	(13,417)	(16,789)
Total long-term debt	1,280,941	1,456,044
Less current portion	(53,965)	(53,965)
Long-term debt, net of current portion	$1,226,976	$1,402,079

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $850.0 million. As of March 31, 2017, the Company had $302.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $13.5 million through June 30, 2018 and $27.0 million thereafter until the balance is due in full on June 1, 2020. As of March 31, 2017, the Company had $992.4 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of March 31, 2017, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 3.42 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of March 31, 2017, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and nine months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Gain (loss) recognized in other comprehensive income	$124	$(5,621)	$8,649	$(9,637)
Amounts reclassified to earnings from accumulated other comprehensive loss	1,921	2,040	6,295	6,854
Net current period other comprehensive income (loss)	$2,045	$(3,581)	$14,944	$(2,783)

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The aggregate maturities of long-term debt at March 31, 2017 are as follows (in thousands):

Twelve months ending March 31,
2017	$53,965
2018	94,438
2019	107,930
2020	1,038,025
Principal amount of long-term debt	1,294,358
Less unamortized debt issuance costs	(13,417)
Total long-term debt	$1,280,941

7.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services.  The DCAA has started audits of the Company’s incurred cost submissions for its fiscal years 2012 and 2013, and has started audits of incurred cost submission for fiscal years 2011 through 2013 associated with CACI’s acquisition of NSS.  An intelligence agency is now auditing direct costs on selected contracts for fiscal years 2013 through 2015.  We are still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believe our reserves for such are adequate. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

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

The Company resolved outstanding appeals at the Armed Services Board of Contract Appeals (ASBCA) of determinations and demands made by the Defense Contract Management Agency (DCMA) associated with questioned direct costs from DCAA audits of our incurred cost submissions for our fiscal years 2006 through 2008 within our established reserve.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Total stock-based compensation related to RSUs included in indirect costs and selling expense	$5,557	$4,856	$16,114	$13,329
Income tax benefit recognized for stock-based compensation expense	$1,490	$1,719	$5,435	$4,897

Under the terms of its 2016 Amended and Restated Incentive Compensation Plan (the 2016 Plan), the Company may issue, among others, non-qualified stock options, restricted stock, RSUs, SSARs, and performance awards, collectively referred to herein as equity instruments. The 2016 Plan was approved by the Company’s stockholders in November 2016 and amended and restated the 2006 Stock Incentive Plan (the 2006 Plan) which was due to expire at the end of the ten-year period. Previous grants that were made under the 2006 Plan, and equity instruments granted prior to approval of the 2016 Plan continue to be governed by the terms of the 2006 Plan. During the periods presented all equity instrument grants were made in the form of RSUs.  Other than performance-based RSUs (PRSUs) which contain a market-based element, the fair value of RSU grants was determined based on the closing price of a share of the Company’s common stock on the date of grant. The fair value of RSUs with market-based vesting features was also measured on the grant date, but was done so using a binomial lattice model.

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

The total number of shares authorized by shareholders for future grants under the 2016 Plan was reset in November 2016 to 1,200,000. The aggregate number of grants that may be made may exceed this approved amount as forfeited restricted stock and RSUs, become available for future grants. As of March 31, 2017, cumulative grants of 17,832 equity instruments underlying the shares authorized in the 2016 Plan have been awarded, and none of these instruments have been forfeited.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Activity related to RSUs during the nine months ended March 31, 2017 is as follows:

RSUs
Outstanding, June 30, 2016	873,854
Granted	240,985
Vested	(222,118)
Forfeited	(52,177)
Outstanding, March 31, 2017	840,544
Weighted-average grant date fair value for RSUs	$103.23

As of March 31, 2017, there was $39.1 million of total unrecognized compensation costs related to RSUs scheduled to be recognized over a weighted-average period of 2.7 years.

9.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive. Using the treasury stock method, diluted earnings per share include the incremental effect of restricted shares and those RSUs that are no longer subject to a market or performance condition.  The PRSUs granted in September 2016 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares.  These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved.  The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net income	$40,357	$34,116	$119,440	$99,200
Weighted-average number of basic shares outstanding during the period	24,419	24,277	24,382	24,243
Dilutive effect RSUs after application of treasury stock method	687	524	652	526
Weighted-average number of diluted shares outstanding during the period	25,106	24,801	25,034	24,769
Basic earnings per share	$1.65	$1.41	$4.90	$4.09
Diluted earnings per share	$1.61	$1.38	$4.77	$4.01

10.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company is currently under examination by three state jurisdictions for the years 2010 through 2016.  The Company does not expect resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of March 31, 2017 and June 30, 2016 was $0.6 million and $0.4 million, respectively.  The $0.6 million unrecognized tax benefit at March 31, 2017, if recognized, would impact the Company’s effective tax rate.

The effective tax rate was favorably impacted by corporate owned life insurance (COLI) gains and research and development (R&D) credits resulting in the following tax benefits.  The tax expense during the three and nine months ended March 31, 2017 was positively impacted by non-taxable COLI gains of $1.2 million and $1.4 million, respectively.  The tax expense was also positively impacted during the three and nine months ended March 31, 2017 by R&D tax credits of $3.9 million in 2017 for both years 2016 and 2017.

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

	Domestic	International	Total
Three Months Ended March 31, 2017
Revenue from external customers	$1,051,449	$34,969	$1,086,418
Net income	36,920	3,437	40,357
Three Months Ended March 31, 2016
Revenue from external customers	$940,714	$36,560	$977,274
Net income	30,712	3,404	34,116
Nine Months Ended March 31, 2017
Revenue from external customers	$3,114,365	$102,863	$3,217,228
Net income attributable to CACI	109,294	10,146	119,440
Nine Months Ended March 31, 2016
Revenue from external customers	$2,519,934	$110,219	$2,630,153
Net income attributable to CACI	89,388	9,812	99,200

12.	Fair Value of Financial Instruments

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and June 30, 2016, and the level they fall within the fair value hierarchy (in thousands):

			March 31,	June 30,
	Financial Statement	Fair Value	2017	2016
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$15,027	$—
Contingent consideration	Other long-term liabilities	Level 3	$626	$15,171
Interest rate swap agreements	Other long-term assets	Level 2	$6,894	$—
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$127	$—
Interest rate swap agreements	Other long-term liabilities	Level 2	$3,732	$21,609

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Various acquisitions completed during FY16 contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two and three year periods subsequent to each acquisition.  The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the three and nine months ended March 31, 2017, this remeasurement resulted in a change to the liability recorded of $0.5 million and $1.3 million, respectively.

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

We derived 93.8 percent and 93.6 percent of our revenue during the nine months ended March 31, 2017 and March 31, 2016, respectively, from contracts with U.S. government agencies.  These were derived through both prime and subcontractor relationships.  We also provide services to state and local governments, commercial customers, and through our international operations, to non-U.S. government agencies.  We provide our services and solutions to our customers in the following market areas:

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

We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration.  Since March 2013, the federal government has been operating under sequestration required by the BCA.  Under sequestration, constraints on discretionary expenditures have taken place each of the government’s fiscal years since 2013 and, unless the BCA is amended or repealed, will continue through the government’s Fiscal Year 2025.  At the end of October 2015, the Bipartisan Budget Act of 2015 (BBA) was passed and signed into law, raising the discretionary spending caps under the BCA by $50 billion and $30 billion in the government’s Fiscal Years 2016 and 2017, respectively.  Prior to the end of the government’s Fiscal Year 2016, no appropriations legislation for the government’s Fiscal Year 2017 was enacted. As a result, from October 1, 2016, the U.S. Government operated under a series of continuing resolutions (CRs), the last of which expires at midnight, May 5, 2017.  Prior to the expiration of the last CR, Congress passed omnibus appropriations legislation that funded the government through September 2017 and the President was expected to sign it into law.  We expect the impact of the above legislation and actions Congress will take on contracts and task orders we hold, and may receive, to continue throughout our Fiscal Year 2017.

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,				Change
(dollars in thousands)	2017		2016		$	%
Department of Defense	$700,212	64.4%	$637,395	65.2%	$62,817	9.9%
Federal civilian agencies	320,269	29.5	279,526	28.6	40,743	14.6
Commercial and other	65,937	6.1	60,353	6.2	5,584	9.3
Total	$1,086,418	100.0%	$977,274	100.0%	$109,144	11.2%

For the three months ended March 31, 2017, total revenue increased by 11.2 percent, or $109.1 million, compared to the same period a year ago.  This growth in revenue resulted primarily from the NSS acquisition completed February 1, 2016 and other recent acquisitions.  Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue.  Excluding acquired revenue of $88.0 million, organic revenue increased by 1.8 percent.

DoD revenue increased 9.9 percent, or $62.8 million, for the three months ended March 31, 2017, as compared to the same period a year ago.  This growth was primarily from the NSS acquisition.  Excluding acquired revenue of $55.1 million, DoD revenue increased by 1.2 percent.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 14.6 percent, or $40.7 million, for the three months ended March 31, 2017, as compared to the same period a year ago.  This increase was primarily attributable to the NSS acquisition for information technology support services.  Excluding the acquired revenue of $30.1 million, federal civilian agency revenue increased by 3.8 percent.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 9.3 percent, or $5.6 million for the three months ended March 31, 2017, as compared to the same period a year ago, primarily from our international and domestic technology services and cyber security products.  This increase was attributable to increased product orders and managed services revenue from NSS and other acquisitions.  Commercial and other revenue is derived from both international and domestic operations.  Of the total commercial and other revenue, international operations accounted for 53.0 percent, or $35.0 million for the three months ended March 31, 2017 as compared to 60.6 percent, or $36.6 million over the same period a year ago due to decline of managed services business from acquisitions.  Domestic operations accounted for 47.0 percent, or $30.9 million as compared to 39.4 percent, or $23.8 million over the same period a year ago due to increased technology and security product sales from the NSS acquisition.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the three months ended March 31, 2017 and 2016, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	March 31,		March 31,		Change
(dollars in thousands)	2017	2016	2017	2016	$	%
Revenue	$1,086,418	$977,274	100.0%	100.0%	$109,144	11.2%
Costs of revenue
Direct costs	732,224	647,489	67.4	66.3	84,735	13.1
Indirect costs and selling expenses	269,237	249,477	24.8	25.5	19,760	7.9
Depreciation and amortization	17,703	16,632	1.6	1.7	1,071	6.4
Total costs of revenue	1,019,164	913,598	93.8	93.5	105,566	11.6
Income from operations	67,254	63,676	6.2	6.5	3,578	5.6
Interest expense and other, net	12,107	11,115	1.1	1.1	992	8.9
Income before income taxes	55,147	52,561	5.1	5.4	2,586	4.9
Income taxes	14,790	18,445	1.4	1.9	(3,655)	(19.8)
Net income	$40,357	$34,116	3.7%	3.5%	$6,241	18.3%

Income from operations for the three months ended March 31, 2017 was $67.3 million. This was an increase of $3.6 million, or 5.6 percent, from income from operations of $63.7 million for the three months ended March 31, 2016.  Our operating margin of 6.2 percent for the period ended March 31, 2017 decreased from 6.5 percent during the period ended March 31, 2016.  This decrease in operating margin was due to expenses related to facility reductions, long-term incentive compensation and the absence of acquisition related expenses which occurred in the third quarter ended March 31, 2016 offset by the contribution of the NSS acquisition.  Net income for the three months ended March 31, 2017 increased as a result of the NSS acquisition and due to research and development tax credits.

As a percentage of revenue, direct costs were 67.4 percent and 66.3 percent for the three months ended March 31, 2017 and 2016, respectively. Direct costs include direct labor and other direct costs (ODCs), which include, among other costs, subcontracted labor and material purchases.  ODCs are common in our industry and may vary from period to period.  Direct labor was $333.6 million and $322.6 million for the three months ended March 31, 2017 and 2016, respectively.  The increase in direct labor was primarily driven by the acquisition of NSS.  ODCs were $398.7 million and $324.9 million during the three months ended March 31, 2017 and 2016, respectively.  The increase in ODCs was primarily driven by the acquisition of NSS which has a greater percentage of subcontract work.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor, and other discretionary expenses.  Indirect costs and selling expenses increased $19.8 million or 7.9 percent comparing the three months ended March 31, 2017 to the three months ended March 31, 2016.  This increase in indirect costs and selling expenses was primarily due to the NSS acquisition, facility lease termination costs and the costs of long-term incentive compensation offset by the absence of acquisition related costs which occurred in the third quarter ended March 31, 2016.

Depreciation and amortization expense increased $1.1 million or 6.4 percent for the three months ended March 31, 2017 as compared to the same period a year ago.  This increase was the result of additional intangible amortization and depreciation expense related to the NSS acquisition, partially offset by the run-off of amortization expense related to prior acquisitions.

Interest expense and other, net increased $1.0 million or 8.9 percent during the three months ended March 31, 2017 as compared to the same period a year ago.  The increase primarily relates to interest on $550 million of additional indebtedness incurred to fund the acquisition of NSS.

The effective tax rate was 26.8 percent and 35.1 percent during the three months ended March 31, 2017 and 2016, respectively. The effective tax rate during the three months ended March 31, 2017 was positively impacted by non-taxable COLI gains and research and development tax credits for the years ending June 30, 2016 and June 30, 2017 both of which were recognized in FY17.  If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in the fourth quarter of the year ending June 30, 2017.  The effective tax rate during the three months ended March 31, 2016 was positively impacted by non-taxable COLI gains, a tax benefit realized for prior year state credits and the reinstatement of the work opportunity tax credit benefit.

Results of Operations for the Nine Months Ended March 31, 2017 and 2016

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the nine months ended March 31, 2017 and 2016, respectively:

	Nine Months Ended March 31,				Change
(dollars in thousands)	2017		2016		$	%
Department of Defense	$2,077,088	64.5%	$1,724,631	65.6%	$352,457	20.4%
Federal civilian agencies	942,115	29.3	737,721	28.1	204,394	27.7
Commercial and other	198,025	6.2	167,801	6.3	30,224	18.0
Total	$3,217,228	100.0%	$2,630,153	100.0%	$587,075	22.3%

For the nine months ended March 31, 2017, total revenue increased by 22.3 percent, or $587.1 million, over the same period a year ago.  This growth in revenue resulted primarily from the NSS acquisition completed February 1, 2016 and other recent acquisitions.  Excluding acquired revenue, organic revenue decreased by 1.2 percent primarily due to reduced customer requirements in the first nine months of FY17.

DoD revenue increased 20.4 percent, or $352.5 million, for the nine months ended March 31, 2017, as compared to the same period a year ago.  This growth was primarily from the NSS acquisition.  Excluding acquired revenue of $391.1 million, DoD revenue decreased by 2.2 percent primarily due to reduced customer requirements.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 27.7 percent, or $204.4 million, for the nine months ended March 31, 2017, as compared to the same period a year ago.  This increase was primarily attributable to the NSS acquisition for information technology support services.  Excluding acquired revenue of $190.1 million, federal civilian agency revenue increased by 1.9 percent, or $14.3 million.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 18.0 percent, or $30.2 million primarily from our international and domestic technology services and cyber security products.  This increase was primarily attributable to increased product orders and managed services revenue from acquisitions.  Excluding the acquired revenue of $36.8 million, commercial and other revenue decreased 3.9 percent, or $6.6 million.  Commercial and other revenue is derived from both international and domestic operations.  Of the total commercial and other revenue, international operations accounted for 51.9 percent, or $102.9 million for the nine months ended March 31, 2017 as compared to 65.7 percent, or $110.2 million over the same period a year ago.  Domestic operations accounted for 48.1 percent, or $95.1 million as compared to 34.3 percent, or $57.6 million over the same period a year ago due to increased growth from acquisitions.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the nine months ended March 31, 2017 and 2016, respectively.

	Dollar Amount		Percentage of Revenue
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,		Change
(dollars in thousands)	2017	2016	2017	2016	$	%
Revenue	$3,217,228	$2,630,153	100.0%	100.0%	$587,075	22.3%
Costs of revenue
Direct costs	2,165,766	1,732,053	67.3	65.8	433,713	25.0
Indirect costs and selling expenses	780,397	668,321	24.2	25.4	112,076	16.8
Depreciation and amortization	53,898	46,113	1.7	1.8	7,785	16.9
Total costs of revenue	3,000,061	2,446,487	93.2	93.0	553,574	22.6
Income from operations	217,167	183,666	6.8	7.0	33,501	18.2
Interest expense and other, net	36,921	28,477	1.2	1.1	8,444	29.7
Income before income taxes	180,246	155,189	5.6	5.9	25,057	16.1
Income taxes	60,806	55,989	1.9	2.2	4,817	8.6
Net income	$119,440	$99,200	3.7%	3.7%	$20,240	20.4%

Income from operations for the nine months ended March 31, 2017 was $217.2 million. This was an increase of $33.5 million, or 18.2 percent, from income from operations of $183.7 million for the nine months ended March 31, 2016. Our operating margin of 6.8 percent for the period ended March 31, 2017 decreased from 7.0 percent during the period ended March 31, 2016. This decrease was due to facility reduction costs and long-term incentive compensation offset by the absence of acquisition related expenses that occurred during the nine months ended March 31, 2016.  Net income increased for the nine months ended March 31, 2017 from the NSS acquisition and research and development credits.

As a percentage of revenue, direct costs were 67.3 percent and 65.8 percent for the nine months ended March 31, 2017 and 2016, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontracted labor and material purchases.  ODCs are common in our industry and may vary from period to period.  Direct labor was $993.0 million and $852.9 million for the nine months ended March 31, 2017 and 2016, respectively.  The increase in direct labor was primarily driven by the acquisition of NSS.  ODCs were $1,172.8 million and $879.1 million during the nine months ended March 31, 2017 and 2016, respectively.  The increase in ODCs was primarily driven by the acquisition of NSS which has a greater percentage of subcontract work partially offset by reduced customer requirements.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor, and other discretionary expenses.  Indirect costs and selling expenses increased $112.1 million or 16.8 percent comparing the nine months ended March 31, 2017 to the nine months ended March 31, 2016.  This increase in indirect costs and selling expenses was primarily due to the NSS acquisition, facility lease termination costs and long-term incentive compensation offset by the absence of acquisition related expenses that occurred during the nine months ended March 31, 2016.

Depreciation and amortization expense increased $7.8 million or 16.9 percent for the three months ended March 31, 2017 as compared to the same period a year ago.  This increase was the result of additional intangible amortization and depreciation expense related to the NSS acquisition, partially offset by the run-off of amortization expense related to prior acquisitions.

Interest expense and other, net increased $8.4 million or 29.7 percent during the nine months ended March 31, 2017 as compared to the same period a year ago.  The increase primarily relates to interest on $550 million of additional indebtedness incurred to fund the acquisition of NSS.

The effective tax rate was 33.7 percent and 36.1 percent during the nine months ended March 31, 2017 and 2016, respectively. The effective tax rate during the nine months ended March 31, 2017 was positively impacted by non-taxable COLI gains and research and development tax credits for the years ending June 30, 2016 and June 30, 2017 both of which were recognized in FY17.  If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in the fourth quarter of the fiscal year ending June 30, 2017.  The tax rate for the nine-month period ended March 31, 2016 was negatively impacted by non-taxable COLI losses, but was positively impacted by a tax benefit realized for prior year state credits and the reinstatement of the work opportunity tax credit benefit.

Liquidity and Capital Resources

As of March 31, 2017, the aggregate amount of committed financing under our Credit Facility was $1,981.3 million, which included an $850.0 million revolving credit facility, and a $1,131.3 million term loan.  The Credit Facility matures on June 1, 2020.

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of March 31, 2017, we had $302.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $13.5 million through June 30, 2018 and $27.0 million thereafter until the balance is due in full on June 1, 2020.  As of March 31, 2017, $992.4 million was outstanding under the Term Loan.

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

Cash and cash equivalents were $54.4 million and $49.1 million as of March 31, 2017 and June 30, 2016, respectively. Our operating cash flow was $216.5 million for the nine months ended March 31, 2017 compared to $189.4 million for the same period a year ago. Days-sales outstanding (DSO) was 58 days at March 31, 2017 compared to 64 days at March 31, 2016 due to stronger cash collections.

Cash flows used from investing was $20.8 million and $600.9 million during the nine months ended March 31, 2017 and March 31, 2016, respectively.  During the nine months ended March 31, 2016 we paid $587.8 million for business acquisitions compared to $5.8 million for the period ended March 31, 2017.  For the nine months ended March 31, 2017 we received a net working capital refund from our NSS acquisition of $13.6 million.  We also received $4.7 million return of capital relating to our joint ventures.  We had no similar proceeds for the nine months ended March 31, 2016.  Purchases of office and computer related equipment were $34.9 million and $13.2 million as of March 31, 2017 and 2016, respectively.  This increase in purchases was primarily related to the renovation of our leased facility in Chantilly, Virginia, which will continue throughout FY17.

Cash flows used in financing activities were $189.1 while cash flows provided by financing activities were $412.6 million during the nine months ended March 31, 2017 and March 31, 2016, respectively.  During the nine months ended March 31, 2017 we had net payments under our credit facility of $178.5 compared to net borrowings of $419.7 million for the same period a year ago.  The change was primarily related to proceeds received to finance the NSS acquisition in FY16.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, motor vehicles in the U.K., and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2016. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of March 31, 2017, we had an outstanding letter of credit of $0.4 million. We have no other material off-balance sheet financing arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $900 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the nine months ended March 31, 2017 would have fluctuated by approximately $4.5 million.

Approximately 3.2 percent and 4.2 percent of our total revenue in nine months ended March 31, 2017 and 2016, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2017, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $28.4 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Item 4.  Controls and Procedures

As of the end of the three-month period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at March 31, 2017.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2017	9,073	$123.83	1,103,885	146,115
February 2017	—	—	—	—
March 2017	—	—	—	—
Total	9,073	$123.83	1,103,885	146,115

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	By-laws of CACI International Inc, as amended and restated effective March 16, 2017		8-K	March 21, 2017	3.1

31.1	Section 302 Certification Kenneth Asbury	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Kenneth Asbury	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101

The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. *

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: May 5, 2017	By:	/s/ Kenneth Asbury
Kenneth Asbury
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 5, 2017	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 5, 2017	By:	/s/ Gregory W. Buckis, Sr.
Gregory W. Buckis, Sr.
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)