Form 10-K
period 2017-06-30
CACI INTERNATIONAL INC /DE/
filed 2017-08-21
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

The aggregate market value of common shares held by non-affiliates of the registrant on December 31, 2016 was $2,983,255,314, based upon the closing price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of August 15, 2017, the registrant had 24,461,695 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s proxy statement for its 2017 annual meeting of stockholders. With the exception of the sections of the 2017 Proxy Statement specifically incorporated herein by reference, the 2017 Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document and in press releases, written statements or other documents filed with the United States (U.S.) Securities and Exchange Commission (SEC), or in the Company’s communications and discussions through webcasts, telephone calls and conference calls, may not address historical facts and, therefore, could be interpreted to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of financial performance; statements of plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “expect,” “should,” “intend,” “plan,” “will,” “estimates,” “projects,” “strategy” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties that include but are not limited to the factors set forth under Item 1A, Risk Factors in this Annual Report on Form 10-K.

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

CACI International Inc

FORM 10-K

PART I

Item 1. Business

Background

CACI International Inc was founded in 1962 as a simulation technology company and has grown into an international information solutions and services provider, providing comprehensive, practical information solutions and services to our customers that build on our expertise in technology across 12 markets.  CACI recently added a 12th market called Space Operations and Resilience reflecting the growing importance of this domain to National Security and the growing mission support in our portfolio fortified and expanded by the Consolidated Air Force Satellite Control Network Modifications, Maintenance and Operations contract win.

CACI International Inc was organized in Delaware on October 8, 1985 and is a holding company whose operations are conducted through subsidiaries, which are located in the U.S. and Europe.

With revenue for the year ended June 30, 2017 (FY2017) of $4.4 billion, we serve customers in the U.S. federal government and commercial markets, primarily throughout North America and internationally on behalf of U.S. customers, as well as in the United Kingdom (U.K.) and the Netherlands. As a result of our diverse capabilities and customer mission understanding, many of our customer relationships have existed for over 20 years.

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

Unless the context indicates otherwise, the terms “we”, “our”, “the Company” and “CACI” as used in Parts I, II and III include CACI International Inc and its subsidiaries and ventures that are majority-owned or otherwise controlled by it. The term “the registrant” as used in Parts I, II and III refers to CACI International Inc only.

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

Overview

At June 30, 2017, we had approximately 18,600 employees.

Domestic Operations

Our domestic operations account for 100 percent of our U.S. government revenue and 48.5 percent of our commercial and other revenue. Some of the contracts performed by our domestic operations involve assignment of employees to international locations in support of our federal government customers.  We provide our services and solutions to our domestic customers in the following market areas:

●

Business Systems – CACI’s business systems solutions enable efficiency, innovation, and compliance by applying focused federal domain expertise, combined with best-fit technology solutions, all integrated, implemented, and operated to improve the organizational performance of our customers. Our solutions in financial management, human capital management, asset and materials management, and administrative management help customers improve their efficiency. CACI is a full-service federal systems integrator, implementing the foundational system solutions for both mission and business support, and providing the consulting assistance and business intelligence/analytics that convert data into actionable information to support smart decisions for over 100 federal military, intelligence, and federal civilian organizations.

●

Command and Control (C2) – CACI develops, integrates, sustains, and operates agile and flexible C2 solutions, consisting of hardware, software, and interfaces that enhance our customers’ situational awareness, planning, execution, and assessment. CACI’s solutions enable network-centric operations to generate decision advantage in the most demanding environments.

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

●

Cyber Security – CACI cyber security solutions combine years of cyber and electronic warfare experience with cutting-edge signals intelligence and radio frequency (RF) expertise. We help protect vulnerable platforms – including airplanes, cell phones, weapons systems, and unmanned aerial vehicles – from cyber attacks, and provide comprehensive cyber support to a number of federal customers and the Intelligence Community (IC). We also have a world-class cyber team that provides tailored support to the IC and Department of Defense (DoD). CACI’s full spectrum cyber security capabilities span platform defense and exploitation, advanced network operations, and cyber engineering of resilient systems. Our rapid research and development, prototyping, and integration capabilities enable us to combat shifting and emerging threats.

●

Enterprise Information Technology (IT) – CACI’s Enterprise IT market connects IT with our customers’ missions. Our experts secure operational IT environments in the defense, intelligence, homeland security, and civilian communities. We provide tailored, end-to-end, enterprise-wide information solutions and services for the design, development, integration, deployment, operations and management, sustainment, and security of our customers’ IT solutions. Our solutions include cloud-powered solutions; performance-based service management; development operations and mobility; defensive cyber; end-user services; and infrastructure services. We support customers in the adoption of virtualized cloud services and mobile solutions that are revolutionizing the efficiency, reliability, and cost-effectiveness of IT services. We provide managed services and workforce augmentation that enhance efficiency, improve mission uptime, and reduce costs. Our operational, analytic, consulting, and transformational services use industry leading-edge practices, standards, and innovations to enable and optimize the full lifecycle of the enterprise IT environment.

●

Health – CACI supports federal civilian and military health missions to improve healthcare delivery systems, integrate electronic health records, improve health outcomes for communities, and enhance the speed and efficiency of emergency responsiveness. To improve cost efficiencies in healthcare, we use data analytics to better predict clinical, financial, and operational needs to reduce financial waste and fraud. We solve challenges in bio-surveillance, outbreak detection, disease prevention systems, health systems security, medical supply logistics and rapid disaster/emergency response. We provide capabilities that address evolving healthcare regulations and establish more efficient and interoperable healthcare delivery systems through program management, strategic planning, software engineering, operation and maintenance, and IT facility support.

●

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

●

Intelligence Systems and Support – CACI designs, develops, integrates, deploys, and rapidly prototypes hardware- and software-enabled tools and applications which in support of data collection, processing and analysis for our IC and DoD customers. An industry leader in signals intelligence (SIGINT) collection, processing, and dissemination systems, we deliver end-to-end SIGINT capabilities, including virtualized signal processing. We also provide significant support to the federal government in foreign instrumentation signals intelligence. We employ multi-intelligence fusion analysis of vast data from multiple intelligence sources, displayed using robust visualization techniques, to support a wide range of intelligence products and services for our customers to deliver actionable information in near real-time. We design and develop software-defined radio systems capable of hosting a range of SIGINT capabilities. We also deliver quick reaction capabilities for integrating SIGINT and RF systems into platforms to meet the rising tempo of missions.

●

Investigation and Litigation Support – CACI assists the U.S. government in investigating and litigating cases. We continually monitor and develop new document and data capture methodologies that increase efficiency and lower costs for our customers in high-stakes situations such as trials, investigations, hearings, and regulatory and enforcement activities. We are a proven provider with decades of experience delivering start-to-finish investigation and litigation support, leveraging technology to help customers manage documents and acquire and present evidence from pre-filing investigation through complaint, discovery, and trial; then post-trial and appeals. With our American Society of Crime Laboratory Directors/Laboratory Accreditation Board (ASCLD/LAB) International-accredited computer and audio/video forensics lab, we analyze digital evidence to support criminal and civil investigations, litigations, and security inquiries. We offer scalable cloud hosting solutions that are stable, secure, and fast, with access to industry-leading e-Discovery tools. As the premier contractor for delivering background investigations to the U.S. federal government, our fully trained and cleared investigators provide cost-efficient, high-quality personnel security investigations.

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

●

Space Operations and Resiliency – CACI provides world-wide operations and resiliency support in support of the United States critical Space Ground and Launch Range Systems.  Our advanced analytic techniques provide our customers enhanced mission planning and analytics systems in support of critical mission execution functions.

●

Surveillance and Reconnaissance – CACI integrates surveillance and reconnaissance technologies into platforms that support identification of potential targets and enhance troop safety. We develop and integrate state-of-the-art surveillance and reconnaissance sensors into air and ground systems, leveraging our mission-customized software and electronics. We provide integration, development, quick-reaction solutions and technical support services in support of military, intelligence, and homeland security missions throughout the U.S. and around the world.

International Operations

Our international operations are conducted primarily through our operating subsidiaries in Europe, CACI Limited and CACI BV, and account for substantially all revenue generated from international customers and 51.5 percent of our commercial and other revenue.  Headquartered in London, our international operations provide a diverse mix of IT services and proprietary data and software products, serving commercial and government customers throughout the U.K., continental Europe and around the world.  The organization operates in three addressable markets:  marketing solutions, social services and network services.

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

At any one time, we may have over 1,500 separate active contracts and/or task orders. In FY2017, the top ten revenue-producing contracts, many of which consist of many task orders, accounted for 29.3 percent of our revenue, or $1.3 billion.

In FY2017, 93.9 percent of our revenue came from U.S. government prime contracts or subcontracts consisting of 65.0 percent from DoD contracts and 28.9 percent from U.S. government civilian agency customers.

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

Since the beginning of sequestration in March 2013, there have been three laws enacted that have extended the automatic direct spending reductions beyond the government’s FY2021.  As a result of the agreement to end a shutdown of the U.S. Government in October 2013, the Bipartisan Budget Act of 2013 (BBA 2013), signed into law in December 2013, revised the amount of discretionary spending to be sequestered for the government’s FY2014 and FY2015, and included an extension of the sequestration process applied by the BCA to non-exempt mandatory spending for the government’s FY2022 and FY2023.  In February 2014, as part of an act to exempt from the BCA the retirement pay of members and former members of the Armed Forces under the age of 62 before the start of 2014, the sequestration process was extended for non-exempt mandatory spending to the government’s FY2024.  At the end of October 2015, the Bipartisan Budget Act of 2015 (BBA 2015) was signed into law, increasing the defense and non-defense discretionary spending caps as enacted by the BCA by $25 billion each in the government’s FY2016 and $15 billion each in the government’s FY2017.  This law further extended automatic direct spending reductions to non-exempt mandatory spending for the government’s FY2024 and FY2025. If there are no changes to at least the discretionary spending levels set by the BCA for the government’s FY2018, full sequestration of defense and non-defense spending will return on October 1, 2017.

In light of the BCA, the provisions of the BBA 2015, and deficit reduction pressures, discretionary and non-exempt mandatory spending by the federal government continues to be constrained and is expected to be so at least through the government’s FY2025.  Even with the reduced amount of sequestration for the government’s Fiscal Year 2017, we experienced the impact of sequestration on contracts and task orders we hold and delays in the awarding of contracts on which we have bid.  We expect this trend to continue into the government’s Fiscal Year 2018, beginning on October 1, 2017.

The sequester mechanism, if left unmodified beyond the government’s Fiscal Year 2017, along with other pressures on government spending, can negatively impact our business and could have further negative impacts on us in the future.  We may experience disruption of existing programs, delays in contract awards, and other actions, including partial or complete contract terminations.

During our FY2017, we continued to take steps to make sure our cost structure is in line with our expectations of future business opportunities, given the challenging environment for companies in our industry.  We believe we are well positioned to win new business in the market areas we focus on, where the government is expected to continue to spend while constrained by sequestration.

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

Backlog

Our total backlog as of June 30, 2017, which consists primarily of contracts with the U.S. government was $11.2 billion of which $1.9 billion was for funded orders.  We presently anticipate, based on current revenue projections, that the majority of the funded backlog as of June 30, 2017 will result in revenue during the fiscal year ending June 30, 2018.

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

Revenue by Contract Type

The following information is provided on the amounts of our revenue attributable to cost reimbursable, firm fixed-price (including proprietary software product sales) and time-and-materials contracts during each of the last three fiscal years:

	Years ended June 30,
	2017		2016		2015
	(dollars in thousands)
Cost reimbursable	$2,128,063	48.9%	$1,817,923	48.5%	$1,534,864	46.3%
Firm fixed-price	1,407,409	32.3	1,245,269	33.3	1,179,139	35.6
Time and materials	819,145	18.8	680,861	18.2	599,449	18.1
Total	$4,354,617	100.0%	$3,744,053	100.0%	$3,313,452	100.0%

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

The federal government is our primary customer, with revenue from federal government contracts, either as a prime contractor or a subcontractor, accounting for 93.9 percent of our total revenue in FY2017 and 93.5 percent of our total revenue in FY2016. Specifically, we generated 65.0 percent of our total revenue in FY2017 and 65.1 percent of our total revenue in FY2016 from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government or any significant agency in the intelligence community or the DoD, if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

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

Subsequent to the enactment of the BCA in 2011, the Congress and the Administration were unable to reach agreement on budget reduction measures required by the legislation.  The BCA required total projected defense spending to decline by $487 billion from the government’s fiscal year 2012 through 2021.  It also included a sequester mechanism that imposed additional defense cuts of $500 billion over nine years starting in the government’s fiscal year 2013 if the Congress did not identify a means to reduce the U.S. deficit by $1.2 trillion.  The effects of sequestration on spending discretionary and non-exempt mandatory have been mitigated by three pieces of legislation:  BBA 2013, signed into law in late December of 2013, revising the amount of discretionary spending to be reduced for the government’s fiscal years 2014 and 2015, as originally allowed under the BCA; as part of an act to exempt from the BCA the retirement pay of members and former members of the Armed Forces under the age of 62 before the start of 2014; and by the Bipartisan Budget Act of 2015 (BBA 2015), signed into law at the end of October 2015, increasing the defense and non-defense FY2016 and FY2017 discretionary spending caps.  These laws extended the automatic direct spending reductions to the government’s FY2025.  If there are no changes to at least the discretionary spending levels set by the BCA for the government’s FY2018, full sequestration of defense and non-defense spending will return on October 1, 2017.

In light of the BCA and deficit reduction pressures, discretionary spending by the federal government continues to be constrained and is expected to be so at least through the government’s FY2021.  The sequester mechanism, if left unmodified beyond the government’s fiscal year 2017, along with other pressures on government spending, could negatively impact our business and could have further negative impacts on us in the future.  We may experience disruption of existing programs, delays in contract awards, and other actions, including partial or complete contract terminations.

In years when Congress does not complete its budget process before the end of its fiscal year (September 30), government operations are funded through a continuing resolution (CR) that temporarily funds federal agencies.  Recent CRs have generally provided funding at the levels provided in the previous fiscal year and have not authorized new spending initiatives. When the federal government operates under a CR, delays can occur in the procurement of products and services. Historically, such delays have not had a material effect on our business; however, should funding of the federal government continue to be provided through CRs during its fiscal year beginning on October 1, 2017 and extended through the entire government 2018 fiscal year, and sequestration continues as part of the implementation of the BCA, it could have significant consequences to our business and our industry.  If Congress cannot complete its budget process or does not pass a CR by the end of September, a shutdown of the federal government will result on October 1, 2017, as happened in October 2013.  Were a shutdown to occur, it could result in our incurring substantial labor or other costs without being reimbursed under our contracts or the delaying or cancelling of certain programs.  This could also have an adverse effect on our business and our industry.

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

We must observe laws and regulations relating to the formation, administration and performance of federal government contracts which affect how we do business with our customers and may impose added costs on our business. For example, the Federal Acquisition Regulation and the industrial security regulations of the DoD and related laws include provisions that:

●	allow our federal government customers to terminate or not renew our contracts if we come under foreign ownership, control or influence;
●	require us to divest work if an OCI related to such work cannot be mitigated to the government’s satisfaction;
●	require us to disclose and certify cost and pricing data in connection with contract negotiations; and
●	require us to prevent unauthorized access to classified information, covered defense information, and controlled unclassified information.

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

Although many of our federal government contracts include multi-year performance periods, Congress often appropriates funds for these contracts on an annual basis. As a result, a majority of our contracts are only partially funded at any point during their term and unfunded contract work is subject to future appropriations by Congress. As a result of a lack of appropriated funds or efforts to reduce federal government spending, the receipt of revenues included in our backlog may never occur or may be delayed. We calculate our unfunded backlog based on the aggregate contract revenue we have the potential to realize.  On unfunded contract work, including amounts based on the assumed exercise of options under such contracts. If our backlog is inaccurate and we fail to realize those amounts as revenue, our future operating results could be materially and adversely affected.

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

We perform a portion of our engagements on a variety of fixed-price contract vehicles. We derived 32.3 percent of our total revenue in FY2017 and 33.3 percent of our total revenue in FY2016 from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-materials basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.

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

At June 30, 2017, our backlog included cost reimbursable, time-and-materials and fixed-price contracts. Cost reimbursable and time-and-materials contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may vary materially and adversely depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Systems failures may disrupt our business and have an adverse effect on our results of operations.

Any systems failures, including network, software or hardware failures, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortages or terrorist attacks, could cause loss of data or interruptions or delays in our business or that of our customers. Like other global companies, we have experienced cyber security threats to our data and systems, our company sensitive information, and our information technology infrastructure, including malware and computer virus attacks, unauthorized access, systems failures and temporary disruptions.  Prior cyber attacks directed at us have not had a material adverse impact on our business or our financial results, and we believe that our continuing commitment toward threat detection and mitigation processes and procedures will reduce such impact in the future.  Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted. In addition, the failure or disruption of our mail, communications or utilities could cause us to interrupt or suspend our operations or otherwise harm our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our actual results could differ materially and adversely from those anticipated.

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

Our operations involve several risks and hazards, including potential dangers to our employees and to third parties that are inherent in aspects of our federal business (e.g., counterterrorism training services). If these risks and hazards are not adequately insured, it could adversely affect our operating results.

Our federal business includes the maintenance of global networks and the provision of special operations services (e.g., counterterrorism training) that require us to dispatch employees to various countries around the world. These countries may be experiencing political upheaval or unrest, and in some cases war or terrorism. It is possible that certain of our employees or executives will suffer injury or bodily harm, or be killed or kidnapped in the course of these deployments. We could also encounter unexpected costs for reasons beyond our control in connection with the repatriation of our employees or executives. Any of these types of accidents or other incidents could involve significant potential claims of employees, executives and/or third parties who are injured or killed or who may have wrongful death or similar claims against us.

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

We conduct the majority of our international operations in the United Kingdom and the Netherlands. Our international operations comprised 3.1 percent of our revenue in FY2017 and 4.0 percent of our revenue in FY2016. Our international operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound and the Euro, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

Approximately 68.0 percent of the revenue generated by our international operations are also subject to risks associated with operating a commercial as opposed to a government contracting business, including the effects of general economic conditions in Europe on the telecommunications, computer software and computer services sectors and the impact of more concentrated and intense competition for the reduced volume of work available in those sectors. We are marketing our services to customers in industries that are new to us and our efforts in that regard may be unsuccessful. Other factors that may adversely affect our international operations are difficulties relating to managing our business internationally, integrating recent acquisitions, multiple tax structures and adverse changes in foreign exchange rates. Any of these factors could cause our actual results to differ materially and adversely from those anticipated.

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

The Credit Facility consists of an $850.0 million revolving credit facility (the Revolving Facility) and a $1,131.3 million term loan facility (the Term Loan).  The Revolving Facility has subfacilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.  The Credit Facility was amended during the third quarter of FY2016 in connection with the Company’s acquisition of NSS (see Note 4).  CACI financed the transaction by borrowing $250.0 million under its existing Revolving Facility and by entering into an eighth amendment and first incremental facility amendment to its Credit Facility to allow for the incurrence of $300.0 million in additional Term Loans.  At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $400.0 million or an amount subject to 2.75 times senior secured leverage, calculated assuming the revolving Facility is fully drawn, with applicable lender approvals.  At June 30, 2017, $265.0 million was outstanding under the revolving credit facility and $978.9 million was outstanding under the term loan.  In addition, the terms of the Credit Facility allow us to incur additional indebtedness from other sources so long as we satisfy the covenants in the agreement governing the Credit Facility.  If new debt is added to our current debt levels, the risks related to our ability to service that debt could increase.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of June 30, 2017, we leased office space at 118 U.S. locations containing an aggregate of approximately 2.8 million square feet located in 22 states and the District of Columbia. In three countries outside the U.S., we leased office space at 13 locations containing an aggregate of approximately 68,000 square feet. Our leases expire primarily within the next five years, with the exception of 12 leases in the Washington, DC metropolitan area and four leases outside of the metro area, which will expire within the next five to 13 years. We anticipate that most of these leases will be renewed or replaced by other leases. All of our offices are in reasonably modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

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

On July 23, 2015, Plaintiffs filed a Notice of Appeal of the district court’s June 2015 decision.  On October 21, 2016, the Court of Appeals vacated and remanded the District Court’s judgment with instructions for the District Court to make further determinations regarding the political question doctrine.  The District Court conducted an initial status conference on December 16, 2016.  On June 9, 2017, the District Court dismissed Plaintiff Rashid without prejudice from the action based upon his inability to participate.  On July 19, 2017, CACI Premier Technology, Inc. filed a motion to dismiss the action on numerous legal grounds.  A hearing on that motion is expected in September 2017.

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

The ranges of high and low sales prices of our common stock quoted on the New York Stock Exchange for each quarter during the fiscal years ended June 30, 2017 and 2016 were as follows:

	2017		2016
Quarter	High	Low	High	Low
1st	$103.21	$87.67	$85.92	$73.38
2nd	$133.70	$96.05	$104.09	$72.19
3rd	$135.35	$117.25	$108.41	$78.08
4th	$132.45	$112.10	$111.13	$87.31

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

As of August 15, 2017, the number of stockholders of record of our common stock was approximately 240.  The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2017	8,810	$115.77	1,112,695	137,305
May 2017	—	—	—	—
June 2017	—	—	—	—
Total	8,810	$115.77	1,112,695

The following graph compares the cumulative 5-year total return to shareholders on CACI International Inc's common stock relative to the cumulative total returns of the Russell 1000 index and the Dow Jones U.S. Computer Services Total Stock Market index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2012 and tracks it through June 30, 2017.

Comparison of Five Year Cumulative Total Returns

Performance Graph for

CACI International Inc

$100 invested on 6/30/12 in stock or index—including reinvestment of dividends.  Fiscal year ending June 30.

	June 30,
	2012	2013	2014	2015	2016	2017
CACI International Inc	$100.00	$115.39	$127.61	$147.02	$164.32	$227.28
Russell 1000	$100.00	$121.24	$151.98	$163.17	$167.96	$198.25
Dow Jones U.S. Computer Services Total Stock Market	$100.00	$100.57	$105.57	$107.10	$106.49	$121.35

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements for each of the fiscal years in the five year period ended June 30, 2017. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the Notes thereto, included in Part II in this Annual Report on Form 10-K.

Income Statement Data

	Years ended June 30,
	2017	2016	2015	2014	2013
	(amounts in thousands, except per share data)
Revenue	$4,354,617	$3,744,053	$3,313,452	$3,564,562	$3,681,990
Costs of revenue	4,057,356	3,479,303	3,077,071	3,307,159	3,411,149
Net income attributable to CACI	163,671	142,799	126,195	135,316	151,689
Earnings per common share and common share equivalent:
Basic:
Weighted-average shares outstanding	24,401	24,262	23,948	23,429	23,010
Earnings per share	$6.71	$5.89	$5.27	$5.78	$6.59
Diluted:
Weighted-average shares and equivalent shares outstanding	25,069	24,802	24,388	25,155	23,885
Earnings per share	$6.53	$5.76	$5.17	$5.38	$6.35

Balance Sheet Data

	As of June 30,
	2017	2016	2015	2014	2013
	(amounts in thousands)
Total assets	$3,911,082	$3,987,341	$3,242,030	$3,330,257	$2,476,587
Long-term obligations	1,317,297	1,566,394	1,161,840	1,373,351	425,589
Working capital	353,158	356,662	266,429	290,568	(37,666)
Shareholders’ equity	1,793,721	1,607,313	1,480,272	1,359,166	1,207,572

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

Overview

We are a leading provider of information solutions and services to the U.S. government. We derived 93.9 percent of our revenue during the year ended June 30, 2017 from contracts with U.S. government agencies, including 65.0 percent from DoD customers and 28.9 percent from U.S. federal civilian agency customers including the Department of Homeland Security. We also provide services commercial customers and agencies of foreign governments.

Budgetary pressures and sequestration have created a challenging environment for us and other companies in our industry.  For further information on the trends currently impacting us, please see Item 1, Business – Industry Trends.

For the year ended June 30, 2017, 92.9 percent of our revenue was from contracts where we were the lead, or “prime,” contractor. Our contract base has approximately 662 active contracts and 1,778 active task orders.  We have a diverse mix of contract types, with 48.9 percent, 32.3 percent, and 18.8 percent of our revenue for the year ended June 30, 2017, derived from cost-reimbursable, fixed-price and time-and-materials contracts, respectively.

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

The Company generates almost all of its revenue from three different contract types: cost-plus-fee, time-and-materials, and fixed price.

Revenue on cost-plus-fixed fee contracts is recognized in an amount equal to allowable costs incurred plus the proportionate amount of the applicable fee earned.  For cost-plus-fee contracts with either award or incentive fee amounts, which are accounted for within the scope of ASC 605-10-S99, the Company recognizes revenue in an amount equal to the allowable costs incurred plus the variable portion of the fee upon customer notification of the fee amount earned.

Revenue on time-and-materials contracts is recognized in an amount equal to direct labor hours expended multiplied by the contractual billable rate per hour plus the costs of material and other direct costs incurred on behalf of the customer.

Revenue on fixed price contracts within the scope of ASC 605-35 is recognized using the percentage-of-completion (POC) method.  For these arrangements, substantially all revenue is recognized using a cost-to-cost input method based on the ratio of contractual costs incurred to date in proportion to total estimated costs at completion.  When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

For fixed price service and maintenance type contracts within the scope of ASC 605-10-S99, revenue is generally recognized over the period in which services are performed.  The Company uses straight-line revenue recognition when value is being transferred evenly throughout the performance period or when there is not a clearly defined pattern of service.  An efforts-expended method, primarily using labor hours, may be used in a proportional performance calculation when it more closely approximates the transfer of value to the customer.  Revenue on fixed unit price contracts is recognized in an amount equal to units delivered multiplied by the specified price per unit.  Revenue on manufactured products is recognized upon passage of title to the customer.  Revenue on fixed price/level of effort contracts is similar to time-and-materials arrangements and is recognized based upon the direct labor hours expended multiplied by the contractual billable rate per hour plus the costs of material and other direct costs incurred on behalf of the customer.

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

The Company’s U.S. government contracts comprise 93.9 and 93.5 percent of total revenue in the year ended June 30, 2017 and 2016, respectively and are subject to subsequent government audit of direct and indirect costs. Incurred cost audits have been completed through June 30, 2009. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet started or completed.

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

We evaluate goodwill as of the first day of the fourth quarter.  In addition, we will perform interim impairment testing should circumstances requiring it arise.  We completed our annual goodwill assessment as of April 1, 2017 and no impairment charge was necessary as a result of this assessment.  We have concluded that none of our reporting units are at risk of a goodwill impairment in the near term as their fair values are considerably greater than their carrying values.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-01, Clarifying the Definition of a Business, which revises the definition of a business and provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended (ASC 606) (the standard), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. On July 9, 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017, using either a full retrospective approach or a modified approach.

The Company plans to adopt the standard on July 1, 2018 and apply it on a modified retrospective basis, whereby the cumulative effect of applying the standard will be recognized through shareholders’ equity on the date of adoption.  We are in the process of identifying the changes to accounting policies, business processes, systems, disclosures, and controls to support the adoption of the new standard.

We expect the standard will impact the pattern of revenue recognition for some of our contracts with customers.  For our award and incentive fee contracts, we will recognize a constrained amount of variable consideration over time as the performance obligation is satisfied rather than defer recognition of the relevant portion of fee until customer notification of the amount earned.  Some of our fixed price contracts in which revenue is recognized on a straight-line basis over the performance period will be converted to recognition of revenue over time by measuring the progress toward complete satisfaction of the performance obligation using input methods, including cost and labor hours.  We do not anticipate a material impact to our cost-plus-fixed fee, fixed price/level-of-effort, time-and-materials, or fixed price contracts that currently use percentage-of-completion accounting.

The cumulative catch-up adjustment that will be recorded through shareholders’ equity on July 1, 2018 is still being quantified.  We will continue evaluating the impact of the standard on our contract portfolio through the date of adoption.

Results of Operations

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

Consolidated Statements of Operations

Years ended June 30,

							Year to Year Change
	2017	2016	2015	2017	2016	2015	2016 to 2017		2015 to 2016
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(dollar amounts in thousands)
Revenue	$4,354,617	$3,744,053	$3,313,452	100.0%	100.0%	100.0%	$610,564	16.3%	$430,601	13.0%
Costs of revenue
Direct costs	2,934,804	2,487,633	2,193,585	67.4	66.4	66.2	447,171	18.0	294,048	13.4
Indirect costs and selling expenses	1,050,792	926,918	817,403	24.1	24.8	24.7	123,874	13.4	109,515	13.4
Depreciation and amortization	71,760	64,752	66,083	1.7	1.7	2.0	7,008	10.8	(1,331)	(2.0)
Total costs of revenue	4,057,356	3,479,303	3,077,071	93.2	92.9	92.9	578,053	16.6	402,232	13.1
Income from operations	297,261	264,750	236,381	6.8	7.1	7.1	32,511	12.3	28,369	12.0
Interest expense and other, net	48,642	41,138	34,758	1.1	1.1	1.0	7,504	18.2	6,380	18.4
Income before income taxes	248,619	223,612	201,623	5.7	6.0	6.1	25,007	11.2	21,989	10.9
Income taxes	84,948	80,813	75,327	1.9	2.2	2.3	4,135	5.1	5,486	7.3
Net income	163,671	142,799	126,296	3.8	3.8	3.8	20,872	14.6	16,503	13.1
Noncontrolling interest	—	—	(101)	—	—	(0.0)	—	—	101	100.0
Net income attributable to CACI	$163,671	$142,799	$126,195	3.8%	3.8%	3.8%	$20,872	14.6%	$16,604	13.2%

Revenue

For FY2017, our total revenue increased from FY2016 by $610.6 million or 16.3 percent.  This growth in revenue resulted from the NSS acquisition and other recent acquisitions.  Revenue generated from the date a business is acquired through the first anniversary of that date is considered acquired revenue.  Excluding acquired revenue, organic revenue decreased by 0.2 percent for FY2017 as compared to FY2016.

For FY2016, our total revenue increased from FY2015 by $430.6 million, or 13.0 percent.  This growth in revenue resulted from the NSS acquisition and other FY2016 acquisitions.

The following table summarizes revenue earned by each of the customer groups for the three most recent fiscal years:

	Years ended June 30,
	2017		2016		2015
	(dollar amounts in thousands)
Department of Defense	$2,829,305	65.0%	$2,439,329	65.1%	$2,217,031	66.9%
Federal civilian agencies	1,259,212	28.9	1,062,508	28.4	888,191	26.8
Commercial and other	266,100	6.1	242,216	6.5	208,230	6.3
Total	$4,354,617	100.0%	$3,744,053	100.0%	$3,313,452	100.0%

DoD revenue increased 16.0 percent, or $390.0 million in FY2017 as compared to FY2016.  Acquired DoD revenue accounted for primarily all of the revenue increase from FY2016 to FY2017.  DoD revenue includes services provided to the U.S. Armed Forces supporting readiness, tactical military intelligence, communications systems and other major service offerings.

Revenue from DoD customers increased 10.0 percent, or $222.3 million in FY2016 as compared to FY2015.  This increase was attributable primarily to acquired revenue.  Excluding acquired revenue, DoD revenue decreased by $69.8 million or 3.1 percent, primarily due to lower subcontractor costs and ODCs resulting from the drawdown in Afghanistan, federal budget-related reduction activities and reduced customer requirements.

Federal civilian agencies revenue increased 18.5 percent, or $196.7 million for FY2017 as compared to FY2016.  The acquisition of NSS accounted for $190.1 million of the increase in federal civilian agency revenue.  NSS contracts consist mainly of contracts in our Enterprise IT market.  Excluding NSS, federal civilian agency revenue increased $6.6 million or 1.0 percent.  This increase was primarily attributable to our intelligence systems and services, investigations and litigation support, and business systems contracts.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Revenue from federal civilian agencies increased 19.6 percent, or $174.3 million in FY2016 as compared to FY2015.  The acquisition of NSS accounted for $133.1 million of the increase in federal civilian agency revenue.  NSS contracts consist mainly of contracts in our Enterprise IT market.  Excluding NSS, federal civilian agency revenue increased $41.2 million or 4.6 percent.  This increase was primarily attributable to our intelligence systems and services, investigations and litigation support, and business systems contracts.

Commercial and other revenue increased 9.9 percent, or $23.9 million in FY2017 as compared to FY2016 primarily from our international and domestic technology services cyber security products.  This increase was attributable to increased product orders and managed services revenue from NSS and other recent acquisitions.  Of the total commercial and other revenue, international operations accounted for 51.5 percent or $137.1 million for FY2017 while domestic operations accounted for 48.5 percent or $129.0 million.

Commercial and other revenue increased 16.3 percent, or $34.0 million, to $242.2 million in FY2016 as compared to FY2015. Acquired revenue accounted for $30.5 million of the growth while $3.5 million was organic.  The increase came from both our international and domestic technology services and cyber security products.  Of the total commercial and other revenue international operations accounted for 62.0 percent, or $150.1 million, of the total commercial revenue, while domestic operations accounted for 38.0 percent, or $92.1 million.

Income from Operations

During the fiscal years ended June 30, 2017, 2016, and 2015, as a percentage of revenue, total direct costs were 67.4 percent, 66.4 percent, and 66.2 percent, respectively.  Direct costs include direct labor and ODCs, which include, among other costs, subcontracted labor and materials along with equipment purchases and travel expenses.  ODCs, which are common in our industry, typically are incurred in response to specific customer tasks and may vary from period to period.

The single largest component of direct costs, direct labor, was $1.3 billion, $1.2 billion and $1.1 billion in FY2017, FY2016, and FY2015, respectively. ODCs were $1.6 billion, $1.3 billion, and $1.1 billion in FY2017, FY2016, and FY2015, respectively.  The increase in direct labor and ODCs from FY2016 to FY2017 was primarily driven by the acquisition of NSS.  The direct labor and ODC increase from FY2015 to FY2016 were primarily the result of the acquisition of NSS, partially offset by a decrease in subcontractor costs and ODCs as a result of the drawdown in Afghanistan as well as federal government budget-related reduction activities and reduced customer requirements.

Indirect costs and selling expenses which include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor and other discretionary expenses, increased $123.9 million or 13.4 percent in FY2017 as compared to FY2016.  This increase in indirect costs and selling expenses was primarily due to the NSS acquisition, facility lease termination costs, long term incentive and other compensation costs offset by the absence of acquisition related expenses that occurred during the twelve months ended June 30, 2016.  Indirect costs and selling expense increased $109.5 million or 13.4 percent in FY2016 as compared to FY2015.  This increase was due primarily to the NSS acquisition, which includes transaction costs of $7.3 million as well as fringe benefit costs related to increased direct labor and incentive costs.  As a percentage of revenue indirect costs and selling expenses were 24.1 percent, 24.8 percent and 24.7 percent for FY2017, FY2016 and FY2015, respectively.

Depreciation and amortization expense increased $7.0 million, or 10.8 percent, in FY2017 as compared to FY2016.  The increase was primarily attributable to a full year of depreciation and amortization related to the NSS acquisition compared to only five months of expense in FY2016 partially offset by the runoff of amortization expense related to prior acquisitions.  In FY2016 depreciation and amortization expense decreased $1.3 million or 2.0 percent as compared to FY2015.  The decrease was primarily attributable to lower amortization of intangible assets from runoff amortization expense related to prior acquisitions partially offset by additional intangible amortization expense related to the NSS acquisition.

Interest expense and other increased $7.5 million, or 18.2 percent, in FY2017 as compared to FY2016.  This increase primarily relates to interest on $550.0 million of additional indebtedness incurred to fund the acquisition of NSS.  Net interest expense and other increased $6.4 million, or 18.4 percent, in FY2016 as compared to FY2015 primarily related to interest on $550.0 million of additional indebtedness incurred to fund the acquisition of NSS.

The effective income tax rates in FY2017, FY2016, and FY2015, were 34.2 percent, 36.1 percent, and 37.4 percent, respectively. The tax rate in each year was positively impacted by non-taxable gains on assets invested in corporate-owned life insurance (COLI) policies and tax benefits related to deductions claimed for income from qualified domestic production activities.  For the years ended June 30, 2017 and 2016, the tax rate was also favorably affected by the adoption of the employee shared based payment accounting standard ASU 2016-09.  For the year ended June 30, 2017, income tax expense was favorably impacted by research and development tax credits relating to the 2016 and 2017 tax years.  The years ended June 30, 2016 and June 30, 2015 were both positively impacted by tax benefits realized from prior year state tax credits and the reinstatement of the work opportunity tax credit.

Effects of Inflation

During FY2017, 48.9 percent of our business was conducted under cost-reimbursable contracts which automatically adjust revenue to cover costs that are affected by inflation.  18.8 percent of our revenue was earned under time-and-materials contracts, where labor rates for many of the services provided are often fixed for several years. Under certain time-and-materials contracts containing IDIQ procurement arrangements, we adjust labor rates annually as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our time-and-materials and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $281.3 million, $242.6 million and $226.9 million for the years ended June 30, 2017, 2016 and 2015, respectively.

The Credit Facility is a $1,981.3 million credit facility, which includes an $850.0 million revolving credit facility (the Revolving Facility), and a $1,131.3 million term loan (the Term Loan).  The Revolving Facility has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  The Credit Facility was amended during the third quarter of FY2016 in connection with the Company’s acquisition of NSS (see Note 4).  CACI financed the transaction by borrowing $250.0 million under its existing Revolving Facility and by entering into an eighth amendment and first incremental facility amendment to its Credit Facility to allow for the incurrence of $300.0 million in additional Term Loans.  At June 30, 2017, $978.9 million was outstanding under the Term Loan, $265.0 million was outstanding under the Revolving Facility, we had no borrowings on the swing line and a $0.4 million letter of credit was outstanding.  As of June 30, 2017, the Credit Facility had an accordion feature that would allow the facility to be expanded in an aggregate amount of up to the sum of $400.0 million plus an amount such that the Consolidated Senior Secured Leverage Ratio would not be greater than 2.75:1.0.

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

Cash and cash equivalents were $65.5 million and $49.1 million as of June 30, 2017 and 2016, respectively. Our operating cash flow was $281.3 million for FY2017, compared to $242.6 million for the same period a year ago. Days-sales outstanding were 59 and 62 at June 30, 2017 and 2016, respectively. The decrease in DSO is due to strong cash collection.

We used $24.8 million and $607.6 million of cash in investing activities during FY2017 and FY2016, respectively. During the twelve months ended June 30, 2017 we paid $7.3 million for business acquisitions, as compared to $587.8 million during the same period a year ago.  Payments in FY2016 primarily relate to the NSS acquisition.  Additionally, during FY2017 we received $19.3 million of working capital and other refunds from our NSS acquisition, with no similar proceeds in FY2016.  We also received $4.7 million return of capital relating to our joint ventures.  Purchases of office and computer related equipment of $43.3 million and $20.8 million in FY2017 and FY2016, respectively, accounted for a majority of the remaining funds used in investing activities.  Capital expenditures in FY2017 include approximately $8.7 million of facility build out costs, that was primarily related to the renovation of our leased facility in Chantilly, Virginia and are not expected to be recurring.  Generally, we have relatively low capital expenditure requirements for our business, and expect these expenditures in the coming years to remain consistent with the levels reported in FY2017, except as discussed above.

Cash flows used in financing activities were $240.0 million during FY2017 while cash provided by financing activities was $381.5 million during FY2016. During the year ended June 30, 2017, we had net repayments of $229.0 million under our Credit Facility compared to net borrowings of $389.2 million in FY2016.  The change was primarily related to proceeds received to finance the NSS acquisition in FY2016.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements related to the lease of all of our current office and warehouse facilities. Operating leases are also used to finance the use of computers, servers, phone systems, and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue leasing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of June 30, 2017, we had an outstanding letter of credit of $0.4 million. We have no other material off-balance sheet financing arrangements.

The following table summarizes our contractual obligations as of June 30, 2017 that require us to make future cash payments:

	Payments Due By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(amounts in thousands)
Contractual obligations (1):
Bank credit facility-term loan (2)	$978,867	$53,965	$924,902	$—	$—
Interest Payments (5)	93,738	31,661	50,396	11,681	—
Bank credit facility-revolver loan (2)	265,000	—	265,000	—	—
Operating leases (3)	313,712	64,115	105,647	68,390	75,560
Deferred consideration (6)	2,076	2,076	—	—	—
Other long-term liabilities reflected on our balance sheet under generally accepted accounting principles (GAAP)
Deferred compensation (4)	87,925	6,102	8,247	5,094	68,482
Total	$1,741,318	$157,919	$1,354,192	$85,165	$144,042

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
(5)

Interest payments are estimated through the maturity date of the Term Loan.  Variable rate interest obligations are estimated based on rates as of June 30, 2017.  Interest payments under the Revolving Facility have been excluded because a reasonable estimate of the timing and amount of cash out flows cannot be determined.

(6)	Consists of deferred payment obligations related to acquisitions. See Note 4 for additional information.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $900 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the twelve months ended June 30, 2017 would have fluctuated by approximately $5.4 million.

Approximately 3.1 percent and 4.0 percent of our total revenue in FY2017 and FY2016, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of June 30, 2017, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $31.9 million. Although these balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to reinvest earnings from our foreign subsidiaries.  This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of CACI International Inc and subsidiaries are provided in Part IV in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2017. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

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

With the participation of our CEO and CFO, we performed an evaluation of the effectiveness of the internal control over financial reporting to comply with the rules on internal control over financial reporting issued pursuant to the Sarbanes-Oxley Act of 2002. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on the evaluation procedures, our management, including the CEO and CFO, concluded that, as of June 30, 2017, our internal control over financial reporting was effective based on those criteria. In addition, our independent registered public accounting firm evaluated the effectiveness of our internal control over financial reporting. Management’s report on the effectiveness of internal control over financial reporting, and the independent auditors’ report on internal control over financial reporting, are included in Part IV of this report.

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

Item 10. Directors, Executive Officers and Corporate Governance

Except for the specific disclosures below, the information required by this Item 10 is included under the headings “Executive Officers” and “Corporate Governance” in our 2017 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2017 (2017 Proxy Statement) and is incorporated by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be incorporated herein by reference to the Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 will be incorporated herein by reference to the Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 will be incorporated herein by reference to the Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be incorporated herein by reference to the Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report
1.	Financial Statements
A.	Consolidated Statements of Operations for the fiscal years ended June 30, 2017, 2016 and 2015
B.	Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2017, 2016 and 2015
C.	Consolidated Balance Sheets as of June 30, 2017 and 2016
D.	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2017, 2016 and 2015
E.	Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2017, 2016 and 2015
F.	Notes to Consolidated Financial Statements
2.	Supplementary Financial Data

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2017, 2016 and 2015

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Stock Purchase Agreement, dated as of December 7, 2015, by and among CACI International Inc, CACI, Inc.-Federal and L-3 Communications Corporation.		8-K	December 8, 2015	2.1

3.1	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 16, 2017.		8-K	March 21, 2017	3.1

10.1	The 2002 Employee Stock Purchase Plan of CACI International Inc, as amended. *		Def 14A	October 3, 2013	Appendix A

10.2	Amended and Restated Management Stock Purchase Plan of CACI International Inc. *		10-K	August 27, 2008	10.5

10.3	Amended and Restated Employment Agreement dated July 1, 2007 between J.P. London and CACI International Inc. *		10-K	August 29, 2007	10.21

10.4	Severance Compensation Agreement dated October 1, 2007 between Thomas A. Mutryn and CACI International Inc. *		S-1/A	October 9, 2007	10.25

10.5	Severance Compensation Agreement dated June 16, 2008 between Gregory R. Bradford and CACI International Inc. *		10-K	August 27, 2008	10.23

10.6	CACI International Inc 2006 Stock Incentive Plan, as amended and restated. *		Def 14A	October 6, 2011	Appendix A

10.7	2016 Amended and Restated Incentive Compensation Plan. *		Def 14A	October 6, 2016	Appendix A

10.8	Amendment to the CACI International Inc Management Stock Purchase Plan dated June 23, 2010. *		10-K	August 25, 2010	10.34

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.9	Credit Agreement by and among CACI International Inc as borrower; Bank of America, N.A. as administrative agent, swing line lender and L/C issuer; JP Morgan Chase Bank, N.A., as syndication agent; and each of the lenders named therein.		8-K	October 27, 2010	10.1

10.10	Form of CACI International Inc 2006 Stock Incentive Plan Performance Restricted Stock Unit Grant Agreement. *		10-Q	February 4, 2011	10.2

10.11	Form of CACI International Inc 2006 Stock Incentive Plan Restricted Stock Unit (RSU) Grant Agreement. *		10-Q	May 6, 2011	10.1

10.12	Amendment dated May 17, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 19, 2011	10.2

10.13	Form of Non-Employee Director Restricted Stock Unit Grant Agreement. *		10-K	August 29, 2011	10.30

10.14	Amendment dated November 18, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 22, 2011	10.3

10.15	Form of Restricted Stock Unit (RSU) Agreement under CACI International Inc Management Stock Purchase Plan. *		S-8	February 6, 2012	10.13

10.16	Form of Stock Grant Agreement under CACI International Inc Director Stock Purchase Plan. *		S-8	February 6, 2012	10.15

10.17	Amended and Restated Director Stock Purchase Plan of CACI International Inc. *		10-Q	May 4, 2012	10.1

10.18	Severance Compensation Agreement dated July 1, 2012 between John S. Mengucci and CACI International Inc. *		10-K	August 28, 2012	10.38

10.19	Lender Joinder and Increase Agreement dated as of October 26, 2012 between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	October 31, 2012	10.4

10.20	Amendment dated August 6, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	August 12, 2013	10.4

10.21	Employment Agreement dated February 20, 2013 between Kenneth Asbury and CACI International Inc. *		10-K	August 27, 2013	10.40

10.22	Amendment dated October 31, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 5, 2013	10.5

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.23	Amendment dated November 15, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 18, 2013	10.6

10.24	Amendment dated April 22, 2015 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	April 28, 2015	10.7

10.25	Amendment dated May 21, 2015 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 27, 2015	10.8

10.26	Eighth Amendment dated January 29, 2016 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	February 3, 2016	10.9

10.27	First Incremental Facility Amendment dated February 1, 2016 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	February 3, 2016	10.10

10.29	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc 2006 Stock Incentive Plan. *	X

10.30	Form of Non-Employee Director Restricted Stock Unit Grant Agreement issued pursuant to the 2016 Incentive Compensation Plan. *	X

10.31	Form of RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan. *	X

21.1	Significant Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
101

The following materials from the CACI International Inc Annual Report on Form 10-K for the year ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Operations for the years ended June 30, 2017, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the years ended June 30, 2017, 2016 and 2015, (iii) Consolidated Balance Sheets as of June 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2017, 2016 and 2015, (v) Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements. **

*	Denotes a management contract, compensatory plan, or arrangement.
**	Submitted electronically herewith.

Report of Management on Internal Control Over Financial Reporting

August 21, 2017

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2017.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included herein and has reported on the Company’s internal control over financial reporting as of June 30, 2017.

/s/ Kenneth Asbury	/s/ Thomas A. Mutryn
Kenneth Asbury	Thomas A. Mutryn
President and	Executive Vice President and
Chief Executive Officer and Director	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CACI International Inc

We have audited CACI International Inc’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CACI International Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CACI International Inc maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CACI International Inc as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2017 of CACI International Inc and our report dated August 21, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tysons, Virginia

August 21, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CACI International Inc

We have audited the accompanying consolidated balance sheets of CACI International Inc as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CACI International Inc at June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CACI International Inc's internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 21, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tysons, Virginia

August 21, 2017

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Fiscal year ended June 30,
	2017	2016	2015
Revenue	$4,354,617	$3,744,053	$3,313,452
Costs of revenue:
Direct costs	2,934,804	2,487,633	2,193,585
Indirect costs and selling expenses	1,050,792	926,918	817,403
Depreciation and amortization	71,760	64,752	66,083
Total costs of revenue	4,057,356	3,479,303	3,077,071
Income from operations	297,261	264,750	236,381
Interest expense and other, net	48,642	41,138	34,758
Income before income taxes	248,619	223,612	201,623
Income taxes	84,948	80,813	75,327
Net income	163,671	142,799	126,296
Noncontrolling interest	—	—	(101)
Net income attributable to CACI	$163,671	$142,799	$126,195
Basic earnings per share	$6.71	$5.89	$5.27
Diluted earnings per share	$6.53	$5.76	$5.17
Weighted-average basic shares outstanding	24,401	24,262	23,948
Weighted-average diluted shares outstanding	25,069	24,802	24,388

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Fiscal year ended June 30,
	2017	2016	2015
Net income	$163,671	$142,799	$126,296
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,804)	(19,961)	(11,943)
Effects of post-retirement adjustments, net of tax	184	(170)	(237)
Change in fair value of interest rate swap agreements, net of tax	14,587	(5,992)	(2,398)
Other comprehensive income (loss), net of tax	11,967	(26,123)	(14,578)
Comprehensive income	175,638	116,676	111,718
Noncontrolling interest	—	—	(101)
Comprehensive income attributable to CACI	$175,638	$116,676	$111,617

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$65,539	$49,082
Accounts receivable, net	757,341	803,817
Prepaid expenses and other current assets	57,022	68,939
Total current assets	879,902	921,838
Goodwill	2,577,435	2,585,343
Intangible assets, net	235,371	275,372
Property and equipment, net	91,749	81,362
Supplemental retirement savings plan assets	91,367	89,937
Accounts receivable, long-term	7,886	8,330
Other long-term assets	27,372	25,159
Total assets	$3,911,082	$3,987,341
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$53,965	$53,965
Accounts payable	62,874	95,270
Accrued compensation and benefits	239,741	228,362
Other accrued expenses and current liabilities	170,164	187,579
Total current liabilities	526,744	565,176
Long-term debt, net of current portion	1,177,598	1,402,079
Supplemental retirement savings plan obligations, net of current portion	81,823	76,995
Deferred income taxes	273,320	248,458
Other long-term liabilities	57,876	87,320
Total liabilities	2,117,361	2,380,028
Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 41,896 issued and 24,462 outstanding at June 30, 2017 and 41,758 issued and 24,323 outstanding at June 30, 2016	4,190	4,176
Additional paid-in capital	569,080	558,324
Retained earnings	1,825,619	1,661,948
Accumulated other comprehensive loss	(29,116)	(41,083)
Treasury stock, at cost (17,435 and 17,435 shares, respectively)	(576,187)	(576,187)
Total CACI shareholders’ equity	1,793,586	1,607,178
Noncontrolling interest	135	135
Total shareholders’ equity	1,793,721	1,607,313
Total liabilities and shareholders’ equity	$3,911,082	$3,987,341

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal year ended June 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$163,671	$142,799	$126,296
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	71,760	64,752	66,083
Amortization of deferred financing costs	4,484	3,234	2,639
Loss on extinguishment of debt	—	—	272
Loss on disposal of assets	1,025	—	—
Stock-based compensation expense	21,945	17,919	14,072
Deferred income tax expense	15,148	13,568	27,022
Equity in earnings of unconsolidated ventures	(167)	(204)	(874)
Gain on sale of assets	(1,545)	—	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	46,158	(105)	18,889
Prepaid expenses and other assets	(5,221)	(8,408)	(2,057)
Accounts payable and other accrued expenses	(46,825)	2,427	(21,484)
Accrued compensation and benefits	12,048	4,320	2,776
Income taxes payable and receivable	(9,954)	14,868	17
Deferred rent	(952)	(9,631)	(4,323)
Supplemental retirement savings plan obligations and other long-term liabilities	9,675	(2,962)	(2,466)
Net cash provided by operating activities	281,250	242,577	226,862
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(43,268)	(20,835)	(17,444)
Cash paid for business acquisitions, net of cash acquired	(7,276)	(587,821)	(14,972)
Proceeds from net working capital and other refunds of acquired business	19,287	—	—
Proceeds from equity method investments	4,681	—	391
Other	1,772	1,069	629
Net cash used in investing activities	(24,804)	(607,587)	(31,396)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities, net of financing costs	485,500	1,058,500	438,969
Principal payments made under bank credit facilities	(714,465)	(659,965)	(650,141)
Payment of financing costs under bank credit facilities	—	(9,290)	(2,279)
Proceeds from employee stock purchase plans	4,316	3,086	3,287
Proceeds from exercise of stock options	—	—	691
Repurchases of common stock	(4,386)	(3,230)	(3,400)
Payment of taxes for equity transactions	(10,951)	(8,045)	(7,378)
Other	—	451	(2,257)
Net cash (used in) provided by financing activities	(239,986)	381,507	(222,508)
Effect of exchange rate changes on cash and cash equivalents	(3)	(2,779)	(2,055)
Net increase (decrease) in cash and cash equivalents	16,457	13,718	(29,097)
Cash and cash equivalents, beginning of year	49,082	35,364	64,461
Cash and cash equivalents, end of year	$65,539	$49,082	$35,364
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$79,268	$54,970	$45,068
Cash paid during the period for interest	$45,015	$37,429	$33,491
Non-cash financing and investing activities:
Accrued capital expenditures	667	2,170	1,349

See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, June 30, 2014	—	$—	41,441	$4,144	$537,334	$1,392,954	$(382)	17,941	$(577,167)	$1,356,883	$2,283	$1,359,166
Net income attributable to CACI	—	—	—	—	—	126,195	—	—	—	126,195	—	126,195
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	101	101
Stock-based compensation expense	—	—	—	—	14,072	—	—	—	—	14,072	—	14,072
Exercise of stock options and vesting of restricted stock units	—	—	181	18	(2,862)	—	—	—	—	(2,844)	—	(2,844)
Lapse of statute of limitations for uncertain tax position	—	—	—	—	438	—	—	—	—	438	—	438
Change in fair value of interest rate swap agreements, net	—	—	—	—	—	—	(2,398)	—	—	(2,398)	—	(2,398)
Currency translation adjustment	—	—	—	—	—	—	(11,943)	—	—	(11,943)	—	(11,943)
Repurchases of common stock	—	—	—	—	(158)	—	—	44	(3,242)	(3,400)	—	(3,400)
Treasury stock issued upon settlement of warrants	—	—	—	—	(973)	—	—	(498)	964	(9)	—	(9)
Treasury stock issued under stock purchase plans	—	—	—	—	128	—	—	(49)	3,252	3,380	—	3,380
Post-retirement benefit costs	—	—	—	—	—	—	(237)	—	—	(237)	—	(237)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(2,249)	(2,249)
BALANCE, June 30, 2015	—	—	41,622	4,162	547,979	1,519,149	(14,960)	17,438	(576,193)	1,480,137	135	1,480,272
Net income attributable to CACI	—	—	—	—	—	142,799	—	—	—	142,799	—	142,799
Stock-based compensation expense	—	—	—	—	17,919	—	—	—	—	17,919	—	17,919
Exercise of stock options and vesting of restricted stock units	—	—	136	14	(7,465)	—	—	—	—	(7,451)	—	(7,451)
Change in fair value of interest rate swap agreements, net	—	—	—	—	—	—	(5,992)	—	—	(5,992)	—	(5,992)
Currency translation adjustment	—	—	—	—	—	—	(19,961)	—	—	(19,961)	—	(19,961)
Repurchases of common stock	—	—	—	—	(192)	—	—	37	(3,038)	(3,230)	—	(3,230)
Treasury stock issued under stock purchase plans	—	—	—	—	83	—	—	(40)	3,044	3,127	—	3,127
Post-retirement benefit costs	—	—	—	—	—	—	(170)	—	—	(170)	—	(170)
BALANCE, June 30, 2016	—	—	41,758	4,176	558,324	1,661,948	(41,083)	17,435	(576,187)	1,607,178	135	1,607,313
Net income attributable to CACI	—	—	—	—	—	163,671	—	—	—	163,671	—	163,671
Stock-based compensation expense	—	—	—	—	21,945	—	—	—	—	21,945	—	21,945
Vesting of restricted stock units	—	—	138	14	(10,957)	—	—	—	—	(10,943)	—	(10,943)
Change in fair value of interest rate swap agreements, net	—	—	—	—	—	—	14,587	—	—	14,587	—	14,587
Currency translation adjustment	—	—	—	—	—	—	(2,804)	—	—	(2,804)	—	(2,804)
Repurchases of common stock	—	—	—	—	(236)	—	—	41	(4,150)	(4,386)	—	(4,386)
Treasury stock issued under stock purchase plans	—	—	—	—	4	—	—	(41)	4,150	4,154	—	4,154
Post-retirement benefit costs	—	—	—	—	—	—	184	—	—	184	—	184
BALANCE, June 30, 2017	—	$—	41,896	$4,190	$569,080	$1,825,619	$(29,116)	17,435	$(576,187)	$1,793,586	$135	$1,793,721

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Business Activities

CACI International Inc, along with its wholly-owned subsidiaries and joint ventures that are majority owned or otherwise controlled by it (collectively, the Company), is an international information solutions and services provider to its customers, primarily the U.S. government. Other customers include state and local governments, commercial enterprises and agencies of foreign governments.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include the assets, liabilities, results of operations and cash flows for the Company, including its subsidiaries and ventures that are majority-owned or otherwise controlled by the Company.  All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

The Company generates almost all of its revenue from three different types of contractual arrangements: cost-plus-fee, time-and-materials, and fixed price contracts.

Revenue on cost-plus-fixed fee contracts is recognized in an amount equal to allowable costs incurred plus the proportionate amount of the applicable fee earned.  For cost-plus-fee contracts with either award or incentive fee amounts, which are accounted for within the scope of ASC 605-10-S99, the Company recognizes revenue in an amount equal to the allowable costs incurred plus the variable portion of the fee upon customer notification of the fee amount earned.

Revenue on time-and-materials contracts is recognized in an amount equal to direct labor hours expended multiplied by the contractual billable rate per hour plus the costs of material and other direct costs incurred on behalf of the customer.

Revenue on fixed price contracts within the scope of ASC 605-35 is recognized using the percentage-of-completion (POC) method.  For these arrangements, substantially all revenue is recognized using a cost-to-cost input method based on the ratio of contractual costs incurred to date in proportion to total estimated costs at completion.  When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

For fixed price service and maintenance type contracts within the scope of ASC 605-10-S99, revenue is generally recognized over the period in which services are performed.  The Company uses straight-line revenue recognition when value is being transferred evenly throughout the performance period or when there is not a clearly defined pattern of service.  An efforts-expended method, primarily using labor hours, may be used in a proportional performance calculation when it more closely approximates the transfer of value to the customer.  Revenue on fixed unit price contracts is recognized in an amount equal to units delivered multiplied by the specified price per unit.  Revenue on manufactured products is recognized upon passage of title to the customer.  Revenue on fixed price/level of effort contracts is similar to time-and-materials arrangements and is recognized based upon the direct labor hours expended multiplied by the contractual billable rate per hour plus the costs of material and other direct costs incurred on behalf of the customer.

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

The Company’s U.S. government contracts comprise 93.9 and 93.5 percent of total revenue in the year ended June 30, 2017 and 2016, respectively and are subject to subsequent government audit of direct and indirect costs. Incurred cost audits have been completed through June 30, 2009. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet started or completed.

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

Receivables and Allowance for Doubtful Accounts

Receivables are recorded at amounts earned less an allowance for doubtful accounts.  The company periodically reassesses the adequacy of its allowance for doubtful accounts by analyzing reasonably available information as of the balance sheet date, including the length of time that the receivable has been outstanding, historical bad debts and aging trends, and other general and contract specific factors.  Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for doubtful accounts reserve.

Inventories

Inventories are stated at the lower of cost or market.  A provision for damaged, deteriorated, or obsolete inventory is recorded based on historical usage patterns and forecasted sale.  Inventories are included within prepaid expenses and other current assets on the accompanying consolidated balance sheets.

Accounting for Business Combinations and Goodwill

The purchase price of an acquired business is allocated to the tangible assets and separately identifiable intangible assets acquired less liabilities assumed based upon their respective fair values, with the excess recorded as goodwill.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company evaluates goodwill as of the first day of the fourth quarter.  In addition, the Company will perform interim impairment testing should circumstances requiring it arise.  The Company completed its annual goodwill assessment as of April 1, 2017 and no impairment charge was necessary as a result of this assessment.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

Income taxes are accounted for using the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities, and their respective tax bases, and operating loss and tax credit carry forwards. The Company accounts for tax contingencies in accordance with ASC 740-10-25, Income Taxes – Recognition. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. Estimates of the realizability of deferred tax assets are based on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Any interest or penalties incurred in connection with income taxes are recorded as part of income tax expense for financial reporting purposes.

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

The fair value of the Company’s debt under its bank credit facility approximates its carrying value at June 30, 2017. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income (Loss)

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenue, expenses, and gains and losses that under U.S. GAAP are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income consist of foreign currency translation adjustments; the changes in the fair value of interest rate swap agreements, net of tax of $9.5 million, $3.9 million and $1.6 million for the years ended June 30, 2017, 2016 and 2015, respectively; and differences between actual amounts and estimates based on actuarial assumptions and the effect of changes in actuarial assumptions made under the Company’s post-retirement benefit plans, net of tax (see Note 15).

As of June 30, 2017 and 2016, accumulated other comprehensive loss included a loss of $29.5 million and $26.7 million, respectively, related to foreign currency translation adjustments, a gain of $1.5 million and a loss of $13.1 million, respectively, related to the fair value of its interest rate swap agreements, and a loss of $1.1 million and $1.3 million, respectively, related to unrecognized post-retirement costs.

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

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-01, Clarifying the Definition of a Business, which revises the definition of a business and provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended (ASC 606) (the standard), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. On July 9, 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017, using either a full retrospective approach or a modified approach.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company plans to adopt the standard on July 1, 2018 and apply it on a modified retrospective basis, whereby the cumulative effect of applying the standard will be recognized through shareholders’ equity on the date of adoption.  We are in the process of identifying the changes to accounting policies, business processes, systems, disclosures, and controls to support the adoption of the new standard.

We expect the standard will impact the pattern of revenue recognition for some of our contracts with customers.  For our award and incentive fee contracts, we will recognize a constrained amount of variable consideration over time as the performance obligation is satisfied rather than defer recognition of the relevant portion of fee until customer notification of the amount earned.  Some of our fixed price contracts in which revenue is recognized on a straight-line basis over the performance period will be converted to recognition of revenue over time by measuring the progress toward complete satisfaction of the performance obligation using input methods, including cost and labor hours.  We do not anticipate a material impact to our cost-plus-fixed fee, fixed price/level-of-effort, time-and-materials, or fixed price contracts that currently use percentage-of-completion accounting.

The cumulative catch-up adjustment that will be recorded through shareholders’ equity on July 1, 2018 is still being quantified.  We will continue evaluating the impact of the standard on our contract portfolio through the date of adoption.

NOTE 4. ACQUISITIONS

Year Ended June 30, 2017

On October 1, 2016, CACI Limited acquired a business in the United Kingdom that provides outsourced database managed services and associated database segmentation and analytics for large corporate customers.  The purchase consideration for this business was approximately $2.8 million, which includes initial cash payments, deferred consideration and contingent consideration to be paid upon achieving certain metrics.

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

The initial purchase consideration paid at closing to acquire NSS was $550.0 million plus $11.2 million representing a preliminary net working capital adjustment.  Subsequent to closing, CACI received a refund of $13.6 million for the final net working capital adjustment and an additional $5.7 million refund for tax-related adjustments.

The total consideration of $541.9 million was allocated among assets acquired and liabilities assumed at fair value, with the excess purchase consideration recorded as goodwill as follows (in thousands):

Cash and cash equivalents	$2,596
Accounts receivable	210,459
Prepaid expenses and other current assets	14,461
Property and equipment	21,320
Intangible assets, other than goodwill	110,500
Goodwill	360,230
Other long-term assets	437
Accounts payable	(57,616)
Accrued compensation and benefits	(38,953)
Accrued expenses and other current liabilities	(38,432)
Deferred income taxes	(37,796)
Other long-term liabilities	(5,343)
Total consideration	$541,863

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The combined purchase consideration for these acquisitions was $55.6 million, which includes $31.8 million of initial cash payments, $8.4 million of deferred consideration and $15.4 million estimated fair value of contingent consideration to be paid upon achieving certain metrics.  The Company recognized fair values of the assets acquired and liabilities assumed and allocated $40.6 million to goodwill and $8.2 million to intangible assets.  The intangible assets primarily consist of customer relationships and acquired technology.

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

NOTE 5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (cost approximates fair value) (in thousands):

	June 30,
	2017	2016
Cash	$65,091	$45,117
Money market funds	448	3,965
Total cash and cash equivalents	$65,539	$49,082

NOTE 6. ACCOUNTS RECEIVABLE

Total accounts receivable, net of allowance for doubtful accounts of $3.6 million and $3.0 million at June 30, 2017 and 2016, respectively, consisted of the following (in thousands):

	June 30,
	2017	2016
Billed receivables	$546,041	$599,206
Billable receivables at end of period	179,350	172,585
Unbilled receivables pending receipt of contractual documents authorizing billing	31,950	32,026
Total accounts receivable, current	757,341	803,817
Unbilled receivables, retainages and fee withholdings expected to be billed beyond the next 12 months	7,886	8,330
Total accounts receivable	$765,227	$812,147

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. GOODWILL

The changes in the carrying amount of goodwill for the years ended June 30, 2017 and 2016 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2015	$2,108,768	$81,048	$2,189,816
Goodwill acquired (1)	378,380	29,939	408,319
Foreign currency translation	—	(12,792)	(12,792)
Balance at June 30, 2016	$2,487,148	$98,195	$2,585,343
Goodwill acquired (1)	(7,652)	2,220	(5,432)
Foreign currency translation	—	(2,476)	(2,476)
Balance at June 30, 2017	$2,479,496	$97,939	$2,577,435

(1)	Includes goodwill initially allocated to new business acquisitions as well as purchase accounting adjustments.

NOTE 8. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30,
	2017	2016
Intangible assets
Customer contracts and related customer relationships	$635,895	$635,826
Acquired technologies	28,503	28,074
Covenants not to compete	3,305	3,321
Other	1,545	1,551
Intangible assets	669,248	668,772
Less accumulated amortization
Customer contracts and related customer relationships	(402,934)	(363,412)
Acquired technologies	(26,542)	(25,693)
Covenants not to compete	(3,288)	(3,245)
Other	(1,113)	(1,050)
Accumulated amortization	(433,877)	(393,400)
Total intangible assets, net	$235,371	$275,372

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years. The weighted-average period of amortization for customer contracts and related customer relationships as of June 30, 2017 is 14.1 years, and the weighted-average remaining period of amortization is 11.2 years. The weighted-average period of amortization for acquired technologies as of June 30, 2017 is 9.5 years, and the weighted-average remaining period of amortization is 6.1 years.

Amortization expense for the years ended June 30, 2017, 2016 and 2015 was $40.7 million, $38.0 million and $39.5 million, respectively. Expected amortization expense for each of the fiscal years through June 30, 2022 and for years thereafter is as follows (in thousands):

Amount
Year ending June 30, 2018	$36,271
Year ending June 30, 2019	31,602
Year ending June 30, 2020	27,130
Year ending June 30, 2021	23,932
Year ending June 30, 2022	20,640
Thereafter	95,796
Total intangible assets, net	$235,371

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,
	2017	2016
Equipment and furniture	$138,742	$126,437
Leasehold improvements	94,643	92,103
Property and equipment, at cost	233,385	218,540
Less accumulated depreciation and amortization	(141,636)	(137,178)
Total property and equipment, net	$91,749	$81,362

Depreciation expense, including amortization of leasehold improvements, was $27.5 million, $23.6 million and $22.7 million for the years ended June 30, 2017, 2016 and 2015, respectively.

NOTE 10. CAPITALIZED EXTERNAL SOFTWARE DEVELOPMENT COSTS

A summary of changes in capitalized external software development costs, including costs capitalized and amortized during each of the years in the three-year period ended June 30, 2017, is as follows (in thousands):

	Year ended June 30,
	2017	2016	2015
Capitalized software development costs, beginning of year	$15,432	$15,255	$16,594
Costs capitalized	3,003	3,407	2,572
Amortization	(4,197)	(3,230)	(3,911)
Capitalized software development costs, end of year	$14,238	$15,432	$15,255

Capitalized software development costs are presented within other current assets and other long-term assets in the accompanying consolidated balance sheets.

NOTE 11. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following (in thousands):

	June 30,
	2017	2016
Accrued salaries and withholdings	$123,914	$114,990
Accrued leave	86,612	85,717
Accrued fringe benefits	29,215	27,655
Total accrued compensation and benefits	$239,741	$228,362

NOTE 12. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following (in thousands):

	June 30,
	2017	2016
Vendor obligations	$110,541	$109,671
Deferred revenue	30,277	41,407
Other	29,346	36,501
Total other accrued expenses and current liabilities	$170,164	$187,579

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. LONG TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,
	2017	2016
Bank credit facility – term loans	$978,867	$1,032,833
Bank credit facility – revolver loans	265,000	440,000
Principal amount of long-term debt	1,243,867	1,472,833
Less unamortized debt issuance costs	(12,304)	(16,789)
Total long-term debt	1,231,563	1,456,044
Less current portion	(53,965)	(53,965)
Long-term debt, net of current portion	$1,177,598	$1,402,079

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $850.0 million. As of June 30, 2017, the Company had $265.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $13.5 million through June 30, 2018 and $27.0 million thereafter until the balance is due in full on June 1, 2020. As of June 30, 2017, the Company had $978.9 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of June 30, 2017, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 3.25 percent.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of June 30, 2017, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the years ended June 30, 2017, 2016 and 2015 is as follows (in thousands):

	Interest Rate Swaps
	2017	2016	2015
Gain (loss) recognized in other comprehensive income	$6,872	$(14,859)	$(9,422)
Amounts reclassified to earnings from accumulated other comprehensive loss	$7,715	$8,867	$7,024
Net current period other comprehensive income (loss)	$14,587	$(5,992)	$(2,398)

The aggregate maturities of long-term debt at June 30, 2017 are as follows (in thousands):

Year ending June 30,
2018	$53,965
2019	107,930
2020	1,081,972
Principal amount of long-term debt	1,243,867
Less unamortized debt issuance costs	(12,304)
Total long-term debt	$1,231,563

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. LEASES

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire over the next 13 years. Future minimum lease payments due under non-cancelable leases as of June 30, 2017, are as follows (in thousands):

Year ending June 30:
2018	$64,115
2019	59,774
2020	45,873
2021	38,845
2022	29,545
Thereafter	75,560
Total minimum lease payments	$313,712

The minimum lease payments above are shown net of sublease rental income of $8.7 million scheduled to be received over the next 6 years under non-cancelable sublease agreements.

Rent expense incurred under operating leases for the years ended June 30, 2017, 2016, and 2015 totaled $76.2 million, $62.8 million, and $54.6 million, respectively.

NOTE 15. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2017	2016
Deferred rent, net of current portion	$33,284	$32,907
Interest rate swap agreements	3,110	21,609
Deferred acquisition and contingent consideration	658	18,642
Deferred revenue	6,514	7,234
Accrued post-retirement obligations	6,423	6,569
Long-term incentive compensation	5,605	—
Reserve for unrecognized tax benefits	1,639	249
Other	643	110
Total other long-term liabilities	$57,876	$87,320

Deferred rent liabilities result from recording rent expense and incentives for tenant improvements on a straight-line basis over the life of the respective lease.

Accrued post-retirement obligations include projected liabilities for benefits the Company is obligated to provide under long-term care, group health, and executive life insurance plans, each of which is unfunded. Plan benefits are provided to certain current and former executives, their dependents and other eligible employees, as defined. Post-retirement obligations also include accrued benefits under supplemental retirement benefit plans covering certain executives. The expense recorded under these plans was $0.4 million during the years ended June 30, 2017 and 2016.

The Company has entered into floating-to-fixed interest rate swap agreements related to a portion of the Company’s floating rate indebtedness (see Note 13).  See Note 22 for fair values of the swap agreements as of June 30, 2017 and 2016.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. BUSINESS SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide information solutions and services to its customers. Its customers are primarily U.S. federal government agencies. Other customers of the Company’s domestic operations include commercial enterprises.  The Company places employees in locations around the world in support of its customers. International operations offer services to both commercial and non-U.S. government customers primarily within the Company’s business systems and enterprise IT markets. The Company evaluates the performance of its operating segments based on net income attributable to CACI. Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

	Domestic Operations	International Operations	Total
	(in thousands)
Year Ended June 30, 2017
Revenue from external customers	$4,217,488	$137,129	$4,354,617
Net income attributable to CACI	150,271	13,400	163,671
Net assets	1,652,736	140,985	1,793,721
Goodwill	2,479,496	97,939	2,577,435
Total long-term assets	2,912,488	118,692	3,031,180
Total assets	3,716,893	194,189	3,911,082
Capital expenditures	41,832	1,436	43,268
Depreciation and amortization	67,042	4,718	71,760

Year Ended June 30, 2016
Revenue from external customers	$3,593,924	$150,129	$3,744,053
Net income attributable to CACI	129,568	13,231	142,799
Net assets	1,476,924	130,389	1,607,313
Goodwill	2,487,148	98,195	2,585,343
Total long-term assets	2,943,896	121,607	3,065,503
Total assets	3,798,013	189,328	3,987,341
Capital expenditures	18,339	2,496	20,835
Depreciation and amortization	60,637	4,115	64,752

Year Ended June 30, 2015
Revenue from external customers	$3,168,864	$144,588	$3,313,452
Net income attributable to CACI	114,658	11,537	126,195
Net assets	1,343,152	137,120	1,480,272
Goodwill	2,108,768	81,048	2,189,816
Total long-term assets	2,473,470	102,450	2,575,920
Total assets	3,055,782	186,248	3,242,030
Capital expenditures	15,324	2,120	17,444
Depreciation and amortization	61,587	4,496	66,083

Interest income and interest expense are not presented above as the amounts attributable to the Company’s international operations are insignificant.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer Information

The Company earned 93.9 percent, 93.5 percent and 93.7 percent of its revenue from various agencies and departments of the U.S. government for the years ended June 30, 2017, 2016 and 2015, respectively.  Revenue by customer sector was as follows (dollars in thousands):

	Year ended June 30,
	2017	%	2016	%	2015	%
Department of Defense	$2,829,305	65.0%	$2,439,329	65.1%	$2,217,031	66.9%
Federal civilian agencies	1,259,212	28.9	1,062,508	28.4	888,191	26.8
Commercial and other	266,100	6.1	242,216	6.5	208,230	6.3
Total revenue	$4,354,617	100.0%	$3,744,053	100.0%	$3,313,452	100.0%

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On April 9, 2012, the Company received a letter from the Department of Justice (DoJ) informing the Company that the DoJ is investigating whether the Company violated the civil False Claims Act by submitting false claims to receive federal funds pursuant to a GSA contract.  Specifically, the DoJ is investigating whether the Company failed to comply with contract requirements and applicable regulations by improperly billing for certain contracting personnel under the contract.  This case was closed without any impact to the Company.

NOTE 19. INCOME TAXES

The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

	Year ended June 30,
	2017	2016	2015
Domestic	$231,982	$207,641	$187,332
Foreign	16,637	15,971	14,190
Income before income taxes	$248,619	$223,612	$201,522

The components of income tax expense are as follows (in thousands):

	Year ended June 30,
	2017	2016	2015
Current:
Federal	$54,425	$54,507	$37,159
State and local	11,334	9,401	8,080
Foreign	4,041	3,337	3,066
Total current	69,800	67,245	48,305
Deferred:
Federal	13,076	11,978	23,261
State and local	2,917	2,028	3,964
Foreign	(845)	(438)	(203)
Total deferred	15,148	13,568	27,022
Total income tax expense	$84,948	$80,813	$75,327

Income tax expense differs from the amounts computed by applying the statutory U.S. income tax rate of 35 percent as a result of the following (in thousands):

	Year ended June 30,
	2017	2016	2015
Expected tax expense computed at federal rate	$87,017	$78,264	$70,533
State and local taxes, net of federal benefit	9,263	7,429	7,828
Nonincludible and nondeductible items, net	1,087	2,936	2,166
Effect of foreign tax rates	(2,320)	(2,308)	(2,135)
R&D tax credit	(4,894)	(135)	(77)
Other tax credits	(1,321)	(1,744)	(1,261)
ASU 2016-09 share-based compensation	(1,390)	(1,061)	—
Domestic manufacturing deduction and other	(2,494)	(2,568)	(1,727)
Total income tax expense	$84,948	$80,813	$75,327

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to deferred taxes are presented below (in thousands):

	June 30,
	2017	2016
Deferred tax assets:
Deferred compensation and post-retirement obligations	$37,257	$35,724
Reserves and accruals	40,058	39,903
Stock-based compensation	13,599	9,833
Interest rate swap	—	8,505
Deferred rent	6,091	5,765
Other	2,000	8,353
Total deferred tax assets	99,005	108,083
Deferred tax liabilities:
Goodwill and other intangible assets	(337,849)	(320,811)
Unbilled revenue	(20,913)	(18,740)
Prepaid expenses	(4,554)	(8,308)
Interest rate swap	(963)	—
Other	(8,046)	(8,682)
Total deferred tax liabilities	(372,325)	(356,541)
Net deferred tax liability	$(273,320)	$(248,458)

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company's consolidated federal income tax returns through June 30, 2013 are no longer subject to audit. The Company is currently under examination by three state jurisdictions for years 2010 through 2016. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

During the years ended June 30, 2017 and 2016, the Company’s income tax expense was favorably impacted by non-taxable gains on assets invested in COLI policies, tax benefits related to deductions claimed for income from domestic production activities and the adoption of the share based payment accounting standard ASU 2016-09.  For the year ended June 30, 2017, income tax expense was favorably impacted by research and development tax credits relating to the 2016 and 2017 tax years.  Tax benefits realized from prior year state tax credits and the reinstatement of the work opportunity tax credit reduced income tax expense for the year ended June 30, 2016.

U.S. income taxes have not been provided for undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. As of June 30, 2017, the estimated deferred tax liability associated with these undistributed earnings is approximately $15.7 million.

The Company’s total liability for unrecognized tax benefits as of June 30, 2017, 2016 and 2015 was approximately $1.6 million, $0.4 million and $6.2 million, respectively. Of the unrecognized tax benefits at June 30, 2017, 2016 and 2015, $1.6 million, $0.4 million and $1.3 million, respectively, if recognized, would impact the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized benefits is shown in the table below (in thousands):

	Year ended June 30,
	2017	2016	2015
Beginning of year	$398	$6,220	$9,636
Additions based on current year tax positions	1,475	89	1,468
Reductions based on changes to prior year tax positions	—	—	(3,522)
Lapse of statute of limitations	(234)	(128)	(1,344)
Settlement with taxing authorities	—	(5,783)	(18)
End of year	$1,639	$398	$6,220

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognizes net interest and penalties as a component of income tax expense.  Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at June 30, 2017. As of June 30, 2017, the entire balance of unrecognized tax benefits is included in other long-term liabilities.

NOTE 20. RETIREMENT SAVINGS PLANS

401(k) Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, the CACI $MART Plan (the 401(k) Plan). Employees can contribute up to 75 percent (subject to certain statutory limitations) of their total cash compensation. The Company provides matching contributions equal to 50 percent of the amount of salary deferral employees elect, up to 6 percent of each employee’s total calendar year cash compensation, as defined. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. Employee contributions vest immediately. Employer contributions vest in full after three years of employment. Total 401(k) Plan Company contribution expense for the years ended June 30, 2017, 2016, and 2015 were $24.0 million, $25.5 million, and $22.5 million, respectively.

The Company maintains several qualified 401(k) profit-sharing plans (PSP) that cover eligible employees.  Employees are eligible to participate in the PSP beginning on the first of the month following the start of employment and attainment of age 18.  Under the PSP, the Company may make discretionary contributions based on a percentage of the total compensation of all eligible participants.  Company contribution expense for the year ended June 30, 2017, 2016 and 2015 was $22.8 million, $20.6 million and $18.0 million, respectively.

International Operations Defined Contribution Plans

The Company maintains defined contribution pension plans in the U.K. and in the Netherlands.  In the U.K., employees can elect the amount of pension contributions that they wish to make subject to certain U.K. tax limits. Under the Dutch plan, the amounts the Company contributes are based on the employee’s age.  In both countries, the contributions are deemed to be company contributions and vest immediately.  Contributions to these plans and their predecessor plans for the years ended June 30, 2017, 2016, and 2015 were $1.5 million, $1.4 million, and $1.1 million, respectively.

Supplemental Savings Plan

The Company maintains the Supplemental Savings Plan through which, on a calendar year basis, officers at the director level and above can elect to defer for contribution to the Supplemental Savings Plan up to 50 percent of their base compensation and up to 100 percent of their bonuses. The Company provides a contribution of 5 percent of compensation for each participant’s compensation that exceeds the limit as set forth in IRC 401(a)(17) (currently $270,000 per year). The Company also has the option to make annual discretionary contributions. Company contributions vest after 5-years of contributions, and vesting is accelerated in the event of a change of control of the Company. Participant deferrals and Company contributions will be credited with the rate of return based on the investment options and asset allocations selected by the Participant. Participants may change their asset allocation as often as daily, if they so choose. A Rabbi Trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the Supplemental Savings Plan are made upon retirement, termination, death, or total disability.  The Supplemental Savings Plan also allows for in-service distributions.

Supplemental Savings Plan obligations due to participants totaled $87.9 million at June 30, 2017, of which $6.1 million is included in accrued compensation and benefits in the accompanying consolidated balance sheet. Supplemental Savings Plan obligations increased by $4.0 million during the year ended June 30, 2017, consisting of $4.8 million of investment gains, $8.7 million of participant compensation deferrals, and $0.6 million of Company contributions, offset by $10.1 million of distributions.

The Company maintains COLI assets in a Rabbi Trust to offset the obligations under the Supplemental Savings Plan. The value of the COLI in the Rabbi Trust was $91.4 million at June 30, 2017 and COLI gains were $4.6 million for the year ended June 30, 2017.  The value of the COLI in the Rabbi Trust was $88.8 million at June 30, 2016 and COLI gains were $1.8 million for the year ended June 30, 2016.

Contribution expense for the Supplemental Savings Plan during the years ended June 30, 2017, 2016, and 2015, was $0.7 million, $0.5 million, and $0.5 million, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. STOCK PLANS AND STOCK-BASED COMPENSATION

For stock options, SSARs and non-performance-based RSUs, stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods.  For RSUs subject to graded vesting schedules for which vesting is based on achievement of a performance metric in addition to grantee service (performance-based RSUs), stock-based compensation expense is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant. A summary of the components of stock-based compensation expense recognized during the years ended June 30, 2017, 2016, and 2015, together with the income tax benefits realized, is as follows (in thousands):

	Year ended June 30,
	2017	2016	2015
Stock-based compensation included in indirect costs and selling expense:
Restricted stock and RSU expense	$21,945	$17,919	$14,072
Income tax benefit recognized for stock-based compensation expense	$7,498	$6,476	$5,260

The Company recognizes the effect of expected forfeitures of equity grants by estimating an expected forfeiture rate for grants of equity instruments. Amounts recognized for expected forfeitures are subsequently adjusted periodically and at major vesting dates to reflect actual forfeitures.

The incremental income tax benefits realized upon the exercise or vesting of equity instruments are reported as operating cash flows. During the years ended June 30, 2017, 2016, and 2015, the Company recognized $1.6 million, $1.2 million, and $3.5 million of excess tax benefits, respectively, which have been reported as operating cash inflows in the accompanying consolidated statements of cash flows.

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

In September 2014, the Company made its annual grant to key employees consisting of 180,570 PRSUs.  The final number of such PRSUs that are earned by participants and vest is based on the achievement of a specified earnings per share (EPS) for the year ended June 30, 2015 and on the average share price of Company stock for the 90 day period ending September 23, 2015, 2016 and 2017 as compared to the average share price for the 90 day period ended September 23, 2014.  The specified EPS for the year ended June 30, 2015 was met and the average share price of the Company’s stock for the 90 day periods ending September 23, 2015 and September 23, 2016 exceeded the average share price of the Company’s stock for the 90 day period ended September 23, 2014, resulting in an additional 26,957 RSUs earned by participants.  In addition to the performance and market conditions, there is a service vesting condition which stipulates that 50 percent of the earned award will vest on September 1, 2017 and 50 percent of the earned award will vest on September 1, 2018, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon retirement, as defined.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In September 2016, the Company made its annual grant to its key employees consisting of 193,420 PRSUs.  The final number of such PRSUs that are earned by participants and vest is based on the achievement of a specified EPS for the year ended June 30, 2017 and on the average share price of Company stock for the 90 day period ending September 30, 2017, 2018 and 2019 as compared to the average share price for the 90 day period ended September 30, 2016.  The specified EPS for the year ended June 30, 2017 was met.  If the average share price of the Company’s stock for the 90 day period ending September 30, 2017, 2018 and 2019 exceeds the average share price of the Company’s stock for the 90 day period ended September 30, 2016 by 100 percent or more, then an additional 193,420 could be earned by participants.  This is the maximum number of additional RSUs that can be earned related to the September 2016 annual grant.  In addition to the performance and market conditions, there is a service vesting condition which stipulates that 50 percent of the earned award will vest on October 1, 2019 and 50 percent of the earned award will vest on October 1, 2020, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon retirement or certain other events.

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

Upon the exercise of stock options and SSARs and the vesting of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by either issuing new shares of authorized common stock or by issuing shares from treasury. As of June 30, 2017, the total number of shares authorized by shareholders for grants under the 2016 Plan and its predecessor plan was 1,200,000 plus any forfeitures from the 2006 Plan. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of June 30, 2017, cumulative grants of 41,756 equity instruments underlying the shares authorized have been awarded, and 52,169 of these instruments have been forfeited.

Restricted shares and most non-performance-based RSUs vest in full three years from the date of grant. RSUs granted to the Company’s Chief Executive Officer in February 2013 and to the Company’s Chief Operating Officer in February 2012 have longer vesting periods.  SSARs granted in prior years as part of the Company’s then customary annual award vest ratably over a five year period in a manner consistent with the vesting of stock options.  As of June 30, 2017 all stock options and SSARs are fully vested and exercised.

We account for share-based payments to employees, including grants of employee stock awards and purchases under employee stock purchase plans, in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values.  We determine the fair value of our market-based and performance-based RSUs at the date of grant using generally accepted valuation techniques and the closing market price of our stock. The fair value for the annual grant made in September 2016 was determined using a Monte Carlo simulation model incorporating the following factors:  90 day average stock price at the grant date of $96.56 a share, risk free rate of return of 0.88 percent, and expected volatility of 24.20 percent. Stock-based compensation cost is recognized as expense on an accelerated basis over the requisite service period for performance based awards.  The weighted-average fair value of RSUs granted during the years ended June 30, 2017, 2016, and 2015, was $104.45, $80.72, and $76.37, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No stock options or SSARs were granted during the years ended June 30, 2017, 2016 or 2015.  Activity for all outstanding SSARs and stock options, and the corresponding exercise price and fair value information, for the years ended June 30, 2017, 2016, and 2015, is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, June 30, 2014	91,950	37.67 – 59.30	48.77	17.02
Exercisable, June 30, 2014	91,950	37.67 – 59.30	48.77	17.02
Exercised	(44,290)	37.67 – 59.30	49.36	17.33
Forfeited	—	—	—	—
Expired	(5,000)	47.59	47.59	10.68
Outstanding, June 30, 2015	42,660	37.67 – 49.36	48.29	17.45
Exercisable, June 30, 2015	42,660	37.67 – 49.36	48.29	$17.45
Exercised	(35,860)	37.67 – 49.36	48.18	17.25
Forfeited	—	—	—	—
Expired	(6,800)	48.83	48.83	18.50
Outstanding, June 30, 2016	—	—	—	—
Exercisable, June 30, 2016	—	—	$—	$—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, June 30, 2017	—	—	—	—
Exercisable, June 30, 2017	—	—	$—	$—

Changes in the number of unvested restricted stock and RSUs during each of the years in the three-year period ended June 30, 2017, 2016, and 2015, together with the corresponding weighted-average fair values, are as follows:

	Restricted Stock and Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2014	838,242	$55.39
Granted	322,121	76.37
Vested	(250,613)	47.84
Forfeited	(45,184)	66.89
Unvested at June 30, 2015	864,566	64.79
Granted	275,117	$80.72
Vested	(209,448)	49.48
Forfeited	(56,381)	75.79
Unvested at June 30, 2016	873,854	$71.20
Granted	256,853	104.45
Vested	(233,296)	65.07
Forfeited	(62,804)	93.12
Unvested at June 30, 2017	834,607	$85.28

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding the cash proceeds received, and the intrinsic value and total tax benefits realized resulting from SSARs and stock option exercises is as follows (in thousands):

	Year ended June 30,
	2017	2016	2015
Cash proceeds received	$—	$—	$872
Intrinsic value realized	$—	$1,286	$1,646
Income tax benefit realized	$—	$465	$615

The total intrinsic value of RSUs that vested during the years ended June 30, 2017, 2016, and 2015 was $26.6 million, $18.4 million and $18.6 million, respectively, and the tax benefit realized was $4.8 million, $3.3 million and $7.0 million, respectively.

As of June 30, 2017, there was no unrecognized compensation cost related to SSARs and stock options and $34.2 million of unrecognized compensation cost related to restricted stock and RSUs scheduled to be recognized over a weighted-average period of 2.6 years.

Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP and DSPP in November 2002, and implemented these plans beginning July 1, 2003. There are 1,250,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of the quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of June 30, 2017, participants have purchased 1,112,695 shares under the ESPP, at a weighted-average price per share of $51.65. Of these shares, 40,989 were purchased by employees at a weighted-average price per share of $101.25 during the year ended June 30, 2017. During the year ended June 30, 2013, the Company established a 10b5-1 plan to facilitate the open market purchase of shares of Company stock to satisfy its obligations under the ESPP.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100 percent of their annual bonus. For the fiscal years ended June 30, 2017, 2016, and 2015, RSUs awarded in lieu of bonuses earned were granted at 85 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange.  RSUs granted under the MSPP vest at the earlier of 1) three years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock.  There were no DSPP awards outstanding during the year ended June 30, 2017.

Activity related to the MSPP during the year ended June 30, 2017 is as follows:

MSPP
RSUs outstanding, June 30, 2016	1,393
Granted	1,978
Issued	(204)
Forfeited	—
RSUs outstanding, June 30, 2017	3,167
Weighted average grant date fair value as adjusted for the applicable discount	$81.02

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and June 30, 2016, and the level they fall within the fair value hierarchy (in thousands):

			As of June 30,
	Financial Statement	Fair Value	2017	2016
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$14,889	$—
Contingent consideration	Other long-term liabilities	Level 3	$658	$15,171
Interest rate swap agreements	Other long-term assets	Level 2	$5,559	$—
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$3	$—
Interest rate swap agreements	Other long-term liabilities	Level 2	$3,110	$21,609

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Various acquisitions completed during FY2016 (see Note 4) contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two and three year periods subsequent to each acquisition.  The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the years ended June 30, 2017 and 2016, respectively, this remeasurement resulted in a $0.7 million increase to the liability recorded.

NOTE 23. EARNINGS PER SHARE

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Year ended June 30,
	2017	2016	2015
Net income attributable to CACI	$163,671	$142,799	$126,195
Weighted-average number of basic shares outstanding during the period	24,401	24,262	23,948
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	668	540	384
Dilutive effect of the warrants	—	—	56
Weighted-average number of diluted shares outstanding during the period	25,069	24,802	24,388
Basic earnings per share	$6.71	$5.89	$5.27
Diluted earnings per share	$6.53	$5.76	$5.17

There were no anti-dilutive common stock equivalents for the years ended June 30, 2017, 2016, and 2015 because the Company’s average stock price exceeded the exercise price of all shares outstanding. The calculation of diluted earnings per share for the year ended June 30, 2017 includes the shares underlying the performance-based RSUs granted in September 2016, September 2015 and September 2014.  During the year ended June 30, 2015 the Company issued 0.5 million shares of common stock for settlement of its warrants. Pursuant to the terms of the warrant transaction, the warrants settled daily over 90 trading days which began in August 2014 and end in December 2014. The contingently issuable shares that may have resulted from the maturity of the warrants were included in the computation of diluted earnings per share because the Company’s average stock price during the first and second quarters of the year ended June 30, 2015 was greater than the warrants’ exercise price of $68.31.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24. QUARTERLY FINANCIAL DATA (UNAUDITED)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended June 30, 2017 and 2016, are presented below (in thousands except per share data).

	Year ended June 30, 2017
	First	Second	Third	Fourth
Revenue	$1,073,280	$1,057,530	$1,086,418	$1,137,389
Income from operations	$69,658	$80,255	$67,254	$80,094
Net income attributable to CACI	$36,663	$42,420	$40,357	$44,231
Basic earnings per share	$1.51	$1.74	$1.65	$1.81
Diluted earnings per share	$1.47	$1.69	$1.61	$1.76
Weighted-average shares outstanding:
Basic	24,340	24,387	24,419	24,459
Diluted	24,928	25,069	25,106	25,172

	Year ended June 30, 2016
	First	Second	Third	Fourth
Revenue	$822,442	$830,437	$977,274	$1,113,900
Income from operations	$64,508	$55,482	$63,676	$81,084
Net income attributable to CACI	$34,632	$30,452	$34,116	$43,599
Basic earnings per share	$1.43	$1.26	$1.41	$1.79
Diluted earnings per share	$1.40	$1.23	$1.38	$1.75
Weighted-average shares outstanding:
Basic	24,208	24,246	24,277	24,319
Diluted	24,721	24,786	24,801	24,900

SCHEDULE II

CACI INTERNATIONAL INC

VALUATION AND QUALIFYING ACCOUNTS

FOR YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands)

	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2017
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$2,997	$1,293	$(690)	$(49)	$3,551
2016
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,282	$536	$(497)	$(324)	$2,997
2015
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,734	$800	$(1,055)	$(197)	$3,282

Items included as “Other Changes” primarily includes foreign currency exchange differences.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 21st day of August 2017.

CACI International Inc
Registrant

Date: August 21, 2017	By:
/s/ Kenneth Asbury
Kenneth Asbury President Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ KENNETH ASBURY Kenneth Asbury	President, Chief Executive Officer and Director (Principal Executive Officer)	August 21, 2017

/s/ THOMAS A. MUTRYN Thomas A. Mutryn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 21, 2017

/s/ GREGORY W. BUCKIS, SR. Gregory W. Buckis, Sr.	Senior Vice President, Corporate Controller (Principal Accounting Officer)	August 21, 2017

/s/ DR. J. P. LONDON Dr. J. P. London	Chairman of the Board, Executive Chairman	August 21, 2017

/s/ MICHAEL A. DANIELS Michael A. Daniels	Director	August 21, 2017

/s/ JAMES S. GILMORE, III James S. Gilmore, III	Director	August 21, 2017

/s/ WILLIAM L. JEWS William L. Jews	Director	August 21, 2017

/s/ GREGORY G. JOHNSON Adm Gregory G. Johnson, USN (Ret.)	Director	August 21, 2017

/s/ JAMES L. PAVITT James L. Pavitt	Director	August 21, 2017

/s/ DR. WARREN R. PHILLIPS Dr. Warren R. Phillips	Director	August 21, 2017

/s/ CHARLES P. REVOILE Charles P. Revoile	Director	August 21, 2017

/s/ WILLIAM S. WALLACE Gen William S. Wallace, USA (Ret.)	Director	August 21, 2017