Form 10-Q
period 2017-09-30
CACI INTERNATIONAL INC /DE/
filed 2017-11-06
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of October 31, 2017: CACI International Inc Common Stock, $0.10 par value, 24,621,102 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2017	2016
Revenue	$1,085,814	$1,073,280
Costs of revenue:
Direct costs	739,678	728,221
Indirect costs and selling expenses	261,244	257,338
Depreciation and amortization	17,588	18,063
Total costs of revenue	1,018,510	1,003,622
Income from operations	67,304	69,658
Interest expense and other, net	11,247	12,489
Income before income taxes	56,057	57,169
Income taxes	14,011	20,506
Net income	$42,046	$36,663
Basic earnings per share	$1.72	$1.51
Diluted earnings per share	$1.67	$1.47
Weighted-average basic shares outstanding	24,487	24,340
Weighted-average diluted shares outstanding	25,243	24,928

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	September 30,
	2017	2016
Net income	$42,046	$36,663
Other comprehensive income (loss):
Foreign currency translation adjustment	4,363	(3,702)
Change in fair value of interest rate swap agreements, net of tax	508	2,854
Other comprehensive income (loss), net of tax	4,871	(848)
Comprehensive income	$46,917	$35,815

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	September 30,	June 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$67,043	$65,539
Accounts receivable, net	788,788	757,341
Prepaid expenses and other current assets	77,398	57,022
Total current assets	933,229	879,902
Goodwill	2,580,430	2,577,435
Intangible assets, net	226,108	235,371
Property and equipment, net	94,920	91,749
Supplemental retirement savings plan assets	92,344	91,367
Accounts receivable, long-term	7,801	7,886
Other long-term assets	31,181	27,372
Total assets	$3,966,013	$3,911,082
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$67,456	$53,965
Accounts payable	125,111	62,874
Accrued compensation and benefits	241,162	239,741
Other accrued expenses and current liabilities	175,495	170,164
Total current liabilities	609,224	526,744
Long-term debt, net of current portion	1,101,724	1,177,598
Supplemental retirement savings plan obligations, net of current portion	85,280	81,823
Deferred income taxes	284,425	273,320
Other long-term liabilities	50,874	57,876
Total liabilities	2,131,527	2,117,361
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,053 shares issued and 24,618 outstanding at September 30, 2017 and 41,896 shares issued and 24,462 outstanding at June 30, 2017	4,205	4,190
Additional paid-in capital	562,912	569,080
Retained earnings	1,867,665	1,825,619
Accumulated other comprehensive loss	(24,245)	(29,116)
Treasury stock, at cost (17,434 and 17,435 shares, respectively)	(576,186)	(576,187)
Total CACI shareholders’ equity	1,834,351	1,793,586
Noncontrolling interest	135	135
Total shareholders’ equity	1,834,486	1,793,721
Total liabilities and shareholders’ equity	$3,966,013	$3,911,082

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,046	$36,663
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	17,588	18,063
Amortization of deferred financing costs	1,108	1,128
Loss on disposal of fixed assets	—	727
Stock-based compensation expense	6,351	4,897
Deferred income tax expense	10,738	11,846
Equity in earnings of unconsolidated ventures	—	(103)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(30,027)	63,292
Prepaid expenses and other assets	(14,302)	(13,012)
Accounts payable and other accrued expenses	67,689	(41,642)
Accrued compensation and benefits	(12,696)	(11,418)
Income taxes payable and receivable	(12,237)	(14,421)
Supplemental retirement savings plan obligations and other long-term liabilities	3,435	1,757
Net cash provided by operating activities	79,693	57,777
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,512)	(11,235)
Cash paid for business acquisitions, net of cash acquired	(406)	(2,921)
Proceeds from net working capital refund of acquired business	—	13,619
Proceeds from equity method investments	—	4,681
Other	217	481
Net cash (used in) provided by investing activities	(7,701)	4,625
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	145,000	164,000
Principal payments made under bank credit facilities	(208,491)	(222,491)
Payment of contingent consideration	(3,581)	—
Proceeds from employee stock purchase plans	1,300	1,182
Repurchases of common stock	(1,210)	(1,085)
Payment of taxes for equity transactions	(4,384)	(2,848)
Net cash used in financing activities	(71,366)	(61,242)
Effect of exchange rate changes on cash and cash equivalents	878	(574)
Net increase in cash and cash equivalents	1,504	586
Cash and cash equivalents, beginning of period	65,539	49,082
Cash and cash equivalents, end of period	$67,043	$49,668
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$15,410	$23,054
Cash paid during the period for interest	$10,532	$11,524
Non-cash financing and investing activities:
Accrued capital expenditures	$3,264	$1,434

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of September 30, 2017 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 5 and 11.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2017.  The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

2.	Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-01, Clarifying the Definition of a Business, which revises the definition of a business and provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2017. The Company believes that the evaluation of whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses will be simplified under the new standard.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended (ASC 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. On July 9, 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017, using either a full retrospective approach or a modified approach.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

3.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30,	June 30,
	2017 (1)	2017
Intangible assets
Customer contracts and related customer relationships	$408,554	$635,895
Acquired technologies	9,477	28,503
Covenants not to compete	310	3,305
Other	800	1,545
Intangible assets	419,141	669,248
Less accumulated amortization
Customer contracts and related customer relationships	(184,664)	(402,934)
Acquired technologies	(7,678)	(26,542)
Covenants not to compete	(306)	(3,288)
Other	(385)	(1,113)
Accumulated amortization	(193,033)	(433,877)
Total intangible assets, net	$226,108	$235,371

__________________

(1)	During the first quarter of FY18, the Company wrote off $250.7 million in fully amortized intangible assets.

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to fifteen years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of September 30, 2017 is 14.2 years, and the weighted-average remaining period of amortization is 11.0 years.  The weighted-average period of amortization for acquired technologies as of September 30, 2017 is 9.5 years, and the weighted-average remaining period of amortization is 6.2 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2018, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2018 (nine months)	$26,888
2019	31,631
2020	27,153
2021	23,952
2022	20,657
Thereafter	95,827
Total intangible assets, net	$226,108

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.	Goodwill

The changes in the carrying amount of goodwill for the year ended June 30, 2017 and the three months ended September 30, 2017 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2016	$2,487,148	$98,195	$2,585,343
Goodwill acquired (1)	(7,652)	2,220	(5,432)
Foreign currency translation	—	(2,476)	(2,476)
Balance at June 30, 2017	2,479,496	97,939	2,577,435
Foreign currency translation	—	2,995	2,995
Balance at September 30, 2017	$2,479,496	$100,934	$2,580,430

__________________

(1)	Includes goodwill initially allocated to new business acquisitions as well as purchase accounting adjustments.

5.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	June 30,
	2017	2017
Bank credit facility – term loans	$965,376	$978,867
Bank credit facility – revolver loans	215,000	265,000
Principal amount of long-term debt	1,180,376	1,243,867
Less unamortized debt issuance costs	(11,196)	(12,304)
Total long-term debt	1,169,180	1,231,563
Less current portion	(67,456)	(53,965)
Long-term debt, net of current portion	$1,101,724	$1,177,598

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $850.0 million. As of September 30, 2017, the Company had $215.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $13.5 million through June 30, 2018 and $27.0 million thereafter until the balance is due in full on June 1, 2020. As of September 30, 2017, the Company had $965.4 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of September 30, 2017, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 3.26 percent.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of September 30, 2017, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.

Cash Flow Hedges

The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations.  The Company has entered into several floating-to-fixed interest rate swap agreements for an aggregate notional amount of $800.0 million which hedge a portion of the Company’s floating rate indebtedness.  The swaps mature at various dates through 2022.  The Company has designated the swaps as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these swaps are designated as effective or ineffective. Realized gains and losses in connection with each required interest payment are reclassified from accumulated other comprehensive income or loss to interest expense.  The Company does not hold or issue derivative financial instruments for trading purposes.

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended
	September 30,
	2017	2016
Gain (loss) recognized in other comprehensive income	$(346)	$605
Amounts reclassified to earnings from accumulated other comprehensive loss	854	2,249
Net current period other comprehensive income	$508	$2,854

The aggregate maturities of long-term debt at September 30, 2017 are as follows (in thousands):

Twelve months ending September 30,
2018	$67,456
2019	107,930
2020	1,004,990
Principal amount of long-term debt	1,180,376
Less unamortized debt issuance costs	(11,196)
Total long-term debt	$1,169,180

6.	Commitments and Contingencies

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services.  The DCAA is nearing completion of audits of the Company’s incurred cost submissions for its fiscal years 2012 and 2013, and continues its audits of incurred cost submission for fiscal years 2011 through 2013 associated with CACI’s acquisition of NSS.  An intelligence agency just recently completed its audit of direct costs on selected contracts for fiscal years 2013 through 2015.  We are still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believe our reserves for such are adequate. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

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

7.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended
	September 30,
	2017	2016
Stock-based compensation related to RSUs included in indirect costs and selling expense	$6,351	$4,897
Income tax benefit recognized for stock-based compensation expense	$1,587	$1,757

Under the terms of the 2016 Amended and Restated Incentive Compensation Plan (the 2016 Plan), the Company may issue, among others, non-qualified stock options, restricted stock, RSUs, SSARs, and performance awards, collectively referred to herein as equity instruments. The 2016 Plan was approved by the Company’s stockholders in November 2016 and amended and restated the 2006 Stock Incentive Plan (the 2006 Plan) which was due to expire at the end of the ten-year period. Previous grants that were made under the 2006 Plan, and equity instruments granted prior to approval of the 2016 Plan continue to be governed by the terms of the 2006 Plan. During the periods presented all equity instrument grants were made in the form of RSUs.  Other than performance-based RSUs (PRSUs) which contain a market-based element, the fair value of RSU grants was determined based on the closing price of a share of the Company’s common stock on the date of grant. The fair value of RSUs with market-based vesting features was also measured on the grant date, but was done so using a binomial lattice model.

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

In September 2014, the Company made its annual grant to key employees consisting of 180,570 PRSUs.  The final number of such PRSUs that are earned by participants and vest is based on the achievement of a specified earnings per share (EPS) for the year ended June 30, 2015 and on the average share price of Company stock for the 90 day period ending September 23, 2015, 2016 and 2017 as compared to the average share price for the 90 day period ended September 23, 2014.  The specified EPS for the year ended June 30, 2015 was met and the average share price of the Company’s stock for the 90 day periods ending September 23, 2015, 2016 and 2017 exceeded the average share price of the Company’s stock for the 90 day period ended September 23, 2014, resulting in an additional 63,642 RSUs earned by participants.

In September 2015, the Company made its annual grant to key employees consisting of 208,160 PRSUs.  The final number of such PRSUs that are earned by participants and vest is based on the achievement of a specified EPS for the year ending June 30, 2016 and on the average share price of Company stock for the 90 day periods ending September 18, 2016, 2017 and 2018 as compared to the average share price for the 90 day period ended September 18, 2015.  The specified EPS for the year ended June 30, 2016 was met and the average share price of the Company’s stock for the 90 day period ending September 18, 2016 and 2017 exceeded the average share price of the Company’s stock for the 90 day period ended September 18, 2015, resulting in an additional 48,068 RSUs earned by participants.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In September 2016, the Company made its annual grant to key employees consisting of 193,420 PRSUs.  The final number of such PRSUs that are earned by participants and vest is based on the achievement of a specified EPS for the year ended June 30, 2017 and on the average share price of Company stock for the 90 day period ending September 30, 2017, 2018 and 2019 as compared to the average share price for the 90 day period ended September 30, 2016.  The specified EPS for the year ended June 30, 2017 was met and the average share price of the Company’s stock for the 90 day period ending September 30, 2017 exceeded the average share price of the Company’s stock for the 90 day period ended September 30, 2016, resulting in an additional 21,824 RSUs earned by participants.

In September 2017, the Company made its annual grant to key employees consisting of 146,550 PRSUs.  The final number of such PRSUs that are earned by participants and vest is based on the achievement of a specified EPS for the year ended June 30, 2018 and on the average share price of Company stock for the 90 day period ending September 15, 2018, 2019 and 2020 as compared to the average share price for the 90 day period ended September 15, 2017.  If the specified EPS for the year ended June 30, 2018 is met and if the average share price of the Company’s stock for the 90 day period ending September 15, 2018, 2019 and 2020 exceeds the average share price of the Company’s stock for the 90 day period ended September 15, 2017 by 100 percent or more, then an additional 146,550 could be earned by participants.  This is the maximum number of additional RSUs that can be earned related to the September 2017 annual grant.  In addition to the performance and market conditions, there is a service vesting condition which stipulates that 50 percent of the earned award will vest on October 1, 2020 and 50 percent of the earned award will vest on October 1, 2021, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon retirement or certain other events.

As of September 30, 2017, the total number of shares authorized by shareholders for grants under the 2016 Plan and its predecessor plan is 1,200,000 plus any forfeitures from the 2006 Plan. The aggregate number of grants that may be made may exceed this approved amount as forfeited SSARs, stock options, restricted stock and RSUs, and vested but unexercised SSARs and stock options that expire, become available for future grants. As of September 30, 2017, cumulative grants of 259,621 equity instruments underlying the shares authorized have been awarded, and 64,730 of these instruments have been forfeited.

Activity related to RSUs during the three months ended September 30, 2017 is as follows:

RSUs
Unvested at June 30, 2017	834,607
Granted	217,865
Vested	(248,671)
Forfeited	(12,561)
Unvested at September 30, 2017	791,240
Weighted-average grant date fair value for RSUs	$151.33

As of September 30, 2017, there was $51.1 million of total unrecognized compensation costs related to RSUs scheduled to be recognized over a weighted-average period of 3.1 years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.	Earnings Per Share

ASC 260, Earnings Per Share (ASC 260), requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive. Using the treasury stock method, diluted earnings per share include the incremental effect of RSUs that are no longer subject to a market or performance condition.  The PRSUs granted in September 2017 are excluded from the calculation of diluted earnings per share as the underlying shares are considered to be contingently issuable shares. These shares will be included in the calculation of diluted earnings per share beginning in the first reporting period in which the performance metric is achieved. The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2017	2016
Net income	$42,046	$36,663
Weighted-average number of basic shares outstanding during the period	24,487	24,340
Dilutive effect of RSUs after application of treasury stock method	756	588
Weighted-average number of diluted shares outstanding during the period	25,243	24,928
Basic earnings per share	$1.72	$1.51
Diluted earnings per share	$1.67	$1.47

9.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company is currently under examination by two state jurisdictions for the years 2010 through 2017.  The Company does not expect resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of September 30, 2017 and June 30, 2017 was $1.7 million for both periods. The $1.7 million unrecognized tax benefit at September 30, 2017, if recognized, would impact the Company’s effective tax rate.

The effective tax rate was 25.0 percent and 35.9 percent during the three months ended September 30, 2017 and 2016, respectively. Excess tax benefits under ASU 2016-09 reduced the effective tax rate during the three months ended September 30, 2017 and 2016 by 11.8 percent and 1.5 percent, respectively.  We do not expect any other tax rate changes due to vesting of stock compensation in FY18.  The effective tax rate for both periods was also reduced by gains from the change in value of assets invested in corporate owned life insurance (COLI) policies.  If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters for the year ending June 30, 2018.  The tax rate for the three months ended September 30, 2017 was also favorably effected by the research and development tax credit

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

	Domestic Operations	International Operations	Total
Three Months Ended September 30, 2017
Revenue from external customers	$1,050,883	$34,931	$1,085,814
Net income	38,833	3,213	42,046
Three Months Ended September 30, 2016
Revenue from external customers	$1,038,891	$34,389	$1,073,280
Net income	33,642	3,021	36,663

11.	Fair Value of Financial Instruments

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

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and June 30, 2017, and the level they fall within the fair value hierarchy (in thousands):

			September 30,	June 30,
	Financial Statement	Fair Value	2017	2017
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$11,063	$14,889
Contingent consideration	Other long-term liabilities	Level 3	$—	$658
Interest rate swap agreements	Other long-term assets	Level 2	$5,546	$5,559
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$202	$3
Interest rate swap agreements	Other long-term liabilities	Level 2	$2,061	$3,110

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Various acquisitions completed during prior fiscal years contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two and three year periods subsequent to each acquisition.  The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the three months ended September 30, 2017 and 2016, respectively, this remeasurement resulted in a $0.9 million and $0.4 million change to the liability recorded.

12.	Subsequent Events

On October 1, 2017, CACI Limited acquired 100 percent of the outstanding shares of a United Kingdom IT consulting services and software engineering company. The purchase consideration is approximately $8.8 million, which includes initial cash payments, deferred consideration and an estimated net working capital payment.

On November 1, 2017, CACI Limited acquired 100 percent of the outstanding shares of a London-based software and mapping data company.  The company provides geographical information systems, logistics and route optimization software and related map data.  The purchase consideration is approximately $6.6 million, which includes initial cash payments, deferred consideration and an estimated net working capital payment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such statements are subject to factors that could cause actual results to differ materially from anticipated results.  The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: legal, regulatory, and political change as a result of transitioning to a new presidential administration that could result in economic uncertainty; changes in U.S. federal agencies, current agreements with other nations, foreign events, or any other events which may affect the global economy; regional and national economic conditions in the United States and globally; terrorist activities or war; changes in interest rates; currency fluctuations; significant fluctuations in the equity markets; changes in our effective tax rate; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns under the Budget Control Act of 2011 (BCA), or any legislation that amends or changes discretionary spending levels under that act; changes in budgetary priorities or in the event of a priority need for funds, such as homeland security; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government audits and reviews conducted by the Defense Contract Audit Agency, the Defense Contract Management Agency, or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, and (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; the ability to successfully integrate the operations of our recent and any future acquisitions; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our SEC filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

During the three months ended September 30, 2017, 94.0 percent of our revenue was derived from contracts with U.S. government agencies versus 93.7 percent in same period in 2016.  These were derived through both prime and subcontractor relationships.  We also provide services to commercial customers, and through our international operations, to non-U.S. government agencies.  We provide our services and solutions to our customers in the following market areas:

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

•

Cyber Security – CACI’s cyber security solutions combine years of cyber and electronic warfare experience with cutting-edge signals intelligence and radio frequency (RF) expertise. We help protect vulnerable platforms – including airplanes, cell phones, weapons systems, and unmanned aerial vehicles – from cyber attacks, and provide comprehensive cyber support to a number of federal customers and the Intelligence Community (IC). We also have a world-class cyber team that provides tailored support to the IC and Department of Defense (DoD). CACI’s full spectrum cyber security capabilities span platform defense and exploitation, advanced network operations, and cyber engineering of resilient systems. Our rapid research and development, prototyping, and integration capabilities enable us to combat shifting and emerging threats.

•

Enterprise Information Technology (IT) – CACI’s Enterprise IT solutions enable our customers’ missions. Our experts secure operational IT environments in the defense, intelligence, homeland security, and civilian communities. We provide tailored, end-to-end, enterprise-wide information solutions and services for the design, development, integration, deployment, operations and management, sustainment, and security of our customers’ IT solutions. Our solutions include cloud-powered solutions; performance-based service management; development operations and mobility; defensive cyber; end-user services; and infrastructure services. We support customers in the adoption of virtualized cloud services and mobile solutions that are revolutionizing the efficiency, reliability, and cost-effectiveness of IT services. We provide managed services and technical services that enhance efficiency, improve mission uptime, and reduce costs. Our operational, analytic, consulting, and transformational services use industry leading-edge practices, standards, and innovations to enable and optimize the full lifecycle of the enterprise IT environment.

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

•

Space Operations and Resiliency – CACI provides the advanced technology and mission support capabilities required to launch, operate, and exploit systems in the space domain. Our unique solutions predict outcomes, allowing decision-makers more time and better options for executing the mission. Our advanced analytics capabilities are used across the mission space ranging from the execution of launch operations planning to the mission management of complex on orbit systems.  We utilize advanced big data and deep learning solutions to enhance the ability of our mission partners to solve their most complex problems. We also provide Engineering, Logistics and Modification solutions to globally deployed ground systems used to provide critical mission capabilities to ongoing missions as well as launch and early orbit events.

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

We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration.  Since March 2013, the federal government has been operating under sequestration required by the BCA.  Under sequestration, constraints on discretionary expenditures have taken place each of the government’s fiscal years since 2013 and, unless the BCA is amended or repealed, will continue through the government’s Fiscal Year 2021.  At the end of October 2015, the Bipartisan Budget Act of 2015 (BBA) was passed and signed into law, which raised the discretionary spending caps under the BCA in the government’s Fiscal Years 2016 and 2017, respectively.  During the government’s Fiscal Year 2017, the U.S. Government operated under a series of continuing resolutions (CRs) until early May and under omnibus appropriations legislation from then until September 30, 2017.  On September 8, 2017, the president signed into law a CR that will keep the government operating through December 8, 2017.  Before the December 8, 2017, Congress must pass and the president must sign legislation that will fund federal agencies and programs either by discretionary funding through annual appropriations acts or interim CRs or experience serious funding issues.  When federal agencies and programs lack either appropriated or interim funding, they experience a funding gap and, under the Anti-deficiency Act they must cease operations, or shutdown, except in certain emergency situations or when law authorizes continued activity.  If there is a delay in paying for all federal obligations, it is expected that this would result in significant economic and financial consequences to federal programs and the federal government’s ability to borrow in the future.  Government shutdowns necessitate furloughs of several hundred thousand federal employees, require cessation or reduction of many government activities, and affect numerous sectors of the economy.  To mitigate the possibility of these events from happening, on September 8, 2017 Congress passed and the president signed into law legislation that suspended the debt limit until December 8, 2017.  We expect that Congress will address the debt limit issue prior to that date.  We expect that steps Congress will take to address the above legislation and events will have an impact on contracts and task orders we hold, and may receive, to continue throughout our FY18.

We are continuously reviewing our operations in an attempt to identify those programs that are potentially at risk from the consequences of sequestration beyond the coverage of the current legislation so that we can make appropriate contingency plans, should that be necessary.

We also continue to face some uncertainties due to the current general business environment, and we continue to see protests of major contract awards and delays in government procurement activities.  In addition, many of our federal government contracts require us to employ personnel with security clearances, specific levels of education and work experience.  Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense.  Additional factors that could affect our federal government contracting business include an increase in set-asides for small businesses and a shift in budgetary priorities limiting or delaying federal government spending in general.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,				Change
(dollars in thousands)	2017		2016		$	%
Department of Defense	$714,053	65.8%	$692,203	64.5%	$21,850	3.2%
Federal civilian agencies	306,536	28.2	313,793	29.2	(7,257)	(2.3)
Commercial and other	65,225	6.0	67,284	6.3	(2,059)	(3.1)
Total	$1,085,814	100.0%	$1,073,280	100.0%	$12,534	1.2%

For the three months ended September 30, 2017, total revenue increased by 1.2 percent, or $12.5 million, compared to the same period a year ago.  This growth in revenue resulted primarily from new business offset by contract completions.

DoD revenue increased 3.2 percent, or $21.9 million, for the three months ended September 30, 2017, as compared to the same period a year ago primarily due to expanded customer requirements and other DoD agency contract awards.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies decreased 2.3 percent, or $7.3 million, for the three months ended September 30, 2017, as compared to the same period a year ago.  This decrease was primarily attributable to reduced material sales and customer requirements offset by growth in security services support.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue decreased 3.1 percent, or $2.1 million for the three months ended September 30, 2017, as compared to the same period a year ago, primarily from our international and domestic technology services and cyber security products.  This decrease was attributable to decreased state and local technology contract support.  Commercial revenue and other is derived from both international and domestic operations.  Of the total commercial and other revenue, international operations accounted for 53.6 percent, or $34.9 million for the three months ended September 30, 2017 as compared to 51.1 percent or $34.4 million over the same period a year ago due to growth of managed services business from acquisitions.  Domestic operations accounted for 46.4 percent or $30.3 million as compared to 48.9 percent or $32.9 million over those same periods due to reduced technology support on state and local contracts.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the three months ended September 30, 2017 and 2016, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	September 30,		September 30,		Change
(dollars in thousands)	2017	2016	2017	2016	$	%
Revenue	$1,085,814	$1,073,280	100.0%	100.0%	$12,534	1.2%
Costs of revenue
Direct costs	739,678	728,221	68.1	67.8	11,457	1.6
Indirect costs and selling expenses	261,244	257,338	24.1	24.0	3,906	1.5
Depreciation and amortization	17,588	18,063	1.6	1.7	(475)	(2.6)
Total costs of revenue	1,018,510	1,003,622	93.8	93.5	14,888	1.5
Income from operations	67,304	69,658	6.2	6.5	(2,354)	(3.4)
Interest expense and other, net	11,247	12,489	1.0	1.2	(1,242)	(9.9)
Income before income taxes	56,057	57,169	5.2	5.3	(1,112)	(1.9)
Income taxes	14,011	20,506	1.3	1.9	(6,495)	(31.7)
Net income	$42,046	$36,663	3.9	3.4	$5,383	14.7

Income from operations for the three months ended September 30, 2017 was $67.3 million. This was a decrease of $2.4 million, or 3.4 percent, from income from operations of $69.7 million for the three months ended September 30, 2016. Our operating margin of 6.2 percent for the period ended September 30, 2017 decreased from 6.5 percent during the period ended September 30, 2016. This decrease is due to a reduced direct labor partially from contract completions and investments in growth and efficiency initiatives.

As a percentage of revenue, direct costs were 68.1 percent and 67.8 percent for the three months ended September 30, 2017 and 2016, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontracted labor and material purchases.  ODCs are common in our industry and may vary from period to period.  The single largest component of direct costs, direct labor was $321.6 million and $334.9 million for the three months ended September 30, 2017 and 2016, respectively.  The decrease in direct labor was primarily driven by reduced customer requirements and partially from contract completions.  ODCs were $418.1 million and $393.3 million during the three months ended September 30, 2017 and 2016, respectively.  The increase in ODCs was primarily driven by increases in subcontract work and material purchases.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor, and other discretionary expenses.  Indirect costs and selling expenses increased $3.9 million or 1.5 percent comparing the three months ended September 30, 2017 to the three months ended September 30, 2016.  This was primarily due to increases within our fringe benefits and consulting costs for growth and efficiency initiatives.

Depreciation and amortization expense decreased $0.5 million or 2.6 percent for the three months ended September 30, 2017 as compared to the same period a year ago.  This decrease was primarily due to the run-off of amortization expense related to prior acquisitions.

Interest expense and other, net decreased $1.2 million or 9.9 percent during the three months ended September 30, 2017 as compared to the same period a year ago.  The decrease primarily relates to lower outstanding debt balances partially offset by higher interest rates on our variable rate debt.

The effective tax rate was 25.0 percent and 35.9 percent during the three months ended September 30, 2017 and 2016, respectively. Excess tax benefits under ASU 2016-09 reduced the effective tax rate during the three months ended September 30, 2017 and 2016 by 11.8 percent and 1.5 percent, respectively, as a result of an improvement in the company stock price impacting the value of vested shares granted.  Changes in the stock price at vesting compared to the stock price at issuance will cause our effective tax rate to fluctuate in future periods.  Stock vesting primarily occurs in September.  The effective tax rate for both periods was also reduced by gains from the change in value of assets invested in COLI policies.  If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters for the year ending June 30, 2018.  The tax rate for the three months ended September 30, 2017 was also favorably effected by the research and development tax credit.

Liquidity and Capital Resources

As of September 30, 2017, the aggregate amount of committed financing under our Credit Facility was $1,981.3 million, which included an $850.0 million revolving credit facility, and a $1,131.3 million term loan.  The Credit Facility matures on June 1, 2020.

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of September 30, 2017, we had $215.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $13.5 million through June 30, 2018 and $27.0 million thereafter until the balance is due in full on June 1, 2020.  As of September 30, 2017, $965.4 million was outstanding under the Term Loan.

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

Cash and cash equivalents were $67.0 million and $65.5 million as of September 30, 2017 and June 30, 2017, respectively. Our operating cash flow was $79.7 million for the three months ended September 30, 2017 compared to $57.8 million for the same period a year ago. The year-over-year increase is primarily due to the timing of vendor payables and receivable collections. Days-sales outstanding (DSO) was 64 days at September 30, 2017, compared to 59 days at September 30, 2016 due to normal fluctuations in collections.

Cash used in investing activities was $7.7 million during the three months ended September 30, 2017 while cash provided by investing activities was $4.6 million for the three months ended September 30, 2016.  For the three months ended September 30, 2016 we received a net working capital refund from our NSS acquisition of $13.6 million.  We also received $4.7 million of capital contributions relating to our joint ventures.  We had no similar proceeds during the three months ended September 30, 2017.  Purchases of office and computer related equipment were $7.5 million and $11.2 million as of September 30, 2017 and 2016, respectively.  This decrease in purchases was primarily related to nonrecurring FY17 facility build out costs for the renovation of our leased facility in Chantilly, Virginia.

Cash flows used in financing activities were $71.4 and $61.2 million during the three months ended September 30, 2017 and September 30, 2016, respectively.  During the three months ended September 30, 2017 and September 30, 2016 we had net payments under our credit facility of $63.5 million and $58.5 million, respectively. During the three months ended September 30, 2017 and September 30, 2016 we also used cash within financing activities of $4.4 million and $2.8 million to pay taxes on equity transactions.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, motor vehicles in the U.K., and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2017. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of September 30, 2017, we had an outstanding letter of credit of $0.4 million. We have no other material off-balance sheet financing arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $800.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the three months ended September 30, 2017 would have fluctuated by approximately $1.1 million.

Approximately 3.2 percent of our total revenue in three months ended September 30, 2017 and 2016, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2017, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $29.8 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at September 30, 2017.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2017.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Al Shimari, et al. v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2017 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio.  The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc.  Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees.

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

On July 23, 2015, Plaintiffs filed a Notice of Appeal of the district court’s June 2015 decision.  On October 21, 2016, the Court of Appeals vacated and remanded the District Court’s judgment with instructions for the District Court to make further determinations regarding the political question doctrine.  The District Court conducted an initial status conference on December 16, 2016.  On June 9, 2017, the District Court dismissed Plaintiff Rashid without prejudice from the action based upon his inability to participate.  On July 19, 2017, CACI Premier Technology, Inc. filed a motion to dismiss the action on numerous legal grounds.  The Court held a hearing on that motion on September 22, 2017, and denied the motion pending issuance of a written decision.

Abbass, et al v. CACI Premier Technology, Inc. and CACI International Inc, Case No. 1:13CV1186-LMB/JFA (EDVA)

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2017 for the most recently filed information concerning the suit filed in the United States District Court for the Eastern District of Virginia.  The lawsuit names CACI International Inc and CACI Premier Technology, Inc. as Defendants.  Plaintiffs seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Since the filing of Registrant’s report described above, the case remains stayed pending the outcome in the Al Shimari appeal.

We are vigorously defending the above-described legal proceedings, and, based on our present knowledge of the facts, believe the lawsuits are completely without merit.

Item 1A.  Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2017. There have been no material changes from the risk factors described in that report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2017	9,482	$127.62	1,122,177	127,823
August 2017	—	—	—	—
September 2017	—	—	—	—
Total	9,482	$127.62	1,122,177	127,823

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

101

The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: November 6, 2017	By:	/s/ Kenneth Asbury
Kenneth Asbury
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2017	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 6, 2017	By:	/s/ Gregory W. Buckis, Sr.
Gregory W. Buckis, Sr.
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)