Form 10-Q
period 2017-12-31
CACI INTERNATIONAL INC /DE/
filed 2018-02-01
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of January 24, 2018: CACI International Inc Common Stock, $0.10 par value, 24,627,905 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2017	2016
Revenue	$1,087,860	$1,057,530
Costs of revenue:
Direct costs	727,160	705,321
Indirect costs and selling expenses	254,180	253,822
Depreciation and amortization	18,258	18,132
Total costs of revenue	999,598	977,275
Income from operations	88,262	80,255
Interest expense and other, net	10,956	12,325
Income before income taxes	77,306	67,930
Income tax expense (benefit)	(65,489)	25,510
Net income	$142,795	$42,420
Basic earnings per share	$5.80	$1.74
Diluted earnings per share	$5.66	$1.69
Weighted-average basic shares outstanding	24,622	24,387
Weighted-average diluted shares outstanding	25,211	25,069

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	December 31,
	2017	2016
Revenue	$2,173,674	$2,130,810
Costs of revenue:
Direct costs	1,466,838	1,433,542
Indirect costs and selling expenses	515,424	511,160
Depreciation and amortization	35,846	36,195
Total costs of revenue	2,018,108	1,980,897
Income from operations	155,566	149,913
Interest expense and other, net	22,203	24,814
Income before income taxes	133,363	125,099
Income tax expense (benefit)	(51,478)	46,016
Net income	$184,841	$79,083
Basic earnings per share	$7.53	$3.25
Diluted earnings per share	$7.33	$3.16
Weighted-average basic shares outstanding	24,555	24,363
Weighted-average diluted shares outstanding	25,228	24,998

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net income	$142,795	$42,420	$184,841	$79,083
Other comprehensive income:
Foreign currency translation adjustment	1,191	(6,424)	5,554	(10,126)
Change in fair value of interest rate swap agreements, net of tax	2,613	10,045	3,121	12,899
Other comprehensive income, net of tax	3,804	3,621	8,675	2,773
Comprehensive income	$146,599	$46,041	$193,516	$81,856

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	December 31,	June 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$56,328	$65,539
Accounts receivable, net	758,141	757,341
Prepaid expenses and other current assets	73,697	57,022
Total current assets	888,166	879,902
Goodwill	2,614,294	2,577,435
Intangible assets, net	244,072	235,371
Property and equipment, net	101,470	91,749
Supplemental retirement savings plan assets	91,755	91,367
Accounts receivable, long-term	8,177	7,886
Other long-term assets	36,199	27,372
Total assets	$3,984,133	$3,911,082
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$80,947	$53,965
Accounts payable	91,056	62,874
Accrued compensation and benefits	234,999	239,741
Other accrued expenses and current liabilities	166,359	170,164
Total current liabilities	573,361	526,744
Long-term debt, net of current portion	1,070,846	1,177,598
Supplemental retirement savings plan obligations, net of current portion	87,593	81,823
Deferred income taxes	192,688	273,320
Other long-term liabilities	72,825	57,876
Total liabilities	1,997,313	2,117,361
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,059 shares issued and 24,625 outstanding at December 31, 2017 and 41,896 shares issued and 24,462 outstanding at June 30, 2017	4,206	4,190
Additional paid-in capital	568,646	569,080
Retained earnings	2,010,460	1,825,619
Accumulated other comprehensive loss	(20,441)	(29,116)
Treasury stock, at cost (17,434 and 17,435 shares, respectively)	(576,186)	(576,187)
Total CACI shareholders’ equity	1,986,685	1,793,586
Noncontrolling interest	135	135
Total shareholders’ equity	1,986,820	1,793,721
Total liabilities and shareholders’ equity	$3,984,133	$3,911,082

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$184,841	$79,083
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	35,846	36,195
Amortization of deferred financing costs	2,212	2,252
Loss on disposal of fixed assets	—	975
Stock-based compensation expense	12,389	10,557
Deferred income taxes	(83,212)	5,081
Equity in earnings of unconsolidated ventures	—	(103)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	7,367	71,080
Prepaid expenses and other assets	(10,107)	1,649
Accounts payable and other accrued expenses	15,190	(58,873)
Accrued compensation and benefits	(11,126)	(15,339)
Income taxes payable and receivable	(3,796)	(391)
Supplemental retirement savings plan obligations and other long-term liabilities	6,157	3,184
Net cash provided by operating activities	155,761	135,350
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(22,013)	(21,826)
Cash paid for business acquisitions, net of cash acquired	(45,565)	(5,605)
Proceeds from net working capital refund of acquired business	—	13,619
Proceeds from equity method investments	—	4,681
Other	(183)	1,051
Net cash (used in) investing activities	(67,761)	(8,080)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	256,500	240,500
Principal payments made under bank credit facilities	(338,483)	(338,991)
Payment of contingent consideration	(3,630)	—
Proceeds from employee stock purchase plans	2,459	2,262
Repurchases of common stock	(2,463)	(2,243)
Payment of taxes for equity transactions	(12,656)	(3,632)
Net cash used in financing activities	(98,273)	(102,104)
Effect of exchange rate changes on cash and cash equivalents	1,062	(1,598)
Net (decrease) increase in cash and cash equivalents	(9,211)	23,568
Cash and cash equivalents, beginning of period	65,539	49,082
Cash and cash equivalents, end of period	$56,328	$72,650
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$35,264	$41,273
Cash paid during the period for interest	$20,505	$22,512
Non-cash financing and investing activities:
Accrued capital expenditures	$3,316	$1,482

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of December 31, 2017 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 6 and 12.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2017.  The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

Domestic Acquisition

On November 22, 2017, CACI acquired 100 percent of the outstanding membership interests of a business in the United States.  The acquisition was financed with cash on hand.  The purchase consideration is approximately $53.0 million, which includes a $40.1 million initial cash payment, $4.5 million of deferred consideration, $8.7 million estimated fair value of contingent consideration to be paid upon achieving certain metrics and a $0.3 million estimated refund due from the seller for a net working capital adjustment.  The Company recognized fair values of the assets acquired and liabilities assumed and preliminarily allocated $26.7 million to goodwill and $24.9 million to intangible assets. The intangible assets primarily consist of customer relationships and acquired technology.  The final purchase price is subject to customary adjustments for final working capital. The final purchase price allocation is provisional and is expected to be completed in the second quarter of FY2019, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.

International Acquisitions

On October 1, 2017, CACI Limited acquired 100 percent of the outstanding shares of a United Kingdom (U.K.) IT consulting services and software engineering company. The purchase consideration is approximately $9.1 million, which includes initial cash payments, deferred consideration and an estimated net working capital payment.

On November 1, 2017, CACI Limited acquired 100 percent of the outstanding shares of a London-based software and mapping data company. The company provides geographical information systems, logistics and route optimization software and related map data. The purchase consideration is approximately $7.5 million, which includes initial cash payments, deferred consideration and an estimated net working capital payment.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,	June 30,
	2017 (1)	2017
Intangible assets
Customer contracts and related customer relationships	$431,973	$635,895
Acquired technologies	13,888	28,503
Covenants not to compete	—	3,305
Other	804	1,545
Intangible assets	446,665	669,248
Less accumulated amortization
Customer contracts and related customer relationships	(194,166)	(402,934)
Acquired technologies	(8,025)	(26,542)
Covenants not to compete	—	(3,288)
Other	(402)	(1,113)
Less accumulated amortization	(202,593)	(433,877)
Total intangible assets, net	$244,072	$235,371

__________________

(1)	During the six months ended December 31, 2017, the Company wrote off $250.7 million in fully amortized intangible assets.

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to twenty years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of December 31, 2017 is 14.7 years, and the weighted-average remaining period of amortization is 11.7 years.  The weighted-average period of amortization for acquired technologies as of December 31, 2017 is 7.4 years, and the weighted-average remaining period of amortization is 6.4 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2018, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2018 (six months)	$18,854
2019	34,257
2020	29,651
2021	26,190
2022	22,613
Thereafter	112,507
Total intangible assets, net	$244,072

5.	Goodwill

The changes in the carrying amount of goodwill for the year ended June 30, 2017 and the six months ended December 31, 2017 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2016	$2,487,148	$98,195	$2,585,343
Business acquisitions	(7,652)	2,220	(5,432)
Foreign currency translation	—	(2,476)	(2,476)
Balance at June 30, 2017	2,479,496	97,939	2,577,435
Business acquisitions	26,662	6,379	33,041
Foreign currency translation	—	3,818	3,818
Balance at December 31, 2017	$2,506,158	$108,136	$2,614,294

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,	June 30,
	2017	2017
Bank credit facility – term loans	$951,885	$978,867
Bank credit facility – revolver loans	210,000	265,000
Principal amount of long-term debt	1,161,885	1,243,867
Less unamortized debt issuance costs	(10,092)	(12,304)
Total long-term debt	1,151,793	1,231,563
Less current portion	(80,947)	(53,965)
Long-term debt, net of current portion	$1,070,846	$1,177,598

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $850.0 million. As of December 31, 2017, the Company had $210.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $13.5 million through June 30, 2018 and $27.0 million thereafter until the balance is due in full on June 1, 2020. As of December 31, 2017, the Company had $951.9 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of December 31, 2017, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 3.36 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of December 31, 2017, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and six months ended December 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Gain (loss) recognized in other comprehensive income	$1,867	$7,920	$1,521	$8,525
Amounts reclassified to earnings from accumulated other comprehensive loss	746	2,125	1,600	4,374
Net current period other comprehensive income	$2,613	$10,045	$3,121	$12,899

The aggregate maturities of long-term debt at December 31, 2017 are as follows (in thousands):

Twelve months ending December 31,
2018	$80,947
2019	107,930
2020	973,008
Principal amount of long-term debt	1,161,885
Less unamortized debt issuance costs	(10,092)
Total long-term debt	$1,151,793

7.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services.  The DCAA is nearing completion of audits of the Company’s incurred cost submissions for its fiscal years 2012 and 2013, and continues its audits of incurred cost submission for fiscal years 2011 through 2013 associated with CACI’s acquisition of National Security Solutions (NSS), a L-3 subsidiary.  In its efforts to bring its audits more current, DCAA has commenced audits of our incurred cost submission through our fiscal year 2016.  We are still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believe our reserves for such are adequate. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Stock-based compensation related to RSUs included in indirect costs and selling expense	$6,038	$5,660	$12,389	$10,557

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of December 31, 2017, the total number of shares authorized by shareholders for grants under the 2016 Plan and its predecessor plan is 1,200,000 plus any forfeitures from the 2006 Plan. The aggregate number of grants that may be made may exceed this approved amount as forfeited RSUs become available for future grants. As of December 31, 2017, cumulative grants of 311,387 equity instruments underlying the shares authorized have been awarded, and 79,330 of these instruments have been forfeited.

Activity related to RSUs during the six months ended December 31, 2017 is as follows:

RSUs
Unvested at June 30, 2017	834,607
Granted	269,631
Vested	(256,589)
Forfeited	(27,161)
Unvested at December 31, 2017	820,488
Weighted-average grant date fair value for RSUs	$145.94

As of December 31, 2017, there was $49.1 million of total unrecognized compensation costs related to RSUs scheduled to be recognized over a weighted-average period of 3.0 years.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net income	$142,795	$42,420	$184,841	$79,083
Weighted-average number of basic shares outstanding during the period	24,622	24,387	24,555	24,363
Dilutive effect of RSUs after application of treasury stock method	589	682	673	635
Weighted-average number of diluted shares outstanding during the period	25,211	25,069	25,228	24,998
Basic earnings per share	$5.80	$1.74	$7.53	$3.25
Diluted earnings per share	$5.66	$1.69	$7.33	$3.16

10.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company is currently under examination by two state jurisdictions for the years 2010 through 2017 and one foreign jurisdiction for the years 2011 through 2015.  The Company does not expect resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company’s total liability for unrecognized tax benefits as of December 31, 2017 and June 30, 2017 was $1.9 million and $1.7 million, respectively. The $1.9 million unrecognized tax benefit at December 31, 2017, if recognized, would impact the Company’s effective tax rate.

The effective income tax rate for the three months ended December 31, 2017 decreased to (84.7) percent from 37.6 percent for the same period last year. The effective tax rate decreased primarily due to certain impacts of the Tax Cuts and Jobs Act (TCJA) discussed below.  The effective tax rate was also favorably affected by a benefit from the research and development tax credit and gains from the change in value of assets invested in corporate owned life insurance (COLI) policies.

The effective income tax rate for the six months ended December 31, 2017 decreased to (38.6) percent from 36.8 percent for the same period last year.  The effective tax rate decreased primarily due to certain impacts of the TCJA, discussed below.  The effective tax rate was also favorably affected by excess tax benefits from employee share-based payment awards under ASU 2016-09, a benefit from the research and development tax credit, and gains from the change in value of assets invested in corporate owned life insurance (COLI) policies.

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017.  Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective on January 1, 2018.  The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period.  As a result, the blended federal statutory tax rate for the year is 28.06 percent.  Additionally, the TCJA requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creates new taxes on certain foreign-sourced earnings and changes or limits certain tax deductions and credits.  At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the TCJA; however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For these items we recognized provisional amounts in income tax expense benefit as discussed below.

We remeasured deferred tax asset and liability balances at December 22, 2017 based on the rates at which they are expected to reverse in the future, which is generally 21.0 percent for reversals after FY2018 and a blended rate of 28.06 percent for reversals within FY2018. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our net deferred tax liabilities was a $94.8 million reduction to income tax expense for the three and six months ended December 31, 2017.

The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) for which we have previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries, resulting in a $9.7 million increase in income tax expense for the three and six months ended December 31, 2017. The Company expects to pay this amount over eight years.  We have not yet completed our calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.

The Company will continue to analyze the TCJA to determine the full effects of the new law, including the new lower corporate tax rate, international provisions, and the impact of the TCJA on the 162(m) limitations on its financial condition and results of operations.  Additionally, the Company will continue to monitor various state law changes in reaction to the TCJA as changes are enacted.

The overall impact of the TCJA on our results of operations was a $92.3 million reduction to tax expense for the three and six months ended December 31, 2017.  The corresponding increase in diluted earnings per share was $3.66 for the three and six months ended December 31, 2017, respectively.

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

	Domestic Operations	International Operations	Total
Three Months Ended December 31, 2017
Revenue from external customers	$1,046,823	$41,037	$1,087,860
Net income	138,930	3,865	142,795
Three Months Ended December 31, 2016
Revenue from external customers	$1,024,025	$33,505	$1,057,530
Net income	38,732	3,688	42,420
Six Months Ended December 31, 2017
Revenue from external customers	$2,097,706	$75,968	$2,173,674
Net income attributable to CACI	177,763	7,078	184,841
Six Months Ended December 31, 2016
Revenue from external customers	$2,062,916	$67,894	$2,130,810
Net income attributable to CACI	72,374	6,709	79,083

12.	Fair Value of Financial Instruments

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and June 30, 2017, and the level they fall within the fair value hierarchy (in thousands):

			December 31,	June 30,
	Financial Statement	Fair Value	2017	2017
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$9,600	$14,889
Contingent consideration	Other long-term liabilities	Level 3	$9,100	$658
Interest rate swap agreements	Other long-term assets	Level 2	$8,121	$5,559
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$23	$3
Interest rate swap agreements	Other long-term liabilities	Level 2	$506	$3,110

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Various acquisitions completed during prior fiscal years contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two and three year periods subsequent to each acquisition.  The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the three and six months ended December 31, 2017 this remeasurement resulted in a $1.1 million and $2.0 million change to the liability recorded.

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

During the six months ended December 31, 2017, 93.7 percent of our revenue was derived from contracts with U.S. government agencies versus 93.8 percent in same period in 2016.  These were derived through both prime and subcontractor relationships.  We also provide services to commercial customers, and through our international operations, to non-U.S. government agencies.  We provide our services and solutions to our customers in the following market areas:

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

We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration.  Since March 2013, the federal government has been operating under sequestration required by the BCA.  Under sequestration, constraints on discretionary expenditures have taken place each of the government’s fiscal years since 2013 and, unless the BCA is amended or repealed, will continue through the government’s Fiscal Year 2021.  At the end of October 2015, the Bipartisan Budget Act of 2015 (BBA) was passed and signed into law, which raised the discretionary spending caps under the BCA in the government’s Fiscal Years 2016 and 2017, respectively.  During the government’s Fiscal Year 2017, the U.S. Government operated under a series of continuing resolutions (CRs) until early May and under omnibus appropriations legislation from then until September 30, 2017.  Since October 1, 2017, the U.S Government has been operating under a series of CRs until January 19, 2018.  Between January 20th and 22nd the government shutdown until Congress passed another CR which will expire on February 8, 2018.   Before the February date, Congress must pass and the president must sign legislation that will fund federal agencies and programs either by discretionary funding through annual appropriations acts or interim CRs.  When federal agencies and programs lack either appropriated or interim funding, they experience a funding gap and, under the Antideficiency Act, passed in 1870 and amended several times, they must cease operations, or shutdown, except in certain emergency situations or when law authorizes continued activity.  Government shutdowns necessitate furloughs of several hundred thousand federal employees, require cessation or reduction of many government activities, and affect numerous sectors of the economy.  We expect the impact of the above legislation and actions Congress will take on contracts and task orders we hold, and may receive, to continue throughout our FY18.

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

In July, the Treasury Department determined that the federal government would exceed the statutory debt limit set by law in October 2015 at the end of September 2017.  The Treasury Department also determined that at that time it would have exhausted all financing options and would no longer be able to pay for all federal obligations.  When the debt limit is exceeded, some federal payments to creditors, vendors, contractors, state and local governments, beneficiaries, and other entities would either be delayed or limited.  These delays in payments would, in effect, be borrowings from contractors such as us, and would create a backlog of unpaid bills until the government collects more revenue or other sources of cash than its outlays.  In some cases, delaying federal payments incurs interest penalties under some statutes such as the Prompt Payment Act, which directs the government to pay interest penalties to contractors if it does not pay them by the required payment date.  Were there to be a delay in paying for all federal obligations, it is expected that this would result in significant economic and financial consequences that may have a lasting impact on federal programs and the federal government’s ability to borrow in the future.  To mitigate the possibility of these events from happening, on September 8th Congress passed and the president signed into law legislation that suspended the debt limit until December 8, 2017.  Once that suspension lapsed, the Secretary of the Treasury invoked authorities to employ extraordinary measures, which are estimated to last until sometime in late March or early April 2018.  The Treasury Secretary has asked some congressional leaders to act on the debt limit before the end of February 2018.  We expect that Congress will address the debt limit issue prior to that date.

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

Results of Operations for the Three Months Ended December 31, 2017 and 2016

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended December 31, 2017 and 2016, respectively:

	Three Months Ended December 31,				Change
(dollars in thousands)	2017		2016		$	%
Department of Defense	$720,239	66.2%	$684,673	64.8%	$35,566	5.2%
Federal civilian agencies	296,230	27.2	308,053	29.1	(11,823)	(3.8)
Commercial and other	71,391	6.6	64,804	6.1	6,587	10.2
Total	$1,087,860	100.0%	$1,057,530	100.0%	$30,330	2.9%

For the three months ended December 31, 2017, total revenue increased by 2.9 percent, or $30.3 million, compared to the same period a year ago.  This growth in revenue resulted primarily from new business offset by contract completions.

DoD revenue increased 5.2 percent, or $35.6 million, for the three months ended December 31, 2017, as compared to the same period a year ago primarily due to new intelligence services and satellite network support business.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies decreased 3.8 percent, or $11.8 million, for the three months ended December 31, 2017, as compared to the same period a year ago.  This decrease was primarily attributable to reduced material sales and customer requirements offset by growth in security services support.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 10.2 percent, or $6.6 million for the three months ended December 31, 2017, as compared to the same period a year ago.  This increase was attributable to increased new managed services business from our international acquisitions.  Commercial revenue and other is derived from both international and domestic operations.  Of the total commercial and other revenue, international operations accounted for 57.5 percent, or $41.0 million for the three months ended December 31, 2017 as compared to 51.7 percent or $33.5 million over the same period a year ago due to growth of managed services business from acquisitions.  Domestic operations accounted for 42.5 percent or $30.4 million as compared to 48.3 percent or $31.3 million over those same periods a year ago, due to reduced technology support on state and local contracts.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the three months ended December 31, 2017 and 2016, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	December 31,		December 31,		Change
(dollars in thousands)	2017	2016	2017	2016	$	%
Revenue	$1,087,860	$1,057,530	100.0%	100.0%	$30,330	2.9%
Costs of revenue
Direct costs	727,160	705,321	66.8	66.7	21,839	3.1
Indirect costs and selling expenses	254,180	253,822	23.4	24.0	358	0.1
Depreciation and amortization	18,258	18,132	1.7	1.7	126	0.7
Total costs of revenue	999,598	977,275	91.9	92.4	22,323	2.3
Income from operations	88,262	80,255	8.1	7.6	8,007	10.0
Interest expense and other, net	10,956	12,325	1.0	1.2	(1,369)	(11.1)
Income before income taxes	77,306	67,930	7.1	6.4	9,376	13.8
Income tax expense (benefit)	(65,489)	25,510	(6.0)	2.4	(90,999)	(365.7)
Net income	$142,795	$42,420	13.1%	4.0%	$100,375	236.6%

Income from operations for the three months ended December 31, 2017 was $88.3 million. This was an increase of $8.0 million, or 10.0 percent, from income from operations of $80.3 million for the three months ended December 31, 2016. Our operating margin of 8.1 percent for the period ended December 31, 2017 increased from 7.6 percent during the period ended December 31, 2016. This increase is due to lower indirect costs and higher margin work on new business.

As a percentage of revenue, direct costs were 66.8 percent and 66.7 percent for the three months ended December 31, 2017 and 2016, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontracted labor and material purchases.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor, and other discretionary expenses.  Indirect costs and selling expenses remained at the same percentages, increasing $0.4 million or 0.1 percent comparing the three months ended December 31, 2017 to the three months ended December 31, 2016.

Depreciation and amortization expense increased $0.1 million or 0.7 percent for the three months ended December 31, 2017 as compared to the same period a year ago.  This change was primarily due to an increase in depreciation, offset by a decrease in amortization due to the run-off of amortization expense related to prior acquisitions.

Interest expense and other, net decreased $1.4 million or 11.1 percent during the three months ended December 31, 2017 as compared to the same period a year ago.  The decrease primarily relates to lower outstanding debt balances.

The effective income tax rate for the three months ended December 31, 2017 generated a benefit of $65.5 million resulting in a decreased to (84.7) percent from 37.6 percent for the same period last year. The effective tax rate decreased primarily due to certain impacts of the TCJA discussed in Note 10.  The effective tax rate was also favorably affected by a benefit from the research and development tax credit and gains from the change in value of assets invested in corporate owned life insurance (COLI) policies.

Results of Operations for the Six Months Ended December 31, 2017 and 2016

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the six months ended December 31, 2017 and 2016, respectively:

	Six Months Ended December 31,				Change
(dollars in thousands)	2017		2016		$	%
Department of Defense	$1,434,292	66.0%	$1,376,876	64.6%	$57,416	4.2%
Federal civilian agencies	602,766	27.7	621,846	29.2	(19,080)	(3.1)
Commercial and other	136,616	6.3	132,088	6.2	4,528	3.4
Total	$2,173,674	100.0%	$2,130,810	100.0%	$42,864	2.0%

For the six months ended December 31, 2017, total revenue increased by 2.0 percent, or $42.9 million, over the same period a year ago.  This growth in revenue resulted primarily from new business offset by contract completions.

DoD revenue increased 4.2 percent, or $57.4 million, for the six months ended December 31, 2017, as compared to the same period a year ago.  This growth was primarily from new business in intelligence and technology support services.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies decreased 3.1 percent, or $19.1 million, for the six months ended December 31, 2017, as compared to the same period a year ago.  This decrease was primarily attributable to reduced material sales and customer requirements offset by growth in security services support.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 3.4 percent, or $4.5 million primarily from our international and domestic technology services and cyber security products.  This increase was primarily attributable to increased product orders and managed services revenue from acquisitions within our international operations.  Commercial and other revenue is derived from both international and domestic operations.  Of the total commercial and other revenue, international operations accounted for 55.6 percent, or $76.0 million for the six months ended December 31, 2017 as compared to 51.4 percent, or $67.9 million over the same period a year ago.  Domestic operations accounted for 44.4 percent, or $60.6 million as compared to 48.6 percent, or $64.2 million over the same period a year ago.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the six months ended December 31, 2017 and 2016, respectively.

	Dollar Amount		Percentage of Revenue
	Six Months Ended		Six Months Ended
	December 31,		December 31,		Change
(dollars in thousands)	2017	2016	2017	2016	$	%
Revenue	$2,173,674	$2,130,810	100.0%	100.0%	$42,864	2.0%
Costs of revenue
Direct costs	1,466,838	1,433,542	67.5	67.3	33,296	2.3
Indirect costs and selling expenses	515,424	511,160	23.7	24.0	4,264	0.8
Depreciation and amortization	35,846	36,195	1.6	1.7	(349)	(1.0)
Total costs of revenue	2,018,108	1,980,897	92.8	93.0	37,211	1.9
Income from operations	155,566	149,913	7.2	7.0	5,653	3.8
Interest expense and other, net	22,203	24,814	1.0	1.1	(2,611)	(10.5)
Income before income taxes	133,363	125,099	6.2	5.9	8,264	6.6
Income tax expense (benefit)	(51,478)	46,016	(2.3)	2.2	(97,494)	(211.9)
Net income	$184,841	$79,083	8.5%	3.7%	$105,758	133.7%

Income from operations for the six months ended December 31, 2017 was $155.6 million. This was an increase of $5.7 million, or 3.8 percent, from income from operations of $149.9 million for the six months ended December 31, 2016. Our operating margin of 7.2 percent for the period ended December 31, 2017 increased from 7.0 percent during the period ended December 31, 2016. This increase was due to lower indirect costs and higher margin work on new business.

As a percentage of revenue, direct costs were 67.5 percent and 67.3 percent for the six months ended December 31, 2017 and 2016, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontracted labor and material purchases.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs (B&P), indirect labor, and other discretionary expenses.  Indirect costs and selling expenses increased less than 1.0 percent or $4.3 million comparing the six months ended December 31, 2017 to the six months ended December 31, 2016.  This increase was driven by increased fringe benefits relating to insurance costs offset by cost savings initiatives and lower B&P.

Depreciation and amortization expense decreased $0.3 million or 1.0 percent for the six months ended December 31, 2017 as compared to the same period a year ago.  This decrease was the result of the run-off of amortization expense related to prior acquisitions, partially offset by increased depreciation expense.

Interest expense and other, net decreased $2.6 million or 10.5 percent during the six months ended December 31, 2017 as compared to the same period a year ago.  The decrease primarily relates to lower outstanding debt balances.

The effective income tax rate for the six months ended December 31, 2017 generated a benefit of $51.5 million resulting in a decreased to (38.6) percent from 36.8 percent for the same period last year.  The effective tax rate decreased primarily due to certain impacts of the TCJA, discussed in Note 10.  The effective tax rate was also favorably affected by excess tax benefits from employee share-based payment awards under ASU 2016-09, a benefit from the research and development tax credit, and gains from the change in value of assets invested in corporate owned life insurance (COLI) policies.

Liquidity and Capital Resources

As of December 31, 2017, the aggregate amount of committed financing under our Credit Facility was $1,981.3 million, which included an $850.0 million revolving credit facility, and a $1,131.3 million term loan.  The Credit Facility matures on June 1, 2020.

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of December 31, 2017, we had $210.0 million outstanding under the Revolving Facility, no borrowings on the swing line and an outstanding letter of credit of $0.4 million.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $13.5 million through June 30, 2018 and $27.0 million thereafter until the balance is due in full on June 1, 2020.  As of December 31, 2017, $951.9 million was outstanding under the Term Loan.

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

Cash and cash equivalents were $56.3 million and $65.5 million as of December 31, 2017 and June 30, 2017, respectively. Our operating cash flow was $155.8 million for the six months ended December 31, 2017 compared to $135.4 million for the same period a year ago. The year-over-year increase is primarily due to the timing of vendor payables and receivable collections. Days-sales outstanding (DSO) was 61 days at December 31, 2017, compared to 60 days at December 31, 2016 due to normal fluctuations in collections.

Cash used in investing activities was $67.8 million and $8.1 million during the six months ended December 31, 2017 and 2016, respectively.  During the six months ended December 31, 2017 we paid $45.6 million for business acquisitions, as compared to $5.6 million during the same period a year ago.  For the six months ended December 31, 2016 we received a net working capital refund from our NSS acquisition of $13.6 million.  We also received $4.7 million of capital contributions relating to our joint ventures.  We had no similar proceeds during the six months ended December 31, 2017.

Cash flows used in financing activities were $98.3 and $102.1 million during the six months ended December 31, 2017 and December 31, 2016, respectively.  During the six months ended December 31, 2017 and December 31, 2016 we had net payments under our credit facility of $82.0 million and $98.5 million, respectively. During the six months ended December 31, 2017 and December 31, 2016 we also used cash within financing activities of $12.7 million and $3.6 million to pay taxes on equity transactions.

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

The TCJA was enacted on December 22, 2017.  Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creates new taxes on certain foreign-sourced earnings and changes or limits certain tax deductions.  The Company expects that these changes will have a net favorable impact on the Company’s future after-tax earnings, primarily due to the lower federal tax rate, however, we have not fully analyzed the potential benefit the TCJA could have on our free cash flow. The Company will continue to assess the expected impacts of the TCJA on our consolidated financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, motor vehicles in the U.K., and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2017. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued. As of December 31, 2017, we had an outstanding letter of credit of $0.4 million. We have no other material off-balance sheet financing arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $800.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the six months ended December 31, 2017 would have fluctuated by approximately $2.1 million.

Approximately 3.5 percent and 3.2 percent of our total revenue in six months ended December 31, 2017 and 2016, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2017, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $26.6 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at December 31, 2017.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2017.

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

On July 23, 2015, Plaintiffs filed a Notice of Appeal of the district court’s June 2015 decision.  On October 21, 2016, the Court of Appeals vacated and remanded the District Court’s judgment with instructions for the District Court to make further determinations regarding the political question doctrine.  The District Court conducted an initial status conference on December 16, 2016.  On June 9, 2017, the District Court dismissed Plaintiff Rashid without prejudice from the action based upon his inability to participate.  On July 19, 2017, CACI Premier Technology, Inc. filed a motion to dismiss the action on numerous legal grounds.  The Court held a hearing on that motion on September 22, 2017, and denied the motion pending issuance of a written decision.  On January 17, 2018, CACI filed a third-party complaint naming the United States and John Does 1-60, asserting claims for contribution, indemnification, exoneration and breach of contract in the event that CACI PT is held liable to Plaintiffs, as Plaintiffs are seeking to hold CACI PT liable on a co-conspirator theory and a theory of aiding and abetting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2017	8,753	$143.19	1,130,930	119,070
November 2017	—	—	—	—
December 2017	—	—	—	—
Total	8,753	$143.19	1,130,930	119,070

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	Performance Restricted Stock Unit Grant Agreement		8-K	November 28, 2017	10.1

31.1	Section 302 Certification Kenneth Asbury	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Kenneth Asbury	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101

The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. *

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: February 1, 2018	By:	/s/ Kenneth Asbury
Kenneth Asbury
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 1, 2018	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: February 1, 2018	By:	/s/ Gregory W. Buckis, Sr.
Gregory W. Buckis, Sr.
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)