Form 10-Q
period 2018-03-31
CACI INTERNATIONAL INC /DE/
filed 2018-05-04
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of April 17, 2018: CACI International Inc Common Stock, $0.10 par value, 24,697,430 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$1,124,100	$1,086,418
Costs of revenue:
Direct costs	728,444	732,224
Indirect costs and selling expenses	273,145	269,237
Depreciation and amortization	17,717	17,703
Total costs of revenue	1,019,306	1,019,164
Income from operations	104,794	67,254
Interest expense and other, net	10,566	12,107
Income before income taxes	94,228	55,147
Income tax expense	29,729	14,790
Net income	$64,499	$40,357
Basic earnings per share	$2.62	$1.65
Diluted earnings per share	$2.56	$1.61
Weighted-average basic shares outstanding	24,656	24,419
Weighted-average diluted shares outstanding	25,234	25,106

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	March 31,
	2018	2017
Revenue	$3,297,774	$3,217,228
Costs of revenue:
Direct costs	2,195,282	2,165,766
Indirect costs and selling expenses	788,569	780,397
Depreciation and amortization	53,563	53,898
Total costs of revenue	3,037,414	3,000,061
Income from operations	260,360	217,167
Interest expense and other, net	32,769	36,921
Income before income taxes	227,591	180,246
Income tax expense (benefit)	(21,749)	60,806
Net income	$249,340	$119,440
Basic earnings per share	$10.14	$4.90
Diluted earnings per share	$9.88	$4.77
Weighted-average basic shares outstanding	24,588	24,382
Weighted-average diluted shares outstanding	25,229	25,034

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net income	$64,499	$40,357	$249,340	$119,440
Other comprehensive income:
Foreign currency translation adjustment	5,779	1,565	11,333	(8,561)
Change in fair value of interest rate swap agreements, net of tax	3,344	2,045	6,465	14,944
Other comprehensive income, net of tax	9,123	3,610	17,798	6,383
Comprehensive income	$73,622	$43,967	$267,138	$125,823

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	March 31,	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$55,970	$65,539
Accounts receivable, net	820,042	757,341
Prepaid expenses and other current assets	77,335	57,022
Total current assets	953,347	879,902
Goodwill	2,618,910	2,577,435
Intangible assets, net	234,324	235,371
Property and equipment, net	100,756	91,749
Supplemental retirement savings plan assets	91,051	91,367
Accounts receivable, long-term	9,235	7,886
Other long-term assets	39,777	27,372
Total assets	$4,047,400	$3,911,082
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$94,438	$53,965
Accounts payable	138,597	62,874
Accrued compensation and benefits	234,532	239,741
Other accrued expenses and current liabilities	160,104	170,164
Total current liabilities	627,671	526,744
Long-term debt, net of current portion	989,462	1,177,598
Supplemental retirement savings plan obligations, net of current portion	87,315	81,823
Deferred income taxes	208,076	273,320
Other long-term liabilities	76,801	57,876
Total liabilities	1,989,325	2,117,361
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,127 shares issued and 24,692 outstanding at March 31, 2018 and 41,896 shares issued and 24,462 outstanding at June 30, 2017	4,213	4,190
Additional paid-in capital	566,272	569,080
Retained earnings	2,074,959	1,825,619
Accumulated other comprehensive loss	(11,318)	(29,116)
Treasury stock, at cost (17,434 and 17,435 shares, respectively)	(576,186)	(576,187)
Total CACI shareholders’ equity	2,057,940	1,793,586
Noncontrolling interest	135	135
Total shareholders’ equity	2,058,075	1,793,721
Total liabilities and shareholders’ equity	$4,047,400	$3,911,082

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$249,340	$119,440
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	53,563	53,898
Amortization of deferred financing costs	3,311	3,371
Loss on disposal of fixed assets	—	975
Stock-based compensation expense	18,183	16,114
Deferred income taxes	(69,405)	6,773
Equity in earnings of unconsolidated ventures	—	(167)
Gain on sale of assets	—	(1,545)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(53,410)	62,360
Prepaid expenses and other assets	(11,916)	(3,895)
Accounts payable and other accrued expenses	68,505	(31,706)
Accrued compensation and benefits	(12,047)	(7,013)
Income taxes payable and receivable	(572)	(4,082)
Supplemental retirement savings plan obligations and other long-term liabilities	8,945	1,955
Net cash provided by operating activities	254,497	216,478
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31,810)	(34,941)
Cash paid for business acquisitions, net of cash acquired	(50,368)	(5,786)
Proceeds from net working capital refund of acquired business	—	13,619
Proceeds from equity method investments	—	4,681
Other	(38)	1,597
Net cash (used in) investing activities	(82,216)	(20,830)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	397,000	373,500
Principal payments made under bank credit facilities	(547,974)	(551,974)
Payment of contingent consideration	(11,553)	—
Proceeds from employee stock purchase plans	3,673	3,334
Repurchases of common stock	(3,802)	(3,367)
Payment of taxes for equity transactions	(20,692)	(10,580)
Net cash used in financing activities	(183,348)	(189,087)
Effect of exchange rate changes on cash and cash equivalents	1,498	(1,272)
Net (decrease) increase in cash and cash equivalents	(9,569)	5,289
Cash and cash equivalents, beginning of period	65,539	49,082
Cash and cash equivalents, end of period	$55,970	$54,371
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$45,771	$57,721
Cash paid during the period for interest	$30,346	$33,916
Non-cash financing and investing activities:
Accrued capital expenditures	$818	$334

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of March 31, 2018 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 6 and 12.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2017.  The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

The Company plans to adopt the standard on July 1, 2018 and apply it on a modified retrospective basis, whereby the cumulative effect of applying the standard will be recognized through shareholders’ equity on the date of adoption.  We have identified the changes to accounting policies, business processes, systems, disclosures, and controls to support the adoption of the new standard and are in the process of implementing the effects of the new standard.

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

Domestic Acquisition

On November 22, 2017, CACI acquired 100 percent of the outstanding membership interests of a business in the United States.  The acquisition was financed with cash on hand.  The purchase consideration was $53.0 million, which includes a $40.1 million initial cash payment, $4.5 million of deferred consideration, $8.7 million estimated fair value of contingent consideration to be paid upon achieving certain metrics and a $0.3 million refund from the seller for a net working capital adjustment.  The Company recognized fair values of the assets acquired and liabilities assumed and allocated $26.7 million to goodwill and $24.9 million to intangible assets. The intangible assets primarily consist of customer relationships and acquired technology.  The purchase price and purchase price allocation was finalized as of March 31, 2018, with no significant changes to preliminary amounts.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31,	June 30,
	2018 (1)	2017
Intangible assets
Customer contracts and related customer relationships	$419,571	$635,895
Acquired technologies	13,361	28,503
Covenants not to compete	—	3,305
Other	804	1,545
Intangible assets	433,736	669,248
Less accumulated amortization
Customer contracts and related customer relationships	(190,590)	(402,934)
Acquired technologies	(8,401)	(26,542)
Covenants not to compete	—	(3,288)
Other	(421)	(1,113)
Less accumulated amortization	(199,412)	(433,877)
Total intangible assets, net	$234,324	$235,371

__________________

(1)	During the nine months ended March 31, 2018, the Company wrote off $263.9 million in fully amortized intangible assets.

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to twenty years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of March 31, 2018 is 14.7 years, and the weighted-average remaining period of amortization is 11.5 years.  The weighted-average period of amortization for acquired technologies as of March 31, 2018 is 7.1 years, and the weighted-average remaining period of amortization is 5.9 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2018, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2018 (three months)	$9,414
2019	34,204
2020	29,605
2021	26,152
2022	22,580
Thereafter	112,369
Total intangible assets, net	$234,324

5.	Goodwill

The changes in the carrying amount of goodwill for the year ended June 30, 2017 and the nine months ended March 31, 2018 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2016	$2,487,148	$98,195	$2,585,343
Business acquisitions	(7,652)	2,220	(5,432)
Foreign currency translation	—	(2,476)	(2,476)
Balance at June 30, 2017	2,479,496	97,939	2,577,435
Business acquisitions	26,662	6,867	33,529
Foreign currency translation	—	7,946	7,946
Balance at March 31, 2018	$2,506,158	$112,752	$2,618,910

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	June 30,
	2018	2017
Bank credit facility – term loans	$938,393	$978,867
Bank credit facility – revolver loans	154,500	265,000
Principal amount of long-term debt	1,092,893	1,243,867
Less unamortized debt issuance costs	(8,993)	(12,304)
Total long-term debt	1,083,900	1,231,563
Less current portion	(94,438)	(53,965)
Long-term debt, net of current portion	$989,462	$1,177,598

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $850.0 million. As of March 31, 2018, the Company had $154.5 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $13.5 million through June 30, 2018 and $27.0 million thereafter until the balance is due in full on June 1, 2020. As of March 31, 2018, the Company had $938.4 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of March 31, 2018, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 3.46 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of March 31, 2018, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and nine months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Gain (loss) recognized in other comprehensive income	$3,257	$124	$4,778	$8,649
Amounts reclassified to earnings from accumulated other comprehensive loss	87	1,921	1,687	6,295
Net current period other comprehensive income	$3,344	$2,045	$6,465	$14,944

The aggregate maturities of long-term debt at March 31, 2018 are as follows (in thousands):

Twelve months ending March 31,
2018	$94,438
2019	107,930
2020	890,525
Principal amount of long-term debt	1,092,893
Less unamortized debt issuance costs	(8,993)
Total long-term debt	$1,083,900

7.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services.  The DCAA is nearing completion of audits of the Company’s incurred cost submissions for its fiscal years 2012 and 2013, and is in the process of auditing pre-acquisition incurred cost submissions for fiscal years 2013 through 2015 associated with CACI’s acquisition of National Security Solutions (NSS), a L-3 subsidiary.  In its efforts to bring its audits more current, DCAA has commenced audits of our incurred cost submission through our fiscal year 2016.  We are still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believe our reserves for such are adequate. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

On March 26, 2012, the Company received a subpoena from the Defense Criminal Investigative Service seeking documents related to one of the Company’s contracts for the period of January 1, 2007 through March 26, 2012.  The Company provided documents responsive to the subpoena and has cooperated fully with the government’s investigation.  In April, we reached an agreement in principle to resolve the matter and are negotiating a binding settlement agreement.  We have accrued our current best estimate of the likely outcome within its estimated range of zero to $2.0 million.

8.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Stock-based compensation related to RSUs included in indirect costs and selling expense	$5,794	$5,557	$18,183	$16,114

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

As of March 31, 2018, the total number of shares authorized by shareholders for grants under the 2016 Plan and its predecessor plan is 1,200,000 plus any forfeitures from the 2006 Plan. The aggregate number of grants that may be made may exceed this approved amount as forfeited RSUs become available for future grants. As of March 31, 2018, cumulative grants of 311,654 equity instruments underlying the shares authorized have been awarded, and 96,259 of these instruments have been forfeited.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Activity related to RSUs during the nine months ended March 31, 2018 is as follows:

RSUs
Unvested at June 30, 2017	834,607
Granted	269,898
Vested	(378,007)
Forfeited	(44,090)
Unvested at March 31, 2018	682,408
Weighted-average grant date fair value for RSUs	$145.94

As of March 31, 2018, there was $43.0 million of total unrecognized compensation costs related to RSUs scheduled to be recognized over a weighted-average period of 2.9 years.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net income	$64,499	$40,357	$249,340	$119,440
Weighted-average number of basic shares outstanding during the period	24,656	24,419	24,588	24,382
Dilutive effect of RSUs after application of treasury stock method	578	687	641	652
Weighted-average number of diluted shares outstanding during the period	25,234	25,106	25,229	25,034
Basic earnings per share	$2.62	$1.65	$10.14	$4.90
Diluted earnings per share	$2.56	$1.61	$9.88	$4.77

10.	Income Taxes

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

The Company’s total liability for unrecognized tax benefits as of March 31, 2018 and June 30, 2017 was $4.1 million and $1.7 million, respectively. The $4.1 million unrecognized tax benefit at March 31, 2018, if recognized, would impact the Company’s effective tax rate.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The effective income tax rate for the three months ended March 31, 2018 increased to 31.6 percent from 26.8 percent for the same period last year. The effective tax rate increased primarily due to the positive impact in FY2017 of research and development tax credits for the years ending June 30, 2016 and June 30, 2017, both of which were recognized in the third quarter of FY2017.  This increase was partially offset by the favorable effect of a reduced federal statutory rate due to the Tax Cuts and Jobs Act (TJCA) for the three months ended March 31, 2018.

The effective income tax rate for the nine months ended March 31, 2018 decreased to (9.6) percent from 33.7 percent for the same period last year.  The effective tax rate decreased primarily due to certain impacts of the TCJA, discussed below.  The effective tax rate was also favorably affected by excess tax benefits from employee share-based payment awards under ASU 2016-09, a benefit from the research and development tax credit, and gains from the change in value of assets invested in corporate owned life insurance (COLI) policies.

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017.  Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective on January 1, 2018.  The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period.  As a result, the blended federal statutory tax rate for the year is 28.06 percent.  Additionally, the TCJA requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creates new taxes on certain foreign-sourced earnings and changes or limits certain tax deductions and credits.  At March 31, 2018, we have not completed our accounting for the tax effects of enactment of the TCJA; however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For these items we recognized provisional amounts in income tax expense benefit as discussed below.

We remeasured deferred tax asset and liability balances at December 22, 2017 based on the rates at which they are expected to reverse in the future, which is generally 21.0 percent for reversals after FY2018 and a blended rate of 28.06 percent for reversals within FY2018. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our net deferred tax liabilities was a reduction to income tax expense of zero and $94.8 million for the three and nine months ended March 31, 2018.

The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) for which we have previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax expense of zero and $9.7 million for the three and nine months ended March 31, 2018, respectively. The Company expects to pay this amount over eight years.  We have not yet completed our calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.

The Company will continue to analyze the TCJA to determine the full effects of the new law, including the new lower corporate tax rate, international provisions, and the impact of the TCJA on the 162(m) limitations on its financial condition and results of operations.  Additionally, the Company will continue to monitor various state law changes in reaction to the TCJA as changes are enacted.

The overall impact of the TCJA on our results of operations was a $5.7 million and $98.0 million reduction to tax expense for the three and nine months ended March 31, 2018.  The corresponding increase in diluted earnings per share was $0.23 and $3.88 for the three and nine months ended March 31, 2018, respectively.

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

	Domestic Operations	International Operations	Total
Three Months Ended March 31, 2018
Revenue from external customers	$1,079,953	$44,147	$1,124,100
Net income	60,779	3,720	64,499
Three Months Ended March 31, 2017
Revenue from external customers	$1,051,449	$34,969	$1,086,418
Net income	36,920	3,437	40,357
Nine Months Ended March 31, 2018
Revenue from external customers	$3,177,659	$120,115	$3,297,774
Net income attributable to CACI	238,542	10,798	249,340
Nine Months Ended March 31, 2017
Revenue from external customers	$3,114,365	$102,863	$3,217,228
Net income attributable to CACI	109,294	10,146	119,440

12.	Fair Value of Financial Instruments

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and June 30, 2017, and the level they fall within the fair value hierarchy (in thousands):

			March 31,	June 30,
	Financial Statement	Fair Value	2018	2017
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$729	$14,889
Contingent consideration	Other long-term liabilities	Level 3	$9,400	$658
Interest rate swap agreements	Other long-term assets	Level 2	$11,854	$5,559
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$721	$—
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$—	$3
Interest rate swap agreements	Other long-term liabilities	Level 2	$—	$3,110

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Various acquisitions completed during prior fiscal years contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two and three year periods subsequent to each acquisition.  The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the three and nine months ended March 31, 2018 this remeasurement resulted in a $0.4 million and $1.6 million change to the liability recorded.

13.	Subsequent Events

On May 3, 2018, CACI amended its credit agreement dated as of October 21, 2010 (the Credit Agreement). The amendment includes (i) an extension of the maturity of the Credit Facility to June 30, 2023; (ii) a reduction to interest rate margins by 25 basis points at each level of the applicable rate grid; (iii) a revision to the amortization of the principal amount of the Term Loan under the Credit Agreement to reflect the current Term Loan balance and the extended maturity; and (iv) an increase in the capacity of the Revolving Facility from $850.0 million to $1.1 billion.

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

During the nine months ended March 31, 2018, 93.5 percent of our revenue was derived from contracts with U.S. government agencies versus 93.8 percent in same period in 2017.  These were derived through both prime and subcontractor relationships.  We also provide services to commercial customers, and through our international operations, to non-U.S. government agencies.  We provide our services and solutions to our customers in the following market areas:

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

We continue to carefully follow federal budget, legislative and contracting trends and activities and structure our strategies to take these into consideration.  Since March 2013, the federal government has been operating under sequestration required by the BCA.  Under sequestration, constraints on discretionary expenditures have taken place each of the government’s fiscal years since 2013 and, unless the BCA is amended or repealed, will continue through the government’s Fiscal Year 2021.  Congress has amended the BCA primarily through the passage of bipartisan budget acts in 2013, 2015, and 2018.  Each of these acts raised discretionary spending caps for the government fiscal years 2014 through 2019.  In particular, the Bipartisan Budget Act of 2018 (BBA 2018), passed and signed into law on February 9, 2018, established a framework and increased the caps on defense and non-defense discretionary spending for the government’s FY2018 and FY2019.  Defense caps were increased by $80 billion for FY2018 and $85 billion for FY2019, while non-defense caps were increased by $63 billion and $68 billion, respectively.

From October 1, 2017 until March 23, 2018, except for January 20th to the 22nd, the U.S. Government operated under a series of continuing resolutions (CRs).  During those months while the government operated under CRs, we continuously reviewed our operations in an attempt to identify those programs that were potentially at risk from the consequences of sequestration beyond the coverage of the legislation that was in effect so that we could make appropriate contingency plans, should they have been necessary.  We temporarily experienced reduced and delayed funding on some of our programs.  On March 23rd, as a result of the passage of the BBA 2018, the president signed into law a $1.3 trillion omnibus appropriations package for FY2018 that will fund the government’s operations through September 30, 2018.  We expect the impact of that omnibus appropriations legislation and actions Congress will take on contracts and task orders we hold, and may receive, to continue throughout our FY2018.

In July 2017, the Treasury Department determined that the federal government would exceed the statutory debt limit set by law in October 2015 at the end of September 2017.  The Treasury Department also determined that at that time it would have exhausted all financing options and would no longer be able to pay for all federal obligations.  When the debt limit is exceeded, some federal payments to creditors, vendors, contractors, state and local governments, beneficiaries, and other entities would either be delayed or limited.  These delays in payments would, in effect, be borrowings from contractors such as us, and would create a backlog of unpaid bills until the government collects more revenue or other sources of cash than its outlays.  In some cases, delaying federal payments incurs interest penalties under some statutes such as the Prompt Payment Act, which directs the government to pay interest penalties to contractors if it does not pay them by the required payment date.  Were there to be a delay in paying for all federal obligations, it is expected that this would result in significant economic and financial consequences that may have a lasting impact on federal programs and the federal government’s ability to borrow in the future.  To mitigate the possibility of these events from happening, on September 8, 2017 Congress passed and the president signed into law legislation that suspended the debt limit until December 8, 2017.  Once that suspension lapsed, the Secretary of the Treasury invoked authorities to employ extraordinary measures, which were estimated to last until sometime in late March or early April 2018.  With the passage of the BBA 2018 in February, however, the debt limit was suspended through March 1, 2019 to allow the government to borrow whatever it needs through that time to fully finance government operations.

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

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,				Change
(dollars in thousands)	2018		2017		$	%
Department of Defense	$747,203	66.5%	$700,212	64.4%	$46,991	6.7%
Federal civilian agencies	299,309	26.6	320,269	29.5	(20,960)	(6.5)
Commercial and other	77,588	6.9	65,937	6.1	11,651	17.7
Total	$1,124,100	100.0%	$1,086,418	100.0%	$37,682	3.5%

For the three months ended March 31, 2018, total revenue increased by 3.5 percent, or $37.7 million, compared to the same period a year ago.  This growth in revenue resulted primarily from improved financial performance on fixed price and fixed unit price contracts, higher award and one-time incentive fees and product sales.

DoD revenue increased 6.7 percent, or $47.0 million, for the three months ended March 31, 2018, as compared to the same period a year ago primarily due to new intelligence services and satellite network support business.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies decreased 6.5 percent, or $21.0 million, for the three months ended March 31, 2018, as compared to the same period a year ago.  This decrease was primarily attributable to reduced material sales and customer requirements offset by growth in investigation and litigation support services.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 17.7 percent, or $11.7 million for the three months ended March 31, 2018, as compared to the same period a year ago.  This increase was attributable to increased new managed services business from our international operations.  Commercial revenue and other is derived from both international and domestic operations.  Of the total commercial and other revenue, international operations accounted for 56.9 percent, or $44.1 million for the three months ended March 31, 2018 as compared to 53.0 percent or $35.0 million over the same period a year ago due to growth of managed services business from acquisitions.  Domestic operations accounted for 43.1 percent or $33.5 million as compared to 47.0 percent or $30.9 million over those same periods a year ago, due to increased technology support and product sales.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the three months ended March 31, 2018 and 2017, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	March 31,		March 31,		Change
(dollars in thousands)	2018	2017	2018	2017	$	%
Revenue	$1,124,100	$1,086,418	100.0%	100.0%	$37,682	3.5%
Costs of revenue
Direct costs	728,444	732,224	64.8	67.4	(3,780)	(0.5)
Indirect costs and selling expenses	273,145	269,237	24.3	24.8	3,908	1.5
Depreciation and amortization	17,717	17,703	1.6	1.6	14	0.1
Total costs of revenue	1,019,306	1,019,164	90.7	93.8	142	—
Income from operations	104,794	67,254	9.3	6.2	37,540	55.8
Interest expense and other, net	10,566	12,107	0.9	1.1	1,541	(12.7)
Income before income taxes	94,228	55,147	8.4	5.1	39,081	70.9
Income tax expense	29,729	14,790	2.7	1.4	14,939	101.0
Net income	$64,499	$40,357	5.7%	3.7%	$24,142	59.8%

Income from operations for the three months ended March 31, 2018 was $104.8 million. This was an increase of $37.5 million, or 55.8 percent, from income from operations of $67.3 million for the three months ended March 31, 2017. Our operating margin of 9.3 percent for the period ended March 31, 2018 increased from 6.2 percent during the period ended March 31, 2017. This increase is due to increased profitability in program performance on fixed price and fixed unit price contracts, higher award and one-time incentive fees and product sales.

As a percentage of revenue, direct costs were 64.8 percent and 67.4 percent for the three months ended March 31, 2018 and 2017, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontracted labor and material purchases.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), facilities, marketing and bid and proposal (B&P) costs, indirect labor, and other discretionary expenses.  Indirect costs and selling expenses increased $3.9 million or 1.5 percent for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  As a percentage of revenue indirect costs and selling expenses were 24.3 percent and 24.8 percent for the three months ended March 31, 2018 and 2017, respectively.  This percentage decrease includes reductions in B&P, facility costs and bad debt expense offset by an increase to merger and acquisition costs.

Depreciation and amortization expense increased 14 thousand or 0.1 percent for the three months ended March 31, 2018 as compared to the same period a year ago.

Interest expense and other, net decreased $1.5 million or 12.7 percent during the three months ended March 31, 2018 as compared to the same period a year ago.  The decrease primarily relates to lower outstanding debt balances.

The effective income tax rate for the three months ended March 31, 2018 increased to 31.6 percent from 26.8 percent for the same period last year. The effective tax rate increased primarily due to the positive impact in FY2017 of research and development tax credits for the years ending June 30, 2016 and June 30, 2017, both of which were recognized in the third quarter of FY2017.  This increase was partially offset by the favorable effect of a reduced federal statutory rate due to the Tax Cuts and Jobs Act (TJCA) for the three months ended March 31, 2018.

Results of Operations for the Nine Months Ended March 31, 2018 and 2017

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the nine months ended March 31, 2018 and 2017, respectively:

	Nine Months Ended March 31,				Change
(dollars in thousands)	2018		2017		$	%
Department of Defense	$2,181,495	66.1%	$2,077,088	64.5%	$104,407	5.0%
Federal civilian agencies	902,075	27.4	942,115	29.3	(40,040)	(4.3)
Commercial and other	214,204	6.5	198,025	6.2	16,179	8.2
Total	$3,297,774	100.0%	$3,217,228	100.0%	$80,546	2.5%

For the nine months ended March 31, 2018, total revenue increased by 2.5 percent, or $80.5 million, over the same period a year ago.  This growth in revenue resulted primarily from increase in fixed price and fixed unit price contracts, higher award and one-time incentive fees and product sales during the quarter ended March 31, 2018.

DoD revenue increased 5.0 percent, or $104.4 million, for the nine months ended March 31, 2018, as compared to the same period a year ago.  This growth was primarily from new business in intelligence and technology support services.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies decreased 4.3 percent, or $40.0 million, for the nine months ended March 31, 2018, as compared to the same period a year ago.  This decrease was primarily attributable to reduced material sales and customer requirements offset by growth in investigation and litigation support services.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 8.2 percent, or $16.2 million primarily from our international and domestic technology services and cyber security products.  This increase was primarily attributable to increased product orders and managed services revenue from acquisitions within our international operations.  Commercial and other revenue is derived from both international and domestic operations.  Of the total commercial and other revenue, international operations accounted for 56.1 percent, or $120.1 million for the nine months ended March 31, 2018 as compared to 51.9 percent, or $102.9 million over the same period a year ago.  Domestic operations accounted for 43.9 percent, or $94.1 million as compared to 48.1 percent, or $95.1 million over the same period a year ago.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the nine months ended March 31, 2018 and 2017, respectively.

	Dollar Amount		Percentage of Revenue
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,		Change
(dollars in thousands)	2018	2017	2018	2017	$	%
Revenue	$3,297,774	$3,217,228	100.0%	100.0%	$80,546	2.5%
Costs of revenue
Direct costs	2,195,282	2,165,766	66.6	67.3	29,516	1.4
Indirect costs and selling expenses	788,569	780,397	23.9	24.2	8,172	1.0
Depreciation and amortization	53,563	53,898	1.6	1.7	(335)	(0.6)
Total costs of revenue	3,037,414	3,000,061	92.1	93.2	37,353	1.2
Income from operations	260,360	217,167	7.9	6.8	43,193	19.9
Interest expense and other, net	32,769	36,921	1.0	1.2	(4,152)	(11.2)
Income before income taxes	227,591	180,246	6.9	5.6	47,345	26.3
Income tax expense (benefit)	(21,749)	60,806	(0.7)	1.9	(82,555)	(135.8)
Net income	$249,340	$119,440	7.6%	3.7%	$129,900	108.8%

Income from operations for the nine months ended March 31, 2018 was $260.4 million. This was an increase of $43.2 million, or 19.9 percent, from income from operations of $217.2 million for the nine months ended March 31, 2017. Our operating margin of 7.9 percent for the period ended March 31, 2018 increased from 6.8 percent during the period ended March 31, 2017. This increase was due to improved financial performance on fixed price and fixed unit price contracts, higher award and incentive fees and product sales.

As a percentage of revenue, direct costs were 66.6 percent and 67.3 percent for the nine months ended March 31, 2018 and 2017, respectively. Direct costs include direct labor and ODCs, which include, among other costs, subcontracted labor and material purchases.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), facilities, marketing and B&P costs, indirect labor, and other infrastructure expenses.  Indirect costs and selling expenses increased 1.0 percent or $8.2 million comparing the nine months ended March 31, 2018 to the nine months ended March 31, 2017.  As a percentage of revenue indirect costs and selling expenses were 23.9 percent and 24.2 percent for the nine months ended March 31, 2018 and 2017, respectively.  This percentage decrease was driven by lower B&P and lower facilities costs due to lease consolidations.

Depreciation and amortization expense decreased $0.3 million or 0.6 percent for the nine months ended March 31, 2018 as compared to the same period a year ago.  This decrease was the result of the run-off of amortization expense related to prior acquisitions, partially offset by increased depreciation expense.

Interest expense and other, net decreased $4.2 million or 11.2 percent during the nine months ended March 31, 2018 as compared to the same period a year ago.  The decrease primarily relates to lower outstanding debt balances.

The effective income tax rate for the nine months ended March 31, 2018 decreased to (9.6) percent from 33.7 percent for the same period last year, primarily due to a net benefit from the TCJA, discussed in Note 10.  The effective tax rate was also favorably affected by excess tax benefits from employee share-based payment awards under ASU 2016-09, a benefit from the research and development tax credit, and gains from the change in value of assets invested in corporate owned life insurance (COLI) policies.

Liquidity and Capital Resources

As of March 31, 2018, the aggregate amount of committed financing under our Credit Facility was $1,981.3 million, which included an $850.0 million revolving credit facility, and a $1,131.3 million term loan.  The Credit Facility matures on June 1, 2020.

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of March 31, 2018, we had $154.5 million outstanding under the Revolving Facility and no borrowings on the swing line.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $13.5 million through June 30, 2018 and $27.0 million thereafter until the balance is due in full on June 1, 2020.  As of March 31, 2018, $938.4 million was outstanding under the Term Loan.

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

Cash and cash equivalents were $56.0 million and $65.5 million as of March 31, 2018 and June 30, 2017, respectively. Our operating cash flow was $254.5 million for the nine months ended March 31, 2018 compared to $216.5 million for the same period a year ago. The year-over-year increase is primarily due to the timing of vendor payables and receivable collections. Days-sales outstanding (DSO) was 62 days at March 31, 2018, compared to 58 days at March 31, 2017 due to normal fluctuations in collections.

Cash used in investing activities was $82.2 million and $20.8 million during the nine months ended March 31, 2018 and 2017, respectively.  During the nine months ended March 31, 2018 we paid $50.4 million for business acquisitions, as compared to $5.8 million during the same period a year ago.  For the nine months ended March 31, 2017 we received a net working capital refund from our NSS acquisition of $13.6 million.  We also received $4.7 million of capital contributions relating to our joint ventures.  We had no similar proceeds during the nine months ended March 31, 2018.

Cash flows used in financing activities were $183.3 and $189.1 million during the nine months ended March 31, 2018 and March 31, 2017, respectively.  During the nine months ended March 31, 2018 and March 31, 2017 we had net payments under our credit facility of $151.0 million and $178.5 million, respectively. During the nine months ended March 31, 2018 we paid $11.6 million of contingent consideration related to various acquisitions made during prior fiscal years.  We made no similar payments during the nine months ended March 31, 2017. During the nine months ended March 31, 2018 and March 31, 2017 we also used cash within financing activities of $20.7 million and $10.6 million to pay taxes on equity transactions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $800.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the nine months ended March 31, 2018 would have fluctuated by approximately $2.9 million.

Approximately 3.6 percent and 3.2 percent of our total revenue in nine months ended March 31, 2018 and 2017, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2018, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $19.4 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at March 31, 2018.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2018.

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

On July 23, 2015, Plaintiffs filed a Notice of Appeal of the district court’s June 2015 decision.  On October 21, 2016, the Court of Appeals vacated and remanded the District Court’s judgment with instructions for the District Court to make further determinations regarding the political question doctrine.  The District Court conducted an initial status conference on December 16, 2016.  On June 9, 2017, the District Court dismissed Plaintiff Rashid without prejudice from the action based upon his inability to participate.  On July 19, 2017, CACI Premier Technology, Inc. filed a motion to dismiss the action on numerous legal grounds.  The Court held a hearing on that motion on September 22, 2017, and denied the motion pending issuance of a written decision.  On January 17, 2018, CACI filed a third-party complaint naming the United States and John Does 1-60, asserting claims for contribution, indemnification, exoneration and breach of contract in the event that CACI Premier Technology, Inc. is held liable to Plaintiffs, as Plaintiffs are seeking to hold CACI Premier Technology, Inc. liable on a co-conspirator theory and a theory of aiding and abetting.  On April 13, 2018, the Court held a hearing on the United States’ motion to dismiss and took the matter under advisement.

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

We are vigorously defending the above-described legal proceedings, and based on our present knowledge of the facts, believe the lawsuits are completely without merit.

Item 1A.  Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2017. There have been no material changes from the risk factors described in that report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	9,654	$138.64	1,140,584	109,416
February 2018	—	—	—	—
March 2018	—	—	—	—
Total	9,654	$138.64	1,140,584	109,416

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

101

The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. *

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: May 4, 2018	By:	/s/ Kenneth Asbury
Kenneth Asbury
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 4, 2018	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 4, 2018	By:	/s/ Gregory W. Buckis, Sr.
Gregory W. Buckis, Sr.
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)