Form 10-K
period 2018-06-30
CACI INTERNATIONAL INC /DE/
filed 2018-08-20
CIK 16058

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

The aggregate market value of common shares held by non-affiliates of the registrant on December 31, 2017 was $3,198,962,896, based upon the closing price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of August 7, 2018, the registrant had 24,705,478 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s proxy statement for its 2018 annual meeting of stockholders. With the exception of the sections of the 2018 Proxy Statement specifically incorporated herein by reference, the 2018 Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

CACI International Inc

FORM 10-K

PART I

Item 1. Business

Background

CACI International Inc was founded in 1962 as a simulation technology company and has grown into an international information solutions and services provider.  CACI serves 12 markets for which we provide domain expertise, solutions and services to meet mission needs.  The 12th market, Space Operations and Resilience, was recently added and reflects the growing importance of this domain to national security and the expansion of CACI in this market with the Consolidated Air Force Satellite Control Network Modifications, Maintenance and Operations contract win.

CACI International Inc was organized in Delaware on October 8, 1985 and is a holding company whose operations are conducted through subsidiaries, which are located in the U.S. and Europe.

With revenue for the year ended June 30, 2018 (FY2018) of $4.5 billion, we serve customers in the U.S. federal government and commercial markets, primarily throughout North America and internationally on behalf of U.S. customers, as well as in the United Kingdom (U.K.) and the Netherlands. As a result of our diverse capabilities and customer mission understanding, many of our customer relationships have existed for over 20 years.

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

Overview

At June 30, 2018, we had approximately 18,800 employees.

Domestic Operations

Our domestic operations account for 100 percent of our U.S. government revenue and 44.0 percent of our commercial and other revenue. Some of the contracts performed by our domestic operations involve assignment of employees to international locations in support of our federal government customers. We provide our services and solutions to our domestic customers in the following market areas:

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

●

Cyber Security – CACI’s cyber security solutions combine years of cyber and electronic warfare experience with cutting-edge signals intelligence and radio frequency (RF) expertise. We help protect vulnerable platforms – including airplanes, cell phones, weapons systems, and unmanned aerial vehicles – from cyber attacks, and we provide comprehensive cyber support to a number of federal customers and the Intelligence Community (IC). We also have a world-class cyber team that provides tailored support to the IC and Department of Defense (DoD). CACI’s full-spectrum cyber security capabilities span platform defense and exploitation, advanced network operations, and cyber engineering of resilient systems. Our rapid research and development, prototyping, and integration capabilities enable us to combat shifting and emerging threats.

●

Enterprise Information Technology (IT) – CACI’s Enterprise IT solutions support our customers’ missions. Our experts secure operational IT environments in the defense, intelligence, homeland security, and civilian communities. We provide tailored, end-to-end, enterprise-wide information solutions and services for the design, development, integration, deployment, operations and management, sustainment, and security of our customers’ IT solutions. An Amazon Web Services (AWS) Premier Consulting Partner, we deliver cloud-powered solutions, performance-based service management, development operations and mobility, defensive cyber, end-user services, and infrastructure services. We support customers in the adoption of virtualized cloud services and mobile solutions that are revolutionizing the efficiency, reliability, and cost-effectiveness of IT services. We provide managed services and technical services that enhance efficiency, improve mission uptime, and reduce costs. Our operational, analytic, consulting, and transformational services use industry leading-edge practices, standards, and innovations to enable and optimize the full lifecycle of the enterprise IT environment.

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

●

Intelligence Systems and Support – CACI designs, develops, integrates, deploys, and rapidly prototypes hardware- and software-enabled tools and applications in support of data collection, processing, and analysis for our IC and DoD customers. An industry leader in signals intelligence (SIGINT) collection, processing, and dissemination systems, we deliver end-to-end SIGINT capabilities, including virtualized signal processing. We also provide significant support to the federal government in foreign instrumentation signals intelligence. We employ multi-intelligence fusion analysis of vast data from multiple intelligence sources, displayed using robust visualization techniques, to support a wide range of intelligence products and services for our customers to deliver actionable information in near real-time. We embed advanced artificial intelligence techniques within production-ready, cost-effective architectures to meet customers’ evolving strategic and tactical needs. Our deep neural network frameworks have yielded proven solutions for large-scale automation of object detection and classification for classified customers. We design and develop software-defined radio systems capable of hosting a range of SIGINT capabilities. The capabilities include the SkyTracker™ product suite of counter-unmanned aerial systems (C-UAS) solutions, which accurately and reliably detects, identifies, and tracks UAS threats against valuable assets and national airspace. We also deliver quick reaction capabilities for integrating SIGINT and RF systems into platforms to deliver precision electronic warfare solutions to meet the rising tempo of missions.

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

●

Logistics Systems and Services – CACI provides a full suite of logistics and material readiness solutions and professional service offerings that ensure the efficient, effective, and secure global flow and storage of materials, services, and information in support of U.S. government agencies. We provide complete product lifecycle management to make certain that provisions, equipment, and systems are ready anytime, anywhere. We deploy comprehensive supply chain solutions to enhance visibility, facilitate readiness-based sparing, and analyze readiness in near-real time. To advance the secure flow of supplies, we optimize efficiency while minimizing the time and cost of meeting readiness requirements across the enterprise. We provide our customers with workforce readiness by tailoring solutions to achieve the optimal capability of the organization and individual. We develop and manage logistics information systems as well as specialized simulation and modeling toolsets, and provide logistics engineering services.

●

Space Operations and Resiliency – CACI provides the advanced technology and mission support capabilities required to launch, operate, and exploit systems in the space domain. Our unique solutions predict outcomes, allowing decision-makers more time and better options for executing the mission. Our advanced analytics capabilities are used across the mission space and range from the execution of launch operations planning to the mission management of complex on-orbit systems. We use advanced big data and deep learning solutions to enhance the ability of our mission partners to solve their most complex problems. We also provide engineering, logistics, and modification solutions to globally deployed ground systems used to provide critical mission capabilities to ongoing missions as well as launch and early orbit events.

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

International Operations

Our international operations are conducted primarily through our operating subsidiaries in Europe, CACI Limited and CACI BV, and account for substantially all revenue generated from international customers and 56.0 percent of our commercial and other revenue.  Headquartered in London, our international operations provide a diverse mix of IT services and proprietary data and software products, serving commercial and government customers throughout the U.K., continental Europe and around the world.

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

At any one time, we may have over 1,700 separate active contracts and/or task orders. In FY2018, the top ten revenue-producing contracts, many of which consist of many task orders, accounted for 30.9 percent of our revenue, or $1.4 billion.

In FY2018, 93.5 percent of our revenue came from U.S. government prime contracts or subcontracts consisting of 66.6 percent from DoD contracts and 26.9 percent from U.S. government civilian agency customers.

Industry Trends

The federal government is a large and sophisticated user of information technology. The nation’s expenditures on military, homeland security, and intelligence operations are substantially larger than those of any of its allies or adversaries.

The Budget Control Act of 2011 (the BCA) established limits on discretionary spending, reducing planned defense spending by a minimum of $487 billion over a 10 year period that began at the end of the government’s Fiscal Year (FY) 2012.  In addition, the BCA included a sequester mechanism that imposed additional defense cuts of $500 billion, or approximately 9 percent over nine years starting in the government’s FY2013 if the Congress did not identify a means to reduce the U.S. deficit by $1.2 trillion.  Because these means were not identified, the sequester mechanism took effect in March 2013.

Since the beginning of sequestration in March 2013, there have been three laws enacted that have extended the automatic direct spending reductions beyond the government’s FY2021.  As a result of the agreement to end a shutdown of the U.S. Government in October 2013, the Bipartisan Budget Act of 2013 (BBA 2013), signed into law in December 2013, revised the amount of discretionary spending to be sequestered for the government’s FY2014 and FY2015, and included an extension of the sequestration process applied by the BCA to non-exempt mandatory spending for the government’s FY2022 and FY2023.  In February 2014, as part of an act to exempt from the BCA the retirement pay of members and former members of the Armed Forces under the age of 62 before the start of 2014, the sequestration process was extended for non-exempt mandatory spending to the government’s FY2024.  At the end of October 2015, the Bipartisan Budget Act of 2015 (BBA 2015) was signed into law, increasing the defense and non-defense discretionary spending caps as enacted by the BCA in the government’s FY2016 and FY2017.  This law further extended automatic direct spending reductions to non-exempt mandatory spending for the government’s FY2024 and FY2025. In February 2018, the Bipartisan Budget Act of 2018 (BBA 2018) was signed into law.  This law established a framework and increased the caps on defense and non-defense discretionary spending for the government’s FY2018 and FY2019.  Defense caps were increased by $80 billion for FY2018 and $85 billion for FY2019, while non-defense caps were increased by $63 billion and $68 billion, respectively.  If there are no changes to at least the discretionary spending levels set by the BCA for the government’s FY2020 full sequestration of defense and non-defense spending will resume on October 1, 2019.

From October 1, 2017 until March 23, 2018, except for January 20th to the 22nd, the U.S. Government operated under a series of continuing resolutions (CRs).  During those months while the government operated under CRs, we continuously reviewed our operations in an attempt to identify those programs that were potentially at risk from the consequences of uncertain or delayed appropriations so that we could make appropriate contingency plans, should they have been necessary.  We experienced reduced funding on some of our programs but did not have any of our major programs cancelled.

In light of the BCA and deficit reduction pressures offset by the provisions of the BBA 2018, discretionary and non-exempt mandatory spending by the federal government is expected to be higher in the government’s FY2018 and FY2019 and to be constrained thereafter at least through the government’s FY2025.  Even with the reduced amount of sequestration for the government’s FY2018, we experienced the impact of uncertain and delayed appropriations on contracts and task orders we hold and delays in the awarding of contracts on which we have bid.  We expect this trend to continue into the government’s FY2019, beginning on October 1, 2018.

The sequester mechanism, if left unmodified beyond the government’s FY2019, along with other pressures on government spending, can negatively impact our business and could have further negative impacts on us in the future.  We may experience disruption of existing programs, delays in contract awards, and other actions, including partial or complete contract terminations.

During our FY2018, we continued to take steps to make sure our cost structure is in line with our expectations of future business opportunities, given the challenging environment for companies in our industry.  No single contract or task order was more than 5.0 percent of our revenue during FY2018.  We believe we are well positioned to win new business in the market areas we focus on, where the government is expected to continue to spend while constrained by sequestration.

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

▪	Funding to support the use of military and intelligence assets, particularly special operating forces, to combat these threats is expected to remain stable or increase as result of the BBA 2018.
▪	Logistics and force protection operations will continue. We anticipate a continuing need to re-set and modernize equipment and infrastructure.
–	Non-Security Market Opportunities
▪	The intersection of law enforcement and intelligence is expected to continue to create opportunities supporting the Departments of Homeland Security, Justice, and State.
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

●

As companies strive to expand by increasing market share, there is increasing competition for acquisition candidates. Players in cyber, electronic warfare, healthcare and data analytics are in particularly high demand.

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

–	The increased engagement by competition advocates maximizes the use of multiple-source, continuously competitive contracts.

–	Fees for subcontract management are being limited to reflect actual value provided, i.e., risk assumed by prime and continuous subcontractor risk reduction.
–	The government’s management of cash may slow the timing of payment of our invoices.

Recent Acquisitions

During the past three fiscal years, we completed a total of ten acquisitions, including:

●	On May 31, 2018, CACI acquired certain assets of an entity in the United States which constituted a business, providing Enterprise IT solutions.
●	On November 22, 2017, CACI acquired 100 percent of the outstanding membership interests of a business in the United States which provides cyber solutions.
●

On November 1, 2017, CACI Limited acquired 100 percent of the outstanding shares of a London-based software and mapping data company. The company provides geographical information systems, logistics and route optimization software and related map data.

●	On October 1, 2017, CACI Limited acquired 100 percent of the outstanding shares of a United Kingdom IT consulting services and software engineering company.
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

Backlog

Our total backlog as of June 30, 2018, which consists primarily of contracts with the U.S. government was $11.3 billion of which $2.1 billion was for funded orders.  We presently anticipate, based on current revenue projections, that the majority of the funded backlog as of June 30, 2018 will result in revenue during the fiscal year ending June 30, 2019.

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

Revenue by Contract Type

The following information is provided on the amounts of our revenue attributable to cost reimbursable, firm fixed-price (including proprietary software product sales) and time-and-materials contracts during each of the last three fiscal years:

	Years ended June 30,
	2018		2017		2016
	(dollars in thousands)
Cost reimbursable	$2,276,589	51.0%	$2,128,063	48.9%	$1,817,923	48.5%
Firm fixed-price	1,457,494	32.6	1,407,409	32.3	1,245,269	33.3
Time and materials	733,777	16.4	819,145	18.8	680,861	18.2
Total	$4,467,860	100.0%	$4,354,617	100.0%	$3,744,053	100.0%

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

The federal government is our primary customer, with revenue from federal government contracts, either as a prime contractor or a subcontractor, accounting for 93.5 percent of our total revenue in FY2018 and 93.9 percent of our total revenue in FY2017. Specifically, we generated 66.6 percent of our total revenue in FY2018 and 65.0 percent of our total revenue in FY2017 from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government or any significant agency in the intelligence community or the DoD, if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

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

Subsequent to the enactment of the BCA in 2011, the Congress and the Administration were unable to reach agreement on budget reduction measures required by the legislation.  The BCA required total projected defense spending to decline by $487 billion from the government’s FY2012 through FY2021.  It also included a sequester mechanism that imposed additional defense cuts of $500 billion over nine years starting in the government’s FY2013 if the Congress did not identify a means to reduce the U.S. deficit by $1.2 trillion.  The effects of sequestration on spending discretionary and non-exempt mandatory have been mitigated by three pieces of legislation:  BBA 2013, signed into law in late December of 2013, revising the amount of discretionary spending to be reduced for the government’s FY2014 and FY2015, as originally allowed under the BCA; as part of an act to exempt from the BCA the retirement pay of members and former members of the Armed Forces under the age of 62 before the start of 2014; and by the Bipartisan Budget Act of 2015 (BBA 2015), signed into law at the end of October 2015, increasing the defense and non-defense FY2016 and FY2017 discretionary spending caps.  These laws extended the automatic direct spending reductions to the government’s FY2025.  In February 2018, the Bipartisan Budget Act of 2018 (BBA 2018) was signed into law.  This law established a framework and increased the caps on defense and non-defense discretionary spending for the government’s FY2018 and FY2019.  If there are no changes to at least the discretionary spending levels set by the BCA for the government’s FY2020, full sequestration of defense and non-defense spending will return on October 1, 2019.

In light of the BCA and deficit reduction pressures offset by the BBA 2018, discretionary spending by the federal government is expected to be higher in the government’s FY2018 and FY2019, and constrained thereafter at least through the government’s FY2021.  The sequester mechanism, if left unmodified beyond the government’s FY2019, along with other pressures on government spending, could negatively impact our business and could have further negative impacts on us in the future.  We may experience disruption of existing programs, delays in contract awards, and other actions, including partial or complete contract terminations.

In years when Congress does not complete its budget process before the end of its fiscal year (September 30), government operations are funded through a continuing resolution (CR) that temporarily funds federal agencies.  Recent CRs have generally provided funding at the levels provided in the previous fiscal year and have not authorized new spending initiatives. When the federal government operates under a CR, delays can occur in the procurement of products and services. Historically, such delays have not had a material effect on our business; however, should funding of the federal government continue to be provided through CRs during its fiscal year beginning on October 1, 2018 and extended through the entire government 2019 fiscal year, it could have significant consequences to our business and our industry.  If Congress cannot complete its budget process or does not pass a CR by the end of September, a shutdown of the federal government will result on October 1, 2018, as happened in October 2013 and again, briefly, in January 2018.  Were a shutdown to occur, it could result in our incurring substantial labor or other costs without being reimbursed under our contracts or the delaying or cancelling of certain programs.  This could also have an adverse effect on our business and our industry.

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

Federal government agencies, including the Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also evaluate the adequacy of internal controls over our business systems, including our purchasing, accounting, estimating, earned value management, and government property systems. Any costs found to be improperly allocated or assigned to contracts will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially and adversely from those anticipated.

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

We perform a portion of our engagements on a variety of fixed-price contract vehicles. We derived 32.6 percent of our total revenue in FY2018 and 32.3 percent of our total revenue in FY2017 from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-materials basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.

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

At June 30, 2018, our backlog included cost reimbursable, time-and-materials and fixed-price contracts. Cost reimbursable and time-and-materials contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may vary materially and adversely depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

We conduct the majority of our international operations in the United Kingdom and the Netherlands. Our international operations comprised 3.7 percent of our revenue in FY2018 and 3.1 percent of our revenue in FY2017. Our international operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound and the Euro, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

In May 2018, the Data Protection Act 2018 (DPA) and the General Data Protection Regulation 2016 (GDPR) came into force in the U.K. This new legislation imposes more stringent data protection obligations on companies such as CACI that process personal data. The maximum fine which can be levied by the U.K. data protection regulator has increased to 4.0 percent of revenue. CACI has been preparing for this legislation since mid-2017 and has implemented a number of risk-mitigating strategies, however, it is not possible to eliminate all risk associated with the new legislation. Possible risks include violations of the DPA and/or GDPR arising from human error or external threats to CACI’s IT systems or process omissions.

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

The Credit Facility consists of a $1,100.0 million revolving credit facility (the Revolving Facility) and a $938.4 million term loan facility (the Term Loan).  The Revolving Facility has sub-facilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.  At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $400.0 million or an amount subject to 2.75 times senior secured leverage, calculated assuming the revolving Facility is fully drawn, with applicable lender approvals.  At June 30, 2018, $135.0 million was outstanding under the revolving credit facility and $938.4 million was outstanding under the term loan.  In addition, the terms of the Credit Facility allow us to incur additional indebtedness from other sources so long as we satisfy the covenants in the agreement governing the Credit Facility.  If new debt is added to our current debt levels, the risks related to our ability to service that debt could increase.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

The Credit Facility matures on June 30, 2023.  Principal payments under the term loan are due in quarterly installments.  Our business may not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.

A change in control or fundamental change may adversely affect us.

The Credit Facility provides that certain change in control events with respect to us will constitute a default.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of June 30, 2018, we leased office space at 109 U.S. locations containing an aggregate of approximately 2.6 million square feet located in 22 states and the District of Columbia. In three countries outside the U.S., we leased office space at 14 locations containing an aggregate of approximately 72,000 square feet. Our leases expire primarily within the next five years, with the exception of seven leases in the Washington, DC metropolitan area and five leases outside of the metro area, which will expire within the next five to 12 years. We anticipate that most of these leases will be renewed or replaced by other leases. All of our offices are in reasonably modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

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

On April 13, 2018, the Plaintiffs filed a motion to reinstate Plaintiff Rashid, which CACI opposed.  On April 20, 2018, the Court granted that motion subject to Plaintiff Rashid appearing for a deposition.  On May 21, 2018, CACI filed a motion to dismiss for lack of subject matter jurisdiction based on a recent Supreme Court decision.  On June 25, 2018, the Court denied that motion.

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

The ranges of high and low sales prices of our common stock quoted on the New York Stock Exchange for each quarter during the fiscal years ended June 30, 2018 and 2017 were as follows:

	2018		2017
Quarter	High	Low	High	Low
1st	$142.85	$118.10	$103.21	$87.67
2nd	$147.31	$121.60	$133.70	$96.05
3rd	$159.40	$133.00	$135.35	$117.25
4th	$174.80	$147.15	$132.45	$112.10

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

As of August 7, 2018, the number of stockholders of record of our common stock was approximately 229.  The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2018	8,740	$152.99	1,149,324	100,676
May 2018	—	—	—	—
June 2018	—	—	—	—
Total	8,740	$152.99	1,149,324

The following graph compares the cumulative 5-year total return to shareholders on CACI International Inc’s common stock relative to the cumulative total returns of the Russell 1000 index and the Dow Jones U.S. Computer Services Total Stock Market index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2013 and tracks it through June 30, 2018.

Comparison of Five Year Cumulative Total Returns

Performance Graph for

CACI International Inc

$100 invested on 6/30/13 in stock or index—including reinvestment of dividends.  Fiscal year ending June 30.

	June 30,
	2013	2014	2015	2016	2017	2018
CACI International Inc	$100.00	$110.58	$127.41	$142.40	$196.96	$265.47
Russell 1000	$100.00	$125.35	$134.59	$138.54	$163.52	$187.29
Dow Jones U.S. Computer Services Total Stock Market	$100.00	$104.97	$106.49	$105.88	$120.66	$131.64

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements for each of the fiscal years in the five year period ended June 30, 2018. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the Notes thereto, included in Part II in this Annual Report on Form 10-K.

Income Statement Data

	Years ended June 30,
	2018 (1)	2017	2016	2015	2014
	(amounts in thousands, except per share data)
Revenue	$4,467,860	$4,354,617	$3,744,053	$3,313,452	$3,564,562
Costs of revenue	4,127,160	4,057,356	3,479,303	3,077,071	3,307,159
Net income attributable to CACI	301,171	163,671	142,799	126,195	135,316
Earnings per common share and common share equivalent:
Basic:
Weighted-average shares outstanding	24,616	24,401	24,262	23,948	23,429
Earnings per share	$12.23	$6.71	$5.89	$5.27	$5.78
Diluted:
Weighted-average shares and equivalent shares outstanding	25,255	25,069	24,802	24,388	25,155
Earnings per share	$11.93	$6.53	$5.76	$5.17	$5.38

(1)	Net income for FY2018 includes $103.3 million or $4.09 per diluted share of estimated tax benefits related to enactment of the Tax Cuts and Jobs Act on December 22, 2017. See Note 19.

Balance Sheet Data

	As of June 30,
	2018	2017	2016	2015	2014
	(amounts in thousands)
Total assets	$4,034,206	$3,911,082	$3,987,341	$3,242,030	$3,330,257
Long-term obligations	1,187,458	1,317,297	1,566,394	1,161,840	1,373,351
Working capital	392,210	353,158	356,662	266,429	290,568
Shareholders’ equity	2,106,887	1,793,721	1,607,313	1,480,272	1,359,166

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

Overview

We are a leading provider of information solutions and services to the U.S. government. We derived 93.5 percent of our revenue during the year ended June 30, 2018 from contracts with U.S. government agencies, including 66.6 percent from DoD customers and 26.9 percent from U.S. federal civilian agency customers including the Department of Homeland Security. We also provide services commercial customers and agencies of foreign governments.

Budgetary pressures and sequestration have created a challenging environment for us and other companies in our industry.  For further information on the trends currently impacting us, please see Item 1, Business – Industry Trends.

For the year ended June 30, 2018, 93.5 percent of our revenue was from contracts where we were the lead, or “prime,” contractor. Our contract base has approximately 597 active contracts and 1,700 active task orders.  We have a diverse mix of contract revenue types, with 51.0 percent cost reimbursable, 32.6 percent fixed-price, and 16.4 percent time-and-materials for the year ended June 30, 2018.

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

The Company’s U.S. government contracts comprise 93.5 and 93.9 percent of total revenue in the year ended June 30, 2018 and 2017, respectively and are subject to subsequent government audit of direct and indirect costs. Incurred cost audits have been completed through June 30, 2009. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet started or completed.

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

We evaluate goodwill as of the first day of the fourth quarter.  In addition, we will perform interim impairment testing should circumstances requiring it arise.  We completed our annual goodwill assessment as of April 1, 2018 and no impairment charge was necessary as a result of this assessment.  We have concluded that none of our reporting units are at risk of a goodwill impairment in the near term as their fair values are considerably greater than their carrying values.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended (ASC 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In addition, ASU 2014-09 added ASC 340-40 to codify guidance on other assets and deferred costs for contracts with customers.  On July 9, 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017, using either a full retrospective approach or a modified approach.

The Company plan adopted the standard on July 1, 2018 on a modified retrospective basis, whereby the cumulative effect of applying the standard was recognized through shareholders’ equity on the date of adoption.  In addition, for our fiscal year ending June 30, 2019 and the interim reporting periods therein, the Company is required to disclose the amount by which each financial statement line item was affected by the new standard.

As part of our implementation process, the Company performed the following: designed and implemented transition controls; reviewed representative contracts within each of our revenue streams; updated our current accounting policies and procedures, information systems, and internal controls over financial reporting; calculated the cumulative equity adjustment; and updated certain financial reports and footnote disclosures to comply with the new standard.  We have substantially completed our implementation process in 2018.

We expect ASC 606 will impact the pattern of revenue recognition for some of our contracts with customers.  For our award and incentive fee contracts, we will recognize a constrained amount of variable consideration throughout the performance period rather than defer recognition of the relevant portion of fee until customer notification of the amount earned.  Some of our fixed price services-type contracts in which revenue is currently recognized on a straight-line basis over the performance period will be converted to recognition of revenue over time using a cost-to-cost input method to measure our progress towards the complete satisfaction of the performance obligation.  We do not anticipate a material impact to our cost-plus-fixed fee, fixed price/level-of-effort, time-and-materials, fixed price product sales, or fixed price contracts that currently use percentage-of-completion accounting.

ASC 340-40 will require the Company to capitalize certain costs to fulfill and obtain a contract.  These capitalized costs will be amortized over the period of contract performance as revenue is recognized from the transfer of goods or services and the underlying performance obligations are satisfied.

On July 1, 2018, upon adoption, the Company expects to record a net increase to shareholders’ equity ranging from $15.0 million to $25.0 million.  This amount primarily relates to: revenue on award and incentive fee contracts that is currently required to be deferred under ASC 605; the costs to obtain a contract that are required to be capitalized upon adoption; and revenue for software license renewals that must be deferred under ASC 606 until the beginning of the renewal period.

Results of Operations

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

Consolidated Statements of Operations

Years ended June 30,

							Year to Year Change
	2018	2017	2016	2018	2017	2016	2017 to 2018		2016 to 2017
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(dollar amounts in thousands)
Revenue	$4,467,860	$4,354,617	$3,744,053	100.0%	100.0%	100.0%	$113,243	2.6%	$610,564	16.3%
Costs of revenue
Direct costs	2,978,608	2,934,804	2,487,633	66.7	67.4	66.4	43,804	1.5	447,171	18.0
Indirect costs and selling expenses	1,076,356	1,050,792	926,918	24.1	24.1	24.8	25,564	2.4	123,874	13.4
Depreciation and amortization	72,196	71,760	64,752	1.6	1.7	1.7	436	0.6	7,008	10.8
Total costs of revenue	4,127,160	4,057,356	3,479,303	92.4	93.2	92.9	69,804	1.7	578,053	16.6
Income from operations	340,700	297,261	264,750	7.6	6.8	7.1	43,439	14.6	32,511	12.3
Interest expense and other, net	42,036	48,642	41,138	0.9	1.1	1.1	(6,606)	(13.6)	7,504	18.2
Income before income taxes	298,664	248,619	223,612	6.7	5.7	6.0	50,045	20.1	25,007	11.2
Income tax (benefit) expense	(2,507)	84,948	80,813	-	1.9	2.2	(87,455)	(103.0)	4,135	5.1
Net income	$301,171	$163,671	$142,799	6.7%	3.8%	3.8%	$137,500	84.0%	$20,872	14.6%

Revenue

For FY2018, our total revenue increased from FY2017 by $113.2 million or 2.6 percent.  This growth in revenue resulted primary from increases in intelligence services, systems and support fixed price and fixed unit price contracts, higher award and one-time incentive fees and increased cyber security product sales.

For FY2017, our total revenue increased from FY2016 by $610.6 million, or 16.3 percent.  This growth in revenue resulted from the NSS acquisition and other FY2016 acquisitions.

The following table summarizes revenue earned by each of the customer groups for the three most recent fiscal years:

	Years ended June 30,
	2018		2017		2016
	(dollar amounts in thousands)
Department of Defense	$2,974,578	66.6%	$2,829,305	65.0%	$2,439,329	65.1%
Federal civilian agencies	1,201,874	26.9	1,259,212	28.9	1,062,508	28.4
Commercial and other	291,408	6.5	266,100	6.1	242,216	6.5
Total	$4,467,860	100.0%	$4,354,617	100.0%	$3,744,053	100.0%

DoD revenue increased 5.1 percent, or $145.3 million in FY2018 as compared to FY2017.  The increase was primarily from increases in fixed price and fixed unit price contracts, higher award and incentive fees.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenue includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from DoD customers increased 16.0 percent, or $390.0 million in FY2017 as compared to FY2016.  This increase was attributable primarily to acquired revenue.  Excluding acquired revenue, DoD revenue decreased by $69.8 million or 3.1 percent, primarily due to lower subcontractor costs and ODCs resulting from the drawdown in Afghanistan, federal budget-related reduction activities and reduced customer requirements.

Federal civilian agencies revenue decreased 4.6 percent, or $57.3 million for FY2018 as compared to FY2017.  This decrease was primarily attributable to reduced material sales and customer requirements partially offset by growth in investigation and litigation support services.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Revenue from federal civilian agencies increased 18.5 percent, or $196.7 million in FY2017 as compared to FY2016.  The acquisition of NSS accounted for $190.1 million of the increase in federal civilian agency revenue.  NSS contracts consist mainly of contracts in our Enterprise IT market.  Excluding NSS, federal civilian agency revenue increased $6.6 million or 1.0 percent.  This increase was primarily attributable to our intelligence systems and services, investigations and litigation support, and business systems contracts.

Commercial and other revenue increased 9.5 percent, or $25.3 million in FY2018 as compared to FY2017 primarily from our international and domestic technology services and cyber security products.  This increase was attributable to increased product orders and managed services revenue from acquisitions within our international operations.  Commercial and other revenue is derived from both international and domestic operations.  Of the total commercial and other revenue, international operations accounted for 56.0 percent or $163.3 million for the year ended June 30, 2018 as compared to 51.5 percent or $137.1 million over the same period a year ago.  Domestic operations accounted for 44.0 percent or $128.1 million as compared to 48.5 percent or $129.0 million over the same period a year ago.

Commercial and other revenue increased 9.9 percent, or $23.9 million, to $291.4 million in FY2017 as compared to FY2016. The increase came from both our international and domestic technology services and cyber security products.  Of the total commercial and other revenue international operations accounted for 51.5 percent, or $137.1 million, of the total commercial revenue, while domestic operations accounted for 48.5 percent, or $129.0 million.

Income from Operations

During the fiscal years ended June 30, 2018, 2017, and 2016, as a percentage of revenue, total direct costs were 66.7 percent, 67.4 percent, and 66.4 percent, respectively.  Direct costs include direct labor and ODCs, which include, among other costs, subcontracted labor and materials along with equipment purchases and travel expenses.  ODCs, which are common in our industry, typically are incurred in response to specific customer tasks and may vary from period to period.

The single largest component of direct costs, direct labor, was $1.3 billion, $1.3 billion and $1.2 billion in FY2018, FY2017, and FY2016, respectively. ODCs were $1.6 billion, $1.6 billion, and $1.3 billion in FY2018, FY2017, and FY2016, respectively.  Direct labor and ODCs from FY2017 to FY2018 remained primarily the same.  The direct labor and ODC increase from FY2016 to FY2017 were primarily the result of the acquisition of NSS.

Indirect costs and selling expenses which include fringe benefits (attributable to both direct and indirect labor), marketing and bid and proposal costs, indirect labor and other discretionary expenses, increased $25.6 million or 2.4 percent in FY2018 as compared to FY2017.  Indirect expenses increased mainly from merger and acquisition costs, costs associated with starting up our shared service center, and long-term incentive plan costs.  Indirect costs and selling expense increased $123.9 million or 13.4 percent in FY2017 as compared to FY2016.  This increase in indirect costs and selling expenses was primarily due to the NSS acquisition, facility lease termination costs, long term incentive and other compensation costs offset by the absence of acquisition related expenses that occurred during the twelve months ended June 30, 2016.  As a percentage of revenue indirect costs and selling expenses were 24.1 percent, 24.1 percent and 24.8 percent for FY2018, FY2017 and FY2016, respectively.

Depreciation and amortization expense increased $0.4 million, or 0.6 percent, in FY2018 as compared to FY2017.  This increase was the result of increased depreciation expense due to amortization of acquired intangible assets related to acquisitions offset by the runoff of amortization expense related to prior acquisitions.  In FY2017 depreciation and amortization expense decreased $7.0 million or 10.8 percent as compared to FY2016.  The decrease was primarily attributable to lower amortization of intangible assets from runoff amortization expense related to prior acquisitions partially offset by additional intangible amortization expense related to the NSS acquisition.

Interest expense and other net decreased $6.6 million, or 13.6 percent, in FY2018 as compared to FY2017.  This decrease primarily relates to lower outstanding debt balances.  Interest expense and other net increased $7.5 million, or 18.2 percent in FY2017 as compared in FY2016.  This increase primarily relates to interest on $550.0 million of additional indebtness incurred to fund the acquisition of NSS.

The effective income tax rates in FY2018, FY2017, and FY2016, were (0.8) percent, 34.2 percent, and 36.1 percent, respectively. The effective income tax rate for FY2018 is lower than FY2017 and FY2016 primarily due to estimated benefits related to the Tax Cuts and Jobs Act (TCJA) (see Note 19).  The tax rate in each year was also favorably affected by excess tax benefits from employee share-based payment awards under ASU 2016-09, a benefit from the research and development tax credit, and gains from the change in value of assets invested in corporate-owned life insurance (COLI) policies.

Effects of Inflation

During FY2018, 51.0 percent of our business was conducted under cost-reimbursable contracts which automatically adjust revenue to cover costs that are affected by inflation.  16.4 percent of our revenue was earned under time-and-materials contracts, where labor rates for many of the services provided are often fixed for several years. Under certain time-and-materials contracts containing IDIQ procurement arrangements, we adjust labor rates annually as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our time-and-materials and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facilities have provided adequate liquidity and working capital to fund our operational needs. Cash flows from operations totaled $325.1 million, $281.3 million and $242.6 million for the years ended June 30, 2018, 2017 and 2016, respectively.

The Credit Facility is a $2,038.4 million credit facility, which includes a $1,100.0 million revolving credit facility (the Revolving Facility), and a $938.4 million term loan (the Term Loan).  The Revolving Facility has sub-facilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  At June 30, 2018, $938.4 million was outstanding under the Term Loan, $135.0 million was outstanding under the Revolving Facility and we had no borrowings on the swing line.  As of June 30, 2018, the Credit Facility had an accordion feature that would allow the facility to be expanded in an aggregate amount of up to the sum of $400.0 million plus an amount such that the Consolidated Senior Secured Leverage Ratio would not be greater than 2.75:1.0.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million through June 30, 2021 and $23.5 million thereafter until the balance is due in full on June 30, 2023.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at our option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon our consolidated total leverage ratio.

The Credit Facility requires us to comply with certain financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting our ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  Since the inception of the Credit Facility, we have been in compliance with all of the financial covenants.  A majority of our assets serve as collateral under the Credit Facility.

Cash and cash equivalents were $66.2 million and $65.5 million as of June 30, 2018 and 2017, respectively. Our operating cash flow was $325.1 million for FY2018, compared to $281.3 million for the same period a year ago. Days-sales outstanding were 60 and 59 at June 30, 2018 and 2017, respectively. The increase in DSO is due to timing of cash collections.

We used $118.3 million and $24.8 million of cash in investing activities during FY2018 and FY2017, respectively. During FY2018 we paid $76.9 million for business acquisitions, as compared to $7.3 million during FY2017.  Additionally, during FY2017 we received $19.3 million of working capital and other refunds from our NSS acquisition, with no similar proceeds in FY2018.  In FY2017, we also received $4.7 million return of capital relating to our joint ventures.  Purchases of office and computer related equipment of $41.6 million and $43.3 million in FY2018 and FY2017, respectively, accounted for a majority of the remaining funds used in investing activities.  Generally, we have relatively low capital expenditure requirements for our business, and expect these expenditures in the coming years to remain consistent with or be below the levels reported in FY2018.

Cash flows used in financing activities were $206.5 million and $240.0 million during FY2018 and FY2017, respectively.  During FY2018, we had net repayments of $173.4 million under our Credit Facility compared to $229.0 million in FY2017.  During FY2018 we paid $11.6 million in settlement of contingent consideration for acquisitions completed in prior years.  During FY2018 and FY2017 we also paid taxes on the settlement of employees equity transactions of $21.4 million and $11.0 million, respectively.

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

The following table summarizes our contractual obligations as of June 30, 2018 that require us to make future cash payments:

	Payments Due By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(amounts in thousands)
Contractual obligations (1):
Bank credit facility-term loan (2)	$938,394	$46,920	$93,840	$797,634	$—
Interest Payments (5)	140,266	30,950	58,341	50,975	—
Bank credit facility-revolver loan (2)	135,000	—	—	135,000	—
Operating leases (3)	268,840	62,931	91,447	55,736	58,726
Deferred consideration (6)	5,867	5,867	—	—	—
Other long-term liabilities reflected on our balance sheet under generally accepted accounting principles (GAAP)
Deferred compensation (4)	93,836	6,973	9,580	5,901	71,382
Transition tax (7)	8,902	774	1,548	2,225	4,355
Total	$1,591,105	$154,415	$254,756	$1,047,471	$134,463

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
(5)

Interest payments are estimated through the maturity date of the Term Loan.  Variable rate interest obligations are estimated based on rates as of June 30, 2018.  Interest payments under the Revolving Facility have been excluded because a reasonable estimate of the timing and amount of cash out flows cannot be determined.

(6)	Consists of deferred payment obligations related to acquisitions. See Note 4 for additional information.
(7)	Represents the estimated transition tax related to the TCJA (see Note 19). The transition tax will be paid over an eight-year period.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $800.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the twelve months ended June 30, 2018 would have fluctuated by approximately $3.6 million.

Approximately 3.7 percent and 3.1 percent of our total revenue in FY2018 and FY2017, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of June 30, 2018, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $26.3 million. Although these balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to reinvest earnings from our foreign subsidiaries.  This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2018. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

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

With the participation of our CEO and CFO, we performed an evaluation of the effectiveness of the internal control over financial reporting to comply with the rules on internal control over financial reporting issued pursuant to the Sarbanes-Oxley Act of 2002. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on the evaluation procedures, our management, including the CEO and CFO, concluded that, as of June 30, 2018, our internal control over financial reporting was effective based on those criteria. In addition, our independent registered public accounting firm evaluated the effectiveness of our internal control over financial reporting. Management’s report on the effectiveness of internal control over financial reporting, and the independent auditors’ report on internal control over financial reporting, are included in Part IV of this report.

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

Item 10. Directors, Executive Officers and Corporate Governance

Except for the specific disclosures below, the information required by this Item 10 is included under the headings “Executive Officers” and “Corporate Governance” in our 2018 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2018 (2018 Proxy Statement) and is incorporated by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be incorporated herein by reference to the Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 will be incorporated herein by reference to the Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 will be incorporated herein by reference to the Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be incorporated herein by reference to the Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report
1.	Financial Statements
A.	Consolidated Statements of Operations for the fiscal years ended June 30, 2018, 2017 and 2016
B.	Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2018, 2017 and 2016
C.	Consolidated Balance Sheets as of June 30, 2018 and 2017
D.	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2018, 2017 and 2016
E.	Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2018, 2017 and 2016
F.	Notes to Consolidated Financial Statements
2.	Supplementary Financial Data

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2018, 2017 and 2016

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Stock Purchase Agreement, dated as of December 7, 2015, by and among CACI International Inc, CACI, Inc.-Federal and L-3 Communications Corporation.		8-K	December 8, 2015	2.1

3.1	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 16, 2017.		8-K	March 21, 2017	3.1

10.1	The 2002 Employee Stock Purchase Plan of CACI International Inc, as amended. *		Def 14A	October 3, 2013	Appendix A

10.2	Amended and Restated Management Stock Purchase Plan of CACI International Inc. *		10-K	August 27, 2008	10.5

10.3	Amended and Restated Employment Agreement dated July 1, 2007 between J.P. London and CACI International Inc. *		10-K	August 29, 2007	10.21

10.4	Severance Compensation Agreement dated October 1, 2007 between Thomas A. Mutryn and CACI International Inc. *		S-1/A	October 9, 2007	10.25

10.5	Severance Compensation Agreement dated June 16, 2008 between Gregory R. Bradford and CACI International Inc. *		10-K	August 27, 2008	10.23

10.6	CACI International Inc 2006 Stock Incentive Plan, as amended and restated. *		Def 14A	October 6, 2011	Appendix A

10.7	CACI International Inc 2016 Amended and Restated Incentive Compensation Plan. *		Def 14A	October 6, 2016	Appendix A

10.8	Amendment to the CACI International Inc Management Stock Purchase Plan dated June 23, 2010. *		10-K	August 25, 2010	10.34

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.9	Credit Agreement by and among CACI International Inc as borrower; Bank of America, N.A. as administrative agent, swing line lender and L/C issuer; JP Morgan Chase Bank, N.A., as syndication agent; and each of the lenders named therein.		8-K	October 27, 2010	10.1

10.10	Form of CACI International Inc 2006 Stock Incentive Plan Performance Restricted Stock Unit Grant Agreement. *		10-Q	February 4, 2011	10.2

10.11	Form of CACI International Inc 2006 Stock Incentive Plan Restricted Stock Unit (RSU) Grant Agreement. *		10-Q	May 6, 2011	10.1

10.12	Amendment dated May 17, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 19, 2011	10.2

10.13	Form of Non-Employee Director Restricted Stock Unit Grant Agreement. *		10-K	August 29, 2011	10.30

10.14	Amendment dated November 18, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 22, 2011	10.3

10.15	Form of Restricted Stock Unit (RSU) Agreement under CACI International Inc Management Stock Purchase Plan. *		S-8	February 6, 2012	10.13

10.16	Form of Stock Grant Agreement under CACI International Inc Director Stock Purchase Plan. *		S-8	February 6, 2012	10.15

10.17	Amended and Restated Director Stock Purchase Plan of CACI International Inc. *		10-Q	May 4, 2012	10.1

10.18	Severance Compensation Agreement dated July 1, 2012 between John S. Mengucci and CACI International Inc. *		10-K	August 28, 2012	10.38

10.19	Lender Joinder and Increase Agreement dated as of October 26, 2012 between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	October 31, 2012	10.4

10.20	Amendment dated August 6, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	August 12, 2013	10.4

10.21	Employment Agreement dated February 20, 2013 between Kenneth Asbury and CACI International Inc. *		10-K	August 27, 2013	10.40

10.22	Amendment dated October 31, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 5, 2013	10.5

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.23	Amendment dated November 15, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 18, 2013	10.6

10.24	Amendment dated April 22, 2015 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	April 28, 2015	10.7

10.25	Amendment dated May 21, 2015 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 27, 2015	10.8

10.26	Eighth Amendment dated January 29, 2016 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	February 3, 2016	10.9

10.27	First Incremental Facility Amendment dated February 1, 2016 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	February 3, 2016	10.10

10.28	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc 2006 Stock Incentive Plan. *		8-K	December 1, 2017	10.1

10.29	Ninth Amendment dated May 3, 2018 to the Credit Agreement, dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 9, 2018	10.1

10.30	Form of Non-Employee Director Restricted Stock Unit Grant Agreement issued pursuant to the 2016 Incentive Compensation Plan. *		10-K	August 21, 2017	10.30

10.31	Form of RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan. *		10-K	August 21, 2017	10.31

21.1	Significant Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
101

The following materials from the CACI International Inc Annual Report on Form 10-K for the year ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Operations for the years ended June 30, 2018, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the years ended June 30, 2018, 2017 and 2016, (iii) Consolidated Balance Sheets as of June 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2018, 2017 and 2016, (v) Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2018, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements. **

*	Denotes a management contract, compensatory plan, or arrangement.
**	Submitted electronically herewith.

Report of Management on Internal Control Over Financial Reporting

August 20, 2018

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2018.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included herein and has reported on the Company’s internal control over financial reporting as of June 30, 2018.

/s/ Kenneth Asbury	/s/ Thomas A. Mutryn
Kenneth Asbury	Thomas A. Mutryn
President and	Executive Vice President and
Chief Executive Officer and Director	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CACI International Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CACI International Inc (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Tysons, Virginia

August 20, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CACI International Inc

Opinion on Internal Control over Financial Reporting

We have audited CACI International Inc’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CACI International Inc (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated August 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Tysons, Virginia

August 20, 2018

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Fiscal year ended June 30,
	2018	2017	2016
Revenue	$4,467,860	$4,354,617	$3,744,053
Costs of revenue:
Direct costs	2,978,608	2,934,804	2,487,633
Indirect costs and selling expenses	1,076,356	1,050,792	926,918
Depreciation and amortization	72,196	71,760	64,752
Total costs of revenue	4,127,160	4,057,356	3,479,303
Income from operations	340,700	297,261	264,750
Interest expense and other, net	42,036	48,642	41,138
Income before income taxes	298,664	248,619	223,612
Income tax (benefit) expense	(2,507)	84,948	80,813
Net income	$301,171	$163,671	$142,799
Basic earnings per share	$12.23	$6.71	$5.89
Diluted earnings per share	$11.93	$6.53	$5.76
Weighted-average basic shares outstanding	24,616	24,401	24,262
Weighted-average diluted shares outstanding	25,255	25,069	24,802

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Fiscal year ended June 30,
	2018	2017	2016
Net income	$301,171	$163,671	$142,799
Other comprehensive income (loss):
Foreign currency translation adjustment	1,986	(2,804)	(19,961)
Effects of post-retirement adjustments, net of tax	627	184	(170)
Change in fair value of interest rate swap agreements, net of tax	7,473	14,587	(5,992)
Other comprehensive income (loss), net of tax	10,086	11,967	(26,123)
Comprehensive income	$311,257	$175,638	$116,676

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$66,194	$65,539
Accounts receivable, net	806,871	757,341
Prepaid expenses and other current assets	58,126	57,022
Total current assets	931,191	879,902
Goodwill	2,620,835	2,577,435
Intangible assets, net	241,755	235,371
Property and equipment, net	101,140	91,749
Supplemental retirement savings plan assets	91,490	91,367
Accounts receivable, long-term	8,620	7,886
Other long-term assets	39,175	27,372
Total assets	$4,034,206	$3,911,082
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,920	$53,965
Accounts payable	82,017	62,874
Accrued compensation and benefits	259,442	239,741
Other accrued expenses and current liabilities	150,602	170,164
Total current liabilities	538,981	526,744
Long-term debt, net of current portion	1,015,420	1,177,598
Supplemental retirement savings plan obligations, net of current portion	86,851	81,823
Deferred income taxes	200,880	273,320
Other long-term liabilities	85,187	57,876
Total liabilities	1,927,319	2,117,361
Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,139 issued and 24,704 outstanding at June 30, 2018 and 41,896 issued and 24,462 outstanding at June 30, 2017	4,214	4,190
Additional paid-in capital	570,964	569,080
Retained earnings	2,126,790	1,825,619
Accumulated other comprehensive loss	(19,030)	(29,116)
Treasury stock, at cost (17,434 and 17,435 shares, respectively)	(576,186)	(576,187)
Total CACI shareholders’ equity	2,106,752	1,793,586
Noncontrolling interest	135	135
Total shareholders’ equity	2,106,887	1,793,721
Total liabilities and shareholders’ equity	$4,034,206	$3,911,082

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal year ended June 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$301,171	$163,671	$142,799
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	72,196	71,760	64,752
Amortization of deferred financing costs	4,061	4,484	3,234
Loss on extinguishment of debt	104	—	—
Loss on disposal of assets	989	1,025	—
Stock-based compensation expense	23,628	21,945	17,919
Deferred income taxes	(77,324)	15,148	13,568
Equity in earnings of unconsolidated ventures	—	(167)	(204)
Gain on sale of assets	—	(1,545)	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(42,575)	46,158	(105)
Prepaid expenses and other assets	(5,479)	(5,221)	(8,408)
Accounts payable and other accrued expenses	1,097	(46,825)	2,427
Accrued compensation and benefits	13,544	12,048	4,320
Income taxes payable and receivable	6,090	(9,954)	14,868
Deferred rent	(183)	(952)	(9,631)
Long-term liabilities	27,808	9,675	(2,962)
Net cash provided by operating activities	325,127	281,250	242,577
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(41,594)	(43,268)	(20,835)
Cash paid for business acquisitions, net of cash acquired	(76,910)	(7,276)	(587,821)
Proceeds from net working capital and other refunds of acquired business	—	19,287	—
Proceeds from equity method investments	—	4,681	—
Other	231	1,772	1,069
Net cash used in investing activities	(118,273)	(24,804)	(607,587)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities, net of financing costs	477,000	485,500	1,058,500
Principal payments made under bank credit facilities	(647,474)	(714,465)	(659,965)
Payment of financing costs under bank credit facilities	(2,915)	—	(9,290)
Payment of contingent consideration	(11,553)	—	—
Proceeds from employee stock purchase plans	4,929	4,316	3,086
Repurchases of common stock	(5,138)	(4,386)	(3,230)
Payment of taxes for equity transactions	(21,365)	(10,951)	(8,045)
Other	—	—	451
Net cash (used in) provided by financing activities	(206,516)	(239,986)	381,507
Effect of exchange rate changes on cash and cash equivalents	317	(3)	(2,779)
Net increase in cash and cash equivalents	655	16,457	13,718
Cash and cash equivalents, beginning of year	65,539	49,082	35,364
Cash and cash equivalents, end of year	$66,194	$65,539	$49,082
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$57,941	$79,268	$54,970
Cash paid during the period for interest	$40,100	$45,015	$37,429
Non-cash financing and investing activities:
Accrued capital expenditures	609	667	2,170

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, June 30, 2015	41,622	$4,162	$547,979	$1,519,149	$(14,960)	17,438	$(576,193)	$1,480,137	$135	$1,480,272
Net income	—	—	—	142,799	—	—	—	142,799	—	142,799
Stock-based compensation expense	—	—	17,919	—	—	—	—	17,919	—	17,919
Exercise of stock options and vesting of restricted stock units	136	14	(7,465)	—	—	—	—	(7,451)	—	(7,451)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(5,992)	—	—	(5,992)	—	(5,992)
Currency translation adjustment	—	—	—	—	(19,961)	—	—	(19,961)	—	(19,961)
Repurchases of common stock	—	—	(192)	—	—	37	(3,038)	(3,230)	—	(3,230)
Treasury stock issued under stock purchase plans	—	—	83	—	—	(40)	3,044	3,127	—	3,127
Post-retirement benefit costs	—	—	—	—	(170)	—	—	(170)	—	(170)
BALANCE, June 30, 2016	41,758	4,176	558,324	1,661,948	(41,083)	17,435	(576,187)	1,607,178	135	1,607,313
Net income	—	—	—	163,671	—	—	—	163,671	—	163,671
Stock-based compensation expense	—	—	21,945	—	—	—	—	21,945	—	21,945
Tax withholdings on restricted share vesting	138	14	(10,957)	—	—	—	—	(10,943)	—	(10,943)
Change in fair value of interest rate swap agreements, net	—	—	—	—	14,587	—	—	14,587	—	14,587
Currency translation adjustment	—	—	—	—	(2,804)	—	—	(2,804)	—	(2,804)
Repurchases of common stock	—	—	(236)	—	—	41	(4,150)	(4,386)	—	(4,386)
Treasury stock issued under stock purchase plans	—	—	4	—	—	(41)	4,150	4,154	—	4,154
Post-retirement benefit costs	—	—	—	—	184	—	—	184	—	184
BALANCE, June 30, 2017	41,896	4,190	569,080	1,825,619	(29,116)	17,435	(576,187)	1,793,586	135	1,793,721
Net income	—	—	—	301,171	—	—	—	301,171	—	301,171
Stock-based compensation expense	—	—	23,628	—	—	—	—	23,628	—	23,628
Tax withholdings on restricted share vesting	243	24	(21,368)	—	—	—	—	(21,344)	—	(21,344)
Change in fair value of interest rate swap agreements, net	—	—	—	—	7,473	—	—	7,473	—	7,473
Currency translation adjustment	—	—	—	—	1,986	—	—	1,986	—	1,986
Repurchases of common stock	—	—	(383)	—	—	36	(4,755)	(5,138)	—	(5,138)
Treasury stock issued under stock purchase plans	—	—	7	—	—	(37)	4,756	4,763	—	4,763
Post-retirement benefit costs	—	—	—	—	627	—	—	627	—	627
BALANCE, June 30, 2018	42,139	$4,214	$570,964	$2,126,790	$(19,030)	17,434	$(576,186)	$2,106,752	$135	$2,106,887

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

The Company’s U.S. government contracts comprise 93.5 and 93.9 percent of total revenue in the year ended June 30, 2018 and 2017, respectively and are subject to subsequent government audit of direct and indirect costs. Incurred cost audits have been completed through June 30, 2009. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet started or completed.

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

Inventories

Inventories are stated at the lower of cost or net realizable value.  A provision for damaged, deteriorated, or obsolete inventory is recorded based on historical usage patterns and forecasted sale.  Inventories are included within prepaid expenses and other current assets on the accompanying consolidated balance sheets.

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

The Company evaluates goodwill as of the first day of the fourth quarter.  In addition, the Company will perform interim impairment testing should circumstances requiring it arise.  The Company completed its annual goodwill assessment as of April 1, 2018 and no impairment charge was necessary as a result of this assessment.

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

The fair value of the Company’s debt under its bank credit facility approximates its carrying value at June 30, 2018. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Income (Loss)

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenue, expenses, and gains and losses that under U.S. GAAP are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income consist of foreign currency translation adjustments; the changes in the fair value of interest rate swap agreements, net of tax of $4.2 million, $9.5 million and $3.9 million for the years ended June 30, 2018, 2017 and 2016, respectively; and differences between actual amounts and estimates based on actuarial assumptions and the effect of changes in actuarial assumptions made under the Company’s post-retirement benefit plans, net of tax (see Note 15).

As of June 30, 2018 and 2017, accumulated other comprehensive loss included a loss of $27.5 million and $29.5 million, respectively, related to foreign currency translation adjustments, a gain of $9.0 million and $1.5 million, respectively, related to the fair value of its interest rate swap agreements, and a loss of $0.5 million and $1.1 million, respectively, related to unrecognized post-retirement costs.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended (ASC 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In addition, ASU 2014-09 added ASC 340-40 to codify guidance on other assets and deferred costs for contracts with customers.  On July 9, 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017, using either a full retrospective approach or a modified approach.

The Company adopted the standard on July 1, 2018 on a modified retrospective basis, whereby the cumulative effect of applying the standard was recognized through shareholders’ equity on the date of adoption.  In addition, for our fiscal year ending June 30, 2019 and the interim reporting periods therein, the Company is required to disclose the amount by which each financial statement line item was affected by the new standard.

As part of our implementation process, the Company performed the following: designed and implemented transition controls; reviewed representative contracts within each of our revenue streams; updated our current accounting policies and procedures, information systems, and internal controls over financial reporting; calculated the cumulative equity adjustment; and updated certain financial reports and footnote disclosures to comply with the new standard.  We have substantially completed our implementation process in 2018.

We expect ASC 606 will impact the pattern of revenue recognition for some of our contracts with customers.  For our award and incentive fee contracts, we will recognize a constrained amount of variable consideration throughout the performance period rather than defer recognition of the relevant portion of fee until customer notification of the amount earned.  Some of our fixed price services-type contracts in which revenue is currently recognized on a straight-line basis over the performance period will be converted to recognition of revenue over time using a cost-to-cost input method to measure our progress towards the complete satisfaction of the performance obligation.  We do not anticipate a material impact to our cost-plus-fixed fee, fixed price/level-of-effort, time-and-materials, fixed price product sales, or fixed price contracts that currently use percentage-of-completion accounting.

ASC 340-40 will require the Company to capitalize certain costs to fulfill and obtain a contract.  These capitalized costs will be amortized over the period of contract performance as revenue is recognized from the transfer of goods or services and the underlying performance obligations are satisfied.

On July 1, 2018, upon adoption, the Company expects to record a net increase to shareholders’ equity ranging from $15.0 million to $25.0 million.  This amount primarily relates to: revenue on award and incentive fee contracts that is currently required to be deferred under ASC 605; the costs to obtain a contract that are required to be capitalized upon adoption; and revenue for software license renewals that must be deferred under ASC 606 until the beginning of the renewal period.

NOTE 4. ACQUISITIONS

Year Ended June 30, 2018

Domestic Acquisitions

On November 22, 2017, CACI acquired 100 percent of the outstanding membership interests of a business in the United States which provides cyber solutions.  The acquisition was financed with cash on hand.  The purchase consideration was $53.0 million, which includes a $40.1 million initial cash payment, $4.5 million of deferred consideration, $8.7 million estimated fair value of contingent consideration to be paid upon achieving certain metrics and a $0.3 million refund from the seller for a net working capital adjustment.  The Company recognized fair values of the assets acquired and liabilities assumed and allocated $26.7 million to goodwill and $24.9 million to intangible assets. The intangible assets primarily consist of customer relationships and acquired technology.  The purchase price and purchase price allocation was finalized as of March 31, 2018, with no significant changes to preliminary amounts.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 31, 2018, CACI acquired certain assets of an entity in the United States which constituted a business, providing Enterprise IT solutions.  The purchase consideration was $24.0 million, consisting of cash paid at closing.  The Company recognized fair values of the assets acquired and liabilities assumed and allocated $8.4 million to goodwill and $14.9 million to intangible assets. The intangible assets consist of customer relationships. The final purchase price allocation, which is provisional and is expected to be completed during FY2019, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.

International Acquisitions

On October 1, 2017, CACI Limited acquired 100 percent of the outstanding shares of a United Kingdom (U.K.) IT consulting services and software engineering company. The purchase consideration is approximately $9.1 million, which includes initial cash payments, deferred consideration and an estimated net working capital payment.

On November 1, 2017, CACI Limited acquired 100 percent of the outstanding shares of a London-based software and mapping data company. The acquired company provides geographical information systems, logistics and route optimization software and related map data. The purchase consideration is approximately $7.5 million, which includes initial cash payments, deferred consideration and an estimated net working capital payment.

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

NOTE 5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (cost approximates fair value) (in thousands):

	June 30,
	2018	2017
Cash	$66,108	$65,091
Money market funds	86	448
Total cash and cash equivalents	$66,194	$65,539

NOTE 6. ACCOUNTS RECEIVABLE

Total accounts receivable, net of allowance for doubtful accounts of $3.7 million and $3.6 million at June 30, 2018 and 2017, respectively, consisted of the following (in thousands):

	June 30,
	2018	2017
Billed receivables	$625,336	$546,041
Billable receivables at end of period	129,183	179,350
Unbilled receivables pending receipt of contractual documents authorizing billing	52,352	31,950
Total accounts receivable, current	806,871	757,341
Unbilled receivables, retainages and fee withholdings expected to be billed beyond the next 12 months	8,620	7,886
Total accounts receivable	$815,491	$765,227

NOTE 7. GOODWILL

The changes in the carrying amount of goodwill for the years ended June 30, 2018 and 2017 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2016	$2,487,148	$98,195	$2,585,343
Goodwill acquired (1)	(7,652)	2,220	(5,432)
Foreign currency translation	—	(2,476)	(2,476)
Balance at June 30, 2017	$2,479,496	$97,939	$2,577,435
Goodwill acquired (1)	35,024	6,867	41,891
Foreign currency translation	—	1,509	1,509
Balance at June 30, 2018	$2,514,520	$106,315	$2,620,835

(1)	Includes goodwill initially allocated to new business combinations as well as measurement period adjustments.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30,
	2018 (1)	2017
Intangible assets
Customer contracts and related customer relationships	$435,933	$635,895
Acquired technologies	13,237	28,503
Covenants not to compete	—	3,305
Other	804	1,545
Intangible assets	449,974	669,248
Less accumulated amortization
Customer contracts and related customer relationships	(199,018)	(402,934)
Acquired technologies	(8,761)	(26,542)
Covenants not to compete	—	(3,288)
Other	(440)	(1,113)
Accumulated amortization	(208,219)	(433,877)
Total intangible assets, net	$241,755	$235,371

(1)	During FY2018, the Company removed $264.1 million in fully amortized intangible assets.

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to twenty years. The weighted-average period of amortization for customer contracts and related customer relationships as of June 30, 2018 is 14.7 years, and the weighted-average remaining period of amortization is 11.5 years. The weighted-average period of amortization for acquired technologies as of June 30, 2018 is 7.0 years, and the weighted-average remaining period of amortization is 5.7 years.

Amortization expense for the years ended June 30, 2018, 2017 and 2016 was $38.2 million, $40.7 million and $38.0 million, respectively. Expected amortization expense for each of the fiscal years through June 30, 2022 and for years thereafter is as follows (in thousands):

Amount
Year ending June 30, 2019	$36,225
Year ending June 30, 2020	31,566
Year ending June 30, 2021	27,970
Year ending June 30, 2022	24,281
Year ending June 30, 2023	21,686
Thereafter	100,027
Total intangible assets, net	$241,755

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,
	2018	2017
Equipment and furniture	$152,682	$138,742
Leasehold improvements	109,849	94,643
Property and equipment, at cost	262,531	233,385
Less accumulated depreciation and amortization	(161,391)	(141,636)
Total property and equipment, net	$101,140	$91,749

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense, including amortization of leasehold improvements, was $30.7 million, $27.5 million and $23.6 million for the years ended June 30, 2018, 2017 and 2016, respectively.

NOTE 10. CAPITALIZED EXTERNAL SOFTWARE DEVELOPMENT COSTS

A summary of changes in capitalized external software development costs, including costs capitalized and amortized during each of the years in the three-year period ended June 30, 2018, is as follows (in thousands):

	Year ended June 30,
	2018	2017	2016
Capitalized software development costs, beginning of year	$14,238	$15,432	$15,255
Costs capitalized	2,927	3,003	3,407
Amortization	(4,891)	(4,197)	(3,230)
Capitalized software development costs, end of year	$12,274	$14,238	$15,432

Capitalized software development costs are presented within other current assets and other long-term assets in the accompanying consolidated balance sheets.

NOTE 11. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following (in thousands):

	June 30,
	2018	2017
Accrued salaries and withholdings	$144,213	$123,914
Accrued leave	88,547	86,612
Accrued fringe benefits	26,682	29,215
Total accrued compensation and benefits	$259,442	$239,741

NOTE 12. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following (in thousands):

	June 30,
	2018	2017
Vendor obligations	$91,048	$110,541
Deferred revenue	41,744	30,277
Other	17,810	29,346
Total other accrued expenses and current liabilities	$150,602	$170,164

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. LONG TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,
	2018	2017
Bank credit facility – term loans	$938,394	$978,867
Bank credit facility – revolver loans	135,000	265,000
Principal amount of long-term debt	1,073,394	1,243,867
Less unamortized discounts and debt issuance costs	(11,054)	(12,304)
Total long-term debt	1,062,340	1,231,563
Less current portion	(46,920)	(53,965)
Long-term debt, net of current portion	$1,015,420	$1,177,598

Bank Credit Facility

The Company has a $2,038.4 million credit facility (the Credit Facility), which consists of a $1,100.0 million revolving credit facility (the Revolving Facility) and a $938.4 million term loan (the Term Loan). The Revolving Facility has sub-facilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.  At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $400.0 million or an amount subject to 2.75 times senior secured leverage, calculated assuming the Revolving Facility is fully drawn, with applicable lender approvals.  The Credit Facility is available to refinance existing indebtedness and for general corporate purposes, including working capital expenses and capital expenditures.

  The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,100.0 million. As of June 30, 2018, the Company had $135.0 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million through June 30, 2021 and $23.5 million thereafter until the balance is due in full on June 30, 2023. As of June 30, 2018, the Company had $938.4 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of June 30, 2018, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 3.31 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of June 30, 2018, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the years ended June 30, 2018, 2017 and 2016 is as follows (in thousands):

	Interest Rate Swaps
	2018	2017	2016
Gain (loss) recognized in other comprehensive income	$6,344	$6,872	$(14,859)
Amounts reclassified to earnings from accumulated other comprehensive loss	1,129	7,715	8,867
Net current period other comprehensive income (loss)	$7,473	$14,587	$(5,992)

The aggregate maturities of long-term debt at June 30, 2018 are as follows (in thousands):

Year ending June 30,
2019	$46,920
2020	46,920
2021	46,920
2022	93,839
2023	838,795
Principal amount of long-term debt	1,073,394
Less unamortized discounts and debt issuance costs	(11,054)
Total long-term debt	$1,062,340

NOTE 14. LEASES

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire over the next 12 years. Future minimum lease payments due under non-cancelable leases as of June 30, 2018, are as follows (in thousands):

Year ending June 30:
2019	$62,931
2020	48,959
2021	42,488
2022	33,227
2023	22,509
Thereafter	58,726
Total minimum lease payments	$268,840

The minimum lease payments above are shown net of sublease rental income of $6.7 million scheduled to be received over the next five years under non-cancelable sublease agreements.

Rent expense incurred under operating leases for the years ended June 30, 2018, 2017, and 2016 totaled $68.0 million, $76.2 million, and $62.8 million, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2018	2017
Deferred rent, net of current portion	$32,768	$33,284
Interest rate swap agreements	—	3,110
Deferred and contingent acquisition consideration (see Note 4)	11,000	658
Deferred revenue	4,642	6,514
Accrued post-retirement obligations	5,651	6,423
Long-term incentive compensation	11,935	5,605
Reserve for unrecognized tax benefits (see Note 19)	4,195	1,639
Transition tax (see Note 19)	8,128	—
Other	6,868	643
Total other long-term liabilities	$85,187	$57,876

Deferred rent liabilities result from recording rent expense and incentives for tenant improvements on a straight-line basis over the life of the respective lease.

Accrued post-retirement obligations include projected liabilities for benefits the Company is obligated to provide under long-term care, group health, and executive life insurance plans, each of which is unfunded. Plan benefits are provided to certain current and former executives, their dependents and other eligible employees, as defined. Post-retirement obligations also include accrued benefits under supplemental retirement benefit plans covering certain executives. The expense recorded under these plans was $0.4 million during the years ended June 30, 2018 and $0.4 million during the year ended June 30, 2017, respectively.

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

	Domestic Operations	International Operations	Total
	(in thousands)
Year Ended June 30, 2018
Revenue from external customers	$4,304,602	$163,258	$4,467,860
Net income	286,024	15,147	301,171
Net assets	1,948,768	158,119	2,106,887
Goodwill	2,514,520	106,315	2,620,835
Total long-term assets	2,975,620	127,395	3,103,015
Total assets	3,829,417	204,789	4,034,206
Capital expenditures	40,639	955	41,594
Depreciation and amortization	67,891	4,305	72,196

Year Ended June 30, 2017
Revenue from external customers	$4,217,488	$137,129	$4,354,617
Net income	150,271	13,400	163,671
Net assets	1,652,736	140,985	1,793,721
Goodwill	2,479,496	97,939	2,577,435
Total long-term assets	2,912,488	118,692	3,031,180
Total assets	3,716,893	194,189	3,911,082
Capital expenditures	41,832	1,436	43,268
Depreciation and amortization	67,042	4,718	71,760

Year Ended June 30, 2016
Revenue from external customers	$3,593,924	$150,129	$3,744,053
Net income	129,568	13,231	142,799
Net assets	1,476,924	130,389	1,607,313
Goodwill	2,487,148	98,195	2,585,343
Total long-term assets	2,943,896	121,607	3,065,503
Total assets	3,798,013	189,328	3,987,341
Capital expenditures	18,339	2,496	20,835
Depreciation and amortization	60,637	4,115	64,752

Interest income and interest expense are not presented above as the amounts attributable to the Company’s international operations are insignificant.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer Information

The Company earned 93.5 percent, 93.9 percent and 93.5 percent of its revenue from various agencies and departments of the U.S. government for the years ended June 30, 2018, 2017 and 2016, respectively.  Revenue by customer sector was as follows (dollars in thousands):

	Year ended June 30,
	2018	%	2017	%	2016	%
Department of Defense	$2,974,578	66.6%	$2,829,305	65.0%	$2,439,329	65.1%
Federal civilian agencies	1,201,874	26.9	1,259,212	28.9	1,062,508	28.4
Commercial and other	291,408	6.5	266,100	6.1	242,216	6.5
Total revenue	$4,467,860	100.0%	$4,354,617	100.0%	$3,744,053	100.0%

NOTE 17. INVESTMENTS IN JOINT VENTURES

AC FIRST LLC

In July 2009, the Company entered into a joint venture with AECOM Government Services, Inc. (AGS), a division of AECOM Technology Corporation, called AC FIRST LLC (AC FIRST).  The companies partnered in the venture to jointly pursue work under a U.S. Army contract.  The Company owned 49 percent of AC FIRST and AGS owned 51 percent.  The Company accounted for its interest in AC FIRST using the equity method of accounting as the Company determined it was not the primary beneficiary of AC First.  In June 2016, the Company redeemed its 49 percent interest in the joint venture.  In accordance with the terms of the redemption agreement the Company received 90 percent of its investment in the joint venture in July 2016.  The remaining 10 percent withheld will be distributed when the contract years for which the Company was a member of the joint venture have been audited, settled, or are otherwise no longer subject to audit claims.

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

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services.  The DCAA is nearing completion of audits of the Company’s incurred cost submissions for its fiscal years 2012 and 2013, and is in the process of auditing pre-acquisition incurred cost submissions for fiscal years 2013 through 2015 associated with CACI’s acquisition of NSS.  In its efforts to bring its audits more current, DCAA has commenced audits of our incurred cost submission through our fiscal year 2016.  We are still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believe our reserves for such are adequate. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

On March 26, 2012, the Company received a subpoena from the Defense Criminal Investigative Service seeking documents related to one of the Company’s contracts for the period of January 1, 2007 through March 26, 2012.  The Company has provided documents responsive to the subpoena and is cooperating fully with the government’s investigation.  The Company entered into a settlement agreement with the United States to resolve this matter, pursuant to which the Company paid the United States approximately $1.5 million.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. INCOME TAXES

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017.  Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective on January 1, 2018.  The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period.  As a result, the blended federal statutory tax rate for the year is 28.06 percent.  Additionally, the TCJA requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creates new taxes on certain foreign-sourced earnings and changes or limits certain tax deductions and credits.  At June 30, 2018, we have not completed our accounting for the tax effects of enactment of the TCJA; however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For these items we recognized provisional amounts in income tax expense benefit as discussed below.

We remeasured deferred tax asset and liability balances at December 22, 2017 based on the rates at which they are expected to reverse in the future, which is generally 21.0 percent for reversals after FY2018 and a blended rate of 28.06 percent for reversals within FY2018. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our net deferred tax liabilities was a reduction to income tax expense of $96.3 million for the year ended June 30, 2018.  This amount reflects an increased benefit of $1.5 million from the $94.8 million benefit recorded at December 31, 2017. This increased benefit is due to the Company’s ability to more precisely analyze the original assumptions made in its computation of deferred tax revaluation on December 22, 2017, as well as new activity since enactment of the TJCA that required revaluation.

The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) for which we have previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax expense of $9.7 million for the year ended June 30, 2018. This amount is unchanged from prior periods.  The Company expects to pay this amount over eight years.  We have not yet completed our calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.

The overall impact of the TCJA on our results of operations was a $103.3 million reduction to tax expense for the year ended June 30, 2018.  The corresponding increase in diluted earnings per share was $4.09 for the year ended June 30, 2018.

The Company will continue to analyze the TCJA to determine the full effects of the new law, including the new lower corporate tax rate, international provisions, and the impact of the TCJA on the executive compensation limitations on its financial condition and results of operations.  Additionally, the Company will continue to monitor various state law changes in reaction to the TCJA as changes are enacted.  We expect to finalize the tax benefit from the TCJA with the filing of our tax return and record the difference between the final benefit and the provisional benefit recorded before the measurement period ends on December 22, 2018.

The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

	Year ended June 30,
	2018	2017	2016
Domestic	$279,360	$231,982	$207,641
Foreign	19,304	16,637	15,971
Income before income taxes	$298,664	$248,619	$223,612

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income tax expense (benefit) are as follows (in thousands):

	Year ended June 30,
	2018	2017	2016
Current:
Federal	$56,467	$54,425	$54,507
State and local	13,006	11,334	9,401
Foreign	5,344	4,041	3,337
Total current	74,817	69,800	67,245
Deferred:
Federal	(80,395)	13,076	11,978
State and local	3,481	2,917	2,028
Foreign	(410)	(845)	(438)
Total deferred	(77,324)	15,148	13,568
Total income tax (benefit) expense	$(2,507)	$84,948	$80,813

Income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate as a result of the following (in thousands):

	Year ended June 30,
	2018	2017	2016
Expected tax expense computed at federal statutory rate (1)	$83,805	$87,017	$78,264
State and local taxes, net of federal benefit	11,860	9,263	7,429
Nonincludible and nondeductible items, net	1,832	1,087	2,936
Remeasurement of deferred taxes and transition tax	(86,593)	—	—
Effect of foreign tax rates	(1,261)	(2,320)	(2,308)
R&D tax credit	(3,630)	(4,894)	(135)
Other tax credits	(2,102)	(1,321)	(1,744)
ASU 2016-09 share-based compensation	(5,388)	(1,390)	(1,061)
Other	(1,030)	(2,494)	(2,568)
Total income tax (benefit) expense	$(2,507)	$84,948	$80,813

(1)	The U.S. federal statutory income tax rate for FY2018 is a blended rate of 28.06 percent due to the TCJA. The federal statutory rate for FY2017 and FY2016 was 35.0 percent.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to deferred taxes are presented below (in thousands):

	June 30,
	2018	2017
Deferred tax assets:
Deferred compensation and post-retirement obligations	$27,842	$37,257
Reserves and accruals	30,180	40,058
Stock-based compensation	7,793	13,599
Deferred rent	3,750	6,091
Other	—	2,000
Total deferred tax assets	69,565	99,005
Deferred tax liabilities:
Goodwill and other intangible assets	(238,020)	(337,849)
Unbilled revenue	(17,363)	(20,913)
Prepaid expenses	(3,991)	(4,554)
Interest rate swap	(3,701)	(963)
Other	(7,370)	(8,046)
Total deferred tax liabilities	(270,445)	(372,325)
Net deferred tax liability	$(200,880)	$(273,320)

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company's consolidated federal income tax returns through June 30, 2014 are no longer subject to audit. The Company is currently under examination by one state jurisdiction for years 2011 through 2017 and one foreign jurisdiction for years 2011 through 2015. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The effective income tax rate for FY2018 is lower than FY2017 primarily due to estimated benefits related to the TCJA.  The effective tax rate was also favorably affected by excess tax benefits from employee share-based payment awards under ASU 2016-09, a benefit from the research and development tax credit, and gains from the change in value of assets invested in corporate-owned life insurance (COLI) policies.

U.S. income taxes have not been provided for undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. As of June 30, 2018, the estimated deferred tax liability associated with these undistributed earnings is approximately $0.6 million.

The Company’s total liability for unrecognized tax benefits as of June 30, 2018, 2017 and 2016 was approximately $4.1 million, $1.6 million and $0.4 million, respectively. Of the unrecognized tax benefits at June 30, 2018, 2017 and 2016, $4.1 million, $1.6 million and $0.4 million, respectively, if recognized, would impact the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized benefits is shown in the table below (in thousands):

	Year ended June 30,
	2018	2017	2016
Beginning of year	$1,639	$398	$6,220
Additions based on current year tax positions	2,483	1,475	89
Lapse of statute of limitations	—	(234)	(128)
Settlement with taxing authorities	—	—	(5,783)
End of year	$4,122	$1,639	$398

The Company recognizes net interest and penalties as a component of income tax expense.  Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at June 30, 2018. As of June 30, 2018, the entire balance of unrecognized tax benefits is included in other long-term liabilities.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. RETIREMENT SAVINGS PLANS

401(k) Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, the CACI $MART Plan (the 401(k) Plan). Employees can contribute up to 75 percent (subject to certain statutory limitations) of their total cash compensation. The Company provides matching contributions equal to 50 percent of the amount of salary deferral employees elect, up to 6 percent of each employee’s total calendar year cash compensation, as defined. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. Employee contributions vest immediately. Employer contributions vest in full after three- years of employment. Total 401(k) Plan Company contribution expense for the years ended June 30, 2018, 2017, and 2016 were $27.1 million, $24.0 million, and $25.5 million, respectively.

The Company maintains several qualified 401(k) profit-sharing plans (PSP) that cover eligible employees.  Employees are eligible to participate in the PSP beginning on the first of the month following the start of employment and attainment of age 18.  Under the PSP, the Company may make discretionary contributions based on a percentage of the total compensation of all eligible participants.  Company contribution expense for the year ended June 30, 2018, 2017 and 2016 was $26.3 million, $22.8 million and $20.6 million, respectively.

International Operations Defined Contribution Plans

The Company maintains defined contribution pension plans in the U.K. and in the Netherlands.  In the U.K., employees can elect the amount of pension contributions that they wish to make subject to certain U.K. tax limits. Under the Dutch plan, the amounts the Company contributes are based on the employee’s age.  In both countries, the contributions are deemed to be company contributions and vest immediately.  Contributions to these plans and their predecessor plans for the years ended June 30, 2018, 2017, and 2016 were $2.0 million, $1.5 million, and $1.4 million, respectively.

Supplemental Savings Plan

The Company maintains the Supplemental Savings Plan through which, on a calendar year basis, officers at the director level and above can elect to defer for contribution to the Supplemental Savings Plan up to 50 percent of their base compensation and up to 100 percent of their bonuses. The Company provides a contribution of 5 percent of compensation for each participant’s compensation that exceeds the limit as set forth in IRC 401(a)(17) (currently $275,000 per year). The Company also has the option to make annual discretionary contributions. Company contributions vest after five-years of contributions, and vesting is accelerated in the event of a change of control of the Company. Participant deferrals and Company contributions will be credited with the rate of return based on the investment options and asset allocations selected by the Participant. Participants may change their asset allocation as often as daily, if they so choose. A Rabbi Trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the Supplemental Savings Plan are made upon retirement, termination, death, or total disability.  The Supplemental Savings Plan also allows for in-service distributions.

Supplemental Savings Plan obligations due to participants totaled $93.8 million at June 30, 2018, of which $7.0 million is included in accrued compensation and benefits in the accompanying consolidated balance sheet. Supplemental Savings Plan obligations increased by $5.9 million during the year ended June 30, 2018, consisting of $3.7 million of investment gains, $9.9 million of participant compensation deferrals, and $0.8 million of Company contributions, offset by $8.5 million of distributions.

The Company maintains COLI assets in a Rabbi Trust to offset the obligations under the Supplemental Savings Plan. The value of the COLI in the Rabbi Trust was $91.5 million at June 30, 2018 and COLI gains were $3.5 million for the year ended June 30, 2018.  The value of the COLI in the Rabbi Trust was $91.4 million at June 30, 2017 and COLI gains were $4.6 million for the year ended June 30, 2017.

Contribution expense for the Supplemental Savings Plan during the years ended June 30, 2018, 2017, and 2016, was $1.2 million, $0.7 million, and $0.5 million, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. STOCK PLANS AND STOCK-BASED COMPENSATION

Historically, the Company grants stock options, SSARs, non-performance-based RSUs and performance-based RSUs to key employees. Stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods.  Performance-based RSUs are subject to achievement of a performance metric in addition to grantee service. Stock-based compensation expense for performance-based RSUs is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant. A summary of the components of stock-based compensation expense recognized during the years ended June 30, 2018, 2017, and 2016, together with the income tax benefits realized, is as follows (in thousands):

	Year ended June 30,
	2018	2017	2016
Stock-based compensation included in indirect costs and selling expense:
Restricted stock and RSU expense	$23,628	$21,945	$17,919
Income tax benefit recognized for stock-based compensation	$7,769	$7,498	$6,476

The Company recognizes the effect of expected forfeitures of equity grants by estimating an expected forfeiture rate for grants of equity instruments. Amounts recognized for expected forfeitures are subsequently adjusted periodically and at major vesting dates to reflect actual forfeitures.

The incremental income tax benefits realized upon the exercise or vesting of equity instruments are reported as operating cash flows. During the years ended June 30, 2018, 2017, and 2016, the Company recognized $6.3 million, $1.6 million, and $1.2 million of excess tax benefits, respectively, which have been reported as operating cash inflows in the accompanying consolidated statements of cash flows.

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

Annual grants under the 2016 Plan, and the 2006 Plan, are generally made to the Company’s key employees during the first quarter of the Company’s fiscal year and to members of the Company’s Board of Directors during the second quarter of the Company’s fiscal year. With the approval of its Chief Executive Officer, the Company also issues equity instruments to strategic new hires and to employees who have demonstrated superior performance.

Upon the vesting of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by either issuing new shares of authorized common stock or by issuing shares from treasury. As of June 30, 2018, the total number of shares authorized by shareholders for grants under the 2016 Plan and its predecessor plan was 1,200,000 plus any forfeitures from the 2006 Plan. The aggregate number of grants that may be made may exceed this approved amount as forfeited restricted stock and RSUs become available for future grants. As of June 30, 2018, cumulative grants of 318,627 equity instruments underlying the shares authorized have been awarded, and 105,367 of these instruments have been forfeited.

The Company granted performance-based stock awards to key employees in September of 2017, 2016, and 2015. The final number of RSUs that are earned by participants and vest is based on the achievement of a specified EPS for the fiscal year and on the average share price for the 90-day period ended for the following three years. If the 90-day average share price of the Company’s stock in years one, two and three exceeds the 90-day average share price at the grant date by 100 percent or more the number of shares ultimately awarded could range up to 200 percent of the specified target award. In addition to the performance and market conditions, there is a service vesting condition that stipulates 50 percent of the award will vest 3 years from the grant date and 50 percent will vest approximately 4 years from the grant date, depending on the award date.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The annual performance-based awards granted for each of the fiscal years presented were as follows:

	Performance-based stock awards granted	Number of additional shares earned under performance-based stock awards
Fiscal year 2018	185,056	—
Fiscal year 2017	193,420	21,824
Fiscal year 2016	208,160	48,068

We account for share-based payments to employees, including grants of employee stock awards and purchases under employee stock purchase plans, in accordance with ASC 718, Compensation-Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values.  The fair value of RSU grants are determined based on the Company’s common stock closing price on the date of grant. The fair value of RSUs with market-based vesting features is also measured on the grant date but uses a binomial lattice model.

We determine the fair value of our market-based and performance-based RSUs at the date of grant using generally accepted valuation techniques and the closing market price of our stock. The fair value for the annual grant made in September 2017 was determined using a Monte Carlo simulation model incorporating the following factors:  90-day average stock price at the grant date of $127.02 a share, risk free rate of return of 1.53 percent and expected volatility of 26.94 percent. Stock-based compensation cost is recognized as expense on an accelerated basis over the requisite service period for performance-based awards.  The weighted-average fair value of RSUs granted during the years ended June 30, 2018, 2017, and 2016, was $146.27, $104.45, and $80.72, respectively.

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

Restricted shares and most non-performance-based RSUs vest in full three years from the date of grant. RSUs granted to the Company’s Chief Operating Officer in February 2012 have longer vesting periods.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the number of unvested restricted stock and RSUs during each of the years in the three-year period ended June 30, 2018, 2017, and 2016, together with the corresponding weighted-average fair values, are as follows:

	Restricted Stock and Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2015	864,566	$64.79
Granted	275,117	80.72
Vested	(209,448)	49.48
Forfeited	(56,381)	75.79
Unvested at June 30, 2016	873,854	$64.79
Granted	256,853	104.45
Vested	(233,296)	65.07
Forfeited	(62,804)	93.12
Unvested at June 30, 2017	834,607	$71.20
Granted	276,871	146.27
Vested	(394,293)	66.29
Forfeited	(53,198)	95.03
Unvested at June 30, 2018	663,987	$107.96

The total intrinsic value of RSUs that vested during the years ended June 30, 2018, 2017, and 2016 was $55.2 million, $26.6 million and $18.4 million, respectively, and the income tax benefit realized was $13.3 million, $4.8 million and $3.3 million, respectively.

As of June 30, 2018, there was no unrecognized compensation cost related to SSARs and stock options and $37.3 million of unrecognized compensation cost related to restricted stock and RSUs scheduled to be recognized over a weighted-average period of 2.7 years.

As of June 30, 2016, all stock options and SSARs are fully vested and exercised.  No stock options or SSARs were granted during the years ended June 30, 2018, 2017 or 2016.  Activity for all outstanding SSARs and stock options, and the corresponding exercise price and fair value information, for the year ended June 30, 2016, is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, June 30, 2015	42,660	37.67 – 49.36	48.29	17.45
Exercisable, June 30, 2015	42,660	37.67 – 49.36	48.29	$17.45
Exercised	(35,860)	37.67 – 49.36	48.18	17.25
Forfeited	—	—	—	—
Expired	(6,800)	48.83	48.83	18.50
Outstanding, June 30, 2016	—	—	—	—
Exercisable, June 30, 2016	—	—	$—	$—

Note:  2017 and 2018 have no outstanding SSARs or stock options.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding the cash proceeds received, and the intrinsic value and total tax benefits realized resulting from SSARs and stock option exercises is as follows (in thousands):

	Year ended June 30,
	2018	2017	2016
Cash proceeds received	$—	$—	$0
Intrinsic value realized	$—	$—	$1,286
Income tax benefit realized	$—	$—	$465

Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP and DSPP in November 2002, and implemented these plans beginning July 1, 2003. There are 1,250,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of the quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of June 30, 2018, participants have purchased 1,149,324 shares under the ESPP, at a weighted-average price per share of $54.14. Of these shares, 36,629 were purchased by employees at a weighted-average price per share of $129.83 during the year ended June 30, 2018. During the year ended June 30, 2013, the Company established a 10b5-1 plan to facilitate the open market purchase of shares of Company stock to satisfy its obligations under the ESPP.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100 percent of their annual bonus. For the fiscal years ended June 30, 2018, 2017, and 2016, RSUs awarded in lieu of bonuses earned were granted at 85 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange.  RSUs granted under the MSPP vest at the earlier of 1) three-years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

Activity related to the MSPP during the year ended June 30, 2018 is as follows:

MSPP
RSUs outstanding, June 30, 2017	3,167
Granted	1,622
Issued	(463)
Forfeited	(388)
RSUs outstanding, June 30, 2018	3,938
Weighted average grant date fair value as adjusted for the applicable discount	$117.13

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock.  There were no DSPP awards outstanding during the year ended June 30, 2018.

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

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and June 30, 2017, and the level they fall within the fair value hierarchy (in thousands):

			As of June 30,
	Financial Statement	Fair Value	2018	2017
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$693	$14,889
Contingent consideration	Other long-term liabilities	Level 3	$11,000	$658
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$672	$—
Interest rate swap agreements	Other long-term assets	Level 2	$13,405	$5,559
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$—	$3
Interest rate swap agreements	Other long-term liabilities	Level 2	$—	$3,110

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Various acquisitions completed during the current and previous fiscal years (see Note 4) contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two and three year periods subsequent to each acquisition.  The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the years ended June 30, 2018 and 2017, this remeasurement resulted in a $9 thousand and $0.7 million net increase to the liability recorded, respectively.

NOTE 23. EARNINGS PER SHARE

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Year ended June 30,
	2018	2017	2016
Net income	$301,171	$163,671	$142,799
Weighted-average number of basic shares outstanding during the period	24,616	24,401	24,262
Dilutive effect of SSARs/stock options and RSUs/restricted shares after application of treasury stock method	639	668	540
Weighted-average number of diluted shares outstanding during the period	25,255	25,069	24,802
Basic earnings per share	$12.23	$6.71	$5.89
Diluted earnings per share	$11.93	$6.53	$5.76

There were no anti-dilutive common stock equivalents for the years ended June 30, 2018, 2017, and 2016 because the Company’s average stock price exceeded the exercise price of all shares outstanding. The calculation of diluted earnings per share for the year ended June 30, 2018 includes the shares underlying the performance-based RSUs granted in September 2017, September 2016 and September 2015.

NOTE 24. QUARTERLY FINANCIAL DATA (UNAUDITED)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended June 30, 2018 and 2017, are presented below (in thousands except per share data).

	Year ended June 30, 2018
	First	Second (1)	Third	Fourth
Revenue	$1,085,814	$1,087,860	$1,124,100	$1,170,086
Income from operations	$67,304	$88,262	$104,794	$80,340
Net income	$42,046	$142,795	$64,499	$51,831
Basic earnings per share	$1.72	$5.80	$2.62	$2.10
Diluted earnings per share	$1.67	$5.66	$2.56	$2.05
Weighted-average shares outstanding:
Basic	24,487	24,622	24,656	24,700
Diluted	25,243	25,211	25,234	25,331

(1)	Net income for the second quarter of FY2018 includes a net benefit related to the TCJA. See Note 19.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended June 30, 2017
	First	Second	Third	Fourth
Revenue	$1,073,280	$1,057,530	$1,086,418	$1,137,389
Income from operations	$69,658	$80,255	$67,254	$80,094
Net income attributable to CACI	$36,663	$42,420	$40,357	$44,231
Basic earnings per share	$1.51	$1.74	$1.65	$1.81
Diluted earnings per share	$1.47	$1.69	$1.61	$1.76
Weighted-average shares outstanding:
Basic	24,340	24,387	24,419	24,459
Diluted	24,928	25,069	25,106	25,172

NOTE 25. SUBSEQUENT EVENTS

On August 15, 2018, CACI acquired certain assets of the systems engineering and acquisition support services business unit (“SE&A BU”) of CSRA LLC, a managed affiliate of General Dynamics Information Technology, Inc., for purchase consideration of $84.0 million.  The transaction is expected to add approximately $190.0 million to CACI’s annual revenue.

SCHEDULE II

CACI INTERNATIONAL INC

VALUATION AND QUALIFYING ACCOUNTS

FOR YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands)

	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2018
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,551	$221	$(98)	$34	$3,708
2017
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$2,997	$1,293	$(690)	$(49)	$3,551
2016
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$3,282	$536	$(497)	$(324)	$2,997

Items included as “Other Changes” primarily includes foreign currency exchange differences.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 20th day of August 2018.

CACI International Inc
Registrant

Date: August 20, 2018	By:
/s/ Kenneth Asbury
Kenneth Asbury President Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ KENNETH ASBURY Kenneth Asbury	President, Chief Executive Officer and Director (Principal Executive Officer)	August 20, 2018

/s/ THOMAS A. MUTRYN Thomas A. Mutryn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 20, 2018

/s/ GREGORY W. BUCKIS, SR. Gregory W. Buckis, Sr.	Senior Vice President, Corporate Controller (Principal Accounting Officer)	August 20, 2018

/s/ DR. J. P. LONDON Dr. J. P. London	Chairman of the Board, Executive Chairman	August 20, 2018

/s/ MICHAEL A. DANIELS Michael A. Daniels	Director	August 20, 2018

/s/ JAMES S. GILMORE, III James S. Gilmore, III	Director	August 20, 2018

/s/ WILLIAM L. JEWS William L. Jews	Director	August 20, 2018

/s/ GREGORY G. JOHNSON Adm Gregory G. Johnson, USN (Ret.)	Director	August 20, 2018

/s/ JAMES L. PAVITT James L. Pavitt	Director	August 20, 2018

/s/ DEBORA A. PLUNKET Debora A. Plunket	Director	August 20, 2018

/s/ DR. WARREN R. PHILLIPS Dr. Warren R. Phillips	Director	August 20, 2018

/s/ CHARLES P. REVOILE Charles P. Revoile	Director	August 20, 2018

/s/ WILLIAM S. WALLACE Gen William S. Wallace, USA (Ret.)	Director	August 20, 2018