Form 10-Q
period 2018-09-30
CACI INTERNATIONAL INC /DE/
filed 2018-11-02
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes  ☒    No  ☐.

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of October 22, 2018: CACI International Inc Common Stock, $0.10 par value, 24,848,906 shares.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2018	2017
Revenue	$1,165,864	$1,085,814
Costs of revenue:
Direct costs	782,760	739,678
Indirect costs and selling expenses	264,757	261,244
Depreciation and amortization	18,747	17,588
Total costs of revenue	1,066,264	1,018,510
Income from operations	99,600	67,304
Interest expense and other, net	8,886	11,247
Income before income taxes	90,714	56,057
Income tax expense	11,881	14,011
Net income	$78,833	$42,046
Basic earnings per share	$3.19	$1.72
Diluted earnings per share	$3.10	$1.67
Weighted-average basic shares outstanding	24,737	24,487
Weighted-average diluted shares outstanding	25,424	25,243

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	September 30,
	2018	2017
Net income	$78,833	$42,046
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,995)	4,363
Change in fair value of interest rate swap agreements, net of tax	217	508
Other comprehensive income (loss), net of tax	(1,778)	4,871
Comprehensive income	$77,055	$46,917

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	September 30,	June 30,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$75,487	$66,194
Accounts receivable, net	945,564	806,871
Prepaid expenses and other current assets	73,074	58,126
Total current assets	1,094,125	931,191
Goodwill	2,661,402	2,620,835
Intangible assets, net	240,644	241,755
Property and equipment, net	109,780	101,140
Supplemental retirement savings plan assets	92,473	91,490
Accounts receivable, long-term	9,336	8,620
Other long-term assets	43,395	39,175
Total assets	$4,251,155	$4,034,206
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,920	$46,920
Accounts payable	135,311	82,017
Accrued compensation and benefits	253,585	259,442
Other accrued expenses and current liabilities	186,175	150,602
Total current liabilities	621,991	538,981
Long-term debt, net of current portion	1,049,269	1,015,420
Supplemental retirement savings plan obligations, net of current portion	89,920	86,851
Deferred income taxes	217,778	200,880
Other long-term liabilities	82,139	85,187
Total liabilities	2,061,097	1,927,319
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,282 shares issued and 24,848 outstanding at September 30, 2018 and 42,139 shares issued and 24,704 outstanding at June 30, 2018	4,228	4,214
Additional paid-in capital	559,295	570,964
Retained earnings	2,223,393	2,126,790
Accumulated other comprehensive loss	(20,808)	(19,030)
Treasury stock, at cost (17,434 and 17,434 shares, respectively)	(576,185)	(576,186)
Total CACI shareholders’ equity	2,189,923	2,106,752
Noncontrolling interest	135	135
Total shareholders’ equity	2,190,058	2,106,887
Total liabilities and shareholders’ equity	$4,251,155	$4,034,206

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78,833	$42,046
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	18,747	17,588
Amortization of deferred financing costs	579	1,108
Stock-based compensation expense	5,698	6,351
Deferred income taxes	10,086	10,738
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(64,339)	(30,027)
Prepaid expenses and other assets	(12,678)	(14,302)
Accounts payable and other accrued expenses	71,337	67,689
Accrued compensation and benefits	(16,763)	(12,696)
Income taxes payable and receivable	(5,218)	(12,237)
Long-term liabilities	(3,176)	3,435
Net cash provided by operating activities	83,106	79,693
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,368)	(7,512)
Cash paid for business acquisitions, net of cash acquired	(89,956)	(406)
Other	(409)	217
Net cash used in investing activities	(99,733)	(7,701)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	465,500	145,000
Principal payments made under bank credit facilities	(432,230)	(208,491)
Payment of contingent consideration	(616)	(3,581)
Proceeds from employee stock purchase plans	1,527	1,300
Repurchases of common stock	(1,393)	(1,210)
Payment of taxes for equity transactions	(6,576)	(4,384)
Net cash provided by (used in) financing activities	26,212	(71,366)
Effect of exchange rate changes on cash and cash equivalents	(292)	878
Net increase in cash and cash equivalents	9,293	1,504
Cash and cash equivalents, beginning of period	66,194	65,539
Cash and cash equivalents, end of period	$75,487	$67,043
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$8,714	$15,410
Cash paid during the period for interest	$9,637	$10,532
Non-cash financing and investing activities:
Landlord sponsored tenant improvement	$3,518	$—
Accrued capital expenditures	$3,545	$3,264

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of September 30, 2018 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 9 and 15.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2018.  The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

2.	Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs associated with internal-use software (Subtopic 350-40). ASU 2018-15 becomes effective for the Company in the first quarter of FY2021 and may be adopted either retrospectively or prospectively. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the presentation of net periodic pension and postretirement cost (net benefit cost) on the consolidated statements of operations.  The service cost component of net benefit cost will continue to be part of operating income while all other components of net benefit cost (interest costs, actuarial gains and losses and amortization of prior service cost) will be shown outside of operating income.  The Company adopted this standard on July 1, 2018 and applied the standard retrospectively.  The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified on the statement of cash flows to reduce diversity in practice.  The Company adopted this standard on July 1, 2018 and applied the standard retrospectively.  The adoption of this standard did not impact the Company’s consolidated statement of cash flows for the three months ended September 30, 2018 or 2017, respectively.  However, adoption of this standard will require the reclassification of proceeds received from the settlement of COLI policies from operating activities to investing activities on the consolidated statements of cash flows for the six, nine and twelve month periods ended June 30, 2018.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing guidance on accounting for leases.  The new standard requires lessees to put virtually all leases on the balance sheet by recognizing lease assets and lease liabilities. Lessor accounting is largely unchanged from that applied under previous guidance. The amended guidance is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2018, and requires a modified retrospective approach.  Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements. The Company plans to adopt this standard on July 1, 2019 and is currently in the process of accumulating data required to measure its existing leases, reviewing lease contracts, implementing a new lease accounting solution and evaluating accounting policy and internal control changes.  We expect that upon adoption we will recognize a material right-of-use asset and lease liability on our balance sheet. We do not expect the standard to have a material impact on our cash flows or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended (ASC 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In addition, ASU 2014-09 added Accounting Standard Codification (ASC) 340-40 to codify guidance on other assets and deferred costs for contracts with customers.

Effective July 1, 2018, we adopted the new revenue standard (ASC 606) using the modified retrospective method, whereby the cumulative effect of applying the standard was recognized through shareholders’ equity on the date of adoption.  In addition, for our fiscal year ending June 30, 2019 and the interim reporting periods therein, the Company is required to disclose the amount by which each financial statement line item was affected by the new standard.  The Company’s comparative information, for prior periods presented before July 1, 2018, has not been restated and continues to be reported under ASC 605.

The impact of adoption on our consolidated balance sheet is as follows (in thousands):

	June 30, 2018 As Reported Under ASC 605	Adjustments Due to ASC 606	July 1, 2018 Balance Under ASC 606
Assets:
Accounts receivable, net	$806,871	$20,454	$827,325
Prepaid expenses and other current assets	58,126	2,342	60,468
Other long-term assets	39,175	3,923	43,098
Liabilities and Shareholders' Equity:
Other accrued expenses and current liabilities	150,602	2,212	152,814
Deferred income taxes	200,880	6,639	207,519
Other long-term liabilities	85,187	98	85,285
Retained earnings	2,126,790	17,770	2,144,560

ASC 606 changed the pattern of revenue recognition for some of our contracts with customers.  For our award and incentive fee contracts, we recognize a constrained amount of variable consideration throughout the performance period rather than defer recognition of the relevant portion of fee until customer notification of the amount earned.  Some of our fixed price services-type contracts in which revenue was previously recognized on a straight-line basis over the performance period converted to recognition of revenue over time using a cost-to-cost input method to measure our progress towards the complete satisfaction of the performance obligation.

The adoption of ASC 606 did not have a material impact on the Company’s revenue recognition for cost-plus-fee, fixed price/level-of-effort, time-and-materials (T&M), fixed price contracts previously recognized under ASC 605-35, and fixed price product revenue arrangements.

Under ASC 340-40, the Company capitalizes certain costs to fulfill and obtain a contract.  These capitalized costs will be amortized over the period of contract performance as revenue is recognized from the transfer of goods or services and the underlying performance obligation is satisfied.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The table below presents the impact of adoption of ASC 606 on our consolidated statement of operations for the three months ended September 30, 2018 (in thousands):

	As Adjusted Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Revenue	$1,158,702	$7,162	$1,165,864
Costs of revenue:
Direct costs	782,760	—	782,760
Indirect costs and selling expenses	264,700	57	264,757
Depreciation and amortization	18,747	—	18,747
Total costs of revenue	1,066,207	57	1,066,264
Income from operations	92,495	7,105	99,600
Interest expense and other, net	8,886	—	8,886
Income before taxes	83,609	7,105	90,714
Income tax expense (benefit)	10,087	1,794	11,881
Net income	$73,522	$5,311	$78,833
Basic earnings per share	$2.97	$0.21	$3.19
Diluted earnings per share	$2.89	$0.21	$3.10

The table below presents the impact of adoption of ASC 606 on our consolidated balance sheet as of September 30, 2018 (in thousands):

	As Adjusted Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Assets:
Accounts receivable, net	$919,394	$26,170	$945,564
Prepaid expenses and other current assets	70,767	2,307	73,074
Other long-term assets	39,495	3,900	43,395
Liabilities and Shareholders' Equity:
Other accrued expenses and current liabilities	183,350	2,825	186,175
Deferred income taxes	211,307	6,471	217,778
Other long-term liabilities	82,139	—	82,139
Retained earnings	2,200,312	23,081	2,223,393

3.	Summary of Significant Accounting Policies

Revenue Recognition

The Company generates almost all of our revenue from three different types of contractual arrangements with the U.S. government: cost-plus-fee, time-and-materials (T&M), and fixed price contracts.  Our contracts with the U.S. government are generally subject to the Federal Acquisition Regulation (FAR) and are competitively priced based on estimated costs of providing the contractual goods or services.

We account for a contract when the parties have approved the contract and are committed to perform on it, the rights of each party and the payment terms are identified, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration.

At contract inception, the Company determines whether the goods or services to be provided are to be accounted for as a single performance obligation or as multiple performance obligations.  This evaluation requires significant professional judgment as it may impact the timing and pattern of revenue recognition.  If multiple performance obligations are identified, we generally use the cost plus a margin approach to determine the relative standalone selling price of each performance obligation.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

When determining the total transaction price, the Company identifies both fixed and variable consideration elements within the contract.  Variable consideration includes any amount within the transaction price that is not fixed, such as: award or incentive fees; performance penalties; unfunded contract value; or other similar items.  For our contracts with award or incentive fees, the Company estimates the total amount of award or incentive fee expected to be recognized into revenue.  Throughout the performance period, we recognize as revenue a constrained amount of variable consideration only to the extent that it is probable that a significant reversal of the cumulative amount recognized to date will not be required in a subsequent period.  Our estimate of variable consideration is periodically adjusted based on significant changes in relevant facts and circumstances.  In the period in which we can calculate the final amount of award or incentive fee earned - based on the receipt of the customer’s final performance score or determining that more objective contractually-defined criteria have been fully satisfied - the Company will adjust our cumulative revenue recognized to date on the contract.  This adjustment to revenue will be disclosed as the amount of revenue recognized in the current period for a previously satisfied performance obligation.

We generally recognize revenue over time throughout the performance period as the customer simultaneously receives and consumes the benefits provided on our services-type revenue arrangements.  This continuous transfer of control for our U.S. government contracts is supported by the unilateral right of our customer to terminate the contract for a variety of reasons without having to provide justification for its decision.  For our services-type revenue arrangements in which there are a repetitive amount of services that are substantially the same from one month to the next, the Company will apply the series guidance.  We use a variety of input and output methods that approximate the progress towards complete satisfaction of the performance obligation, including: costs incurred, labor hours expended, and time-elapsed measures for our fixed-price stand ready obligations.  For certain contracts, primarily our cost-plus and T&M services-type revenue arrangements, we apply the right-to-invoice practical expedient in which revenue is recognized in direct proportion to our right to consideration for our progress towards the complete satisfaction of our performance obligation.

When a performance obligation has a significant degree of interrelation or interdependence between one month’s deliverables and the next, when there is an award or incentive fee, or when there is a significant degree of customization or modification, the Company generally records revenue using a percentage of completion methodology.  For these revenue arrangements, substantially all revenue is recognized over time using a cost-to-cost input method based on the ratio of costs incurred to date in proportion to total estimated costs at completion. When estimates of total costs to be incurred on a contract exceed total revenue, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Contract modifications are reviewed to determine whether they should be accounted for as part of the original performance obligation or as a separate contract.  When there is a change in scope or price and the additional performance obligations are at their standalone selling price, the original contract is terminated and the Company accounts for the change prospectively when the new goods or services to be transferred are distinct from those already provided.  When the contract modification includes goods or services that are not distinct from those already provided, the Company records a cumulative adjustment to revenue based on our remeasurement of progress towards the complete satisfaction of the not yet fully delivered performance obligation.

Based on the critical nature of our contractual performance obligations, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents.  The Company has a formal review process for approving any such work that considers previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program.

Contract Assets

Contract assets include unbilled receivables in which our right to consideration is conditional on factors other than the passage of time.  Contract assets exclude billed and billable receivables.

In addition, the costs to fulfill and obtain a contract may be considered for capitalization and are included in the contract assets balance.  Based on contract specific facts and circumstances, the incremental costs of fulfilling a contract may be capitalized when expenses are incurred prior to revenue being recognizable.  Costs to fulfill are generally considered for capitalization at contract inception when the Company incurs ramp up costs prior to satisfying a performance obligation.  The incremental costs of obtaining a contract (e.g. sales commissions) are capitalized as an asset when CACI expects to recover them either directly or indirectly through the revenue arrangement’s profit margins.  These capitalized costs are then expensed over the revenue arrangement’s period of performance.  The Company has elected to apply the practical expedient to immediately expense the costs to obtain a contract when the performance obligation will be completed within twelve months of contract inception.

Contract assets are periodically reassessed based on reasonably available information as of the balance sheet date to ensure they do not exceed their net realizable value.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Contract Liabilities

Contract liabilities include advance payments received from the customer in excess of revenue that may be recognized as of the balance sheet date.  The advance payment is then subsequently recognized into revenue as the performance obligation is satisfied.

Remaining Performance Obligations

The Company’s remaining performance obligations balance represents the expected revenue to be recognized for the satisfaction of remaining performance obligations on our existing contracts as of period end. The remaining performance obligations balance excludes unexercised contract option years and task orders that may be issued underneath an Indefinite Delivery/Indefinite Quantity (IDIQ) vehicle.  The remaining performance obligations balance generally increases with the execution of new contracts and converts into revenue as our contractual performance obligations are satisfied.

The Company continues to monitor our remaining performance obligations balance as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, or early terminations.  Based on this analysis, an adjustment to the period end balance may be required.

4.	Acquisitions

Domestic Acquisition

On August 15, 2018, CACI acquired certain assets of the systems engineering and acquisition support services business unit (SE&A BU) of CSRA LLC, a managed affiliate of General Dynamics Information Technology, Inc.   The initial purchase consideration paid at closing to acquire the SE&A BU was $84.0 million plus $6.0 million representing a preliminary net working capital adjustment.  Subsequent to closing, CACI estimated that an additional payment may be due to the sellers for the final net working capital adjustment.  The Company recognized fair values of the assets acquired and liabilities assumed and allocated $42.0 million to goodwill and $8.9 million to intangible assets. The intangible assets consist of customer relationships. The final purchase price allocation, which is provisional and is expected to be completed by Q1 FY2020, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.

5.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30,	June 30,
	2018 (1)	2018
Intangible assets:
Customer contracts and related customer relationships	$444,528	$435,933
Acquired technologies	13,210	13,237
Other	804	804
Intangible assets	458,542	449,974
Less accumulated amortization:
Customer contracts and related customer relationships	(208,313)	(199,018)
Acquired technologies	(9,126)	(8,761)
Other	(459)	(440)
Less accumulated amortization	(217,898)	(208,219)
Total intangible assets, net	$240,644	$241,755

__________________

(1)	During the three months ended September 30, 2018, the Company removed $0.1 million in fully amortized intangible assets.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to twenty years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of September 30, 2018 is 14.9 years, and the weighted-average remaining period of amortization is 11.6 years.  The weighted-average period of amortization for acquired technologies as of September 30, 2018 is 7.0 years, and the weighted-average remaining period of amortization is 5.5 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2019, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2019 (nine months)	$27,155
2020	32,462
2021	28,787
2022	25,017
2023	22,350
Thereafter	104,873
Total intangible assets, net	$240,644

6.	Goodwill

The changes in the carrying amount of goodwill for the year ended June 30, 2018 and the three months ended September 30, 2018 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2017	$2,479,496	$97,939	$2,577,435
Goodwill acquired (1)	35,024	6,867	41,891
Foreign currency translation	—	1,509	1,509
Balance at June 30, 2018	2,514,520	106,315	2,620,835
Goodwill acquired (1)	42,147	(192)	41,955
Foreign currency translation	—	(1,388)	(1,388)
Balance at September 30, 2018	$2,556,667	$104,735	$2,661,402

(1)	Includes goodwill initially allocated to new business combinations as well as measurement period adjustments.

7.	Revenue Recognition

We disaggregate our revenue arrangements by contract type, customer, and whether the Company is the prime or subcontractor.  We believe that these categories allow for a better understanding of the nature, amount, timing, and uncertainty of revenue and cash flows arising from our contracts.

Revenue by Contract Type

The Company generated revenue on our cost-plus-fee, firm fixed-price (including proprietary software product sales), and time-and-materials contracts as follows during the three months ended September 30, 2018 (in thousands):

	Domestic	International	Total
Cost-plus-fee	$641,527	$—	$641,527
Firm fixed-price	321,071	22,933	344,004
Time and materials	163,925	16,408	180,333
Total	$1,126,523	$39,341	$1,165,864

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Customer Information

The Company generated revenue from our primary customer groups as follows during the three months ended September 30, 2018 (in thousands):

	Domestic	International	Total
Department of Defense	$818,266	$—	$818,266
Federal civilian agencies	292,202	—	292,202
Commercial and other	16,055	39,341	55,396
Total	$1,126,523	$39,341	$1,165,864

Prime or Subcontractor

The Company generated revenue as either the prime or subcontractor as follows during the three months ended September 30, 2018 (in thousands):

	Domestic	International	Total
Prime contractor	$1,050,531	$39,341	$1,089,872
Subcontractor	75,992	—	75,992
Total	$1,126,523	$39,341	$1,165,864

Significant Estimates

The Company uses an estimate at completion (EAC) for each of our contracts in which revenue is recognized using a percentage of completion calculation.  The EAC process requires the Company to use professional judgment when assessing risks, estimating contract revenue and costs, estimating variable consideration, and making assumptions for schedule and technical issues.  Based on changes in a contract’s EAC, a cumulative adjustment to revenue will be recorded.  During the three months ended September 30, 2018, we recognized $6.4 million of revenue from EAC adjustments primarily related to the final true-up of firm fixed-price contracts.

During the three months ended September 30, 2018, we recognized $0.3 million of revenue from previously satisfied performance obligations primarily related to the final true-up adjustment to award or incentive fee amounts.  The Company records these final true-up adjustments to our estimated award or incentive fee amounts in the period in which we receive the customer’s final performance score or when we can determine that more objective contractually-defined criteria have been fully satisfied.

Remaining Performance Obligations

The Company’s remaining performance obligations balance represents the expected revenue to be recognized for the satisfaction of remaining performance obligations on our existing contracts as of period end.  This balance excludes unexercised contract option years and task orders that may be issued underneath an IDIQ vehicle.  Our remaining performance obligations balance as of September 30, 2018 was $5.7 billion.

The Company expects to recognize approximately 80.0 percent of our remaining performance obligations balance as revenue over the next year and the remaining 20.0 percent thereafter.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.	Contract Balances

Contract assets are primarily comprised of conditional unbilled receivables in which revenue has been recognized but an invoice has not yet been issued to the customer as of the balance sheet date.  Contract assets exclude billed and billable receivables and are not stated above their net realizable value.

Contract liabilities are primarily comprised of advance payments in which consideration is received in advance of satisfying a performance obligation.

Net contract assets (liabilities) consisted of the following (in thousands):

		September 30,	July 1,
Description of Contract Related Balance	Financial Statement Classification	2018	2018 (1)
Contract assets – current:
Unbilled receivables	Accounts receivable, net	$90,316	$72,511
Costs to obtain – short-term	Prepaid expenses and other current assets	2,307	2,342
Contract assets – noncurrent:
Unbilled receivables	Accounts receivable, long-term	9,336	8,620
Costs to obtain – long-term	Other long-term assets	3,900	3,923
Contract liabilities – current:
Deferred revenue	Other accrued expenses and current liabilities	(51,928)	(43,940)
Contract liabilities – noncurrent:
Deferred revenue	Other long-term liabilities	(4,848)	(4,740)
Net contract assets (liabilities)		$49,083	$38,716

(1)	Includes the cumulative effect to the Company’s opening balance sheet from the adoption of ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective method.

During the three months ended September 30, 2018, we recognized $17.1 million of revenue that was included in a previously recorded contract liability as of the beginning of the period.

9.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	June 30,
	2018	2018
Bank credit facility – term loans	$926,664	$938,394
Bank credit facility – revolver loans	180,000	135,000
Principal amount of long-term debt	1,106,664	1,073,394
Less unamortized discounts and debt issuance costs	(10,475)	(11,054)
Total long-term debt	1,096,189	1,062,340
Less current portion	(46,920)	(46,920)
Long-term debt, net of current portion	$1,049,269	$1,015,420

Bank Credit Facility

The Company has a $2,038.4 million credit facility (the Credit Facility), which consists of an $1,100.0 million revolving credit facility (the Revolving Facility) and a $938.4 million term loan (the Term Loan). The Revolving Facility has subfacilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.  At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $400.0 million or an amount subject to 2.75 times senior secured leverage, calculated assuming the Revolving Facility is fully drawn, with applicable lender approvals.  The Credit Facility is available to refinance existing indebtedness and for general corporate purposes, including working capital expenses and capital expenditures.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,100.0 million. As of September 30, 2018, the Company had $180.0 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million through June 30, 2021 and $23.5 million thereafter until the balance is due in full on June 30, 2023. As of September 30, 2018, the Company had $926.7 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of September 30, 2018, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 3.39 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of September 30, 2018, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.

Cash Flow Hedges

The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations.  The Company has entered into several floating-to-fixed interest rate swap agreements for an aggregate notional amount of $700.0 million which hedge a portion of the Company’s floating rate indebtedness.  The swaps mature at various dates through 2022.  The Company has designated the swaps as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these swaps are designated as effective or ineffective. Realized gains and losses in connection with each required interest payment are reclassified from accumulated other comprehensive income or loss to interest expense.  The Company does not hold or issue derivative financial instruments for trading purposes.

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended
	September 30,
	2018	2017
Gain (loss) recognized in other comprehensive income	$1,025	$(346)
Amounts reclassified to earnings from accumulated other comprehensive loss	(808)	854
Net current period other comprehensive income	$217	$508

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The aggregate maturities of long-term debt at September 30, 2018 are as follows (in thousands):

Twelve months ending September 30,
2019	$46,920
2020	46,920
2021	58,650
2022	93,839
2023	860,335
Principal amount of long-term debt	1,106,664
Less unamortized discounts and debt issuance costs	(10,475)
Total long-term debt	$1,096,189

10.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services.  The DCAA is nearing completion of audits of the Company’s annual incurred cost submissions through fiscal year 2016 and has begun auditing the Company’s incurred cost submissions for its fiscal year 2017.  We are still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believe our reserves for such are adequate. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

11.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended
	September 30,
	2018	2017
Stock-based compensation related to RSUs included in indirect costs and selling expense	$5,698	$6,351
Income tax benefit recognized for stock-based compensation expense	$749	$1,587

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company granted performance-based stock awards to key employees in September of 2017, 2016, and 2015. The final number of PRSUs that are earned by participants and vest is based on the achievement of a specified EPS for the fiscal year and on the average share price for the 90-day period ended for the following three years. If the 90-day average share price of the Company’s stock in years one, two and three exceeds the 90-day average share price at the grant date by 100 percent or more the number of shares ultimately awarded could range up to 200 percent of the specified target award. In addition to the performance and market conditions, there is a service vesting condition that stipulates 50 percent of the award will vest approximately three years from the grant date and 50 percent will vest approximately four years from the grant date, depending on the award date.

The annual performance-based awards granted for each of the fiscal years presented were as follows:

	Performance-based stock awards granted	Number of additional shares earned under performance-based stock awards
Fiscal year 2018	185,056	20,116
Fiscal year 2017	193,420	73,065
Fiscal year 2016	208,160	110,944

As of September 30, 2018, the total number of shares authorized by shareholders for grants under the 2016 Plan and its predecessor plan is 1,200,000 plus any forfeitures from the 2006 Plan. The aggregate number of grants that may be made may exceed this approved amount as forfeited RSUs become available for future grants. As of September 30, 2018, cumulative grants of 429,635 equity instruments underlying the shares authorized have been awarded, and 114,881 of these instruments have been forfeited.

Activity related to RSUs during the three months ended September 30, 2018 is as follows:

RSUs
Unvested at June 30, 2018	663,987
Granted	111,008
Vested	(231,700)
Forfeited	(9,514)
Unvested at September 30, 2018	533,781
Weighted-average grant date fair value for RSUs	$187.90

As of September 30, 2018, there was $31.7 million of total unrecognized compensation costs related to RSUs scheduled to be recognized over a weighted-average period of 2.5 years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.	Earnings Per Share

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

	Three Months Ended
	September 30,
	2018	2017
Net income	$78,833	$42,046
Weighted-average number of basic shares outstanding during the period	24,737	24,487
Dilutive effect of RSUs after application of treasury stock method	687	756
Weighted-average number of diluted shares outstanding during the period	25,424	25,243
Basic earnings per share	$3.19	$1.72
Diluted earnings per share	$3.10	$1.67

13.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company is currently under examination by one state jurisdiction for the years 2015 through 2017 and one foreign jurisdiction for the years 2011 through 2015.  The Company does not expect resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of September 30, 2018 and June 30, 2018 was $4.2 million and $4.1 million, respectively. The $4.2 million unrecognized tax benefit at September 30, 2018, if recognized, would impact the Company’s effective tax rate.

The effective income tax rate for the three months ended September 30, 2018 decreased to 13.1 percent from 25.0 percent for the same period last year. The effective tax rate decreased primarily due to the reduced U.S. federal corporate tax rate due to the Tax Cuts and Jobs Act (the TCJA) along with a one-time tax benefit of $2.2 million recognized during Q1 FY2019 related to a reduction of our previously recorded transition tax liability and the excess tax benefits under ASU 2016-09 – Stock Compensation. The effective tax rate for both periods was also reduced by gains from the change in value of assets invested in corporate owned life insurance (COLI) policies. If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our effective tax rate will fluctuate in future quarters for the year ending June 30, 2019.

Tax Cuts and Jobs Act

The TCJA was enacted on December 22, 2017.  Among other things, the TCJA reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective January 1, 2018. As of September 30, 2018, the Company’s accounting for the following elements of the TCJA was not complete: (1) transition tax liability; (2) remeasurement of deferred taxes; (3) Global Intangible Low-Taxed Income; (4) Foreign Derived Intangible Income; and (5) the limitation on the deductibility of certain executive compensation. However, the Company was able to make reasonable estimates and has recorded provisional amounts for all of these elements. Our provisional estimates may be materially impacted by additional clarifications and interpretations of the legislation as they are released. The Company expects to finalize its assessment of all provisional amounts within the allowed one-year measurement period.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

During the three months ended September 30, 2018, the Company recognized a $2.2 million tax benefit related to the reduction of our provisional calculation of the one-time transition tax liability.  The refinement of this estimate was primarily due to the issuance of new guidance by the IRS issued August 1, 2018.   No other adjustments were made to FY2018 provisional amounts during the three months ended September 30, 2018.

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

	Domestic Operations	International Operations	Total
Three Months Ended September 30, 2018
Revenue from external customers	$1,126,523	$39,341	$1,165,864
Net income	75,449	3,384	78,833
Three Months Ended September 30, 2017
Revenue from external customers	$1,050,883	$34,931	$1,085,814
Net income	38,833	3,213	42,046

15.	Fair Value of Financial Instruments

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and June 30, 2018, and the level they fall within the fair value hierarchy (in thousands):

			September 30,	June 30,
	Financial Statement	Fair Value	2018	2018
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$—	$693
Contingent consideration	Other long-term liabilities	Level 3	$9,000	$11,000
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$412	$672
Interest rate swap agreements	Other long-term assets	Level 2	$13,959	$13,405

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Various acquisitions completed during prior fiscal years contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two and three year periods subsequent to each acquisition.  The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the three months ended September 30, 2018 and 2017 this remeasurement resulted in a $2.0 million and $0.9 million change to the liability recorded.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such statements are subject to factors that could cause actual results to differ materially from anticipated results.  The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: legal, regulatory, and political change that could result in economic uncertainty; changes in U.S. federal agencies, current agreements with other nations, foreign events, or any other events which may affect the global economy; regional and national economic conditions in the United States and globally; terrorist activities or war; changes in interest rates; currency fluctuations; significant fluctuations in the equity markets; changes in our effective tax rate; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns under the Budget Control Act of 2011 (BCA), or any legislation that amends or changes discretionary spending levels under that act; changes in budgetary priorities or in the event of a priority need for funds, such as homeland security; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government audits and reviews conducted by the Defense Contract Audit Agency, the Defense Contract Management Agency, or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, and (iii) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; the ability to successfully integrate the operations of our recent and any future acquisitions; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our SEC filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

During the three months ended September 30, 2018, $1.1 billion or 95.2 percent of our revenue was derived from contracts with U.S. government agencies compared with $1.0 billion or 95.3 percent for the same period in 2017.  Our contract revenues were generated from both prime and subcontractor relationships.  We also provide services to commercial customers, and through our international operations, to non-U.S. government agencies.  We provide our services and solutions to our customers in the following market areas:

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

We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration.  Since March 2013, the federal government has been operating under sequestration required by the BCA.  Under sequestration, constraints on discretionary expenditures have taken place each of the government’s fiscal years since 2013 and, unless the BCA is amended or repealed, will continue through the government’s Fiscal Year 2021.  Congress has amended the BCA primarily through the passage of bipartisan budget acts in 2013, 2015, and 2018.  Each of these acts raised discretionary spending caps for the government fiscal years 2014 through 2019.  In particular, the Bipartisan Budget Act of 2018 (BBA 2018), passed and signed into law in February 2018, established a framework and increased the caps on defense and non-defense discretionary spending for the government’s FY2018 and FY2019.  Defense caps were increased by $80 billion for FY2018 and $85 billion for FY2019, while non-defense caps were increased by $63 billion and $68 billion, respectively.

From March 23, 2018 through September 30, 2018, the U.S. government operated under a $1.3 trillion omnibus appropriations package that funded the government’s operations.  On September 21, 2018, the president signed into law a $148 billion “minibus” of three appropriations bills, which included military construction and Veterans Affairs.  On September 28, 2018, the president signed into law an $855 billion “minibus” of two FY2019 appropriations bills, Defense and Labor-HHS-Education, along with a continuing resolution (CR) for the remaining appropriations bills for the government to operate through December 7, 2018. Congress must pass and the president must sign legislation that will fund the remaining federal agencies and programs either by discretionary funding through annual appropriations acts or interim CR prior to December 7, 2018 or federal agencies and programs will lack appropriated or interim funding and will experience a funding gap and, under the Antideficiency Act, they must cease operations, or shutdown, except in certain emergency situations or when law authorizes continued activity.  Government shutdowns necessitate furloughs of several hundred thousand federal employees, require cessation or reduction of many government activities, and affect numerous sectors of the economy.  We expect that contracts and task orders we hold may be affected throughout our FY2019 by the appropriations legislation and actions Congress will take in passing the full government FY2019 budget.

In July 2017, the Treasury Department determined that the federal government would exceed the statutory debt limit set by law in October 2015 at the end of September 2017.  The Treasury Department also determined that at that time it would have exhausted all financing options and would no longer be able to pay for all federal obligations.  When the debt limit is exceeded, some federal payments to creditors, vendors, contractors, state and local governments, beneficiaries, and other entities would either be delayed or limited.  These delays in payments would, in effect, be borrowings from contractors such as us, and would create a backlog of unpaid bills until the government collects more revenue or other sources of cash than its outlays.  In some cases, delaying federal payments incurs interest penalties under some statutes such as the Prompt Payment Act, which directs the government to pay interest penalties to contractors if it does not pay them by the required payment date.  Were there to be a delay in paying for all federal obligations, it is expected that this would result in significant economic and financial consequences that may have a lasting impact on federal programs and the federal government’s ability to borrow in the future.  To mitigate the possibility of these events from happening, on September 8, 2017 Congress passed and the president signed into law legislation that suspended the debt limit until December 8, 2017.  Once that suspension lapsed, the Secretary of the Treasury invoked authorities to employ extraordinary measures, which were estimated to last until sometime in late March or early April 2018.  With the passage of the BBA 2018 in February 2018, however, the debt limit was suspended through March 1, 2019 to allow the government to borrow whatever it needs through that time to fully finance government operations.

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

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,				Change
(dollars in thousands)	2018		2017		$	%
Department of Defense	$818,266	70.2%	$727,879	67.1%	$90,387	12.4%
Federal civilian agencies	292,202	25.1	306,571	28.2	(14,369)	(4.7)
Commercial and other	55,396	4.7	51,364	4.7	4,032	7.8
Total	$1,165,864	100.0%	$1,085,814	100.0%	$80,050	7.4%

For the three months ended September 30, 2018, total revenue increased by 7.4 percent, or $80.1 million, compared with the same period a year ago.  This increase was attributable to both acquired revenues and organic growth.  Acquired revenues accounted for $44.4 million of the increase while organic growth accounted for $35.7 million.

DoD revenue increased 12.4 percent, or $90.4 million, for the three months ended September 30, 2018, compared with the same period a year ago.  Acquired revenues accounted for $38.6 million of this increase while organic growth accounted for $51.8 million and was primarily attributable to new intelligence services and network support business.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies decreased 4.7 percent, or $14.3 million, for the three months ended September 30, 2018, compared with the same period a year ago.  This decrease was primarily attributable to reduced intelligence services, investigation and litigation support services offset by growth in enterprise information technology support services.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 7.8 percent, or $4.0 million for the three months ended September 30, 2018, compared with the same period a year ago.  This increase was primarily attributable to acquired business within our international operations.  Commercial revenue and other is derived from both international and domestic operations.  Of the total commercial and other revenue, international operations accounted for 71.0 percent, or $39.3 million for the three months ended September 30, 2018, compared with 68.0 percent or $34.9 million for the same period a year ago.  Domestic operations accounted for 29.0 percent or $16.1 million, compared with 32.0 percent or $16.4 million for the same period a year ago, due to reduced technology support and product sales.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the three months ended September 30, 2018 and 2017, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	September 30,		September 30,		Change
(dollars in thousands)	2018	2017	2018	2017	$	%
Revenue	$1,165,864	$1,085,814	100.0%	100.0%	$80,050	7.4%
Costs of revenue
Direct costs	782,760	739,678	67.2	68.1	43,082	5.8
Indirect costs and selling expenses	264,757	261,244	22.7	24.1	3,513	1.3
Depreciation and amortization	18,747	17,588	1.6	1.6	1,159	6.6
Total costs of revenue	1,066,264	1,018,510	91.5	93.8	47,754	4.7
Income from operations	99,600	67,304	8.5	6.2	32,296	48.0
Interest expense and other, net	8,886	11,247	0.7	1.0	(2,361)	(21.0)
Income before income taxes	90,714	56,057	7.8	5.2	34,657	61.8
Income tax expense	11,881	14,011	1.0	1.3	(2,130)	(15.2)
Net income	$78,833	$42,046	6.8%	3.9%	$36,787	87.5%

For the three months ended September 30, 2018, income from operations was $99.6 million. This represents an increase of $32.3 million, or 48.0 percent, compared with the same period a year ago. Our operating margin of 8.5 percent for the period ended September 30, 2018 increased from 6.2 percent during the period ended September 30, 2017. This increase is primarily attributable to increased gross margins on our revenue arrangements from program performance, higher award fees and acquisitions.

As a percentage of revenue, direct costs were 67.2 percent and 68.1 percent for the three months ended September 30, 2018 and 2017, respectively. Direct costs include direct labor and other direct costs (ODCs), which include, among other costs, subcontracted labor and material purchases.  The direct cost increases are related to organic growth of programs and acquisitions.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), facilities, marketing and bid and proposal (B&P) costs, indirect labor, and other discretionary expenses.  Indirect costs and selling expenses increased $3.5 million or 1.3 percent for the three months ended September 30, 2018, compared with the same period a year ago.  As a percentage of revenue, indirect costs and selling expenses were 22.7 percent and 24.1 percent for the three months ended September 30, 2018 and 2017, respectively.  This percentage decrease is driven primarily by indirect cost controls.

Depreciation and amortization expense increased $1.2 million or 6.6 percent for the three months ended September 30, 2018, compared with the same period a year ago.  The increase is primarily attributable to intangible amortization from recent acquisitions and increases in the Company’s property and equipment.

For the three months ended September 30, 2018, interest expense and other, net decreased $2.4 million or 21.0 percent, compared with the same period a year ago.  The decrease is primarily attributable to lower outstanding debt balances.

For the three months ended September 30, 2018, the effective income tax rate decreased to 13.1 percent from 25.0 percent for the same period last year.  The effective tax rate decreased primarily due to the reduced U.S. federal corporate tax rate due to the Tax Cuts and Jobs Act (the TCJA) along with a one-time tax benefit of $2.2 million recognized during Q1 FY2019 related to a reduction of our previously recorded transition tax liability.  The effective tax rate for both periods was also reduced by gains from the change in value of assets invested in corporate owned life insurance (COLI) policies as well as excess tax benefits under ASU 2016-09.

Contract Backlog

The Company’s backlog represents total value on our existing contracts that has the potential to be recognized into revenue as work is performed.  The Company includes unexercised option years in its backlog amount and excludes task orders that may be issued underneath an IDIQ vehicle.

The Company’s backlog as of period end is either funded or unfunded:

•	Funded backlog represents contract value appropriated by a customer that is expected to be recognized into revenue.
•	Unfunded backlog represents the sum of unappropriated contract value on executed contracts and unexercised option years that is expected to be recognized into revenue.

As of September 30, 2018, the Company had total backlog of $13.0 billion, of which $2.7 billion was funded.  The total backlog consists of remaining performance obligations (see Note 7 – Revenue Recognition) plus unexercised options.

There is no assurance that all funded or potential contract value will result in revenue being recognized.  The Company continues to monitor our backlog as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, or early terminations.  Based on this analysis, an adjustment to the period end balance may be required.

Liquidity and Capital Resources

The Company has a $2,038.4 million credit facility (the Credit Facility), which consists of an $1,100.0 million revolving credit facility (the Revolving Facility) and a $938.4 million term loan (the Term Loan).

The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of September 30, 2018, we had $180.0 million outstanding under the Revolving Facility and no borrowings on the swing line.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million through June 30, 2021 and $23.5 million thereafter until the balance is due in full on June 30, 2023.  As of September 30, 2018, $926.7 million was outstanding under the Term Loan.

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

Cash and cash equivalents were $75.5 million and $66.2 million as of September 30, 2018 and June 30, 2018, respectively. Our operating cash flow was $83.1 million for the three months ended September 30, 2018.  This represents an increase of $3.4 million or 4.3 percent, from our operating cash flows of $79.7 million for the three months ended September 30, 2017. The year-over-year increase is primarily due to the timing of vendor payables and receivable collections. Days-sales outstanding (DSO) was 67 days at September 30, 2018, compared with 64 days at September 30, 2017 due to normal fluctuations in collections.  The calculation of DSO as of September 30, 2018 excludes amounts related to our Q1 FY2019 business acquisition of the SE&A BU.

Cash used in investing activities was $99.7 million and $7.7 million during the three months ended September 30, 2018 and 2017, respectively.  During the three months ended September 30, 2018, we paid $90.0 million for business acquisitions.  We had no similar acquisitions during the same period a year ago.  Purchases of office and computer related equipment of $9.4 million and $7.5 million in the first three months of FY2019 and FY2018, respectively, accounting for a majority of the remaining funds used in investing activities.

Cash flows provided by financing activities were $26.2 during the three months ended September 30, 2018, while cash flows used in financing activities were $71.3 million during the first three months ended September 30, 2017.  During the period ended September 30, 2018, we had net borrowings under our credit facility of $33.3 million compared to $63.5 million of net repayments for the period ended September 30, 2017. During the three months ended September 30, 2018 and 2017, we paid contingent consideration related to various prior acquisitions of $0.6 million and $3.6 million, respectively.  During the three months ended September 30, 2018 and September 30, 2017 we also used cash within financing activities of $6.6 million and $4.4 million to pay taxes on equity transactions.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, motor vehicles in the U.K., and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. We generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2018. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued.  We have no other material off-balance sheet financing arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $700.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the three months ended September 30, 2018 would have fluctuated by approximately $1.0 million.

Approximately 3.4 percent and 3.2 percent of our total revenue in three months ended September 30, 2018 and 2017, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2018, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $21.8 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at September 30, 2018.

Effective July 1, 2018, we implemented changes to certain controls and related procedures with respect to our adoption of ASC 606. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Al Shimari, et al. v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2018 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio.  The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc.  Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees.

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

On July 23, 2015, Plaintiffs filed a Notice of Appeal of the district court’s June 2015 decision.  On October 21, 2016, the Court of Appeals vacated and remanded the District Court’s judgment with instructions for the District Court to make further determinations regarding the political question doctrine.  The District Court conducted an initial status conference on December 16, 2016.  On June 9, 2017, the District Court dismissed Plaintiff Rashid without prejudice from the action based upon his inability to participate.  On July 19, 2017, CACI Premier Technology, Inc. filed a motion to dismiss the action on numerous legal grounds.  The Court held a hearing on that motion on September 22, 2017, and denied the motion pending issuance of a written decision.  On January 17, 2018, CACI filed a third-party complaint naming the United States and John Does 1-60, asserting claims for contribution, indemnification, exoneration and breach of contract in the event that CACI Premier Technology, Inc. is held liable to Plaintiffs, as Plaintiffs are seeking to hold CACI Premier Technology, Inc. liable on a co-conspirator theory and a theory of aiding and abetting.  On April 13, 2018, the Court held a hearing on the United States’ motion to dismiss and took the matter under advisement.  The Court subsequently stayed the part of the action against John Does 1-60.

On April 13, 2018, the Plaintiffs filed a motion to reinstate Plaintiff Rashid, which CACI opposed.  On April 20, 2018, the Court granted that motion subject to Plaintiff Rashid appearing for a deposition.  On May 21, 2018, CACI filed a motion to dismiss for lack of subject matter jurisdiction based on a recent Supreme Court decision.  On June 25, 2018, the Court denied that motion.  On October 25, 2018, the Court conducted a pre-trial conference at which the Court addressed remaining discovery matters, the scheduling for dispositive motions that CACI intends to file, and set a date of April 23, 2019 for trial, if needed, to start.

Abbass, et al v. CACI Premier Technology, Inc. and CACI International Inc, Case No. 1:13CV1186-LMB/JFA (EDVA)

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2018 for the most recently filed information concerning the suit filed in the United States District Court for the Eastern District of Virginia.  The lawsuit names CACI International Inc and CACI Premier Technology, Inc. as Defendants.  Plaintiffs seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Since the filing of Registrant’s report described above, the case remains stayed pending the outcome in the Al Shimari appeal.

We are vigorously defending the above-described legal proceedings, and based on our present knowledge of the facts, believe the lawsuits are completely without merit.

Item 1A.  Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2018. There have been no material changes from the risk factors described in that report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2018	7,936	$175.56	1,157,260	92,740
August 2018	—	—	—	—
September 2018	—	—	—	—
Total	7,936	$175.56	1,157,260	92,740

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

101

The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. *

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: November 2, 2018	By:	/s/ Kenneth Asbury
Kenneth Asbury
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 2, 2018	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 2, 2018	By:	/s/ Gregory W. Buckis, Sr.
Gregory W. Buckis, Sr.
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)