Form 10-Q
period 2018-12-31
CACI INTERNATIONAL INC /DE/
filed 2019-02-01
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 22, 2019, there were 24,862,624 shares of CACI International Inc Common Stock, $0.10 par value per share.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2018	2017
Revenue	$1,181,641	$1,087,860
Costs of revenue:
Direct costs	790,849	727,160
Indirect costs and selling expenses	269,677	254,180
Depreciation and amortization	18,852	18,258
Total costs of revenue	1,079,378	999,598
Income from operations	102,263	88,262
Interest expense and other, net	9,421	10,956
Income before income taxes	92,842	77,306
Income tax expense (benefit)	24,246	(65,489)
Net income	$68,596	$142,795
Basic earnings per share	$2.76	$5.80
Diluted earnings per share	$2.71	$5.66
Weighted-average basic shares outstanding	24,856	24,622
Weighted-average diluted shares outstanding	25,338	25,211

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended
	December 31,
	2018	2017
Revenue	$2,347,505	$2,173,674
Costs of revenue:
Direct costs	1,573,609	1,466,838
Indirect costs and selling expenses	534,434	515,424
Depreciation and amortization	37,599	35,846
Total costs of revenue	2,145,642	2,018,108
Income from operations	201,863	155,566
Interest expense and other, net	18,307	22,203
Income before income taxes	183,556	133,363
Income tax expense (benefit)	36,127	(51,478)
Net income	$147,429	$184,841
Basic earnings per share	$5.95	$7.53
Diluted earnings per share	$5.81	$7.33
Weighted-average basic shares outstanding	24,796	24,555
Weighted-average diluted shares outstanding	25,381	25,228

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net income	$68,596	$142,795	$147,429	$184,841
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,436)	1,191	(5,431)	5,554
Change in fair value of interest rate swap agreements, net of tax	(3,778)	2,613	(3,561)	3,121
Other comprehensive income (loss), net of tax	(7,214)	3,804	(8,992)	8,675
Comprehensive income	$61,382	$146,599	$138,437	$193,516

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	December 31,	June 30,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$70,728	$66,194
Accounts receivable, net	1,016,968	806,871
Prepaid expenses and other current assets	69,717	58,126
Total current assets	1,157,413	931,191
Goodwill	2,659,749	2,620,835
Intangible assets, net	230,556	241,755
Property and equipment, net	107,125	101,140
Supplemental retirement savings plan assets	88,037	91,490
Accounts receivable, long-term	8,741	8,620
Other long-term assets	38,997	39,175
Total assets	$4,290,618	$4,034,206
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,920	$46,920
Accounts payable	197,225	82,017
Accrued compensation and benefits	232,550	259,442
Other accrued expenses and current liabilities	160,361	150,602
Total current liabilities	637,056	538,981
Long-term debt, net of current portion	1,008,116	1,015,420
Supplemental retirement savings plan obligations, net of current portion	88,736	86,851
Deferred income taxes	215,451	200,880
Other long-term liabilities	84,526	85,187
Total liabilities	2,033,885	1,927,319
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,296 shares issued and 24,862 outstanding at December 31, 2018 and 42,139 shares issued and 24,704 outstanding at June 30, 2018	4,230	4,214
Additional paid-in capital	564,586	570,964
Retained earnings	2,291,989	2,126,790
Accumulated other comprehensive loss	(28,022)	(19,030)
Treasury stock, at cost (17,434 and 17,434 shares, respectively)	(576,185)	(576,186)
Total CACI shareholders’ equity	2,256,598	2,106,752
Noncontrolling interest	135	135
Total shareholders’ equity	2,256,733	2,106,887
Total liabilities and shareholders’ equity	$4,290,618	$4,034,206

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$147,429	$184,841
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	37,599	35,846
Amortization of deferred financing costs	1,156	2,212
Stock-based compensation expense	12,047	12,389
Deferred income taxes	9,123	(83,212)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(136,177)	7,367
Prepaid expenses and other assets	(2,739)	(13,774)
Accounts payable and other accrued expenses	110,007	15,190
Accrued compensation and benefits	(27,116)	(11,126)
Income taxes payable and receivable	(10,781)	(3,796)
Long-term liabilities	(1,008)	6,157
Net cash provided by operating activities	139,540	152,094
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(17,813)	(22,013)
Cash paid for business acquisitions, net of cash acquired	(91,151)	(45,565)
Other	1,876	3,484
Net cash used in investing activities	(107,088)	(64,094)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	833,500	256,500
Principal payments made under bank credit facilities	(841,960)	(338,483)
Payment of contingent consideration	(616)	(3,630)
Proceeds from employee stock purchase plans	2,827	2,459
Repurchases of common stock	(2,756)	(2,463)
Payment of taxes for equity transactions	(18,039)	(12,656)
Net cash used in financing activities	(27,044)	(98,273)
Effect of exchange rate changes on cash and cash equivalents	(874)	1,062
Net increase (decrease) in cash and cash equivalents	4,534	(9,211)
Cash and cash equivalents, beginning of period	66,194	65,539
Cash and cash equivalents, end of period	$70,728	$56,328
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$39,975	$35,264
Cash paid during the period for interest	$18,830	$20,505
Non-cash financing and investing activities:
Landlord sponsored tenant improvement	$3,518	$—
Accrued capital expenditures	$1,377	$3,316

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of December 31, 2018 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 10 and 16.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2018.  The results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified on the statement of cash flows to reduce diversity in practice.  The Company adopted this standard on July 1, 2018 and applied the standard retrospectively.  As a result of adoption, the Company reclassified $3.7 million of proceeds received from the settlement of corporate owned life insurance (COLI) policies from operating activities to investing activities on the Consolidated Statement of Cash Flows for the six months ended December 31, 2017.  During the six months ended December 31, 2018, $1.9 million of COLI proceeds are presented as investing activities.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended (ASC 606), which superseded nearly all existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under previous GAAP.  In addition, ASU 2014-09 added ASC 340-40 to codify guidance on other assets and deferred costs for contracts with customers.

Effective July 1, 2018, we adopted ASC 606 using the modified retrospective method, whereby the cumulative effect of applying the standard was recognized through shareholders’ equity on the date of adoption.  In addition, for our fiscal year ending June 30, 2019 and the interim reporting periods therein, the Company is required to disclose the amount by which each financial statement line item was affected by the new standard.  The Company’s comparative information, for prior periods presented before July 1, 2018, has not been restated and continues to be reported under ASC 605.

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

ASC 606 changed the pattern of revenue recognition for some of our contracts with customers.  For our award and incentive fee contracts, we now recognize a constrained amount of variable consideration throughout the performance period rather than defer recognition of the relevant portion of fee until customer notification of the amount earned.  Some of our fixed price services-type contracts in which revenue was previously recognized on a straight-line basis over the performance period converted to recognition of revenue using a cost-to-cost input method to measure our progress towards the complete satisfaction of the performance obligation.  The cumulative effect of these changes in the pattern of revenue recognition resulted in an increase to accounts receivable, net with an offset to retained earnings.

In addition, ASC 606 changed the timing of revenue recognition for license renewal performance obligations.  Under prior GAAP, license renewals were generally recognized in the period the renewal contract was executed.  However, upon adoption of ASC 606, the consideration received for a license renewal may not be recognized until the start of the term of the renewal.  The cumulative effect of this change resulted in an increase to contract liabilities with an offset to retained earnings.

The adoption of ASC 606 did not have a material impact on the Company’s revenue recognition for cost-plus-fee, fixed price/level-of-effort, time-and-materials (T&M), fixed price contracts previously recognized under ASC 605-35, and fixed price product revenue arrangements.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Under ASC 340-40, the Company capitalizes certain costs to fulfill and obtain a contract.  The cumulative effect of this change resulted in an increase to contract assets with an offset to retained earnings.  These capitalized costs are amortized over the period of contract performance as revenue is recognized from the transfer of goods or services and the underlying performance obligation is satisfied.

The table below presents the impact of adoption of ASC 606 on our consolidated statement of operations for the three and six months ended December 31, 2018 (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2018			December 31, 2018
	As Adjusted Under ASC 605	Effect of ASC 606	As Reported Under ASC 606	As Adjusted Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Revenue	$1,177,635	$4,006	$1,181,641	$2,336,337	$11,168	$2,347,505
Costs of revenue:
Direct costs	790,849	—	790,849	1,573,609	—	1,573,609
Indirect costs and selling expenses	270,997	(1,320)	269,677	535,697	(1,263)	534,434
Depreciation and amortization	18,852	—	18,852	37,599	—	37,599
Total costs of revenue	1,080,698	(1,320)	1,079,378	2,146,905	(1,263)	2,145,642
Income from operations	96,937	5,326	102,263	189,432	12,431	201,863
Interest expense and other, net	9,421	—	9,421	18,307	—	18,307
Income before taxes	87,516	5,326	92,842	171,125	12,431	183,556
Income tax expense	22,858	1,388	24,246	32,945	3,182	36,127
Net income	$64,658	$3,938	$68,596	$138,180	$9,249	$147,429
Basic earnings per share	$2.60	$0.16	$2.76	$5.57	$0.37	$5.95
Diluted earnings per share	$2.55	$0.16	$2.71	$5.44	$0.36	$5.81

For the three and six months ended December 31, 2018, the effect of ASC 606 was primarily related to the timing of award and incentive fee revenue recognition.

The table below presents the impact of adoption of ASC 606 on our consolidated balance sheet as of December 31, 2018 (in thousands):

	As Adjusted Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Assets:
Accounts receivable, net	$987,494	$29,474	$1,016,968
Prepaid expenses and other current assets	67,077	2,640	69,717
Other long-term assets	34,109	4,888	38,997
Liabilities and Shareholders' Equity:
Other accrued expenses and current liabilities	156,538	3,823	160,361
Deferred income taxes	209,291	6,160	215,451
Other long-term liabilities	84,526	—	84,526
Retained earnings	2,264,970	27,019	2,291,989

3.	Summary of Significant Accounting Policies

Revenue Recognition

The Company generates almost all of our revenue from three different types of contractual arrangements with the U.S. government: cost-plus-fee, time-and-materials (T&M), and fixed-price contracts.  Our contracts with the U.S. government are generally subject to the Federal Acquisition Regulation (FAR) and are competitively priced based on estimated costs of providing the contractual goods or services.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

When determining the total transaction price, the Company identifies both fixed and variable consideration elements within the contract.  Variable consideration includes any amount within the transaction price that is not fixed, such as: award or incentive fees; performance penalties; unfunded contract value; or other similar items.  For our contracts with award or incentive fees, the Company estimates the total amount of award or incentive fee expected to be recognized into revenue.  Throughout the performance period, we recognize as revenue a constrained amount of variable consideration only to the extent that it is probable that a significant reversal of the cumulative amount recognized to date will not be required in a subsequent period.  Our estimate of variable consideration is periodically adjusted based on significant changes in relevant facts and circumstances.  In the period in which we can calculate the final amount of award or incentive fee earned - based on the receipt of the customer’s final performance score or determining that more objective, contractually-defined criteria have been fully satisfied - the Company will adjust our cumulative revenue recognized to date on the contract.  This adjustment to revenue will be disclosed as the amount of revenue recognized in the current period for a previously satisfied performance obligation.

We generally recognize revenue over time throughout the performance period as the customer simultaneously receives and consumes the benefits provided on our services-type revenue arrangements.  This continuous transfer of control for our U.S. government contracts is supported by the unilateral right of our customer to terminate the contract for a variety of reasons without having to provide justification for its decision.  For our services-type revenue arrangements in which there are a repetitive amount of services that are substantially the same from one month to the next, the Company applies the series guidance.  We use a variety of input and output methods that approximate the progress towards complete satisfaction of the performance obligation, including: costs incurred, labor hours expended, and time-elapsed measures for our fixed-price stand ready obligations.  For certain contracts, primarily our cost-plus and T&M services-type revenue arrangements, we apply the right-to-invoice practical expedient in which revenue is recognized in direct proportion to our present right to consideration for progress towards the complete satisfaction of the performance obligation.

When a performance obligation has a significant degree of interrelation or interdependence between one month’s deliverables and the next, when there is an award or incentive fee, or when there is a significant degree of customization or modification, the Company generally records revenue using a percentage of completion methodology.  For these revenue arrangements, substantially all revenue is recognized over time using a cost-to-cost input method based on the ratio of costs incurred to date to total estimated costs at completion. When estimates of total costs to be incurred on a contract exceed total revenue, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Contract modifications are reviewed to determine whether they should be accounted for as part of the original performance obligation or as a separate contract.  When a contract modification changes the scope or price and the additional performance obligations are at their standalone selling price, the original contract is terminated and the Company accounts for the change prospectively when the new goods or services to be transferred are distinct from those already provided.  When the contract modification includes goods or services that are not distinct from those already provided, the Company records a cumulative adjustment to revenue based on a remeasurement of progress towards the complete satisfaction of the not yet fully delivered performance obligation.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Contract Assets

Contract assets include unbilled receivables in which our right to consideration is conditional on factors other than the passage of time.  Contract assets exclude billed and billable receivables.

In addition, the costs to fulfill a contract are considered for capitalization based on contract specific facts and circumstances. The incremental costs to fulfill a contract (e.g. ramp up costs at the beginning of the period of performance) may be capitalized when expenses are incurred prior to satisfying a performance obligation.

The incremental costs of obtaining a contract (e.g. sales commissions) are capitalized as an asset when the Company expects to recover them either directly or indirectly through the revenue arrangement’s profit margins.  These capitalized costs are subsequently expensed over the revenue arrangement’s period of performance.  The Company has elected to apply the practical expedient to immediately expense the costs to obtain a contract when the performance obligation will be completed within twelve months of contract inception.

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

Domestic Acquisition

On August 15, 2018, CACI acquired certain assets of the systems engineering and acquisition support services business unit (SE&A BU) of CSRA LLC, a managed affiliate of General Dynamics Information Technology, Inc.   The initial purchase consideration paid at closing to acquire the SE&A BU was $84.0 million plus $6.0 million representing a preliminary net working capital adjustment.  Subsequent to closing, CACI estimated that an additional payment may be due to the sellers for the final net working capital adjustment.  The Company recognized fair values of the assets acquired and liabilities assumed and allocated $42.6 million to goodwill and $8.9 million to intangible assets. The intangible assets consist of customer relationships. The final purchase price allocation, which is provisional and is expected to be completed by Q1 FY2020, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,	June 30,
	2018 (1)	2018
Intangible assets:
Customer contracts and related customer relationships	$444,221	$435,933
Acquired technologies	13,165	13,237
Other	800	804
Intangible assets	458,186	449,974
Less accumulated amortization:
Customer contracts and related customer relationships	(217,673)	(199,018)
Acquired technologies	(9,484)	(8,761)
Other	(473)	(440)
Less accumulated amortization	(227,630)	(208,219)
Total intangible assets, net	$230,556	$241,755

__________________

(1)	During the six months ended December 31, 2018, the Company removed $0.2 million in fully amortized intangible assets.

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to twenty years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of December 31, 2018 is 15.0 years, and the weighted-average remaining period of amortization is 11.5 years.  The weighted-average period of amortization for acquired technologies as of December 31, 2018 is 7.0 years, and the weighted-average remaining period of amortization is 5.4 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2019, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2019 (six months)	$17,165
2020	32,440
2021	28,767
2022	25,000
2023	22,336
Thereafter	104,848
Total intangible assets, net	$230,556

6.	Goodwill

The changes in the carrying amount of goodwill for the year ended June 30, 2018 and the six months ended December 31, 2018 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2017	$2,479,496	$97,939	$2,577,435
Goodwill acquired (1)	35,024	6,867	41,891
Foreign currency translation	—	1,509	1,509
Balance at June 30, 2018	2,514,520	106,315	2,620,835
Goodwill acquired (1)	42,704	(99)	42,605
Foreign currency translation	—	(3,691)	(3,691)
Balance at December 31, 2018	$2,557,224	$102,525	$2,659,749

(1)	Includes goodwill initially allocated to new business combinations as well as measurement period adjustments.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.	Revenue Recognition

We disaggregate our revenue arrangements by contract type, customer, and whether the Company performs on the contract as the prime or subcontractor.  We believe that these categories allow for a better understanding of the nature, amount, timing, and uncertainty of revenue and cash flows arising from our contracts.

Revenue by Contract Type

The Company generated revenue on our cost-plus-fee, firm fixed-price (including proprietary software product sales), and time-and-materials contracts as follows during the three and six months ended December 31, 2018 (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2018			December 31, 2018
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$657,050	$—	$657,050	$1,298,577	$—	$1,298,577
Firm fixed-price	313,018	24,356	337,374	634,089	47,289	681,378
Time and materials	172,484	14,733	187,217	336,409	31,141	367,550
Total	$1,142,552	$39,089	$1,181,641	$2,269,075	$78,430	$2,347,505

Customer Information

The Company generated revenue from our primary customer groups as follows during the three and six months ended December 31, 2018 (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2018			December 31, 2018
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$834,797	$—	$834,797	$1,653,063	$—	$1,653,063
Federal civilian agencies	287,915	—	287,915	580,117	—	580,117
Commercial and other	19,840	39,089	58,929	35,895	78,430	114,325
Total	$1,142,552	$39,089	$1,181,641	$2,269,075	$78,430	$2,347,505

Prime or Subcontractor

The Company generated revenue as either the prime or subcontractor as follows during the three and six months ended December 31, 2018 (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2018			December 31, 2018
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,052,867	$39,089	$1,091,956	$2,103,398	$78,430	$2,181,828
Subcontractor	89,685	—	89,685	165,677	—	165,677
Total	$1,142,552	$39,089	$1,181,641	$2,269,075	$78,430	$2,347,505

Significant Estimates

The Company uses an estimate at completion (EAC) as the basis to measure progress towards the complete satisfaction of our contractual performance obligations, for each of our contracts in which revenue is recognized using a percentage of completion calculation.  The EAC process requires the Company to use professional judgment when assessing risks, estimating contract revenue and costs, estimating variable consideration, and making assumptions for schedule and technical issues.  Based on changes in a contract’s EAC, a cumulative adjustment to revenue will be recorded.  During the three and six months ended December 31, 2018, we recognized an increase to income before income taxes of $4.2 million ($0.12 per diluted share) and $10.6 million ($0.31 per diluted share), respectively, from EAC adjustments primarily related to the final true-up of firm fixed-price contracts.  The Company used its statutory tax rate when calculating the impact to diluted earnings per share.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company records final true-up adjustments to our estimated award or incentive fees in the period in which we receive the customer’s final performance score or when we can determine that more objective, contractually-defined criteria have been fully satisfied.  These final true-up adjustments are disclosed as revenue recognized from previously satisfied performance obligations.  For the three and six months ended December 31, 2018, the revenue recognized from previously satisfied performance obligations was not material.

Remaining Performance Obligations

The Company’s remaining performance obligations balance as of period end represents the expected revenue to be recognized for the satisfaction of remaining performance obligations on our existing contracts.  This balance excludes unexercised contract option years and task orders that may be issued underneath an IDIQ vehicle.  Our remaining performance obligations balance as of December 31, 2018 was $5.3 billion.

The Company expects to recognize approximately 86 percent of our remaining performance obligations balance as revenue over the next year and the remaining 14 percent thereafter.

8.	Contract Balances

Contract assets are primarily comprised of conditional unbilled receivables in which revenue has been recognized but an invoice has not yet been issued to the customer as of the balance sheet date.  Contract assets exclude billed and billable receivables and are not stated above their net realizable value.

Contract liabilities are primarily comprised of advance payments in which consideration is received in advance of satisfying a performance obligation.

Net contract assets (liabilities) consisted of the following (in thousands):

		December 31,	July 1,
Description of Contract Related Balance	Financial Statement Classification	2018	2018 (1)
Contract assets – current:
Unbilled receivables	Accounts receivable, net	$77,464	$72,511
Costs to obtain – short-term	Prepaid expenses and other current assets	2,640	2,342
Contract assets – noncurrent:
Unbilled receivables	Accounts receivable, long-term	8,741	8,620
Costs to obtain – long-term	Other long-term assets	4,888	3,923
Contract liabilities – current:
Deferred revenue	Other accrued expenses and current liabilities	(49,844)	(43,940)
Contract liabilities – noncurrent:
Deferred revenue	Other long-term liabilities	(5,294)	(4,740)
Net contract assets (liabilities)		$38,595	$38,716

(1)	Includes the cumulative effect to the Company’s opening balance sheet from the adoption of ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective method.

During the three and six months ended December 31, 2018, we recognized $5.5 million and $22.6 million of revenue, respectively, that was included in a previously recorded contract liability as of the beginning of the period.

9.	Sales of Receivables

On December 28, 2018, the Company entered into a Master Accounts Receivable Purchase Agreement (MARPA Facility) with MUFG Bank, Ltd., for the sale of certain designated eligible U.S. government receivables.  The MARPA Facility has an initial term of one year.  Under the MARPA Facility, the Company can sell eligible receivables, including certain billed and unbilled receivables up to a maximum amount of $200.0 million.  The Company’s receivables are sold to the MARPA Facility without recourse for any U.S. government credit risk.

There were no sales under the MARPA Facility as of December 31, 2018.  The first sales under the MARPA Facility occurred during the third quarter of FY2019.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company accounts for receivable transfers under the MARPA Facility as sales under ASC 860, Transfers and Servicing, and derecognizes the sold receivables from its balance sheets.  The fair value of the sold receivables approximates their book value due to their short-term nature.  As such, there are no gains or losses related to sales of these receivables.

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services.

10.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,	June 30,
	2018	2018
Bank credit facility – term loans	$914,934	$938,394
Bank credit facility – revolver loans	150,000	135,000
Principal amount of long-term debt	1,064,934	1,073,394
Less unamortized discounts and debt issuance costs	(9,898)	(11,054)
Total long-term debt	1,055,036	1,062,340
Less current portion	(46,920)	(46,920)
Long-term debt, net of current portion	$1,008,116	$1,015,420

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,100.0 million. As of December 31, 2018, the Company had $150.0 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million through June 30, 2021 and $23.5 million thereafter until the balance is due in full on June 30, 2023. As of December 31, 2018, the Company had $914.9 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of December 31, 2018, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 3.27 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of December 31, 2018, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.

On January 17, 2019, CACI exercised the accordion feature under its Credit Facility, increasing the capacity of the Revolving Facility by $400.0 million.  As a result, the Revolving Facility capacity has increased from $1.1 billion to $1.5 billion.

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and six months ended December 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Gain (loss) recognized in other comprehensive income	$(2,598)	$1,867	$(1,573)	$1,521
Amounts reclassified to earnings from accumulated other comprehensive loss	(1,180)	746	(1,988)	1,600
Net current period other comprehensive income	$(3,778)	$2,613	$(3,561)	$3,121

The aggregate maturities of long-term debt at December 31, 2018 are as follows (in thousands):

Twelve months ending December 31,
2019	$46,920
2020	46,920
2021	70,380
2022	93,839
2023	806,875
Principal amount of long-term debt	1,064,934
Less unamortized discounts and debt issuance costs	(9,898)
Total long-term debt	$1,055,036

11.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Government Contracting

Payments to the Company on cost-plus-fee and T&M contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services.  The DCAA is nearing completion of audits of the Company’s annual incurred cost submissions through fiscal year 2016 and is auditing the Company’s incurred cost submissions for its fiscal year 2017.  We are still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believe our reserves for such are adequate. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Stock-based compensation related to RSUs included in indirect costs and selling expense	$6,349	$6,038	$12,047	$12,389
Income tax benefit recognized for stock-based compensation expense	$1,657	$1,985	$2,373	$4,074

Under the terms of the 2016 Amended and Restated Incentive Compensation Plan (the 2016 Plan), the Company may issue, among others, non-qualified stock options, restricted stock, restricted stock units (RSUs), stock settled appreciation rights (SSARs), and performance awards, collectively referred to herein as equity instruments. The 2016 Plan was approved by the Company’s stockholders in November 2016 and amended and restated the 2006 Stock Incentive Plan (the 2006 Plan) which was due to expire at the end of the ten-year period. Previous grants that were made under the 2006 Plan, and equity instruments granted prior to approval of the 2016 Plan continue to be governed by the terms of the 2006 Plan. During the periods presented all equity instrument grants were made in the form of RSUs.  Other than performance-based RSUs (PRSUs) which contain a market-based element, the fair value of RSU grants was determined based on the closing price of a share of the Company’s common stock on the date of grant. The fair value of RSUs with market-based vesting features was also measured on the grant date, but was done so using a binomial lattice model.

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

The Company granted performance-based stock awards to key employees in October of 2018 and September of 2017 and 2016. The final number of PRSUs that are earned by participants and vest is based on the achievement of a specified EPS for the fiscal year and on the average share price for the 90-day period ended for the following three years. If the 90-day average share price of the Company’s stock in years one, two and three exceeds the 90-day average share price at the grant date by 100 percent or more the number of shares ultimately awarded could range up to 200 percent of the specified target award. In addition to the performance and market conditions, there is a service vesting condition that stipulates 50 percent of the award will vest approximately three years from the grant date and 50 percent will vest approximately four years from the grant date, depending on the award date.

The annual performance-based awards granted for each of the fiscal years presented were as follows:

	Performance-based stock awards granted	Number of additional shares earned under performance-based stock awards
Fiscal year 2019	101,976	—
Fiscal year 2018	185,056	20,116
Fiscal year 2017	193,420	73,065

As of December 31, 2018, the total number of shares authorized by shareholders for grants under the 2016 Plan and its predecessor plan is 1,200,000 plus any forfeitures from the 2006 Plan. The aggregate number of grants that may be made may exceed this approved amount as forfeited RSUs become available for future grants. As of December 31, 2018, cumulative grants of 560,169 equity instruments underlying the shares authorized have been awarded, and 130,004 of these instruments have been forfeited.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Activity related to RSUs during the six months ended December 31, 2018 is as follows:

RSUs
Unvested at June 30, 2018	663,987
Granted	241,542
Vested	(251,857)
Forfeited	(24,637)
Unvested at December 31, 2018	629,035
Weighted-average grant date fair value for RSUs	$205.74

As of December 31, 2018, there was $50.6 million of total unrecognized compensation costs related to RSUs scheduled to be recognized over a weighted-average period of 2.9 years.

13.	Earnings Per Share

ASC 260, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive. Using the treasury stock method, diluted earnings per share include the incremental effect of RSUs that are no longer subject to a market or performance condition.  The chart below shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net income	$68,596	$142,795	$147,429	$184,841
Weighted-average number of basic shares outstanding during the period	24,856	24,622	24,796	24,555
Dilutive effect of RSUs after application of treasury stock method	482	589	585	673
Weighted-average number of diluted shares outstanding during the period	25,338	25,211	25,381	25,228
Basic earnings per share	$2.76	$5.80	$5.95	$7.53
Diluted earnings per share	$2.71	$5.66	$5.81	$7.33

14.	Income Taxes

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

The Company’s total liability for unrecognized tax benefits as of December 31, 2018 and June 30, 2018 was $4.4 million and $4.1 million, respectively. The $4.4 million unrecognized tax benefit at December 31, 2018, if recognized, would impact the Company’s effective tax rate.

For the three months ended December 31, 2018, the effective income tax rate was 26.1 percent compared with (84.7) percent for the same period last year.  For the three months ended December 31, 2017, the (84.7) percent effective tax rate included the favorable remeasurement of the Company’s deferred tax liability pursuant to the Tax Cuts and Jobs Act of 2017 (TCJA).  For both comparative reporting periods, the Company’s effective tax rate was impacted by excess tax benefits under ASU 2016-09, Stock Compensation, and the change in value of assets invested in COLI policies. If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our FY2019 effective tax rate will fluctuate in future quarters for the year ending June 30, 2019.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

For the six months ended December 31, 2018, the effective income tax rate was 19.7 percent compared with (38.6) percent for the same period last year. For the six months ended December 31, 2017, the (38.6) percent effective tax rate included the favorable remeasurement of the Company’s deferred tax liability pursuant to the TCJA.  For both comparative reporting periods, the Company’s effective tax rate was impacted by excess tax benefits under ASU 2016-09 and the change in value of assets invested in COLI policies. If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our FY2019 effective tax rate will fluctuate in future quarters for the year ending June 30, 2019.

Tax Cuts and Jobs Act

The TCJA was enacted on December 22, 2017.  Among other things, the TCJA reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective January 1, 2018. Prior to the expiration of the one-year measurement period of Staff Accounting Bulletin No. 118 on December 22, 2018, the Company finalized its tax reform positions related to: (1) transition tax liability; (2) remeasurement of deferred taxes; and (3) the limitation on the deductibility of certain executive compensation. In prior periods, the Company was able to make reasonable estimates and record provisional amounts for each of these elements.

During the six months ended December 31, 2018, the Company recognized a $2.2 million tax benefit related to the reduction of our provisional calculation of the one-time transition tax liability and a $0.5 million tax benefit related to its final analysis of its deferred tax remeasurement.  No other adjustments were made to FY2018 provisional amounts during the six months ended December 31, 2018.

15.	Business Segment Information

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

	Domestic Operations	International Operations	Total
Three Months Ended December 31, 2018
Revenue from external customers	$1,142,552	$39,089	$1,181,641
Net income	64,557	4,039	68,596
Three Months Ended December 31, 2017
Revenue from external customers	$1,046,823	$41,037	$1,087,860
Net income	138,930	3,865	142,795
Six Months Ended December 31, 2018
Revenue from external customers	$2,269,075	$78,430	$2,347,505
Net income	140,006	7,423	147,429
Six Months Ended December 31, 2017
Revenue from external customers	$2,097,706	$75,968	$2,173,674
Net income	177,763	7,078	184,841

16.	Fair Value of Financial Instruments

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

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and June 30, 2018, and the level they fall within the fair value hierarchy (in thousands):

			December 31,	June 30,
	Financial Statement	Fair Value	2018	2018
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$—	$693
Contingent consideration	Other long-term liabilities	Level 3	$10,200	$11,000
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$5	$672
Interest rate swap agreements	Other long-term assets	Level 2	$9,240	$13,405

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Various acquisitions completed during prior fiscal years contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two and three year periods subsequent to each acquisition.  The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the six months ended December 31, 2018 this remeasurement resulted in a $0.8 million change to the liability recorded.

17.	Subsequent Events

On January 25, 2019, CACI entered into an agreement to acquire LGS Innovations (LGS) for a purchase price of $750.0 million in cash, subject to adjustments for working capital and certain other items.  LGS is a leading provider of signals intelligence (SIGINT) and cyber products and solutions to the Intelligence Community and Department of Defense.  The Company anticipates that it will complete the acquisition during the third quarter of FY2019.

On January 29, 2019, CACI completed the acquisition of Mastodon Design LLC (Mastodon) for a purchase price of $225.0 million in cash, subject to adjustments for working capital and certain other items.  Mastodon specializes in the rapid design of rugged tactical communications SIGINT and electronic warfare (EW) equipment.

These acquisitions will allow CACI to leverage their integrated technology and capabilities to create scalable SIGINT, EW, and cyber products and solutions providing advanced operational capabilities to our warfighters to address emerging near-peer threats.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such statements are subject to factors that could cause actual results to differ materially from anticipated results.  The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: legal, regulatory, and political change successive presidential administrations that could result in economic uncertainty; changes in U.S. federal agencies, current agreements with other nations, foreign events, or any other events which may affect the global economy; regional and national economic conditions in the United States and globally; terrorist activities or war; changes in interest rates; currency fluctuations; significant fluctuations in the equity markets; changes in our effective tax rate; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns, implementation of spending cuts (sequestration) under the Budget Control Act of 2011 (BCA), or any legislation that amends or changes discretionary spending levels under that act; changes in budgetary priorities or in the event of a priority need for funds, such as homeland security; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government audits and reviews conducted by the Defense Contract Audit Agency, the Defense Contract Management Agency, or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, and (iii) competition for task orders under Government Wide Acquisition Contracts and/or schedule contracts with the General Services Administration; the potential impact of the announcement or consummation of a proposed transaction and our ability to successfully integrate the operations of our recent and any future acquisitions; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our SEC filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

During the six months ended December 31, 2018, $2.2 billion or 95.1 percent of our revenue was derived from contracts with U.S. government agencies compared with $2.1 billion or 95.0 percent for the same period in 2017.  Our contract revenues were generated from both prime and subcontractor relationships.  We also provide services to commercial customers, and through our international operations, to non-U.S. government agencies.  We provide our services and solutions to our customers in the following market areas:

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

On September 21, 2018, the president signed into law a $148 billion “minibus” of three FY2019 appropriations bills, which included military construction and Veterans Affairs.  On September 28, 2018, the president signed into law an $855 billion “minibus” of two more FY2019 appropriations bills, Defense and Labor-HHS-Education, along with a continuing resolution (CR) for the remaining appropriations bills that kept the entire government operating through December 7, 2018.  From December 8 to December 21, 2018, the nine Cabinet departments and dozens of smaller agencies whose appropriations bills were not passed operated under a CR.  From December 22, 2018 to January 25, 2019, these departments and agencies were shutdown.  On January 25, 2019, the president signed into law a short-term measure that funds the government through February 15, 2019.  Government shutdowns necessitate furloughs of several hundred thousand federal employees, require cessation or reduction of many government activities, and affect numerous sectors of the economy.  While the government shutdown that ended in January 2019 did not have a material impact on the Company’s results of operations for the three and six months ended December 31, 2018, we will continue to monitor the appropriations legislation and actions Congress will take in passing the full government budget as our contracts and task orders may be affected to a greater degree through the end of our FY2019.

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

Results of Operations for the Three Months Ended December 31, 2018 and 2017

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended December 31, 2018 and 2017, respectively:

	Three Months Ended December 31,				Change
(dollars in thousands)	2018		2017		$	%
Department of Defense	$834,797	70.6%	$733,838	67.5%	$100,959	13.8%
Federal civilian agencies	287,915	24.4	296,265	27.2	(8,350)	(2.8)
Commercial and other	58,929	5.0	57,757	5.3	1,172	2.0
Total	$1,181,641	100.0%	$1,087,860	100.0%	$93,781	8.6%

For the three months ended December 31, 2018, total revenue increased by 8.6 percent, or $93.8 million, compared with the same period a year ago.  This increase was attributable to both acquired revenues and organic growth.  Acquired revenues accounted for $68.1 million of the increase while organic growth accounted for $25.7 million.

DoD revenue increased 13.8 percent, or $101.0 million, for the three months ended December 31, 2018, compared with the same period a year ago.  Acquired revenues accounted for $66.7 million of this increase while organic growth accounted for $34.3 million and was primarily attributable to new intelligence services and network support business.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies decreased 2.8 percent, or $8.4 million, for the three months ended December 31, 2018, compared with the same period a year ago.  This decrease was primarily attributable to reduced intelligence and litigation support services partially offset by growth in enterprise information technology support services.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 2.0 percent, or $1.2 million for the three months ended December 31, 2018, compared with the same period a year ago.  This increase was primarily attributable to acquired businesses within both our international and domestic operations.  Of the total commercial and other revenue, international operations accounted for 66.3 percent, or $39.1 million for the three months ended December 31, 2018, compared with 71.1 percent or $41.0 million for the same period a year ago.  Domestic operations accounted for 33.7 percent or $19.8 million, compared with 28.9 percent or $16.7 million for the same period a year ago.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the three months ended December 31, 2018 and 2017, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	December 31,		December 31,		Change
(dollars in thousands)	2018	2017	2018	2017	$	%
Revenue	$1,181,641	$1,087,860	100.0%	100.0%	$93,781	8.6%
Costs of revenue
Direct costs	790,849	727,160	66.9	66.8	63,689	8.8
Indirect costs and selling expenses	269,677	254,180	22.8	23.4	15,497	6.1
Depreciation and amortization	18,852	18,258	1.6	1.7	594	3.3
Total costs of revenue	1,079,378	999,598	91.3	91.9	79,780	8.0
Income from operations	102,263	88,262	8.7	8.1	14,001	15.9
Interest expense and other, net	9,421	10,956	0.8	1.0	(1,535)	(14.0)
Income before income taxes	92,842	77,306	7.9	7.1	15,536	20.1
Income tax expense	24,246	(65,489)	2.1	(6.0)	89,735	(137.0)
Net income	$68,596	$142,795	5.8%	13.1%	$(74,199)	(52.0)%

For the three months ended December 31, 2018, income from operations was $102.3 million. This represents an increase of $14.0 million, or 15.9 percent, compared with the same period a year ago. Our operating margin of 8.7 percent for the period ended December 31, 2018 increased from 8.1 percent during the period ended December 31, 2017. This increase is primarily attributable to increased gross margins on our revenue arrangements from program performance and acquisitions.

For the three months ended December 31, 2018, direct costs increased 8.8 percent or $63.7 million, compared with the same period a year ago.  The increase in direct costs is related to organic growth of programs and acquisitions.  As a percentage of revenue, direct costs were 66.9 percent and 66.8 percent for the three months ended December 31, 2018 and 2017, respectively. Direct costs include direct labor and other direct costs (ODCs), which include, among other costs, subcontracted labor and material purchases.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), facilities, marketing and bid and proposal (B&P) costs, indirect labor, and other discretionary expenses.  Indirect costs and selling expenses increased $15.5 million or 6.1 percent for the three months ended December 31, 2018, compared with the same period a year ago.  As a percentage of revenue, indirect costs and selling expenses were 22.8 percent and 23.4 percent for the three months ended December 31, 2018 and 2017, respectively.  This percentage decrease is driven primarily by indirect cost controls.

Depreciation and amortization expense increased $0.6 million or 3.3 percent for the three months ended December 31, 2018, compared with the same period a year ago.  The increase is primarily attributable to intangible amortization from recent acquisitions and increased depreciation of the Company’s property and equipment.

For the three months ended December 31, 2018, interest expense and other, net decreased $1.5 million or 14.0 percent, compared with the same period a year ago.  The decrease is primarily attributable to lower outstanding debt balances.

For the three months ended December 31, 2018, the effective income tax rate was 26.1 percent compared with (84.7) percent for the same period last year.  For the three months ended December 31, 2017, the (84.7) percent effective tax rate included the favorable remeasurement of the Company’s deferred tax liability pursuant to the TCJA.   For both comparative reporting periods, the Company’s effective tax rate was impacted by excess tax benefits under ASU 2016-09, Stock Compensation, and the change in value of assets invested in COLI policies.  If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our FY2019 effective tax rate will fluctuate in future quarters for the year ending June 30, 2019.

Results of Operations for the Six Months Ended December 31, 2018 and 2017

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the six months ended December 31, 2018 and 2017, respectively:

	Six Months Ended December 31,				Change
(dollars in thousands)	2018		2017		$	%
Department of Defense	$1,653,063	70.4%	$1,461,717	67.3%	$191,346	13.1%
Federal civilian agencies	580,117	24.7	602,836	27.7	(22,719)	(3.8)
Commercial and other	114,325	4.9	109,121	5.0	5,204	4.8
Total	$2,347,505	100.0%	$2,173,674	100.0%	$173,831	8.0%

For the six months ended December 31, 2018, total revenue increased by 8.0 percent, or $173.8 million, compared with the same period a year ago.  This increase was attributable to both acquired revenues and organic growth.  Acquired revenues accounted for $112.1 million of the increase while organic growth accounted for $61.7 million.

DoD revenue increased 13.1 percent, or $191.3 million, for the six months ended December 31, 2018, compared with the same period a year ago.  Acquired revenues accounted for $105.0 million of this increase while organic growth accounted for $86.3 million and was primarily attributable to new intelligence services and network support business.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies decreased 3.8 percent, or $22.7 million, for the six months ended December 31, 2018, compared with the same period a year ago.  This decrease was primarily attributable to reduced intelligence and litigation support services partially offset by growth in enterprise information technology support services.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 4.8 percent, or $5.2 million for the six months ended December 31, 2018, compared with the same period a year ago.  This increase was primarily attributable to acquired businesses within both our international and domestic operations.  Of the total commercial and other revenue, international operations accounted for 68.6 percent, or $78.4 million for the six months ended December 31, 2018, compared with 69.6 percent or $76.0 million for the same period a year ago.  Domestic operations accounted for 31.4 percent or $35.6 million, compared with 30.4 percent or $33.2 million for the same period a year ago.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the six months ended December 31, 2018 and 2017, respectively.

	Dollar Amount		Percentage of Revenue
	Six Months Ended		Six Months Ended
	December 31,		December 31,		Change
(dollars in thousands)	2018	2017	2018	2017	$	%
Revenue	$2,347,505	$2,173,674	100.0%	100.0%	$173,831	8.0%
Costs of revenue
Direct costs	1,573,609	1,466,838	67.0	67.5	106,771	7.3
Indirect costs and selling expenses	534,434	515,424	22.8	23.7	19,010	3.7
Depreciation and amortization	37,599	35,846	1.6	1.6	1,753	4.9
Total costs of revenue	2,145,642	2,018,108	91.4	92.8	127,534	6.3
Income from operations	201,863	155,566	8.6	7.2	46,297	29.8
Interest expense and other, net	18,307	22,203	0.8	1.0	(3,896)	(17.5)
Income before income taxes	183,556	133,363	7.8	6.2	50,193	37.6
Income tax expense	36,127	(51,478)	1.5	(2.3)	87,605	(170.2)
Net income	$147,429	$184,841	6.3%	8.5%	$(37,412)	(20.2)%

For the six months ended December 31, 2018, income from operations was $201.9 million.  This represents an increase of $46.3 million, or 29.8 percent, compared with the same period a year ago.  Our operating margin of 8.6 percent for the period ended December 31, 2018 increased from 7.2 percent during the period ended December 31, 2017.  This increase is primarily attributable to increased gross margins on our revenue arrangements from program performance and acquisitions.

For the six months ended December 31, 2018, direct costs increased 7.3 percent or $106.8 million, compared with the same period a year ago.  The increase in direct costs is related to organic growth of programs and acquisitions.  As a percentage of revenue, direct costs were 67.0 percent and 67.5 percent for the six months ended December 31, 2018 and 2017, respectively.  Direct costs include direct labor and ODCs, which include, among other costs, subcontracted labor and material purchases.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), facilities, marketing and B&P costs, indirect labor, and other discretionary expenses.  Indirect costs and selling expenses increased $19.0 million or 3.7 percent for the six months ended December 31, 2018, compared with the same period a year ago.  As a percentage of revenue, indirect costs and selling expenses were 22.8 percent and 23.7 percent for the six months ended December 31, 2018 and 2017, respectively. This percentage decrease is driven primarily by indirect cost controls.

Depreciation and amortization expense increased $1.8 million or 4.9 percent for the six months ended December 31, 2018, compared with the same period a year ago.  The increase is primarily attributable to intangible amortization from recent acquisitions and increased depreciation of the Company’s property and equipment.

For the six months ended December 31, 2018, interest expense and other, net decreased $3.9 million or 17.5 percent, compared with the same period a year ago.  The decrease is primarily attributable to lower outstanding debt balances.

For the six months ended December 31, 2018, the effective income tax rate was 19.7 percent compared with (38.6) percent for the same period last year. For the six months ended December 31, 2017, the (38.6) percent effective tax rate included the favorable remeasurement of the Company’s deferred tax liability pursuant to the TCJA.   For both comparative reporting periods, the Company’s effective tax rate was impacted by excess tax benefits under ASU 2016-09 and the change in value of assets invested in COLI policies. If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our FY2019 effective tax rate will fluctuate in future quarters for the year ending June 30, 2019.

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

As of December 31, 2018, the Company had total backlog of $12.6 billion, of which $2.5 billion was funded.  The total backlog consists of remaining performance obligations (see Note 7 – Revenue Recognition) plus unexercised options.

There is no assurance that all funded or potential contract value will result in revenue being recognized.  The Company continues to monitor our backlog as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, or early terminations.  Based on this analysis, an adjustment to the period end balance may be required.

Liquidity and Capital Resources

The Company has a $2,038.4 million Credit Facility, which consists of an $1,100.0 million Revolving Facility and a $938.4 million Term Loan.  The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of December 31, 2018, we had $150.0 million outstanding under the Revolving Facility and no borrowings on the swing line.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million through June 30, 2021 and $23.5 million thereafter until the balance is due in full on June 30, 2023.  As of December 31, 2018, $914.9 million was outstanding under the Term Loan.

At any time and so long as no default has occurred, we have the right to increase the Term Loan or Revolving Facility in an aggregate principal amount of up to the greater of $400.0 million or an amount subject to 2.75 times secured leverage, calculated assuming the Revolving Facility is fully drawn, with applicable lender approvals.

On January 17, 2019, CACI exercised the accordion feature under its Credit Facility, increasing the capacity of the Revolving Facility by $400.0 million.  As a result, the Revolving Facility capacity has increased from $1.1 billion to $1.5 billion.

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

Cash and cash equivalents were $70.7 million and $66.2 million as of December 31, 2018 and June 30, 2018, respectively. Our operating cash flow was $139.5 million for the six months ended December 31, 2018.  This represents a decrease of $12.6 million or 8.3 percent, from our operating cash flows of $152.1 million for the six months ended December 31, 2017. The year-over-year decrease is primarily due to the timing of vendor payables and receivable collections. Days sales outstanding (DSO) was 73 days at December 31, 2018, compared with 61 days at December 31, 2017 due to normal fluctuations as well as lower collections due to closures of some government payment offices in the last days of the quarter.  The calculation of DSO as of December 31, 2018 excludes amounts related to our Q1 FY2019 business acquisition of the SE&A BU.

Cash used in investing activities was $107.1 million and $64.1 million during the six months ended December 31, 2018 and 2017, respectively.  During the six months ended December 31, 2018, we paid $91.2 million for business acquisitions, as compared to $45.6 million during the same period a year ago.  Purchases of office and computer related equipment of $17.8 million and $22.0 million in the six months of FY2019 and FY2018, respectively, accounting for a majority of the remaining funds used in investing activities.

Cash flows used in financing activities were $27.0 during the six months ended December 31, 2018, while cash flows used in financing activities were $98.3 million during the six months ended December 31, 2017.  During the six months period ended December 31, 2018, we had net repayments under our credit facility of $8.5 million as compared to $82.0 million the period ended December 31, 2017. During the six months ended December 31, 2018 and 2017, we paid contingent consideration related to various prior acquisitions of $0.6 million and $3.6 million, respectively.  During the six months ended December 31, 2018 and December 31, 2017 we also used cash within financing activities of $18.0 million and $12.7 million to pay taxes on equity transactions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $700.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the six months ended December 31, 2018 would have fluctuated by approximately $2.0 million.

Approximately 3.3 percent and 3.5 percent of our total revenue in six months ended December 31, 2018 and 2017, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2018, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $30.9 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at December 31, 2018.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2018.

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

On April 13, 2018, the Plaintiffs filed a motion to reinstate Plaintiff Rashid, which CACI opposed.  On April 20, 2018, the Court granted that motion subject to Plaintiff Rashid appearing for a deposition.  On May 21, 2018, CACI filed a motion to dismiss for lack of subject matter jurisdiction based on a recent Supreme Court decision.  On June 25, 2018, the Court denied that motion.  On October 25, 2018, the Court conducted a pre-trial conference at which the Court addressed remaining discovery matters, the scheduling for dispositive motions that CACI intends to file, and set a date of April 23, 2019 for trial, if needed, to start.  On December 20, 2018, CACI filed a motion for summary judgment and a motion to dismiss based on the state secrets privilege.  On January 3, 2019, CACI filed a motion to dismiss for lack of subject matter jurisdiction.  Those motions are scheduled for a hearing on February 15, 2019.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2018	7,435	$183.33	1,164,695	85,305
November 2018	—	—	—	—
December 2018	—	—	—	—
Total	7,435	$183.33	1,164,695	85,305

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	Master Accounts Receivable Purchase Agreement, dated December 28, 2018, among CACI International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto		8-K	January 4, 2019	10.1

10.2	Performance Undertaking, dated December 28, 2018, made by CACI International Inc in favor of MUFG Bank, Ltd., as Administrative Agent, for the benefit of the purchasers		8-K	January 4, 2019	10.2

31.1	Section 302 Certification Kenneth Asbury	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Kenneth Asbury	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101

The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. *

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: February 1, 2019	By:	/s/ Kenneth Asbury
Kenneth Asbury
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 1, 2019	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: February 1, 2019	By:	/s/ Christopher A. Voci
Christopher A. Voci
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)