Form 10-Q
period 2019-03-31
CACI INTERNATIONAL INC /DE/
filed 2019-05-02
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CACI	New York Stock Exchange

As of April 22, 2019, there were 24,870,769 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenue	$1,264,958	$1,124,100	$3,612,463	$3,297,774
Costs of revenue:
Direct costs	824,024	728,444	2,397,633	2,195,282
Indirect costs and selling expenses	324,828	273,145	859,262	788,569
Depreciation and amortization	21,198	17,717	58,797	53,563
Total costs of revenue	1,170,050	1,019,306	3,315,692	3,037,414
Income from operations	94,908	104,794	296,771	260,360
Interest expense and other, net	13,466	10,566	31,773	32,769
Income before income taxes	81,442	94,228	264,998	227,591
Income tax expense (benefit)	13,297	29,729	49,424	(21,749)
Net income	$68,145	$64,499	$215,574	$249,340
Basic earnings per share	$2.74	$2.62	$8.69	$10.14
Diluted earnings per share	$2.69	$2.56	$8.50	$9.88
Weighted-average basic shares outstanding	24,866	24,656	24,819	24,588
Weighted-average diluted shares outstanding	25,348	25,234	25,369	25,229

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net income	$68,145	$64,499	$215,574	$249,340
Other comprehensive income (loss):
Foreign currency translation adjustment	3,059	5,779	(2,372)	11,333
Change in fair value of interest rate swap agreements, net of tax	(2,075)	3,344	(5,636)	6,465
Other comprehensive income (loss), net of tax	984	9,123	(8,008)	17,798
Comprehensive income	$69,129	$73,622	$207,566	$267,138

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	March 31,	June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$93,806	$66,194
Accounts receivable, net	889,662	806,871
Prepaid expenses and other current assets	99,586	58,126
Total current assets	1,083,054	931,191
Goodwill	3,322,982	2,620,835
Intangible assets, net	450,838	241,755
Property and equipment, net	136,212	101,140
Supplemental retirement savings plan assets	91,585	91,490
Accounts receivable, long-term	11,836	8,620
Other long-term assets	36,512	39,175
Total assets	$5,133,019	$4,034,206
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,920	$46,920
Accounts payable	136,933	82,017
Accrued compensation and benefits	263,586	259,442
Other accrued expenses and current liabilities	255,035	150,602
Total current liabilities	702,474	538,981
Long-term debt, net of current portion	1,710,640	1,015,420
Supplemental retirement savings plan obligations, net of current portion	91,992	86,851
Deferred income taxes	204,331	200,880
Other long-term liabilities	92,099	85,187
Total liabilities	2,801,536	1,927,319
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,304 shares issued and 24,871 outstanding at March 31, 2019 and 42,139 shares issued and 24,704 outstanding at June 30, 2018	4,230	4,214
Additional paid-in capital	570,207	570,964
Retained earnings	2,360,134	2,126,790
Accumulated other comprehensive loss	(27,038)	(19,030)
Treasury stock, at cost (17,434 and 17,434 shares, respectively)	(576,185)	(576,186)
Total CACI shareholders’ equity	2,331,348	2,106,752
Noncontrolling interest	135	135
Total shareholders’ equity	2,331,483	2,106,887
Total liabilities and shareholders’ equity	$5,133,019	$4,034,206

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$215,574	$249,340
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	58,797	53,563
Amortization of deferred financing costs	1,796	3,311
Stock-based compensation expense	18,351	18,183
Deferred income taxes	(1,193)	(69,405)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	85,995	(53,410)
Prepaid expenses and other assets	(13,284)	(15,583)
Accounts payable and other accrued expenses	101,473	68,505
Accrued compensation and benefits	(18,536)	(12,047)
Income taxes payable and receivable	(1,945)	(572)
Long-term liabilities	5,813	8,945
Net cash provided by operating activities	452,841	250,830
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(29,545)	(31,810)
Cash paid for business acquisitions, net of cash acquired	(1,071,023)	(50,368)
Other	1,875	3,629
Net cash used in investing activities	(1,098,693)	(78,549)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	2,109,500	397,000
Principal payments made under bank credit facilities	(1,414,690)	(547,974)
Payment of financing costs under bank credit facilities	(1,386)	—
Payment of contingent consideration	(616)	(11,553)
Proceeds from employee stock purchase plans	4,265	3,673
Repurchases of common stock	(4,310)	(3,802)
Payment of taxes for equity transactions	(18,837)	(20,692)
Net cash provided by (used in) financing activities	673,926	(183,348)
Effect of exchange rate changes on cash and cash equivalents	(462)	1,498
Net increase (decrease) in cash and cash equivalents	27,612	(9,569)
Cash and cash equivalents at beginning of period	66,194	65,539
Cash and cash equivalents at end of period	$93,806	$55,970
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$55,967	$45,771
Cash paid during the period for interest	$31,083	$30,346
Non-cash financing and investing activities:
Landlord sponsored tenant improvement	$3,518	$—
Accrued capital expenditures	$3,557	$818

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares Amount		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, December 31, 2018	42,296	$4,230	$564,586	$2,291,989	$(28,022)	17,434	$(576,185)	$2,256,598	$135	2,256,733
Net income	—	—	—	68,145	—	—	—	68,145	—	68,145
Stock-based compensation expense	—	—	6,304	—	—	—	—	6,304	—	6,304
Tax withholdings on restricted share vesting	8		(567)	—	—	—	—	(567)	—	(567)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(2,075)	—	—	(2,075)	—	(2,075)
Currency translation adjustment	—	—	—	—	3,059	—	—	3,059	—	3,059
Repurchases of common stock	—	—	(116)	—	—	11	(1,438)	(1,554)	—	(1,554)
Treasury stock issued under stock purchase plans	—	—		—	—	(11)	1,438	1,438	—	1,438
BALANCE, March 31, 2019	42,304	4,230	570,207	2,360,134	(27,038)	17,434	(576,185)	2,331,348	135	2,331,483

BALANCE, December 31, 2017	42,059	4,206	568,646	2,010,460	(20,441)	17,434	(576,186)	1,986,685	135	1,986,820
Net income	—	—	—	64,499	—	—	—	64,499	—	64,499
Stock-based compensation expense	—	—	5,794	—	—	—	—	5,794	—	5,794
Tax withholdings on restricted share vesting	68	7	(8,043)	—	—	—	—	(8,036)	—	(8,036)
Change in fair value of interest rate swap agreements, net	—	—	—	—	3,344	—	—	3,344	—	3,344
Currency translation adjustment	—	—	—	—	5,779	—	—	5,779	—	5,779
Repurchases of common stock	—	—	(125)	—	—	9	(1,214)	(1,339)	—	(1,339)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(9)	1,214	1,214	—	1,214
BALANCE, March 31, 2018	42,127	$4,213	$566,272	$2,074,959	$(11,318)	17,434	$(576,186)	$2,057,940	$135	$2,058,075

BALANCE, June 30, 2018	42,139	$4,214	$570,964	$2,126,790	$(19,030)	17,434	$(576,186)	$2,106,752	$135	$2,106,887
Net income	—	—	—	215,574	—	—	—	215,574	—	215,574
Cumulative effect adjustment of ASC 606, net of taxes	—	—	—	17,770	—	—	—	17,770	—	17,770
Stock-based compensation expense	—	—	18,351	—	—	—	—	18,351	—	18,351
Tax withholdings on restricted share vesting	165	16	(18,812)	—	—	—	—	(18,796)	—	(18,796)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(5,636)	—	—	(5,636)	—	(5,636)
Currency translation adjustment	—	—	—	—	(2,372)	—	—	(2,372)	—	(2,372)
Repurchases of common stock	—	—	(301)	—	—	26	(4,009)	(4,310)	—	(4,310)
Treasury stock issued under stock purchase plans	—	—	5	—	—	(26)	4,010	4,015	—	4,015
BALANCE, March 31, 2019	42,304	4,230	570,207	2,360,134	(27,038)	17,434	(576,185)	2,331,348	135	2,331,483

BALANCE, June 30, 2017	41,896	4,190	569,080	1,825,619	(29,116)	17,435	(576,187)	1,793,586	135	1,793,721
Net income	—	—	—	249,340	—	—	—	249,340	—	249,340
Stock-based compensation expense	—	—	18,183	—	—	—	—	18,183	—	18,183
Tax withholdings on restricted share vesting	231	23	(20,695)	—	—	—	—	(20,672)	—	(20,672)
Change in fair value of interest rate swap agreements, net	—	—	—	—	6,465	—	—	6,465	—	6,465
Currency translation adjustment	—	—	—	—	11,333	—	—	11,333	—	11,333
Repurchases of common stock	—	—	(303)	—	—	27	(3,499)	(3,802)	—	(3,802)
Treasury stock issued under stock purchase plans	—	—	7	—	—	(28)	3,500	3,507	—	3,507
BALANCE, March 31, 2018	42,127	$4,213	$566,272	$2,074,959	$(11,318)	17,434	$(576,186)	$2,057,940	$135	$2,058,075

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of March 31, 2019 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 10 and 16.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2018.  The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedge Activities. This ASU simplifies the application of hedge accounting and improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities. The Company early adopted this standard effective as of July 1, 2018.  Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified on the statement of cash flows to reduce diversity in practice.  The Company adopted this standard on July 1, 2018 and applied the standard retrospectively.  As a result of adoption, the Company reclassified $3.7 million of proceeds received from the settlement of corporate owned life insurance (COLI) policies from operating activities to investing activities on the Consolidated Statement of Cash Flows for the nine months ended March 31, 2018.  During the nine months ended March 31, 2019, $1.9 million of COLI proceeds are presented as investing activities.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing guidance on accounting for leases.  The new standard requires lessees to put virtually all leases on the balance sheet by recognizing lease assets and lease liabilities. Lessor accounting is largely unchanged from that applied under previous guidance. The amended guidance is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2018, and requires a modified retrospective approach.  Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements. The Company will adopt this standard on July 1, 2019 and is currently in the process of accumulating data required to measure its existing leases, reviewing lease contracts, implementing a new lease accounting solution and evaluating accounting policy and internal control changes.  We expect that upon adoption we will recognize a material right-of-use asset and lease liability on our balance sheet. We do not expect the standard to have a material impact on our cash flows or results of operations.

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

ASC 606 changed the pattern of revenue recognition for some of our contracts with customers.  For our award and incentive fee contracts, we recognize an estimated amount of variable consideration throughout the performance period rather than defer recognition of the relevant portion of fee until customer notification of the amount earned.  Some of our fixed price services-type contracts in which revenue was previously recognized on a straight-line basis over the performance period converted to recognition of revenue using a cost-to-cost input method to measure our progress towards the complete satisfaction of the performance obligation.  The cumulative effect of these changes in the pattern of revenue recognition resulted in an increase to accounts receivable with an offset to retained earnings.

In addition, ASC 606 changed the timing of revenue recognition for license renewal performance obligations.  Under prior GAAP, license renewals were generally recognized in the period the renewal contract was executed.  However, upon adoption of ASC 606, revenue for a license renewal may not be recognized until the start of the term of the renewal.  The cumulative effect of this change resulted in an increase to contract liabilities with an offset to retained earnings.

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

The table below presents the impact of adoption of ASC 606 on our consolidated statement of operations for the three and nine months ended March 31, 2019 (in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	March 31, 2019			March 31, 2019
	As Adjusted Under ASC 605	Effect of ASC 606	As Reported Under ASC 606	As Adjusted Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Revenue	$1,263,174	$1,784	$1,264,958	$3,599,511	$12,952	$3,612,463
Costs of revenue:
Direct costs	824,024	—	824,024	2,397,633	—	2,397,633
Indirect costs and selling expenses	324,597	231	324,828	860,294	(1,032)	859,262
Depreciation and amortization	21,198	—	21,198	58,797	—	58,797
Total costs of revenue	1,169,819	231	1,170,050	3,316,724	(1,032)	3,315,692
Income from operations	93,355	1,553	94,908	282,787	13,984	296,771
Interest expense and other, net	13,466	—	13,466	31,773	—	31,773
Income before taxes	79,889	1,553	81,442	251,014	13,984	264,998
Income tax expense	12,875	422	13,297	45,820	3,604	49,424
Net income	$67,014	$1,131	$68,145	$205,194	$10,380	$215,574
Basic earnings per share	$2.70	$0.05	$2.74	$8.27	$0.42	$8.69
Diluted earnings per share	$2.64	$0.04	$2.69	$8.09	$0.41	$8.50

For the three months ended March 31, 2019, the effect of ASC 606 was primarily related to certain fixed price services-type contracts in which revenue was previously recognized on a straight-line basis that converted to a cost-to-cost input method to measure the Company’s progress towards the complete satisfaction of the performance obligation.  For the nine months ended March 31, 2019, the effect of ASC 606 was primarily related to the timing of award and incentive fee revenue recognition.

The table below presents the impact of adoption of ASC 606 on our consolidated balance sheet as of March 31, 2019 (in thousands):

	As Adjusted Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Assets:
Accounts receivable, net	$858,963	$30,699	$889,662
Prepaid expenses and other current assets	96,962	2,624	99,586
Other long-term assets	31,840	4,672	36,512
Liabilities and Shareholders' Equity:
Other accrued expenses and current liabilities	251,007	4,028	255,035
Deferred income taxes	198,513	5,818	204,331
Other long-term liabilities	92,099	—	92,099
Retained earnings	2,331,985	28,149	2,360,134

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Contract Liabilities

Contract liabilities include advance payments received from the customer in excess of revenue that may be recognized as of the balance sheet date.  The advance payment is subsequently recognized into revenue as the performance obligation is satisfied.

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

SE&A BU

On August 15, 2018, CACI acquired certain assets of the systems engineering and acquisition support services business unit (SE&A BU) of CSRA LLC, a managed affiliate of General Dynamics Information Technology, Inc.   The initial purchase consideration paid at closing to acquire the SE&A BU was $84.0 million plus $6.0 million representing a preliminary net working capital adjustment.  Subsequent to closing, CACI estimated that an additional payment may be due to the sellers for the final net working capital adjustment.  The Company recognized fair values of the assets acquired and liabilities assumed and allocated $42.8 million to goodwill and $8.9 million to intangible assets. The intangible assets consist of customer relationships. The final purchase price allocation, which is provisional and is expected to be completed by Q1 FY2020, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.

Mastodon

On January 29, 2019, CACI acquired all of the equity interests of Mastodon Design LLC (Mastodon) for a purchase consideration of $225.0 million, which includes a $220.0 million initial cash payment and $5.0 million of deferred consideration.  Mastodon specializes in the rapid design of rugged tactical communications, signals intelligence (SIGINT) and electronic warfare (EW) equipment.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company recognized fair values of the assets acquired and liabilities assumed and allocated $139.3 million to goodwill and $83.9 million to intangible assets.  The goodwill of $139.3 million is largely attributable to the assembled workforce of Mastodon and expected synergies between the Company and Mastodon.  The intangible assets consist of customer relationships of $19.8 million and technology of $64.1 million.  The estimated fair value attributed to intangible assets is being amortized on an accelerated basis over approximately 20 years for customer relationships and over a range of approximately 5 to 9 years for technology.  The fair value attributed to the intangible assets acquired was based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques.  Of the value attributed to goodwill and intangible assets, approximately $223.1 million is deductible for income tax purposes.  The final purchase price allocation, which is provisional and is expected to be completed by Q3 FY2020, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities.

LGS

On March 1, 2019, CACI acquired all of the equity interests of Legos Intermediate Holdings, LLC and MDCP Legos Blocker, Inc., the parent companies of LGS Innovations (LGS).  The purchase consideration is approximately $759.5 million, which includes $759.9 million of cash paid at close net of cash acquired and a $0.4 million estimated net purchase price reduction for returnable consideration due from the seller, deferred consideration, and estimated post-close net working capital adjustments.  LGS is a leading provider of SIGINT and cyber products and solutions to the Intelligence Community and Department of Defense.

CACI is in the process of finalizing its valuation of all the assets acquired and liabilities assumed. As the amounts recorded for certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date.  The final determination of fair values of certain assets and liabilities will be completed within the measurement period of up to one-year from the acquisition date as permitted under GAAP. The LGS acquisition could necessitate the need to use the full one-year measurement period to adequately analyze and assess several factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, receivables, inventory, deferred revenue, deferred taxes, income tax obligations, and certain reserves. Any potential adjustments made could be material in relation to the preliminary values presented in the table below. Based on the Company’s preliminary valuation, the total estimated consideration of $759.5 million has been allocated to assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$92,876
Prepaid expenses and other current assets	21,033
Property and equipment	23,282
Intangible assets	147,650
Goodwill	521,630
Accounts receivable, long-term	2,180
Other long-term assets	877
Accounts payable	(10,309)
Accrued compensation and benefits	(22,339)
Other accrued expenses and current liabilities	(9,185)
Deferred income taxes	71
Other long-term liabilities	(8,288)
Total estimated consideration	$759,478

The goodwill of $521.6 million is largely attributable to the assembled workforce of LGS and expected synergies between the Company and LGS.  The intangible assets consist of customer relationships of $86.9 million and technology of $60.8 million. The estimated fair value attributed to intangible assets is being amortized on an accelerated basis over approximately 20 years for customer relationships and over a range of approximately 5 to 15 years for technology.  The fair value attributed to the intangible assets acquired was based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques.  Of the value attributed to goodwill and intangible assets, approximately $615.8 million is deductible for income tax purposes.

From the March 1, 2019 acquisition date through March 31, 2019, LGS generated $32.8 million of revenue and $1.3 million of net income. LGS’ net income includes the impact of $1.3 million of amortization of intangibles.  LGS’ net income does not include the impact of acquisition-related expenses incurred by CACI.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CACI incurred $11.3 million of acquisition-related expenses during the nine months ended March 31, 2019, which are included in indirect costs and selling expenses.  Additionally, CACI incurred $2.7 million of integration and restructuring costs from the acquisition date through March 31, 2019.

The following pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the years presented or the results which may occur in the future. The following unaudited pro forma results of operations assume the LGS acquisition had occurred on July 1, 2017 (in thousands, except per share amounts):

	Nine Months Ended March 31,
	2019	2018
Revenue	$3,897,994	$3,558,381
Net income	225,538	238,453
Basic EPS	9.09	9.70
Diluted EPS	8.89	9.45

Significant pro forma adjustments incorporated into the pro forma results above include the recognition of additional amortization expense related to acquired intangible assets and additional interest expense related to debt incurred to finance the acquisition.  Significant nonrecurring adjustments include the elimination of non-recurring acquisition-related expenses incurred during the nine months ended March 31, 2019.

5.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31,	June 30,
	2019 (1)	2018
Intangible assets:
Customer contracts and related customer relationships	$550,646	$435,933
Acquired technologies	138,010	13,237
Other	800	804
Intangible assets	689,456	449,974
Less accumulated amortization:
Customer contracts and related customer relationships	(226,769)	(199,018)
Acquired technologies	(11,357)	(8,761)
Other	(492)	(440)
Less accumulated amortization	(238,618)	(208,219)
Total intangible assets, net	$450,838	$241,755

__________________

(1)	During the nine months ended March 31, 2019, the Company removed $0.7 million in fully amortized intangible assets.

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to twenty years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of March 31, 2019 is 16.6 years, and the weighted-average remaining period of amortization is 14.0 years.  The weighted-average period of amortization for acquired technologies as of March 31, 2019 is 10.2 years, and the weighted-average remaining period of amortization is 10.1 years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Expected amortization expense for the remainder of the fiscal year ending June 30, 2019, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2019 (three months)	$14,620
2020	57,638
2021	56,486
2022	53,335
2023	48,158
Thereafter	220,601
Total intangible assets, net	$450,838

6.	Goodwill

The changes in the carrying amount of goodwill for the year ended June 30, 2018 and the nine months ended March 31, 2019 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2017	$2,479,496	$97,939	$2,577,435
Goodwill acquired (1)	35,024	6,867	41,891
Foreign currency translation	—	1,509	1,509
Balance at June 30, 2018	2,514,520	106,315	2,620,835
Goodwill acquired (1)	703,825	(99)	703,726
Foreign currency translation	—	(1,579)	(1,579)
Balance at March 31, 2019	$3,218,345	$104,637	$3,322,982

(1)	Includes goodwill initially allocated to new business combinations as well as measurement period adjustments.

7.	Revenue Recognition

We disaggregate our revenue arrangements by contract type, customer, and whether the Company performs on the contract as the prime or subcontractor.  We believe that these categories allow for a better understanding of the nature, amount, timing, and uncertainty of revenue and cash flows arising from our contracts.

Revenue by Contract Type

The Company generated revenue on our cost-plus-fee, firm fixed-price (including proprietary software product sales), and time-and-materials contracts as follows during the three and nine months ended March 31, 2019 (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2019			March 31, 2019
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$704,627	$—	$704,627	$2,003,204	$—	$2,003,204
Firm fixed-price	348,143	25,863	374,006	982,232	73,152	1,055,384
Time and materials	172,761	13,564	186,325	509,170	44,705	553,875
Total	$1,225,531	$39,427	$1,264,958	$3,494,606	$117,857	$3,612,463

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Customer Information

The Company generated revenue from our primary customer groups as follows during the three and nine months ended March 31, 2019 (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2019			March 31, 2019
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$887,030	$—	$887,030	$2,540,093	$—	$2,540,093
Federal civilian agencies	318,374	—	318,374	898,491	—	898,491
Commercial and other	20,127	39,427	59,554	56,022	117,857	173,879
Total	$1,225,531	$39,427	$1,264,958	$3,494,606	$117,857	$3,612,463

Prime or Subcontractor

The Company generated revenue as either the prime or subcontractor as follows during the three and nine months ended March 31, 2019 (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2019			March 31, 2019
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,114,172	$39,427	$1,153,599	$3,217,570	$117,857	$3,335,427
Subcontractor	111,359	—	111,359	277,036	—	277,036
Total	$1,225,531	$39,427	$1,264,958	$3,494,606	$117,857	$3,612,463

Significant Estimates

The Company uses an estimate at completion (EAC) as the basis to measure progress towards the complete satisfaction of its contractual performance obligations, for each of its contracts in which revenue is recognized using a percentage of completion calculation.  The EAC process requires the Company to use professional judgment when assessing risks, estimating contract revenue and costs, estimating variable consideration, and making assumptions for schedule and technical issues.  Based on changes in a contract’s EAC, a cumulative adjustment to revenue will be recorded.  During the three and nine months ended March 31, 2019, we recognized an increase to income before income taxes of $6.3 million ($0.18 per diluted share) and $16.9 million ($0.49 per diluted share), respectively, from EAC adjustments.  The Company used its statutory tax rate when calculating the impact to diluted earnings per share.

The Company records final true-up adjustments to its estimated award or incentive fees in the period in which we receive the customer’s final performance score or when we can determine that more objective, contractually-defined criteria have been fully satisfied.  These final true-up adjustments are disclosed as revenue recognized from previously satisfied performance obligations.  For the three and nine months ended March 31, 2019, the revenue recognized from previously satisfied performance obligations was $0.8 million and $1.1 million, respectively.

Remaining Performance Obligations

The Company’s remaining performance obligations balance as of period end represents the expected revenue to be recognized for the satisfaction of remaining performance obligations on our existing contracts.  This balance excludes unexercised contract option years and task orders that may be issued underneath an IDIQ vehicle.  Our remaining performance obligations balance as of March 31, 2019 was $6.7 billion.

The Company expects to recognize approximately 72.0 percent of our remaining performance obligations balance as revenue over the next year and the remaining 28.0 percent thereafter.

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

Contract liabilities are primarily comprised of advance payments in which consideration is received in advance of satisfying a performance obligation.

Net contract assets (liabilities) consisted of the following (in thousands):

		March 31,	July 1,
Description of Contract Related Balance	Financial Statement Classification	2019	2018 (1)
Contract assets – current:
Unbilled receivables	Accounts receivable, net	$82,105	$72,511
Costs to obtain – short-term	Prepaid expenses and other current assets	2,624	2,342
Contract assets – noncurrent:
Unbilled receivables	Accounts receivable, long-term	9,647	8,620
Costs to obtain – long-term	Other long-term assets	4,672	3,923
Contract liabilities – current:
Deferred revenue	Other accrued expenses and current liabilities	(48,106)	(43,940)
Contract liabilities – noncurrent:
Deferred revenue	Other long-term liabilities	(7,041)	(4,740)
Net contract assets (liabilities)		$43,901	$38,716

(1)	Includes the cumulative effect to the Company’s opening balance sheet from the adoption of ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective method.

During the three and nine months ended March 31, 2019, we recognized $6.6 million and $33.3 million of revenue, respectively, that was included in a previously recorded contract liability as of the beginning of the period.

9.	Sales of Receivables

On December 28, 2018, the Company entered into a Master Accounts Receivable Purchase Agreement (MARPA Facility) with MUFG Bank, Ltd. (the Purchaser), for the sale of certain designated eligible U.S. government receivables.  The MARPA Facility has an initial term of one-year.  Under the MARPA Facility, the Company can sell eligible receivables, including certain billed and unbilled receivables up to a maximum amount of $200.0 million.  The Company’s receivables are sold under the MARPA Facility without recourse for any U.S. government credit risk.

The Company accounts for receivable transfers under the MARPA Facility as sales under ASC 860, Transfers and Servicing, and derecognizes the sold receivables from its balance sheets.  The fair value of the sold receivables approximated their book value due to their short-term nature.  As such, there were no gains or losses related to sales of these receivables.

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services.  The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of March 31, 2019.  Proceeds from the sold receivables are reflected in our operating cash flows on the statement of cash flows.

During the three and nine months ended March 31, 2019, the Company sold $563.5 million of receivables.  The amount outstanding as of March 31, 2019 was $200.0 million.  As of March 31, 2019, collections not remitted to the Purchaser related to the sold receivables were $72.0 million.  This amount represents an obligation to the Purchaser and is included in other accrued expenses and current liabilities in the accompanying consolidated balance sheet.

During the three and nine months ended March 31, 2019, the Company incurred purchase discount fees of $1.4 million, which are recorded within interest expense and other, net in our accompanying consolidated statements of operations.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

MARPA Facility activity consisted of the following (in thousands):

	As of and for the	As of and for the
	Three Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2019
Beginning balance:
Sales of receivables	$563,502	$563,502
Cash collections	(363,502)	(363,502)
Outstanding balance sold to Purchaser: (1)	200,000	200,000
Cash collected, not remitted to Purchaser (2)	(71,970)	(71,970)
Remaining sold receivables	$128,030	$128,030

(1)	Represents the increase to cash flows from operations.
(2)

Includes the cash collected on behalf of but not yet remitted to the Purchaser as of March 31, 2019.  This balance is included in other accrued expenses and current liabilities as of the balance sheet date.

10.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	June 30,
	2019	2018
Bank credit facility – term loans	$903,204	$938,394
Bank credit facility – revolver loans	865,000	135,000
Principal amount of long-term debt	1,768,204	1,073,394
Less unamortized discounts and debt issuance costs	(10,644)	(11,054)
Total long-term debt	1,757,560	1,062,340
Less current portion	(46,920)	(46,920)
Long-term debt, net of current portion	$1,710,640	$1,015,420

Bank Credit Facility

The Company has a $2,438.4 million credit facility (the Credit Facility), which consists of an $1,500.0 million revolving credit facility (the Revolving Facility) and a $938.4 million term loan (the Term Loan). The Revolving Facility has subfacilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,500.0 million. As of March 31, 2019, the Company had $865.0 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million through June 30, 2021 and $23.5 million thereafter until the balance is due in full on June 30, 2023. As of March 31, 2019, the Company had $903.2 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of March 31, 2019, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 3.53 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of March 31, 2019, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and nine months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Gain (loss) recognized in other comprehensive income	$(1,107)	$3,257	$(2,680)	$4,778
Amounts reclassified to earnings from accumulated other comprehensive loss	(968)	87	(2,956)	1,687
Net current period other comprehensive income	$(2,075)	$3,344	$(5,636)	$6,465

The aggregate maturities of long-term debt at March 31, 2019 are as follows (in thousands):

Twelve months ending March 31,
2020	$46,920
2021	46,920
2022	82,109
2023	93,839
2024	1,498,416
Principal amount of long-term debt	1,768,204
Less unamortized discounts and debt issuance costs	(10,644)
Total long-term debt	$1,757,560

11.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Government Contracting

Payments to the Company on cost-plus-fee and T&M contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services.  The DCAA is nearing completion of audits of the Company’s annual incurred cost submissions through fiscal year 2016 and is auditing the Company’s incurred cost submissions for its fiscal years 2017 and 2018.  We are still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believe our reserves for such are adequate. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.	Stock-Based Compensation

Stock-based compensation expense recognized, together with the income tax benefits recognized, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Stock-based compensation related to RSUs included in indirect costs and selling expense	$6,304	$5,794	$18,351	$18,183
Income tax benefit recognized for stock-based compensation expense	$1,032	$1,905	$3,422	$5,979

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

The total number of shares authorized by shareholders for grants under the 2016 Plan and its predecessor plan is 1,200,000 plus any forfeitures from the 2006 Plan. The aggregate number of grants that may be made may exceed this approved amount as forfeited RSUs become available for future grants. As of March 31, 2019, cumulative grants of 589,893 equity instruments underlying the shares authorized have been awarded, and 134,010 of these instruments have been forfeited.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Activity related to RSUs during the nine months ended March 31, 2019 is as follows:

RSUs
Unvested at June 30, 2018	663,987
Granted	271,266
Vested	(263,702)
Forfeited	(28,643)
Unvested at March 31, 2019	642,908
Weighted-average grant date fair value for RSUs	$201.31

As of March 31, 2019, there was $48.8 million of total unrecognized compensation costs related to RSUs scheduled to be recognized over a weighted-average period of 2.7 years.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net income	$68,145	$64,499	$215,574	$249,340
Weighted-average number of basic shares outstanding during the period	24,866	24,656	24,819	24,588
Dilutive effect of RSUs after application of treasury stock method	482	578	550	641
Weighted-average number of diluted shares outstanding during the period	25,348	25,234	25,369	25,229
Basic earnings per share	$2.74	$2.62	$8.69	$10.14
Diluted earnings per share	$2.69	$2.56	$8.50	$9.88

14.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company is currently under examination by the Internal Revenue Service for the year 2015, one state jurisdiction for the years 2015 through 2017 and one foreign jurisdiction for the years 2011 through 2015.  The Company does not expect resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of March 31, 2019 and June 30, 2018 was $4.4 million and $4.1 million, respectively. The $4.4 million unrecognized tax benefit at March 31, 2019, if recognized, would impact the Company’s effective tax rate.

For the three months ended March 31, 2019, the effective income tax rate was 16.3 percent compared with 31.6 percent for the same period last year.  The Company’s effective income tax rate decreased primarily due to: the full-year impact of the lower U.S. income tax rate pursuant to the Tax Cuts and Jobs Act of 2017 (TCJA); writing off certain historic deferred tax balances due to an internal reorganization related to the integration of an acquired company; and from changes in our estimated benefit from the federal research and development tax credit.  For both comparative reporting periods, the Company’s effective tax rate was impacted by excess tax benefits under ASU 2016-09, Stock Compensation, and the change in value of assets invested in COLI policies. If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our FY2019 effective tax rate will fluctuate in future quarters for the year ending June 30, 2019.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

For the nine months ended March 31, 2019, the effective income tax rate was 18.7 percent compared with (9.6) percent for the same period last year. For the nine months ended March 31, 2019, the Company’s effective income tax rate increased year-over-year due to the favorable remeasurement of the Company's deferred tax liability pursuant to the TCJA in the prior year, partially offset by: the full-year impact of the lower U.S. income tax rate pursuant to the TCJA; writing off certain historic deferred tax balances due to an internal reorganization related to the integration of an acquired company; and from changes in our estimated benefit from the federal research and development tax credit.  For both comparative reporting periods, the Company’s effective tax rate was impacted by excess tax benefits under ASU 2016-09 and the change in value of assets invested in COLI policies. If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our FY2019 effective tax rate will fluctuate in future quarters for the year ending June 30, 2019.

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

During the nine months ended March 31, 2019, the Company recognized a $2.2 million tax benefit related to the reduction of our provisional calculation of the one-time transition tax liability and a $0.5 million tax benefit related to its final analysis of its deferred tax remeasurement.  No other adjustments were made to FY2018 provisional amounts during the nine months ended March 31, 2019.

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

	Domestic Operations	International Operations	Total
Three Months Ended March 31, 2019
Revenue from external customers	$1,225,531	$39,427	$1,264,958
Net income	63,759	4,386	68,145
Three Months Ended March 31, 2018
Revenue from external customers	$1,079,953	$44,147	$1,124,100
Net income	60,779	3,720	64,499
Nine Months Ended March 31, 2019
Revenue from external customers	$3,494,606	$117,857	$3,612,463
Net income	203,765	11,809	215,574
Nine Months Ended March 31, 2018
Revenue from external customers	$3,177,659	$120,115	$3,297,774
Net income	238,542	10,798	249,340

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.	Fair Value of Financial Instruments

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

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and June 30, 2018, and the level they fall within the fair value hierarchy (in thousands):

			March 31,	June 30,
	Financial Statement	Fair Value	2019	2018
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$11,300	$693
Contingent consideration	Other long-term liabilities	Level 3	$—	$11,000
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$227	$672
Interest rate swap agreements	Other long-term assets	Level 2	$6,203	$13,405

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Various acquisitions completed during prior fiscal years contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two and three year periods subsequent to each acquisition.  The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the nine months ended March 31, 2019 this remeasurement resulted in a $0.3 million change to the liability recorded.

17.	Subsequent Events

In April 2019, the Company entered into three additional floating-to-fixed interest rate swap agreements for an aggregate notional amount of $300.0 million.  These swaps will become effective on July 1, 2019 and mature at various dates through FY2026.  The Company has designated these swaps as cash flow hedges.

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

During the nine months ended March 31, 2019, $3.4 billion or 95.2 percent of our revenue was derived from contracts with U.S. government agencies compared with $3.1 billion or 94.8 percent for the same period in 2018.  Our contract revenues were generated from both prime and subcontractor relationships.  We also provide services to commercial customers and, through our international operations, to non-U.S. government agencies.  We provide our services and solutions to our customers in the following market areas:

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

On September 21, 2018, the president signed into law a $148 billion “minibus” of three FY2019 appropriations bills, which included military construction and Veterans Affairs.  On September 28, 2018, the president signed into law an $855 billion “minibus” of two more FY2019 appropriations bills, Defense and Labor-HHS-Education, along with a continuing resolution (CR) for the remaining appropriations bills that kept the entire government operating through December 7, 2018.  From December 8 to December 21, 2018, the nine Cabinet departments and dozens of smaller agencies whose appropriations bills were not passed operated under a CR.  From December 22, 2018 to January 25, 2019, these departments and agencies were shutdown.  On January 25, 2019, the president signed into law a short-term measure that funded the government through February 15, 2019.  Government shutdowns necessitate furloughs of several hundred thousand federal employees, require cessation or reduction of many government activities, and affect numerous sectors of the economy.  The government shutdown that ended in January 2019 did not have a material impact on the Company’s results of operations for the three and nine months ended March 31, 2019.  On February 15, 2019, the president signed into law a $333 billion omnibus appropriations bill that funded for the remainder of the government fiscal year the nine Cabinet departments and dozens of smaller agencies that were affected by the government shutdown.

With the passage of the BBA 2018, the statutory debt limit of the federal government was suspended through March 1, 2019, allowing the government to borrow whatever it needed through that time to fully finance operations.  On March 2, 2019, the statutory debt limit was reinstated, at which time the Secretary of the Treasury declared a “debt issuance suspension” and began implementing “extraordinary measures” to borrow additional funds without breaching the debt limit.  The Congressional Budget Office estimates that, if the debt limit remains unchanged, the ability of the Department of Treasury to borrow using these measures will be exhausted near the end of this government fiscal year or early in the next one. When the debt limit is exceeded, some federal payments to creditors, vendors, contractors, state and local governments, beneficiaries, and other entities would either be delayed or limited.  These delays in payments would, in effect, be borrowings from contractors such as us, and would create a backlog of unpaid bills until the government collects more revenue or other sources of cash than its outlays.  In some cases, delaying federal payments incurs interest penalties under some statutes such as the Prompt Payment Act, which directs the government to pay interest penalties to contractors if it does not pay them by the required payment date.  Were there to be a delay in paying for all federal obligations, it is expected that this would result in significant economic and financial consequences that may have a lasting impact on federal programs and the federal government’s ability to borrow in the future.

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

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,				Change
(dollars in thousands)	2019		2018		$	%
Department of Defense	$887,030	70.1%	$762,752	67.9%	$124,278	16.3%
Federal civilian agencies	318,374	25.2	299,349	26.6	19,025	6.4
Commercial and other	59,554	4.7	61,999	5.5	(2,445)	(3.9)
Total	$1,264,958	100.0%	$1,124,100	100.0%	$140,858	12.5%

For the three months ended March 31, 2019, total revenue increased by 12.5 percent, or $140.9 million, compared with the same period a year ago.  This increase was attributable to both acquired revenues and organic growth.  Acquired revenues accounted for $110.7 million of the increase while organic growth accounted for $30.2 million.

DoD revenue increased 16.3 percent, or $124.3 million, for the three months ended March 31, 2019, compared with the same period a year ago.  Acquired revenues accounted for $94.7 million of this increase while organic growth accounted for $29.6 million.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on tactical military intelligence and communications systems.  DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies increased 6.4 percent, or $19.0 million, for the three months ended March 31, 2019, compared with the same period a year ago.  This increase was primarily attributable to $15.9 million of acquired revenues and organic growth in enterprise information technology support services.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue decreased 3.9 percent, or $2.4 million for the three months ended March 31, 2019, compared with the same period a year ago.  This decrease was primarily attributable to lower international and state and local services partially offset by acquired businesses within both our international and domestic operations.  Of the total commercial and other revenue, international operations accounted for 66.2 percent, or $39.5 million for the three months ended March 31, 2019, compared with 71.2 percent or $44.1 million for the same period a year ago.  Domestic operations accounted for 33.8 percent or $20.1 million, compared with 28.8 percent or $17.9 million for the same period a year ago.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the three months ended March 31, 2019 and 2018, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	March 31,		March 31,		Change
(dollars in thousands)	2019	2018	2019	2018	$	%
Revenue	$1,264,958	$1,124,100	100.0%	100.0%	$140,858	12.5%
Costs of revenue
Direct costs	824,024	728,444	65.1	64.8	95,580	13.1
Indirect costs and selling expenses	324,828	273,145	25.7	24.3	51,683	18.9
Depreciation and amortization	21,198	17,717	1.7	1.6	3,481	19.6
Total costs of revenue	1,170,050	1,019,306	92.5	90.7	150,744	14.8
Income from operations	94,908	104,794	7.5	9.3	(9,886)	(9.4)
Interest expense and other, net	13,466	10,566	1.1	0.9	2,900	27.4
Income before income taxes	81,442	94,228	6.4	8.4	(12,786)	(13.6)
Income tax expense	13,297	29,729	1.0	2.7	(16,432)	(55.3)
Net income	$68,145	$64,499	5.4%	5.7%	$3,646	5.7%

For the three months ended March 31, 2019, income from operations was $94.9 million. This represents a decrease of $9.9 million, or 9.4 percent, compared with the same period a year ago. Our operating margin of 7.5 percent for the period ended March 31, 2019 decreased from 9.3 percent during the period ended March 31, 2018.  This decrease in operating margins for the three months ended March 31, 2019, is primarily related to an increase in indirect costs and selling expenses related to the LGS acquisition.  In addition, for the three months ended March 31, 2018, the Company had increased profitability in program performance on fixed price and fixed unit price contracts.

For the three months ended March 31, 2019, direct costs increased 13.1 percent or $95.6 million, compared with the same period a year ago.  The increase in direct costs is related to organic growth of programs and acquisitions.  As a percentage of revenue, direct costs were 65.1 percent and 64.8 percent for the three months ended March 31, 2019 and 2018, respectively. Direct costs include direct labor and other direct costs (ODCs), which include, among other expenses, subcontracted labor and material purchases.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), facilities, marketing and bid and proposal (B&P) costs, indirect labor, and other discretionary expenses.  Indirect costs and selling expenses increased $51.7 million or 18.9 percent for the three months ended March 31, 2019, compared with the same period a year ago. As a percentage of revenue, indirect costs and selling expenses were 25.7 percent and 24.3 percent for the three months ended March 31, 2019 and 2018, respectively.  This percentage increase is driven primarily by transaction costs related to the LGS acquisition.

Depreciation and amortization expense increased $3.5 million or 19.6 percent for the three months ended March 31, 2019, compared with the same period a year ago.  The increase is primarily attributable to intangible amortization from recent acquisitions and depreciation from the Company’s higher average property and equipment.

For the three months ended March 31, 2019, interest expense and other, net increased $2.9 million or 27.4 percent, compared with the same period a year ago.  The increase is interest expense is primarily attributable to higher outstanding debt balances on the Company’s Credit Facility that occurred in the three months ended March 31, 2019 in support of acquisitions. In addition, the Company incurred $1.4 million of purchase discount fees on its MARPA Facility.

For the three months ended March 31, 2019, the effective income tax rate was 16.3 percent compared with 31.6 percent for the same period last year.  The Company’s effective income tax rate decreased primarily due to: the full-year impact of the lower U.S. income tax rate pursuant to the TCJA; writing off certain historic deferred tax balances due to an internal reorganization related to the integration of an acquired company; and from changes in our estimated benefit from the federal research and development tax credit.  For both comparative reporting periods, the Company’s effective tax rate was impacted by excess tax benefits under ASU 2016-09, Stock Compensation, and the change in value of assets invested in COLI policies.  If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our FY2019 effective tax rate will fluctuate in future quarters for the year ending June 30, 2019.

Results of Operations for the Nine Months Ended March 31, 2019 and 2018

Revenue. The table below sets forth revenue by customer type with related percentages of total revenue for the nine months ended March 31, 2019 and 2018, respectively:

	Nine Months Ended March 31,				Change
(dollars in thousands)	2019		2018		$	%
Department of Defense	$2,540,093	70.3%	$2,224,469	67.4%	$315,624	14.2%
Federal civilian agencies	898,491	24.9	902,185	27.4	(3,694)	(0.4)
Commercial and other	173,879	4.8	171,120	5.2	2,759	1.6
Total	$3,612,463	100.0%	$3,297,774	100.0%	$314,689	9.5%

For the nine months ended March 31, 2019, total revenue increased by 9.5 percent, or $314.7 million, compared with the same period a year ago.  This increase was attributable to both acquired revenues and organic growth.  Acquired revenues accounted for $222.9 million of the increase while organic growth accounted for $91.8 million.

DoD revenue increased 14.2 percent, or $315.6 million, for the nine months ended March 31, 2019, compared with the same period a year ago.  Acquired revenues accounted for $199.7 million of this increase while organic growth accounted for $115.9.  DoD revenue includes services provided to the U.S. Army, our largest customer, where our services focus on tactical military intelligence and communications systems.  DoD revenue also includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

Revenue from federal civilian agencies decreased 0.4 percent, or $3.7 million, for the nine months ended March 31, 2019, compared with the same period a year ago.  This decrease was primarily attributable to reduced intelligence and litigation support services offset by $16.0 million in acquisition revenue and organic growth in enterprise information technology support services.  Federal civilian agency revenue also includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue increased 1.6 percent, or $2.8 million for the nine months ended March 31, 2019, compared with the same period a year ago.  This increase was primarily attributable to acquired businesses within both our international and domestic operations.  Of the total commercial and other revenue, international operations accounted for 67.8 percent, or $117.9 million for the nine months ended March 31, 2019, compared with 70.2 percent or $120.1 million for the same period a year ago.  Domestic operations accounted for 32.2 percent or $56.0 million, compared with 29.8 percent or $51.0 million for the same period a year ago.

Income from Operations. The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the nine months ended March 31, 2019 and 2018, respectively.

	Dollar Amount		Percentage of Revenue
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,		Change
(dollars in thousands)	2019	2018	2019	2018	$	%
Revenue	$3,612,463	$3,297,774	100.0%	100.0%	$314,689	9.5%
Costs of revenue
Direct costs	2,397,633	2,195,282	66.4	66.6	202,351	9.2
Indirect costs and selling expenses	859,262	788,569	23.8	23.9	70,693	9.0
Depreciation and amortization	58,797	53,563	1.6	1.6	5,234	9.8
Total costs of revenue	3,315,692	3,037,414	91.8	92.1	278,278	9.2
Income from operations	296,771	260,360	8.2	7.9	36,411	14.0
Interest expense and other, net	31,773	32,769	0.9	1.0	(996)	(3.0)
Income before income taxes	264,998	227,591	7.3	6.9	37,407	16.4
Income tax expense	49,424	(21,749)	1.3	(0.7)	71,173	(327.2)
Net income	$215,574	$249,340	6.0%	7.6%	$(33,766)	(13.5)%

For the nine months ended March 31, 2019, income from operations was $296.8 million.  This represents an increase of $36.4 million, or 14.0 percent, compared with the same period a year ago.  Our operating margin of 8.2 percent for the period ended March 31, 2019 increased from 7.9 percent during the period ended March 31, 2018.  This increase is primarily attributable to increased gross margins on our revenue arrangements from program performance and acquisitions.

For the nine months ended March 31, 2019, direct costs increased 9.2 percent or $202.4 million, compared with the same period a year ago.  The increase in direct costs is related to organic growth of programs and acquisitions.  As a percentage of revenue, direct costs were 66.4 percent and 66.6 percent for the nine months ended March 31, 2019 and 2018, respectively.  Direct costs include direct labor and ODCs, which include, among other expenses, subcontracted labor and material purchases.

Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), facilities, marketing and B&P costs, indirect labor, and other discretionary expenses.  Indirect costs and selling expenses increased $70.7 million or 9.0 percent for the nine months ended March 31, 2019, compared with the same period a year ago.  As a percentage of revenue, indirect costs and selling expenses were 23.8 percent and 23.9 percent for the nine months ended March 31, 2019 and 2018, respectively.

Depreciation and amortization expense increased $5.2 million or 9.8 percent for the nine months ended March 31, 2019, compared with the same period a year ago.  The increase is primarily attributable to intangible amortization from recent acquisitions and depreciation from the Company’s higher average property and equipment.

For the nine months ended March 31, 2019, interest expense and other, net decreased $1.0 million or 3.0 percent, compared with the same period a year ago.  The decrease is primarily attributable to lower average outstanding debt balances.

For the nine months ended March 31, 2019, the effective income tax rate was 18.7 percent compared with (9.6) percent for the same period last year.  For the nine months ended March 31, 2019, the Company’s effective income tax rate increased year-over-year due to the favorable remeasurement of the Company's deferred tax liability pursuant to the TCJA in the prior year, partially offset by: the full-year impact of the lower U.S. income tax rate pursuant to the TCJA; writing off certain historic deferred tax balances due to an internal reorganization related to the integration of an acquired company; and from changes in our estimated benefit from the federal research and development tax credit.  For both comparative reporting periods, the Company’s effective tax rate was impacted by excess tax benefits under ASU 2016-09 and the change in value of assets invested in COLI policies. If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our FY2019 effective tax rate will fluctuate in future quarters for the year ending June 30, 2019.

Contract Backlog

The Company’s backlog represents total value on our existing contracts that has the potential to be recognized into revenue as work is performed.  The Company includes unexercised option years in its backlog amount and excludes task orders that may be issued underneath a multiple award IDIQ vehicle.

The Company’s backlog as of period end is either funded or unfunded:

•	Funded backlog represents contract value appropriated by a customer that is expected to be recognized into revenue.
•	Unfunded backlog represents the sum of unappropriated contract value on executed contracts and unexercised option years that is expected to be recognized into revenue.

As of March 31, 2019, the Company had total backlog of $14.9 billion, of which $2.9 billion was funded.  The total backlog consists of remaining performance obligations (see Note 7 – Revenue Recognition) plus unexercised options.

There is no assurance that all funded or potential contract value will result in revenue being recognized.  The Company continues to monitor our backlog as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, or early terminations.  Based on this analysis, an adjustment to the period end balance may be required.

Liquidity and Capital Resources

Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our MARPA Facility (as defined and discussed in Note 9) and available borrowings under our Credit Facility (as defined in Note 10) described below.

The Company has a $2,438.4 million Credit Facility, which consists of an $1,500.0 million Revolving Facility and a $938.4 million Term Loan.  The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of March 31, 2019, we had $865.0 million outstanding under the Revolving Facility and no borrowings on the swing line.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million through June 30, 2021 and $23.5 million thereafter until the balance is due in full on June 30, 2023.  As of March 31, 2019, $903.2 million was outstanding under the Term Loan.

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

Cash and cash equivalents were $93.8 million and $66.2 million as of March 31, 2019 and June 30, 2018, respectively. Our operating cash flow was $452.8 million for the nine months ended March 31, 2019.  This represents an increase of $202.0 million or 80.5 percent, from our operating cash flows of $250.8 million for the nine months ended March 31, 2018. The year-over-year increase is primarily related to the proceeds from sold receivables to the Company’s MARPA Facility. Days sales outstanding (DSO) was 57 days at March 31, 2019, compared with 62 days at March 31, 2018.

Cash used in investing activities was $1.1 billion and $78.5 million during the nine months ended March 31, 2019 and 2018, respectively.  During the nine months ended March 31, 2019, we paid $1.07 billion for business acquisitions, as compared to $50.4 million during the same period a year ago.  Purchases of office and computer related equipment of $29.5 million and $31.8 million in the nine months of FY2019 and FY2018, respectively, accounted for a majority of the remaining funds used in investing activities.

Cash provided by financing activities was $673.9 million during the nine months ended March 31, 2019, while cash used in financing activities was $183.3 million during the nine months ended March 31, 2018.  During the nine months ended March 31, 2019, we had net borrowings under our Credit Facility of $693.4 million as compared to net repayments of $151.0 million the period ended March 31, 2018. During the nine months ended March 31, 2019 and 2018, we paid contingent consideration related to various prior acquisitions of $0.6 million and $11.6 million, respectively.  During the nine months ended March 31, 2019 and March 31, 2018, we also used cash within financing activities of $18.8 million and $20.7 million, respectively, to pay taxes on equity transactions.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our current office and warehouse facilities through operating leases. Operating leases are also used to finance the use of computers, servers, phone systems, motor vehicles in the U.K., and to a lesser extent, other fixed assets, such as furnishings, that are obtained in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. For domestic operations, we generally do not finance capital expenditures with operating leases, but instead finance such purchases with available cash balances. For additional information regarding our operating lease commitments, see Note 14 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2018. The Credit Facility provides for stand-by letters of credit aggregating up to $25.0 million that reduce the funds available under the Revolving Facility when issued.  We have no other material off-balance sheet financing arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $400.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the nine months ended March 31, 2019 would have fluctuated by approximately $4.3 million.

Approximately 3.3 percent and 3.6 percent of our total revenue in nine months ended March 31, 2019 and 2018, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2019, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $37.4 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at March 31, 2019.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019.

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

On April 13, 2018, the Plaintiffs filed a motion to reinstate Plaintiff Rashid, which CACI opposed.  On April 20, 2018, the District Court granted that motion subject to Plaintiff Rashid appearing for a deposition.  On May 21, 2018, CACI filed a motion to dismiss for lack of subject matter jurisdiction based on a recent Supreme Court decision.  On June 25, 2018, the District Court denied that motion.  On October 25, 2018, the District Court conducted a pre-trial conference at which the District Court addressed remaining discovery matters, the scheduling for dispositive motions that CACI intends to file, and set a date of April 23, 2019 for trial, if needed, to start.  On December 20, 2018, CACI filed a motion for summary judgment and a motion to dismiss based on the state secrets privilege.  On January 3, 2019, CACI filed a motion to dismiss for lack of subject matter jurisdiction.  On February 15, 2019, the United States filed a motion for summary judgment with respect to CACI’s third-party complaint.  On February 27, 2019, the District Court denied CACI’s motion for summary judgment and motions to dismiss for lack of subject matter jurisdiction and on the state secrets privilege.  On February 28, 2019, CACI filed a motion seeking dismissal on grounds of derivative sovereign immunity.

On March 22, 2019, the District Court denied the United States’ motion to dismiss on grounds of sovereign immunity and CACI’s motion to dismiss on grounds of derivative sovereign immunity.  The District Court also granted the United States’ motion for summary judgment with respect to CACI’s third-party complaint.  On March 26, 2019, CACI filed a Notice of Appeal of the District Court’s March 22, 2019 decision.  On April 2, 2019, the U.S. Court of Appeals for the Fourth Circuit issued an Accelerated Briefing Order for the appeal.  On April 3, 2019, the District Court issued an Order cancelling the trial schedule and holding matters in abeyance pending disposition of the appeal.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2019	10,506	$147.92	1,175,201	74,799
February 2019	—	—	—	—
March 2019	—	—	—	—
Total	10,506	$147.92	1,175,201	74,799

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	Incremental Facility Amendment dated January 17, 2019, to the Credit Agreement, dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks		8-K	January 24, 2019	10.1

10.2	Purchase and Sale Agreement dated January 25, 2019, by and among Legos Holdings, LLC, Legos Intermediate Holdings, LLC, CoVant Technologies II LLC – Series LGS, Madison Dearborn Capital Partners VI-C, L.P., MDCP Legos Blocker, Inc., CACI, Inc.-Federal and Legos Holdings, LLC in its capacity as the initial seller representative		8-K	January 30, 2019	10.2

31.1	Section 302 Certification Kenneth Asbury	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification Kenneth Asbury	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101

The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. *

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: May 2, 2019	By:	/s/ Kenneth Asbury
Kenneth Asbury
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 2, 2019	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 2, 2019	By:	/s/ Christopher A. Voci
Christopher A. Voci
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)