Form 10-K
period 2019-06-30
CACI INTERNATIONAL INC /DE/
filed 2019-08-21
CIK 16058

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

The aggregate market value of common shares held by non-affiliates of the Registrant on December 31, 2018 was $3,520,375,787, based upon the closing price of the Registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of August 15, 2019, there were 24,881,546 shares outstanding of CACI International’s common stock, par value $0.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Proxy Statement to be filed with the Securities Exchange Commission (SEC) pursuant to Regulation 14A for the 2019 Annual Meeting of Stockholders.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this Annual Report on Form 10-K, may not address historical facts and, therefore, could be interpreted to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of financial performance; statements of plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “expect,” “should,” “intend,” “plan,” “will,” “estimates,” “projects,” “strategy” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties that include but are not limited to the factors set forth under Item 1A, Risk Factors in this Annual Report on Form 10-K.

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

CACI International Inc

FORM 10-K

PART I

Item 1. Business

Background

CACI International Inc was founded in 1962 as a simulation technology company and has grown into an international information solutions and services provider.  CACI serves 12 markets for which we provide domain expertise, solutions and services to meet enterprise and mission needs.

CACI International Inc was organized in Delaware on October 8, 1985 and is a holding company whose operations are conducted through subsidiaries, which are located in the U.S. and Europe.

For the year ended June 30, 2019 (FY2019), we generated $5.0 billion of revenue from our contracts with customers in the U.S. federal government and commercial markets, primarily in North America, as well as in the United Kingdom (U.K.) and the Netherlands. As a result of our diverse capabilities and customer mission understanding, many of our customer relationships have existed for over 20 years.

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

Overview

At June 30, 2019, we had approximately 22,100 employees.

Domestic Operations

Our domestic operations account for 100 percent of our U.S. government revenue and 32.6 percent of our commercial and other revenue. Some of the contracts performed by our domestic operations involve assignment of employees to international locations in support of our federal government customers. We provide our services and solutions to our domestic customers in the following market areas:

●

Business Systems – CACI’s business systems solutions enable efficiency, innovation, and compliance by applying focused federal domain expertise, combined with best-fit technology solutions, all integrated, implemented, and operated to improve the organizational performance of our customers. Our solutions in financial management, human capital management, asset and materials management, and administrative management help customers improve their efficiency. CACI is a full-service federal systems integrator, implementing foundational system solutions for both mission and business support, and providing the consulting assistance and business intelligence/analytics that convert data into actionable information to support smart decisions for over 100 military, intelligence, and federal civilian organizations.

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

●

Enterprise Information Technology (IT) – CACI’s Enterprise IT solutions support our customers’ missions. Our experts secure operational IT environments in the defense, intelligence, homeland security, and civilian communities. We provide tailored, end-to-end, enterprise-wide information solutions and services for the design, development, integration, deployment, operations and management, sustainment, and security of our customers’ IT solutions. An Amazon Web Services (AWS) Premier Consulting Partner and Microsoft Cloud Solution Provider for Government, we deliver cloud-powered solutions, performance-based service management, development operations and mobility, defensive cyber, end-user services, and infrastructure services. We support customers in the adoption of virtualized cloud services and mobile solutions that are revolutionizing the efficiency, reliability, and cost-effectiveness of IT services. We provide managed services and technical services that enhance efficiency, improve mission uptime, and reduce costs. Our operational, analytic, consulting, and transformational services use industry leading-edge practices, standards, and innovations to enable and optimize the full lifecycle of the enterprise IT environment.

●

Health – CACI supports federal civilian and military health missions to improve healthcare delivery systems, integrate electronic health records, and enhance the speed and efficiency of emergency responsiveness. We solve challenges in bio-surveillance, health systems security, medical supply logistics and rapid disaster/emergency response. We provide capabilities that for more efficient and interoperable healthcare delivery systems through program management, strategic planning, software engineering, operation and maintenance, and IT facility support.

●

Intelligence Services – CACI’s intelligence specialists support our customers’ mission to convert data collected from all information sources into knowledge that empowers decisions. Our support is provided at the strategic and tactical levels, and consists of intelligence analysis, operations and planning, policy, doctrine, and security support. We work within the United States and internationally, providing analysis of data received from a variety of sources, and we provide direct support such as ground truth and intelligence gathering internationally.

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

●

Logistics and Material Readiness – CACI provides a full suite of logistics and material readiness solutions and professional service offerings that ensure the efficient, effective, and secure global flow and storage of materials, services, and information in support of U.S. government agencies. We provide complete product lifecycle management to make certain that provisions, equipment, and systems are ready anytime, anywhere. We deploy comprehensive supply chain solutions to enhance visibility, facilitate readiness-based sparing, and analyze readiness in near-real time. To advance the secure flow of supplies, we optimize efficiency while minimizing the time and cost of meeting readiness requirements across the enterprise. We provide our customers with workforce readiness by tailoring solutions to achieve the optimal capability of the organization and individual. We develop and manage logistics information systems as well as specialized modeling and simulation toolsets, and provide logistics engineering services.

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

International Operations

Our international operations are conducted primarily through our operating subsidiaries in Europe, CACI Limited and CACI BV, and account for substantially all revenue generated from international customers and 67.4 percent of our commercial and other revenue.  Headquartered in London, our international operations provide a diverse mix of IT services and proprietary data and software products, serving commercial and government customers throughout the U.K., continental Europe and around the world.

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

In FY2019, the top ten revenue-producing contracts, many of which consist of many task orders, accounted for 30.7 percent of our revenue, or $1.5 billion.

Industry Trends

Budgetary Environment

In the U.S. government’s Fiscal Year (GFY) 2019, discretionary spending is expected to be approximately $1.3 trillion. Based on the analysis of an independent market consultant retained by the Company, we believe that the addressable market for our offerings is approximately $221 billion and is expected to continue to grow over the next several years. Approximately 70 percent of our revenue comes from defense-related customers, including those in the Intelligence Community (IC), with additional revenue coming from non-defense IC, homeland security, and other federal civilian customers. As a result of the two-year Bipartisan Budget Act of 2018 (BBA 2018), appropriations for the Department of Defense (DoD), including those for Overseas Contingency Operations (OCO), for GFY 2018 and GFY 2019 increased 10 percent and 2 percent, respectively.

We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. In late July 2019, Congress passed the Bipartisan Budget Act of 2019 (BBA 2019), which increased the caps for defense and non-defense spending for GFY 2020 and GFY 2021, established discretionary spending caps for GFY 2020 and GFY 2021, and suspended the national debt limit through July 2021. On August 2, 2019, the President signed the measure into law. While Congress has yet to determine the final allocations for the 12 appropriation bills for GFY 2020, bipartisan support remains for continued investment in the areas of defense and national security. Specifically, the BBA 2019 calls for defense spending, including OCO funds, of $738 billion in GFY 2020 and $740.5 billion in GFY 2021. Both represent increases from GFY 2019 levels of $716 billion.

Until September 30, 2021, the U.S. Government is operating under the Budget Control Act of 2011 (BCA). This law established limits on discretionary spending, reducing planned defense spending by a minimum of $487 billion over a 10-year period that began at the end of GFY 2012. In addition, the BCA included a sequester mechanism that imposed additional defense cuts of $500 billion, or approximately 9 percent, over nine years starting in GFY 2013 if the Congress did not identify a means to reduce the U.S. deficit by $1.2 trillion. Because these means were not identified, the sequester mechanism took effect in March 2013. Since the beginning of sequestration in March 2013, there have been five laws enacted that have extended the automatic direct spending reductions beyond the GFY 2021, the most recent of which was the BBA 2019. As a result of the BBA 2019, the sequester mechanism instituted by the BCA has been eliminated for the remaining two government fiscal years covered by that law.

During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a continuing resolution (CR). During GFY 2019, from December 8 to December 21, 2018, the nine Cabinet departments and dozens of smaller agencies whose appropriations bills were not passed operated under a CR. If by September 30, 2019, Congress does not complete its budget process for GFY 2020, it must pass a CR to keep the government operating beyond that date. Depending on their scope, duration, and other factors, CRs can negatively impact our business due to delays in new program starts, delays in contract award decisions, and other factors. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans.

When federal agencies and programs lack either appropriated or interim funding, they must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. Government shutdowns necessitate furloughs of several hundred thousand federal employees, require cessation or reduction of many government activities, and affect numerous sectors of the economy. From December 22, 2018 to January 25, 2019, the aforementioned nine departments and dozens of smaller agencies were shutdown. On January 25, 2019, the President signed into law a short-term measure that ended the shutdown and funded the government through February 15, 2019. On February 15, 2019, the President signed into law an omnibus appropriations bill that funded for the remainder of GFY 2019 the nine Cabinet departments and dozens of smaller agencies that were affected by the government shutdown. The 35-day government shutdown that ended in January 2019 did not have a material impact on the Company’s results of operations for the twelve months ended June 30, 2019.

Market Environment

Across our addressable market, we strive to address our customers’ most critical needs, supporting both the successful execution of their mission and the efficient operation of their enterprise. During our FY2019, we continued to align the Company’s capabilities with well-funded budget priorities and took steps to maintain a competitive cost structure in line with our expectations of future business opportunities. In light of these actions, as well as the budgetary environment discussed above, we believe we are well positioned to win new business in our large addressable market. We believe that the following trends will influence the USG’s spending in our addressable market:

●	A favorable USG budget environment, particularly in defense and intelligence-related areas;
●	A shift in focus from readiness toward increased capabilities, effectiveness, and responsiveness;
●	Increased USG interest in faster contracting and acquisition processes;
●	Increased focus on defensive cyber, space and the electromagnetic spectrum as key domains for National Security;
●	Balanced focus on enterprise cost reductions through efficiency, with increased spend on infrastructure modernization and enhancements to cyber security protections; and
●	Increased investments in advanced technologies (e.g., Artificial Intelligence, 5G).

The demand for faster acquisitions is outpacing traditional methodologies and we believe this will benefit those that can provide agility, speed and innovation to address requirements. USG investments in advanced technologies and innovation ecosystems are likely to accelerate adoption into operational systems.

We believe the USG will continue to seek spending reductions in core enterprise services through improved operational efficiency, technology adoption, automation, and performance-based-contracting. This is balanced by increased investments in modernizing enterprise enabling applications using agile methodologies, development, security and operations (DevSecOps) driven synergies between development and operations, integrated security services, and an increase in adoption of contemporary technology including Cloud, robotic process automation (RPA), data analytics, and transparent automated workflow. We expect to see a steady stream of funding for these types of transformational activities that yield results in a shorter timeframe while providing more stable, secure and predictable information systems.

The increased focus on cyber security, space, and the electromagnetic spectrum is increasing opportunities in the Electronic Warfare marketplace, driving toward modernization and innovation. Counterterrorism, counterintelligence, and counter proliferation also remain at the forefront of U.S. security concerns. The world is increasingly interconnected and interdependent. Instability can arise quickly and spread rapidly beyond borders. This phenomenon is readily apparent in events in the Pacific Rim, the Middle East and North Africa, and can create both opportunities and challenges as the contractor community adapts to the changing needs of Defense, Intelligence, Homeland Security, State, and U.S. partners. As the U.S. military advantage continues to be challenged, the need for intelligence and surveillance of potential adversaries of all types will continue or grow. Funding to support the use of military and intelligence assets, particularly special operating forces, to combat these threats is expected to remain stable or increase. Mission requirements continue to accelerate needs for agility, speed, flexibility and configurability to address the rapidly changing threat profile.

As companies strive to expand and increase market share by acquiring other companies, there is increasing competition for acquisition candidates. Companies providing cyber, electronic warfare, data analytics and advanced technology solutions are in particularly high demand.

Customer Procurement Environment

The USG continues to change the manner in which it purchases goods and services. The aspects of these changes that are most relevant to us are as follows:

●

The use of time and material and sole-source contracts is now greatly reduced. The use of award fees is diminishing. In addition, more scrutiny is being placed on the amount of fee bid on cost reimbursable type contracts;

●

Multiple award contract vehicles are being used at an increasing rate. Bidding and winning these types of contract vehicles does not ensure that revenue will follow since task orders under the vehicle are also competed; and

●	Fees for subcontract management are being limited such that the prime assumes more of the risk for its subcontractor relationships.

We believe that our customers' use of lowest price/technically acceptable (LPTA) procurements, which contributed to pricing pressures in prior years, has moderated. We also continue to see protests of major contract awards and delays in USG procurement activities. In addition, many of our federal government contracts require us to employ personnel with security clearances, specific levels of education and specific past work experience. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense. Additional factors that could affect USG spending in our addressable market include changes in set-asides for small businesses and budgetary priorities limiting or delaying federal government spending in general.

Recent Acquisitions

During the past three fiscal years, we completed a total of nine acquisitions, including:

●

On June 1, 2019 CACI Limited acquired 100 percent of the outstanding shares of Mood Enterprises Limited, a United Kingdom company that provides software and managed services to defense, national security and commercial organizations.

●

On March 1, 2019, CACI acquired all of the equity interests of Legos Intermediate Holdings, LLC and MDCP Legos Blocker, Inc., the parent companies of LGS Innovations (LGS).  LGS is a leading provider of SIGINT and cyber products and solutions to the Intelligence Community and Department of Defense.

●

On January 29, 2019, CACI acquired all of the equity interests of Mastodon Design LLC (Mastodon). The company specializes in the rapid design of rugged tactical communications, signals intelligence (SIGINT) and electronic warfare (EW) equipment.

●

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

CACI Employment and Benefits

Our employees are our most valuable resource. We are in continuing competition for highly skilled professionals in virtually all of our business areas. The success and growth of our business is significantly correlated with our ability to recruit, train, promote and retain high quality people at all levels of the organization. For these reasons, we endeavor to maintain competitive salary structures, incentive compensation programs, fringe benefits, opportunities for growth, and individual recognition and award programs. Fringe benefits are generally consistent across our subsidiaries, and include: paid time off for vacations, sick leave, and holidays; medical, dental, disability and life insurance; tuition reimbursement for job-related education and training; and other benefits under various retirement savings and stock purchase plans.

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

Patents, Trademarks, Trade Secrets and Licenses

Generally, our solutions and services are not substantially dependent upon obtaining or maintaining intellectual property protections, although our operations make use of such protections and benefit from them as discriminators in competition. The Company owns patents and claims copyright, trademark and other proprietary rights in a variety of intellectual property, including each of our proprietary computer software and data products and the related documentation. We also maintain a number of trade secrets that contribute to our success and competitive distinction and endeavor to accord such trade secrets protection adequate to ensure their continuing availability to us.

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

Backlog

The Company’s backlog represents total value on our existing contracts that has the potential to be recognized into revenue as work is performed.  The Company includes unexercised option years in its backlog amount and excludes task orders that may be issued underneath a multiple award IDIQ vehicle until such task orders are awarded.

The Company’s backlog as of period end is either funded or unfunded:

●	Funded backlog represents contract value appropriated by a customer that is expected to be recognized into revenue.
●	Unfunded backlog represents the sum of unappropriated contract value on executed contracts and unexercised option years that is expected to be recognized into revenue.

As of June 30, 2019, the Company had total backlog of $16.9 billion, of which $2.9 billion was funded.  The total backlog consists of remaining performance obligations (see Note 11, Revenue Recognition in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K) plus unexercised options.

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

Business Segments, Foreign Operations, and Major Customers

Additional business segment, foreign operations and major customer information is provided in our Consolidated Financial Statements contained in this report. In particular, see Note 17, Business Segment, Customer and Geographic Information in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Revenue by Contract Type

The following information is provided on the amounts of our revenue attributable to cost reimbursable, firm fixed-price (including proprietary software product sales) and time-and-materials contracts during each of the last three fiscal years:

	Years Ended June 30,
	2019		2018		2017
	(dollars in thousands)
Cost reimbursable	$2,764,291	55.4%	$2,276,589	51.0%	$2,128,063	48.9%
Firm fixed-price	1,465,559	29.4	1,455,167	32.6	1,407,409	32.3
Time and materials	756,491	15.2	736,104	16.4	819,145	18.8
Total	$4,986,341	100.0%	$4,467,860	100.0%	$4,354,617	100.0%

Available Information

Our telephone number is (703) 841-7800 and our website can be accessed at www.caci.com. We make our web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website at www.caci.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Documents filed by us with the SEC can also be viewed at www.sec.gov.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties that we face. Our business is also subject to general risks and uncertainties, such as overall U.S. and non-U.S. economic and industry conditions including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic and business conditions, that affect many other companies. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impact our business operations and liquidity.

We generate substantially all of our revenue from contracts with the federal government.  If the federal government significantly decreased or ceased doing business with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

The federal government is our primary customer, with revenue from federal government contracts, either as a prime contractor or a subcontractor, accounting for 95.3 percent of our total revenue in FY2019 and 94.8 percent of our total revenue in FY2018. Specifically, we generated 70.0 percent of our total revenue in FY2019 and 67.9 percent of our total revenue in FY2018 from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government or any significant agency in the intelligence community or the DoD, if our reputation or relationship with government agencies was impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

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

Because we derive substantially all of our revenue from contracts with the federal government, we believe that the success and development of our business will continue to depend on our successful participation in federal government contract programs. Changes in federal government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts.  Refer to the “Budgetary Environment” section within “Industry Trends” above for further discussion.

At times, we may continue to work without funding, and use our own internal funds in order to meet our customer’s desired delivery dates for products or services. It is uncertain at this time which of our programs’ funding could be reduced in future years or whether new legislation will be passed by Congress in the next fiscal year that could result in additional or alternative funding cuts.

Additionally, our business could be affected if we experience an increase in set-asides for small businesses that could result in our inability to compete directly for prime contracts.

Our federal government contracts may be terminated by the government at any time and may contain other provisions permitting the government not to continue with contract performance, and if lost contracts are not replaced, our operating results may differ materially and adversely from those anticipated.

We generate substantially all of our revenue from federal government contracts that typically include a base period and discrete option periods. The option periods typically cover more than half of the contract’s potential duration. Federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government customer to terminate the contract for its convenience. A decision not to exercise option periods or to terminate contracts for convenience could result in significant revenue shortfalls from those anticipated.

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

Many of our federal government contracts require us to have security clearances and employ personnel with specified levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees lose or are unable to obtain necessary security clearances, we may not be able to win new business and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not generate the revenue anticipated from the contract which could cause our results to differ materially and adversely from those anticipated.

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

Our total backlog consists of funded and unfunded amounts. Funded backlog represents contract value that has been appropriated by a customer and is expected to be recognized into revenue. Unfunded backlog represents the sum of the unappropriated contract value on executed contracts and unexercised option years that is expected to be recognized into revenue. Our backlog may not result in actual revenue in any particular period, or at all, which could cause our actual results to differ materially and adversely from those anticipated.

The maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. For example, we generate a substantial portion of our revenue from government contracts in which we are not the sole provider, meaning that the government could turn to other companies to fulfill the contract. We also generate revenue from IDIQ contracts, which do not require the government to purchase a pre-determined amount of goods or services under the contract. Action by the government to obtain support from other contractors or failure of the government to order the quantity of work anticipated could cause our actual results to differ materially and adversely from those anticipated.

Without additional Congressional appropriations, some of the contracts included in our backlog will remain unfunded, which could materially and adversely affect our future operating results.

Many of our federal government contracts include multi-year performance periods in which Congress appropriates funds on an annual basis. As a result, a majority of our contracts are only partially funded at any point during their full performance period and unfunded contract work is subject to future appropriations by Congress. As a result of a lack of appropriated funds or efforts to reduce federal government spending, our backlog may not result in revenue or may be delayed. We calculate our unfunded backlog based on the aggregate contract revenue that we have the potential to realize.  If our backlog estimate is inaccurate and we fail to realize those amounts as revenue, our future operating results could be materially and adversely affected.

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

We generated 29.4 percent of our total revenue in FY2019 and 32.6 percent of our total revenue in FY2018 from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-materials basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.

When making proposals for engagements on a fixed-price basis, we rely on our estimates of costs and timing for completing the projects. These estimates reflect our best judgment regarding our capability to complete the task efficiently. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside of our control, could make these contracts less profitable or unprofitable. From time to time, unexpected costs and unanticipated delays have caused us to incur losses on fixed-price contracts, primarily in connection with state government customers. On rare occasions, these losses have been significant. In the event that we encounter such problems in the future, our actual results could differ materially and adversely from those anticipated.

Our earnings and margins may vary based on the mix of our contracts and programs.

At June 30, 2019, our backlog included cost reimbursable, time-and-materials and fixed-price contracts. Cost reimbursable and time-and-materials contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may therefore vary materially and adversely depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

Goodwill accounts for $3.3 billion of our recorded total assets. We evaluate the recoverability of recorded goodwill amounts annually or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income.

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

We conduct the majority of our international operations in the United Kingdom and the Netherlands. As a percentage of our total revenue, our international operations generated 3.1 percent and 3.7 percent in FY2019 and FY2018, respectively. Our international operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound and the Euro, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

Our senior secured credit facility (the Credit Facility) imposes certain restrictions on our ability to take certain actions which may have an impact on our business, operating results and financial condition.

The Credit Facility imposes certain operating and financial restrictions on us and requires us to meet certain financial covenants. These restrictions may significantly limit or prohibit us from engaging in certain transactions, including the following:

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

The Credit Facility consists of a $1,500.0 million revolving credit facility (the Revolving Facility) and a $938.4 million term loan facility (the Term Loan).  The Revolving Facility has sub-facilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.  At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $500.0 million or an amount subject to 3.50 times senior secured leverage, calculated assuming the revolving Facility is fully drawn, with applicable lender approvals.  At June 30, 2019, $785.0 million was outstanding under the revolving credit facility and $891.5 million was outstanding under the term loan.  In addition, the terms of the Credit Facility allow us to incur additional indebtedness from other sources so long as we satisfy the covenants in the agreement governing the Credit Facility.  If new debt is added to our current debt levels, the risks related to our ability to service that debt could increase.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

The Credit Facility matures on June 30, 2024.  Principal payments under the term loan are due in quarterly installments.  Our business may not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.

A change in control or fundamental change may adversely affect us.

The Credit Facility provides that certain change in control events will constitute a default.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of June 30, 2019, we leased office space at 152 U.S. locations containing an aggregate of approximately 3.6 million square feet located in 25 states and the District of Columbia. In four countries outside the U.S., we leased office space at 17 locations containing an aggregate of approximately 75,000 square feet. Our leases expire over the next 11 years, with a majority of our leases expiring within the next five years.  We anticipate that most of these leases will be renewed or replaced by other leases. All of our offices are in reasonably modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

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

On March 22, 2019, the District Court denied the United States’ motion to dismiss on grounds of sovereign immunity and CACI’s motion to dismiss on grounds of derivative sovereign immunity.  The District Court also granted the United States’ motion for summary judgment with respect to CACI’s third-party complaint.  On March 26, 2019, CACI filed a Notice of Appeal of the District Court’s March 22, 2019 decision.  On April 2, 2019, the U.S. Court of Appeals for the Fourth Circuit issued an Accelerated Briefing Order for the appeal.  On April 3, 2019, the District Court issued an Order cancelling the trial schedule and holding matters in abeyance pending disposition of the appeal.  On July 10, 2019, the U.S. Court of Appeals for the Fourth Circuit heard oral argument in Spartanburg, South Carolina on CACI’s appeal and took the matter under advisement.

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

The ranges of high and low sales prices of our common stock quoted on the New York Stock Exchange for each quarter during the fiscal years ended June 30, 2019 and 2018 were as follows:

	2019		2018
Quarter	High	Low	High	Low
1st	$200.85	$166.80	$142.85	$118.10
2nd	$188.00	$138.39	$147.31	$121.60
3rd	$187.07	$139.21	$159.40	$133.00
4th	$212.85	$180.38	$174.80	$147.15

We have never paid a cash dividend. Our present policy is to retain earnings to provide funds for the operation and expansion of our business. We do not intend to pay any cash dividends at this time. The Board of Directors will determine whether to pay dividends in the future based on conditions existing at that time, including our earnings, financial condition and capital requirements, as well as economic and other conditions as the board may deem relevant.

As of August 15, 2019, the number of stockholders of record of our common stock was approximately 212.  The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2019	8,309	$172.92	1,183,510	66,490
May 2019	—	—	—	—
June 2019	—	—	—	—
Total	8,309	$172.92	1,183,510

The following graph compares the cumulative 5-year total return to shareholders on CACI International Inc’s common stock relative to the cumulative total returns of the Russell 1000 index and the Dow Jones U.S. Computer Services Total Stock Market index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2014 and tracks it through June 30, 2019.

Comparison of Five Year Cumulative Total Returns

Performance Graph for

CACI International Inc

$100 invested on 6/30/14 in stock or index—including reinvestment of dividends.  Fiscal year ending June 30.

	June 30,
	2014	2015	2016	2017	2018	2019
CACI International Inc	$100.00	$115.21	$128.77	$178.11	$240.07	$291.40
Russell 1000	$100.00	$107.37	$110.52	$130.44	$149.41	$164.38
Dow Jones U.S. Computer Services Total Stock Market	$100.00	$101.45	$100.87	$114.95	$125.41	$135.93

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected financial data included below is from our audited financial statements for each of the fiscal years in the five years ended June 30, 2019. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the Notes thereto, included in Part II in this Annual Report on Form 10-K.

Income Statement Data

	Years Ended June 30,
	2019	2018 (1)	2017	2016	2015
	(amounts in thousands, except per share data)
Revenue	$4,986,341	$4,467,860	$4,354,617	$3,744,053	$3,313,452
Costs of revenue	4,608,474	4,127,160	4,057,356	3,479,303	3,077,071
Net income	265,604	301,171	163,671	142,799	126,195
Earnings per common share and common share equivalent:
Basic:
Weighted-average shares outstanding	24,833	24,616	24,401	24,262	23,948
Earnings per share	$10.70	$12.23	$6.71	$5.89	$5.27
Diluted:
Weighted-average shares and equivalent shares outstanding	25,395	25,255	25,069	24,802	24,388
Earnings per share	$10.46	$11.93	$6.53	$5.76	$5.17

(1)	Net income for FY2018 includes $103.3 million or $4.09 per diluted share of estimated tax benefits related to enactment of the Tax Cuts and Jobs Act on December 22, 2017. See Note 19.

Balance Sheet Data

	As of June 30,
	2019	2018	2017	2016	2015
	(amounts in thousands)
Total assets	$5,086,843	$4,034,206	$3,911,082	$3,987,341	$3,242,030
Long-term obligations	2,023,655	1,187,458	1,317,297	1,566,394	1,161,840
Working capital	339,798	392,210	353,158	356,662	266,429
Shareholders’ equity	2,371,466	2,106,887	1,793,721	1,607,313	1,480,272

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

Overview

We are a leading provider of information solutions and services to the U.S. government. For the year ended June 30, 2019, 95.3 percent of our revenue was generated from contracts with the U.S. government, including 70.0 percent from DoD customers and 25.3 percent from U.S. federal civilian agency customers. We also provide services to commercial customers and foreign government agencies.

For the year ended June 30, 2019, 92.0 percent of our revenue was from contracts where we were the lead, or “prime,” contractor. We have a diverse mix of contract revenue types, with 55.4 percent cost reimbursable, 29.4 percent fixed-price, and 15.2 percent time-and-materials for the year ended June 30, 2019.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes.  We consider the accounting policies and estimates addressed below to be the most important to our financial position and results of operations, either because of the significance of the financial statement item or because they require the exercise of significant judgment and/or use of significant estimates. Although we believe that the estimates are reasonable based on reasonably available facts, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods may differ.

We believe the following accounting policies require significant judgment due to the complex nature of the underlying transactions:

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

At contract inception, the Company determines whether the goods or services to be provided are to be accounted for as a single performance obligation or as multiple performance obligations.  This evaluation requires professional judgment as it may impact the timing and pattern of revenue recognition.  If multiple performance obligations are identified, we generally use the cost plus a margin approach to determine the relative standalone selling price of each performance obligation.

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

We evaluate goodwill as of the first day of the fiscal fourth quarter.  In addition, we will perform interim impairment testing should circumstances requiring it arise.  We completed our annual goodwill assessment as of April 1, 2019 and no impairment charge was necessary as a result of this assessment.  We have concluded that none of our reporting units are at risk of a goodwill impairment in the near term as their fair values are considerably greater than their carrying values.

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

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information.

Results of Operations

The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the three most recent fiscal years ended.

Consolidated Statements of Operations

Years ended June 30,

							Year to Year Change
	2019	2018	2017	2019	2018	2017	2018 to 2019		2017 to 2018
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(dollar amounts in thousands)
Revenue	$4,986,341	$4,467,860	$4,354,617	100.0%	100.0%	100.0%	$518,481	11.6%	$113,243	2.6%
Costs of revenue
Direct costs	3,304,053	2,978,608	2,934,804	66.3	66.7	67.4	325,445	10.9	43,804	1.5
Indirect costs and selling expenses	1,218,544	1,076,356	1,050,792	24.4	24.1	24.1	142,188	13.2	25,564	2.4
Depreciation and amortization	85,877	72,196	71,760	1.7	1.6	1.7	13,681	18.9	436	0.6
Total costs of revenue	4,608,474	4,127,160	4,057,356	92.4	92.4	93.2	481,314	11.7	69,804	1.7
Income from operations	377,867	340,700	297,261	7.6	7.6	6.8	37,167	10.9	43,439	14.6
Interest expense and other, net	49,958	42,036	48,642	1.0	0.9	1.1	7,922	18.8	(6,606)	(13.6)
Income before income taxes	327,909	298,664	248,619	6.6	6.7	5.7	29,245	9.8	50,045	20.1
Income tax (benefit) expense	62,305	(2,507)	84,948	1.3	-	1.9	64,812	2,585.2	(87,455)	(103.0)
Net income	$265,604	$301,171	$163,671	5.3%	6.7%	3.8%	$(35,567)	(11.8)%	$137,500	84.0%

Revenue

For the twelve months ended June 30, 2019, total revenue increased by $518.5 million or 11.6 percent, compared with the same period a year ago.  This increase was attributable to both acquired revenues and organic growth.  Acquired revenues accounted for $394.1 million and $23.8 million for FY2019 and FY2018, respectively.  See Note 4, Acquisitions, for further discussion of the FY2019 acquisitions.  The organic growth is primarily related to contracts performed for DoD customers.

The following table summarizes revenue by customer type with related percentages of revenue for the three most recent fiscal years:

	Years Ended June 30,
	2019		2018		2017
	(dollar amounts in thousands)
Department of Defense	$3,489,854	70.0%	$3,032,744	67.9%	$2,881,162	66.2%
Federal civilian agencies	1,263,681	25.3	1,202,023	26.9	1,259,348	28.9
Commercial and other	232,806	4.7	233,093	5.2	214,107	4.9
Total	$4,986,341	100.0%	$4,467,860	100.0%	$4,354,617	100.0%

For the twelve months ended June 30, 2019, DoD revenue increased $457.1 million or 15.1 percent in FY2019, compared with the same period a year ago.  Acquired revenues under DoD contracts accounted for $326.2 million and $4.0 million for FY2019 and FY2018, respectively.  DoD revenue includes services provided to the U.S. Army, our single largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenue includes work with the U.S. Navy and other DoD agencies across all of our major service offerings.

For the twelve months ended June 30, 2019, federal civilian agencies revenue increased $61.7 million or 5.1 percent, compared with the same period a year ago.  Acquired revenues under federal civilian agency contracts accounted for $58.8 million in FY2019 and were immaterial in FY2018. Federal civilian agency revenue includes services provided to non-DoD national intelligence agencies.

Commercial and other revenue decreased $0.3 million or (0.1) percent in FY2019, compared with the same period a year ago. Commercial and other revenue is generated from both domestic and international operations.  Of the total commercial and other revenue, domestic operations accounted for $75.9 million or 32.6 percent in FY2019, compared with $69.8 million or 30.0 percent in FY2018.  International operations accounted for $156.9 million or 67.4 percent in FY2019, compared with $163.3 million or 70.0 percent in FY2018.

Income from Operations

For the twelve months ended June 30, 2019, direct costs increased by $325.4 million, compared with the same period a year ago. As a percentage of revenue, total direct costs were 66.3 percent and 66.7 percent, respectively, for FY2019 and FY2018.  Direct costs include direct labor and other direct costs (ODCs), which include subcontracted labor, material purchases, and other related expenses.  Direct labor was the single largest component of direct costs, and was $1.5 billion and $1.3 billion in FY2019 and FY2018, respectively.  ODCs are typically incurred in response to specific customer tasks and may vary from period to period.  ODCs were $1.8 billion and $1.7 billion in FY2019 and FY2018, respectively.

For the twelve months ended June 30, 2019, indirect costs and selling expenses increased by $142.2 million, compared with the same period a year ago.  As a percentage of revenue indirect costs and selling expenses were 24.4 percent and 24.1 percent for FY2019 and FY2018, respectively.  Indirect costs and selling expenses include fringe benefits (attributable to both direct and indirect labor), facilities, marketing and bid and proposal (B&P) costs, indirect labor and other discretionary expenses.  Indirect expenses increased primarily from transaction costs related to the Company’s acquisitions, increased independent research and development (IR&D) efforts, increased B&P costs and additional fringe benefits for our large workforce.

Depreciation and amortization expense increased $13.7 million, or 18.9 percent in FY2019, compared with the same period a year ago.  This increase was primarily attributable to intangible amortization from acquisitions and depreciation from the Company’s higher average property and equipment.

Interest expense and other, net increased $7.9 million, or 18.8 percent in FY2019, compared with the same period a year ago.  The increase is primarily attributable to higher outstanding debt balances on the Company’s Credit Facility in support of acquisitions.  In addition, the Company incurred purchase discount fees on its MARPA Facility (as discussed and defined within Note 13).

The effective income tax rate in FY2019, FY2018, and FY2017, was 19.0 percent, (0.8) percent, and 34.2 percent, respectively. The effective income tax rate for FY2019 is higher than FY2018 primarily due to the Tax Cuts and Jobs Act (TCJA), specifically the favorable impact of the one-time remeasurement of deferred taxes in FY2018.  In each period, the effective tax rate was favorably affected by excess tax benefits from employee share-based payment awards under ASU 2016-09, a benefit from the research and development tax credit, and gains from the change in value of assets invested in corporate-owned life insurance (COLI) policies.

Effects of Inflation

During FY2019, 55.4 percent of our revenue was generated under cost-reimbursable contracts which automatically adjust revenue to cover costs that are affected by inflation.  15.2 percent of our revenue was generated under T&M contracts, where labor rates for many of the services provided are often fixed for several years. Under certain T&M contracts containing IDIQ procurement arrangements, we adjust labor rates annually as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our T&M and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.

Liquidity and Capital Resources

Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our MARPA Facility (as defined and discussed in Note 13) and available borrowings under our Credit Facility (as defined in Note 14) described below.

The Company has a $2,438.4 million Credit Facility, which consists of an $1,500.0 million Revolving Facility and a $938.4 million Term Loan.  The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of June 30, 2019, $891.5 million was outstanding under the Term Loan, $785.0 million was outstanding under the Revolving Facility and no borrowings on the swing line.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million until the balance is due in full on June 30, 2024.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at our option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon our consolidated total leverage ratio.

The Credit Facility requires us to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting our ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  Since the inception of the Credit Facility, we have been in compliance with all of the financial covenants.  A majority of our assets serve as collateral under the Credit Facility.

Cash and cash equivalents were $72.0 million and $66.2 million as of June 30, 2019 and 2018, respectively. Our operating cash flow was $555.3 million for FY2019, which includes $192.5 million of cash provided by sales under the MARPA Facility, compared with $321.5 million for the same period ended FY2018. Days-sales outstanding (DSO) was 54 and 60 at June 30, 2019 and 2018, respectively. The decrease in DSO is primarily related to sales of receivables under our MARPA Facility and timing of cash collections.

Cash used in investing activities was $1.1 billion and $114.6 million during FY2019 and FY2018, respectively. During FY2019 we paid $1.08 billion for business acquisitions, as compared to $76.9 million during FY2018.  Purchases of office and computer related equipment of $47.9 million and $41.6 million in FY2019 and FY2018, respectively, accounted for a majority of the remaining funds used in investing activities.

Cash provided by financing activities was $579.6 million during FY2019 compared to cash flows used in financing activities of $206.5 million during FY2018.  During FY2019, we had net borrowings of $599.9 million under our Credit Facility compared to net repayments of $173.4 million in FY2018.  During FY2019 and FY2018, we paid $0.6 million and $11.6 million, respectively, in settlement of contingent consideration for various acquisitions.  During FY2019 and FY2018 we also paid taxes on the settlement of employees equity transactions of $19.6 million and $21.4 million, respectively.

We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. We may in the future seek to borrow additional amounts under a long-term debt security. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under the Credit Facility and any other indebtedness we may incur will depend on our future financial performance which will be affected by many factors outside of our control, including current worldwide economic conditions and financial market conditions.

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

The following table summarizes our contractual obligations as of June 30, 2019 that require us to make future cash payments:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(amounts in thousands)
Contractual obligations (1):
Bank credit facility-term loan (2)	$891,475	$46,920	$93,840	$750,715	$—
Bank credit facility-revolver loan (2)	785,000	—	—	785,000	—
Interest payments (3)	139,470	29,728	56,966	52,776	—
Operating leases (4)	447,552	81,027	135,986	97,747	132,792
Deferred consideration (5)	7,045	535	6,510	—	—
Other long-term liabilities
Deferred compensation (6)	98,978	6,687	10,166	5,902	76,223
Transition tax (7)	5,071	600	1,199	2,623	649
Total	$2,374,591	$165,497	$304,667	$1,694,763	$209,664

(1)

The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined.  See Note 19 for additional information regarding taxes and related matters.

(2)	See Note 14 to our consolidated financial statements for additional information regarding debt and related matters.
(3)

Interest payments are estimated through the maturity date of the Term Loan.  Variable rate interest obligations are estimated based on rates as of June 30, 2019.  Interest payments under the Revolving Facility have been excluded because a reasonable estimate of the timing and amount of cash out flows cannot be determined.

(4)	See Note 15 to our consolidated financial statements for additional information regarding operating lease commitments.
(5)	Represents deferred payment obligations related to acquisitions.
(6)	This liability is substantially offset by COLI held by the Company to fund the payment of the liability to the plan participant. See Note 20.
(7)	Represents transition tax related to the TCJA (see Note 19).

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $900.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rate, interest expense on our variable rate debt for the twelve months ended June 30, 2019 would have fluctuated by approximately $7.6 million.

Approximately 3.1 percent and 3.7 percent of our total revenue in FY2019 and FY2018, respectively, was generated from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange rate fluctuations. To the extent that it is not possible to do so, there is some risk that profits will be affected by foreign currency exchange rate fluctuations. As of June 30, 2019, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $34.1 million. Although these balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to reinvest earnings from our foreign subsidiaries.  This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of CACI International Inc and subsidiaries are provided in Part IV in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

A.	Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2019. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

B.	Internal Control Over Financial Reporting

The management of CACI is responsible for establishing, maintaining, and assessing the effectiveness of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

We maintain internal controls over financial reporting that are designed to provide reasonable assurance regarding the reliability of financial reporting, and the preparation of financial statements. CACI’s internal control over financial reporting includes those policies and procedures that 1) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; 2) ensure the maintenance of records that accurately and fairly reflect our transactions; 3) ensure that our receipts, expenditures and asset dispositions are made in accordance with director and management authorizations; and 4) provide reasonable assurance that our assets are properly safeguarded.

With the participation of our CEO and CFO, we performed an evaluation of the effectiveness of the internal control over financial reporting to comply with the rules on internal control over financial reporting issued pursuant to the Sarbanes-Oxley Act of 2002. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on the evaluation procedures, our management, including the CEO and CFO, concluded that, as of June 30, 2019, our internal control over financial reporting was effective based on those criteria. In addition, our independent registered public accounting firm evaluated the effectiveness of our internal control over financial reporting.

On January 29, 2019, CACI acquired all of the equity interests of Mastodon Design LLC (Mastodon).  On March 1, 2019, CACI acquired all of the equity interests of Legos Intermediate Holdings, LLC and MDCP Legos Blocker, Inc., the parent companies of LGS Innovations (LGS).  As permitted by the SEC, management has excluded Mastodon and LGS from our assessment of the effectiveness of internal control over financial reporting due to the timing of the acquisitions in relation to our fiscal year ended June 30, 2019.  Total assets and revenue from the acquired companies represent approximately 21.9 percent and 3.1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2019.

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

Item 10. Directors, Executive Officers and Corporate Governance

Except for the specific disclosures below, the information required by this Item 10 is included under the headings “Executive Officers” and “Corporate Governance” in our 2019 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2019 (2019 Proxy Statement) and is incorporated by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be incorporated herein by reference to the Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 will be incorporated herein by reference to the Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 will be incorporated herein by reference to the Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be incorporated herein by reference to the Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this Report
(1)	Financial Statements

The financial statements are included under Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statements Schedules

All schedules have been omitted because the required information is included in the financial statements included under Item 8 of this Annual Report on Form 10-K or the notes thereto, or because it is not required.

(3)	Exhibits

See exhibits listed under Part (b) below.

(b)	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Stock Purchase Agreement, dated as of December 7, 2015, by and among CACI International Inc, CACI, Inc.-Federal and L-3 Communications Corporation.		8-K	December 8, 2015	2.1

3.1	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 16, 2017.		8-K	March 21, 2017	3.1

10.1	The 2002 Employee Stock Purchase Plan of CACI International Inc, as amended. *		Def 14A	October 3, 2013	Appendix A

10.2	Amended and Restated Management Stock Purchase Plan of CACI International Inc. *		10-K	August 27, 2008	10.5

10.3	Amended and Restated Employment Agreement dated July 1, 2007 between J.P. London and CACI International Inc. *		10-K	August 29, 2007	10.21

10.4	Severance Compensation Agreement dated October 1, 2007 between Thomas A. Mutryn and CACI International Inc. *		S-1/A	October 9, 2007	10.25

10.5	Severance Compensation Agreement dated June 16, 2008 between Gregory R. Bradford and CACI International Inc. *		10-K	August 27, 2008	10.23

10.6	CACI International Inc 2006 Stock Incentive Plan, as amended and restated. *		Def 14A	October 6, 2011	Appendix A

10.7	CACI International Inc 2016 Amended and Restated Incentive Compensation Plan. *		Def 14A	October 6, 2016	Appendix A

10.8	Amendment to the CACI International Inc Management Stock Purchase Plan dated June 23, 2010. *		10-K	August 25, 2010	10.34

10.9	Credit Agreement by and among CACI International Inc as borrower; Bank of America, N.A. as administrative agent, swing line lender and L/C issuer; JP Morgan Chase Bank, N.A., as syndication agent; and each of the lenders named therein.		8-K	October 27, 2010	10.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.10	Form of CACI International Inc 2006 Stock Incentive Plan Performance Restricted Stock Unit Grant Agreement. *		10-Q	February 4, 2011	10.2

10.11	Form of CACI International Inc 2006 Stock Incentive Plan Restricted Stock Unit (RSU) Grant Agreement. *		10-Q	May 6, 2011	10.1

10.12	Amendment dated May 17, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 19, 2011	10.2

10.13	Form of Non-Employee Director Restricted Stock Unit Grant Agreement. *		10-K	August 29, 2011	10.30

10.14	Amendment dated November 18, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 22, 2011	10.3

10.15	Form of Restricted Stock Unit (RSU) Agreement under CACI International Inc Management Stock Purchase Plan. *		S-8	February 6, 2012	10.13

10.16	Form of Stock Grant Agreement under CACI International Inc Director Stock Purchase Plan. *		S-8	February 6, 2012	10.15

10.17	Amended and Restated Director Stock Purchase Plan of CACI International Inc. *		10-Q	May 4, 2012	10.1

10.18	Severance Compensation Agreement dated July 1, 2012 between John S. Mengucci and CACI International Inc. *		10-K	August 28, 2012	10.38

10.19	Lender Joinder and Increase Agreement dated as of October 26, 2012 between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	October 31, 2012	10.4

10.20	Amendment dated August 6, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	August 12, 2013	10.4

10.21	Employment Agreement dated February 20, 2013 between Kenneth Asbury and CACI International Inc. *		10-K	August 27, 2013	10.40

10.22	Amendment dated October 31, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 5, 2013	10.5

10.23	Amendment dated November 15, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 18, 2013	10.6

10.24	Amendment dated April 22, 2015 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	April 28, 2015	10.7

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.25	Amendment dated May 21, 2015 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 27, 2015	10.8

10.26	Eighth Amendment dated January 29, 2016 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	February 3, 2016	10.9

10.27	First Incremental Facility Amendment dated February 1, 2016 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	February 3, 2016	10.10

10.28	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc 2006 Stock Incentive Plan. *		8-K	December 1, 2017	10.1

10.29	Ninth Amendment dated May 3, 2018 to the Credit Agreement, dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 9, 2018	10.1

10.30	Form of Non-Employee Director Restricted Stock Unit Grant Agreement issued pursuant to the 2016 Incentive Compensation Plan. *		10-K	August 21, 2017	10.30

10.31	Form of RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan. *		10-K	August 21, 2017	10.31

10.32	Supplemental Executive Retirement Plan dated June 3, 2019 between John S. Mengucci and CACI International Inc.	X

10.33	Employment Agreement dated July 1, 2019 between John S. Mengucci and CACI International Inc.	X

21.1	Significant Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
101

The following materials from the CACI International Inc Annual Report on Form 10-K for the year ended June 30, 2019 formatted in eXtensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Operations for the years ended June 30, 2019, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the years ended June 30, 2019, 2018 and 2017, (iii) Consolidated Balance Sheets as of June 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2019, 2018 and 2017, (v) Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2019, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements. **

*	Denotes a management contract, compensatory plan, or arrangement.
**	Submitted electronically herewith.

Report of Management on Internal Control Over Financial Reporting

August 21, 2019

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2019.

The Company’s management has excluded Mastodon Design LLC (Mastodon) and LGS Innovations (LGS) from its assessment of its internal controls over financial reporting due to the timing of the acquisitions in relation to our fiscal year ended June 30, 2019.  Total assets and revenue from the acquired companies represent approximately 21.9 percent and 3.1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2019.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included herein and has reported on the Company’s internal control over financial reporting as of June 30, 2019.

/s/ John Mengucci	/s/ Thomas A. Mutryn
John Mengucci	Thomas A. Mutryn
President,	Executive Vice President and
Chief Executive Officer and Director	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CACI International Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CACI International Inc (the Company) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 21, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statement that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition based on the percentage of completion method
Description of the Matter

As described in Notes 2 and 11 to the consolidated financial statements, the Company records revenue using the percentage of completion method based on costs incurred for applicable contracts. For those contracts, the Company estimates variable consideration (e.g., award or incentive fees) and the estimated costs at completion (EAC).  Changes in variable consideration and contract EACs can occur over the contract performance period for a variety of reasons including changes in contract scope and schedule and technical issues that may affect the award or incentive fee earned and total costs at completion.  Significant changes in estimates could have a material effect on the Company’s results of operations.

Auditing revenue recognition based on the percentage of completion method involved subjective auditor judgment because the Company’s estimates include time and materials necessary to complete the contract and management’s expectation of award and incentive fees that will be earned.  These estimates are based on management’s assessment of the current status of the contract as well as historical results.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for percentage of completion revenue recognition. For example, we tested controls over the determination of significant assumptions regarding award or incentive fees that will be earned, future costs based on the current status of the contract, and changes in EAC estimates.

To test the estimate of revenue recognition based on the percentage of completion method, our audit procedures included among others, comparing estimates of hours and materials and award or incentive fees to historical results of similar contracts, agreeing the key terms, including the terms of the award and incentive fees, to contract documentation and management’s estimates, and obtaining an understanding of contract performance through review of customer correspondence.

Valuation of Acquired Intangible Assets
Description of the Matter

As described in Notes 2 and 4 to the consolidated financial statements, the Company completed the acquisitions of LGS Innovations (LGS) and Mastodon Design LLC (Mastodon) during the year ended June 30, 2019. The Company’s accounting for the acquisitions included determining the fair value of the intangible assets acquired, which primarily included technology and customer relationships.

Auditing the Company's accounting for the acquired intangible assets of LGS and Mastodon involved subjective auditor judgment due to the significant estimation required in management’s determination of the fair value of intangible assets. The significant estimation was primarily due to the sensitivity of the respective fair values to underlying assumptions including discount rates, projected revenue growth rates and profit margins. These assumptions relate to the future performance of the acquired businesses, are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for accounting for acquired intangible assets.  For example, we tested controls over management’s review of the valuation of intangible assets, including the review of the valuation model and significant assumptions used in the valuation.

To test the fair value of these acquired intangible assets, our audit procedures included, among others, evaluating the Company's use of valuation methodologies, evaluating the prospective financial information and testing the completeness and accuracy of underlying data. We involved our valuation specialists to assist in testing the significant assumptions used to value the acquired intangible assets.  For example, we compared the significant assumptions to current industry, market and economic trends, historical results of the acquired businesses and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Tysons, Virginia

August 21, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CACI International Inc

Opinion on Internal Control over Financial Reporting

We have audited CACI International Inc’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CACI International Inc (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.

As indicated in the Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired entities LGS Innovations and Mastodon Design Inc, which are included in the 2019 consolidated financial statements of the Company and constituted 21.9 percent of total assets as of June 30, 2019 and 3.1 percent of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of LGS Innovations or Mastodon Design Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated August 21, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia

August 21, 2019

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Fiscal Year Ended June 30,
	2019	2018	2017
Revenue	$4,986,341	$4,467,860	$4,354,617
Costs of revenue:
Direct costs	3,304,053	2,978,608	2,934,804
Indirect costs and selling expenses	1,218,544	1,076,356	1,050,792
Depreciation and amortization	85,877	72,196	71,760
Total costs of revenue	4,608,474	4,127,160	4,057,356
Income from operations	377,867	340,700	297,261
Interest expense and other, net	49,958	42,036	48,642
Income before income taxes	327,909	298,664	248,619
Income tax (benefit) expense	62,305	(2,507)	84,948
Net income	$265,604	$301,171	$163,671
Basic earnings per share	$10.70	$12.23	$6.71
Diluted earnings per share	$10.46	$11.93	$6.53
Weighted-average basic shares outstanding	24,833	24,616	24,401
Weighted-average diluted shares outstanding	25,395	25,255	25,069

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Fiscal Year Ended June 30,
	2019	2018	2017
Net income	$265,604	$301,171	$163,671
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,103)	1,986	(2,804)
Effects of post-retirement adjustments, net of tax	(109)	627	184
Change in fair value of interest rate swap agreements, net of tax	(17,914)	7,473	14,587
Other comprehensive income (loss), net of tax	(24,126)	10,086	11,967
Comprehensive income	$241,478	$311,257	$175,638

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$72,028	$66,194
Accounts receivable, net	869,840	806,871
Prepaid expenses and other current assets	89,652	58,126
Total current assets	1,031,520	931,191
Goodwill	3,336,079	2,620,835
Intangible assets, net	436,115	241,755
Property and equipment, net	149,676	101,140
Supplemental retirement savings plan assets	92,736	91,490
Accounts receivable, long-term	7,381	8,620
Other long-term assets	33,336	39,175
Total assets	$5,086,843	$4,034,206
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,920	$46,920
Accounts payable	118,917	82,017
Accrued compensation and benefits	290,274	259,442
Other accrued expenses and current liabilities	235,611	150,602
Total current liabilities	691,722	538,981
Long-term debt, net of current portion	1,618,093	1,015,420
Supplemental retirement savings plan obligations, net of current portion	92,291	86,851
Deferred income taxes	205,339	200,880
Other long-term liabilities	107,932	85,187
Total liabilities	2,715,377	1,927,319
Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,314 issued and 24,880 outstanding at June 30, 2019 and 42,139 issued and 24,704 outstanding at June 30, 2018	4,231	4,214
Additional paid-in capital	576,277	570,964
Retained earnings	2,410,164	2,126,790
Accumulated other comprehensive loss	(43,156)	(19,030)
Treasury stock, at cost (17,434 and 17,434 shares, respectively)	(576,185)	(576,186)
Total CACI shareholders’ equity	2,371,331	2,106,752
Noncontrolling interest	135	135
Total shareholders’ equity	2,371,466	2,106,887
Total liabilities and shareholders’ equity	$5,086,843	$4,034,206

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal Year Ended June 30,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$265,604	$301,171	$163,671
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	85,877	72,196	71,760
Amortization of deferred financing costs	2,406	4,061	4,484
Loss on extinguishment of debt	363	104	—
Loss on disposal of assets	70	989	1,025
Stock-based compensation expense	25,272	23,628	21,945
Deferred income taxes	(1,009)	(77,324)	15,148
Equity in earnings of unconsolidated ventures	—	—	(167)
Gain on sale of assets	—	—	(1,545)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	96,754	(42,575)	46,158
Prepaid expenses and other assets	(5,372)	(9,146)	(5,221)
Accounts payable and other accrued expenses	70,692	1,097	(46,825)
Accrued compensation and benefits	8,387	13,544	12,048
Income taxes payable and receivable	1,119	6,090	(9,954)
Deferred rent	(538)	(183)	(952)
Long-term liabilities	5,672	27,808	9,675
Net cash provided by operating activities	555,297	321,460	281,250
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(47,902)	(41,594)	(43,268)
Cash paid for business acquisitions, net of cash acquired	(1,082,809)	(76,910)	(7,276)
Proceeds from net working capital and other refunds of acquired business	—	—	19,287
Proceeds from equity method investments	—	—	4,681
Other	2,729	3,898	1,772
Net cash used in investing activities	(1,127,982)	(114,606)	(24,804)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	2,531,500	477,000	485,500
Principal payments made under bank credit facilities	(1,928,420)	(647,474)	(714,465)
Payment of financing costs under bank credit facilities	(3,177)	(2,915)	—
Payment of contingent consideration	(616)	(11,553)	—
Proceeds from employee stock purchase plans	5,702	4,929	4,316
Repurchases of common stock	(5,838)	(5,138)	(4,386)
Payment of taxes for equity transactions	(19,595)	(21,365)	(10,951)
Net cash provided by (used in) financing activities	579,556	(206,516)	(239,986)
Effect of exchange rate changes on cash and cash equivalents	(1,037)	317	(3)
Net increase in cash and cash equivalents	5,834	655	16,457
Cash and cash equivalents, beginning of year	66,194	65,539	49,082
Cash and cash equivalents, end of year	$72,028	$66,194	$65,539
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$68,303	$57,941	$79,268
Cash paid during the period for interest	$44,673	$40,100	$45,015
Non-cash financing and investing activities:
Accrued capital expenditures	8,223	609	667
Landlord sponsored tenant incentives	$5,180	$—	$—

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, June 30, 2016	41,758	$4,176	$558,324	$1,661,948	$(41,083)	17,435	$(576,187)	$1,607,178	$135	$1,607,313
Net income	—	—	—	163,671	—	—	—	163,671	—	163,671
Stock-based compensation expense	—	—	21,945	—	—	—	—	21,945	—	21,945
Tax withholdings on restricted share vesting	138	14	(10,957)	—	—	—	—	(10,943)	—	(10,943)
Change in fair value of interest rate swap agreements, net	—	—	—	—	14,587	—	—	14,587	—	14,587
Currency translation adjustment	—	—	—	—	(2,804)	—	—	(2,804)	—	(2,804)
Repurchases of common stock	—	—	(236)	—	—	41	(4,150)	(4,386)	—	(4,386)
Treasury stock issued under stock purchase plans	—	—	4	—	—	(41)	4,150	4,154	—	4,154
Post-retirement benefit costs	—	—	—	—	184	—	—	184	—	184
BALANCE, June 30, 2017	41,896	4,190	569,080	1,825,619	(29,116)	17,435	(576,187)	1,793,586	135	1,793,721
Net income	—	—	—	301,171	—	—	—	301,171	—	301,171
Stock-based compensation expense	—	—	23,628	—	—	—	—	23,628	—	23,628
Tax withholdings on restricted share vesting	243	24	(21,368)	—	—	—	—	(21,344)	—	(21,344)
Change in fair value of interest rate swap agreements, net	—	—	—	—	7,473	—	—	7,473	—	7,473
Currency translation adjustment	—	—	—	—	1,986	—	—	1,986	—	1,986
Repurchases of common stock	—	—	(383)	—	—	36	(4,755)	(5,138)	—	(5,138)
Treasury stock issued under stock purchase plans	—	—	7	—	—	(37)	4,756	4,763	—	4,763
Post-retirement benefit costs	—	—	—	—	627	—	—	627	—	627
BALANCE, June 30, 2018	42,139	$4,214	$570,964	$2,126,790	$(19,030)	17,434	$(576,186)	$2,106,752	$135	$2,106,887
Net income	—	—	—	265,604	—	—	—	265,604	—	265,604
Cumulative effect adjustment of ASC 606, net of taxes	—	—	—	17,770	—	—	—	17,770	—	17,770
Stock-based compensation expense	—	—	25,272	—	—	—	—	25,272	—	25,272
Tax withholdings on restricted share vesting	175	17	(19,572)	—	—	—	—	(19,555)	—	(19,555)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(17,914)	—	—	(17,914)	—	(17,914)
Currency translation adjustment	—	—	—	—	(6,103)	—	—	(6,103)	—	(6,103)
Repurchases of common stock	—	—	(392)	—	—	34	(5,446)	(5,838)	—	(5,838)
Treasury stock issued under stock purchase plans	—	—	5	—	—	(34)	5,447	5,452	—	5,452
Post-retirement benefit costs					(109)			(109)		(109)
BALANCE, June 30, 2019	42,314	$4,231	$576,277	$2,410,164	$(43,156)	17,434	$(576,185)	$2,371,331	$135	$2,371,466

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods.  The most significant of these estimates and assumptions relate to estimating contract revenue and costs, measuring progress against the Company’s performance obligations, assessing the fair value of its acquired assets and liabilities accounted for through business acquisitions, valuing and determining the amortization periods for long-lived intangible assets, assessing the recoverability of long-lived assets, reserves for accounts receivable, and reserves for contract related matters.  Management evaluates its estimates on an ongoing basis using the most current and available information.  However, actual results may differ significantly from estimates.  Changes in estimates are recorded in the period in which they become known.

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

At contract inception, the Company determines whether the goods or services to be provided are to be accounted for as a single performance obligation or as multiple performance obligations.  This evaluation requires professional judgment and it may impact the timing and pattern of revenue recognition.  If multiple performance obligations are identified, we generally use the cost plus a margin approach to determine the relative standalone selling price of each performance obligation.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Costs of Revenue

Costs of revenue include all direct contract costs including subcontractor costs, as well as indirect overhead costs and selling, general and administrative expenses that are allowable and allocable to contracts under federal procurement standards. Costs of revenue also include expenses that are unallowable under applicable procurement standards and are not allocable to contracts for billing purposes. Such unallowable expenses do not directly generate revenue but are necessary for business operations.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at amounts earned less an allowance for doubtful accounts.  The Company periodically reassesses the adequacy of its allowance for doubtful accounts by analyzing reasonably available information as of the balance sheet date, including the length of time that the receivable has been outstanding, historical bad debts and aging trends, and other general and contract specific factors.  Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for doubtful accounts reserve

Contract Assets

Contract assets include unbilled receivables in which our right to consideration is conditional on factors other than the passage of time.  Contract assets exclude billed and billable receivables.

In addition, the costs to fulfill and obtain a contract are considered for capitalization based on contract specific facts and circumstances.  The incremental costs to fulfill a contract (e.g. ramp up costs at the beginning of the period of performance) may be capitalized when expenses are incurred prior to satisfying a performance obligation.  The incremental costs of obtaining a contract (e.g. sales commissions) are capitalized as an asset when the Company expects to recover them either directly or indirectly through the revenue arrangement’s profit margins. These capitalized costs are subsequently expensed over the revenue arrangement’s period of performance.  The Company has elected to apply the practical expedient to immediately expense the costs to obtain a contract when the performance obligation will be completed within twelve months of contract inception.

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

Inventories

Inventories are stated at the lower of cost or net realizable value.  A provision for damaged, deteriorated, or obsolete inventory is recorded based on historical usage patterns and forecasted sales.  As of June 30, 2019 and 2018, the Company had $47.2 million and $25.9 million of net inventory, respectively, included within prepaid expenses and other current assets on the accompanying consolidated balance sheets.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Business Combinations and Goodwill

The purchase price of an acquired business is allocated to the tangible assets and separately identifiable intangible assets acquired less liabilities assumed based upon their respective fair values, with the excess recorded as goodwill.  Determining the fair value of the acquired intangibles requires significant judgment in selecting underlying assumptions, including projected revenue growth rates, profit margins, and discount rates.  In some cases, the Company uses discounted cash flow analyses, which were based on our best estimate of future sales, earnings and cash flows after considering such factors as general market conditions, customer budgets, existing firm and future orders, changes in working capital, long-term business plans and recent operating performance.  Use of different estimates and judgments could yield materially different results.

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

The Company evaluates goodwill as of the first day of the fiscal fourth quarter.  In addition, the Company will perform interim impairment testing should circumstances requiring it arise.  The Company completed its annual goodwill assessment as of April 1, 2019 and no impairment charge was necessary as a result of this assessment.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.

The fair value of the Company’s debt under its bank credit facility approximates its carrying value at June 30, 2019. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities.

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

Other Comprehensive Income (Loss)

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenue, expenses, and gains and losses that under U.S. GAAP are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income consist of foreign currency translation adjustments; the changes in the fair value of interest rate swap agreements, net of tax of $6.4 million, $4.2 million and $9.5 million for the years ended June 30, 2019, 2018 and 2017, respectively; and differences between actual amounts and estimates based on actuarial assumptions and the effect of changes in actuarial assumptions made under the Company’s post-retirement benefit plans, net of tax (see Note 16).

As of June 30, 2019 and 2018, accumulated other comprehensive loss included a loss of $33.6 million and $27.5 million, respectively, related to foreign currency translation adjustments, a loss of $9.0 million and a gain of $0.9 million, respectively, related to the fair value of its interest rate swap agreements, and a loss of $0.6 million and $0.5 million, respectively, related to unrecognized post-retirement costs.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified on the statement of cash flows to reduce diversity in practice.  The Company adopted this standard on July 1, 2018 and applied the standard retrospectively.  As a result of adoption, the Company reclassified $3.7 million of proceeds received from the settlement of corporate owned life insurance (COLI) policies from operating activities to investing activities on the Consolidated Statement of Cash Flows for the year ended June 30, 2018.  During the year ended June 30, 2019, $2.7 million of COLI proceeds are presented as investing activities.

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing guidance on accounting for leases.  The new standard requires lessees to put virtually all leases on the balance sheet by recognizing lease assets and lease liabilities. Lessor accounting is largely unchanged from that applied under previous guidance. The amended guidance is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2018, and requires a modified retrospective approach.  Early adoption is permitted. The Company adopted this standard on July 1, 2019 for its FY2020, and has substantially completed its adoption, including measuring its existing leases, reviewing lease contracts, implementing a new lease accounting solution and establishing accounting policy and internal control changes. The Company has elected to adopt certain practical expedients provided under ASC 842, including reassessment of whether expired or existing contracts contain leases, reassessment of lease classification for expired or existing leases, and reassessing initial direct costs for existing leases. We expect that upon adoption we will recognize a right-of-use asset ranging from $345-$365 million and lease liability ranging from $390-$410 million on our balance sheet, which is inclusive of required conforming balance sheet reclassifications. We do not expect the standard to have a material impact on our cash flows or results of operations. The Company is continuing to refine its processes in order to meet the accounting and disclosure requirements upon adoption of Topic 842 in the first quarter of FY2020.

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

Effective July 1, 2018, the Company adopted ASC 606 using the modified retrospective method, whereby the cumulative effect of applying the standard was recognized through shareholders’ equity on the date of adoption.  In addition, for our fiscal year ending June 30, 2019 and the interim reporting periods therein, the Company is required to disclose the amount by which each financial statement line item was affected by the new standard.  The Company’s comparative information, for prior periods presented before July 1, 2018, has not been restated and continues to be reported under ASC 605.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In addition, under the modified retrospective approach for adopting ASC 606, for FY2019 and the interim reporting periods therein, the Company is required to disclose the amount by which each financial statement line item was affected by the new standard.  The Company’s comparative information, for prior periods presented before July 1, 2018, has not been restated and continues to be reported under ASC 605.  The table below presents the impact of adoption of ASC 606 on our consolidated statement of operations for the year ended June 30, 2019 (in thousands):

	Year Ended June 30, 2019
	As Adjusted Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Revenue	$4,975,846	$10,495	$4,986,341
Costs of revenue:
Direct costs	3,304,053	—	3,304,053
Indirect costs and selling expenses	1,220,317	(1,773)	1,218,544
Depreciation and amortization	85,877	—	85,877
Total costs of revenue	4,610,247	(1,773)	4,608,474
Income from operations	365,599	12,268	377,867
Interest expense and other, net	49,958	—	49,958
Income before taxes	$315,641	$12,268	$327,909
Income tax expense	59,179	3,126	62,305
Net income	$256,462	$9,142	$265,604
Basic earnings per share	$10.33	$0.37	$10.70
Diluted earnings per share	$10.10	$0.36	$10.46

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended June 30, 2019, the effect of ASC 606 was primarily related to the timing of award and incentive fee revenue recognition.

The table below presents the impact of adoption of ASC 606 on our consolidated balance sheet as of June 30, 2019 (in thousands):

	As Adjusted Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Assets:
Accounts receivable, net	$841,781	$28,059	$869,840
Prepaid expenses and other current assets	86,967	2,685	89,652
Other long-term assets	27,983	5,353	33,336
Liabilities and Shareholders' Equity:
Other accrued expenses and current liabilities	231,822	3,789	235,611
Deferred income taxes	199,943	5,396	205,339
Other long-term liabilities	107,932	—	107,932
Retained earnings	2,383,252	26,912	2,410,164

NOTE 4. ACQUISITIONS

Year Ended June 30, 2019

Domestic Acquisitions

SE&A BU

On August 15, 2018, CACI acquired certain assets of the systems engineering and acquisition support services business unit (SE&A BU) of CSRA LLC, a managed affiliate of General Dynamics Information Technology, Inc.   The initial purchase consideration paid at closing to acquire the SE&A BU was $84.0 million plus $6.0 million representing a preliminary net working capital adjustment.  Subsequent to closing, CACI made an additional payment of $4.4 million to the sellers for a net working capital adjustment.  The Company recognized fair values of the assets acquired and liabilities assumed and allocated $44.0 million to goodwill and $8.9 million to intangible assets. The intangible assets consist of customer relationships. Of the value attributed to goodwill and intangible assets, approximately $52.9 million is deductible for income tax purposes.  The final purchase price allocation was completed in Q1 FY2020. The differences between the preliminary and final purchase price allocation did not have a material impact on CACI’s results of operations or financial position.

Mastodon

On January 29, 2019, CACI acquired all of the equity interests of Mastodon Design LLC (Mastodon) for a purchase consideration of $225.0 million, which includes a $220.0 million initial cash payment and $5.0 million of deferred consideration.  Mastodon specializes in the rapid design of rugged tactical communications, signals intelligence (SIGINT) and electronic warfare (EW) equipment.

The Company recognized fair values of the assets acquired and liabilities assumed and allocated $139.2 million to goodwill and $83.9 million to intangible assets.  The goodwill of $139.2 million is largely attributable to the assembled workforce of Mastodon and expected synergies between the Company and Mastodon.  The intangible assets consist of customer relationships of $19.8 million and technology of $64.1 million.  The estimated fair value attributed to intangible assets is being amortized on an accelerated basis over approximately 20 years for customer relationships and over a range of approximately 5 to 9 years for technology.  The fair value attributed to the intangible assets acquired was based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques.  Of the value attributed to goodwill and intangible assets, approximately $223.1 million is deductible for income tax purposes.  The final purchase price allocation, which is provisional and is expected to be completed by Q3 FY2020, will be based on final analysis of fair values of acquired assets and liabilities.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LGS

On March 1, 2019, CACI acquired all of the equity interests of Legos Intermediate Holdings, LLC and MDCP Legos Blocker, Inc., the parent companies of LGS Innovations (LGS).  The purchase consideration is approximately $750.5 million, which includes $759.9 million of cash paid at close net of cash acquired partially offset by a $9.4 million estimated net purchase price reduction for returnable consideration, deferred consideration, and estimated post-close net working capital adjustments.  LGS is a leading provider of SIGINT and cyber products and solutions to the Intelligence Community and Department of Defense.

CACI is in the process of finalizing its valuation of all the assets acquired and liabilities assumed. As the amounts recorded for certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date.  The final determination of fair values of certain assets and liabilities will be completed within the measurement period of up to one-year from the acquisition date as permitted under GAAP. The LGS acquisition could necessitate the need to use the full one-year measurement period to adequately analyze and assess several factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, receivables, inventory, deferred revenue, deferred taxes, income tax obligations, and certain reserves. Any potential adjustments made could be material in relation to the preliminary values presented in the table below. Based on the Company’s preliminary valuation, the total estimated consideration of $750.5 million has been allocated to assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$83,320
Prepaid expenses and other current assets	20,781
Property and equipment	23,283
Intangible assets	147,650
Goodwill	526,879
Other long-term assets	877
Accounts payable	(10,309)
Accrued compensation and benefits	(22,347)
Other accrued expenses and current liabilities	(8,823)
Deferred income taxes	(5,171)
Other long-term liabilities	(5,644)
Total estimated consideration	$750,496

During the quarter ended June 30, 2019 we continued to obtain information to refine estimated fair values. As a result of the additional information, the Company recorded measurement period adjustments reducing total consideration by $9.0 million related to an estimated net working capital adjustment.  In addition, the Company recorded measurement period adjustments that increased deferred income tax liabilities and goodwill by approximately $5.2 million.

The goodwill of $526.9 million is largely attributable to the assembled workforce of LGS and expected synergies between the Company and LGS.  The intangible assets consist of customer relationships of $86.9 million and technology of $60.8 million. The estimated fair value attributed to intangible assets is being amortized on an accelerated basis over approximately 20 years for customer relationships and over a range of approximately 5 to 15 years for technology.  The fair value attributed to the intangible assets acquired was based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques.  Of the value attributed to goodwill and intangible assets, approximately $589.1 million is deductible for income tax purposes.

From the March 1, 2019 acquisition date through June 30, 2019, LGS generated $132.3 million of revenue and $1.3 million of net income. LGS’ net income includes the impact of $5.2 million of amortization of intangibles and $2.6 million of integration and restructuring costs from the acquisition date through June 30, 2019.  LGS’ net income does not include $11.4 million of acquisition-related expenses during the year ended June 30, 2019, which are included in indirect costs and selling expenses.

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

	Year Ended June 30,
	2019	2018
Revenue	$5,271,872	$4,822,318
Net income	275,630	289,143
Basic EPS	11.10	11.75
Diluted EPS	10.85	11.45

Significant pro forma adjustments incorporated into the pro forma results above include the recognition of additional amortization expense related to acquired intangible assets and additional interest expense related to debt incurred to finance the acquisition.  Significant nonrecurring adjustments include the elimination of non-recurring acquisition-related expenses incurred during the year ended June 30, 2019.

International Acquisitions

Effective June 1, 2019 CACI Limited acquired 100 percent of the outstanding shares of Mood Enterprises Limited, a United Kingdom company that provides software and managed services to defense, national security and commercial organizations. Its technology platform improves enterprise transparency and enables significant improvement in business processes and is typically deployed in organizations with complex data environments where access to critical information in a timely manner is essential. The purchase consideration was approximately $9.1 million, which includes initial cash payments and deferred consideration.

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

On May 31, 2018, CACI acquired certain assets of an entity in the United States which constituted a business, providing Enterprise IT solutions.  The purchase consideration was $24.0 million, consisting of cash paid at closing.  The Company recognized fair values of the assets acquired and liabilities assumed and allocated $8.4 million to goodwill and $14.9 million to intangible assets. The intangible assets consist of customer relationships. The final purchase price allocation was completed during FY2019. The differences between the preliminary and final purchase price allocation did not have a material impact on CACI’s results of operations or financial position.

International Acquisitions

On October 1, 2017, CACI Limited acquired 100 percent of the outstanding shares of a United Kingdom (U.K.) IT consulting services and software engineering company. The purchase consideration was approximately $9.1 million, which includes initial cash payments, deferred consideration and an estimated net working capital payment.

On November 1, 2017, CACI Limited acquired 100 percent of the outstanding shares of a London-based software and mapping data company. The acquired company provides geographical information systems, logistics and route optimization software and related map data. The purchase consideration was approximately $7.5 million, which includes initial cash payments, deferred consideration and an estimated net working capital payment.

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

NOTE 5. ACCOUNTS RECEIVABLE

Total accounts receivable, net of allowance for doubtful accounts of $4.2 million, $3.7 million, and $3.6 million at June 30, 2019, 2018, and 2017, respectively, consisted of the following (in thousands):

	June 30,
	2019	2018
Billed receivables	$638,135	$625,336
Billable receivables	141,632	129,183
Unbilled receivables	90,073	52,352
Total accounts receivable, current	869,840	806,871
Unbilled receivables, long-term	7,381	8,620
Total accounts receivable	$877,221	$815,491

NOTE 6. GOODWILL

The changes in the carrying amount of goodwill for the years ended June 30, 2019 and 2018 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2017	$2,479,496	$97,939	$2,577,435
Goodwill acquired (1)	35,024	6,867	41,891
Foreign currency translation	—	1,509	1,509
Balance at June 30, 2018	$2,514,520	$106,315	$2,620,835
Goodwill acquired (1)	710,165	9,038	719,203
Foreign currency translation	—	(3,959)	(3,959)
Balance at June 30, 2019	$3,224,685	$111,394	$3,336,079

(1)	Includes goodwill initially allocated to new business combinations as well as measurement period adjustments.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30,
	2019	2018 (1)
Intangible assets
Customer contracts and related customer relationships	$549,552	$435,933
Acquired technologies	137,959	13,237
Other	800	804
Intangible assets	688,311	449,974
Less accumulated amortization
Customer contracts and related customer relationships	(236,935)	(199,018)
Acquired technologies	(14,750)	(8,761)
Other	(511)	(440)
Accumulated amortization	(252,196)	(208,219)
Total intangible assets, net	$436,115	$241,755

(1)	During FY2019 and FY2018, the Company removed $1.5 million and $264.1 million, respectively, in fully amortized intangible assets.

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to twenty years. The weighted-average period of amortization for customer contracts and related customer relationships as of June 30, 2019 is 16.6 years, and the weighted-average remaining period of amortization is 13.9 years. The weighted-average period of amortization for acquired technologies as of June 30, 2019 is 10.3 years, and the weighted-average remaining period of amortization is 9.9 years.

Amortization expense for the years ended June 30, 2019, 2018 and 2017 was $45.8 million, $38.2 million and $40.7 million, respectively. Expected amortization expense for each of the fiscal years through June 30, 2024 and for years thereafter is as follows (in thousands):

Amount
Year ending June 30, 2020	$57,616
Year ending June 30, 2021	56,467
Year ending June 30, 2022	53,318
Year ending June 30, 2023	48,143
Year ending June 30, 2024	41,401
Thereafter	179,170
Total intangible assets, net	$436,115

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,
	2019	2018
Equipment and furniture	$193,940	$152,682
Leasehold improvements	149,935	109,849
Property and equipment, at cost	343,875	262,531
Less accumulated depreciation and amortization	(194,199)	(161,391)
Total property and equipment, net	$149,676	$101,140

Depreciation expense, including amortization of leasehold improvements, was $36.4 million, $30.7 million and $27.5 million for the years ended June 30, 2019, 2018 and 2017, respectively.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following (in thousands):

	June 30,
	2019	2018
Accrued salaries and withholdings	$164,631	$144,213
Accrued leave	97,832	88,547
Accrued fringe benefits	27,811	26,682
Total accrued compensation and benefits	$290,274	$259,442

NOTE 10. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following (in thousands):

	June 30,
	2019	2018
Vendor obligations	$90,238	$91,048
Deferred revenue (see Note 12)	55,667	41,744
MARPA Facility payable (see Note 13)	54,567	—
Other	35,139	17,810
Total other accrued expenses and current liabilities	$235,611	$150,602

NOTE 11. REVENUE RECOGNITION

We disaggregate our revenue arrangements by contract type, customer, and whether the Company performs on the contract as the prime or subcontractor.  We believe that these categories allow for a better understanding of the nature, amount, timing, and uncertainty of revenue and cash flows arising from our contracts.

Revenue by Contract Type

The Company generated revenue on our cost-plus-fee, firm fixed-price (including proprietary software product sales), and time-and-materials contracts as follows during the year ended June 30, 2019 (in thousands):

	Year Ended June 30, 2019
	Domestic	International	Total
Cost-plus-fee	$2,764,291	$—	$2,764,291
Firm fixed-price	1,365,052	100,507	1,465,559
Time and materials	700,107	56,384	756,491
Total	$4,829,450	$156,891	$4,986,341

Customer Information

The Company generated revenue from our primary customer groups as follows during the year ended June 30, 2019 (in thousands):

	Year Ended June 30, 2019
	Domestic	International	Total
Department of Defense	$3,489,854	$—	$3,489,854
Federal civilian agencies	1,263,681	—	1,263,681
Commercial and other	75,915	156,891	232,806
Total	$4,829,450	$156,891	$4,986,341

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prime or Subcontractor

The Company generated revenue as either the prime or subcontractor as follows during the year ended June 30, 2019 (in thousands):

	Year Ended June 30, 2019
	Domestic	International	Total
Prime contractor	$4,429,439	$156,891	$4,586,330
Subcontractor	400,011	—	400,011
Total	$4,829,450	$156,891	$4,986,341

Significant Estimates

The Company uses an estimate at completion (EAC) as the basis to measure progress towards the complete satisfaction of its contractual performance obligations, for each of its contracts in which revenue is recognized using a percentage of completion calculation.  The EAC process requires the Company to use professional judgment when assessing risks, estimating contract revenue and costs, estimating variable consideration, and making assumptions for schedule and technical issues.  Based on changes in a contract’s EAC, a cumulative adjustment to revenue will be recorded.  During the year ended June 30, 2019, we recognized an increase to income before income taxes of $19.7 million ($0.57 per diluted share), from EAC adjustments.  The Company used its statutory tax rate when calculating the impact to diluted earnings per share.

The Company records final true-up adjustments to its estimated award or incentive fees in the period in which we receive the customer’s final performance score or when we can determine that more objective, contractually-defined criteria have been fully satisfied.  These final true-up adjustments are disclosed as revenue recognized from previously satisfied performance obligations.  For the year ended June 30, 2019, the revenue recognized from previously satisfied performance obligations was not material.

Remaining Performance Obligations

The Company’s remaining performance obligations balance as of period end represents the expected revenue to be recognized for the satisfaction of remaining performance obligations on our existing contracts.  This balance excludes unexercised contract option years and task orders that may be issued underneath an IDIQ vehicle.  Our remaining performance obligations balance as of June 30, 2019 was $6.2 billion.

The Company expects to recognize approximately 77 percent of our remaining performance obligations balance as revenue over the next year and the remaining 23 percent thereafter.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. CONTRACT BALANCES

Contract assets are primarily comprised of conditional unbilled receivables in which revenue has been recognized but an invoice has not yet been issued to the customer as of the balance sheet date.  Contract assets exclude billed and billable receivables and are not stated above their net realizable value.

Contract liabilities are primarily comprised of advance payments in which consideration is received in advance of satisfying a performance obligation.

Net contract assets (liabilities) consisted of the following (in thousands):

Description of Contract Related Balance	Financial Statement Classification	June 30, 2019	July 1, 2018 (1)
Contract assets – current:
Unbilled receivables	Accounts receivable, net	$90,073	$72,511
Costs to obtain – short-term	Prepaid expenses and other current assets	2,685	2,342
Contract assets – noncurrent:
Unbilled receivables	Accounts receivable, long-term	7,381	8,620
Costs to obtain – long-term	Other long-term assets	5,353	3,923
Contract liabilities – current:
Deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(55,667)	(43,940)
Contract liabilities – noncurrent:
Deferred revenue and other contract liabilities	Other long-term liabilities	(7,445)	(4,740)
Net contract assets (liabilities)		$42,380	$38,716

(1)	Includes the cumulative effect to the Company’s opening balance sheet from the adoption of ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective method.

During FY2019, we recognized $35.5 million that was included in a previously recorded contract liability as of the beginning of the period.

NOTE 13. SALES OF RECEIVABLES

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

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services.  The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of June 30, 2019.  Proceeds from the sold receivables are reflected in our operating cash flows on the statement of cash flows.

During the year ended June 30, 2019, the Company sold $1.1 billion of receivables.  The amount outstanding as of June 30, 2019 was $192.5 million.  As of June 30, 2019, collections not remitted to the Purchaser related to the sold receivables were $54.6 million.  This amount represents an obligation to the Purchaser and is included in other accrued expenses and current liabilities in the accompanying consolidated balance sheet.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended June 30, 2019, the Company incurred purchase discount fees of $3.0 million, which are recorded within interest expense and other, net in our accompanying consolidated statements of operations.

MARPA Facility activity consisted of the following (in thousands):

As of and for the Year Ended June 30, 2019
Beginning balance:
Sales of receivables	$1,126,395
Cash collections	(933,868)
Outstanding balance sold to Purchaser: (1)	192,527
Cash collected, not remitted to Purchaser (2)	(54,567)
Remaining sold receivables	$137,960

(1)	Represents the increase to cash flows from operations.
(2)

Includes the cash collected on behalf of but not yet remitted to the Purchaser as of June 30, 2019.  This balance is included in other accrued expenses and current liabilities as of the balance sheet date.

NOTE 14. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,
	2019	2018
Bank credit facility – term loans	$891,475	$938,394
Bank credit facility – revolver loans	785,000	135,000
Principal amount of long-term debt	1,676,475	1,073,394
Less unamortized discounts and debt issuance costs	(11,462)	(11,054)
Total long-term debt	1,665,013	1,062,340
Less current portion	(46,920)	(46,920)
Long-term debt, net of current portion	$1,618,093	$1,015,420

Bank Credit Facility

The Company has a $2,438.4 million credit facility (the Credit Facility), which consists of a $1,500.0 million revolving credit facility (the Revolving Facility) and a $938.4 million term loan (the Term Loan). The Revolving Facility has sub-facilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.  At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $500.0 million or an amount subject to 3.50 times senior secured leverage, calculated assuming the Revolving Facility is fully drawn, with applicable lender approvals.  The Credit Facility is available to refinance existing indebtedness and for general corporate purposes, including working capital expenses and capital expenditures.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,500.0 million. As of June 30, 2019, the Company had $785.0 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million until the balance is due in full on June 30, 2024. As of June 30, 2019, the Company had $891.5 million outstanding under the Term Loan.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of June 30, 2019, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 3.81 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of June 30, 2019, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.

Cash Flow Hedges

The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations.  The Company has entered into several floating-to-fixed interest rate swap agreements for an aggregate notional amount of $900.0 million which hedge a portion of the Company’s floating rate indebtedness.  The swaps mature at various dates through 2026.  The Company has designated the swaps as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed.  Realized gains and losses in connection with each required interest payment are reclassified from accumulated other comprehensive income or loss to interest expense.  The Company does not hold or issue derivative financial instruments for trading purposes.

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the years ended June 30, 2019, 2018 and 2017 is as follows (in thousands):

	Interest Rate Swaps
	2019	2018	2017
Gain (loss) recognized in other comprehensive income	$(14,011)	$6,344	$6,872
Amounts reclassified to earnings from accumulated other comprehensive loss	(3,903)	1,129	7,715
Net current period other comprehensive income (loss)	$(17,914)	$7,473	$14,587

The aggregate maturities of long-term debt at June 30, 2019 are as follows (in thousands):

Year ending June 30,
2020	$46,920
2021	46,920
2022	46,920
2023	46,920
2024	1,488,795
Principal amount of long-term debt	1,676,475
Less unamortized discounts and debt issuance costs	(11,462)
Total long-term debt	$1,665,013

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. LEASES

The Company conducts its operations from leased office facilities, all of which are classified as operating leases and expire over the next 11 years. Future minimum lease payments due under non-cancelable leases as of June 30, 2019, are as follows (in thousands):

Year ending June 30:
2020	$81,027
2021	72,331
2022	63,655
2023	54,056
2024	43,691
Thereafter	132,792
Total minimum lease payments	$447,552

The minimum lease payments above are shown net of sublease rental income of $4.4 million scheduled to be received over the next four years under non-cancelable sublease agreements.

Rent expense incurred under operating leases for the years ended June 30, 2019, 2018, and 2017 totaled $79.0 million, $68.0 million, and $76.2 million, respectively.

NOTE 16. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2019	2018
Deferred rent, net of current portion	$41,427	$32,768
Interest rate swap agreements	12,264	—
Deferred and contingent acquisition consideration	6,510	11,000
Deferred revenue	7,445	4,642
Accrued post-retirement obligations	5,982	5,651
Long-term incentive compensation	13,085	11,935
Reserve for unrecognized tax benefits (see Note 19)	1,544	4,195
Transition tax	4,472	8,128
Other	15,203	6,868
Total other long-term liabilities	$107,932	$85,187

Deferred rent liabilities result from recording rent expense and incentives for tenant improvements on a straight-line basis over the life of the respective lease.

Accrued post-retirement obligations include projected liabilities for benefits the Company is obligated to provide under long-term care, group health, and executive life insurance plans, each of which is unfunded. Plan benefits are provided to certain current and former executives, their dependents and other eligible employees, as defined. Post-retirement obligations also include accrued benefits under supplemental retirement benefit plans covering certain executives. The expense recorded under these plans was $0.4 million during the year ended June 30, 2019 and $0.4 million during the year ended June 30, 2018, respectively.

The Company has entered into floating-to-fixed interest rate swap agreements related to a portion of the Company’s floating rate indebtedness (see Note 14).  See Note 22 for fair values of the swap agreements as of June 30, 2019 and 2018.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Domestic Operations	International Operations	Total
	(in thousands)
Year Ended June 30, 2019
Revenue from external customers	$4,829,450	$156,891	$4,986,341
Net income	249,793	15,811	265,604
Net assets	2,206,109	165,357	2,371,466
Goodwill	3,224,685	111,394	3,336,079
Total long-term assets	3,927,783	127,540	4,055,323
Total assets	4,876,399	210,444	5,086,843
Capital expenditures	46,406	1,496	47,902
Depreciation and amortization	81,205	4,672	85,877

Year Ended June 30, 2018
Revenue from external customers	$4,304,602	$163,258	$4,467,860
Net income	286,024	15,147	301,171
Net assets	1,948,768	158,119	2,106,887
Goodwill	2,514,520	106,315	2,620,835
Total long-term assets	2,975,620	127,395	3,103,015
Total assets	3,829,417	204,789	4,034,206
Capital expenditures	40,639	955	41,594
Depreciation and amortization	67,891	4,305	72,196

Year Ended June 30, 2017
Revenue from external customers	$4,217,488	$137,129	$4,354,617
Net income	150,271	13,400	163,671
Net assets	1,652,736	140,985	1,793,721
Goodwill	2,479,496	97,939	2,577,435
Total long-term assets	2,912,488	118,692	3,031,180
Total assets	3,716,893	194,189	3,911,082
Capital expenditures	41,832	1,436	43,268
Depreciation and amortization	67,042	4,718	71,760

Interest income and interest expense are not presented above as the amounts attributable to the Company’s international operations are insignificant.

Customer Information

The Company earned 95.3 percent, 94.8 percent and 95.1 percent of its revenue from various agencies and departments of the U.S. government for the years ended June 30, 2019, 2018 and 2017, respectively.

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

Government Contracting

Payments to the Company on cost-plus-fee and T&M contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services.  The DCAA has completed audits of the Company’s annual incurred cost proposals for fiscal years 2016 and 2017 and is nearing completion of the incurred cost proposal audits for fiscal year 2018.  We are still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believe our reserves for such are adequate. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

NOTE 19. INCOME TAXES

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017.  Among other things, the TCJA reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective on January 1, 2018.

In the second quarter of FY2019 the Company completed its assessment for the income tax effects of the TCJA, including true-up to all provisional amounts previously recorded, within the allowed one-year measurement period provided for under Staff Accounting Bulletin No. 118 on December 22, 2018.  During the year ended June 30, 2019, the Company recognized a $2.2 million tax benefit related to the reduction of our provisional calculation of the one-time transition tax liability and a $0.5 million tax benefit related to its final analysis of its deferred tax remeasurement.

The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

	Year Ended June 30,
	2019	2018	2017
Domestic	$308,922	$279,360	$231,982
Foreign	18,987	19,304	16,637
Income before income taxes	$327,909	$298,664	$248,619

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended June 30,
	2019	2018	2017
Current:
Federal	$41,675	$56,467	$54,425
State and local	17,606	13,006	11,334
Foreign	4,033	5,344	4,041
Total current	63,314	74,817	69,800
Deferred:
Federal	(27)	(80,395)	13,076
State and local	(877)	3,481	2,917
Foreign	(105)	(410)	(845)
Total deferred	(1,009)	(77,324)	15,148
Total income tax (benefit) expense	$62,305	$(2,507)	$84,948

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate as a result of the following (in thousands):

	Year Ended June 30,
	2019	2018	2017
Expected tax expense computed at federal statutory rate (1)	$68,861	$83,805	$87,017
State and local taxes, net of federal benefit	13,216	11,860	9,263
Nonincludible and nondeductible items, net	1,971	1,832	1,087
Remeasurement of deferred taxes and transition tax	(2,182)	(86,593)	—
Effect of foreign tax rates	(380)	(1,261)	(2,320)
R&D tax credit	(6,755)	(3,630)	(4,894)
Other tax credits	(2,138)	(2,102)	(1,321)
ASU 2016-09 share-based compensation	(7,493)	(5,388)	(1,390)
Other	(2,795)	(1,030)	(2,494)
Total income tax (benefit) expense	$62,305	$(2,507)	$84,948

(1)

The U.S. federal statutory income tax rate for FY2019 is 21.0 percent.  The federal statutory rate for FY2018 was a blended rate of 28.06 percent due to the TCJA.  The federal statutory rate for FY2017 was 35.0 percent.

The tax effects of temporary differences that give rise to deferred taxes are presented below (in thousands):

	June 30,
	2019	2018
Deferred tax assets:
Deferred compensation and post-retirement obligations	$29,206	$27,842
Reserves and accruals	30,205	30,180
Stock-based compensation	9,881	7,793
Deferred rent	4,876	3,750
Interest rate swap	2,688	—
Total deferred tax assets	76,856	69,565
Deferred tax liabilities:
Goodwill and other intangible assets	(257,762)	(238,020)
Unbilled revenue	(17,640)	(17,363)
Prepaid expenses	(2,974)	(3,991)
Interest rate swap	—	(3,701)
Other	(3,819)	(7,370)
Total deferred tax liabilities	(282,195)	(270,445)
Net deferred tax liability	$(205,339)	$(200,880)

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company's consolidated federal income tax returns through June 30, 2014 are no longer subject to audit. The Company is currently under examination by the Internal Revenue Service for year 2015; one state jurisdiction for years 2011 through 2017; and one foreign jurisdiction for years 2011 through 2015. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The effective income tax rate for FY2019 is higher than FY2018 primarily due to the favorable impact of the remeasurement of deferred taxes in FY2018 as a result of the TCJA.  In both periods, the effective tax rate was also favorably affected by excess tax benefits from employee share-based payment awards under ASU 2016-09, a benefit from the research and development tax credit, and gains from the change in value of assets invested in corporate-owned life insurance (COLI) policies.

U.S. income taxes have not been provided for undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. As of June 30, 2019, the estimated deferred tax liability associated with these undistributed earnings is approximately $0.9 million.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s total liability for unrecognized tax benefits as of June 30, 2019, 2018 and 2017 was approximately $1.5 million, $4.1 million and $1.6 million, respectively. Of the unrecognized tax benefits at June 30, 2019, 2018 and 2017, $1.5 million, $4.1 million and $1.6 million, respectively, if recognized, would impact the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized benefits is shown in the table below (in thousands):

	Year Ended June 30,
	2019	2018	2017
Beginning of year	$4,122	$1,639	$398
Additions based on current year tax positions	676	2,483	1,475
Lapse of statute of limitations	(164)	—	(234)
Reductions based on prior tax year positions	(3,104)	—	—
Settlement with taxing authorities	—	—	—
End of year	$1,530	$4,122	$1,639

The Company recognizes net interest and penalties as a component of income tax expense.  Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at June 30, 2019. As of June 30, 2019, the entire balance of unrecognized tax benefits is included in other long-term liabilities.

NOTE 20. RETIREMENT SAVINGS PLANS

401(k) Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, the CACI $MART Plan (the 401(k) Plan). Employees can contribute up to 75 percent (subject to certain statutory limitations) of their total cash compensation. The Company provides matching contributions equal to 50 percent of the amount of salary deferral employees elect, up to 8 percent of each employee’s total calendar year cash compensation, as defined. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. Employee contributions vest immediately. Employer contributions vest in full after three- years of employment. Total 401(k) Plan Company contribution expense for the years ended June 30, 2019, 2018, and 2017 were $35.0 million, $27.1 million, and $24.0 million, respectively.

The Company maintains several qualified 401(k) profit-sharing plans (PSP) that cover eligible employees.  Employees are eligible to participate in the PSP beginning on the first of the month following the start of employment and attainment of age 18.  Under the PSP, the Company may make discretionary contributions based on a percentage of the total compensation of all eligible participants.  Company contribution expense for the year ended June 30, 2019, 2018 and 2017 was $32.0 million, $26.3 million and $22.8 million, respectively.

Supplemental Savings Plan

The Company maintains the Supplemental Savings Plan through which, on a calendar year basis, officers at the director level and above can elect to defer for contribution to the Supplemental Savings Plan up to 50 percent of their base compensation and up to 100 percent of their bonuses. The Company provides a contribution of 5 percent of compensation for each participant’s compensation that exceeds the limit as set forth in IRC 401(a)(17) (currently $280,000 per year). The Company also has the option to make annual discretionary contributions. Company contributions vest five-years from the date of enrollment, and vesting is accelerated in the event of a change of control of the Company. Participant deferrals and Company contributions will be credited with the rate of return based on the investment options and asset allocations selected by the Participant. Participants may change their asset allocation as often as daily, if they so choose. A Rabbi Trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the Supplemental Savings Plan are made upon retirement, termination, death, or total disability.  The Supplemental Savings Plan also allows for in-service distributions.

Supplemental Savings Plan obligations due to participants totaled $98.9 million at June 30, 2019, of which $6.7 million is included in accrued compensation and benefits in the accompanying consolidated balance sheet. Supplemental Savings Plan obligations increased by $5.0 million during the year ended June 30, 2019, consisting of $4.8 million of investment gains, $10.3 million of participant compensation deferrals, and $1.6 million of Company contributions, offset by $11.7 million of distributions.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company maintains COLI assets in a Rabbi Trust to offset the obligations under the Supplemental Savings Plan. The value of the COLI in the Rabbi Trust was $92.7 million at June 30, 2019 and COLI gains were $4.6 million for the year ended June 30, 2019.  The value of the COLI in the Rabbi Trust was $91.5 million at June 30, 2018 and COLI gains were $3.5 million for the year ended June 30, 2018.

Contribution expense for the Supplemental Savings Plan during the years ended June 30, 2019, 2018, and 2017, was $1.6 million, $1.2 million, and $0.7 million, respectively.

NOTE 21. STOCK PLANS AND STOCK-BASED COMPENSATION

Historically, the Company grants stock options, SSARs, non-performance-based RSUs and performance-based RSUs to key employees. Stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods.  Performance-based RSUs are subject to achievement of a performance metric in addition to grantee service. Stock-based compensation expense for performance-based RSUs is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant. A summary of the components of stock-based compensation expense recognized during the years ended June 30, 2019, 2018, and 2017, together with the income tax benefits realized, is as follows (in thousands):

	Year Ended June 30,
	2019	2018	2017
Stock-based compensation included in indirect costs and selling expense:
Restricted stock and RSU expense	$25,272	$23,628	$21,945
Income tax benefit recognized for stock-based compensation	$4,865	$7,769	$7,498

The Company recognizes the effect of expected forfeitures of equity grants by estimating an expected forfeiture rate for grants of equity instruments. Amounts recognized for expected forfeitures are subsequently adjusted periodically and at major vesting dates to reflect actual forfeitures.

The incremental income tax benefits realized upon the exercise or vesting of equity instruments are reported as operating cash flows. During the years ended June 30, 2019, 2018, and 2017, the Company recognized $9.2 million, $6.3 million, and $1.6 million of excess tax benefits, respectively, which have been reported as operating cash inflows in the accompanying consolidated statements of cash flows.

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

Annual grants under the 2016 Plan and the 2006 Plan are generally made to the Company’s key employees during the first quarter of the Company’s fiscal year and to members of the Company’s Board of Directors during the second quarter of the Company’s fiscal year. With the approval of its Chief Executive Officer, the Company also issues equity instruments to strategic new hires and to employees who have demonstrated superior performance.

Upon the vesting of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by either issuing new shares of authorized common stock or by issuing shares from treasury. The total number of shares authorized by shareholders for grants under the 2016 Plan and its predecessor plan was 1,200,000 plus any forfeitures from the 2006 Plan. The aggregate number of grants that may be made may exceed this approved amount as forfeited restricted stock and RSUs become available for future grants. As of June 30, 2019, cumulative grants of 592,888 equity instruments underlying the shares authorized have been awarded, and 138,183 of these instruments have been forfeited.

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

The annual performance-based awards granted for each of the fiscal years presented were as follows:

	Performance-based stock awards granted	Number of additional shares earned under performance-based stock awards
Fiscal year 2019	129,108	—
Fiscal year 2018	185,056	20,116
Fiscal year 2017	193,420	73,065

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

We determine the fair value of our market-based and performance-based RSUs at the date of grant using generally accepted valuation techniques and the closing market price of our stock. The fair value for the annual grant made in October 2018 was determined using a Monte Carlo simulation model incorporating the following factors:  90-day average stock price at the grant date of $184.96 a share, risk free rate of return of 2.88 percent and expected volatility of 27.76 percent. Stock-based compensation cost is recognized as expense on an accelerated basis over the requisite service period for performance-based awards.  The weighted-average fair value of RSUs granted during the years ended June 30, 2019, 2018, and 2017, was $201.27, $146.27, and $104.45, respectively.

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

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the number of unvested restricted stock and RSUs during each of the years in the three-year period ended June 30, 2019, 2018, and 2017, together with the corresponding weighted-average fair values, are as follows:

	Restricted Stock and Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2016	873,854	$64.79
Granted	256,853	104.45
Vested	(233,296)	65.07
Forfeited	(62,804)	93.12
Unvested at June 30, 2017	834,607	$71.20
Granted	276,871	146.27
Vested	(394,293)	66.29
Forfeited	(53,198)	95.03
Unvested at June 30, 2018	663,987	$107.96
Granted	274,261	201.27
Vested	(276,626)	61.85
Forfeited	(32,816)	123.55
Unvested at June 30, 2019	628,806	$134.10

The total intrinsic value of RSUs that vested during the years ended June 30, 2019, 2018, and 2017 was $53.0 million, $55.2 million and $26.6 million, respectively, and the income tax benefit realized was $10.2 million, $13.3 million and $4.8 million, respectively.

As of June 30, 2019, there was no unrecognized compensation cost related to SSARs and stock options and $42.0 million of unrecognized compensation cost related to restricted stock and RSUs scheduled to be recognized over a weighted-average period of 2.5 years.

        Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP and DSPP in November 2002, and implemented these plans beginning July 1, 2003. There are 1,250,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of the quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of June 30, 2019, participants have purchased 1,183,510 shares under the ESPP, at a weighted-average price per share of $57.18. Of these shares, 34,186 were purchased by employees at a weighted-average price per share of $159.30 during the year ended June 30, 2019. During the year ended June 30, 2013, the Company established a 10b5-1 plan to facilitate the open market purchase of shares of Company stock to satisfy its obligations under the ESPP.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100 percent of their annual bonus. For the fiscal years ended June 30, 2019, 2018, and 2017, RSUs awarded in lieu of bonuses earned were granted at 85 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange.  RSUs granted under the MSPP vest at the earlier of 1) three-years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activity related to the MSPP during the year ended June 30, 2019 is as follows:

MSPP
RSUs outstanding, June 30, 2018	3,938
Granted	1,560
Issued	(691)
Forfeited	(1,886)
RSUs outstanding, June 30, 2019	2,921
Weighted average grant date fair value as adjusted for the applicable discount	$125.82

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock.  There were no DSPP awards outstanding during the year ended June 30, 2019.

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

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and June 30, 2018, and the level they fall within the fair value hierarchy (in thousands):

			As of June 30,
	Financial Statement	Fair Value	2019	2018
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$12,000	$693
Contingent consideration	Other long-term liabilities	Level 3	$—	$11,000
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$—	$672
Interest rate swap agreements	Other long-term assets	Level 2	$2,081	$13,405
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$43	$—
Interest rate swap agreements	Other long-term liabilities	Level 2	$12,264	$—

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Various acquisitions completed during prior fiscal years (see Note 4) contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two and three year periods subsequent to each acquisition.  The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the years ended June 30, 2019 and 2018, this remeasurement resulted in a $1.0 million and $9 thousand net increase to the liability recorded, respectively.

NOTE 23. EARNINGS PER SHARE

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Year Ended June 30,
	2019	2018	2017
Net income	$265,604	$301,171	$163,671
Weighted-average number of basic shares outstanding during the period	24,833	24,616	24,401
Dilutive effect of RSUs after application of treasury stock method	562	639	668
Weighted-average number of diluted shares outstanding during the period	25,395	25,255	25,069
Basic earnings per share	$10.70	$12.23	$6.71
Diluted earnings per share	$10.46	$11.93	$6.53

The calculation of diluted earnings per share for the year ended June 30, 2019 includes the shares underlying the performance-based RSUs granted in October 2018, September 2017 and September 2016.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24. QUARTERLY FINANCIAL DATA (UNAUDITED)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended June 30, 2019 and 2018, are presented below (in thousands except per share data).

	Year Ended June 30, 2019
	First	Second	Third	Fourth
Revenue	$1,165,864	$1,181,641	$1,264,958	$1,373,878
Income from operations	$99,600	$102,263	$94,908	$81,096
Net income	$78,833	$68,596	$68,145	$50,030
Basic earnings per share	$3.19	$2.76	$2.74	$2.01
Diluted earnings per share	$3.10	$2.71	$2.69	$1.96
Weighted-average shares outstanding:
Basic	24,737	24,856	24,866	24,875
Diluted	25,424	25,338	25,348	25,472

	Year Ended June 30, 2018
	First	Second (1)	Third	Fourth
Revenue	$1,085,814	$1,087,860	$1,124,100	$1,170,086
Income from operations	$67,304	$88,262	$104,794	$80,340
Net income attributable to CACI	$42,046	$142,795	$64,499	$51,831
Basic earnings per share	$1.72	$5.80	$2.62	$2.10
Diluted earnings per share	$1.67	$5.66	$2.56	$2.05
Weighted-average shares outstanding:
Basic	24,487	24,622	24,656	24,700
Diluted	25,243	25,211	25,234	25,331

(1)	Net income for the second quarter of FY2019 includes a net benefit related to the TCJA. See Note 19.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 21st day of August 2019.

CACI International Inc
Registrant

Date: August 21, 2019	By:	/s/ John Mengucci
John Mengucci President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN MENGUCCI John Mengucci	President, Chief Executive Officer and Director (Principal Executive Officer)	August 21, 2019

/s/ THOMAS A. MUTRYN Thomas A. Mutryn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 21, 2019

/s/ CHRISTOPHER A. VOCI Christopher A. Voci	Senior Vice President, Corporate Controller (Principal Accounting Officer)	August 21, 2019

/s/ DR. J. P. LONDON Dr. J. P. London	Chairman of the Board, Executive Chairman	August 21, 2019

/s/ MICHAEL A. DANIELS Michael A. Daniels	Director	August 21, 2019

/s/ WILLIAM L. JEWS William L. Jews	Director	August 21, 2019

/s/ GREGORY G. JOHNSON Adm Gregory G. Johnson, USN (Ret.)	Director	August 21, 2019

/s/ JAMES L. PAVITT James L. Pavitt	Director	August 21, 2019

/s/ DR. WARREN R. PHILLIPS Dr. Warren R. Phillips	Director	August 21, 2019

/s/ DEBORA A. PLUNKET Debora A. Plunket	Director	August 21, 2019

/s/ CHARLES P. REVOILE Charles P. Revoile	Director	August 21, 2019

/s/ WILLIAM S. WALLACE Gen William S. Wallace, USA (Ret.)	Director	August 21, 2019