Form 10-Q
period 2019-09-30
CACI INTERNATIONAL INC /DE/
filed 2019-11-01
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 15, 2019, there were 25,041,979 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2019	2018
Revenue	$1,363,392	$1,165,864
Costs of revenue:
Direct costs	878,881	782,760
Indirect costs and selling expenses	357,592	264,757
Depreciation and amortization	26,762	18,747
Total costs of revenue	1,263,235	1,066,264
Income from operations	100,157	99,600
Interest expense and other, net	16,811	8,886
Income before income taxes	83,346	90,714
Income tax expense	15,369	11,881
Net income	$67,977	$78,833
Basic earnings per share	$2.73	$3.19
Diluted earnings per share	$2.66	$3.10
Weighted-average basic shares outstanding	24,894	24,737
Weighted-average diluted shares outstanding	25,532	25,424

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	September 30,
	2019	2018
Net income	$67,977	$78,833
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,308)	(1,995)
Change in fair value of interest rate swap agreements, net of tax	(4,964)	217
Other comprehensive loss, net of tax	(10,272)	(1,778)
Comprehensive income	$57,705	$77,055

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	September 30,	June 30,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$83,182	$72,028
Accounts receivable, net	848,463	869,840
Prepaid expenses and other current assets	110,623	89,652
Total current assets	1,042,268	1,031,520
Goodwill	3,337,053	3,336,079
Intangible assets, net	422,006	436,115
Property and equipment, net	156,750	149,676
Operating lease right-of-use assets	346,273	—
Supplemental retirement savings plan assets	93,258	92,736
Accounts receivable, long-term	7,730	7,381
Other long-term assets	32,846	33,336
Total assets	$5,438,184	$5,086,843
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,920	$46,920
Accounts payable	92,616	118,917
Accrued compensation and benefits	299,286	290,274
Other accrued expenses and current liabilities	334,802	235,611
Total current liabilities	773,624	691,722
Long-term debt, net of current portion	1,551,951	1,618,093
Supplemental retirement savings plan obligations, net of current portion	97,264	92,291
Deferred income taxes	209,037	205,339
Operating lease liabilities, noncurrent	324,601	—
Other long-term liabilities	56,456	107,932
Total liabilities	$3,012,933	$2,715,377
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,392 shares issued and 24,958 outstanding at September 30, 2019 and 42,314 shares issued and 24,880 outstanding at June 30, 2019	4,239	4,231
Additional paid-in capital	572,348	576,277
Retained earnings	2,478,141	2,410,164
Accumulated other comprehensive loss	(53,428)	(43,156)
Treasury stock, at cost (17,434 and 17,434 shares, respectively)	(576,184)	(576,185)
Total CACI shareholders’ equity	2,425,116	2,371,331
Noncontrolling interest	135	135
Total shareholders’ equity	2,425,251	2,371,466
Total liabilities and shareholders’ equity	$5,438,184	$5,086,843

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,977	$78,833
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	26,762	18,747
Amortization of deferred financing costs	589	579
Non-cash lease expense	17,825	—
Stock-based compensation expense	7,038	5,698
Deferred income taxes	5,485	10,086
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	21,589	(64,339)
Prepaid expenses and other assets	(25,989)	(12,678)
Accounts payable and other accrued expenses	3,477	71,337
Accrued compensation and benefits	(1,267)	(16,763)
Income taxes payable and receivable	4,463	(5,218)
Operating lease liabilities	(17,450)	—
Long-term liabilities	(7,295)	(3,176)
Net cash provided by operating activities	103,204	83,106
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(22,536)	(9,368)
Cash paid for business acquisitions, net of cash acquired	(1,351)	(89,956)
Other	—	(409)
Net cash used in investing activities	(23,887)	(99,733)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	439,500	465,500
Principal payments made under bank credit facilities	(506,230)	(432,230)
Payment of contingent consideration	—	(616)
Proceeds from employee stock purchase plans	1,852	1,527
Repurchases of common stock	(1,717)	(1,393)
Payment of taxes for equity transactions	(467)	(6,576)
Net cash provided by (used in) financing activities	(67,062)	26,212
Effect of exchange rate changes on cash and cash equivalents	(1,101)	(292)
Net increase in cash and cash equivalents	11,154	9,293
Cash and cash equivalents at beginning of period	72,028	66,194
Cash and cash equivalents at end of period	$83,182	$75,487
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$4,675	$8,714
Cash paid during the period for interest	$15,114	$9,637
Non-cash financing and investing activities:
Accrued capital expenditures	$3,338	$3,545

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares Amount		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, June 30, 2019	42,314	$4,231	$576,277	$2,410,164	$(43,156)	17,434	$(576,185)	$2,371,331	$135	$2,371,466
Net income	—	—	—	67,977	—	—	—	67,977	—	67,977
Stock-based compensation expense	—	—	7,038	—	—	—	—	7,038	—	7,038
Tax withholdings on restricted share vestings	78	8	(10,868)	—	—	—	—	(10,860)	—	(10,860)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(4,964)	—	—	(4,964)	—	(4,964)
Currency translation adjustment	—	—	—	—	(5,308)	—	—	(5,308)	—	(5,308)
Repurchases of common stock	—	—	(112)	—	—	8	(1,605)	(1,717)	—	(1,717)
Treasury stock issued under stock purchase plans	—	—	13	—	—	(8)	1,606	1,619	—	1,619
BALANCE, September 30, 2019	42,392	$4,239	$572,348	$2,478,141	$(53,428)	17,434	$(576,184)	$2,425,116	$135	$2,425,251

BALANCE, June 30, 2018	42,139	$4,214	$570,964	$2,126,790	$(19,030)	17,434	$(576,186)	$2,106,752	$135	$2,106,887
Net income	—	—	—	78,833	—	—	—	78,833	—	78,833
Cumulative effect adjustment of ASC 606, net of taxes	—	—	—	17,770	—	—	—	17,770	—	17,770
Stock-based compensation expense	—	—	5,698	—	—	—	—	5,698	—	5,698
Tax withholdings on restricted share vestings	143	14	(17,250)	—	—	—	—	(17,236)	—	(17,236)
Change in fair value of interest rate swap agreements, net	—	—	—	—	217	—	—	217	—	217
Currency translation adjustment	—	—	—	—	(1,995)	—	—	(1,995)	—	(1,995)
Repurchases of common stock	—	—	(122)	—	—	8	(1,271)	(1,393)	—	(1,393)
Treasury stock issued under stock purchase plans	—	—	5	—	—	(8)	1,272	1,277	—	1,277
BALANCE, September 30, 2018	42,282	$4,228	$559,295	$2,223,393	$(20,808)	17,434	$(576,185)	$2,189,923	$135	$2,190,058

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of September 30, 2019 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 10 and 17.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2019.  The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

2.	Recent Accounting Pronouncements

Accounting Standards Updates Issued but Not Yet Adopted

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires companies to record an allowance for expected credit losses over the contractual term of financial assets, including short-term trade receivables and contract assets, and expands disclosure requirements for credit quality of financial assets. ASU 2016-13 becomes effective for the Company in the first quarter of FY2021. We do not expect a significant impact to our operating results, financial position or cash flows as a result of adopting this new standard.

Accounting Standards Updates Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing guidance on accounting for leases.  The new standard requires lessees to put virtually all leases on the balance sheet by recognizing lease assets and lease liabilities. Lessor accounting is largely unchanged from that applied under previous guidance. The amended guidance was effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2018, and requires a modified retrospective approach.

The Company adopted this standard on July 1, 2019.  As part of our implementation, the Company accumulated data required to measure its existing leases, reviewed lease contracts, implemented a new lease accounting solution and evaluated accounting policy and internal control changes.  The Company adopted certain practical expedients provided under ASC 842, including reassessment of whether expired or existing contracts contain leases, reassessment of lease classification for expired or existing leases, reassessing initial direct costs for existing leases, and an election to separate lease from non-lease components.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Upon adoption of ASC 842, the Company recorded right of use assets of $354.3 million and current and non-current lease liabilities of $67.0 million and $331.8 million, respectively, on the consolidated balance sheet, inclusive of required reclassifications for prepaid and deferred rent, lease incentives, and other lease-related balances.

The impact of adoption on our consolidated balance sheet is as follows (in thousands):

	June 30, 2019 As Reported Under ASC 840	Adjustments Due to ASC 842	July 1, 2019 Balance Under ASC 842
Assets:
Prepaid expenses and other current assets	$89,652	$(3,199)	$86,453
Operating lease right-of-use assets	—	354,317	354,317
Liabilities and Shareholders' Equity:
Other accrued expenses and current liabilities	235,611	59,034	294,645
Operating lease liabilities, noncurrent	—	331,761	331,761
Other long-term liabilities	107,932	(39,677)	68,255

The standard had no impact on our results of operations or cash flows. In addition, new disclosures are provided to enable users to assess the amount, timing and uncertainty of cash flows arising from leases.

3.	Summary of Significant Accounting Policies

The Company enters into contractual arrangements primarily for the use of real estate facilities, information technology equipment, and certain other equipment.  These arrangements contain a lease when the Company controls the underlying asset and has the right to obtain substantially all of the economic benefits or outputs from the asset.  All of our leases are operating leases.

The Company records a right of use (ROU) asset and lease liability as of the lease commencement date equal to the present value of the remaining lease payments.  Most of our leases do not provide an implicit rate that can be readily determined.  Therefore, we use a discount rate based on the Company’s incremental borrowing rate, which is determined using our credit rating and information available as of the commencement date.  The ROU asset is then adjusted for initial direct costs and certain lease incentives included in the contractual arrangement.  The Company has elected to not apply the lease recognition guidance for short-term equipment leases and to separate lease from non-lease components.  Our operating lease arrangements may contain options to extend the lease term or for early termination.  We account for these options when it is reasonably certain we will exercise them.  ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets.

Operating lease expense is recognized on a straight-line basis over the lease term and is recorded primarily within indirect costs and selling expenses on the consolidated statement of operations.  Variable lease expenses are generally recorded in the period they are incurred and are excluded from the ROU asset and lease liability.

4.	Acquisition

LGS

On March 1, 2019, CACI acquired all of the equity interests of Legos Intermediate Holdings, LLC and MDCP Legos Blocker, Inc., the parent companies of LGS Innovations (LGS).  The purchase consideration was approximately $757.1 million, which includes $759.9 million of cash paid at close net of cash acquired and a $2.8 million net purchase price payment for returnable consideration due from the seller, deferred consideration, and post-close net working capital adjustments.  LGS is a leading provider of SIGINT and cyber products and solutions to the Intelligence Community and Department of Defense.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CACI is in the process of finalizing its valuation of all the assets acquired and liabilities assumed. As the amounts recorded for certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date.  The final determination of fair values of certain assets and liabilities will be completed within the measurement period of up to one-year from the acquisition date as permitted under GAAP. The LGS acquisition could necessitate the need to use the full one-year measurement period to adequately analyze and assess several factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, receivables, inventory, deferred revenue, deferred taxes, income tax obligations, and certain reserves. Any potential adjustments made could be material in relation to the preliminary values.

During the three months ended September 30, 2019, we continued to obtain information to refine estimated fair values.  As a result of the additional information, the Company recorded measurement period adjustments that increased receivables and goodwill by $1.4 million and $3.3 million, respectively, reduced accrued expenses and other current liabilities by $1.9 million, and increased purchase consideration by $6.6 million.

5.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30,	June 30,
	2019 (1)	2019
Intangible assets:
Customer contracts and related customer relationships	$547,801	$549,552
Acquired technologies	138,031	137,959
Other	810	800
Intangible assets	686,642	688,311
Less accumulated amortization:
Customer contracts and related customer relationships	(245,547)	(236,935)
Acquired technologies	(18,558)	(14,750)
Other	(531)	(511)
Less accumulated amortization	(264,636)	(252,196)
Total intangible assets, net	$422,006	$436,115

__________________

(1)	During the three months ended September 30, 2019, the Company removed $2.0 million in fully amortized intangible assets.

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to twenty years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of September 30, 2019 is 16.6 years, and the weighted-average remaining period of amortization is 13.7 years.  The weighted-average period of amortization for acquired technologies as of September 30, 2019 is 10.3 years, and the weighted-average remaining period of amortization is 9.7 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2020, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2020 (nine months)	$43,219
2021	56,520
2022	53,358
2023	48,181
2024	41,436
Thereafter	179,292
Total intangible assets, net	$422,006

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.	Goodwill

The changes in the carrying amount of goodwill for the year ended June 30, 2019 and the three months ended September 30, 2019 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2018	$2,514,520	$106,315	$2,620,835
Goodwill acquired (1)	710,165	9,038	719,203
Foreign currency translation	—	(3,959)	(3,959)
Balance at June 30, 2019	$3,224,685	$111,394	$3,336,079
Goodwill acquired (1)	5,663	(1,170)	4,493
Foreign currency translation	—	(3,519)	(3,519)
Balance at September 30, 2019	$3,230,348	$106,705	$3,337,053

(1)	Includes goodwill initially allocated to new business combinations as well as measurement period adjustments.

7.	Revenue Recognition

We disaggregate our revenue arrangements by contract type, customer, and whether the Company performs on the contract as the prime or subcontractor.  We believe that these categories allow for a better understanding of the nature, amount, timing, and uncertainty of revenue and cash flows arising from our contracts.

Revenue by Contract Type

The Company generated revenue on our cost-plus-fee, firm fixed-price, and time-and-materials contracts as follows during the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$747,714	$—	$747,714	$641,527	$—	$641,527
Firm fixed-price	391,536	26,440	417,976	321,071	22,933	344,004
Time and materials	185,523	12,179	197,702	163,925	16,408	180,333
Total	$1,324,773	$38,619	$1,363,392	$1,126,523	$39,341	$1,165,864

Customer Information

The Company generated revenue from our primary customer groups as follows during the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$937,640	$—	$937,640	$818,266	$—	$818,266
Federal civilian agencies	363,993	—	363,993	292,202	—	292,202
Commercial and other	23,140	38,619	61,759	16,055	39,341	55,396
Total	$1,324,773	$38,619	$1,363,392	$1,126,523	$39,341	$1,165,864

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Prime or Subcontractor

The Company generated revenue as either the prime or subcontractor as follows during the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,197,634	$38,619	$1,236,253	$1,050,531	$39,341	$1,089,872
Subcontractor	127,139	—	127,139	75,992	—	75,992
Total	$1,324,773	$38,619	$1,363,392	$1,126,523	$39,341	$1,165,864

Significant Estimates

For many of our fixed price revenue arrangements and for revenue arrangements that have award or incentive fees, the Company uses an estimate at completion (EAC) to measure progress towards the complete satisfaction of its performance obligations.  For these revenue arrangements, revenue is recognized over time primarily using a cost-to-cost input method based on the ratio of costs incurred to date to total estimated costs at completion. The EAC process requires the Company to use professional judgment when assessing risks, estimating contract revenue and costs, estimating variable consideration, and making assumptions for schedule and technical issues.  The Company periodically reassesses its EAC assumptions and updates its estimates as needed.  When estimates of total costs to be incurred on a contract exceed total revenue, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Based on changes in a contract’s EAC, a cumulative adjustment to revenue will be recorded.  During the three months ended September 30, 2019 and 2018, we recognized an increase to income before income taxes of $6.5 million ($0.19 per diluted share) and $6.4 million ($0.19 per diluted share), respectively, from EAC adjustments.  The Company used its statutory tax rate when calculating the impact to diluted earnings per share.

Remaining Performance Obligations

The Company’s remaining performance obligations balance as of period end represents the expected revenue to be recognized for the satisfaction of remaining performance obligations on our existing contracts.  This balance excludes unexercised contract option years and task orders that may be issued underneath an Indefinite Delivery/Indefinite Quantity (IDIQ) vehicle until such task orders are awarded.  The remaining performance obligations balance generally increases with the execution of new contracts and converts into revenue as our contractual performance obligations are satisfied.

The Company continues to monitor this balance as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, or early terminations.  Based on this analysis, an adjustment to the period end balance may be required.  Our remaining performance obligations balance as of September 30, 2019 was $7.1 billion.

The Company expects to recognize approximately 73 percent of our remaining performance obligations balance as revenue over the next year and the remaining 27 percent thereafter.

8.	Contract Balances

Contract assets are primarily comprised of unbilled receivables in which revenue has been recognized but our right to consideration is conditional on factors other than the passage of time.  Contract assets exclude billed and billable receivables.

The incremental costs of obtaining a contract (e.g. sales commissions) are capitalized as an asset when the Company expects to recover them either directly or indirectly through the revenue arrangement’s profit margins.  These capitalized costs are subsequently expensed over the revenue arrangement’s period of performance.  Contract assets are not stated above their net realizable value.

Contract liabilities are primarily comprised of advance payments in which consideration is received in advance of satisfying a performance obligation.  The advance payment is subsequently recognized into revenue as the performance obligation is satisfied.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net contract assets (liabilities) consisted of the following (in thousands):

		September 30,	June 30,
Description of Contract Related Balance	Financial Statement Classification	2019	2019
Contract assets – current:
Unbilled receivables	Accounts receivable, net	$103,860	$90,073
Costs to obtain – short-term	Prepaid expenses and other current assets	2,786	2,685
Contract assets – noncurrent:
Unbilled receivables	Accounts receivable, long-term	7,730	7,381
Costs to obtain – long-term	Other long-term assets	5,927	5,353
Contract liabilities – current:
Deferred revenue and other contract liabilities – short-term	Other accrued expenses and current liabilities	(71,216)	(55,667)
Contract liabilities – noncurrent:
Deferred revenue and other contract liabilities – long-term	Other long-term liabilities	(7,247)	(7,445)
Net contract assets (liabilities)		$41,840	$42,380

During the three months ended September 30, 2019 and 2018, we recognized $25.7 million and $17.1 million of revenue, respectively, that was included in a previously recorded contract liability as of the beginning of the period.

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

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services.  The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of September 30, 2019.  Proceeds from the sold receivables are reflected in our operating cash flows on the statement of cash flows.

MARPA Facility activity consisted of the following (in thousands):

As of and for the
Three Months Ended
September 30, 2019
Outstanding balance – June 30, 2019:	$192,527
Sales of receivables	493,879
Cash collections	(505,303)
Outstanding balance sold to Purchaser – September 30, 2019: (1)	181,103
Cash collected, not remitted to Purchaser (2)	(90,850)
Remaining sold receivables	$90,253

(1)

For the three months ended September 30, 2019, the Company recorded a cash outflow in its cash flows from operating activities of $11.4 million from sold receivables.  The cash outflow is calculated as the change in the outstanding balance of sold receivables as of September 30, 2019, compared with the outstanding balance as of June 30, 2019.

(2)

Includes the cash collected on behalf of but not yet remitted to the Purchaser as of September 30, 2019.  This balance represents an obligation to the Purchaser and is included in other accrued expenses and current liabilities in the accompanying consolidated balance sheet.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	June 30,
	2019	2019
Bank credit facility – term loans	$879,744	$891,475
Bank credit facility – revolver loans	730,000	785,000
Principal amount of long-term debt	1,609,744	1,676,475
Less unamortized discounts and debt issuance costs	(10,873)	(11,462)
Total long-term debt	1,598,871	1,665,013
Less current portion	(46,920)	(46,920)
Long-term debt, net of current portion	$1,551,951	$1,618,093

Bank Credit Facility

The Company has a $2,438.4 million credit facility (the Credit Facility), which consists of an $1,500.0 million revolving credit facility (the Revolving Facility) and a $938.4 million term loan (the Term Loan). The Revolving Facility has subfacilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,500.0 million. As of September 30, 2019, the Company had $730.0 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million until the balance is due in full on June 30, 2024. As of September 30, 2019, the Company had $879.7 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of September 30, 2019, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 3.09 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of September 30, 2019, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.

The aggregate maturities of long-term debt at September 30, 2019 are as follows (in thousands):

Twelve months ending September 30,
2020	$46,920
2021	46,920
2022	46,920
2023	46,920
2024	1,422,064
Principal amount of long-term debt	1,609,744
Less unamortized discounts and debt issuance costs	(10,873)
Total long-term debt	$1,598,871

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Gain (loss) recognized in other comprehensive income	$(4,196)	$1,025
Amounts reclassified to earnings from accumulated other comprehensive loss	(768)	(808)
Net current period other comprehensive income (loss)	$(4,964)	$217

11.	Leases

All of the Company’s leases are operating leases. The current portion of operating lease liabilities is included in other accrued expenses and current liabilities in our consolidated balance sheets. Lease balances in our consolidated balance sheet are as follows (in thousands):

September 30, 2019
Operating lease right-of-use assets	$346,273

Operating lease liabilities, current	69,715
Operating lease liabilities, noncurrent	324,601
$394,316

The Company’s total lease cost is recorded primarily within indirect costs and selling expenses and had the following impact on the consolidated statement of operations (in thousands):

Three Months Ended September 30, 2019
Operating lease cost	$21,206
Short-term and variable lease cost	3,370
Sublease income	(464)
$24,112

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company’s future minimum lease payments under non-cancelable operating leases for the remainder of the fiscal year ending June 30, 2020, and for each of the fiscal years thereafter, are as follows (in thousands):

Fiscal year ending June 30,
2020 (nine months)	$61,044
2021	76,464
2022	67,172
2023	57,465
2024	45,953
Thereafter	134,390
Total undiscounted lease payments	442,488
Less: imputed interest	(48,172)
Total discounted lease liabilities	$394,316

The weighted-average remaining lease term (in years) and weighted-average discount rate was 6.62 years and 3.39 percent, respectively.

Cash paid for operating leases was $20.9 million for the three months ended September 30, 2019.

12.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Government Contracting

Payments to the Company on cost-plus-fee and T&M contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services.  The DCAA has completed audits of the Company’s annual incurred cost proposals through fiscal year 2018.  We are still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believe our reserves for such are adequate. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

13.	Stock-Based Compensation

For the three months ended September 30, 2019 and 2018, the Company recognized $7.0 million and $5.7 million of stock-based compensation, respectively, that was related to restricted stock units (RSUs).  The stock-based compensation was included in indirect costs and selling expenses in the consolidated statements of operations.

Under the terms of the 2016 Amended and Restated Incentive Compensation Plan (the 2016 Plan), the Company may issue, among others, non-qualified stock options, restricted stock, RSUs, stock settled appreciation rights (SSARs), and performance awards, collectively referred to herein as equity instruments. The 2016 Plan was approved by the Company’s stockholders in November 2016 and amended and restated the 2006 Stock Incentive Plan (the 2006 Plan) which was due to expire at the end of the ten-year period. Previous grants that were made under the 2006 Plan, and equity instruments granted prior to approval of the 2016 Plan continue to be governed by the terms of the 2006 Plan. During the periods presented all equity instrument grants were made in the form of RSUs. Other than performance-based RSUs (PRSUs) which contain a market-based element, the fair value of RSU grants was determined based on the closing price of a share of the Company’s common stock on the date of grant. The fair value of RSUs with market-based vesting features was also measured on the grant date, but was done so using a binomial lattice model.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company granted performance-based stock awards to key employees in October of 2018 and September of 2017 and 2016. The final number of PRSUs that are earned by participants and vest is based on the achievement of a specified EPS for the fiscal year and on the average share price for the 90-day period ended for the following three years. If the 90-day average share price of the Company’s stock in years one, two and three exceeds the 90-day average share price at the grant date by 100 percent or more the number of shares ultimately awarded could range up to 200 percent of the specified target award. In addition to the performance and market conditions, there is a service vesting condition that stipulates 50 percent of the award will vest approximately three years from the grant date and 50 percent will vest approximately four years from the grant date, depending on the award date. During the second quarter of FY2020, the Company granted its annual performance-based stock awards to key employees.

The annual performance-based awards granted for each of the fiscal years presented were as follows:

	Performance-based stock awards granted	Number of additional shares earned under performance-based stock awards
Fiscal year 2019	129,108	5,874
Fiscal year 2018	185,056	51,808
Fiscal year 2017	193,420	133,308

The total number of shares authorized by shareholders for grants under the 2016 Plan and its predecessor plan is 1,200,000 plus any forfeitures from the 2006 Plan. The aggregate number of grants that may be made may exceed this approved amount as forfeited RSUs become available for future grants. As of September 30, 2019, cumulative grants of 716,480 equity instruments underlying the shares authorized have been awarded, and 145,189 of these instruments have been forfeited.

Activity related to RSUs during the three months ended September 30, 2019 is as follows:

RSUs
Unvested at June 30, 2019	628,806
Granted	123,592
Vested	(126,140)
Forfeited	(7,006)
Unvested at September 30, 2019	619,252

As of September 30, 2019, there was $31.8 million of total unrecognized compensation costs related to RSUs scheduled to be recognized over a weighted-average period of 2.4 years.

14.	Earnings Per Share

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2019	2018
Net income	$67,977	$78,833
Weighted-average number of basic shares outstanding during the period	24,894	24,737
Dilutive effect of RSUs after application of treasury stock method	638	687
Weighted-average number of diluted shares outstanding during the period	25,532	25,424
Basic earnings per share	$2.73	$3.19
Diluted earnings per share	$2.66	$3.10

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company is currently under examination by the Internal Revenue Service for the year 2015, two state jurisdictions for the years 2011 through 2017 and one foreign jurisdiction for the years 2011 through 2015.  The Company does not expect resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of September 30, 2019 and June 30, 2019 was $1.7 million and $1.5 million, respectively. The $1.7 million unrecognized tax benefit at September 30, 2019, if recognized, would impact the Company’s effective tax rate.

For the three months ended September 30, 2019, the effective income tax rate was 18.4 percent compared with 13.1 percent for the same period last year.  The Company’s effective income tax rate increased primarily due to the timing of excess tax benefits under ASU 2016-09, Stock Compensation.  For both comparative reporting periods, the Company’s effective tax rate was impacted by excess tax benefits under ASU 2016-09, Stock Compensation, and the change in value of assets invested in COLI policies. If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our FY2020 effective tax rate will fluctuate in future quarters for the year ending June 30, 2020.

16.	Business Segment Information

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

	Domestic Operations	International Operations	Total
Three Months Ended September 30, 2019
Revenue from external customers	$1,324,773	$38,619	$1,363,392
Net income	64,211	3,766	67,977
Three Months Ended September 30, 2018
Revenue from external customers	$1,126,523	$39,341	$1,165,864
Net income	75,449	3,384	78,833

17.	Fair Value of Financial Instruments

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

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and June 30, 2019, and the level they fall within the fair value hierarchy (in thousands):

			September 30,	June 30,
	Financial Statement	Fair Value	2019	2019
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$12,800	$12,000
Interest rate swap agreements	Other long-term assets	Level 2	$892	$2,081
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$49	$43
Interest rate swap agreements	Other long-term liabilities	Level 2	$17,804	$12,264

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Various acquisitions completed during prior fiscal years contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two and three year periods subsequent to each acquisition.  The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the three months ended September 30, 2019, this remeasurement resulted in a $0.8 million change to the liability recorded.

18.	Subsequent Events

During the second quarter of FY2020, the Company completed three acquisitions for an aggregate purchase price of approximately $105.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are statements made herein which do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such statements are subject to factors that could cause actual results to differ materially from anticipated results.  The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: legal, regulatory, and political change from successive presidential administrations that could result in economic uncertainty; changes in U.S. federal agencies, current agreements with other nations, foreign events, or any other events which may affect the global economy; regional and national economic conditions in the United States and globally; terrorist activities or war; changes in interest rates; currency fluctuations; significant fluctuations in the equity markets; changes in our effective tax rate; failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. government or other public sector projects, based on a change in spending patterns, implementation of spending cuts (sequestration) under the Budget Control Act of 2011 (BCA), or any legislation that amends or changes discretionary spending levels under that act; changes in budgetary priorities or in the event of a priority need for funds, such as homeland security; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government audits and reviews conducted by the Defense Contract Audit Agency, the Defense Contract Management Agency, or other governmental entities with cognizant oversight; individual business decisions of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances); market speculation regarding our continued independence; material changes in laws or regulations applicable to our businesses, particularly in connection with (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, and (iii) competition for task orders under Government Wide Acquisition Contracts and/or schedule contracts with the General Services Administration; the potential impact of the announcement or consummation of a proposed transaction and our ability to successfully integrate the operations of our recent and any future acquisitions; our own ability to achieve the objectives of near term or long range business plans; and other risks described in our SEC filings.

Overview

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

During the three months ended September 30, 2019, the Company generated $1.3 billion or 95.5 percent of our revenue from contracts with U.S. government agencies compared with $1.1 billion or 95.2 percent for the same period in 2018.  Our contract revenues were generated from both prime and subcontractor relationships.  In addition to U.S. government agencies, we also provide services to commercial customers and, through our international operations, to non-U.S. government agencies.

The Company provides Expertise and Technology to Enterprise and Mission customers in support of national security missions and government transformation.

•

Enterprise – CACI’s Enterprise line of business provides capabilities that enable the internal operations of an agency. This includes business systems, business process reengineering, and enterprise information technology (IT). For example, CACI customizes, implements, and maintains commercial-off-the-shelf (COTS) and custom enterprise resource planning (ERP) systems. This includes financial, human capital, asset and material, and logistics and supply chain management systems. CACI also designs, develops, integrates, deploys and sustains enterprise-wide IT systems in a variety of models. As an Amazon Web Services (AWS) Premier Consulting Partner and Microsoft Cloud Solution Provider for Government, we deliver cloud-powered solutions, performance-based service management, mobility, defensive cyber and network security, end-user services, and infrastructure services.

•

Mission – CACI’s Mission line of business provides capabilities that enable the execution of an agency’s primary function, or “mission”. For example, we support strategic and tactical Mission customers with capabilities in areas such as command and control, communications, intelligence collection and analysis, signals intelligence (SIGINT), electronic warfare (EW), and cyber operations. CACI develops tools and offerings in an open, software-defined architecture with multi-domain and multi-mission capabilities.

•

Expertise – CACI provides Expertise to both Enterprise and Mission customers. For Enterprise customers, we deliver talent with the specific technical and functional knowledge to support internal agency operations. And for Mission customers, we deliver talent with technical and domain knowledge to support the execution of an agency’s mission.

•

Technology – CACI delivers Technology to both Enterprise and Mission customers. For Enterprise customers, Technology includes developing and implementing business systems, enterprise applications, and end-to-end IT systems. We also modernize infrastructure through migration to the cloud and IT or software as-a-service. For Mission customers, Technology includes developing and deploying multi-domain offerings for signals intelligence, electronic warfare, and cyber operations.  We also deliver actionable intelligence through multi-source collection and analysis.  And we generate unique intellectual property through advanced research and development.

Budgetary Environment

We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. In late July 2019, Congress passed the Bipartisan Budget Act of 2019 (BBA 2019), which increased the caps for defense and non-defense spending for GFY 2020 and GFY 2021, established discretionary spending caps for GFY 2020 and GFY 2021, and suspended the national debt limit through July 2021. On August 2, 2019, the President signed the measure into law. While Congress has yet to determine the final allocations for the 12 appropriation bills for GFY 2020, bipartisan support remains for continued investment in the areas of defense and national security. Specifically, the BBA 2019 calls for defense spending, including Overseas Contingency Operations funds, of $738 billion in GFY 2020 and $740.5 billion in GFY 2021. Both represent increases from GFY 2019 levels of $716 billion, which itself represented an increase over GFY 2018 levels.

During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a continuing resolution (CR). Depending on their scope, duration, and other factors, CRs can negatively impact our business due to delays in new program starts, delays in contract award decisions, and other factors. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans. On September 27, 2019, the President signed into law a continuing resolution that funds federal agencies at GFY19 levels through November 21, 2019. After this date, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity.

Market Environment

Across our addressable market, we provide expertise and technology to government enterprise and mission customers. Based on the analysis of an independent market consultant retained by the Company, we believe that the total addressable market for our offerings is approximately $220 billion, comprised of approximately $130 billion for the enterprise market area and approximately $90 billion for the mission market area. Our addressable market is expected to continue to grow over the next several years. Approximately 70 percent of our revenue comes from defense-related customers, including those in the Intelligence Community (IC), with additional revenue coming from non-defense IC, homeland security, and other federal civilian customers.

We continue to align the Company’s capabilities with well-funded budget priorities and took steps to maintain a competitive cost structure in line with our expectations of future business opportunities. In light of these actions, as well as the budgetary environment discussed above, we believe we are well positioned to continue to win new business in our large addressable market. We believe that the following trends will influence the USG’s spending in our addressable market:

•	A favorable USG budget environment, particularly in defense and intelligence-related areas;
•	A shift in focus from readiness toward increased capabilities, effectiveness, and responsiveness;
•	Increased USG interest in faster contracting and acquisition processes;
•	Increased focus on cyber, space, and the electromagnetic spectrum as key domains for National Security;
•	Continued focus on counterterrorism, counterintelligence, and counter proliferation as key U.S. security concerns;
•	Balanced focus on enterprise cost reductions through efficiency, with increased spend on infrastructure modernization and enhancements to cyber security protections; and
•	Increased investments in advanced technologies (e.g., Artificial Intelligence, 5G).

We believe that our customers' use of lowest price/technically acceptable (LPTA) procurements, which contributed to pricing pressures in prior years, has moderated, though price still remains an important factor in procurements. We also continue to see protests of major contract awards and delays in USG procurement activities. In addition, many of our federal government contracts require us to employ personnel with security clearances, specific levels of education and specific past work experience. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense. Additional factors that could affect USG spending in our addressable market include changes in set-asides for small businesses and budgetary priorities limiting or delaying federal government spending in general.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Income from Operations. The following table provides the relative percentage that certain items of expense and earnings bear to revenue for the three months ended September 30, 2019 and 2018, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	September 30,		September 30,		Change
(dollars in thousands)	2019	2018	2019	2018	$	%
Revenue	$1,363,392	$1,165,864	100.0%	100.0%	$197,528	16.9%
Costs of revenue
Direct costs	878,881	782,760	64.5	67.2	96,121	12.3
Indirect costs and selling expenses	357,592	264,757	26.2	22.7	92,835	35.1
Depreciation and amortization	26,762	18,747	2.0	1.6	8,015	42.8
Total costs of revenue	1,263,235	1,066,264	92.7	91.5	196,971	18.5
Income from operations	100,157	99,600	7.3	8.5	557	0.6
Interest expense and other, net	16,811	8,886	1.2	0.7	7,925	89.2
Income before income taxes	83,346	90,714	6.1	7.8	(7,368)	(8.1)
Income tax expense	15,369	11,881	1.1	1.0	3,488	29.4
Net income	$67,977	$78,833	5.0%	6.8%	$(10,856)	(13.8)%

For the three months ended September 30, 2019, total revenue increased by 16.9 percent, or $197.5 million, compared with the same period a year ago.  This increase was attributable to organic growth on existing programs, new contract awards, and acquired revenues, partially offset by the completion of certain contracts.  Out of our primary customer groups, Department of Defense and Federal Civilian revenue increased by $119.4 million and $71.8 million, respectively, compared with the same period a year ago.

For the three months ended September 30, 2019, direct costs increased 12.3 percent or $96.1 million, compared with the same period a year ago.  The increase in direct costs is related to organic growth on existing programs and acquired contracts.  As a percentage of revenue, direct costs were 64.5 percent and 67.2 percent for the three months ended September 30, 2019 and 2018, respectively. Direct costs include direct labor and other direct costs (ODCs), which include, among other expenses, subcontracted labor and material purchases.

Indirect costs and selling expenses increased $92.8 million or 35.1 percent for the three months ended September 30, 2019, compared with the same period a year ago.  As a percentage of revenue, indirect costs and selling expenses were 26.2 percent and 22.7 percent for the three months ended September 30, 2019 and 2018, respectively.  This percentage increase is driven primarily by increased independent research and development (IR&D) efforts, increased B&P costs, increased indirect labor and additional fringe benefits for our large workforce, partially offset by reduced overhead expenses with the transition to our shared service center.

Depreciation and amortization expense increased $8.0 million or 42.8 percent for the three months ended September 30, 2019, compared with the same period a year ago.  The increase is primarily attributable to intangible amortization from recent acquisitions and depreciation from the Company’s higher average property and equipment.

For the three months ended September 30, 2019, interest expense and other, net increased $7.9 million or 89.2 percent, compared with the same period a year ago.  The increase in interest expense is primarily attributable to higher outstanding debt balances on the Company’s Credit Facility as a result of recent acquisitions.

For the three months ended September 30, 2019, the effective income tax rate was 18.4 percent compared with 13.1 percent for the same period last year.  The Company’s effective income tax rate increased primarily due to the timing of excess tax benefits under ASU 2016-09, Stock Compensation.  For both comparative reporting periods, the Company’s effective tax rate was impacted by excess tax benefits under ASU 2016-09, Stock Compensation, and the change in value of assets invested in COLI policies.  If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our FY2020 effective tax rate will fluctuate in future quarters for the year ending June 30, 2020.

Contract Backlog

The Company’s backlog represents total value on our existing contracts that has the potential to be recognized into revenue as work is performed.  The Company includes unexercised option years in its backlog amount and excludes task orders that may be issued underneath a multiple award IDIQ vehicle until such task orders are issued.

The Company’s backlog as of period end is either funded or unfunded:

•	Funded backlog represents contract value appropriated by a customer that is expected to be recognized into revenue.
•	Unfunded backlog represents the sum of unappropriated contract value on executed contracts and unexercised option years that is expected to be recognized into revenue.

As of September 30, 2019, the Company had total backlog of $19.5 billion, of which $3.3 billion was funded.  The total backlog consists of remaining performance obligations (see Note 7 – Revenue Recognition) plus unexercised options.

There is no assurance that all funded or potential contract value will result in revenue being recognized.  The Company continues to monitor our backlog as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, or early terminations.  Based on this analysis, an adjustment to the period end balance may be required.

Liquidity and Capital Resources

Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our MARPA Facility (as defined and discussed in Note 10) and available borrowings under our Credit Facility (as defined in Note 11) described below.

The Company has a $2,438.4 million Credit Facility, which consists of an $1,500.0 million Revolving Facility and a $938.4 million Term Loan.  The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of September 30, 2019, we had $730.0 million outstanding under the Revolving Facility and no borrowings on the swing line.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million until the balance is due in full on June 30, 2024.  As of September 30, 2019, $879.7 million was outstanding under the Term Loan.

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

Cash and cash equivalents were $83.2 million and $75.5 million as of September 30, 2019 and 2018, respectively. A summary of cash flow information is presented below:

	Three Months Ended
	September 30,
	2019	2018
Net cash provided by operating activities	$103,204	$83,106
Net cash provided by (used in) investing activities	(23,887)	(99,733)
Net cash provided by (used in) financing activities	(67,062)	26,212
Effect of exchange rate changes on cash	(1,101)	(292)
Net increase in cash and cash equivalents	$11,154	$9,293

Our operating cash flow was $103.2 million for the three months ended September 30, 2019.  This represents an increase of $20.1 million or 24.2 percent, from our operating cash flows of $83.1 million for the three months ended September 30, 2018. The year-over-year increase is primarily related to strong cash collections on our accounts receivable. Days sales outstanding (DSO) was 53 days at September 30, 2019, compared with 67 days at September 30, 2018.

Cash used in investing activities was $23.9 million and $99.7 million during the three months ended September 30, 2019 and 2018, respectively.  During the three months ended September 30, 2019, we paid $1.4 million for business acquisitions, as compared to $90.1 million during the same period a year ago.  Purchases of office and computer related equipment of $22.5 million and $9.4 million in the first quarter of FY2020 and FY2019, respectively, accounted for a majority of the remaining funds used in investing activities.

Cash used in financing activities was $67.1 million during the three months ended September 30, 2019, while cash provided by financing activities was $26.2 million during the three months ended September 30, 2019.  During the three months ended September 30, 2019, we had net repayments under our Credit Facility of $66.7 million as compared to net borrowings of $33.3 million for the period ended September 30, 2018. During the three months ended September 30, 2019 and September 30, 2018, we also used cash within financing activities of $0.5 million and $6.6 million, respectively, to pay taxes on equity transactions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $900.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the three months ended September 30, 2019 would have fluctuated by approximately $1.8 million.

Approximately 2.8 percent and 3.4 percent of our total revenue in three months ended September 30, 2019 and 2018, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2019, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $36.7 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at September 30, 2019.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Al Shimari, et al. v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2019 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio.  The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc.  Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees.

In 2015, Defendant CACI Premier Technology, Inc. moved to dismiss Plaintiffs’ claims based upon the political question doctrine.  On June 18, 2015, the Court issued an Order granting Defendant CACI Premier Technology, Inc.’s motion to dismiss, and on June 26, 2015 entered a final judgment in favor of Defendant CACI Premier Technology, Inc.

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

On March 22, 2019, the District Court denied the United States’ motion to dismiss on grounds of sovereign immunity and CACI’s motion to dismiss on grounds of derivative sovereign immunity.  The District Court also granted the United States’ motion for summary judgment with respect to CACI’s third-party complaint.  On March 26, 2019, CACI filed a Notice of Appeal of the District Court’s March 22, 2019 decision.  On April 2, 2019, the U.S. Court of Appeals for the Fourth Circuit issued an Accelerated Briefing Order for the appeal.  On April 3, 2019, the District Court issued an Order cancelling the trial schedule and holding matters in abeyance pending disposition of the appeal.  On July 10, 2019, the U.S. Court of Appeals for the Fourth Circuit heard oral argument in Spartanburg, South Carolina on CACI’s appeal.  On August 23, 2019, the Court of Appeals issued an unpublished opinion dismissing the appeal.  A majority of the panel that heard the appeal held that rulings denying derivative sovereign immunity are not immediately appealable even where they present pure questions of law.  The panel also ruled, in the alternative, that even if such a ruling was immediately appealable, review was barred because there remained disputes of material fact with respect to CACI’s derivative sovereign immunity defenses.  The Court of Appeals subsequently denied CACI’s request for rehearing en banc.  CACI then filed a motion to stay issuance of the mandate pending the filing of a petition for a writ of certiorari.  On October 11, 2019, the Court of Appeals, by a 2-1 vote, denied the motion to stay issuance of the mandate.  CACI then filed an application to stay issuance of the mandate with Chief Justice Roberts in his capacity as Circuit Justice for the U.S. Court of Appeals for the Fourth Circuit.  After CACI filed that application, the Court of Appeals issued the mandate on October 21, 2019, returning jurisdiction to the district court.  On October 23, Chief Justice Roberts denied the stay application “without prejudice to applicants filing a new application after seeking relief in the district court.”  CACI intends to file a motion to stay the proceedings in the district court pending filing and disposition of a petition for a writ of certiorari.

Abbass, et al v. CACI Premier Technology, Inc. and CACI International Inc, Case No. 1:13CV1186-LMB/JFA (EDVA)

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2019 for the most recently filed information concerning the suit filed in the United States District Court for the Eastern District of Virginia.  The lawsuit names CACI International Inc and CACI Premier Technology, Inc. as Defendants.  Plaintiffs seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Since the filing of Registrant’s report described above, the case remains stayed pending the outcome in the Al Shimari appeal.

We are vigorously defending the above-described legal proceedings, and based on our present knowledge of the facts, believe the lawsuits are completely without merit.

Item 1A.  Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2019. There have been no material changes from the risk factors described in that report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2019	8,257	$207.92	1,191,767	58,233
August 2019	—	—	—	—
September 2019	—	—	—	—
Total	8,257	$207.92	1,191,767	58,233

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

31.1	Section 302 Certification John S. Mengucci	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification John S. Mengucci	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101

The following materials from the CACI International Inc Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. *

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: November 1, 2019	By:	/s/ John S. Mengucci
John S. Mengucci
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 1, 2019	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 1, 2019	By:	/s/ Christopher A. Voci
Christopher A. Voci
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)