Form 10-Q
period 2019-12-31
CACI INTERNATIONAL INC /DE/
filed 2020-01-30
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of January 22, 2020, there were 25,071,717 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue	$1,395,469	$1,181,641	$2,758,861	$2,347,505
Costs of revenue:
Direct costs	904,867	790,849	1,783,748	1,573,609
Indirect costs and selling expenses	352,448	269,677	710,040	534,434
Depreciation and amortization	27,967	18,852	54,729	37,599
Total costs of revenue	1,285,282	1,079,378	2,548,517	2,145,642
Income from operations	110,187	102,263	210,344	201,863
Interest expense and other, net	14,714	9,421	31,525	18,307
Income before income taxes	95,473	92,842	178,819	183,556
Income tax expense	16,278	24,246	31,647	36,127
Net income	$79,195	$68,596	$147,172	$147,429
Basic earnings per share	$3.16	$2.76	$5.89	$5.95
Diluted earnings per share	$3.11	$2.71	$5.78	$5.81
Weighted-average basic shares outstanding	25,065	24,856	24,979	24,796
Weighted-average diluted shares outstanding	25,435	25,338	25,483	25,381

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income	$79,195	$68,596	$147,172	$147,429
Other comprehensive income (loss):
Foreign currency translation adjustment	11,215	(3,436)	5,907	(5,431)
Change in fair value of interest rate swap agreements, net of tax	3,735	(3,778)	(1,229)	(3,561)
Other comprehensive loss, net of tax	14,950	(7,214)	4,678	(8,992)
Comprehensive income	$94,145	$61,382	$151,850	$138,437

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	December 31,	June 30,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$68,645	$72,028
Accounts receivable, net	828,795	869,840
Prepaid expenses and other current assets	126,629	89,652
Total current assets	1,024,069	1,031,520
Goodwill	3,411,817	3,336,079
Intangible assets, net	436,559	436,115
Property and equipment, net	168,786	149,676
Operating lease right-of-use assets	347,515	—
Supplemental retirement savings plan assets	95,288	92,736
Accounts receivable, long-term	9,702	7,381
Other long-term assets	32,960	33,336
Total assets	$5,526,696	$5,086,843
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,920	$46,920
Accounts payable	135,125	118,917
Accrued compensation and benefits	294,444	290,274
Other accrued expenses and current liabilities	292,902	235,611
Total current liabilities	769,391	691,722
Long-term debt, net of current portion	1,550,809	1,618,093
Supplemental retirement savings plan obligations, net of current portion	100,973	92,291
Deferred income taxes	219,953	205,339
Operating lease liabilities, noncurrent	325,883	—
Other long-term liabilities	51,107	107,932
Total liabilities	$3,018,116	$2,715,377
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,505 shares issued and 25,071 outstanding at December 31, 2019 and 42,314 shares issued and 24,880 outstanding at June 30, 2019	4,250	4,231
Additional paid-in capital	561,521	576,277
Retained earnings	2,557,336	2,410,164
Accumulated other comprehensive loss	(38,478)	(43,156)
Treasury stock, at cost (17,434 and 17,434 shares, respectively)	(576,184)	(576,185)
Total CACI shareholders’ equity	2,508,445	2,371,331
Noncontrolling interest	135	135
Total shareholders’ equity	2,508,580	2,371,466
Total liabilities and shareholders’ equity	$5,526,696	$5,086,843

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$147,172	$147,429
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	54,729	37,599
Amortization of deferred financing costs	1,176	1,156
Non-cash lease expense	35,850	—
Stock-based compensation expense	14,499	12,047
Deferred income taxes	14,104	9,123
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	51,458	(136,177)
Prepaid expenses and other assets	(28,921)	(2,739)
Accounts payable and other accrued expenses	8,121	110,007
Accrued compensation and benefits	1,529	(27,116)
Income taxes payable and receivable	(21,384)	(10,781)
Operating lease liabilities	(37,989)	—
Long-term liabilities	(3,319)	(1,008)
Net cash provided by operating activities	237,025	139,540
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(41,035)	(17,813)
Cash paid for business acquisitions, net of cash acquired	(102,056)	(91,151)
Other	—	1,876
Net cash used in investing activities	(143,091)	(107,088)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	1,034,000	833,500
Principal payments made under bank credit facilities	(1,102,460)	(841,960)
Payment of contingent consideration	—	(616)
Proceeds from employee stock purchase plans	3,665	2,827
Repurchases of common stock	(3,596)	(2,756)
Payment of taxes for equity transactions	(29,083)	(18,039)
Net cash used in financing activities	(97,474)	(27,044)
Effect of exchange rate changes on cash and cash equivalents	157	(874)
Net increase (decrease) in cash and cash equivalents	(3,383)	4,534
Cash and cash equivalents at beginning of period	72,028	66,194
Cash and cash equivalents at end of period	$68,645	$70,728
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$38,048	$39,975
Cash paid during the period for interest	$28,410	$18,830
Non-cash financing and investing activities:
Landlord sponsored tenant improvement	$759	$3,518
Accrued capital expenditures	$4,910	$1,377

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares Amount		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, June 30, 2019	42,314	$4,231	$576,277	$2,410,164	$(43,156)	17,434	$(576,185)	$2,371,331	$135	$2,371,466
Net income	—	—	—	147,172	—	—	—	147,172	—	147,172
Stock-based compensation expense	—	—	14,499	—	—	—	—	14,499	—	14,499
Tax withholdings on restricted share vestings	191	19	(29,089)	—	—	—	—	(29,070)	—	(29,070)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(1,229)	—	—	(1,229)	—	(1,229)
Currency translation adjustment	—	—	—	—	5,907	—	—	5,907	—	5,907
Repurchases of common stock	—	—	(179)	—	—	17	(3,417)	(3,596)	—	(3,596)
Treasury stock issued under stock purchase plans	—	—	13	—	—	(17)	3,418	3,431	—	3,431
BALANCE, December 31, 2019	42,505	$4,250	$561,521	$2,557,336	$(38,478)	17,434	$(576,184)	$2,508,445	$135	$2,508,580

BALANCE, June 30, 2018	42,139	$4,214	$570,964	$2,126,790	$(19,030)	17,434	$(576,186)	$2,106,752	$135	$2,106,887
Net income	—	—	—	147,429	—	—	—	147,429	—	147,429
Cumulative effect adjustment of ASC 606, net of taxes	—	—	—	17,770	—	—	—	17,770	—	17,770
Stock-based compensation expense	—	—	12,047	—	—	—	—	12,047	—	12,047
Tax withholdings on restricted share vestings	157	16	(18,245)	—	—	—	—	(18,229)	—	(18,229)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(3,561)	—	—	(3,561)	—	(3,561)
Currency translation adjustment	—	—	—	—	(5,431)	—	—	(5,431)	—	(5,431)
Repurchases of common stock	—	—	(185)	—	—	15	(2,571)	(2,756)	—	(2,756)
Treasury stock issued under stock purchase plans	—	—	5	—	—	(15)	2,572	2,577	—	2,577
BALANCE, December 31, 2018	42,296	$4,230	$564,586	$2,291,989	$(28,022)	17,434	$(576,185)	$2,256,598	$135	$2,256,733

BALANCE, September 30, 2019	42,392	$4,239	$572,348	$2,478,141	$(53,428)	17,434	$(576,184)	$2,425,116	$135	$2,425,251
Net income	—	—	—	79,195	—	—	—	79,195	—	79,195
Stock-based compensation expense	—	—	7,461	—	—	—	—	7,461	—	7,461
Tax withholdings on restricted share vestings	113	11	(18,221)	—	—	—	—	(18,210)	—	(18,210)
Change in fair value of interest rate swap agreements, net	—	—	—	—	3,735	—	—	3,735	—	3,735
Currency translation adjustment	—	—	—	—	11,215	—	—	11,215	—	11,215
Repurchases of common stock	—	—	(67)	—	—	9	(1,812)	(1,879)	—	(1,879)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(9)	1,812	1,812	—	1,812
BALANCE, December 31, 2019	42,505	$4,250	$561,521	$2,557,336	$(38,478)	17,434	$(576,184)	$2,508,445	$135	$2,508,580

BALANCE, September 30, 2018	42,282	$4,228	$559,295	$2,223,393	$(20,808)	17,434	$(576,185)	$2,189,923	$135	$2,190,058
Net income	—	—	—	68,596	—	—	—	68,596	—	68,596
Stock-based compensation expense	—	—	6,349	—	—	—	—	6,349	—	6,349
Tax withholdings on restricted share vestings	14	2	(995)	—	—	—	—	(993)	—	(993)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(3,778)	—	—	(3,778)	—	(3,778)
Currency translation adjustment	—	—	—	—	(3,436)	—	—	(3,436)	—	(3,436)
Repurchases of common stock	—	—	(63)	—	—	7	(1,300)	(1,363)	—	(1,363)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(7)	1,300	1,300	—	1,300
BALANCE, December 31, 2018	42,296	$4,230	$564,586	$2,291,989	$(28,022)	17,434	$(576,185)	$2,256,598	$135	$2,256,733

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of December 31, 2019 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 11 and 18.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2019.  The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

4.	Acquisitions

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

During the six months ended December 31, 2019, we continued to obtain information to refine estimated fair values.  As a result of the additional information, the Company recorded measurement period adjustments that primarily increased receivables and goodwill by $1.6 million and $3.7 million, respectively, reduced accrued expenses and other current liabilities by $1.9 million, and increased purchase consideration by $6.6 million.

Other Acquisitions

During the second quarter of FY2020, CACI completed three strategic acquisitions adding key capabilities in the mission expertise and technology areas of our business.  The aggregate purchase consideration was approximately $105.8 million.  The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $66.4 million to goodwill and $29.5 million to intangible assets.  At December 31, 2019, the Company had not finalized the determination of fair values allocated to assets and liabilities.

5.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,	June 30,
	2019 (1)	2019
Intangible assets:
Customer contracts and related customer relationships	$576,285	$549,552
Acquired technologies	138,176	137,959
Other	813	800
Intangible assets	715,274	688,311
Less accumulated amortization:
Customer contracts and related customer relationships	(255,474)	(236,935)
Acquired technologies	(22,438)	(14,750)
Other	(803)	(511)
Less accumulated amortization	(278,715)	(252,196)
Total intangible assets, net	$436,559	$436,115

__________________

(1)	During the six months ended December 31, 2019, the Company removed $3.6 million in fully amortized intangible assets.

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to twenty years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of December 31, 2019 is 16.9 years, and the weighted-average remaining period of amortization is 14.0 years.  The weighted-average period of amortization for acquired technologies as of December 31, 2019 is 10.3 years, and the weighted-average remaining period of amortization is 9.4 years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Expected amortization expense for the remainder of the fiscal year ending June 30, 2020, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2020 (six months)	$29,335
2021	58,358
2022	55,236
2023	50,127
2024	43,337
Thereafter	200,166
Total intangible assets, net	$436,559

6.	Goodwill

The changes in the carrying amount of goodwill for the year ended June 30, 2019 and the six months ended December 31, 2019 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2018	$2,514,520	$106,315	$2,620,835
Goodwill acquired (1)	710,165	9,038	719,203
Foreign currency translation	—	(3,959)	(3,959)
Balance at June 30, 2019	$3,224,685	$111,394	$3,336,079
Goodwill acquired (1)	54,484	17,001	71,485
Foreign currency translation	—	4,253	4,253
Balance at December 31, 2019	$3,279,169	$132,648	$3,411,817

(1)	Includes goodwill initially allocated to new business combinations as well as measurement period adjustments.

7.	Revenue Recognition

We disaggregate our revenue arrangements by contract type, customer, and whether the Company performs on the contract as the prime or subcontractor.  We believe that these categories allow for a better understanding of the nature, amount, timing, and uncertainty of revenue and cash flows arising from our contracts.

Revenue by Contract Type

The Company generated revenue on our cost-plus-fee, firm fixed-price, and time-and-materials contracts as follows during the three and six months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2019			December 31, 2019
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$818,477	$—	$818,477	$1,566,191	$—	$1,566,191
Firm fixed-price	361,016	27,851	388,867	752,552	54,291	806,843
Time and materials	174,300	13,825	188,125	359,823	26,004	385,827
Total	$1,353,793	$41,676	$1,395,469	$2,678,566	$80,295	$2,758,861

	Three Months Ended			Six Months Ended
	December 31, 2018			December 31, 2018
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$657,050	$—	$657,050	$1,298,577	$—	$1,298,577
Firm fixed-price	313,018	24,356	337,374	634,089	47,289	681,378
Time and materials	172,484	14,733	187,217	336,409	31,141	367,550
Total	$1,142,552	$39,089	$1,181,641	$2,269,075	$78,430	$2,347,505

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Customer Information

The Company generated revenue from our primary customer groups as follows during the three and six months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2019			December 31, 2019
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$990,381	$—	$990,381	$1,928,021	$—	$1,928,021
Federal civilian agencies	342,029	—	342,029	706,022	—	706,022
Commercial and other	21,383	41,676	63,059	44,523	80,295	124,818
Total	$1,353,793	$41,676	$1,395,469	$2,678,566	$80,295	$2,758,861

	Three Months Ended			Six Months Ended
	December 31, 2018			December 31, 2018
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$834,797	$—	$834,797	$1,653,063	$—	$1,653,063
Federal civilian agencies	287,915	—	287,915	580,117	—	580,117
Commercial and other	19,840	39,089	58,929	35,895	78,430	114,325
Total	$1,142,552	$39,089	$1,181,641	$2,269,075	$78,430	$2,347,505

Prime or Subcontractor

The Company generated revenue as either the prime or subcontractor as follows during the three and six months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2019			December 31, 2019
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,227,317	$41,676	$1,268,993	$2,424,951	$80,295	$2,505,246
Subcontractor	126,476	—	126,476	253,615	—	253,615
Total	$1,353,793	$41,676	$1,395,469	$2,678,566	$80,295	$2,758,861

	Three Months Ended			Six Months Ended
	December 31, 2018			December 31, 2018
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,052,867	$39,089	$1,091,956	$2,103,398	$78,430	$2,181,828
Subcontractor	89,685	—	89,685	165,677	—	165,677
Total	$1,142,552	$39,089	$1,181,641	$2,269,075	$78,430	$2,347,505

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Based on changes in a contract’s EAC, a cumulative adjustment to revenue will be recorded.  For the three and six months ended December 31, 2019, we recognized an increase to income before income taxes of $17.2 million ($0.50 per diluted share) and $23.8 million ($0.69 per diluted share), respectively, compared with $4.2 million ($0.12 per diluted share) and $10.6 million ($0.31 per diluted share) for the three and six months ended December 31, 2018, respectively, from EAC adjustments.  The Company used its statutory tax rate when calculating the impact to diluted earnings per share.

Revenue recognized from previously satisfied performance obligations was $9.8 million and $10.2 million for the three and six months ended December 31, 2019, respectively, compared with an immaterial amount for the three and six months ended December 31, 2018.  The change in revenue generally relates to final true-up adjustments to our estimated award or incentive fees in the period in which we receive the customer’s final performance score or when we can determine that more objective, contractually-defined criteria have been fully satisfied.  During the three months ended December 31, 2019, the Company received notification that certain contract close out risks had been mitigated on previously satisfied performance obligations and therefore recorded a reduction to its established reserve amount.

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

The Company continues to monitor this balance as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, or early terminations.  Based on this analysis, an adjustment to the period end balance may be required.  Our remaining performance obligations balance as of December 31, 2019 was $6.4 billion.

The Company expects to recognize approximately 84 percent of our remaining performance obligations balance as revenue over the next twelve months and the remaining 16 percent thereafter.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net contract assets (liabilities) consisted of the following (in thousands):

		December 31,	June 30,
Description of Contract Related Balance	Financial Statement Classification	2019	2019
Contract assets – current:
Unbilled receivables	Accounts receivable, net	$86,692	$90,073
Costs to obtain – short-term	Prepaid expenses and other current assets	3,138	2,685
Contract assets – noncurrent:
Unbilled receivables	Accounts receivable, long-term	9,702	7,381
Costs to obtain – long-term	Other long-term assets	7,164	5,353
Contract liabilities – current:
Deferred revenue and other contract liabilities – short-term	Other accrued expenses and current liabilities	(65,219)	(55,667)
Contract liabilities – noncurrent:
Deferred revenue and other contract liabilities – long-term	Other long-term liabilities	(6,916)	(7,445)
Net contract assets (liabilities)		$34,561	$42,380

During the three and six months ended December 31, 2019, we recognized $12.1 million and $38.7 million of revenue, respectively, that was included in a previously recorded contract liability as of the beginning of the period.

9.	Inventories

Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2019	2019
Materials, purchased parts and supplies	$37,421	$37,368
Work in process	10,062	6,021
Finished goods	10,373	3,834
Total	$57,856	$47,223

Inventories are stated at the lower of cost or net realizable value and are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.  The Company periodically assesses its current inventory balances and records a provision for damaged, deteriorated, or obsolete inventory based on historical patterns and forecasted sales.

10.	Sales of Receivables

On December 27, 2019, the Company amended its Master Accounts Receivable Purchase Agreement (MARPA) with MUFG Bank, Ltd. (the Purchaser), for the sale of certain designated eligible U.S. government receivables.  The amendment extended the term of the MARPA to December 24, 2020.  Under the MARPA, the Company can sell eligible receivables, including certain billed and unbilled receivables up to a maximum amount of $200.0 million.  The Company’s receivables are sold under the MARPA without recourse for any U.S. government credit risk.

The Company accounts for receivable transfers under the MARPA as sales under ASC 860, Transfers and Servicing, and derecognizes the sold receivables from its balance sheets.  The fair value of the sold receivables approximated their book value due to their short-term nature.

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services.  The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of December 31, 2019.  Proceeds from the sold receivables are reflected in our operating cash flows on the statement of cash flows.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

MARPA activity consisted of the following (in thousands):

As of and for the
Six Months Ended
December 31, 2019
Outstanding balance – June 30, 2019:	$192,527
Sales of receivables	1,144,293
Cash collections	(1,139,382)
Outstanding balance sold to Purchaser – December 31, 2019: (1)	197,438
Cash collected, not remitted to Purchaser (2)	(53,904)
Remaining sold receivables	$143,534

(1)

For the six months ended December 31, 2019, the Company recorded a cash inflow in its cash flows from operating activities of $4.9 million from sold receivables.  The cash inflow is calculated as the change in the outstanding balance of sold receivables as of December 31, 2019, compared with the outstanding balance as of June 30, 2019.

(2)

Includes the cash collected on behalf of but not yet remitted to the Purchaser as of December 31, 2019.  This balance represents an obligation to the Purchaser and is included in other accrued expenses and current liabilities in the accompanying consolidated balance sheet.

11.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,	June 30,
	2019	2019
Bank credit facility – term loans	$868,015	$891,475
Bank credit facility – revolver loans	740,000	785,000
Principal amount of long-term debt	1,608,015	1,676,475
Less unamortized discounts and debt issuance costs	(10,286)	(11,462)
Total long-term debt	1,597,729	1,665,013
Less current portion	(46,920)	(46,920)
Long-term debt, net of current portion	$1,550,809	$1,618,093

Bank Credit Facility

The Company has a $2,438.4 million credit facility (the Credit Facility), which consists of an $1,500.0 million revolving credit facility (the Revolving Facility) and a $938.4 million term loan (the Term Loan). The Revolving Facility has subfacilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,500.0 million. As of December 31, 2019, the Company had $740.0 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million until the balance is due in full on June 30, 2024. As of December 31, 2019, the Company had $868.0 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of December 31, 2019, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 3.12 percent.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of December 31, 2019, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.

The aggregate maturities of long-term debt at December 31, 2019 are as follows (in thousands):

Twelve months ending December 31,
2020	$46,920
2021	46,920
2022	46,920
2023	46,920
2024	1,420,335
Principal amount of long-term debt	1,608,015
Less unamortized discounts and debt issuance costs	(10,286)
Total long-term debt	$1,597,729

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and six months ended December 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Gain (loss) recognized in other comprehensive income	$3,557	$(2,598)	$(639)	$(1,573)
Amounts reclassified to earnings from accumulated other comprehensive loss	178	(1,180)	(590)	(1,988)
Net current period other comprehensive income (loss)	$3,735	$(3,778)	$(1,229)	$(3,561)

12.	Leases

All of the Company’s leases are operating leases. The current portion of operating lease liabilities is included in other accrued expenses and current liabilities in our consolidated balance sheets. Lease balances in our consolidated balance sheet are as follows (in thousands):

December 31, 2019
Operating lease right-of-use assets	$347,515

Operating lease liabilities, current	66,692
Operating lease liabilities, noncurrent	325,883
$392,575

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company’s total lease cost is recorded primarily within indirect costs and selling expenses and had the following impact on the consolidated statement of operations (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Operating lease cost	$21,382	$42,588
Short-term and variable lease cost	3,623	6,993
Sublease income	(438)	(902)
Total lease cost	$24,567	$48,679

The Company’s future minimum lease payments under non-cancelable operating leases for the remainder of the fiscal year ending June 30, 2020, and for each of the fiscal years thereafter, are as follows (in thousands):

Fiscal year ending June 30,
2020 (six months)	$36,834
2021	81,978
2022	69,921
2023	60,464
2024	49,391
Thereafter	140,656
Total undiscounted lease payments	439,244
Less: imputed interest	(46,669)
Total discounted lease liabilities	$392,575

The weighted-average remaining lease term (in years) and weighted-average discount rate was 6.45 years and 3.35 percent, respectively.

Cash paid for operating leases was $44.4 million for the six months ended December 31, 2019.  During the six months ended December 31, 2019 operating lease liabilities arising from obtaining new ROU assets was $28.6 million, which includes all noncash changes arising from new or remeasured operating lease arrangements.

13.	Commitments and Contingencies

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.	Stock-Based Compensation

For the six months ended December 31, 2019 and 2018, the Company recognized $14.5 million and $12.0 million of stock-based compensation, respectively, that was related to restricted stock units (RSUs).  The stock-based compensation was included in indirect costs and selling expenses in the consolidated statements of operations.

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

The Company granted performance-based stock awards to key employees in October of 2019, October of 2018 and September of 2017. The final number of PRSUs that are earned by participants and vest is based on the achievement of a specified EPS for the fiscal year and on the average share price for the 90-day period ended for the following three years. If the 90-day average share price of the Company’s stock in years one, two and three exceeds the 90-day average share price at the grant date by 100 percent or more the number of shares ultimately awarded could range up to 200 percent of the specified target award. In addition to the performance and market conditions, there is a service vesting condition that stipulates 50 percent of the award will vest approximately three years from the grant date and 50 percent will vest approximately four years from the grant date, depending on the award date.

The annual performance-based awards granted for each of the fiscal years presented were as follows:

	Performance-based stock awards granted	Number of additional shares earned under performance-based stock awards
Fiscal year 2020	108,844	—
Fiscal year 2019	129,108	5,874
Fiscal year 2018	185,056	51,808

The total number of shares authorized by shareholders for grants under the 2016 Plan and its predecessor plan is 1,200,000 plus any forfeitures from the 2006 Plan. The aggregate number of grants that may be made may exceed this approved amount as forfeited RSUs become available for future grants. As of December 31, 2019, cumulative grants of 855,895 equity instruments underlying the shares authorized have been awarded, and 174,418 of these instruments have been forfeited.

Activity related to RSUs during the six months ended December 31, 2019 is as follows:

RSUs
Unvested at June 30, 2019	628,806
Granted	263,007
Vested	(319,710)
Forfeited	(36,235)
Unvested at December 31, 2019	535,868

As of December 31, 2019, there was $58.0 million of total unrecognized compensation costs related to RSUs scheduled to be recognized over a weighted-average period of 2.8 years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.	Earnings Per Share

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income	$79,195	$68,596	$147,172	$147,429
Weighted-average number of basic shares outstanding during the period	25,065	24,856	24,979	24,796
Dilutive effect of RSUs after application of treasury stock method	370	482	504	585
Weighted-average number of diluted shares outstanding during the period	25,435	25,338	25,483	25,381
Basic earnings per share	$3.16	$2.76	$5.89	$5.95
Diluted earnings per share	$3.11	$2.71	$5.78	$5.81

16.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company is currently under examination by the Internal Revenue Service for the year 2015, one state jurisdiction for the years 2011 through 2017 and one foreign jurisdiction for the years 2011 through 2015.  The Company does not expect resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of December 31, 2019 and June 30, 2019 was $1.8 million and $1.5 million, respectively. The $1.8 million unrecognized tax benefit at December 31, 2019, if recognized, would positively impact the Company’s effective tax rate.

The effective income tax rate was 17.1 percent and 17.7 percent for the three and six months ended December 31, 2019, respectively, compared with 26.1 percent and 19.7 percent, respectively, for the three and six months ended December 31, 2018.  For the three months ended December 31, 2019, the Company’s effective income tax rate decreased primarily due to the timing of excess tax benefits under ASU 2016-09, Stock Compensation.  For the six months ended December 31, 2019, the Company’s effective income tax rate decreased primarily due to the amount of excess tax benefits under ASU 2016-09. If gains or losses on the value of assets invested in COLI throughout the rest of the current fiscal year vary from our estimates, our FY2020 effective tax rate will fluctuate in future quarters for the year ending June 30, 2020.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.	Business Segment Information

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

	Domestic Operations	International Operations	Total
Three Months Ended December 31, 2019
Revenue from external customers	$1,353,793	$41,676	$1,395,469
Net income	74,684	4,511	79,195
Three Months Ended December 31, 2018
Revenue from external customers	$1,142,552	$39,089	$1,181,641
Net income	64,557	4,039	68,596
Six Months Ended December 31, 2019
Revenue from external customers	$2,678,566	$80,295	$2,758,861
Net income	138,895	8,277	147,172
Six Months Ended December 31, 2018
Revenue from external customers	$2,269,075	$78,430	$2,347,505
Net income	140,006	7,423	147,429

18.	Fair Value of Financial Instruments

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and June 30, 2019, and the level they fall within the fair value hierarchy (in thousands):

			December 31,	June 30,
	Financial Statement	Fair Value	2019	2019
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$14,900	$12,000
Interest rate swap agreements	Other long-term assets	Level 2	$1,064	$2,081
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$1	$43
Interest rate swap agreements	Other long-term liabilities	Level 2	$12,957	$12,264

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Various acquisitions completed during prior fiscal years contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two and three year periods subsequent to each acquisition.  The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the six months ended December 31, 2019, this remeasurement resulted in a $2.9 million change to the liability recorded.

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

Information Relating to Forward-Looking Statements

There are statements made herein that do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such statements are subject to risk factors that could cause actual results to be materially different from anticipated results.  These risk factors include, but are not limited to, the following:

•

our reliance on U.S. government contracts, which includes general risk around the government contract procurement process (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks;

•	significant delays or reductions in appropriations for our programs and broader changes in U.S. government funding and spending patterns;
•	legislation that amends or changes discretionary spending levels;
•	legal, regulatory, and political change from successive presidential administrations that could result in economic uncertainty;
•	changes in U.S. federal agencies, current agreements with other nations, foreign events, or any other events which may affect the global economy;
•	the results of government audits and reviews conducted by the Defense Contract Audit Agency, the Defense Contract Management Agency, or other governmental entities with cognizant oversight;
•	competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances);
•	failure to achieve contract awards in connection with re-competes for present business and/or competition for new business;
•

regional and national economic conditions in the United States and globally, including but not limited to: terrorist activities or war, changes in interest rates, currency fluctuations, significant fluctuations in the equity markets, and market speculation regarding our continued independence;

•	our ability to meet contractual performance obligations, including technologically complex obligations dependent on factors not wholly within our control;
•	changes in tax law, the interpretation of associated rules and regulations, or any other events impacting our effective tax rate;
•	changes in technology;
•	the potential impact of the announcement or consummation of a proposed transaction and our ability to successfully integrate the operations of our recent and any future acquisitions;
•	our ability to achieve the objectives of near term or long-term business plans.

The above non-inclusive list of risk factors may impact the forward-looking statements contained in this Quarterly Report on Form 10-Q.  In addition, other risk factors include, but are not limited to, those described in “Item 1A. Risk Factors” within our Annual Report on Form 10-K.  The forward-looking statements contained in this Quarterly Report on Form 10-Q are as of the date of its filing.

Overview

During the six months ended December 31, 2019, the Company generated $2.6 billion or 95.5 percent of our revenue from contracts with U.S. government agencies compared with $2.2 billion or 95.1 percent for the same period in 2018.  Our contract revenues were generated from both prime and subcontractor relationships.  In addition to U.S. government agencies, we also provide services to commercial customers and, through our international operations, to non-U.S. government agencies.

The Company provides Expertise and Technology to Enterprise and Mission customers in support of national security missions and government transformation.

•

Enterprise – CACI’s Enterprise business provides capabilities that enable the internal operations of an agency. This includes business systems, business process reengineering, and enterprise information technology (IT). For example, CACI customizes, implements, and maintains commercial-off-the-shelf (COTS) and custom enterprise resource planning (ERP) systems. This includes financial, human capital, asset and material, and logistics and supply chain management systems. CACI also designs, develops, integrates, deploys and sustains enterprise-wide IT systems in a variety of models. As an Amazon Web Services (AWS) Premier Consulting Partner and Microsoft Cloud Solution Provider for Government, we deliver cloud-powered solutions, performance-based service management, mobility, defensive cyber and network security, end-user services, and infrastructure services.

•

Mission – CACI’s Mission business provides capabilities that enable the execution of an agency’s primary function, or “mission”. For example, we support strategic and tactical Mission customers with capabilities in areas such as command and control, communications, intelligence collection and analysis, signals intelligence (SIGINT), electronic warfare (EW), and cyber operations. CACI develops tools and offerings in an open, software-defined architecture with multi-domain and multi-mission capabilities.

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

Budgetary Environment

We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. In late July 2019, Congress passed the Bipartisan Budget Act of 2019 (BBA 2019), which increased the caps for defense and non-defense spending for GFY 2020 and GFY 2021, established discretionary spending caps for GFY 2020 and GFY 2021, and suspended the national debt limit through July 2021. On August 2, 2019, the President signed the measure into law. BBA 2019 called for defense spending, including Overseas Contingency Operations funds, of $738 billion in GFY 2020 and $740.5 billion in GFY 2021. Both represent increases from GFY 2019 levels of $716 billion, which itself represented an increase over GFY 2018 levels. In December 2019, Congress passed two GFY 2020 appropriations bills totaling $1.4 trillion: $738 billion for defense and $632 billion for non-defense agencies, which represent increases over GFY 2019 of $22 billion and $27 billion, respectively. On December 20, 2019, the President signed both bills into law. We believe that bipartisan support remains for continued investment in the areas of defense and national security.

During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a continuing resolution (CR). Depending on their scope, duration, and other factors, CRs can negatively impact our business due to delays in new program starts, delays in contract award decisions, and other factors. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans.

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

Results of Operations for the Three Months Ended December 31, 2019 and 2018

The following table provides the relative percentage that certain items of expense and earnings bear to revenue for the three months ended December 31, 2019 and 2018, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	December 31,		December 31,		Change
(dollars in thousands)	2019	2018	2019	2018	$	%
Revenue	$1,395,469	$1,181,641	100.0%	100.0%	$213,828	18.1%
Costs of revenue
Direct costs	904,867	790,849	64.8	66.9	114,018	14.4
Indirect costs and selling expenses	352,448	269,677	25.3	22.8	82,771	30.7
Depreciation and amortization	27,967	18,852	2.0	1.6	9,115	48.4
Total costs of revenue	1,285,282	1,079,378	92.1	91.3	205,904	19.1
Income from operations	110,187	102,263	7.9	8.7	7,924	7.7
Interest expense and other, net	14,714	9,421	1.1	0.8	5,293	56.2
Income before income taxes	95,473	92,842	6.8	7.9	2,631	2.8
Income tax expense	16,278	24,246	1.2	2.1	(7,968)	(32.9)
Net income	$79,195	$68,596	5.7%	5.8%	$10,599	15.5%

For the three months ended December 31, 2019, total revenue increased by 18.1 percent, or $213.8 million, compared with the same period a year ago.  This increase was attributable to organic growth on existing programs, new contract awards, higher award and incentive fees, and acquired revenues, partially offset by the completion of certain contracts.  In addition, during the three months ended December 31, 2019, the Company received notification that certain contract close out risks had been mitigated on previously satisfied performance obligations and therefore recorded a reduction to its established reserve amount.  Out of our primary customer groups, Department of Defense and Federal Civilian revenue increased by $155.6 million and $54.1 million, respectively, compared with the same period a year ago.

For the three months ended December 31, 2019, direct costs increased 14.4 percent or $114.0 million, compared with the same period a year ago.  The increase in direct costs is primarily related to increased direct labor expenses due to organic growth on existing programs and acquired contracts.  As a percentage of revenue, direct costs were 64.8 percent and 66.9 percent for the three months ended December 31, 2019 and 2018, respectively. Direct costs include direct labor, subcontract labor, material expenses, and other direct costs.

Indirect costs and selling expenses increased $82.8 million or 30.7 percent for the three months ended December 31, 2019, compared with the same period a year ago.  As a percentage of revenue, indirect costs and selling expenses were 25.3 percent and 22.8 percent for the three months ended December 31, 2019 and 2018, respectively.  This percentage increase is driven primarily by increased independent research and development (IR&D) efforts, increased bid and proposal (B&P) costs, increased indirect labor from recent acquisitions and additional fringe benefits for our larger workforce.

Depreciation and amortization expense increased $9.1 million or 48.4 percent for the three months ended December 31, 2019, compared with the same period a year ago.  The increase is primarily attributable to intangible amortization from recent acquisitions and depreciation from the Company’s higher average property and equipment.

For the three months ended December 31, 2019, interest expense and other, net increased $5.3 million or 56.2 percent, compared with the same period a year ago.  The increase in interest expense is primarily attributable to higher outstanding debt balances on the Company’s Credit Facility as a result of recent acquisitions.

For the three months ended December 31, 2019, the effective income tax rate was 17.1 percent compared with 26.1 percent for the same period last year.  The Company’s effective income tax rate decreased primarily due to the timing of excess tax benefits under ASU 2016-09, Stock Compensation.  For both comparative reporting periods, the Company’s effective tax rate was impacted by excess tax benefits under ASU 2016-09, Stock Compensation.  If gains or losses on the value of assets invested in COLI throughout the rest of the current fiscal year vary from our estimates, our FY2020 effective tax rate will fluctuate in future quarters for the year ending June 30, 2020.

Results of Operations for the Six Months Ended December 31, 2019 and 2018

The following table provides the relative percentage that certain items of expense and earnings bear to revenue for the six months ended December 31, 2019 and 2018, respectively.

	Dollar Amount		Percentage of Revenue
	Six Months Ended		Six Months Ended
	December 31,		December 31,		Change
(dollars in thousands)	2019	2018	2019	2018	$	%
Revenue	$2,758,861	$2,347,505	100.0%	100.0%	$411,356	17.5%
Costs of revenue
Direct costs	1,783,748	1,573,609	64.7	67.0	210,139	13.4
Indirect costs and selling expenses	710,040	534,434	25.7	22.8	175,606	32.9
Depreciation and amortization	54,729	37,599	2.0	1.6	17,130	45.6
Total costs of revenue	2,548,517	2,145,642	92.4	91.4	402,875	18.8
Income from operations	210,344	201,863	7.6	8.6	8,481	4.2
Interest expense and other, net	31,525	18,307	1.1	0.8	13,218	72.2
Income before income taxes	178,819	183,556	6.5	7.8	(4,737)	(2.6)
Income tax expense	31,647	36,127	1.1	1.5	(4,480)	(12.4)
Net income	$147,172	$147,429	5.3%	6.3%	$(257)	(0.2)%

For the six months ended December 31, 2019, total revenue increased by 17.5 percent, or $411.4 million, compared with the same period a year ago.  This increase was attributable to organic growth on existing programs, new contract awards, and acquired revenues, partially offset by the completion of certain contracts.  Out of our primary customer groups, Department of Defense and Federal Civilian revenue increased by $275.0 million and $125.9 million, respectively, compared with the same period a year ago.

For the six months ended December 31, 2019, direct costs increased 13.4 percent or $210.1 million, compared with the same period a year ago.  The increase in direct costs is primarily related to increased direct labor expenses due to organic growth on existing programs and acquired contracts.  As a percentage of revenue, direct costs were 64.7 percent and 67.0 percent for the six months ended December 31, 2019 and 2018, respectively.  Direct costs include direct labor, subcontractor labor, material expenses, and other direct costs.

Indirect costs and selling expenses increased $175.6 million or 32.9 percent for the six months ended December 31, 2019, compared with the same period a year ago.  As a percentage of revenue, indirect costs and selling expenses were 25.7 percent and 22.8 percent for the six months ended December 31, 2019 and 2018, respectively.  This percentage increase is driven primarily by increased independent research and development (IR&D) efforts, increased bid and proposal (B&P) costs, increased indirect labor from recent acquisitions and additional fringe benefits for our larger workforce.

Depreciation and amortization expense increased $17.1 million or 45.6 percent for the six months ended December 31, 2019, compared with the same period a year ago.  The increase is primarily attributable to intangible amortization from recent acquisitions and depreciation from the Company’s higher average property and equipment.

For the six months ended December 31, 2019, interest expense and other, net increased $13.2 million or 72.2 percent, compared with the same period a year ago.  The increase in interest expense is primarily attributable to higher outstanding debt balances on the Company’s Credit Facility as a result of recent acquisitions.

For the six months ended December 31, 2019, the effective income tax rate was 17.7 percent compared with 19.7 percent for the same period last year.  The Company’s effective income tax rate decreased primarily due to the amount of excess tax benefits under ASU 2016-09, Stock Compensation.  For both comparative reporting periods, the Company’s effective tax rate was impacted by excess tax benefits under ASU 2016-09, Stock Compensation.  If gains or losses on the value of assets invested in COLI throughout the rest of the current fiscal year vary from our estimates, our FY2020 effective tax rate will fluctuate in future quarters for the year ending June 30, 2020.

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

As of December 31, 2019, the Company had total backlog of $20.3 billion, of which $2.8 billion was funded.  The total backlog consists of remaining performance obligations (see Note 7 – Revenue Recognition) plus unexercised options.

There is no assurance that all funded or potential contract value will result in revenue being recognized.  The Company continues to monitor our backlog as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, or early terminations.  Based on this analysis, an adjustment to the period end balance may be required.

Liquidity and Capital Resources

Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our MARPA (as defined and discussed in Note 10) and available borrowings under our Credit Facility (as defined in Note 11) described below.

The Company has a $2,438.4 million Credit Facility, which consists of an $1,500.0 million Revolving Facility and a $938.4 million Term Loan.  The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of December 31, 2019, we had $740.0 million outstanding under the Revolving Facility and no borrowings on the swing line.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million until the balance is due in full on June 30, 2024.  As of December 31, 2019, $868.0 million was outstanding under the Term Loan.

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

Cash and cash equivalents were $68.6 million and $70.7 million as of December 31, 2019 and 2018, respectively. A summary of cash flow information is presented below:

	Six Months Ended
	December 31,
	2019	2018
Net cash provided by operating activities	$237,025	$139,540
Net cash used in investing activities	(143,091)	(107,088)
Net cash used in financing activities	(97,474)	(27,044)
Effect of exchange rate changes on cash	157	(874)
Net increase (decrease) in cash and cash equivalents	$(3,383)	$4,534

Our operating cash flow was $237.0 million for the six months ended December 31, 2019.  This represents an increase of $97.5 million or 69.9 percent, from our operating cash flows of $139.5 million for the six months ended December 31, 2018. The year-over-year increase is primarily related to strong cash collections on our accounts receivable.  Days sales outstanding (DSO) was 51 days at December 31, 2019, compared with 73 days at December 31, 2018.

Cash used in investing activities was $143.1 million and $107.1 million during the six months ended December 31, 2019 and 2018, respectively.  During the six months ended December 31, 2019, we paid $102.1 million for business acquisitions, as compared to $91.2 million during the same period a year ago.  Purchases of office and computer related equipment of $41.0 million and $17.8 million during the first six months of FY2020 and FY2019, respectively, accounted for a majority of the remaining funds used in investing activities.

Cash used in financing activities was $97.5 million and $27.0 million during the six months ended December 31, 2019 and 2018.  During the six months ended December 31, 2019 and 2018, we had net repayments under our Credit Facility of $68.5 million and $8.5 million, respectively. During the six months ended December 31, 2019 and December 31, 2018, we also used cash within financing activities of $29.1 million and $18.0 million, respectively, to pay taxes on equity transactions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $900.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the six months ended December 31, 2019 would have fluctuated by approximately $3.6 million.

Approximately 2.9 percent and 3.3 percent of our total revenue in six months ended December 31, 2019 and 2018, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2019, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $24.1 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at December 31, 2019.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2019.

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

On March 22, 2019, the District Court denied the United States’ motion to dismiss on grounds of sovereign immunity and CACI’s motion to dismiss on grounds of derivative sovereign immunity.  The District Court also granted the United States’ motion for summary judgment with respect to CACI’s third-party complaint.  On March 26, 2019, CACI filed a Notice of Appeal of the District Court’s March 22, 2019 decision.  On April 2, 2019, the U.S. Court of Appeals for the Fourth Circuit issued an Accelerated Briefing Order for the appeal.  On April 3, 2019, the District Court issued an Order cancelling the trial schedule and holding matters in abeyance pending disposition of the appeal.  On July 10, 2019, the U.S. Court of Appeals for the Fourth Circuit heard oral argument in Spartanburg, South Carolina on CACI’s appeal.  On August 23, 2019, the Court of Appeals issued an unpublished opinion dismissing the appeal.  A majority of the panel that heard the appeal held that rulings denying derivative sovereign immunity are not immediately appealable even where they present pure questions of law.  The panel also ruled, in the alternative, that even if such a ruling was immediately appealable, review was barred because there remained disputes of material fact with respect to CACI’s derivative sovereign immunity defenses.  The Court of Appeals subsequently denied CACI’s request for rehearing en banc.  CACI then filed a motion to stay issuance of the mandate pending the filing of a petition for a writ of certiorari.  On October 11, 2019, the Court of Appeals, by a 2-1 vote, denied the motion to stay issuance of the mandate.  CACI then filed an application to stay issuance of the mandate with Chief Justice Roberts in his capacity as Circuit Justice for the U.S. Court of Appeals for the Fourth Circuit.  After CACI filed that application, the Court of Appeals issued the mandate on October 21, 2019, returning jurisdiction to the district court.  On October 23, Chief Justice Roberts denied the stay application “without prejudice to applicants filing a new application after seeking relief in the district court.”  CACI then filed a motion in the district court to stay the action pending filing and disposition of a petition for a writ of certiorari.  On November 1, 2019, the district court granted CACI’s motion and issued an Order staying the action until further order of the court.  On November 15, 2019, CACI filed a petition for a writ of certiorari in the U.S. Supreme Court.  On January 27, 2020, the U.S. Supreme Court issued an Order inviting the Solicitor General to file a brief in the case expressing the views of the United States.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2019	8,250	$227.81	1,200,017	49,983
November 2019	—	—	—	—
December 2019	—	—	—	—
Total	8,250	$227.81	1,200,017	49,983

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	Amendment No. 1 to Master Accounts Receivable Purchase Agreement dated December 28, 2018, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto		8-K	December 31, 2019	10.1

31.1	Section 302 Certification John S. Mengucci	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification John S. Mengucci	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: January 30, 2020	By:	/s/ John S. Mengucci
John S. Mengucci
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 30, 2020	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: January 30, 2020	By:	/s/ Christopher A. Voci
Christopher A. Voci
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)