Form 10-Q
period 2020-03-31
CACI INTERNATIONAL INC /DE/
filed 2020-04-30
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 14, 2020, there were 25,086,341 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue	$1,465,600	$1,264,958	$4,224,461	$3,612,463
Costs of revenue:
Direct costs	953,630	824,024	2,737,378	2,397,633
Indirect costs and selling expenses	371,135	324,828	1,081,175	859,262
Depreciation and amortization	27,159	21,198	81,888	58,797
Total costs of revenue	1,351,924	1,170,050	3,900,441	3,315,692
Income from operations	113,676	94,908	324,020	296,771
Interest expense and other, net	14,087	13,466	45,612	31,773
Income before income taxes	99,589	81,442	278,408	264,998
Income tax expense	19,012	13,297	50,659	49,424
Net income	$80,577	$68,145	$227,749	$215,574
Basic earnings per share	$3.21	$2.74	$9.11	$8.69
Diluted earnings per share	$3.16	$2.69	$8.94	$8.50
Weighted-average basic shares outstanding	25,078	24,866	25,012	24,819
Weighted-average diluted shares outstanding	25,478	25,348	25,481	25,369

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income	$80,577	$68,145	$227,749	$215,574
Other comprehensive income (loss):
Foreign currency translation adjustment	(10,570)	3,059	(4,663)	(2,372)
Change in fair value of interest rate swap agreements, net of tax	(21,173)	(2,075)	(22,402)	(5,636)
Other comprehensive income (loss), net of tax	(31,743)	984	(27,065)	(8,008)
Comprehensive income	$48,834	$69,129	$200,684	$207,566

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	March 31,	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$77,156	$72,028
Accounts receivable, net	839,135	869,840
Prepaid expenses and other current assets	158,075	89,652
Total current assets	1,074,366	1,031,520
Goodwill	3,407,551	3,336,079
Intangible assets, net	421,533	436,115
Property and equipment, net	169,378	149,676
Operating lease right-of-use assets	339,292	—
Supplemental retirement savings plan assets	91,269	92,736
Accounts receivable, long-term	9,471	7,381
Other long-term assets	33,615	33,336
Total assets	$5,546,475	$5,086,843
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,920	$46,920
Accounts payable	174,641	118,917
Accrued compensation and benefits	287,570	290,274
Other accrued expenses and current liabilities	270,034	235,611
Total current liabilities	779,165	691,722
Long-term debt, net of current portion	1,464,664	1,618,093
Supplemental retirement savings plan obligations, net of current portion	97,956	92,291
Deferred income taxes	235,350	205,339
Operating lease liabilities, noncurrent	315,702	—
Other long-term liabilities	90,008	107,932
Total liabilities	$2,982,845	$2,715,377
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,518 shares issued and 25,086 outstanding at March 31, 2020 and 42,314 shares issued and 24,880 outstanding at June 30, 2019	4,252	4,231
Additional paid-in capital	567,732	576,277
Retained earnings	2,637,913	2,410,164
Accumulated other comprehensive loss	(70,221)	(43,156)
Treasury stock, at cost (17,432 and 17,434 shares, respectively)	(576,181)	(576,185)
Total CACI shareholders’ equity	2,563,495	2,371,331
Noncontrolling interest	135	135
Total shareholders’ equity	2,563,630	2,371,466
Total liabilities and shareholders’ equity	$5,546,475	$5,086,843

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$227,749	$215,574
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	81,888	58,797
Amortization of deferred financing costs	1,762	1,796
Non-cash lease expense	54,493	—
Stock-based compensation expense	22,204	18,351
Deferred income taxes	39,527	(1,193)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	36,433	85,995
Prepaid expenses and other assets	(35,461)	(13,284)
Accounts payable and other accrued expenses	27,638	101,473
Accrued compensation and benefits	(4,522)	(18,536)
Income taxes payable and receivable	(42,383)	(1,945)
Operating lease liabilities	(56,240)	—
Long-term liabilities	4,737	5,813
Net cash provided by operating activities	357,825	452,841
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(54,331)	(29,545)
Cash paid for business acquisitions, net of cash acquired	(102,437)	(1,071,023)
Other	—	1,875
Net cash used in investing activities	(156,768)	(1,098,693)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	1,438,500	2,109,500
Principal payments made under bank credit facilities	(1,593,690)	(1,414,690)
Payment of financing costs under bank credit facilities	—	(1,386)
Payment of contingent consideration	(8,700)	(616)
Proceeds from employee stock purchase plans	5,463	4,265
Repurchases of common stock	(5,584)	(4,310)
Payment of taxes for equity transactions	(30,616)	(18,837)
Net cash provided by (used in) financing activities	(194,627)	673,926
Effect of exchange rate changes on cash and cash equivalents	(1,302)	(462)
Net increase in cash and cash equivalents	5,128	27,612
Cash and cash equivalents at beginning of period	72,028	66,194
Cash and cash equivalents at end of period	$77,156	$93,806
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$46,895	$55,967
Cash paid during the period for interest	$41,151	$31,083
Non-cash financing and investing activities:
Landlord sponsored tenant improvement	$1,630	$3,518
Accrued capital expenditures	$3,687	$3,557

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares Amount		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, June 30, 2019	42,314	$4,231	$576,277	$2,410,164	$(43,156)	17,434	$(576,185)	$2,371,331	$135	$2,371,466
Net income	—	—	—	227,749	—	—	—	227,749	—	227,749
Stock-based compensation expense	—	—	22,204	—	—	—	—	22,204	—	22,204
Tax withholdings on restricted share vestings	204	21	(30,460)	—	—	—	—	(30,439)	—	(30,439)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(22,402)	—	—	(22,402)	—	(22,402)
Currency translation adjustment	—	—	—	—	(4,663)	—	—	(4,663)	—	(4,663)
Repurchases of common stock	—	—	(369)	—	—	24	(5,215)	(5,584)	—	(5,584)
Treasury stock issued under stock purchase plans	—	—	80	—	—	(26)	5,219	5,299	—	5,299
BALANCE, March 31, 2020	42,518	$4,252	$567,732	$2,637,913	$(70,221)	17,432	$(576,181)	$2,563,495	$135	$2,563,630

BALANCE, June 30, 2018	42,139	$4,214	$570,964	$2,126,790	$(19,030)	17,434	$(576,186)	$2,106,752	$135	$2,106,887
Net income	—	—	—	215,574	—	—	—	215,574	—	215,574
Cumulative effect adjustment of ASC 606, net of taxes	—	—	—	17,770	—	—	—	17,770	—	17,770
Stock-based compensation expense	—	—	18,351	—	—	—	—	18,351	—	18,351
Tax withholdings on restricted share vestings	165	16	(18,812)	—	—	—	—	(18,796)	—	(18,796)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(5,636)	—	—	(5,636)	—	(5,636)
Currency translation adjustment	—	—	—	—	(2,372)	—	—	(2,372)	—	(2,372)
Repurchases of common stock	—	—	(301)	—	—	26	(4,009)	(4,310)	—	(4,310)
Treasury stock issued under stock purchase plans	—	—	5	—	—	(26)	4,010	4,015	—	4,015
BALANCE, March 31, 2019	42,304	$4,230	$570,207	$2,360,134	$(27,038)	17,434	$(576,185)	$2,331,348	$135	$2,331,483

BALANCE, December 31, 2019	42,505	$4,250	$561,521	$2,557,336	$(38,478)	17,434	$(576,184)	$2,508,445	$135	$2,508,580
Net income	—	—	—	80,577	—	—	—	80,577	—	80,577
Stock-based compensation expense	—	—	7,705	—	—	—	—	7,705	—	7,705
Tax withholdings on restricted share vestings	13	2	(1,371)	—	—	—	—	(1,369)	—	(1,369)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(21,173)	—	—	(21,173)	—	(21,173)
Currency translation adjustment	—	—	—	—	(10,570)	—	—	(10,570)	—	(10,570)
Repurchases of common stock	—	—	(190)	—	—	7	(1,798)	(1,988)	—	(1,988)
Treasury stock issued under stock purchase plans	—	—	67	—	—	(9)	1,801	1,868	—	1,868
BALANCE, March 31, 2020	42,518	$4,252	$567,732	$2,637,913	$(70,221)	17,432	$(576,181)	$2,563,495	$135	$2,563,630

BALANCE, December 31, 2018	42,296	$4,230	$564,586	$2,291,989	$(28,022)	17,434	$(576,185)	$2,256,598	$135	$2,256,733
Net income	—	—	—	68,145	—	—	—	68,145	—	68,145
Stock-based compensation expense	—	—	6,304	—	—	—	—	6,304	—	6,304
Tax withholdings on restricted share vestings	8	—	(567)	—	—	—	—	(567)	—	(567)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(2,075)	—	—	(2,075)	—	(2,075)
Currency translation adjustment	—	—	—	—	3,059	—	—	3,059	—	3,059
Repurchases of common stock	—	—	(116)	—	—	11	(1,438)	(1,554)	—	(1,554)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(11)	1,438	1,438	—	1,438
BALANCE, March 31, 2019	42,304	$4,230	$570,207	$2,360,134	$(27,038)	17,434	$(576,185)	$2,331,348	$135	$2,331,483

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of March 31, 2020 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 11 and 18.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2019.  The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

LGS

On March 1, 2019, CACI acquired all of the equity interests of Legos Intermediate Holdings, LLC and MDCP Legos Blocker, Inc., the parent companies of LGS Innovations (LGS).  The purchase consideration was $758.2 million.  LGS is a leading provider of SIGINT and cyber products and solutions to the Intelligence Community and Department of Defense.

During the nine months ended March 31, 2020, CACI finalized its valuation of assets acquired and liabilities assumed resulting in measurement period adjustments that increased goodwill by $3.9 million.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Other Acquisitions

During the second quarter of FY2020, CACI completed three strategic acquisitions adding key capabilities in the mission expertise and technology areas of our business.  The aggregate purchase consideration was approximately $109.0 million.  The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $69.9 million to goodwill and $29.5 million to intangible assets.  At March 31, 2020, the Company had not finalized the determination of fair values allocated to assets and liabilities.

5.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31,	June 30,
	2020 (1)	2019
Intangible assets:
Customer contracts and related customer relationships	$570,563	$549,552
Acquired technologies	129,933	137,959
Other	12	800
Intangible assets	700,508	688,311
Less accumulated amortization:
Customer contracts and related customer relationships	(260,879)	(236,935)
Acquired technologies	(18,091)	(14,750)
Other	(5)	(511)
Less accumulated amortization	(278,975)	(252,196)
Total intangible assets, net	$421,533	$436,115

__________________

(1)	During the nine months ended March 31, 2020, the Company removed $17.6 million in fully amortized intangible assets.

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to twenty years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of March 31, 2020 is 16.9 years, and the weighted-average remaining period of amortization is 13.8 years.  The weighted-average period of amortization for acquired technologies as of March 31, 2020 is 10.4 years, and the weighted-average remaining period of amortization is 9.2 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2020, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2020 (three months)	$14,633
2021	58,276
2022	55,176
2023	50,074
2024	43,292
Thereafter	200,082
Total intangible assets, net	$421,533

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.	Goodwill

The changes in the carrying amount of goodwill for the year ended June 30, 2019 and the nine months ended March 31, 2020 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2018	$2,514,520	$106,315	$2,620,835
Goodwill acquired (1)	710,165	9,038	719,203
Foreign currency translation	—	(3,959)	(3,959)
Balance at June 30, 2019	$3,224,685	$111,394	$3,336,079
Goodwill acquired (1)	54,812	20,446	75,258
Foreign currency translation	—	(3,786)	(3,786)
Balance at March 31, 2020	$3,279,497	$128,054	$3,407,551

(1)	Includes goodwill initially allocated to new business combinations as well as measurement period adjustments.

7.	Revenue Recognition

We disaggregate our revenue arrangements by contract type, customer, and whether the Company performs on the contract as the prime or subcontractor.  We believe that these categories allow for a better understanding of the nature, amount, timing, and uncertainty of revenue and cash flows arising from our contracts.

Revenue by Contract Type

The Company generated revenue on our cost-plus-fee, firm fixed-price, and time-and-materials contracts as follows during the three and nine months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2020			March 31, 2020
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$852,700	$—	$852,700	$2,418,891	$—	$2,418,891
Firm fixed-price	376,314	29,422	405,736	1,128,866	83,713	1,212,579
Time and materials	190,344	16,820	207,164	550,167	42,824	592,991
Total	$1,419,358	$46,242	$1,465,600	$4,097,924	$126,537	$4,224,461

	Three Months Ended			Nine Months Ended
	March 31, 2019			March 31, 2019
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$704,627	$—	$704,627	$2,003,204	$—	$2,003,204
Firm fixed-price	348,143	25,863	374,006	982,232	73,152	1,055,384
Time and materials	172,761	13,564	186,325	509,170	44,705	553,875
Total	$1,225,531	$39,427	$1,264,958	$3,494,606	$117,857	$3,612,463

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Customer Information

The Company generated revenue from our primary customer groups as follows during the three and nine months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2020			March 31, 2020
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,037,242	$—	$1,037,242	$2,965,263	$—	$2,965,263
Federal civilian agencies	361,320	—	361,320	1,067,342	—	1,067,342
Commercial and other	20,796	46,242	67,038	65,319	126,537	191,856
Total	$1,419,358	$46,242	$1,465,600	$4,097,924	$126,537	$4,224,461

	Three Months Ended			Nine Months Ended
	March 31, 2019			March 31, 2019
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$887,030	$—	$887,030	$2,540,093	$—	$2,540,093
Federal civilian agencies	318,374	—	318,374	898,491	—	898,491
Commercial and other	20,127	39,427	59,554	56,022	117,857	173,879
Total	$1,225,531	$39,427	$1,264,958	$3,494,606	$117,857	$3,612,463

Prime or Subcontractor

The Company generated revenue as either the prime or subcontractor as follows during the three and nine months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2020			March 31, 2020
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,298,073	$46,242	$1,344,315	$3,723,024	$126,537	$3,849,561
Subcontractor	121,285	—	121,285	374,900	—	374,900
Total	$1,419,358	$46,242	$1,465,600	$4,097,924	$126,537	$4,224,461

	Three Months Ended			Nine Months Ended
	March 31, 2019			March 31, 2019
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,114,172	$39,427	$1,153,599	$3,217,570	$117,857	$3,335,427
Subcontractor	111,359	—	111,359	277,036	—	277,036
Total	$1,225,531	$39,427	$1,264,958	$3,494,606	$117,857	$3,612,463

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

Based on changes in a contract’s EAC, a cumulative adjustment to revenue will be recorded.  For the three and nine months ended March 31, 2020, we recognized an increase to income before income taxes of $8.3 million ($0.24 per diluted share) and $32.1 million ($0.93 per diluted share), respectively, compared with $6.3 million ($0.18 per diluted share) and $16.9 million ($0.49 per diluted share) for the three and nine months ended March 31, 2019, respectively, from EAC adjustments.  The Company used its statutory tax rate when calculating the impact to diluted earnings per share.

Revenue recognized from previously satisfied performance obligations was $(0.3) million and $9.9 million for the three and nine months ended March 31, 2020, respectively, compared with $0.8 million and $1.1 million for the three and nine months ended March 31, 2019.  The change in revenue generally relates to final true-up adjustments to our estimated award or incentive fees in the period in which we receive the customer’s final performance score or when we can determine that more objective, contractually-defined criteria have been fully satisfied.  During the nine months ended March 31, 2020, the Company received notification that certain contract close out risks had been mitigated on previously satisfied performance obligations and therefore recorded a reduction to its established reserve amount.

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

The Company continues to monitor this balance as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, or early terminations.  Based on this analysis, an adjustment to the period end balance may be required.  Our remaining performance obligations balance as of March 31, 2020 was $6.3 billion.

The Company expects to recognize approximately 88 percent of our remaining performance obligations balance as revenue over the next twelve months and the remaining 12 percent thereafter.

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net contract assets (liabilities) consisted of the following (in thousands):

		March 31,	June 30,
Description of Contract Related Balance	Financial Statement Classification	2020	2019
Contract assets – current:
Unbilled receivables	Accounts receivable, net	$93,739	$90,073
Costs to obtain – short-term	Prepaid expenses and other current assets	3,239	2,685
Contract assets – noncurrent:
Unbilled receivables	Accounts receivable, long-term	9,471	7,381
Costs to obtain – long-term	Other long-term assets	7,458	5,353
Contract liabilities – current:
Deferred revenue and other contract liabilities – short-term	Other accrued expenses and current liabilities	(54,075)	(55,667)
Contract liabilities – noncurrent:
Deferred revenue and other contract liabilities – long-term	Other long-term liabilities	(6,755)	(7,445)
Net contract assets (liabilities)		$53,077	$42,380

During the three and nine months ended March 31, 2020, we recognized $6.2 million and $44.9 million of revenue, respectively, that was included in a previously recorded contract liability as of the beginning of the period.

9.	Inventories

Inventories consisted of the following (in thousands):

	March 31,	June 30,
	2020	2019
Materials, purchased parts and supplies	$38,551	$37,368
Work in process	11,304	6,021
Finished goods	13,155	3,834
Total	$63,010	$47,223

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

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services.  The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of March 31, 2020.  Proceeds from the sold receivables are reflected in our operating cash flows on the statement of cash flows.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

MARPA activity consisted of the following (in thousands):

As of and for the
Nine Months Ended
March 31, 2020
Outstanding balance – June 30, 2019:	$192,527
Sales of receivables	1,750,496
Cash collections	(1,749,524)
Outstanding balance sold to Purchaser – March 31, 2020: (1)	193,499
Cash collected, not remitted to Purchaser (2)	(55,588)
Remaining sold receivables	$137,911

(1)

For the nine months ended March 31, 2020, the Company recorded a cash inflow in its cash flows from operating activities of $1.0 million from sold receivables.  The cash inflow is calculated as the change in the outstanding balance of sold receivables as of March 31, 2020, compared with the outstanding balance as of June 30, 2019.

(2)

Includes the cash collected on behalf of but not yet remitted to the Purchaser as of March 31, 2020.  This balance represents an obligation to the Purchaser and is included in other accrued expenses and current liabilities in the accompanying consolidated balance sheet.

11.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	June 30,
	2020	2019
Bank credit facility – term loans	$856,284	$891,475
Bank credit facility – revolver loans	665,000	785,000
Principal amount of long-term debt	1,521,284	1,676,475
Less unamortized discounts and debt issuance costs	(9,700)	(11,462)
Total long-term debt	1,511,584	1,665,013
Less current portion	(46,920)	(46,920)
Long-term debt, net of current portion	$1,464,664	$1,618,093

Bank Credit Facility

The Company has a $2,438.4 million credit facility (the Credit Facility), which consists of an $1,500.0 million revolving credit facility (the Revolving Facility) and a $938.4 million term loan (the Term Loan). The Revolving Facility has subfacilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,500.0 million. As of March 31, 2020, the Company had $665.0 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million until the balance is due in full on June 30, 2024. As of March 31, 2020, the Company had $856.3 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of March 31, 2020, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.77 percent.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of March 31, 2020, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.

The aggregate maturities of long-term debt at March 31, 2020 are as follows (in thousands):

Twelve months ending March 31,
2021	$46,920
2022	46,920
2023	46,920
2024	46,920
2025	1,333,604
Principal amount of long-term debt	1,521,284
Less unamortized discounts and debt issuance costs	(9,700)
Total long-term debt	$1,511,584

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and nine months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Gain (loss) recognized in other comprehensive income	$(21,606)	$(1,107)	$(22,245)	$(2,680)
Amounts reclassified to earnings from accumulated other comprehensive loss	433	(968)	(157)	(2,956)
Net current period other comprehensive income (loss)	$(21,173)	$(2,075)	$(22,402)	$(5,636)

12.	Leases

All of the Company’s leases are operating leases. The current portion of operating lease liabilities is included in other accrued expenses and current liabilities in our consolidated balance sheets. Lease balances in our consolidated balance sheet are as follows (in thousands):

March 31, 2020
Operating lease right-of-use assets	$339,292

Operating lease liabilities, current	69,601
Operating lease liabilities, noncurrent	315,702
$385,303

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company’s total lease cost is recorded primarily within indirect costs and selling expenses and had the following impact on the consolidated statement of operations (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Operating lease cost	$21,674	$64,262
Short-term and variable lease cost	3,850	10,844
Sublease income	(94)	(998)
Total lease cost	$25,430	$74,108

The Company’s future minimum lease payments under non-cancelable operating leases for the remainder of the fiscal year ending June 30, 2020, and for each of the fiscal years thereafter, are as follows (in thousands):

Fiscal year ending June 30,
2020 (three months)	$15,389
2021	86,905
2022	71,014
2023	62,090
2024	51,155
Thereafter	142,258
Total undiscounted lease payments	428,811
Less: imputed interest	(43,508)
Total discounted lease liabilities	$385,303

The weighted-average remaining lease term (in years) and weighted-average discount rate was 6.26 years and 3.27 percent, respectively.

Cash paid for operating leases was $65.9 million for the nine months ended March 31, 2020.  During the nine months ended March 31, 2020 operating lease liabilities arising from obtaining new ROU assets was $39.8 million, which includes all noncash changes arising from new or remeasured operating lease arrangements.

During April 2020, the Company entered into a lease agreement that will impact its financial statements starting in Q2 FY2021. Annual lease cost is expected to be approximately $6.0 million over a lease term of 12 years.

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

For the nine months ended March 31, 2020 and 2019, the Company recognized $22.2 million and $18.4 million of stock-based compensation, respectively, that was related to restricted stock units (RSUs).  The stock-based compensation was included in indirect costs and selling expenses in the consolidated statements of operations.

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

The total number of shares authorized by shareholders for grants under the 2016 Plan and its predecessor plan is 1,200,000 plus any forfeitures from the 2006 Plan. The aggregate number of grants that may be made may exceed this approved amount as forfeited RSUs become available for future grants. As of March 31, 2020, cumulative grants of 858,100 equity instruments underlying the shares authorized have been awarded, and 180,156 of these instruments have been forfeited.

Activity related to RSUs during the nine months ended March 31, 2020 is as follows:

RSUs
Unvested at June 30, 2019	628,806
Granted	265,212
Vested	(338,402)
Forfeited	(41,973)
Unvested at March 31, 2020	513,643

As of March 31, 2020, there was $49.9 million of total unrecognized compensation costs related to RSUs scheduled to be recognized over a weighted-average period of 2.6 years.

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.	Earnings Per Share

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income	$80,577	$68,145	$227,749	$215,574
Weighted-average number of basic shares outstanding during the period	25,078	24,866	25,012	24,819
Dilutive effect of RSUs after application of treasury stock method	400	482	469	550
Weighted-average number of diluted shares outstanding during the period	25,478	25,348	25,481	25,369
Basic earnings per share	$3.21	$2.74	$9.11	$8.69
Diluted earnings per share	$3.16	$2.69	$8.94	$8.50

16.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company is currently under examination by the Internal Revenue Service for the year 2015, three state jurisdictions for the years 2011 through 2017 and one foreign jurisdiction for the years 2011 through 2015.  The Company does not expect resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of March 31, 2020 and June 30, 2019 was $7.2 million and $1.5 million, respectively. The $7.2 million unrecognized tax benefit at March 31, 2020, if recognized, would positively impact the Company’s effective tax rate.

For the three months ended March 31, 2020, the effective tax rate was 19.1 percent compared to 16.3 percent for the same period last year.  The Company’s effective tax rate was lower in the prior year quarter primarily due to writing off certain historic deferred tax balances due to an internal reorganization related to the integration of an acquired company.  This was partially offset by an amended state refund claim as well as recognition of tax benefit related to an ongoing tax authority examination.  For both comparative reporting periods, the Company’s effective tax rate was impacted by the change in value of assets invested in COLI policies. If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our FY2020 effective tax rate will fluctuate.

For the nine months ended March 31, 2020, the effective tax rate was 18.2 percent compared to 18.7 percent for the same period last year.  The Company’s effective income tax rate decreased slightly, primarily due to the amount of excess tax benefits under ASU 2016-09, Stock Compensation as well as an amended state refund claim and recognition of tax benefit related to an ongoing tax authority examination.  This was partially offset by writing off certain historic deferred tax balances due to an internal reorganization related to the integration of an acquired company in the prior year.  For both comparative reporting periods, the Company’s effective tax rate was impacted by excess tax benefits under ASU 2016-09, Stock Compensation, and the change in value of assets invested in COLI policies.  If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our FY2020 effective tax rate will fluctuate.

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

	Domestic Operations	International Operations	Total
Three Months Ended March 31, 2020
Revenue from external customers	$1,419,358	$46,242	$1,465,600
Net income	74,885	5,692	80,577
Three Months Ended March 31, 2019
Revenue from external customers	$1,225,531	$39,427	$1,264,958
Net income	63,759	4,386	68,145
Nine Months Ended March 31, 2020
Revenue from external customers	$4,097,924	$126,537	$4,224,461
Net income	213,780	13,969	227,749
Nine Months Ended March 31, 2019
Revenue from external customers	$3,494,606	$117,857	$3,612,463
Net income	203,765	11,809	215,574

18.	Fair Value of Financial Instruments

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

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and June 30, 2019, and the level they fall within the fair value hierarchy (in thousands):

			March 31,	June 30,
	Financial Statement	Fair Value	2020	2019
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$—	$12,000
Interest rate swap agreements	Other long-term assets	Level 2	$—	$2,081
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$—	$43
Interest rate swap agreements	Other long-term liabilities	Level 2	$40,620	$12,264

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Various acquisitions completed during prior fiscal years contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results during the two and three year periods subsequent to each acquisition.  The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the nine months ended March 31, 2020, this remeasurement resulted in a $3.0 million increase to the liability recorded. The remaining contingent consideration was settled during Q3 FY2020.

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

•	significant delays or reductions in appropriations for our programs and broader changes in U.S. government funding and spending patterns;
•	legislation that amends or changes discretionary spending levels or budget priorities, such as for homeland security or to address global pandemics like COVID-19;
•	legal, regulatory, and political change from successive presidential administrations that could result in economic uncertainty;
•

changes in U.S. federal agencies, current agreements with other nations, foreign events, or any other events which may affect the global economy, including the impact of global pandemics like COVID-19;

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

•	our ability to meet contractual performance obligations, including technologically complex obligations dependent on factors not wholly within our control;
•	limited access to certain facilities required for us to perform our work, including during a global pandemic like COVID-19;
•	changes in tax law, the interpretation of associated rules and regulations, or any other events impacting our effective tax rate;
•	changes in technology;
•	the potential impact of the announcement or consummation of a proposed transaction and our ability to successfully integrate the operations of our recent and any future acquisitions;
•	our ability to achieve the objectives of near term or long-term business plans;
•	the effects of health epidemics, pandemics and similar outbreaks may have material adverse effects on our business, financial position, results of operations and/or cash flows.

The above non-inclusive list of risk factors may impact the forward-looking statements contained in this Quarterly Report on Form 10-Q.  In addition, other risk factors include, but are not limited to, those described in “Item 1A. Risk Factors” within our Annual Report on Form 10-K.  The forward-looking statements contained in this Quarterly Report on Form 10-Q are as of the date of its filing.

Overview

During the nine months ended March 31, 2020, the Company generated $4.0 billion or 95.5 percent of our revenue from contracts with U.S. government agencies compared with $3.4 billion or 95.2 percent for the same period in 2019.  Our contract revenues were generated from both prime and subcontractor relationships.  In addition to U.S. government agencies, we also provide services to commercial customers and, through our international operations, to non-U.S. government agencies.

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

Budgetary Environment

We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. In late July 2019, Congress passed the Bipartisan Budget Act of 2019 (BBA 2019), which increased the caps for defense and non-defense spending for government fiscal year (GFY) 2020 and GFY 2021, established discretionary spending caps for GFY 2020 and GFY 2021, and suspended the national debt limit through July 2021. On August 2, 2019, the President signed the measure into law. BBA 2019 called for defense spending, including Overseas Contingency Operations funds, of $738 billion in GFY 2020 and $740.5 billion in GFY 2021. Both represent increases from GFY 2019 levels of $716 billion, which itself represented an increase over GFY 2018 levels. In December 2019, Congress passed two GFY 2020 appropriations bills totaling $1.4 trillion: $738 billion for defense and $632 billion for non-defense agencies, which represent increases over GFY 2019 of $22 billion and $27 billion, respectively. On December 20, 2019, the President signed both bills into law. We believe that bipartisan support remains for continued investment in the areas of defense and national security.

While we view the budget environment as favorable under BBA 2019 and believe there is bipartisan support for continued investment in the areas of defense and national security, it is uncertain whether GFY 2021 appropriations bills will be passed in regular order and signed by the President before the end of GFY 2020, particularly given the additional time required to deal with the COVID-19 pandemic. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a continuing resolution (CR). Depending on their scope, duration, and other factors, CRs can negatively impact our business due to delays in new program starts, delays in contract award decisions, and other factors. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans.

Impact of COVID-19

As travel restrictions, social distancing advisories, and other requirements began to be implemented in March, we instructed our workforce to begin to work remotely to the extent possible. While a majority of our workforce is able to work remotely, some employees must still travel to client or company facilities in order to work. While CACI employees were deemed part of the ‘critical infrastructure workforce’, ensuring their ability to work despite state travel limitations, our business still experienced some impacts as a result of COVID-19 risk mitigation efforts. For example, in order to reduce personnel concentration and ensure social distancing in classified environments, shift work was implemented, which reduced the number of hours our employees could work and we could bill customers on certain programs. The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was passed by Congress and signed by the President on March 27, 2020, provides a mechanism to bill hours where our employees are ready and able to work but unable to access required facilities due to COVID-19. We continue to work with our customers to implement the related provisions of the CARES Act.

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

We believe that our customers' use of lowest price/technically acceptable (LPTA) procurements, which contributed to pricing pressures in prior years, has moderated, though price still remains an important factor in procurements. We also continue to see protests of major contract awards and delays in USG procurement activities. In addition, many of our federal government contracts require us to employ personnel with security clearances, specific levels of education and specific past work experience. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense. Additional factors that could affect USG spending in our addressable market include changes in set-asides for small businesses, changes in budget priorities as a result of the COVID-19 pandemic, and budgetary priorities limiting or delaying federal government spending in general.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

The following table provides the relative percentage that certain items of expense and earnings bear to revenue for the three months ended March 31, 2020 and 2019, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	March 31,		March 31,		Change
(dollars in thousands)	2020	2019	2020	2019	$	%
Revenue	$1,465,600	$1,264,958	100.0%	100.0%	$200,642	15.9%
Costs of revenue
Direct costs	953,630	824,024	65.1	65.1	129,606	15.7
Indirect costs and selling expenses	371,135	324,828	25.2	25.7	46,307	14.3
Depreciation and amortization	27,159	21,198	1.9	1.7	5,961	28.1
Total costs of revenue	1,351,924	1,170,050	92.2	92.5	181,874	15.5
Income from operations	113,676	94,908	7.8	7.5	18,768	19.8
Interest expense and other, net	14,087	13,466	1.0	1.1	621	4.6
Income before income taxes	99,589	81,442	6.8	6.4	18,147	22.3
Income tax expense	19,012	13,297	1.3	1.0	5,715	43.0
Net income	$80,577	$68,145	5.5%	5.4%	$12,432	18.2%

For the three months ended March 31, 2020, total revenue was $1,465.6 million, 15.9 percent greater than last year with 9.9 percent from organic growth.  The remaining growth in revenue was attributable to acquired revenues.  Out of our primary customer groups, Department of Defense and Federal Civilian revenue increased by $150.2 million and $42.9 million, respectively, compared with the same period a year ago.

For the three months ended March 31, 2020, direct costs increased 15.7 percent or $129.6 million, compared with the same period a year ago.  The increase in direct costs is primarily related to increased direct labor expenses due to organic growth on existing programs and acquired contracts.  As a percentage of revenue, direct costs were 65.1 percent for the three months ended March 31, 2020 and 2019. Direct costs include direct labor, subcontract labor, material expenses, and other direct costs.

Indirect costs and selling expenses increased $46.3 million or 14.3 percent for the three months ended March 31, 2020, compared with the same period a year ago.  As a percentage of revenue, indirect costs and selling expenses were 25.2 percent and 25.7 percent for the three months ended March 31, 2020 and 2019, respectively.  Costs were higher in the prior year quarter primarily related to acquisition, integration, and restructuring costs related to the LGS acquisition.

Depreciation and amortization expense increased $6.0 million or 28.1 percent for the three months ended March 31, 2020, compared with the same period a year ago.  The increase is primarily attributable to intangible amortization from recent acquisitions and depreciation from the Company’s higher average property and equipment.

For the three months ended March 31, 2020, interest expense and other, net increased $0.6 million or 4.6 percent, compared with the same period a year ago.  The increase in interest expense is primarily attributable to higher outstanding debt balances on the Company’s Credit Facility as a result of recent acquisitions, partially offset by lower interest rates.

For the three months ended March 31, 2020, the effective tax rate was 19.1 percent compared to 16.3 percent for the same period last year. The Company’s effective tax rate was lower in the prior year quarter primarily due to writing off certain historic deferred tax balances due to an internal reorganization related to the integration of an acquired company.  This was partially offset by an amended state refund claim as well as recognition of tax benefit related to an ongoing tax authority examination. For both comparative reporting periods, the Company’s effective tax rate was impacted by the change in value of assets invested in COLI policies. If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our FY2020 effective tax rate will fluctuate.

For the three months ended March 31, 2020, the Company estimates that COVID-19 has negatively affected our financial results by approximately $10 million of revenue, $6 million of income from operations, and $4.5 million of net income. The financial impact was primarily driven by CACI employees and subcontractors who were unable to access certain facilities due to COVID-19 and who could not telework.

Results of Operations for the Nine Months Ended March 31, 2020 and 2019

The following table provides the relative percentage that certain items of expense and earnings bear to revenue for the nine months ended March 31, 2020 and 2019, respectively.

	Dollar Amount		Percentage of Revenue
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,		Change
(dollars in thousands)	2020	2019	2020	2019	$	%
Revenue	$4,224,461	$3,612,463	100.0%	100.0%	$611,998	16.9%
Costs of revenue
Direct costs	2,737,378	2,397,633	64.8	66.4	339,745	14.2
Indirect costs and selling expenses	1,081,175	859,262	25.6	23.8	221,913	25.8
Depreciation and amortization	81,888	58,797	1.9	1.6	23,091	39.3
Total costs of revenue	3,900,441	3,315,692	92.3	91.8	584,749	17.6
Income from operations	324,020	296,771	7.7	8.2	27,249	9.2
Interest expense and other, net	45,612	31,773	1.1	0.9	13,839	43.6
Income before income taxes	278,408	264,998	6.6	7.3	13,410	5.1
Income tax expense	50,659	49,424	1.2	1.3	1,235	2.5
Net income	$227,749	$215,574	5.4%	6.0%	$12,175	5.6%

For the nine months ended March 31, 2020, total revenue was $4,224.5 million, 16.9 percent greater than last year with 7.9 percent from organic growth.  The remaining growth in revenue was attributable to acquired revenues.  Out of our primary customer groups, Department of Defense and Federal Civilian revenue increased by $425.2 million and $168.9 million, respectively, compared with the same period a year ago.

For the nine months ended March 31, 2020, direct costs increased 14.2 percent or $339.7 million, compared with the same period a year ago.  The increase in direct costs is primarily related to increased direct labor expenses due to organic growth on existing programs and acquired contracts.  As a percentage of revenue, direct costs were 64.8 percent and 66.4 percent for the nine months ended March 31, 2020 and 2019, respectively.  Direct costs include direct labor, subcontractor labor, material expenses, and other direct costs.

Indirect costs and selling expenses increased $221.9 million or 25.8 percent for the nine months ended March 31, 2020, compared with the same period a year ago.  As a percentage of revenue, indirect costs and selling expenses were 25.6 percent and 23.8 percent for the nine months ended March 31, 2020 and 2019, respectively.  This percentage increase is driven primarily by increased independent research and development (IR&D) efforts, increased bid and proposal (B&P) costs, increased indirect labor from recent acquisitions and additional fringe benefits for our larger workforce.

Depreciation and amortization expense increased $23.1 million or 39.3 percent for the nine months ended March 31, 2020, compared with the same period a year ago.  The increase is primarily attributable to intangible amortization from recent acquisitions and depreciation from the Company’s higher average property and equipment.

For the nine months ended March 31, 2020, interest expense and other, net increased $13.8 million or 43.6 percent, compared with the same period a year ago.  The increase in interest expense is primarily attributable to higher outstanding debt balances on the Company’s Credit Facility as a result of recent acquisitions.

For the nine months ended March 31, 2020, the effective tax rate was 18.2 percent compared to 18.7 percent for the same period last year.  The Company’s effective income tax rate decreased slightly, primarily due to the amount of excess tax benefits under ASU 2016-09, Stock Compensation as well as an amended state refund claim and recognition of tax benefit related to an ongoing tax authority examination.  This was partially offset by writing off certain historic deferred tax balances due to an internal reorganization related to the integration of an acquired company in the prior year. For both comparative reporting periods, the Company’s effective tax rate was impacted by excess tax benefits under ASU 2016-09, Stock Compensation, and the change in value of assets invested in COLI policies.  If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our FY2020 effective tax rate will fluctuate.

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

As of March 31, 2020, the Company had total backlog of $19.9 billion, of which $3.0 billion was funded.  The total backlog consists of remaining performance obligations (see Note 7 – Revenue Recognition) plus unexercised options.

There is no assurance that all funded or potential contract value will result in revenue being recognized.  The Company continues to monitor our backlog as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, or early terminations.  Based on this analysis, an adjustment to the period end balance may be required.

Liquidity and Capital Resources

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources.  However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.

Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our MARPA (as defined and discussed in Note 10) and available borrowings under our Credit Facility (as defined in Note 11) described below.

The Company has a $2,438.4 million Credit Facility, which consists of an $1,500.0 million Revolving Facility and a $938.4 million Term Loan.  The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of March 31, 2020, we had $665.0 million outstanding under the Revolving Facility and no borrowings on the swing line.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million until the balance is due in full on June 30, 2024.  As of March 31, 2020, $856.3 million was outstanding under the Term Loan.

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

A summary of the change in cash and cash equivalents is presented below:

	Nine Months Ended
	March 31,
	2020	2019
Net cash provided by operating activities	$357,825	$452,841
Net cash used in investing activities	(156,768)	(1,098,693)
Net cash provided by (used in) financing activities	(194,627)	673,926
Effect of exchange rate changes on cash	(1,302)	(462)
Net increase in cash and cash equivalents	$5,128	$27,612

Our operating cash flow was $357.8 million for the nine months ended March 31, 2020.  This represents a decrease of $95.0 million or 21.0 percent, from our operating cash flows of $452.8 million for the nine months ended March 31, 2019. The year-over-year decrease is primarily related to a $199.0 million decrease in net cash received from the Company’s MARPA, partially offset by strong cash collections on our accounts receivable.  Days sales outstanding (DSO) was 49 days at March 31, 2020, compared with 57 days at March 31, 2019.

Cash used in investing activities was $156.8 million and $1.1 billion during the nine months ended March 31, 2020 and 2019, respectively.  During the nine months ended March 31, 2020, we paid $102.4 million for business acquisitions, as compared to $1.07 billion during the same period a year ago.  Purchases of office and computer related equipment of $54.3 million and $29.5 million during the first nine months of FY2020 and FY2019, respectively, accounted for a majority of the remaining funds used in investing activities.

Cash used in financing activities was $194.6 million during the nine months ended March 31, 2020, compared to cash provided by financing activities of $673.9 million during the same period a year ago.  During the nine months ended March 31, 2020, we had net repayments under our Credit Facility of $155.2 million compared to net borrowings of $693.4 million during the same period a year ago. During the nine months ended March 31, 2020 and March 31, 2019, we also used cash of $30.6 million and $18.8 million, respectively, to pay taxes on equity transactions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $800.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the nine months ended March 31, 2020 would have fluctuated by approximately $5.7 million.

Approximately 3.0 percent and 3.3 percent of our total revenue in nine months ended March 31, 2020 and 2019, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2020, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $30.5 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at March 31, 2020.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020.

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

Item 1A.  Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2019. Except for the risk factor discussed below, there have been no material changes from the risk factors described in that report.

The effects of health epidemics, pandemics and similar outbreaks may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The COVID-19 pandemic and the mitigation efforts to control its spread have adversely impacted the U.S. and global economies, leading to disruptions and volatility in global capital markets. While we have taken steps to mitigate the impact of the COVID-19 pandemic on our employees and our business, the continued spread of COVID-19 may have a material adverse effect on our business, financial position, results of operations and/or cash flows as the result of significant portions of our workforce being unable to work due to illness, quarantines, government actions, facility closures or other restrictions; the inability for us to fully perform on our contracts; delays or limits to the ability of the U.S. Government or other customers to make timely payments; incurrence of increased costs which may not be recoverable; adverse impacts on our access to capital; or other unpredictable events. We continue to monitor the effect of COVID-19 on our business, but we cannot predict the full impact of COVID-19 as the extent of the impact will depend on the duration and spread of the pandemic and the actions taken by federal, state, local and international governments to prevent the spread of COVID-19.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2020	7,570	$262.57	1,207,587	292,413
February 2020	—	—	—	—
March 2020	—	—	—	—
Total	7,570	$262.57	1,207,587	292,413

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

CACI International Inc
Registrant

Date: April 30, 2020	By:	/s/ John S. Mengucci
John S. Mengucci
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 30, 2020	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 30, 2020	By:	/s/ Christopher A. Voci
Christopher A. Voci
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)