Form 10-K
period 2020-06-30
CACI INTERNATIONAL INC /DE/
filed 2020-08-14
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

The aggregate market value of common shares held by non-affiliates of the Registrant on December 31, 2019 was $6,180,118,785, based upon the closing price of the Registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of August 3, 2020, there were 25,096,775 shares outstanding of CACI International’s common stock, par value $0.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Proxy Statement to be filed with the Securities Exchange Commission (SEC) pursuant to Regulation 14A for the 2020 Annual Meeting of Stockholders.

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

CACI International Inc

FORM 10-K

PART I

Item 1. Business

Background

CACI International Inc (CACI), a Delaware corporation, is a holding company whose operations are conducted through subsidiaries that are located in the United States (U.S.) and Europe.  CACI was founded in 1962 as a simulation technology company and has grown into a leading provider of Expertise and Technology to Enterprise and Mission customers, on both a domestic and international basis.

Our proven Expertise and Technology and strong record of program delivery have enabled us to compete for and secure new customers and new contracts, win repeat business, and build and maintain long-term customer relationships. We seek competitive business opportunities and have built our operations to support major programs through a market-focused business development organization.

Our primary customers are agencies and departments of the U.S. government. Our Expertise and Technology support national security missions and government modernization/transformation for intelligence, defense, and federal civilian customers.  The demand for our Expertise and Technology, in large measure, is created by the increasingly complex network, systems, and information environments in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity, enhancing security, and, ultimately, improving performance.

Unless the context indicates otherwise, the terms “we”, “our”, “the Company” and “CACI” as used in Parts I, II and III include CACI International Inc and its subsidiaries and ventures that are majority-owned or otherwise controlled by it. The term “the Registrant” as used in Parts I, II and III refers to CACI International Inc only.

For additional discussion and analysis on recent business developments, see “Business Environment and Industry Trends” in “Management’s Discussion and Analysis of Financial Condition & Results of Operations” in Part II of this annual report on Form 10-K.

Overview

The Company provides Expertise and Technology to Enterprise and Mission customers in support of national security missions and government modernization/transformation.

•

Enterprise – CACI provides capabilities that enable the internal operations of an agency. This includes business systems, business process reengineering, and enterprise information technology (IT). For example, CACI customizes, implements, and maintains commercial-off-the-shelf (COTS) and custom enterprise resource planning (ERP) systems. This includes financial, human capital, asset and material, and logistics and supply chain management systems. CACI also designs, develops, integrates, deploys and sustains enterprise-wide IT systems in a variety of models. As an Amazon Web Services (AWS) Premier Consulting Partner and Microsoft Cloud Solution Provider for Government, we deliver cloud-powered solutions, performance-based service management, mobility, defensive cyber and network security, end-user services, and infrastructure services.

•

Mission – CACI provides capabilities that enable the execution of an agency’s primary function, or “mission”. For example, we support strategic and tactical Mission customers with capabilities in areas such as command and control, communications, intelligence collection and analysis, signals intelligence (SIGINT), electronic warfare (EW), and cyber operations. CACI develops tools and offerings in an open, software-defined architecture with multi-domain and multi-mission capabilities.

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

At June 30, 2020, we had approximately 22,900 employees.

Our Business Segments

Domestic Operations

We provide our Expertise and Technology to our domestic customers in the following market areas:

•

Business Systems & Business Process Services (BPS) – CACI transforms how government does business. Using our Agile-at-scale methodology and business process automation tools, we modernize applications, infrastructure, and business processes to enhance productivity and increase user satisfaction. We use data analytics and visualization to provide complete product lifecycle management, improve logistics operations, and optimize training.

•

C4ISR & Cyber – CACI teams ensure information superiority by delivering multi-domain command, control, communications, and computer (C4) technology and networks. Our software-defined, full-spectrum cyber, electronic warfare, and counter-unmanned aircraft system (C-UAS) solutions deliver precision effects against any adversary. We are at the forefront of developing technologies that meet the challenges of 5G wireless communications both on and off the battlefield.

•

Engineering Services – CACI optimizes and integrates technologies to deliver a decisive tactical edge. We enhance platforms to improve situational awareness, mobility, interoperability, lethality, and survivability. We conduct software vulnerability analysis and harden technology to protect against malicious actors. Our platform-agnostic, mission-first approach ensures optimal performance, so our nation’s forces can overmatch our adversaries.

•

Enterprise IT – CACI amplifies efficiency with unmatched expertise and next-generation technology. We pioneered secure, enterprise cloud solutions for classified and unclassified networks. We design, implement, protect, and manage secure enterprise IT solutions for approximately 50 federal agencies to optimize efficiency, enhance performance, and ensure end-user satisfaction.

•

Mission Support – CACI's intelligence support ensures continuous advances in collection, analysis, and dissemination to optimize decision-making. We provide analytic services in 50 languages, as well as scenario-based instruction across the spectrum of intelligence processing, collection, and products. Our investigation and litigation experts support the U.S. government on thousands of cases, saving taxpayers billions of dollars. And CACI facilitates the secure flow of supplies across the globe.

International Operations

Our international operations are conducted primarily through our operating subsidiaries in Europe, CACI Limited and CACI BV, and account for substantially all revenue generated from international customers.  Headquartered in London, our international operations provide a diverse mix of IT services and proprietary data and software products, serving commercial and government customers throughout the U.K., continental Europe and around the world.

Competition

We operate in a highly competitive industry that includes many firms, some of which are larger in size and have greater financial resources than we do. We obtain much of our business on the basis of proposals submitted in response to requests from potential and current customers, who may also receive proposals from other firms. Non-traditional players have entered the market and have established positions related to such areas as cloud computing, cyber, satellite operations, and business systems. Additionally, we face indirect competition from certain government agencies that perform services for themselves similar to those marketed by us. We know of no single competitor that is dominant in our fields of technology. We have a relatively small share of the available worldwide market for our solutions and services and intend to achieve growth and increase market share both organically and through strategic acquisitions.

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

In order to effectively perform on our existing customer contracts and secure new customer contracts within the U.S. government, we must maintain expert knowledge of agency policies, operations and challenges. We combine this comprehensive knowledge with significant expertise in the design, integration, development and implementation of advanced information solutions and services to Enterprise and Mission customers. This capability provides us with opportunities either to compete directly for, or to support other bidders in competition for multi-million dollar and multi-year award contracts from the U.S. government.

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

In FY2020, the top ten revenue-producing contracts, many of which consist of many task orders, accounted for 31.1 percent of our revenue, or $1.8 billion.

Recent Acquisitions

During the past three fiscal years, we completed a total of nine acquisitions, including:

•	During the second quarter of FY2020, CACI completed three strategic acquisitions adding key capabilities in the mission expertise and technology areas of our business.
•

On June 1, 2019 CACI Limited acquired 100 percent of the outstanding shares of Mood Enterprises Limited, a United Kingdom company that provides software and managed services to defense, national security and commercial organizations.

•

On March 1, 2019, CACI acquired all of the equity interests of Legos Intermediate Holdings, LLC and MDCP Legos Blocker, Inc., the parent companies of LGS Innovations (LGS).  LGS is a leading provider of SIGINT and cyber products and solutions to the Intelligence Community and Department of Defense.

•

On January 29, 2019, CACI acquired all of the equity interests of Mastodon Design LLC (Mastodon). The company specializes in the rapid design of rugged tactical communications, signals intelligence (SIGINT) and electronic warfare (EW) equipment.

•

On August 15, 2018, CACI acquired certain assets of the systems engineering and acquisition support services business unit (SE&A BU) of CSRA LLC, a managed affiliate of General Dynamics Information Technology, Inc.

•	On May 31, 2018, CACI acquired certain assets of an entity in the United States which constituted a business, providing Enterprise IT solutions.
•	On November 22, 2017, CACI acquired 100 percent of the outstanding membership interests of a business in the United States which provides cyber solutions.

•

On November 1, 2017, CACI Limited acquired 100 percent of the outstanding shares of a London-based software and mapping data company. The company provides geographical information systems, logistics and route optimization software and related map data.

•	On October 1, 2017, CACI Limited acquired 100 percent of the outstanding shares of a United Kingdom IT consulting services and software engineering company.

On June 29, 2020, CACI entered into an agreement to acquire Ascent Vision Technologies (AVT) and completed the acquisition on August 11, 2020.  AVT specializes in Electro-Optical Infrared payloads, On-Board Computer Vision Processing and C-UAS Solutions.

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

Business Segments, Foreign Operations, and Major Customers

Additional business segment, foreign operations and major customer information is provided in our Consolidated Financial Statements contained in this report. In particular, see Note 18, Business Segment, Customer and Geographic Information in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties that we face. Our business is also subject to general risks and uncertainties, such as overall U.S. and non-U.S. economic and industry conditions including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns including global pandemics like COVID-19, natural disasters or other disruptions of expected economic and business conditions, that affect many other companies. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impact our business operations and liquidity.

We generate substantially all of our revenue from contracts with the federal government.  If the federal government significantly decreased or ceased doing business with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

The federal government is our primary customer, with revenue from federal government contracts, either as a prime contractor or a subcontractor, accounting for 95.6 percent of our total revenue in FY2020 and 95.3 percent of our total revenue in FY2019. Specifically, we generated 69.9 percent of our total revenue in FY2020 and 70.0 percent of our total revenue in FY2019 from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government or any significant agency in the intelligence community or the DoD, if our reputation or relationship with government agencies was impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

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

Our business could be adversely affected by changes in spending levels or budgetary priorities of the federal government.

Because we derive substantially all of our revenue from contracts with the federal government, we believe that the success and development of our business will continue to depend on our successful participation in federal government contract programs. Changes in federal government budgetary priorities, such as for homeland security or to address global pandemics like COVID-19, or actions taken to address government budget deficits, the national debt, and/or prevailing economic conditions, could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts.  For further discussion, refer to “Business Environment and Industry Trends” in “Management’s Discussion and Analysis of Financial Condition & Results of Operations” in Part II of this annual report on Form 10-K.

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

We must observe laws and regulations relating to the formation, administration and performance of federal government contracts which affect how we do business with our customers and may impose added costs on our business. For example, the Federal Acquisition Regulation and the industrial security regulations of the DoD and related laws include provisions that:

•	allow our federal government customers to terminate or not renew our contracts if we come under foreign ownership, control or influence;
•	require us to divest work if an OCI related to such work cannot be mitigated to the government’s satisfaction;
•	require us to disclose and certify cost and pricing data in connection with contract negotiations; and
•	require us to prevent unauthorized access to classified information, covered defense information, and controlled unclassified information.

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

Our contracts and administrative processes and systems are subject to audits and cost adjustments by the federal government, which could reduce our revenue, disrupt our business, or otherwise adversely affect our operating results.

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

We generated 28.5 percent of our total revenue in FY2020 and 29.4 percent of our total revenue in FY2019 from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-materials basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.

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

At June 30, 2020, our backlog included cost reimbursable, time-and-materials and fixed-price contracts. Cost reimbursable and time-and-materials contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may therefore vary materially and adversely depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Systems failures may disrupt our business and have an adverse effect on our operating results.

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

Customer systems failures could damage our reputation and adversely affect our operating results.

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

Goodwill accounts for $3.4 billion of our recorded total assets. We evaluate the recoverability of recorded goodwill amounts annually or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income.

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

We conduct the majority of our international operations in the United Kingdom and the Netherlands. As a percentage of our total revenue, our international operations generated 2.9 percent and 3.1 percent in FY2020 and FY2019, respectively. Our international operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound and the Euro, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

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

The Credit Facility consists of a $1,500.0 million revolving credit facility (the Revolving Facility) and a $938.4 million term loan facility (the Term Loan).  The Revolving Facility has sub-facilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.  At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $500.0 million or an amount subject to 3.50 times senior secured leverage, calculated assuming the revolving Facility is fully drawn, with applicable lender approvals.  At June 30, 2020, $569.0 million was outstanding under the Revolving Facility and $844.6 million was outstanding under the Term Loan.  In addition, the terms of the Credit Facility allow us to incur additional indebtedness from other sources so long as we satisfy the covenants in the agreement governing the Credit Facility.  If new debt is added to our current debt levels, the risks related to our ability to service that debt could increase.

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

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The COVID-19 pandemic and the mitigation efforts to control its spread have adversely impacted the U.S. and global economies, leading to disruptions and volatility in global capital markets. While we have taken steps to mitigate the impact of the COVID-19 pandemic on our employees and our business, the continued spread of COVID-19 may have a material adverse effect on our business, financial position, results of operations and/or cash flows as the result of significant portions of our workforce being unable to work due to illness, quarantines, government actions, facility closures or other restrictions; the inability for us to fully perform on our contracts; delays or limits to the ability of the U.S. Government or other customers to make timely payments; incurrence of increased costs which may not be recoverable; adverse impacts on our access to capital; or other unpredictable events. We continue to monitor the effect of COVID-19 on our business, but we cannot predict the full impact of COVID-19 as the extent of the impact will depend on the duration and spread of the pandemic and the actions taken by federal, state, local and foreign governments to prevent the spread of COVID-19.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of June 30, 2020, we leased office space at 138 U.S. locations containing an aggregate of approximately 3.6 million square feet located in 25 states and the District of Columbia. In four countries outside the U.S., we leased office space at 13 locations containing an aggregate of approximately 75,000 square feet. Our leases expire over the next 10 years, with a majority of our leases expiring within the next five years.  We anticipate that most of these leases will be renewed or replaced by other leases. All of our offices are in reasonably modern and well-maintained buildings. The facilities are substantially utilized and adequate for present operations.

We maintain our corporate headquarters in approximately 99,000 square feet of space at 1100 North Glebe Road, Arlington, Virginia. See Note 16, Leases, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information regarding our lease commitments.

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

The ranges of high and low sales prices of our common stock quoted on the New York Stock Exchange for each quarter during the fiscal years ended June 30, 2020 and 2019 were as follows:

	2020		2019
Quarter	High	Low	High	Low
1st	$235.00	$195.17	$200.85	$166.80
2nd	$252.69	$215.00	$188.00	$138.39
3rd	$288.59	$156.15	$187.07	$139.21
4th	$266.31	$199.56	$212.85	$180.38

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

As of July 31, 2020, the number of stockholders of record of our common stock was approximately 202.  The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2020	9,817	$226.40	1,217,404	282,596
May 2020	—	—	—	—
June 2020	—	—	—	—
Total	9,817	$226.40	1,217,404

The following graph compares the cumulative 5-year total return to shareholders on CACI International Inc’s common stock relative to the cumulative total returns of the Russell 1000 index and the Dow Jones U.S. Computer Services Total Stock Market index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2015 and tracks it through June 30, 2020.

Comparison of Five Year Cumulative Total Returns

Performance Graph for

CACI International Inc

$100 invested on 6/30/15 in stock or index—including reinvestment of dividends.  Fiscal year ending June 30.

	June 30,
	2015	2016	2017	2018	2019	2020
CACI International Inc	$100.00	$111.77	$154.59	$208.37	$252.92	$268.12
Russell 1000	$100.00	$102.93	$121.49	$139.16	$153.10	$164.55
Dow Jones U.S. Computer Services Total Stock Market	$100.00	$99.43	$113.31	$123.62	$133.99	$129.81

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected financial data included below is from our audited financial statements for each of the fiscal years in the five years ended June 30, 2020. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the Notes thereto, included in Part II in this Annual Report on Form 10-K.

Income Statement Data

	Years Ended June 30,
	2020	2019	2018 (1)	2017	2016
	(amounts in thousands, except per share data)
Revenue	$5,720,042	$4,986,341	$4,467,860	$4,354,617	$3,744,053
Costs of revenue	5,262,346	4,608,474	4,127,160	4,057,356	3,479,303
Net income	321,480	265,604	301,171	163,671	142,799
Earnings per common share and common share equivalent:
Basic:
Weighted-average shares outstanding	25,031	24,833	24,616	24,401	24,262
Earnings per share	$12.84	$10.70	$12.23	$6.71	$5.89
Diluted:
Weighted-average shares and equivalent shares outstanding	25,485	25,395	25,255	25,069	24,802
Earnings per share	$12.61	$10.46	$11.93	$6.53	$5.76

(1)	Net income for FY2018 includes $103.3 million or $4.09 per diluted share of estimated tax benefits related to enactment of the Tax Cuts and Jobs Act on December 22, 2017.

Balance Sheet Data

	As of June 30,
	2020	2019	2018	2017	2016
	(amounts in thousands)
Total assets	$5,542,472	$5,086,843	$4,034,206	$3,911,082	$3,987,341
Long-term obligations	2,112,003	2,023,655	1,187,458	1,317,297	1,566,394
Working capital	316,727	339,798	392,210	353,158	356,662
Shareholders’ equity	2,661,310	2,371,466	2,106,887	1,793,721	1,607,313

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

Overview

We are a leading provider of Expertise and Technology to Enterprise and Mission customers, supporting national security missions and government modernization/transformation in the intelligence, defense, and federal civilian sectors.  The demand for our Expertise and Technology, in large measure, is created by the increasingly complex network, systems, and information environments in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity, enhancing security, and, ultimately, improving performance.

Some of our key initiatives include the following:

•	Continue to grow organic revenue across our large, addressable market;
•	Recruit and hire a world class workforce to execute on our growing backlog;
•	Deliver strong profitability and robust cash flows from operations;
•	Differentiate ourselves through our strategic mergers and acquisition program allowing us to enhance our current capabilities and create new customer access points; and
•	Continue our unwavering commitment to our customers while supporting the communities in which we work and live.

Business Environment and Industry Trends

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

While we view the budget environment as stable under BBA 2019 and believe there is bipartisan support for continued investment in the areas of defense and national security, it is uncertain whether GFY 2021 appropriations bills will be passed in regular order and signed by the President before the end of GFY 2020, particularly given the additional time required to deal with the COVID-19 pandemic. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a continuing resolution (CR). Depending on their scope, duration, and other factors, CRs can negatively impact our business due to delays in new program starts, delays in contract award decisions, and other factors. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans.

Impact of COVID-19

As travel restrictions, social distancing advisories, and other requirements began to be implemented in March, we instructed our workforce to begin to work remotely to the extent possible. While a majority of our workforce is able to work remotely, some employees must still travel to client or company facilities in order to work. While CACI employees were deemed part of the ‘critical infrastructure workforce’, ensuring their ability to work despite state travel limitations, our business still experienced some impacts as a result of COVID-19 risk mitigation efforts. For example, in order to reduce personnel concentration and ensure social distancing in classified environments, shift work was implemented, which reduced the number of hours our employees could work and we could bill customers on certain programs. The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was passed by Congress and signed by the President on March 27, 2020, provides a mechanism to reimburse government contractors for the cost of employees who are ready and able to work but unable to access required facilities due to COVID-19. We continue to work with our customers to implement the related provisions of the CARES Act, as well as support our customers’ return-to-work plans.

Market Environment

Across our addressable market, we provide Expertise and Technology to government Enterprise and Mission customers. Based on the analysis of an independent market consultant retained by the Company, we believe that the total addressable market for our offerings is approximately $230 billion. Our addressable market is expected to continue to grow over the next several years. Approximately 70 percent of our revenue comes from defense-related customers, including those in the Intelligence Community (IC), with additional revenue coming from non-defense IC, homeland security, and other federal civilian customers.

We continue to align the Company’s capabilities with well-funded budget priorities and took steps to maintain a competitive cost structure in line with our expectations of future business opportunities. In light of these actions, as well as the budgetary environment discussed above, we believe we are well positioned to win new business in our large addressable market. We believe that the following trends will influence the U.S. Government (USG) spending in our addressable market:

•	A stable USG budget environment, particularly in defense and intelligence-related areas;
•	A shift in focus from readiness toward increased capabilities, effectiveness, and responsiveness;
•	Increased USG interest in faster contracting and acquisition processes;
•	Increased focus on cyber, space and the electromagnetic spectrum as key domains for National Security;
•	Continued focus on counterterrorism, counterintelligence, and counter proliferation as key U.S. security concerns;
•	Balanced focus on enterprise cost reductions through efficiency, with increased spend on infrastructure modernization and enhancements to cyber security protections; and
•	Increased investments in advanced technologies (e.g., Artificial Intelligence, 5G).

We believe that our customers’ use of lowest price/technically acceptable (LPTA) procurements, which contributed to pricing pressures in prior years, has moderated, though price still remains an important factor in procurements. We also continue to see protests of major contract awards and delays in USG procurement activities. In addition, many of our federal government contracts require us to employ personnel with security clearances, specific levels of education and specific past work experience. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense. Additional factors that could affect USG spending in our addressable market include changes in set-asides for small businesses, changes in budget priorities as a result of the COVID-19 pandemic, and budgetary priorities limiting or delaying federal government spending in general.

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

We believe the following accounting policies require significant judgment due to the complex nature of the underlying transactions:

Revenue Recognition

The Company generates almost all of our revenue from three different types of contractual arrangements with the U.S. government: cost-plus-fee, fixed-price, and time-and-materials (T&M) contracts.  Our contracts with the U.S. government are generally subject to the Federal Acquisition Regulation (FAR) and are competitively priced based on estimated costs of providing the contractual goods or services.

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

We evaluate goodwill as of the first day of the fiscal fourth quarter.  In addition, we will perform interim impairment testing should circumstances requiring it arise.  We completed our annual goodwill assessment as of April 1, 2020 and no impairment charge was necessary as a result of this assessment.  We have concluded that none of our reporting units are at risk of a goodwill impairment in the near term as their fair values are considerably greater than their carrying values.

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

Consolidated Statements of Operations

Years ended June 30,

							Year to Year Change
	2020	2019	2018	2020	2019	2018	2019 to 2020		2018 to 2019
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(dollar amounts in thousands)
Revenue	$5,720,042	$4,986,341	$4,467,860	100.0%	100.0%	100.0%	$733,701	14.7%	$518,481	11.6%
Costs of revenue
Direct costs	3,719,056	3,304,053	2,978,608	65.0	66.3	66.7	415,003	12.6	325,445	10.9
Indirect costs and selling expenses	1,432,602	1,218,544	1,076,356	25.1	24.4	24.1	214,058	17.6	142,188	13.2
Depreciation and amortization	110,688	85,877	72,196	1.9	1.7	1.6	24,811	28.9	13,681	18.9
Total costs of revenue	5,262,346	4,608,474	4,127,160	92.0	92.4	92.4	653,872	14.2	481,314	11.7
Income from operations	457,696	377,867	340,700	8.0	7.6	7.6	79,829	21.1	37,167	10.9
Interest expense and other, net	56,059	49,958	42,036	1.0	1.0	0.9	6,101	12.2	7,922	18.8
Income before income taxes	401,637	327,909	298,664	7.0	6.6	6.7	73,728	22.5	29,245	9.8
Income tax (benefit) expense	80,157	62,305	(2,507)	1.4	1.3	-	17,852	28.7	64,812	2,585.2
Net income	$321,480	$265,604	$301,171	5.6%	5.3%	6.7%	$55,876	21.0	$(35,567)	(11.8)%

Revenue.  For the twelve months ended June 30, 2020, total revenue was $5.7 billion, 14.7 percent greater than last year with 8.0 percent from organic revenue growth.  The remaining growth in revenue was attributable to acquired revenues.  Out of our primary customer groups, Department of Defense and Federal Civilian revenue increased by $509.4 million and $204.1 million, respectively, compared with the same period a year ago.

The following table summarizes revenue by customer type with related percentages of revenue for the three most recent fiscal years:

	Years Ended June 30,
	2020		2019		2018
	(dollars in thousands)
Department of Defense	$3,999,261	69.9%	$3,489,854	70.0%	$3,032,744	67.9%
Federal Civilian Agencies	1,467,801	25.7	1,263,681	25.3	1,202,023	26.9
Commercial and other	252,980	4.4	232,806	4.7	233,093	5.2
Total	$5,720,042	100.0%	$4,986,341	100.0%	$4,467,860	100.0%
•

DoD revenue includes services and products provided to the U.S. Army, our single largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenue also includes contracts with the U.S. Navy and other DoD agencies.

•

Federal civilian agencies’ revenue primarily includes services and products provided to non-DoD agencies and departments of the U.S. federal government, including intelligence agencies and Departments of Justice, Agriculture, Health and Human Services, and State.

•

Commercial and other revenue primarily includes services and products provided to U.S. state and local governments, commercial customers, and certain foreign governments and agencies through our International reportable segment.

Direct Costs.  For the twelve months ended June 30, 2020, direct costs increased by $415.0 million or 12.6 percent, compared with the same period a year ago. The increase in direct costs is primarily related to increased direct labor expenses due to organic growth on existing programs and acquired contracts. As a percentage of revenue, total direct costs were 65.0 percent and 66.3 percent, respectively, for FY2020 and FY2019.

Indirect Costs and Selling Expenses.  For the twelve months ended June 30, 2020, indirect costs and selling expenses increased by $214.1 million or 17.6 percent, compared with the same period a year ago.  As a percentage of revenue indirect costs and selling expenses were 25.1 percent and 24.4 percent for FY2020 and FY2019, respectively.  This percentage increase is driven primarily by a larger workforce from recent acquisitions, resulting in increased labor, fringe benefit and facility costs.  The increase also relates to higher investment in independent research and development (IR&D) efforts and bid and proposal (B&P) costs.

Depreciation and Amortization.  For the twelve months ended June 30, 2020, depreciation and amortization expense increased by $24.8 million or 28.9 percent, compared with the same period a year ago.  This increase was primarily attributable to intangible amortization from acquisitions and increased depreciation from higher property and equipment balances.

Interest Expense and Other, Net.  For the twelve months ended June 30, 2020, interest expense and other, net increased by $6.1 million or 12.2 percent, compared with the same period a year ago.  The increase is primarily attributable to higher average outstanding debt balances on the Company’s Credit Facility in support of acquisitions.  In addition, the Company incurred purchase discount fees on its MARPA (as discussed and defined within Note 14).

Income Tax (Benefit) Expense.  The effective income tax rate in FY2020, FY2019, and FY2018, was 20.0 percent, 19.0 percent, and (0.8) percent, respectively. The effective income tax rate increased in FY2020 primarily as a result of pretax book income increasing more than favorable credits and permanent items.  In each period, the effective income rate was favorably affected by excess tax benefits from employee stock-based payment awards as well as a benefit from the research and development tax credit.

COVID-19 Impact to Net Income

For the twelve months ended June 30, 2020, the Company estimates that COVID-19 has negatively impacted our financial results by approximately $68.0 million of revenue and $17.9 million of net income. The financial impact was primarily driven by CACI employees and subcontractors who were unable to access certain facilities due to COVID-19 and who could not telework.

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

As of June 30, 2020, the Company had total backlog of $21.6 billion, compared with $16.9 billion a year ago, an increase of 27.8 percent.  Contract awards in FY2020 were $11.6 billion, an increase of 12.8 percent compared with the same period a year ago.  Funded backlog as of June 30, 2020 was $2.8 billion.  The total backlog consists of remaining performance obligations (see Note 11, Revenue Recognition, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K) plus unexercised options.

There is no assurance that all funded or potential contract value will result in revenue being recognized.  The Company continues to monitor our backlog as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, or early terminations.  Based on this analysis, an adjustment to the period end balance may be required.

Revenue by Contract Type

The Company generates revenue under three basic contract types:

•

Cost-plus-fee contracts: This contract type provides for reimbursement of allowable direct expenses and allocable indirect expenses plus an additional negotiated fee.  The fee component of the contract may include fixed fees, award fees and incentive fees.  Fixed fees are fees that are negotiated and fixed at the inception of the contract.  In general, award fees are more subjective in performance criteria and are earned based on overall cost, schedule, and technical performance as measured against contractual requirements.  Incentive fees have more objective cost or performance criteria and generally contain a formula based on the relationship of actual costs incurred to target costs.

•

Firm fixed-price contracts: This contract type provides for a fixed price for specified products, systems, and services and is often used when there is more certainty regarding the estimated costs to complete the contractual statement of work.  Since the contractor bears the risk of cost overruns, there is higher risk and potential profit associated with this contract type.

•

Time and materials contracts: This contract type provides for a fixed hourly rate for defined contractual labor categories, with reimbursement of billable material and other direct costs.  For this contract type, the contractor bears the risk that its labor costs and allocable indirect expenses are greater than the fixed hourly rate defined within the contract.

As discussed further within Item 1A, Risk Factors in this Annual Report on Form 10-K, our earnings and margins may vary based on the mix of our contract types.  We generated the following revenue on our cost-plus-fee, fixed-price, and time-and-materials contracts during each of the last three fiscal years:

	Years Ended June 30,
	2020		2019		2018
	(dollars in thousands)
Cost-plus-fee	$3,274,707	57.2%	$2,764,291	55.4%	$2,276,589	51.0%
Firm fixed-price	1,629,475	28.5	1,465,559	29.4	1,455,167	32.6
Time and materials	815,860	14.3	756,491	15.2	736,104	16.4
Total	$5,720,042	100.0%	$4,986,341	100.0%	$4,467,860	100.0%

Effects of Inflation

During FY2020, 57.2 percent of our revenue was generated under cost-reimbursable contracts which automatically adjust revenue to cover costs that are affected by inflation.  14.3 percent of our revenue was generated under T&M contracts, where labor rates for many of the services provided are often fixed for several years. Under certain T&M contracts containing IDIQ procurement arrangements, we adjust labor rates annually as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our T&M and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.

Liquidity and Capital Resources

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources.  However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.

Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our MARPA (as defined and discussed in Note 14) and available borrowings under our Credit Facility (as defined in Note 15) described below.

The Company has a $2,438.4 million Credit Facility, which consists of an $1,500.0 million Revolving Facility and a $938.4 million Term Loan.  The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of June 30, 2020, $844.6 million was outstanding under the Term Loan, $569.0 million was outstanding under the Revolving Facility and no borrowings on the swing line.

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

A summary of the change in cash and cash equivalents is presented below:

	Years Ended June 30,
	2020	2019	2018
	(dollar amounts in thousands)
Net cash provided by operating activities	$518,705	$555,297	$321,460
Net cash used in investing activities	(178,529)	(1,127,982)	(114,606)
Net cash provided by (used in) financing activities	(303,394)	579,556	(206,516)
Effect of exchange rate changes on cash	(1,574)	(1,037)	317
Net increase in cash and cash equivalents	35,208	5,834	655

Cash and cash equivalents were $107.2 million and $72.0 million as of June 30, 2020 and 2019, respectively.

Cash provided by operating activities was $518.7 million and $555.3 million for FY2020 and FY2019, respectively.  The year-over-year decrease in operating cash flows is primarily related to a $185.1 million decrease in cash received from MARPA sales, partially offset by increases of $55.9 million in FY2020 net income, $70.7 million due to more favorable timing of cash collections, and $40.6 million related to deferrals of employer related social security taxes under the CARES Act.  The year-over-year change in MARPA proceeds is due to initial proceeds received from sold receivables in the prior year.  Days-sales outstanding (DSO) was 48 and 54 at June 30, 2020 and 2019, respectively. The decrease in DSO is primarily related to timing of cash collections.

Cash used in investing activities was $178.5 million and $1.1 billion during FY2020 and FY2019, respectively. During FY2020 we paid $106.2 million for business acquisitions, as compared to $1.08 billion during FY2019.  Purchases of office and computer equipment and software of $72.3 million and $47.9 million in FY2020 and FY2019, respectively, accounted for a majority of the remaining funds used in investing activities.

Cash used in financing activities was $303.4 million during FY2020 compared to cash flows provided by financing activities of $579.6 million during FY2019.  During FY2020, we had net repayment of $262.9 million under our Credit Facility compared to net borrowings of $599.9 million in FY2019.  During FY2020 and FY2019, we paid $8.7 million and $0.6 million, respectively, in settlement of contingent consideration for various acquisitions.  During FY2020 and FY2019 we also paid taxes on the settlement of employee equity transactions of $31.4 million and $19.6 million, respectively.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no material off-balance sheet financing arrangements.  We had contractual commitments to repay debt, make payments under operating leases, and settle tax and other liabilities.  The following table summarizes our contractual obligations as of June 30, 2020 that require us to make future cash payments:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(amounts in thousands)
Contractual obligations (1):
Bank credit facility-term loan (2)	$844,555	$46,920	$93,840	$703,795	$—
Bank credit facility-revolver loan (2)	569,000	—	—	569,000	—
Interest payments (3)	85,719	25,538	43,946	16,235	—
Operating leases (4)	417,869	78,302	130,768	102,732	106,067
Deferred consideration (5)	7,956	7,216	740	—	—
Other long-term liabilities
Deferred compensation (6)	110,654	7,650	9,772	5,395	87,837
Transition tax (7)	5,071	—	1,699	3,372	—
Deferred payroll taxes (8)	40,594	—	40,594	—	—
Total	$2,081,418	$165,626	$321,359	$1,400,529	$193,904

(1)

The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined.  See Note 20 for additional information regarding taxes and related matters.

(2)	See Note 15 to our consolidated financial statements for additional information regarding debt and related matters.
(3)

Interest payments are estimated through the maturity date of the Term Loan.  Variable rate interest obligations are estimated based on rates as of June 30, 2020.  Interest payments under the Revolving Facility have been excluded because a reasonable estimate of the timing and amount of cash out flows cannot be determined.

(4)	See Note 16 to our consolidated financial statements for additional information regarding operating lease commitments.
(5)	Represents deferred payment obligations related to acquisitions.
(6)	This liability is substantially offset by COLI assets held by the Company to fund the payment of the liability to the plan participant. See Note 21.
(7)	Represents transition tax related to the Tax Cuts and Jobs Act (TCJA).
(8)	Represents deferred payments of the employer portion of social security taxes as permitted under the CARES Act.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $800.00 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rate, interest expense on our variable rate debt for the twelve months ended June 30, 2020 would have fluctuated by approximately $7.3 million.

Approximately 2.9 percent and 3.1 percent of our total revenue in FY2020 and FY2019, respectively, was generated from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange rate fluctuations. To the extent that it is not possible to do so, there is some risk that profits will be affected by foreign currency exchange rate fluctuations. As of June 30, 2020, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $50.5 million. Although these balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to reinvest earnings from our foreign subsidiaries.  This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2020. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

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

With the participation of our CEO and CFO, we performed an evaluation of the effectiveness of the internal control over financial reporting to comply with the rules on internal control over financial reporting issued pursuant to the Sarbanes-Oxley Act of 2002. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on the evaluation procedures, our management, including the CEO and CFO, concluded that, as of June 30, 2020, our internal control over financial reporting was effective based on those criteria. In addition, our independent registered public accounting firm evaluated the effectiveness of our internal control over financial reporting.

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

Item 10. Directors, Executive Officers and Corporate Governance

Except for the specific disclosures below, the information required by this Item 10 is included under the headings “Executive Officers” and “Corporate Governance” in our 2020 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2020 (2020 Proxy Statement) and is incorporated by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be incorporated herein by reference to the Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 will be incorporated herein by reference to the Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 will be incorporated herein by reference to the Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be incorporated herein by reference to the Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

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

(3)	Exhibits

See exhibits listed under Part (b) below.

(b)	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Purchase and Sale Agreement dated January 25, 2019, by and among Legos Holdings, LLC, Legos Intermediate Holdings, LLC, CoVant Technologies II LLC - Series LGS, Madison Dearborn Capital Partners VI-C, L.P. MDCP Legos Blocker, Inc. CACI, Inc. – Federal and Legos Holdings, LLC in its capacity as the initial seller representative.		8-K	January 30, 2019	2.1

3.1	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 16, 2017.		8-K	March 21, 2017	3.1

4.1	Description of the Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934	X

10.1	Credit Agreement by and among CACI International Inc as borrower; Bank of America, N.A. as administrative agent, swing line lender and L/C issuer; JP Morgan Chase Bank, N.A., as syndication agent; and each of the lenders named therein.		8-K	October 27, 2010	10.1

10.2	Amendment dated May 17, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 19, 2011	10.2

10.3	Amendment dated November 18, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 22, 2011	10.3

10.4	Lender Joinder and Increase Agreement dated as of October 26, 2012 between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	October 31, 2012	10.4

10.5	Amendment dated August 6, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	August 12, 2013	10.4

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.6	Amendment dated October 31, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 5, 2013	10.5

10.7	Amendment dated November 15, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 18, 2013	10.6

10.8	Amendment dated April 22, 2015 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	April 28, 2015	10.7

10.9	Amendment dated May 21, 2015 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 27, 2015	10.8

10.10	Eighth Amendment dated January 29, 2016 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	February 3, 2016	10.9

10.11	First Incremental Facility Amendment dated February 1, 2016 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	February 3, 2016	10.10

10.12	Ninth Amendment dated May 3, 2018 to the Credit Agreement, dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 9, 2018	10.1

10.13	Incremental Facility Amendment dated January 17, 2019, to the Credit Agreement, dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	January 24, 2019	10.1

10.14	Tenth Amendment dated May 8, 2019 to the Credit Agreement, dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 14, 2019	10.1

10.15	Master Accounts Receivable Purchase Agreement, dated December 28, 2018, among CACI International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	January 4, 2019	10.1

10.16	Performance Undertaking, dated December 28, 2018, made by CACI International Inc in favor of MUFG Bank, Ltd., as Administrative Agent, for the benefit of the purchasers.		8-K	January 4, 2019	10.2

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.17	Amendment No. 1 to Master Accounts Receivable Purchase Agreement dated December 28, 2018, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 31, 2019	10.1

10.18	The 2002 Employee Stock Purchase Plan of CACI International Inc, as amended. *		Def 14A	October 3, 2013	Appendix A

10.19	Amended and Restated Management Stock Purchase Plan of CACI International Inc. *		10-K	August 27, 2008	10.5

10.20	Amendment to the CACI International Inc Management Stock Purchase Plan dated June 23, 2010. *		10-K	August 25, 2010	10.34

10.21	Form of Restricted Stock Unit (RSU) Agreement under CACI International Inc Management Stock Purchase Plan. *		S-8	February 6, 2012	10.13

10.22	Amended and Restated Director Stock Purchase Plan of CACI International Inc. *		10-Q	May 4, 2012	10.1

10.23	Form of Stock Grant Agreement under CACI International Inc Director Stock Purchase Plan. *		S-8	February 6, 2012	10.15

10.24	CACI International Inc 2006 Stock Incentive Plan, as amended and restated. *		Def 14A	October 6, 2011	Appendix A

10.25	Form of CACI International Inc 2006 Stock Incentive Plan Performance Restricted Stock Unit Grant Agreement. *		10-Q	February 4, 2011	10.2

10.26	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc 2006 Stock Incentive Plan. *		8-K	December 1, 2017	10.1

10.27	Form of Non-Employee Director Restricted Stock Unit Grant Agreement. *		10-K	August 29, 2011	10.30

10.28	CACI International Inc 2016 Amended and Restated Incentive Compensation Plan. *		Def 14A	October 6, 2016	Appendix A

10.29	Form of RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan. *		10-K	August 21, 2017	10.31

10.30	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan. *	X

10.31	Form of Non-Employee Director Restricted Stock Unit Grant Agreement issued pursuant to the 2016 Incentive Compensation Plan. *		10-K	August 21, 2017	10.30

10.32	Amended and Restated Employment Agreement dated July 1, 2007 between J.P. London and CACI International Inc. *		10-K	August 29, 2007	10.21

10.33	Severance Compensation Agreement dated October 1, 2007 between Thomas A. Mutryn and CACI International Inc. *		S-1/A	October 9, 2007	10.25

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.34	Severance Compensation Agreement dated June 16, 2008 between Gregory R. Bradford and CACI International Inc. *		10-K	August 27, 2008	10.23

10.35	Supplemental Executive Retirement Plan dated June 3, 2019 between John S. Mengucci and CACI International Inc. *		10-K	August 21, 2019	10.32

10.36	Employment Agreement dated July 1, 2019 between John S. Mengucci and CACI International Inc. *		10-K	August 21, 2019	10.33

21.1	Significant Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Denotes a management contract, compensatory plan, or arrangement.

Report of Management on Internal Control Over Financial Reporting

August 14, 2020

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2020.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included herein and has reported on the Company’s internal control over financial reporting as of June 30, 2020.

/s/ John S. Mengucci	/s/ Thomas A. Mutryn
John S. Mengucci	Thomas A. Mutryn
President,	Executive Vice President and
Chief Executive Officer and Director	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CACI International Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CACI International Inc (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 14, 2020 expressed an unqualified opinion thereon.

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

Adoption of New Accounting Standard

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended June 30, 2020.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

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

August 14, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CACI International Inc

Opinion on Internal Control over Financial Reporting

We have audited CACI International Inc’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CACI International Inc (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of June 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2020, and the related  notes and our report dated August 14, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia

August 14, 2020

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Fiscal Year Ended June 30,
	2020	2019	2018
Revenue	$5,720,042	$4,986,341	$4,467,860
Costs of revenue:
Direct costs	3,719,056	3,304,053	2,978,608
Indirect costs and selling expenses	1,432,602	1,218,544	1,076,356
Depreciation and amortization	110,688	85,877	72,196
Total costs of revenue	5,262,346	4,608,474	4,127,160
Income from operations	457,696	377,867	340,700
Interest expense and other, net	56,059	49,958	42,036
Income before income taxes	401,637	327,909	298,664
Income tax expense (benefit)	80,157	62,305	(2,507)
Net income	$321,480	$265,604	$301,171
Basic earnings per share	$12.84	$10.70	$12.23
Diluted earnings per share	$12.61	$10.46	$11.93
Weighted-average basic shares outstanding	25,031	24,833	24,616
Weighted-average diluted shares outstanding	25,485	25,395	25,255

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Fiscal Year Ended June 30,
	2020	2019	2018
Net income	$321,480	$265,604	$301,171
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,990)	(6,103)	1,986
Effects of post-retirement adjustments, net of tax	141	(109)	627
Change in fair value of interest rate swap agreements, net of tax	(24,280)	(17,914)	7,473
Other comprehensive income (loss), net of tax	(29,129)	(24,126)	10,086
Comprehensive income	$292,351	$241,478	$311,257

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$107,236	$72,028
Accounts receivable, net	841,227	869,840
Prepaid expenses and other current assets	137,423	89,652
Total current assets	1,085,886	1,031,520
Goodwill	3,407,110	3,336,079
Intangible assets, net	406,885	436,115
Property and equipment, net	170,521	149,676
Operating lease right-of-use assets	330,767	—
Supplemental retirement savings plan assets	96,355	92,736
Accounts receivable, long-term	9,629	7,381
Other long-term assets	35,319	33,336
Total assets	$5,542,472	$5,086,843
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,920	$46,920
Accounts payable	89,961	118,917
Accrued compensation and benefits	338,760	290,274
Other accrued expenses and current liabilities	293,518	235,611
Total current liabilities	769,159	691,722
Long-term debt, net of current portion	1,357,519	1,618,093
Supplemental retirement savings plan obligations, net of current portion	103,004	92,291
Deferred income taxes	213,096	205,339
Operating lease liabilities, noncurrent	309,680	—
Other long-term liabilities	128,704	107,932
Total liabilities	2,881,162	2,715,377
Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,525 issued and 25,093 outstanding at June 30, 2020 and 42,314 issued and 24,880 outstanding at June 30, 2019	4,253	4,231
Additional paid-in capital	573,744	576,277
Retained earnings	2,731,644	2,410,164
Accumulated other comprehensive loss	(72,285)	(43,156)
Treasury stock, at cost (17,432 and 17,434 shares, respectively)	(576,181)	(576,185)
Total CACI shareholders’ equity	2,661,175	2,371,331
Noncontrolling interest	135	135
Total shareholders’ equity	2,661,310	2,371,466
Total liabilities and shareholders’ equity	$5,542,472	$5,086,843

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal Year Ended June 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$321,480	$265,604	$301,171
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	110,688	85,877	72,196
Amortization of deferred financing costs	2,346	2,406	4,061
Non-cash lease expense	73,248	—	—
Loss on extinguishment of debt	—	363	104
Loss on disposal of assets	190	70	989
Stock-based compensation expense	29,302	25,272	23,628
Deferred income taxes	17,874	(1,009)	(77,324)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	34,550	96,754	(42,575)
Prepaid expenses and other assets	(38,432)	(5,372)	(9,146)
Accounts payable and other accrued expenses	(24,406)	70,692	1,097
Accrued compensation and benefits	46,769	8,387	13,544
Income taxes payable and receivable	(25,118)	1,119	6,090
Deferred rent	—	(538)	(183)
Operating lease liabilities	(74,928)	—	—
Long-term liabilities	45,142	5,672	27,808
Net cash provided by operating activities	518,705	555,297	321,460
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(72,303)	(47,902)	(41,594)
Cash paid for business acquisitions, net of cash acquired	(106,226)	(1,082,809)	(76,910)
Other	—	2,729	3,898
Net cash used in investing activities	(178,529)	(1,127,982)	(114,606)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	1,698,000	2,531,500	477,000
Principal payments made under bank credit facilities	(1,960,920)	(1,928,420)	(647,474)
Payment of financing costs under bank credit facilities	—	(3,177)	(2,915)
Payment of contingent consideration	(8,700)	(616)	(11,553)
Proceeds from employee stock purchase plans	7,432	5,702	4,929
Repurchases of common stock	(7,806)	(5,838)	(5,138)
Payment of taxes for equity transactions	(31,400)	(19,595)	(21,365)
Net cash provided by (used in) financing activities	(303,394)	579,556	(206,516)
Effect of exchange rate changes on cash and cash equivalents	(1,574)	(1,037)	317
Net increase in cash and cash equivalents	35,208	5,834	655
Cash and cash equivalents, beginning of year	72,028	66,194	65,539
Cash and cash equivalents, end of year	$107,236	$72,028	$66,194
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$79,071	$68,303	$57,941
Cash paid during the period for interest	$50,986	$44,673	$40,100
Non-cash financing and investing activities:
Accrued capital expenditures	1,078	8,223	609
Landlord sponsored tenant incentives	$2,925	$5,180	$—
See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, June 30, 2017	41,896	$4,190	$569,080	$1,825,619	$(29,116)	17,435	$(576,187)	$1,793,586	$135	$1,793,721
Net income	—	—	—	301,171	—	—	—	301,171	—	301,171
Stock-based compensation expense	—	—	23,628	—	—	—	—	23,628	—	23,628
Tax withholdings on restricted share vestings	243	24	(21,368)	—	—	—	—	(21,344)	—	(21,344)
Change in fair value of interest rate swap agreements, net	—	—	—	—	7,473	—	—	7,473	—	7,473
Currency translation adjustment	—	—	—	—	1,986	—	—	1,986	—	1,986
Repurchases of common stock	—	—	(383)	—	—	36	(4,755)	(5,138)	—	(5,138)
Treasury stock issued under stock purchase plans	—	—	7	—	—	(37)	4,756	4,763	—	4,763
Post-retirement benefit costs	—	—	—	—	627	—	—	627	—	627
BALANCE, June 30, 2018	42,139	$4,214	$570,964	$2,126,790	$(19,030)	17,434	$(576,186)	$2,106,752	$135	$2,106,887
Net income	—	—	—	265,604	—	—	—	265,604	—	265,604
Cumulative effect adjustment of ASC 606, net of taxes	—	—	—	17,770	—	—	—	17,770	—	17,770
Stock-based compensation expense	—	—	25,272	—	—	—	—	25,272	—	25,272
Tax withholdings on restricted share vestings	175	17	(19,572)	—	—	—	—	(19,555)	—	(19,555)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(17,914)	—	—	(17,914)	—	(17,914)
Currency translation adjustment	—	—	—	—	(6,103)	—	—	(6,103)	—	(6,103)
Repurchases of common stock	—	—	(392)	—	—	34	(5,446)	(5,838)	—	(5,838)
Treasury stock issued under stock purchase plans	—	—	5	—	—	(34)	5,447	5,452	—	5,452
Post-retirement benefit costs	—	—	—	—	(109)	—	—	(109)		(109)
BALANCE, June 30, 2019	42,314	$4,231	$576,277	$2,410,164	$(43,156)	17,434	$(576,185)	$2,371,331	$135	$2,371,466
Net income	—	—	—	321,480	—	—	—	321,480	—	321,480
Stock-based compensation expense	—	—	29,302	—	—	—	—	29,302	—	29,302
Tax withholdings on restricted share vestings	211	22	(31,293)	—	—	—	—	(31,271)	—	(31,271)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(24,280)	—	—	(24,280)	—	(24,280)
Currency translation adjustment	—	—	—	—	(4,990)	—	—	(4,990)	—	(4,990)
Repurchases of common stock	—	—	(622)	—	—	34	(7,184)	(7,806)	—	(7,806)
Treasury stock issued under stock purchase plans	—	—	80	—	—	(36)	7,188	7,268	—	7,268
Post-retirement benefit costs	—	—	—	—	141	—	—	141	—	141
BALANCE, June 30, 2020	42,525	$4,253	$573,744	$2,731,644	$(72,285)	17,432	$(576,181)	$2,661,175	$135	$2,661,310

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Business Activities

CACI International Inc (collectively, with its consolidated subsidiaries, the Company, we, us and our) is a leading provider of information solutions and services primarily to the U.S. government. Other customers include state and local governments, commercial enterprises and agencies of foreign governments.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reported periods.  The most significant of these estimates and assumptions relate to estimating contract revenue and costs, measuring progress against the Company’s performance obligations, assessing the fair value of acquired assets and liabilities accounted for through business acquisitions, valuing and determining the amortization periods for long-lived intangible assets, assessing the recoverability of long-lived assets, reserves for accounts receivable, and reserves for contract related matters.  Management evaluates its estimates on an ongoing basis using the most current and available information.  However, actual results may differ significantly from estimates.  Changes in estimates are recorded in the period in which they become known.

Revenue Recognition

The Company generates almost all of our revenue from three different types of contractual arrangements with the U.S. government: cost-plus-fee, fixed-price, and time-and-materials (T&M) contracts.  Our contracts with the U.S. government are generally subject to the Federal Acquisition Regulation (FAR) and are competitively priced based on estimated costs of providing the contractual goods or services.

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

Costs of Revenue

Costs of revenue includes all direct contract costs such as labor, materials, subcontractor costs, and indirect costs that are allowable and allocable to contracts under federal procurement standards. Costs of revenue also includes expenses that are unallowable under applicable procurement standards and are not allocable to contracts for billing purposes. Such unallowable expenses do not directly generate revenue but are necessary for business operations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at amounts earned less an allowance for doubtful accounts.  The Company periodically reassesses its allowance for doubtful accounts by analyzing reasonably available information as of the balance sheet date, including the length of time that the receivable has been outstanding, historical bad debts and aging trends, and other general and contract specific factors.  Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for doubtful accounts reserve.

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

Contract Liabilities

Contract liabilities primarily include advance payments received from a customer in excess of revenue that may be recognized as of the balance sheet date.  The advance payment is subsequently recognized into revenue as the performance obligation is satisfied.

Remaining Performance Obligations

The Company’s remaining performance obligations balance represents the expected revenue to be recognized for the satisfaction of remaining performance obligations on our existing contracts as of period end.  The remaining performance obligations balance excludes unexercised contract option years and task orders that may be issued underneath an Indefinite Delivery/Indefinite Quantity (IDIQ) vehicle until such task orders are issued.  The remaining performance obligations balance generally increases with the execution of new contracts and converts into revenue as our contractual performance obligations are satisfied.

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

The Company evaluates goodwill as of the first day of the fiscal fourth quarter.  In addition, the Company will perform interim impairment testing should circumstances requiring it arise.  The Company completed its annual goodwill assessment as of April 1, 2020 and no impairment charge was necessary as a result of this assessment.

Leases

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

External Software Development Costs

Costs incurred in creating a software product to be sold or licensed for external use are expensed as incurred until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. Thereafter, all such software development costs are capitalized and subsequently reported at the lower of unamortized cost or estimated net realizable value. Capitalized costs are amortized on a straight-line basis over the remaining estimated economic life of the product.

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

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at the exchange rate in effect on the reporting date, and income and expenses are translated at the weighted-average exchange rate during the period. The Company’s primary practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency fluctuations. The net translation gains and losses are not included in net income, but are accumulated as a separate component of shareholders’ equity. Foreign currency transaction gains and losses are recorded as incurred in indirect costs and selling expenses in the accompanying consolidated statements of operations.

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive, including stock options and stock settled stock appreciation rights (SSARs) with an exercise price greater than the average market price of the Company’s common stock. Using the treasury stock method, diluted earnings per share includes the incremental effect of SSARs, stock options, restricted shares, and those restricted stock units (RSUs) that are no longer subject to a market or performance condition.  Information about the weighted-average number of basic and diluted shares is presented in Note 24.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.

The fair value of the Company’s debt under its bank credit facility approximates its carrying value at June 30, 2020. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities.

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

Accounting for Sales of Financial Assets

The Company accounts for receivable transfers under its Master Accounts Receivable Purchase Agreement (MARPA) as sales under ASC 860, Transfers and Servicing, and derecognizes the sold receivables from its balance sheets.

Other Comprehensive Income (Loss)

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenue, expenses, and gains and losses that under U.S. GAAP are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income consist of foreign currency translation adjustments; the changes in the fair value of interest rate swap agreements, net of tax of $8.7 million, $6.4 million and $4.2 million for the years ended June 30, 2020, 2019 and 2018, respectively; and differences between actual amounts and estimates based on actuarial assumptions and the effect of changes in actuarial assumptions made under the Company’s post-retirement benefit plans, net of tax (see Note 17).

As of June 30, 2020 and 2019, accumulated other comprehensive loss included a loss of $38.6 million and $33.6 million, respectively, related to foreign currency translation adjustments, a loss of $33.2 million and $9.0 million, respectively, related to the fair value of its interest rate swap agreements, and a loss of $0.5 million and $0.6 million, respectively, related to unrecognized post-retirement costs.

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

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates Issued but Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs associated with internal-use software (Subtopic 350-40). ASU 2018-15 becomes effective for the Company in the first quarter of FY2021 and will be applied prospectively. We do not expect a significant impact to our operating results, financial position or cash flows as a result of adopting this new standard.

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

Accounting Standards Updates Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform.  The guidance in this ASU is optional and expedients may be elected over time through December 31, 2022, as reference rate reform activities occur.  During the fourth quarter of FY2020, CACI elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives consistent with past presentation. Application of these expedients assisted in preserving the Company's presentation of derivatives as qualifying cash flow hedges. The Company continues to evaluate this guidance and may apply other elections, as applicable, as additional changes in the market occur.

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

NOTE 4. ACQUISITIONS

Year Ended June 30, 2020

During the second quarter of FY2020, CACI completed three strategic acquisitions adding key capabilities in mission expertise and technology.  The aggregate purchase consideration was approximately $109.4 million.  The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $70.3 million to goodwill and $29.5 million to intangible assets.  At June 30, 2020, the Company had not finalized the determination of fair values allocated to assets and liabilities.

On June 29, 2020, CACI entered into an agreement to acquire Ascent Vision Technologies (AVT) for a purchase price of approximately $350.0 million.  On August 11, 2020, CACI completed the acquisition.  AVT specializes in Electro-Optical Infrared payloads, On-Board Computer Vision Processing and C-UAS Solutions.

Year Ended June 30, 2019

Domestic Acquisitions

SE&A BU

On August 15, 2018, CACI acquired certain assets of the systems engineering and acquisition support services business unit (SE&A BU) of CSRA LLC, a managed affiliate of General Dynamics Information Technology, Inc. for purchase consideration of $96.1 million.  The Company recognized fair values of the assets acquired and liabilities assumed and allocated $46.4 million to goodwill and $8.9 million to intangible assets. The intangible assets consist of customer relationships. Of the value attributed to goodwill and intangible assets, approximately $55.3 million is deductible for income tax purposes.  The final purchase price allocation was completed in Q1 FY2020. The differences between the preliminary and final purchase price allocation did not have a material impact on CACI’s results of operations or financial position.

Mastodon

On January 29, 2019, CACI acquired all of the equity interests of Mastodon Design LLC (Mastodon) for a purchase consideration of $225.0 million, which includes a $220.0 million initial cash payment and $5.0 million of deferred consideration.  Mastodon specializes in the rapid design of rugged tactical communications, signals intelligence (SIGINT) and electronic warfare (EW) equipment.

The Company recognized fair values of the assets acquired and liabilities assumed and allocated $139.2 million to goodwill and $83.9 million to intangible assets.  The goodwill of $139.2 million is largely attributable to the assembled workforce of Mastodon and expected synergies between the Company and Mastodon.  The intangible assets consist of customer relationships of $19.8 million and technology of $64.1 million.  The fair value attributed to intangible assets is being amortized on an accelerated basis over approximately 20 years for customer relationships and over a range of approximately 5 to 9 years for technology.  The fair value attributed to the intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques.  Of the value attributed to goodwill and intangible assets, approximately $223.1 million is deductible for income tax purposes.  During the year ended June 30, 2020, CACI finalized its valuation of assets acquired and liabilities assumed.

LGS

On March 1, 2019, CACI acquired all of the equity interests of Legos Intermediate Holdings, LLC and MDCP Legos Blocker, Inc., the parent companies of LGS Innovations (LGS).  The purchase consideration was $758.2 million.  LGS is a leading provider of SIGINT and cyber products and solutions to the Intelligence Community and Department of Defense.

During the year ended June 30, 2020, CACI finalized its valuation of assets acquired and liabilities assumed.  Total purchase consideration of $758.2 million has been allocated to assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$85,066
Prepaid expenses and other current assets	19,922
Property and equipment	23,275
Intangible assets	147,650
Goodwill	530,826
Other long-term assets	127
Accounts payable	(10,309)
Accrued compensation and benefits	(22,347)
Other accrued expenses and current liabilities	(9,876)
Deferred income taxes, noncurrent	60
Other long-term liabilities	(6,243)
Total estimated consideration	$758,151

The goodwill of $530.8 million is largely attributable to the assembled workforce of LGS and expected synergies between the Company and LGS.  The intangible assets consist of customer relationships of $86.9 million and technology of $60.8 million. The estimated fair value attributed to intangible assets is being amortized on an accelerated basis over approximately 20 years for customer relationships and over a range of approximately 5 to 15 years for technology.  The fair value attributed to the intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques.  Of the value attributed to goodwill and intangible assets, approximately $599.9 million is deductible for income tax purposes.

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

NOTE 5. ACCOUNTS RECEIVABLE

Total accounts receivable, net of allowance for doubtful accounts of $3.0 million, $4.2 million, and $3.7 million at June 30, 2020, 2019, and 2018, respectively, consisted of the following (in thousands):

	June 30,
	2020	2019
Billed receivables	$555,472	$638,135
Billable receivables	223,867	141,632
Unbilled receivables	61,888	90,073
Total accounts receivable, current	841,227	869,840
Unbilled receivables, long-term	9,629	7,381
Total accounts receivable	$850,856	$877,221

NOTE 6. GOODWILL

The changes in the carrying amount of goodwill for the years ended June 30, 2020 and 2019 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2018	$2,514,520	$106,315	$2,620,835
Goodwill acquired (1)	710,165	9,038	719,203
Foreign currency translation	—	(3,959)	(3,959)
Balance at June 30, 2019	$3,224,685	$111,394	$3,336,079
Goodwill acquired (1)	55,171	19,978	75,149
Foreign currency translation	—	(4,118)	(4,118)
Balance at June 30, 2020	$3,279,856	$127,254	$3,407,110

(1)	Includes goodwill initially allocated to new business combinations as well as measurement period adjustments.

NOTE 7. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30,
	2020 (1)	2019
Intangible assets
Customer contracts and related customer relationships	$570,562	$549,552
Acquired technologies	129,925	137,959
Other	8	800
Intangible assets	700,495	688,311
Less accumulated amortization
Customer contracts and related customer relationships	(271,708)	(236,935)
Acquired technologies	(21,900)	(14,750)
Other	(2)	(511)
Accumulated amortization	(293,610)	(252,196)
Total intangible assets, net	$406,885	$436,115

(1)	During FY2020, the Company removed $17.6 million in fully amortized intangible assets.

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to twenty years. The weighted-average period of amortization for customer contracts and related customer relationships as of June 30, 2020 is 17.0 years, and the weighted-average remaining period of amortization is 13.6 years. The weighted-average period of amortization for acquired technologies as of June 30, 2020 is 10.4 years, and the weighted-average remaining period of amortization is 9.0 years.

Amortization expense for the years ended June 30, 2020, 2019 and 2018 was $59.3 million, $45.8 million and $38.2 million, respectively. Expected amortization expense for each of the fiscal years through June 30, 2025 and for years thereafter is as follows (in thousands):

Amount
Year ending June 30, 2021	$58,273
Year ending June 30, 2022	55,174
Year ending June 30, 2023	50,071
Year ending June 30, 2024	43,289
Year ending June 30, 2025	37,046
Thereafter	163,032
Total intangible assets, net	$406,885

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,
	2020	2019
Equipment and furniture	$214,107	$193,940
Leasehold improvements	160,723	149,935
Property and equipment, at cost	374,830	343,875
Less accumulated depreciation and amortization	(204,309)	(194,199)
Total property and equipment, net	$170,521	$149,676

Depreciation expense, including amortization of leasehold improvements, was $49.4 million, $36.4 million and $30.7 million for the years ended June 30, 2020, 2019 and 2018, respectively.

NOTE 9. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following (in thousands):

	June 30,
	2020	2019
Accrued salaries and withholdings	$178,293	$164,631
Accrued leave	123,972	97,832
Accrued fringe benefits	36,495	27,811
Total accrued compensation and benefits	$338,760	$290,274

NOTE 10. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following (in thousands):

	June 30,
	2020	2019
Vendor obligations	$82,104	$90,238
Deferred revenue (Note 12)	57,082	55,667
MARPA payable (Note 14)	57,020	54,567
Operating lease liabilities, current (Note 16)	67,549	—
Other	29,763	35,139
Total other accrued expenses and current liabilities	$293,518	$235,611

NOTE 11. REVENUE RECOGNITION

We disaggregate our revenue arrangements by contract type, customer, and whether the Company performs on the contract as the prime or subcontractor.  We believe that these categories allow for a better understanding of the nature, amount, timing, and uncertainty of revenue and cash flows arising from our contracts.

Revenue by Contract Type

The Company generated revenue on our cost-plus-fee, firm fixed-price, and time-and-materials contracts as follows during the year ended June 30, 2020 and 2019 (in thousands):

	Year Ended June 30, 2020			Year Ended June 30, 2019
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$3,274,707	$—	$3,274,707	$2,764,291	$—	$2,764,291
Firm fixed-price	1,524,381	105,094	1,629,475	1,365,052	100,507	1,465,559
Time and materials	757,584	58,276	815,860	700,107	56,384	756,491
Total	$5,556,672	$163,370	$5,720,042	$4,829,450	$156,891	$4,986,341

Customer Information

The Company generated revenue from our primary customer groups as follows during the year ended June 30, 2020 and 2019 (in thousands):

	Year Ended June 30, 2020			Year Ended June 30, 2019
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$3,999,261	$—	$3,999,261	$3,489,854	$—	$3,489,854
Federal civilian agencies	1,467,801	—	1,467,801	1,263,681	—	1,263,681
Commercial and other	89,610	163,370	252,980	75,915	156,891	232,806
Total	$5,556,672	$163,370	$5,720,042	$4,829,450	$156,891	$4,986,341

Prime or Subcontractor

The Company generated revenue as either the prime or subcontractor as follows during the year ended June 30, 2020 and 2019 (in thousands):

	Year Ended June 30, 2020			Year Ended June 30, 2019
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$5,057,930	$163,370	$5,221,300	$4,429,439	$156,891	$4,586,330
Subcontractor	498,742	—	498,742	400,011	—	400,011
Total	$5,556,672	$163,370	$5,720,042	$4,829,450	$156,891	$4,986,341

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

Based on changes in a contract’s EAC, a cumulative adjustment to revenue will be recorded.  For the twelve months June 30, 2020 and 2019, we recognized an increase to income before income taxes of $33.0 million ($0.95 per diluted share) and $19.7 million ($0.57 per diluted share), respectively.  The Company used its statutory tax rate when calculating the impact to diluted earnings per share.

Revenue recognized from previously satisfied performance obligations was $10.5 million for the twelve months ended June 30, 2020, compared with an immaterial amount for the twelve months ended June 30, 2019.  The change in revenue generally relates to final true-up adjustments to our estimated award or incentive fees in the period in which we receive the customer’s final performance score or when we can determine that more objective, contractually-defined criteria have been fully satisfied.  During the twelve months ended June 30, 2020, the Company received notification that certain contract close out risks had been mitigated on previously satisfied performance obligations and therefore recorded a reduction to its established reserve amount.

Remaining Performance Obligations

The Company’s remaining performance obligations balance as of period end represents the expected revenue to be recognized for the satisfaction of remaining performance obligations on our existing contracts.  This balance excludes unexercised contract option years and task orders that may be issued underneath an IDIQ vehicle.  Our remaining performance obligations balance as of June 30, 2020 was $6.4 billion.

The Company expects to recognize approximately 80 percent of our remaining performance obligations balance as revenue over the next year and the remaining 20 percent thereafter.

NOTE 12. CONTRACT BALANCES

Contract assets are primarily comprised of conditional unbilled receivables in which revenue has been recognized but an invoice has not yet been issued to the customer as of the balance sheet date.  Contract assets exclude billed and billable receivables and are not stated above their net realizable value.

Contract liabilities are primarily comprised of advance payments in which consideration is received in advance of satisfying a performance obligation.

Net contract assets (liabilities) consisted of the following (in thousands):

Description of Contract Related Balance	Financial Statement Classification	June 30, 2020	June 30, 2019
Contract assets – current:
Unbilled receivables	Accounts receivable, net	$61,888	$90,073
Costs to obtain – short-term	Prepaid expenses and other current assets	3,492	2,685
Contract assets – noncurrent:
Unbilled receivables	Accounts receivable, long-term	9,629	7,381
Costs to obtain – long-term	Other long-term assets	7,708	5,353
Contract liabilities – current:
Deferred revenue and other contract liabilities – short-term	Other accrued expenses and current liabilities	(57,082)	(55,667)
Contract liabilities – noncurrent:
Deferred revenue and other contract liabilities – long-term	Other long-term liabilities	(6,507)	(7,445)
Net contract assets (liabilities)		$19,128	$42,380

For the year ended June 30, 2020 and 2019, respectively, we recognized $48.7 million and $35.5 million of revenue that was included in a previously recorded contract liability as of the beginning of the period.

NOTE 13. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30,
	2020	2019
Materials, purchased parts and supplies	$36,692	$37,368
Work in process	10,867	6,021
Finished goods	17,608	3,834
Total	$65,167	$47,223

Inventories are stated at the lower of cost (average cost or first-in, first-out) or net realizable value and are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.  The Company periodically assesses its current inventory balances and records a provision for damaged, deteriorated, or obsolete inventory based on historical patterns and forecasted sales.

NOTE 14. SALES OF RECEIVABLES

On December 27, 2019, the Company amended its MARPA with MUFG Bank, Ltd. (the Purchaser), for the sale of certain designated eligible U.S. government receivables.  The amendment extended the term of the MARPA to December 24, 2020.  Under the MARPA, the Company can sell eligible receivables, including certain billed and unbilled receivables up to a maximum amount of $200.0 million.  The Company’s receivables are sold under the MARPA without recourse for any U.S. government credit risk.

The Company accounts for receivable transfers under the MARPA as sales under ASC 860, Transfers and Servicing, and derecognizes the sold receivables from its balance sheets.  The fair value of the sold receivables approximated their book value due to their short-term nature.

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services.  The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of June 30, 2020.  Proceeds from the sold receivables are reflected in our operating cash flows on the statement of cash flows.

MARPA activity consisted of the following (in thousands):

	As of and for the Year Ended June 30,
	2020	2019
Beginning balance:	$192,527	$—
Sales of receivables	2,393,684	1,126,395
Cash collections	(2,386,211)	(933,868)
Outstanding balance sold to Purchaser: (1)	200,000	192,527
Cash collected, not remitted to Purchaser (2)	(57,020)	(54,567)
Remaining sold receivables	$142,980	$137,960

(1)

For the year ended June 30, 2020 and 2019, the Company recorded a net cash inflow in its cash flows from operating activities of $7.5 million and $192.5 million, respectively, from sold receivables.  MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.

(2)

Includes the cash collected on behalf of but not yet remitted to the Purchaser as of June 30, 2020 and 2019.  This balance is included in other accrued expenses and current liabilities as of the balance sheet date.

NOTE 15. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,
	2020	2019
Bank credit facility – term loans	$844,555	$891,475
Bank credit facility – revolver loans	569,000	785,000
Principal amount of long-term debt	1,413,555	1,676,475
Less unamortized discounts and debt issuance costs	(9,116)	(11,462)
Total long-term debt	1,404,439	1,665,013
Less current portion	(46,920)	(46,920)
Long-term debt, net of current portion	$1,357,519	$1,618,093

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,500.0 million. As of June 30, 2020, the Company had $569.0 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million until the balance is due in full on June 30, 2024. As of June 30, 2020, the Company had $844.6 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of June 30, 2020, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.58 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of June 30, 2020, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.

The aggregate maturities of long-term debt at June 30, 2020 are as follows (in thousands):

Year ending June 30,
2021	$46,920
2022	46,920
2023	46,920
2024	1,272,795
Principal amount of long-term debt	1,413,555
Less unamortized discounts and debt issuance costs	(9,116)
Total long-term debt	$1,404,439

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the years ended June 30, 2020, 2019 and 2018 is as follows (in thousands):

	Interest Rate Swaps
	2020	2019	2018
Gain (loss) recognized in other comprehensive income	$(26,915)	$(14,011)	$6,344
Amounts reclassified to earnings from accumulated other comprehensive loss	2,635	(3,903)	1,129
Net current period other comprehensive income (loss)	$(24,280)	$(17,914)	$7,473

NOTE 16. LEASES

All of the Company’s leases are operating leases. The current portion of operating lease liabilities is included in other accrued expenses and current liabilities in our consolidated balance sheets. Lease balances in our consolidated balance sheet are as follows (in thousands):

June 30,
2020
Operating lease right-of-use assets	$330,767

Operating lease liabilities, current	67,549
Operating lease liabilities, noncurrent	309,680
$377,229

The Company’s total lease cost is recorded primarily within indirect costs and selling expenses and had the following impact on the consolidated statement of operations (in thousands):

June 30,
2020
Operating lease cost	$86,039
Short-term and variable lease cost	14,777
Sublease income	(1,201)
Total lease cost	$99,615

The Company’s future minimum lease payments under non-cancelable operating leases at June 30, 2020 are as follows (in thousands):

Year ending June 30:
2021	$78,302
2022	68,239
2023	62,529
2024	55,302
2025	47,430
Thereafter	106,067
Total undiscounted lease payments	417,869
Less: imputed interest	(40,640)
Total discounted lease liabilities	$377,229

The weighted-average remaining lease term (in years) and weighted-average discount rate was 6.27 years and 3.14 percent, respectively.

Cash paid for operating leases was $87.1 million for the year ended June 30, 2020.  During the year ended June 30, 2020 operating lease liabilities arising from obtaining new ROU assets was $50.5 million, which includes all noncash changes arising from new or remeasured operating lease arrangements.

During April 2020, the Company entered into a lease agreement that will impact its financial statements starting in Q2 FY2021. Annual lease cost is expected to be approximately $6.0 million over a lease term of 12 years.

The Company’s future minimum lease payments under non-cancelable operating leases at June 30, 2019 are as follows (in thousands):

Year ending June 30:
2020	$81,027
2021	72,331
2022	63,655
2023	54,056
2024	43,691
Thereafter	132,792
Total minimum lease payments	$447,552

NOTE 17. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2020	2019
Deferred rent, net of current portion	$—	$41,427
Interest rate swap agreements	43,168	12,264
Deferred and contingent acquisition consideration	740	6,510
Deferred revenue	6,507	7,445
Deferred payroll taxes	40,594	—
Accrued post-retirement obligations	6,715	5,982
Long-term incentive compensation	—	13,085
Reserve for unrecognized tax benefits	8,869	1,544
Transition tax	5,071	4,472
Other	17,040	15,203
Total other long-term liabilities	$128,704	$107,932

Accrued post-retirement obligations include projected liabilities for benefits the Company is obligated to provide under long-term care, group health, and executive life insurance plans, each of which is unfunded. Plan benefits are provided to certain current and former executives, their dependents and other eligible employees, as defined. Post-retirement obligations also include accrued benefits under supplemental retirement benefit plans covering certain executives. The expense recorded under these plans was $1.2  million during the year ended June 30, 2020 and $0.4 million during the year ended June 30, 2019, respectively.

The Company has entered into floating-to-fixed interest rate swap agreements related to a portion of the Company’s floating rate indebtedness (see Note 15).  See Note 23 for fair values of the swap agreements as of June 30, 2020 and 2019.

NOTE 18. BUSINESS SEGMENTS

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

	Domestic Operations	International Operations	Total
	(in thousands)
Year Ended June 30, 2020
Revenue from external customers	$5,556,672	$163,370	$5,720,042
Net income	302,822	18,658	321,480
Net assets	2,482,283	179,027	2,661,310
Goodwill	3,279,856	127,254	3,407,110
Total long-term assets	4,297,885	158,701	4,456,586
Total assets	5,293,588	248,884	5,542,472
Capital expenditures	70,499	1,804	72,303
Depreciation and amortization	105,874	4,814	110,688

Year Ended June 30, 2019
Revenue from external customers	$4,829,450	$156,891	$4,986,341
Net income	249,793	15,811	265,604
Net assets	2,206,109	165,357	2,371,466
Goodwill	3,224,685	111,394	3,336,079
Total long-term assets	3,927,783	127,540	4,055,323
Total assets	4,876,399	210,444	5,086,843
Capital expenditures	46,406	1,496	47,902
Depreciation and amortization	81,205	4,672	85,877

Year Ended June 30, 2018
Revenue from external customers	$4,304,602	$163,258	$4,467,860
Net income	286,024	15,147	301,171
Net assets	1,948,768	158,119	2,106,887
Goodwill	2,514,520	106,315	2,620,835
Total long-term assets	2,975,620	127,395	3,103,015
Total assets	3,829,417	204,789	4,034,206
Capital expenditures	40,639	955	41,594
Depreciation and amortization	67,891	4,305	72,196

Interest income and interest expense are not presented above as the amounts attributable to the Company’s international operations are insignificant.

Customer Information

The Company earned 95.6 percent, 95.3 percent and 94.8 percent of its revenue from various agencies and departments of the U.S. government for the years ended June 30, 2020, 2019 and 2018, respectively.

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

NOTE 20. INCOME TAXES

The Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017.  Among other things, the TCJA reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective on January 1, 2018.

The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

	Year Ended June 30,
	2020	2019	2018
Domestic	$379,414	$308,922	$279,360
Foreign	22,223	18,987	19,304
Income before income taxes	$401,637	$327,909	$298,664

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended June 30,
	2020	2019	2018
Current:
Federal	$42,268	$41,675	$56,467
State and local	14,744	17,606	13,006
Foreign	5,271	4,033	5,344
Total current	62,283	63,314	74,817
Deferred:
Federal	12,940	(27)	(80,395)
State and local	5,465	(877)	3,481
Foreign	(531)	(105)	(410)
Total deferred	17,874	(1,009)	(77,324)
Total income tax expense (benefit)	$80,157	$62,305	$(2,507)

Income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate as a result of the following (in thousands):

	Year Ended June 30,
	2020	2019	2018
Expected tax expense computed at federal statutory rate (1)	$84,344	$68,861	$83,805
State and local taxes, net of federal benefit	15,965	13,216	11,860
Nonincludible and nondeductible items, net	3,133	1,971	1,832
Remeasurement of deferred taxes and transition tax	—	(2,182)	(86,593)
Effect of foreign tax rates	(377)	(380)	(1,261)
R&D tax credit, net	(10,700)	(6,755)	(3,630)
Other tax credits	(1,183)	(2,138)	(2,102)
Stock-based compensation	(10,900)	(7,493)	(5,388)
Other	(125)	(2,795)	(1,030)
Total income tax expense (benefit)	$80,157	$62,305	$(2,507)

(1)	The U.S. federal statutory income tax rate for FY2020 and FY2019 is 21.0 percent. The federal statutory rate for FY2018 was a blended rate of 28.06 percent due to the TCJA.

The tax effects of temporary differences that give rise to deferred taxes are presented below (in thousands):

	June 30,
	2020	2019
Deferred tax assets:
Deferred compensation and post-retirement obligations	$33,094	$29,206
Reserves and accruals	41,137	30,205
Stock-based compensation	9,860	9,881
Lease liability	99,539	—
Interest rate swaps	11,349	2,688
Other asset	6,786	9,392
Total deferred tax assets	201,765	81,372
Deferred tax liabilities:
Goodwill and other intangible assets	(273,088)	(257,762)
Unbilled revenue	(17,429)	(17,640)
Prepaid expenses	(6,444)	(2,974)
Right of use assets	(85,275)	—
Property and equipment	(32,625)	(8,335)
Total deferred tax liabilities	(414,861)	(286,711)
Net deferred tax liability	$(213,096)	$(205,339)

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company is currently under examination by the Internal Revenue Service for year 2015; one state jurisdiction for years 2016 through 2018; and one state jurisdiction for years 2016 and 2017. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The effective income tax rate in FY2020, FY2019, and FY2018, was 20.0 percent, 19.0 percent, and (0.8) percent, respectively. The effective income tax rate increased in FY2020 primarily as a result of pretax book income increasing more than favorable credits and permanent items.  In each period, the effective income tax rate was favorably affected by excess tax benefits from employee stock-based payment awards as well as a benefit from the research and development tax credit.

U.S. income taxes have not been provided for undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. As of June 30, 2020, the estimated deferred tax liability associated with these undistributed earnings is approximately $1.4 million.

The Company’s total liability for unrecognized tax benefits as of June 30, 2020, 2019 and 2018 was approximately $8.8 million, $1.5 million and $4.1 million, respectively. Any amount, if recognized, would positively impact the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized benefits is shown in the table below (in thousands):

	Year Ended June 30,
	2020	2019	2018
Beginning of year	$1,530	$4,122	$1,639
Additions based on current year tax positions	2,293	676	2,483
Lapse of statute of limitations	—	(164)	—
Additions based on prior year tax positions	5,003	—	—
Reductions based on prior tax year positions	—	(3,104)	—
End of year	$8,826	$1,530	$4,122

The Company recognizes net interest and penalties as a component of income tax expense.  Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at June 30, 2020. As of June 30, 2020, the entire balance of unrecognized tax benefits is included in other long-term liabilities.

NOTE 21. RETIREMENT SAVINGS PLANS

401(k) Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, the CACI $MART Plan (the 401(k) Plan). Employees can contribute up to 75 percent (subject to certain statutory limitations) of their total cash compensation. The Company provides matching contributions equal to 50 percent of the amount of salary deferral employees elect, up to 8 percent of each employee’s total calendar year cash compensation, as defined. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. Employee contributions vest immediately. Employer contributions vest in full after three- years of employment. Total 401(k) Plan Company contribution expense for the years ended June 30, 2020, 2019, and 2018 were $46.9 million, $35.0 million, and $27.1 million, respectively.

The Company maintains several qualified 401(k) profit-sharing plans (PSP) that cover eligible employees.  Employees are eligible to participate in the PSP beginning on the first of the month following the start of employment and attainment of age 18.  Under the PSP, the Company may make discretionary contributions based on a percentage of the total compensation of all eligible participants.  Company contribution expense for the year ended June 30, 2020, 2019 and 2018 was $41.8 million, $32.0 million and $26.3 million, respectively.

Supplemental Savings Plan

The Company maintains the Supplemental Savings Plan through which, on a calendar year basis, officers at the director level and above can elect to defer for contribution to the Supplemental Savings Plan up to 50 percent of their base compensation and up to 100 percent of their bonuses. The Company provides a contribution of 5 percent of compensation for each participant’s compensation that exceeds the limit as set forth in IRC 401(a)(17) (currently $285,000 per year). The Company also has the option to make annual discretionary contributions. Company contributions vest five-years from the date of enrollment, and vesting is accelerated in the event of a change of control of the Company. Participant deferrals and Company contributions will be credited with the rate of return based on the investment options and asset allocations selected by the Participant. Participants may change their asset allocation as often as daily, if they so choose. A Rabbi Trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the Supplemental Savings Plan are made upon retirement, termination, death, or total disability.  The Supplemental Savings Plan also allows for in-service distributions.

Supplemental Savings Plan obligations due to participants totaled $110.7 million at June 30, 2020, of which $7.7 million is included in accrued compensation and benefits in the accompanying consolidated balance sheet. Supplemental Savings Plan obligations increased by $11.8 million during the year ended June 30, 2020, consisting of $4.9 million of investment gains, $14.1 million of participant compensation deferrals, and $1.5 million of Company contributions, offset by $8.7 million of distributions.

The Company maintains COLI assets in a Rabbi Trust to offset the obligations under the Supplemental Savings Plan. The value of the COLI in the Rabbi Trust was $96.4 million at June 30, 2020 and COLI gains were $4.7 million for the year ended June 30, 2020.  The value of the COLI in the Rabbi Trust was $92.7 million at June 30, 2019 and COLI gains were $4.6 million for the year ended June 30, 2019.

Contribution expense for the Supplemental Savings Plan during the years ended June 30, 2020, 2019, and 2018, was $1.9 million, $1.6 million, and $1.2 million, respectively.

NOTE 22. STOCK PLANS AND STOCK-BASED COMPENSATION

Historically, the Company grants stock options, SSARs, non-performance-based RSUs and performance-based RSUs to key employees. Stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods.  Performance-based RSUs are subject to achievement of a performance metric in addition to grantee service. Stock-based compensation expense for performance-based RSUs is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant. A summary of the components of stock-based compensation expense recognized during the years ended June 30, 2020, 2019, and 2018, together with the income tax benefits realized, is as follows (in thousands):

	Year Ended June 30,
	2020	2019	2018
Stock-based compensation included in indirect costs and selling expense:
Restricted stock and RSU expense	$29,302	$25,272	$23,628
Income tax benefit recognized for stock-based compensation	$5,849	$4,865	$7,769

The Company recognizes the effect of expected forfeitures of equity grants by estimating an expected forfeiture rate for grants of equity instruments. Amounts recognized for expected forfeitures are subsequently adjusted periodically and at major vesting dates to reflect actual forfeitures.

The incremental income tax benefits realized upon the exercise or vesting of equity instruments are reported as operating cash flows. During the years ended June 30, 2020, 2019, and 2018, the Company recognized $13.5 million, $9.2 million, and $6.3 million of excess tax benefits, respectively, which have been reported as operating cash inflows in the accompanying consolidated statements of cash flows.

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

Upon the vesting of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by either issuing new shares of authorized common stock or by issuing shares from treasury. The total number of shares authorized by shareholders for grants under the 2016 Plan and its predecessor plan was 1,200,000 plus any forfeitures from the 2006 Plan. The aggregate number of grants that may be made may exceed this approved amount as forfeited restricted stock and RSUs become available for future grants. As of June 30, 2020, cumulative grants of 864,430 equity instruments underlying the shares authorized have been awarded, and 187,711 of these instruments have been forfeited.

The Company granted performance-based stock awards to key employees in October of 2019 and 2018 and September of 2017. The final number of RSUs that are earned by participants and vest is based on the achievement of a specified EPS for the fiscal year and on the average share price for the 90-day period ended for the following three years. If the 90-day average share price of the Company’s stock in years one, two and three exceeds the 90-day average share price at the grant date by 100 percent or more the number of shares ultimately awarded could range up to 200 percent of the specified target award. In addition to the performance and market conditions, there is a service vesting condition that stipulates 50 percent of the award will vest 3 years from the grant date and 50 percent will vest approximately 4 years from the grant date, depending on the award date.

The annual performance-based awards granted for each of the fiscal years presented were as follows:

	Performance-based stock awards granted	Number of additional shares earned under performance-based stock awards
Fiscal year 2020	108,844	—
Fiscal year 2019	129,108	5,874
Fiscal year 2018	185,056	51,808

We account for stock-based payments to employees, including grants of employee stock awards and purchases under employee stock purchase plans, in accordance with ASC 718, Compensation-Stock Compensation, which requires that stock-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values.  The fair value of RSU grants are determined based on the Company’s common stock closing price on the date of grant. The fair value of RSUs with market-based vesting features is also measured on the grant date but uses a binomial lattice model.

We determine the fair value of our market-based and performance-based RSUs at the date of grant using generally accepted valuation techniques and the closing market price of our stock. The fair value for the annual grant made in October 2019 was determined using a Monte Carlo simulation model incorporating the following factors:  90-day average stock price at the grant date of $216.02 a share, risk free rate of return of 1.50 percent and expected volatility of 24.54 percent. Stock-based compensation cost is recognized as expense on an accelerated basis over the requisite service period for performance-based awards.  The weighted-average fair value of RSUs granted during the years ended June 30, 2020, 2019, and 2018, was $252.25, $201.27, and $146.27, respectively.

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

Restricted shares and most non-performance-based RSUs vest in full three years from the date of grant. RSUs granted to the Company’s Chief Executive Officer in February 2012 have longer vesting periods.

Changes in the number of unvested restricted stock and RSUs during each of the years in the three-year period ended June 30, 2020, 2019, and 2018, together with the corresponding weighted-average fair values, are as follows:

	Restricted Stock and Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2017	834,607	$71.20
Granted	276,871	146.27
Vested	(394,293)	66.29
Forfeited	(53,198)	95.03
Unvested at June 30, 2018	663,987	$107.96
Granted	274,261	201.27
Vested	(276,626)	61.85
Forfeited	(32,816)	123.55
Unvested at June 30, 2019	628,806	$134.10
Granted	271,542	252.25
Vested	(348,897)	77.33
Forfeited	(49,528)	181.89
Unvested at June 30, 2020	501,923	$173.18

The total intrinsic value of RSUs that vested during the years ended June 30, 2020, 2019, and 2018 was $79.6 million, $53.0 million and $55.2 million, respectively, and the income tax benefit realized was $15.9 million, $10.2 million and $13.3 million, respectively.

As of June 30, 2020, there was no unrecognized compensation cost related to SSARs and stock options and $40.7 million of unrecognized compensation cost related to restricted stock and RSUs scheduled to be recognized over a weighted-average period of 2.5 years.

 Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP and DSPP in November 2002, and implemented these plans beginning July 1, 2003. There are 1,500,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of the quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of June 30, 2020, participants have purchased 1,217,404 shares under the ESPP, at a weighted-average price per share of $61.49. Of these shares, 33,894 were purchased by employees at a weighted-average price per share of $211.97 during the year ended June 30, 2020. During the year ended June 30, 2013, the Company established a 10b5-1 plan to facilitate the open market purchase of shares of Company stock to satisfy its obligations under the ESPP.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100 percent of their annual bonus. For the fiscal years ended June 30, 2020, 2019, and 2018, RSUs awarded in lieu of bonuses earned were granted at 85 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange.  RSUs granted under the MSPP vest at the earlier of 1) three-years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

Activity related to the MSPP during the year ended June 30, 2020 is as follows:

MSPP
RSUs outstanding, June 30, 2019	2,921
Granted	1,805
Issued	(2,473)
Forfeited	(30)
RSUs outstanding, June 30, 2020	2,223
Weighted average grant date fair value as adjusted for the applicable discount	$159.36

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock.  There were no DSPP awards outstanding during the year ended June 30, 2020.

NOTE 23. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial instruments measured at fair value included interest rate swap agreements and contingent consideration in connection with business combinations.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and June 30, 2019, and the level they fall within the fair value hierarchy (in thousands):

			As of June 30,
	Financial Statement	Fair Value	2020	2019
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$—	$12,000
Interest rate swap agreements	Other long-term assets	Level 2	$—	$2,081
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$—	$43
Interest rate swap agreements	Other long-term liabilities	Level 2	$43,168	$12,264

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

Various acquisitions contained provisions requiring that the Company pay contingent consideration in the event that the acquired businesses achieved certain specified earnings results.  The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded in indirect costs and selling expenses.  During the years ended June 30, 2020 and 2019, this remeasurement resulted in a $3.0 million and $1.0 million net increase to the liability recorded, respectively.  The remaining contingent consideration was settled during Q3 FY2020.

NOTE 24. EARNINGS PER SHARE

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Year Ended June 30,
	2020	2019	2018
Net income	$321,480	$265,604	$301,171
Weighted-average number of basic shares outstanding during the period	25,031	24,833	24,616
Dilutive effect of RSUs after application of treasury stock method	454	562	639
Weighted-average number of diluted shares outstanding during the period	25,485	25,395	25,255
Basic earnings per share	$12.84	$10.70	$12.23
Diluted earnings per share	$12.61	$10.46	$11.93

NOTE 25. QUARTERLY FINANCIAL DATA (UNAUDITED)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended June 30, 2020 and 2019, are presented below (in thousands except per share data).

	Year Ended June 30, 2020
	First	Second	Third	Fourth
Revenue	$1,363,392	$1,395,469	$1,465,600	$1,495,581
Income from operations	$100,157	$110,187	$113,676	$133,676
Net income	$67,977	$79,195	$80,577	$93,731
Basic earnings per share	$2.73	$3.16	$3.21	$3.74
Diluted earnings per share	$2.66	$3.11	$3.16	$3.68
Weighted-average shares outstanding:
Basic	24,894	25,065	25,078	25,089
Diluted	25,532	25,435	25,478	25,496

	Year Ended June 30, 2019
	First	Second	Third	Fourth
Revenue	$1,165,864	$1,181,641	$1,264,958	$1,373,878
Income from operations	$99,600	$102,263	$94,908	$81,096
Net income	$78,833	$68,596	$68,145	$50,030
Basic earnings per share	$3.19	$2.76	$2.74	$2.01
Diluted earnings per share	$3.10	$2.71	$2.69	$1.96
Weighted-average shares outstanding:
Basic	24,737	24,856	24,866	24,875
Diluted	25,424	25,338	25,348	25,472

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 14th day of August 2020.

CACI International Inc
Registrant

Date: August 14, 2020	By:	/s/ John S. Mengucci
John S. Mengucci President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN S. MENGUCCI John S. Mengucci	President, Chief Executive Officer and Director (Principal Executive Officer)	August 14, 2020

/s/ THOMAS A. MUTRYN Thomas A. Mutryn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 14, 2020

/s/ CHRISTOPHER A. VOCI Christopher A. Voci	Senior Vice President, Corporate Controller (Principal Accounting Officer)	August 14, 2020

/s/ DR. J. P. LONDON Dr. J. P. London	Chairman of the Board, Executive Chairman	August 14, 2020

/s/ MICHAEL A. DANIELS Michael A. Daniels	Director	August 14, 2020

/s/ SUSAN M. GORDON Susan M. Gordon	Director	August 14, 2020

/s/ WILLIAM L. JEWS William L. Jews	Director	August 14, 2020

/s/ GREGORY G. JOHNSON Adm Gregory G. Johnson, USN (Ret.)	Director	August 14, 2020

/s/ JAMES L. PAVITT James L. Pavitt	Director	August 14, 2020

/s/ DR. WARREN R. PHILLIPS Dr. Warren R. Phillips	Director	August 14, 2020

/s/ DEBORA A. PLUNKET Debora A. Plunket	Director	August 14, 2020

/s/ CHARLES P. REVOILE Charles P. Revoile	Director	August 14, 2020

/s/ WILLIAM S. WALLACE Gen William S. Wallace, USA (Ret.)	Director	August 14, 2020