Form 10-Q
period 2020-09-30
CACI INTERNATIONAL INC /DE/
filed 2020-10-30
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 15, 2020, there were 25,218,802 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2020	2019
Revenue	$1,459,506	$1,363,392
Operating costs and expenses:
Costs of revenue	939,934	878,881
Indirect costs and selling expenses	355,004	357,592
Depreciation and amortization	30,144	26,762
Total operating costs and expenses	1,325,082	1,263,235
Income from operations	134,424	100,157
Interest expense and other, net	9,980	16,811
Income before income taxes	124,444	83,346
Income tax expense	30,800	15,369
Net income	$93,644	$67,977
Basic earnings per share	$3.73	$2.73
Diluted earnings per share	$3.67	$2.66
Weighted-average basic shares outstanding	25,099	24,894
Weighted-average diluted shares outstanding	25,486	25,532

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	September 30,
	2020	2019
Net income	$93,644	$67,977
Other comprehensive income (loss):
Foreign currency translation adjustment	7,793	(5,308)
Change in fair value of interest rate swap agreements, net of tax	2,252	(4,964)
Other comprehensive income (loss), net of tax	10,045	(10,272)
Comprehensive income	$103,689	$57,705

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	September 30,	June 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$124,862	$107,236
Accounts receivable, net	820,157	841,227
Prepaid expenses and other current assets	155,853	137,423
Total current assets	1,100,872	1,085,886
Goodwill	3,622,188	3,407,110
Intangible assets, net	526,478	406,885
Property and equipment, net	169,115	170,521
Operating lease right-of-use assets	381,484	330,767
Supplemental retirement savings plan assets	98,393	96,355
Accounts receivable, long-term	9,611	9,629
Other long-term assets	42,227	35,319
Total assets	$5,950,368	$5,542,472
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,920	$46,920
Accounts payable	79,343	89,961
Accrued compensation and benefits	316,480	338,760
Other accrued expenses and current liabilities	310,611	293,518
Total current liabilities	753,354	769,159
Long-term debt, net of current portion	1,567,371	1,357,519
Supplemental retirement savings plan obligations, net of current portion	108,043	103,004
Deferred income taxes	216,595	213,096
Operating lease liabilities, noncurrent	377,742	309,680
Other long-term liabilities	155,494	128,704
Total liabilities	$3,178,599	$2,881,162
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,537 shares issued and 25,105 outstanding at September 30, 2020 and 42,525 shares issued and 25,093 outstanding at June 30, 2020	4,254	4,253
Additional paid-in capital	580,513	573,744
Retained earnings	2,825,288	2,731,644
Accumulated other comprehensive loss	(62,240)	(72,285)
Treasury stock, at cost (17,432 and 17,432 shares, respectively)	(576,181)	(576,181)
Total CACI shareholders’ equity	2,771,634	2,661,175
Noncontrolling interest	135	135
Total shareholders’ equity	2,771,769	2,661,310
Total liabilities and shareholders’ equity	$5,950,368	$5,542,472

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$93,644	$67,977
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	30,144	26,762
Amortization of deferred financing costs	583	589
Non-cash lease expense	19,056	17,825
Stock-based compensation expense	7,847	7,038
Deferred income taxes	2,339	5,485
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	20,987	21,589
Prepaid expenses and other assets	(21,420)	(25,989)
Accounts payable and other accrued expenses	21,109	3,477
Accrued compensation and benefits	(23,882)	(1,267)
Income taxes payable and receivable	8,384	4,463
Operating lease liabilities	(19,364)	(17,450)
Long-term liabilities	37,473	(7,295)
Net cash provided by operating activities	176,900	103,204
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16,282)	(22,536)
Cash paid for business acquisitions, net of cash acquired	(354,095)	(1,351)
Net cash used in investing activities	(370,377)	(23,887)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	839,500	439,500
Principal payments made under bank credit facilities	(630,230)	(506,230)
Proceeds from employee stock purchase plans	2,431	1,852
Repurchases of common stock	(2,074)	(1,717)
Payment of taxes for equity transactions	(688)	(467)
Net cash provided by (used in) financing activities	208,939	(67,062)
Effect of exchange rate changes on cash and cash equivalents	2,164	(1,101)
Net increase in cash and cash equivalents	17,626	11,154
Cash and cash equivalents at beginning of period	107,236	72,028
Cash and cash equivalents at end of period	$124,862	$83,182
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$19,725	$4,675
Cash paid during the period for interest	$8,768	$15,114
Non-cash financing and investing activities:
Landlord sponsored tenant improvement	$1,389	$—
Accrued capital expenditures	$938	$3,338

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares Amount		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, June 30, 2020	42,525	$4,253	$573,744	$2,731,644	$(72,285)	17,432	$(576,181)	$2,661,175	$135	$2,661,310
Net income	—	—	—	93,644	—	—	—	93,644	—	93,644
Stock-based compensation expense	—	—	7,847	—	—	—	—	7,847	—	7,847
Tax withholdings on restricted share vestings	12	1	(1,177)	—	—	—	—	(1,176)	—	(1,176)
Change in fair value of interest rate swap agreements, net	—	—	—	—	2,252	—	—	2,252	—	2,252
Currency translation adjustment	—	—	—	—	7,793	—	—	7,793	—	7,793
Repurchases of common stock	—	—	80	—	—	10	(2,154)	(2,074)	—	(2,074)
Treasury stock issued under stock purchase plans	—	—	19	—	—	(10)	2,154	2,173	—	2,173
BALANCE, September 30, 2020	42,537	$4,254	$580,513	$2,825,288	$(62,240)	17,432	$(576,181)	$2,771,634	$135	$2,771,769

BALANCE, June 30, 2019	42,314	$4,231	$576,277	$2,410,164	$(43,156)	17,434	$(576,185)	$2,371,331	$135	$2,371,466
Net income	—	—	—	67,977	—	—	—	67,977	—	67,977
Stock-based compensation expense	—	—	7,038	—	—	—	—	7,038	—	7,038
Tax withholdings on restricted share vestings	78	8	(10,868)	—	—	—	—	(10,860)	—	(10,860)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(4,964)	—	—	(4,964)	—	(4,964)
Currency translation adjustment	—	—	—	—	(5,308)	—	—	(5,308)	—	(5,308)
Repurchases of common stock	—	—	(112)	—	—	8	(1,605)	(1,717)	—	(1,717)
Treasury stock issued under stock purchase plans	—	—	13	—	—	(8)	1,606	1,619	—	1,619
BALANCE, September 30, 2019	42,392	$4,239	$572,348	$2,478,141	$(53,428)	17,434	$(576,184)	$2,425,116	$135	$2,425,251

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of September 30, 2020 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 11 and 18.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2020.  The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

2.	Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs associated with internal-use software (Subtopic 350-40). The Company adopted this standard on July 1, 2020 using the prospective method. The adoption of this standard did not have a material impact on our operating results, financial position or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires companies to record an allowance for expected credit losses over the contractual term of financial assets, including short-term trade receivables and contract assets, and expands disclosure requirements for credit quality of financial assets. The Company adopted this standard on July 1, 2020 using the modified retrospective method.  The adoption of this standard did not have a material impact on our operating results, financial position or cash flows.

3.	Acquisition

On August 11, 2020, CACI completed the acquisition of Ascent Vision Technologies (AVT) for a purchase price of approximately $348.8 million.  AVT specializes in Electro-Optical Infrared payloads, On-Board Computer Vision Processing and counter-unmanned aircraft system (C-UAS) solutions.  The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $210.9 million to goodwill and $133.8 million to intangible assets.  The goodwill of $210.9 million is largely attributable to the assembled workforce of AVT and expected synergies between the Company and AVT.  The intangible assets consist of customer relationships of $65.7 million and technology of $68.1 million.  The fair value attributed to intangible assets is being amortized on an accelerated basis over approximately 20 years for customer relationships and over approximately 10 years for technology.  The fair value attributed to the intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques.  Of the value attributed to goodwill and intangible assets, approximately $319.7 million is deductible for income tax purposes.

4.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30,	June 30,
	2020 (1)	2020
Intangible assets:
Customer contracts and related customer relationships	$637,874	$570,562
Acquired technologies	198,115	129,925
Other	8	8
Intangible assets	835,997	700,495
Less accumulated amortization:
Customer contracts and related customer relationships	(281,953)	(271,708)
Acquired technologies	(27,563)	(21,900)
Other	(3)	(2)
Less accumulated amortization	(309,519)	(293,610)
Total intangible assets, net	$526,478	$406,885

__________________

(1)	During the three months ended September 30, 2020, the Company removed $0.6 million in fully amortized intangible assets.

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to twenty years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of September 30, 2020 is 17.6 years, and the weighted-average remaining period of amortization is 14.7 years.  The weighted-average period of amortization for acquired technologies as of September 30, 2020 is 10.5 years, and the weighted-average remaining period of amortization is 9.4 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2021, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2021 (nine months)	$51,274
2022	68,452
2023	65,029
2024	57,693
2025	50,452
Thereafter	233,578
Total intangible assets, net	$526,478

5.	Goodwill

The changes in the carrying amount of goodwill for the three months ended September 30, 2020 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2020	$3,279,856	$127,254	$3,407,110
Goodwill acquired (1)	210,881	(1,396)	209,485
Foreign currency translation	(30)	5,623	5,593
Balance at September 30, 2020	$3,490,707	$131,481	$3,622,188

(1)	Includes goodwill initially allocated to new business combinations as well as measurement period adjustments.

6.	Revenue Recognition

We disaggregate our revenue arrangements by contract type, customer, whether we perform on the contract as the prime or subcontractor, and whether the solution provided is primarily expertise or technology as defined herein.  We believe that these categories allow for a better understanding of the nature, amount, timing, and uncertainty of revenue and cash flows arising from our contracts.

Revenue by Contract Type

The Company generated revenue on our cost-plus-fee, fixed-price, and time-and-materials contracts as follows during the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$823,609	$—	$823,609	$747,714	$—	$747,714
Fixed-price	409,584	24,230	433,814	391,536	26,440	417,976
Time-and-materials	184,994	17,089	202,083	185,523	12,179	197,702
Total	$1,418,187	$41,319	$1,459,506	$1,324,773	$38,619	$1,363,392

Customer Group

The Company generated revenue from our primary customer groups as follows during the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,004,195	$—	$1,004,195	$937,640	$—	$937,640
Federal Civilian agencies	390,179	—	390,179	363,993	—	363,993
Commercial and other	23,813	41,319	65,132	23,140	38,619	61,759
Total	$1,418,187	$41,319	$1,459,506	$1,324,773	$38,619	$1,363,392

Prime or Subcontractor

The Company generated revenue as either the prime or subcontractor as follows during the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,288,705	$38,133	$1,326,838	$1,197,634	$37,471	$1,235,105
Subcontractor	129,482	3,186	132,668	127,139	1,148	128,287
Total	$1,418,187	$41,319	$1,459,506	$1,324,773	$38,619	$1,363,392

Expertise or Technology

The Company generated revenue by providing expertise or technology solutions to our customers as follows during the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	Domestic	International	Total	Domestic	International	Total
Expertise	$723,197	$17,486	$740,683	$709,025	$13,328	$722,353
Technology	694,990	23,833	718,823	615,748	25,291	641,039
Total	$1,418,187	$41,319	$1,459,506	$1,324,773	$38,619	$1,363,392

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

Based on changes in a contract’s EAC, a cumulative adjustment to revenue will be recorded.  For the three months ended September 30, 2020 and 2019, we recognized an increase to income before income taxes of $7.8 million ($0.22 per diluted share) and $6.5 million ($0.19 per diluted share), respectively, from EAC adjustments.  The Company used its statutory tax rate when calculating the impact to diluted earnings per share.

Revenue recognized from previously satisfied performance obligations was immaterial for the three months ended September 30, 2020 and 2019.  The change in revenue generally relates to final true-up adjustments to our estimated award or incentive fees in the period in which we receive the customer’s final performance score or when we can determine that more objective, contractually-defined criteria have been fully satisfied.

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

The Company continues to monitor this balance as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, or early terminations.  Based on this analysis, an adjustment to the period end balance may be required.  Our remaining performance obligations balance as of September 30, 2020 was $7.0 billion.

The Company expects to recognize approximately 80 percent of our remaining performance obligations balance as revenue over the next twelve months and the remaining 20 percent thereafter.

7.	Accounts Receivable

	September 30,	June 30,
	2020	2020
Billed and billable receivables	$729,450	$779,339
Unbilled receivables	90,707	61,888
Total accounts receivable, net – current	820,157	841,227
Unbilled receivables, long-term	9,611	9,629
Total accounts receivable	$829,768	$850,856

Accounts receivable are recorded at amounts earned less an allowance for doubtful accounts.  The Company periodically reassesses its allowance for doubtful accounts by analyzing reasonably available information as of the balance sheet date, including the length of time that the receivable has been outstanding, historical bad debts and aging trends, and other general and contract specific factors.  In addition, the Company monitors its exposure to customer credit risk for its financial assets, including its trade receivables and contract balances.

The Company’s allowance for doubtful accounts was $2.9 million and $3.0 million at September 30 and June 30, 2020, respectively.

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

Net contract assets (liabilities) consisted of the following (in thousands):

		September 30,	June 30,
Description of Contract Related Balance	Financial Statement Classification	2020	2020
Contract assets – current:
Unbilled receivables	Accounts receivable, net	$90,707	$61,888
Costs to obtain – short-term	Prepaid expenses and other current assets	3,717	3,492
Contract assets – noncurrent:
Unbilled receivables	Accounts receivable, long-term	9,611	9,629
Costs to obtain – long-term	Other long-term assets	8,518	7,708
Contract liabilities – current:
Deferred revenue and other contract liabilities – short-term	Other accrued expenses and current liabilities	(76,719)	(57,082)
Contract liabilities – noncurrent:
Deferred revenue and other contract liabilities – long-term	Other long-term liabilities	(6,516)	(6,507)
Net contract assets (liabilities)		$29,318	$19,128

During the three months ended September 30, 2020 and 2019, we recognized $33.5 million and $25.7 million of revenue, respectively, that was included in a previously recorded contract liability as of the beginning of the period.

9.	Inventories

Inventories consisted of the following (in thousands):

	September 30,	June 30,
	2020	2020
Materials, purchased parts and supplies	$49,569	$36,692
Work in process	12,451	10,867
Finished goods	14,967	17,608
Total	$76,987	$65,167

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

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services.  The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of September 30, 2020.  Proceeds from the sold receivables are reflected in our operating cash flows on the statement of cash flows.

MARPA activity consisted of the following (in thousands):

	As of and for the
	Three Months Ended September 30,
	2020	2019
Beginning balance:	$200,000	$192,527
Sales of receivables	626,603	493,879
Cash collections	(642,398)	(505,303)
Outstanding balance sold to Purchaser: (1)	184,205	181,103
Cash collected, not remitted to Purchaser (2)	(79,804)	(90,850)
Remaining sold receivables	$104,401	$90,253

(1)

For the three months ended September 30, 2020 and 2019, the Company recorded a net cash outflow in its cash flows from operating activities of $15.8 million and $11.4 million, respectively, from sold receivables.  MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.

(2)

Includes the cash collected on behalf of but not yet remitted to the Purchaser as of September 30, 2020 and 2019.  This balance is included in other accrued expenses and current liabilities as of the balance sheet date.

11.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	June 30,
	2020	2020
Bank credit facility – term loans	$832,824	$844,555
Bank credit facility – revolver loans	790,000	569,000
Principal amount of long-term debt	1,622,824	1,413,555
Less unamortized discounts and debt issuance costs	(8,533)	(9,116)
Total long-term debt	1,614,291	1,404,439
Less current portion	(46,920)	(46,920)
Long-term debt, net of current portion	$1,567,371	$1,357,519

Bank Credit Facility

The Company has a $2,438.4 million credit facility (the Credit Facility), which consists of an $1,500.0 million revolving credit facility (the Revolving Facility) and a $938.4 million term loan (the Term Loan). The Revolving Facility has subfacilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,500.0 million. As of September 30, 2020, the Company had $790.0 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million until the balance is due in full on June 30, 2024. As of September 30, 2020, the Company had $832.8 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of September 30, 2020, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.14 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of September 30, 2020, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.

The aggregate maturities of long-term debt at September 30, 2020 are as follows (in thousands):

Twelve months ending September 30,
2021	$46,920
2022	46,920
2023	46,920
2024	1,482,064
Principal amount of long-term debt	1,622,824
Less unamortized discounts and debt issuance costs	(8,533)
Total long-term debt	$1,614,291

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Gain (loss) recognized in other comprehensive income	$(1,280)	$(4,196)
Amounts reclassified to earnings from accumulated other comprehensive loss	3,532	(768)
Net current period other comprehensive income (loss)	$2,252	$(4,964)

12.	Leases

All of the Company’s leases are operating leases. The current portion of operating lease liabilities is included in other accrued expenses and current liabilities in our consolidated balance sheets. Lease balances in our consolidated balance sheet are as follows (in thousands):

	September 30, 2020	June 30, 2020
Operating lease right-of-use assets	$381,484	$330,767

Operating lease liabilities, current	52,489	67,549
Operating lease liabilities, noncurrent	377,742	309,680
	$430,231	$377,229

The Company’s total lease cost is recorded primarily within indirect costs and selling expenses and had the following impact on the consolidated statement of operations (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Operating lease cost	$21,972	$21,206
Short-term and variable lease cost	3,668	3,370
Sublease income	(126)	(464)
Total lease cost	$25,514	$24,112

The Company’s future minimum lease payments under non-cancelable operating leases for the remainder of the fiscal year ending June 30, 2020, and for each of the fiscal years thereafter, are as follows (in thousands):

Fiscal year ending June 30,
2021 (nine months)	$43,550
2022	75,878
2023	71,507
2024	64,277
2025	56,019
Thereafter	168,161
Total undiscounted lease payments	479,392
Less: imputed interest	(49,161)
Total discounted lease liabilities	$430,231

The weighted-average remaining lease term (in years) and weighted-average discount rate was 7.16 years and 2.90 percent, respectively.

Cash paid for operating leases was $22.4 million for the three months ended September 30, 2020.  During the three months ended September 30, 2020 operating lease liabilities arising from obtaining new ROU assets was $70.5 million, which includes all noncash changes arising from new or remeasured operating lease arrangements.

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

14.	Stock-Based Compensation

For the three months ended September 30, 2020 and 2019, the Company recognized $7.8 million and $7.0 million of stock-based compensation, respectively, that was related to restricted stock units (RSUs).  The stock-based compensation was included in indirect costs and selling expenses in the consolidated statements of operations.

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

The Company granted performance-based stock awards to key employees in October of 2019, October of 2018 and September of 2017. The final number of PRSUs that are earned by participants and vest is based on the achievement of a specified EPS for the fiscal year and on the average share price for the 90-day period ended for the following three years. If the 90-day average share price of the Company’s stock in years one, two and three exceeds the 90-day average share price at the grant date by 100 percent or more the number of shares ultimately awarded could range up to 200 percent of the specified target award. In addition to the performance and market conditions, there is a service vesting condition that stipulates 50 percent of the award will vest approximately three years from the grant date and 50 percent will vest approximately four years from the grant date, depending on the award date. During the second quarter of FY2021, the Company granted its annual performance-based stock awards to key employees.

The annual performance-based awards granted for each of the fiscal years presented were as follows:

	Performance-based stock awards granted	Number of additional shares earned under performance-based stock awards
Fiscal year 2021	7,059	—
Fiscal year 2020	108,844	—
Fiscal year 2019	129,108	12,462

The total number of shares authorized by shareholders for grants under the 2016 Plan and its predecessor plan is 1,200,000 plus any forfeitures from the 2006 Plan. The aggregate number of grants that may be made may exceed this approved amount as forfeited RSUs become available for future grants. As of September 30, 2020, cumulative grants of 937,934 equity instruments underlying the shares authorized have been awarded, and 197,997 of these instruments have been forfeited.

Activity related to RSUs during the three months ended September 30, 2020 is as follows:

RSUs
Unvested at June 30, 2020	501,923
Granted	73,504
Vested	(17,578)
Forfeited	(10,286)
Unvested at September 30, 2020	547,563

As of September 30, 2020, there was $35.4 million of total unrecognized compensation costs related to RSUs scheduled to be recognized over a weighted-average period of 2.3 years.

15.	Earnings Per Share

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2020	2019
Net income	$93,644	$67,977
Weighted-average number of basic shares outstanding during the period	25,099	24,894
Dilutive effect of RSUs after application of treasury stock method	387	638
Weighted-average number of diluted shares outstanding during the period	25,486	25,532
Basic earnings per share	$3.73	$2.73
Diluted earnings per share	$3.67	$2.66

16.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company is currently under examination by the Internal Revenue Service for year 2015 and one state jurisdiction for years 2016 and 2017.  The Company does not expect resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of September 30, 2020 and June 30, 2020 was $9.2 million and $8.8 million, respectively. The $9.2 million unrecognized tax benefit at September 30, 2020, if recognized, would positively impact the Company’s effective tax rate.

For the three months ended September 30, 2020, the effective tax rate was 24.8 percent compared to 18.4 percent for the same period last year.  The Company’s effective tax rate was lower in the prior year quarter primarily due to the timing of excess tax benefits of employee stock-based payment plan awards.  For both comparative reporting periods, the Company’s effective tax rate was impacted by the change in value of assets invested in COLI policies. If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our FY2021 effective tax rate will fluctuate.

17.	Business Segment Information

The Company reports operating results and financial data in two segments: domestic operations and international operations. Domestic operations provide Expertise and Technology primarily to U.S. federal government agencies. International operations provide Expertise and Technology primarily to international government and commercial customers.

The Company evaluates the performance of its operating segments based on net income. Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Domestic Operations	International Operations	Total
Three Months Ended September 30, 2020
Revenue from external customers	$1,418,187	$41,319	$1,459,506
Net income	88,137	5,507	93,644
Three Months Ended September 30, 2019
Revenue from external customers	$1,324,773	$38,619	$1,363,392
Net income	64,211	3,766	67,977

18.	Fair Value of Financial Instruments

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

The Company’s financial instruments measured at fair value included interest rate swap agreements.  The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and June 30, 2020, and the level they fall within the fair value hierarchy (in thousands):

			September 30,	June 30,
	Financial Statement	Fair Value	2020	2020
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$1,251	$—
Interest rate swap agreements	Other long-term liabilities	Level 2	$38,861	$43,168

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

While we view the budget environment as favorable and believe there is bipartisan support for continued investment in the areas of defense and national security, it is uncertain when GFY 2021 appropriations bills will be passed. On October 1, 2020, the President signed a continuing resolution (CR), a temporary measure allowing the government to continue operations through December 11, 2020 at prior year funding levels. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a CR. Depending on their scope, duration, and other factors, CRs can negatively impact our business due to delays in new program starts, delays in contract award decisions, and other factors. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans.

Impact of COVID-19

As travel restrictions, social distancing advisories, and other requirements began to be implemented in March, we instructed our workforce to begin to work remotely to the extent possible. While a majority of our workforce is able to work remotely, some employees must still travel to client or company facilities in order to work. While CACI employees were deemed part of the ‘critical infrastructure workforce’, ensuring their ability to work despite state travel limitations, our business still experienced some impacts as a result of COVID-19 risk mitigation efforts. For example, in order to reduce personnel concentration and ensure social distancing in classified environments, shift work was implemented, which reduced the number of hours our employees could work and we could bill customers on certain programs. The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was passed by Congress and signed by the President on March 27, 2020, provides a mechanism to bill hours where our employees are ready and able to work but unable to access required facilities due to COVID-19. This support was extended through December 11, 2020 under the CR signed by the President on October 1, 2020. We continue to work with our customers to implement the related provisions of the CARES Act, as well as appropriate risk mitigation efforts and alternative work arrangements.

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019

The following table provides the relative percentage that certain items of expense and earnings bear to revenue for the three months ended September 30, 2020 and 2019, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	September 30,		September 30,		Change
(dollars in thousands)	2020	2019	2020	2019	$	%
Revenue	$1,459,506	$1,363,392	100.0%	100.0%	$96,114	7.0%
Operating costs and expenses:
Costs of revenue	939,934	878,881	64.4	64.5	61,053	6.9
Indirect costs and selling expenses	355,004	357,592	24.3	26.2	(2,588)	(0.7)
Depreciation and amortization	30,144	26,762	2.1	2.0	3,382	12.6
Total operating costs and expenses	1,325,082	1,263,235	90.8	92.7	61,847	4.9
Income from operations	134,424	100,157	9.2	7.3	34,267	34.2
Interest expense and other, net	9,980	16,811	0.7	1.2	(6,831)	(40.6)
Income before income taxes	124,444	83,346	8.5	6.1	41,098	49.3
Income tax expense	30,800	15,369	2.1	1.1	15,431	100.4
Net income	$93,644	$67,977	6.4%	5.0%	$25,667	37.8%

Revenue.  For the three months ended September 30, 2020, total revenue was $1.5 billion, 7.0 percent greater than last year with 6.1 percent from organic growth.  The remaining growth in revenue was attributable to acquired revenues.  Out of our primary customer groups, Department of Defense and Federal Civilian revenue increased by $66.6 million and $26.2 million, respectively, compared with the same period a year ago.

The following table summarizes revenue by customer type with related percentages of revenue for the three months ended September 30, 2020 and 2019, respectively:

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	September 30,		September 30,		Change
(dollars in thousands)	2020	2019	2020	2019	$	%
Department of Defense	$1,004,195	$937,640	68.8%	68.8%	$66,555	7.1%
Federal Civilian Agencies	390,179	363,993	26.7	26.7	26,186	7.2
Commercial and other	65,132	61,759	4.5	4.5	3,373	5.5
Total	$1,459,506	$1,363,392	100.0%	100.0%	$96,114	7.0%
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

Costs of Revenue.  For the three months ended September 30, 2020, costs of revenue increased $61.1 million or 6.9 percent, compared with the same period a year ago.  As a percentage of revenue, costs of revenue were 64.4 percent and 64.5 percent for the three months ended September 30, 2020 and 2019.  While overall costs of revenue increased primarily related to direct labor costs from organic growth on existing programs and acquired contracts, our margins improved against the comparative period due to certain fixed-price contracts that we were able to deliver on with significantly less costs than originally estimated.

Indirect Costs and Selling Expenses.  For the three months ended September 30, 2020, indirect costs and selling expenses decreased $2.6 million or 0.7 percent, compared with the same period a year ago.  As a percentage of revenue, indirect costs and selling expenses were 24.3 percent and 26.2 percent for the three months ended September 30, 2020 and 2019, respectively.  This percentage decrease is driven primarily by reduced bid and proposal (B&P) costs, indirect travel, and recruiting expenses, partially offset by increased expenses due to a larger workforce, resulting in increased labor, fringe benefits and facility costs.

Depreciation and Amortization.  For the three months ended September 30, 2020, depreciation and amortization expense increased $3.4 million or 12.6 percent, compared with the same period a year ago.  The increase is primarily attributable to intangible amortization from recent acquisitions and increased depreciation from the Company’s higher average property and equipment balances.

Interest Expense and Other, Net.  For the three months ended September 30, 2020, interest expense and other, net decreased $6.8 million or 40.6 percent, compared with the same period a year ago.  The decrease in interest expense is primarily attributable to lower average outstanding debt balances on the Company’s Credit Facility and lower interest rates.

Income Tax Expense.   For the three months ended September 30, 2020, the effective tax rate was 24.8 percent compared to 18.4 percent for the same period last year.  The Company’s effective tax rate was lower in the prior year quarter primarily due to the timing of excess tax benefits of employee stock-based payment plan awards.  For both comparative reporting periods, the Company’s effective tax rate was impacted by the change in value of assets invested in COLI policies. If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our FY2021 effective tax rate will fluctuate.

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

As of September 30, 2020, the Company had total backlog of $21.9 billion, compared with $19.5 billion a year ago, an increase of 12.6 percent.  Contract awards were $1.8 billion for the three months ended September 30, 2020.  Funded backlog as of September 30, 2020 was $3.4 billion, compared with $3.3 billion a year ago, an increase of 3.8 percent.  The total backlog consists of remaining performance obligations (see Note 6 – Revenue Recognition) plus unexercised options.

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

The Company has a $2,438.4 million Credit Facility, which consists of an $1,500.0 million Revolving Facility and a $938.4 million Term Loan.  The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of September 30, 2020, we had $790.0 million outstanding under the Revolving Facility and no borrowings on the swing line.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million until the balance is due in full on June 30, 2024.  As of September 30, 2020, $832.8 million was outstanding under the Term Loan.

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

A summary of the change in cash and cash equivalents is presented below:

	Three Months Ended
	September 30,
	2020	2019
Net cash provided by operating activities	$176,900	$103,204
Net cash provided by (used in) investing activities	(370,377)	(23,887)
Net cash provided by (used in) financing activities	208,939	(67,062)
Effect of exchange rate changes on cash	2,164	(1,101)
Net increase in cash and cash equivalents	$17,626	$11,154

Our operating cash flow was $176.9 million for the three months ended September 30, 2020.  This represents an increase of $73.7 million or 71.4 percent, from our operating cash flows of $103.2 million for the three months ended September 30, 2019. The year-over-year increase is primarily related to increases of $25.7 million in FY2021 net income, $31.5 million related to deferrals of employer related social security taxes under the CARES Act, and $16.5 million of other net favorable working capital changes.  Days sales outstanding (DSO) was 47 days at September 30, 2020, compared with 53 days at September 30, 2019.

Cash used in investing activities was $370.4 million and $23.9 million during the three months ended September 30, 2020 and 2019, respectively.  During the three months ended September 30, 2020, we paid $354.1 million for business acquisitions, as compared to $1.4 million during the same period a year ago.  Capital expenditures of $16.3 million and $22.5 million during the first three months of FY2021 and FY2020, respectively, accounted for the remaining funds used in investing activities.

Cash provided by financing activities was $208.9 million during the three months ended September 30, 2020, compared to cash used in financing activities of $67.1 million during the same period a year ago.  During the three months ended September 30, 2020, we had net borrowings under our Credit Facility of $209.3 million compared to net repayments of $66.7 million during the same period a year ago. During the three months ended September 30, 2020 and September 30, 2019, we also used cash of $0.7 million and $0.5 million, respectively, to pay taxes on equity transactions.

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

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no material off-balance sheet financing arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $800.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the three months ended September 30, 2020 would have fluctuated by approximately $1.7 million.

Approximately 2.8 percent and 2.8 percent of our total revenue in three months ended September 30, 2020 and 2019, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2020, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $54.3 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at September 30, 2020.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Al Shimari, et al. v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2020 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio.  The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc.  Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees.

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

On March 22, 2019, the District Court denied the United States’ motion to dismiss on grounds of sovereign immunity and CACI’s motion to dismiss on grounds of derivative sovereign immunity.  The District Court also granted the United States’ motion for summary judgment with respect to CACI’s third-party complaint.  On March 26, 2019, CACI filed a Notice of Appeal of the District Court’s March 22, 2019 decision.  On April 2, 2019, the U.S. Court of Appeals for the Fourth Circuit issued an Accelerated Briefing Order for the appeal.  On April 3, 2019, the District Court issued an Order cancelling the trial schedule and holding matters in abeyance pending disposition of the appeal.  On July 10, 2019, the U.S. Court of Appeals for the Fourth Circuit heard oral argument in Spartanburg, South Carolina on CACI’s appeal.  On August 23, 2019, the Court of Appeals issued an unpublished opinion dismissing the appeal.  A majority of the panel that heard the appeal held that rulings denying derivative sovereign immunity are not immediately appealable even where they present pure questions of law.  The panel also ruled, in the alternative, that even if such a ruling was immediately appealable, review was barred because there remained disputes of material fact with respect to CACI’s derivative sovereign immunity defenses.  The Court of Appeals subsequently denied CACI’s request for rehearing en banc.  CACI then filed a motion to stay issuance of the mandate pending the filing of a petition for a writ of certiorari.  On October 11, 2019, the Court of Appeals, by a 2-1 vote, denied the motion to stay issuance of the mandate.  CACI then filed an application to stay issuance of the mandate with Chief Justice Roberts in his capacity as Circuit Justice for the U.S. Court of Appeals for the Fourth Circuit.  After CACI filed that application, the Court of Appeals issued the mandate on October 21, 2019, returning jurisdiction to the district court.  On October 23, Chief Justice Roberts denied the stay application “without prejudice to applicants filing a new application after seeking relief in the district court.”  CACI then filed a motion in the district court to stay the action pending filing and disposition of a petition for a writ of certiorari.  On November 1, 2019, the district court granted CACI’s motion and issued an Order staying the action until further order of the court.  On November 15, 2019, CACI filed a petition for a writ of certiorari in the U.S. Supreme Court.  On January 27, 2020, the U.S. Supreme Court issued an Order inviting the Solicitor General to file a brief in the case expressing the views of the United States.  On August 26, 2020, the Solicitor General filed a brief recommending that CACI’s petition for a writ of certiorari be held pending the Supreme Court’s disposition of Nestle USA, Inc. v. Doe, cert. granted, No. 19-416 (July 2, 2020), and Cargill, Inc. v. Doe, cert. granted, No. 19-453 (July 2, 2020).  The United States’ brief recommended that if the Supreme Court’s decisions in Nestle and Cargill did not effectively eliminate the claims in Al Shimari, then the Supreme Court should grant CACI’s petition for a writ of certiorari.

Abbass, et al v. CACI Premier Technology, Inc. and CACI International Inc, Case No. 1:13CV1186-LMB/JFA (EDVA)

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2020 for the most recently filed information concerning the suit filed in the United States District Court for the Eastern District of Virginia.  The lawsuit names CACI International Inc and CACI Premier Technology, Inc. as Defendants.  Plaintiffs seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Since the filing of Registrant’s report described above, the case remains stayed pending the outcome in the Al Shimari appeal.

We are vigorously defending the above-described legal proceedings, and based on our present knowledge of the facts, believe the lawsuits are completely without merit.

Item 1A.  Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2020. There have been no material changes from the risk factors described in that report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2020	10,455	$198.42	1,227,859	272,141
August 2020	—	—	—	—
September 2020	—	—	—	—
Total	10,455	$198.42	1,227,859	272,141

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

CACI International Inc
Registrant

Date: October 30, 2020	By:	/s/ John S. Mengucci
John S. Mengucci
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 30, 2020	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 30, 2020	By:	/s/ Christopher A. Voci
Christopher A. Voci
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)