Form 10-Q
period 2020-12-31
CACI INTERNATIONAL INC /DE/
filed 2021-01-28
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of January 19, 2021, there were 25,231,269 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue	$1,468,711	$1,395,469	$2,928,217	$2,758,861
Operating costs and expenses:
Costs of revenue	947,131	904,867	1,887,065	1,783,748
Indirect costs and selling expenses	347,807	352,448	702,811	710,040
Depreciation and amortization	32,234	27,967	62,378	54,729
Total operating costs and expenses	1,327,172	1,285,282	2,652,254	2,548,517
Income from operations	141,539	110,187	275,963	210,344
Interest expense and other, net	9,087	14,714	19,067	31,525
Income before income taxes	132,452	95,473	256,896	178,819
Income tax expense	25,974	16,278	56,774	31,647
Net income	$106,478	$79,195	$200,122	$147,172
Basic earnings per share	$4.22	$3.16	$7.95	$5.89
Diluted earnings per share	$4.18	$3.11	$7.86	$5.78
Weighted-average basic shares outstanding	25,225	25,065	25,162	24,979
Weighted-average diluted shares outstanding	25,451	25,435	25,469	25,483

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net income	$106,478	$79,195	$200,122	$147,172
Other comprehensive income (loss):
Foreign currency translation adjustment	13,713	11,215	21,506	5,907
Change in fair value of interest rate swap agreements, net of tax	2,644	3,735	4,896	(1,229)
Other comprehensive income (loss), net of tax	16,357	14,950	26,402	4,678
Comprehensive income	$122,835	$94,145	$226,524	$151,850

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	December 31,	June 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$102,114	$107,236
Accounts receivable, net	747,845	841,227
Prepaid expenses and other current assets	145,747	137,423
Total current assets	995,706	1,085,886
Goodwill	3,631,496	3,407,110
Intangible assets, net	510,101	406,885
Property and equipment, net	180,258	170,521
Operating lease right-of-use assets	374,310	330,767
Supplemental retirement savings plan assets	102,176	96,355
Accounts receivable, long-term	11,248	9,629
Other long-term assets	46,190	35,319
Total assets	$5,851,485	$5,542,472
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,920	$46,920
Accounts payable	60,683	89,961
Accrued compensation and benefits	379,978	338,760
Other accrued expenses and current liabilities	285,223	293,518
Total current liabilities	772,804	769,159
Long-term debt, net of current portion	1,371,222	1,357,519
Supplemental retirement savings plan obligations, net of current portion	110,517	103,004
Deferred income taxes	208,957	213,096
Operating lease liabilities, noncurrent	376,039	309,680
Other long-term liabilities	127,667	128,704
Total liabilities	$2,967,206	$2,881,162
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,663 shares issued and 25,231 outstanding at December 31, 2020 and 42,525 shares issued and 25,093 outstanding at June 30, 2020	4,266	4,253
Additional paid-in capital	570,176	573,744
Retained earnings	2,931,766	2,731,644
Accumulated other comprehensive loss	(45,883)	(72,285)
Treasury stock, at cost (17,432 and 17,432 shares, respectively)	(576,181)	(576,181)
Total CACI shareholders’ equity	2,884,144	2,661,175
Noncontrolling interest	135	135
Total shareholders’ equity	2,884,279	2,661,310
Total liabilities and shareholders’ equity	$5,851,485	$5,542,472

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$200,122	$147,172
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	62,378	54,729
Amortization of deferred financing costs	1,163	1,176
Non-cash lease expense	38,436	35,850
Stock-based compensation expense	15,041	14,499
Deferred income taxes	(6,311)	14,104
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	94,292	51,458
Prepaid expenses and other assets	(20,605)	(28,921)
Accounts payable and other accrued expenses	(30,087)	8,121
Accrued compensation and benefits	39,461	1,529
Income taxes payable and receivable	11,107	(21,384)
Operating lease liabilities	(37,916)	(37,989)
Long-term liabilities	15,206	(3,319)
Net cash provided by operating activities	382,287	237,025
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31,873)	(41,035)
Cash paid for business acquisitions, net of cash acquired	(355,127)	(102,056)
Net cash used in investing activities	(387,000)	(143,091)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	1,174,000	1,034,000
Principal payments made under bank credit facilities	(1,161,460)	(1,102,460)
Proceeds from employee stock purchase plans	4,664	3,665
Repurchases of common stock	(4,420)	(3,596)
Payment of taxes for equity transactions	(18,649)	(29,083)
Net cash used in financing activities	(5,865)	(97,474)
Effect of exchange rate changes on cash and cash equivalents	5,456	157
Net decrease in cash and cash equivalents	(5,122)	(3,383)
Cash and cash equivalents at beginning of period	107,236	72,028
Cash and cash equivalents at end of period	$102,114	$68,645
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$50,903	$38,048
Cash paid during the period for interest	$17,210	$28,410
Non-cash financing and investing activities:
Landlord sponsored tenant improvement	$13,853	$759
Accrued capital expenditures	$1,047	$4,910

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares Amount		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, June 30, 2020	42,525	$4,253	$573,744	$2,731,644	$(72,285)	17,432	$(576,181)	$2,661,175	$135	$2,661,310
Net income	—	—	—	200,122	—	—	—	200,122	—	200,122
Stock-based compensation expense	—	—	15,041	—	—	—	—	15,041	—	15,041
Tax withholdings on restricted share vestings	138	13	(18,595)	—	—	—	—	(18,582)	—	(18,582)
Change in fair value of interest rate swap agreements, net	—	—	—	—	4,896	—	—	4,896	—	4,896
Currency translation adjustment	—	—	—	—	21,506	—	—	21,506	—	21,506
Repurchases of common stock	—	—	(33)	—	—	22	(4,387)	(4,420)	—	(4,420)
Treasury stock issued under stock purchase plans	—	—	19	—	—	(22)	4,387	4,406	—	4,406
BALANCE, December 31, 2020	42,663	$4,266	$570,176	$2,931,766	$(45,883)	17,432	$(576,181)	$2,884,144	$135	$2,884,279

BALANCE, June 30, 2019	42,314	$4,231	$576,277	$2,410,164	$(43,156)	17,434	$(576,185)	$2,371,331	$135	$2,371,466
Net income	—	—	—	147,172	—	—	—	147,172	—	147,172
Stock-based compensation expense	—	—	14,499	—	—	—	—	14,499	—	14,499
Tax withholdings on restricted share vestings	191	19	(29,089)	—	—	—	—	(29,070)	—	(29,070)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(1,229)	—	—	(1,229)	—	(1,229)
Currency translation adjustment	—	—	—	—	5,907	—	—	5,907	—	5,907
Repurchases of common stock	—	—	(179)	—	—	17	(3,417)	(3,596)	—	(3,596)
Treasury stock issued under stock purchase plans	—	—	13	—	—	(17)	3,418	3,431	—	3,431
BALANCE, December 31, 2019	42,505	$4,250	$561,521	$2,557,336	$(38,478)	17,434	$(576,184)	$2,508,445	$135	$2,508,580

BALANCE, September 30, 2020	42,537	$4,254	$580,513	$2,825,288	$(62,240)	17,432	$(576,181)	$2,771,634	$135	$2,771,769
Net income	—	—	—	106,478	—	—	—	106,478	—	106,478
Stock-based compensation expense	—	—	7,194	—	—	—	—	7,194	—	7,194
Tax withholdings on restricted share vestings	126	12	(17,418)	—	—	—	—	(17,406)	—	(17,406)
Change in fair value of interest rate swap agreements, net	—	—	—	—	2,644	—	—	2,644	—	2,644
Currency translation adjustment	—	—	—	—	13,713	—	—	13,713	—	13,713
Repurchases of common stock	—	—	(113)	—	—	12	(2,233)	(2,346)	—	(2,346)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(12)	2,233	2,233	—	2,233
BALANCE, December 31, 2020	42,663	$4,266	$570,176	$2,931,766	$(45,883)	17,432	$(576,181)	$2,884,144	$135	$2,884,279

BALANCE, September 30, 2019	42,392	$4,239	$572,348	$2,478,141	$(53,428)	17,434	$(576,184)	$2,425,116	$135	$2,425,251
Net income	—	—	—	79,195	—	—	—	79,195	—	79,195
Stock-based compensation expense	—	—	7,461	—	—	—	—	7,461	—	7,461
Tax withholdings on restricted share vestings	113	11	(18,221)	—	—	—	—	(18,210)	—	(18,210)
Change in fair value of interest rate swap agreements, net	—	—	—	—	3,735	—	—	3,735	—	3,735
Currency translation adjustment	—	—	—	—	11,215	—	—	11,215	—	11,215
Repurchases of common stock	—	—	(67)	—	—	9	(1,812)	(1,879)	—	(1,879)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(9)	1,812	1,812	—	1,812
BALANCE, December 31, 2019	42,505	$4,250	$561,521	$2,557,336	$(38,478)	17,434	$(576,184)	$2,508,445	$135	$2,508,580

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of December 31, 2020 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 11 and 18.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2020.  The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

On August 11, 2020, CACI completed the acquisition of Ascent Vision Technologies (AVT) for a purchase price of approximately $348.8 million.  AVT specializes in Electro-Optical Infrared payloads, On-Board Computer Vision Processing and counter-unmanned aircraft system (C-UAS) solutions.  The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $211.0 million to goodwill and $133.8 million to intangible assets.  The goodwill of $211.0 million is largely attributable to the assembled workforce of AVT and expected synergies between the Company and AVT.  The intangible assets consist of customer relationships of $65.7 million and technology of $68.1 million.  The fair value attributed to intangible assets is being amortized on an accelerated basis over approximately 20 years for customer relationships and over approximately 10 years for technology.  The fair value attributed to the intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques.  Of the value attributed to goodwill and intangible assets, approximately $319.7 million is deductible for income tax purposes.

4.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,	June 30,
	2020 (1)	2020
Intangible assets:
Customer contracts and related customer relationships	$639,294	$570,562
Acquired technologies	198,243	129,925
Other	7	8
Intangible assets	837,544	700,495
Less accumulated amortization:
Customer contracts and related customer relationships	(293,304)	(271,708)
Acquired technologies	(34,137)	(21,900)
Other	(2)	(2)
Less accumulated amortization	(327,443)	(293,610)
Total intangible assets, net	$510,101	$406,885

__________________

(1)	During the six months ended December 31, 2020, the Company removed $0.6 million in fully amortized intangible assets.

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to twenty years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of December 31, 2020 is 17.7 years, and the weighted-average remaining period of amortization is 14.6 years.  The weighted-average period of amortization for acquired technologies as of December 31, 2020 is 10.5 years, and the weighted-average remaining period of amortization is 9.2 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2021, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2021 (six months)	$33,878
2022	68,590
2023	65,160
2024	57,809
2025	50,551
Thereafter	234,113
Total intangible assets, net	$510,101

5.	Goodwill

The changes in the carrying amount of goodwill for the six months ended December 31, 2020 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2020	$3,279,856	$127,254	$3,407,110
Goodwill acquired (1)	211,004	(1,478)	209,526
Foreign currency translation	1,391	13,469	14,860
Balance at December 31, 2020	$3,492,251	$139,245	$3,631,496

(1)	Includes goodwill initially allocated to new business combinations as well as measurement period adjustments.

6.	Revenue Recognition

We disaggregate our revenue arrangements by contract type, customer, whether we perform on the contract as the prime or subcontractor, and whether the solution provided is primarily expertise or technology as defined herein.  We believe that these categories allow for a better understanding of the nature, amount, timing, and uncertainty of revenue and cash flows arising from our contracts.

Revenue by Contract Type

The Company generated revenue on our cost-plus-fee, fixed-price, and time-and-materials contracts as follows during the three and six months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2020			December 31, 2020
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$843,584	$—	$843,584	$1,667,193	$—	$1,667,193
Fixed-price	411,114	29,707	440,821	820,698	53,937	874,635
Time-and-materials	172,362	11,944	184,306	357,356	29,033	386,389
Total	$1,427,060	$41,651	$1,468,711	$2,845,247	$82,970	$2,928,217

	Three Months Ended			Six Months Ended
	December 31, 2019			December 31, 2019
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$818,477	$—	$818,477	$1,566,191	$—	$1,566,191
Fixed-price	361,016	27,851	388,867	752,552	54,291	806,843
Time-and-materials	174,300	13,825	188,125	359,823	26,004	385,827
Total	$1,353,793	$41,676	$1,395,469	$2,678,566	$80,295	$2,758,861

Customer Group

The Company generated revenue from our primary customer groups as follows during the three and six months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2020			December 31, 2020
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,012,875	$—	$1,012,875	$2,017,070	$—	$2,017,070
Federal Civilian agencies	390,034	—	390,034	780,213	—	780,213
Commercial and other	24,151	41,651	65,802	47,964	82,970	130,934
Total	$1,427,060	$41,651	$1,468,711	$2,845,247	$82,970	$2,928,217

	Three Months Ended			Six Months Ended
	December 31, 2019			December 31, 2019
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$990,381	$—	$990,381	$1,928,021	$—	$1,928,021
Federal Civilian agencies	342,029	—	342,029	706,022	—	706,022
Commercial and other	21,383	41,676	63,059	44,523	80,295	124,818
Total	$1,353,793	$41,676	$1,395,469	$2,678,566	$80,295	$2,758,861

Prime or Subcontractor

The Company generated revenue as either the prime or subcontractor as follows during the three and six months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2020			December 31, 2020
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,288,533	$38,492	$1,327,025	$2,577,238	$76,625	$2,653,863
Subcontractor	138,527	3,159	141,686	268,009	6,345	274,354
Total	$1,427,060	$41,651	$1,468,711	$2,845,247	$82,970	$2,928,217

	Three Months Ended			Six Months Ended
	December 31, 2019			December 31, 2019
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,227,317	$39,338	$1,266,655	$2,424,951	$76,809	$2,501,760
Subcontractor	126,476	2,338	128,814	253,615	3,486	257,101
Total	$1,353,793	$41,676	$1,395,469	$2,678,566	$80,295	$2,758,861

Expertise or Technology

The Company generated revenue by providing expertise or technology solutions to our customers as follows during the three and six months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2020			December 31, 2020
	Domestic	International	Total	Domestic	International	Total
Expertise	$715,812	$16,464	$732,276	$1,439,009	$33,950	$1,472,959
Technology	711,248	25,187	736,435	1,406,238	49,020	1,455,258
Total	$1,427,060	$41,651	$1,468,711	$2,845,247	$82,970	$2,928,217

	Three Months Ended			Six Months Ended
	December 31, 2019			December 31, 2019
	Domestic	International	Total	Domestic	International	Total
Expertise	$726,476	$15,558	$742,034	$1,435,501	$28,886	$1,464,387
Technology	627,317	26,118	653,435	1,243,065	51,409	1,294,474
Total	$1,353,793	$41,676	$1,395,469	$2,678,566	$80,295	$2,758,861

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

Based on changes in a contract’s EAC, a cumulative adjustment to revenue will be recorded.  For the three and six months ended December 31, 2020, we recognized an increase to income before income taxes of $18.1 million ($0.53 per diluted share) and $25.9 million ($0.75 per diluted share), respectively, compared with $17.2 million ($0.50 per diluted share) and $23.8 million ($0.69 per diluted share) for the three and six months ended December 31, 2019, respectively, from EAC adjustments.  The Company used its statutory tax rate when calculating the impact to diluted earnings per share.

Revenue recognized from previously satisfied performance obligations was $1.2 million and $1.6 million for the three and six months ended December 31, 2020, respectively, compared with $9.8 million and $10.2 million for the three and six months ended December 31, 2019, respectively.  The change in revenue generally relates to final true-up adjustments to our estimated award or incentive fees in the period in which we receive the customer’s final performance score or when we can determine that more objective, contractually-defined criteria have been fully satisfied.

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

The Company continues to monitor this balance as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, or early terminations.  Based on this analysis, an adjustment to the period end balance may be required.  Our remaining performance obligations balance as of December 31, 2020 was $6.5 billion.

The Company expects to recognize approximately 90 percent of our remaining performance obligations balance as revenue over the next twelve months and the remaining 10 percent thereafter.

7.	Accounts Receivable

	December 31,	June 30,
	2020	2020
Billed and billable receivables	$668,563	$779,339
Unbilled receivables	79,282	61,888
Total accounts receivable, net – current	747,845	841,227
Unbilled receivables, long-term	11,248	9,629
Total accounts receivable	$759,093	$850,856

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

The Company’s allowance for doubtful accounts was $2.8 million and $3.0 million at December 31, 2020 and June 30, 2020, respectively.

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

Net contract assets (liabilities) consisted of the following (in thousands):

		December 31,	June 30,
Description of Contract Related Balance	Financial Statement Classification	2020	2020
Contract assets – current:
Unbilled receivables	Accounts receivable, net	$79,282	$61,888
Costs to obtain – short-term	Prepaid expenses and other current assets	3,692	3,492
Contract assets – noncurrent:
Unbilled receivables	Accounts receivable, long-term	11,248	9,629
Costs to obtain – long-term	Other long-term assets	8,658	7,708
Contract liabilities – current:
Deferred revenue and other contract liabilities – short-term	Other accrued expenses and current liabilities	(68,773)	(57,082)
Contract liabilities – noncurrent:
Deferred revenue and other contract liabilities – long-term	Other long-term liabilities	(6,585)	(6,507)
Net contract assets (liabilities)		$27,522	$19,128

During the three and six months ended December 31, 2020, we recognized $19.4 million and $52.9 million of revenue, respectively, compared with $12.1 million and $38.7 million of revenue for the three and six months ended December 31, 2019, respectively, that was included in a previously recorded contract liability as of the beginning of the period.

9.	Inventories

Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2020	2020
Materials, purchased parts and supplies	$50,120	$36,692
Work in process	11,307	10,867
Finished goods	16,491	17,608
Total	$77,918	$65,167

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

On December 24, 2020, the Company amended its Master Accounts Receivable Purchase Agreement (MARPA) with MUFG Bank, Ltd. (the Purchaser), for the sale of certain designated eligible U.S. government receivables.  The amendment extended the term of the MARPA to December 23, 2021.  Under the MARPA, the Company can sell eligible receivables, including certain billed and unbilled receivables up to a maximum amount of $200.0 million.  The Company’s receivables are sold under the MARPA without recourse for any U.S. government credit risk.

The Company accounts for receivable transfers under the MARPA as sales under ASC 860, Transfers and Servicing, and derecognizes the sold receivables from its balance sheets.  The fair value of the sold receivables approximated their book value due to their short-term nature.

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services.  The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of December 31, 2020.  Proceeds from the sold receivables are reflected in our operating cash flows on the statement of cash flows.

MARPA activity consisted of the following (in thousands):

	As of and for the Six Months Ended
	December 31,
	2020	2019
Beginning balance:	$200,000	$192,527
Sales of receivables	1,354,577	1,144,293
Cash collections	(1,354,819)	(1,139,382)
Outstanding balance sold to Purchaser: (1)	199,758	197,438
Cash collected, not remitted to Purchaser (2)	(43,304)	(53,904)
Remaining sold receivables	$156,454	$143,534

(1)

For the six months ended December 31, 2020 and 2019, the Company recorded a net cash outflow of $0.2 million and a net cash inflow of $4.9 million in its cash flows from operating activities, respectively, from sold receivables.  MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.

(2)

Includes the cash collected on behalf of but not yet remitted to the Purchaser as of December 31, 2020 and 2019.  This balance is included in other accrued expenses and current liabilities as of the balance sheet date.

11.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,	June 30,
	2020	2020
Bank credit facility – term loans	$821,095	$844,555
Bank credit facility – revolver loans	605,000	569,000
Principal amount of long-term debt	1,426,095	1,413,555
Less unamortized discounts and debt issuance costs	(7,953)	(9,116)
Total long-term debt	1,418,142	1,404,439
Less current portion	(46,920)	(46,920)
Long-term debt, net of current portion	$1,371,222	$1,357,519

Bank Credit Facility

The Company has a $2,438.4 million credit facility (the Credit Facility), which consists of an $1,500.0 million revolving credit facility (the Revolving Facility) and a $938.4 million term loan (the Term Loan). The Revolving Facility has subfacilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,500.0 million. As of December 31, 2020, the Company had $605.0 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million until the balance is due in full on June 30, 2024. As of December 31, 2020, the Company had $821.1 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of December 31, 2020, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.49 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of December 31, 2020, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.

The aggregate maturities of long-term debt at December 31, 2020 are as follows (in thousands):

Twelve months ending December 31,
2021	$46,920
2022	46,920
2023	46,920
2024	1,285,335
Principal amount of long-term debt	1,426,095
Less unamortized discounts and debt issuance costs	(7,953)
Total long-term debt	$1,418,142

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and six months ended December 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Gain (loss) recognized in other comprehensive income	$(908)	$3,557	$(2,188)	$(639)
Amounts reclassified to earnings from accumulated other comprehensive loss	3,552	178	7,084	(590)
Net current period other comprehensive income (loss)	$2,644	$3,735	$4,896	$(1,229)

12.	Leases

All of the Company’s leases are operating leases. The current portion of operating lease liabilities is included in other accrued expenses and current liabilities in our consolidated balance sheets. Lease balances in our consolidated balance sheet are as follows (in thousands):

	December 31, 2020	June 30, 2020
Operating lease right-of-use assets	$374,310	$330,767

Operating lease liabilities, current	60,175	67,549
Operating lease liabilities, noncurrent	376,039	309,680
	$436,214	$377,229

The Company’s total lease cost is recorded primarily within indirect costs and selling expenses and had the following impact on the consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Operating lease cost	$22,615	$21,382	$44,587	$42,588
Short-term and variable lease cost	3,611	3,623	7,279	6,993
Sublease income	(86)	(438)	(212)	(902)
Total lease cost	$26,140	$24,567	$51,654	$48,679

The Company’s future minimum lease payments under non-cancelable operating leases for the remainder of the fiscal year ending June 30, 2021, and for each of the fiscal years thereafter, are as follows (in thousands):

Fiscal year ending June 30,
2021 (six months)	$33,167
2022	77,286
2023	73,707
2024	66,459
2025	58,069
Thereafter	174,510
Total undiscounted lease payments	483,198
Less: imputed interest	(46,984)
Total discounted lease liabilities	$436,214

The weighted-average remaining lease term (in years) and weighted-average discount rate was 7.09 years and 2.85 percent, respectively.

Cash paid for operating leases was $44.2 million for the six months ended December 31, 2020.  During the six months ended December 31, 2020 operating lease liabilities arising from obtaining new ROU assets was $81.8 million, which includes all noncash changes arising from new or remeasured operating lease arrangements.

13.	Commitments and Contingencies

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Government Contracting

Payments to the Company on cost-plus-fee and T&M contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services.  The DCAA has completed audits of the Company’s annual incurred cost proposals through fiscal year 2019.  We are still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believe our reserves for such are adequate. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

14.	Stock-Based Compensation

For the six months ended December 31, 2020 and 2019, the Company recognized $15.0 million and $14.5 million of stock-based compensation, respectively, related to restricted stock units (RSUs).  The stock-based compensation was included in indirect costs and selling expenses in the consolidated statements of operations.

Activity related to RSUs during the six months ended December 31, 2020 is as follows:

RSUs
Unvested at June 30, 2020	501,923
Granted	184,319
Vested	(223,180)
Forfeited	(17,207)
Unvested at December 31, 2020	445,855

As of December 31, 2020, there was $54.4 million of total unrecognized compensation costs related to RSUs scheduled to be recognized over a weighted-average period of 2.8 years.

15.	Earnings Per Share

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net income	$106,478	$79,195	$200,122	$147,172
Weighted-average number of basic shares outstanding during the period	25,225	25,065	25,162	24,979
Dilutive effect of RSUs after application of treasury stock method	226	370	307	504
Weighted-average number of diluted shares outstanding during the period	25,451	25,435	25,469	25,483
Basic earnings per share	$4.22	$3.16	$7.95	$5.89
Diluted earnings per share	$4.18	$3.11	$7.86	$5.78

16.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company is currently under examination by the Internal Revenue Service for year 2016.  The Company does not expect resolution of this examination to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of December 31, 2020 and June 30, 2020 was $9.5 million and $8.8 million, respectively. The $9.5 million unrecognized tax benefit at December 31, 2020, if recognized, would positively impact the Company’s effective tax rate.

The Company’s effective tax rate for the three and six months ended December 31, 2020 and 2019 are reflected below (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Income tax expense	$25,974	$16,278	$56,774	$31,647
Effective income tax rate	19.6%	17.1%	22.1%	17.7%

The effective income tax rate was 19.6 percent and 22.1 percent for the three and six months ended December 31, 2020, respectively, compared with 17.1 percent and 17.7 percent, respectively, for the same periods last year.  For both comparative reporting periods, the increase in the effective tax rate was primarily due to a decrease in excess tax benefits related to employee stock-based compensation, partially offset by favorable changes related to the value of assets invested in COLI policies

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

The Company evaluates the performance of its operating segments based on net income. Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Domestic Operations	International Operations	Total
Three Months Ended December 31, 2020
Revenue from external customers	$1,427,060	$41,651	$1,468,711
Net income	99,921	6,557	106,478
Three Months Ended December 31, 2019
Revenue from external customers	$1,353,793	$41,676	$1,395,469
Net income	74,684	4,511	79,195
Six Months Ended December 31, 2020
Revenue from external customers	$2,845,247	$82,970	$2,928,217
Net income	188,058	12,064	200,122
Six Months Ended December 31, 2019
Revenue from external customers	$2,678,566	$80,295	$2,758,861
Net income	138,895	8,277	147,172

18.	Fair Value of Financial Instruments

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and June 30, 2020, and the level they fall within the fair value hierarchy (in thousands):

			December 31,	June 30,
	Financial Statement	Fair Value	2020	2020
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$847	$—
Interest rate swap agreements	Other long-term liabilities	Level 2	$35,678	$43,168

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

Budgetary Environment

We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. In late July 2019, Congress passed the Bipartisan Budget Act of 2019 (BBA 2019), which increased the caps for defense and non-defense spending for government fiscal year (GFY) 2020 and GFY 2021, established discretionary spending caps for GFY 2020 and GFY 2021, and suspended the national debt limit through July 2021. On August 2, 2019, the President signed the measure into law. BBA 2019 called for defense spending, including Overseas Contingency Operations funds, of $738 billion in GFY 2020 and $740.5 billion in GFY 2021. Both represent increases from GFY 2019 levels of $716 billion, which itself represented an increase over GFY 2018 levels. On December 28, 2020, the House of Representatives voted to override a Presidential veto of the $740 billion National Defense Authorization Act (NDAA) for GFY 2021, which specifies the annual budget and expenditures of the U.S. Department of Defense. On January 1, 2021, the Senate voted to override the Presidential veto of the NDAA, and the bill became law. We believe that bipartisan support remains for continued investment in the areas of defense and national security.

While we view the budget environment as favorable and believe there is bipartisan support for continued investment in the areas of defense and national security, it is uncertain when in any particular GFY that appropriations bills will be passed. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a continuing resolution (CR). Depending on their scope, duration, and other factors, CRs can negatively impact our business due to delays in new program starts, delays in contract award decisions, and other factors. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans.

Impact of COVID-19

As travel restrictions, social distancing advisories, and other requirements began to be implemented in March 2020, we instructed our workforce to begin to work remotely to the extent possible. While a majority of our workforce is able to work remotely, some employees must still travel to client or company facilities in order to work. While CACI employees were deemed part of the ‘critical infrastructure workforce’, ensuring their ability to work despite state travel limitations, our business still experienced some impacts as a result of COVID-19 risk mitigation efforts. For example, in order to reduce personnel concentration and ensure social distancing in classified environments, shift work was implemented, which reduced the number of hours our employees could work and we could bill customers on certain programs. The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was passed by Congress and signed by the President on March 27, 2020, provided a mechanism to bill hours where our employees are ready and able to work but unable to access required facilities due to COVID-19. This support was extended through December 11, 2020 under the CR signed by the President on October 1, 2020, and then extended again through March 31, 2021 when the President signed a combined COVID-relief and omnibus spending bill (The Consolidated Appropriations Act of 2021), which funds the federal government for GFY 2021. We continue to work with our customers to implement the related provisions of the CARES Act, as well as appropriate risk mitigation efforts and alternative work arrangements.

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

We continue to align the Company’s capabilities with well-funded budget priorities and took steps to maintain a competitive cost structure in line with our expectations of future business opportunities. In light of these actions, as well as the budgetary environment discussed above, we believe we are well positioned to continue to win new business in our large addressable market. We believe that the following trends will influence the USG’s spending in our addressable market:

•	A favorable USG budget environment, particularly in defense and intelligence-related areas;
•	A shift in focus from readiness toward increased capabilities, effectiveness, and responsiveness;
•	Increased USG interest in faster contracting and acquisition processes;
•	Increased focus on cyber, space, and the electromagnetic spectrum as key domains for National Security;
•	Continued focus on counterterrorism, counterintelligence, and counter proliferation as key U.S. security concerns;
•	Balanced focus on enterprise cost reductions through efficiency, with increased spend on IT infrastructure modernization and enhancements to cyber security protections; and
•	Increased investments in advanced technologies (e.g., Artificial Intelligence, 5G).

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

Results of Operations for the Three Months Ended December 31, 2020 and 2019

The following table provides the relative percentage that certain items of expense and earnings bear to revenue for the three months ended December 31, 2020 and 2019, respectively.

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	December 31,		December 31,		Change
(dollars in thousands)	2020	2019	2020	2019	$	%
Revenue	$1,468,711	$1,395,469	100.0%	100.0%	$73,242	5.2%
Operating costs and expenses:
Costs of revenue	947,131	904,867	64.5	64.8	42,264	4.7
Indirect costs and selling expenses	347,807	352,448	23.7	25.3	(4,641)	(1.3)
Depreciation and amortization	32,234	27,967	2.2	2.0	4,267	15.3
Total operating costs and expenses	1,327,172	1,285,282	90.4	92.1	41,890	3.3
Income from operations	141,539	110,187	9.6	7.9	31,352	28.5
Interest expense and other, net	9,087	14,714	0.6	1.1	(5,627)	(38.2)
Income before income taxes	132,452	95,473	9.0	6.8	36,979	38.7
Income tax expense	25,974	16,278	1.8	1.2	9,696	59.6
Net income	$106,478	$79,195	7.2%	5.7%	$27,283	34.5%

Revenue.  For the three months ended December 31, 2020, total revenue was $1.5 billion, 5.2 percent greater than last year with 4.3 percent from organic growth.  The remaining growth in revenue was attributable to acquired revenues.  Out of our primary customer groups, Department of Defense and Federal Civilian revenue increased by $22.5 million (1.1 percent organic) and $48.0 million (13.9 percent organic), respectively, compared with the same period a year ago.

The following table summarizes revenue by customer type with related percentages of revenue for the three months ended December 31, 2020 and 2019, respectively:

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	December 31,		December 31,		Change
(dollars in thousands)	2020	2019	2020	2019	$	%
Department of Defense	$1,012,875	$990,381	68.9%	71.0%	$22,494	2.3%
Federal Civilian Agencies	390,034	342,029	26.6	24.5	48,005	14.0
Commercial and other	65,802	63,059	4.5	4.5	2,743	4.3
Total	$1,468,711	$1,395,469	100.0%	100.0%	$73,242	5.2%
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

Costs of Revenue.  For the three months ended December 31, 2020, costs of revenue increased $42.3 million or 4.7 percent, compared with the same period a year ago.  The increase is primarily related to direct and subcontractor labor costs from organic growth on existing programs and acquired contracts, partially offset by a reduction in other direct and travel related expenses.  As a percentage of revenue, costs of revenue were 64.5 percent and 64.8 percent for the three months ended December 31, 2020 and 2019, respectively.  The improvement in margins against the comparative period is primarily due to strong program performance and our ability to deliver on certain fixed-price contracts with less costs than originally estimated. In addition, the Company’s margins increased from a higher percentage of Technology revenue as compared against the prior period.

Indirect Costs and Selling Expenses.  For the three months ended December 31, 2020, indirect costs and selling expenses decreased $4.6 million or 1.3 percent, compared with the same period a year ago.  As a percentage of revenue, indirect costs and selling expenses were 23.7 percent and 25.3 percent for the three months ended December 31, 2020 and 2019, respectively.  This percentage decrease is driven primarily by reduced bid and proposal (B&P) costs, indirect travel, and other professional services, partially offset by increased expenses due to a larger workforce, resulting in increased labor, fringe benefits and facility costs.

Depreciation and Amortization.  For the three months ended December 31, 2020, depreciation and amortization expense increased $4.3 million or 15.3 percent, compared with the same period a year ago.  The increase is primarily attributable to intangible amortization from recent acquisitions and increased depreciation from the Company’s higher average property and equipment balances.

Interest Expense and Other, Net.  For the three months ended December 31, 2020, interest expense and other, net decreased $5.6 million or 38.2 percent, compared with the same period a year ago.  The decrease in interest expense is primarily attributable to lower average outstanding debt balances on the Company’s Credit Facility and lower interest rates.

Income Tax Expense.  For the three months ended December 31, 2020, the effective tax rate was 19.6 percent compared to 17.1 percent for the same period last year. The increase in the effective tax rate was primarily due to a decrease in excess tax benefits related to employee stock-based compensation, partially offset by favorable changes related to the value of assets invested in COLI policies. If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our FY2021 effective tax rate will fluctuate.

Results of Operations for the Six Months Ended December 31, 2020 and 2019

The following table provides the relative percentage that certain items of expense and earnings bear to revenue for the six months ended December 31, 2020 and 2019, respectively.

	Dollar Amount		Percentage of Revenue
	Six Months Ended		Six Months Ended
	December 31,		December 31,		Change
(dollars in thousands)	2020	2019	2020	2019	$	%
Revenue	$2,928,217	$2,758,861	100.0%	100.0%	$169,356	6.1%
Operating costs and expenses:
Costs of revenue	1,887,065	1,783,748	64.5	64.7	103,317	5.8
Indirect costs and selling expenses	702,811	710,040	24.0	25.7	(7,229)	(1.0)
Depreciation and amortization	62,378	54,729	2.1	2.0	7,649	14.0
Total operating costs and expenses	2,652,254	2,548,517	90.6	92.4	103,737	4.1
Income from operations	275,963	210,344	9.4	7.6	65,619	31.2
Interest expense and other, net	19,067	31,525	0.6	1.1	(12,458)	(39.5)
Income before income taxes	256,896	178,819	8.8	6.5	78,077	43.7
Income tax expense	56,774	31,647	2.0	1.1	25,127	79.4
Net income	$200,122	$147,172	6.8%	5.3%	$52,950	36.0%

Revenue.  For the six months ended December 31, 2020, total revenue was $2.9 billion, 6.1 percent greater than last year with 5.2 percent from organic growth.  The remaining growth in revenue was attributable to acquired revenues.  Out of our primary customer groups, Department of Defense and Federal Civilian revenue increased by $89.0 million (3.5 percent organic) and $74.2 million (10.3 percent organic), respectively, compared with the same period a year ago.

The following table summarizes revenue by customer type with related percentages of revenue for the six months ended December 30, 2020 and 2019, respectively:

	Dollar Amount		Percentage of Revenue
	Six Months Ended		Six Months Ended
	December 31,		December 31,		Change
(dollars in thousands)	2020	2019	2020	2019	$	%
Department of Defense	$2,017,070	$1,928,021	68.9%	69.9%	$89,049	4.6%
Federal Civilian Agencies	780,213	706,022	26.6	25.6	74,191	10.5
Commercial and other	130,934	124,818	4.5	4.5	6,116	4.9
Total	$2,928,217	$2,758,861	100.0%	100.0%	$169,356	6.1%
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

Costs of Revenue.  For the six months ended December 31, 2020, costs of revenue increased $103.3 million or 5.8 percent, compared with the same period a year ago.  The increase is primarily related to direct and subcontractor labor costs from organic growth on existing programs and acquired contracts, partially offset by a reduction in other direct and travel related expenses.  As a percentage of revenue, costs of revenue were 64.5 percent and 64.7 percent for the six months ended December 31, 2020 and 2019, respectively.  The improvement in margins against the comparative period is primarily due to strong program performance and our ability to deliver on certain fixed-price contracts with less costs than originally estimated.  In addition, the Company’s margins increased from a higher percentage of Technology revenue as compared against the prior period.

Indirect Costs and Selling Expenses.  For the six months ended December 31, 2020, indirect costs and selling expenses decreased $7.2 million or 1.0 percent, compared with the same period a year ago.  As a percentage of revenue, indirect costs and selling expenses were 24.0 percent and 25.7 percent for the six months ended December 31, 2020 and 2019, respectively.  This percentage decrease is driven primarily by reduced bid and proposal (B&P) costs, indirect travel, other professional services, and recruiting expenses, partially offset by increased expenses due to a larger workforce, resulting in increased labor, fringe benefits and facility costs.

Depreciation and Amortization.  For the six months ended December 31, 2020, depreciation and amortization expense increased $7.6 million or 14.0 percent, compared with the same period a year ago.  The increase is primarily attributable to intangible amortization from recent acquisitions and increased depreciation from the Company’s higher average property and equipment balances.

Interest Expense and Other, Net.  For the six months ended December 31, 2020, interest expense and other, net decreased $12.5 million or 39.5 percent, compared with the same period a year ago.  The decrease in interest expense is primarily attributable to lower average outstanding debt balances on the Company’s Credit Facility and lower interest rates.

Income Tax Expense.  For the six months ended December 31, 2020, the effective tax rate was 22.1 percent compared to 17.7 percent for the same period last year. The increase in the effective tax rate was primarily due to a decrease in excess tax benefits related to employee stock-based compensation, partially offset by favorable changes related to the value of assets invested in COLI policies. If gains or losses on the COLI investments throughout the rest of the current fiscal year vary from our estimates, our FY2021 effective tax rate will fluctuate.

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

As of December 31, 2020, the Company had total backlog of $22.4 billion, compared with $20.3 billion a year ago, an increase of 10.4 percent.  Contract awards were $2.1 billion for the three months ended December 31, 2020.  Funded backlog as of December 31, 2020 was $2.9 billion, compared with $2.8 billion a year ago, an increase of 2.8 percent.  The total backlog consists of remaining performance obligations (see Note 6 – Revenue Recognition) plus unexercised options.

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

The Company has a $2,438.4 million Credit Facility, which consists of an $1,500.0 million Revolving Facility and a $938.4 million Term Loan.  The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of December 31, 2020, we had $605.0 million outstanding under the Revolving Facility and no borrowings on the swing line.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million until the balance is due in full on June 30, 2024.  As of December 31, 2020, $821.1 million was outstanding under the Term Loan.

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

A summary of the change in cash and cash equivalents is presented below:

	Six Months Ended
	December 31,
	2020	2019
Net cash provided by operating activities	$382,287	$237,025
Net cash used in investing activities	(387,000)	(143,091)
Net cash used in financing activities	(5,865)	(97,474)
Effect of exchange rate changes on cash and cash equivalents	5,456	157
Net decrease in cash and cash equivalents	$(5,122)	$(3,383)

Our operating cash flow was $382.3 million for the six months ended December 31, 2020.  This represents an increase of $145.3 million or 61.3 percent, from our operating cash flows of $237.0 million for the six months ended December 31, 2019. The year-over-year increase is primarily related to increases of $53.0 million in FY2021 net income, $52.5 million related to deferrals of employer related social security taxes under the CARES Act, $34.9 million due to more favorable timing of cash collections and $4.9 million of other net favorable working capital changes.  Days sales outstanding (DSO) was 43 days at December 31, 2020, compared with 51 days at December 31, 2019.

Cash used in investing activities was $387.0 million and $143.1 million during the six months ended December 31, 2020 and 2019, respectively.  During the six months ended December 31, 2020, we paid $355.1 million for business acquisitions, as compared to $102.1 million during the same period a year ago.  Capital expenditures of $31.9 million and $41.0 million during the first six months of FY2021 and FY2020, respectively, accounted for the remaining funds used in investing activities.

Cash used in financing activities was $5.9 million and $97.5 million during the six months ended December 31, 2020 and 2019, respectively.  During the six months ended December 31, 2020, we had net borrowings under our Credit Facility of $12.5 million compared to net repayments of $68.5 million during the same period a year ago. During the six months ended December 31, 2020 and December 31, 2019, we also used cash of $18.6 million and $29.1 million, respectively, to pay taxes on equity transactions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $800.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the six months ended December 31, 2020 would have fluctuated by approximately $3.4 million.

Approximately 2.8 percent and 2.9 percent of our total revenue in six months ended December 31, 2020 and 2019, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2020, we held a combination of euros and pounds sterling in the U.K. and the Netherlands equivalent to approximately $60.8 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at December 31, 2020.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2020.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2020	11,023	$212.76	1,238,882	261,118
November 2020	—	—	—	—
December 2020	—	—	—	—
Total	11,023	$212.76	1,238,882	261,118

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	Amendment No. 2 to the Master Accounts Receivable Purchase Agreement dated December 28, 2018, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto		8-K	December 30, 2020	10.1

31.1	Section 302 Certification John S. Mengucci	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification John S. Mengucci	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: January 28, 2021	By:	/s/ John S. Mengucci
John S. Mengucci
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 28, 2021	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: January 28, 2021	By:	/s/ Christopher A. Voci
Christopher A. Voci
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)