Form 10-Q
period 2021-03-31
CACI INTERNATIONAL INC /DE/
filed 2021-04-22
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-31400

CACI International Inc

(Exact name of registrant as specified in its charter)

Delaware	54-1345888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12021 Sunset Hills Road, Reston, VA 20190

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

As of April 14, 2021, there were 23,550,726 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue	$1,551,918	$1,465,600	$4,480,135	$4,224,461
Operating costs and expenses:
Costs of revenue	1,000,235	953,630	2,887,300	2,737,378
Indirect costs and selling expenses	369,015	371,135	1,071,826	1,081,175
Depreciation and amortization	31,230	27,159	93,608	81,888
Total operating costs and expenses	1,400,480	1,351,924	4,052,734	3,900,441
Income from operations	151,438	113,676	427,401	324,020
Interest expense and other, net	8,954	14,087	28,021	45,612
Income before income taxes	142,484	99,589	399,380	278,408
Income tax expense	22,140	19,012	78,914	50,659
Net income	$120,344	$80,577	$320,466	$227,749
Basic earnings per share	$4.83	$3.21	$12.81	$9.11
Diluted earnings per share	$4.78	$3.16	$12.66	$8.94
Weighted-average basic shares outstanding	24,935	25,078	25,026	25,012
Weighted-average diluted shares outstanding	25,166	25,478	25,307	25,481

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net income	$120,344	$80,577	$320,466	$227,749
Other comprehensive income (loss):
Foreign currency translation adjustment	440	(10,570)	21,946	(4,663)
Change in fair value of interest rate swap agreements, net of tax	6,467	(21,173)	11,363	(22,402)
Other comprehensive income (loss), net of tax	6,907	(31,743)	33,309	(27,065)
Comprehensive income	$127,251	$48,834	$353,775	$200,684

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except per share data)

	March 31,	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$105,591	$107,236
Accounts receivable, net	860,720	841,227
Prepaid expenses and other current assets	162,374	137,423
Total current assets	1,128,685	1,085,886
Goodwill	3,632,075	3,407,110
Intangible assets, net	493,062	406,885
Property and equipment, net	184,375	170,521
Operating lease right-of-use assets	371,151	330,767
Supplemental retirement savings plan assets	100,429	96,355
Accounts receivable, long-term	11,802	9,629
Other long-term assets	48,836	35,319
Total assets	$5,970,415	$5,542,472
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,920	$46,920
Accounts payable	109,695	89,961
Accrued compensation and benefits	382,246	338,760
Other accrued expenses and current liabilities	304,030	293,518
Total current liabilities	842,891	769,159
Long-term debt, net of current portion	1,775,071	1,357,519
Supplemental retirement savings plan obligations, net of current portion	100,629	103,004
Deferred income taxes	216,966	213,096
Operating lease liabilities, noncurrent	377,044	309,680
Other long-term liabilities	138,420	128,704
Total liabilities	$3,451,021	$2,881,162
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,672 shares issued and 23,551 outstanding at March 31, 2021 and 42,525 shares issued and 25,093 outstanding at June 30, 2020	4,267	4,253
Additional paid-in capital	478,039	573,744
Retained earnings	3,052,110	2,731,644
Accumulated other comprehensive loss	(38,976)	(72,285)
Treasury stock, at cost (19,122 and 17,432 shares, respectively)	(976,181)	(576,181)
Total CACI shareholders’ equity	2,519,259	2,661,175
Noncontrolling interest	135	135
Total shareholders’ equity	2,519,394	2,661,310
Total liabilities and shareholders’ equity	$5,970,415	$5,542,472

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$320,466	$227,749
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	93,608	81,888
Amortization of deferred financing costs	1,743	1,762
Non-cash lease expense	57,800	54,493
Stock-based compensation expense	23,841	22,204
Deferred income taxes	(585)	39,527
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(18,826)	36,433
Prepaid expenses and other assets	(27,068)	(35,461)
Accounts payable and other accrued expenses	27,933	27,638
Accrued compensation and benefits	41,691	(4,522)
Income taxes payable and receivable	10,102	(42,383)
Operating lease liabilities	(55,274)	(56,240)
Long-term liabilities	25,085	4,737
Net cash provided by operating activities	500,516	357,825
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(51,273)	(54,331)
Cash paid for business acquisitions, net of cash acquired	(355,452)	(102,437)
Other	2,744	—
Net cash used in investing activities	(403,981)	(156,768)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	2,478,500	1,438,500
Principal payments made under bank credit facilities	(2,062,690)	(1,593,690)
Payment of contingent consideration	—	(8,700)
Proceeds from employee stock purchase plans	6,840	5,463
Repurchases of common stock	(506,629)	(5,584)
Payment of taxes for equity transactions	(19,567)	(30,616)
Net cash used in financing activities	(103,546)	(194,627)
Effect of exchange rate changes on cash and cash equivalents	5,366	(1,302)
Net increase (decrease) in cash and cash equivalents	(1,645)	5,128
Cash and cash equivalents at beginning of period	107,236	72,028
Cash and cash equivalents at end of period	$105,591	$77,156
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$48,855	$46,895
Cash paid during the period for interest	$25,405	$41,151
Non-cash financing and investing activities:
Landlord sponsored tenant improvement	$15,468	$1,630
Accrued capital expenditures	$1,075	$3,687

See Notes to Unaudited Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares Amount		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, June 30, 2020	42,525	$4,253	$573,744	$2,731,644	$(72,285)	17,432	$(576,181)	$2,661,175	$135	$2,661,310
Net income	—	—	—	320,466	—	—	—	320,466	—	320,466
Stock-based compensation expense	—	—	23,841	—	—	—	—	23,841	—	23,841
Tax withholdings on restricted share vestings	147	14	(19,500)	—	—	—	—	(19,486)	—	(19,486)
Change in fair value of interest rate swap agreements, net	—	—	—	—	11,363	—	—	11,363	—	11,363
Currency translation adjustment	—	—	—	—	21,946	—	—	21,946	—	21,946
Repurchases of common stock	—	—	(100,065)	—	—	1,721	(406,564)	(506,629)	—	(506,629)
Treasury stock issued under stock purchase plans	—	—	19	—	—	(31)	6,564	6,583	—	6,583
BALANCE, March 31, 2021	42,672	$4,267	$478,039	$3,052,110	$(38,976)	19,122	$(976,181)	$2,519,259	$135	$2,519,394

BALANCE, June 30, 2019	42,314	$4,231	$576,277	$2,410,164	$(43,156)	17,434	$(576,185)	$2,371,331	$135	$2,371,466
Net income	—	—	—	227,749	—	—	—	227,749	—	227,749
Stock-based compensation expense	—	—	22,204	—	—	—	—	22,204	—	22,204
Tax withholdings on restricted share vestings	204	21	(30,460)	—	—	—	—	(30,439)	—	(30,439)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(22,402)	—	—	(22,402)	—	(22,402)
Currency translation adjustment	—	—	—	—	(4,663)	—	—	(4,663)	—	(4,663)
Repurchases of common stock	—	—	(369)	—	—	24	(5,215)	(5,584)	—	(5,584)
Treasury stock issued under stock purchase plans	—	—	80	—	—	(26)	5,219	5,299	—	5,299
BALANCE, March 31, 2020	42,518	$4,252	$567,732	$2,637,913	$(70,221)	17,432	$(576,181)	$2,563,495	$135	$2,563,630

BALANCE, December 31, 2020	42,663	$4,266	$570,176	$2,931,766	$(45,883)	17,432	$(576,181)	$2,884,144	$135	$2,884,279
Net income	—	—	—	120,344	—	—	—	120,344	—	120,344
Stock-based compensation expense	—	—	8,800	—	—	—	—	8,800	—	8,800
Tax withholdings on restricted share vestings	9	1	(905)	—	—	—	—	(904)	—	(904)
Change in fair value of interest rate swap agreements, net	—	—	—	—	6,467	—	—	6,467	—	6,467
Currency translation adjustment	—	—	—	—	440	—	—	440	—	440
Repurchases of common stock	—	—	(100,032)	—	—	1,699	(402,177)	(502,209)	—	(502,209)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(9)	2,177	2,177	—	2,177
BALANCE, March 31, 2021	42,672	$4,267	$478,039	$3,052,110	$(38,976)	19,122	$(976,181)	$2,519,259	$135	$2,519,394

BALANCE, December 31, 2019	42,505	$4,250	$561,521	$2,557,336	$(38,478)	17,434	$(576,184)	$2,508,445	$135	$2,508,580
Net income	—	—	—	80,577	—	—	—	80,577	—	80,577
Stock-based compensation expense	—	—	7,705	—	—	—	—	7,705	—	7,705
Tax withholdings on restricted share vestings	13	2	(1,371)	—	—	—	—	(1,369)	—	(1,369)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(21,173)	—	—	(21,173)	—	(21,173)
Currency translation adjustment	—	—	—	—	(10,570)	—	—	(10,570)	—	(10,570)
Repurchases of common stock	—	—	(190)	—	—	7	(1,798)	(1,988)	—	(1,988)
Treasury stock issued under stock purchase plans	—	—	67	—	—	(9)	1,801	1,868	—	1,868
BALANCE, March 31, 2020	42,518	$4,252	$567,732	$2,637,913	$(70,221)	17,432	$(576,181)	$2,563,495	$135	$2,563,630

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of March 31, 2021 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 11 and 18.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2020.  The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

4.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31,	June 30,
	2021 (1)	2020
Intangible assets:
Customer contracts and related customer relationships	$602,407	$570,562
Acquired technologies	198,262	129,925
Other	7	8
Intangible assets	800,676	700,495
Less accumulated amortization:
Customer contracts and related customer relationships	(266,949)	(271,708)
Acquired technologies	(40,663)	(21,900)
Other	(2)	(2)
Less accumulated amortization	(307,614)	(293,610)
Total intangible assets, net	$493,062	$406,885

(1)	During the nine months ended March 31, 2021, the Company removed $37.4 million in fully amortized intangible assets.

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to twenty years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of March 31, 2021 is 17.7 years, and the weighted-average remaining period of amortization is 14.4 years.  The weighted-average period of amortization for acquired technologies as of March 31, 2021 is 10.5 years, and the weighted-average remaining period of amortization is 9.0 years.

Expected amortization expense for the remainder of the fiscal year ending June 30, 2021, and for each of the fiscal years thereafter, is as follows (in thousands):

Fiscal year ending June 30,	Amount
2021 (three months)	$16,889
2022	68,592
2023	65,164
2024	57,812
2025	50,552
Thereafter	234,053
Total intangible assets, net	$493,062

5.	Goodwill

The changes in the carrying amount of goodwill for the nine months ended March 31, 2021 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2020	$3,279,856	$127,254	$3,407,110
Goodwill acquired (1)	211,004	(1,478)	209,526
Foreign currency translation	1,139	14,300	15,439
Balance at March 31, 2021	$3,491,999	$140,076	$3,632,075

(1)	Includes goodwill initially allocated to new business combinations as well as measurement period adjustments.

6.	Revenue Recognition

We disaggregate our revenue arrangements by contract type, customer, whether we perform on the contract as the prime or subcontractor, and whether the solution provided is primarily expertise or technology as defined herein.  We believe that these categories allow for a better understanding of the nature, amount, timing, and uncertainty of revenue and cash flows arising from our contracts.

Revenue by Contract Type

The Company generated revenue on our cost-plus-fee, fixed-price, and time-and-materials contracts as follows during the three and nine months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2021			March 31, 2021
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$905,774	$—	$905,774	$2,572,967	$—	$2,572,967
Fixed-price	424,580	32,519	457,099	1,245,278	86,456	1,331,734
Time-and-materials	174,683	14,362	189,045	532,039	43,395	575,434
Total	$1,505,037	$46,881	$1,551,918	$4,350,284	$129,851	$4,480,135

	Three Months Ended			Nine Months Ended
	March 31, 2020			March 31, 2020
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$852,700	$—	$852,700	$2,418,891	$—	$2,418,891
Fixed-price	376,314	29,422	405,736	1,128,866	83,713	1,212,579
Time-and-materials	190,344	16,820	207,164	550,167	42,824	592,991
Total	$1,419,358	$46,242	$1,465,600	$4,097,924	$126,537	$4,224,461

Customer Group

The Company generated revenue from our primary customer groups as follows during the three and nine months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2021			March 31, 2021
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,074,056	$—	$1,074,056	$3,091,126	$—	$3,091,126
Federal Civilian agencies	405,855	—	405,855	1,186,068	—	1,186,068
Commercial and other	25,126	46,881	72,007	73,090	129,851	202,941
Total	$1,505,037	$46,881	$1,551,918	$4,350,284	$129,851	$4,480,135

	Three Months Ended			Nine Months Ended
	March 31, 2020			March 31, 2020
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,037,242	$—	$1,037,242	$2,965,263	$—	$2,965,263
Federal Civilian agencies	361,320	—	361,320	1,067,342	—	1,067,342
Commercial and other	20,796	46,242	67,038	65,319	126,537	191,856
Total	$1,419,358	$46,242	$1,465,600	$4,097,924	$126,537	$4,224,461

Prime or Subcontractor

The Company generated revenue as either the prime or subcontractor as follows during the three and nine months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2021			March 31, 2021
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,358,423	$43,210	$1,401,633	$3,935,661	$119,835	$4,055,496
Subcontractor	146,614	3,671	150,285	414,623	10,016	424,639
Total	$1,505,037	$46,881	$1,551,918	$4,350,284	$129,851	$4,480,135

	Three Months Ended			Nine Months Ended
	March 31, 2020			March 31, 2020
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,298,073	$42,788	$1,340,861	$3,723,024	$119,597	$3,842,621
Subcontractor	121,285	3,454	124,739	374,900	6,940	381,840
Total	$1,419,358	$46,242	$1,465,600	$4,097,924	$126,537	$4,224,461

Expertise or Technology

The Company generated revenue by providing expertise or technology solutions to our customers as follows during the three and nine months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2021			March 31, 2021
	Domestic	International	Total	Domestic	International	Total
Expertise	$745,440	$18,979	$764,419	$2,184,449	$52,929	$2,237,378
Technology	759,597	27,902	787,499	2,165,835	76,922	2,242,757
Total	$1,505,037	$46,881	$1,551,918	$4,350,284	$129,851	$4,480,135

	Three Months Ended			Nine Months Ended
	March 31, 2020			March 31, 2020
	Domestic	International	Total	Domestic	International	Total
Expertise	$744,997	$18,339	$763,336	$2,180,498	$47,225	$2,227,723
Technology	674,361	27,903	702,264	1,917,426	79,312	1,996,738
Total	$1,419,358	$46,242	$1,465,600	$4,097,924	$126,537	$4,224,461

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

Based on changes in a contract’s EAC, a cumulative adjustment to revenue will be recorded.  For the three and nine months ended March 31, 2021, we recognized an increase to income before income taxes of $10.7 million ($0.31 per diluted share) and $36.6 million ($1.06 per diluted share), respectively, compared with $8.3 million ($0.24 per diluted share) and $32.1 million ($0.93 per diluted share) for the three and nine months ended March 31, 2020, respectively, from EAC adjustments.  The Company used its statutory tax rate when calculating the impact to diluted earnings per share.

Revenue recognized from previously satisfied performance obligations was $0.7 million and $2.3 million for the three and nine months ended March 31, 2021, respectively, compared with $(0.3) million and $9.9 million for the three and nine months ended March 31, 2020, respectively.  The change in revenue generally relates to final true-up adjustments to our estimated award or incentive fees in the period in which we receive the customer’s final performance score or when we can determine that more objective, contractually-defined criteria have been fully satisfied.

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

The Company continues to monitor this balance as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, or early terminations.  Based on this analysis, an adjustment to the period end balance may be required.  Our remaining performance obligations balance as of March 31, 2021 was $6.7 billion.

The Company expects to recognize approximately 90 percent of our remaining performance obligations balance as revenue over the next twelve months and the remaining 10 percent thereafter.

7.	Accounts Receivable

	March 31,	June 30,
	2021	2020
Billed and billable receivables	$750,529	$779,339
Unbilled receivables	110,191	61,888
Total accounts receivable, net – current	860,720	841,227
Unbilled receivables, long-term	11,802	9,629
Total accounts receivable	$872,522	$850,856

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

The Company’s allowance for doubtful accounts was $3.1 million and $3.0 million at March 31, 2021 and June 30, 2020, respectively.

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

Net contract assets (liabilities) consisted of the following (in thousands):

		March 31,	June 30,
Description of Contract Related Balance	Financial Statement Classification	2021	2020
Contract assets – current:
Unbilled receivables	Accounts receivable, net	$110,191	$61,888
Costs to obtain – short-term	Prepaid expenses and other current assets	4,064	3,492
Contract assets – noncurrent:
Unbilled receivables	Accounts receivable, long-term	11,802	9,629
Costs to obtain – long-term	Other long-term assets	9,546	7,708
Contract liabilities – current:
Deferred revenue and other contract liabilities – short-term	Other accrued expenses and current liabilities	(59,323)	(57,082)
Contract liabilities – noncurrent:
Deferred revenue and other contract liabilities – long-term	Other long-term liabilities	(6,543)	(6,507)
Net contract assets (liabilities)		$69,737	$19,128

During the three and nine months ended March 31, 2021, we recognized $4.2 million and $57.1 million of revenue, respectively, compared with $6.2 million and $44.9 million of revenue for the three and nine months ended March 31, 2020, respectively, that was included in a previously recorded contract liability as of the beginning of the period.

9.	Inventories

Inventories consisted of the following (in thousands):

	March 31,	June 30,
	2021	2020
Materials, purchased parts and supplies	$50,385	$36,692
Work in process	11,270	10,867
Finished goods	16,915	17,608
Total	$78,570	$65,167

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

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services.  The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of March 31, 2021.  Proceeds from the sold receivables are reflected in our operating cash flows on the statement of cash flows.

MARPA activity consisted of the following (in thousands):

	As of and for the Nine Months Ended
	March 31,
	2021	2020
Beginning balance:	$200,000	$192,527
Sales of receivables	2,048,585	1,750,496
Cash collections	(2,058,725)	(1,749,524)
Outstanding balance sold to Purchaser: (1)	189,860	193,499
Cash collected, not remitted to Purchaser (2)	(76,388)	(55,588)
Remaining sold receivables	$113,472	$137,911

(1)

For the nine months ended March 31, 2021 and 2020, the Company recorded a net cash outflow of $10.1 million and a net cash inflow of $1.0 million in its cash flows from operating activities, respectively, from sold receivables.  MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.

(2)

Includes the cash collected on behalf of but not yet remitted to the Purchaser as of March 31, 2021 and 2020.  This balance is included in other accrued expenses and current liabilities as of the balance sheet date.

11.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	June 30,
	2021	2020
Bank credit facility – term loans	$809,364	$844,555
Bank credit facility – revolver loans	1,020,000	569,000
Principal amount of long-term debt	1,829,364	1,413,555
Less unamortized discounts and debt issuance costs	(7,373)	(9,116)
Total long-term debt	1,821,991	1,404,439
Less current portion	(46,920)	(46,920)
Long-term debt, net of current portion	$1,775,071	$1,357,519

Bank Credit Facility

The Company has a $2,438.4 million credit facility (the Credit Facility), which consists of an $1,500.0 million revolving credit facility (the Revolving Facility) and a $938.4 million term loan (the Term Loan). The Revolving Facility has subfacilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,500.0 million. As of March 31, 2021, the Company had $1,020.0 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million until the balance is due in full on June 30, 2024. As of March 31, 2021, the Company had $809.4 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of March 31, 2021, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 1.97 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of March 31, 2021, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.

The aggregate maturities of long-term debt at March 31, 2021 are as follows (in thousands):

Twelve months ending March 31,
2022	$46,920
2023	46,920
2024	46,920
2025	1,688,604
Principal amount of long-term debt	1,829,364
Less unamortized discounts and debt issuance costs	(7,373)
Total long-term debt	$1,821,991

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and nine months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Gain (loss) recognized in other comprehensive income	$2,945	$(21,606)	$757	$(22,245)
Amounts reclassified to earnings from accumulated other comprehensive loss	3,522	433	10,606	(157)
Net current period other comprehensive income (loss)	$6,467	$(21,173)	$11,363	$(22,402)

12.	Leases

All of the Company’s leases are operating leases. The current portion of operating lease liabilities is included in other accrued expenses and current liabilities in our consolidated balance sheets. Lease balances in our consolidated balance sheet are as follows (in thousands):

	March 31, 2021	June 30, 2020
Operating lease right-of-use assets	$371,151	$330,767

Operating lease liabilities, current	59,357	67,549
Operating lease liabilities, noncurrent	377,044	309,680
	$436,401	$377,229

The Company’s total lease cost is recorded primarily within indirect costs and selling expenses and had the following impact on the consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Operating lease cost	$22,312	$21,674	$66,899	$64,262
Short-term and variable lease cost	3,427	3,850	10,706	10,844
Sublease income	(84)	(94)	(296)	(998)
Total lease cost	$25,655	$25,430	$77,309	$74,108

The Company’s future minimum lease payments under non-cancelable operating leases for the remainder of the fiscal year ending June 30, 2021, and for each of the fiscal years thereafter, are as follows (in thousands):

Fiscal year ending June 30,
2021 (three months)	$13,188
2022	77,841
2023	76,895
2024	70,669
2025	62,468
Thereafter	180,313
Total undiscounted lease payments	481,374
Less: imputed interest	(44,973)
Total discounted lease liabilities	$436,401

The weighted-average remaining lease term (in years) and weighted-average discount rate was 6.94 years and 2.78 percent, respectively.

Cash paid for operating leases was $64.6 million for the nine months ended March 31, 2021.  During the nine months ended March 31, 2021 operating lease liabilities arising from obtaining new ROU assets was $97.8 million, which includes all noncash changes arising from new or remeasured operating lease arrangements.

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

For the nine months ended March 31, 2021 and 2020, the Company recognized $23.8 million and $22.2 million of stock-based compensation, respectively, related to restricted stock units (RSUs).  The stock-based compensation was included in indirect costs and selling expenses in the consolidated statements of operations.

Activity related to RSUs during the nine months ended March 31, 2021 is as follows:

RSUs
Unvested at June 30, 2020	501,923
Granted	197,179
Vested	(236,643)
Forfeited	(27,534)
Unvested at March 31, 2021	434,925

As of March 31, 2021, there was $46.0 million of total unrecognized compensation costs related to RSUs scheduled to be recognized over a weighted-average period of 2.7 years.

15.	Earnings Per Share

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net income	$120,344	$80,577	$320,466	$227,749
Weighted-average number of basic shares outstanding during the period	24,935	25,078	25,026	25,012
Dilutive effect of RSUs after application of treasury stock method	231	400	281	469
Weighted-average number of diluted shares outstanding during the period	25,166	25,478	25,307	25,481
Basic earnings per share	$4.83	$3.21	$12.81	$9.11
Diluted earnings per share	$4.78	$3.16	$12.66	$8.94

16.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.

The Company’s total liability for unrecognized tax benefits as of March 31, 2021 and June 30, 2020 was $28.9 million and $8.8 million, respectively. During the quarter, the Company recognized an increase in reserves for uncertain tax positions related to an increase in research and development tax credits.  The $28.9 million unrecognized tax benefit at March 31, 2021, if recognized, would positively impact the Company’s effective tax rate.

The Company’s effective tax rate for the three and nine months ended March 31, 2021 and 2020 are reflected below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Income tax expense	$22,140	$19,012	$78,914	$50,659
Effective income tax rate	15.5%	19.1%	19.8%	18.2%

The effective income tax rate was 15.5 percent and 19.8 percent for the three and nine months ended March 31, 2021, respectively, compared with 19.1 percent and 18.2 percent, respectively, for the same periods last year. For the three months ended, the Company’s effective income tax rate was lower in the current period primarily due to an increase in research and development credits for past and current year tax filings. For the nine months ended, the Company’s effective income tax rate was higher in the current period primarily due to a decrease in excess tax benefits related to employee stock-based compensation, partially offset by an increase in research and development credits for past and current year tax filings.

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

The Company evaluates the performance of its operating segments based on net income. Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Domestic Operations	International Operations	Total
Three Months Ended March 31, 2021
Revenue from external customers	$1,505,037	$46,881	$1,551,918
Net income	113,536	6,808	120,344
Three Months Ended March 31, 2020
Revenue from external customers	$1,419,358	$46,242	$1,465,600
Net income	74,885	5,692	80,577
Nine Months Ended March 31, 2021
Revenue from external customers	$4,350,284	$129,851	$4,480,135
Net income	301,594	18,872	320,466
Nine Months Ended March 31, 2020
Revenue from external customers	$4,097,924	$126,537	$4,224,461
Net income	213,780	13,969	227,749

18.	Fair Value of Financial Instruments

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and June 30, 2020, and the level they fall within the fair value hierarchy (in thousands):

			March 31,	June 30,
	Financial Statement	Fair Value	2021	2020
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$1,934	$—
Interest rate swap agreements	Other long-term liabilities	Level 2	$25,817	$43,168

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

19.	Accelerated Share Repurchase

On March 12, 2021, CACI entered into an accelerated share repurchase agreement (the “ASR Agreement”) with JPMorgan Chase Bank, National Association (JPMorgan).  Under the ASR Agreement, we paid $500.0 million to JPMorgan and received an initial delivery of approximately 1.7 million shares of our common stock, which shares were recorded as a $400.0 million increase to treasury stock.  The final number of shares to be repurchased will be based on the volume-weighted average stock price of our common stock during the term of the agreement, less a discount.  This is evaluated as an unsettled forward contract indexed to our own stock, with $100.0 million classified within stockholders’ equity as additional paid-in-capital. The ASR Agreement is scheduled to settle prior to the end of the second quarter of FY2022.  At final settlement, JPMorgan may be required to deliver additional shares of our common stock to us or, under certain circumstances, we may elect to make a cash payment or deliver shares of our common stock to JPMorgan.

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

•	our ability to meet contractual performance obligations, including technologically complex obligations dependent on factors not wholly within our control;
•	limited access to certain facilities required for us to perform our work, including during a global pandemic like COVID-19;
•	changes in tax law, the interpretation of associated rules and regulations, or any other events impacting our effective tax rate;
•	changes in technology;
•	the potential impact of the announcement or consummation of a proposed transaction and our ability to successfully integrate the operations of our recent and any future acquisitions;
•	our ability to achieve the objectives of near term or long-term business plans; and
•	the effects of health epidemics, pandemics and similar outbreaks may have material adverse effects on our business, financial position, results of operations and/or cash flows.

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

•

Enterprise – CACI provides capabilities that enable the internal operations of a government agency. This includes business systems, business process reengineering, and enterprise information technology (IT). For example, CACI customizes, implements, and maintains commercial-off-the-shelf (COTS) and custom enterprise resource planning (ERP) systems. This includes financial, human capital, asset and material, and logistics and supply chain management systems. CACI also designs, develops, integrates, deploys and sustains enterprise-wide IT systems in a variety of models. As an Amazon Web Services (AWS) Premier Consulting Partner and Microsoft Cloud Solution Provider for Government, we deliver cloud-powered solutions, performance-based service management, mobility, defensive cyber and network security, end-user services, and infrastructure services.

•

Mission – CACI provides capabilities that enable the execution of a government agency’s primary function, or “mission”. For example, we support strategic and tactical Mission customers with capabilities in areas such as command and control, communications, intelligence collection and analysis, signals intelligence (SIGINT), electronic warfare (EW), and cyber operations. CACI develops tools and offerings in an open, software-defined architecture with multi-domain and multi-mission capabilities.

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

Budgetary Environment

We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. On August 2, 2019, the Bipartisan Budget Act of 2019 (BBA 2019) was signed into law. BBA 2019 called for defense spending, including Overseas Contingency Operations (OCO) funds, of $738 billion in government fiscal year (GFY) 2020 and $740.5 billion in GFY 2021. Both represent increases from GFY 2019 levels of $716 billion. On January 1, 2021, the $740 billion National Defense Authorization Act (NDAA) for GFY 2021 became law. While a detailed GFY 2022 budget proposal has not yet been released, the Biden administration has released a top-line proposal for GFY 2022, which proposes aggregate defense spending of $753 billion, up 1.7% from GFY 2021. We believe that bipartisan support remains for continued investment in the areas of defense and national security.

While we view the budget environment as stable and believe there is bipartisan support for continued investment in the areas of defense and national security, it is uncertain when in any particular GFY that appropriations bills will be passed. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a continuing resolution (CR). Depending on their scope, duration, and other factors, CRs can negatively impact our business due to delays in new program starts, delays in contract award decisions, and other factors. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans.

Impact of COVID-19

As travel restrictions, social distancing advisories, and other requirements began to be implemented in March 2020, we instructed our workforce to begin to work remotely to the extent possible. While a majority of our workforce is able to work remotely, some employees must still travel to client or company facilities in order to work. While CACI employees were deemed part of the ‘critical infrastructure workforce’, ensuring their ability to work despite state travel limitations, our business still experienced some impacts as a result of COVID-19 risk mitigation efforts. For example, in order to reduce personnel concentration and ensure social distancing in classified environments, shift work was implemented, which reduced the number of hours our employees could work and we could bill customers on certain programs. The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was passed by Congress and signed by the President on March 27, 2020, provided a mechanism to bill hours where our employees are ready and able to work but unable to access required facilities due to COVID-19. This support was subsequently extended through September 30, 2021 as part of the American Rescue Plan Act of 2021, which was signed into law on March 11, 2021. We continue to work with our customers to implement the related provisions of the CARES Act, as well as appropriate risk mitigation efforts and alternative work arrangements.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020

The following table provides our results of operations:

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	March 31,		March 31,		Change
(dollars in thousands)	2021	2020	2021	2020	$	%
Revenue	$1,551,918	$1,465,600	100.0%	100.0%	$86,318	5.9%
Operating costs and expenses:
Costs of revenue	1,000,235	953,630	64.4	65.1	46,605	4.9
Indirect costs and selling expenses	369,015	371,135	23.8	25.2	(2,120)	(0.6)
Depreciation and amortization	31,230	27,159	2.0	1.9	4,071	15.0
Total operating costs and expenses	1,400,480	1,351,924	90.2	92.2	48,556	3.6
Income from operations	151,438	113,676	9.8	7.8	37,762	33.2
Interest expense and other, net	8,954	14,087	0.6	1.0	(5,133)	(36.4)
Income before income taxes	142,484	99,589	9.2	6.8	42,895	43.1
Income tax expense	22,140	19,012	1.4	1.3	3,128	16.5
Net income	$120,344	$80,577	7.8%	5.5%	$39,767	49.4%

Revenue.  For the three months ended March 31, 2021, total revenue was $1.6 billion, 5.9 percent greater than last year with 5.3 percent from organic growth.  The remaining growth in revenue was attributable to acquired revenues.  Out of our primary customer groups, Department of Defense and Federal Civilian revenue increased by $36.8 million (2.8 percent organic) and $44.5 million (12.3 percent organic), respectively, compared with the same period a year ago.

The following table summarizes revenue by customer type with related percentages of revenue for the three months ended March 31, 2021 and 2020, respectively:

	Dollar Amount		Percentage of Revenue
	Three Months Ended		Three Months Ended
	March 31,		March 31,		Change
(dollars in thousands)	2021	2020	2021	2020	$	%
Department of Defense	$1,074,056	$1,037,242	69.2%	70.7%	$36,814	3.5%
Federal Civilian Agencies	405,855	361,320	26.2	24.7	44,535	12.3
Commercial and other	72,007	67,038	4.6	4.6	4,969	7.4
Total	$1,551,918	$1,465,600	100.0%	100.0%	$86,318	5.9%
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

Costs of Revenue.  For the three months ended March 31, 2021, costs of revenue increased $46.6 million or 4.9 percent, compared with the same period a year ago.  The increase is primarily related to direct and subcontractor labor costs from organic growth on existing programs and acquired contracts and higher other direct costs against our revenue arrangements, partially offset by a reduction in travel related expenses.  As a percentage of revenue, costs of revenue were 64.4 percent and 65.1 percent for the three months ended March 31, 2021 and 2020, respectively.  The improvement in margins against the comparative period is primarily due to strong program performance and our ability to deliver on certain fixed-price contracts with less costs than originally estimated. In addition, the Company’s margins increased from a higher percentage of Technology revenue as compared against the prior period.

Indirect Costs and Selling Expenses.  For the three months ended March 31, 2021, indirect costs and selling expenses decreased $2.1 million or 0.6 percent, compared with the same period a year ago.  The decrease is primarily related to reduced labor-related expenses, including lower incentive compensation expense and fringe benefits, and reduced indirect travel, partially offset by increases in bid and proposal (B&P) costs and other professional services.

Depreciation and Amortization.  For the three months ended March 31, 2021, depreciation and amortization expense increased $4.1 million or 15.0 percent, compared with the same period a year ago.  The increase is primarily attributable to intangible amortization from recent acquisitions and increased depreciation from the Company’s higher average property and equipment balances.

Interest Expense and Other, Net.  For the three months ended March 31, 2021, interest expense and other, net decreased $5.1 million or 36.4 percent, compared with the same period a year ago.  The decrease in interest expense is primarily attributable to lower average outstanding debt balances on the Company’s Credit Facility and lower interest rates.

Income Tax Expense.  For the three months ended March 31, 2021, the effective income tax rate was 15.5 percent compared to 19.1 percent for the same period a year ago. The decrease in the effective income tax rate in the current period was primarily due to an increase in research and development credits for past and current year tax filings.

Results of Operations for the Nine Months Ended March 31, 2021 and 2020

The following table provides our results of operations:

	Dollar Amount		Percentage of Revenue
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,		Change
(dollars in thousands)	2021	2020	2021	2020	$	%
Revenue	$4,480,135	$4,224,461	100.0%	100.0%	$255,674	6.1%
Operating costs and expenses:
Costs of revenue	2,887,300	2,737,378	64.5	64.8	149,922	5.5
Indirect costs and selling expenses	1,071,826	1,081,175	23.9	25.6	(9,349)	(0.9)
Depreciation and amortization	93,608	81,888	2.1	1.9	11,720	14.3
Total operating costs and expenses	4,052,734	3,900,441	90.5	92.3	152,293	3.9
Income from operations	427,401	324,020	9.5	7.7	103,381	31.9
Interest expense and other, net	28,021	45,612	0.6	1.1	(17,591)	(38.6)
Income before income taxes	399,380	278,408	8.9	6.6	120,972	43.5
Income tax expense	78,914	50,659	1.7	1.2	28,255	55.8
Net income	$320,466	$227,749	7.2%	5.4%	$92,717	40.7%

Revenue.  For the nine months ended March 31, 2021, total revenue was $4.5 billion, 6.1 percent greater than last year with 5.2 percent from organic growth.  The remaining growth in revenue was attributable to acquired revenues.  Out of our primary customer groups, Department of Defense and Federal Civilian revenue increased by $125.9 million (3.3 percent organic) and $118.7 million (11.0 percent organic), respectively, compared with the same period a year ago.

The following table summarizes revenue by customer type with related percentages of revenue for the nine months ended March 31, 2021 and 2020, respectively:

	Dollar Amount		Percentage of Revenue
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,		Change
(dollars in thousands)	2021	2020	2021	2020	$	%
Department of Defense	$3,091,126	$2,965,263	69.0%	70.2%	$125,863	4.2%
Federal Civilian Agencies	1,186,068	1,067,342	26.5	25.3	118,726	11.1
Commercial and other	202,941	191,856	4.5	4.5	11,085	5.8
Total	$4,480,135	$4,224,461	100.0%	100.0%	$255,674	6.1%
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

Costs of Revenue.  For the nine months ended March 31, 2021, costs of revenue increased $149.9 million or 5.5 percent, compared with the same period a year ago.  The increase is primarily related to direct and subcontractor labor costs from organic growth on existing programs and acquired contracts and higher other direct costs against our revenue arrangements, partially offset by a reduction in travel related expenses.  As a percentage of revenue, costs of revenue were 64.5 percent and 64.8 percent for the nine months ended March 31, 2021 and 2020, respectively.  The improvement in margins against the comparative period is primarily due to strong program performance and our ability to deliver on certain fixed-price contracts with less costs than originally estimated.  In addition, the Company’s margins increased from a higher percentage of Technology revenue as compared against the prior period.

Indirect Costs and Selling Expenses.  For the nine months ended March 31, 2021, indirect costs and selling expenses decreased $9.3 million or 0.9 percent, compared with the same period a year ago.  The decrease is primarily related to reduced B&P costs, indirect travel, and incentive compensation, partially offset by increased indirect labor and other professional services.

Depreciation and Amortization.  For the nine months ended March 31, 2021, depreciation and amortization expense increased $11.7 million or 14.3 percent, compared with the same period a year ago.  The increase is primarily attributable to intangible amortization from recent acquisitions and increased depreciation from the Company’s higher average property and equipment balances.

Interest Expense and Other, Net.  For the nine months ended March 31, 2021, interest expense and other, net decreased $17.6 million or 38.6 percent, compared with the same period a year ago.  The decrease in interest expense is primarily attributable to lower average outstanding debt balances on the Company’s Credit Facility and lower interest rates.

Income Tax Expense.  For the nine months ended March 31, 2021, the effective income tax rate was 19.8 percent compared to 18.2 percent for the same period a year ago.  The increase in the effective income tax rate in the current period was primarily due to a decrease in excess tax benefits related to employee stock-based compensation, partially offset by an increase in research and development credits for past and current year tax filings.

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

As of March 31, 2021, the Company had total backlog of $22.3 billion, compared with $19.9 billion a year ago, an increase of 12.3 percent.  Contract awards were $1.6 billion for the three months ended March 31, 2021.  Funded backlog as of March 31, 2021 was $3.0 billion, compared with $2.96 billion a year ago, an increase of 1.3 percent.  The total backlog consists of remaining performance obligations (see Note 6) plus unexercised options.

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

The Company has a $2,438.4 million Credit Facility, which consists of an $1,500.0 million Revolving Facility and a $938.4 million Term Loan.  The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of March 31, 2021, we had $1,020.0 million outstanding under the Revolving Facility and no borrowings on the swing line.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million until the balance is due in full on June 30, 2024.  As of March 31, 2021, $809.4 million was outstanding under the Term Loan.

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

A summary of the change in cash and cash equivalents is presented below:

	Nine Months Ended
	March 31,
	2021	2020
Net cash provided by operating activities	$500,516	$357,825
Net cash used in investing activities	(403,981)	(156,768)
Net cash used in financing activities	(103,546)	(194,627)
Effect of exchange rate changes on cash and cash equivalents	5,366	(1,302)
Net increase (decrease) in cash and cash equivalents	$(1,645)	$5,128

Our operating cash flow was $500.5 million for the nine months ended March 31, 2021.  This represents an increase of $142.7 million or 39.9 percent, from our operating cash flows of $357.8 million for the nine months ended March 31, 2020.  The year-over-year increase primarily relates to increases of $92.7 million in FY2021 net income, $52.5 million related to deferrals of employer related social security taxes under the CARES Act, and $8.6 million of other net favorable working capital changes, partially offset by $11.1 million decrease in net cash received from the Company's MARPA.

Cash used in investing activities was $404.0 million and $156.8 million during the nine months ended March 31, 2021 and 2020, respectively.  During the nine months ended March 31, 2021, we paid $355.5 million for business acquisitions, as compared to $102.4 million during the same period a year ago.  Capital expenditures of $51.3 million and $54.3 million during the first nine months of FY2021 and FY2020, respectively, accounted for the remaining funds used in investing activities.

Cash used in financing activities was $103.5 million and $194.6 million during the nine months ended March 31, 2021 and 2020, respectively.  During the nine months ended March 31, 2021, we had net borrowings under our Credit Facility of $415.8 million compared to net repayments of $155.2 million during the same period a year ago.  During FY2021, our net borrowings were primarily used to finance the $500.0 million repurchase of our common stock.  During the nine months ended March 31, 2021 and March 31, 2020, we also used cash of $19.6 million and $30.6 million, respectively, to pay taxes on equity transactions.

We believe that the combination of internally generated funds, available bank borrowings and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, share repurchases, and other working capital requirements over the next twelve months.  We may in the future seek to borrow additional amounts under a long-term debt security.  Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under the Credit Facility and any other indebtedness we may incur will depend on our future financial performance which will be affected by many factors outside of our control, including worldwide economic and financial market conditions.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no material off-balance sheet financing arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $800.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the nine months ended March 31, 2021 would have fluctuated by approximately $4.9 million.

Approximately 2.9 percent and 3.0 percent of our total revenue in nine months ended March 31, 2021 and 2020, respectively, was derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2021, we held a combination of euros and pounds sterling in the U.K. and the Netherlands equivalent to approximately $57.3 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at March 31, 2021.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2021	9,190	$240.31	1,248,072	251,928
February 2021	—	—	—	—
March 2021 (1)	1,689,831	(1)	1,689,831	(1)
Total	1,699,021		2,937,903

(1)

On March 12, 2021, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with JPMorgan.  Pursuant to the ASR Agreement, during the quarter ended March 31, 2021, we made an upfront payment of $500.0 million and received an initial delivery of 1.7 million shares of our common stock which became treasury shares. The final number of shares to be repurchased and the average purchase price will be determined at the end of the applicable purchase period, which will occur will prior to the end of the second quarter of FY2022. See Note 19.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	Master Confirmation by and between CACI International Inc and JPMorgan Chase Bank dated March 12, 2021	X

10.2	Supplemental Confirmation by and between CACI International Inc and JPMorgan Chase Bank dated March 12, 2021	X

31.1	Section 302 Certification John S. Mengucci	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification John S. Mengucci	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: April 22, 2021	By:	/s/ John S. Mengucci
John S. Mengucci
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 22, 2021	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 22, 2021	By:	/s/ Christopher A. Voci
Christopher A. Voci
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)