Form 10-K
period 2021-06-30
CACI INTERNATIONAL INC /DE/
filed 2021-08-17
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

The aggregate market value of common shares held by non-affiliates of the Registrant on December 31, 2020 was $6,202,453,506, based upon the closing price of the Registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of July 28, 2021, there were 23,586,037 shares outstanding of CACI International’s common stock, par value $0.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Proxy Statement to be filed with the Securities Exchange Commission (SEC) pursuant to Regulation 14A for the 2021 Annual Meeting of Stockholders.

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

Our primary customers are agencies and departments of the U.S. government. Our Expertise and Technology support national security missions and government modernization/transformation for intelligence, defense, and federal civilian customers.  The demand for our Expertise and Technology, in large measure, is created by the increasingly complex network, systems, and information environments in which governments and businesses operate, the global geo-political conditions impacting national security, and by the need to stay current with emerging technology while increasing productivity, enhancing security, and, ultimately, improving performance.

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

•

Enterprise – CACI provides capabilities that enable the internal operations of a government agency. This includes digital solutions (e.g., business systems, agency-unique applications, investigative solutions) and enterprise information technology (IT). For example, CACI customizes, implements, and maintains commercial-off-the-shelf (COTS) and custom enterprise resource planning (ERP) systems. This includes financial, human capital, and supply chain management systems. CACI also designs, develops, integrates, deploys and sustains enterprise-wide IT systems in a variety of models. As an Amazon Web Services (AWS) Premier Consulting Partner and Microsoft Gold Cloud Solution Provider for Government, we deliver cloud-powered solutions, performance-based service management, Software-as-a-Service (SaaS) secure mobility, defensive cyber and network security, end-user services, and infrastructure services.

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

•

Technology – CACI delivers Technology to both Enterprise and Mission customers. For Enterprise customers, Technology includes developing and implementing digital solutions (business systems, agency-unique applications) and end-to-end enterprise IT systems. We continually advance infrastructure through migration to the cloud, network modernization, active cyber defense, and the application of data operations and analytics. For Mission customers, Technology includes developing and deploying multi-domain offerings for signals intelligence, resilient communications, free space optical communications, electronic warfare, and cyber operations.  We also deliver actionable intelligence through multi-source collection and analysis.  CACI invests ahead of customer needs with research and development to generate unique intellectual property and differentiated technology addressing critical national security mission needs.

Our Markets

Domestic Operations

We provide our Expertise and Technology to our domestic customers in the following market areas:

•

Digital Solutions – CACI transforms how government does business. Using our Agile-at-scale method and business process automation tools, we modernize enterprise and agency-unique applications, enterprise infrastructure, and business processes to enhance productivity and increase user satisfaction. We use data analytics and visualization to provide insights and outcomes that optimize our customer’s operations.

•

C4ISR, Cyber & Space – CACI teams ensure information superiority by delivering multi-domain command, control, communications, and computer (C4) technology and networks. Our software-defined, full-spectrum cyber, electronic warfare, and counter-unmanned aircraft system (C-UAS) solutions provide electromagnetic spectrum advantage and deliver precision effects against national security threats. We are at the forefront of developing technologies that meet the challenges of 5G wireless communications both on and off the battlefield, mmWave, and the use of lasers for free space optical communications and long-range sensing.

•

Engineering Services – CACI provides platform integration and modernization and sustainment, system engineering, naval architecture, training and simulation services, and logistics engineering to help our customer achieve a decisive tactical edge. We enhance platforms to improve situational awareness, mobility, interoperability, lethality, and survivability. We conduct software vulnerability analysis and harden technology to protect against malicious actors. Our platform-agnostic, mission-first approach ensures optimal performance, so our nation’s forces can overmatch our adversaries.

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

Competition

We operate in a highly competitive industry that includes many firms, some of which are larger in size and have greater financial resources than we do. We obtain much of our business on the basis of proposals submitted in response to requests from potential and current customers, who may also receive proposals from other firms. Non-traditional players have entered the market and have established positions related to such areas as cloud computing, cyber, satellite operations, and business systems. Additionally, we face indirect competition from certain government agencies that perform services for themselves similar to those marketed by us. We know of no single competitor that is dominant in our fields of technology. We have a relatively small share of the addressable market for our solutions and services and intend to achieve growth and increase market share both organically and through strategic acquisitions.

Strengths and Strategy

We primarily offer our entire range of expertise and technology to defense, intelligence and civilian agencies of the U.S. government. Our work for U.S. government agencies may combine a wide range of skills drawn from our expertise and technology. We also contract through our international operations to provide our offerings to governments of other nations. As with other government contractors, our business is subject to government customer funding decisions and actions that are beyond our control.

Our international commercial customer base consists primarily of large commercial and government enterprises in the U.K.  This market is the primary target of a diverse mix of IT consultancy services and proprietary data and software products. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment.

In order to effectively perform on our existing customer contracts and secure new customer contracts within the U.S. government, we must maintain expert knowledge of agency policies, operations and challenges. We combine this comprehensive knowledge with expertise and technology for our Enterprise and Mission customers. Our capabilities provide us with opportunities either to compete directly for, or to support other bidders in competition for multi-million dollar and multi-year award contracts from the U.S. government.

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

In FY2021, the top ten revenue-producing contracts, many of which consist of many task orders, accounted for 33.8 percent of our revenue, or $2.0 billion.

Recent Acquisitions

During the past three fiscal years, we completed a total of nine acquisitions, including:

•

On August 11, 2020, CACI completed the acquisition of Ascent Vision Technologies (AVT).  AVT specializes in Electro-Optical Infrared payloads, On-Board Computer Vision Processing and counter-unmanned aircraft system (C-UAS) solutions.

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

Human Capital

Our People

Our employees are our most valuable resource. We are in continuing competition for highly skilled professionals in virtually all of our market areas. The success and growth of our business is significantly correlated with our ability to recruit, train, promote and retain high quality people at all levels of the organization. As of June 30, 2021, we employed approximately 22,000 talented full and part-time employees that help make CACI a respected and recognized industry leader with 36% of our employees holding degrees in science, technology, engineering or mathematics fields, 25% holding advanced degrees, and 75% of our employees holding security clearances.

Our Culture

Our culture defines who we are, how we act, and what we believe is the right way to conduct business and is the driving force behind our success. Our culture unifies us as a company and strengthens our resolve to meet our customers’ – and our country’s – most critical missions.

We believe that there are two pillars to our culture: Character and Innovation. Character is demonstrated in our commitment to ethics and integrity as we expect all of our employees and independent contractors to comply with our high standards for the conduct of our business that are reflected in our policies and practices. We require all of our employees, independent contractors working on customer engagements, officers, and directors annually to execute and affirm to the code of ethics applicable to their activities. In addition, we require annual ethics and compliance training for all of our employees to provide them with the knowledge necessary to maintain our high standards of ethics and compliance.

Innovation is demonstrated in our dedication to advancement and excellence.  Our Center for Research, Application, Development, Learning, and Engagement (CRADLE℠) is a state-of-the-art collaboration facility that provides customers with an enhanced engagement experience, built to foster innovation, creative designs, and unique solutions. The CRADLE brings together customers, industry partners, academia, and CACI personnel to explore and discover new ways to solve complex problems and challenges.

Diversity and Inclusion

We embrace diversity and inclusion as core values and seek to ensure that all our employees experience a highly inclusive working environment.  CACI’s diversity and inclusion efforts are guided by a Diversity and Inclusion Working Group that includes a cross-section of diverse employees and senior executive leaders who have created a foundation and strategy for embracing diversity. This Group meets with our Chief Executive Officer (CEO) and Chief Human Resources Officer (CHRO) to set strategy, seek input, create advocacy, and ensure alignment with CACI’s business strategy.  Across our total employee population 31% are female; 33% are ethnically diverse; and 37% are military veterans.

Talent Acquisition, Development and Retention

Our industry is ever-evolving, and those who are most successful evolve with it, continually learning and growing throughout their careers. To ensure we have the talent to meet the needs of our customers, we employ broad recruiting and outreach efforts, including partnerships with universities, the military, and professional organizations, resulting in an inclusive pool of the most qualified candidates.

We are able to retain our employees through our career mobility corporate culture, where we believe in growth at all levels. We encourage all employees to embrace a career growth mindset at CACI and strive to provide our employees with long-term professional advancement and a great workplace experience through professional development and a culture of mobility because our people drive our company.

CACI has conducted employee engagement surveys and we rank above external benchmark companies in the areas of sustainable engagement, customer focus, inclusion, innovation, teamwork and empowerment. Specifically, our employees report that they have a personal sense of accomplishment in their work, they feel safe to speak up, and they have pride in CACI. These indicators of an exceptionally strong culture and work environment puts CACI in an extremely competitive position to attract and retain talent and reach our organizational growth objectives. We continue to invest in the areas that produce such high engagement – leadership education, career resources for employees, comprehensive onboarding for new employees, and formal and informal communications that create a two-way dialogue among employees and leaders.

Employee Safety and Health

Our primary focus is the health and safety of our employees and customers.  By ensuring the health and safety of our employees and customers, we are doing our part to contribute to the ongoing health in communities where we operate.

We have formed a multi-functional working group to monitor and respond to COVID-19.  As travel restrictions, social distancing advisories, and other requirements began to be implemented in March 2020, we instructed our workforce to begin to work remotely to the extent possible. While a majority of our workforce is able to work remotely, some employees must still travel to client or company facilities in order to work. While CACI employees were deemed part of the ‘critical infrastructure workforce’, ensuring their ability to work despite state travel limitations, our business still experienced some impacts as a result of COVID-19 risk mitigation efforts. For example, in order to reduce personnel concentration and ensure social distancing in classified environments, shift work was implemented, which reduced the number of hours our employees could work and we could bill customers on certain programs.

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

Business Segments, Foreign Operations, and Major Customers

Additional business segment, foreign operations and major customer information is provided in our Consolidated Financial Statements contained in this report. In particular, see Note 18, Business Segments in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

Risks Related to our Business and Industry

We generate substantially all of our revenue from contracts with the federal government.  If the federal government significantly decreased or ceased doing business with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

The federal government is our primary customer, with revenue from federal government contracts, either as a prime contractor or a subcontractor, accounting for 95.5 percent of our total revenue in FY2021 and 95.6 percent of our total revenue in FY2020. Specifically, we generated 69.3 percent of our total revenue in FY2021 and 69.9 percent of our total revenue in FY2020 from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government or any significant agency in the intelligence community or the DoD, if our reputation or relationship with government agencies was impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

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

We depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. If the federal government, any of our other customers or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially and adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds or lack of an approved budget. In addition, the Defense Contract Audit Agency (DCAA) may revoke our direct billing privileges, which would adversely affect our ability to collect our receivables in a timely manner. Contracting officers have the authority to impose contractual withholdings, which can also adversely affect our ability to collect timely. The Defense Federal Acquisition Regulations require DoD contracting officers to impose contractual withholdings at no less than certain minimum levels if a contracting officer determines that one or more of a contractor’s business systems have one or more significant deficiencies. Some prime contractors for whom we are a subcontractor have significantly less financial resources than we do, which may increase the risk that we may not be paid in full or payment may be delayed. If we experience difficulties collecting receivables, it could cause our actual results to differ materially and adversely from those anticipated.

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

Federal government agencies, including the DCAA and the Defense Contract Management Agency (DCMA), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also evaluate the adequacy of internal controls over our business systems, including our purchasing, accounting, estimating, earned value management, and government property systems. Any costs found to be improperly allocated or assigned to contracts will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially and adversely from those anticipated.

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

We generated 29.3 percent of our total revenue in FY2021 and 28.5 percent of our total revenue in FY2020 from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-materials basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.

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

At June 30, 2021, our backlog included cost reimbursable, time-and-materials and fixed-price contracts. Cost reimbursable and time-and-materials contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may therefore vary materially and adversely depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Risks Related to our Acquisitions

We may have difficulty identifying and executing acquisitions on favorable terms and therefore may grow at slower than we historically have grown.

One of our key growth strategies has been to selectively pursue acquisitions. Through acquisitions, we have expanded our base of federal government customers, increased the range of solutions we offer to our customers and deepened our penetration of existing markets and customers. We may encounter difficulty identifying and executing suitable acquisitions. To the extent that management is involved in identifying acquisition opportunities or integrating new acquisitions into our business, our management may be diverted from operating our core business. Without acquisitions, we may not grow as rapidly as we historically have grown, which could cause our actual results to differ materially and adversely from those anticipated. We may encounter other risks in executing our acquisition strategy, including:

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

We may have difficulty integrating the operations of any companies we acquire, which could cause actual results to differ materially and adversely from what we anticipated.

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

Goodwill accounts for $3.6 billion of our recorded total assets. We evaluate the recoverability of recorded goodwill amounts annually or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income.

Risks Related to our Indebtedness

Our senior secured credit facility (the Credit Facility) imposes certain restrictions on our ability to take certain actions which may have an impact on our business, operating results and financial condition.

The Credit Facility imposes certain operating and financial restrictions on us and requires us to meet certain financial covenants. These restrictions may significantly limit or prohibit us from engaging in certain transactions, and include the following:

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

The failure to comply with any covenants in the Credit Facility would cause a default under the Credit Facility. A default, if not waived, could cause our debt to become immediately due and payable. In such situations, we may not be able to repay our debt or borrow sufficient funds to refinance it, and even if new financing is available, it may not contain terms that are acceptable to us.

Despite our outstanding debt, we may incur additional indebtedness.

The Credit Facility consists of a $1,500.0 million revolving credit facility (the Revolving Facility) and a $938.4 million term loan facility (the Term Loan).  The Revolving Facility has sub-facilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.  At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $500.0 million or an amount subject to 3.50 times senior secured leverage, calculated assuming the revolving Facility is fully drawn, with applicable lender approvals.  At June 30, 2021, $945.0 million was outstanding under the Revolving Facility and $797.6 million was outstanding under the Term Loan.  In addition, the terms of the Credit Facility allow us to incur additional indebtedness from other sources so long as we satisfy the covenants in the agreement governing the Credit Facility.  If new debt is added to our current debt levels, the risks related to our ability to service that debt could increase.

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

Risks Related to our Operations

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

We conduct the majority of our international operations in the United Kingdom and the Netherlands. As a percentage of our total revenue, our international operations generated 2.9 percent and 2.9 percent in FY2021 and FY2020, respectively. Our international operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound and the Euro, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of June 30, 2021, we leased building space (including offices, manufacturing plants, warehouses, laboratories and other facilities) at 136 U.S. locations containing an aggregate of approximately 3.6 million square feet located in 30 states and the District of Columbia. In five countries outside the U.S., we leased office space at 17 locations containing an aggregate of approximately 0.1 million square feet.   Our corporate headquarters is located at 12021 Sunset Hills Road, Reston Virginia.  We believe our facilities are in good condition and adequate for their current use.  We may improve, replace, or reduce facilities as considered appropriate to meet the needs of our operations.  See Note 16, Leases, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information regarding our lease commitments.

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

On March 22, 2019, the District Court denied the United States’ motion to dismiss on grounds of sovereign immunity and CACI’s motion to dismiss on grounds of derivative sovereign immunity.  The District Court also granted the United States’ motion for summary judgment with respect to CACI’s third-party complaint.  On March 26, 2019, CACI filed a Notice of Appeal of the District Court’s March 22, 2019 decision.  On April 2, 2019, the U.S. Court of Appeals for the Fourth Circuit issued an Accelerated Briefing Order for the appeal.  On April 3, 2019, the District Court issued an Order cancelling the trial schedule and holding matters in abeyance pending disposition of the appeal.  On July 10, 2019, the U.S. Court of Appeals for the Fourth Circuit heard oral argument in Spartanburg, South Carolina on CACI’s appeal. On August 23, 2019, the Court of Appeals issued an unpublished opinion dismissing the appeal.  A majority of the panel that heard the appeal held that rulings denying derivative sovereign immunity are not immediately appealable even where they present pure questions of law.  The panel also ruled, in the alternative, that even if such a ruling was immediately appealable, review was barred because there remained disputes of material fact with respect to CACI’s derivative sovereign immunity defenses.  The Court of Appeals subsequently denied CACI’s request for rehearing en banc.  CACI then filed a motion to stay issuance of the mandate pending the filing of a petition for a writ of certiorari.  On October 11, 2019, the Court of Appeals, by a 2-1 vote, denied the motion to stay issuance of the mandate.  CACI then filed an application to stay issuance of the mandate with Chief Justice Roberts in his capacity as Circuit Justice for the U.S. Court of Appeals for the Fourth Circuit.  After CACI filed that application, the Court of Appeals issued the mandate on October 21, 2019, returning jurisdiction to the district court.  On October 23, Chief Justice Roberts denied the stay application “without prejudice to applicants filing a new application after seeking relief in the district court.”  CACI then filed a motion in the district court to stay the action pending filing and disposition of a petition for a writ of certiorari.  On November 1, 2019, the district court granted CACI’s motion and issued an Order staying the action until further order of the court.  On November 15, 2019, CACI filed a petition for a writ of certiorari in the U.S. Supreme Court.  On January 27, 2020, the U.S. Supreme Court issued an Order inviting the Solicitor General to file a brief in the case expressing the views of the United States.  On August 26, 2020, the Solicitor General filed a brief recommending that CACI’s petition for a writ of certiorari be held pending the Supreme Court’s disposition of Nestle USA, Inc. v. Doe, cert. granted, No. 19-416 (July 2, 2020), and Cargill, Inc. v. Doe, cert. granted, No. 19-453 (July 2, 2020).  The United States’ brief recommended that if the Supreme Court’s decisions in Nestle and Cargill did not effectively eliminate the claims in Al Shimari, then the Supreme Court should grant CACI’s petition for a writ of certiorari.  On June 17, 2021, the Supreme Court issued its decision in the Nestle and Cargill cases, holding that the allegations of domestic conduct in the cases were general corporate activity insufficient to establish subject matter jurisdiction.  As a result, the Supreme Court remanded the cases for dismissal.  On June 28, 2021, the Supreme Court denied CACI’s petition for a writ of certiorari.

On July 16, 2021, the District Court granted CACI’s consent motion to lift the stay of the action, and ordered the parties to submit status reports to the District Court by August 4, 2021.  On July 23, 2021, CACI filed a motion to dismiss the action for lack of subject matter jurisdiction based on, among other things, the recent Supreme Court decision in the Nestle and Cargill cases.

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

The ranges of high and low sales prices of our common stock quoted on the New York Stock Exchange for each quarter during the fiscal years ended June 30, 2021 and 2020 were as follows:

	2021		2020
Quarter	High	Low	High	Low
1st	$241.20	$190.16	$235.00	$195.17
2nd	$251.41	$198.46	$252.69	$215.00
3rd	$263.77	$215.18	$288.59	$156.15
4th	$266.96	$246.32	$266.31	$199.56

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

As of July 28, 2021, the number of stockholders of record of our common stock was approximately 184.  The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2021	9,990	$251.03	1,258,062	241,938
May 2021	—	—	—	—
June 2021	—	—	—	—
Total	9,990	$251.03	1,258,062

The following graph compares the cumulative 5-year total return to shareholders on CACI International Inc’s common stock relative to the cumulative total returns of the Russell 1000 index and the Dow Jones U.S. Computer Services Total Stock Market index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2016 and tracks it through June 30, 2021.

Comparison of Five Year Cumulative Total Returns

Performance Graph for

CACI International Inc

$100 invested on 6/30/16 in stock or index—including reinvestment of dividends.  Fiscal year ending June 30.

	June 30,
	2016	2017	2018	2019	2020	2021
CACI International Inc	$100.00	$138.31	$186.43	$226.29	$239.88	$282.18
Russell 1000	$100.00	$118.03	$135.19	$148.73	$159.86	$228.71
Dow Jones U.S. Computer Services Index	$100.00	$113.95	$124.33	$134.76	$130.56	$173.88

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected financial data included below is from our audited financial statements for each of the fiscal years in the five years ended June 30, 2021. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the Notes thereto, included in Part II in this Annual Report on Form 10-K.

Income Statement Data

	Years Ended June 30,
	2021	2020	2019	2018 (1)	2017
	(amounts in thousands, except per share data)
Revenue	$6,044,135	$5,720,042	$4,986,341	$4,467,860	$4,354,617
Costs of revenue	5,504,684	5,262,346	4,608,474	4,127,160	4,057,356
Net income	457,443	321,480	265,604	301,171	163,671
Earnings per common share and common share equivalent:
Basic:
Weighted-average shares outstanding	24,705	25,031	24,833	24,616	24,401
Earnings per share	$18.52	$12.84	$10.70	$12.23	$6.71
Diluted:
Weighted-average shares and equivalent shares outstanding	24,992	25,485	25,395	25,255	25,069
Earnings per share	$18.30	$12.61	$10.46	$11.93	$6.53

(1)	Net income for FY2018 includes $103.3 million or $4.09 per diluted share of estimated tax benefits related to enactment of the Tax Cuts and Jobs Act on December 22, 2017.

Balance Sheet Data

	As of June 30,
	2021	2020	2019	2018	2017
	(amounts in thousands)
Total assets	$6,172,372	$5,542,472	$5,086,843	$4,034,206	$3,911,082
Long-term obligations	2,622,293	2,112,003	2,023,655	1,187,458	1,317,297
Working capital	446,375	316,727	339,798	392,210	353,158
Shareholders’ equity	2,665,278	2,661,310	2,371,466	2,106,887	1,793,721

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

Some of our key initiatives include the following:

•	Continue to grow organic revenue across our large, addressable market;
•	Recruit and hire a world class workforce to execute on our growing backlog;
•	Deliver strong profitability and robust cash flows from operations;
•	Differentiate ourselves through our investment, including our strategic mergers and acquisition program allowing us to enhance our current capabilities and create new customer access points; and
•	Continue our unwavering commitment to our customers while supporting the communities in which we work and live.

Budget Environment

We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. On August 2, 2019, the Bipartisan Budget Act of 2019 (BBA 2019) was signed into law. BBA 2019 called for defense spending, including Overseas Contingency Operations (OCO) funds, of $738 billion in government fiscal year (GFY) 2020 and $740.5 billion in GFY 2021. Both represent increases from GFY 2019 levels of $716 billion. On January 1, 2021, the $740 billion National Defense Authorization Act (NDAA) for GFY 2021 became law. For GFY 2022, the Biden administration has released a budget proposal that calls for an increase in aggregate defense spending of 1.6% from GFY 2021. We believe that bipartisan support remains for continued investment in the areas of defense and national security.

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

When a performance obligation has a significant degree of interrelation or interdependence between one month’s deliverables and the next, when there is an award or incentive fee, or when there is a significant degree of customization or modification, the Company generally records revenue using a percentage of completion method.  For these revenue arrangements, substantially all revenue is recognized over time using a cost-to-cost input method based on the ratio of costs incurred to date to total estimated costs at completion. When estimates of total costs to be incurred on a contract exceed total revenue, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

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

The fair values of the assets acquired and liabilities assumed were preliminarily determined using income, market and cost valuation methods. The income approach was primarily used to value the customer relationships intangible assets. The income approach indicates value for an asset or liability based on the present value of cash flow projected to be generated over the remaining economic life of the asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, operational performance including company specific synergies, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows are adjusted to reflect the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The adjusted future cash flows are then discounted to present value using an appropriate discount rate. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The fair values of the tangible assets and acquired liabilities assumed, were determined using a combination of market and cost valuation methods. The market approach is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities, or a group of assets and liabilities. Valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility.

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

We evaluate goodwill as of the first day of the fiscal fourth quarter.  In addition, we will perform interim impairment testing should circumstances requiring it arise.  We completed our annual goodwill assessment as of April 1, 2021 and no impairment charge was necessary as a result of this assessment.  We have concluded that none of our reporting units are at risk of a goodwill impairment in the near term as their fair values are considerably greater than their carrying values.

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

Recent Accounting Pronouncements

See Note 3, Recently Issued Accounting Pronouncements, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information.

Results of Operations

The following table sets forth the relative percentage that certain items of expense and earnings bear to revenue for the three most recent fiscal years ended.

Consolidated Statements of Operations

Years ended June 30,

				Year to Year Change
	2021	2020	2019	2020 to 2021		2019 to 2020
	Dollars			Dollars	Percent	Dollars	Percent
	(dollar amounts in thousands)
Revenue	$6,044,135	$5,720,042	$4,986,341	$324,093	5.7%	$733,701	14.7%
Costs of revenue:
Direct costs	3,930,707	3,719,056	3,304,053	211,651	5.7	415,003	12.6
Indirect costs and selling expenses	1,448,614	1,432,602	1,218,544	16,012	1.1	214,058	17.6
Depreciation and amortization	125,363	110,688	85,877	14,675	13.3	24,811	28.9
Total costs of revenue	5,504,684	5,262,346	4,608,474	242,338	4.6	653,872	14.2
Income from operations	539,451	457,696	377,867	81,755	17.9	79,829	21.1
Interest expense and other, net	39,836	56,059	49,958	(16,223)	(28.9)	6,101	12.2
Income before income taxes	499,615	401,637	327,909	97,978	24.4	73,728	22.5
Income taxes	42,172	80,157	62,305	(37,985)	(47.4)	17,852	28.7
Net income	$457,443	$321,480	$265,604	$135,963	42.3	$55,876	21.0

Revenue.  For the twelve months ended June 30, 2021, total revenue was $6.0 billion, 5.7 percent greater than last year with 5.0 percent from organic revenue growth.  The remaining growth in revenue was attributable to acquired revenues.  Out of our primary customer groups, Department of Defense and Federal Civilian revenue increased by $186.0 million and $117.9 million, respectively, compared with the same period a year ago.

The following table summarizes revenue by customer type with related percentages of revenue for the three most recent fiscal years:

	Years Ended June 30,
	2021		2020		2019
	(dollars in thousands)
Department of Defense	$4,185,292	69.3%	$3,999,261	69.9%	$3,489,854	70.0%
Federal Civilian Agencies	1,585,672	26.2	1,467,801	25.7	1,263,681	25.3
Commercial and other	273,171	4.5	252,980	4.4	232,806	4.7
Total	$6,044,135	100.0%	$5,720,042	100.0%	$4,986,341	100.0%
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

Direct Costs.  For the twelve months ended June 30, 2021, direct costs increased by $211.7 million or 5.7 percent, compared with the same period a year ago. The increase is primarily related to direct and subcontractor labor costs from organic growth on existing programs and higher other direct costs against our revenue arrangements, partially offset by a reduction in travel related expenses. As a percentage of revenue, total direct costs were 65.0 percent and 65.0 percent, respectively, for FY2021 and FY2020.

Indirect Costs and Selling Expenses.  For the twelve months ended June 30, 2021, indirect costs and selling expenses increased by $16.0 million or 1.1 percent, compared with the same period a year ago.  The increase is primarily related to increased labor-related expenses, including fringe benefits, and purchases of other professional services, partially offset by reduced indirect travel, incentive compensation and bid and proposal (B&P) costs.

Depreciation and Amortization.  For the twelve months ended June 30, 2021, depreciation and amortization expense increased by $14.7 million or 13.3 percent, compared with the same period a year ago.  This increase was primarily attributable to intangible amortization from acquisitions and increased depreciation from higher property and equipment balances.

Interest Expense and Other, Net.  For the twelve months ended June 30, 2021, interest expense and other, net decreased by $16.2 million or 28.9 percent, compared with the same period a year ago.  The decrease in interest expense is primarily attributable to lower average outstanding debt balances on the Company’s Credit Facility and lower interest rates.

Income Taxes.  The effective income tax rate in FY2021, FY2020, and FY2019, was 8.4 percent, 20.0 percent, and 19.0 percent, respectively. The effective income tax rate decreased in FY2021 primarily as a result of the $56.2 million benefit related to the carryback of the federal tax net operating loss (NOL) pursuant to provisions under the CARES Act (see Note 20), as well as an increase in research and development credits for past and current year tax filings.

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

As of June 30, 2021, the Company had total backlog of $24.2 billion, compared with $21.6 billion a year ago, an increase of 12.0 percent.  Contract awards in FY2021 were $9.2 billion, a decrease of 20.7 percent compared with the same period a year ago.  Funded backlog as of June 30, 2021 was $3.3 billion.  The total backlog consists of remaining performance obligations (see Note 11, Revenue Recognition, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K) plus unexercised options.

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

As discussed further within Item 1A, Risk Factors in this Annual Report on Form 10-K, our earnings and margins may vary based on the mix of our contract types.  We generated the following revenue on our cost-plus-fee, fixed-price, and time-and-materials contracts during each of the last three fiscal years:

	Years Ended June 30,
	2021		2020		2019
	(dollars in thousands)
Cost-plus-fee	$3,504,838	58.0%	$3,274,707	57.2%	$2,764,291	55.4%
Firm fixed-price	1,769,841	29.3	1,629,475	28.5	1,465,559	29.4
Time and materials	769,456	12.7	815,860	14.3	756,491	15.2
Total	$6,044,135	100.0%	$5,720,042	100.0%	$4,986,341	100.0%

Effects of Inflation

During FY2021, 58.0 percent of our revenue was generated under cost-reimbursable contracts which automatically adjust revenue to cover costs that are affected by inflation.  12.7 percent of our revenue was generated under T&M contracts, where labor rates for many of the services provided are often fixed for several years. Under certain T&M contracts containing IDIQ procurement arrangements, we adjust labor rates annually as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our T&M and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.

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

The Company has a $2,438.4 million Credit Facility, which consists of an $1,500.0 million Revolving Facility and a $938.4 million Term Loan.  The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of June 30, 2021, $797.6 million was outstanding under the Term Loan, $945.0 million was outstanding under the Revolving Facility and no borrowings on the swing line.

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

A summary of the change in cash and cash equivalents is presented below:

	Years Ended June 30,
	2021	2020	2019
	(dollar amounts in thousands)
Net cash provided by operating activities	$592,215	$518,705	$555,297
Net cash used in investing activities	(426,646)	(178,529)	(1,127,982)
Net cash provided by (used in) financing activities	(190,596)	(303,394)	579,556
Effect of exchange rate changes on cash	5,822	(1,574)	(1,037)
Net change in cash and cash equivalents	(19,205)	35,208	5,834

Cash and cash equivalents were $88.0 million and $107.2 million as of June 30, 2021 and 2020, respectively.

Our operating cash flow was $592.2 million and $518.7 million for FY2021 and FY2020, respectively.  This represents an increase of $73.5 million or 14.2 percent.  The year-over-year increase primarily relates to increases of $136.0 million in FY2021 net income and $52.5 million related to deferrals of employer related social security taxes under the CARES Act, partially offset by $89.6 million of other net unfavorable working capital changes and a $25.4 million decrease in net cash received from the Company's MARPA.

Cash used in investing activities was $426.6 million and $178.5 million during FY2021 and FY2020, respectively. During FY2021 we paid $356.3 million for business acquisitions, as compared to $106.2 million during FY2020.  Capital expenditures of $73.1 million and $72.3 million during FY2021 and FY2020, respectively, accounted for a majority of the remaining funds used in investing activities.

Cash used in financing activities was $190.6 million and $303.4 million during FY2021 and FY2020, respectively.  During FY2021, we had net borrowings of $329.1 million under our Credit Facility compared to net repayments of $262.9 million in FY2020.  During FY2021, our net borrowings were primarily used to finance the $500.0 million repurchase of our common stock (as discussed in Note 26).  During FY2021 and FY2020 we also paid taxes on the settlement of employee equity transactions of $19.7 million and $31.4 million, respectively.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no material off-balance sheet financing arrangements.  We had contractual commitments to repay debt, make payments under operating leases, and settle tax and other liabilities.  The following table summarizes our contractual obligations as of June 30, 2021 that require us to make future cash payments:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(amounts in thousands)
Contractual obligations (1):
Bank credit facility-term loan (2)	$797,635	$46,920	$750,715	$—	$—
Bank credit facility-revolver loan (2)	945,000	—	945,000	—	—
Interest payments (3)	58,316	22,624	35,692	—	—
Operating leases (4)	466,826	72,160	150,286	116,572	127,808
Deferred consideration (5)	830	830	—	—	—
Other long-term liabilities
Deferred compensation (6)	124,020	19,530	9,399	5,509	89,582
Transition tax (7)	5,071	575	2,623	1,873	—
Deferred payroll taxes (8)	93,120	46,560	46,560	—	—
Total	$2,490,818	$209,199	$1,940,275	$123,954	$217,390

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
(3)

Interest payments are estimated through the maturity date of the Term Loan.  Variable rate interest obligations are estimated based on rates as of June 30, 2021.  Interest payments under the Revolving Facility have been excluded because a reasonable estimate of the timing and amount of cash out flows cannot be determined.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $800.00 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rate, interest expense on our variable rate debt for the twelve months ended June 30, 2021 would have fluctuated by approximately $7.3 million.

Approximately 2.9 percent and 2.9 percent of our total revenue in FY2021 and FY2020, respectively, was generated from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange rate fluctuations. To the extent that it is not possible to do so, there is some risk that profits will be affected by foreign currency exchange rate fluctuations. As of June 30, 2021, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $48.9 million. Although these balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to reinvest earnings from our foreign subsidiaries.  This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2021. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

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

With the participation of our CEO and CFO, we performed an evaluation of the effectiveness of the internal control over financial reporting to comply with the rules on internal control over financial reporting issued pursuant to the Sarbanes-Oxley Act of 2002. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on the evaluation procedures, our management, including the CEO and CFO, concluded that, as of June 30, 2021, our internal control over financial reporting was effective based on those criteria. In addition, our independent registered public accounting firm evaluated the effectiveness of our internal control over financial reporting.

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

Item 10. Directors, Executive Officers and Corporate Governance

Except for the specific disclosures below, the information required by this Item 10 is included under the headings “Executive Officers” and “Corporate Governance” in our 2021 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2021 (2021 Proxy Statement) and is incorporated by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be incorporated herein by reference to the Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 will be incorporated herein by reference to the Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 will be incorporated herein by reference to the Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be incorporated herein by reference to the Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

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

(3)	Exhibits

See exhibits listed under Part (b) below.

(b)	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Purchase and Sale Agreement dated January 25, 2019, by and among Legos Holdings, LLC, Legos Intermediate Holdings, LLC, CoVant Technologies II LLC - Series LGS, Madison Dearborn Capital Partners VI-C, L.P. MDCP Legos Blocker, Inc. CACI, Inc. – Federal and Legos Holdings, LLC in its capacity as the initial seller representative.		8-K	January 30, 2019	2.1

3.1	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 16, 2017.		8-K	March 21, 2017	3.1

4.1	Description of the Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934.		10-K	August 14, 2020	4.1

10.1	Amendment No. 2 to the Master Accounts Receivable Purchase Agreement dated December 28, 2018, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 30, 2020	10.1

10.2	Master Confirmation by and between CACI International Inc and JPMorgan Chase Bank dated March 12, 2021.		10-Q	April 22, 2021	10.1

10.3	Supplemental Confirmation by and between CACI International Inc and JPMorgan Chase Bank dated March 12, 2021.		10-Q	April 22, 2021	10.2

10.4	Credit Agreement by and among CACI International Inc as borrower; Bank of America, N.A. as administrative agent, swing line lender and L/C issuer; JP Morgan Chase Bank, N.A., as syndication agent; and each of the lenders named therein.		8-K	October 27, 2010	10.1

10.5	Amendment dated May 17, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 19, 2011	10.2

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.6	Amendment dated November 18, 2011 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 22, 2011	10.3

10.7	Lender Joinder and Increase Agreement dated as of October 26, 2012 between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	October 31, 2012	10.4

10.8	Amendment dated August 6, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	August 12, 2013	10.4

10.9	Amendment dated October 31, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 5, 2013	10.5

10.10	Amendment dated November 15, 2013 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	November 18, 2013	10.6

10.11	Amendment dated April 22, 2015 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	April 28, 2015	10.7

10.12	Amendment dated May 21, 2015 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 27, 2015	10.8

10.13	Eighth Amendment dated January 29, 2016 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	February 3, 2016	10.9

10.14	First Incremental Facility Amendment dated February 1, 2016 to the Credit Agreement dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	February 3, 2016	10.10

10.15	Ninth Amendment dated May 3, 2018 to the Credit Agreement, dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 9, 2018	10.1

10.16	Incremental Facility Amendment dated January 17, 2019, to the Credit Agreement, dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	January 24, 2019	10.1

10.17	Tenth Amendment dated May 8, 2019 to the Credit Agreement, dated October 21, 2010, between CACI International Inc, Bank of America, N.A. and a consortium of participating banks.		8-K	May 14, 2019	10.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.18	Master Accounts Receivable Purchase Agreement, dated December 28, 2018, among CACI International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	January 4, 2019	10.1

10.19	Performance Undertaking, dated December 28, 2018, made by CACI International Inc in favor of MUFG Bank, Ltd., as Administrative Agent, for the benefit of the purchasers.		8-K	January 4, 2019	10.2

10.20	Amendment No. 1 to Master Accounts Receivable Purchase Agreement dated December 28, 2018, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 27, 2019	10.1

10.21	The 2002 Employee Stock Purchase Plan of CACI International Inc, as amended. *		Def 14A	October 3, 2019	Appendix A

10.22	Amended and Restated Management Stock Purchase Plan of CACI International Inc. *		10-K	August 27, 2008	10.5

10.23	Amendment to the CACI International Inc Management Stock Purchase Plan dated June 23, 2010. *		10-K	August 25, 2010	10.34

10.24	Form of Restricted Stock Unit (RSU) Agreement under CACI International Inc Management Stock Purchase Plan. *		S-8	February 6, 2012	10.13

10.25	Amended and Restated Director Stock Purchase Plan of CACI International Inc. *		10-Q	May 4, 2012	10.1

10.26	Form of Stock Grant Agreement under CACI International Inc Director Stock Purchase Plan. *		S-8	February 6, 2012	10.15

10.27	CACI International Inc 2006 Stock Incentive Plan, as amended and restated. *		Def 14A	October 6, 2011	Appendix A

10.28	Form of CACI International Inc 2006 Stock Incentive Plan Performance Restricted Stock Unit Grant Agreement. *		10-Q	February 4, 2011	10.2

10.29	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc 2016 Stock Incentive Plan. *		8-K	December 1, 2017	10.1

10.30	Form of Non-Employee Director Restricted Stock Unit Grant Agreement. *		10-K	August 29, 2011	10.30

10.31	CACI International Inc 2016 Amended and Restated Incentive Compensation Plan. *		Def 14A	October 1, 2020	Appendix A

10.32	Form of RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan. *		10-K	August 21, 2017	10.31

10.33	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan. *		10-K	August 14, 2020	10.30

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.34	Form of Non-Employee Director Restricted Stock Unit Grant Agreement issued pursuant to the 2016 Incentive Compensation Plan. *		10-K	August 21, 2017	10.30

10.35	Severance Compensation Agreement dated October 1, 2007 between Thomas A. Mutryn and CACI International Inc. *		S-1/A	October 9, 2007	10.25

10.36	Severance Compensation Agreement dated June 16, 2008 between Gregory R. Bradford and CACI International Inc. *		10-K	August 27, 2008	10.23

10.37	Supplemental Executive Retirement Plan dated June 3, 2019 between John S. Mengucci and CACI International Inc. *		10-K	August 21, 2019	10.32

10.38	Employment Agreement dated July 1, 2019 between John S. Mengucci and CACI International Inc. *		10-K	August 21, 2019	10.33

21.1	Significant Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Denotes a management contract, compensatory plan, or arrangement.

Report of Management on Internal Control Over Financial Reporting

August 17, 2021

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2021.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included herein and has reported on the Company’s internal control over financial reporting as of June 30, 2021.

/s/ John S. Mengucci	/s/ Thomas A. Mutryn
John S. Mengucci	Thomas A. Mutryn
President,	Executive Vice President and
Chief Executive Officer and Director	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CACI International Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CACI International Inc (the Company) as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 17, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the account or disclosures to which they relate.

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

Valuation of Acquired Intangible Assets
Description of the matter

As described in Notes 2 and 4 to the consolidated financial statements, the Company completed the acquisition of Ascent Vision Technologies (AVT) during the year ended June 30, 2021. The Company’s accounting for the acquisition included determining the fair value of the intangible assets acquired, which primarily included technology and customer relationships.

Auditing the Company's accounting for the acquired intangible assets of AVT involved subjective auditor judgment due to the significant estimation required in management’s determination of the fair value of intangible assets. The significant estimation was primarily due to the sensitivity of the respective fair values to underlying assumptions including discount rates, projected revenue growth rates and profit margins. These assumptions relate to the future performance of the acquired business, are forward-looking and could be affected by future economic and market conditions.

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

To test the fair value of these acquired intangible assets, our audit procedures included, among others, evaluating the Company's use of valuation methodologies, evaluating the prospective financial information and testing the completeness and accuracy of underlying data. We involved our valuation specialists to assist in testing the significant assumptions used to value the acquired intangible assets.  For example, we compared the significant assumptions to current industry, market and economic trends, historical results of the acquired business and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Tysons, Virginia

August 17, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CACI International Inc

Opinion on Internal Control over Financial Reporting

We have audited CACI International Inc’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CACI International Inc (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes and our report dated August 17, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia

August 17, 2021

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Fiscal Year Ended June 30,
	2021	2020	2019
Revenue	$6,044,135	$5,720,042	$4,986,341
Costs of revenue:
Direct costs	3,930,707	3,719,056	3,304,053
Indirect costs and selling expenses	1,448,614	1,432,602	1,218,544
Depreciation and amortization	125,363	110,688	85,877
Total costs of revenue	5,504,684	5,262,346	4,608,474
Income from operations	539,451	457,696	377,867
Interest expense and other, net	39,836	56,059	49,958
Income before income taxes	499,615	401,637	327,909
Income taxes	42,172	80,157	62,305
Net income	$457,443	$321,480	$265,604
Basic earnings per share	$18.52	$12.84	$10.70
Diluted earnings per share	$18.30	$12.61	$10.46
Weighted-average basic shares outstanding	24,705	25,031	24,833
Weighted-average diluted shares outstanding	24,992	25,485	25,395

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Fiscal Year Ended June 30,
	2021	2020	2019
Net income	$457,443	$321,480	$265,604
Other comprehensive income (loss):
Foreign currency translation adjustment	22,656	(4,990)	(6,103)
Effects of post-retirement adjustments, net of tax	585	141	(109)
Change in fair value of interest rate swap agreements, net of tax	12,753	(24,280)	(17,914)
Other comprehensive income (loss), net of tax	35,994	(29,129)	(24,126)
Comprehensive income	$493,437	$292,351	$241,478

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$88,031	$107,236
Accounts receivable, net	879,851	841,227
Prepaid expenses and other current assets	363,294	137,423
Total current assets	1,331,176	1,085,886
Goodwill	3,632,578	3,407,110
Intangible assets, net	476,106	406,885
Property and equipment, net	190,444	170,521
Operating lease right-of-use assets	356,887	330,767
Supplemental retirement savings plan assets	102,984	96,355
Accounts receivable, long-term	12,159	9,629
Other long-term assets	70,038	35,319
Total assets	$6,172,372	$5,542,472
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,920	$46,920
Accounts payable	148,636	89,961
Accrued compensation and benefits	409,275	338,760
Other accrued expenses and current liabilities	279,970	293,518
Total current liabilities	884,801	769,159
Long-term debt, net of current portion	1,688,919	1,357,519
Supplemental retirement savings plan obligations, net of current portion	104,490	103,004
Deferred income taxes	327,230	213,096
Operating lease liabilities, noncurrent	363,302	309,680
Other long-term liabilities	138,352	128,704
Total liabilities	3,507,094	2,881,162
Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,676 issued and 23,554 outstanding at June 30, 2021 and 42,525 issued and 25,093 outstanding at June 30, 2020	4,268	4,253
Additional paid-in capital	484,260	573,744
Retained earnings	3,189,087	2,731,644
Accumulated other comprehensive loss	(36,291)	(72,285)
Treasury stock, at cost (19,122 and 17,432 shares, respectively)	(976,181)	(576,181)
Total CACI shareholders’ equity	2,665,143	2,661,175
Noncontrolling interest	135	135
Total shareholders’ equity	2,665,278	2,661,310
Total liabilities and shareholders’ equity	$6,172,372	$5,542,472

See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal Year Ended June 30,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$457,443	$321,480	$265,604
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	125,363	110,688	85,877
Amortization of deferred financing costs	2,320	2,346	2,406
Non-cash lease expense	77,148	73,248	—
Loss on extinguishment of debt	—	—	363
Loss on disposal of assets	6	190	70
Stock-based compensation expense	30,463	29,302	25,272
Deferred income taxes	108,973	17,874	(1,009)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(38,162)	34,550	96,754
Prepaid expenses and other assets	(15,766)	(38,432)	(5,372)
Accounts payable and other accrued expenses	49,812	(24,406)	70,692
Accrued compensation and benefits	68,742	46,769	8,387
Income taxes payable and receivable	(231,971)	(25,118)	1,119
Deferred rent	—	—	(538)
Operating lease liabilities	(73,057)	(74,928)	—
Long-term liabilities	30,901	45,142	5,672
Net cash provided by operating activities	592,215	518,705	555,297
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(73,129)	(72,303)	(47,902)
Cash paid for business acquisitions, net of cash acquired	(356,261)	(106,226)	(1,082,809)
Other	2,744	—	2,729
Net cash used in investing activities	(426,646)	(178,529)	(1,127,982)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	3,290,000	1,698,000	2,531,500
Principal payments made under bank credit facilities	(2,960,920)	(1,960,920)	(1,928,420)
Payment of financing costs under bank credit facilities	—	—	(3,177)
Payment of contingent consideration	—	(8,700)	(616)
Proceeds from employee stock purchase plans	9,181	7,432	5,702
Repurchases of common stock	(509,137)	(7,806)	(5,838)
Payment of taxes for equity transactions	(19,720)	(31,400)	(19,595)
Net cash provided by (used in) financing activities	(190,596)	(303,394)	579,556
Effect of exchange rate changes on cash and cash equivalents	5,822	(1,574)	(1,037)
Net change in cash and cash equivalents	(19,205)	35,208	5,834
Cash and cash equivalents, beginning of year	107,236	72,028	66,194
Cash and cash equivalents, end of year	$88,031	$107,236	$72,028
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$142,177	$79,071	$68,303
Cash paid during the period for interest	$36,137	$50,986	$44,673
Non-cash financing and investing activities:
Accrued capital expenditures	950	1,078	8,223
Landlord sponsored tenant incentives	$16,363	$2,925	$5,180
See Notes to Consolidated Financial Statements.

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares Amount		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, June 30, 2018	42,139	$4,214	$570,964	$2,126,790	$(19,030)	17,434	$(576,186)	$2,106,752	$135	$2,106,887
Net income	—	—	—	265,604	—	—	—	265,604	—	265,604
Cumulative effect adjustment of ASC 606, net of taxes	—	—	—	17,770	—	—	—	17,770	—	17,770
Stock-based compensation expense	—	—	25,272	—	—	—	—	25,272	—	25,272
Tax withholdings on restricted share vestings	175	17	(19,572)	—	—	—	—	(19,555)	—	(19,555)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(17,914)	—	—	(17,914)	—	(17,914)
Currency translation adjustment	—	—	—	—	(6,103)	—	—	(6,103)	—	(6,103)
Repurchases of common stock	—	—	(392)	—	—	34	(5,446)	(5,838)	—	(5,838)
Treasury stock issued under stock purchase plans	—	—	5	—	—	(34)	5,447	5,452	—	5,452
Post-retirement benefit costs	—	—	—	—	(109)	—	—	(109)		(109)
BALANCE, June 30, 2019	42,314	$4,231	$576,277	$2,410,164	$(43,156)	17,434	$(576,185)	$2,371,331	$135	$2,371,466
Net income	—	—	—	321,480	—	—	—	321,480	—	321,480
Stock-based compensation expense	—	—	29,302	—	—	—	—	29,302	—	29,302
Tax withholdings on restricted share vestings	211	22	(31,293)	—	—	—	—	(31,271)	—	(31,271)
Change in fair value of interest rate swap agreements, net	—	—	—	—	(24,280)	—	—	(24,280)	—	(24,280)
Currency translation adjustment	—	—	—	—	(4,990)	—	—	(4,990)	—	(4,990)
Repurchases of common stock	—	—	(622)	—	—	34	(7,184)	(7,806)	—	(7,806)
Treasury stock issued under stock purchase plans	—	—	80	—	—	(36)	7,188	7,268	—	7,268
Post-retirement benefit costs	—	—	—	—	141	—	—	141	—	141
BALANCE, June 30, 2020	42,525	$4,253	$573,744	$2,731,644	$(72,285)	17,432	$(576,181)	$2,661,175	$135	$2,661,310
Net income	—	—	—	457,443	—	—	—	457,443	—	457,443
Stock-based compensation expense	—	—	30,463	—	—	—	—	30,463	—	30,463
Tax withholdings on restricted share vestings	151	15	(19,734)	—	—	—	—	(19,719)	—	(19,719)
Change in fair value of interest rate swap agreements, net	—	—	—	—	12,753	—	—	12,753	—	12,753
Currency translation adjustment	—	—	—	—	22,656	—	—	22,656	—	22,656
Repurchases of common stock	—	—	(100,232)	—	—	1,731	(408,905)	(509,137)	—	(509,137)
Treasury stock issued under stock purchase plans	—	—	19	—	—	(41)	8,905	8,924	—	8,924
Post-retirement benefit costs	—	—	—	—	585	—	—	585	—	585
BALANCE, June 30, 2021	42,676	$4,268	$484,260	$3,189,087	$(36,291)	19,122	$(976,181)	$2,665,143	$135	$2,665,278

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

When a performance obligation has a significant degree of interrelation or interdependence between one month’s deliverables and the next, when there is an award or incentive fee, or when there is a significant degree of customization or modification, the Company generally records revenue using a percentage of completion method.  For these revenue arrangements, substantially all revenue is recognized over time using a cost-to-cost input method based on the ratio of costs incurred to date to total estimated costs at completion. When estimates of total costs to be incurred on a contract exceed total revenue, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

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

In addition, the costs to fulfill and obtain a contract are considered for capitalization based on contract specific facts and circumstances.  The incremental costs to fulfill a contract (e.g., ramp up costs at the beginning of the period of performance) may be capitalized when expenses are incurred prior to satisfying a performance obligation.  The incremental costs of obtaining a contract (e.g., sales commissions) are capitalized as an asset when the Company expects to recover them either directly or indirectly through the revenue arrangement’s profit margins.  These capitalized costs are subsequently expensed over the revenue arrangement’s period of performance.  The Company has elected to apply the practical expedient to immediately expense the costs to obtain a contract when the performance obligation will be completed within twelve months of contract inception.

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

The Company evaluates goodwill as of the first day of the fiscal fourth quarter.  In addition, the Company will perform interim impairment testing should circumstances requiring it arise.  The Company completed its annual goodwill assessment as of April 1, 2021 and no impairment charge was necessary as a result of this assessment.

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

The fair value of the Company’s debt under its bank credit facility approximates its carrying value at June 30, 2021. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities.

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

Other Comprehensive Income (Loss)

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenue, expenses, and gains and losses that under U.S. GAAP are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income consist of foreign currency translation adjustments; the changes in the fair value of interest rate swap agreements, net of tax of $4.5 million, $8.7 million and $6.4 million for the years ended June 30, 2021, 2020 and 2019, respectively; and differences between actual amounts and estimates based on actuarial assumptions and the effect of changes in actuarial assumptions made under the Company’s post-retirement benefit plans, net of tax (see Note 17).

As of June 30, 2021 and 2020, accumulated other comprehensive loss included a loss of $15.9 million and $38.6 million, respectively, related to foreign currency translation adjustments, a loss of $20.5 million and $33.2 million, respectively, related to the fair value of its interest rate swap agreements, and a gain of $0.1 million and a loss of $0.5 million, respectively, related to unrecognized post-retirement costs.

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

NOTE 4. ACQUISITIONS

Year Ended June 30, 2021

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

The Company recognized fair values of the assets acquired and liabilities assumed and allocated $139.2 million to goodwill and $83.9 million to intangible assets.  The goodwill is largely attributable to the assembled workforce of Mastodon and expected synergies between the Company and Mastodon.  The intangible assets consist of customer relationships of $19.8 million and technology of $64.1 million.  The fair value attributed to intangible assets is being amortized on an accelerated basis over approximately 20 years for customer relationships and over a range of approximately 5 to 9 years for technology.  The fair value attributed to the intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques.  Of the value attributed to goodwill and intangible assets, approximately $223.1 million is deductible for income tax purposes.

LGS

On March 1, 2019, CACI acquired all of the equity interests of Legos Intermediate Holdings, LLC and MDCP Legos Blocker, Inc., the parent companies of LGS Innovations (LGS).  The purchase consideration was $758.2 million.  LGS is a leading provider of SIGINT and cyber products and solutions to the Intelligence Community and Department of Defense.

The Company recognized fair values of the assets acquired and liabilities assumed and allocated $530.8 million to goodwill and $147.7 million to intangible assets.  The goodwill is largely attributable to the assembled workforce of LGS and expected synergies between the Company and LGS.  The intangible assets consist of customer relationships of $86.9 million and technology of $60.8 million. The estimated fair value attributed to intangible assets is being amortized on an accelerated basis over approximately 20 years for customer relationships and over a range of approximately 5 to 15 years for technology.  The fair value attributed to the intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques.  Of the value attributed to goodwill and intangible assets, approximately $599.9 million is deductible for income tax purposes.

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

NOTE 5. ACCOUNTS RECEIVABLE

Total accounts receivable, net of allowance for doubtful accounts of $3.1 million, $3.0 million, and $4.2 million at June 30, 2021, 2020, and 2019, respectively, consisted of the following (in thousands):

	June 30,
	2021	2020
Billed and billable receivables	763,921	779,339
Unbilled receivables	115,930	61,888
Total accounts receivable, current	879,851	841,227
Unbilled receivables, long-term	12,159	9,629
Total accounts receivable	$892,010	$850,856

NOTE 6. GOODWILL

The changes in the carrying amount of goodwill for the years ended June 30, 2021 and 2020 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2019	$3,224,685	$111,394	$3,336,079
Goodwill acquired (1)	55,171	19,978	75,149
Foreign currency translation	—	(4,118)	(4,118)
Balance at June 30, 2020	$3,279,856	$127,254	$3,407,110
Goodwill acquired (1)	211,004	(1,478)	209,526
Foreign currency translation	887	15,055	15,942
Balance at June 30, 2021	$3,491,747	$140,831	$3,632,578

(1)	Includes goodwill initially allocated to new business combinations as well as measurement period adjustments.

NOTE 7. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30,
	2021 (1)	2020
Intangible assets
Customer contracts and related customer relationships	$601,509	$570,562
Acquired technologies	198,273	129,925
Other	7	8
Intangible assets	799,789	700,495
Less accumulated amortization
Customer contracts and related customer relationships	(276,496)	(271,708)
Acquired technologies	(47,185)	(21,900)
Other	(2)	(2)
Accumulated amortization	(323,683)	(293,610)
Total intangible assets, net	$476,106	$406,885

(1)	During FY2021, the Company removed $38.2 million in fully amortized intangible assets.

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to twenty years. The weighted-average period of amortization for customer contracts and related customer relationships as of June 30, 2021 is 17.8 years, and the weighted-average remaining period of amortization is 14.2 years. The weighted-average period of amortization for acquired technologies as of June 30, 2021 is 10.6 years, and the weighted-average remaining period of amortization is 8.8 years.

Amortization expense for the years ended June 30, 2021, 2020 and 2019 was $67.5 million, $59.3 million and $45.8 million, respectively. Expected amortization expense for each of the fiscal years through June 30, 2026 and for years thereafter is as follows (in thousands):

Amount
Year ending June 30, 2022	$68,594
Year ending June 30, 2023	65,164
Year ending June 30, 2024	57,811
Year ending June 30, 2025	50,551
Year ending June 30, 2026	42,939
Thereafter	191,047
Total intangible assets, net	$476,106

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,
	2021	2020
Equipment and furniture	$234,721	$214,107
Leasehold improvements	187,542	160,723
Property and equipment, at cost	422,263	374,830
Less accumulated depreciation and amortization	(231,819)	(204,309)
Total property and equipment, net	$190,444	$170,521

Depreciation expense, including amortization of leasehold improvements, was $57.9 million, $49.4 million and $36.4 million for the years ended June 30, 2021, 2020 and 2019, respectively.

NOTE 9. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following (in thousands):

	June 30,
	2021	2020
Accrued salaries and withholdings	$185,844	$178,293
Accrued leave	140,529	123,972
Accrued fringe benefits	36,342	36,495
Deferred payroll taxes	46,560	—
Total accrued compensation and benefits	$409,275	$338,760

NOTE 10. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following (in thousands):

	June 30,
	2021	2020
Vendor obligations	$68,001	$82,104
Deferred revenue (Note 12)	70,907	57,082
MARPA payable (Note 14)	62,159	57,020
Operating lease liabilities, current (Note 16)	61,280	67,549
Other	17,623	29,763
Total other accrued expenses and current liabilities	$279,970	$293,518

NOTE 11. REVENUE RECOGNITION

We disaggregate our revenue arrangements by contract type, customer, and whether the Company performs on the contract as the prime or subcontractor.  We believe that these categories allow for a better understanding of the nature, amount, timing, and uncertainty of revenue and cash flows arising from our contracts.

Revenue by Contract Type

The Company generated revenue on our cost-plus-fee, firm fixed-price, and time-and-materials contracts as follows during the year ended June 30, 2021 and 2020 (in thousands):

	Year Ended June 30, 2021			Year Ended June 30, 2020
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$3,504,838	$—	$3,504,838	$3,274,707	$—	$3,274,707
Firm fixed-price	1,651,343	118,498	1,769,841	1,524,381	105,094	1,629,475
Time and materials	712,211	57,245	769,456	757,584	58,276	815,860
Total	$5,868,392	$175,743	$6,044,135	$5,556,672	$163,370	$5,720,042

Customer Information

The Company generated revenue from our primary customer groups as follows during the year ended June 30, 2021 and 2020 (in thousands):

	Year Ended June 30, 2021			Year Ended June 30, 2020
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$4,185,292	$—	$4,185,292	$3,999,261	$—	$3,999,261
Federal civilian agencies	1,585,672	—	1,585,672	1,467,801	—	1,467,801
Commercial and other	97,428	175,743	273,171	89,610	163,370	252,980
Total	$5,868,392	$175,743	$6,044,135	$5,556,672	$163,370	$5,720,042

Prime or Subcontractor

The Company generated revenue as either the prime or subcontractor as follows during the year ended June 30, 2021 and 2020 (in thousands):

	Year Ended June 30, 2021			Year Ended June 30, 2020
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$5,284,761	$164,829	$5,449,590	$5,057,930	$153,436	$5,211,366
Subcontractor	583,631	10,914	594,545	498,742	9,934	508,676
Total	$5,868,392	$175,743	$6,044,135	$5,556,672	$163,370	$5,720,042

Expertise and Technology

The Company generated revenue as either the prime or subcontractor as follows during the year ended June 30, 2021 and 2020 (in thousands):

	Year Ended June 30, 2021			Year Ended June 30, 2020
	Domestic	International	Total	Domestic	International	Total
Expertise	$2,901,204	$71,762	$2,972,966	$2,938,379	$63,133	$3,001,512
Technology	2,967,188	103,981	3,071,169	2,618,293	100,237	2,718,530
Total	$5,868,392	$175,743	$6,044,135	$5,556,672	$163,370	$5,720,042

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

Based on changes in a contract’s EAC, a cumulative adjustment to revenue will be recorded.  For the twelve months June 30, 2021 and 2020, we recognized an increase to income before income taxes of $44.1 million ($1.30 per diluted share) and $33.0 million ($0.95 per diluted share), respectively.  The Company used its statutory tax rate when calculating the impact to diluted earnings per share.

Revenue recognized from previously satisfied performance obligations was $2.5 million for the twelve months ended June 30, 2021, compared with $10.5 million for the twelve months ended June 30, 2020.  The change in revenue generally relates to final true-up adjustments to our estimated award or incentive fees in the period in which we receive the customer’s final performance score or when we can determine that more objective, contractually-defined criteria have been fully satisfied.  During the twelve months ended June 30, 2020, the Company received notification that certain contract close out risks had been mitigated on previously satisfied performance obligations and therefore recorded a reduction to its established reserve amount.

Remaining Performance Obligations

The Company’s remaining performance obligations balance as of period end represents the expected revenue to be recognized for the satisfaction of remaining performance obligations on our existing contracts.  This balance excludes unexercised contract option years and task orders that may be issued underneath an IDIQ vehicle.  Our remaining performance obligations balance as of June 30, 2021 was $6.9 billion.

The Company expects to recognize approximately 85 percent of our remaining performance obligations balance as revenue over the next year and the remaining 15 percent thereafter.

NOTE 12. CONTRACT BALANCES

Contract assets are primarily comprised of conditional unbilled receivables in which revenue has been recognized but an invoice has not yet been issued to the customer as of the balance sheet date.  Contract assets exclude billed and billable receivables and are not stated above their net realizable value.

Contract liabilities are primarily comprised of advance payments in which consideration is received in advance of satisfying a performance obligation.

Net contract assets (liabilities) consisted of the following (in thousands):

Description of Contract Related Balance	Financial Statement Classification	June 30, 2021	June 30, 2020
Contract assets – current:
Unbilled receivables	Accounts receivable, net	$115,930	$61,888
Costs to obtain – short-term	Prepaid expenses and other current assets	4,144	3,492
Contract assets – noncurrent:
Unbilled receivables	Accounts receivable, long-term	12,159	9,629
Costs to obtain – long-term	Other long-term assets	9,584	7,708
Contract liabilities – current:
Deferred revenue and other contract liabilities – short-term	Other accrued expenses and current liabilities	(70,907)	(57,082)
Contract liabilities – noncurrent:
Deferred revenue and other contract liabilities – long-term	Other long-term liabilities	(6,837)	(6,507)
Net contract assets (liabilities)		$64,073	$19,128

For the year ended June 30, 2021 and 2020, respectively, we recognized $57.1 million and $48.7 million of revenue that was included in a previously recorded contract liability as of the beginning of the period.

NOTE 13. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30,
	2021	2020
Materials, purchased parts and supplies	$52,615	$36,692
Work in process	11,353	10,867
Finished goods	15,728	17,608
Total	$79,696	$65,167

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

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services.  The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of June 30, 2021.  Proceeds from the sold receivables are reflected in our operating cash flows on the statement of cash flows.

MARPA activity consisted of the following (in thousands):

	As of and for the Year Ended June 30,
	2021	2020
Beginning balance:	$200,000	$192,527
Sales of receivables	2,741,518	2,393,684
Cash collections	(2,759,491)	(2,386,211)
Outstanding balance sold to Purchaser: (1)	182,027	200,000
Cash collected, not remitted to Purchaser (2)	(62,159)	(57,020)
Remaining sold receivables	$119,868	$142,980

(1)

For the year ended June 30, 2021 and 2020, the Company recorded a net cash outflow in its cash flows from operating activities of $18.0 million and a net cash inflow of $7.5 million, respectively, from sold receivables.  MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.

(2)

Includes the cash collected on behalf of but not yet remitted to the Purchaser as of June 30, 2021 and 2020.  This balance is included in other accrued expenses and current liabilities as of the balance sheet date.

NOTE 15. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,
	2021	2020
Bank credit facility – term loans	$797,635	$844,555
Bank credit facility – revolver loans	945,000	569,000
Principal amount of long-term debt	1,742,635	1,413,555
Less unamortized discounts and debt issuance costs	(6,796)	(9,116)
Total long-term debt	1,735,839	1,404,439
Less current portion	(46,920)	(46,920)
Long-term debt, net of current portion	$1,688,919	$1,357,519

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,500.0 million. As of June 30, 2021, the Company had $945.0 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million until the balance is due in full on June 30, 2024. As of June 30, 2021, the Company had $797.6 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of June 30, 2021, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.33 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of June 30, 2021, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.

The aggregate maturities of long-term debt at June 30, 2021 are as follows (in thousands):

Year ending June 30,
2022	$46,920
2023	46,920
2024	1,648,795
Principal amount of long-term debt	1,742,635
Less unamortized discounts and debt issuance costs	(6,796)
Total long-term debt	$1,735,839

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the years ended June 30, 2021, 2020 and 2019 is as follows (in thousands):

	Interest Rate Swaps
	2021	2020	2019
Gain (loss) recognized in other comprehensive income	$(1,458)	$(26,915)	$(14,011)
Amounts reclassified to earnings from accumulated other comprehensive loss	14,211	2,635	(3,903)
Net current period other comprehensive income (loss)	$12,753	$(24,280)	$(17,914)

NOTE 16. LEASES

All of the Company’s leases are operating leases. The current portion of operating lease liabilities is included in other accrued expenses and current liabilities in our consolidated balance sheets. Lease balances in our consolidated balance sheet are as follows (in thousands):

	June 30,
	2021	2020
Operating lease right-of-use assets	$356,887	$330,767

Operating lease liabilities, current	61,280	67,549
Operating lease liabilities, noncurrent	363,302	309,680
	$424,582	$377,229

The Company’s total lease cost is recorded primarily within indirect costs and selling expenses and had the following impact on the consolidated statement of operations (in thousands):

	Fiscal Year Ended June 30,
	2021	2020
Operating lease cost	$89,254	$86,039
Short-term and variable lease cost	15,160	14,777
Sublease income	(379)	(1,201)
Total lease cost	$104,035	$99,615

The Company’s future minimum lease payments under non-cancelable operating leases at June 30, 2021 are as follows (in thousands):

Year ending June 30:
2022	$72,160
2023	78,333
2024	71,953
2025	63,032
2026	53,540
Thereafter	127,808
Total undiscounted lease payments	466,826
Less: imputed interest	(42,244)
Total discounted lease liabilities	$424,582

The weighted-average remaining lease term (in years) and weighted-average discount rate was 6.79 years and 2.76 percent, respectively.

Cash paid for operating leases was $85.2 million for the year ended June 30, 2021.  During the year ended June 30, 2021 operating lease liabilities arising from obtaining new ROU assets was $102.8 million, which includes all noncash changes arising from new or remeasured operating lease arrangements.

NOTE 17. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2021	2020
Interest rate swap agreements	$24,838	$43,168
Deferred and contingent acquisition consideration	—	740
Deferred revenue	6,837	6,507
Deferred payroll taxes	46,560	40,594
Accrued post-retirement obligations	6,980	6,715
Reserve for unrecognized tax benefits	31,617	8,869
Transition tax	4,496	5,071
Other	17,024	17,040
Total other long-term liabilities	$138,352	$128,704

Accrued post-retirement obligations include projected liabilities for benefits the Company is obligated to provide under long-term care, group health, and executive life insurance plans, each of which is unfunded. Plan benefits are provided to certain current and former executives, their dependents and other eligible employees, as defined. Post-retirement obligations also include accrued benefits under supplemental retirement benefit plans covering certain executives. The expense recorded under these plans was $1.3 million and $1.2 million during the years ended June 30, 2021 and 2020, respectively.

The Company has entered into floating-to-fixed interest rate swap agreements related to a portion of the Company’s floating rate indebtedness (see Note 15).  See Note 23 for fair values of the swap agreements as of June 30, 2021 and 2020.

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

	Domestic Operations	International Operations	Total
	(in thousands)
Year Ended June 30, 2021
Revenue from external customers	$5,868,392	$175,743	$6,044,135
Net income	432,912	24,531	457,443
Net assets	2,461,048	204,230	2,665,278
Goodwill	3,491,747	140,831	3,632,578
Total long-term assets	4,665,782	175,414	4,841,196
Total assets	5,898,869	273,503	6,172,372
Capital expenditures	69,610	3,519	73,129
Depreciation and amortization	121,725	3,638	125,363

Year Ended June 30, 2020
Revenue from external customers	$5,556,672	$163,370	$5,720,042
Net income	302,822	18,658	321,480
Net assets	2,482,283	179,027	2,661,310
Goodwill	3,279,856	127,254	3,407,110
Total long-term assets	4,297,885	158,701	4,456,586
Total assets	5,293,588	248,884	5,542,472
Capital expenditures	70,499	1,804	72,303
Depreciation and amortization	105,874	4,814	110,688

Year Ended June 30, 2019
Revenue from external customers	$4,829,450	$156,891	$4,986,341
Net income	249,793	15,811	265,604
Net assets	2,206,109	165,357	2,371,466
Goodwill	3,224,685	111,394	3,336,079
Total long-term assets	3,927,783	127,540	4,055,323
Total assets	4,876,399	210,444	5,086,843
Capital expenditures	46,406	1,496	47,902
Depreciation and amortization	81,205	4,672	85,877

Interest income and interest expense are not presented above as the amounts attributable to the Company’s international operations are insignificant.

Customer Information

The Company earned 95.5 percent, 95.6 percent and 95.3 percent of its revenue from various agencies and departments of the U.S. government for the years ended June 30, 2021, 2020 and 2019, respectively.

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

NOTE 20. INCOME TAXES

The Company changed its method of accounting related to the capitalization of property and equipment for its FY2020 U.S. federal income tax return (filed in the fourth quarter of FY2021), increasing its taxable income.  Subsequently, the Company made a related change in its method of accounting that will result in a net operating loss (NOL) on its FY2021 income tax returns. Pursuant to provisions under the CARES Act, the U.S. federal income tax NOL generated in FY2021 will be carried back to tax years when the U.S. federal statutory income tax rate was greater than the current 21.0 percent. As a result of these method changes, in the fourth quarter of FY2021 the Company recorded a $56.2 million dollar income tax benefit and an income tax receivable of $232.6 million, which is included within prepaid expenses and other current assets on the accompanying consolidated balance sheet.

The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019
Domestic	$471,711	$379,414	$308,922
Foreign	27,904	22,223	18,987
Income before income taxes	$499,615	$401,637	$327,909

The components of income tax expense are as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019
Current:
Federal	$(94,143)	$42,268	$41,675
State and local	19,958	14,744	17,606
Foreign	7,384	5,271	4,033
Total current	(66,801)	62,283	63,314
Deferred:
Federal	109,157	12,940	(27)
State and local	185	5,465	(877)
Foreign	(369)	(531)	(105)
Total deferred	108,973	17,874	(1,009)
Total income tax expense	$42,172	$80,157	$62,305

Income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21.0 percent as a result of the following (in thousands):

	Year Ended June 30,
	2021	2020	2019
Expected tax expense computed at federal statutory rate	$104,919	$84,344	$68,861
State and local taxes, net of federal benefit	21,252	15,965	13,216
Remeasurement of current year NOL	(56,192)	—	—
Nonincludible and nondeductible items, net	(2,269)	3,133	1,971
Remeasurement of deferred taxes and transition tax	—	—	(2,182)
Effect of foreign tax rates	(687)	(377)	(380)
R&D tax credit, net	(18,173)	(10,700)	(6,755)
Other tax credits	(648)	(1,183)	(2,138)
Stock-based compensation	(5,525)	(10,900)	(7,493)
Other	(505)	(125)	(2,795)
Total income tax expense	$42,172	$80,157	$62,305
Effective income tax rate	8.4%	20.0%	19.0%

The effective income tax rate in FY2021, FY2020, and FY2019, was 8.4 percent, 20.0 percent, and 19.0 percent, respectively. The effective income tax rate decreased in FY2021 primarily as a result of the $56.2 million benefit related to the carryback of the federal income tax NOL under the CARES Act, as well as an increase in research and development tax credits for past and current year returns.

The tax effects of temporary differences that give rise to deferred taxes are presented below (in thousands):

	June 30,
	2021	2020
Deferred tax assets:
Deferred compensation and post-retirement obligations	$36,183	$33,094
Reserves and accruals	58,900	41,137
Stock-based compensation	11,767	9,860
NOL carryforward	39,123	—
Lease liability	110,282	99,539
Interest rate swaps	6,800	11,349
Other assets	2,757	6,786
Total deferred tax assets	265,812	201,765
Deferred tax liabilities:
Goodwill and other intangible assets	(291,282)	(273,088)
Unbilled revenue	(35,115)	(17,429)
Prepaid expenses	(8,932)	(6,444)
Right of use assets	(90,186)	(85,275)
Property and equipment	(167,527)	(32,625)
Total deferred tax liabilities	(593,042)	(414,861)
Net deferred tax liability	$(327,230)	$(213,096)

As discussed above, the FY2021 change in method of accounting will result in net operating losses on the Company’s FY2021 tax returns. For state tax purposes, the related losses will be carried forward, thus a NOL carryforward was recorded. The increase in the property and equipment deferred tax liability largely relates to the Company's changes in method of accounting and represents income to be recognized in future years

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company is currently under examination by the Internal Revenue Service for fiscal years 2017 through 2019. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

U.S. income taxes have not been provided for undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. As of June 30, 2021, the estimated deferred tax liability associated with these undistributed earnings is approximately $1.9 million.

Changes in the Company’s liability for unrecognized tax benefits is shown in the table below (in thousands):

	Year Ended June 30,
	2021	2020	2019
Beginning of year	$8,826	$1,530	$4,122
Additions based on current year tax positions	5,702	2,293	676
Lapse of statute of limitations	—	—	(164)
Additions based on prior year tax positions	20,025	5,003	—
Reductions based on prior tax year positions	—	—	(3,104)
Settlement with taxing authorities	(3,048)	—	—
End of year	$31,505	$8,826	$1,530

The Company’s total liability for unrecognized tax benefits as of June 30, 2021, 2020 and 2019 was approximately $ 31.5 million, $8.8 million and $1.5 million, respectively. During FY2021, the Company recognized an increase in reserves primarily related to current and prior year research and development tax credits. Any amount, if recognized, would positively impact the Company’s effective tax rate.

The Company recognizes net interest and penalties as a component of income tax expense.  Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at June 30, 2021. As of June 30, 2021, the entire balance of unrecognized tax benefits is included in other long-term liabilities.

NOTE 21. RETIREMENT SAVINGS PLANS

401(k) Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, the CACI $MART Plan (the 401(k) Plan). Employees can contribute up to 75 percent (subject to certain statutory limitations) of their total cash compensation. The Company provides matching contributions equal to 50 percent of the amount of salary deferral employees elect, up to 8 percent of each employee’s total calendar year cash compensation, as defined. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. Employee contributions vest immediately. Employer contributions vest in full after three- years of employment. Total 401(k) Plan Company contribution expense for the years ended June 30, 2021, 2020, and 2019 were $48.0 million, $46.9 million, and $35.0 million, respectively.

The Company maintains several qualified 401(k) profit-sharing plans (PSP) that cover eligible employees.  Employees are eligible to participate in the PSP beginning on the first of the month following the start of employment and attainment of age 18.  Under the PSP, the Company may make discretionary contributions based on a percentage of the total compensation of all eligible participants.  Company contribution expense for the year ended June 30, 2021, 2020 and 2019 was $42.7 million, $41.8 million and $32.0 million, respectively.

Supplemental Savings Plan

The Company maintains the Supplemental Savings Plan through which, on a calendar year basis, officers at the director level and above can elect to defer for contribution to the Supplemental Savings Plan up to 50 percent of their base compensation and up to 100 percent of their bonuses. The Company provides a contribution of 5 percent of compensation for each participant’s compensation that exceeds the limit as set forth in IRC 401(a)(17) (currently $290,000 per year). The Company also has the option to make annual discretionary contributions. Company contributions vest five-years from the date of enrollment, and vesting is accelerated in the event of a change of control of the Company. Participant deferrals and Company contributions will be credited with the rate of return based on the investment options and asset allocations selected by the Participant. Participants may change their asset allocation as often as daily, if they so choose. A Rabbi Trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the Supplemental Savings Plan are made upon retirement, termination, death, or total disability.  The Supplemental Savings Plan also allows for in-service distributions.

Supplemental Savings Plan obligations due to participants totaled $124.0 million at June 30, 2021, of which $19.5 million is included in accrued compensation and benefits in the accompanying consolidated balance sheet. Supplemental Savings Plan obligations increased by $13.3 million during the year ended June 30, 2021, consisting of $10.2 million of investment gains, $12.8 million of participant compensation deferrals, and $2.0 million of Company contributions, offset by $11.7 million of distributions.

The Company maintains COLI assets in a Rabbi Trust to offset the obligations under the Supplemental Savings Plan. The value of the COLI in the Rabbi Trust was $103.0 million at June 30, 2021 and COLI gains were $9.7 million for the year ended June 30, 2021.  The value of the COLI in the Rabbi Trust was $96.4 million at June 30, 2020 and COLI gains were $4.7 million for the year ended June 30, 2020.

Contribution expense for the Supplemental Savings Plan during the years ended June 30, 2021, 2020, and 2019, was $1.6 million, $1.9 million, and $1.6 million, respectively.

NOTE 22. STOCK PLANS AND STOCK-BASED COMPENSATION

Historically, the Company grants stock options, SSARs, non-performance-based RSUs and performance-based RSUs to key employees. Stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods.  Performance-based RSUs are subject to achievement of a performance metric in addition to grantee service. Stock-based compensation expense for performance-based RSUs is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant. A summary of the components of stock-based compensation expense recognized during the years ended June 30, 2021, 2020, and 2019, together with the income tax benefits realized, is as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019
Stock-based compensation included in indirect costs and selling expense:
Restricted stock and RSU expense	$30,463	$29,302	$25,272
Income tax benefit recognized for stock-based compensation	$8,009	$5,849	$4,865

The Company recognizes the effect of expected forfeitures of equity grants by estimating an expected forfeiture rate for grants of equity instruments. Amounts recognized for expected forfeitures are subsequently adjusted periodically and at major vesting dates to reflect actual forfeitures.

The incremental income tax benefits realized upon the exercise or vesting of equity instruments are reported as operating cash flows. During the years ended June 30, 2021, 2020, and 2019, the Company recognized $7.3 million, $13.5 million, and $9.2 million of excess tax benefits, respectively, which have been reported as operating cash inflows in the accompanying consolidated statements of cash flows.

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

Upon the vesting of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by either issuing new shares of authorized common stock or by issuing shares from treasury. The total number of shares authorized by shareholders for grants under the 2016 Plan and its predecessor plan was 1,200,000 plus any forfeitures from the 2006 Plan. The aggregate number of grants that may be made may exceed this approved amount as forfeited restricted stock and RSUs become available for future grants. As of June 30, 2021, cumulative grants of 1,062,994 equity instruments underlying the shares authorized have been awarded, and 221,277 of these instruments have been forfeited.

The Company granted performance-based stock awards to key employees in October of 2020, 2019 and 2018. The final number of RSUs that are earned by participants and vest is based on the achievement of a specified EPS for the fiscal year and on the average share price for the 90-day period ended for the following three years. If the 90-day average share price of the Company’s stock in years one, two and three exceeds the 90-day average share price at the grant date by 100 percent or more the number of shares ultimately awarded could range up to 200 percent of the specified target award. In addition to the performance and market conditions, there is a service vesting condition that stipulates 50 percent of the award will vest 3 years from the grant date and 50 percent will vest approximately 4 years from the grant date, depending on the award date.

The annual performance-based awards granted for each of the fiscal years presented were as follows:

	Performance-based stock awards granted	Number of additional shares earned under performance-based stock awards
Fiscal year 2021	111,729	—
Fiscal year 2020	108,844	—
Fiscal year 2019	129,108	12,462

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

We determine the fair value of our market-based and performance-based RSUs at the date of grant using generally accepted valuation techniques and the closing market price of our stock. The fair value for the annual grant made in October 2020 was determined using a Monte Carlo simulation model incorporating the following factors:  90-day average stock price at the grant date of $216.00 a share, risk free rate of return of 0.16 percent and expected volatility of 31.95 percent. Stock-based compensation cost is recognized as expense on an accelerated basis over the requisite service period for performance-based awards.  The weighted-average fair value of RSUs granted during the years ended June 30, 2021, 2020, and 2019, was $243.87, $252.25, and $201.27, respectively.

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

Restricted shares and most non-performance-based RSUs generally vest in full three years from the date of grant.

Changes in the number of unvested restricted stock and RSUs during each of the years in the three-year period ended June 30, 2021, 2020, and 2019, together with the corresponding weighted-average fair values, are as follows:

	Restricted Stock and Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2018	663,987	$107.96
Granted	274,261	201.27
Vested	(276,626)	61.85
Forfeited	(32,816)	123.55
Unvested at June 30, 2019	628,806	$134.10
Granted	271,542	252.25
Vested	(348,897)	77.33
Forfeited	(49,528)	181.89
Unvested at June 30, 2020	501,923	$173.18
Granted	198,564	243.87
Vested	(240,950)	99.55
Forfeited	(33,566)	219.94
Unvested at June 30, 2021	425,971	$209.60

The total intrinsic value of RSUs that vested during the years ended June 30, 2021, 2020, and 2019 was $52.7 million, $79.6 million and $53.0 million, respectively, and the income tax benefit realized was $13.9 million, $15.9 million and $10.2 million, respectively.

As of June 30, 2021, there was no unrecognized compensation cost related to SSARs and stock options and $38.6 million of unrecognized compensation cost related to restricted stock and RSUs scheduled to be recognized over a weighted-average period of 2.5 years.

 Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP and DSPP in November 2002, and implemented these plans beginning July 1, 2003. There are 1,500,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95 percent of the fair market value of a share of common stock on the last day of the quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20 percent of such employee’s compensation over the quarter, divided by 95 percent of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of June 30, 2021, participants have purchased 1,258,062 shares under the ESPP, at a weighted-average price per share of $66.67. Of these shares, 40,658 were purchased by employees at a weighted-average price per share of $221.79 during the year ended June 30, 2021. During the year ended June 30, 2013, the Company established a 10b5-1 plan to facilitate the open market purchase of shares of Company stock to satisfy its obligations under the ESPP.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100 percent of their annual bonus. For the fiscal years ended June 30, 2021, 2020, and 2019, RSUs awarded in lieu of bonuses earned were granted at 85 percent of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange.  RSUs granted under the MSPP vest at the earlier of 1) three-years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

Activity related to the MSPP during the year ended June 30, 2021 is as follows:

MSPP
RSUs outstanding, June 30, 2020	2,223
Granted	1,409
Issued	(528)
Forfeited	(11)
RSUs outstanding, June 30, 2021	3,093
Weighted average grant date fair value as adjusted for the applicable discount	$185.45

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100 percent of their annual retainer fees. Vested RSUs are settled in shares of common stock.  There were no DSPP awards outstanding during the year ended June 30, 2021.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and June 30, 2020, and the level they fall within the fair value hierarchy (in thousands):

			As of June 30,
	Financial Statement	Fair Value	2021	2020
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$1,028	$—
Interest rate swap agreements	Other long-term liabilities	Level 2	$24,838	$43,168

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

NOTE 24. EARNINGS PER SHARE

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Year Ended June 30,
	2021	2020	2019
Net income	$457,443	$321,480	$265,604
Weighted-average number of basic shares outstanding during the period	24,705	25,031	24,833
Dilutive effect of RSUs after application of treasury stock method	287	454	562
Weighted-average number of diluted shares outstanding during the period	24,992	25,485	25,395
Basic earnings per share	$18.52	$12.84	$10.70
Diluted earnings per share	$18.30	$12.61	$10.46

NOTE 25. QUARTERLY FINANCIAL DATA (UNAUDITED)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended June 30, 2021 and 2020, are presented below (in thousands except per share data).

	Year Ended June 30, 2021
	First	Second	Third	Fourth
Revenue	$1,459,506	$1,468,711	$1,551,918	$1,564,000
Income from operations	$134,424	$141,539	$151,438	$112,050
Net income	$93,644	$106,478	$120,344	$136,977
Basic earnings per share	$3.73	$4.22	$4.83	$5.82
Diluted earnings per share	$3.67	$4.18	$4.78	$5.74
Weighted-average shares outstanding:
Basic	25,099	25,225	24,935	23,552
Diluted	25,486	25,451	25,166	23,856

	Year Ended June 30, 2020
	First	Second	Third	Fourth
Revenue	$1,363,392	$1,395,469	$1,465,600	$1,495,581
Income from operations	$100,157	$110,187	$113,676	$133,676
Net income	$67,977	$79,195	$80,577	$93,731
Basic earnings per share	$2.73	$3.16	$3.21	$3.74
Diluted earnings per share	$2.66	$3.11	$3.16	$3.68
Weighted-average shares outstanding:
Basic	24,894	25,065	25,078	25,089
Diluted	25,532	25,435	25,478	25,496

NOTE 26. ACCELERATED SHARE REPURCHASE

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 17th day of August 2021.

CACI International Inc
Registrant

Date: August 17, 2021	By:	/s/ John S. Mengucci
John S. Mengucci President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN S. MENGUCCI John S. Mengucci	President, Chief Executive Officer and Director (Principal Executive Officer)	August 17, 2021

/s/ THOMAS A. MUTRYN Thomas A. Mutryn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 17, 2021

/s/ MICHAEL A. DANIELS Michael A. Daniels	Chairman of the Board of Directors	August 17, 2021

/s/ SUSAN M. GORDON Susan M. Gordon	Director	August 17, 2021

/s/ WILLIAM L. JEWS William L. Jews	Director	August 17, 2021

/s/ GREGORY G. JOHNSON Adm Gregory G. Johnson, USN (Ret.)	Director	August 17, 2021

/s/ JAMES L. PAVITT James L. Pavitt	Director	August 17, 2021

/s/ DR. WARREN R. PHILLIPS Dr. Warren R. Phillips	Director	August 17, 2021

/s/ DEBORA A. PLUNKETT Debora A. Plunkett	Director	August 17, 2021

/s/ CHARLES P. REVOILE Charles P. Revoile	Director	August 17, 2021

/s/ WILLIAM S. WALLACE Gen William S. Wallace, USA (Ret.)	Director	August 17, 2021