Form 10-Q
period 2021-09-30
CACI INTERNATIONAL INC /DE/
filed 2021-10-28
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 11, 2021, there were 23,327,067 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2021	2020
Revenues	$1,490,898	$1,459,506
Costs of revenues:
Direct costs	974,171	939,934
Indirect costs and selling expenses	357,106	355,004
Depreciation and amortization	32,592	30,144
Total costs of revenues	1,363,869	1,325,082
Income from operations	127,029	134,424
Interest expense and other, net	10,398	9,980
Income before income taxes	116,631	124,444
Income taxes	28,522	30,800
Net income	$88,109	$93,644
Basic earnings per share	$3.74	$3.73
Diluted earnings per share	$3.70	$3.67
Weighted-average basic shares outstanding	23,560	25,099
Weighted-average diluted shares outstanding	23,844	25,486

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended
	September 30,
	2021	2020
Net income	$88,109	$93,644
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,762)	7,793
Change in fair value of interest rate swap agreements, net of tax	2,214	2,252
Other comprehensive (loss) income, net of tax	(4,548)	10,045
Comprehensive income	$83,561	$103,689

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	September 30,	June 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$104,430	$88,031
Accounts receivable, net	774,934	879,851
Prepaid expenses and other current assets	362,809	363,294
Total current assets	1,242,173	1,331,176
Goodwill	3,707,719	3,632,578
Intangible assets, net	501,574	476,106
Property, plant and equipment, net	183,864	190,444
Operating lease right-of-use assets	359,603	356,887
Supplemental retirement savings plan assets	103,048	102,984
Accounts receivable, long-term	11,540	12,159
Other long-term assets	69,789	70,038
Total assets	$6,179,310	$6,172,372
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,920	$46,920
Accounts payable	119,176	148,636
Accrued compensation and benefits	370,905	409,275
Other accrued expenses and current liabilities	299,273	279,970
Total current liabilities	836,274	884,801
Long-term debt, net of current portion	1,647,765	1,688,919
Supplemental retirement savings plan obligations, net of current portion	106,574	104,490
Deferred income taxes	330,658	327,230
Operating lease liabilities, noncurrent	366,492	363,302
Other long-term liabilities	136,425	138,352
Total liabilities	$3,424,188	$3,507,094
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,710 shares issued and 23,306 outstanding at September 30, 2021 and 42,676 shares issued and 23,554 outstanding at June 30, 2021	4,271	4,268
Additional paid-in capital	561,688	484,260
Retained earnings	3,277,196	3,189,087
Accumulated other comprehensive loss	(40,839)	(36,291)
Treasury stock, at cost (19,404 and 19,122 shares, respectively)	(1,047,329)	(976,181)
Total CACI shareholders’ equity	2,754,987	2,665,143
Noncontrolling interest	135	135
Total shareholders’ equity	2,755,122	2,665,278
Total liabilities and shareholders’ equity	$6,179,310	$6,172,372

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,109	$93,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,592	30,144
Amortization of deferred financing costs	576	583
Non-cash lease expense	16,960	19,056
Stock-based compensation expense	6,669	7,847
Deferred income taxes	(4,461)	2,339
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	108,236	20,987
Prepaid expenses and other assets	(24,085)	(21,420)
Accounts payable and other accrued expenses	(16,235)	21,109
Accrued compensation and benefits	(40,521)	(23,882)
Income taxes payable and receivable	31,444	8,384
Operating lease liabilities	(16,076)	(19,364)
Long-term liabilities	2,745	37,473
Net cash provided by operating activities	185,953	176,900
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,203)	(16,282)
Acquisition of businesses, net of cash acquired	(116,273)	(354,095)
Net cash used in investing activities	(126,476)	(370,377)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	548,000	839,500
Principal payments made under bank credit facilities	(589,730)	(630,230)
Proceeds from employee stock purchase plans	2,911	2,431
Repurchases of common stock	(2,472)	(2,074)
Payment of taxes for equity transactions	(426)	(688)
Net cash (used in) provided by financing activities	(41,717)	208,939
Effect of exchange rate changes on cash and cash equivalents	(1,361)	2,164
Net change in cash and cash equivalents	16,399	17,626
Cash and cash equivalents at beginning of period	88,031	107,236
Cash and cash equivalents at end of period	$104,430	$124,862
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$518	$19,725
Cash paid during the period for interest	$9,383	$8,768
Non-cash financing and investing activities:
Landlord sponsored tenant incentives	$724	$1,389
Accrued capital expenditures	$227	$938

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares Amount		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at June 30, 2021	42,676	$4,268	$484,260	$3,189,087	$(36,291)	19,122	$(976,181)	$2,665,143	$135	$2,665,278
Net income	—	—	—	88,109	—	—	—	88,109	—	88,109
Stock-based compensation expense	—	—	6,669	—	—	—	—	6,669	—	6,669
Tax withholdings on restricted share vestings	34	3	(276)	—	—	—	—	(273)	—	(273)
Other comprehensive loss, net of tax	—	—	—	—	(4,548)	—	—	(4,548)	—	(4,548)
Repurchases of common stock	—	—	70,974	—	—	292	(73,446)	(2,472)	—	(2,472)
Treasury stock issued under stock purchase plans	—	—	61	—	—	(10)	2,298	2,359	—	2,359
Balance at September 30, 2021	42,710	$4,271	$561,688	$3,277,196	$(40,839)	19,404	$(1,047,329)	$2,754,987	$135	$2,755,122

Balance at June 30, 2020	42,525	$4,253	$573,744	$2,731,644	$(72,285)	17,432	$(576,181)	$2,661,175	$135	$2,661,310
Net income	—	—	—	93,644	—	—	—	93,644	—	93,644
Stock-based compensation expense	—	—	7,847	—	—	—	—	7,847	—	7,847
Tax withholdings on restricted share vestings	12	1	(1,177)	—	—	—	—	(1,176)	—	(1,176)
Other comprehensive income, net of tax	—	—	—	—	10,045	—	—	10,045	—	10,045
Repurchases of common stock	—	—	80	—	—	10	(2,154)	(2,074)	—	(2,074)
Treasury stock issued under stock purchase plans	—	—	19	—	—	(10)	2,154	2,173	—	2,173
Balance at September 30, 2020	42,537	$4,254	$580,513	$2,825,288	$(62,240)	17,432	$(576,181)	$2,771,634	$135	$2,771,769

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of September 30, 2021 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 10 and 15.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2021.  The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Note 2.	Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The guidance in this ASU is optional and expedients may be elected over time through December 31, 2022, as reference rate reform activities occur. During the three months ended June 30, 2020, CACI elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives consistent with past presentation. Application of these expedients assisted in preserving the Company's presentation of derivatives as qualifying cash flow hedges. The Company continues to evaluate this guidance and may apply other elections, as applicable, as additional changes in the market occur.

Note 3.	Acquisitions

During the three months ended September 30, 2021 CACI completed two acquisitions that provide mission technology to sensitive government customers. Their capabilities include open source intelligence solutions, specialized cyber, and satellite communications. The aggregate purchase consideration was approximately $120.3 million. The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $79.7 million to goodwill and $43.5 million to intangible assets.  The fair value attributed to the intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques. Of the value attributed to goodwill and intangible assets, approximately $44.0 million is deductible for income tax purposes.

Note 4.	Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	September 30,	June 30,
	2021 (1)	2021
Intangible assets:
Customer contracts and related customer relationships	$598,074	$601,516
Acquired technologies	217,711	198,273
Intangible assets	815,785	799,789
Less accumulated amortization:
Customer contracts and related customer relationships	(259,607)	(276,498)
Acquired technologies	(54,604)	(47,185)
Less accumulated amortization	(314,211)	(323,683)
Total intangible assets, net	$501,574	$476,106

(1)	During the three months ended September 30, 2021, the Company removed $26.8 million in fully amortized intangible assets.

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to twenty years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of September 30, 2021 is 17.9 years, and the weighted-average remaining period of amortization is 14.4 years.  The weighted-average period of amortization for acquired technologies as of September 30, 2021 is 10.1 years, and the weighted-average remaining period of amortization is 8.4 years.

Amortization expense for the three months ended September 30, 2021 and 2020 was $17.6 million and $16.1 million, respectively. The estimated annual amortization expense as of September 30, 2021 was as follows (in thousands):

Fiscal year ending June 30,	Amount
2022 (remainder of year)	$53,442
2023	69,062
2024	62,060
2025	54,886
2026	47,083
2027 and thereafter	215,041
$501,574

Note 5.	Goodwill

The changes in the carrying amount of goodwill for the three months ended September 30, 2021 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2021	$3,491,747	$140,831	$3,632,578
Goodwill acquired (1)	79,690	—	79,690
Foreign currency translation	(739)	(3,810)	(4,549)
Balance at September 30, 2021	$3,570,698	$137,021	$3,707,719

(1)	Includes goodwill initially allocated to new business combinations as well as measurement period adjustments, when applicable.

Note 6.	Revenues from Contracts with Customers

Disaggregation of Revenues

The Company disaggregates revenues by contract type, customer type, prime vs. subcontractor, and whether the solution provided is primarily expertise or technology.  These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.

Disaggregated revenues by contract type were as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$893,713	$—	$893,713	$823,609	$—	$823,609
Fixed-price	374,474	33,231	407,705	409,584	24,230	433,814
Time-and-materials	175,535	13,945	189,480	184,994	17,089	202,083
Total	$1,443,722	$47,176	$1,490,898	$1,418,187	$41,319	$1,459,506

Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,000,127	$—	$1,000,127	$1,004,195	$—	$1,004,195
Federal Civilian agencies	413,664	—	413,664	390,179	—	390,179
Commercial and other	29,931	47,176	77,107	23,813	41,319	65,132
Total	$1,443,722	$47,176	$1,490,898	$1,418,187	$41,319	$1,459,506

Disaggregated revenues by prime vs. subcontractor were as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,298,653	$42,906	$1,341,559	$1,288,705	$38,133	$1,326,838
Subcontractor	145,069	4,270	149,339	129,482	3,186	132,668
Total	$1,443,722	$47,176	$1,490,898	$1,418,187	$41,319	$1,459,506

Disaggregated revenues by expertise or technology were as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
	Domestic	International	Total	Domestic	International	Total
Expertise	$683,624	$19,422	$703,046	$723,197	$17,486	$740,683
Technology	760,098	27,754	787,852	694,990	23,833	718,823
Total	$1,443,722	$47,176	$1,490,898	$1,418,187	$41,319	$1,459,506

Changes in Estimates

The Company recognizes revenues on many of its fixed price, award fee, and incentive fee arrangements over time primarily using a cost-to-cost input method based on the ratio of costs incurred to date to total estimated costs at completion. The process requires the Company to use professional judgment when assessing risks, estimating contract revenues and costs, estimating variable consideration, and making assumptions for schedule and technical issues.  The Company periodically reassesses its assumptions and updates its estimates as needed.  When estimates of total costs to be incurred on a contract exceed total revenues, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Aggregate net changes in estimates for the three months ended September 30, 2021 reflected an increase to income before income taxes of $2.8 million ($0.09 per diluted share), compared with $7.8 million ($0.22 per diluted share) for the three months ended September 30, 2020.  The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.

Revenues recognized from previously satisfied performance obligations were immaterial for the three months ended September 30, 2021 and 2020.  The change in revenues generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customer’s final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.

Remaining Performance Obligations

Remaining performance obligations (RPO) represent the expected revenues to be recognized for the satisfaction of remaining performance obligations on existing contracts.  This balance excludes unexercised contract option years and task orders that may be issued underneath an Indefinite Delivery/Indefinite Quantity (IDIQ) vehicle until such task orders are awarded.  The RPO balance generally increases with the execution of new contracts and converts into revenues as contractual performance obligations are satisfied. The Company continues to monitor this balance as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, or early terminations.

As of September 30, 2021, the Company had $7.5 billion of RPO and expects to recognize approximately 80 percent over the next twelve months with the remainder to be recognized thereafter.

Note 7.	Contract Balances

Contract balances consisted of the following (in thousands):

		September 30,	June 30,
Description of Contract Related Balance	Financial Statement Classification	2021	2021
Billed and billable receivables	Accounts receivable, net	$676,912	$763,921
Contract assets – current unbilled receivables	Accounts receivable, net	98,022	115,930
Contract assets – current costs to obtain	Prepaid expenses and other current assets	4,411	4,144
Contract assets – noncurrent unbilled receivables	Accounts receivable, long-term	11,540	12,159
Contract assets – noncurrent costs to obtain	Other long-term assets	10,927	9,584
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(80,551)	(70,907)
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other long-term liabilities	(7,015)	(6,837)

During the three months ended September 30, 2021, the Company recognized $54.7 million of revenues, compared with $33.5 million of revenues for the three months ended September 30, 2020, that was included in a previously recorded contract liability as of the beginning of the period.

Note 8.	Inventories

Inventories consisted of the following (in thousands):

	September 30,	June 30,
	2021	2021
Materials, purchased parts and supplies	$57,047	$52,615
Work in process	15,439	11,353
Finished goods	14,102	15,728
Total	$86,588	$79,696

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

Note 9.	Sales of Receivables

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

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services.  The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of September 30, 2021.  Proceeds from the sold receivables are reflected in operating cash flows on the statement of cash flows.

MARPA activity consisted of the following (in thousands):

	As of and for the Three Months Ended
	September 30,
	2021	2020
Beginning balance:	$182,027	$200,000
Sales of receivables	690,132	626,603
Cash collections	(678,643)	(642,398)
Outstanding balance sold to Purchaser: (1)	193,516	184,205
Cash collected, not remitted to Purchaser (2)	(51,034)	(79,804)
Remaining sold receivables	$142,482	$104,401

(1)

For the three months ended September 30, 2021 and 2020, the Company recorded a net cash inflow of $11.5 million and a net cash outflow of $15.8 million in its cash flows from operating activities, respectively, from sold receivables.  MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.

(2)

Includes the cash collected on behalf of but not yet remitted to the Purchaser as of September 30, 2021 and 2020.  This balance is included in other accrued expenses and current liabilities as of the balance sheet date.

Note 10.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	June 30,
	2021	2021
Bank credit facility – term loans	$785,905	$797,635
Bank credit facility – revolver loans	915,000	945,000
Principal amount of long-term debt	1,700,905	1,742,635
Less unamortized discounts and debt issuance costs	(6,220)	(6,796)
Total long-term debt	1,694,685	1,735,839
Less current portion	(46,920)	(46,920)
Long-term debt, net of current portion	$1,647,765	$1,688,919

Bank Credit Facility

The Company has a $2,438.4 million credit facility (the Credit Facility), which consists of an $1,500.0 million revolving credit facility (the Revolving Facility) and a $938.4 million term loan (the Term Loan). The Revolving Facility has subfacilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,500.0 million. As of September 30, 2021, the Company had $915.0 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million until the balance is due in full on June 30, 2024. As of September 30, 2021, the Company had $785.9 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of September 30, 2021, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.16 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of September 30, 2021, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.

The aggregate maturities of long-term debt at September 30, 2021 were as follows (in thousands):

Twelve months ending September 30,
2022	$46,920
2023	46,920
2024	1,607,065
Principal amount of long-term debt	1,700,905
Less unamortized discounts and debt issuance costs	(6,220)
Total long-term debt	$1,694,685

Cash Flow Hedges

The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations.  The Company has entered into several floating-to-fixed interest rate swap agreements for an aggregate notional amount of $650.0 million which hedge a portion of the Company’s floating rate indebtedness.  The swaps mature at various dates through 2026.  The Company has designated the swaps as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Realized gains and losses in connection with each required interest payment are reclassified from accumulated other comprehensive income or loss to interest expense.  The Company does not hold or issue derivative financial instruments for trading purposes.

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Loss recognized in other comprehensive income	$(1,008)	$(1,280)
Amounts reclassified to earnings from accumulated other comprehensive loss	3,222	3,532
Net current period other comprehensive income	$2,214	$2,252

Note 11.	Legal Proceedings and Other Commitments and Contingencies

Legal Proceedings

The Company is involved in various claims, lawsuits, and administrative proceedings arising in the normal course of business, none of which, based on current information, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Government Contracting

Payments to the Company on cost-plus-fee and T&M contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services.  The DCAA has completed audits of the Company’s annual incurred cost proposals through fiscal year 2019.  The Company is still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believe its reserves for such are adequate. Adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows and the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues may be identified, discussed and settled.

Note 12.	Earnings Per Share

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2021	2020
Net income	$88,109	$93,644
Weighted-average number of basic shares outstanding during the period	23,560	25,099
Dilutive effect of RSUs after application of treasury stock method	284	387
Weighted-average number of diluted shares outstanding during the period	23,844	25,486
Basic earnings per share	$3.74	$3.73
Diluted earnings per share	$3.70	$3.67

Note 13.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company is currently under examination by the Internal Revenue Service for fiscal years 2017 through 2019 and does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of September 30, 2021 and June 30, 2021 was $32.9 million and $31.5 million, respectively. The $32.9 million unrecognized tax benefit at September 30, 2021, if recognized, would positively impact the Company’s effective tax rate.

The Company’s effective income tax rate was 24.5 percent for the three months ended September 30, 2021, and 24.8 percent for the three months ended September 30, 2020. The Company’s effective income tax rate was lower in the current period primarily due to an increase in research and development credits and an increase in excess tax benefits related to employee stock-based compensation.

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

The Company evaluates the performance of its operating segments based on net income. Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Domestic Operations	International Operations	Total
Three Months Ended September 30, 2021
Revenues from external customers	$1,443,722	$47,176	$1,490,898
Net income	81,697	6,412	88,109
Three Months Ended September 30, 2020
Revenues from external customers	$1,418,187	$41,319	$1,459,506
Net income	88,137	5,507	93,644

Note 15.	Fair Value of Financial Instruments

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and June 30, 2021, and the level they fall within the fair value hierarchy (in thousands):

			September 30,	June 30,
	Financial Statement	Fair Value	2021	2021
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$530	$1,028
Interest rate swap agreements	Other long-term liabilities	Level 2	$22,332	$24,838

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Note 16.	Accelerated Share Repurchase

On March 12, 2021, the Company entered into an accelerated share repurchase agreement (ASR Agreement) with JPMorgan Chase Bank, National Association (JPMorgan).  Under the ASR Agreement, the Company paid $500.0 million to JPMorgan and received an initial delivery of 1.7 million shares of common stock which became treasury shares.  During the three months ended September 30, 2021, the ASR Agreement was completed and an additional 0.3 million shares of common stock were received which became treasury shares.  In total, 2.0 million shares were repurchased at an average price per share of $253.47.

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

Overview

The Company provides Expertise and Technology to Enterprise and Mission customers in support of national security and government modernization.

•

Enterprise – CACI provides capabilities that enable the internal operations of a government agency. This includes digital solutions (e.g., business systems, agency-unique agency-enabling applications, investigative solutions) and enterprise information technology (IT) including networks, infrastructure, IT systems and support.

•

Mission – CACI provides capabilities that enable the execution of a government agency’s primary function, or “mission”. This includes mission support, engineering services, C4ISR (command and control, communications, intelligence, surveillance, and reconnaissance), and cyber operations for land, air, sea, and space domains.

•

Expertise – CACI provides Expertise to both Enterprise and Mission customers. For Enterprise customers, we deliver talent with the specific technical and functional knowledge to support internal agency operations. And for Mission customers, we deliver talent with technical and domain knowledge to support the execution of an agency’s mission.  Examples include naval architecture, marine engineering, and life cycle support (Engineering Services); Intelligence and special operations support (Mission Support); software development, data analytics (Digital Solutions, C4ISR), and IT modernization (Enterprise IT).

•

Technology – CACI delivers Technology, informed by Expertise, to both Enterprise (to enable internal agency operations) and Mission (to support the execution of the mission) customers. For both Enterprise and Mission, CACI provides: Software development at scale using open modern architecture, DevSecOps, and agile methodologies; and advanced data platforms, data operations and analyst-centric analytics including application of Artificial Intelligence and multi-source analysis. Additional examples for Enterprise customers include: Network and IT modernization; The customization, implementation, and maintenance of commercial-off-the-shelf (COTS) and enterprise resource planning (ERP) systems including financial, human capital, and supply chain management systems; and cyber security active defense and zero trust architectures. Additional examples for Mission customers include: Developing and deploying multi-domain offerings for signals intelligence, resilient communications, free space optical communications, electronic warfare including Counter-UAS, cyber operations, and spectrum advantage. CACI invests ahead of customer needs with research and development to generate unique intellectual property and differentiated technology addressing critical national security and government modernization needs.

Budgetary Environment

We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. On August 2, 2019, the Bipartisan Budget Act of 2019 (BBA 2019) was signed into law. BBA 2019 called for defense spending, including Overseas Contingency Operations (OCO) funds, of $738 billion in government fiscal year (GFY) 2020 and $740.5 billion in GFY 2021. Both represent increases from GFY 2019 levels of $716 billion. On January 1, 2021, the $740 billion National Defense Authorization Act (NDAA) for GFY 2021 became law. For GFY 2022, the Biden administration released a budget proposal that calls for an increase in aggregate defense spending of 1.6% from GFY 2021. However, GFY 2022 appropriations bills have not yet been passed by Congress and signed by the President.

While we view the budget environment as stable and believe there is bipartisan support for continued investment in the areas of defense and national security, it is uncertain when in any particular GFY that appropriations bills will be passed. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a continuing resolution (CR). On September 30, 2021, the President signed a CR, a temporary measure allowing the government to continue operations through December 3, 2021 at prior year funding levels.

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

Impact of COVID-19

As travel restrictions, social distancing advisories, and other requirements began to be implemented in March 2020, we instructed our workforce to begin to work remotely to the extent possible. While a majority of our workforce is able to work remotely, some employees must still travel to client or company facilities in order to work. While CACI employees were deemed part of the ‘critical infrastructure workforce’, ensuring their ability to work despite state travel limitations, our business still experienced some impacts as a result of COVID-19 risk mitigation efforts. For example, in order to reduce personnel concentration and ensure social distancing in classified environments, shift work was implemented, which reduced the number of hours our employees could work and we could bill customers on certain programs. The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was passed by Congress and signed by the President on March 27, 2020, provided a mechanism to bill hours where our employees are ready and able to work but unable to access required facilities due to COVID-19. This support was subsequently extended through September 30, 2021 as part of the American Rescue Plan Act of 2021, which was signed into law on March 11, 2021. We continue to work with our customers to implement the related provisions of the CARES Act, as well as appropriate risk mitigation efforts and alternative work arrangements.  In addition, we are monitoring potential impacts and implementing new protocols, when needed, related to the vaccination requirements imposed by the Executive Order on Ensuring Adequate Safety Protocols for Federal Contractors signed by President Biden on September 9, 2021.

Market Environment

Across our addressable market, we provide expertise and technology to government enterprise and mission customers. Based on the analysis of an independent market consultant retained by the Company, we believe that the total addressable market for our offerings is approximately $240 billion. Our addressable market is expected to continue to grow over the next several years. Nearly 70 percent of our revenue comes from defense-related customers, including those in the Intelligence Community (IC), with additional revenue coming from non-defense IC, homeland security, and other federal civilian customers.

We continue to align the Company’s capabilities with well-funded budget priorities and took steps to maintain a competitive cost structure in line with our expectations of future business opportunities. In light of these actions, as well as the budgetary environment discussed above, we believe we are well positioned to continue to win new business in our large addressable market. We believe that the following trends will influence the USG’s spending in our addressable market:

•	A stable USG budget environment, particularly in defense and intelligence-related areas;
•	A shift in focus from readiness toward increased capabilities, effectiveness, and responsiveness;
•	Increased focus on cyber, space, and the electromagnetic spectrum as key domains for National Security;
•	Increased investments in advanced technologies (e.g., Artificial Intelligence, 5G);
•	Balanced focus on enterprise cost reductions through efficiency, with increased spend on IT infrastructure modernization and enhancements to cyber security protections;
•	Increasing focus on near-peer competitors and other nation state threats;
•	Continued focus on counterterrorism, counterintelligence, and counter proliferation as key U.S. security concerns; and
•	Increased USG interest in faster contracting and acquisition processes.

We believe that our customers' use of lowest price/technically acceptable (LPTA) procurements, which contributed to pricing pressures in past years, has moderated, though price still remains an important factor in procurements. We also continue to see protests of major contract awards and delays in USG procurement activities. In addition, many of our federal government contracts require us to employ personnel with security clearances, specific levels of education and specific past work experience. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense. Additional factors that could affect USG spending in our addressable market include changes in set-asides for small businesses, changes in budget priorities as a result of the COVID-19 pandemic, and budgetary priorities limiting or delaying federal government spending in general.

Results of Operations for the Three Months Ended September 30, 2021 and 2020

The following table provides our results of operations (in thousands):

	Dollar Amount
	Three Months Ended
	September 30,		Change
	2021	2020	$	%
Revenues	$1,490,898	$1,459,506	$31,392	2.2%
Costs of revenues:
Direct costs	974,171	939,934	34,237	3.6
Indirect costs and selling expenses	357,106	355,004	2,102	0.6
Depreciation and amortization	32,592	30,144	2,448	8.1
Total costs of revenues	1,363,869	1,325,082	38,787	2.9
Income from operations	127,029	134,424	(7,395)	(5.5)
Interest expense and other, net	10,398	9,980	418	4.2
Income before income taxes	116,631	124,444	(7,813)	(6.3)
Income taxes	28,522	30,800	(2,278)	(7.4)
Net income	$88,109	$93,644	$(5,535)	(5.9)%

Revenues.  The increase in revenues for the three months ended September 30, 2021, as compared to the prior year quarter, was primarily attributable to 2.0 percent organic growth from existing programs and new contract awards, partially offset by the completion of certain contracts, with the remaining growth attributable to acquired revenues.

The following table summarizes revenues by customer type with related percentages of revenues for the three months ended September 30, 2021 and 2020, respectively (in thousands):

	Dollar Amount
	Three Months Ended
	September 30,		Change
	2021	2020	$	%
Department of Defense	$1,000,127	$1,004,195	$(4,068)	(0.4)%
Federal Civilian Agencies	413,664	390,179	23,485	6.0
Commercial and other	77,107	65,132	11,975	18.4
Total	$1,490,898	$1,459,506	$31,392	2.2%
•

DoD revenues includes services and products provided to the U.S. Army, our single largest customer, where our services focus on supporting readiness, tactical military intelligence, and communications systems.  DoD revenues also includes contracts with the U.S. Navy and other DoD agencies.

•

Federal civilian agencies’ revenues primarily includes services and products provided to non-DoD agencies and departments of the U.S. federal government, including intelligence agencies and Departments of Homeland Security, Justice, Agriculture, Health and Human Services, and State.

•

Commercial and other revenues primarily includes services and products provided to U.S. state and local governments, commercial customers, and certain foreign governments and agencies through our International reportable segment.

Direct Costs.  The increase in direct costs for the three months ended September 30, 2021, as compared to the prior year quarter, was primarily attributable to the increased revenues and a higher volume of materials and other direct costs.  As a percentage of revenue, direct costs were 65.3 percent and 64.4 percent for the three months ended September 30, 2021 and 2020, respectively.  Direct costs include direct labor, subcontractor costs, materials, and other direct costs.

Indirect Costs and Selling Expenses.   The increase in indirect costs and selling expenses for the three months ended September 30, 2021, as compared to the prior year quarter, was primarily attributable to an increase in fringe benefit expenses partially offset by reductions in indirect labor costs. As a percentage of revenue, indirect costs and selling expenses were 24.0 percent and 24.3 percent for the three months ended September 30, 2021 and 2020, respectively.

Depreciation and Amortization.  The increase in depreciation and amortization for the three months ended September 30, 2021, as compared to the prior year quarter, was primarily attributable to intangible amortization from recent acquisitions.

Interest Expense and Other, Net.  The increase in interest expense and other, net for the three months ended September 30, 2021, as compared to the prior year quarter, was primarily attributable to higher average outstanding debt balances on the Company’s Credit Facility, partially offset by lower interest rates.

Income Tax Expense.  The income tax provision for the three months ended September 30, 2021 and 2020 represents an effective tax rate of 24.5 percent and 24.8 percent, respectively. The decrease in the effective income tax rate in the current period was primarily due to an increase in research and development credits and an increase in excess tax benefits related to employee stock-based compensation.

Contract Backlog

The Company’s backlog represents value on existing contracts that has the potential to be recognized into revenues as work is performed.  The Company includes unexercised option years in its backlog and excludes the value of task orders that may be awarded under multiple award indefinite delivery/indefinite quantity (“IDIQ”) vehicles until such task orders are issued.

The Company’s backlog as of period end is either funded or unfunded:

•	Funded backlog represents contract value for which funding has been appropriated less revenues previously recognized on these contracts.
•

Unfunded backlog represents estimated values that have the potential to be recognized into revenue from executed contracts for which funding has not been appropriated and unexercised priced contract options.

As of September 30, 2021, the Company had total backlog of $23.9 billion, compared with $21.9 billion a year ago, an increase of 9.1 percent.  Contract awards were $2.4 billion for the three months ended September 30, 2021.  Funded backlog as of September 30, 2021 was $3.5 billion, compared with $3.4 billion a year ago, an increase of 2.9 percent.  The total backlog consists of remaining performance obligations (see Note 6) plus unexercised options.

There is no assurance that all funded or potential contract value will result in revenues being recognized.  The Company continues to monitor backlog as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, early terminations, or other factors.  Based on this analysis, an adjustment to the period end balance may be required.

Liquidity and Capital Resources

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources.  However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.

Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our MARPA (as defined and discussed in Note 9) and available borrowings under our Credit Facility (as defined in Note 10) described below.

The Company has a $2,438.4 million Credit Facility, which consists of a $1,500.0 million Revolving Facility and a $938.4 million Term Loan.  The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of September 30, 2021, we had $915.0 million outstanding under the Revolving Facility and no borrowings on the swing line.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $11.7 million until the balance is due in full on June 30, 2024.  As of September 30, 2021, $785.9 million was outstanding under the Term Loan.

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

A summary of the change in cash and cash equivalents is presented below (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Net cash provided by operating activities	$185,953	$176,900
Net cash used in investing activities	(126,476)	(370,377)
Net cash (used in) provided by financing activities	(41,717)	208,939
Effect of exchange rate changes on cash and cash equivalents	(1,361)	2,164
Net change in cash and cash equivalents	$16,399	$17,626

Net cash provided by operating activities increased $9.1 million for the three months ended September 30, 2021, when compared to the prior year quarter, primarily as a result of a $27.3 million increase in cash received from the Company's MARPA and $26.1 million from strong cash collections, partially offset by a $31.5 million benefit in the prior year quarter from deferrals of employer related social security taxes under the CARES Act, and a $13.2 million decrease in net income after adding back non-cash adjustments.

Net cash used in investing activities decreased $243.9 million for the three months ended September 30, 2021, when compared to the prior year quarter, as a result of a $237.8 million reduction in cash used in acquisitions of businesses and a $6.1 million reduction in capital expenditures.

Net cash used in financing activities increased $250.1 million for the three months ended September 30, 2021, when compared to the prior year quarter, primarily as a result of net repayments under our Credit Facility of $41.7 million for the three months ended September 30, 2021 compared to net borrowings of $209.3 million during the prior year quarter.

We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, share repurchases, and other working capital requirements over the next twelve months.  In the future we may seek to borrow additional amounts under a long-term debt security.  Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under the Credit Facility and any other indebtedness we may incur will depend on our future financial performance which will be affected by many factors outside of our control, including worldwide economic and financial market conditions.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no material off-balance sheet financing arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $650.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the three months ended September 30, 2021 would have fluctuated by approximately $2.7 million.

Approximately 3.2 percent and 2.8 percent of our total revenues during the three months ended September 30, 2021 and 2020, respectively, were derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2021, we held a combination of euros and pounds sterling in the U.K. and the Netherlands equivalent to approximately $51.0 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at September 30, 2021.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Al Shimari, et al. v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2021 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio.  The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc.  Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees.

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

On July 16, 2021, the District Court granted CACI’s consent motion to lift the stay of the action, and ordered the parties to submit status reports to the District Court by August 4, 2021.  On July 23, 2021, CACI filed a motion to dismiss the action for lack of subject matter jurisdiction based on, among other things, the recent Supreme Court decision in the Nestle and Cargill cases.  On August 4, 2021, the parties submitted status reports to the District Court.

On September 10, 2021, the Court conducted a hearing on CACI’s motion to dismiss for lack of subject matter jurisdiction and took the motion under advisement.  The Court issued an Order directing the plaintiffs to provide the Court with a calculation of specific damages sought by each plaintiff.  In response, plaintiffs advised the Court that, if the case is tried, they do not intend to request a specific amount of damages.

Abbass, et al v. CACI Premier Technology, Inc. and CACI International Inc, Case No. 1:13CV1186-LMB/JFA (EDVA)

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2021 for the most recently filed information concerning the suit filed in the United States District Court for the Eastern District of Virginia.  The lawsuit names CACI International Inc and CACI Premier Technology, Inc. as Defendants.  Plaintiffs seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.

Since the filing of Registrant’s report described above, the case remains stayed pending the outcome in the Al Shimari appeal.

We are vigorously defending the above-described legal proceedings, and based on our present knowledge of the facts, believe the lawsuits are completely without merit.

On September 13, 2021, the Court issued an Order directing plaintiffs’ counsel to file a report advising the Court of the status of each plaintiff, and indicating that any plaintiff whom counsel is unable to contact may be dismissed from the action.   On October 4, 2021, plaintiffs’ counsel filed a memorandum stating that the action was brought by forty-six plaintiffs, and that plaintiffs’ counsel was in contact with many of the plaintiffs but needed additional time to provide the Court with a final report.  On October 4, 2021, the Court entered an Order extending plaintiffs’ response to October 25, 2021.

Item 1A.  Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2021. Except as set forth below, there have been no material changes from the risk factors described in that report.

The effects of health epidemics, pandemics and similar outbreaks may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The COVID-19 pandemic and the mitigation efforts to control its spread have adversely impacted the U.S. and global economies, leading to disruptions and volatility in global capital markets. While we have taken steps to mitigate the impact of the COVID-19 pandemic on our employees and our business, the continued spread of COVID-19 may have a material adverse effect on our business, financial position, results of operations and/or cash flows as the result of significant portions of our workforce being unable to work due to illness, quarantines, government actions, facility closures, vaccination status, or other restrictions; the inability for us to fully perform on our contracts as a result of government actions or reduction in personnel due to the federal vaccine mandate which requires all federal contractors to be vaccinated; delays or limits to the ability of the U.S. Government or other customers to make timely payments; incurrence of increased costs which may not be recoverable; adverse impacts on our access to capital; or other unpredictable events. We continue to monitor the effect of COVID-19 on our business, but we cannot predict the full impact of COVID-19 as the extent of the impact will depend on the duration and spread of the pandemic and the actions taken by federal, state, local and foreign governments to prevent the spread of COVID-19.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2021	9,475	$260.89	1,267,537	232,463
August 2021	—	—	—	—
September 2021 (1)	282,821	$253.47	282,821	—
Total	292,296		1,550,358

(1)

On March 12, 2021, the Company entered into an accelerated share repurchase agreement (ASR Agreement) with JPMorgan.  Pursuant to the ASR Agreement, during the three months ended September 30, 2021, we made an upfront payment of $500.0 million and received an initial delivery of 1.7 million shares of our common stock which became treasury shares. During the three months ended September 30, 2021, the ASR Agreement was completed and we received an additional 0.3 million shares of our common stock which became treasury shares.  In total, 2.0 million shares were repurchased at an average price per share of $253.47. See Note 16.

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

CACI International Inc
Registrant

Date: October 28, 2021	By:	/s/ John S. Mengucci
John S. Mengucci
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 28, 2021	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 28, 2021	By:	/s/ Travis B. Johnson
Travis B. Johnson
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)