Form 10-Q
period 2021-12-31
CACI INTERNATIONAL INC /DE/
filed 2022-01-27
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of January 12, 2022, there were 23,405,590 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenues	$1,485,778	$1,468,711	$2,976,676	$2,928,217
Costs of revenues:
Direct costs	974,018	947,131	1,948,189	1,887,065
Indirect costs and selling expenses	354,977	347,807	712,083	702,811
Depreciation and amortization	32,676	32,234	65,268	62,378
Total costs of revenues	1,361,671	1,327,172	2,725,540	2,652,254
Income from operations	124,107	141,539	251,136	275,963
Interest expense and other, net	11,009	9,087	21,407	19,067
Income before income taxes	113,098	132,452	229,729	256,896
Income taxes	22,799	25,974	51,321	56,774
Net income	$90,299	$106,478	$178,408	$200,122
Basic earnings per share	$3.86	$4.22	$7.60	$7.95
Diluted earnings per share	$3.83	$4.18	$7.52	$7.86
Weighted-average basic shares outstanding	23,399	25,225	23,480	25,162
Weighted-average diluted shares outstanding	23,598	25,451	23,722	25,469

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net income	$90,299	$106,478	$178,408	$200,122
Other comprehensive income (loss):
Foreign currency translation adjustment	575	13,713	(6,187)	21,506
Change in fair value of interest rate swap agreements, net of tax	5,424	2,644	7,638	4,896
Other comprehensive income, net of tax	5,999	16,357	1,451	26,402
Comprehensive income	$96,298	$122,835	$179,859	$226,524

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	December 31,	June 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$124,103	$88,031
Accounts receivable, net	854,415	879,851
Prepaid expenses and other current assets	356,543	363,294
Total current assets	1,335,061	1,331,176
Goodwill	4,064,968	3,632,578
Intangible assets, net	620,688	476,106
Property, plant and equipment, net	190,214	190,444
Operating lease right-of-use assets	352,242	356,887
Supplemental retirement savings plan assets	103,698	102,984
Accounts receivable, long-term	11,398	12,159
Other long-term assets	72,421	70,038
Total assets	$6,750,690	$6,172,372
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,625	$46,920
Accounts payable	217,795	148,636
Accrued compensation and benefits	372,501	409,275
Other accrued expenses and current liabilities	316,098	279,970
Total current liabilities	937,019	884,801
Long-term debt, net of current portion	2,079,831	1,688,919
Supplemental retirement savings plan obligations, net of current portion	109,444	104,490
Deferred income taxes	339,360	327,230
Operating lease liabilities, noncurrent	355,323	363,302
Other long-term liabilities	84,003	138,352
Total liabilities	$3,904,980	$3,507,094
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,810 shares issued and 23,406 outstanding at December 31, 2021 and 42,676 shares issued and 23,554 outstanding at June 30, 2021	4,281	4,268
Additional paid-in capital	555,968	484,260
Retained earnings	3,367,495	3,189,087
Accumulated other comprehensive loss	(34,840)	(36,291)
Treasury stock, at cost (19,404 and 19,122 shares, respectively)	(1,047,329)	(976,181)
Total CACI shareholders’ equity	2,845,575	2,665,143
Noncontrolling interest	135	135
Total shareholders’ equity	2,845,710	2,665,278
Total liabilities and shareholders’ equity	$6,750,690	$6,172,372

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$178,408	$200,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,268	62,378
Amortization of deferred financing costs	1,147	1,163
Loss on extinguishment of debt	891	—
Non-cash lease expense	33,943	38,436
Stock-based compensation expense	14,698	15,041
Deferred income taxes	(1,962)	(6,311)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	72,650	94,292
Prepaid expenses and other assets	(24,701)	(20,605)
Accounts payable and other accrued expenses	39,535	(30,087)
Accrued compensation and benefits	(89,752)	39,461
Income taxes payable and receivable	46,402	11,107
Operating lease liabilities	(34,169)	(37,916)
Long-term liabilities	6,407	15,206
Net cash provided by operating activities	308,765	382,287
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(21,632)	(31,873)
Acquisition of businesses, net of cash acquired	(609,356)	(355,127)
Other	923	—
Net cash used in investing activities	(630,065)	(387,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	1,735,095	1,174,000
Principal payments made under bank credit facilities	(1,356,230)	(1,161,460)
Payment of financing costs under bank credit facilities	(6,286)	—
Proceeds from employee stock purchase plans	5,221	4,664
Repurchases of common stock	(4,995)	(4,420)
Payment of taxes for equity transactions	(13,956)	(18,649)
Net cash provided by (used in) financing activities	358,849	(5,865)
Effect of exchange rate changes on cash and cash equivalents	(1,477)	5,456
Net change in cash and cash equivalents	36,072	(5,122)
Cash and cash equivalents at beginning of period	88,031	107,236
Cash and cash equivalents at end of period	$124,103	$102,114
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$4,509	$50,903
Cash paid during the period for interest	$19,042	$17,210
Non-cash financing and investing activities:
Landlord sponsored tenant incentives	$1,178	$13,853
Accrued capital expenditures	$813	$1,047

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares Amount		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at September 30, 2021	42,710	4,271	561,688	3,277,196	(40,839)	19,404	(1,047,329)	2,754,987	135	2,755,122
Net income	—	—	—	90,299	—	—	—	90,299	—	90,299
Stock-based compensation expense	—	—	8,029	—	—	—	—	8,029	—	8,029
Tax withholdings on restricted share vestings	100	10	(13,536)	—	—	—	—	(13,526)	—	(13,526)
Other comprehensive income, net of tax	—	—	—	—	5,999	—	—	5,999	—	5,999
Repurchases of common stock	—	—	(213)	—	—	9	(2,310)	(2,523)	—	(2,523)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(9)	2,310	2,310	—	2,310
Balance at December 31, 2021	42,810	$4,281	$555,968	$3,367,495	$(34,840)	19,404	$(1,047,329)	$2,845,575	$135	$2,845,710

Balance at September 30, 2020	42,537	4,254	580,513	2,825,288	(62,240)	17,432	(576,181)	2,771,634	135	2,771,769
Net income	—	—	—	106,478	—	—	—	106,478	—	106,478
Stock-based compensation expense	—	—	7,194	—	—	—	—	7,194	—	7,194
Tax withholdings on restricted share vestings	126	12	(17,418)	—	—	—	—	(17,406)	—	(17,406)
Other comprehensive income, net of tax	—	—	—	—	16,357	—	—	16,357	—	16,357
Repurchases of common stock	—	—	(113)	—	—	12	(2,233)	(2,346)	—	(2,346)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(12)	2,233	2,233	—	2,233
Balance at December 31, 2020	42,663	$4,266	$570,176	$2,931,766	$(45,883)	17,432	$(576,181)	$2,884,144	$135	$2,884,279

Balance at June 30, 2021	42,676	$4,268	$484,260	$3,189,087	$(36,291)	19,122	$(976,181)	$2,665,143	$135	$2,665,278
Net income	—	—	—	178,408	—	—	—	178,408	—	178,408
Stock-based compensation expense	—	—	14,698	—	—	—	—	14,698	—	14,698
Tax withholdings on restricted share vestings	134	13	(13,812)	—	—	—	—	(13,799)	—	(13,799)
Other comprehensive income, net of tax	—	—	—	—	1,451	—	—	1,451	—	1,451
Repurchases of common stock	—	—	70,761	—	—	301	(75,756)	(4,995)	—	(4,995)
Treasury stock issued under stock purchase plans	—	—	61	—	—	(19)	4,608	4,669	—	4,669
Balance at December 31, 2021	42,810	$4,281	$555,968	$3,367,495	$(34,840)	19,404	$(1,047,329)	$2,845,575	$135	$2,845,710

Balance at June 30, 2020	42,525	$4,253	$573,744	$2,731,644	$(72,285)	17,432	$(576,181)	$2,661,175	$135	$2,661,310
Net income	—	—	—	200,122	—	—	—	200,122	—	200,122
Stock-based compensation expense	—	—	15,041	—	—	—	—	15,041	—	15,041
Tax withholdings on restricted share vestings	138	13	(18,595)	—	—	—	—	(18,582)	—	(18,582)
Other comprehensive income, net of tax	—	—	—	—	26,402	—	—	26,402	—	26,402
Repurchases of common stock	—	—	(33)	—	—	22	(4,387)	(4,420)	—	(4,420)
Treasury stock issued under stock purchase plans	—	—	19	—	—	(22)	4,387	4,406	—	4,406
Balance at December 31, 2020	42,663	$4,266	$570,176	$2,931,766	$(45,883)	17,432	$(576,181)	$2,884,144	$135	$2,884,279

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of December 31, 2021 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 10 and 15.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2021.  The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Note 2.	Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The guidance in this ASU is optional and expedients may be elected over time through December 31, 2022, as reference rate reform activities occur. During the year ended June 30, 2020, CACI elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives consistent with past presentation. Application of these expedients assisted in preserving the Company's presentation of derivatives as qualifying cash flow hedges. The Company continues to evaluate this guidance and may apply other elections as relevant contract and hedge accounting relationship modifications are made during the course of the reference rate reform transition period.

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in accordance with acquisition accounting. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted this standard in fiscal year 2022 and it did not have a material impact on our consolidated financial statements.

Note 3.	Acquisitions

During the six months ended December 31, 2021 CACI completed four acquisitions that provide mission and enterprise technology to sensitive government customers. Their capabilities include open source intelligence solutions, specialized cyber, satellite communications, multi-domain photonics technologies for free-space optical (FSO) communications, and commercial solutions for classified (CSfC) security technologies. The aggregate purchase consideration was approximately $616.2 million. The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $436.4 million to goodwill and $180.6 million to intangible assets.  The intangible assets consist of customer relationships of $98.4 million and technology of $82.2 million.  The fair value attributed to intangible assets is being amortized on an accelerated basis over a range of approximately 15 to 20 years for customer relationships and over a range of approximately 5 to 10 years for technology.  The fair value attributed to the intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques. Of the value attributed to goodwill and intangible assets, approximately $485.0 million is deductible for income tax purposes.

Note 4.	Intangible Assets

Intangible assets, net including those allocated on a preliminary basis, consisted of the following (in thousands):

	December 31,	June 30,
	2021 (1)	2021
Intangible assets:
Customer contracts and related customer relationships	$660,842	$601,516
Acquired technologies	280,420	198,273
Intangible assets	941,262	799,789
Less accumulated amortization:
Customer contracts and related customer relationships	(258,104)	(276,498)
Acquired technologies	(62,470)	(47,185)
Less accumulated amortization	(320,574)	(323,683)
Total intangible assets, net	$620,688	$476,106

(1)	During the six months ended December 31, 2021, the Company removed $38.5 million in fully amortized intangible assets.

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to twenty years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of December 31, 2021 is 18.3 years, and the weighted-average remaining period of amortization is 15.3 years.  The weighted-average period of amortization for acquired technologies as of December 31, 2021 is 10.1 years, and the weighted-average remaining period of amortization is 8.7 years.

Amortization expense was $18.1 million and $35.6 million for the three and six months ended December 31, 2021, respectively, and $17.5 million and $33.6 million for the three and six months ended December 31, 2020, respectively. The estimated annual amortization expense as of December 31, 2021 was as follows (in thousands):

Fiscal year ending June 30,	Amount
2022 (remainder of year)	$38,514
2023	75,525
2024	72,050
2025	67,882
2026	60,244
2027 and thereafter	306,473
$620,688

Note 5.	Goodwill

The changes in the carrying amount of goodwill for the six months ended December 31, 2021 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2021	$3,491,747	$140,831	$3,632,578
Goodwill acquired (1)	436,439	—	436,439
Foreign currency translation	(613)	(3,436)	(4,049)
Balance at December 31, 2021	$3,927,573	$137,395	$4,064,968

(1)	Includes goodwill initially allocated to new business combinations as well as measurement period adjustments, when applicable.

Note 6.	Revenues from Contracts with Customers

Disaggregation of Revenues

The Company disaggregates revenues by contract type, customer type, prime vs. subcontractor, and whether the solution provided is primarily expertise or technology.  These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.

Disaggregated revenues by contract type were as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2021			December 31, 2021
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$889,358	$—	$889,358	$1,783,071	$—	$1,783,071
Fixed-price	400,011	33,279	433,290	774,485	66,510	840,995
Time-and-materials	148,881	14,249	163,130	324,416	28,194	352,610
Total	$1,438,250	$47,528	$1,485,778	$2,881,972	$94,704	$2,976,676

	Three Months Ended			Six Months Ended
	December 31, 2020			December 31, 2020
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$843,584	$—	$843,584	$1,667,193	$—	$1,667,193
Fixed-price	411,114	29,707	440,821	820,698	53,937	874,635
Time-and-materials	172,362	11,944	184,306	357,356	29,033	386,389
Total	$1,427,060	$41,651	$1,468,711	$2,845,247	$82,970	$2,928,217

Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2021			December 31, 2021
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,037,014	$—	$1,037,014	$2,037,141	$—	$2,037,141
Federal Civilian agencies	371,897	—	371,897	785,561	—	785,561
Commercial and other	29,339	47,528	76,867	59,270	94,704	153,974
Total	$1,438,250	$47,528	$1,485,778	$2,881,972	$94,704	$2,976,676

	Three Months Ended			Six Months Ended
	December 31, 2020			December 31, 2020
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,012,875	$—	$1,012,875	$2,017,070	$—	$2,017,070
Federal Civilian agencies	390,034	—	390,034	780,213	—	780,213
Commercial and other	24,151	41,651	65,802	47,964	82,970	130,934
Total	$1,427,060	$41,651	$1,468,711	$2,845,247	$82,970	$2,928,217

Disaggregated revenues by prime vs. subcontractor were as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2021			December 31, 2021
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,292,529	$43,317	$1,335,846	$2,591,182	$86,223	$2,677,405
Subcontractor	145,721	4,211	149,932	290,790	8,481	299,271
Total	$1,438,250	$47,528	$1,485,778	$2,881,972	$94,704	$2,976,676

	Three Months Ended			Six Months Ended
	December 31, 2020			December 31, 2020
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,288,533	$38,492	$1,327,025	$2,577,238	$76,625	$2,653,863
Subcontractor	138,527	3,159	141,686	268,009	6,345	274,354
Total	$1,427,060	$41,651	$1,468,711	$2,845,247	$82,970	$2,928,217

Disaggregated revenues by expertise or technology were as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2021			December 31, 2021
	Domestic	International	Total	Domestic	International	Total
Expertise	$668,209	$18,100	$686,309	$1,351,833	$37,522	$1,389,355
Technology	770,041	29,428	799,469	1,530,139	57,182	1,587,321
Total	$1,438,250	$47,528	$1,485,778	$2,881,972	$94,704	$2,976,676

	Three Months Ended			Six Months Ended
	December 31, 2020			December 31, 2020
	Domestic	International	Total	Domestic	International	Total
Expertise	$715,812	$16,464	$732,276	$1,439,009	$33,950	$1,472,959
Technology	711,248	25,187	736,435	1,406,238	49,020	1,455,258
Total	$1,427,060	$41,651	$1,468,711	$2,845,247	$82,970	$2,928,217

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

Aggregate net changes in estimates for the three and six months ended December 31, 2021 reflected an increase to income before income taxes of $5.5 million ($0.17 per diluted share) and $8.2 million ($0.26 per diluted share), respectively, compared with $18.1 million ($0.53 per diluted share) and $25.9 million ($0.75 per diluted share), for the three and six months ended December 31, 2020, respectively.  The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.

Revenues recognized from previously satisfied performance obligations were not material for the three and six months ended December 31, 2021 or the three and six months ended December 31, 2020.  The change in revenues generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customer’s final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.

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

As of December 31, 2021, the Company had $7.2 billion of RPO and expects to recognize approximately 85 percent over the next twelve months with the remainder to be recognized thereafter.

Note 7.	Contract Balances

Contract balances consisted of the following (in thousands):

		December 31,	June 30,
Description of Contract Related Balance	Financial Statement Classification	2021	2021
Billed and billable receivables	Accounts receivable, net	$757,999	$763,921
Contract assets – current unbilled receivables	Accounts receivable, net	96,416	115,930
Contract assets – current costs to obtain	Prepaid expenses and other current assets	4,722	4,144
Contract assets – noncurrent unbilled receivables	Accounts receivable, long-term	11,398	12,159
Contract assets – noncurrent costs to obtain	Other long-term assets	11,357	9,584
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(102,253)	(70,907)
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other long-term liabilities	(7,200)	(6,837)

During the three and six months ended December 31, 2021, the Company recognized $13.6 million and $68.3 million of revenues, respectively, compared with $19.4 million and $52.9 million of revenues for the three and six months ended December 31, 2020, respectively, that was included in a previously recorded contract liability as of the beginning of the period.

Note 8.	Inventories

Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2021	2021
Materials, purchased parts and supplies	$61,179	$52,615
Work in process	16,145	11,353
Finished goods	19,115	15,728
Total	$96,439	$79,696

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

On December 23, 2021, the Company amended its Master Accounts Receivable Purchase Agreement (MARPA) with MUFG Bank, Ltd. (the Purchaser), for the sale of certain designated eligible U.S. government receivables.  The amendment extended the term of the MARPA to December 22, 2022.  Under the MARPA, the Company can sell eligible receivables, including certain billed and unbilled receivables up to a maximum amount of $200.0 million.  The Company’s receivables are sold under the MARPA without recourse for any U.S. government credit risk.

The Company accounts for receivable transfers under the MARPA as sales under ASC 860, Transfers and Servicing, and derecognizes the sold receivables from its balance sheets.  The fair value of the sold receivables approximated their book value due to their short-term nature.

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services.  The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of December 31, 2021.  Proceeds from the sold receivables are reflected in operating cash flows on the statement of cash flows.

MARPA activity consisted of the following (in thousands):

	As of and for the Six Months Ended
	December 31,
	2021	2020
Beginning balance:	$182,027	$200,000
Sales of receivables	1,361,521	1,354,577
Cash collections	(1,356,070)	(1,354,819)
Outstanding balance sold to Purchaser: (1)	187,478	199,758
Cash collected, not remitted to Purchaser (2)	(49,166)	(43,304)
Remaining sold receivables	$138,312	$156,454

(1)

For the six months ended December 31, 2021 and 2020, the Company recorded a net cash inflow of $5.5 million and a net cash outflow of $0.2 million in its cash flows from operating activities, respectively, from sold receivables.  MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.

(2)

Includes the cash collected on behalf of but not yet remitted to the Purchaser as of December 31, 2021 and 2020.  This balance is included in other accrued expenses and current liabilities as of the balance sheet date.

Note 10.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,	June 30,
	2021	2021
Bank credit facility – term loans	$1,225,000	$797,635
Bank credit facility – revolver loans	896,500	945,000
Principal amount of long-term debt	2,121,500	1,742,635
Less unamortized discounts and debt issuance costs	(11,044)	(6,796)
Total long-term debt	2,110,456	1,735,839
Less current portion	(30,625)	(46,920)
Long-term debt, net of current portion	$2,079,831	$1,688,919

Bank Credit Facility

On December 13, 2021, the Company amended its credit facility (the Credit Facility) primarily to extend the maturity date, increase borrowing capacity, and improve pricing. As amended, the Company’s $3,200.0 million Credit Facility consists of a $1,975.0 million revolving credit facility (the Revolving Facility) and a $1,225.0 million term loan (the Term Loan). The Revolving Facility has subfacilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,975.0 million. As of December 31, 2021, the Company had $896.5 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of December 31, 2021, the Company had $1,225.0 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of December 31, 2021, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 1.92 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of December 31, 2021, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.

The aggregate maturities of long-term debt at December 31, 2021 were as follows (in thousands):

Twelve months ending December 31,
2022	$30,625
2023	30,625
2024	61,250
2025	61,250
2026	1,937,750
Principal amount of long-term debt	2,121,500
Less unamortized discounts and debt issuance costs	(11,044)
Total long-term debt	$2,110,456

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and six months ended December 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Gain (loss) recognized in other comprehensive income	$2,194	$(908)	$1,186	$(2,188)
Amounts reclassified to earnings from accumulated other comprehensive loss	3,230	3,552	6,452	7,084
Net current period other comprehensive income	$5,424	$2,644	$7,638	$4,896

Note 11.	Legal Proceedings and Other Commitments and Contingencies

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

Note 12.	Earnings Per Share

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net income	$90,299	$106,478	$178,408	$200,122
Weighted-average number of basic shares outstanding during the period	23,399	25,225	23,480	25,162
Dilutive effect of RSUs after application of treasury stock method	199	226	242	307
Weighted-average number of diluted shares outstanding during the period	23,598	25,451	23,722	25,469
Basic earnings per share	$3.86	$4.22	$7.60	$7.95
Diluted earnings per share	$3.83	$4.18	$7.52	$7.86

Note 13.	Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company is currently under examination by the Internal Revenue Service for fiscal years 2017 through 2021.  The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company’s total liability for unrecognized tax benefits as of December 31, 2021 and June 30, 2021 was $34.3 million and $31.5 million, respectively. The $34.3 million unrecognized tax benefit at December 31, 2021, if recognized, would positively impact the Company’s effective tax rate.

The Company’s effective income tax rate was 20.2 percent and 22.3 percent for the three and six months ended December 31, 2021, respectively, and 19.6 percent and 22.1 percent for the three and six months ended December 31, 2020, respectively. Increases in the effective income tax rate were primarily due to decreases in excess tax benefits related to employee stock-based compensation.

On January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect which eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years.  The House Ways and Means Committee has proposed tax legislation to delay the effective date of this change to 2026, but it is uncertain whether the proposed delay will ultimately be enacted into law.  If no new legislation is passed, the provision would go into effect for the Company’s fiscal year 2023 and is expected to decrease cash flows from operations and increase net deferred tax assets by a similar amount.  The Company is currently evaluating the potential impact on cash flows from operations.

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

The Company evaluates the performance of its operating segments based on net income. Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenues:
Domestic	$1,438,250	$1,427,060	$2,881,972	$2,845,247
International	47,528	41,651	94,704	82,970
Total revenues	$1,485,778	$1,468,711	$2,976,676	$2,928,217

Net income:
Domestic	$83,407	$99,921	$165,104	$188,058
International	6,892	6,557	13,304	12,064
Total net income	$90,299	$106,478	$178,408	$200,122

Note 15.	Fair Value of Financial Instruments

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and June 30, 2021, and the level they fall within the fair value hierarchy (in thousands):

			December 31,	June 30,
	Financial Statement	Fair Value	2021	2021
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$17	$1,028
Interest rate swap agreements	Other long-term liabilities	Level 2	$15,486	$24,838

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Note 16.	Accelerated Share Repurchase

On March 12, 2021, the Company entered into an accelerated share repurchase agreement (ASR Agreement) with JPMorgan Chase Bank, National Association (JPMorgan).  Under the ASR Agreement, the Company paid $500.0 million to JPMorgan and received an initial delivery of 1.7 million shares of common stock which became treasury shares.  During the six months ended December 31, 2021, the ASR Agreement was completed and an additional 0.3 million shares of common stock were received which became treasury shares.  In total, 2.0 million shares were repurchased at an average price per share of $253.47.

Note 17.	Subsequent Event

In January 2022, the Company entered into two additional floating-to-fixed interest rate swap agreements including a 5 year $50.0 million swap effective July 1, 2022 and a 4 year $50.0 million swap effective January 1, 2023. The Company has designated these swaps as cash flow hedges.

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

•

Mission – CACI provides capabilities that enable the execution of a government agency’s primary function, or “mission”. This includes mission support, engineering services, C4ISR (command and control, communications, intelligence, surveillance, and reconnaissance) and cyber operations for land, air, sea, and space domains.

•

Expertise – CACI provides Expertise to both Enterprise and Mission customers. For Enterprise customers, we deliver talent with the specific technical and functional knowledge to support internal agency operations. Examples include functional software development expertise, data and business analysis, and IT operations support. For Mission customers, we deliver talent with technical and domain knowledge to support the execution of an agency’s mission.  Examples include engineering expertise such as naval architecture, marine engineering, and life cycle support; and mission support expertise such as intelligence and special operations support.

•

Technology – CACI delivers Technology, informed by Expertise, to both Enterprise and Mission customers. For both Enterprise and Mission, CACI provides: Software development at scale using open modern architectures, DevSecOps, and agile methodologies; and advanced data platforms, data operations and analyst-centric analytics including application of Artificial Intelligence and multi-source analysis. Additional examples of Enterprise technology include: Network and IT modernization; The customization, implementation, and maintenance of commercial-off-the-shelf (COTS) and enterprise resource planning (ERP) systems including financial, human capital, and supply chain management systems; and cyber security active defense and zero trust architectures. Additional examples of Mission technology include: Developing and deploying multi-domain offerings for signals intelligence, resilient communications, free space optical communications, electronic warfare including Counter-UAS, cyber operations, and Radio Frequency (RF) and 5G spectrum awareness, agility and usage. CACI invests ahead of customer need with research and development to generate unique intellectual property and differentiated technology addressing critical national security and government modernization needs.

Budgetary Environment

We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. Defense spending has generally increased over the past several years, and indications are that will continue in government fiscal year (GFY) 2022. The Biden administration’s initial GFY22 budget proposal called for an increase in aggregate defense spending of approximately 2% from GFY 2021. However, the recently-enacted GFY22 National Defense Authorization Act (NDAA), signed by the President on December 27, 2021, authorizes Department of Defense (DoD) funding of $740 billion, which represents an increase of 5% from GFY21 enacted levels of $704 billion. However, GFY 2022 appropriations bills have not yet been passed by Congress and signed by the President, which limits funding in the current GFY.

While we view the budget environment as constructive and believe there is bipartisan support for continued investment in the areas of defense and national security, it is uncertain when in any particular GFY that appropriations bills will be passed. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a continuing resolution (CR). On September 30, 2021, the President signed a CR, a temporary measure allowing the government to continue operations through December 3, 2021 at prior year funding levels. A second CR was signed on December 3, 2021 that funds government operations through February 18, 2022.

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

Impact of COVID-19

We continue to take steps to mitigate the impact of COVID-19 on our employees and our business. The impact of the continued spread of COVID-19 on our business will depend on future developments, which are uncertain and cannot be predicted, as well as other known factors outside our control. The recent surge of the Omicron variant of COVID-19, for example, has resulted in increased positive cases broadly, including within the employee base of some of our government customers. As a result, some of our government customers have limited in-person meetings, reduced access to customer facilities, and seen impacts to the normal operation of their business. We continue to work with our customers to implement appropriate risk mitigation efforts and alternative work arrangements, as necessary.

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

We continue to align the Company’s capabilities with well-funded budget priorities and took steps to maintain a competitive cost structure in line with our expectations of future business opportunities. In light of these actions, as well as the budgetary environment discussed above, we believe we are well positioned to continue to win new business in our large addressable market. We believe that the following trends will influence the USG’s spending in our addressable market:

•	A stable USG budget environment, particularly in defense and intelligence-related areas;
•	A shift in focus from readiness toward increased capabilities, effectiveness, and responsiveness;
•	Increased focus on cyber, space, and the electromagnetic spectrum as key domains for National Security;
•	Increased investments in advanced technologies (e.g., Artificial Intelligence, 5G), particularly software-based technologies;
•	Balanced focus on enterprise cost reductions through efficiency, with increased spend on network and application modernization and enhancements to cyber security protections;
•	Increasing focus on near-peer competitors and other nation state threats;
•	Continued focus on counterterrorism, counterintelligence, and counter proliferation as key U.S. security concerns; and
•	Increased USG interest in faster contracting and acquisition processes.

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

Results of Operations for the Three and Six Months Ended December 31, 2021 and 2020

The following table provides our results of operations (in thousands):

	Dollar Amount				Dollar Amount
	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2021	2020	Dollar	Percent	2021	2020	Dollar	Percent
Revenues	$1,485,778	$1,468,711	$17,067	1.2%	$2,976,676	$2,928,217	$48,459	1.7%
Costs of revenues:
Direct costs	974,018	947,131	26,887	2.8%	1,948,189	1,887,065	61,124	3.2%
Indirect costs and selling expenses	354,977	347,807	7,170	2.1%	712,083	702,811	9,272	1.3%
Depreciation and amortization	32,676	32,234	442	1.4%	65,268	62,378	2,890	4.6%
Total costs of revenues	1,361,671	1,327,172	34,499	2.6%	2,725,540	2,652,254	73,286	2.8%
Income from operations	124,107	141,539	(17,432)	(12.3)%	251,136	275,963	(24,827)	(9.0)%
Interest expense and other, net	11,009	9,087	1,922	21.2%	21,407	19,067	2,340	12.3%
Income before income taxes	113,098	132,452	(19,354)	(14.6)%	229,729	256,896	(27,167)	(10.6)%
Income taxes	22,799	25,974	(3,175)	(12.2)%	51,321	56,774	(5,453)	(9.6)%
Net income	$90,299	$106,478	$(16,179)	(15.2)%	$178,408	$200,122	$(21,714)	(10.9)%

Revenues.  The increase in revenues for the three and six months ended December 31, 2021, as compared to the three and six months ended December 31, 2020, was primarily attributable to organic growth from existing programs and acquired revenues partially offset by the completion of certain contracts.

The following table summarizes revenues by customer type with related percentages of revenues for the three and six months ended December 31, 2021 and 2020, respectively (in thousands):

	Dollar Amount				Dollar Amount
	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2021	2020	Dollar	Percent	2021	2020	Dollar	Percent
Department of Defense	$1,037,014	$1,012,875	$24,139	2.4%	$2,037,141	$2,017,070	$20,071	1.0%
Federal Civilian Agencies	371,897	390,034	(18,137)	(4.7)%	785,561	780,213	5,348	0.7%
Commercial and other	76,867	65,802	11,065	16.8%	153,974	130,934	23,040	17.6%
Total	$1,485,778	$1,468,711	$17,067	1.2%	$2,976,676	$2,928,217	$48,459	1.7%
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

Direct Costs.  The increase in direct costs for the three and six months ended December 31, 2021, as compared to the three and six months ended December 31, 2020, was primarily attributable to the increased revenues and a higher volume of materials and other direct costs.  As a percentage of revenue, direct costs were 65.6 percent and 65.4 percent for the three and six months ended December 31, 2021, respectively and 64.5 percent and 64.4 percent for the three and six months ended December 31, 2020, respectively.  Direct costs include direct labor, subcontractor costs, materials, and other direct costs.

Indirect Costs and Selling Expenses.   The increase in indirect costs and selling expenses for the three and six months ended December 31, 2021, as compared to the three and six months ended December 31, 2020, was primarily attributable to an increase in fringe benefit, conference, and travel expenses partially offset by reductions in indirect labor costs. As a percentage of revenue, indirect costs and selling expenses were 23.9 percent and 23.9 percent for the three and six months ended December 31, 2021, respectively and 23.7 percent and 24.0 percent for the three and six months ended December 31, 2020, respectively.

Depreciation and Amortization.  The increase in depreciation and amortization for the three and six months ended December 31, 2021, as compared to the three and six months ended December 31, 2020, was primarily attributable to intangible amortization from recent acquisitions.

Interest Expense and Other, Net.  The increase in interest expense and other, net for the three and six months ended December 31, 2021, as compared to the three and six months ended December 31, 2020, was primarily attributable to higher average outstanding debt balances and the write-off of unamortized deferred financing costs related to the December 13, 2021 Credit Facility amendment.

Income Tax Expense.  The income tax provisions represent an effective tax rate of 20.2 percent and 22.3 percent for the three and six months ended December 31, 2021, respectively and 19.6 percent and 22.1 percent for the three and six months ended December 31, 2020, respectively. The increases in the effective income tax rate were primarily due to decreases in excess tax benefits related to employee stock-based compensation.

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

As of December 31, 2021, the Company had total backlog of $24.1 billion, compared with $22.4 billion a year ago, an increase of 7.6 percent.  Contract awards were $2.0 billion for the three months ended December 31, 2021.  Funded backlog as of December 31, 2021 was $3.1 billion, compared with $2.9 billion a year ago, an increase of 6.9 percent.  The total backlog consists of remaining performance obligations (see Note 6) plus unexercised options.

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

The Company has a $3,200.0 million Credit Facility, which consists of a $1,975.0 million Revolving Facility and a $1,225.0 million Term Loan.  The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of December 31, 2021, we had $896.5 million outstanding under the Revolving Facility and no borrowings on the swing line.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026.  As of December 31, 2021, $1,225.0 million was outstanding under the Term Loan.

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

A summary of the change in cash and cash equivalents is presented below (in thousands):

	Six Months Ended
	December 31,
	2021	2020
Net cash provided by operating activities	$308,765	$382,287
Net cash used in investing activities	(630,065)	(387,000)
Net cash provided by (used in) financing activities	358,849	(5,865)
Effect of exchange rate changes on cash and cash equivalents	(1,477)	5,456
Net change in cash and cash equivalents	$36,072	$(5,122)

Net cash provided by operating activities decreased $73.5 million for the six months ended December 31, 2021, when compared to the six months ended December 31, 2020, primarily as a result of a $52.5 million benefit in the prior year from deferrals of employer related social security taxes under the CARES Act compared to a payment of $46.5 million in the current year and a $18.4 million decrease in net income after adding back non-cash adjustments, partially offset by a $46.4 million reduction in cash paid for income taxes.

Net cash used in investing activities increased $243.1 million for the six months ended December 31, 2021, when compared to the six months ended December 31, 2020, as a result of a $254.2 million increase in cash used in acquisitions of businesses partially offset by a $10.2 million reduction in capital expenditures.

Net cash provided by financing activities increased $364.7 million for the six months ended December 31, 2021, when compared to the six months ended December 31, 2020, primarily as a result of a $366.3 million increase in net borrowings under our Credit Facility.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $650.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the six months ended December 31, 2021 would have fluctuated by approximately $5.4 million.

Approximately 3.2 percent and 2.8 percent of our total revenues during the six months ended December 31, 2021 and 2020, respectively, were derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2021, we held a combination of euros and pounds sterling in the U.K. and the Netherlands equivalent to approximately $59.5 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at December 31, 2021.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021.

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

On October 1, 2021, the plaintiffs filed an estimate of compensatory damages between $6.0 million and $9.0 million ($2.0 million to $3.0 million per plaintiff) and an estimate of punitive damages between $23.5 million and $64.0 million.

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

On September 13, 2021, the Court issued an Order directing plaintiffs’ counsel to file a report advising the Court of the status of each plaintiff, and indicating that any plaintiff whom counsel is unable to contact may be dismissed from the action.   On October 4, 2021, plaintiffs’ counsel filed a memorandum stating that the action was brought by forty-six plaintiffs, and that plaintiffs’ counsel was in contact with many of the plaintiffs but needed additional time to provide the Court with a final report.  On October 4, 2021, the Court entered an Order extending plaintiffs’ response to October 25, 2021.  On October 25, 2021, plaintiffs’ counsel filed a memorandum stating that he was in communication with 46 plaintiffs or their representatives.

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

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The COVID-19 pandemic and the mitigation efforts to control its spread have adversely impacted the U.S. and global economies, leading to disruptions and volatility in global capital markets. While we have taken steps to mitigate the impact of the COVID-19 pandemic on our employees and our business, the continued spread of COVID-19 may have a material adverse effect on our business, financial position, results of operations and/or cash flows as the result of significant portions of our workforce being unable to work due to illness, quarantines, government actions, facility closures, vaccination status, or other restrictions; the inability for us to fully perform on our contracts as a result of government actions or reduction in personnel due to government mandates which may require our employees to be vaccinated; delays or limits to the ability of the U.S. Government or other customers to make timely payments; incurrence of increased costs which may not be recoverable; adverse impacts on our access to capital; or other unpredictable events. We continue to monitor the effect of COVID-19 on our business, but we cannot predict the full impact of COVID-19 as the extent of the impact will depend on the duration and spread of the pandemic and the actions taken by federal, state, local and foreign governments to prevent the spread of COVID-19.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2021	9,277	$271.98	1,276,814	223,186
November 2021	—	—	—	—
December 2021	—	$-	—	—
Total	9,277		1,276,814

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	Amended and Restated Credit Agreement, dated December 13, 2021, by and among CACI International Inc, the subsidiaries of CACI International Inc named therein, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and each of the lenders named therein.		8-K	December 17, 2021	10.1

10.2	Amendment No. 3 to the Master Accounts Receivable Purchase Agreement dated December 28, 2018, among CACI, International Inc, CACI, Inc. – Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 29, 2021	10.1

10.3	Form of RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan.	X

10.4	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan.	X

31.1	Section 302 Certification John S. Mengucci	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification John S. Mengucci	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: January 27, 2022	By:	/s/ John S. Mengucci
John S. Mengucci
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 27, 2022	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: January 27, 2022	By:	/s/ Travis B. Johnson
Travis B. Johnson
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)