Form 10-Q
period 2022-03-31
CACI INTERNATIONAL INC /DE/
filed 2022-04-28
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 13, 2022, there were 23,412,651 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenues	$1,583,980	$1,551,918	$4,560,656	$4,480,135
Costs of revenues:
Direct costs	1,022,181	1,000,235	2,970,370	2,887,300
Indirect costs and selling expenses	402,227	369,015	1,114,310	1,071,826
Depreciation and amortization	34,216	31,230	99,484	93,608
Total costs of revenues	1,458,624	1,400,480	4,184,164	4,052,734
Income from operations	125,356	151,438	376,492	427,401
Interest expense and other, net	9,084	8,954	30,491	28,021
Income before income taxes	116,272	142,484	346,001	399,380
Income taxes	20,855	22,140	72,176	78,914
Net income	$95,417	$120,344	$273,825	$320,466
Basic earnings per share	$4.08	$4.83	$11.67	$12.81
Diluted earnings per share	$4.04	$4.78	$11.56	$12.66
Weighted-average basic shares outstanding	23,409	24,935	23,457	25,026
Weighted-average diluted shares outstanding	23,616	25,166	23,687	25,307

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net income	$95,417	$120,344	$273,825	$320,466
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,087)	440	(11,274)	21,946
Change in fair value of interest rate swap agreements, net of tax	17,361	6,467	24,999	11,363
Other comprehensive income, net of tax	12,274	6,907	13,725	33,309
Comprehensive income	$107,691	$127,251	$287,550	$353,775

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	March 31,	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$125,074	$88,031
Accounts receivable, net	857,181	879,851
Prepaid expenses and other current assets	210,988	363,294
Total current assets	1,193,243	1,331,176
Goodwill	4,069,954	3,632,578
Intangible assets, net	601,464	476,106
Property, plant and equipment, net	187,363	190,444
Operating lease right-of-use assets	332,844	356,887
Supplemental retirement savings plan assets	100,298	102,984
Accounts receivable, long-term	11,134	12,159
Other long-term assets	80,449	70,038
Total assets	$6,576,749	$6,172,372
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,625	$46,920
Accounts payable	218,026	148,636
Accrued compensation and benefits	377,456	409,275
Other accrued expenses and current liabilities	301,335	279,970
Total current liabilities	927,442	884,801
Long-term debt, net of current portion	1,823,240	1,688,919
Supplemental retirement savings plan obligations, net of current portion	104,644	104,490
Deferred income taxes	350,309	327,230
Operating lease liabilities, noncurrent	332,338	363,302
Other long-term liabilities	77,890	138,352
Total liabilities	$3,615,863	$3,507,094
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,817 shares issued and 23,413 outstanding at March 31, 2022 and 42,676 shares issued and 23,554 outstanding at June 30, 2021	4,282	4,268
Additional paid-in capital	563,452	484,260
Retained earnings	3,462,912	3,189,087
Accumulated other comprehensive loss	(22,566)	(36,291)
Treasury stock, at cost (19,404 and 19,122 shares, respectively)	(1,047,329)	(976,181)
Total CACI shareholders’ equity	2,960,751	2,665,143
Noncontrolling interest	135	135
Total shareholders’ equity	2,960,886	2,665,278
Total liabilities and shareholders’ equity	$6,576,749	$6,172,372

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$273,825	$320,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,484	93,608
Amortization of deferred financing costs	1,712	1,743
Loss on extinguishment of debt	891	—
Non-cash lease expense	51,449	57,800
Stock-based compensation expense	23,085	23,841
Deferred income taxes	2,813	(585)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	66,953	(18,826)
Prepaid expenses and other assets	(27,227)	(27,068)
Accounts payable and other accrued expenses	23,056	27,933
Accrued compensation and benefits	(84,466)	41,691
Income taxes payable and receivable	201,112	10,102
Operating lease liabilities	(54,575)	(55,274)
Long-term liabilities	14,901	25,085
Net cash provided by operating activities	593,013	500,516
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(38,742)	(51,273)
Acquisition of businesses, net of cash acquired	(615,769)	(355,452)
Other	923	2,744
Net cash used in investing activities	(653,588)	(403,981)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	2,087,095	2,478,500
Principal payments made under bank credit facilities	(1,965,386)	(2,062,690)
Payment of financing costs under bank credit facilities	(6,286)	—
Proceeds from employee stock purchase plans	7,398	6,840
Repurchases of common stock	(7,301)	(506,629)
Payment of taxes for equity transactions	(14,685)	(19,567)
Net cash provided by (used in) financing activities	100,835	(103,546)
Effect of exchange rate changes on cash and cash equivalents	(3,217)	5,366
Net change in cash and cash equivalents	37,043	(1,645)
Cash and cash equivalents at beginning of period	88,031	107,236
Cash and cash equivalents at end of period	$125,074	$105,591
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (refunds received) during the period for income taxes	$(146,985)	$48,855
Cash paid during the period for interest	$27,298	$25,405
Non-cash financing and investing activities:
Landlord sponsored tenant incentives	$2,256	$15,468
Accrued capital expenditures	$952	$1,075

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares Amount		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at December 31, 2021	42,810	$4,281	$555,968	$3,367,495	$(34,840)	19,404	$(1,047,329)	$2,845,575	$135	$2,845,710
Net income	—	—	—	95,417	—	—	—	95,417	—	95,417
Stock-based compensation expense	—	—	8,387	—	—	—	—	8,387	—	8,387
Tax withholdings on restricted share vestings	7	1	(773)	—	—	—	—	(772)	—	(772)
Other comprehensive income, net of tax	—	—	—	—	12,274	—	—	12,274	—	12,274
Repurchases of common stock	—	—	(130)	—	—	9	(2,176)	(2,306)	—	(2,306)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(9)	2,176	2,176	—	2,176
Balance at March 31, 2022	42,817	$4,282	$563,452	$3,462,912	$(22,566)	19,404	$(1,047,329)	$2,960,751	$135	$2,960,886

Balance at December 31, 2020	42,663	$4,266	$570,176	$2,931,766	$(45,883)	17,432	$(576,181)	$2,884,144	$135	$2,884,279
Net income	—	—	—	120,344	—	—	—	120,344	—	120,344
Stock-based compensation expense	—	—	8,800	—	—	—	—	8,800	—	8,800
Tax withholdings on restricted share vestings	9	1	(905)	—	—	—	—	(904)	—	(904)
Other comprehensive income, net of tax	—	—	—	—	6,907	—	—	6,907	—	6,907
Repurchases of common stock	—	—	(100,032)	—	—	1,699	(402,177)	(502,209)	—	(502,209)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(9)	2,177	2,177	—	2,177
Balance at March 31, 2021	42,672	$4,267	$478,039	$3,052,110	$(38,976)	19,122	$(976,181)	$2,519,259	$135	$2,519,394

Balance at June 30, 2021	42,676	$4,268	$484,260	$3,189,087	$(36,291)	19,122	$(976,181)	$2,665,143	$135	$2,665,278
Net income	—	—	—	273,825	—	—	—	273,825	—	273,825
Stock-based compensation expense	—	—	23,085	—	—	—	—	23,085	—	23,085
Tax withholdings on restricted share vestings	141	14	(14,585)	—	—	—	—	(14,571)	—	(14,571)
Other comprehensive income, net of tax	—	—	—	—	13,725	—	—	13,725	—	13,725
Repurchases of common stock	—	—	70,631	—	—	310	(77,932)	(7,301)	—	(7,301)
Treasury stock issued under stock purchase plans	—	—	61	—	—	(28)	6,784	6,845	—	6,845
Balance at March 31, 2022	42,817	$4,282	$563,452	$3,462,912	$(22,566)	19,404	$(1,047,329)	$2,960,751	$135	$2,960,886

Balance at June 30, 2020	42,525	$4,253	$573,744	$2,731,644	$(72,285)	17,432	$(576,181)	$2,661,175	$135	$2,661,310
Net income	—	—	—	320,466	—	—	—	320,466	—	320,466
Stock-based compensation expense	—	—	23,841	—	—	—	—	23,841	—	23,841
Tax withholdings on restricted share vestings	147	14	(19,500)	—	—	—	—	(19,486)	—	(19,486)
Other comprehensive income, net of tax	—	—	—	—	33,309	—	—	33,309	—	33,309
Repurchases of common stock	—	—	(100,065)	—	—	1,721	(406,564)	(506,629)	—	(506,629)
Treasury stock issued under stock purchase plans	—	—	19	—	—	(31)	6,564	6,583	—	6,583
Balance at March 31, 2021	42,672	$4,267	$478,039	$3,052,110	$(38,976)	19,122	$(976,181)	$2,519,259	$135	$2,519,394

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of March 31, 2022 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.  See Notes 10 and 15.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2021.  The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

During the nine months ended March 31, 2022 CACI completed four acquisitions that provide mission and enterprise technology to sensitive government customers. Their capabilities include open source intelligence solutions, specialized cyber, satellite communications, multi-domain photonics technologies for free-space optical (FSO) communications, and commercial solutions for classified (CSfC) security technologies. The aggregate purchase consideration was approximately $609.7 million. The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $444.6 million to goodwill and $180.6 million to intangible assets.  The intangible assets consist of customer relationships of $98.4 million and technology of $82.2 million.  The fair value attributed to intangible assets is being amortized on an accelerated basis over a range of approximately 15 to 20 years for customer relationships and over a range of approximately 5 to 10 years for technology.  The fair value attributed to the intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques. Of the value attributed to goodwill and intangible assets, approximately $492.4 million is deductible for income tax purposes.

Note 4.	Intangible Assets

Intangible assets, net including those allocated on a preliminary basis, consisted of the following (in thousands):

	March 31,	June 30,
	2022 (1)	2021
Intangible assets:
Customer contracts and related customer relationships	$658,475	$601,516
Acquired technologies	280,358	198,273
Intangible assets	938,833	799,789
Less accumulated amortization:
Customer contracts and related customer relationships	(266,260)	(276,498)
Acquired technologies	(71,109)	(47,185)
Less accumulated amortization	(337,369)	(323,683)
Total intangible assets, net	$601,464	$476,106

(1)	During the nine months ended March 31, 2022, the Company removed $40.9 million in fully amortized intangible assets.

Intangible assets are primarily amortized on an accelerated basis over periods ranging from one to twenty years.  The weighted-average period of amortization for all customer contracts and related customer relationships as of March 31, 2022 is 18 years, and the weighted-average remaining period of amortization is 15 years.  The weighted-average period of amortization for acquired technologies as of March 31, 2022 is 10 years, and the weighted-average remaining period of amortization is 9 years.

Amortization expense was $19.3 million and $54.9 million for the three and nine months ended March 31, 2022, respectively, and $17.0 million and $50.6 million for the three and nine months ended March 31, 2021, respectively. The estimated annual amortization expense as of March 31, 2022 was as follows (in thousands):

Fiscal year ending June 30,	Amount
2022 (remainder of year)	$19,209
2023	75,506
2024	72,035
2025	67,872
2026	60,242
2027 and thereafter	306,600
$601,464

Note 5.	Goodwill

The changes in the carrying amount of goodwill for the nine months ended March 31, 2022 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2021	$3,491,747	$140,831	$3,632,578
Goodwill acquired (1)	444,648	—	444,648
Foreign currency translation	(41)	(7,231)	(7,272)
Balance at March 31, 2022	$3,936,354	$133,600	$4,069,954

(1)	Includes goodwill initially allocated to new business combinations as well as measurement period adjustments, when applicable.

Note 6.	Revenues from Contracts with Customers

Disaggregation of Revenues

The Company disaggregates revenues by contract type, customer type, prime vs. subcontractor, and whether the solution provided is primarily expertise or technology.  These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.

Disaggregated revenues by contract type were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2022			March 31, 2022
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$889,624	$—	$889,624	$2,672,695	$—	$2,672,695
Fixed-price	468,116	35,058	503,174	1,242,601	101,568	1,344,169
Time-and-materials	175,140	16,042	191,182	499,556	44,236	543,792
Total	$1,532,880	$51,100	$1,583,980	$4,414,852	$145,804	$4,560,656

	Three Months Ended			Nine Months Ended
	March 31, 2021			March 31, 2021
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$905,774	$—	$905,774	$2,572,967	$—	$2,572,967
Fixed-price	424,580	32,519	457,099	1,245,278	86,456	1,331,734
Time-and-materials	174,683	14,362	189,045	532,039	43,395	575,434
Total	$1,505,037	$46,881	$1,551,918	$4,350,284	$129,851	$4,480,135

Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2022			March 31, 2022
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,118,665	$—	$1,118,665	$3,155,806	$—	$3,155,806
Federal Civilian agencies	380,837	—	380,837	1,166,398	—	1,166,398
Commercial and other	33,378	51,100	84,478	92,648	145,804	238,452
Total	$1,532,880	$51,100	$1,583,980	$4,414,852	$145,804	$4,560,656

	Three Months Ended			Nine Months Ended
	March 31, 2021			March 31, 2021
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,074,056	$—	$1,074,056	$3,091,126	$—	$3,091,126
Federal Civilian agencies	405,855	—	405,855	1,186,068	—	1,186,068
Commercial and other	25,126	46,881	72,007	73,090	129,851	202,941
Total	$1,505,037	$46,881	$1,551,918	$4,350,284	$129,851	$4,480,135

Disaggregated revenues by prime vs. subcontractor were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2022			March 31, 2022
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,373,045	$46,760	$1,419,805	$3,964,227	$132,983	$4,097,210
Subcontractor	159,835	4,340	164,175	450,625	12,821	463,446
Total	$1,532,880	$51,100	$1,583,980	$4,414,852	$145,804	$4,560,656

	Three Months Ended			Nine Months Ended
	March 31, 2021			March 31, 2021
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,358,423	$43,210	$1,401,633	$3,935,661	$119,835	$4,055,496
Subcontractor	146,614	3,671	150,285	414,623	10,016	424,639
Total	$1,505,037	$46,881	$1,551,918	$4,350,284	$129,851	$4,480,135

Disaggregated revenues by expertise or technology were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2022			March 31, 2022
	Domestic	International	Total	Domestic	International	Total
Expertise	$697,347	$18,852	$716,199	$2,049,180	$56,374	$2,105,554
Technology	835,533	32,248	867,781	2,365,672	89,430	2,455,102
Total	$1,532,880	$51,100	$1,583,980	$4,414,852	$145,804	$4,560,656

	Three Months Ended			Nine Months Ended
	March 31, 2021			March 31, 2021
	Domestic	International	Total	Domestic	International	Total
Expertise	$745,440	$18,979	$764,419	$2,184,449	$52,929	$2,237,378
Technology	759,597	27,902	787,499	2,165,835	76,922	2,242,757
Total	$1,505,037	$46,881	$1,551,918	$4,350,284	$129,851	$4,480,135

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

Aggregate net changes in estimates for the three and nine months ended March 31, 2022 reflected an increase to income before income taxes of $13.0 million ($0.40 per diluted share) and $21.2 million ($0.66 per diluted share), respectively, compared with $10.7 million ($0.31 per diluted share) and $36.6 million ($1.06 per diluted share), for the three and nine months ended March 31, 2021, respectively.  The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.

Revenues recognized from previously satisfied performance obligations were not material for the three and nine months ended March 31, 2022 compared to $0.7 million and $2.3 million for the three and nine months ended March 31, 2021, respectively.  The change in revenues generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customer’s final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.

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

As of March 31, 2022, the Company had $6.8 billion of RPO and expects to recognize approximately 90 percent over the next twelve months with the remainder to be recognized thereafter.

Note 7.	Contract Balances

Contract balances consisted of the following (in thousands):

		March 31,	June 30,
Description of Contract Related Balance	Financial Statement Classification	2022	2021
Billed and billable receivables	Accounts receivable, net	$720,032	$763,921
Contract assets – current unbilled receivables	Accounts receivable, net	137,149	115,930
Contract assets – current costs to obtain	Prepaid expenses and other current assets	4,907	4,144
Contract assets – noncurrent unbilled receivables	Accounts receivable, long-term	11,134	12,159
Contract assets – noncurrent costs to obtain	Other long-term assets	10,925	9,584
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(104,730)	(70,907)
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other long-term liabilities	(7,906)	(6,837)

During the three and nine months ended March 31, 2022, the Company recognized $4.1 million and $72.4 million of revenues, respectively, compared with $4.2 million and $57.1 million of revenues for the three and nine months ended March 31, 2021, respectively, that was included in a previously recorded contract liability as of the beginning of the period.

Note 8.	Inventories

Inventories consisted of the following (in thousands):

	March 31,	June 30,
	2022	2021
Materials, purchased parts and supplies	$55,050	$52,615
Work in process	16,307	11,353
Finished goods	26,324	15,728
Total	$97,681	$79,696

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

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services.  The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of March 31, 2022.  Proceeds from the sold receivables are reflected in operating cash flows on the statement of cash flows.

MARPA activity consisted of the following (in thousands):

	As of and for the Nine Months Ended
	March 31,
	2022	2021
Beginning balance:	$182,027	$200,000
Sales of receivables	2,041,215	2,048,585
Cash collections	(2,065,575)	(2,058,725)
Outstanding balance sold to Purchaser: (1)	157,667	189,860
Cash collected, not remitted to Purchaser (2)	(17,491)	(76,388)
Remaining sold receivables	$140,176	$113,472

(1)

For the nine months ended March 31, 2022 and 2021, the Company recorded a net cash outflow of $24.4 million and a net cash outflow of $10.1 million in its cash flows from operating activities, respectively, from sold receivables.  MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.

(2)

Includes the cash collected on behalf of but not yet remitted to the Purchaser as of March 31, 2022 and 2021.  This balance is included in other accrued expenses and current liabilities as of the balance sheet date.

Note 10.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	June 30,
	2022	2021
Bank credit facility – term loans	$1,217,344	$797,635
Bank credit facility – revolver loans	647,000	945,000
Principal amount of long-term debt	1,864,344	1,742,635
Less unamortized discounts and debt issuance costs	(10,479)	(6,796)
Total long-term debt	1,853,865	1,735,839
Less current portion	(30,625)	(46,920)
Long-term debt, net of current portion	$1,823,240	$1,688,919

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,975.0 million. As of March 31, 2022, the Company had $647.0 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of March 31, 2022, the Company had $1,217.3 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total leverage ratio.  As of March 31, 2022, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.09 percent.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of March 31, 2022, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.

The aggregate maturities of long-term debt at March 31, 2022 were as follows (in thousands):

Twelve months ending March 31,
2023	$30,625
2024	38,281
2025	61,250
2026	61,250
2027	1,672,938
Principal amount of long-term debt	1,864,344
Less unamortized discounts and debt issuance costs	(10,479)
Total long-term debt	$1,853,865

Cash Flow Hedges

The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations.  The Company has entered into several floating-to-fixed interest rate swap agreements for an aggregate notional amount of $800.0 million which hedge a portion of the Company’s floating rate indebtedness.  The swaps mature at various dates through 2028.  The Company has designated the swaps as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Realized gains and losses in connection with each required interest payment are reclassified from accumulated other comprehensive income or loss to interest expense.  The Company does not hold or issue derivative financial instruments for trading purposes.

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and nine months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Gain (loss) recognized in other comprehensive income	$14,761	$2,945	$15,947	$757
Amounts reclassified to earnings from accumulated other comprehensive loss	2,600	3,522	9,052	10,606
Net current period other comprehensive income	$17,361	$6,467	$24,999	$11,363

Note 11.	Legal Proceedings and Other Commitments and Contingencies

Legal Proceedings

The Company is involved in various claims, lawsuits, and administrative proceedings arising in the normal course of business, none of which, based on current information, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Government Contracting

Payments to the Company on cost-plus-fee and T&M contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services.  The DCAA has completed audits of the Company’s annual incurred cost proposals through fiscal year 2020.  The Company is still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believe its reserves for such are adequate. Adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows and the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues may be identified, discussed and settled.

Note 12.	Earnings Per Share

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net income	$95,417	$120,344	$273,825	$320,466
Weighted-average number of basic shares outstanding during the period	23,409	24,935	23,457	25,026
Dilutive effect of RSUs after application of treasury stock method	207	231	230	281
Weighted-average number of diluted shares outstanding during the period	23,616	25,166	23,687	25,307
Basic earnings per share	$4.08	$4.83	$11.67	$12.81
Diluted earnings per share	$4.04	$4.78	$11.56	$12.66

Note 13.	Income Taxes

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

The Company’s total liability for unrecognized tax benefits as of March 31, 2022 and June 30, 2021 was $46.0 million and $31.5 million, respectively. During the quarter, the Company recognized an increase in the liability for unrecognized tax benefits related to an increase in research and development tax credits. The $46.0 million unrecognized tax benefit at March 31, 2022, if recognized, would positively impact the Company’s effective tax rate.

The Company’s effective income tax rate was 17.9 percent and 20.9 percent for the three and nine months ended March 31, 2022, respectively, and 15.5 percent and 19.8 percent for the three and nine months ended March 31, 2021, respectively. Increases in the effective income tax rate were primarily due to the fact that comparative periods include additional research and development credits for prior year tax filings.

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

The Company evaluates the performance of its operating segments based on net income. Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenues:
Domestic	$1,532,880	$1,505,037	$4,414,852	$4,350,284
International	51,100	46,881	145,804	129,851
Total revenues	$1,583,980	$1,551,918	$4,560,656	$4,480,135

Net income:
Domestic	$87,543	$113,536	$252,647	$301,594
International	7,874	6,808	21,178	18,872
Total net income	$95,417	$120,344	$273,825	$320,466

Note 15.	Fair Value of Financial Instruments

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and June 30, 2021, and the level they fall within the fair value hierarchy (in thousands):

			March 31,	June 30,
	Financial Statement	Fair Value	2022	2021
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Interest rate swap agreements	Other long-term assets	Level 2	$9,112	$—
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$390	$1,028
Interest rate swap agreements	Other long-term liabilities	Level 2	$671	$24,838

Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

Note 16.	Accelerated Share Repurchase

On March 12, 2021, the Company entered into an accelerated share repurchase agreement (ASR Agreement) with JPMorgan Chase Bank, National Association (JPMorgan).  Under the ASR Agreement, the Company paid $500.0 million to JPMorgan and received an initial delivery of 1.7 million shares of common stock which became treasury shares.  During the nine months ended March 31, 2022, the ASR Agreement was completed and an additional 0.3 million shares of common stock were received which became treasury shares.  In total, 2.0 million shares were repurchased at an average price per share of $253.47.

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

Budgetary Environment

We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. On March 15, 2022, the President signed the into law the omnibus appropriations bill that provides full-year funding for the government fiscal year ending September 30, 2022 (GFY22). Of the total approximately $1.5 trillion in discretionary funding, approximately $782 billion is for national defense and approximately $730 billion is for nondefense. These defense and nondefense funding levels represent increases of 5.6% and 6.7%, respectively, over GFY21 enacted levels. GFY22 defense spending in fact increased both over the President’s GFY22 budget request and the National Defense Authorization Act (NDAA) passed by Congress on December 27, 2021. Defense spending has generally increased over the last several years, and given the current global threat environment, including the conflict in Ukraine, this trend is likely to continue in GFY23. In fact, the President’s initial GFY23 budget proposal calls for an increase in aggregate defense spending of approximately 4% from GFY22 levels. In addition, funding for intelligence programs, including Military Intelligence Programs (MIP) and National Intelligence Programs (NIP), as well as cybersecurity-related programs, is also projected to increase in both GFY22 and GFY23.

While we view the budget environment as constructive and believe there is bipartisan support for continued investment in the areas of defense and national security, it is uncertain when in any particular GFY that appropriations bills will be passed. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a continuing resolution (CR). On September 30, 2021, the President signed a CR, a temporary measure allowing the government to continue operations through December 3, 2021 at prior year funding levels. A second CR was signed on December 3, 2021 that funded government operations through February 18, 2022, and a third CR was signed on February 18, 2022 to fund government operations until the final omnibus bill was passed and signed.

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

Impact of COVID-19

We continue to take steps to mitigate the impact of COVID-19 on our employees and our business. The impact of the continued spread of COVID-19 on our business will depend on future developments, which are uncertain and cannot be predicted, as well as other known factors outside our control. The surge of the Omicron variant of COVID-19, for example, resulted in increased positive cases broadly, including within the employee base of some of our government customers. As a result, some of our government customers have limited in-person meetings, reduced access to customer facilities, and seen impacts to the normal operation of their business. We continue to work with our customers to implement appropriate risk mitigation efforts and alternative work arrangements, as necessary. The surge of Omicron and other COVID-19 variants, both in and outside the U.S., also continues to be one of many reasons for continued supply chain shortages.

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

We continue to align the Company’s capabilities with well-funded budget priorities and took steps to maintain a competitive cost structure in line with our expectations of future business opportunities. In light of these actions, as well as the budgetary environment discussed above, we believe we are well positioned to continue to win new business in our large addressable market. We believe that the following trends will influence the USG’s spending in our addressable market:

•	A stable-to-higher USG budget environment, particularly in defense and intelligence-related areas;
•	A shift in focus from readiness toward increased capabilities, effectiveness, and responsiveness;
•	Increased focus on cyber, space, and the electromagnetic spectrum as key domains for National Security;
•	Increased investments in advanced technologies (e.g., Artificial Intelligence, 5G), particularly software-based technologies;
•	Balanced focus on enterprise cost reductions through efficiency, with increased spend on network and application modernization and enhancements to cyber security protections;
•	Increasing focus on near-peer competitors and other nation state threats;
•	Continued focus on counterterrorism, counterintelligence, and counter proliferation as key U.S. security concerns; and
•	Increased USG interest in faster contracting and acquisition processes.

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

Results of Operations for the Three and nine Months Ended March 31, 2022 and 2021

The following table provides our results of operations (in thousands):

	Dollar Amount				Dollar Amount
	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2022	2021	Dollar	Percent	2022	2021	Dollar	Percent
Revenues	$1,583,980	$1,551,918	$32,062	2.1%	$4,560,656	$4,480,135	$80,521	1.8%
Costs of revenues:
Direct costs	1,022,181	1,000,235	21,946	2.2%	2,970,370	2,887,300	83,070	2.9%
Indirect costs and selling expenses	402,227	369,015	33,212	9.0%	1,114,310	1,071,826	42,484	4.0%
Depreciation and amortization	34,216	31,230	2,986	9.6%	99,484	93,608	5,876	6.3%
Total costs of revenues	1,458,624	1,400,480	58,144	4.2%	4,184,164	4,052,734	131,430	3.2%
Income from operations	125,356	151,438	(26,082)	(17.2)%	376,492	427,401	(50,909)	(11.9)%
Interest expense and other, net	9,084	8,954	130	1.5%	30,491	28,021	2,470	8.8%
Income before income taxes	116,272	142,484	(26,212)	(18.4)%	346,001	399,380	(53,379)	(13.4)%
Income taxes	20,855	22,140	(1,285)	(5.8)%	72,176	78,914	(6,738)	(8.5)%
Net income	$95,417	$120,344	$(24,927)	(20.7)%	$273,825	$320,466	$(46,641)	(14.6)%

Revenues.  The increase in revenues for the three and nine months ended March 31, 2022, as compared to the three and nine months ended March 31, 2021, was primarily attributable to revenues from the four acquisitions completed in fiscal year 2022.

The following table summarizes revenues by customer type with related percentages of revenues for the three and nine months ended March 31, 2022 and 2021, respectively (in thousands):

	Dollar Amount				Dollar Amount
	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2022	2021	Dollar	Percent	2022	2021	Dollar	Percent
Department of Defense	$1,118,665	$1,074,056	$44,609	4.2%	$3,155,806	$3,091,126	$64,680	2.1%
Federal Civilian Agencies	380,837	405,855	(25,018)	(6.2)%	1,166,398	1,186,068	(19,670)	(1.7)%
Commercial and other	84,478	72,007	12,471	17.3%	238,452	202,941	35,511	17.5%
Total	$1,583,980	$1,551,918	$32,062	2.1%	$4,560,656	$4,480,135	$80,521	1.8%
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

Direct Costs.  The increase in direct costs for the three and nine months ended March 31, 2022, as compared to the three and nine months ended March 31, 2021, was primarily attributable to the four acquisitions completed in fiscal 2022.  As a percentage of revenue, direct costs were 64.5 percent and 65.1 percent for the three and nine months ended March 31, 2022, respectively and 64.5 percent and 64.4 percent for the three and nine months ended March 31, 2021, respectively.  Direct costs include direct labor, subcontractor costs, materials, and other direct costs.

Indirect Costs and Selling Expenses.  The increase in indirect costs and selling expenses for the three and nine months ended March 31, 2022, as compared to the three and nine months ended March 31, 2021, was primarily attributable to the four acquisitions completed in fiscal year 2022 and to an increase in fringe benefit, conference, and travel expenses.  As a percentage of revenue, indirect costs and selling expenses were 25.4 percent and 24.4 percent for the three and nine months ended March 31, 2022, respectively and 23.8 percent and 23.9 percent for the three and nine months ended March 31, 2021, respectively.

Depreciation and Amortization. The increase in depreciation and amortization for the three and nine months ended March 31, 2022, as compared to the three and nine months ended March 31, 2021, was primarily attributable to intangible amortization from the four acquisitions in fiscal year 2022.

Interest Expense and Other, Net.  The increase in interest expense and other, net for the three and nine months ended March 31, 2022, as compared to the three and nine months ended March 31, 2021, was primarily attributable to higher average outstanding debt balances and the write-off of unamortized deferred financing costs related to the December 13, 2021 Credit Facility amendment.

Income Tax Expense.  The income tax provisions represent an effective tax rate of 17.9 percent and 20.9 percent for the three and nine months ended March 31, 2022, respectively and 15.5 percent and 19.8 percent for the three and nine months ended March 31, 2021, respectively. Increases in the effective income tax rates were primarily due to the fact that the comparative periods included additional research and development credits for prior year tax filings.

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

As of March 31, 2022, the Company had total backlog of $23.5 billion, compared with $22.3 billion a year ago, an increase of 5.4 percent.  Contract awards were $1.2 billion for the three months ended March 31, 2022.  Funded backlog as of March 31, 2022 was $2.8 billion, compared with $3.0 billion a year ago, a decrease of 6.7 percent.  The total backlog consists of remaining performance obligations (see Note 6) plus unexercised options.

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

The Company has a $3,200.0 million Credit Facility, which consists of a $1,975.0 million Revolving Facility and a $1,225.0 million Term Loan.  The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of March 31, 2022, we had $647.0 million outstanding under the Revolving Facility and no borrowings on the swing line.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026.  As of March 31, 2022, $1,217.3 million was outstanding under the Term Loan.

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

A summary of the change in cash and cash equivalents is presented below (in thousands):

	Nine Months Ended
	March 31,
	2022	2021
Net cash provided by operating activities	$593,013	$500,516
Net cash used in investing activities	(653,588)	(403,981)
Net cash provided by (used in) financing activities	100,835	(103,546)
Effect of exchange rate changes on cash and cash equivalents	(3,217)	5,366
Net change in cash and cash equivalents	$37,043	$(1,645)

Net cash provided by operating activities increased $92.5 million for the nine months ended March 31, 2022, when compared to the nine months ended March 31, 2021, primarily as a result of a $195.8 million reduction in cash paid for income taxes, partially offset by a $52.5 million benefit in the prior year from deferrals of employer related social security taxes under the CARES Act compared to a payment of $46.5 million in the current year.

Net cash used in investing activities increased $249.6 million for the nine months ended March 31, 2022, when compared to the nine months ended March 31, 2021, primarily as a result of a $260.3 million increase in cash used in acquisitions of businesses partially offset by a $12.5 million reduction in capital expenditures.

Net cash provided by financing activities increased $204.4 million for the nine months ended March 31, 2022, when compared to the nine months ended March 31, 2021, primarily as a result of a $499.3 million reduction in repurchases of common stock, partially offset by a $294.1 million decrease in net borrowings under our Credit Facility.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $800.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the nine months ended March 31, 2022 would have fluctuated by approximately $9.1 million.

Approximately 3.2 percent and 2.9 percent of our total revenues during the nine months ended March 31, 2022 and 2021, respectively, were derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2022, we held a combination of euros and pounds sterling in the U.K. and the Netherlands equivalent to approximately $65.6 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at March 31, 2022.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2022	8,511	$270.97	1,285,325	214,675
February 2022	—	—	—	—
March 2022	—	$—	—	—
Total	8,511		1,285,325

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

CACI International Inc
Registrant

Date: April 28, 2022	By:	/s/ John S. Mengucci
John S. Mengucci
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 28, 2022	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 28, 2022	By:	/s/ Travis B. Johnson
Travis B. Johnson
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)