Form 10-K
period 2022-06-30
CACI INTERNATIONAL INC /DE/
filed 2022-08-11
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The aggregate market value of common shares held by non-affiliates of the Registrant on December 31, 2021 was $6,235,243,074, based upon the closing price of the Registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of July 27, 2022, there were 23,417,481 shares outstanding of CACI International’s common stock, par value $0.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Proxy Statement to be filed with the Securities Exchange Commission (SEC) pursuant to Regulation 14A for the 2022 Annual Meeting of Stockholders.

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

CACI International Inc

FORM 10-K

PART I

Item 1.  Business

Overview

CACI International Inc (“CACI”), a Delaware corporation, is a holding company whose operations are conducted through subsidiaries primarily located in the United States and Europe. CACI was founded in 1962 as a simulation technology company and has grown into a leading provider of Expertise and Technology to Enterprise and Mission customers, supporting national security missions and government modernization/transformation in the intelligence, defense, and federal civilian sectors, both domestically and internationally.  Unless the context indicates otherwise, the terms “we”, “our”, “the Company” and “CACI” as used in Parts I, II and III include CACI International Inc and its subsidiaries and ventures that are majority-owned or otherwise controlled by it. The term “the Registrant” as used in Parts I, II and III refers to CACI International Inc only.

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

Our proven Expertise and Technology and strong record of program delivery have enabled us to compete for and secure new customers and contracts, win repeat business, and build and maintain long-term customer relationships. We seek competitive business opportunities and have built our operations to support major programs through a market-focused business development organization.

Our customers are primarily agencies and departments of the U.S. government as well as foreign governments and commercial enterprises. The demand for our Expertise and Technology, in large measure, is created by the increasingly complex network, systems, and information environments in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity, enhancing security, and, ultimately, improving performance.

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

Domestic Operations represented 96.9%, 97.1%, and 97.1% of our total revenues for the fiscal year ended June 30, 2022 (“fiscal 2022”), June 30, 2021 (“fiscal 2021”) and June 30, 2020 (“fiscal 2020”), respectively.

International Operations

Our international operations are conducted primarily through our operating subsidiaries in Europe, CACI Limited and CACI BV, and account for substantially all revenues generated from international customers.  Headquartered in London, our international operations provide a diverse mix of IT services and proprietary data and software products, serving commercial and government customers throughout the U.K., continental Europe and around the world.

International Operations represented 3.1%, 2.9%, and 2.9% of our total revenues for fiscal 2022, 2021, and 2020, respectively.

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

We have strategic business relationships with a number of companies associated with the information technology industry. These strategic partners have business objectives compatible with ours and offer expertise and technology that complement ours. We intend to continue development of these kinds of relationships wherever they support our growth objectives.

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

Our contracts and subcontracts are composed of a wide range of contract types, including fixed-price, cost reimbursement, time-and-materials, indefinite delivery/indefinite quantity (IDIQ) and government wide acquisition contracts (known as GWACS) such as General Services Administration (GSA) schedule contracts. By company policy, significant fixed-price contracts require the approval of at least two of our senior officers.

For fiscal 2022, the top ten revenue-producing contracts, many of which consist of many task orders, accounted for 35.7% of our revenues, or $2.2 billion.

Recent Acquisitions

During the past three fiscal years, we completed a total of eight acquisitions, including:

•

During fiscal 2022, CACI completed four acquisitions that provide mission and enterprise technology to sensitive government customers. Their capabilities include open source intelligence solutions, specialized cyber, satellite communications, multi-domain photonics technologies for free-space optical (FSO) communications, and commercial solutions for classified (CSfC) security technologies.

•

During fiscal 2021, CACI completed the acquisition of Ascent Vision Technologies (AVT).  AVT specializes in Electro-Optical Infrared payloads, On-Board Computer Vision Processing and counter-unmanned aircraft system (C-UAS) solutions.

•	During fiscal 2020, CACI completed three strategic acquisitions adding key capabilities in mission Expertise and Technology.

Seasonal Nature of Business

Our business in general is not seasonal, although the summer and holiday seasons affect our revenues because of the impact of holidays and vacations on our labor. Variations in our business also may occur at the expiration of major contracts until such contracts are renewed or new business is obtained.

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

Human Capital

Our People

Our employees are our most valuable resource. We are in continuing competition for highly skilled professionals in virtually all of our market areas. The success and growth of our business is significantly correlated with our ability to recruit, train, promote and retain high quality people at all levels of the organization. As of June 30, 2022, we employed approximately 22,000 talented full and part-time employees that help make CACI a respected and recognized industry leader.

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

Diversity and Inclusion

We embrace diversity and inclusion as core values and seek to ensure that all our employees experience a highly inclusive working environment.  Diversity and inclusion are woven into the fabric of CACI’s culture where people bring their genuine selves to work, feel inspired about CACI’s mission, and are passionate about making a difference for our people, customers, and the community.

Embracing diversity and fostering inclusion enables our people to unleash their full potential and appreciate a richness of differences. A diverse workforce also encourages us to approach problems from a variety of perspectives – that mindset, coupled with the spirit of collaboration, empowers us to be creative and find the best solutions for our customers’ toughest challenges.

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was passed by Congress and signed by the President on March 27, 2020, provided a mechanism to bill hours where our employees are ready and able to work but unable to access required facilities due to COVID-19. This support was subsequently extended through September 30, 2021 as part of the American Rescue Plan Act of 2021, which was signed into law on March 11, 2021. We continue to work with our customers to ensure provisions of the CARES Act are followed, as well as appropriate risk mitigation efforts and alternative work arrangements.

Patents, Trademarks, Trade Secrets and Licenses

Generally, our solutions and services are not substantially dependent upon obtaining or maintaining intellectual property protections, although our operations make use of such protections and benefit from them as discriminators in competition. The Company owns patents and claims copyright, trademark and other proprietary rights in a variety of intellectual property. We also maintain a number of trade secrets that contribute to our success and competitive distinction and endeavor to accord such trade secrets protection adequate to ensure their continuing availability to us.

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

As a systems integrator, it is important that we maintain access to software, data and technology supplied by third parties and we continue to enter into agreements that give us the right to distribute and receive income from third party software, data and technology that serve our customers. The durations of such agreements are negotiated and vary according to the terms of the agreements.

Business Segments, Foreign Operations, and Major Customers

The Company reports operating results and financial data in two segments: Domestic Operations and International Operations. See “Note 18 – Business Segments” in Part II of this Annual Report on Form 10-K for additional information.

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

Risks Related to our Business and Industry

We generate substantially all of our revenues from contracts with the federal government.  If the federal government significantly decreased or ceased doing business with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

The federal government is our primary customer, with revenues from federal government contracts, either as a prime contractor or a subcontractor, accounting for 94.8% and 95.5% of our total revenues in fiscal 2022 and 2021, respectively. Specifically, we generated 69.8% and 69.3% of our total revenues in fiscal 2022 and 2021, respectively, from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenues for the foreseeable future. If we were suspended or debarred from contracting with the federal government or any significant agency in the intelligence community or the DoD, if our reputation or relationship with government agencies was impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

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

Because we derive substantially all of our revenues from contracts with the federal government, we believe that the success and development of our business will continue to depend on our successful participation in federal government contract programs. Changes in federal government budgetary priorities, such as for homeland security or to address global pandemics like COVID-19, or actions taken to address government budget deficits, the national debt, and/or prevailing economic conditions, could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts.  For further discussion, refer to “Business Environment and Industry Trends” in “Management’s Discussion and Analysis of Financial Condition & Results of Operations” in Part II of this Annual Report on Form 10-K.

At times, we may continue to work without funding, and use our own internal funds in order to meet our customer’s desired delivery dates for expertise or technology. It is uncertain at this time which of our programs’ funding could be reduced in future years or whether new legislation will be passed by Congress in the next fiscal year that could result in additional or alternative funding cuts.

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

We generate substantially all of our revenues from federal government contracts that typically include a base period and discrete option periods. The option periods typically cover more than half of the contract’s potential duration. Federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government customer to terminate the contract for its convenience. A decision not to exercise option periods or to terminate contracts for convenience could result in significant revenue shortfalls from those anticipated.

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

We derive significant revenues from contracts and task orders awarded through a competitive bidding process. If we are unable to consistently win new awards over any extended period, our business and prospects will be adversely affected.

Our contracts and task orders with the federal government are typically awarded through a competitive bidding process. We expect that much of the business that we will seek in the foreseeable future will continue to be awarded through competitive bidding. Budgetary pressures and changes in the procurement process have caused many government customers to increasingly purchase goods and services through IDIQ contracts, GSA schedule contracts and other government-wide acquisition contracts. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenues under each such contract. In addition, in consideration of the practice of agencies awarding work under such contracts that is arguably outside the intended scope of the contracts, both the GSA and the DoD have initiated programs aimed to ensure that all work fits properly within the scope of the contract under which it is awarded. The net effect of such programs may reduce the number of bidding opportunities available to us. Moreover, even if we are highly qualified to work on a particular new contract, we might not be awarded business because of the federal government’s policy and practice of maintaining a diverse contracting base.

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

Many of our federal government contracts require us to have security clearances and employ personnel with specified levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees lose or are unable to obtain necessary security clearances, we may not be able to win new business and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not generate the revenues anticipated from the contract which could cause our results to differ materially and adversely from those anticipated.

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

We derive a significant amount of revenues from service contracts with the federal government. The government may face restrictions from new legislation, regulations or government union pressures, on the nature and amount of services the government may obtain from private contractors (i.e., insourcing versus outsourcing). Any reduction in the government’s use of private contractors to provide federal services could cause our actual results to differ materially and adversely from those anticipated.

Our contracts and administrative processes and systems are subject to audits and cost adjustments by the federal government, which could reduce our revenues, disrupt our business, or otherwise adversely affect our operating results.

Federal government agencies, including the DCAA and the Defense Contract Management Agency (DCMA), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also evaluate the adequacy of internal controls over our business systems, including our purchasing, accounting, estimating, earned value management, and government property systems. Any costs found to be improperly allocated or assigned to contracts will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenues in a timely manner. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially and adversely from those anticipated.

Failure to maintain strong relationships with other contractors could result in a decline in our revenues.

We derive substantial revenues from contracts in which we act as a subcontractor or from teaming arrangements in which we and other contractors bid on particular contracts or programs. As a subcontractor or teammate, we often lack control over fulfillment of a contract, and poor performance on the contract could impact our customer relationship, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenues in the foreseeable future. Moreover, our revenues and operating results could differ materially and adversely from those anticipated if any prime contractor or teammate chose to offer directly to the customer services of the type that we provide or if they team with other companies to provide those services.

We may not receive the full amounts authorized under the contracts included in our backlog, which could reduce our revenues in future periods below the levels anticipated.

Our total backlog consists of funded and unfunded amounts. Funded backlog represents contract value for which funding has been appropriated less revenues previously recognized on these contracts. Unfunded backlog represents estimated values that have the potential to be recognized into revenue from executed contracts for which funding has not been appropriated and unexercised contract options. Our backlog may not result in actual revenues in any particular period, or at all, which could cause our actual results to differ materially and adversely from those anticipated.

The maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenues that we will realize under that contract. For example, we generate a substantial portion of our revenues from government contracts in which we are not the sole provider, meaning that the government could turn to other companies to fulfill the contract. We also generate revenues from IDIQ contracts, which do not require the government to purchase a pre-determined amount of goods or services under the contract. Action by the government to obtain support from other contractors or failure of the government to order the quantity of work anticipated could cause our actual results to differ materially and adversely from those anticipated.

Without additional Congressional appropriations, some of the contracts included in our backlog will remain unfunded, which could materially and adversely affect our future operating results.

Many of our federal government contracts include multi-year performance periods in which Congress appropriates funds on an annual basis. As a result, a majority of our contracts are only partially funded at any point during their full performance period and unfunded contract work is subject to future appropriations by Congress. As a result of a lack of appropriated funds or efforts to reduce federal government spending, our backlog may not result in revenues or may be delayed. We calculate our unfunded backlog based on the aggregate contract revenues that we have the potential to realize.  If our backlog estimate is inaccurate and we fail to realize those amounts as revenues, our future operating results could be materially and adversely affected.

Employee misconduct, including security breaches, could result in the loss of customers and our suspension or debarment from contracting with the federal government.

We may be unable to prevent our employees from engaging in misconduct, fraud or other improper activities that could adversely affect our business and reputation. Misconduct could include the failure to comply with federal government procurement regulations, regulations regarding the protection of classified information and legislation regarding the pricing of labor and other costs in government contracts. Many of the systems we develop involve managing and protecting information involved in national security and other sensitive government functions. A security breach in one of these systems could prevent us from having access to such critically sensitive systems. Other examples of employee misconduct could include timecard fraud and violations of the Anti-Kickback Act. The precautions we take to prevent and detect this activity may not be effective, and we could face unknown risks or losses. As a result of employee misconduct, we could face fines and penalties, loss of security clearance and suspension or debarment from contracting with the federal government, which could cause our actual results to differ materially and adversely from those anticipated.

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

The markets in which we operate include a large number of participants and are highly competitive. Many of our competitors may compete more effectively than we can because they are larger, better financed and better known companies than we are. In order to stay competitive in our industry, we must also keep pace with changing technologies and customer preferences. If we are unable to differentiate our services from those of our competitors, our revenues may decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address customer needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend towards consolidation, which may result in the emergence of companies which are better able to compete against us. The results of these competitive pressures could cause our actual results to differ materially and adversely from those anticipated.

Our quarterly revenues and operating results could be volatile due to the unpredictability of the federal government’s budgeting process and policy priorities.

Our quarterly revenues and operating results may fluctuate significantly and unpredictably in the future. In particular, if the federal government does not adopt, or delays adoption of, a budget for each fiscal year beginning on October 1, or fails to pass a continuing resolution, federal agencies may be forced to suspend our contracts and delay the award of new and follow-on contracts and orders due to a lack of funding. Further, the rate at which the federal government procures technology may be negatively affected following changes in presidential administrations and senior government officials. Therefore, period-to-period comparisons of our operating results may not be a good indication of our future performance.

Our quarterly operating results may not meet the expectations of securities analysts or investors, which in turn may have an adverse effect on the market price of our common stock.

An increase in the prices of goods and services could raise the costs associated with providing our services, diminish our ability to compete for new contracts or task orders and/or reduce customer buying power.

We may experience an increase in the costs in our supply and labor markets due to global inflationary pressures and other various geopolitical factors. We generate a portion of our revenues through various fixed price and multi-year government contracts which anticipate moderate increases in costs over the term of the contract. With the current pace of inflation our standard approach to moderate annual price escalations in our bids for multi-year work may be insufficient to counter inflationary cost pressures. This could result in reduced profits, or even losses, as inflation increases, particularly for fixed priced contracts and our longer-term multi-year contracts. In the competitive environment in which we operate as a government contractor, the lack of pricing leverage and ability to renegotiate long-term, multi-year contracts, could reduce our profits, disrupt our business, or otherwise materially adversely affect our results of operations.

We may lose money or generate less than anticipated profits if we do not accurately estimate the cost of an engagement which is conducted on a fixed-price basis.

We generated 29.4% and 29.3% of our total revenues in fiscal 2022 and 2021, respectively, from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-materials basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.

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

At June 30, 2022, our backlog included cost reimbursable, time-and-materials and fixed-price contracts. Cost reimbursable and time-and-materials contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may therefore vary materially and adversely depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Risks Related to our Acquisitions

We may have difficulty identifying and executing acquisitions on favorable terms and therefore may grow at a slower rate than we historically have grown.

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

The success of our acquisition strategy will depend upon our ability to continue to successfully integrate any businesses we may acquire in the future. The integration of these businesses into our operations may result in unforeseen operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties include the integration of personnel with disparate business backgrounds, the transition to new information systems, coordination of geographically dispersed organizations, loss of key employees of acquired companies, and reconciliation of different corporate cultures. For these or other reasons, we may be unable to retain key customers of acquired companies. Moreover, any acquired business may fail to generate the revenues or net income we expected or produce the efficiencies or cost-savings we anticipated. Any of these outcomes could cause our actual results to differ materially and adversely from those anticipated.

We have substantial investments in recorded goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

As of June 30, 2022, goodwill accounts for $4.1 billion of our recorded total assets. We evaluate the recoverability of recorded goodwill amounts annually or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income.

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

The Credit Facility consists of a $1,975.0 million revolving credit facility (the Revolving Facility) and a $1,225.0 million term loan facility (the Term Loan).  The Revolving Facility has sub-facilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.  At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $500.0 million and 75% of the Company’s EBITDA plus an unlimited amount of indebtedness subject to 3.75 times, calculated assuming the revolving Facility is fully drawn, with applicable lender approvals.  As of June 30, 2022, $533.0 million was outstanding under the Revolving Facility and $1,209.7 million was outstanding under the Term Loan.  In addition, the terms of the Credit Facility allow us to incur additional indebtedness from other sources so long as we satisfy the covenants in the agreement governing the Credit Facility.  If new debt is added to our current debt levels, the risks related to our ability to service that debt could increase.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

The Credit Facility matures on December 13, 2026.  Principal payments under the term loan are due in quarterly installments.  Our business may not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.

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

The systems and networks that we maintain for our customers, although highly redundant in their design, could also fail. If a system or network we maintain were to fail or experience service interruptions, we might experience loss of revenues or face claims for damages or contract termination. Our errors and omissions liability insurance may be inadequate to compensate us for all the damages that we might incur and, as a result, our actual results could differ materially and adversely from those anticipated.

Customer systems failures could damage our reputation and adversely affect our operating results.

Many of the systems that we develop, integrate, maintain, otherwise support or use involve managing and protecting intelligence, national security, and other sensitive government information. While we have programs designed to protect such information and comply with all relevant privacy and security requirements, the threats that our clients face have grown more frequent and sophisticated. A security breach or system failure in a system that we develop, integrate, maintain or otherwise support could result in a loss of revenues, remediation costs, claims for damages or contract termination and our errors and omissions liability insurance may be inadequate to compensate us for all the damages that we might incur. Any such event could also cause serious damage to our reputation and prevent us from having access to or being eligible for further work on such sensitive systems for U.S. government customers.

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

We conduct the majority of our international operations in the United Kingdom and the Netherlands. As a percentage of our total revenues, our international operations generated 3.1% and 2.9% in fiscal 2022 and 2021, respectively. Our international operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound and the Euro, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of June 30, 2022, we leased building space (including offices, manufacturing plants, warehouses, laboratories and other facilities) at 138 U.S. locations containing an aggregate of approximately 3.6 million square feet located in 29 states and the District of Columbia. In five countries outside the U.S., we leased office space at 18 locations containing an aggregate of approximately 0.1 million square feet.   Our corporate headquarters is located at 12021 Sunset Hills Road, Reston, Virginia.  We believe our facilities are in good condition and adequate for their current use.  We may improve, replace, or reduce facilities as considered appropriate to meet the needs of our operations.  See “Note 10 – Leases” in Part II of this Annual Report on Form 10-K for additional information.

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

On July 23, 2015, Plaintiffs filed a Notice of Appeal of the district court’s June 2015 decision.  On October 21, 2016, the Court of Appeals vacated and remanded the District Court’s judgment with instructions for the District Court to make further determinations regarding the political question doctrine.  The District Court conducted an initial status conference on December 16, 2016.  On June 9, 2017, the District Court dismissed Plaintiff Rashid without prejudice from the action based upon his inability to participate.  On July 19, 2017, CACI Premier Technology, Inc. filed a motion to dismiss the action on numerous legal grounds.  The Court held a hearing on that motion on September 22, 2017, and denied the motion pending issuance of a written decision.  On January 17, 2018, CACI filed a third-party complaint naming the United States and John Does 1-60, asserting claims for contribution, indemnification, exoneration and breach of contract in the event that CACI Premier Technology, Inc. is held liable to Plaintiffs, as Plaintiffs are seeking to hold CACI Premier Technology, Inc. liable on a co-conspirator theory and a theory of aiding and abetting.  On February 21, 2018, the District Court issued a Memorandum Opinion and Order dismissing with prejudice the claims of direct abuse of the Plaintiffs by CACI personnel (Counts 1, 4 and 7 of the Third Amended Complaint) in response to the motion to dismiss filed by CACI on July 19, 2017, and denying the balance of the motion to dismiss. On March 14, 2018, the United States filed a motion to dismiss the third party complaint or, in the alternative, for summary judgment.  On April 13, 2018, the Court held a hearing on the United States’ motion to dismiss and took the matter under advisement.

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

On July 18, 2022, CACI filed a memorandum of supplemental authority in support of its motion to dismiss filed on July 23, 2021, asserting that a recent decision from the U.S. Court of Appeals for the Fourth Circuit regarding the test for extraterritoriality supported dismissal for lack of subject matter jurisdiction.  Also on July 18, 2022, CACI filed a second motion to dismiss for lack of subject matter jurisdiction on the grounds that three decisions issued by the Supreme Court in June 2022 demonstrate that courts should not recognize claims under the ATS that arise out of the United States’ prosecution of war.

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

As of July 27, 2022, the number of stockholders of record of our common stock was approximately 174.  The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2022	8,141	$305.16	1,293,466	206,534
May 2022	—	—	—	—
June 2022	—	—	—	—
Total	8,141	$305.16	1,293,466

The following graph compares the cumulative five-year total return to shareholders on CACI International Inc’s common stock relative to the cumulative total returns of the Russell 1000 index and the Dow Jones U.S. Computer Services Total Stock Market index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2017 and tracks it through June 30, 2022.

$100 invested on 6/30/17 in stock or index—including reinvestment of dividends.  Fiscal year ending June 30.

	June 30,
	2017	2018	2019	2020	2021	2022
CACI International Inc	$100.00	$134.79	$163.61	$173.43	$204.01	$225.33
Russell 1000	$100.00	$114.54	$126.01	$135.44	$193.78	$168.52
Dow Jones U.S. Computer Services Index	$100.00	$109.10	$118.26	$114.57	$152.59	$138.00

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  [Reserved]

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

Overview

We are a leading provider of Expertise and Technology to Enterprise and Mission customers, supporting national security missions and government modernization/transformation in the intelligence, defense, and federal civilian sectors, both domestically and internationally.  The demand for our Expertise and Technology, in large measure, is created by the increasingly complex network, systems, and information environments in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity, enhancing security, and, ultimately, improving performance.

Some of our key initiatives include the following:

•	Continue to grow organic revenues across our large, addressable market;
•	Deliver strong profitability and robust cash flows from operations;
•	Differentiate ourselves through our investments, including our strategic mergers and acquisition program, allowing us to enhance our current capabilities and create new customer access points;
•	Recruit and hire a world class workforce to execute on our growing backlog; and
•	Continue our unwavering commitment to our customers while supporting the communities in which we work and live.

Budgetary Environment

We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. On March 15, 2022, the President signed into law the omnibus appropriations bill that provides full-year funding for the government fiscal year ending September 30, 2022 (GFY22). Of the total approximately $1.5 trillion in discretionary funding, approximately $782 billion is for national defense and approximately $730 billion is for nondefense. These defense and nondefense funding levels represent increases of 5.6% and 6.7%, respectively, over GFY21 enacted levels. GFY22 defense spending in fact increased both over the President’s GFY22 budget request and the National Defense Authorization Act (NDAA) passed by Congress on December 27, 2021. Defense spending has generally increased over the last several years, and given the current global threat environment, including the conflict in Ukraine, this trend is likely to continue in GFY23. In fact, the President’s initial GFY23 budget proposal calls for an increase in aggregate defense spending of approximately 4% from GFY22 levels. In addition, funding for intelligence programs, including Military Intelligence Programs (MIP) and National Intelligence Programs (NIP), as well as cybersecurity-related programs, is also projected to increase in both GFY22 and GFY23.

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

Market Environment

Across our addressable market, we provide expertise and technology to government enterprise and mission customers. Based on the analysis of an independent market consultant retained by the Company, we believe that the total addressable market for our offerings is approximately $240 billion. Our addressable market is expected to continue to grow over the next several years. Approximately 70% of our revenue comes from defense-related customers, including those in the Intelligence Community (IC), with additional revenue coming from non-defense IC, homeland security, and other federal civilian customers.

We continue to align the Company’s capabilities with well-funded budget priorities and took steps to maintain a competitive cost structure in line with our expectations of future business opportunities. In light of these actions, as well as the budgetary environment discussed above, we believe we are well positioned to continue to win new business in our large addressable market. We believe that the following trends will influence the USG’s spending in our addressable market:

•	A stable-to-higher USG budget environment, particularly in defense and intelligence-related areas;
•	Increased focus on cyber, space, and the electromagnetic spectrum as key domains for National Security;
•	Increased spend on network and application modernization and enhancements to cyber security posture;
•	Increased investments in advanced technologies (e.g., Artificial Intelligence, 5G), particularly software-based technologies;
•	Increasing focus on near-peer competitors and other nation state threats;
•	Continued focus on counterterrorism, counterintelligence, and counter proliferation as key U.S. security concerns; and
•	Increased demand for innovation and speed of delivery.

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

Impact of COVID-19

We continue to take steps to mitigate the impact of COVID-19 on our employees and our business. The impact of the continued spread of COVID-19 on our business will depend on future developments, which are uncertain and cannot be predicted, as well as other known factors outside our control. The surge of the Omicron variant of COVID-19, for example, resulted in increased positive cases broadly, including within the employee base of some of our government customers. As a result, some of our government customers have limited in-person meetings, reduced access to customer facilities, and have seen impacts to the normal operation of their business. We continue to work with our customers to implement appropriate risk mitigation efforts and alternative work arrangements, as necessary. The surge of Omicron and other COVID-19 variants, both in and outside the U.S., also continues to be one of many reasons for continued supply chain shortages.

Results of Operations

Our results of operations were as follows:

	Year Ended June 30,		Year to Year Change
	2022	2021	2021 to 2022
	Dollars		Dollars	Percent
	(dollar in thousands)
Revenues	$6,202,917	$6,044,135	$158,782	2.6%
Costs of revenues:
Direct costs	4,051,188	3,930,707	120,481	3.1
Indirect costs and selling expenses	1,520,719	1,448,614	72,105	5.0
Depreciation and amortization	134,681	125,363	9,318	7.4
Total costs of revenues	5,706,588	5,504,684	201,904	3.7
Income from operations	496,329	539,451	(43,122)	(8.0)
Interest expense and other, net	41,757	39,836	1,921	4.8
Income before income taxes	454,572	499,615	(45,043)	(9.0)
Income taxes	87,778	42,172	45,606	108.1
Net income	$366,794	$457,443	$(90,649)	(19.8)

Revenues.  The increase in revenues was primarily attributable to revenues from the four acquisitions completed in fiscal 2022.

Revenues by customer type with related percentages of revenues were as follows:

	Year Ended June 30,
	2022		2021
	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Department of Defense	$4,331,327	69.8%	$4,185,292	69.3%
Federal Civilian Agencies	1,549,791	25.0	1,585,672	26.2
Commercial and other	321,799	5.2	273,171	4.5
Total	$6,202,917	100.0%	$6,044,135	100.0%
•	DoD revenues include expertise and technology provided to various Department of Defense customers.
•

Federal civilian agencies’ revenues primarily include expertise and technology provided to non-DoD agencies and departments of the U.S. federal government, including intelligence agencies and Departments of Justice, Agriculture, Health and Human Services, and State.

•

Commercial and other revenues primarily include expertise and technology provided to U.S. state and local governments, commercial customers, and certain foreign governments and agencies through our International reportable segment.

Direct Costs.  The increase in direct costs was primarily attributable to the four acquisitions completed in fiscal 2022. As a percentage of revenues, total direct costs were 65.3% and 65.0% for fiscal 2022 and 2021, respectively.  Direct costs include direct labor, subcontractor costs, materials, and other direct costs.

Indirect Costs and Selling Expenses.  The increase in indirect costs was primarily attributable to the four acquisitions completed in fiscal 2022 and to an increase in fringe benefit expenses.  As a percentage of revenues, total indirect costs were 24.5% and 24.0% for fiscal 2022 and 2021, respectively.

Depreciation and Amortization.  The increase in depreciation and amortization was primarily attributable to intangible amortization from the four acquisitions completed in fiscal 2022 and increased depreciation from higher property and equipment balances.

Interest Expense and Other, Net.  The increase in interest expense and other, net was primarily attributable to higher average outstanding debt balances and the write-off of unamortized deferred financing costs related to the December 13, 2021 Credit Facility Amendment.

Income Taxes.  The income tax provisions represent effective tax rates of 19.3% and 8.4% for fiscal 2022 and 2021, respectively.  The effective income tax rate increased primarily as a result of the tax benefit recognized from the method changes elected at the end of fiscal 2021.  See “Note 16 – Income Taxes” in Part II of this Annual Report on Form 10-K for additional information.

Contract Backlog

The Company’s backlog represents value on existing contracts that has the potential to be recognized into revenues as work is performed.  The Company includes unexercised option years in its backlog and excludes the value of task orders that may be awarded under multiple award indefinite delivery/indefinite quantity (“IDIQ”) vehicles until such task orders are issued.

The Company’s backlog as of period end is either funded or unfunded:

•	Funded backlog represents contract value for which funding has been appropriated less revenues previously recognized on these contracts.
•	Unfunded backlog represents estimated values that have the potential to be recognized into revenue from executed contracts for which funding has not been appropriated and unexercised contract options.

As of June 30, 2022, the Company had total backlog of $23.3 billion, compared with $24.2 billion a year ago, a decrease of 3.7%.  Funded backlog as of June 30, 2022 was $3.2 billion.  The total backlog consists of remaining performance obligations plus unexercised options.  See “Note 5 – Revenues” in Part II of this Annual Report on Form 10-K for additional information related to remaining performance obligations.

There is no assurance that all funded or potential contract value will result in revenues being recognized.  The Company continues to monitor backlog as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, early terminations, or other factors.  Based on this analysis, an adjustment to the period end balance may be required.

Revenues by Contract Type

The Company generates revenues under three basic contract types:

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

•

Fixed-price contracts: This contract type provides for a fixed-price for specified expertise and technology and is often used when there is more certainty regarding the estimated costs to complete the contractual statement of work.  Since the contractor bears the risk of cost overruns, there is higher risk and potential profit associated with this contract type.

•

Time-and-materials contracts: This contract type provides for a fixed hourly rate for defined contractual labor categories, with reimbursement of billable material and other direct costs.  For this contract type, the contractor bears the risk that its labor costs and allocable indirect expenses are greater than the fixed hourly rate defined within the contract.

As discussed further within Item 1A, Risk Factors in this Annual Report on Form 10-K, our earnings and margins may vary based on the mix of our contract types.  We generated the following revenues by contract type for the periods presented:

	Year Ended June 30,
	2022		2021		2020
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Cost-plus-fee	$3,632,359	58.6%	$3,504,838	58.0%	$3,274,707	57.2%
Fixed-price	1,823,221	29.4	1,769,841	29.3	1,629,475	28.5
Time-and-materials	747,337	12.0	769,456	12.7	815,860	14.3
Total	$6,202,917	100.0%	$6,044,135	100.0%	$5,720,042	100.0%

Effects of Inflation

During fiscal 2022, 58.6% of our revenues was generated under cost-reimbursable contracts which automatically adjust revenues to cover costs that are affected by inflation.  12.0% of our revenues was generated under time-and-materials contracts where we adjust labor rates periodically, as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our time-and-materials and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.

Liquidity and Capital Resources

Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our Master Accounts Receivable Purchase Agreement and available borrowings under our Credit Facility. As of June 30, 2022, we had $114.8 million in cash and cash equivalents.

The Company has a $3,200.0 million Credit Facility, which consists of an $1,975.0 million Revolving Facility and a $1,225.0 million Term Loan.  The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of June 30, 2022, $1,209.7 million was outstanding under the Term Loan, $533.0 million was outstanding under the Revolving Facility and no borrowings on the swing line.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026.  The Credit Facility contains customary financial and restrictive covenants which we have been in compliance with since inception.

Interest rates applicable to loans under the Credit Facility are floating interest rates that, at our option, equal a base rate or a Eurodollar rate calculated based on the London Interbank Offered Rate (“LIBOR”) plus, in each case, an applicable margin based upon our consolidated total net leverage ratio. On July 27, 2017, the UK’s Financial Conduct Authority announced that LIBOR would be discontinued or become unavailable as a reference rate by the end of 2021 and LIBOR will be fully discontinued or become unavailable as a benchmark rate by June 2023.  Although our Credit Facility includes provisions to facilitate the adoption by us and our lenders of an alternative benchmark in place of LIBOR no assurance can be made that such alternative benchmark rate will perform in a manger similar to LIBOR or result in interest rates that are at lease as favorable to us as those that would have resulted had LIBOR remained in effect, which could result in an increase in our interest expense.

See “Note 6 – Sales of Receivables” and “Note 12 – Debt” in Part II of this Annual Report on Form 10-K for additional information.

On January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect which eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years.  Congress may defer, modify, or repeal the provision, but the ultimate outcome is uncertain.  If no new legislation is passed, the provision would go into effect for the Company’s fiscal year ending June 30, 2023 and is expected to decrease cash flows from operations by approximately $95.0 million and increase net deferred tax assets by a similar amount.

A summary of cash flow information is presented below:

	Year Ended June 30,
	2022	2021
	(dollar in thousands)
Net cash provided by operating activities	$745,554	$592,215
Net cash used in investing activities	(689,149)	(426,646)
Net cash used in financing activities	(21,209)	(190,596)
Effect of exchange rate changes on cash	(8,423)	5,822
Net change in cash and cash equivalents	26,773	(19,205)

Net cash provided by operating activities increased $153.3 million primarily as a result of a $264.2 million reduction in cash paid for income taxes, partially offset by a $52.5 million benefit in the prior year from deferrals of employer related social security taxes under the CARES Act compared to a payment of $46.5 million in the current year.

Net cash used in investing activities increased $262.5 million primarily as a result of a $259.2 million increase in cash used in acquisitions of businesses.

Net cash used in financing activities decreased $169.4 million primarily as a result of a $499.3 million reduction in repurchases of common stock, partially offset by a $329.0 million decrease in net borrowings under our Credit Facility.

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

Contractual Obligations

For a description of the Company’s contractual obligations related to debt, leases, and retirement plans refer to “Note 10 – Leases”, “Note 12 – Debt”, and “Note 17 – Retirement Plans” in Part II of this Annual Report on Form 10-K.  In addition, as of June 30, 2022 the Company had $46.6 million of deferred payments of the employer portion of social security taxes as permitted under the CARES Act which will be paid in December 2022.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business.  For a discussion of these items, see “Note 19 – Commitments and Contingencies” in Part II of this Annual Report on Form 10-K.

Critical Accounting Policies

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

We believe the following accounting policies require significant judgment due to the complex nature of the underlying transactions:

Revenue Recognition

The Company generates almost all of our revenues from three different types of contractual arrangements with the U.S. government: cost-plus-fee, fixed-price, and time-and-materials contracts.  Our contracts with the U.S. government are generally subject to the Federal Acquisition Regulation (FAR) and are competitively priced based on estimated costs of providing the contractual goods or services.

We account for a contract when the parties have approved the contract and are committed to perform on it, the rights of each party and the payment terms are identified, the contract has commercial substance, and collectability is probable.  At contract inception, the Company determines whether the goods or services to be provided are to be accounted for as a single performance obligation or as multiple performance obligations.  This evaluation requires professional judgment as it may impact the timing and pattern of revenue recognition.  If multiple performance obligations are identified, we generally use the cost plus a margin approach to determine the relative standalone selling price of each performance obligation.

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

We generally recognize revenues over time throughout the performance period as the customer simultaneously receives and consumes the benefits provided on our services-type revenue arrangements.  This continuous transfer of control for our U.S. government contracts is supported by the unilateral right of our customer to terminate the contract for a variety of reasons without having to provide justification for its decision.  For our services-type revenue arrangements in which there are a repetitive amount of services that are substantially the same from one month to the next, the Company applies the series guidance.  We use a variety of input and output methods that approximate the progress towards complete satisfaction of the performance obligation, including: costs incurred, labor hours expended, and time-elapsed measures for our fixed-price stand ready obligations.  For certain contracts, primarily our cost-plus and time-and-materials services-type revenue arrangements, we apply the right-to-invoice practical expedient in which revenues are recognized in direct proportion to our present right to consideration for progress towards the complete satisfaction of the performance obligation.

When a performance obligation has a significant degree of interrelation or interdependence between one month’s deliverables and the next, when there is an award or incentive fee, or when there is a significant degree of customization or modification, the Company generally records revenue using a percentage of completion method.  For these revenue arrangements, substantially all revenues are recognized over time using a cost-to-cost input method based on the ratio of costs incurred to date to total estimated costs at completion. When estimates of total costs to be incurred on a contract exceed total revenues, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Contract modifications are reviewed to determine whether they should be accounted for as part of the original performance obligation or as a separate contract.  When contract modifications add distinct goods or services and increase the contract value by an amount that reflects the standalone selling price, those modifications are accounted for as separate contracts.  When contract modifications include goods or services that are not distinct from those already provided, the Company records a cumulative adjustment to revenues based on a remeasurement of progress towards the complete satisfaction of the not yet fully delivered performance obligation.

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

Business Combinations

We record all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date, with any excess purchase consideration recorded as goodwill.  Determining the fair value of acquired assets and liabilities assumed, including intangible assets, requires management to make significant judgments about expected future cash flows, weighted-average cost of capital, discount rates, and expected long-term growth rates.  During the measurement period, not to exceed one year from the acquisition date, we may adjust provisional amounts recorded to reflect new information subsequently obtained regarding facts and circumstances that existed as of the acquisition date.

Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration paid for an acquisition over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  We recognize purchased intangible assets in connection with our business acquisitions at fair value on the acquisition date.  Goodwill and intangible assets, net represent 70.0% and 66.6% of our total assets as of June 30, 2022, and June 30, 2021, respectively.

We evaluate goodwill for both of our reporting units for impairment at least annually on the first day of the fiscal fourth quarter, or whenever events or circumstances indicate that the carrying value may not be recoverable.  The evaluation includes comparing the fair value of the relevant reporting unit to its respective carrying value, including goodwill, and utilizes both income and market approaches.  The analysis relies on significant judgements and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates, and financial measures derived from observable market data of comparable public companies. During the fourth quarter of fiscal 2022, we completed our annual goodwill assessment and determined that each reporting unit’s fair value significantly exceeded its carrying value.

Intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives, which is generally over periods ranging from one to twenty years.  Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Recently Adopted and Issued Accounting Pronouncements

See “Note 3 – Recent Accounting Pronouncements” in Part II of this Annual Report on Form 10-K for additional information.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $800.00 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rate, interest expense on our variable rate debt for the twelve months ended June 30, 2022 would have fluctuated by approximately $12.3 million.

Approximately 3.1% and 2.9% of our total revenues in fiscal 2022 and 2021, respectively, were generated from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange rate fluctuations. To the extent that it is not possible to do so, there is some risk that profits will be affected by foreign currency exchange rate fluctuations. As of June 30, 2022, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $53.2 million. Although these balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to reinvest earnings from our foreign subsidiaries.  This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CACI International Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CACI International Inc (the Company) as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 11, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the account or disclosures to which they relate.

Revenue recognition based on the percentage of completion method
Description of the Matter

As described in Notes 2 and 5 to the consolidated financial statements, the Company records revenue using the percentage of completion method based on costs incurred for applicable contracts. For those contracts, the Company estimates variable consideration (e.g., award or incentive fees) and the estimated costs at completion (EAC). Changes in variable consideration and contract EACs can occur over the contract performance period for a variety of reasons including changes in contract scope and schedule and technical issues that may affect the award or incentive fee earned and total costs at completion.  Significant changes in estimates could have a material effect on the Company’s results of operations.

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

Valuation of Acquired Intangible Assets
Description of the matter

As described in Notes 2 and 4 to the consolidated financial statements, the Company completed acquisitions during the year ended June 30, 2022. The Company’s accounting for the acquisitions included determining the fair value of the intangible assets acquired, which primarily included technology and customer relationships.

Auditing the Company's accounting for certain acquired intangible assets involved subjective auditor judgment due to the significant estimation required in management’s determination of the fair value of intangible assets. The significant estimation was primarily due to the sensitivity of the respective fair values to underlying assumptions including discount rates, projected revenue growth rates and profit margins. These assumptions relate to the future performance of certain of the acquired businesses, are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for accounting for certain acquired intangible assets. For example, we tested controls over management’s review of the valuation of intangible assets, including the review of the valuation model and significant assumptions used in the valuation.

To test the fair value of these certain acquired intangible assets, our audit procedures included, among others, evaluating the Company's use of valuation methodologies, evaluating the prospective financial information and testing the completeness and accuracy of underlying data. We involved our valuation specialists to assist in testing the significant assumptions used to value the certain acquired intangible assets. For example, we compared the significant assumptions to current industry, market and economic trends, historical results of the acquired business and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Tysons, Virginia

August 11, 2022

CACI INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$114,804	$88,031
Accounts receivable, net	926,144	879,851
Prepaid expenses and other current assets	168,690	363,294
Total current assets	1,209,638	1,331,176
Goodwill	4,058,291	3,632,578
Intangible assets, net	581,385	476,106
Property, plant and equipment, net	205,622	190,444
Operating lease right-of-use assets	317,359	356,887
Supplemental retirement savings plan assets	96,114	102,984
Accounts receivable, long-term	10,199	12,159
Other long-term assets	150,823	70,038
Total assets	$6,629,431	$6,172,372
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,625	$46,920
Accounts payable	303,443	148,636
Accrued compensation and benefits	405,722	409,275
Other accrued expenses and current liabilities	287,571	279,970
Total current liabilities	1,027,361	884,801
Long-term debt, net of current portion	1,702,148	1,688,919
Supplemental retirement savings plan obligations, net of current portion	102,127	104,490
Deferred income taxes	356,841	327,230
Operating lease liabilities, noncurrent	315,315	363,302
Other long-term liabilities	72,096	138,352
Total liabilities	3,575,888	3,507,094
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,820 issued and 23,416 outstanding at June 30, 2022 and 42,676 issued and 23,554 outstanding at June 30, 2021	4,282	4,268
Additional paid-in capital	571,650	484,260
Retained earnings	3,555,881	3,189,087
Accumulated other comprehensive loss	(31,076)	(36,291)
Treasury stock, at cost (19,404 and 19,122 shares, respectively)	(1,047,329)	(976,181)
Total CACI shareholders’ equity	3,053,408	2,665,143
Noncontrolling interest	135	135
Total shareholders’ equity	3,053,543	2,665,278
Total liabilities and shareholders’ equity	$6,629,431	$6,172,372

See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended June 30,
	2022	2021	2020
Revenues	$6,202,917	$6,044,135	$5,720,042
Costs of revenues:
Direct costs	4,051,188	3,930,707	3,719,056
Indirect costs and selling expenses	1,520,719	1,448,614	1,432,602
Depreciation and amortization	134,681	125,363	110,688
Total costs of revenues	5,706,588	5,504,684	5,262,346
Income from operations	496,329	539,451	457,696
Interest expense and other, net	41,757	39,836	56,059
Income before income taxes	454,572	499,615	401,637
Income taxes	87,778	42,172	80,157
Net income	$366,794	$457,443	$321,480
Basic earnings per share	$15.64	$18.52	$12.84
Diluted earnings per share	$15.49	$18.30	$12.61
Weighted-average basic shares outstanding	23,446	24,705	25,031
Weighted-average diluted shares outstanding	23,677	24,992	25,485

See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended June 30,
	2022	2021	2020
Net income	$366,794	$457,443	$321,480
Other comprehensive income (loss):
Foreign currency translation adjustment	(29,401)	22,656	(4,990)
Change in fair value of interest rate swap agreements, net of tax	33,633	12,753	(24,280)
Effects of post-retirement adjustments, net of tax	983	585	141
Total other comprehensive income (loss), net of tax	5,215	35,994	(29,129)
Comprehensive income	$372,009	$493,437	$292,351

See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$366,794	$457,443	$321,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,681	125,363	110,688
Amortization of deferred financing costs	2,276	2,320	2,346
Loss on extinguishment of debt	891	—	—
Non-cash lease expense	69,382	77,148	73,248
Stock-based compensation expense	31,732	30,463	29,302
Deferred income taxes	9,570	108,973	17,874
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(4,463)	(38,162)	34,550
Prepaid expenses and other assets	(13,605)	(15,760)	(38,242)
Accounts payable and other accrued expenses	80,874	49,812	(24,406)
Accrued compensation and benefits	(55,037)	68,742	46,769
Income taxes payable and receivable	187,854	(231,971)	(25,118)
Operating lease liabilities	(74,080)	(73,057)	(74,928)
Long-term liabilities	8,685	30,901	45,142
Net cash provided by operating activities	745,554	592,215	518,705
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(74,564)	(73,129)	(72,303)
Acquisition of businesses, net of cash acquired	(615,508)	(356,261)	(106,226)
Other	923	2,744	—
Net cash used in investing activities	(689,149)	(426,646)	(178,529)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	2,508,595	3,290,000	1,698,000
Principal payments made under bank credit facilities	(2,508,542)	(2,960,920)	(1,960,920)
Payment of financing costs under bank credit facilities	(6,286)	—	—
Payment of contingent consideration	—	—	(8,700)
Proceeds from employee stock purchase plans	9,728	9,181	7,432
Repurchases of common stock	(9,785)	(509,137)	(7,806)
Payment of taxes for equity transactions	(14,919)	(19,720)	(31,400)
Net cash used in financing activities	(21,209)	(190,596)	(303,394)
Effect of exchange rate changes on cash and cash equivalents	(8,423)	5,822	(1,574)
Net change in cash and cash equivalents	26,773	(19,205)	35,208
Cash and cash equivalents, beginning of year	88,031	107,236	72,028
Cash and cash equivalents, end of year	$114,804	$88,031	$107,236
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (refunds received) during the period for income taxes	$(121,998)	$142,177	$79,071
Cash paid during the period for interest	$37,652	$36,137	$50,986
Non-cash financing and investing activities:
Accrued capital expenditures	1,863	950	1,078
Landlord sponsored tenant incentives	$2,788	$16,363	$2,925

See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares Amount		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at June 30, 2019	42,314	$4,231	$576,277	$2,410,164	$(43,156)	17,434	$(576,185)	$2,371,331	$135	$2,371,466
Net income	—	—	—	321,480	—	—	—	321,480	—	321,480
Stock-based compensation expense	—	—	29,302	—	—	—	—	29,302	—	29,302
Tax withholdings on restricted share vestings	211	22	(31,293)	—	—	—	—	(31,271)	—	(31,271)
Other comprehensive loss, net of tax	—	—	—	—	(29,129)	—	—	(29,129)	—	(29,129)
Repurchases of common stock	—	—	(622)	—	—	34	(7,184)	(7,806)	—	(7,806)
Treasury stock issued under stock purchase plans	—	—	80	—	—	(36)	7,188	7,268	—	7,268
Balance at June 30, 2020	42,525	$4,253	$573,744	$2,731,644	$(72,285)	17,432	$(576,181)	$2,661,175	$135	$2,661,310
Net income	—	—	—	457,443	—	—	—	457,443	—	457,443
Stock-based compensation expense	—	—	30,463	—	—	—	—	30,463	—	30,463
Tax withholdings on restricted share vestings	151	15	(19,734)	—	—	—	—	(19,719)	—	(19,719)
Other comprehensive income, net of tax	—	—	—	—	35,994	—	—	35,994	—	35,994
Repurchases of common stock	—	—	(100,232)	—	—	1,731	(408,905)	(509,137)	—	(509,137)
Treasury stock issued under stock purchase plans	—	—	19	—	—	(41)	8,905	8,924	—	8,924
Balance at June 30, 2021	42,676	$4,268	$484,260	$3,189,087	$(36,291)	19,122	$(976,181)	$2,665,143	$135	$2,665,278
Net income	—	—	—	366,794	—	—	—	366,794	—	366,794
Stock-based compensation expense	—	—	31,732	—	—	—	—	31,732	—	31,732
Tax withholdings on restricted share vestings	144	14	(14,883)	—	—	—	—	(14,869)	—	(14,869)
Other comprehensive income, net of tax	—	—	—	—	5,215	—	—	5,215	—	5,215
Repurchases of common stock	—	—	70,477	—	—	318	(80,262)	(9,785)	—	(9,785)
Treasury stock issued under stock purchase plans	—	—	64	—	—	(36)	9,114	9,178	—	9,178
Balance at June 30, 2022	42,820	$4,282	$571,650	$3,555,881	$(31,076)	19,404	$(1,047,329)	$3,053,408	$135	$3,053,543

See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Basis of Presentation

CACI International Inc (collectively, with its consolidated subsidiaries, “CACI”, the “Company”, “we”, “us” and “our”) is a leading provider of Expertise and Technology to Enterprise and Mission customers in support of national security missions and government modernization/transformation in the intelligence, defense, and federal civilian sectors, both domestically and internationally.  CACI’s customers include agencies and departments of the U.S. government, various state and local government agencies, foreign governments, and commercial enterprises.  We operate in two reportable segments: Domestic Operations and International Operations.

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

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods.  The most significant of these estimates and assumptions relate to estimating contract revenues and costs, measuring progress against the Company’s performance obligations, assessing the fair value of acquired assets and liabilities accounted for through business acquisitions, valuing and determining the amortization periods for long-lived intangible assets, assessing the recoverability of long-lived assets, reserves for accounts receivable, and reserves for contract related matters.  Management evaluates its estimates on an ongoing basis using the most current and available information.  However, actual results may differ significantly from estimates.  Changes in estimates are recorded in the period in which they become known.

Business Combinations

The Company records all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date, with any excess purchase consideration recorded as goodwill.  Determining the fair value of acquired assets and liabilities assumed, including intangible assets, requires management to make significant judgments about expected future cash flows, weighted-average cost of capital, discount rates, and expected long-term growth rates.  During the measurement period, not to exceed one year from the acquisition date, the Company may adjust provisional amounts recorded to reflect new information subsequently obtained regarding facts and circumstances that existed as of the acquisition date.

Acquisition and Integration Costs

Costs associated with legal, financial and other professional advisors related to acquisitions, whether successful or unsuccessful, as well as applicable integration costs are expensed as incurred.

Revenue Recognition

The Company generates almost all of our revenues from three different types of contractual arrangements with the U.S. government: cost-plus-fee, fixed-price, and time-and-materials contracts.  Our contracts with the U.S. government are generally subject to the Federal Acquisition Regulation (FAR) and are competitively priced based on estimated costs of providing the contractual goods or services.

We account for a contract when the parties have approved the contract and are committed to perform on it, the rights of each party and the payment terms are identified, the contract has commercial substance, and collectability is probable.

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

When determining the total transaction price, the Company identifies both fixed and variable consideration elements within the contract.  Variable consideration includes any amount within the transaction price that is not fixed, such as: award or incentive fees; performance penalties; unfunded contract value; or other similar items.  For our contracts with award or incentive fees, the Company estimates the total amount of award or incentive fee expected to be recognized into revenues.  Throughout the performance period, we recognize as revenue a constrained amount of variable consideration only to the extent that it is probable that a significant reversal of the cumulative amount recognized to date will not be required in a subsequent period.  Our estimate of variable consideration is periodically adjusted based on significant changes in relevant facts and circumstances.  In the period in which we can calculate the final amount of award or incentive fee earned - based on the receipt of the customer’s final performance score or determining that more objective, contractually-defined criteria have been fully satisfied - the Company will adjust our cumulative revenue recognized to date on the contract.

We generally recognize revenues over time throughout the performance period as the customer simultaneously receives and consumes the benefits provided on our services-type revenue arrangements.  This continuous transfer of control for our U.S. government contracts is supported by the unilateral right of our customer to terminate the contract for a variety of reasons without having to provide justification for its decision.  For our services-type revenue arrangements in which there are a repetitive amount of services that are substantially the same from one month to the next, the Company applies the series guidance.  We use a variety of input and output methods that approximate the progress towards complete satisfaction of the performance obligation, including: costs incurred, labor hours expended, and time-elapsed measures for our fixed-price stand ready obligations.  For certain contracts, primarily our cost-plus and time-and-materials services-type revenue arrangements, we apply the right-to-invoice practical expedient in which revenues are recognized in direct proportion to our present right to consideration for progress towards the complete satisfaction of the performance obligation.

When a performance obligation has a significant degree of interrelation or interdependence between one month’s deliverables and the next, when there is an award or incentive fee, or when there is a significant degree of customization or modification, the Company generally records revenue using a percentage of completion method.  For these revenue arrangements, substantially all revenues are recognized over time using a cost-to-cost input method based on the ratio of costs incurred to date to total estimated costs at completion. When estimates of total costs to be incurred on a contract exceed total revenue, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Contract modifications are reviewed to determine whether they should be accounted for as part of the original performance obligation or as a separate contract.  When a contract modification changes the scope or price and the additional performance obligations are at their standalone selling price, the original contract is terminated and the Company accounts for the change prospectively when the new goods or services to be transferred are distinct from those already provided.  When the contract modification includes goods or services that are not distinct from those already provided, the Company records a cumulative adjustment to revenues based on a remeasurement of progress towards the complete satisfaction of the not yet fully delivered performance obligation.

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

Costs of Revenues

Costs of revenues includes all direct contract costs such as labor, materials, subcontractor costs, and indirect costs that are allowable and allocable to contracts under federal procurement standards. Costs of revenues also includes expenses that are unallowable under applicable procurement standards and are not allocable to contracts for billing purposes. Such unallowable expenses do not directly generate revenues but are necessary for business operations.

Changes in Estimates on Contracts

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

Contract Balances

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

Contract liabilities primarily include advance payments received from a customer in excess of revenues that may be recognized as of the balance sheet date.  The advance payment is subsequently recognized into revenues as the performance obligation is satisfied.

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

Receivables

Receivables include billed and billable receivables, and unbilled receivables.  Amounts billable and unbilled receivables are recognized at estimated realizable value and consist of costs and fees, substantially all of which are expected to be billed and collected generally within one year.  When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.  Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for doubtful accounts reserve.  The Company’s allowance for doubtful accounts was $3.2 million and $3.1 million at June 30, 2022 and June 30, 2021, respectively.

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

Inventories

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

Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration paid for an acquisition over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  The Company evaluates goodwill for both of its reporting units for impairment at least annually on the first day of the fiscal fourth quarter, or whenever events or circumstances indicate that the carrying value may not be recoverable.  The evaluation includes comparing the fair value of the relevant reporting unit to its respective carrying value, including goodwill, and utilizes both income and market approaches.  The analysis relies on significant judgements and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates, and financial measures derived from observable market data of comparable public companies.

Intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives, which is generally over periods ranging from one to twenty years.  Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Property, Plant and Equipment

Purchases of property, plant and equipment are capitalized at cost. Depreciation of equipment and furniture has been provided over the estimated useful life of the respective assets (ranging from three to eight years) using the straight-line method. Leasehold improvements are generally amortized using the straight-line method over the remaining lease term or the useful life of the improvements, whichever is shorter. Repairs and maintenance costs are expensed as incurred.

We evaluate our long-lived assets for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable and the carrying amount of the asset exceeds its estimated fair value.

External Software Development Costs

Costs incurred in creating software to be sold or licensed for external use are expensed as incurred until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. Thereafter, all such software development costs are capitalized and subsequently reported at the lower of unamortized cost or estimated net realizable value. Capitalized costs are amortized on a straight-line basis over the remaining estimated economic life of the software.

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

The fair value of the Company’s debt under its bank credit facility approximates its carrying value at June 30, 2022. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities.

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive. Using the treasury stock method, diluted earnings per share includes the incremental effect of restricted shares and those restricted stock units (RSUs) that are no longer subject to a market or performance condition.  Information about the weighted-average number of basic and diluted shares is presented in “Note 14 – Earnings Per Share”.

Income Taxes

Income taxes are accounted for using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. Estimates of the realizability of deferred tax assets are based on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Liabilities for uncertain tax positions are recognized when it is more likely than not that a tax position will not be sustained upon examination and settlement with taxing authorities.  Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  Tax penalties and interest are included in income tax expense.

Supplemental Retirement Savings Plan

The Company maintains the CACI International Inc Group Executive Retirement Plan (the Supplemental Savings Plan) and maintains the underlying assets in a Rabbi Trust. The Supplemental Savings Plan is a non-qualified defined contribution supplemental retirement savings plan for certain key employees whereby participants may elect to defer and contribute a portion of their compensation, as permitted by the plan.  Each participant directs his or her investments in the Supplemental Savings Plan (see “Note 17 – Retirement Plans”).

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

Foreign Currency

The assets and liabilities of the Company’s foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at the exchange rate in effect on the reporting date, and income and expenses are translated at the weighted-average exchange rate during the period. The Company’s primary practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency fluctuations. The net translation gains and losses are recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses are recorded as incurred in indirect costs and selling expenses in the accompanying consolidated statements of operations.

Other Comprehensive Income (Loss)

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenue, expenses, and gains and losses that under U.S. GAAP are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income consist of foreign currency translation adjustments; the changes in the fair value of interest rate swap agreements, net of tax of $11.8 million, $4.5 million and $8.7 million for the years ended June 30, 2022, 2021 and 2020, respectively; and differences between actual amounts and estimates based on actuarial assumptions and the effect of changes in actuarial assumptions made under the Company’s post-retirement benefit plans, net of tax (see Note 13).

As of June 30, 2022, 2021 and 2020, accumulated other comprehensive loss included losses of $45.3 million, $15.9 million, and $38.6 million respectively, related to foreign currency translation adjustments, a gain of $13.1 million, a loss of $20.5 million, and a loss of $33.2 million, respectively, related to the fair value of its interest rate swap agreements, and a gain of $1.1 million, a gain of $0.1 million, and a loss of $0.5 million, respectively, related to unrecognized post-retirement costs.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Note 3 – Recent Accounting Pronouncements

Accounting Standards Updates Issued but Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform.  The guidance in this ASU is optional and expedients may be elected over time, as reference rate reform activities occur through December 31, 2022.  However, in April 2022, the FASB proposed extending the sunset date under Topic 848 from December 31, 2022 to December 31, 2024.  The change is to align the temporary accounting relief guidance with the expected cessation date of LIBOR, which was postponed by administrators earlier this year to June 2023, a year after the current sunset date of ASU 2020-04.  During the year ended June 30, 2020, CACI elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives consistent with past presentation. Application of these expedients assisted in preserving the Company's presentation of derivatives as qualifying cash flow hedges. The Company continues to evaluate this guidance and may apply other elections as relevant contract and hedge accounting relationship modifications are made during the course of the reference rate reform transition period.

Accounting Standards Updates Adopted

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in accordance with acquisition accounting. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted this standard in fiscal 2022 and it did not have a material impact on our consolidated financial statements.

Note 4 – Acquisitions

Fiscal 2022

During the year ended June 30, 2022, CACI completed four acquisitions that provide mission and enterprise technology to sensitive government customers. Their capabilities include open source intelligence solutions, specialized cyber, satellite communications, multi-domain photonics technologies for free-space optical communications, and commercial solutions for classified security technologies. The aggregate purchase consideration was approximately $612.2 million. The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $444.6 million to goodwill, largely attributable to intellectual capital and the acquired assembled workforces, and $180.6 million to intangible assets. The intangible assets consist of customer relationships of $98.4 million and technology of $82.2 million. The fair value attributed to intangible assets is being amortized on an accelerated basis over a range of approximately 15 to 20 years for customer relationships and over a range of approximately 5 to 10 years for technology. The fair value attributed to the intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques. Of the value attributed to goodwill and intangible assets, approximately $487.7 million is deductible for income tax purposes.

Fiscal 2021

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

Fiscal 2020

During the year ended June 30, 2020, CACI completed three strategic acquisitions adding key capabilities in mission Expertise and Technology.  The aggregate purchase consideration was approximately $109.4 million.  The Company recognized fair values of the assets acquired and liabilities assumed and allocated $70.3 million to goodwill and $29.5 million to intangible assets.

Note 5 – Revenues

Disaggregation of Revenues

The Company disaggregates revenues by contract type, customer type, prime vs. subcontractor, and whether the solution provided is primarily Expertise or Technology.  These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.

Disaggregated revenues by contract type were as follows (in thousands):

	Year Ended June 30, 2022			Year Ended June 30, 2021			Year Ended June 30, 2020
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$3,632,359	$—	$3,632,359	$3,504,838	$—	$3,504,838	$3,274,707	$—	$3,274,707
Fixed-price	1,690,480	132,741	1,823,221	1,651,343	118,498	1,769,841	1,524,381	105,094	1,629,475
Time-and-materials	688,220	59,117	747,337	712,211	57,245	769,456	757,584	58,276	815,860
Total	$6,011,059	$191,858	$6,202,917	$5,868,392	$175,743	$6,044,135	$5,556,672	$163,370	$5,720,042

Disaggregated revenues by customer type were as follows (in thousands):

	Year Ended June 30, 2022			Year Ended June 30, 2021			Year Ended June 30, 2020
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Department of Defense	$4,331,327	$—	$4,331,327	$4,185,292	$—	$4,185,292	$3,999,261	$—	$3,999,261
Federal civilian agencies	1,549,791	—	1,549,791	1,585,672	—	1,585,672	1,467,801	—	1,467,801
Commercial and other	129,941	191,858	321,799	97,428	175,743	273,171	89,610	163,370	252,980
Total	$6,011,059	$191,858	$6,202,917	$5,868,392	$175,743	$6,044,135	$5,556,672	$163,370	$5,720,042

Disaggregated revenues by prime vs. subcontractor were as follows (in thousands):

	Year Ended June 30, 2022			Year Ended June 30, 2021			Year Ended June 30, 2020
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Prime contractor	$5,389,870	$175,052	$5,564,922	$5,284,761	$164,829	$5,449,590	$5,057,930	$153,436	$5,211,366
Subcontractor	621,189	16,806	637,995	583,631	10,914	594,545	498,742	9,934	508,676
Total	$6,011,059	$191,858	$6,202,917	$5,868,392	$175,743	$6,044,135	$5,556,672	$163,370	$5,720,042

Disaggregated revenues by Expertise or Technology were as follows (in thousands):

	Year Ended June 30, 2022			Year Ended June 30, 2021			Year Ended June 30, 2020
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Expertise	$2,796,038	$73,279	$2,869,317	$2,901,204	$71,762	$2,972,966	$2,938,379	$63,133	$3,001,512
Technology	3,215,021	118,579	3,333,600	2,967,188	103,981	3,071,169	2,618,293	100,237	2,718,530
Total	$6,011,059	$191,858	$6,202,917	$5,868,392	$175,743	$6,044,135	$5,556,672	$163,370	$5,720,042

Changes in Estimates

Aggregate net changes in estimates reflected an increase to income before income taxes of $29.8 million ($0.93 per diluted share), $44.1 million ($1.30 per diluted share), and $33.0 million ($0.95 per diluted share) during fiscal 2022, 2021, and 2020, respectively.  The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.

Revenues recognized from previously satisfied performance obligations were not significant for fiscal 2022 compared to $2.5 million and $10.5 million for fiscal 2021 and 2020, respectively.  The change in revenues generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customer’s final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.

Remaining Performance Obligations

As of June 30, 2022, the Company had $8.2 billion of remaining performance obligations and expects to recognize approximately 50% and 73% over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.

Contract Balances

Contract balances consisted of the following (in thousands):

Description of Contract Related Balance	Financial Statement Classification	June 30, 2022	June 30, 2021
Billed and billable receivables	Accounts receivable, net	$800,597	$763,921
Contract assets – current unbilled receivables	Accounts receivable, net	125,547	115,930
Contract assets – current costs to obtain	Prepaid expenses and other current assets	5,167	4,144
Contract assets – noncurrent unbilled receivables	Accounts receivable, long-term	10,199	12,159
Contract assets – noncurrent costs to obtain	Other long-term assets	10,703	9,584
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(84,810)	(70,907)
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other long-term liabilities	(7,552)	(6,837)

During fiscal 2022 and 2021, respectively, we recognized $74.2 million and $57.1 million of revenue that was included in a previously recorded contract liability as of the beginning of the period.

Note 6 – Sales of Receivables

On December 23, 2021, the Company amended its Master Accounts Receivable Purchase Agreement (MARPA) with MUFG Bank, Ltd. (Purchaser), for the sale of certain designated eligible U.S. government receivables.  The amendment extended the term of the MARPA to December 22, 2022.  Under the MARPA, the Company can sell eligible receivables, including certain billed and unbilled receivables up to a maximum amount of $200.0 million.  The Company’s receivables are sold under the MARPA without recourse for any U.S. government credit risk.

The Company accounts for receivable transfers under the MARPA as sales under ASC 860, Transfers and Servicing, and derecognizes the sold receivables from its balance sheets.  The fair value of the sold receivables approximated their book value due to their short-term nature.

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services.  The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of June 30, 2022.  Proceeds from the sold receivables are reflected in our operating cash flows on the statement of cash flows.

MARPA activity consisted of the following (in thousands):

	As of and for the Year Ended June 30,
	2022	2021
Beginning balance:	$182,027	$200,000
Sales of receivables	2,724,090	2,741,518
Cash collections	(2,748,332)	(2,759,491)
Outstanding balance sold to Purchaser: (1)	157,785	182,027
Cash collected, not remitted to Purchaser (2)	(16,502)	(62,159)
Remaining sold receivables	$141,283	$119,868

(1)

During fiscal 2022 and 2021, the Company recorded a net cash outflow in its cash flows from operating activities of $24.2 million and a net cash outflow of $18.0 million, respectively, from sold receivables.  MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.

(2)

Includes the cash collected on behalf of but not yet remitted to Purchaser as of June 30, 2022 and 2021.  This balance is included in other accrued expenses and current liabilities as of the balance sheet date.

Note 7 – Inventories

Inventories consisted of the following (in thousands):

	June 30,
	2022	2021
Materials, purchased parts and supplies	$57,407	$52,615
Finished goods	13,207	15,728
Work in process	28,748	11,353
Total	$99,362	$79,696

Note 8 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2020	$3,279,856	$127,254	$3,407,110
Goodwill acquired	211,004	(1,478)	209,526
Foreign currency translation	887	15,055	15,942
Balance at June 30, 2021	$3,491,747	$140,831	$3,632,578
Goodwill acquired	444,417	—	444,417
Foreign currency translation	(1,539)	(17,165)	(18,704)
Balance at June 30, 2022	$3,934,625	$123,666	$4,058,291

There were no impairments of goodwill during the periods presented.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	June 30, 2022			June 30, 2021
	Gross carrying	Accumulated	Net carrying	Gross carrying	Accumulated	Net carrying
	value	amortization	value	value	amortization	value
Customer contracts and related customer relationships	$656,353	$(275,538)	$380,815	$601,516	$(276,498)	$325,018
Acquired technologies	280,196	(79,626)	200,570	198,273	(47,185)	151,088
Total intangible assets	$936,549	$(355,164)	$581,385	$799,789	$(323,683)	$476,106

Amortization expense related to intangible assets was $74.1 million, $67.5 million and $59.3 million for fiscal 2022, 2021, and 2020, respectively. Intangible assets with a gross carrying value of $41.8 million became fully amortized during fiscal 2022 and are no longer reflected in the gross carrying value and accumulated amortization as of June 30, 2022.

As of June 30, 2022, the estimated annual amortization expense is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023	$75,377
2024	71,922
2025	67,776
2026	60,166
2027	53,366
2028 and thereafter	252,778
Total intangible assets, net	$581,385

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, and other factors.

Note 9 – Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30,
	2022	2021
Equipment and furniture	$263,344	$234,721
Leasehold improvements	216,646	187,542
Property, plant and equipment, at cost	479,990	422,263
Less accumulated depreciation and amortization	(274,368)	(231,819)
Total property, plant and equipment, net	$205,622	$190,444

Depreciation expense, including amortization of leasehold improvements, was $60.5 million, $57.9 million and $49.4 million in fiscal 2022, 2021, and 2020, respectively.

Note 10 – Leases

All of the Company’s leases are operating leases. The current portion of operating lease liabilities is included in other accrued expenses and current liabilities in our consolidated balance sheets. Lease balances in our consolidated balance sheet are as follows (in thousands):

	June 30,
	2022	2021
Operating lease right-of-use assets	$317,359	$356,887

Operating lease liabilities, current	67,256	61,280
Operating lease liabilities, noncurrent	315,315	363,302
	$382,571	$424,582

The Company’s total lease cost is recorded primarily within indirect costs and selling expenses and had the following impact on the consolidated statement of operations (in thousands):

	Year Ended June 30,
	2022	2021	2020
Operating lease cost	$80,748	$89,254	$86,039
Short-term and variable lease cost	15,567	15,160	14,777
Sublease income	(404)	(379)	(1,201)
Total lease cost	$95,911	$104,035	$99,615

The Company’s future minimum lease payments under non-cancelable operating leases as of June 30, 2022 are as follows (in thousands):

Fiscal Year Ending June 30:
2023	$76,743
2024	76,985
2025	68,248
2026	57,753
2027	47,382
Thereafter	88,715
Total undiscounted lease payments	415,826
Less: imputed interest	(33,255)
Total discounted lease liabilities	$382,571

The weighted-average remaining lease terms as of June 30, 2022 and 2021 were 6.16 years and 6.79 years and the weighted-average discount rates were 2.72% and 2.76%, respectively.

Cash paid for operating leases was $85.2 million, $85.2 million, and $87.1 million in fiscal 2022, 2021, and 2020, respectively.  Operating lease liabilities arising from obtaining new ROU assets was $30.9 million, $102.8 million and $50.5 million in fiscal 2022, 2021, and 2020, respectively, which includes all noncash changes arising from new or remeasured operating lease arrangements.

Note 11 – Fair Value Measurements

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

			As of June 30,
	Financial Statement	Fair Value	2022	2021
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$337	$—
Interest rate swap agreements	Other long-term assets	Level 2	$19,184	$—

Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	$—	$1,028
Interest rate swap agreements	Other long-term liabilities	Level 2	$—	$24,838

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

Note 12 – Debt

Long-term debt consisted of the following (in thousands):

	June 30,
	2022	2021
Bank credit facility – term loans	$1,209,688	$797,635
Bank credit facility – revolver loans	533,000	945,000
Principal amount of long-term debt	1,742,688	1,742,635
Less unamortized discounts and debt issuance costs	(9,915)	(6,796)
Total long-term debt	1,732,773	1,735,839
Less current portion	(30,625)	(46,920)
Long-term debt, net of current portion	$1,702,148	$1,688,919

Bank Credit Facility

The Company has a $3,200 million credit facility (the Credit Facility), which consists of a $1,975.0 million revolving credit facility (the Revolving Facility) and a $1,225.0 million term loan (the Term Loan). The Revolving Facility has sub-facilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.  At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $500.0 million and 75% of the Company’s EBITDA plus an unlimited amount of indebtedness subject to 3.75 times, calculated assuming the Revolving Facility is fully drawn, with applicable lender approvals.  The Credit Facility is available to refinance existing indebtedness and for general corporate purposes, including working capital expenses and capital expenditures.

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,975.0 million. As of June 30, 2022, the Company had $533.0 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of June 30, 2022, the Company had $1,209.7 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total net leverage ratio.  As of June 30, 2022, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 2.59%.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of June 30, 2022, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.

The aggregate maturities of long-term debt as of June 30, 2022, are as follows (in thousands):

Fiscal Year Ending June 30,
2023	$30,625
2024	45,938
2025	61,250
2026	61,250
2027	1,543,625
Principal amount of long-term debt	$1,742,688

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the periods presented was as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Gain (loss) recognized in other comprehensive income	$22,751	$(1,458)	$(26,915)
Amounts reclassified to earnings from accumulated other comprehensive loss	10,882	14,211	2,635
Net current period other comprehensive income (loss)	$33,633	$12,753	$(24,280)

Note 13 – Composition of Certain Financial Statement Captions

Accrued Compensation and Benefits

Accrued compensation and benefits consisted of the following (in thousands):

	June 30,
	2022	2021
Accrued salaries and withholdings	$183,481	$185,844
Accrued leave	135,830	140,529
Deferred payroll taxes, current	39,837	46,560
Accrued fringe benefits	46,574	36,342
Total accrued compensation and benefits	$405,722	$409,275

Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consisted of the following (in thousands):

	June 30,
	2022	2021
Deferred revenue, current	$84,810	$70,907
Vendor obligations	81,595	68,001
MARPA payable	16,502	62,159
Operating lease liabilities, current	67,256	61,280
Other	37,408	17,623
Total other accrued expenses and current liabilities	$287,571	$279,970

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2022	2021
Deferred payroll taxes, noncurrent	$—	$46,560
Reserve for unrecognized tax benefits	43,042	31,617
Interest rate swap agreements	—	24,838
Accrued post-retirement obligations	6,661	6,980
Deferred revenue, noncurrent	7,552	6,837
Transition tax	—	4,496
Other	14,841	17,024
Total other long-term liabilities	$72,096	$138,352

Accrued post-retirement obligations include projected liabilities for benefits the Company is obligated to provide under long-term care, group health, and executive life insurance plans, each of which is unfunded. Plan benefits are provided to certain current and former executives, their dependents and other eligible employees, as defined. Post-retirement obligations also include accrued benefits under supplemental retirement benefit plans covering certain executives. The expense recorded under these plans was $1.3 million, $1.3 million and $1.2 million during fiscal 2022, 2021, and 2020, respectively.

Note 14 – Earnings Per Share

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Year Ended June 30,
	2022	2021	2020
Net income	$366,794	$457,443	$321,480
Weighted-average number of basic shares outstanding during the period	23,446	24,705	25,031
Dilutive effect of RSUs after application of treasury stock method	231	287	454
Weighted-average number of diluted shares outstanding during the period	23,677	24,992	25,485
Basic earnings per share	$15.64	$18.52	$12.84
Diluted earnings per share	$15.49	$18.30	$12.61

Accelerated Share Repurchase

On March 12, 2021, the Company entered into an accelerated share repurchase agreement (ASR Agreement) with JPMorgan Chase Bank, National Association (JPMorgan).  Under the ASR Agreement, the Company paid $500.0 million to JPMorgan and received an initial delivery of 1.7 million shares of common stock which became treasury shares.  During the year ended June 30, 2022, the ASR Agreement was completed and an additional 0.3 million shares of common stock were received which became treasury shares.  In total, 2.0 million shares were repurchased at an average price per share of $253.47.

Note 15 – Stock-Based Compensation

Historically, the Company grants non-performance-based RSUs and performance-based RSUs to key employees. Stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods.  Performance-based RSUs are subject to achievement of a performance metric in addition to grantee service. Stock-based compensation expense for performance-based RSUs is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant. A summary of the components of stock-based compensation expense recognized, together with the income tax benefits realized, is as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Stock-based compensation included in indirect costs and selling expense:
Restricted stock and RSU expense	$31,732	$30,463	$29,302
Income tax benefit recognized for stock-based compensation	$8,218	$8,009	$5,849

The Company recognizes the effect of expected forfeitures of equity grants by estimating an expected forfeiture rate for grants of equity instruments. Amounts recognized for expected forfeitures are subsequently adjusted periodically and at major vesting dates to reflect actual forfeitures.

The incremental income tax benefits realized upon the exercise or vesting of equity instruments are reported as operating cash flows. During fiscal 2022, 2021, and 2020, the Company recognized $5.2 million, $7.3 million, and $13.5 million of excess tax benefits, respectively, which have been reported as operating cash inflows in the accompanying consolidated statements of cash flows.

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

Annual grants under the 2016 Plan are generally made to the Company’s key employees during the second quarter of the Company’s fiscal year and to members of the Company’s Board of Directors during the second quarter of the Company’s fiscal year. With the approval of its Chief Executive Officer, the Company also issues equity instruments to strategic new hires and to employees who have demonstrated superior performance.

Upon the vesting of restricted shares and RSUs, the Company fulfills its obligations under the equity instrument agreements by either issuing new shares of authorized common stock or by issuing shares from treasury. The total number of shares authorized by shareholders for grants under the 2016 Plan and its predecessor plan was 2,400,000 plus any forfeitures from the 2006 Plan. The aggregate number of grants that may be made may exceed this approved amount as forfeited restricted stock and RSUs become available for future grants. As of June 30, 2022, cumulative grants of 1,300,717 equity instruments underlying the shares authorized have been awarded, and 247,981 of these instruments have been forfeited.

Performance-based stock awards vest and the stock is issued at the end of the performance period based upon the achievement of specific performance criteria. For performance-based stock awards granted to key employees in October 2021, the final number of RSUs earned by participants is based on the achievement of a specified cumulative three-year EBITDA target below which no shares will be issued. Also, during October 2021, we granted non-performance-based RSUs that vest over a period of three years. For performance-based stock awards granted to key employees in October 2020 and 2019, the final number of RSUs earned by participants is based on the achievement of a specified one-year EPS target and on the average share price for the 90-day period ended for the following three years. If the 90-day average share price of the Company’s stock in years one, two and three exceeds the 90-day average share price at the grant date by 100% or more the number of shares ultimately awarded could range up to 200% of the specified target award. In addition to the performance conditions, there is a service vesting condition that stipulates 50% of the award will vest three years from the grant date and 50% will vest approximately four years from the grant date, depending on the award date.

The annual performance-based awards granted for each of the fiscal years presented were as follows:

	Performance-based stock awards granted	Number of additional shares earned under performance-based stock awards
Fiscal 2022	47,749	—
Fiscal 2021	111,729	8,143
Fiscal 2020	108,844	5,104

We account for stock-based payments to employees, including grants of employee stock awards and purchases under employee stock purchase plans, in accordance with ASC 718, Compensation-Stock Compensation, which requires that stock-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values.  The fair value of RSU grants are determined based on the Company’s common stock closing price on the date of grant. The fair value of RSUs with market-based vesting features is also measured on the grant date but uses a binomial lattice model. The fair value of our market-based and performance-based RSUs is determined at the date of grant using generally accepted valuation techniques and the closing market price of our stock. The weighted-average fair value of RSUs granted during fiscal 2022, 2021, and 2020, was $249.04, $243.87, and $252.25, respectively.

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

Changes in the number of unvested restricted stock and RSUs during the periods presented, together with the corresponding weighted-average fair values, are as follows:

	Restricted Stock and Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2019	628,806	$134.10
Granted	271,542	252.25
Vested	(348,897)	77.33
Forfeited	(49,528)	181.89
Unvested at June 30, 2020	501,923	$173.18
Granted	198,564	243.87
Vested	(240,950)	99.55
Forfeited	(33,566)	219.94
Unvested at June 30, 2021	425,971	$209.60
Granted	237,723	249.04
Vested	(200,371)	114.01
Forfeited	(26,704)	249.09
Unvested at June 30, 2022	436,619	$253.02

The total intrinsic value of RSUs that vested during fiscal 2022, 2021, and 2020 was $49.6 million, $52.7 million and $79.6 million, respectively, and the income tax benefit realized was $12.9 million, $13.9 million and $15.9 million, respectively.

As of June 30, 2022, there was no unrecognized compensation cost related to SSARs and stock options and $59.3 million of unrecognized compensation cost related to restricted stock and RSUs scheduled to be recognized over a weighted-average period of 2.3 years.

Stock Purchase Plans

The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP and DSPP in November 2002, and implemented these plans beginning July 1, 2003. There are 1,500,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95% of the fair market value of a share of common stock on the last day of the quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20% of such employee’s compensation over the quarter, divided by 95% of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of June 30, 2022, participants have purchased 1,293,466 shares under the ESPP, at a weighted-average price per share of $71.89. Of these shares, 35,404 were purchased by employees at a weighted-average price per share of $257.40 during fiscal 2022. During the year ended June 30, 2013, the Company established a 10b5-1 plan to facilitate the open market purchase of shares of Company stock to satisfy its obligations under the ESPP.

The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100% of their annual bonus. For the fiscal 2022, 2021, and 2020, RSUs awarded in lieu of bonuses earned were granted at 85% of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange.  RSUs granted under the MSPP vest at the earlier of 1) three-years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

Activity related to the MSPP during the year ended June 30, 2022 is as follows:

MSPP
RSUs outstanding, June 30, 2021	3,093
Granted	2,789
Issued	(756)
Forfeited	(417)
RSUs outstanding, June 30, 2022	4,709
Weighted average grant date fair value as adjusted for the applicable discount	$207.73

The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100% of their annual retainer fees. Vested RSUs are settled in shares of common stock.  There were no DSPP awards outstanding during fiscal 2022.

Note 16 – Income Taxes

The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Domestic	$421,942	$471,711	$379,414
Foreign	32,630	27,904	22,223
Income before income taxes	$454,572	$499,615	$401,637

The components of income tax expense are as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Current:
Federal	$66,956	$(94,143)	$42,268
State and local	1,372	19,958	14,744
Foreign	9,880	7,384	5,271
Total current	78,208	(66,801)	62,283
Deferred:
Federal	(12,884)	109,157	12,940
State and local	22,140	185	5,465
Foreign	314	(369)	(531)
Total deferred	9,570	108,973	17,874
Total income tax expense	$87,778	$42,172	$80,157

Income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21.0% as a result of the following (in thousands):

	Year Ended June 30,
	2022	2021	2020
Expected tax expense computed at federal statutory rate	$95,460	$104,919	$84,344
State and local taxes, net of federal benefit	21,295	21,252	15,965
Remeasurement of current year NOL	(1,124)	(56,192)	—
R&D tax credit, net	(15,708)	(18,173)	(10,700)
Stock-based compensation	(3,981)	(5,525)	(10,900)
Nonincludible and nondeductible items, net	1,588	(2,269)	3,133
Remeasurement of deferred taxes	(5,629)	—	—
Other	(4,123)	(1,840)	(1,685)
Total income tax expense	$87,778	$42,172	$80,157
Effective income tax rate	19.3%	8.4%	20.0%

The effective tax rate for fiscal 2022 was favorably impacted primarily by federal research tax credits and the remeasurement of state deferred taxes.

The effective tax rate for fiscal 2021 was favorably impacted primarily by the Company’s method of accounting changes that resulted in a carryback of a federal income NOL and related income tax benefit as well as federal research tax credits.

The effective tax rate for fiscal 2020 was favorably impacted primarily by federal research tax credits and the amount of excess tax benefits under ASU 2016-09, Stock Compensation.

The tax effects of temporary differences that give rise to deferred taxes are presented below (in thousands):

	June 30,
	2022	2021
Deferred tax assets:
Operating lease liabilities	$99,997	$110,282
Reserves and accruals	46,513	58,900
Credits and net operating loss carryovers	6,647	39,123
Deferred compensation and post-retirement obligations	31,537	36,183
Stock-based compensation	11,907	11,767
Interest rate swaps	—	6,800
Other	—	2,757
Total deferred tax assets	196,601	265,812
Deferred tax liabilities:
Goodwill and other intangible assets	(318,150)	(291,282)
Property, plant and equipment	(102,940)	(167,527)
Operating lease right-of-use assets	(80,551)	(90,186)
Deferred revenue	(34,850)	(35,115)
Prepaid expenses	(11,162)	(8,932)
Interest rate swaps	(4,954)	—
Other	(835)	—
Total deferred tax liabilities	(553,442)	(593,042)
Net deferred tax liability	$(356,841)	$(327,230)

The deferred tax assets and liabilities were revalued in fiscal 2022 due to a reduction in the blended state effective tax rate.

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company is currently under examination by the Internal Revenue Service for fiscal 2017 through 2021. Based on the current IRS audit status and expected conclusion timing, approximately $73.5 million of federal income tax receivables have been classified as long term as of June 30, 2022. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

U.S. income taxes have not been provided for undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. As of June 30, 2022, the estimated deferred tax liability associated with these undistributed earnings is approximately $2.6 million.

Changes in the Company’s liability for unrecognized tax benefits is shown in the table below (in thousands):

	Year Ended June 30,
	2022	2021	2020
Beginning of year	$31,505	$8,826	$1,530
Additions based on prior year tax positions	8,221	20,025	5,003
Additions based on current year tax positions	8,313	5,702	2,293
Settlement with taxing authorities	(5,229)	(3,048)	—
End of year	$42,810	$31,505	$8,826

The Company’s total liability for unrecognized tax benefits as of June 30, 2022, 2021 and 2020 was approximately $42.8 million, $31.5 million and $8.8 million, respectively. During fiscal 2022, the Company recognized an increase in reserves related to current and prior year research and development tax credits. Any amount, if recognized, would positively impact the Company’s effective tax rate.

The Company recognizes net interest and penalties as a component of income tax expense.  Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at June 30, 2022. As of June 30, 2022, the entire balance of unrecognized tax benefits is included in other long-term liabilities.

Note 17 – Retirement Plans

Defined Contribution Plans

The Company sponsors various defined contribution plans in which most employees are eligible to participate.  Company contribution expense for fiscal 2022, 2021, and 2020 was $100.3 million, $97.6 million and $94.8 million, respectively.

Supplemental Savings Plan

The Company maintains the Supplemental Savings Plan through which, on a calendar year basis, officers at the director level and above can elect to defer for contribution to the Supplemental Savings Plan up to 50% of their base compensation and up to 100% of their bonuses. The Company provides a contribution of 5% of compensation for each participant’s compensation that exceeds the limit as set forth in IRC 401(a)(17) (currently $305,000 per year). The Company also has the option to make annual discretionary contributions. Company contributions vest five-years from the date of enrollment, and vesting is accelerated in the event of a change of control of the Company. Participant deferrals and Company contributions will be credited with the rate of return based on the investment options and asset allocations selected by the Participant. Participants may change their asset allocation as often as daily, if they so choose. A Rabbi Trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the Supplemental Savings Plan are made upon retirement, termination, death, or total disability.  The Supplemental Savings Plan also allows for in-service distributions.

Supplemental Savings Plan obligations due to participants totaled $109.7 million at June 30, 2022, of which $7.5 million is included in accrued compensation and benefits in the accompanying consolidated balance sheet. Supplemental Savings Plan obligations decreased by $14.3 million during fiscal 2022, consisting of $23.6 million of distributions and $5.5 million of investment losses, offset by $13.8 million of participant compensation deferrals and $1.0 million of Company contributions.

The Company maintains COLI assets in a Rabbi Trust to offset the obligations under the Supplemental Savings Plan. The value of the COLI in the Rabbi Trust was $96.1 million at June 30, 2022 and COLI losses were $5.0 million for fiscal 2022.  The value of the COLI in the Rabbi Trust was $103.0 million at June 30, 2021 and COLI gains were $9.7 million for fiscal 2021.

Contribution expense for the Supplemental Savings Plan during fiscal 2022, 2021, and 2020, was $0.9 million, $1.6 million, and $1.9 million, respectively.

Note 18 – Business Segments

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

The Company evaluates the performance of its operating segments based on net income. Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Year Ended June 30, 2022			Year Ended June 30, 2021			Year Ended June 30, 2020
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Revenues from external customers	$6,011,059	$191,858	$6,202,917	$5,868,392	$175,743	$6,044,135	$5,556,672	$163,370	$5,720,042
Net income	339,381	27,413	366,794	432,912	24,531	457,443	302,822	18,658	321,480
Net assets	2,867,396	186,147	3,053,543	2,461,048	204,230	2,665,278	2,482,283	179,027	2,661,310
Goodwill	3,934,625	123,666	4,058,291	3,491,747	140,831	3,632,578	3,279,856	127,254	3,407,110
Total long-term assets	5,271,444	148,349	5,419,793	4,665,782	175,414	4,841,196	4,297,885	158,701	4,456,586
Total assets	6,380,745	248,686	6,629,431	5,898,869	273,503	6,172,372	5,293,588	248,884	5,542,472
Capital expenditures	72,736	1,828	74,564	69,610	3,519	73,129	70,499	1,804	72,303
Depreciation and amortization	131,401	3,280	134,681	121,725	3,638	125,363	105,874	4,814	110,688

Interest income and interest expense are not presented above as the amounts attributable to the Company’s international operations are insignificant.

Customer Information

The Company earned 94.8%, 95.5% and 95.6% of its revenues from various agencies and departments of the U.S. government for fiscal 2022, 2021 and 2020, respectively.

Note 19 – Commitments and Contingencies

Legal Proceedings

The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services.  The DCAA has completed audits of the Company’s annual incurred cost proposals through fiscal year ended June 30, 2020.  We are still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believe our reserves for such are adequate. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company.  In the course of those reviews, cost accounting and other issues are identified, discussed and settled.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2022. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

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

Management’s Report on Internal Control Over Financial Reporting

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2022.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included herein and has reported on the Company’s internal control over financial reporting as of June 30, 2022.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CACI International Inc

Opinion on Internal Control over Financial Reporting

We have audited CACI International Inc’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CACI International Inc (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2022, and the related notes and our report dated August 11, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia

August 11, 2022

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

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

Item 10. Directors, Executive Officers and Corporate Governance

Except for the specific disclosures below, the information required by this Item 10 is included under the headings “Executive Officers” and “Corporate Governance” in our 2022 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2022 (2022 Proxy Statement) and is incorporated by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be incorporated herein by reference to the Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 will be incorporated herein by reference to the Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 will be incorporated herein by reference to the Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be incorporated herein by reference to the Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
(1)	Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to the Consolidated Financial Statements

(2)	Financial Statements Schedules

All schedules have been omitted because they are not applicable, not required or the information has been otherwise supplied in the consolidated financial statements or notes to consolidated financial statements.

(3)	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 16, 2017.		8-K	March 21, 2017	3.1

4.1	Description of the Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934.		10-K	August 14, 2020	4.1

10.1	Amended and Restated Credit Agreement by and among CACI International Inc as borrower; Bank of America, N.A. as administrative agent, swing line lender and L/C issuer and each of the lenders named therein.		8-K	December 17, 2021	10.1

10.2	Master Accounts Receivable Purchase Agreement, dated December 28, 2018, among CACI International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	January 4, 2019	10.1

10.3	Performance Undertaking, dated December 28, 2018, made by CACI International Inc in favor of MUFG Bank, Ltd., as Administrative Agent, for the benefit of the purchasers.		8-K	January 4, 2019	10.2

10.4	Amendment No. 1 to Master Accounts Receivable Purchase Agreement dated December 28, 2018, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 31, 2019	10.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.5	Amendment No. 2 to the Master Accounts Receivable Purchase Agreement dated December 28, 2018, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 30, 2020	10.1

10.6	Amendment No. 3 to the Master Accounts Receivable Purchase Agreement dated December 28, 2018, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 29, 2021	10.1

10.7	Amended and Restated Management Stock Purchase Plan of CACI International Inc. *		10-K	August 27, 2008	10.5

10.8	Amendment to the CACI International Inc Management Stock Purchase Plan dated June 23, 2010. *		10-K	August 25, 2010	10.34

10.9	Form of Restricted Stock Unit (RSU) Agreement under CACI International Inc Management Stock Purchase Plan. *	X

10.10	Amended and Restated Director Stock Purchase Plan of CACI International Inc. *		10-Q	May 4, 2012	10.1

10.11	Form of Stock Grant Agreement under CACI International Inc Director Stock Purchase Plan. *		S-8	February 6, 2012	10.15

10.12	CACI International Inc 2016 Amended and Restated Incentive Compensation Plan. *		Def 14A	October 1, 2020	Appendix A

10.13	Form of RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan. *	X

10.14	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan (Prior to FY2022). *		10-K	August 14, 2020	10.30

10.15	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan (FY2022). *	X

10.16	Form of Non-Employee Director Restricted Stock Unit Grant Agreement issued pursuant to the 2016 Incentive Compensation Plan. *		10-K	August 21, 2017	10.30

10.17	Severance Compensation Agreement dated October 1, 2007 between Thomas A. Mutryn and CACI International Inc. *		S-1/A	October 9, 2007	10.25

10.18	Severance Compensation Agreement dated June 16, 2008 between Gregory R. Bradford and CACI International Inc. *		10-K	August 27, 2008	10.23

10.19	Supplemental Executive Retirement Plan dated June 3, 2019 between John S. Mengucci and CACI International Inc. *		10-K	August 21, 2019	10.32

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.20	Employment Agreement dated July 1, 2019 between John S. Mengucci and CACI International Inc. *		10-K	August 21, 2019	10.33

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Denotes a management contract, compensatory plan, or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 11th day of August 2022.

CACI International Inc
Registrant

Date: August 11, 2022	By:	/s/ John S. Mengucci
John S. Mengucci President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN S. MENGUCCI John S. Mengucci	President, Chief Executive Officer and Director (Principal Executive Officer)	August 11, 2022

/s/ THOMAS A. MUTRYN Thomas A. Mutryn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 11, 2022

/s/ TRAVIS B. JOHNSON Travis B. Johnson	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	August 11, 2022

/s/ MICHAEL A. DANIELS Michael A. Daniels	Chairman of the Board of Directors	August 11, 2022

/s/ LISA S. DISBROW Lisa S. Disbrow	Director	August 11, 2022

/s/ SUSAN M. GORDON Susan M. Gordon	Director	August 11, 2022

/s/ WILLIAM L. JEWS William L. Jews	Director	August 11, 2022

/s/ GREGORY G. JOHNSON Adm Gregory G. Johnson, USN (Ret.)	Director	August 11, 2022

/s/ RYAN D. MCCARTHY Ryan D. McCarthy	Director	August 11, 2022

/s/ PHILIP O. NOLAN Philip O. Nolan	Director	August 11, 2022

/s/ JAMES L. PAVITT James L. Pavitt	Director	August 11, 2022

/s/ DEBORA A. PLUNKETT Debora A. Plunkett	Director	August 11, 2022

/s/ WILLIAM S. WALLACE Gen William S. Wallace, USA (Ret.)	Director	August 11, 2022