Form 10-Q
period 2022-09-30
CACI INTERNATIONAL INC /DE/
filed 2022-10-27
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 12, 2022, there were 23,496,936 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2022	2021
Revenues	$1,605,759	$1,490,898
Costs of revenues:
Direct costs	1,055,772	974,171
Indirect costs and selling expenses	382,081	357,106
Depreciation and amortization	35,103	32,592
Total costs of revenues	1,472,956	1,363,869
Income from operations	132,803	127,029
Interest expense and other, net	16,193	10,398
Income before income taxes	116,610	116,631
Income taxes	27,485	28,522
Net income	$89,125	$88,109
Basic earnings per share	$3.81	$3.74
Diluted earnings per share	$3.76	$3.70
Weighted-average basic shares outstanding	23,420	23,560
Weighted-average diluted shares outstanding	23,678	23,844

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	September 30,
	2022	2021
Net income	$89,125	$88,109
Other comprehensive (loss) income:
Foreign currency translation adjustment	(17,489)	(6,762)
Change in fair value of interest rate swap agreements, net of tax	15,529	2,214
Other comprehensive loss, net of tax	(1,960)	(4,548)
Comprehensive income	$87,165	$83,561

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	June 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$136,636	$114,804
Accounts receivable, net	794,777	926,144
Prepaid expenses and other current assets	194,579	168,690
Total current assets	1,125,992	1,209,638
Goodwill	4,052,778	4,058,291
Intangible assets, net	561,564	581,385
Property, plant and equipment, net	199,817	205,622
Operating lease right-of-use assets	309,474	317,359
Supplemental retirement savings plan assets	94,156	96,114
Accounts receivable, long-term	10,623	10,199
Other long-term assets	170,478	150,823
Total assets	$6,524,882	$6,629,431
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,625	$30,625
Accounts payable	229,366	303,443
Accrued compensation and benefits	373,860	405,722
Other accrued expenses and current liabilities	331,980	287,571
Total current liabilities	965,831	1,027,361
Long-term debt, net of current portion	1,597,055	1,702,148
Supplemental retirement savings plan obligations, net of current portion	102,580	102,127
Deferred income taxes	311,283	356,841
Operating lease liabilities, noncurrent	307,391	315,315
Other long-term liabilities	92,172	72,096
Total liabilities	$3,376,312	$3,575,888
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,826 shares issued and 23,422 outstanding at September 30, 2022 and 42,820 shares issued and 23,416 outstanding at June 30, 2022	4,283	4,282
Additional paid-in capital	579,511	571,650
Retained earnings	3,645,006	3,555,881
Accumulated other comprehensive loss	(33,036)	(31,076)
Treasury stock, at cost (19,404 and 19,404 shares, respectively)	(1,047,329)	(1,047,329)
Total CACI shareholders’ equity	3,148,435	3,053,408
Noncontrolling interest	135	135
Total shareholders’ equity	3,148,570	3,053,543
Total liabilities and shareholders’ equity	$6,524,882	$6,629,431

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$89,125	$88,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,103	32,592
Amortization of deferred financing costs	564	576
Non-cash lease expense	17,319	16,960
Stock-based compensation expense	8,439	6,669
Deferred income taxes	(31,177)	(4,461)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	126,859	108,236
Prepaid expenses and other assets	(34,438)	(24,085)
Accounts payable and other accrued expenses	(52,598)	(16,235)
Accrued compensation and benefits	(31,048)	(40,521)
Income taxes payable and receivable	35,514	31,444
Operating lease liabilities	(19,903)	(16,076)
Long-term liabilities	1,084	2,745
Net cash provided by operating activities	144,843	185,953
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,771)	(10,203)
Acquisition of businesses, net of cash acquired	—	(116,273)
Net cash used in investing activities	(12,771)	(126,476)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	378,000	548,000
Principal payments made under bank credit facilities	(483,656)	(589,730)
Proceeds from employee stock purchase plans	2,791	2,911
Repurchases of common stock	(2,647)	(2,472)
Payment of taxes for equity transactions	(584)	(426)
Net cash used in financing activities	(106,096)	(41,717)
Effect of exchange rate changes on cash and cash equivalents	(4,144)	(1,361)
Net change in cash and cash equivalents	21,832	16,399
Cash and cash equivalents at beginning of period	114,804	88,031
Cash and cash equivalents at end of period	$136,636	$104,430
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$20,786	$518
Cash paid during the period for interest	$13,485	$9,383
Non-cash financing and investing activities:
Landlord sponsored tenant incentives	$1,443	$724
Accrued capital expenditures	$401	$227

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares Amount		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at June 30, 2022	42,820	$4,282	$571,650	$3,555,881	$(31,076)	19,404	$(1,047,329)	$3,053,408	$135	$3,053,543
Net income	—	—	—	89,125	—	—	—	89,125	—	89,125
Stock-based compensation expense	—	—	8,439	—	—	—	—	8,439	—	8,439
Tax withholdings on restricted share vestings	6	1	(436)	—	—	—	—	(435)	—	(435)
Other comprehensive loss, net of tax	—	—	—	—	(1,960)	—	—	(1,960)	—	(1,960)
Repurchases of common stock	—	—	(182)	—	—	9	(2,465)	(2,647)	—	(2,647)
Treasury stock issued under stock purchase plans	—	—	40	—	—	(9)	2,465	2,505	—	2,505
Balance at September 30, 2022	42,826	$4,283	$579,511	$3,645,006	$(33,036)	19,404	$(1,047,329)	$3,148,435	$135	$3,148,570

Balance at June 30, 2021	42,676	$4,268	$484,260	$3,189,087	$(36,291)	19,122	$(976,181)	$2,665,143	$135	$2,665,278
Net income	—	—	—	88,109	—	—	—	88,109	—	88,109
Stock-based compensation expense	—	—	6,669	—	—	—	—	6,669	—	6,669
Tax withholdings on restricted share vestings	34	3	(276)	—	—	—	—	(273)	—	(273)
Other comprehensive loss, net of tax	—	—	—	—	(4,548)	—	—	(4,548)	—	(4,548)
Repurchases of common stock	—	—	70,974	—	—	292	(73,446)	(2,472)	—	(2,472)
Treasury stock issued under stock purchase plans	—	—	61	—	—	(10)	2,298	2,359	—	2,359
Balance at September 30, 2021	42,710	$4,271	$561,688	$3,277,196	$(40,839)	19,404	$(1,047,329)	$2,754,987	$135	$2,755,122

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of September 30, 2022 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2022.  The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Note 2 – Recent Accounting Pronouncements

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

Note 3 – Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended September 30, 2022 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2022	$3,934,625	$123,666	$4,058,291
Goodwill acquired (1)	5,742	—	5,742
Foreign currency translation	(1,082)	(10,173)	(11,255)
Balance at September 30, 2022	$3,939,285	$113,493	$4,052,778

(1)

Includes goodwill initially allocated to new business combinations as well as measurement period adjustments, when applicable. Final purchase price allocations for two of the fiscal year 2022 acquisitions were completed during the three months ended September 30, 2022 and two remain open for the finalization of net working capital and income taxes.

There were no impairments of goodwill during the periods presented.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2022			June 30, 2022
	Gross carrying	Accumulated	Net carrying	Gross carrying	Accumulated	Net carrying
	value	amortization	value	value	amortization	value
Customer contracts and related customer relationships	$655,342	$(285,545)	$369,797	$656,353	$(275,538)	$380,815
Acquired technologies	280,029	(88,262)	191,767	280,196	(79,626)	200,570
Total intangible assets	$935,371	$(373,807)	$561,564	$936,549	$(355,164)	$581,385

Amortization expense related to intangible assets was $19.1 million and $17.6 million for the three months ended September 30, 2022 and 2021, respectively.

Note 4 – Revenues and Contract Balances

Disaggregation of Revenues

The Company disaggregates revenues by contract type, customer type, prime vs. subcontractor, and whether the solution provided is primarily Expertise or Technology.  These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.

Disaggregated revenues by contract type were as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$934,746	$—	$934,746	$893,713	$—	$893,713
Fixed-price	448,562	33,211	481,773	374,474	33,231	407,705
Time-and-materials	175,587	13,653	189,240	175,535	13,945	189,480
Total	$1,558,895	$46,864	$1,605,759	$1,443,722	$47,176	$1,490,898

Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,095,320	$—	$1,095,320	$1,000,127	$—	$1,000,127
Federal Civilian agencies	424,087	—	424,087	413,664	—	413,664
Commercial and other	39,488	46,864	86,352	29,931	47,176	77,107
Total	$1,558,895	$46,864	$1,605,759	$1,443,722	$47,176	$1,490,898

Disaggregated revenues by prime vs. subcontractor were as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,407,454	$42,856	$1,450,310	$1,298,653	$42,906	$1,341,559
Subcontractor	151,441	4,008	155,449	145,069	4,270	149,339
Total	$1,558,895	$46,864	$1,605,759	$1,443,722	$47,176	$1,490,898

Disaggregated revenues by expertise or technology were as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	Domestic	International	Total	Domestic	International	Total
Expertise	$717,650	$16,553	$734,203	$683,624	$19,422	$703,046
Technology	841,245	30,311	871,556	760,098	27,754	787,852
Total	$1,558,895	$46,864	$1,605,759	$1,443,722	$47,176	$1,490,898

Changes in Estimates

Aggregate net changes in estimates for the three months ended September 30, 2022 reflected an increase to income before income taxes of $5.7 million ($0.18 per diluted share), compared with $2.8 million ($0.09 per diluted share) for the three months ended September 30, 2021.  The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.

Revenues recognized from previously satisfied performance obligations were not material for the three months ended September 30, 2022 and 2021, respectively.  The change in revenues generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customer’s final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.

Remaining Performance Obligations

As of September 30, 2022, the Company had $9.2 billion of remaining performance obligations and expects to recognize approximately 44% and 62% over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.

Contract Balances

Contract balances consisted of the following (in thousands):

		September 30,	June 30,
Description of Contract Related Balance	Financial Statement Classification	2022	2022
Billed and billable receivables	Accounts receivable, net	$656,253	$800,597
Contract assets – current unbilled receivables	Accounts receivable, net	138,524	125,547
Contract assets – current costs to obtain	Prepaid expenses and other current assets	5,270	5,167
Contract assets – noncurrent unbilled receivables	Accounts receivable, long-term	10,623	10,199
Contract assets – noncurrent costs to obtain	Other long-term assets	10,307	10,703
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(104,519)	(84,810)
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other long-term liabilities	(5,775)	(7,552)

During the three months ended September 30, 2022, we recognized $50.5 million of revenues, compared with $54.7 of revenues for the three months ended September 30, 2021, that was included in a previously recorded contract liability as of the beginning of the period.

Note 5 – Inventories

Inventories consisted of the following (in thousands):

	September 30,	June 30,
	2022	2022
Materials, purchased parts and supplies	$62,458	$57,407
Work in process	15,333	28,748
Finished goods	32,411	13,207
Total	$110,202	$99,362

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

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services.  The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of September 30, 2022.  Proceeds from the sold receivables are reflected in operating cash flows on the statement of cash flows.

MARPA activity consisted of the following (in thousands):

	As of and for the Three Months Ended
	September 30,
	2022	2021
Beginning balance:	$157,785	$182,027
Sales of receivables	737,873	690,132
Cash collections	(735,969)	(678,643)
Outstanding balance sold to Purchaser: (1)	159,689	193,516
Cash collected, not remitted to Purchaser (2)	(24,550)	(51,034)
Remaining sold receivables	$135,139	$142,482

(1)

For the three months ended September 30, 2022 and 2021, the Company recorded net cash inflows of $1.9 million and $11.5 million in its cash flows from operating activities, respectively, from sold receivables.  MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.

(2)

Includes the cash collected on behalf of but not yet remitted to Purchaser as of September 30, 2022 and 2021.  This balance is included in other accrued expenses and current liabilities as of the balance sheet date.

Note 7 – Debt

Long-term debt consisted of the following (in thousands):

	September 30,	June 30,
	2022	2022
Bank credit facility – term loans	$1,202,031	$1,209,688
Bank credit facility – revolver loans	435,000	533,000
Principal amount of long-term debt	1,637,031	1,742,688
Less unamortized discounts and debt issuance costs	(9,351)	(9,915)
Total long-term debt	1,627,680	1,732,773
Less current portion	(30,625)	(30,625)
Long-term debt, net of current portion	$1,597,055	$1,702,148

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,975.0 million. As of September 30, 2022, the Company had $435.0 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of September 30, 2022, the Company had $1,202.0 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total net leverage ratio.  As of September 30, 2022, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 3.57%.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of September 30, 2022, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Gain (loss) recognized in other comprehensive income	$15,586	$(1,008)
Amounts reclassified to earnings from accumulated other comprehensive loss	(57)	3,222
Net current period other comprehensive income	$15,529	$2,214

Note 8 – Legal Proceedings and Other Commitments and Contingencies

Legal Proceedings

The Company is involved in various claims, lawsuits, and administrative proceedings arising in the normal course of business, none of which, based on current information, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services.  The DCAA has completed audits of the Company’s annual incurred cost proposals through fiscal year 2020.  The Company is still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believes its reserves for such are adequate. Adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows and the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues may be identified, discussed and settled.

Note 9 – Earnings Per Share

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2022	2021
Net income	$89,125	$88,109
Weighted-average number of basic shares outstanding during the period	23,420	23,560
Dilutive effect of RSUs after application of treasury stock method	258	284
Weighted-average number of diluted shares outstanding during the period	23,678	23,844
Basic earnings per share	$3.81	$3.74
Diluted earnings per share	$3.76	$3.70

Note 10 – Income Taxes

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment.  The Company is currently under examination by the Internal Revenue Service for fiscal years 2017 through 2021.  The Company does not expect resolution of the examination to have a material impact on its results of operations, financial condition, or cash flows.

During fiscal year 2023, a provision of the Tax Cuts and Jobs Act of 2017 (TCJA) went into effect which eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. Although it is possible that Congress amends this provision of the TCJA, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision.  During the quarter, the Company recognized a liability for unrecognized tax benefits and a corresponding deferred tax asset of $19.8 million related to the capitalization and amortization of research costs related to provisions of the TCJA becoming effective.

The Company’s effective income tax rate for the three months ended September 30, 2022 and 2021 was 23.6% and 24.5%, respectively. The effective tax rates for the three months ended September 30, 2022 and 2021 both benefited from the favorable impact of research and development credits, partially offset by the unfavorable impacts of certain executive compensation.

Note 11 – Business Segments

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

The Company evaluates the performance of its operating segments based on net income. Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Revenues:
Domestic	$1,558,895	$1,443,722
International	46,864	47,176
Total revenues	$1,605,759	$1,490,898

Net income:
Domestic	$80,553	$81,697
International	8,572	6,412
Total net income	$89,125	$88,109

Note 12 – Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and categorizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets that are observable, either directly or indirectly, or quoted prices that are not active (Level 2); and unobservable inputs in which there is little or no market data which requires development of assumptions that market participants would use in pricing the asset or liability (Level 3).

The financial instruments measured at fair value on a recurring basis consist of the following (in thousands):

			September 30,	June 30,
	Financial Statement	Fair Value	2022	2022
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$1,952	$337
Interest rate swap agreements	Other long-term assets	Level 2	$38,526	$19,184

The Company uses interest rate swap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.

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

Budgetary Environment

We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. On March 15, 2022, the President signed into law the omnibus appropriations bill that provided full-year funding for the government fiscal year ending September 30, 2022 (GFY22). Of the total approximately $1.5 trillion in discretionary funding, approximately $782 billion was for national defense and approximately $730 billion was for nondefense. These defense and nondefense funding levels represent increases of 5.6% and 6.7%, respectively, over GFY21 enacted levels. GFY22 defense spending in fact increased both over the President’s GFY22 budget request and the National Defense Authorization Act (NDAA) passed by Congress on December 27, 2021. Defense spending has generally increased over the last several years, and given the current global threat environment, including the conflict in Ukraine, this trend is likely to continue in GFY23. In fact, the President’s initial GFY23 budget proposal calls for an increase in aggregate defense spending of approximately 4% from GFY22 levels, and current deliberations in Congress suggest that the enacted GFY23 budget could see an even larger increase. In addition, funding for intelligence programs, including Military Intelligence Programs (MIP) and National Intelligence Programs (NIP), as well as cybersecurity-related programs, is also projected to increase in both GFY22 and GFY23.

While we view the budget environment as constructive and believe there is bipartisan support for continued investment in the areas of defense and national security, it is uncertain when in any particular GFY that appropriations bills will be passed. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a continuing resolution (CR). On September 30, 2022, the President signed a CR, a temporary measure allowing the government to continue operations through December 16, 2022 at prior year funding levels.

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

Impact of COVID-19

We continue to take steps to mitigate the impact of COVID-19 on our employees and our business. The impact of COVID-19 on our business will depend on future developments, which are uncertain and cannot be predicted, as well as other known factors outside our control. The surge of the Omicron variant of COVID-19, for example, resulted in increased positive cases broadly, including within the employee base of some of our government customers. As a result, some of our government customers limited in-person meetings, reduced access to customer facilities, and experienced disruptions to the normal operation of their business. We continue to work with our customers to implement appropriate risk mitigation efforts and alternative work arrangements, as necessary. Omicron and other COVID-19 variants, both in and outside the U.S., also continue to be one of several reasons for continued supply chain shortages.

Market Environment

We provide Expertise and Technology to government enterprise and mission customers. Based on the analysis of an independent market consultant retained by the Company, we believe that the total addressable market for our offerings is approximately $260 billion. Our addressable market is expected to continue to grow over the next several years. Approximately 70% of our revenue comes from defense-related customers, including those in the Intelligence Community (IC), with additional revenue coming from non-defense IC, homeland security, and other federal civilian customers.

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

The following table provides our results of operations (in thousands):

	Dollar Amount
	Three Months Ended
	September 30,		Change
	2022	2021	Dollar	Percent
Revenues	$1,605,759	$1,490,898	$114,861	7.7%
Costs of revenues:
Direct costs	1,055,772	974,171	81,601	8.4%
Indirect costs and selling expenses	382,081	357,106	24,975	7.0%
Depreciation and amortization	35,103	32,592	2,511	7.7%
Total costs of revenues	1,472,956	1,363,869	109,087	8.0%
Income from operations	132,803	127,029	5,774	4.5%
Interest expense and other, net	16,193	10,398	5,795	55.7%
Income before income taxes	116,610	116,631	(21)	(0.0)%
Income taxes	27,485	28,522	(1,037)	(3.6)%
Net income	$89,125	$88,109	$1,016	1.2%

Revenues.  The increase in revenues for the three months ended September 30, 2022, as compared to the three months ended September 2021, was primarily attributable to growth on existing programs, new contract awards, and revenues from the acquisitions completed in fiscal year 2022.

The following table summarizes revenues by customer type with related percentages of revenues for the three months ended September 2022 and 2021, respectively (in thousands):

	Dollar Amount
	Three Months Ended
	September 30,		Change
	2022	2021	Dollar	Percent
Department of Defense	$1,095,320	$1,000,127	$95,193	9.5%
Federal Civilian Agencies	424,087	413,664	10,423	2.5%
Commercial and other	86,352	77,107	9,245	12.0%
Total	$1,605,759	$1,490,898	$114,861	7.7%
•	DoD revenues include Expertise and Technology provided to various Department of Defense customers.
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

Direct Costs.  The increase in direct costs for the three months ended September 30, 2022, as compared to the prior year quarter, was primarily attributable to the increased revenues and a higher volume of materials and other direct costs.  As a percentage of revenue, direct costs were 65.7% and 65.3% for the three months ended September 30, 2022 and 2021, respectively.  Direct costs include direct labor, subcontractor costs, materials, and other direct costs.

Indirect Costs and Selling Expenses.   The increase in indirect costs and selling expenses for the three months ended September 30, 2022, as compared to the prior year quarter, was primarily attributable to the acquisitions completed in fiscal year 2022 and an increase in fringe benefit expenses. As a percentage of revenue, indirect costs and selling expenses were 23.8% and 24.0% for the three months ended September 30, 2022 and 2021, respectively.

Depreciation and Amortization.  The increase in depreciation and amortization for the three months ended September 30, 2022, as compared to the prior year quarter, was primarily attributable to intangible amortization from the acquisitions in fiscal year 2022.

Interest Expense and Other, Net.  The increase in interest expense and other, net for the three months ended September 30, 2022, as compared to the prior year quarter, was primarily attributable to higher interest rates on outstanding debt.

Income Tax Expense.  The income tax provision for the three months ended September 30, 2022 and 2021 represents an effective tax rate of 23.6% and 24.5%, respectively. The effective tax rates for the three months ended September 30, 2022 and 2021 both benefited from the favorable impact of research and development credits, partially offset by the unfavorable impacts of certain executive compensation.

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

As of September 30, 2022, the Company had total backlog of $24.9 billion, compared with $23.9 billion a year ago, an increase of 4.2%.  Funded backlog as of September 30, 2022 was $3.7 billion.  The total backlog consists of remaining performance obligations (see Note 4) plus unexercised options.

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

Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our MARPA (as defined and discussed in Note 6) and available borrowings under our Credit Facility (as defined in Note 7) described below.

The Company has a $3,200.0 million Credit Facility, which consists of a $1,975.0 million Revolving Facility and a $1,225.0 million Term Loan.  The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of September 30, 2022, we had $435.0 million outstanding under the Revolving Facility and no borrowings on the swing line.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026.  As of September 30, 2022, $1,202.0 million was outstanding under the Term Loan.

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

During fiscal year 2023, a provision of the TCJA went into effect which eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. Although it is possible that Congress amends this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision.  Based on the law as currently enacted, the provision is expected to decrease fiscal year 2023 cash flows from operations by $95.0 million and increase net deferred tax assets by a similar amount.

A summary of the change in cash and cash equivalents is presented below (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Net cash provided by operating activities	$144,843	$185,953
Net cash used in investing activities	(12,771)	(126,476)
Net cash used in financing activities	(106,096)	(41,717)
Effect of exchange rate changes on cash and cash equivalents	(4,144)	(1,361)
Net change in cash and cash equivalents	$21,832	$16,399

Net cash provided by operating activities decreased $41.1 million for the three months ended September 30, 2022, when compared to the three months ended September 30, 2021, as a result of a $20.3 million increase in cash paid for income taxes, $10.5 million in net unfavorable changes in operating assets and liabilities driven by the timing of vendor payments partially offset by strong cash collections, and a $9.6 million decrease in cash received from the Company's MARPA.

Net cash used in investing activities decreased $113.7 million for the three months ended September 30, 2022, when compared to the three months ended September 30, 2021, primarily as a result of a $116.3 million decrease in cash used in acquisitions of businesses partially offset by a $2.6 million increase in capital expenditures.

Net cash used in financing activities increased $64.4 million for the three months ended September 30, 2022, when compared to the three months ended September 30, 2021, primarily as a result of a $63.9 million increase in net repayments under our Credit Facility.

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

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no material off-balance sheet financing arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $800.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the three months ended September 30, 2022 would have fluctuated by approximately $3.0 million.

Approximately 3.2% and 3.2% of our total revenues during the three months ended September 30, 2022 and 2021, respectively, were derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2022, we held a combination of euros and pounds sterling in the U.K. and the Netherlands equivalent to approximately $48.2 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at September 30, 2022.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Al Shimari, et al. v. L-3 Services, Inc. et al.

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2022 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio.  The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc.  Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees.

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

On July 18, 2022, CACI filed a second motion to dismiss for lack of subject matter jurisdiction based on recent decisions by the Supreme Court.  On September 16, 2022, the District Court conducted a hearing on that motion and took the matter under advisement.

Abbass, et al v. CACI Premier Technology, Inc. and CACI International Inc, Case No. 1:13CV1186-LMB/JFA (EDVA)

Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2022 for the most recently filed information concerning the suit filed in the United States District Court for the Eastern District of Virginia.  The lawsuit names CACI International Inc and CACI Premier Technology, Inc. as Defendants.  Plaintiffs seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.

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

Item 1A.  Risk Factors

Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2022. There have been no material changes from the risk factors described in that report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2022	9,208	$287.45	1,302,674	197,326
August 2022	—	—	—	—
September 2022	—	$—	—	—
Total	9,208		1,302,674

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	Severance Compensation Agreement with Jeffrey D. MacLauchlan dated October 3, 2022.		8-K	October 3, 2022	10.1

31.1	Section 302 Certification John S. Mengucci	X

31.2	Section 302 Certification Thomas A. Mutryn	X

32.1	Section 906 Certification John S. Mengucci	X

32.2	Section 906 Certification Thomas A. Mutryn	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: October 27, 2022	By:	/s/ John S. Mengucci
John S. Mengucci
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 27, 2022	By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 27, 2022	By:	/s/ Travis B. Johnson
Travis B. Johnson
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)