Form 10-Q
period 2022-12-31
CACI INTERNATIONAL INC /DE/
filed 2023-01-26
CIK 16058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of January 12, 2023, there were 23,508,119 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenues	$1,649,416	$1,485,778	$3,255,175	$2,976,676
Costs of revenues:
Direct costs	1,094,314	974,018	2,150,086	1,948,189
Indirect costs and selling expenses	388,303	354,977	770,384	712,083
Depreciation and amortization	35,932	32,676	71,035	65,268
Total costs of revenues	1,518,549	1,361,671	2,991,505	2,725,540
Income from operations	130,867	124,107	263,670	251,136
Interest expense and other, net	19,942	11,009	36,135	21,407
Income before income taxes	110,925	113,098	227,535	229,729
Income taxes	23,824	22,799	51,309	51,321
Net income	$87,101	$90,299	$176,226	$178,408
Basic earnings per share	$3.71	$3.86	$7.51	$7.60
Diluted earnings per share	$3.68	$3.83	$7.44	$7.52
Weighted-average basic shares outstanding	23,506	23,399	23,463	23,480
Weighted-average diluted shares outstanding	23,676	23,598	23,677	23,722

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net income	$87,101	$90,299	$176,226	$178,408
Other comprehensive income (loss):
Foreign currency translation adjustment	17,123	575	(366)	(6,187)
Change in fair value of interest rate swap agreements, net of tax	(1,516)	5,424	14,013	7,638
Other comprehensive income, net of tax	15,607	5,999	13,647	1,451
Comprehensive income	$102,708	$96,298	$189,873	$179,859

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	June 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$114,738	$114,804
Accounts receivable, net	868,629	926,144
Prepaid expenses and other current assets	191,811	168,690
Total current assets	1,175,178	1,209,638
Goodwill	4,063,834	4,058,291
Intangible assets, net	543,058	581,385
Property, plant and equipment, net	195,567	205,622
Operating lease right-of-use assets	301,012	317,359
Supplemental retirement savings plan assets	95,752	96,114
Accounts receivable, long-term	11,843	10,199
Other long-term assets	168,305	150,823
Total assets	$6,554,549	$6,629,431
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,625	$30,625
Accounts payable	270,768	303,443
Accrued compensation and benefits	345,779	405,722
Other accrued expenses and current liabilities	334,476	287,571
Total current liabilities	981,648	1,027,361
Long-term debt, net of current portion	1,534,961	1,702,148
Supplemental retirement savings plan obligations, net of current portion	103,512	102,127
Deferred income taxes	273,626	356,841
Operating lease liabilities, noncurrent	296,637	315,315
Other long-term liabilities	113,919	72,096
Total liabilities	$3,304,303	$3,575,888
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,911 shares issued and 23,508 outstanding at December 31, 2022 and 42,820 shares issued and 23,416 outstanding at June 30, 2022	4,291	4,282
Additional paid-in capital	578,470	571,650
Retained earnings	3,732,107	3,555,881
Accumulated other comprehensive loss	(17,429)	(31,076)
Treasury stock, at cost (19,404 and 19,404 shares, respectively)	(1,047,328)	(1,047,329)
Total CACI shareholders’ equity	3,250,111	3,053,408
Noncontrolling interest	135	135
Total shareholders’ equity	3,250,246	3,053,543
Total liabilities and shareholders’ equity	$6,554,549	$6,629,431

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$176,226	$178,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,035	65,268
Amortization of deferred financing costs	1,126	1,147
Loss on extinguishment of debt	—	891
Non-cash lease expense	34,909	33,943
Stock-based compensation expense	20,196	14,698
Deferred income taxes	(48,320)	(1,962)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	55,518	72,650
Prepaid expenses and other assets	(30,322)	(24,701)
Accounts payable and other accrued expenses	28,157	39,535
Accrued compensation and benefits	(59,917)	(89,752)
Income taxes payable and receivable	(5,110)	46,402
Operating lease liabilities	(40,050)	(34,169)
Long-term liabilities	3,642	6,407
Net cash provided by operating activities	207,090	308,765
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(25,670)	(21,632)
Acquisition of businesses, net of cash acquired	—	(609,356)
Other	—	923
Net cash used in investing activities	(25,670)	(630,065)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	1,101,500	1,735,095
Principal payments made under bank credit facilities	(1,269,813)	(1,356,230)
Payment of financing costs under bank credit facilities	—	(6,286)
Proceeds from employee stock purchase plans	5,288	5,221
Repurchases of common stock	(5,286)	(4,995)
Payment of taxes for equity transactions	(13,269)	(13,956)
Net cash (used in) provided by financing activities	(181,580)	358,849
Effect of exchange rate changes on cash and cash equivalents	94	(1,477)
Net change in cash and cash equivalents	(66)	36,072
Cash and cash equivalents at beginning of period	114,804	88,031
Cash and cash equivalents at end of period	$114,738	$124,103
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$100,400	$4,509
Cash paid during the period for interest	$27,654	$19,042
Non-cash financing and investing activities:
Landlord sponsored tenant incentives	$1,908	$1,178
Accrued capital expenditures	$736	$813

See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares Amount		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at September 30, 2022	42,826	$4,283	$579,511	$3,645,006	$(33,036)	19,404	$(1,047,329)	$3,148,435	$135	$3,148,570
Net income	—	—	—	87,101	—	—	—	87,101	—	87,101
Stock-based compensation expense	—	—	11,757	—	—	—	—	11,757	—	11,757
Tax withholdings on restricted share vestings	85	8	(12,679)	—	—	—	—	(12,671)	—	(12,671)
Other comprehensive income, net of tax	—	—	—	—	15,607	—	—	15,607	—	15,607
Repurchases of common stock	—	—	(143)	—	—	10	(2,496)	(2,639)	—	(2,639)
Treasury stock issued under stock purchase plans	—	—	24	—	—	(10)	2,497	2,521	—	2,521
Balance at December 31, 2022	42,911	$4,291	$578,470	$3,732,107	$(17,429)	19,404	$(1,047,328)	$3,250,111	$135	$3,250,246

Balance at September 30, 2021	42,710	$4,271	$561,688	$3,277,196	$(40,839)	19,404	$(1,047,329)	$2,754,987	$135	$2,755,122
Net income	—	—	—	90,299	—	—	—	90,299	—	90,299
Stock-based compensation expense	—	—	8,029	—	—	—	—	8,029	—	8,029
Tax withholdings on restricted share vestings	100	10	(13,536)	—	—	—	—	(13,526)	—	(13,526)
Other comprehensive income, net of tax	—	—	—	—	5,999	—	—	5,999	—	5,999
Repurchases of common stock	—	—	(213)	—	—	9	(2,310)	(2,523)	—	(2,523)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(9)	2,310	2,310	—	2,310
Balance at December 31, 2021	42,810	$4,281	$555,968	$3,367,495	$(34,840)	19,404	$(1,047,329)	$2,845,575	$135	$2,845,710

Balance at June 30, 2022	42,820	$4,282	$571,650	$3,555,881	$(31,076)	19,404	$(1,047,329)	$3,053,408	$135	$3,053,543
Net income	—	—	—	176,226	—	—	—	176,226	—	176,226
Stock-based compensation expense	—	—	20,196	—	—	—	—	20,196	—	20,196
Tax withholdings on restricted share vestings	91	9	(13,115)	—	—	—	—	(13,106)	—	(13,106)
Other comprehensive income, net of tax	—	—	—	—	13,647	—	—	13,647	—	13,647
Repurchases of common stock	—	—	(325)	—	—	19	(4,961)	(5,286)	—	(5,286)
Treasury stock issued under stock purchase plans	—	—	64	—	—	(19)	4,962	5,026	—	5,026
Balance at December 31, 2022	42,911	$4,291	$578,470	$3,732,107	$(17,429)	19,404	$(1,047,328)	$3,250,111	$135	$3,250,246

Balance at June 30, 2021	42,676	$4,268	$484,260	$3,189,087	$(36,291)	19,122	$(976,181)	$2,665,143	$135	$2,665,278
Net income	—	—	—	178,408	—	—	—	178,408	—	178,408
Stock-based compensation expense	—	—	14,698	—	—	—	—	14,698	—	14,698
Tax withholdings on restricted share vestings	134	13	(13,812)	—	—	—	—	(13,799)	—	(13,799)
Other comprehensive income, net of tax	—	—	—	—	1,451	—	—	1,451	—	1,451
Repurchases of common stock	—	—	70,761	—	—	301	(75,756)	(4,995)	—	(4,995)
Treasury stock issued under stock purchase plans	—	—	61	—	—	(19)	4,608	4,669	—	4,669
Balance at December 31, 2021	42,810	$4,281	$555,968	$3,367,495	$(34,840)	19,404	$(1,047,329)	$2,845,575	$135	$2,845,710

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The fair value of the Company’s debt outstanding as of December 31, 2022 under its bank credit facility approximates its carrying value.  The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2022.  The results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Note 2 – Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform.  The guidance in this ASU is optional and expedients may be elected over time, as reference rate reform activities occur through December 31, 2022.  However, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, extending the sunset date under Topic 848 from December 31, 2022 to December 31, 2024 to align the temporary accounting relief guidance with the expected LIBOR cessation date of June 30, 2023.  During the year ended June 30, 2020, CACI elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives consistent with past presentation. Application of these expedients assisted in preserving the Company's presentation of derivatives as qualifying cash flow hedges. The Company continues to evaluate this guidance and may apply other elections as relevant contract and hedge accounting relationship modifications are made during the course of the reference rate reform transition period.

Note 3 – Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended December 31, 2022 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2022	$3,934,625	$123,666	$4,058,291
Goodwill acquired (1)	6,072	—	6,072
Foreign currency translation	(188)	(341)	(529)
Balance at December 31, 2022	$3,940,509	$123,325	$4,063,834

(1)

Includes goodwill initially allocated to new business combinations as well as measurement period adjustments, when applicable. Purchase price allocations for all of the fiscal year 2022 acquisitions were complete as of December 31, 2022.

There were no impairments of goodwill during the periods presented.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2022			June 30, 2022
	Gross carrying	Accumulated	Net carrying	Gross carrying	Accumulated	Net carrying
	value	amortization	value	value	amortization	value
Customer contracts and related customer relationships	$656,249	$(296,255)	$359,994	$656,353	$(275,538)	$380,815
Acquired technologies	280,188	(97,124)	183,064	280,196	(79,626)	200,570
Total intangible assets	$936,437	$(393,379)	$543,058	$936,549	$(355,164)	$581,385

Amortization expense related to intangible assets was $19.1 million and $38.2 million for the three and six months ended December 31, 2022, respectively, and $18.1 million and $35.6 million for the three and six months ended December 31, 2021, respectively.

Note 4 – Revenues and Contract Balances

Disaggregation of Revenues

The Company disaggregates revenues by contract type, customer type, prime vs. subcontractor, and whether the solution provided is primarily Expertise or Technology.  These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.

Disaggregated revenues by contract type were as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2022			December 31, 2022
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$953,344	$—	$953,344	$1,888,090	$—	$1,888,090
Fixed-price	478,201	31,155	509,356	926,763	64,366	991,129
Time-and-materials	173,630	13,086	186,716	349,217	26,739	375,956
Total	$1,605,175	$44,241	$1,649,416	$3,164,070	$91,105	$3,255,175

	Three Months Ended			Six Months Ended
	December 31, 2021			December 31, 2021
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$889,358	$—	$889,358	$1,783,071	$—	$1,783,071
Fixed-price	400,011	33,279	433,290	774,485	66,510	840,995
Time-and-materials	148,881	14,249	163,130	324,416	28,194	352,610
Total	$1,438,250	$47,528	$1,485,778	$2,881,972	$94,704	$2,976,676

Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2022			December 31, 2022
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,160,060	$—	$1,160,060	$2,255,380	$—	$2,255,380
Federal Civilian agencies	399,768	—	399,768	823,855	—	823,855
Commercial and other	45,347	44,241	89,588	84,835	91,105	175,940
Total	$1,605,175	$44,241	$1,649,416	$3,164,070	$91,105	$3,255,175

	Three Months Ended			Six Months Ended
	December 31, 2021			December 31, 2021
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,037,014	$—	$1,037,014	$2,037,141	$—	$2,037,141
Federal Civilian agencies	371,897	—	371,897	785,561	—	785,561
Commercial and other	29,339	47,528	76,867	59,270	94,704	153,974
Total	$1,438,250	$47,528	$1,485,778	$2,881,972	$94,704	$2,976,676

Disaggregated revenues by prime vs. subcontractor were as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2022			December 31, 2022
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,420,367	$40,472	$1,460,839	$2,827,821	$83,328	$2,911,149
Subcontractor	184,808	3,769	188,577	336,249	7,777	344,026
Total	$1,605,175	$44,241	$1,649,416	$3,164,070	$91,105	$3,255,175

	Three Months Ended			Six Months Ended
	December 31, 2021			December 31, 2021
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,292,529	$43,317	$1,335,846	$2,591,182	$86,223	$2,677,405
Subcontractor	145,721	4,211	149,932	290,790	8,481	299,271
Total	$1,438,250	$47,528	$1,485,778	$2,881,972	$94,704	$2,976,676

Disaggregated revenues by expertise or technology were as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2022			December 31, 2022
	Domestic	International	Total	Domestic	International	Total
Expertise	$725,503	$16,117	$741,620	$1,443,153	$32,670	$1,475,823
Technology	879,672	28,124	907,796	1,720,917	58,435	1,779,352
Total	$1,605,175	$44,241	$1,649,416	$3,164,070	$91,105	$3,255,175

	Three Months Ended			Six Months Ended
	December 31, 2021			December 31, 2021
	Domestic	International	Total	Domestic	International	Total
Expertise	$668,209	$18,100	$686,309	$1,351,833	$37,522	$1,389,355
Technology	770,041	29,428	799,469	1,530,139	57,182	1,587,321
Total	$1,438,250	$47,528	$1,485,778	$2,881,972	$94,704	$2,976,676

Changes in Estimates

Aggregate net changes in estimates for the three and six months ended December 31, 2022 reflected an increase to income before income taxes of $5.8 million ($0.18 per diluted share) and $11.5 million ($0.36 per diluted share), respectively, compared with $5.5 million ($0.17 per diluted share) and $8.2 million ($0.26 per diluted share), for the three and six months ended December 31, 2021.  The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.

Revenues recognized from previously satisfied performance obligations were not material for the three and six months ended December 31, 2022 and 2021, respectively.  The change in revenues generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customer’s final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.

Remaining Performance Obligations

As of December 31, 2022, the Company had $8.6 billion of remaining performance obligations and expects to recognize approximately 47% and 67% over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.

Contract Balances

Contract balances consisted of the following (in thousands):

		December 31,	June 30,
Description of Contract Related Balance	Financial Statement Classification	2022	2022
Billed and billable receivables	Accounts receivable, net	$753,254	$800,597
Contract assets – current unbilled receivables	Accounts receivable, net	115,375	125,547
Contract assets – current costs to obtain	Prepaid expenses and other current assets	5,186	5,167
Contract assets – noncurrent unbilled receivables	Accounts receivable, long-term	11,843	10,199
Contract assets – noncurrent costs to obtain	Other long-term assets	9,197	10,703
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(110,227)	(84,810)
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other long-term liabilities	(6,308)	(7,552)

During the three and six months ended December 31, 2022, we recognized $7.6 million and $58.1 million of revenues, respectively, compared with $13.6 million and $68.3 million of revenues for the three and six months ended December 31, 2021, that was included in a previously recorded contract liability as of the beginning of the period.

Note 5 – Inventories

Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2022	2022
Materials, purchased parts and supplies	$64,788	$57,407
Work in process	20,423	13,207
Finished goods	28,558	28,748
Total	$113,769	$99,362

Inventories are stated at the lower of cost (average cost or first-in, first-out) or net realizable value and are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.  Prior year amounts for work in process and finished goods have been revised.

Note 6 – Sales of Receivables

On December 22, 2022, the Company amended its Master Accounts Receivable Purchase Agreement (MARPA) with MUFG Bank, Ltd. (Purchaser), for the sale of certain designated eligible U.S. government receivables.  The amendment extended the term of the MARPA to December 21, 2023.  Under the MARPA, the Company can sell eligible receivables, including certain billed and unbilled receivables up to a maximum amount of $200.0 million.  The Company’s receivables are sold under the MARPA without recourse for any U.S. government credit risk.

The Company accounts for receivable transfers under the MARPA as sales under ASC 860, Transfers and Servicing, and derecognizes the sold receivables from its balance sheets.  The fair value of the sold receivables approximated their book value due to their short-term nature.

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services.  The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of December 31, 2022.  Proceeds from the sold receivables are reflected in operating cash flows on the statement of cash flows.

MARPA activity consisted of the following (in thousands):

	As of and for the Six Months Ended
	December 31,
	2022	2021
Beginning balance:	$157,785	$182,027
Sales of receivables	1,460,825	1,361,521
Cash collections	(1,418,648)	(1,356,070)
Outstanding balance sold to Purchaser: (1)	199,962	187,478
Cash collected, not remitted to Purchaser (2)	(59,827)	(49,166)
Remaining sold receivables	$140,135	$138,312

(1)

For the six months ended December 31, 2022 and 2021, the Company recorded net cash inflows of $42.2 million and $5.5 million in its cash flows from operating activities, respectively, from sold receivables.  MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.

(2)

Includes the cash collected on behalf of but not yet remitted to Purchaser as of December 31, 2022 and 2021.  This balance is included in other accrued expenses and current liabilities as of the balance sheet date.

Note 7 – Debt

Long-term debt consisted of the following (in thousands):

	December 31,	June 30,
	2022	2022
Bank credit facility – term loans	$1,194,375	$1,209,688
Bank credit facility – revolver loans	380,000	533,000
Principal amount of long-term debt	1,574,375	1,742,688
Less unamortized discounts and debt issuance costs	(8,789)	(9,915)
Total long-term debt	1,565,586	1,732,773
Less current portion	(30,625)	(30,625)
Long-term debt, net of current portion	$1,534,961	$1,702,148

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

The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,975.0 million. As of December 31, 2022, the Company had $380.0 million outstanding under the Revolving Facility and no borrowings on the swing line.  The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of December 31, 2022, the Company had $1,194.4 million outstanding under the Term Loan.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total net leverage ratio.  As of December 31, 2022, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 4.50%.

The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility.  As of December 31, 2022, the Company was in compliance with all of the financial covenants.  A majority of the Company’s assets serve as collateral under the Credit Facility.

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

The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and six months ended December 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Gain recognized in other comprehensive income	$904	$2,194	$16,490	$1,186
Amounts reclassified to earnings from accumulated other comprehensive loss	(2,420)	3,230	(2,477)	6,452
Net current period other comprehensive (loss) income	$(1,516)	$5,424	$14,013	$7,638

Note 8 – Legal Proceedings and Other Commitments and Contingencies

Legal Proceedings

The Company is involved in various claims, lawsuits, and administrative proceedings arising in the normal course of business, none of which, based on current information, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Government Contracting

Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services.  The DCAA has completed audits of the Company’s annual incurred cost proposals through fiscal year 2021.  The Company is still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believes its reserves for such are adequate. Adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows and the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues may be identified, discussed and settled.

Note 9 – Earnings Per Share

Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net income	$87,101	$90,299	$176,226	$178,408
Weighted-average number of basic shares outstanding during the period	23,506	23,399	23,463	23,480
Dilutive effect of RSUs after application of treasury stock method	170	199	214	242
Weighted-average number of diluted shares outstanding during the period	23,676	23,598	23,677	23,722
Basic earnings per share	$3.71	$3.86	$7.51	$7.60
Diluted earnings per share	$3.68	$3.83	$7.44	$7.52

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

During fiscal year 2023, a provision of the Tax Cuts and Jobs Act of 2017 (TCJA) went into effect which eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. Although it is possible that Congress amends this provision of the TCJA, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision.  For the three and six months ended December 31, 2022, the Company recognized a liability for unrecognized tax benefits and a corresponding deferred tax asset of $20.0 million and $39.8 million, respectively, related to the capitalization and amortization of research costs related to provisions of the TCJA becoming effective.

The Company’s effective income tax rate was 21.5% and 22.5% for the three and six months ended December 31, 2022, respectively, and 20.2% and 22.3% for the three and six months ended December 31, 2021, respectively. The effective tax rates for the three and six months ended December 31, 2022 and 2021 both benefited from the favorable impact of research and development credits and the amount of excess tax benefits related to stock-based compensation, and are partially offset by the unfavorable impacts of certain executive compensation.

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

The Company evaluates the performance of its operating segments based on net income. Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenues:
Domestic	$1,605,175	$1,438,250	$3,164,070	$2,881,972
International	44,241	47,528	91,105	94,704
Total revenues	$1,649,416	$1,485,778	$3,255,175	$2,976,676

Net income:
Domestic	$80,362	$83,407	$160,915	$165,104
International	6,739	6,892	15,311	13,304
Total net income	$87,101	$90,299	$176,226	$178,408

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

The financial instruments measured at fair value on a recurring basis consist of the following (in thousands):

			December 31,	June 30,
	Financial Statement	Fair Value	2022	2022
Description of Financial Instrument	Classification	Hierarchy	Fair Value
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$1,305	$337
Interest rate swap agreements	Other long-term assets	Level 2	$37,126	$19,184

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

Note 13 – Subsequent Events

On January 24, 2023,  CACI’s Board of Directors authorized the repurchase of up to $750.0 million of CACI’s outstanding common stock.

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

Budgetary Environment

We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. On December 29, 2022, the President signed into law the omnibus appropriations bill that provided full-year funding for the government fiscal year (GFY) ending September 30, 2023 (GFY23). Of the total approximately $1.7 trillion in discretionary funding, approximately $858 billion was for national defense and approximately $773 billion was for nondefense, as well as an additional $47 billion of supplemental funding for Ukraine. The defense and nondefense funding levels represent increases of approximately 9.7% and 5.9%, respectively, over GFY22 enacted levels, which themselves were increases of 5.6% and 6.7%, respectively, over GFY21. While future levels of defense and nondefense spending are difficult to project, we believe that there continues to be bipartisan support for defense and national security-related spending, particularly given the heightened current global threat environment, including the conflict in Ukraine.

While we view the budget environment as constructive and believe there is bipartisan support for continued investment in the areas of defense and national security, it is uncertain when in any particular GFY that appropriations bills will be passed. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a continuing resolution (CR), a temporary measure allowing the government to continue operations at prior year funding levels.

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

Results of Operations for the Three and Six Months Ended December 31, 2022 and 2021

The following table provides our results of operations (in thousands):

	Dollar Amount				Dollar Amount
	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2022	2021	Dollar	Percent	2022	2021	Dollar	Percent
Revenues	$1,649,416	$1,485,778	$163,638	11.0%	$3,255,175	$2,976,676	$278,499	9.4%
Costs of revenues:
Direct costs	1,094,314	974,018	120,296	12.4%	2,150,086	1,948,189	201,897	10.4%
Indirect costs and selling expenses	388,303	354,977	33,326	9.4%	770,384	712,083	58,301	8.2%
Depreciation and amortization	35,932	32,676	3,256	10.0%	71,035	65,268	5,767	8.8%
Total costs of revenues	1,518,549	1,361,671	156,878	11.5%	2,991,505	2,725,540	265,965	9.8%
Income from operations	130,867	124,107	6,760	5.4%	263,670	251,136	12,534	5.0%
Interest expense and other, net	19,942	11,009	8,933	81.1%	36,135	21,407	14,728	68.8%
Income before income taxes	110,925	113,098	(2,173)	(1.9)%	227,535	229,729	(2,194)	(1.0)%
Income taxes	23,824	22,799	1,025	4.5%	51,309	51,321	(12)	(0.0)%
Net income	$87,101	$90,299	$(3,198)	(3.5)%	$176,226	$178,408	$(2,182)	(1.2)%

Revenues.  The increase in revenues for the three and six months ended December 31, 2022, as compared to the three and six months ended December 31, 2021, was primarily attributable to growth on existing programs, new contract awards, and revenues from the acquisitions completed in fiscal year 2022.

The following table summarizes revenues by customer type with related percentages of revenues for the three and six months ended December 31, 2022 and 2021, respectively (in thousands):

	Dollar Amount				Dollar Amount
	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2022	2021	Dollar	Percent	2022	2021	Dollar	Percent
Department of Defense	$1,160,060	$1,037,014	$123,046	11.9%	$2,255,380	$2,037,141	$218,239	10.7%
Federal Civilian Agencies	399,768	371,897	27,871	7.5%	823,855	785,561	38,294	4.9%
Commercial and other	89,588	76,867	12,721	16.5%	175,940	153,974	21,966	14.3%
Total	$1,649,416	$1,485,778	$163,638	11.0%	$3,255,175	$2,976,676	$278,499	9.4%
•	DoD revenues include Expertise and Technology provided to various Department of Defense customers.
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

Direct Costs.  The increase in direct costs for the three and six months ended December 31, 2022, as compared to the prior year periods, was primarily attributable to the increased revenues and a higher volume of materials and other direct costs.  As a percentage of revenue, direct costs were 66.3% and 66.1% for the three and six months ended December 31, 2022, respectively and 65.6% and 65.4% for the three and six months ended December 31, 2021, respectively.  Direct costs include direct labor, subcontractor costs, materials, and other direct costs.

Indirect Costs and Selling Expenses.   The increase in indirect costs and selling expenses for the three and six months ended December 31, 2022, as compared to the prior year periods, was primarily attributable to the incremental costs of running the businesses acquired in fiscal year 2022 and an increase in fringe benefit expenses. As a percentage of revenue, indirect costs and selling expenses were 23.5% and 23.7% for the three and six months ended December 31, 2022, respectively and 23.9% and 23.9% for the three and six months ended December 31, 2021, respectively.

Depreciation and Amortization.  The increase in depreciation and amortization for the three and six months ended December 31, 2022, as compared to the prior year periods, was primarily attributable to depreciation from the Company’s higher average property and equipment and intangible amortization from the acquisitions in fiscal year 2022.

Interest Expense and Other, Net.  The increase in interest expense and other, net for the three and six months ended December 31, 2022, as compared to the prior year periods, was primarily attributable to higher interest rates on outstanding debt.

Income Tax Expense.  The Company’s effective income tax rate was 21.5% and 22.5% for the three and six months ended December 31, 2022, respectively, and 20.2% and 22.3% for the three and six months ended December 31, 2021, respectively.  The effective tax rates for the three and six months ended December 31, 2022, and 2021 both benefited from the favorable impact of research and development credits and the amount of excess tax benefits related to stock-based compensation, and are partially offset by the unfavorable impacts of certain executive compensation.

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

As of December 31, 2022, the Company had total backlog of $26.5 billion, compared with $24.1 billion a year ago, an increase of 10.0%.  Funded backlog as of December 31, 2022 was $3.2 billion.  The total backlog consists of remaining performance obligations (see Note 4) plus unexercised options.

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

The Company has a $3,200.0 million Credit Facility, which consists of a $1,975.0 million Revolving Facility and a $1,225.0 million Term Loan.  The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.  As of December 31, 2022, we had $380.0 million outstanding under the Revolving Facility and no borrowings on the swing line.

The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026.  As of December 31, 2022, $1,194.4 million was outstanding under the Term Loan.

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

During fiscal year 2023, a provision of the TCJA went into effect which eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. Although it is possible that Congress amends this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision.  Based on the law as currently enacted, the provision is expected to decrease fiscal year 2023 cash flows from operations by $95.0 million and increase net deferred tax assets by a similar amount.  During the second quarter of fiscal year 2023, the Company’s estimated federal and state income tax payments included $46.0 million related to this provision. The actual impact will depend on the amount of research and development costs the Company will incur during fiscal year 2023 and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors

A summary of the change in cash and cash equivalents is presented below (in thousands):

	Six Months Ended
	December 31,
	2022	2021
Net cash provided by operating activities	$207,090	$308,765
Net cash used in investing activities	(25,670)	(630,065)
Net cash (used in) provided by financing activities	(181,580)	358,849
Effect of exchange rate changes on cash and cash equivalents	94	(1,477)
Net change in cash and cash equivalents	$(66)	$36,072

Net cash provided by operating activities decreased $101.7 million for the six months ended December 31, 2022, when compared to the six months ended December 31, 2021, as a result of a $95.9 million increase in cash paid for income taxes, $49.7 million in net unfavorable changes in operating assets and liabilities driven by the timing of vendor payments, partially offset by a $36.7 million increase in cash received from the Company's MARPA.

Net cash used in investing activities decreased $604.4 million for the six months ended December 31, 2022, when compared to the six months ended December 31, 2021, primarily as a result of a $609.4 million decrease in cash used in acquisitions of businesses partially offset by a $4.0 million increase in capital expenditures.

Net cash used in financing activities increased $540.4 million for the six months ended December 31, 2022, when compared to the six months ended December 31, 2021, primarily as a result of a $540.9 million increase in net payments under our Credit Facility.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates.  We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps.  We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $800.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the six months ended December 31, 2022 would have fluctuated by approximately $5.5 million.

Approximately 2.8% and 3.2% of our total revenues during the six months ended December 31, 2022 and 2021, respectively, were derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2022, we held a combination of euros and pounds sterling in the U.K. and the Netherlands equivalent to approximately $58.2 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at December 31, 2022.

The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2022	10,064	$262.22	1,312,738	187,262
November 2022	—	—	—	—
December 2022	—	$—	—	—
Total	10,064		1,312,738

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	Amendment No. 4 to the Master Accounts Receivable Purchase Agreement dated December 28, 2018, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto		8-K	December 28, 2022	10.1

31.1	Section 302 Certification John S. Mengucci	X

31.2	Section 302 Certification Jeffrey D. MacLauchlan	X

32.1	Section 906 Certification John S. Mengucci	X

32.2	Section 906 Certification Jeffrey D. MacLauchlan	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: January 26, 2023	By:	/s/ John S. Mengucci
John S. Mengucci
President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 26, 2023	By:	/s/ Jeffrey D. MacLauchlan
Jeffrey D. MacLauchlan
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: January 26, 2023	By:	/s/ Travis B. Johnson
Travis B. Johnson
Senior Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)