Form 10-Q
period 2023-03-31
CACI INTERNATIONAL INC /DE/
filed 2023-04-27
CIK 16058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number 001-31400
__________________________________
CACI International Inc
(Exact name of registrant as specified in its charter)
____________________________________

Delaware	54-1345888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12021 Sunset Hills Road, Reston, VA 20190
(Address of principal executive offices)
(703) 841-7800
(Registrant’s telephone number, including area code)
__________________________________________________
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of April 13, 2023, there were 22,793,060 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenues	$1,744,270	$1,583,980	$4,999,445	$4,560,656
Costs of revenues:
Direct costs	1,143,781	1,022,181	3,293,867	2,970,370
Indirect costs and selling expenses	410,235	402,227	1,180,619	1,114,310
Depreciation and amortization	35,220	34,216	106,255	99,484
Total costs of revenues	1,589,236	1,458,624	4,580,741	4,184,164
Income from operations	155,034	125,356	418,704	376,492
Interest expense and other, net	23,570	9,084	59,705	30,491
Income before income taxes	131,464	116,272	358,999	346,001
Income taxes	30,722	20,855	82,031	72,176
Net income	$100,742	$95,417	$276,968	$273,825
Basic earnings per share	$4.37	$4.08	$11.87	$11.67
Diluted earnings per share	$4.33	$4.04	$11.76	$11.56
Weighted-average basic shares outstanding	23,055	23,409	23,329	23,457
Weighted-average diluted shares outstanding	23,277	23,616	23,546	23,687
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net income	$100,742	$95,417	$276,968	$273,825
Other comprehensive income (loss):
Foreign currency translation adjustment	4,025	(5,087)	3,659	(11,274)
Change in fair value of interest rate swap agreements, net of tax	(10,001)	17,361	4,012	24,999
Other comprehensive (loss) income, net of tax	(5,976)	12,274	7,671	13,725
Comprehensive income	$94,766	$107,691	$284,639	$287,550
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$106,789	$114,804
Accounts receivable, net	1,004,733	926,144
Prepaid expenses and other current assets	197,120	168,690
Total current assets	1,308,642	1,209,638
Goodwill	4,066,260	4,058,291
Intangible assets, net	524,445	581,385
Property, plant and equipment, net	197,549	205,622
Operating lease right-of-use assets	285,746	317,359
Supplemental retirement savings plan assets	96,434	96,114
Accounts receivable, long-term	12,653	10,199
Other long-term assets	159,827	150,823
Total assets	$6,651,556	$6,629,431
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$38,281	$30,625
Accounts payable	323,346	303,443
Accrued compensation and benefits	344,039	405,722
Other accrued expenses and current liabilities	358,790	287,571
Total current liabilities	1,064,456	1,027,361
Long-term debt, net of current portion	1,765,210	1,702,148
Supplemental retirement savings plan obligations, net of current portion	103,023	102,127
Deferred income taxes	202,755	356,841
Operating lease liabilities, noncurrent	278,344	315,315
Other long-term liabilities	148,128	72,096
Total liabilities	$3,561,916	$3,575,888
COMMITMENTS AND CONTINGENCIES (NOTE 8)
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,919 shares issued and 22,793 outstanding at March 31, 2023 and 42,820 shares issued and 23,416 outstanding at June 30, 2022	4,292	4,282
Additional paid-in capital	537,773	571,650
Retained earnings	3,832,849	3,555,881
Accumulated other comprehensive loss	(23,405)	(31,076)
Treasury stock, at cost (20,126 and 19,404 shares, respectively)	(1,262,004)	(1,047,329)
Total CACI shareholders’ equity	3,089,505	3,053,408
Noncontrolling interest	135	135
Total shareholders’ equity	3,089,640	3,053,543
Total liabilities and shareholders’ equity	$6,651,556	$6,629,431
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$276,968	$273,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,255	99,484
Amortization of deferred financing costs	1,688	1,712
Loss on extinguishment of debt	—	891
Non-cash lease expense	52,293	51,449
Stock-based compensation expense	30,564	23,085
Deferred income taxes	(84,794)	2,813
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(80,116)	66,953
Prepaid expenses and other assets	(42,137)	(27,227)
Accounts payable and other accrued expenses	62,116	23,056
Accrued compensation and benefits	(62,522)	(84,466)
Income taxes payable and receivable	28,825	201,112
Operating lease liabilities	(58,667)	(54,575)
Long-term liabilities	5,481	14,901
Net cash provided by operating activities	235,954	593,013
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(40,844)	(38,742)
Acquisition of businesses, net of cash acquired	—	(615,769)
Other	1,626	923
Net cash used in investing activities	(39,218)	(653,588)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	2,384,000	2,087,095
Principal payments made under bank credit facilities	(2,314,969)	(1,965,386)
Payment of financing costs under bank credit facilities	—	(6,286)
Proceeds from employee stock purchase plans	7,638	7,398
Repurchases of common stock	(270,449)	(7,301)
Payment of taxes for equity transactions	(14,115)	(14,685)
Net cash (used in) provided by financing activities	(207,895)	100,835
Effect of exchange rate changes on cash and cash equivalents	3,144	(3,217)
Net change in cash and cash equivalents	(8,015)	37,043
Cash and cash equivalents at beginning of period	114,804	88,031
Cash and cash equivalents at end of period	$106,789	$125,074
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$131,114	$(146,985)
Cash paid during the period for interest	$47,941	$27,298
Non-cash financing and investing activities:
Landlord sponsored tenant incentives	$3,883	$2,256
Accrued capital expenditures	$4,803	$952
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares Amount		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at December 31, 2022	42,911	$4,291	$578,470	$3,732,107	$(17,429)	19,404	$(1,047,328)	$3,250,111	$135	$3,250,246
Net income	—	—	—	100,742	—	—	—	100,742	—	100,742
Stock-based compensation expense	—	—	10,368	—	—	—	—	10,368	—	10,368
Tax withholdings on restricted share vestings	8	1	(976)	—	—	—	—	(975)	—	(975)
Other comprehensive income (loss), net of tax	—	—	—	—	(5,976)	—	—	(5,976)	—	(5,976)
Repurchases of common stock	—	—	(50,089)	—	—	731	(217,026)	(267,115)	—	(267,115)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(9)	2,350	2,350	—	2,350
Balance at March 31, 2023	42,919	$4,292	$537,773	$3,832,849	$(23,405)	20,126	$(1,262,004)	$3,089,505	$135	$3,089,640

Balance at December 31, 2021	42,810	$4,281	$555,968	$3,367,495	$(34,840)	19,404	$(1,047,329)	$2,845,575	$135	$2,845,710
Net income	—	—	—	95,417	—	—	—	95,417	—	95,417
Stock-based compensation expense	—	—	8,387	—	—	—	—	8,387	—	8,387
Tax withholdings on restricted share vestings	7	1	(773)	—	—	—	—	(772)	—	(772)
Other comprehensive income, net of tax	—	—	—	—	12,274	—	—	12,274	—	12,274
Repurchases of common stock	—	—	(130)	—	—	9	(2,176)	(2,306)	—	(2,306)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(9)	2,176	2,176	—	2,176
Balance at March 31, 2022	42,817	$4,282	$563,452	$3,462,912	$(22,566)	19,404	$(1,047,329)	$2,960,751	$135	$2,960,886

Balance at June 30, 2022	42,820	$4,282	$571,650	$3,555,881	$(31,076)	19,404	$(1,047,329)	$3,053,408	$135	$3,053,543
Net income	—	—	—	276,968	—	—	—	276,968	—	276,968
Stock-based compensation expense	—	—	30,564	—	—	—	—	30,564	—	30,564
Tax withholdings on restricted share vestings	99	10	(14,091)	—	—	—	—	(14,081)	—	(14,081)
Other comprehensive income, net of tax	—	—	—	—	7,671	—	—	7,671	—	7,671
Repurchases of common stock	—	—	(50,414)	—	—	750	(221,987)	(272,401)	—	(272,401)
Treasury stock issued under stock purchase plans	—	—	64	—	—	(28)	7,312	7,376	—	7,376
Balance at March 31, 2023	42,919	$4,292	$537,773	$3,832,849	$(23,405)	20,126	$(1,262,004)	$3,089,505	$135	$3,089,640

Balance at June 30, 2021	42,676	$4,268	$484,260	$3,189,087	$(36,291)	19,122	$(976,181)	$2,665,143	$135	$2,665,278
Net income	—	—	—	273,825	—	—	—	273,825	—	273,825
Stock-based compensation expense	—	—	23,085	—	—	—	—	23,085	—	23,085
Tax withholdings on restricted share vestings	141	14	(14,585)	—	—	—	—	(14,571)	—	(14,571)
Other comprehensive income, net of tax	—	—	—	—	13,725	—	—	13,725	—	13,725
Repurchases of common stock	—	—	70,631	—	—	310	(77,932)	(7,301)	—	(7,301)
Treasury stock issued under stock purchase plans	—	—	61	—	—	(28)	6,784	6,845	—	6,845
Balance at March 31, 2022	42,817	$4,282	$563,452	$3,462,912	$(22,566)	19,404	$(1,047,329)	$2,960,751	$135	$2,960,886
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 - Basis of Presentation
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of March 31, 2023 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2022. The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.
Note 2 - Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions, that may be elected over time as reference rate reform activities occur, for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The guidance in this ASU was extended in December 2022 when the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, extending the sunset date under Topic 848 to December 31, 2024 to align the temporary accounting relief guidance with the expected LIBOR cessation date of June 30, 2023. During the year ended June 30, 2020, CACI elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives consistent with past presentation. Effective April 3, 2023, CACI completed the transition of its debt and derivative instruments from LIBOR to the Secured Overnight Financing Rate (SOFR) and applied additional expedients under ASC 848 related to contract modifications and changing critical terms of our hedging relationships. Application of these expedients allowed the Company to preserve presentation of derivatives as qualifying cash flow hedges and to account for the debt modification as a continuation of the existing contract. The adoption of this guidance did not have a material impact on the consolidated financial statements.
Note 3 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended March 31, 2023 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2022	$3,934,625	$123,666	$4,058,291
Goodwill acquired (1)	6,072	—	6,072
Foreign currency translation	(485)	2,382	1,897
Balance at March 31, 2023	$3,940,212	$126,048	$4,066,260
__________________________________________________
(1)Includes goodwill initially allocated to new business combinations as well as measurement period adjustments, when applicable. Purchase price allocations for all of the fiscal year 2022 acquisitions were completed as of the second quarter of fiscal year 2023.
There were no impairments of goodwill during the periods presented.

Intangible Assets
Intangible assets consisted of the following (in thousands):

	March 31, 2023			June 30, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer contracts and related customer relationships	$656,285	$(306,224)	$350,061	$656,353	$(275,538)	$380,815
Acquired technologies	277,132	(102,748)	174,384	280,196	(79,626)	200,570
Total intangible assets	$933,417	$(408,972)	$524,445	$936,549	$(355,164)	$581,385
Amortization expense related to intangible assets was $18.6 million and $56.8 million for the three and nine months ended March 31, 2023, respectively, and $19.3 million and $54.9 million for the three and nine months ended March 31, 2022, respectively.
Note 4 – Revenues and Contract Balances
Disaggregation of Revenues
The Company disaggregates revenues by contract type, customer type, prime vs. subcontractor, and whether the solution provided is primarily Expertise or Technology. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by contract type were as follows (in thousands):

	Three Months Ended March 31, 2023			Nine Months Ended March 31, 2023
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$1,008,688	$—	$1,008,688	$2,896,778	$—	$2,896,778
Fixed-price	494,095	35,691	529,786	1,420,858	100,057	1,520,915
Time-and-materials	191,696	14,100	205,796	540,913	40,839	581,752
Total	$1,694,479	$49,791	$1,744,270	$4,858,549	$140,896	$4,999,445

	Three Months Ended March 31, 2022			Nine Months Ended March 31, 2022
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$889,624	$—	$889,624	$2,672,695	$—	$2,672,695
Fixed-price	468,116	35,058	503,174	1,242,601	101,568	1,344,169
Time-and-materials	175,140	16,042	191,182	499,556	44,236	543,792
Total	$1,532,880	$51,100	$1,583,980	$4,414,852	$145,804	$4,560,656
Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended March 31, 2023			Nine Months Ended March 31, 2023
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,298,700	$—	$1,298,700	$3,554,080	$—	$3,554,080
Federal Civilian agencies	355,612	—	355,612	1,179,467	—	1,179,467
Commercial and other	40,167	49,791	89,958	125,002	140,896	265,898
Total	$1,694,479	$49,791	$1,744,270	$4,858,549	$140,896	$4,999,445

	Three Months Ended March 31, 2022			Nine Months Ended March 31, 2022
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,118,665	$—	$1,118,665	$3,155,806	$—	$3,155,806
Federal Civilian agencies	380,837	—	380,837	1,166,398	—	1,166,398
Commercial and other	33,378	51,100	84,478	92,648	145,804	238,452
Total	$1,532,880	$51,100	$1,583,980	$4,414,852	$145,804	$4,560,656

Disaggregated revenues by prime vs. subcontractor were as follows (in thousands):

	Three Months Ended March 31, 2023			Nine Months Ended March 31, 2023
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,511,758	$44,975	$1,556,733	$4,339,579	$128,303	$4,467,882
Subcontractor	182,721	4,816	187,537	518,970	12,593	531,563
Total	$1,694,479	$49,791	$1,744,270	$4,858,549	$140,896	$4,999,445

	Three Months Ended March 31, 2022			Nine Months Ended March 31, 2022
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,373,045	$46,760	$1,419,805	$3,964,227	$132,983	$4,097,210
Subcontractor	159,835	4,340	164,175	450,625	12,821	463,446
Total	$1,532,880	$51,100	$1,583,980	$4,414,852	$145,804	$4,560,656
Disaggregated revenues by expertise or technology were as follows (in thousands):

	Three Months Ended March 31, 2023			Nine Months Ended March 31, 2023
	Domestic	International	Total	Domestic	International	Total
Expertise	$793,993	$18,307	$812,300	$2,237,146	$50,977	$2,288,123
Technology	900,486	31,484	931,970	2,621,403	89,919	2,711,322
Total	$1,694,479	$49,791	$1,744,270	$4,858,549	$140,896	$4,999,445

	Three Months Ended March 31, 2022			Nine Months Ended March 31, 2022
	Domestic	International	Total	Domestic	International	Total
Expertise	$697,347	$18,852	$716,199	$2,049,180	$56,374	$2,105,554
Technology	835,533	32,248	867,781	2,365,672	89,430	2,455,102
Total	$1,532,880	$51,100	$1,583,980	$4,414,852	$145,804	$4,560,656
Changes in Estimates
Aggregate net changes in estimates for the three and nine months ended March 31, 2023 reflected an increase to income before income taxes of $5.3 million ($0.17 per diluted share) and $16.8 million ($0.53 per diluted share), respectively, compared with $13.0 million ($0.40 per diluted share) and $21.2 million ($0.66 per diluted share), for the three and nine months ended March 31, 2022. The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.
Revenues recognized from previously satisfied performance obligations were not material for the three and nine months ended March 31, 2023 and 2022, respectively. The change in revenues generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customer’s final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.
Remaining Performance Obligations
As of March 31, 2023, the Company had $8.4 billion of remaining performance obligations and expects to recognize approximately 49% and 71% over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.

Contract Balances
Contract balances consisted of the following (in thousands):

Description of Contract Related Balance	Financial Statement Classification	March 31, 2023	June 30, 2022
Billed and billable receivables	Accounts receivable, net	$865,828	$800,597
Contract assets – current unbilled receivables	Accounts receivable, net	138,905	125,547
Contract assets – current costs to obtain	Prepaid expenses and other current assets	5,174	5,167
Contract assets – noncurrent unbilled receivables	Accounts receivable, long-term	12,653	10,199
Contract assets – noncurrent costs to obtain	Other long-term assets	8,853	10,703
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(108,325)	(84,810)
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other long-term liabilities	(5,814)	(7,552)
During the three and nine months ended March 31, 2023, we recognized $10.8 million and $81.8 million of revenues, respectively, compared with $4.1 million and $72.4 million of revenues for the three and nine months ended March 31, 2022, that was included in a previously recorded contract liability as of the beginning of the period.
Note 5 – Inventories
Inventories consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Materials, purchased parts and supplies	$74,470	$57,407
Work in process	20,396	13,207
Finished goods	29,515	28,748
Total	$124,381	$99,362
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
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of March 31, 2023. Proceeds from the sold receivables are reflected in operating cash flows on the statement of cash flows.

MARPA activity consisted of the following (in thousands):

	As of and for the Nine Months Ended March 31,
	2023	2022
Beginning balance:	$157,785	$182,027
Sales of receivables	2,150,891	2,041,215
Cash collections	(2,135,986)	(2,065,575)
Outstanding balance sold to Purchaser: (1)	172,690	157,667
Cash collected, not remitted to Purchaser (2)	(47,680)	(17,491)
Remaining sold receivables	$125,010	$140,176
__________________________________________________
(1)For the nine months ended March 31, 2023 and 2022, the Company recorded a net cash inflow of $14.9 million and a net cash outflow of $24.4 million in its cash flows from operating activities, respectively, from sold receivables. MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.
(2)Includes the cash collected on behalf of but not yet remitted to Purchaser as of March 31, 2023 and 2022. This balance is included in other accrued expenses and current liabilities as of the balance sheet date.
Note 7 – Debt
Long-term debt consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Bank credit facility – term loans	$1,186,719	$1,209,688
Bank credit facility – revolver loans	625,000	533,000
Principal amount of long-term debt	1,811,719	1,742,688
Less unamortized discounts and debt issuance costs	(8,228)	(9,915)
Total long-term debt	1,803,491	1,732,773
Less current portion	(38,281)	(30,625)
Long-term debt, net of current portion	$1,765,210	$1,702,148
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
The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,975.0 million. As of March 31, 2023, the Company had $625.0 million outstanding under the Revolving Facility and no borrowings on the swing line. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.
The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of March 31, 2023, the Company had $1,186.7 million outstanding under the Term Loan.
The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Eurodollar rate plus, in each case, an applicable rate based upon the Company’s consolidated total net leverage ratio. As of March 31, 2023, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 4.77%.
The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility. As of March 31, 2023, the Company was in compliance with all of the financial covenants. A majority of the Company’s assets serve as collateral under the Credit Facility.
All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.

Cash Flow Hedges
The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations. The Company has entered into several floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1,200.0 million which hedge a portion of the Company’s floating rate indebtedness. The swaps mature at various dates through 2028. The Company has designated the swaps as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Realized gains and losses in connection with each required interest payment are reclassified from accumulated other comprehensive income or loss to interest expense. The Company does not hold or issue derivative financial instruments for trading purposes.
The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and nine months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
(Loss) gain recognized in other comprehensive income	$(5,906)	$14,761	$10,584	$15,947
Amounts reclassified to earnings from accumulated other comprehensive loss	(4,095)	2,600	(6,572)	9,052
Net current period other comprehensive (loss) income	$(10,001)	$17,361	$4,012	$24,999
Reference Rate Reform
As a result of reference rate reform and the expected discontinuation of LIBOR, effective April 3, 2023, CACI completed the transition of its Credit Facility and its interest rate swaps designated as cash flow hedges from LIBOR-indexed interest payments to SOFR-indexed interest payments.
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
Note 9 – Earnings Per Share
Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net income	$100,742	$95,417	$276,968	$273,825
Weighted-average number of basic shares outstanding during the period	23,055	23,409	23,329	23,457
Dilutive effect of RSUs after application of treasury stock method	222	207	217	230
Weighted-average number of diluted shares outstanding during the period	23,277	23,616	23,546	23,687
Basic earnings per share	$4.37	$4.08	$11.87	$11.67
Diluted earnings per share	$4.33	$4.04	$11.76	$11.56

Share Repurchases
On January 26, 2023, the Company’s Board of Directors authorized a share repurchase program of up to $750.0 million of the Company’s common stock (the "2023 Repurchase Program").
On January 30, 2023, CACI entered into an Accelerated Share Repurchase (ASR) Agreement with Citibank, N.A (Citibank). Under the ASR Agreement, we paid $250.0 million to Citibank and received an initial delivery of approximately 0.7 million shares of our common stock, which shares were recorded as a $200.0 million increase to treasury stock. The final number of shares to be repurchased will be based on the volume-weighted average stock price of our common stock during the term of the agreement, less a discount. This is evaluated as an unsettled forward contract indexed to our own stock, with $50.0 million classified within stockholders’ equity as additional paid-in-capital. The ASR Agreement is scheduled to settle prior to the end of the first quarter of fiscal year 2024. At final settlement, Citibank may be required to deliver additional shares of our common stock to us or, under certain circumstances, we may elect to make a cash payment or deliver shares of our common.
In addition to the ASR, during the three months ended March 31, 2023, CACI repurchased forty-five thousand shares of its outstanding common stock for $12.7 million on the open market at an average share price of $282.98 including commissions paid. The total remaining authorization for future common share repurchases under the 2023 Repurchase Program was $487.3 million as of March 31, 2023.
Note 10 – Income Taxes
The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company is currently under examination by the Internal Revenue Service for fiscal years 2017 through 2021 and a state jurisdiction for fiscal years 2019 and 2020. The Company does not expect resolution of these examinations to have a material impact on its results of operations, financial condition, or cash flows.
During fiscal year 2023, a provision of the Tax Cuts and Jobs Act of 2017 (TCJA) went into effect which eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. Although it is possible that Congress amends this provision of the TCJA, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. For the three and nine months ended March 31, 2023, the Company recognized a liability for unrecognized tax benefits and a corresponding deferred tax asset of $30.9 million and $70.7 million, respectively, related to the capitalization and amortization of research costs related to provisions of the TCJA becoming effective.
The Company’s effective income tax rate was 23.4% and 22.8% for the three and nine months ended March 31, 2023, respectively, and 17.9% and 20.9% for the three and nine months ended March 31, 2022, respectively. The effective tax rates for the three and nine months ended March 31, 2023 and 2022 both benefited from the favorable impact of research and development credits and the amount of excess tax benefits related to stock-based compensation, and are partially offset by the unfavorable impacts of certain executive compensation.
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
The Company evaluates the performance of its operating segments based on net income. Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenues:
Domestic	$1,694,479	$1,532,880	$4,858,549	$4,414,852
International	49,791	51,100	140,896	145,804
Total revenues	$1,744,270	$1,583,980	$4,999,445	$4,560,656

Net income:
Domestic	$93,383	$87,543	$254,298	$252,647
International	7,359	7,874	22,670	21,178
Total net income	$100,742	$95,417	$276,968	$273,825

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
The financial instruments measured at fair value on a recurring basis consist of the following (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	March 31, 2023	June 30, 2022
			Fair Value
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$703	$337
Interest rate swap agreements	Other long-term assets	Level 2	$27,390	$19,184
Interest rate swap agreements	Other long-term liabilities	Level 2	$(3,158)	$—
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
Information Relating to Forward-Looking Statements
There are statements made herein that do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risk factors that could cause actual results to be materially different from anticipated results. These risk factors include, but are not limited to, the following:
•our reliance on U.S. government contracts, which includes general risk around the government contract procurement process (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks;
•significant delays or reductions in appropriations for our programs and broader changes in U.S. government funding and spending patterns;
•legislation that amends or changes discretionary spending levels or budget priorities, such as for homeland security or to address global pandemics like COVID-19;
•legal, regulatory, and political change from successive presidential administrations that could result in economic uncertainty;
•changes in U.S. federal agencies, current agreements with other nations, foreign events, or any other events which may affect the global economy, including the impact of global pandemics like COVID-19;
•the results of government audits and reviews conducted by the Defense Contract Audit Agency, the Defense Contract Management Agency, or other governmental entities with cognizant oversight;
•competitive factors such as pricing pressures and/or competition to hire and retain employees (particularly those with security clearances);
•failure to achieve contract awards in connection with re-competes for present business and/or competition for new business;
•regional and national economic conditions in the United States and globally, including but not limited to: terrorist activities or war, changes in interest rates, currency fluctuations, significant fluctuations in the equity markets, and market speculation regarding our continued independence;
•our ability to meet contractual performance obligations, including technologically complex obligations dependent on factors not wholly within our control;
•limited access to certain facilities required for us to perform our work, including during a global pandemic like COVID-19;
•changes in tax law, the interpretation of associated rules and regulations, or any other events impacting our effective tax rate;
•changes in technology;
•the potential impact of the announcement or consummation of a proposed transaction and our ability to successfully integrate the operations of our recent and any future acquisitions;
•our ability to achieve the objectives of near term or long-term business plans; and
•the effects of health epidemics, pandemics and similar outbreaks may have material adverse effects on our business, financial position, results of operations and/or cash flows.
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
•Enterprise – CACI provides capabilities that enable the internal operations of a government agency.
•Mission – CACI provides capabilities that enable the execution of a government agency’s primary function, or “mission”.
•Expertise – CACI provides Expertise to both Enterprise and Mission customers. For Enterprise customers, we deliver talent with the specific technical and functional knowledge to support internal agency operations. Examples include functional software development expertise, data and business analysis, and IT operations support. For Mission customers, we deliver talent with technical and domain knowledge to support the execution of an agency’s mission. Examples include engineering expertise such as naval architecture, marine engineering, and life cycle support; and mission support expertise such as intelligence and special operations support, and network and exploitation analysis.
•Technology – CACI delivers Technology to both Enterprise and Mission customers. For both Enterprise and Mission, CACI provides: Software development at scale using open modern architectures, DevSecOps, and agile methodologies; and advanced data platforms, data operations and analyst-centric analytics including application of Artificial Intelligence and multi-source analysis. Additional examples of Enterprise technology include: Network and IT modernization; Commercial Solutions for Classified (CSfC); The customization, implementation, and maintenance of commercial-off-the-shelf (COTS) and enterprise resource planning (ERP) systems including financial, human capital, and supply chain management systems; and cyber security active defense and zero trust architectures. Additional examples of Mission technology include: Developing and deploying multi-domain offerings for signals intelligence, resilient communications, free space optical communications, electronic warfare including Counter-UAS, cyber operations, and Radio Frequency (RF) spectrum awareness, agility and usage. CACI invests ahead of customer need with research and development to generate unique intellectual property and differentiated technology addressing critical national security and government modernization needs.
Budgetary Environment
We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. On December 29, 2022, the President signed into law the omnibus appropriations bill that provided full-year funding for the government fiscal year (GFY) ending September 30, 2023 (GFY23). Of the total approximately $1.7 trillion in discretionary funding, approximately $858 billion was for national defense and approximately $773 billion was for nondefense, as well as an additional $47 billion of supplemental funding for Ukraine. The defense and nondefense funding levels represent increases of approximately 10% and 6%, respectively, over GFY22 enacted levels, which themselves were increases of approximately 6% and 7%, respectively, over GFY21. On March 9, 2023, the President released his budget request for GFY24, which calls for an increase in defense spending of approximately 3% and an increase in nondefense spending of approximately 8% over GFY23 levels. While future levels of defense and nondefense spending are difficult to project, we believe that there continues to be bipartisan support for defense and national security-related spending, particularly given the heightened current global threat environment, including the conflict in Ukraine.
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
We continue to align the Company’s capabilities with well-funded budget priorities and took steps to maintain a competitive cost structure in line with our expectations of future business opportunities. In light of these actions, as well as the budgetary environment discussed above, we believe we are well positioned to continue to win new business in our large addressable market. We believe that the following trends will influence the USG’s spending in our addressable market:
•A stable-to-higher USG budget environment, particularly in defense and intelligence-related areas;
•Increased focus on cyber, space, and the electromagnetic spectrum as key domains for National Security;

•Increased spend on network and application modernization and enhancements to cyber security posture;
•Increased investments in advanced technologies (e.g., Artificial Intelligence, 5G), particularly software-based technologies;
•Increasing focus on near-peer competitors and other nation state threats;
•Continued focus on counterterrorism, counterintelligence, and counter proliferation as key U.S. security concerns; and
•Increased demand for innovation and speed of delivery.
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
Results of Operations for the Three and Nine Months Ended March 31, 2023 and 2022
The following table provides our results of operations (in thousands):

	Dollar Amount				Dollar Amount
	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2023	2022	Dollar	Percent	2023	2022	Dollar	Percent
Revenues	$1,744,270	$1,583,980	$160,290	10.1%	$4,999,445	$4,560,656	$438,789	9.6%
Costs of revenues:
Direct costs	1,143,781	1,022,181	121,600	11.9%	3,293,867	2,970,370	323,497	10.9%
Indirect costs and selling expenses	410,235	402,227	8,008	2.0%	1,180,619	1,114,310	66,309	6.0%
Depreciation and amortization	35,220	34,216	1,004	2.9%	106,255	99,484	6,771	6.8%
Total costs of revenues	1,589,236	1,458,624	130,612	9.0%	4,580,741	4,184,164	396,577	9.5%
Income from operations	155,034	125,356	29,678	23.7%	418,704	376,492	42,212	11.2%
Interest expense and other, net	23,570	9,084	14,486	159.5%	59,705	30,491	29,214	95.8%
Income before income taxes	131,464	116,272	15,192	13.1%	358,999	346,001	12,998	3.8%
Income taxes	30,722	20,855	9,867	47.3%	82,031	72,176	9,855	13.7%
Net income	$100,742	$95,417	$5,325	5.6%	$276,968	$273,825	$3,143	1.1%
Revenues. The increase in revenues for the three and nine months ended March 31, 2023, as compared to the three and nine months ended March 31, 2023, was primarily attributable to new contract awards and growth on existing programs. The increase in revenues for the nine months ended March 31, 2023 was also attributable to revenues from the acquisitions completed in fiscal year 2022.
The following table summarizes revenues by customer type with related percentages of revenues for the three and nine months ended March 31, 2023 and 2022, respectively (in thousands):

	Dollar Amount				Dollar Amount
	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2023	2022	Dollar	Percent	2023	2022	Dollar	Percent
Department of Defense	$1,298,700	$1,118,665	$180,035	16.1%	$3,554,080	$3,155,806	$398,274	12.6%
Federal Civilian Agencies	355,612	380,837	(25,225)	(6.6)%	1,179,467	1,166,398	13,069	1.1%
Commercial and other	89,958	84,478	5,480	6.5%	265,898	238,452	27,446	11.5%
Total	$1,744,270	$1,583,980	$160,290	10.1%	$4,999,445	$4,560,656	$438,789	9.6%
•DoD revenues include Expertise and Technology provided to various Department of Defense customers.
•Federal civilian agencies’ revenues primarily include Expertise and Technology provided to non-DoD agencies and departments of the U.S. federal government, including intelligence agencies and Departments of Homeland Security, Justice, Agriculture, Health and Human Services, and State.
•Commercial and other revenues primarily include Expertise and Technology provided to U.S. state and local governments, commercial customers, and certain foreign governments and agencies through our International reportable segment.

Direct Costs. The increase in direct costs for the three and nine months ended March 31, 2023, as compared to the prior year periods, was primarily attributable to the increased revenues and a higher volume of materials and other direct costs. As a percentage of revenue, direct costs were 65.6% and 65.9% for the three and nine months ended March 31, 2023, respectively and 64.5% and 65.1% for the three and nine months ended March 31, 2022, respectively. Direct costs include direct labor, subcontractor costs, materials, and other direct costs.
Indirect Costs and Selling Expenses. The increase in indirect costs and selling expenses for the three and nine months ended March 31, 2023, as compared to the prior year periods, was primarily attributable to the incremental costs of running the businesses acquired in fiscal year 2022 and an increase in fringe benefit expenses. As a percentage of revenue, indirect costs and selling expenses were 23.5% and 23.6% for the three and nine months ended March 31, 2023, respectively and 25.4% and 24.4% for the three and nine months ended March 31, 2022, respectively.
Depreciation and Amortization. The increase in depreciation and amortization for the three and nine months ended March 31, 2023, as compared to the prior year periods, was primarily attributable to depreciation from the Company’s higher average property and equipment and intangible amortization from the acquisitions in fiscal year 2022.
Interest Expense and Other, Net. The increase in interest expense and other, net for the three and nine months ended March 31, 2023, as compared to the prior year periods, was primarily attributable to higher interest rates on outstanding debt.
Income Tax Expense. The Company’s effective income tax rate was 23.4% and 22.8% for the three and nine months ended March 31, 2023, respectively, and 17.9% and 20.9% for the three and nine months ended March 31, 2022, respectively. The effective tax rates for the three and nine months ended March 31, 2023, and 2022 both benefited from the favorable impact of research and development credits and the amount of excess tax benefits related to stock-based compensation, and are partially offset by the unfavorable impacts of certain executive compensation.
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
The Company’s backlog as of period end is either funded or unfunded:
•Funded backlog represents contract value for which funding has been appropriated less revenues previously recognized on these contracts.
•Unfunded backlog represents estimated values that have the potential to be recognized into revenue from executed contracts for which funding has not been appropriated and unexercised priced contract options.
As of March 31, 2023, the Company had total backlog of $25.3 billion, compared with $23.5 billion a year ago, an increase of 7.7%. Funded backlog as of March 31, 2023 was $3.4 billion. The total backlog consists of remaining performance obligations (see Note 4) plus unexercised options.
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
The Company has a $3,200.0 million Credit Facility, which consists of a $1,975.0 million Revolving Facility and a $1,225.0 million Term Loan. The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. As of March 31, 2023, we had $625.0 million outstanding under the Revolving Facility and no borrowings on the swing line.
The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of March 31, 2023, $1,186.7 million was outstanding under the Term Loan.
The interest rates applicable to loans under the Credit Facility are floating interest rates that, at our option, equal a base rate or a Eurodollar rate plus, in each case, an applicable margin based upon our consolidated total net leverage ratio. Effective April 3, 2023, as a result of reference rate reform and the expected discontinuation of LIBOR, CACI completed the transition of its Credit Facility and its interest rate swaps designated as cash flow hedges from LIBOR-indexed interest payments to SOFR-indexed interest payments. We do not expect that the LIBOR to SOFR transition will have a material impact to our liquidity, capital resources, operations or financial condition.
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
During fiscal year 2023, a provision of the TCJA went into effect which eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. Although it is possible that Congress amends this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. Based on the law as currently enacted, the provision is expected to decrease fiscal year 2023 cash flows from operations by $95.0 million and increase net deferred tax assets by a similar amount. The Company’s estimated federal and state income tax payments related to this provision were $5.1 million and $51.1 million for the three and nine months ended March 31, 2023, respectively. The actual impact will depend on the amount of research and development costs the Company will incur during fiscal year 2023 and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
A summary of the change in cash and cash equivalents is presented below (in thousands):

	Nine Months Ended March 31, 2023
	2023	2022
Net cash provided by operating activities	$235,954	$593,013
Net cash used in investing activities	(39,218)	(653,588)
Net cash (used in) provided by financing activities	(207,895)	100,835
Effect of exchange rate changes on cash and cash equivalents	3,144	(3,217)
Net change in cash and cash equivalents	$(8,015)	$37,043
Net cash provided by operating activities decreased $357.1 million for the nine months ended March 31, 2023, when compared to the nine months ended March 31, 2022, as a result of a $278.1 million increase in cash paid for income taxes, $153.8 million in net unfavorable changes in operating assets and liabilities driven by increased revenue volume and the timing of vendor payments, partially offset by a $39.3 million increase in cash received from the Company's MARPA.
Net cash used in investing activities decreased $614.4 million for the nine months ended March 31, 2023, when compared to the nine months ended March 31, 2022, primarily as a result of a $615.8 million decrease in cash used in acquisitions of businesses partially offset by a $2.1 million increase in capital expenditures.
Net cash used in financing activities increased $308.7 million for the nine months ended March 31, 2023, when compared to the nine months ended March 31, 2022, primarily as a result of a $263.1 million increase in repurchases of our common stock and a $52.7 million increase in net payments under our Credit Facility.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1,200.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the nine months ended March 31, 2023 would have fluctuated by approximately $8.3 million.

Approximately 2.8% and 3.2% of our total revenues during the nine months ended March 31, 2023 and 2022, respectively, were derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2023, we held a combination of euros and pounds sterling in the U.K. and the Netherlands equivalent to approximately $70.4 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at March 31, 2023.
The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2023	685,989	$295.11	685,989	2,035,384
February 2023	—	—	—	2,035,384
March 2023	44,963	282.98	44,963	1,992,440
Total	730,952	$294.36	730,952
__________________________________________________
(1)Average Price Paid Per Share includes commissions paid.
(2)Number of shares determined based on the closing share price of $296.28 as of March 31, 2023.
Refer to Note 9 – Earnings Per Share for further information on CACI’s share repurchase program.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None
Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	LIBOR Transition Amendment, dated as of April 12, 2023, among CACI International Inc and Bank of America, N.A., as administrative agent	X

31.1	Section 302 Certification John S. Mengucci	X

31.2	Section 302 Certification Jeffrey D. MacLauchlan	X

32.1	Section 906 Certification John S. Mengucci	X

32.2	Section 906 Certification Jeffrey D. MacLauchlan	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: April 27, 2023	By:	/s/ John S. Mengucci
John S. Mengucci President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 27, 2023	By:	/s/ Jeffrey D. MacLauchlan
Jeffrey D. MacLauchlan Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: April 27, 2023	By:	/s/ Travis B. Johnson
Travis B. Johnson Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)