Form 10-K
period 2023-06-30
CACI INTERNATIONAL INC /DE/
filed 2023-08-10
CIK 16058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-31400
___________________________________
CACI International Inc
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	54-1345888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12021 Sunset Hills Road, Reston, VA 20190
(Address of principal executive offices)
(703) 841-7800
(Registrant’s telephone number, including area code)
___________________________________
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐.
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
The aggregate market value of common shares held by non-affiliates of the Registrant on December 31, 2022 was $6,975,964,969, based upon the closing price of the Registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.
As of July 27, 2023, there were 22,798,863 shares outstanding of CACI International’s common stock, par value $0.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Proxy Statement to be filed with the Securities Exchange Commission (SEC) pursuant to Regulation 14A for the 2023 Annual Meeting of Stockholders.
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

CACI International Inc
FORM 10-K
TABLE OF CONTENTS

PART I
Item 1. Business
Overview
CACI International Inc (“CACI”), a Delaware corporation, is a holding company whose operations are conducted through subsidiaries primarily located in the United States and Europe. CACI was founded in 1962 as a simulation technology company and has grown into a leading provider of Expertise and Technology to Enterprise and Mission customers, supporting national security missions and government modernization/transformation in the intelligence, defense, and federal civilian sectors, both domestically and internationally. Unless the context indicates otherwise, the terms “we”, “our”, “the Company” and “CACI” refer to CACI International Inc and its subsidiaries and ventures that are majority-owned or otherwise controlled by it. The term “the Registrant” refers to CACI International Inc only.
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
•Technology – CACI delivers Technology to both Enterprise and Mission customers. For both Enterprise and Mission, CACI provides: Software development at scale using open modern architectures, DevSecOps, and agile methodologies; and advanced data platforms, data operations and analyst-centric analytics including application of Artificial Intelligence and multi-source analysis. Additional examples of Enterprise technology include: Network and IT modernization; the customization, implementation, and maintenance of commercial-off-the-shelf (COTS) and enterprise resource planning (ERP) systems including financial, human capital, and supply chain management systems; and cyber security active defense and zero trust architectures. Additional examples of Mission technology include: Developing and deploying multi-domain offerings for signals intelligence (SIGINT) and electronic warfare (EW) including Counter-UAS, cyber operations, and Radio Frequency (RF) spectrum awareness, agility and usage; photonics technology including free space optical communications; and resilient communications. CACI invests ahead of customer need with research and development to generate unique intellectual property and differentiated technology addressing critical national security and government modernization needs.
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
For additional discussion and analysis on recent business developments, see “Management’s Discussion and Analysis of Financial Condition & Results of Operations” in Part II of this Annual Report on Form 10-K.
Our Markets
Domestic Operations
We provide our Expertise and Technology to our domestic customers in the following market areas:
•Digital Solutions – CACI transforms how government does business. Using our Agile-at-scale method and business process automation tools, we modernize enterprise and agency-unique applications, enterprise infrastructure, and business processes to enhance productivity and increase user satisfaction. We use data analytics and visualization to provide insights and outcomes that optimize our customer’s operations.
•C4ISR, Cyber & Space – CACI teams ensure information superiority by delivering multi-domain command, control, communications, and computer (C4) technology and networks. Our software-defined, full-spectrum cyber, electronic warfare, and counter-unmanned aircraft system (C-UAS) solutions provide electromagnetic spectrum advantage and deliver precision effects against national security threats. We are at the forefront of developing technologies that meet the challenges of 5G wireless communications both on and off the battlefield, mmWave, and the use of lasers for free space optical communications and long-range sensing.

•Engineering Services – CACI provides platform integration and modernization and sustainment, system engineering, naval architecture, training and simulation services, and logistics engineering to help our customer achieve a decisive tactical edge. We enhance platforms to improve situational awareness, mobility, interoperability, lethality, and survivability. We conduct software vulnerability analysis and harden technology to protect against malicious actors. Our platform-agnostic, mission-first approach ensures optimal performance, so our nation’s forces can overmatch our adversaries.
•Enterprise IT – CACI amplifies efficiency with unmatched expertise and next-generation technology. We pioneered secure, enterprise cloud solutions for classified and unclassified networks. We design, implement, protect, and manage secure enterprise IT solutions for approximately 50 federal agencies to optimize efficiency, enhance performance, and ensure end-user satisfaction.
•Mission Support – CACI’s intelligence support ensures continuous advances in collection, analysis, and dissemination to optimize decision-making. We provide analytic services in approximately 50 languages, as well as scenario-based instruction across the spectrum of intelligence processing, collection, and products. Our investigation and litigation experts support the U.S. government on thousands of cases, saving taxpayers billions of dollars. And CACI facilitates the secure flow of supplies across the globe.
Domestic Operations represented 97.2%, 96.9%, and 97.1% of our total revenues for the fiscal year ended June 30, 2023 (“fiscal 2023”), June 30, 2022 (“fiscal 2022”) and June 30, 2021 (“fiscal 2021”), respectively.
International Operations
Our international operations are conducted primarily through our operating subsidiaries in Europe, CACI Limited and CACI BV, and account for substantially all revenues generated from international customers. Headquartered in London, our international operations provide a diverse mix of IT services and proprietary data and software products, serving commercial and government customers throughout the United Kingdom (U.K.), continental Europe and around the world.
International Operations represented 2.8%, 3.1%, and 2.9% of our total revenues for fiscal 2023, 2022, and 2021, respectively.
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
For fiscal 2023, the top ten revenue-producing contracts, many of which consist of many task orders, accounted for 38.3% of our revenues, or $2.6 billion.
Recent Acquisitions
During the past three fiscal years, we completed a total of six acquisitions, including:
•During fiscal 2023, CACI Limited completed one acquisition of a business in the U.K. that provides software engineering, data analysis and cyber services to the national security sector.
•During fiscal 2022, CACI completed four acquisitions that provide mission and enterprise technology to sensitive government customers. Their capabilities include open source intelligence solutions, specialized cyber, satellite communications, multi-domain photonics technologies for free-space optical (FSO) communications, and commercial solutions for classified (CSfC) security technologies.
•During fiscal 2021, CACI completed the acquisition of Ascent Vision Technologies (AVT). AVT specializes in Electro-Optical Infrared payloads, On-Board Computer Vision Processing and C-UAS solutions.
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
Human Capital
Our People
Our employees are our most valuable resource. We are in continuing competition for highly skilled professionals in virtually all of our market areas. The success and growth of our business is significantly correlated with our ability to recruit, train, promote and retain high quality people at all levels of the organization. As of June 30, 2023, we employed approximately 23,000 talented full and part-time employees that help make CACI a respected and recognized industry leader.
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

Diversity, Equity, and Inclusion
We embrace diversity, equity, and inclusion as core values and seek to ensure that all our employees experience a highly inclusive working environment. Diversity, equity, and inclusion are woven into the fabric of CACI’s culture where people bring their genuine selves to work, feel inspired about CACI’s mission, and are passionate about making a difference for our people, customers, and the community. Equity is defined as opportunities for development, growth, and advancement for all of our employees.
Offering opportunities for employees to engage in allyship (advocating for individuals from marginalized groups with the goal of advancing inclusion), highlight successes, champion initiatives, discuss concerns, and much more is core to CACI’s commitment to a diverse, equitable, and inclusive work environment. We created Employee Resource Groups (ERGs) to provide a safe space for group member engagement, while offering mentorship, networking, professional development, and leadership opportunities.
We also focus on creating an environment where our people feel passionate and inspired about their careers and embrace and celebrate differences. We achieve this by raising cultural awareness across the organization through our Path to Inclusion movement. In our efforts to build inclusive teams, our Path to Inclusion campaign cultivates cultural intelligence (CQ) across CACI. CQ is an essential skill that consists of being aware of our own cultural identity, understanding the cultural identities of others, and bridging the gap to embrace and appreciate the differences. This enables us to work collaboratively across teams and the organization in ways that ensure everyone is valued.
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
CACI has conducted employee engagement surveys and we rank above external benchmark companies in the areas of sustainable engagement, inclusion, teamwork, supervision and empowerment. Specifically, our employees report that they have a personal sense of accomplishment in their work, they feel safe to speak up, and they have pride in CACI. These indicators of an exceptionally strong culture and work environment puts CACI in an extremely competitive position to attract and retain talent and reach our organizational growth objectives. We continue to invest in the areas that produce such high engagement – leadership education, career resources for employees, comprehensive onboarding for new employees, and formal and informal communications that create a two-way dialogue among employees and leaders.
We have a multilevel approach to developing our leaders, with cohort-style programs for first-line, mid-level and executive leaders. These programs focus on leadership capabilities unique to each level of leadership, and serve to increase self-awareness, strengthen skills and expand networking for our leaders. Furthermore, we have a robust talent planning approach to identify potential future leaders, conduct rigorous assessments and create actionable development plans to advance their readiness to take on our most senior roles as they evolve in our future.
Employee Wellbeing
We value the social, physical, financial, and emotional well-being of our employees. We believe in curating environments and providing resources that support the CACI community’s well-being. We cultivate a culture that prioritizes wellness and encourages a healthy, balanced, and thriving lifestyle. It is our desire to provide our employees innovative and accessible resources that support them on their well-being journey to become their best selves. Our mission is to educate, support, and empower employees through the delivery of a comprehensive well-being program. Our well-being program includes Flexible Time Off (FTO), which allows employees to better balance their work and personal commitments by providing them the opportunity to take time off as needed without a set number of maximum days per year. In addition, CACI supports the financial wellness of our employees by providing unlimited access to fiduciary advice at no cost to the employee, as well as a full suite of tools and educational opportunities to enable our employees to meet their financial goals.
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
The federal government is our primary customer, with revenues from federal government contracts, either as a prime contractor or a subcontractor, accounting for 94.8% and 94.8% of our total revenues in fiscal 2023 and 2022, respectively. Specifically, we generated 71.9% and 69.8% of our total revenues in fiscal 2023 and 2022, respectively, from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenues for the foreseeable future. If we were suspended or debarred from contracting with the federal government or any significant agency in the intelligence community or the DoD, if our reputation or relationship with government agencies was impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.
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
Because we derive substantially all of our revenues from contracts with the federal government, we believe that the success and development of our business will continue to depend on our successful participation in federal government contract programs. Changes in federal government budgetary priorities, such as for homeland security or to address global pandemics like COVID-19, or actions taken to address government budget deficits, the national debt, and/or prevailing economic conditions, could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. For further discussion, refer to “Management’s Discussion and Analysis of Financial Condition & Results of Operations” in Part II of this Annual Report on Form 10-K.

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
Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies, some of which are not typically found in commercial contracts, including allowing the government to:
•cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•claim rights in systems and software developed by us;
•suspend or debar us from doing business with the federal government or with a governmental agency;
•impose fines and penalties and subject us to criminal prosecution; and
•control or prohibit the export of our data and technology.
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

This competitive bidding process presents a number of risks, including the following:
•we bid on programs before the completion of their design, which may result in unforeseen technological difficulties and cost overruns;
•we expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win;
•we may be unable to estimate accurately the resources and cost structure that will be required to service any contract we win; and
•we may encounter expense and delay if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract.
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
We may experience an increase in the costs in our supply and labor markets due to global inflationary pressures and other various geopolitical factors. We generate a portion of our revenues through various fixed-price and multi-year government contracts which anticipate moderate increases in costs over the term of the contract. With the current pace of inflation our standard approach to moderate annual price escalations in our bids for multi-year work may be insufficient to counter inflationary cost pressures. This could result in reduced profits, or even losses, as inflation increases, particularly for fixed-priced contracts and our longer-term multi-year contracts. In the competitive environment in which we operate as a government contractor, the lack of pricing leverage and ability to renegotiate long-term, multi-year contracts, could reduce our profits, disrupt our business, or otherwise materially adversely affect our results of operations.

We may lose money or generate less than anticipated profits if we do not accurately estimate the cost of an engagement which is conducted on a fixed-price basis.
We generated 30.2% and 29.4% of our total revenues in fiscal 2023 and 2022, respectively, from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-materials basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.
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
At June 30, 2023, our backlog included cost reimbursable, time-and-materials and fixed-price contracts. Cost reimbursable and time-and-materials contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may therefore vary materially and adversely depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.
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
One of our key growth strategies has been to selectively pursue acquisitions. Through acquisitions, we have expanded our base of federal government customers, increased the range of solutions we offer to our customers and deepened our penetration of existing markets and customers. We may encounter difficulty identifying and executing suitable acquisitions. To the extent that management is involved in identifying acquisition opportunities or integrating new acquisitions into our business, our management may be diverted from operating our core business. Without acquisitions, we may not grow as rapidly as we historically have grown, which could cause our actual results to differ materially and adversely from those anticipated. We may encounter other risks in executing our acquisition strategy, including:
•increased competition for acquisitions may increase the costs of our acquisitions;
•our failure to discover material liabilities during the due diligence process, including the failure of prior owners of any acquired businesses or their employees to comply with applicable laws or regulations, such as the Federal Acquisition Regulation and health, safety and environmental laws, or their failure to fulfill their contractual obligations to the federal government or other customers; and
•acquisition financing may not be available on reasonable terms or at all.
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
As of June 30, 2023, goodwill accounts for $4.1 billion of our recorded total assets. We evaluate the recoverability of recorded goodwill amounts annually or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income.

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
The Credit Facility imposes certain operating and financial restrictions on us and requires us to meet certain financial covenants. These restrictions may significantly limit or prohibit us from engaging in certain transactions, and include the following:
•incurring or guaranteeing certain amounts of additional debt;
•paying dividends or other distributions to our stockholders or redeeming, repurchasing or retiring our capital stock in excess of specific limits;
•making certain investments, loans and advances;
•exceeding specific levels of liens on our assets;
•issuing or selling equity in our subsidiaries;
•transforming or selling certain assets currently held by us, including certain sale and lease-back transactions;
•amending or modifying certain agreements, including those related to indebtedness; and
•engaging in certain mergers, consolidations or acquisitions.
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
The Credit Facility consists of a $1,975.0 million revolving credit facility (the Revolving Facility) and a $1,225.0 million term loan facility (the Term Loan). The Revolving Facility has sub-facilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $500.0 million and 75% of the Company’s EBITDA plus an unlimited amount of indebtedness subject to 3.75 times, calculated assuming the revolving Facility is fully drawn, with applicable lender approvals. As of June 30, 2023, $525.0 million was outstanding under the Revolving Facility and $1,179.1 million was outstanding under the Term Loan. In addition, the terms of the Credit Facility allow us to incur additional indebtedness from other sources so long as we satisfy the covenants in the agreement governing the Credit Facility. If new debt is added to our current debt levels, the risks related to our ability to service that debt could increase.
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
We must observe laws and regulations relating to the formation, administration and performance of federal government contracts which affect how we do business with our customers and may impose added costs on our business. For example, the Federal Acquisition Regulation and the industrial security regulations of the DoD and related laws include provisions that:
•allow our federal government customers to terminate or not renew our contracts if we come under foreign ownership, control or influence;
•require us to divest work if an OCI related to such work cannot be mitigated to the government’s satisfaction;
•require us to disclose and certify cost and pricing data in connection with contract negotiations; and
•require us to prevent unauthorized access to classified information, covered defense information, and controlled unclassified information.
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
We conduct the majority of our international operations in the U.K. and the Netherlands. As a percentage of our total revenues, our international operations generated 2.8% and 3.1% in fiscal 2023 and 2022, respectively. Our international operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound and the Euro, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of June 30, 2023, we leased building space (including offices, manufacturing plants, warehouses, laboratories and other facilities) at 134 U.S. locations containing an aggregate of approximately 3.5 million square feet located in 28 states and the District of Columbia. In five countries outside the U.S., we leased office space at 12 locations containing an aggregate of approximately 0.1 million square feet. Our corporate headquarters is located at 12021 Sunset Hills Road, Reston, Virginia. We believe our facilities are in good condition and adequate for their current use. We may improve, replace, or reduce facilities as considered appropriate to meet the needs of our operations. See “Note 10 – Leases” in Part II of this Annual Report on Form 10-K for additional information.
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
On July 31, 2023, in a decision currently under seal the District Court denied CACI’s July 2021 and July 2022 motions to dismiss.
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
We have never paid a cash dividend. Our present policy is to retain earnings to provide funds for the operation and expansion of our business. We do not intend to pay any cash dividends at this time. The Board of Directors will determine whether to pay dividends in the future based on conditions existing at that time, including our earnings, financial condition, and capital requirements, as well as economic and other conditions as the board may deem relevant.
As of July 27, 2023, the number of stockholders of record of our common stock was approximately 161. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.
The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2023	9,193	$303.14	9,193	1,746,170
May 2023	—	—	—	—
June 2023	—	—	—	—
Total	9,193	$303.14	9,193
______________________
(1)Number of shares determined based on the closing price of $340.84 as of June 30, 2023.
The following graph compares the cumulative five-year total return to shareholders on CACI International Inc’s common stock relative to the cumulative total returns of the Russell 1000 index and the Dow Jones U.S. Computer Services Total Stock Market index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2018 and tracks it through June 30, 2023.
$100 invested on 6/30/18 in stock or index—including reinvestment of dividends. Fiscal year ending June 30.

	June 30,
	2018	2019	2020	2021	2022	2023
CACI International Inc	$100.00	$121.38	$128.67	$151.36	$167.18	$202.22
Russell 1000	$100.00	$110.02	$118.25	$169.18	$147.13	$175.62
Dow Jones U.S. Computer Services Index	$100.00	$108.39	$105.01	$139.86	$126.48	$130.46
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
In this section, we discuss our financial condition, changes in financial condition and results of our operations for fiscal 2023 compared to fiscal 2022. For a discussion and analysis comparing our results for fiscal 2022 to fiscal 2021, see our Annual Report on Form 10-K for fiscal 2022, filed with the SEC on August 11, 2022, under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Some of our key initiatives include the following:
•Continue to grow organic revenues across our large, addressable market;
•Deliver strong profitability and robust cash flow;
•Differentiate ourselves through our investments, including our strategic mergers and acquisition program, allowing us to enhance our current capabilities and create new customer access points;
•Recruit, hire, train, and retain a world class workforce to execute on our growing backlog; and
•Continue our unwavering commitment to our customers while supporting the communities in which we work and live.
Budgetary Environment
We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. On December 29, 2022, the President signed into law the omnibus appropriations bill that provided full-year funding for the government fiscal year (GFY) ending September 30, 2023 (GFY23). Of the total approximately $1.7 trillion in discretionary funding, approximately $858 billion was for national defense and approximately $773 billion was for nondefense, as well as an additional $47 billion of supplemental funding for Ukraine. The defense and nondefense funding levels represent increases of approximately 10% and 6%, respectively, over GFY22 enacted levels, which themselves were increases of approximately 6% and 7%, respectively, over GFY21. On March 9, 2023, the President released his budget request for GFY24, which called for an increase in defense spending of approximately 3% and an increase in nondefense spending of approximately 8% over GFY23 levels. On June 3, 2023, the President signed into law legislation that suspends the federal debt limit until January 2025 and caps discretionary spending in GFY24 and GFY25. Specifically, GFY24 defense spending is capped at $886 billion, an increase of 3% and in-line with the President’s budget request, and GFY24 nondefense spending is capped at levels similar to GFY22 (though after various adjustments may be essentially flat with GFY23 levels). For GFY25, discretionary spending growth (both defense and nondefense) is capped at 1%. While future levels of defense and nondefense spending may vary and are difficult to project, we believe that there continues to be bipartisan support for defense and national security-related spending, particularly given the heightened current global threat environment, including the conflict in Ukraine.
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
Market Environment
We provide Expertise and Technology to government enterprise and mission customers. We believe that the total addressable market for our offerings is sufficient to support the Company's plans and is expected to continue to grow over the next several years. Approximately 70% of our revenue comes from defense-related customers, including those in the Intelligence Community (IC), with additional revenue coming from non-defense IC, homeland security, and other federal civilian customers.
We continue to align the Company’s capabilities with well-funded budget priorities and take steps to maintain a competitive cost structure in line with our expectations of future business opportunities. In light of these actions, as well as the budgetary environment discussed above, we believe we are well positioned to continue to win new business in our large addressable market. We believe that the following trends will influence the USG’s spending in our addressable market:
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
We believe that our customers’ use of lowest price/technically acceptable (LPTA) procurements, which contributed to pricing pressures in past years, has moderated, though price still remains an important factor in procurements. We also continue to see protests of major contract awards and delays in USG procurement activities. In addition, many of our federal government contracts require us to employ personnel with security clearances, specific levels of education and specific past work experience. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense. Additional factors that could affect USG spending in our addressable market include changes in set-asides for small businesses, changes in budget priorities, and budgetary priorities limiting or delaying federal government spending in general.
Results of Operations
Our results of operations were as follows:

	Year Ended June 30,		Year to Year Change
	2023	2022	2022 to 2023
	Dollars		Dollars	Percent
	(dollar in thousands)
Revenues	$6,702,546	$6,202,917	$499,629	8.1%
Costs of revenues:
Direct costs	4,402,728	4,051,188	351,540	8.7
Indirect costs and selling expenses	1,590,754	1,520,719	70,035	4.6
Depreciation and amortization	141,564	134,681	6,883	5.1
Total costs of revenues	6,135,046	5,706,588	428,458	7.5
Income from operations	567,500	496,329	71,171	14.3
Interest expense and other, net	83,861	41,757	42,104	100.8
Income before income taxes	483,639	454,572	29,067	6.4
Income taxes	98,904	87,778	11,126	12.7
Net income	$384,735	$366,794	$17,941	4.9
Revenues. The increase in revenues was primarily attributable to organic growth of 6.1% and revenues from the acquisitions completed in fiscal 2022.

Revenues by customer type with related percentages of revenues were as follows:

	Year Ended June 30,
	2023		2022
	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Department of Defense	$4,817,470	71.9%	$4,331,327	69.8%
Federal Civilian Agencies	1,533,295	22.9	1,549,791	25.0
Commercial and other	351,781	5.2	321,799	5.2
Total	$6,702,546	100.0%	$6,202,917	100.0%
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
Direct Costs. The increase in direct costs was primarily attributable to direct labor costs from organic growth on existing programs and higher materials and other direct costs. As a percentage of revenues, total direct costs were 65.7% and 65.3% for fiscal 2023 and 2022, respectively. Direct costs include direct labor, subcontractor costs, materials, and other direct costs.
Indirect Costs and Selling Expenses. The increase in indirect costs was primarily attributable to the incremental costs of running the businesses acquired in fiscal year 2022 and an increase in fringe benefit expenses on a higher labor base. As a percentage of revenues, total indirect costs were 23.7% and 24.5% for fiscal 2023 and 2022, respectively.
Depreciation and Amortization. The increase in depreciation and amortization was primarily attributable to depreciation from the Company’s higher average property and equipment and intangible amortization from the acquisitions completed in fiscal 2022.
Interest Expense and Other, Net. The increase in interest expense and other, net was primarily attributable to higher interest rates on outstanding debt.
Income Taxes. The Company’s effective income tax rate was 20.4% and 19.3% for fiscal 2023 and 2022, respectively. The effective tax rate for fiscal 2023 was favorably impacted by research and development tax credits and the remeasurement of state deferred taxes. The effective tax rate for fiscal 2022 was favorably impacted primarily by federal research tax credits and the remeasurement of state deferred taxes. See “Note 16 – Income Taxes” in Part II of this Annual Report on Form 10-K for additional information.
Contract Backlog
The Company’s backlog represents value on existing contracts that has the potential to be recognized into revenues as work is performed. The Company includes unexercised option years in its backlog and excludes the value of task orders that may be awarded under multiple award IDIQ vehicles until such task orders are issued.
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
As of June 30, 2023, the Company had total backlog of $25.8 billion, compared with $23.3 billion a year ago, an increase of 10.7%. Funded backlog as of June 30, 2023 was $3.7 billion. The total backlog consists of remaining performance obligations plus unexercised options. See “Note 5 – Revenues” in Part II of this Annual Report on Form 10-K for additional information related to remaining performance obligations.
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

Revenues by Contract Type
The Company generates revenues under three basic contract types:
•Cost-plus-fee contracts: This contract type provides for reimbursement of allowable direct expenses and allocable indirect expenses plus an additional negotiated fee. The fee component of the contract may include fixed fees, award fees and incentive fees. Fixed fees are fees that are negotiated and fixed at the inception of the contract. In general, award fees are more subjective in performance criteria and are earned based on overall cost, schedule, and technical performance as measured against contractual requirements. Incentive fees have more objective cost or performance criteria and generally contain a formula based on the relationship of actual costs incurred to target costs.
•Fixed-price contracts: This contract type provides for a fixed-price for specified Expertise and Technology and is often used when there is more certainty regarding the estimated costs to complete the contractual statement of work. Since the contractor bears the risk of cost overruns, there is higher risk and potential profit associated with this contract type.
•Time-and-materials contracts: This contract type provides for a fixed hourly rate for defined contractual labor categories, with reimbursement of billable material and other direct costs. For this contract type, the contractor bears the risk that its labor costs and allocable indirect expenses are greater than the fixed hourly rate defined within the contract.
As discussed further within Item 1A, Risk Factors in this Annual Report on Form 10-K, our earnings and margins may vary based on the mix of our contract types. We generated the following revenues by contract type for the periods presented:

	Year Ended June 30,
	2023		2022
	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Cost-plus-fee	$3,896,725	58.1%	$3,632,359	58.6%
Fixed-price	2,023,968	30.2	1,823,221	29.4
Time-and-materials	781,853	11.7	747,337	12.0
Total	$6,702,546	100.0%	$6,202,917	100.0%
Effects of Inflation
During fiscal 2023, 58.1% of our revenues were generated under cost-reimbursable contracts which automatically adjust revenues to cover costs that are affected by inflation. 11.7% of our revenues were generated under time-and-materials contracts where we adjust labor rates periodically, as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our time-and-materials and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.
Liquidity and Capital Resources
Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our Master Accounts Receivable Purchase Agreement (MARPA) and available borrowings under our Credit Facility. As of June 30, 2023, we had $115.8 million in cash and cash equivalents.
The Company has a $3,200.0 million Credit Facility, which consists of an $1,975.0 million Revolving Facility and a $1,225.0 million Term Loan. The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. As of June 30, 2023, $1,179.1 million was outstanding under the Term Loan, $525.0 million was outstanding under the Revolving Facility and no borrowings on the swing line.
The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. The Credit Facility contains customary financial and restrictive covenants which we have been in compliance with since inception.
Interest rates applicable to loans under the Credit Facility are floating interest rates that, at our option, equal a base rate or a Secured Overnight Financing Rate (SOFR) rate, plus in each case, an applicable margin based upon our consolidated total net leverage ratio.
During fiscal year 2023, a provision of the Tax Cuts and Jobs Act of 2017 (TCJA) went into effect which eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to capitalize and amortize such costs over five years. This provision decreased fiscal year 2023 cash flows from operations by $95.0 million and increased net deferred tax assets by a similar amount. Although it is possible that Congress amends this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. The future impact of this provision will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively, any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of future research and development expenses paid or incurred (among other factors).
See “Note 6 – Sales of Receivables” and “Note 12 – Debt” in Part II of this Annual Report on Form 10-K for additional information.

A summary of cash flow information is presented below:

	Year Ended June 30,
	2023	2022
	(dollar in thousands)
Net cash provided by operating activities	$388,056	$745,554
Net cash used in investing activities	(75,717)	(689,149)
Net cash used in financing activities	(316,108)	(21,209)
Effect of exchange rate changes on cash and cash equivalents	4,741	(8,423)
Net change in cash and cash equivalents	972	26,773
Net cash provided by operating activities decreased $357.5 million primarily as a result of a $341.3 million increase in cash paid for income taxes, higher interest payments and net unfavorable changes in operating assets and liabilities driven by the timing of vendor payments, partially offset by higher cash received from the Company’s MARPA.
Net cash used in investing activities decreased $613.4 million primarily as a result of a $601.0 million decrease in cash used in acquisitions of businesses and a $10.8 million decrease in capital expenditures.
Net cash used in financing activities increased $294.9 million primarily as a result of a $263.5 million increase in repurchases of common stock, and a $38.7 million increase in net repayments under our Credit Facility.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of consideration paid for an acquisition over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. We recognize purchased intangible assets in connection with our business acquisitions at fair value on the acquisition date. Goodwill and intangible assets, net represent 69.6% and 70.0% of our total assets as of June 30, 2023 and June 30, 2022, respectively.
We evaluate goodwill for both of our reporting units for impairment at least annually on the first day of the fiscal fourth quarter, or whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation includes comparing the fair value of the relevant reporting unit to its respective carrying value, including goodwill, and utilizes both income and market approaches. The analysis relies on significant judgements and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates, and financial measures derived from observable market data of comparable public companies. During the fourth quarter of fiscal 2023, we completed our annual goodwill assessment and determined that each reporting unit’s fair value significantly exceeded its carrying value.
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

Recently Adopted and Issued Accounting Pronouncements
See “Note 3 – Recent Accounting Pronouncements” in Part II of this Annual Report on Form 10-K for additional information.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1,200.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rate, interest expense on our variable rate debt for the twelve months ended June 30, 2023 would have fluctuated by approximately $9.8 million.
Approximately 2.8% and 3.1% of our total revenues in fiscal 2023 and 2022, respectively, were generated from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange rate fluctuations. To the extent that it is not possible to do so, there is some risk that profits will be affected by foreign currency exchange rate fluctuations. As of June 30, 2023, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $65.7 million. Although these balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to reinvest earnings from our foreign subsidiaries. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.
Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of CACI International Inc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of CACI International Inc and its subsidiaries (the “Company”) as of June 30, 2023, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognized over time
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated revenues for the year ended June 30, 2023, were $6.7 billion. The Company generally recognizes revenues over time throughout the performance period as the customer simultaneously receives and consumes the benefit provided. The Company accounts for a contract when the parties have approved the contract and are committed to perform on it, the rights of each party and the payment terms are identified, the contract has commercial substance, and collectability is probable. Contract modifications are reviewed to determine whether they should be accounted for as part of the original performance obligation or as a separate contract. The Company uses a variety of input and output methods that approximate the progress towards complete satisfaction of a performance obligation, including costs incurred, labor hours expended, time-elapsed measure and right-to-invoice practical expedient. When a performance obligation has a significant degree of interrelation or interdependence between one month’s deliverables and the next, when there is an award or incentive fee, or when there is a significant degree of customization or modification, the Company generally records revenue using a percentage of completion method. For these revenue arrangements, substantially all revenues are recognized over time using a cost-to-cost input method based on the ratio of costs incurred to date to total estimated costs at completion. The cost-to-cost input method requires the Company to use professional judgment when assessing risks, estimating contract revenues and costs, estimating variable consideration, and making assumptions for schedule and technical issues. The Company periodically reassess its assumptions and updates its estimates as needed.
The principal consideration for our determination that performing procedures relating to revenue recognized over time is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the estimates of contract revenues and costs. These procedures also included, among others, (i) obtaining and inspecting executed agreements for a selection of contracts to understand the obligations, method of revenue recognition, current progress towards completion, and whether contract modifications are part of the original performance obligation or a separate contract; (ii) for the contracts selected in item (i), evaluating the appropriateness of the over time revenue recognition input and output methods; (iii) testing, on a sample basis, the completeness and accuracy of costs incurred to date; (iv) for the contracts selected in item (i) where the cost-to-cost input method was applied, (a) performing a retrospective comparison of incurred costs to prior costs incurred on the same contract or on similar completed contracts to evaluate the reasonableness of the total estimated costs at completion and (b) performing a retrospective comparison of estimated variable consideration to prior variable consideration on the same contract or on similar completed contracts to evaluate the reasonableness of the total estimated variable consideration.

/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
August 10, 2023

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of CACI International Inc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of CACI International Inc (the Company) as of June 30, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.
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

Auditing the Company’s accounting for certain acquired intangible assets involved subjective auditor judgment due to the significant estimation required in management’s determination of the fair value of intangible assets. The significant estimation was primarily due to the sensitivity of the respective fair values to underlying assumptions including discount rates, projected revenue growth rates and profit margins. These assumptions relate to the future performance of certain of the acquired businesses, are forward-looking and could be affected by future economic and market conditions.

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

To test the fair value of these certain acquired intangible assets, our audit procedures included, among others, evaluating the Company’s use of valuation methodologies, evaluating the prospective financial information and testing the completeness and accuracy of underlying data. We involved our valuation specialists to assist in testing the significant assumptions used to value the certain acquired intangible assets. For example, we compared the significant assumptions to current industry, market and economic trends, historical results of the acquired business and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2002 to 2022.

Tysons, Virginia
August 11, 2022

CACI INTERNATIONAL INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$115,776	$114,804
Accounts receivable, net	894,946	926,144
Prepaid expenses and other current assets	199,315	168,690
Total current assets	1,210,037	1,209,638
Goodwill	4,084,705	4,058,291
Intangible assets, net	507,835	581,385
Property, plant and equipment, net	199,519	205,622
Operating lease right-of-use assets	312,989	317,359
Supplemental retirement savings plan assets	96,739	96,114
Accounts receivable, long-term	11,857	10,199
Other long-term assets	177,127	150,823
Total assets	$6,600,808	$6,629,431
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$45,938	$30,625
Accounts payable	198,177	303,443
Accrued compensation and benefits	372,354	405,722
Other accrued expenses and current liabilities	377,502	287,571
Total current liabilities	993,971	1,027,361
Long-term debt, net of current portion	1,650,443	1,702,148
Supplemental retirement savings plan obligations, net of current portion	104,912	102,127
Deferred income taxes	120,545	356,841
Operating lease liabilities, noncurrent	329,432	315,315
Other long-term liabilities	177,171	72,096
Total liabilities	3,376,474	3,575,888
COMMITMENTS AND CONTINGENCIES (NOTE 19)
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 42,923 issued and 22,797 outstanding at June 30, 2023 and 42,820 issued and 23,416 outstanding at June 30, 2022	4,292	4,282
Additional paid-in capital	546,334	571,650
Retained earnings	3,940,616	3,555,881
Accumulated other comprehensive loss	(5,051)	(31,076)
Treasury stock, at cost (20,126 and 19,404 shares, respectively)	(1,261,992)	(1,047,329)
Total CACI shareholders’ equity	3,224,199	3,053,408
Noncontrolling interest	135	135
Total shareholders’ equity	3,224,334	3,053,543
Total liabilities and shareholders’ equity	$6,600,808	$6,629,431
See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2023	2022	2021
Revenues	$6,702,546	$6,202,917	$6,044,135
Costs of revenues:
Direct costs	4,402,728	4,051,188	3,930,707
Indirect costs and selling expenses	1,590,754	1,520,719	1,448,614
Depreciation and amortization	141,564	134,681	125,363
Total costs of revenues	6,135,046	5,706,588	5,504,684
Income from operations	567,500	496,329	539,451
Interest expense and other, net	83,861	41,757	39,836
Income before income taxes	483,639	454,572	499,615
Income taxes	98,904	87,778	42,172
Net income	$384,735	$366,794	$457,443
Basic earnings per share	$16.59	$15.64	$18.52
Diluted earnings per share	$16.43	$15.49	$18.30
Weighted-average basic shares outstanding	23,196	23,446	24,705
Weighted-average diluted shares outstanding	23,413	23,677	24,992
See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended June 30,
	2023	2022	2021
Net income	$384,735	$366,794	$457,443
Other comprehensive income (loss):
Foreign currency translation adjustment	8,267	(29,401)	22,656
Change in fair value of interest rate swap agreements, net of tax	17,714	33,633	12,753
Effects of post-retirement adjustments, net of tax	44	983	585
Total other comprehensive income, net of tax	26,025	5,215	35,994
Comprehensive income	$410,760	$372,009	$493,437
See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$384,735	$366,794	$457,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,564	134,681	125,363
Amortization of deferred financing costs	2,233	2,276	2,320
Loss on extinguishment of debt	—	891	—
Non-cash lease expense	69,400	69,382	77,148
Stock-based compensation expense	39,643	31,732	30,463
Deferred income taxes	(146,013)	9,570	108,973
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	32,081	(4,463)	(38,162)
Prepaid expenses and other assets	(43,568)	(13,605)	(15,760)
Accounts payable and other accrued expenses	(6,629)	80,874	49,812
Accrued compensation and benefits	(34,422)	(55,037)	68,742
Income taxes payable and receivable	10,997	187,854	(231,971)
Operating lease liabilities	(75,586)	(74,080)	(73,057)
Long-term liabilities	13,621	8,685	30,901
Net cash provided by operating activities	388,056	745,554	592,215
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(63,717)	(74,564)	(73,129)
Acquisitions of businesses, net of cash acquired	(14,462)	(615,508)	(356,261)
Other	2,462	923	2,744
Net cash used in investing activities	(75,717)	(689,149)	(426,646)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	3,238,000	2,508,595	3,290,000
Principal payments made under bank credit facilities	(3,276,625)	(2,508,542)	(2,960,920)
Payment of financing costs under bank credit facilities	—	(6,286)	—
Proceeds from employee stock purchase plans	10,225	9,728	9,181
Repurchases of common stock	(273,235)	(9,785)	(509,137)
Payment of taxes for equity transactions	(14,473)	(14,919)	(19,720)
Net cash used in financing activities	(316,108)	(21,209)	(190,596)
Effect of exchange rate changes on cash and cash equivalents	4,741	(8,423)	5,822
Net change in cash and cash equivalents	972	26,773	(19,205)
Cash and cash equivalents, beginning of year	114,804	88,031	107,236
Cash and cash equivalents, end of year	$115,776	$114,804	$88,031
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (refunds received) during the period for income taxes	$219,343	$(121,998)	$142,177
Cash paid during the period for interest	$72,723	$37,652	$36,137
Non-cash financing and investing activities:
Accrued capital expenditures	3,031	1,863	950
Landlord sponsored tenant incentives	$3,958	$2,788	$16,363
See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2020	42,525	$4,253	$573,744	$2,731,644	$(72,285)	17,432	$(576,181)	$2,661,175	$135	$2,661,310
Net income	—	—	—	457,443	—	—	—	457,443	—	457,443
Stock-based compensation expense	—	—	30,463	—	—	—	—	30,463	—	30,463
Tax withholdings on restricted share vestings	151	15	(19,734)	—	—	—	—	(19,719)	—	(19,719)
Other comprehensive income, net of tax	—	—	—	—	35,994	—	—	35,994	—	35,994
Repurchases of common stock	—	—	(100,232)	—	—	1,731	(408,905)	(509,137)	—	(509,137)
Treasury stock issued under stock purchase plans	—	—	19	—	—	(41)	8,905	8,924	—	8,924
Balance at June 30, 2021	42,676	$4,268	$484,260	$3,189,087	$(36,291)	19,122	$(976,181)	$2,665,143	$135	$2,665,278
Net income	—	—	—	366,794	—	—	—	366,794	—	366,794
Stock-based compensation expense	—	—	31,732	—	—	—	—	31,732	—	31,732
Tax withholdings on restricted share vestings	144	14	(14,883)	—	—	—	—	(14,869)	—	(14,869)
Other comprehensive income, net of tax	—	—	—	—	5,215	—	—	5,215	—	5,215
Repurchases of common stock	—	—	70,477	—	—	318	(80,262)	(9,785)	—	(9,785)
Treasury stock issued under stock purchase plans	—	—	64	—	—	(36)	9,114	9,178	—	9,178
Balance at June 30, 2022	42,820	$4,282	$571,650	$3,555,881	$(31,076)	19,404	$(1,047,329)	$3,053,408	$135	$3,053,543
Net income	—	—	—	384,735	—	—	—	384,735	—	384,735
Stock-based compensation expense	—	—	39,643	—	—	—	—	39,643	—	39,643
Tax withholdings on restricted share vestings	103	10	(14,409)	—	—	—	—	(14,399)	—	(14,399)
Other comprehensive income, net of tax	—	—	—	—	26,025	—	—	26,025	—	26,025
Repurchases of common stock	—	—	(50,614)	—	—	759	(224,562)	(275,176)	—	(275,176)
Treasury stock issued under stock purchase plans	—	—	64	—	—	(37)	9,899	9,963	—	9,963
Balance at June 30, 2023	42,923	$4,292	$546,334	$3,940,616	$(5,051)	20,126	$(1,261,992)	$3,224,199	$135	$3,224,334
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
The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include the assets, liabilities, results of operations and cash flows for the Company, including its subsidiaries and ventures that are majority-owned or otherwise controlled by the Company. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Changes in Estimates on Contracts
The Company recognizes revenues on many of its fixed-price, award fee, and incentive fee arrangements over time primarily using a cost-to-cost input method based on the ratio of costs incurred to date to total estimated costs at completion. The process requires the Company to use professional judgment when assessing risks, estimating contract revenues and costs, estimating variable consideration, and making assumptions for schedule and technical issues. The Company periodically reassesses its assumptions and updates its estimates as needed. When estimates of total costs to be incurred on a contract exceed total revenues, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.
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
Receivables
Receivables include billed and billable receivables, and unbilled receivables. Amounts billable and unbilled receivables are recognized at estimated realizable value and consist of costs and fees, substantially all of which are expected to be billed and collected generally within one year. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded. Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for expected credit losses. The Company’s allowance for expected credit losses was $7.0 million and $3.2 million at June 30, 2023 and June 30, 2022, respectively.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of consideration paid for an acquisition over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. The Company evaluates goodwill for both of its reporting units for impairment at least annually on the first day of the fiscal fourth quarter, or whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation includes a qualitative assessment or a quantitative assessment that compares the fair value of the relevant reporting unit to its respective carrying value, including goodwill, and utilizes both income and market approaches. The analysis relies on significant judgements and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates, and financial measures derived from observable market data of comparable public companies.
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
The fair value of the Company’s debt under its bank credit facility approximates its carrying value at June 30, 2023. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities.
Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive. Using the treasury stock method, diluted earnings per share includes the incremental effect of restricted stock units (RSUs) that are no longer subject to a market or performance condition. Information about the weighted-average number of basic and diluted shares is presented in “Note 14 – Earnings Per Share”.
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
Other Comprehensive Income (Loss)
Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenue, expenses, and gains and losses that under U.S. GAAP are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income consist of foreign currency translation adjustments; the changes in the fair value of interest rate swap agreements, net of tax benefit (expense) of $(6.1) million, $(11.8) million and $(4.5) million for the years ended June 30, 2023, 2022 and 2021, respectively; and differences between actual amounts and estimates based on actuarial assumptions and the effect of changes in actuarial assumptions made under the Company’s post-retirement benefit plans, net of tax (see Note 13).
As of June 30, 2023, 2022 and 2021, the accumulated other comprehensive loss balance included gains (losses) of $(37.0) million, $(45.3) million, and $(15.9) million respectively, related to foreign currency translation adjustments, $30.9 million, $13.1 million, and $(20.5) million, respectively, related to the fair value of interest rate swap agreements, and $1.1 million, $1.1 million, and $0.1 million, respectively, related to unrecognized post-retirement costs.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.
Note 3 – Recent Accounting Pronouncements
Accounting Standards Updates Adopted
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions, that may be elected over time as reference rate reform activities occur, for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The guidance in this ASU was extended in December 2022 when the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, extending the sunset date under Topic 848 to December 31, 2024 to align the temporary accounting relief guidance with the expected LIBOR cessation. During the year ended June 30, 2020, CACI elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives consistent with past presentation. Effective April 3, 2023, CACI completed the transition of its debt and derivative instruments from LIBOR to Secured Overnight Financing Rate (SOFR) and applied additional expedients under ASC 848 related to contract modifications and changing critical terms of our hedging relationships. Application of these expedients allowed the Company to preserve presentation of derivatives as qualifying cash flow hedges and to account for the debt modification as a continuation of the existing contract. The adoption of this guidance did not have a material impact on the consolidated financial statements.
Note 4 – Acquisitions
Fiscal 2023
During fiscal 2023, CACI Limited completed the acquisition of a business in the United Kingdom that provides software engineering, data analysis and cyber services to the national security sector. The purchase consideration was approximately $17.3 million, net of cash acquired. The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $15.5 million to goodwill and $2.0 million to intangible assets. At June 30, 2023, the Company had not finalized the determination of fair values allocated to assets and liabilities.

Fiscal 2022
During fiscal 2022, CACI completed four acquisitions that provide mission and enterprise technology to sensitive government customers. Their capabilities include open source intelligence solutions, specialized cyber, satellite communications, multi-domain photonics technologies for free-space optical communications, and commercial solutions for classified security technologies. The aggregate purchase consideration was approximately $616.6 million. The Company recognized fair values of the assets acquired and liabilities assumed and allocated $450.5 million to goodwill, largely attributable to intellectual capital and the acquired assembled workforces, and $180.6 million to intangible assets. The intangible assets consist of customer relationships of $98.4 million and technology of $82.2 million. The fair value attributed to intangible assets is being amortized on an accelerated basis over a range of approximately 15 to 20 years for customer relationships and over a range of approximately 5 to 10 years for technology. The fair value attributed to the intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques. Of the value attributed to goodwill and intangible assets, approximately $493.2 million is deductible for income tax purposes.
Fiscal 2021
During fiscal 2021, CACI completed the acquisition of Ascent Vision Technologies (AVT) for a purchase price of approximately $348.8 million. AVT specializes in Electro-Optical Infrared payloads, On-Board Computer Vision Processing and counter-unmanned aircraft system (C-UAS) solutions. The Company recognized fair values of the assets acquired and liabilities assumed and allocated $211.0 million to goodwill and $133.8 million to intangible assets. The goodwill of $211.0 million is largely attributable to the assembled workforce of AVT and expected synergies between the Company and AVT. The intangible assets consist of customer relationships of $65.7 million and technology of $68.1 million. The fair value attributed to intangible assets is being amortized on an accelerated basis over approximately 20 years for customer relationships and over approximately 10 years for technology. The fair value attributed to the intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques. Of the value attributed to goodwill and intangible assets, approximately $319.7 million is deductible for income tax purposes.
Note 5 – Revenues
Disaggregation of Revenues
The Company disaggregates revenues by contract type, customer type, prime vs. subcontractor, and whether the solution provided is primarily Expertise or Technology. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by contract type were as follows (in thousands):

	Year Ended June 30, 2023			Year Ended June 30, 2022			Year Ended June 30, 2021
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$3,896,725	$—	$3,896,725	$3,632,359	$—	$3,632,359	$3,504,838	$—	$3,504,838
Fixed-price	1,888,414	135,554	2,023,968	1,690,480	132,741	1,823,221	1,651,343	118,498	1,769,841
Time-and-materials	727,799	54,054	781,853	688,220	59,117	747,337	712,211	57,245	769,456
Total	$6,512,938	$189,608	$6,702,546	$6,011,059	$191,858	$6,202,917	$5,868,392	$175,743	$6,044,135
Disaggregated revenues by customer type were as follows (in thousands):

	Year Ended June 30, 2023			Year Ended June 30, 2022			Year Ended June 30, 2021
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Department of Defense	$4,817,470	$—	$4,817,470	$4,331,327	$—	$4,331,327	$4,185,292	$—	$4,185,292
Federal civilian agencies	1,533,295	—	1,533,295	1,549,791	—	1,549,791	1,585,672	—	1,585,672
Commercial and other	162,173	189,608	351,781	129,941	191,858	321,799	97,428	175,743	273,171
Total	$6,512,938	$189,608	$6,702,546	$6,011,059	$191,858	$6,202,917	$5,868,392	$175,743	$6,044,135
Disaggregated revenues by prime vs. subcontractor were as follows (in thousands):

	Year Ended June 30, 2023			Year Ended June 30, 2022			Year Ended June 30, 2021
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Prime contractor	$5,801,840	$171,860	$5,973,700	$5,389,870	$175,052	$5,564,922	$5,284,761	$164,829	$5,449,590
Subcontractor	711,098	17,748	728,846	621,189	16,806	637,995	583,631	10,914	594,545
Total	$6,512,938	$189,608	$6,702,546	$6,011,059	$191,858	$6,202,917	$5,868,392	$175,743	$6,044,135

Disaggregated revenues by Expertise or Technology were as follows (in thousands):

	Year Ended June 30, 2023			Year Ended June 30, 2022			Year Ended June 30, 2021
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Expertise	$3,021,621	$69,751	$3,091,372	$2,796,038	$73,279	$2,869,317	$2,901,204	$71,762	$2,972,966
Technology	3,491,317	119,857	3,611,174	3,215,021	118,579	3,333,600	2,967,188	103,981	3,071,169
Total	$6,512,938	$189,608	$6,702,546	$6,011,059	$191,858	$6,202,917	$5,868,392	$175,743	$6,044,135
Changes in Estimates
Aggregate net changes in estimates reflected an increase to income before income taxes of $23.4 million ($0.74 per diluted share), an increase of $29.8 million ($0.93 per diluted share), and an increase of $44.1 million ($1.30 per diluted share) during fiscal 2023, 2022, and 2021, respectively. The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.
Revenues recognized from previously satisfied performance obligations were $1.7 million for fiscal 2023, nominal for fiscal 2022, and $2.5 million for fiscal 2021. The change in revenues generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customer’s final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.
Remaining Performance Obligations
As of June 30, 2023, the Company had $9.2 billion of remaining performance obligations and expects to recognize approximately 48% and 72% over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
Contract Balances
Contract balances consisted of the following (in thousands):

Description of Contract Related Balance	Financial Statement Classification	June 30, 2023	June 30, 2022
Billed and billable receivables	Accounts receivable, net	$763,547	$800,597
Contract assets – current unbilled receivables	Accounts receivable, net	131,399	125,547
Contract assets – current costs to obtain	Prepaid expenses and other current assets	5,163	5,167
Contract assets – noncurrent unbilled receivables	Accounts receivable, long-term	11,857	10,199
Contract assets – noncurrent costs to obtain	Other long-term assets	8,294	10,703
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(138,469)	(84,810)
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other long-term liabilities	(5,522)	(7,552)
During fiscal 2023 and 2022, respectively, we recognized $84.8 million and $74.2 million of revenue that was included in a previously recorded contract liability as of the beginning of the period.
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
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of June 30, 2023. Proceeds from the sold receivables are reflected in our operating cash flows on the statement of cash flows.

MARPA activity consisted of the following (in thousands):

	As of and for the Year Ended June 30,
	2023	2022
Beginning balance:	$157,785	$182,027
Sales of receivables	2,856,936	2,724,090
Cash collections	(2,814,721)	(2,748,332)
Outstanding balance sold to Purchaser: (1)	200,000	157,785
Cash collected, not remitted to Purchaser (2)	(71,677)	(16,502)
Remaining sold receivables	$128,323	$141,283
______________________
(1)During fiscal 2023 and 2022, the Company recorded a net cash inflow in its cash flows from operating activities of $42.2 million and a net cash outflow of $24.2 million, respectively, from sold receivables. MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.
(2)Includes the cash collected on behalf of but not yet remitted to Purchaser as of June 30, 2023 and 2022. This balance is included in other accrued expenses and current liabilities as of the balance sheet date.
Note 7 – Inventories
Inventories consisted of the following (in thousands):

	June 30,
	2023	2022
Materials, purchased parts and supplies	$78,691	$57,407
Work in process	21,894	13,207
Finished goods	30,006	28,748
Total	$130,591	$99,362
Prior year amounts for work in process and finished goods have been revised.
Note 8 – Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reportable segment were as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2021	$3,491,747	$140,831	$3,632,578
Goodwill acquired	444,417	—	444,417
Foreign currency translation	(1,539)	(17,165)	(18,704)
Balance at June 30, 2022	$3,934,625	$123,666	$4,058,291
Goodwill acquired	6,072	15,506	21,578
Foreign currency translation	(633)	5,469	4,836
Balance at June 30, 2023	$3,940,064	$144,641	$4,084,705
No impairments of goodwill are included in the balances above.

Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	June 30, 2023			June 30, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer contracts and related customer relationships	$655,877	$(313,745)	$342,132	$656,353	$(275,538)	$380,815
Acquired technologies	277,180	(111,477)	165,703	280,196	(79,626)	200,570
Total intangible assets	$933,057	$(425,222)	$507,835	$936,549	$(355,164)	$581,385
Amortization expense related to intangible assets was $75.4 million, $74.1 million and $67.5 million for fiscal 2023, 2022, and 2021, respectively. Intangible assets with a gross carrying value of $5.6 million became fully amortized during fiscal 2023 and are no longer reflected in the gross carrying value and accumulated amortization as of June 30, 2023.
As of June 30, 2023, the estimated annual amortization expense is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2024	$72,360
2025	68,122
2026	60,462
2027	53,614
2028	45,435
2029 and thereafter	207,842
Total intangible assets, net	$507,835
Note 9 – Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	June 30,
	2023	2022
Equipment and furniture	$290,104	$263,344
Leasehold improvements	236,491	216,646
Property, plant and equipment, at cost	526,595	479,990
Less accumulated depreciation and amortization	(327,076)	(274,368)
Total property, plant and equipment, net	$199,519	$205,622
Depreciation expense was $66.1 million, $60.5 million and $57.9 million in fiscal 2023, 2022, and 2021, respectively.
Note 10 – Leases
All of the Company’s leases are operating leases. The current portion of operating lease liabilities is included in other accrued expenses and current liabilities in our consolidated balance sheets. Lease balances in our consolidated balance sheet are as follows (in thousands):

	June 30,
	2023	2022
Operating lease right-of-use assets	$312,989	$317,359

Operating lease liabilities, current	46,260	67,256
Operating lease liabilities, noncurrent	329,432	315,315
	$375,692	$382,571

The Company’s total lease cost is recorded primarily within indirect costs and selling expenses and had the following impact on the consolidated statement of operations (in thousands):

	Year Ended June 30,
	2023	2022	2021
Operating lease cost	$80,057	$80,748	$89,254
Short-term and variable lease cost	16,287	15,567	15,160
Sublease income	(344)	(404)	(379)
Total lease cost	$96,000	$95,911	$104,035
The Company’s future minimum lease payments under non-cancelable operating leases as of June 30, 2023 are as follows (in thousands):

Fiscal Year Ending June 30:
2024	$58,209
2025	75,559
2026	70,892
2027	61,094
2028	44,791
Thereafter	113,272
Total undiscounted lease payments	423,817
Less: imputed interest	(48,125)
Total discounted lease liabilities	$375,692
The weighted-average remaining lease terms as of June 30, 2023 and 2022 were 6.44 years and 6.16 years and the weighted-average discount rates were 3.42% and 2.72%, respectively.
Cash paid for operating leases was $86.1 million, $85.2 million, and $85.2 million in fiscal 2023, 2022, and 2021, respectively. Operating lease liabilities arising from obtaining new ROU assets was $64.5 million, $30.9 million and $102.8 million in fiscal 2023, 2022, and 2021, respectively, which includes all noncash changes arising from new or remeasured operating lease arrangements.
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
The Company’s financial assets and liabilities recorded at fair value on a recurring basis are categorized based on the priority of the inputs used to measure fair value. The inputs used in measuring fair value are categorized into three levels, as follows:
•Level 1 Inputs – unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2 Inputs – unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.
•Level 3 Inputs – amounts derived from valuation models in which unobservable inputs reflect the reporting entity’s own assumptions about the assumptions of market participants that would be used in pricing the asset or liability.
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

	Financial Statement Classification	Fair Value Hierarchy	As of June 30,
			2023	2022
Description of Financial Instrument			Fair Value
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$17	$337
Interest rate swap agreements	Other long-term assets	Level 2	$43,283	$19,184

The Company uses interest rate swap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.
Note 12 – Debt
Long-term debt consisted of the following (in thousands):

	June 30,
	2023	2022
Bank credit facility – term loans	$1,179,063	$1,209,688
Bank credit facility – revolver loans	525,000	533,000
Principal amount of long-term debt	1,704,063	1,742,688
Less unamortized discounts and debt issuance costs	(7,682)	(9,915)
Total long-term debt	1,696,381	1,732,773
Less current portion	(45,938)	(30,625)
Long-term debt, net of current portion	$1,650,443	$1,702,148
Bank Credit Facility
The Company has a $3,200.0 million credit facility (the Credit Facility), which consists of a $1,975.0 million revolving credit facility (the Revolving Facility) and a $1,225.0 million term loan (the Term Loan). The Revolving Facility has sub-facilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $500.0 million and 75% of the Company’s EBITDA plus an unlimited amount of indebtedness subject to 3.75 times, calculated assuming the Revolving Facility is fully drawn, with applicable lender approvals. The Credit Facility is available to refinance existing indebtedness and for general corporate purposes, including working capital expenses and capital expenditures.
The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,975.0 million. As of June 30, 2023, the Company had $525.0 million outstanding under the Revolving Facility and no borrowings on the swing line. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.
The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of June 30, 2023, the Company had $1,179.1 million outstanding under the Term Loan.
The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a SOFR rate, plus in each case, an applicable margin based upon the Company’s consolidated total net leverage ratio. As of June 30, 2023, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 4.67%.
The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility. As of June 30, 2023, the Company was in compliance with all of the financial covenants. A majority of the Company’s assets serve as collateral under the Credit Facility.
All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.
The aggregate maturities of long-term debt as of June 30, 2023, are as follows (in thousands):

Fiscal Year Ending June 30,
2024	$45,938
2025	61,250
2026	61,250
2027	1,535,625
Principal amount of long-term debt	$1,704,063

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
The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the periods presented was as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Gain (loss) recognized in other comprehensive income	$30,874	$22,751	$(1,458)
Amounts reclassified to earnings from accumulated other comprehensive loss	(13,160)	10,882	14,211
Net current period other comprehensive income	$17,714	$33,633	$12,753
Note 13 – Composition of Certain Financial Statement Captions
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	June 30,
	2023	2022
Accrued salaries and withholdings	$199,455	$183,481
Accrued leave	129,738	135,830
Other	43,161	86,411
Total accrued compensation and benefits	$372,354	$405,722
Other Accrued Expenses and Current Liabilities
Other accrued expenses and current liabilities consisted of the following (in thousands):

	June 30,
	2023	2022
Deferred revenue, current	$138,469	$84,810
Vendor obligations	76,682	81,595
MARPA payable	71,677	16,502
Operating lease liabilities, current	46,260	67,256
Other	44,414	37,408
Total other accrued expenses and current liabilities	$377,502	$287,571
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2023	2022
Reserve for unrecognized tax benefits	$154,498	$43,042
Accrued post-retirement obligations	7,027	6,661
Deferred revenue, noncurrent	5,522	7,552
Other	10,124	14,841
Total other long-term liabilities	$177,171	$72,096

Accrued post-retirement obligations include projected liabilities for benefits the Company is obligated to provide under long-term care, group health, and executive life insurance plans, each of which is unfunded. Plan benefits are provided to certain current and former executives, their dependents and other eligible employees, as defined. Post-retirement obligations also include accrued benefits under supplemental retirement benefit plans covering certain executives. The expense recorded under these plans was $0.7 million, $1.3 million and $1.3 million during fiscal 2023, 2022, and 2021, respectively.
Note 14 – Earnings Per Share
Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Year Ended June 30,
	2023	2022	2021
Net income	$384,735	$366,794	$457,443
Weighted-average number of basic shares outstanding during the period	23,196	23,446	24,705
Dilutive effect of RSUs after application of treasury stock method	217	231	287
Weighted-average number of diluted shares outstanding during the period	23,413	23,677	24,992
Basic earnings per share	$16.59	$15.64	$18.52
Diluted earnings per share	$16.43	$15.49	$18.30
Share Repurchases
On January 26, 2023, the Company’s Board of Directors authorized a share repurchase program of up to $750.0 million of the Company’s common stock (the "2023 Repurchase Program").
On January 30, 2023, CACI entered into an Accelerated Share Repurchase (ASR) Agreement with Citibank, N.A (Citibank). Under the ASR Agreement, we paid $250.0 million to Citibank and received an initial delivery of approximately 0.7 million shares of our common stock, which shares were recorded as a $200.0 million increase to treasury stock. The final number of shares to be repurchased will be based on the volume-weighted average stock price of our common stock during the term of the agreement, less a discount. This is evaluated as an unsettled forward contract indexed to our own stock, with $50.0 million classified within stockholders’ equity as additional paid-in-capital. On August 4, 2023, the ASR was completed and an additional 0.1 million shares of common stock were received which became treasury shares. In total, 0.8 million shares were repurchased at an average price per share of $303.57.
In addition to the ASR, during fiscal 2023, CACI repurchased forty-five thousand shares of its outstanding common stock for $12.7 million on the open market at an average share price of $282.98 including commissions paid. The total remaining authorization for future common share repurchases under the 2023 Repurchase Program was $487.3 million as of June 30, 2023.
Note 15 – Stock-Based Compensation
Stock-based compensation is recognized in our consolidated statement of operations based on grant date fair values. The Company generally issues stock-based compensation awards in the form of non-performance-based restricted stock units (RSUs) and performance-based RSUs (PRSUs). Some of our performance-based awards have market conditions. The fair value of RSU and PRSU awards is determined based on the Company’s common stock closing price on the date of grant. The fair value of PRSUs that also have market conditions is measured using a binomial lattice model.
Stock-based compensation expense is recognized on a straight-line basis ratably over the requisite service period, which is generally the vesting period, unless otherwise specifically noted. PRSUs are subject to achievement of performance conditions in addition to grantee service. Stock-based compensation expense for PRSUs with market conditions is recognized on an accelerated basis. The Company recognizes the effect of expected forfeitures of equity grants by estimating an expected forfeiture rate for grants of equity instruments. Amounts recognized for expected forfeitures are subsequently adjusted periodically and at major vesting dates to reflect actual forfeitures.
As of June 30, 2023, the Company had stock-based compensation awards outstanding under its 2016 Amended and Restated Incentive Compensation Plan (the 2016 Plan) and its Management Stock Purchase Plan (MSPP). Stock-based compensation expense and related income tax benefits recognized under all plans is as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Stock-based compensation expense	$39,643	$31,732	$30,463
Income tax benefits recognized from stock-based compensation	10,110	8,218	8,009
The incremental income tax benefits realized upon the exercise or vesting of equity instruments are reported as operating cash flows. During fiscal 2023, 2022, and 2021, the Company recognized $1.1 million, $5.2 million, and $7.3 million of excess tax benefits, respectively, which have been reported as operating cash inflows in the accompanying consolidated statements of cash flows.

Stock Incentive Plan
Under the terms of the 2016 Plan, the Company may issue, among others, non-qualified stock options, restricted stock, RSUs, SARs, and performance awards, collectively referred to herein as equity awards. During the periods presented, all equity awards issued were in the form of RSUs, including performance-based and non-performance-based RSUs.
The Company fulfills its obligations under the equity awards by either issuing new shares of authorized common stock or by issuing shares from treasury. The total number of shares authorized by shareholders for grants under the 2016 Plan was 2,400,000. The aggregate number of grants that may be made may exceed this approved amount as forfeited awards become available for future grants. As of June 30, 2023, cumulative grants of 1,487,763 equity awards underlying the shares authorized have been issued, and 277,309 have been forfeited.
Annual grants under the 2016 Plan are generally made to the Company’s key employees and to members of the Company’s Board of Directors during the second quarter of the Company’s fiscal year. Annual grants consist of PRSUs and RSUs. With the approval of its Chief Executive Officer, the Company also issues equity awards to strategic new hires and to employees who have demonstrated superior performance. Performance-based stock awards vest and the stock is issued at the end of the performance period based upon the achievement of specific performance criteria. Non-performance based awards generally vest over a period of 3 years based upon required service.
Fiscal 2023 and Fiscal 2022 PRSUs
For annual performance-based stock awards granted to key employees in fiscal 2023 and 2022, the awards vest at the end of a three-year period subject to continuous service, with the final number of PRSUs earned by participants based on the extent of achievement of a specified cumulative three-year EBITDA objective with minimum required performance.
Fiscal 2021 PRSUs
For annual performance-based stock awards granted to key employees in fiscal 2021, 50% of the award vests three years from the grant date and 50% vests four years from the grant date, with the final number of PRSUs earned by participants based on the achievement of an EPS target in the first year of the grant and on the average share price for the 90-day periods ended for the following three years. Depending on the degree that the 90-day average share price of the Company’s stock in years one, two and three exceeds the 90-day average share price at the grant date, the number of shares ultimately awarded could range up to 200% of the specified target award.
The annual performance-based awards granted for each of the fiscal years presented were as follows:

	Performance-based stock awards granted	Number of additional shares earned under performance-based stock awards
Fiscal 2023	51,600	—
Fiscal 2022	47,749	—
Fiscal 2021	111,729	17,398

Changes in the number of unvested RSUs for each of the periods presented, together with the corresponding weighted-average fair values, are as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2020	501,923	$173.18
Granted	198,564	243.87
Vested	(240,950)	99.55
Forfeited	(33,566)	219.94
Unvested at June 30, 2021	425,971	$209.60
Granted	237,723	249.04
Vested	(200,371)	114.01
Forfeited	(26,704)	249.09
Unvested at June 30, 2022	436,619	$253.02
Granted	187,046	262.13
Vested	(157,001)	235.73
Forfeited	(29,328)	257.58
Unvested at June 30, 2023	437,336	$259.75
The total intrinsic value of RSUs that vested during fiscal 2023, 2022, and 2021 was $41.9 million, $49.6 million and $52.7 million, respectively, and the income tax benefit realized was $10.7 million, $12.9 million and $13.9 million, respectively.
As of June 30, 2023, there was $56.0 million of unrecognized compensation cost related to RSUs, scheduled to be recognized over a weighted-average period of 1.87 years.
Stock Purchase Plans
The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP and DSPP in November 2002, and implemented these plans beginning July 1, 2003. There are 1,500,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.
The ESPP allows eligible full-time employees to purchase shares of common stock at 95% of the fair market value of a share of common stock on the last day of the quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20% of such employee’s compensation over the quarter, divided by 95% of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of June 30, 2023, participants have purchased 1,330,161 shares under the ESPP, at a weighted-average price per share of $77.17. Of these shares, 36,695 were purchased by employees at a weighted-average price per share of $263.40 during fiscal 2023. During the year ended June 30, 2013, the Company established a 10b5-1 plan to facilitate the open market purchase of shares of Company stock to satisfy its obligations under the ESPP.
The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100% of their annual bonus. For the fiscal 2023, 2022, and 2021, RSUs awarded in lieu of bonuses earned were granted at 100% of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange. RSUs granted under the MSPP vest at the earlier of 1) three-years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.

Activity related to the MSPP during the year ended June 30, 2023 is as follows:

MSPP
RSUs outstanding, June 30, 2022	4,709
Granted	1,362
Issued	(617)
Forfeited	(314)
RSUs outstanding, June 30, 2023	5,140
Weighted average grant date fair value as adjusted for the applicable discount	$217.54
The DSPP allows members of the Company’s Board of Directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100% of their annual retainer fees. Vested RSUs are settled in shares of common stock. There were no DSPP awards outstanding during fiscal 2023.
Note 16 – Income Taxes
The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Domestic	$447,975	$421,942	$471,711
Foreign	35,664	32,630	27,904
Income before income taxes	$483,639	$454,572	$499,615
The components of income tax expense are as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Current:
Federal	$184,040	$66,956	$(94,143)
State and local	49,824	1,372	19,958
Foreign	11,053	9,880	7,384
Total current	244,917	78,208	(66,801)
Deferred:
Federal	(109,894)	(12,884)	109,157
State and local	(36,717)	22,140	185
Foreign	598	314	(369)
Total deferred	(146,013)	9,570	108,973
Total income tax expense	$98,904	$87,778	$42,172

Income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21.0% as a result of the following (in thousands):

	Year Ended June 30,
	2023	2022	2021
Expected tax expense computed at federal statutory rate	$101,564	$95,460	$104,919
State and local taxes, net of federal benefit	15,900	21,295	21,252
Remeasurement of current year NOL	—	(1,124)	(56,192)
R&D tax credit, net	(14,205)	(15,708)	(18,173)
Stock-based compensation	(930)	(3,981)	(5,525)
Nonincludible and nondeductible items, net	1,105	1,588	(2,269)
Remeasurement of deferred taxes	(5,546)	(5,629)	—
Other	1,016	(4,123)	(1,840)
Total income tax expense	$98,904	$87,778	$42,172
Effective income tax rate	20.4%	19.3%	8.4%
The effective tax rate for fiscal 2023 was favorably impacted by research and development tax credits and the remeasurement of state deferred taxes.
The effective tax rate for fiscal 2022 was favorably impacted primarily by federal research tax credits and the remeasurement of state deferred taxes.
The effective tax rate for fiscal 2021 was favorably impacted primarily by the Company’s method of accounting changes that resulted in a carryback of a federal income NOL and related income tax benefit as well as federal research tax credits.
The tax effects of temporary differences that give rise to deferred taxes are presented below (in thousands):

	June 30,
	2023	2022
Deferred tax assets:
Operating lease liabilities	$102,679	$99,997
Reserves and accruals	27,881	46,513
Capitalized research and development	191,872	—
Credits and net operating loss carryovers	4,284	6,647
Deferred compensation and post-retirement obligations	34,477	31,537
Stock-based compensation	11,032	11,907
Total deferred tax assets	372,225	196,601
Deferred tax liabilities:
Goodwill and other intangible assets	(331,845)	(318,150)
Property, plant and equipment	(31,068)	(102,940)
Operating lease right-of-use assets	(78,670)	(80,551)
Deferred revenue	(26,543)	(34,850)
Prepaid expenses	(11,177)	(11,162)
Interest rate swaps	(10,943)	(4,954)
Other	(2,524)	(835)
Total deferred tax liabilities	(492,770)	(553,442)
Net deferred tax liability	$(120,545)	$(356,841)
During fiscal year 2023, a provision of the TCJA went into effect which eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to capitalize and amortize such costs over five years. This provision decreased fiscal year 2023 cash flows from operations by $95.0 million and increased net deferred tax assets by a similar amount. Although it is possible that Congress amends this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. The future impact of this provision will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively, any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of future research and development expenses paid or incurred (among other factors).

The deferred tax assets and liabilities were remeasured in fiscal 2022 due to a reduction in the blended state effective tax rate.
The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company is currently under examination by the Internal Revenue Service for fiscal 2017 through 2021 and one state jurisdiction for fiscal 2019 and 2020. Based on the current IRS audit status and expected conclusion timing, approximately $75.2 million of federal income tax receivables have been classified as long term as of June 30, 2023. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.
U.S. income taxes have not been provided for undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. As of June 30, 2023, the estimated deferred tax liability associated with these undistributed earnings is approximately $2.8 million.
Changes in the Company’s liability for unrecognized tax benefits is shown in the table below (in thousands):

	Year Ended June 30,
	2023	2022	2021
Beginning of year	$42,810	$31,505	$8,826
Additions based on prior year tax positions	3,829	8,221	20,025
Additions based on current year tax positions	107,221	8,313	5,702
Settlement with taxing authorities	—	(5,229)	(3,048)
End of year	$153,860	$42,810	$31,505
Unrecognized tax benefits that, if recognized, would affect the effective tax rate	$56,944	$42,810	$31,505
The Company’s total liability for unrecognized tax benefits as of June 30, 2023, 2022 and 2021 was approximately $153.9 million, $42.8 million and $31.5 million, respectively. During fiscal 2023, the Company recognized an increase in reserves related to the required capitalization of research and development expenses, which became effective in fiscal 2023, and current and prior year research and development tax credits. Included in the fiscal 2023 unrecognized tax benefits is $96.9 million related to the required capitalization of research and development expenses.
The Company recognizes net interest and penalties as a component of income tax expense. Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at June 30, 2023. As of June 30, 2023, the entire balance of unrecognized tax benefits is included in deferred taxes and other long-term liabilities.
Note 17 – Retirement Plans
Defined Contribution Plans
The Company sponsors various defined contribution plans in which most employees are eligible to participate. Company contribution expense for fiscal 2023, 2022, and 2021 was $99.0 million, $100.3 million and $97.6 million, respectively.
Supplemental Savings Plan
The Company maintains the Supplemental Savings Plan through which, on a calendar year basis, officers at the director level and above can elect to defer for contribution to the Supplemental Savings Plan up to 50% of their base compensation and up to 100% of their bonuses. The Company provides a contribution of 5% of compensation for each participant’s compensation that exceeds the limit as set forth in IRC 401(a)(17) (currently $330,000 per year). The Company also has the option to make annual discretionary contributions. Company contributions vest five-years from the date of enrollment, and vesting is accelerated in the event of a change of control of the Company. Participant deferrals and Company contributions will be credited with the rate of return based on the investment options and asset allocations selected by the Participant. Participants may change their asset allocation as often as daily, if they so choose. A Rabbi Trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the Supplemental Savings Plan are made upon retirement, termination, death, or total disability. The Supplemental Savings Plan also allows for in-service distributions.
Supplemental Savings Plan obligations due to participants totaled $114.4 million at June 30, 2023, of which $9.3 million is included in accrued compensation and benefits in the accompanying consolidated balance sheet. Supplemental Savings Plan obligations increased by $4.7 million during fiscal 2023, consisting of $12.9 million of distributions and $3.7 million of investment gains, offset by $13.1 million of participant compensation deferrals and $0.8 million of Company contributions.
The Company maintains COLI assets in a Rabbi Trust to offset the obligations under the Supplemental Savings Plan. The value of the COLI in the Rabbi Trust was $96.7 million at June 30, 2023 and COLI gains were $3.3 million for fiscal 2023.
Contribution expense for the Supplemental Savings Plan during fiscal 2023, 2022, and 2021, was $0.8 million, $0.9 million, and $1.6 million, respectively.

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
The Company evaluates the performance of its operating segments based on net income. Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Year Ended June 30, 2023			Year Ended June 30, 2022			Year Ended June 30, 2021
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Revenues	$6,512,938	$189,608	$6,702,546	$6,011,059	$191,858	$6,202,917	$5,868,392	$175,743	$6,044,135
Net income	354,937	29,798	384,735	339,381	27,413	366,794	432,912	24,531	457,443
Net assets	2,998,986	225,348	3,224,334	2,867,396	186,147	3,053,543	2,461,048	204,230	2,665,278
Goodwill	3,940,064	144,641	4,084,705	3,934,625	123,666	4,058,291	3,491,747	140,831	3,632,578
Total long-term assets	5,219,175	171,596	5,390,771	5,271,444	148,349	5,419,793	4,665,782	175,414	4,841,196
Total assets	6,305,758	295,050	6,600,808	6,380,745	248,686	6,629,431	5,898,869	273,503	6,172,372
Capital expenditures	61,201	2,516	63,717	72,736	1,828	74,564	69,610	3,519	73,129
Depreciation and amortization	138,879	2,685	141,564	131,401	3,280	134,681	121,725	3,638	125,363
Interest income and interest expense are not presented above as the amounts attributable to the Company’s international operations are insignificant.
Customer Information
The Company earned 94.8%, 94.8% and 95.5% of its revenues from various agencies and departments of the U.S. government for fiscal 2023, 2022 and 2021, respectively.
Note 19 – Commitments and Contingencies
Legal Proceedings
The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.
Government Contracting
Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services. The DCAA has completed audits of the Company’s annual incurred cost proposals through fiscal year ended June 30, 2021. We are still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believe our reserves for such are adequate. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
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

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2023. Based on the evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, an evaluation was also performed of any changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2023. Based on this evaluation, management determined there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The management of CACI International Inc is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
(1)Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
(2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and
(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management, with the participation of its CEO and CFO, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2023.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.
Item 9B. Other Information
During the fiscal quarter ended June 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
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
Item 10. Directors, Executive Officers and Corporate Governance
Except for the specific disclosures below, the information required by this Item 10 is included under the headings “Executive Officers” and “Corporate Governance” in our 2023 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2023 (2023 Proxy Statement) and is incorporated by reference.
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
Item 11. Executive Compensation
The information required by this Item 11 will be incorporated herein by reference to the Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item 12 will be incorporated herein by reference to the Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.
Item 13. Certain Relationships and Related Transactions
The information required by this Item 13 will be incorporated herein by reference to the Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be incorporated herein by reference to the Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report:
(1)Financial Statements
(2)Financial Statements Schedules
All schedules have been omitted because they are not applicable, not required or the information has been otherwise supplied in the consolidated financial statements or notes to consolidated financial statements.
(3)Exhibits

		Filed with this Form 10-K	Incorporated by Reference
Exhibit No.	Description		Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 16, 2017.		8-K	March 21, 2017	3.1

4.1	Description of the Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934.		10-K	August 14, 2020	4.1

10.1	Amended and Restated Credit Agreement, dated December 13, 2021, by and among CACI International Inc as borrower; Bank of America, N.A. as administrative agent, swing line lender and L/C issuer and each of the lenders named therein.		8-K	December 17, 2021	10.1

10.2	LIBOR Transition Amendment, dated April 12, 2023, between CACI International Inc and Bank of America, N.A., as administrative agent.		10-Q	April 27, 2023	10.1

10.3	Master Accounts Receivable Purchase Agreement, dated December 28, 2018, among CACI International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	January 4, 2019	10.1

10.4	Performance Undertaking, dated December 28, 2018, made by CACI International Inc in favor of MUFG Bank, Ltd., as Administrative Agent, for the benefit of the purchasers.		8-K	January 4, 2019	10.2

10.5	Amendment No. 1 to Master Accounts Receivable Purchase Agreement dated December 27, 2019, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 31, 2019	10.1

		Filed with this Form 10-K	Incorporated by Reference
Exhibit No.	Description		Form	Filing Date	Exhibit No.
10.6	Amendment No. 2 to the Master Accounts Receivable Purchase Agreement dated December 24, 2020, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 30, 2020	10.1

10.7	Amendment No. 3 to the Master Accounts Receivable Purchase Agreement dated December 23, 2021, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 29, 2021	10.1

10.8	Amendment No. 4 to the Master Accounts Receivable Purchase Agreement dated December 22, 2022, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 28, 2022	10.1

10.9	Amended and Restated Management Stock Purchase Plan of CACI International Inc. *		10-K	August 27, 2008	10.5

10.10	Amendment to the CACI International Inc Management Stock Purchase Plan dated June 23, 2010. *		10-K	August 25, 2010	10.34

10.11	Form of Restricted Stock Unit (RSU) Agreement under CACI International Inc Management Stock Purchase Plan. *		10-K	August 11, 2022	10.9

10.12	Amended and Restated Director Stock Purchase Plan of CACI International Inc. *		10-Q	May 4, 2012	10.1

10.13	Form of Stock Grant Agreement under CACI International Inc Director Stock Purchase Plan. *		S-8	February 6, 2012	10.15

10.14	CACI International Inc 2016 Amended and Restated Incentive Compensation Plan. *		Def 14A	October 1, 2020	Appendix A

10.15	Form of RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan. *		10-K	August 11, 2022	10.13

10.16	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan (Prior to FY2022). *		10-K	August 14, 2020	10.30

10.17	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan. *		10-K	August 11, 2022	10.15

10.18	Form of Non-Employee Director Restricted Stock Unit Grant Agreement issued pursuant to the 2016 Incentive Compensation Plan. *		10-K	August 21, 2017	10.30

10.19	Severance Compensation Agreement dated October 3, 2022 between Jeffrey D. MacLauchlan and CACI International Inc. *		8-K	October 3, 2022	10.25

10.20	Severance Compensation Agreement dated June 16, 2008 between Gregory R. Bradford and CACI International Inc. *		10-K	August 27, 2008	10.23

		Filed with this Form 10-K	Incorporated by Reference
Exhibit No.	Description		Form	Filing Date	Exhibit No.
10.21	Supplemental Executive Retirement Plan dated June 3, 2019 between John S. Mengucci and CACI International Inc. *		10-K	August 21, 2019	10.32

10.22	Employment Agreement dated July 1, 2019 between John S. Mengucci and CACI International Inc. *		10-K	August 21, 2019	10.33

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).	X
23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
______________________
*Denotes a management contract, compensatory plan, or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 10th day of August 2023.

CACI International Inc
Registrant

Date: August 10, 2023	By:	/s/ JOHN S. MENGUCCI
John S. Mengucci President, Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN S. MENGUCCI	President, Chief Executive Officer and Director (Principal Executive Officer)	August 10, 2023
John S. Mengucci

/s/ JEFFREY D. MACLAUCHLAN	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	August 10, 2023
Jeffrey D. MacLauchlan

/s/ MICHAEL A. DANIELS	Chairman of the Board of Directors	August 10, 2023
Michael A. Daniels

/s/ LISA S. DISBROW	Director	August 10, 2023
Lisa S. Disbrow

/s/ SUSAN M. GORDON	Director	August 10, 2023
Susan M. Gordon

/s/ WILLIAM L. JEWS	Director	August 10, 2023
William L. Jews

/s/ GREGORY G. JOHNSON	Director	August 10, 2023
Adm Gregory G. Johnson, USN (Ret.)

/s/ RYAN D. MCCARTHY	Director	August 10, 2023
Ryan D. McCarthy

/s/ PHILIP O. NOLAN	Director	August 10, 2023
Philip O. Nolan

/s/ DEBORA A. PLUNKETT	Director	August 10, 2023
Debora A. Plunkett

/s/ WILLIAM S. WALLACE	Director	August 10, 2023
Gen William S. Wallace, USA (Ret.)