Form 10-Q
period 2023-09-30
CACI INTERNATIONAL INC /DE/
filed 2023-10-26
CIK 16058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of October 10, 2023, there were 22,278,031 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,
	2023	2022
Revenues	$1,850,147	$1,605,759
Costs of revenues:
Direct costs	1,272,918	1,055,772
Indirect costs and selling expenses	404,633	382,081
Depreciation and amortization	35,247	35,103
Total costs of revenues	1,712,798	1,472,956
Income from operations	137,349	132,803
Interest expense and other, net	25,571	16,193
Income before income taxes	111,778	116,610
Income taxes	25,731	27,485
Net income	$86,047	$89,125
Basic earnings per share	$3.80	$3.81
Diluted earnings per share	$3.76	$3.76
Weighted-average basic shares outstanding	22,647	23,420
Weighted-average diluted shares outstanding	22,894	23,678
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,
	2023	2022
Net income	$86,047	$89,125
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,201)	(17,489)
Change in fair value of interest rate swap agreements, net of tax	5,432	15,529
Total other comprehensive loss, net of tax	(3,769)	(1,960)
Comprehensive income	$82,278	$87,165
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$125,546	$115,776
Accounts receivable, net	1,002,638	894,946
Prepaid expenses and other current assets	238,227	199,315
Total current assets	1,366,411	1,210,037
Goodwill	4,078,368	4,084,705
Intangible assets, net	489,126	507,835
Property, plant and equipment, net	196,579	199,519
Operating lease right-of-use assets	313,812	312,989
Supplemental retirement savings plan assets	94,211	96,739
Accounts receivable, long-term	13,296	11,857
Other long-term assets	185,668	177,127
Total assets	$6,737,471	$6,600,808
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$53,594	$45,938
Accounts payable	356,439	198,177
Accrued compensation and benefits	281,838	372,354
Other accrued expenses and current liabilities	408,256	377,502
Total current liabilities	1,100,127	993,971
Long-term debt, net of current portion	1,735,677	1,650,443
Supplemental retirement savings plan obligations, net of current portion	108,712	104,912
Deferred income taxes	101,513	120,545
Operating lease liabilities, noncurrent	332,675	329,432
Other long-term liabilities	194,734	177,171
Total liabilities	$3,573,438	$3,376,474
COMMITMENTS AND CONTINGENCIES (NOTE 8)
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock $0.10 par value, 80,000 shares authorized; 42,929 shares issued and 22,226 outstanding at September 30, 2023 and 42,923 shares issued and 22,797 outstanding at June 30, 2023	4,293	4,292
Additional paid-in capital	594,885	546,334
Retained earnings	4,026,663	3,940,616
Accumulated other comprehensive loss	(8,820)	(5,051)
Treasury stock, at cost (20,703 and 20,126 shares, respectively)	(1,453,123)	(1,261,992)
Total CACI shareholders’ equity	3,163,898	3,224,199
Noncontrolling interest	135	135
Total shareholders’ equity	3,164,033	3,224,334
Total liabilities and shareholders’ equity	$6,737,471	$6,600,808
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86,047	$89,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,247	35,103
Amortization of deferred financing costs	547	564
Non-cash lease expense	16,932	17,319
Stock-based compensation expense	10,024	8,439
Deferred income taxes	(7,812)	(31,177)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(111,159)	126,859
Prepaid expenses and other assets	(37,343)	(34,438)
Accounts payable and other accrued expenses	154,469	(52,598)
Accrued compensation and benefits	(90,511)	(31,048)
Income taxes payable and receivable	23,803	35,514
Operating lease liabilities	(17,800)	(19,903)
Long-term liabilities	7,644	1,084
Net cash provided by operating activities	70,088	144,843
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,991)	(12,771)
Acquisitions of businesses, net of cash acquired	(347)	—
Other	1,974	—
Net cash used in investing activities	(12,364)	(12,771)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	732,500	378,000
Principal payments made under bank credit facilities	(640,156)	(483,656)
Proceeds from employee stock purchase plans	3,156	2,791
Repurchases of common stock	(140,364)	(2,647)
Payment of taxes for equity transactions	(697)	(584)
Net cash used in financing activities	(45,561)	(106,096)
Effect of exchange rate changes on cash and cash equivalents	(2,393)	(4,144)
Net change in cash and cash equivalents	9,770	21,832
Cash and cash equivalents, beginning of period	115,776	114,804
Cash and cash equivalents, end of period	$125,546	$136,636
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$5,989	$20,786
Cash paid during the period for interest	$22,219	$13,485
Non-cash financing and investing activities:
Accrued share repurchases	$12,426	$—
Accrued capital expenditures	$568	$401
Landlord sponsored tenant incentives	$1,039	$1,443
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares Amount		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at June 30, 2023	42,923	$4,292	$546,334	$3,940,616	$(5,051)	20,126	$(1,261,992)	$3,224,199	$135	$3,224,334
Net income	—	—	—	86,047	—	—	—	86,047	—	86,047
Stock-based compensation expense	—	—	10,024	—	—	—	—	10,024	—	10,024
Tax withholdings on restricted share vestings	6	1	(598)	—	—	—	—	(597)	—	(597)
Other comprehensive loss, net of tax	—	—	—	—	(3,769)	—	—	(3,769)	—	(3,769)
Repurchases of common stock	—	—	39,087	—	—	585	(193,744)	(154,657)	—	(154,657)
Treasury stock issued under stock purchase plans	—	—	38	—	—	(8)	2,613	2,651	—	2,651
Balance at September 30, 2023	42,929	$4,293	$594,885	$4,026,663	$(8,820)	20,703	$(1,453,123)	$3,163,898	$135	$3,164,033

Balance at June 30, 2022	42,820	$4,282	$571,650	$3,555,881	$(31,076)	19,404	$(1,047,329)	$3,053,408	$135	$3,053,543
Net income	—	—	—	89,125	—	—	—	89,125	—	89,125
Stock-based compensation expense	—	—	8,439	—	—	—	—	8,439	—	8,439
Tax withholdings on restricted share vestings	6	1	(436)	—	—	—	—	(435)	—	(435)
Other comprehensive loss, net of tax	—	—	—	—	(1,960)	—	—	(1,960)	—	(1,960)
Repurchases of common stock	—	—	(182)	—	—	9	(2,465)	(2,647)	—	(2,647)
Treasury stock issued under stock purchase plans	—	—	40	—	—	(9)	2,465	2,505	—	2,505
Balance at September 30, 2022	42,826	$4,283	$579,511	$3,645,006	$(33,036)	19,404	$(1,047,329)	$3,148,435	$135	$3,148,570
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of September 30, 2023 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2023. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.
Note 2 - Recent Accounting Pronouncements
There have been no recently adopted or recently issued accounting pronouncements that are material or expected to be material to the Company's consolidated financial statements.
Note 3 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended September 30, 2023 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2023	$3,940,064	$144,641	$4,084,705
Goodwill acquired (1)	—	(633)	(633)
Foreign currency translation	(531)	(5,173)	(5,704)
Balance at September 30, 2023	$3,939,533	$138,835	$4,078,368
__________________________________________________
(1)Includes goodwill initially allocated to new business combinations as well as measurement period adjustments, when applicable. The final purchase price allocation for our fiscal year 2023 acquisition remains open as of September 30, 2023.
There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets consisted of the following (in thousands):

	September 30, 2023			June 30, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer contracts and related customer relationships	$655,330	$(323,302)	$332,028	$655,877	$(313,745)	$342,132
Acquired technologies	277,105	(120,007)	157,098	277,180	(111,477)	165,703
Total intangible assets	$932,435	$(443,309)	$489,126	$933,057	$(425,222)	$507,835
Amortization expense related to intangible assets was $18.4 million and $19.1 million for the three months ended September 30, 2023 and September 30, 2022, respectively.

Note 4 – Revenues and Contract Balances
Disaggregation of Revenues
The Company disaggregates revenues by contract type, customer type, prime vs. subcontractor, and whether the solution provided is primarily Expertise or Technology. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by contract type were as follows (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$1,134,435	$—	$1,134,435	$934,746	$—	$934,746
Fixed-price	467,216	34,861	502,077	448,562	33,211	481,773
Time-and-materials	193,517	20,118	213,635	175,587	13,653	189,240
Total	$1,795,168	$54,979	$1,850,147	$1,558,895	$46,864	$1,605,759
Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,352,306	$—	$1,352,306	$1,095,320	$—	$1,095,320
Federal civilian agencies	407,344	—	407,344	424,087	—	424,087
Commercial and other	35,518	54,979	90,497	39,488	46,864	86,352
Total	$1,795,168	$54,979	$1,850,147	$1,558,895	$46,864	$1,605,759
Disaggregated revenues by prime vs. subcontractor were as follows (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,601,091	$48,271	$1,649,362	$1,407,454	$42,856	$1,450,310
Subcontractor	194,077	6,708	200,785	151,441	4,008	155,449
Total	$1,795,168	$54,979	$1,850,147	$1,558,895	$46,864	$1,605,759
Disaggregated revenues by expertise or technology were as follows (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Domestic	International	Total	Domestic	International	Total
Expertise	$857,196	$20,898	$878,094	$717,650	$16,553	$734,203
Technology	937,972	34,081	972,053	841,245	30,311	871,556
Total	$1,795,168	$54,979	$1,850,147	$1,558,895	$46,864	$1,605,759
Changes in Estimates
Aggregate net changes in estimates for the three months ended September 30, 2023 reflected an increase to income before income taxes of $2.4 million ($0.08 per diluted share), compared with $5.7 million ($0.18 per diluted share), for the three months ended September 30, 2022. The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.
Revenues recognized from previously satisfied performance obligations were not material for the three months ended September 30, 2023 and 2022, respectively. The change in revenues recognized from previously satisfied performance obligations generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customer’s final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.
Remaining Performance Obligations
As of September 30, 2023, the Company had $10.3 billion of remaining performance obligations and expects to recognize approximately 44% and 66% as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.

Contract Balances
Contract balances consisted of the following (in thousands):

Description of Contract Related Balance	Financial Statement Classification	September 30, 2023	June 30, 2023
Billed and billable receivables	Accounts receivable, net	$852,523	$763,547
Contract assets – current unbilled receivables	Accounts receivable, net	150,115	131,399
Contract assets – current costs to obtain	Prepaid expenses and other current assets	5,512	5,163
Contract assets – noncurrent unbilled receivables	Accounts receivable, long-term	13,296	11,857
Contract assets – noncurrent costs to obtain	Other long-term assets	9,840	8,294
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(127,806)	(138,469)
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other long-term liabilities	(5,613)	(5,522)
During the three months ended September 30, 2023, we recognized $64.4 million of revenues, compared with $50.5 million of revenues for the three months ended September 30, 2022, that was included in a previously recorded contract liability as of the beginning of the period.
Note 5 – Inventories
Inventories consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Materials, purchased parts and supplies	$89,063	$78,691
Work in process	19,774	21,894
Finished goods	32,043	30,006
Total	$140,880	$130,591
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
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of September 30, 2023. Proceeds from the sold receivables are reflected in operating cash flows on the statement of cash flows.

MARPA activity consisted of the following (in thousands):

	As of and for the Three Months Ended September 30,
	2023	2022
Beginning balance:	$200,000	$157,785
Sales of receivables	695,260	737,873
Cash collections	(718,427)	(735,969)
Outstanding balance sold to Purchaser: (1)	176,833	159,689
Cash collected, not remitted to Purchaser (2)	(80,542)	(24,550)
Remaining sold receivables	$96,291	$135,139
__________________________________________________
(1)For the three months ended September 30, 2023 and 2022, the Company recorded a net cash outflow of $23.2 million and a net cash inflow of $1.9 million in its cash flows from operating activities, respectively, from sold receivables. MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.
(2)Includes the cash collected on behalf of but not yet remitted to Purchaser as of September 30, 2023 and 2022. This balance is included in other accrued expenses and current liabilities as of the balance sheet date.
Note 7 – Debt
Long-term debt consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Bank credit facility – term loans	$1,171,406	$1,179,063
Bank credit facility – revolver loans	625,000	525,000
Principal amount of long-term debt	1,796,406	1,704,063
Less unamortized discounts and debt issuance costs	(7,135)	(7,682)
Total long-term debt	1,789,271	1,696,381
Less current portion	(53,594)	(45,938)
Long-term debt, net of current portion	$1,735,677	$1,650,443
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
The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,975.0 million. As of September 30, 2023, the Company had $625.0 million outstanding under the Revolving Facility and no borrowings on the swing line. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.
The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of September 30, 2023, the Company had $1,171.4 million outstanding under the Term Loan.
The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Secured Overnight Financing Rate (SOFR) rate plus, in each case, an applicable rate based upon the Company’s consolidated total net leverage ratio. As of September 30, 2023, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 4.92%.
The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility. As of September 30, 2023, the Company was in compliance with all of the financial covenants. A majority of the Company’s assets serve as collateral under the Credit Facility.
All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.

Cash Flow Hedges
The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations. The Company has entered into several floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1,100.0 million which hedge a portion of the Company’s floating rate indebtedness. The swaps mature at various dates through 2028. The Company has designated the swaps as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Realized gains and losses in connection with each required interest payment are reclassified from accumulated other comprehensive income or loss to interest expense. The Company does not hold or issue derivative financial instruments for trading purposes.
The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Gain recognized in other comprehensive income	$12,173	$15,586
Amounts reclassified to earnings from accumulated other comprehensive loss	(6,741)	(57)
Net current period other comprehensive income	$5,432	$15,529
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
Note 9 – Earnings Per Share
Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2023	2022
Net income	$86,047	$89,125
Weighted-average number of basic shares outstanding during the period	22,647	23,420
Dilutive effect of RSUs after application of treasury stock method	247	258
Weighted-average number of diluted shares outstanding during the period	22,894	23,678
Basic earnings per share	$3.80	$3.81
Diluted earnings per share	$3.76	$3.76

Share Repurchases
On January 26, 2023, the Company’s Board of Directors authorized a share repurchase program of up to $750.0 million of the Company’s common stock (the "2023 Repurchase Program").
On January 30, 2023, CACI entered into an Accelerated Share Repurchase (ASR) Agreement with Citibank, N.A (Citibank). Under the ASR Agreement, we paid $250.0 million to Citibank and received an initial delivery of approximately 0.7 million shares of our common stock, which became treasury shares. On August 4, 2023, the ASR was completed and an additional 0.1 million shares of common stock were received which became treasury shares. In total, 0.8 million shares were repurchased at an average price per share of $303.57.
In addition to the ASR, during the three months ended September 30, 2023, CACI repurchased 0.4 million shares of its outstanding common stock for $137.6 million on the open market at an average share price of $319.24 including commissions paid. The total remaining authorization for future common share repurchases under the 2023 Repurchase Program was $349.7 million as of September 30, 2023.
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
During fiscal year 2023, a provision of the Tax Cuts and Jobs Act of 2017 (TCJA) went into effect which eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to capitalize and amortize such costs over five years. Based upon our interpretation of the law as currently enacted, we estimate that the fiscal 2024 impact will result in increases of $75.3 million to both our income taxes payable and net deferred tax assets. We also estimate a fiscal 2024 increase to our liability for unrecognized tax benefits of $72.9 million, with a corresponding increase to net deferred tax assets. Although it is possible that Congress amends this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. For the three months ended September 30, 2023, the Company recognized a $13.0 million increase in our liability for unrecognized tax benefits and a $13.4 million increase in income taxes payable, with corresponding increases to net deferred tax assets.
The Company’s effective income tax rate was 23.0% and 23.6% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rates for the three months ended September 30, 2023, and 2022 were favorably impacted by research and development tax credits, partially offset by the unfavorable impacts of certain executive compensation.
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
The Company evaluates the performance of its operating segments based on net income. Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Revenues:
Domestic	$1,795,168	$1,558,895
International	54,979	46,864
Total revenues	$1,850,147	$1,605,759

Net income:
Domestic	$76,544	$80,553
International	9,503	8,572
Total net income	$86,047	$89,125

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
The financial instruments measured at fair value on a recurring basis consist of the following (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	September 30, 2023	June 30, 2023
			Fair Value
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$2,363	$17
Interest rate swap agreements	Other long-term assets	Level 2	$48,228	$43,283
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
Overview
The Company provides distinctive Expertise and differentiated Technology to customers in support of national security and government modernization.
•Expertise – We deliver talent with the specific technical and functional knowledge to support internal agency operations. Examples include functional software development expertise, data and business analysis, and IT operations support. We deliver talent with technical and domain knowledge to support the execution of an agency’s mission. Examples include engineering expertise such as naval architecture, marine engineering, and life cycle support; and mission support expertise such as intelligence and special operations support, and network and exploitation analysis.

•Technology – CACI provides software development at scale using open modern architectures, DevSecOps, and agile methodologies; and advanced data platforms, data operations and analyst-centric analytics including application of Artificial Intelligence and multi-source analysis. We provide Network and IT modernization; Commercial Solutions for Classified (CSfC); the customization, implementation, and maintenance of commercial-off-the-shelf (COTS) and enterprise resource planning (ERP) systems including financial, human capital, and supply chain management systems; and cyber security active defense and zero trust architectures. We develop and deploy multi-domain offerings for signals intelligence, resilient communications, free space optical communications, electronic warfare including Counter-UAS, cyber operations, and Radio Frequency (RF) spectrum awareness, agility and usage. CACI invests ahead of customer need with research and development to generate unique intellectual property and differentiated technology addressing critical national security and government modernization needs.
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
Depending on their scope, duration, and other factors, CRs can negatively impact our business due to delays in new program starts, delays in contract award decisions, and other factors. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. Were a shutdown to occur, it could have adverse consequences to our business and our industry. We continuously review our operations in an attempt to identify programs potentially at risk from CRs and shutdowns so that we can consider appropriate contingency plans.
Market Environment
We provide Expertise and Technology to government customers. We believe that the total addressable market for our offerings is sufficient to support the Company's plans and is expected to continue to grow over the next several years. Approximately 70% of our revenue comes from defense-related customers, including those in the Intelligence Community (IC), with additional revenue coming from non-defense IC, homeland security, and other federal civilian customers.
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
Results of Operations for the Three Months Ended September 30, 2023 and 2022
The following table provides our results of operations (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
	Dollars			Percent
Revenues	$1,850,147	$1,605,759	$244,388	15.2%
Costs of revenues:
Direct costs	1,272,918	1,055,772	217,146	20.6
Indirect costs and selling expenses	404,633	382,081	22,552	5.9
Depreciation and amortization	35,247	35,103	144	0.4
Total costs of revenues	1,712,798	1,472,956	239,842	16.3
Income from operations	137,349	132,803	4,546	3.4
Interest expense and other, net	25,571	16,193	9,378	57.9
Income before income taxes	111,778	116,610	(4,832)	(4.1)
Income taxes	25,731	27,485	(1,754)	(6.4)
Net income	$86,047	$89,125	$(3,078)	(3.5)
Revenues. The increase in revenues for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily attributable to new contract awards and growth on existing programs.
The following table summarizes revenues by customer type with related percentages of revenues for the three months ended September 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
	Dollars			Percent
Department of Defense	$1,352,306	$1,095,320	$256,986	23.5%
Federal Civilian Agencies	407,344	424,087	(16,743)	(3.9)
Commercial and other	90,497	86,352	4,145	4.8
Total	$1,850,147	$1,605,759	$244,388	15.2%
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
Direct Costs. The increase in direct costs for the three months ended September 30, 2023, as compared to the prior year period, was primarily attributable to direct labor costs from organic growth on existing programs and higher materials and other direct costs. As a percentage of revenue, direct costs were 68.8% and 65.7% for the three months ended September 30, 2023 and 2022, respectively. Direct costs include direct labor, subcontractor costs, materials, and other direct costs.
Indirect Costs and Selling Expenses. As a percentage of revenue, indirect costs and selling expenses were 21.9% and 23.8% for the three months ended September 30, 2023 and 2022, respectively, driven by cost efficiencies across the Company.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2023 was consistent with the prior year period, increasing $0.1 million or 0.4%.

Interest Expense and Other, Net. The increase in interest expense and other, net for the three months ended September 30, 2023, as compared to the prior year period, was primarily attributable to higher interest rates on outstanding debt.
Income Tax Expense. The Company’s effective income tax rate was 23.0% and 23.6% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rates for the three months ended September 30, 2023, and 2022 were favorably impacted by research and development tax credits, partially offset by the unfavorable impacts of certain executive compensation.
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
As of September 30, 2023, the Company had total backlog of $26.7 billion, compared with $24.9 billion a year ago, an increase of 7.2%. Funded backlog as of September 30, 2023 was $4.2 billion. The total backlog consists of remaining performance obligations (see Note 4) plus unexercised options.
There is no assurance that all funded or potential contract value will result in revenues being recognized. The Company continues to monitor backlog as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, early terminations, or other factors. Based on this analysis, an adjustment to the period end balance may be required.
Liquidity and Capital Resources
Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our MARPA (as defined and discussed in Note 6) and available borrowings under our Credit Facility (as defined in Note 7).
The Company has a $3,200.0 million Credit Facility, which consists of a $1,975.0 million Revolving Facility and a $1,225.0 million Term Loan. The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. As of September 30, 2023, we had $625.0 million outstanding under the Revolving Facility and no borrowings on the swing line.
The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of September 30, 2023, $1,171.4 million was outstanding under the Term Loan.
The interest rates applicable to loans under the Credit Facility are floating interest rates that, at our option, equal a base rate or a SOFR rate plus, in each case, an applicable margin based upon our consolidated total net leverage ratio.
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
During fiscal year 2023, a provision of the TCJA went into effect which eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to capitalize and amortize such costs over five years. This provision is expected to decrease fiscal year 2024 cash flows from operations by $75.3 million. Although it is possible that Congress amends this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. The future impact of this provision will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively, any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of future research and development expenses paid or incurred (among other factors).

A summary of the change in cash and cash equivalents is presented below (in thousands):

	Three Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$70,088	$144,843
Net cash used in investing activities	(12,364)	(12,771)
Net cash used in financing activities	(45,561)	(106,096)
Effect of exchange rate changes on cash and cash equivalents	(2,393)	(4,144)
Net change in cash and cash equivalents	$9,770	$21,832
Net cash provided by operating activities decreased $74.8 million for the three months ended September 30, 2023, when compared to the three months ended September 30, 2022, as a result of $71.3 million in net unfavorable changes in operating assets and liabilities driven by increased revenue volume and the timing of vendor payments and a $25.1 million decrease in cash received from the Company's MARPA, partially offset by a $21.6 million increase in net income after adding back non-cash adjustments.
Net cash used in investing activities decreased by $0.4 million for the three months ended September 30, 2023, when compared to the three months ended September 30, 2022.
Net cash used in financing activities decreased $60.5 million for the three months ended September 30, 2023, when compared to the three months ended September 30, 2022, primarily as a result of a $198.0 million increase in net borrowings under our Credit Facility, partially offset by a $137.7 million increase in repurchases of our common stock.
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
Critical Accounting Policies
There have been no significant changes to the Company’s critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no material off-balance sheet financing arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1,100.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the three months ended September 30, 2023 would have fluctuated by approximately $1.8 million.
Approximately 3.0% and 2.9% of our total revenues during the three months ended September 30, 2023, and 2022, respectively, were derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2023, we held a combination of euros and pounds sterling in the U.K. and the Netherlands equivalent to approximately $66.1 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at September 30, 2023.
The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Al Shimari, et al. v. L-3 Services, Inc. et al.
Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2023 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio. The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc. Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees.
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
On July 31, 2023, the District Court denied the July 23, 2021 motion to dismiss and the July 18, 2022 motion to dismiss. On September 7, 2023, CACI filed a petition for a writ of mandamus with the U.S. Court of Appeals for the Fourth Circuit, asserting that the District Court had disregarded binding precedent and asking the Court of Appeals to dismiss the action for lack of subject matter jurisdiction. On September 13, 2023, the Court of Appeals issued an Order requiring the plaintiffs to respond to the petition. On September 25, 2023, the plaintiffs filed their response to CACI’s petition, opposing the relief sought. On October 2, 2023, the District Court entered an Order setting the case for a jury trial on April 15, 2024.
Abbass, et al v. CACI Premier Technology, Inc. and CACI International Inc, Case No. 1:13CV1186-LMB/JFA (EDVA)
Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2023 for the most recently filed information concerning the suit filed in the United States District Court for the Eastern District of Virginia. The lawsuit names CACI International Inc and CACI Premier Technology, Inc. as Defendants. Plaintiffs seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.
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
Item 1A. Risk Factors
Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2023. There have been no material changes from the risk factors described in that report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2023	8,067	$344.80	8,067	1,852,435
August 2023	186,371	339.72	186,371	1,666,064
September 2023	390,369	318.33	390,369	1,275,695
Total	584,807	$325.52	584,807
__________________________________________________
(1) Number of shares determined based on the closing price of $313.93 as of September 30, 2023.
Refer to Note 9 – Earnings Per Share for further information on CACI’s share repurchase program.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

CACI International Inc
Registrant

Date: October 26, 2023	By:	/s/ John S. Mengucci
John S. Mengucci President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 26, 2023	By:	/s/ Jeffrey D. MacLauchlan
Jeffrey D. MacLauchlan Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)