Form 10-Q
period 2023-12-31
CACI INTERNATIONAL INC /DE/
filed 2024-01-25
CIK 16058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of January 11, 2024, there were 22,285,108 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenues	$1,833,934	$1,649,416	$3,684,081	$3,255,175
Costs of revenues:
Direct costs	1,255,251	1,094,314	2,528,169	2,150,086
Indirect costs and selling expenses	409,355	388,303	813,988	770,384
Depreciation and amortization	36,023	35,932	71,270	71,035
Total costs of revenues	1,700,629	1,518,549	3,413,427	2,991,505
Income from operations	133,305	130,867	270,654	263,670
Interest expense and other, net	27,519	19,942	53,090	36,135
Income before income taxes	105,786	110,925	217,564	227,535
Income taxes	21,916	23,824	47,647	51,309
Net income	$83,870	$87,101	$169,917	$176,226
Basic earnings per share	$3.76	$3.71	$7.56	$7.51
Diluted earnings per share	$3.74	$3.68	$7.50	$7.44
Weighted-average basic shares outstanding	22,282	23,506	22,464	23,463
Weighted-average diluted shares outstanding	22,407	23,676	22,650	23,677
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net income	$83,870	$87,101	$169,917	$176,226
Other comprehensive income (loss):
Foreign currency translation adjustment	11,446	17,123	2,245	(366)
Change in fair value of interest rate swap agreements, net of tax	(19,222)	(1,516)	(13,790)	14,013
Total other comprehensive income (loss), net of tax	(7,776)	15,607	(11,545)	13,647
Comprehensive income	$76,094	$102,708	$158,372	$189,873
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$128,851	$115,776
Accounts receivable, net	947,452	894,946
Prepaid expenses and other current assets	227,501	199,315
Total current assets	1,303,804	1,210,037
Goodwill	4,106,113	4,084,705
Intangible assets, net	474,964	507,835
Property, plant and equipment, net	190,199	199,519
Operating lease right-of-use assets	309,084	312,989
Supplemental retirement savings plan assets	97,559	96,739
Accounts receivable, long-term	12,409	11,857
Other long-term assets	164,310	177,127
Total assets	$6,658,442	$6,600,808
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$61,250	$45,938
Accounts payable	298,544	198,177
Accrued compensation and benefits	248,187	372,354
Other accrued expenses and current liabilities	378,145	377,502
Total current liabilities	986,126	993,971
Long-term debt, net of current portion	1,713,413	1,650,443
Supplemental retirement savings plan obligations, net of current portion	112,514	104,912
Deferred income taxes	55,293	120,545
Operating lease liabilities, noncurrent	323,919	329,432
Other long-term liabilities	231,553	177,171
Total liabilities	$3,422,818	$3,376,474
COMMITMENTS AND CONTINGENCIES (NOTE 9)
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock $0.10 par value, 80,000 shares authorized; 43,027 shares issued and 22,285 outstanding at December 31, 2023 and 42,923 shares issued and 22,797 outstanding at June 30, 2023	4,303	4,292
Additional paid-in capital	602,613	546,334
Retained earnings	4,110,533	3,940,616
Accumulated other comprehensive loss	(16,596)	(5,051)
Treasury stock, at cost (20,742 and 20,126 shares, respectively)	(1,465,364)	(1,261,992)
Total CACI shareholders’ equity	3,235,489	3,224,199
Noncontrolling interest	135	135
Total shareholders’ equity	3,235,624	3,224,334
Total liabilities and shareholders’ equity	$6,658,442	$6,600,808
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$169,917	$176,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,270	71,035
Amortization of deferred financing costs	1,095	1,126
Non-cash lease expense	33,835	34,909
Stock-based compensation expense	22,949	20,196
Deferred income taxes	(25,770)	(48,320)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(50,642)	55,518
Prepaid expenses and other assets	(28,703)	(30,322)
Accounts payable and other accrued expenses	90,769	28,157
Accrued compensation and benefits	(124,640)	(59,917)
Income taxes payable and receivable	2,879	(5,110)
Operating lease liabilities	(38,206)	(40,050)
Long-term liabilities	17,099	3,642
Net cash provided by operating activities	141,852	207,090
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(29,410)	(25,670)
Acquisitions of businesses, net of cash acquired	(10,869)	—
Other	1,974	—
Net cash used in investing activities	(38,305)	(25,670)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	1,531,500	1,101,500
Principal payments made under bank credit facilities	(1,454,313)	(1,269,813)
Proceeds from employee stock purchase plans	5,848	5,288
Repurchases of common stock	(155,765)	(5,286)
Payment of taxes for equity transactions	(18,061)	(13,269)
Net cash used in financing activities	(90,791)	(181,580)
Effect of exchange rate changes on cash and cash equivalents	319	94
Net change in cash and cash equivalents	13,075	(66)
Cash and cash equivalents, beginning of period	115,776	114,804
Cash and cash equivalents, end of period	$128,851	$114,738
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$60,381	$100,400
Cash paid during the period for interest	$46,986	$27,654
Non-cash financing and investing activities:
Accrued capital expenditures	$1,769	$736
Landlord sponsored tenant incentives	$2,693	$1,908
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares Amount		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at September 30, 2023	42,929	$4,293	$594,885	$4,026,663	$(8,820)	20,703	$(1,453,123)	$3,163,898	$135	$3,164,033
Net income	—	—	—	83,870	—	—	—	83,870	—	83,870
Stock-based compensation expense	—	—	12,925	—	—	—	—	12,925	—	12,925
Tax withholdings on restricted share vestings	98	10	(17,341)	—	—	—	—	(17,331)	—	(17,331)
Other comprehensive loss, net of tax	—	—	—	—	(7,776)	—	—	(7,776)	—	(7,776)
Repurchases of common stock	—	—	12,144	—	—	48	(14,932)	(2,788)	—	(2,788)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(9)	2,691	2,691	—	2,691
Balance at December 31, 2023	43,027	$4,303	$602,613	$4,110,533	$(16,596)	20,742	$(1,465,364)	$3,235,489	$135	$3,235,624

Balance at September 30, 2022	42,826	$4,283	$579,511	$3,645,006	$(33,036)	19,404	$(1,047,329)	$3,148,435	$135	$3,148,570
Net income	—	—	—	87,101	—	—	—	87,101	—	87,101
Stock-based compensation expense	—	—	11,757	—	—	—	—	11,757	—	11,757
Tax withholdings on restricted share vestings	85	8	(12,679)	—	—	—	—	(12,671)	—	(12,671)
Other comprehensive income, net of tax	—	—	—	—	15,607	—	—	15,607	—	15,607
Repurchases of common stock	—	—	(143)	—	—	10	(2,496)	(2,639)	—	(2,639)
Treasury stock issued under stock purchase plans	—	—	24	—	—	(10)	2,497	2,521	—	2,521
Balance at December 31, 2022	42,911	$4,291	$578,470	$3,732,107	$(17,429)	19,404	$(1,047,328)	$3,250,111	$135	$3,250,246

Balance at June 30, 2023	42,923	$4,292	$546,334	$3,940,616	$(5,051)	20,126	$(1,261,992)	$3,224,199	$135	$3,224,334
Net income	—	—	—	169,917	—	—	—	169,917	—	169,917
Stock-based compensation expense	—	—	22,949	—	—	—	—	22,949	—	22,949
Tax withholdings on restricted share vestings	104	11	(17,939)	—	—	—	—	(17,928)	—	(17,928)
Other comprehensive loss, net of tax	—	—	—	—	(11,545)	—	—	(11,545)	—	(11,545)
Repurchases of common stock	—	—	51,231	—	—	633	(208,676)	(157,445)	—	(157,445)
Treasury stock issued under stock purchase plans	—	—	38	—	—	(17)	5,304	5,342	—	5,342
Balance at December 31, 2023	43,027	$4,303	$602,613	$4,110,533	$(16,596)	20,742	$(1,465,364)	$3,235,489	$135	$3,235,624

Balance at June 30, 2022	42,820	$4,282	$571,650	$3,555,881	$(31,076)	19,404	$(1,047,329)	$3,053,408	$135	$3,053,543
Net income	—	—	—	176,226	—	—	—	176,226	—	176,226
Stock-based compensation expense	—	—	20,196	—	—	—	—	20,196	—	20,196
Tax withholdings on restricted share vestings	91	9	(13,115)	—	—	—	—	(13,106)	—	(13,106)
Other comprehensive income, net of tax	—	—	—	—	13,647	—	—	13,647	—	13,647
Repurchases of common stock	—	—	(325)	—	—	19	(4,961)	(5,286)	—	(5,286)
Treasury stock issued under stock purchase plans	—	—	64	—	—	(19)	4,962	5,026	—	5,026
Balance at December 31, 2022	42,911	$4,291	$578,470	$3,732,107	$(17,429)	19,404	$(1,047,328)	$3,250,111	$135	$3,250,246
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of December 31, 2023 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2023. The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.
Note 2 – Recent Accounting Pronouncements
Accounting Standards Updates Issued but Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items in annual and interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impacts of the new standard.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and should be applied prospectively. Retrospective application is permitted. We are currently evaluating the impacts of the new standard.
Accounting Standards Updates Adopted
There have been no recently adopted accounting pronouncements that are material to the Company's consolidated financial statements.
Note 3 – Acquisition
During the second quarter of fiscal 2024, CACI Limited completed the acquisition of a digital transformation business in the United Kingdom that provides user experience, software development and digital optimization expertise to government and commercial organizations. The purchase consideration was approximately $25.5 million, net of cash acquired, which includes initial cash payments, deferred consideration, and estimated contingent consideration. The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $19.9 million to goodwill and $3.6 million to intangible assets. At December 31, 2023, the Company had not finalized the determination of fair values allocated to assets and liabilities.

Note 4 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the six months ended December 31, 2023 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2023	$3,940,064	$144,641	$4,084,705
Goodwill acquired (1)	—	19,280	19,280
Foreign currency translation	418	1,710	2,128
Balance at December 31, 2023	$3,940,482	$165,631	$4,106,113
__________________________________________________
(1)Includes goodwill initially allocated to new business combinations as well as measurement period adjustments, when applicable. The final purchase price allocations for our fiscal 2024 and 2023 acquisitions remain open as of December 31, 2023.
There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets consisted of the following (in thousands):

	December 31, 2023			June 30, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer contracts and related customer relationships	$659,629	$(333,206)	$326,423	$655,877	$(313,745)	$342,132
Acquired technologies	276,746	(128,205)	148,541	277,180	(111,477)	165,703
Total intangible assets	$936,375	$(461,411)	$474,964	$933,057	$(425,222)	$507,835
Amortization expense related to intangible assets was $18.4 million and $36.8 million for the three and six months ended December 31, 2023, respectively, and $19.1 million and $38.2 million for the three and six months ended December 31, 2022, respectively.
Note 5 – Revenues and Contract Balances
Disaggregation of Revenues
The Company disaggregates revenues by contract type, customer type, prime vs. subcontractor, and whether the solution provided is primarily Expertise or Technology. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by contract type were as follows (in thousands):

	Three Months Ended December 31, 2023			Six Months Ended December 31, 2023
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$1,102,474	$—	$1,102,474	$2,236,909	$—	$2,236,909
Fixed-price	485,086	34,458	519,544	952,302	69,319	1,021,621
Time-and-materials	192,448	19,468	211,916	385,965	39,586	425,551
Total	$1,780,008	$53,926	$1,833,934	$3,575,176	$108,905	$3,684,081

	Three Months Ended December 31, 2022			Six Months Ended December 31, 2022
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$953,344	$—	$953,344	$1,888,090	$—	$1,888,090
Fixed-price	478,201	31,155	509,356	926,763	64,366	991,129
Time-and-materials	173,630	13,086	186,716	349,217	26,739	375,956
Total	$1,605,175	$44,241	$1,649,416	$3,164,070	$91,105	$3,255,175

Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended December 31, 2023			Six Months Ended December 31, 2023
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,358,509	$—	$1,358,509	$2,710,815	$—	$2,710,815
Federal civilian agencies	389,942	—	389,942	797,286	—	797,286
Commercial and other	31,557	53,926	85,483	67,075	108,905	175,980
Total	$1,780,008	$53,926	$1,833,934	$3,575,176	$108,905	$3,684,081

	Three Months Ended December 31, 2022			Six Months Ended December 31, 2022
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,160,060	$—	$1,160,060	$2,255,380	$—	$2,255,380
Federal civilian agencies	399,768	—	399,768	823,855	—	823,855
Commercial and other	45,347	44,241	89,588	84,835	91,105	175,940
Total	$1,605,175	$44,241	$1,649,416	$3,164,070	$91,105	$3,255,175
Disaggregated revenues by prime vs. subcontractor were as follows (in thousands):

	Three Months Ended December 31, 2023			Six Months Ended December 31, 2023
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,588,589	$47,788	$1,636,377	$3,189,680	$96,059	$3,285,739
Subcontractor	191,419	6,138	197,557	385,496	12,846	398,342
Total	$1,780,008	$53,926	$1,833,934	$3,575,176	$108,905	$3,684,081

	Three Months Ended December 31, 2022			Six Months Ended December 31, 2022
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,420,367	$40,472	$1,460,839	$2,827,821	$83,328	$2,911,149
Subcontractor	184,808	3,769	188,577	336,249	7,777	344,026
Total	$1,605,175	$44,241	$1,649,416	$3,164,070	$91,105	$3,255,175
Disaggregated revenues by expertise or technology were as follows (in thousands):

	Three Months Ended December 31, 2023			Six Months Ended December 31, 2023
	Domestic	International	Total	Domestic	International	Total
Expertise	$830,647	$18,894	$849,541	$1,687,843	$39,792	$1,727,635
Technology	949,361	35,032	984,393	1,887,333	69,113	1,956,446
Total	$1,780,008	$53,926	$1,833,934	$3,575,176	$108,905	$3,684,081

	Three Months Ended December 31, 2022			Six Months Ended December 31, 2022
	Domestic	International	Total	Domestic	International	Total
Expertise	$725,503	$16,117	$741,620	$1,443,153	$32,670	$1,475,823
Technology	879,672	28,124	907,796	1,720,917	58,435	1,779,352
Total	$1,605,175	$44,241	$1,649,416	$3,164,070	$91,105	$3,255,175
Changes in Estimates
Aggregate net changes in estimates for the three and six months ended December 31, 2023 reflected an increase to income before income taxes of $14.6 million ($0.49 per diluted share) and $17.0 million ($0.56 per diluted share), respectively, compared with $5.8 million ($0.18 per diluted share) and $11.5 million ($0.36 per diluted share), for the three and six months ended December 31, 2022. The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.
Revenues recognized from previously satisfied performance obligations were not material for the three and six months ended December 31, 2023 and 2022, respectively. The change in revenues recognized from previously satisfied performance obligations generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customer’s final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.

Remaining Performance Obligations
As of December 31, 2023, the Company had $9.8 billion of remaining performance obligations and expects to recognize approximately 45% and 65% as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
Contract Balances
Contract balances consisted of the following (in thousands):

Description of Contract Related Balance	Financial Statement Classification	December 31, 2023	June 30, 2023
Billed and billable receivables	Accounts receivable, net	$792,647	$763,547
Contract assets – current unbilled receivables	Accounts receivable, net	154,805	131,399
Contract assets – current costs to obtain	Prepaid expenses and other current assets	5,684	5,163
Contract assets – noncurrent unbilled receivables	Accounts receivable, long-term	12,409	11,857
Contract assets – noncurrent costs to obtain	Other long-term assets	10,598	8,294
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(128,861)	(138,469)
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other long-term liabilities	(5,393)	(5,522)
During the three and six months ended December 31, 2023, we recognized $30.0 million and $94.4 million of revenues, respectively, compared with $7.6 million and $58.1 million of revenues for the three and six months ended December 31, 2022, that was included in a previously recorded contract liability as of the beginning of the period.
Note 6 – Inventories
Inventories consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Materials, purchased parts and supplies	$93,506	$78,691
Work in process	14,142	21,894
Finished goods	30,905	30,006
Total	$138,553	$130,591
Inventories are stated at the lower of cost (average cost or first-in, first-out) or net realizable value and are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.
Note 7 – Sales of Receivables
On December 20, 2023, the Company amended its Master Accounts Receivable Purchase Agreement (MARPA) with MUFG Bank, Ltd. (Purchaser), for the sale of certain designated eligible U.S. government receivables. The amendment extended the term of the MARPA to December 20, 2024. Under the MARPA, the Company can sell eligible receivables, including certain billed and unbilled receivables up to a maximum amount of $250.0 million. The Company’s receivables are sold under the MARPA without recourse for any U.S. government credit risk.
The Company accounts for receivable transfers under the MARPA as sales under ASC 860, Transfers and Servicing, and derecognizes the sold receivables from its balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of December 31, 2023. Proceeds from the sold receivables are reflected in operating cash flows on the statement of cash flows.

MARPA activity consisted of the following (in thousands):

	As of and for the Six Months Ended December 31,
	2023	2022
Beginning balance:	$200,000	$157,785
Sales of receivables	1,518,549	1,460,825
Cash collections	(1,553,194)	(1,418,648)
Outstanding balance sold to Purchaser: (1)	165,355	199,962
Cash collected, not remitted to Purchaser (2)	(55,492)	(59,827)
Remaining sold receivables	$109,863	$140,135
__________________________________________________
(1)For the six months ended December 31, 2023 and 2022, the Company recorded a net cash outflow of $(34.6) million and a net cash inflow of $42.2 million in its cash flows from operating activities, respectively, from sold receivables. MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.
(2)Includes the cash collected on behalf of but not yet remitted to Purchaser as of December 31, 2023 and 2022. This balance is included in other accrued expenses and current liabilities as of the balance sheet date.
Note 8 – Debt
Long-term debt consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Bank credit facility – term loans	$1,163,750	$1,179,063
Bank credit facility – revolver loans	617,500	525,000
Principal amount of long-term debt	1,781,250	1,704,063
Less unamortized discounts and debt issuance costs	(6,587)	(7,682)
Total long-term debt	1,774,663	1,696,381
Less current portion	(61,250)	(45,938)
Long-term debt, net of current portion	$1,713,413	$1,650,443
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
The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,975.0 million. As of December 31, 2023, the Company had $617.5 million outstanding under the Revolving Facility and no borrowings on the swing line. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.
The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of December 31, 2023, the Company had $1,163.8 million outstanding under the Term Loan.
The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Secured Overnight Financing Rate (SOFR) rate plus, in each case, an applicable margin based upon the Company’s consolidated total net leverage ratio. As of December 31, 2023, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 4.96%.
The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility. As of December 31, 2023, the Company was in compliance with all of the financial covenants. A majority of the Company’s assets serve as collateral under the Credit Facility.
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
The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and six months ended December 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Gain (loss) recognized in other comprehensive income	$(12,295)	$904	$(122)	$16,490
Amounts reclassified to earnings from accumulated other comprehensive loss	(6,927)	(2,420)	(13,668)	(2,477)
Net current period other comprehensive income (loss)	$(19,222)	$(1,516)	$(13,790)	$14,013
Note 9 – Legal Proceedings and Other Commitments and Contingencies
Legal Proceedings
The Company is involved in various claims, lawsuits, and administrative proceedings arising in the normal course of business, none of which, based on current information, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Government Contracting
Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services. The DCAA has completed audits of the Company’s annual incurred cost proposals through fiscal year 2022. The Company is still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believes its reserves for such are adequate. Adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows and the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues may be identified, discussed and settled.
Note 10 – Earnings Per Share
Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net income	$83,870	$87,101	$169,917	$176,226
Weighted-average number of basic shares outstanding during the period	22,282	23,506	22,464	23,463
Dilutive effect of RSUs after application of treasury stock method	125	170	186	214
Weighted-average number of diluted shares outstanding during the period	22,407	23,676	22,650	23,677
Basic earnings per share	$3.76	$3.71	$7.56	$7.51
Diluted earnings per share	$3.74	$3.68	$7.50	$7.44
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
In addition to the ASR, during the six months ended December 31, 2023, CACI repurchased 0.5 million shares of its outstanding common stock for $150.0 million on the open market at an average share price of $318.99 including commissions paid. The total remaining authorization for future common share repurchases under the 2023 Repurchase Program was $337.3 million as of December 31, 2023.
Note 11 – Income Taxes
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
During fiscal year 2023, a provision of the Tax Cuts and Jobs Act of 2017 (TCJA) went into effect which eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to capitalize and amortize such costs over five years. Based upon our interpretation of the law as currently enacted, we estimate that the fiscal 2024 impact will result in increases of $75.3 million to both our income taxes payable and net deferred tax assets. We also estimate a fiscal 2024 increase to our liability for unrecognized tax benefits of $72.9 million, with a corresponding increase to net deferred tax assets. Although it is possible that Congress amends this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. For the six months ended December 31, 2023, the Company recognized a $35.8 million increase in our liability for unrecognized tax benefits and a $36.9 million increase in income taxes payable, with corresponding increases to net deferred tax assets.
The Company’s effective income tax rate was 20.7% and 21.9% for the three and six months ended December 31, 2023, respectively, and 21.5% and 22.5% for the three and six months ended December 31, 2022, respectively. The effective tax rates for the three and six months ended December 31, 2023, and 2022 were favorably impacted by research and development tax credits, partially offset by the unfavorable impacts of certain executive compensation.
Note 12 – Business Segments
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
The Company evaluates the performance of its operating segments based on net income. Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenues:
Domestic	$1,780,008	$1,605,175	$3,575,176	$3,164,070
International	53,926	44,241	108,905	91,105
Total revenues	$1,833,934	$1,649,416	$3,684,081	$3,255,175

Net income:
Domestic	$74,759	$80,362	$151,303	$160,915
International	9,111	6,739	18,614	15,311
Total net income	$83,870	$87,101	$169,917	$176,226

Note 13 – Fair Value Measurements
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
The financial instruments measured at fair value on a recurring basis consist of the following (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	December 31, 2023	June 30, 2023
			Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$(2,546)	$—
Contingent consideration	Other long-term liabilities	Level 3	$(8,327)	$—
Interest rate swap agreements	Other long-term liabilities	Level 2	$(250)	$—
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$1,438	$17
Interest rate swap agreements	Other long-term assets	Level 2	$23,600	$43,283
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
The Company recognized contingent consideration liabilities in connection with its current year acquisition, representing potential earnout payments and other contingent payments. The fair values of these liabilities were determined using a valuation model which included an assessment of the most likely outcome, assumptions related to projected earnings of the acquired company and the application of a discount rate when applicable. Fair value of contingent consideration is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the discount. Changes are reflected within indirect costs and selling expenses.
Note 14 – Subsequent Event
On January 11, 2024, the Company entered into an agreement to acquire a business for a purchase price of approximately $67.0 million. The transaction is expected to close during the third quarter of fiscal 2024.

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
Budgetary Environment
We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. On December 29, 2022, the President signed into law the omnibus appropriations bill that provided full-year funding for the government fiscal year (GFY) ending September 30, 2023 (GFY23). Of the total approximately $1.7 trillion in discretionary funding, approximately $858 billion was for national defense and approximately $773 billion was for nondefense, as well as an additional $47 billion of supplemental funding for Ukraine. The defense and nondefense funding levels represent increases of approximately 10% and 6%, respectively, over GFY22 enacted levels. On March 9, 2023, the President released his budget request for GFY24, which called for an increase in defense spending of approximately 3% and an increase in nondefense spending of approximately 8% over GFY23 levels. On June 3, 2023, the President signed into law legislation that suspends the federal debt limit until January 2025 and caps discretionary spending in GFY24 and GFY25. Specifically, GFY24 defense spending is capped at $886 billion, an increase of 3% and in-line with the President’s budget request, and GFY24 nondefense spending is capped at levels similar to GFY22 (though after various adjustments may be essentially flat with GFY23 levels). For GFY25, discretionary spending growth (both defense and nondefense) is capped at 1%. While future levels of defense and nondefense spending are difficult to project, particularly given ongoing budget negotiations in Congress, we believe that there continues to be bipartisan support for defense and national security-related spending, particularly given the heightened current global threat environment.
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
Results of Operations for the Three and six Months Ended December 31, 2023 and 2022
The following table provides our results of operations (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	Change		2023	2022	Change
	Dollars			Percent	Dollars			Percent
Revenues	$1,833,934	$1,649,416	$184,518	11.2%	$3,684,081	$3,255,175	$428,906	13.2%
Costs of revenues:
Direct costs	1,255,251	1,094,314	160,937	14.7	2,528,169	2,150,086	378,083	17.6
Indirect costs and selling expenses	409,355	388,303	21,052	5.4	813,988	770,384	43,604	5.7
Depreciation and amortization	36,023	35,932	91	0.3	71,270	71,035	235	0.3
Total costs of revenues	1,700,629	1,518,549	182,080	12.0	3,413,427	2,991,505	421,922	14.1
Income from operations	133,305	130,867	2,438	1.9	270,654	263,670	6,984	2.6
Interest expense and other, net	27,519	19,942	7,577	38.0	53,090	36,135	16,955	46.9
Income before income taxes	105,786	110,925	(5,139)	(4.6)	217,564	227,535	(9,971)	(4.4)
Income taxes	21,916	23,824	(1,908)	(8.0)	47,647	51,309	(3,662)	(7.1)
Net income	$83,870	$87,101	$(3,231)	(3.7)	$169,917	$176,226	$(6,309)	(3.6)
Revenues. The increase in revenues for the three and six months ended December 31, 2023, as compared to the three and six months ended December 31, 2022, was primarily attributable to new contract awards and growth on existing programs.
The following table summarizes revenues by customer type with related percentages of revenues for the three and six months ended December 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	Change		2023	2022	Change
	Dollars			Percent	Dollars			Percent
Department of Defense	$1,358,509	$1,160,060	$198,449	17.1%	$2,710,815	$2,255,380	$455,435	20.2%
Federal Civilian Agencies	389,942	399,768	(9,826)	(2.5)	797,286	823,855	(26,569)	(3.2)
Commercial and other	85,483	89,588	(4,105)	(4.6)	175,980	175,940	40	—
Total	$1,833,934	$1,649,416	$184,518	11.2%	$3,684,081	$3,255,175	$428,906	13.2%
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
Direct Costs. The increase in direct costs for the three and six months ended December 31, 2023, as compared to the prior year period, was primarily attributable to direct labor costs from organic growth on existing programs and higher materials and other direct costs. As a percentage of revenue, direct costs were 68.4% and 68.6% for the three and six months ended December 31, 2023, respectively, and 66.3% and 66.1% for the three and six months ended December 31, 2022, respectively. Direct costs include direct labor, subcontractor costs, materials, and other direct costs.
Indirect Costs and Selling Expenses. As a percentage of revenue, indirect costs and selling expenses were 22.3% and 22.1% for the three and six months ended December 31, 2023, respectively, and 23.5% and 23.7% for the three and six months ended December 31, 2022, respectively, driven by cost efficiencies across the Company. The increase in indirect costs and selling expenses for the three and six months ended December 31, 2023, as compared to the prior year periods, was primarily attributable to increased expenses due to a larger workforce, resulting in increased fringe benefits, as well as an increase in professional services.

Depreciation and Amortization. Depreciation and amortization for the three and six months ended December 31, 2023 was consistent with the prior year periods.
Interest Expense and Other, Net. The increase in interest expense and other, net for the three and six months ended December 31, 2023, as compared to the prior year period, was primarily attributable to higher interest rates and higher outstanding debt balances.
Income Tax Expense. The Company’s effective income tax rate was 20.7% and 21.9% for the three and six months ended December 31, 2023, respectively, and 21.5% and 22.5% for the three and six months ended December 31, 2022, respectively. The effective tax rates for the three and six months ended December 31, 2023, and 2022 were favorably impacted by research and development tax credits, partially offset by the unfavorable impacts of certain executive compensation.
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
As of December 31, 2023, the Company had total backlog of $26.9 billion, compared with $26.5 billion a year ago, an increase of 1.5%. Funded backlog as of December 31, 2023 was $3.7 billion. The total backlog consists of remaining performance obligations (see Note 5) plus unexercised options.
There is no assurance that all funded or potential contract value will result in revenues being recognized. The Company continues to monitor backlog as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, early terminations, or other factors. Based on this analysis, an adjustment to the period end balance may be required.
Liquidity and Capital Resources
Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our MARPA (as defined and discussed in Note 7) and available borrowings under our Credit Facility (as defined in Note 8).
The Company has a $3,200.0 million Credit Facility, which consists of a $1,975.0 million Revolving Facility and a $1,225.0 million Term Loan. The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. As of December 31, 2023, we had $617.5 million outstanding under the Revolving Facility and no borrowings on the swing line.
The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of December 31, 2023, $1,163.8 million was outstanding under the Term Loan.
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

A summary of the change in cash and cash equivalents is presented below (in thousands):

	Six Months Ended December 31,
	2023	2022
Net cash provided by operating activities	$141,852	$207,090
Net cash used in investing activities	(38,305)	(25,670)
Net cash used in financing activities	(90,791)	(181,580)
Effect of exchange rate changes on cash and cash equivalents	319	94
Net change in cash and cash equivalents	$13,075	$(66)
Net cash provided by operating activities decreased $65.2 million for the six months ended December 31, 2023, when compared to the six months ended December 31, 2022, as a result of a $76.8 million decrease in cash received from the Company's MARPA and $75.0 million in net unfavorable changes primarily in operating assets and liabilities driven by increased revenue volume and the timing of vendor payments, partially offset by a $40.0 million reduction in income tax payments and a $46.6 million reduction in CARES Act payroll tax payments.
Net cash used in investing activities increased by $12.6 million for the six months ended December 31, 2023, when compared to the six months ended December 31, 2022 primarily due to a $10.9 million increase in payments for business acquisitions.
Net cash used in financing activities decreased $90.8 million for the six months ended December 31, 2023, when compared to the six months ended December 31, 2022, primarily as a result of a $245.5 million increase in net borrowings under our Credit Facility, partially offset by a $150.5 million increase in cash used to repurchase our common stock.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1,100.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the six months ended December 31, 2023 would have fluctuated by approximately $3.8 million.
Approximately 3.0% and 2.8% of our total revenues during the six months ended December 31, 2023, and 2022, respectively, were derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2023, we held a combination of euros and pounds sterling in the U.K. and the Netherlands equivalent to approximately $67.0 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at December 31, 2023.
The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023.

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
On July 31, 2023, the District Court denied the July 23, 2021 motion to dismiss and the July 18, 2022 motion to dismiss. On September 7, 2023, CACI filed a petition for a writ of mandamus with the U.S. Court of Appeals for the Fourth Circuit, asserting that the District Court had disregarded binding precedent and asking the Court of Appeals to dismiss the action for lack of subject matter jurisdiction. On September 13, 2023, the Court of Appeals issued an Order requiring the plaintiffs to respond to the petition. On September 25, 2023, the plaintiffs filed their response to CACI’s petition, opposing the relief sought. On October 2, 2023, the District Court entered an Order setting the case for a jury trial on April 15, 2024. On November 2, 2023, the Court of Appeals denied without opinion the petition for a writ of mandamus.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2023	48,321	$318.72	48,321	1,194,146
November 2023	—	—	—	1,194,146
December 2023	—	—	—	1,194,146
Total	48,321	$318.72	48,321
__________________________________________________
(1) Number of shares determined based on the closing price of $323.86 as of December 31, 2023.
Refer to Note 10 – Earnings Per Share for further information on CACI’s share repurchase program.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	Amendment No. 5 to the Master Accounts Receivable Purchase Agreement dated December 20, 2023, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 27, 2023	10.1

10.2	Form of RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan.	X

10.3	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan.	X

31.1	Section 302 Certification John S. Mengucci	X

31.2	Section 302 Certification Jeffrey D. MacLauchlan	X

32.1	Section 906 Certification John S. Mengucci	X

32.2	Section 906 Certification Jeffrey D. MacLauchlan	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: January 25, 2024	By:	/s/ John S. Mengucci
John S. Mengucci President, Chief Executive Officer and Director (Principal Executive Officer)

Date: January 25, 2024	By:	/s/ Jeffrey D. MacLauchlan
Jeffrey D. MacLauchlan Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: January 25, 2024	By:	/s/ Eric F. Blazer
Eric F. Blazer Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)