Form 10-Q
period 2024-03-31
CACI INTERNATIONAL INC /DE/
filed 2024-04-24
CIK 16058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of April 11, 2024, there were 22,296,410 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenues	$1,937,456	$1,744,270	$5,621,537	$4,999,445
Costs of revenues:
Direct costs	1,290,903	1,143,781	3,819,072	3,293,867
Indirect costs and selling expenses	430,134	410,235	1,244,122	1,180,619
Depreciation and amortization	35,115	35,220	106,385	106,255
Total costs of revenues	1,756,152	1,589,236	5,169,579	4,580,741
Income from operations	181,304	155,034	451,958	418,704
Interest expense and other, net	27,668	23,570	80,758	59,705
Income before income taxes	153,636	131,464	371,200	358,999
Income taxes	38,286	30,722	85,933	82,031
Net income	$115,350	$100,742	$285,267	$276,968
Basic earnings per share	$5.17	$4.37	$12.73	$11.87
Diluted earnings per share	$5.13	$4.33	$12.63	$11.76
Weighted-average basic shares outstanding	22,292	23,055	22,407	23,329
Weighted-average diluted shares outstanding	22,478	23,277	22,593	23,546
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net income	$115,350	$100,742	$285,267	$276,968
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,500)	4,025	(1,255)	3,659
Change in fair value of interest rate swap agreements, net of tax	7,373	(10,001)	(6,417)	4,012
Total other comprehensive income (loss), net of tax	3,873	(5,976)	(7,672)	7,671
Comprehensive income	$119,223	$94,766	$277,595	$284,639
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$159,226	$115,776
Accounts receivable, net	1,013,677	894,946
Prepaid expenses and other current assets	220,623	199,315
Total current assets	1,393,526	1,210,037
Goodwill	4,138,450	4,084,705
Intangible assets, net	490,004	507,835
Property, plant and equipment, net	188,226	199,519
Operating lease right-of-use assets	303,926	312,989
Supplemental retirement savings plan assets	98,962	96,739
Accounts receivable, long-term	12,557	11,857
Other long-term assets	178,733	177,127
Total assets	$6,804,384	$6,600,808
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$61,250	$45,938
Accounts payable	363,451	198,177
Accrued compensation and benefits	257,485	372,354
Other accrued expenses and current liabilities	402,656	377,502
Total current liabilities	1,084,842	993,971
Long-term debt, net of current portion	1,631,150	1,650,443
Supplemental retirement savings plan obligations, net of current portion	112,455	104,912
Deferred income taxes	36,616	120,545
Operating lease liabilities, noncurrent	321,324	329,432
Other long-term liabilities	252,633	177,171
Total liabilities	$3,439,020	$3,376,474
COMMITMENTS AND CONTINGENCIES (NOTE 9)
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock $0.10 par value, 80,000 shares authorized; 43,037 shares issued and 22,296 outstanding at March 31, 2024 and 42,923 shares issued and 22,797 outstanding at June 30, 2023	4,304	4,292
Additional paid-in capital	613,090	546,334
Retained earnings	4,225,883	3,940,616
Accumulated other comprehensive loss	(12,723)	(5,051)
Treasury stock, at cost (20,740 and 20,126 shares, respectively)	(1,465,325)	(1,261,992)
Total CACI shareholders’ equity	3,365,229	3,224,199
Noncontrolling interest	135	135
Total shareholders’ equity	3,365,364	3,224,334
Total liabilities and shareholders’ equity	$6,804,384	$6,600,808
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$285,267	$276,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,385	106,255
Amortization of deferred financing costs	1,644	1,688
Non-cash lease expense	50,765	52,293
Stock-based compensation expense	35,016	30,564
Deferred income taxes	(36,231)	(84,794)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(109,617)	(80,116)
Prepaid expenses and other assets	(24,254)	(42,137)
Accounts payable and other accrued expenses	179,922	62,116
Accrued compensation and benefits	(117,580)	(62,522)
Income taxes payable and receivable	2,483	28,825
Operating lease liabilities	(55,111)	(58,667)
Long-term liabilities	21,434	5,481
Net cash provided by operating activities	340,123	235,954
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(41,091)	(40,844)
Acquisitions of businesses, net of cash acquired	(81,577)	—
Other	1,974	1,626
Net cash used in investing activities	(120,694)	(39,218)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	2,421,000	2,384,000
Principal payments made under bank credit facilities	(2,426,625)	(2,314,969)
Proceeds from employee stock purchase plans	8,374	7,638
Repurchases of common stock	(158,426)	(270,449)
Payment of taxes for equity transactions	(19,945)	(14,115)
Net cash used in financing activities	(175,622)	(207,895)
Effect of exchange rate changes on cash and cash equivalents	(357)	3,144
Net change in cash and cash equivalents	43,450	(8,015)
Cash and cash equivalents, beginning of period	115,776	114,804
Cash and cash equivalents, end of period	$159,226	$106,789
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$101,965	$131,114
Cash paid during the period for interest	$71,089	$47,941
Non-cash financing and investing activities:
Accrued capital expenditures	$1,000	$4,803
Landlord sponsored tenant incentives	$9,183	$3,883
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares Amount		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at December 31, 2023	43,027	$4,303	$602,613	$4,110,533	$(16,596)	20,742	$(1,465,364)	$3,235,489	$135	$3,235,624
Net income	—	—	—	115,350	—	—	—	115,350	—	115,350
Stock-based compensation expense	—	—	12,067	—	—	—	—	12,067	—	12,067
Tax withholdings on restricted share vestings	10	1	(1,783)	—	—	—	—	(1,782)	—	(1,782)
Other comprehensive income, net of tax	—	—	—	—	3,873	—	—	3,873	—	3,873
Repurchases of common stock	—	—	(134)	—	—	8	(2,492)	(2,626)	—	(2,626)
Treasury stock issued under stock purchase plans	—	—	327	—	—	(10)	2,531	2,858	—	2,858
Balance at March 31, 2024	43,037	$4,304	$613,090	$4,225,883	$(12,723)	20,740	$(1,465,325)	$3,365,229	$135	$3,365,364

Balance at December 31, 2022	42,911	$4,291	$578,470	$3,732,107	$(17,429)	19,404	$(1,047,328)	$3,250,111	$135	$3,250,246
Net income	—	—	—	100,742	—	—	—	100,742	—	100,742
Stock-based compensation expense	—	—	10,368	—	—	—	—	10,368	—	10,368
Tax withholdings on restricted share vestings	8	1	(976)	—	—	—	—	(975)	—	(975)
Other comprehensive loss, net of tax	—	—	—	—	(5,976)	—	—	(5,976)	—	(5,976)
Repurchases of common stock	—	—	(50,089)	—	—	731	(217,026)	(267,115)	—	(267,115)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(9)	2,350	2,350	—	2,350
Balance at March 31, 2023	42,919	$4,292	$537,773	$3,832,849	$(23,405)	20,126	$(1,262,004)	$3,089,505	$135	$3,089,640

Balance at June 30, 2023	42,923	$4,292	$546,334	$3,940,616	$(5,051)	20,126	$(1,261,992)	$3,224,199	$135	$3,224,334
Net income	—	—	—	285,267	—	—	—	285,267	—	285,267
Stock-based compensation expense	—	—	35,016	—	—	—	—	35,016	—	35,016
Tax withholdings on restricted share vestings	114	12	(19,722)	—	—	—	—	(19,710)	—	(19,710)
Other comprehensive loss, net of tax	—	—	—	—	(7,672)	—	—	(7,672)	—	(7,672)
Repurchases of common stock	—	—	51,097	—	—	641	(211,168)	(160,071)	—	(160,071)
Treasury stock issued under stock purchase plans	—	—	365	—	—	(27)	7,835	8,200	—	8,200
Balance at March 31, 2024	43,037	$4,304	$613,090	$4,225,883	$(12,723)	20,740	$(1,465,325)	$3,365,229	$135	$3,365,364

Balance at June 30, 2022	42,820	$4,282	$571,650	$3,555,881	$(31,076)	19,404	$(1,047,329)	$3,053,408	$135	$3,053,543
Net income	—	—	—	276,968	—	—	—	276,968	—	276,968
Stock-based compensation expense	—	—	30,564	—	—	—	—	30,564	—	30,564
Tax withholdings on restricted share vestings	99	10	(14,091)	—	—	—	—	(14,081)	—	(14,081)
Other comprehensive income, net of tax	—	—	—	—	7,671	—	—	7,671	—	7,671
Repurchases of common stock	—	—	(50,414)	—	—	750	(221,987)	(272,401)	—	(272,401)
Treasury stock issued under stock purchase plans	—	—	64	—	—	(28)	7,312	7,376	—	7,376
Balance at March 31, 2023	42,919	$4,292	$537,773	$3,832,849	$(23,405)	20,126	$(1,262,004)	$3,089,505	$135	$3,089,640
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of March 31, 2024 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2023. The results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.
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
Note 3 – Acquisition
During the third quarter of fiscal 2024, CACI completed the acquisition of a company specializing in modern human capital management, business systems, and mission solutions for the intelligence community. The purchase consideration was approximately $67.2 million, net of cash acquired, which includes initial cash payments and deferred consideration. The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $34.6 million to goodwill and $33.7 million to intangible assets. At March 31, 2024, the Company had not finalized the determination of fair values allocated to assets and liabilities.
During the second quarter of fiscal 2024, CACI Limited completed the acquisition of a digital transformation business in the United Kingdom that provides user experience, software development and digital optimization expertise to government and commercial organizations. The purchase consideration was approximately $25.2 million, net of cash acquired, which includes initial cash payments, deferred consideration, and estimated contingent consideration. The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $19.9 million to goodwill and $3.6 million to intangible assets. At March 31, 2024, the Company had not finalized the determination of fair values allocated to assets and liabilities.

Note 4 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended March 31, 2024 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2023	$3,940,064	$144,641	$4,084,705
Goodwill acquired (1)	34,596	19,238	53,834
Foreign currency translation	(318)	229	(89)
Balance at March 31, 2024	$3,974,342	$164,108	$4,138,450
__________________________________________________
(1)Includes goodwill initially allocated to new business combinations as well as measurement period adjustments, when applicable. The final purchase price allocations for our fiscal 2024 and 2023 acquisitions remain open as of March 31, 2024.
There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets consisted of the following (in thousands):

	March 31, 2024			June 30, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer contracts and related customer relationships	$692,925	$(342,974)	$349,951	$655,877	$(313,745)	$342,132
Acquired technologies	271,282	(131,229)	140,053	277,180	(111,477)	165,703
Total intangible assets	$964,207	$(474,203)	$490,004	$933,057	$(425,222)	$507,835
Amortization expense related to intangible assets was $18.4 million and $55.1 million for the three and nine months ended March 31, 2024, respectively, and $18.6 million and $56.8 million for the three and nine months ended March 31, 2023, respectively.
Note 5 – Revenues and Contract Balances
Disaggregation of Revenues
The Company disaggregates revenues by contract type, customer type, prime vs. subcontractor, and whether the solution provided is primarily Expertise or Technology. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by contract type were as follows (in thousands):

	Three Months Ended March 31, 2024			Nine Months Ended March 31, 2024
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$1,174,219	$—	$1,174,219	$3,411,128	$—	$3,411,128
Fixed-price	484,980	36,007	520,987	1,437,282	105,326	1,542,608
Time-and-materials	218,787	23,463	242,250	604,752	63,049	667,801
Total	$1,877,986	$59,470	$1,937,456	$5,453,162	$168,375	$5,621,537

	Three Months Ended March 31, 2023			Nine Months Ended March 31, 2023
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$1,008,688	$—	$1,008,688	$2,896,778	$—	$2,896,778
Fixed-price	494,095	35,691	529,786	1,420,858	100,057	1,520,915
Time-and-materials	191,696	14,100	205,796	540,913	40,839	581,752
Total	$1,694,479	$49,791	$1,744,270	$4,858,549	$140,896	$4,999,445

Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended March 31, 2024			Nine Months Ended March 31, 2024
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,452,264	$—	$1,452,264	$4,163,079	$—	$4,163,079
Federal civilian agencies	381,214	—	381,214	1,178,500	—	1,178,500
Commercial and other	44,508	59,470	103,978	111,583	168,375	279,958
Total	$1,877,986	$59,470	$1,937,456	$5,453,162	$168,375	$5,621,537

	Three Months Ended March 31, 2023			Nine Months Ended March 31, 2023
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,298,700	$—	$1,298,700	$3,554,080	$—	$3,554,080
Federal civilian agencies	355,612	—	355,612	1,179,467	—	1,179,467
Commercial and other	40,167	49,791	89,958	125,002	140,896	265,898
Total	$1,694,479	$49,791	$1,744,270	$4,858,549	$140,896	$4,999,445
Disaggregated revenues by prime vs. subcontractor were as follows (in thousands):

	Three Months Ended March 31, 2024			Nine Months Ended March 31, 2024
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,689,140	$52,637	$1,741,777	$4,878,820	$148,696	$5,027,516
Subcontractor	188,846	6,833	195,679	574,342	19,679	594,021
Total	$1,877,986	$59,470	$1,937,456	$5,453,162	$168,375	$5,621,537

	Three Months Ended March 31, 2023			Nine Months Ended March 31, 2023
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,511,758	$44,975	$1,556,733	$4,339,579	$128,303	$4,467,882
Subcontractor	182,721	4,816	187,537	518,970	12,593	531,563
Total	$1,694,479	$49,791	$1,744,270	$4,858,549	$140,896	$4,999,445
Disaggregated revenues by expertise or technology were as follows (in thousands):

	Three Months Ended March 31, 2024			Nine Months Ended March 31, 2024
	Domestic	International	Total	Domestic	International	Total
Expertise	$895,791	$21,164	$916,955	$2,583,634	$60,956	$2,644,590
Technology	982,195	38,306	1,020,501	2,869,528	107,419	2,976,947
Total	$1,877,986	$59,470	$1,937,456	$5,453,162	$168,375	$5,621,537

	Three Months Ended March 31, 2023			Nine Months Ended March 31, 2023
	Domestic	International	Total	Domestic	International	Total
Expertise	$793,993	$18,307	$812,300	$2,237,146	$50,977	$2,288,123
Technology	900,486	31,484	931,970	2,621,403	89,919	2,711,322
Total	$1,694,479	$49,791	$1,744,270	$4,858,549	$140,896	$4,999,445
Changes in Estimates
Aggregate net changes in estimates for the three and nine months ended March 31, 2024 reflected an increase to income before income taxes of $7.5 million ($0.25 per diluted share) and $24.5 million ($0.81 per diluted share), respectively, compared with $5.3 million ($0.17 per diluted share) and $16.8 million ($0.53 per diluted share), for the three and nine months ended March 31, 2023. The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.
Revenues recognized from previously satisfied performance obligations were not material for the three and nine months ended March 31, 2024 and 2023, respectively. The change in revenues recognized from previously satisfied performance obligations generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customer’s final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.

Remaining Performance Obligations
As of March 31, 2024, the Company had $9.7 billion of remaining performance obligations and expects to recognize approximately 46% and 67% as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
Contract Balances
Contract balances consisted of the following (in thousands):

Description of Contract Related Balance	Financial Statement Classification	March 31, 2024	June 30, 2023
Billed and billable receivables	Accounts receivable, net	$838,927	$763,547
Contract assets – current unbilled receivables	Accounts receivable, net	174,750	131,399
Contract assets – current costs to obtain	Prepaid expenses and other current assets	5,898	5,163
Contract assets – noncurrent unbilled receivables	Accounts receivable, long-term	12,557	11,857
Contract assets – noncurrent costs to obtain	Other long-term assets	11,296	8,294
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(134,355)	(138,469)
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other long-term liabilities	(2,999)	(5,522)
During the three and nine months ended March 31, 2024, we recognized $23.0 million and $117.4 million of revenues, respectively, compared with $10.8 million and $81.8 million of revenues for the three and nine months ended March 31, 2023, that was included in a previously recorded contract liability as of the beginning of the period.
Note 6 – Inventories
Inventories consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Materials, purchased parts and supplies	$84,632	$78,691
Work in process	15,002	21,894
Finished goods	33,051	30,006
Total	$132,685	$130,591
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
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of March 31, 2024. Proceeds from the sold receivables are reflected in operating cash flows on the statement of cash flows.

MARPA activity consisted of the following (in thousands):

	As of and for the Nine Months Ended March 31,
	2024	2023
Beginning balance:	$200,000	$157,785
Sales of receivables	2,423,064	2,150,891
Cash collections	(2,373,064)	(2,135,986)
Outstanding balance sold to Purchaser: (1)	250,000	172,690
Cash collected, not remitted to Purchaser (2)	(85,120)	(47,680)
Remaining sold receivables	$164,880	$125,010
__________________________________________________
(1)For the nine months ended March 31, 2024 and 2023, the Company recorded a net cash inflow of $50.0 million and a net cash inflow of $14.9 million in its cash flows from operating activities, respectively, from sold receivables. MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.
(2)Includes the cash collected on behalf of but not yet remitted to Purchaser as of March 31, 2024 and 2023. This balance is included in other accrued expenses and current liabilities as of the balance sheet date.
Note 8 – Debt
Long-term debt consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Bank credit facility – term loans	$1,148,438	$1,179,063
Bank credit facility – revolver loans	550,000	525,000
Principal amount of long-term debt	1,698,438	1,704,063
Less unamortized discounts and debt issuance costs	(6,038)	(7,682)
Total long-term debt	1,692,400	1,696,381
Less current portion	(61,250)	(45,938)
Long-term debt, net of current portion	$1,631,150	$1,650,443
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
The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,975.0 million. As of March 31, 2024, the Company had $550.0 million outstanding under the Revolving Facility and no borrowings on the swing line. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.
The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of March 31, 2024, the Company had $1,148.4 million outstanding under the Term Loan.
The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Secured Overnight Financing Rate (SOFR) rate plus, in each case, an applicable margin based upon the Company’s consolidated total net leverage ratio. As of March 31, 2024, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 4.83%.
The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility. As of March 31, 2024, the Company was in compliance with all of the financial covenants. A majority of the Company’s assets serve as collateral under the Credit Facility.
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
The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and nine months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Gain (loss) recognized in other comprehensive income	$14,252	$(5,906)	$14,130	$10,584
Amounts reclassified to earnings from accumulated other comprehensive loss	(6,879)	(4,095)	(20,547)	(6,572)
Net current period other comprehensive income (loss)	$7,373	$(10,001)	$(6,417)	$4,012
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
Note 10 – Earnings Per Share
Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net income	$115,350	$100,742	$285,267	$276,968
Weighted-average number of basic shares outstanding during the period	22,292	23,055	22,407	23,329
Dilutive effect of RSUs after application of treasury stock method	186	222	186	217
Weighted-average number of diluted shares outstanding during the period	22,478	23,277	22,593	23,546
Basic earnings per share	$5.17	$4.37	$12.73	$11.87
Diluted earnings per share	$5.13	$4.33	$12.63	$11.76

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
In addition to the ASR, during the nine months ended March 31, 2024, CACI repurchased 0.5 million shares of its outstanding common stock for $150.0 million on the open market at an average share price of $318.99 including commissions paid. The total remaining authorization for future common share repurchases under the 2023 Repurchase Program was $337.3 million as of March 31, 2024.
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
During fiscal year 2023, a provision of the Tax Cuts and Jobs Act of 2017 (TCJA) went into effect which eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to capitalize and amortize such costs over five years. Based upon our interpretation of the law as currently enacted, we estimate that the fiscal 2024 impact will result in increases of $75.3 million to both our income taxes payable and net deferred tax assets. We also estimate a fiscal 2024 increase to our liability for unrecognized tax benefits of $72.9 million, with a corresponding increase to net deferred tax assets. Although it is possible that Congress amends this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. For the nine months ended March 31, 2024, the Company recognized a $50.3 million increase in our liability for unrecognized tax benefits and a $51.9 million increase in income taxes payable, with corresponding increases to net deferred tax assets.
The Company’s effective income tax rate was 24.9% and 23.2% for the three and nine months ended March 31, 2024, respectively, and 23.4% and 22.8% for the three and nine months ended March 31, 2023, respectively. The effective tax rates for the three and nine months ended March 31, 2024, and 2023 were favorably impacted by research and development tax credits, partially offset by state income taxes.
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
The Company evaluates the performance of its operating segments based on net income. Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenues:
Domestic	$1,877,986	$1,694,479	$5,453,162	$4,858,549
International	59,470	49,791	168,375	140,896
Total revenues	$1,937,456	$1,744,270	$5,621,537	$4,999,445

Net income:
Domestic	$106,598	$93,383	$257,901	$254,298
International	8,752	7,359	27,366	22,670
Total net income	$115,350	$100,742	$285,267	$276,968

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
The financial instruments measured at fair value on a recurring basis consist of the following (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	March 31, 2024	June 30, 2023
			Fair Value
Contingent consideration	Other long-term liabilities	Level 3	$(10,691)	$—
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$777	$17
Interest rate swap agreements	Other long-term assets	Level 2	$33,909	$43,283
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
Budgetary Environment
We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. For the government fiscal year (GFY) ending September 30, 2023 (GFY23), defense and nondefense funding levels represented increases of approximately 10% and 6%, respectively, over GFY22 enacted levels. On June 3, 2023, the President signed into law legislation that suspended the federal debt limit until January 2025 and capped discretionary spending in GFY24 and GFY25. Specifically, GFY24 defense spending is capped at $886 billion, an increase of 3% and in-line with the President’s GFY24 budget request, and GFY24 nondefense spending is capped at levels similar to GFY22 (though after various adjustments would essentially be flat with GFY23 levels). For GFY25, discretionary spending growth (both defense and nondefense) is capped at 1%. On March 23, 2024, the President signed into law an appropriations bill that funds the federal government for GFY24, generally consistent with the terms set forth in the debt limit legislation signed in June 2023. Earlier in March, the President released his GFY25 budget request that was also generally consistent with the terms set forth in the debt limit legislation signed in June 2023. While future levels of defense and nondefense spending are difficult to project, particularly given ongoing budget negotiations in Congress, we believe that there continues to be bipartisan support for defense and national security-related spending, particularly given the heightened current global threat environment.
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
Market Environment
We provide Expertise and Technology to government customers. We believe that the total addressable market for our offerings is sufficient to support the Company's plans and is expected to continue to grow over the next several years. Approximately 74% of our revenue comes from defense-related customers, including those in the Intelligence Community (IC), with additional revenue coming from non-defense IC, homeland security, and other federal civilian customers.
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
•Increased investments in advanced technologies (e.g., Artificial Intelligence), particularly software-based technologies;
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
Results of Operations for the Three and Nine Months Ended March 31, 2024 and 2023
The following table provides our results of operations (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	Change		2024	2023	Change
	Dollars			Percent	Dollars			Percent
Revenues	$1,937,456	$1,744,270	$193,186	11.1%	$5,621,537	$4,999,445	$622,092	12.4%
Costs of revenues:
Direct costs	1,290,903	1,143,781	147,122	12.9	3,819,072	3,293,867	525,205	15.9
Indirect costs and selling expenses	430,134	410,235	19,899	4.9	1,244,122	1,180,619	63,503	5.4
Depreciation and amortization	35,115	35,220	(105)	(0.3)	106,385	106,255	130	0.1
Total costs of revenues	1,756,152	1,589,236	166,916	10.5	5,169,579	4,580,741	588,838	12.9
Income from operations	181,304	155,034	26,270	16.9	451,958	418,704	33,254	7.9
Interest expense and other, net	27,668	23,570	4,098	17.4	80,758	59,705	21,053	35.3
Income before income taxes	153,636	131,464	22,172	16.9	371,200	358,999	12,201	3.4
Income taxes	38,286	30,722	7,564	24.6	85,933	82,031	3,902	4.8
Net income	$115,350	$100,742	$14,608	14.5	$285,267	$276,968	$8,299	3.0
Revenues. The increase in revenues for the three and nine months ended March 31, 2024, as compared to the three and nine months ended March 31, 2023, was primarily attributable to new contract awards and growth on existing programs.
The following table summarizes revenues by customer type with related percentages of revenues for the three and nine months ended March 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	Change		2024	2023	Change
	Dollars			Percent	Dollars			Percent
Department of Defense	$1,452,264	$1,298,700	$153,564	11.8%	$4,163,079	$3,554,080	$608,999	17.1%
Federal Civilian Agencies	381,214	355,612	25,602	7.2	1,178,500	1,179,467	(967)	(0.1)
Commercial and other	103,978	89,958	14,020	15.6	279,958	265,898	14,060	5.3
Total	$1,937,456	$1,744,270	$193,186	11.1%	$5,621,537	$4,999,445	$622,092	12.4%
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
Direct Costs. The increase in direct costs for the three and nine months ended March 31, 2024, as compared to the prior year period, was primarily attributable to direct labor and subcontractor costs from organic growth on existing programs and higher materials costs. As a percentage of revenue, direct costs were 66.6% and 67.9% for the three and nine months ended March 31, 2024, respectively, and 65.6% and 65.9% for the three and nine months ended March 31, 2023, respectively. Direct costs include direct labor, subcontractor costs, materials, and other direct costs.
Indirect Costs and Selling Expenses. As a percentage of revenue, indirect costs and selling expenses were 22.2% and 22.1% for the three and nine months ended March 31, 2024, respectively, and 23.5% and 23.6% for the three and nine months ended March 31, 2023, respectively, driven by cost efficiencies across the Company. The increase in indirect costs and selling expenses for the three and nine months ended March 31, 2024, as compared to the prior year periods, was primarily attributable to increased expenses due to a larger workforce, resulting in increased fringe benefits, as well as an increase in professional services.

Depreciation and Amortization. Depreciation and amortization for the three and nine months ended March 31, 2024 was consistent with the prior year periods.
Interest Expense and Other, Net. The increase in interest expense and other, net for the three and nine months ended March 31, 2024, as compared to the prior year period, was primarily attributable to higher interest rates and higher outstanding debt balances.
Income Tax Expense. The Company’s effective income tax rate was 24.9% and 23.2% for the three and nine months ended March 31, 2024, respectively, and 23.4% and 22.8% for the three and nine months ended March 31, 2023, respectively. The effective tax rates for the three and nine months ended March 31, 2024, and 2023 were favorably impacted by research and development tax credits, partially offset by state income taxes.
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
As of March 31, 2024, the Company had total backlog of $28.6 billion, compared with $25.3 billion a year ago, an increase of 13.0%. Funded backlog as of March 31, 2024 was $3.2 billion. The total backlog consists of remaining performance obligations (see Note 5) plus unexercised options.
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
The Company has a $3,200.0 million Credit Facility, which consists of a $1,975.0 million Revolving Facility and a $1,225.0 million Term Loan. The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. As of March 31, 2024, we had $550.0 million outstanding under the Revolving Facility and no borrowings on the swing line.
The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of March 31, 2024, $1,148.4 million was outstanding under the Term Loan.
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

A summary of the change in cash and cash equivalents is presented below (in thousands):

	Nine Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$340,123	$235,954
Net cash used in investing activities	(120,694)	(39,218)
Net cash used in financing activities	(175,622)	(207,895)
Effect of exchange rate changes on cash and cash equivalents	(357)	3,144
Net change in cash and cash equivalents	$43,450	$(8,015)
Net cash provided by operating activities increased $104.2 million for the nine months ended March 31, 2024, when compared to the nine months ended March 31, 2023, as a result of a $35.1 million increase in cash received from the Company's MARPA, a $46.6 million reduction in CARES Act payroll tax payments and a $29.1 million reduction in income tax payments, partially offset by $6.6 million in net unfavorable changes primarily in operating assets and liabilities driven by increased revenue volume and higher days sales outstanding.
Net cash used in investing activities increased by $81.5 million for the nine months ended March 31, 2024, when compared to the nine months ended March 31, 2023 primarily due to an $81.6 million increase in payments for business acquisitions.
Net cash used in financing activities decreased $32.3 million for the nine months ended March 31, 2024, when compared to the nine months ended March 31, 2023, primarily as a result of a $112.0 million decrease in cash used to repurchase our common stock, partially offset by a $74.7 million increase in net repayments under our Credit Facility.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1,100.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the nine months ended March 31, 2024 would have fluctuated by approximately $5.8 million.
Approximately 3.0% and 2.8% of our total revenues during the nine months ended March 31, 2024, and 2023, respectively, were derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2024, we held a combination of euros and pounds sterling in the U.K. and the Netherlands equivalent to approximately $77.4 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at March 31, 2024.
The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024.

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
On July 31, 2023, the District Court denied the July 23, 2021 motion to dismiss and the July 18, 2022 motion to dismiss. On September 7, 2023, CACI filed a petition for a writ of mandamus with the U.S. Court of Appeals for the Fourth Circuit, asserting that the District Court had disregarded binding precedent and asking the Court of Appeals to dismiss the action for lack of subject matter jurisdiction. On September 13, 2023, the Court of Appeals issued an Order requiring the plaintiffs to respond to the petition. On September 25, 2023, the plaintiffs filed their response to CACI’s petition, opposing the relief sought. On October 2, 2023, the District Court entered an Order setting the case for a jury trial on April 15, 2024. On November 2, 2023, the Court of Appeals denied without opinion the petition for a writ of mandamus. Trial commenced on April 15, 2024.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2024	8,213	$324.02	8,213	1,043,846
February 2024	—	—	—	1,043,846
March 2024	—	—	—	1,043,846
Total	8,213	$324.02	8,213
__________________________________________________
(1) Number of shares determined based on the closing price of $378.83 as of March 31, 2024.
Refer to Note 10 – Earnings Per Share for further information on CACI’s share repurchase program.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

CACI International Inc
Registrant

Date: April 24, 2024	By:	/s/ John S. Mengucci
John S. Mengucci President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 24, 2024	By:	/s/ Jeffrey D. MacLauchlan
Jeffrey D. MacLauchlan Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: April 24, 2024	By:	/s/ Eric F. Blazer
Eric F. Blazer Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)