Form 10-K
period 2024-06-30
CACI INTERNATIONAL INC /DE/
filed 2024-08-08
CIK 16058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
The aggregate market value of common shares held by non-affiliates of the Registrant on December 31, 2023 was $7,137,375,979, based upon the closing price of the Registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.
As of July 26, 2024, there were 22,303,119 shares outstanding of CACI International’s common stock, par value $0.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Proxy Statement to be filed with the Securities Exchange Commission (SEC) pursuant to Regulation 14A for the 2024 Annual Meeting of Stockholders.
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

CACI International Inc
FORM 10-K

PART I
Item 1. Business
Overview
CACI International Inc (“CACI”), a Delaware corporation, is a holding company whose operations are conducted through subsidiaries primarily located in the United States and Europe. CACI was founded in 1962 as a simulation technology company and has grown into a leading provider of distinctive Expertise and differentiated Technology to customers in support of national security in the intelligence, defense, and federal civilian sectors, both domestically and internationally. Unless the context indicates otherwise, the terms “we”, “our”, “the Company” and “CACI” refer to CACI International Inc and its subsidiaries and ventures that are majority-owned or otherwise controlled by it. The term “the Registrant” refers to CACI International Inc only.
•Expertise – CACI delivers talent with the specific technical and functional knowledge to support internal agency operations. Examples include functional software development expertise, data and business analysis, IT operations support, naval architecture, engineering, and life cycle support intelligence and special operations support, and network and exploitation analysis.
•Technology – CACI provides technology that addresses our customer's most challenging needs. This includes agile software development using open modern architectures and DevSecOps; advanced data platforms and applications augmented by Artificial Intelligence (AI), Enterprise Resource Planning (ERP) systems, Electromagnetic Spectrum (EMS) capabilities, photonics and network modernization. CACI invests ahead of customer need with research and development to generate unique intellectual property and differentiated technology addressing critical national security needs.
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
•C4ISR – CACI teams ensure information superiority by delivering multi-domain command, control, communications, and computer (C4) intelligence, surveillance, and reconnaissance (ISR) technology and networks. Our software-defined signals intelligence, electronic warfare, and counter-unmanned aircraft system (C-UAS) solutions provide electromagnetic spectrum advantage and deliver precision effects against national security threats. We are at the forefront of developing technologies that meet the challenges of 5G and mmWave wireless communications both on and off the battlefield.
•Cyber – CACI’s full-spectrum cyber capabilities help customers prepare, defend, and sustain their enterprise and mission against cyber threats. Through our research and development (R&D) efforts, we develop and deploy new technologies for cybersecurity and cyberspace operations, including addressing technical challenges in an era of converging cyber, electronic warfare (EW), and signals intelligence (SIGINT) operations. Our industry-leading cybersecurity lifecycle approach ensures the confidentiality, integrity, and availability of networks, systems, and data.
•Space – CACI’s space domain awareness and decision support capabilities enable multi-domain operations. We are an industry leader in intelligence fusion, data analytics, and decision support as well as integrated logistics that keep vital space capabilities running. We are at the forefront of developing technologies that use lasers for free space optical communications and long-range sensing.
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
Domestic Operations represented 97.0%, 97.2%, and 96.9% of our total revenues for the fiscal year ended June 30, 2024 (“fiscal 2024”), June 30, 2023 (“fiscal 2023”) and June 30, 2022 (“fiscal 2022”), respectively.
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
International Operations represented 3.0%, 2.8%, and 3.1% of our total revenues for fiscal 2024, 2023, and 2022, respectively.
Competition
We operate in a highly competitive industry that includes many firms, some of which are larger in size and have greater financial resources than we do. We obtain much of our business on the basis of proposals submitted in response to requests from potential and current customers, who may also receive proposals from other firms. Non-traditional players have entered the market and have established positions related to such areas as cloud computing, cyber, satellite operations, and business systems. Additionally, we face indirect competition from certain government agencies that perform services for themselves similar to those marketed by us. We know of no single competitor that is dominant in our fields of technology. We have a relatively small share of the addressable market for our Expertise and Technology and intend to achieve growth and increase market share both organically and through strategic acquisitions.
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
In order to effectively perform on our existing customer contracts and secure new customer contracts within the U.S. government, we must maintain expert knowledge of agency policies, operations and challenges. We combine this comprehensive knowledge with Expertise and Technology for our customers. Our capabilities provide us with opportunities either to compete directly for, or to support other bidders in competition for multi-million dollar and multi-year award contracts from the U.S. government.
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
For fiscal 2024, the top ten revenue-producing contracts, many of which consist of many task orders, accounted for 41.9% of our revenues, or $3.2 billion.

Recent Acquisitions
During the past three fiscal years, we completed a total of eight acquisitions, including:
•During fiscal 2024, the Company completed three acquisitions that enhance our capabilities and/or customer relationships.
•During fiscal 2023, CACI Limited completed one acquisition of a business in the U.K. that provides software engineering, data analysis and cyber services to the national security sector.
•During fiscal 2022, CACI completed four acquisitions that provide technology to sensitive government customers. Their capabilities include open source intelligence solutions, specialized cyber, satellite communications, multi-domain photonics technologies for free-space optical (FSO) communications, and commercial solutions for classified (CSfC) security technologies.
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
Human Capital
Our People
Our employees are our most valuable resource. We are in continuing competition for highly skilled professionals in virtually all of our market areas. The success and growth of our business is significantly correlated with our ability to recruit, train, promote and retain high quality people at all levels of the organization. As of June 30, 2024, we employed approximately 24,000 talented full and part-time employees that help make CACI a respected and recognized industry leader.
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
The federal government is our primary customer, with revenues from federal government contracts, either as a prime contractor or a subcontractor, accounting for 95.1% and 94.8% of our total revenues in fiscal 2024 and 2023, respectively. Specifically, we generated 74.4% and 71.9% of our total revenues in fiscal 2024 and 2023, respectively, from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenues for the foreseeable future. If we were suspended or debarred from contracting with the federal government or any significant agency in the intelligence community or the DoD, if our reputation or relationship with government agencies was impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.
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
If we are unable to win particular multi-year contracts, we may be prevented from providing to customers services that are purchased under those contracts for a number of years. If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected and that could cause our actual results to differ materially and adversely from those anticipated. In addition, upon the expiration of a contract, if the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or non-renewal of any of our significant contracts could cause our actual results to differ materially and adversely from those anticipated.

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
We generated 27.3% and 30.2% of our total revenues in fiscal 2024 and 2023, respectively, from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-materials basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.

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
At June 30, 2024, our backlog included cost reimbursable, time-and-materials and fixed-price contracts. Cost reimbursable and time-and-materials contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may therefore vary materially and adversely depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.
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
As of June 30, 2024, goodwill accounts for $4.2 billion of our recorded total assets. We evaluate the recoverability of recorded goodwill amounts annually or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income.
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
The Credit Facility consists of a $1,975.0 million revolving credit facility (the Revolving Facility) and a $1,225.0 million term loan facility (the Term Loan). The Revolving Facility has sub-facilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. At any time and so long as no default has occurred, the Company has the right to increase the Revolving Facility or the Term Loan in an aggregate principal amount of up to the greater of $500.0 million and 75% of the Company’s EBITDA plus an unlimited amount of indebtedness subject to 3.75 times, calculated assuming the revolving Facility is fully drawn, with applicable lender approvals. As of June 30, 2024, $415.0 million was outstanding under the Revolving Facility and $1,133.1 million was outstanding under the Term Loan. In addition, the terms of the Credit Facility allow us to incur additional indebtedness from other sources so long as we satisfy the covenants in the agreement governing the Credit Facility. If new debt is added to our current debt levels, the risks related to our ability to service that debt could increase.
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
We conduct the majority of our international operations in the U.K. and the Netherlands. As a percentage of our total revenues, our international operations generated 3.0% and 2.8% in fiscal 2024 and 2023, respectively. Our international operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound and the Euro, longer payment cycles, changes in foreign tax laws and regulations and unexpected legislative, regulatory, economic or political changes.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
CACI is committed to maintaining a robust cybersecurity management and oversight program to mitigate cybersecurity risks to our systems and to protect both our and our customer’s confidential and sensitive information. We employ technologies and have implemented programs and processes to continually assess, identify, and manage cybersecurity risks as we aim to incorporate industry best practices throughout our cybersecurity program.
CACI’s cybersecurity program is integrated into our overall risk management program and is primarily managed by our Chief Information Security Officer (“CISO”) who is responsible for coordinating cross-functional internal and external resources to establish processes and procedures to monitor potential cybersecurity risks, identify cybersecurity incidents, implement appropriate mitigation measures, report cybersecurity breaches and maintain our cybersecurity program. Our CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from experienced cybersecurity professionals in the information security team, and with technological tools and software. We continuously monitor cybersecurity threats and assess the robustness of our mitigation and prevention measures through routine internal and independent audits, threat simulations, vulnerability and penetration testing and employee cybersecurity training. Our cybersecurity program is designed to be aligned with applicable industry standards and we continue to invest in capabilities to protect all information assets in our possession.
As a government contractor, we have designed our cybersecurity risk management program to align with the National Institute of Standards and Technology (“NIST”) standards and comply with extensive regulations, including but not limited to U.S. government cybersecurity regulations. Additionally, our cybersecurity program is routinely assessed by the government and our network is penetration tested biannually by a third-party independent assessor. We work closely with our subcontractors and suppliers to identify and manage cybersecurity risks and, as appropriate, require them to comply with applicable laws and regulations, including implementing certain security controls and complying with certain reporting obligations. Although we perform due diligence on all service providers to identify potential cybersecurity risks and establish controls through onboarding procedures and contractual requirements, our ability to monitor the cybersecurity practices of our service providers and ensure that we can prevent or mitigate the risk of any compromise or failure in the information system, software, networks and other assets owned or controlled by our vendors is limited.
In the event of a cybersecurity incident, the Company has established an incident response plan to address the matter promptly and effectively. Our CISO leads our Cybersecurity Incident Response Team (“CIRT”) that is responsible for leading and coordinating CACI’s response to cybersecurity incidents in accordance with CACI’s established cybersecurity incident response plan and response processes. In accordance with these policies, cybersecurity events and data incidents are evaluated, ranked by severity and prioritized for escalation to CACI’s Executive Incident Assessment Committee. The plan includes procedures for investigating and containing incidents, notifying affected parties, and implementing corrective actions to prevent future occurrences.
Board Oversight
The Audit and Risk Committee (“Audit Committee”) has oversight responsibility for risks and incidents relating to cybersecurity, including compliance with regulatory requirements, cooperation with law enforcement, and related effects on financial and other risks. The Audit Committee receives regular briefings on our cybersecurity posture, cybersecurity trends and cybersecurity risks from management and, if they occur, is briefed regarding any material cybersecurity incidents. The Audit Committee reports any findings or recommendations to the Board, as appropriate.
Cybersecurity Threats
To date, we have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business operations or financial condition. While the Company has taken significant steps to manage cybersecurity risks, there can be no assurance that these measures will prevent all potential incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.
Item 2. Properties
As of June 30, 2024, we leased building space (including offices, manufacturing plants, warehouses, laboratories and other facilities) at 127 U.S. locations containing an aggregate of approximately 3.5 million square feet located in 26 states and the District of Columbia. In four countries outside the U.S., we leased office space at 11 locations containing an aggregate of approximately 0.1 million square feet. Our corporate headquarters is located at 12021 Sunset Hills Road, Reston, Virginia. We believe our facilities are in good condition and adequate for their current use. We may improve, replace, or reduce facilities as considered appropriate to meet the needs of our operations. See “Note 10 – Leases” in Part II of this Annual Report on Form 10-K for additional information.

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
On July 31, 2023, the District Court denied the July 23, 2021 motion to dismiss and the July 18, 2022 motion to dismiss. On September 7, 2023, CACI filed a petition for a writ of mandamus with the U.S. Court of Appeals for the Fourth Circuit, asserting that the District Court had disregarded binding precedent and asking the Court of Appeals to dismiss the action for lack of subject matter jurisdiction. On September 13, 2023, the Court of Appeals issued an Order requiring the plaintiffs to respond to the petition. On September 25, 2023, the plaintiffs filed their response to CACI’s petition, opposing the relief sought. On October 2, 2023, the District Court entered an Order setting the case for a jury trial on April 15, 2024. On November 2, 2023, the Court of Appeals denied without opinion the petition for a writ of mandamus. Trial commenced on April 15, 2024. During trial, the plaintiffs abandoned their claim of war crimes. On May 9, 2024, the jury notified the District Court that it was deadlocked and could not reach a unanimous verdict on any claim. The District Court then dismissed the jury and declared a mistrial.
On May 16, 2024, plaintiffs filed a motion for a new trial, and CACI filed a motion for judgment as a matter of law. On June 14, 2024, the District Court granted plaintiffs’ motion, denied CACI’s motion, and proposed dates in October 2024 for a new trial. The District Court subsequently scheduled the new trial to start on October 30, 2024.
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
On June 21, 2024, CACI filed a motion to lift the stay. Plaintiffs filed an opposition to that motion on June 26, 2024. On June 28, 2024, the District Court denied CACI's motion without prejudice. CACI subsequently filed a Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit, as well as a Petition for a Writ of Mandamus in the Court of Appeals, asking the Court of Appeals to issue an order requiring the District Court to lift the stay.
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
As of July 26, 2024, the number of stockholders of record of our common stock was approximately 155. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.
The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2024	8,101	$377.86	8,101	920,539
May 2024	—	—	—	920,539
June 2024	—	—	—	920,539
Total	8,101	$377.86	8,101
______________________
(1)Number of shares determined based on the closing price of $430.13 as of June 30, 2024.
The following graph compares the cumulative five-year total return to shareholders on CACI International Inc’s common stock relative to the cumulative total returns of the Russell 1000 index and the Dow Jones U.S. Computer Services Total Stock Market index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2019 and tracks it through June 30, 2024.
$100 invested on 6/30/19 in stock or index—including reinvestment of dividends. Fiscal year ending June 30.

	June 30,
	2019	2020	2021	2022	2023	2024
CACI International Inc	$100.00	$106.01	$124.70	$137.73	$166.60	$210.24
Russell 1000	$100.00	$107.48	$153.78	$133.73	$159.63	$197.74
Dow Jones U.S. Computer Services Index	$100.00	$96.88	$129.04	$116.69	$120.36	$144.92
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
In this section, we discuss our financial condition, changes in financial condition and results of our operations for fiscal 2024 compared to fiscal 2023. For a discussion and analysis comparing our results for fiscal 2023 to fiscal 2022, see our Annual Report on Form 10-K for fiscal 2023, filed with the SEC on August 10, 2023, under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We are a leading provider of Expertise and Technology to customers in support of national security in the intelligence, defense, and federal civilian sectors, both domestically and internationally. The demand for our Expertise and Technology, in large measure, is created by the increasingly complex network, systems, and information environments in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity, enhancing security, and, ultimately, improving performance.
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
Results of Operations
Our results of operations were as follows:

	Year Ended June 30,		Year to Year Change
	2024	2023	2023 to 2024
	Dollars		Dollars	Percent
	(dollars in thousands)
Revenues	$7,659,832	$6,702,546	$957,286	14.3%
Costs of revenues:
Direct costs	5,147,540	4,402,728	744,812	16.9
Indirect costs and selling expenses	1,720,439	1,590,754	129,685	8.2
Depreciation and amortization	142,145	141,564	581	0.4
Total costs of revenues	7,010,124	6,135,046	875,078	14.3
Income from operations	649,708	567,500	82,208	14.5
Interest expense and other, net	105,059	83,861	21,198	25.3
Income before income taxes	544,649	483,639	61,010	12.6
Income taxes	124,725	98,904	25,821	26.1
Net income	$419,924	$384,735	$35,189	9.1
Revenues. The increase in revenues was primarily attributable to organic growth of 13.7%, including new contract awards and growth on existing programs.

Revenues by customer type with related percentages of revenues were as follows:

	Year Ended June 30,
	2024		2023
	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Department of Defense	$5,695,408	74.4%	$4,817,470	71.9%
Federal Civilian Agencies	1,588,262	20.7	1,533,295	22.9
Commercial and other	376,162	4.9	351,781	5.2
Total	$7,659,832	100.0%	$6,702,546	100.0%
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
Direct Costs. The increase in direct costs was primarily attributable to direct labor and subcontractor costs from organic growth on existing programs and higher materials costs. As a percentage of revenues, total direct costs were 67.2% and 65.7% for fiscal 2024 and 2023, respectively. Direct costs include direct labor, subcontractor costs, materials, and other direct costs.
Indirect Costs and Selling Expenses. As a percentage of revenues, indirect costs and selling expenses were 22.5% and 23.7% for fiscal 2024 and 2023, respectively, driven by cost efficiencies across the Company. The increase in indirect costs and selling expenses was primarily attributable to an increase in fringe benefit expenses on a higher labor base.
Depreciation and Amortization. Depreciation and amortization for fiscal 2024 was consistent with the prior year period.
Interest Expense and Other, Net. The increase in interest expense and other, net was primarily attributable to higher interest rates and higher outstanding debt balances.
Income Taxes. The Company’s effective income tax rate was 22.9% and 20.4% for fiscal 2024 and 2023, respectively. The effective tax rate for fiscal 2024 was favorably impacted by research and development tax credits, offset by state income taxes. The effective tax rate for fiscal 2023 was favorably impacted primarily by federal research tax credits and the remeasurement of state deferred taxes. See “Note 16 – Income Taxes” in Part II of this Annual Report on Form 10-K for additional information.
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
As of June 30, 2024, the Company had total backlog of $31.6 billion, compared with $25.8 billion a year ago, an increase of 22.5%. Funded backlog as of June 30, 2024 was $3.8 billion. The total backlog consists of remaining performance obligations plus unexercised options. See “Note 5 – Revenues” in Part II of this Annual Report on Form 10-K for additional information related to remaining performance obligations.
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
As discussed further within Item 1A, Risk Factors in this Annual Report on Form 10-K, our earnings and margins may vary based on the mix of our contract types. We generated the following revenues by contract type for the periods presented:

	Year Ended June 30,
	2024		2023
	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Cost-plus-fee	$4,654,689	60.8%	$3,896,725	58.1%
Fixed-price	2,091,179	27.3	2,023,968	30.2
Time-and-materials	913,964	11.9	781,853	11.7
Total	$7,659,832	100.0%	$6,702,546	100.0%
Effects of Inflation
During fiscal 2024, 60.8% of our revenues were generated under cost-reimbursable contracts which automatically adjust revenues to cover costs that are affected by inflation. 11.9% of our revenues were generated under time-and-materials contracts where we adjust labor rates periodically, as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our time-and-materials and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.
Liquidity and Capital Resources
Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our Master Accounts Receivable Purchase Agreement (MARPA) and available borrowings under our Credit Facility. As of June 30, 2024, we had $134.0 million in cash and cash equivalents.
The Company has a $3,200.0 million Credit Facility, which consists of an $1,975.0 million Revolving Facility and a $1,225.0 million Term Loan. The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. As of June 30, 2024, $1,133.1 million was outstanding under the Term Loan, $415.0 million was outstanding under the Revolving Facility and no borrowings on the swing line.
The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. The Credit Facility contains customary financial and restrictive covenants with which we have been in compliance since inception.
Interest rates applicable to loans under the Credit Facility are floating interest rates that, at our option, equal a base rate or a Secured Overnight Financing Rate (SOFR) rate, plus in each case, an applicable margin based upon our consolidated total net leverage ratio.
During fiscal year 2023, a provision of the Tax Cuts and Jobs Act of 2017 (TCJA) went into effect which eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to capitalize and amortize such costs over five years. This provision decreased fiscal year 2024 cash flows from operations by $73.9 million and increased net deferred tax assets by a similar amount. The future impact of this provision will depend on any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of future research and development expenses paid or incurred (among other factors).
See “Note 6 – Sales of Receivables” and “Note 12 – Debt” in Part II of this Annual Report on Form 10-K for additional information.

A summary of cash flow information is presented below:

	Year Ended June 30,
	2024	2023
	(dollars in thousands)
Net cash provided by operating activities	$497,331	$388,056
Net cash used in investing activities	(151,952)	(75,717)
Net cash used in financing activities	(326,895)	(316,108)
Effect of exchange rate changes on cash and cash equivalents	(299)	4,741
Net change in cash and cash equivalents	18,185	972
Net cash provided by operating activities increased $109.3 million primarily as a result of a $46.6 million reduction in CARES Act payroll tax payments, a $36.5 million reduction in income taxes payments, a $7.8 million increase in cash received from the Company's MARPA, and $18.4 million of other net favorable changes, primarily increases in net income adjusted for non-cash items driven by revenue growth, partially offset by unfavorable changes in other operating assets and liabilities.
Net cash used in investing activities increased $76.2 million primarily as a result of a $75.8 million increase in cash used in acquisitions of businesses.
Net cash used in financing activities increased $10.8 million primarily as a result of a $117.3 million increase in net repayments under our Credit Facility, partially offset by a $111.7 million decrease in repurchases of our common stock
We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. We may in the future seek to borrow additional amounts under a long-term debt security. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under the Credit Facility and any other indebtedness we may incur will depend on our future financial performance which will be affected by many factors outside of our control, including current worldwide economic conditions and financial market conditions.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of consideration paid for an acquisition over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. We recognize purchased intangible assets in connection with our business acquisitions at fair value on the acquisition date. Goodwill and intangible assets, net represent 68.1% and 69.6% of our total assets as of June 30, 2024 and June 30, 2023, respectively.
We evaluate goodwill for both of our reporting units for impairment at least annually on the first day of the fiscal fourth quarter, or whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation includes comparing the fair value of the relevant reporting unit to its respective carrying value, including goodwill, and utilizes both income and market approaches. The analysis relies on significant judgements and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates, and financial measures derived from observable market data of comparable public companies. During the fourth quarter of fiscal 2024, we completed our annual goodwill assessment and determined that each reporting unit’s fair value significantly exceeded its carrying value.
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

Recently Adopted and Issued Accounting Pronouncements
See “Note 3 – Recent Accounting Pronouncements” in Part II of this Annual Report on Form 10-K for additional information.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1,100.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rate, interest expense on our variable rate debt for the twelve months ended June 30, 2024 would have fluctuated by approximately $7.4 million.
Approximately 3.0% and 2.8% of our total revenues in fiscal 2024 and 2023, respectively, were generated from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange rate fluctuations. To the extent that it is not possible to do so, there is some risk that profits will be affected by foreign currency exchange rate fluctuations. As of June 30, 2024, we held a combination of euros and pounds sterling in the U.K. and in the Netherlands equivalent to approximately $78.8 million. Although these balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to reinvest earnings from our foreign subsidiaries. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.
Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of CACI International Inc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CACI International Inc and its subsidiaries (the "Company") as of June 30, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the two years in the period ended June 30, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Revenue Recognized Over Time
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated revenues for the year ended June 30, 2024, were $7.7 billion. The Company generally recognizes revenues over time throughout the performance period as the customer simultaneously receives and consumes the benefit provided. The Company accounts for a contract when the parties have approved the contract and are committed to perform on it, the rights of each party and the payment terms are identified, the contract has commercial substance, and collectability is probable. Contract modifications are reviewed to determine whether they should be accounted for as part of the original performance obligation or as a separate contract. The Company uses a variety of input and output methods that approximate the progress towards complete satisfaction of a performance obligation, including costs incurred, labor hours expended, time-elapsed measure and right-to-invoice practical expedient. When a performance obligation has a significant degree of interrelation or interdependence between one month’s deliverables and the next, when there is an award or incentive fee, or when there is a significant degree of customization or modification, the Company generally records revenue using a percentage of completion method. For these revenue arrangements, substantially all revenues are recognized over time using a cost-to-cost input method based on the ratio of costs incurred to date to total estimated costs at completion. The cost-to-cost input method requires the Company to use professional judgment when assessing risks, estimating contract revenues and costs, estimating variable consideration, and making assumptions for schedule and technical issues. The Company periodically reassesses its assumptions and updates its estimates as needed.
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
August 8, 2024

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of CACI International Inc
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows of CACI International Inc (the Company) for the year ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
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

Tysons, Virginia
August 11, 2022

CACI INTERNATIONAL INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$133,961	$115,776
Accounts receivable, net	1,031,311	894,946
Prepaid expenses and other current assets	209,257	199,315
Total current assets	1,374,529	1,210,037
Goodwill	4,154,844	4,084,705
Intangible assets, net	474,354	507,835
Property, plant and equipment, net	195,443	199,519
Operating lease right-of-use assets	305,637	312,989
Supplemental retirement savings plan assets	99,339	96,739
Accounts receivable, long-term	13,311	11,857
Other long-term assets	178,644	177,127
Total assets	$6,796,101	$6,600,808
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$61,250	$45,938
Accounts payable	287,142	198,177
Accrued compensation and benefits	316,514	372,354
Other accrued expenses and current liabilities	413,354	377,502
Total current liabilities	1,078,260	993,971
Long-term debt, net of current portion	1,481,387	1,650,443
Supplemental retirement savings plan obligations, net of current portion	111,208	104,912
Deferred income taxes	169,808	120,545
Operating lease liabilities, noncurrent	325,046	329,432
Other long-term liabilities	112,185	177,171
Total liabilities	3,277,894	3,376,474
COMMITMENTS AND CONTINGENCIES (NOTE 19)
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 43,042 issued and 22,301 outstanding at June 30, 2024 and 42,923 issued and 22,797 outstanding at June 30, 2023	4,304	4,292
Additional paid-in capital	631,191	546,334
Retained earnings	4,360,540	3,940,616
Accumulated other comprehensive loss	(12,657)	(5,051)
Treasury stock, at cost (20,740 and 20,126 shares, respectively)	(1,465,306)	(1,261,992)
Total CACI shareholders’ equity	3,518,072	3,224,199
Noncontrolling interest	135	135
Total shareholders’ equity	3,518,207	3,224,334
Total liabilities and shareholders’ equity	$6,796,101	$6,600,808
See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2024	2023	2022
Revenues	$7,659,832	$6,702,546	$6,202,917
Costs of revenues:
Direct costs	5,147,540	4,402,728	4,051,188
Indirect costs and selling expenses	1,720,439	1,590,754	1,520,719
Depreciation and amortization	142,145	141,564	134,681
Total costs of revenues	7,010,124	6,135,046	5,706,588
Income from operations	649,708	567,500	496,329
Interest expense and other, net	105,059	83,861	41,757
Income before income taxes	544,649	483,639	454,572
Income taxes	124,725	98,904	87,778
Net income	$419,924	$384,735	$366,794
Basic earnings per share	$18.76	$16.59	$15.64
Diluted earnings per share	$18.60	$16.43	$15.49
Weighted-average basic shares outstanding	22,381	23,196	23,446
Weighted-average diluted shares outstanding	22,573	23,413	23,677
See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended June 30,
	2024	2023	2022
Net income	$419,924	$384,735	$366,794
Other comprehensive income (loss):
Foreign currency translation adjustment	(326)	8,267	(29,401)
Change in fair value of interest rate swap agreements, net of tax	(7,453)	17,714	33,633
Effects of post-retirement adjustments, net of tax	173	44	983
Total other comprehensive income (loss), net of tax	(7,606)	26,025	5,215
Comprehensive income	$412,318	$410,760	$372,009
See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$419,924	$384,735	$366,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,145	141,564	134,681
Amortization of deferred financing costs	2,194	2,233	2,276
Loss on extinguishment of debt	—	—	891
Non-cash lease expense	67,898	69,400	69,382
Stock-based compensation expense	53,904	39,643	31,732
Deferred income taxes	(49,763)	(146,013)	9,570
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(127,878)	32,081	(4,463)
Prepaid expenses and other assets	580	(43,568)	(13,605)
Accounts payable and other accrued expenses	125,173	(6,629)	80,874
Accrued compensation and benefits	(58,352)	(34,422)	(55,037)
Income taxes payable and receivable	(27,227)	10,997	187,854
Operating lease liabilities	(73,905)	(75,586)	(74,080)
Long-term liabilities	22,638	13,621	8,685
Net cash provided by operating activities	497,331	388,056	745,554
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(63,686)	(63,717)	(74,564)
Acquisitions of businesses, net of cash acquired	(90,240)	(14,462)	(615,508)
Other	1,974	2,462	923
Net cash used in investing activities	(151,952)	(75,717)	(689,149)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	3,102,000	3,238,000	2,508,595
Principal payments made under bank credit facilities	(3,257,938)	(3,276,625)	(2,508,542)
Payment of financing costs under bank credit facilities	—	—	(6,286)
Proceeds from employee stock purchase plans	11,290	10,225	9,728
Repurchases of common stock	(161,487)	(273,235)	(9,785)
Payment of taxes for equity transactions	(20,760)	(14,473)	(14,919)
Net cash used in financing activities	(326,895)	(316,108)	(21,209)
Effect of exchange rate changes on cash and cash equivalents	(299)	4,741	(8,423)
Net change in cash and cash equivalents	18,185	972	26,773
Cash and cash equivalents, beginning of year	115,776	114,804	88,031
Cash and cash equivalents, end of year	$133,961	$115,776	$114,804
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (refunds received) during the period for income taxes	$182,800	$219,343	$(121,998)
Cash paid during the period for interest	$93,441	$72,723	$37,652
Non-cash financing and investing activities:
Accrued capital expenditures	2,043	3,031	1,863
Landlord sponsored tenant incentives	$13,706	$3,958	$2,788
See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total CACI Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2021	42,676	$4,268	$484,260	$3,189,087	$(36,291)	19,122	$(976,181)	$2,665,143	$135	$2,665,278
Net income	—	—	—	366,794	—	—	—	366,794	—	366,794
Stock-based compensation expense	—	—	31,732	—	—	—	—	31,732	—	31,732
Tax withholdings on restricted share vestings	144	14	(14,883)	—	—	—	—	(14,869)	—	(14,869)
Other comprehensive income, net of tax	—	—	—	—	5,215	—	—	5,215	—	5,215
Repurchases of common stock	—	—	70,477	—	—	318	(80,262)	(9,785)	—	(9,785)
Treasury stock issued under stock purchase plans	—	—	64	—	—	(36)	9,114	9,178	—	9,178
Balance at June 30, 2022	42,820	$4,282	$571,650	$3,555,881	$(31,076)	19,404	$(1,047,329)	$3,053,408	$135	$3,053,543
Net income	—	—	—	384,735	—	—	—	384,735	—	384,735
Stock-based compensation expense	—	—	39,643	—	—	—	—	39,643	—	39,643
Tax withholdings on restricted share vestings	103	10	(14,409)	—	—	—	—	(14,399)	—	(14,399)
Other comprehensive income, net of tax	—	—	—	—	26,025	—	—	26,025	—	26,025
Repurchases of common stock	—	—	(50,614)	—	—	759	(224,562)	(275,176)	—	(275,176)
Treasury stock issued under stock purchase plans	—	—	64	—	—	(37)	9,899	9,963	—	9,963
Balance at June 30, 2023	42,923	$4,292	$546,334	$3,940,616	$(5,051)	20,126	$(1,261,992)	$3,224,199	$135	$3,224,334
Net income	—	—	—	419,924	—	—	—	419,924	—	419,924
Stock-based compensation expense	—	—	53,904	—	—	—	—	53,904	—	53,904
Tax withholdings on restricted share vestings	119	12	(20,379)	—	—	—	—	(20,367)	—	(20,367)
Other comprehensive loss, net of tax	—	—	—	—	(7,606)	—	—	(7,606)	—	(7,606)
Repurchases of common stock	—	—	50,951	—	—	649	(214,064)	(163,113)	—	(163,113)
Treasury stock issued under stock purchase plans	—	—	381	—	—	(35)	10,750	11,131	—	11,131
Balance at June 30, 2024	43,042	$4,304	$631,191	$4,360,540	$(12,657)	20,740	$(1,465,306)	$3,518,072	$135	$3,518,207
See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Operations and Basis of Presentation
CACI International Inc (collectively, with its consolidated subsidiaries, “CACI”, the “Company”, “we”, “us” and “our”) is a leading provider of Expertise and Technology to customers in support of national security in the intelligence, defense, and federal civilian sectors, both domestically and internationally. CACI’s customers include agencies and departments of the U.S. government, various state and local government agencies, foreign governments, and commercial enterprises. We operate in two reportable segments: Domestic Operations and International Operations.
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
Receivables
Receivables include billed and billable receivables, and unbilled receivables. Amounts billable and unbilled receivables are recognized at estimated realizable value and consist of costs and fees, substantially all of which are expected to be billed and collected generally within one year. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded. Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for expected credit losses. The Company’s allowance for expected credit losses was $6.1 million and $7.0 million at June 30, 2024 and June 30, 2023, respectively.
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
The fair value of the Company’s debt under its bank credit facility approximates its carrying value at June 30, 2024. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities.
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
Other Comprehensive Income (Loss)
Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenue, expenses, and gains and losses that under U.S. GAAP are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income consist of foreign currency translation adjustments; the changes in the fair value of interest rate swap agreements, net of tax benefit (expense) of $2.5 million, $(6.1) million and $(11.8) million for the years ended June 30, 2024, 2023 and 2022, respectively; and differences between actual amounts and estimates based on actuarial assumptions and the effect of changes in actuarial assumptions made under the Company’s post-retirement benefit plans, net of tax (see Note 13).
As of June 30, 2024, 2023 and 2022, the accumulated other comprehensive loss balance included gains (losses) of $(37.4) million, $(37.0) million, and $(45.3) million respectively, related to foreign currency translation adjustments, $23.4 million, $30.9 million, and $13.1 million, respectively, related to the fair value of interest rate swap agreements, and $1.3 million, $1.1 million, and $1.1 million, respectively, related to unrecognized post-retirement costs.
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
Note 4 – Acquisitions
Fiscal 2024
During fiscal 2024, the Company completed three acquisitions that enhance our capabilities and/or customer relationships. The aggregate purchase consideration was approximately $108.6 million, net of cash acquired, which includes initial cash payments, deferred consideration, and estimated contingent consideration. The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $70.0 million to goodwill and $40.1 million to intangible assets. At June 30, 2024, the Company had not finalized the determination of fair values allocated to assets and liabilities.
Fiscal 2023
During fiscal 2023, CACI Limited completed the acquisition of a business in the United Kingdom that provides software engineering, data analysis and cyber services to the national security sector. The purchase consideration was approximately $15.4 million, net of cash acquired. The Company recognized fair values of the assets acquired and liabilities assumed and allocated $14.9 million to goodwill and $2.0 million to intangible assets.

Fiscal 2022
During fiscal 2022, CACI completed four acquisitions that provide technology to sensitive government customers. Their capabilities include open source intelligence solutions, specialized cyber, satellite communications, multi-domain photonics technologies for free-space optical communications, and commercial solutions for classified security technologies. The aggregate purchase consideration was approximately $616.6 million. The Company recognized fair values of the assets acquired and liabilities assumed and allocated $450.5 million to goodwill, largely attributable to intellectual capital and the acquired assembled workforces, and $180.6 million to intangible assets. The intangible assets consist of customer relationships of $98.4 million and technology of $82.2 million. The fair value attributed to intangible assets is being amortized on an accelerated basis over a range of approximately 15 to 20 years for customer relationships and over a range of approximately 5 to 10 years for technology. The fair value attributed to the intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques. Of the value attributed to goodwill and intangible assets, approximately $493.2 million is deductible for income tax purposes.
Note 5 – Revenues
Disaggregation of Revenues
The Company disaggregates revenues by contract type, customer type, prime vs. subcontractor, and whether the solution provided is primarily Expertise or Technology. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by contract type were as follows (in thousands):

	Year Ended June 30, 2024			Year Ended June 30, 2023			Year Ended June 30, 2022
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$4,654,689	$—	$4,654,689	$3,896,725	$—	$3,896,725	$3,632,359	$—	$3,632,359
Fixed-price	1,950,286	140,893	2,091,179	1,888,414	135,554	2,023,968	1,690,480	132,741	1,823,221
Time-and-materials	827,770	86,194	913,964	727,799	54,054	781,853	688,220	59,117	747,337
Total	$7,432,745	$227,087	$7,659,832	$6,512,938	$189,608	$6,702,546	$6,011,059	$191,858	$6,202,917
Disaggregated revenues by customer type were as follows (in thousands):

	Year Ended June 30, 2024			Year Ended June 30, 2023			Year Ended June 30, 2022
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Department of Defense	$5,695,408	$—	$5,695,408	$4,817,470	$—	$4,817,470	$4,331,327	$—	$4,331,327
Federal civilian agencies	1,588,262	—	1,588,262	1,533,295	—	1,533,295	1,549,791	—	1,549,791
Commercial and other	149,075	227,087	376,162	162,173	189,608	351,781	129,941	191,858	321,799
Total	$7,432,745	$227,087	$7,659,832	$6,512,938	$189,608	$6,702,546	$6,011,059	$191,858	$6,202,917
Disaggregated revenues by prime vs. subcontractor were as follows (in thousands):

	Year Ended June 30, 2024			Year Ended June 30, 2023			Year Ended June 30, 2022
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Prime contractor	$6,649,114	$200,735	$6,849,849	$5,801,840	$171,860	$5,973,700	$5,389,870	$175,052	$5,564,922
Subcontractor	783,631	26,352	809,983	711,098	17,748	728,846	621,189	16,806	637,995
Total	$7,432,745	$227,087	$7,659,832	$6,512,938	$189,608	$6,702,546	$6,011,059	$191,858	$6,202,917
Disaggregated revenues by Expertise or Technology were as follows (in thousands):

	Year Ended June 30, 2024			Year Ended June 30, 2023			Year Ended June 30, 2022
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Expertise	$3,473,434	$83,555	$3,556,989	$3,021,621	$69,751	$3,091,372	$2,796,038	$73,279	$2,869,317
Technology	3,959,311	143,532	4,102,843	3,491,317	119,857	3,611,174	3,215,021	118,579	3,333,600
Total	$7,432,745	$227,087	$7,659,832	$6,512,938	$189,608	$6,702,546	$6,011,059	$191,858	$6,202,917
Changes in Estimates
Aggregate net changes in estimates reflected an increase to income before income taxes of $25.0 million ($0.83 per diluted share), an increase of $23.4 million ($0.74 per diluted share), and an increase of $29.8 million ($0.93 per diluted share) during fiscal 2024, 2023, and 2022, respectively. The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.

Revenues recognized from previously satisfied performance obligations were $0.7 million for fiscal 2024, $1.7 million for fiscal 2023, and nominal for fiscal 2022. The change in revenues generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customer’s final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.
Remaining Performance Obligations
As of June 30, 2024, the Company had $10.3 billion of remaining performance obligations and expects to recognize approximately 47% and 69% over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
Contract Balances
Contract balances consisted of the following (in thousands):

Description of Contract Related Balance	Financial Statement Classification	June 30, 2024	June 30, 2023
Billed and billable receivables	Accounts receivable, net	$885,552	$763,547
Contract assets – current unbilled receivables	Accounts receivable, net	145,759	131,399
Contract assets – current costs to obtain	Prepaid expenses and other current assets	6,142	5,163
Contract assets – noncurrent unbilled receivables	Accounts receivable, long-term	13,311	11,857
Contract assets – noncurrent costs to obtain	Other long-term assets	12,310	8,294
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(139,745)	(138,469)
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other long-term liabilities	(4,607)	(5,522)
During fiscal 2024 and 2023, respectively, we recognized $127.8 million and $84.8 million of revenue that was included in a previously recorded contract liability as of the beginning of the period.
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
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of June 30, 2024. Proceeds from the sold receivables are reflected in our operating cash flows on the statement of cash flows.
MARPA activity consisted of the following (in thousands):

	As of and for the Year Ended June 30,
	2024	2023
Beginning balance:	$200,000	$157,785
Sales of receivables	3,471,335	2,856,936
Cash collections	(3,421,335)	(2,814,721)
Outstanding balance sold to Purchaser: (1)	250,000	200,000
Cash collected, not remitted to Purchaser (2)	(110,750)	(71,677)
Remaining sold receivables	$139,250	$128,323
______________________
(1)During fiscal 2024 and 2023, the Company recorded a net cash inflow in its cash flows from operating activities of $50.0 million and a net cash inflow of $42.2 million, respectively, from sold receivables. MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.
(2)Includes the cash collected on behalf of but not yet remitted to Purchaser as of June 30, 2024 and 2023. This balance is included in other accrued expenses and current liabilities as of the balance sheet date.

Note 7 – Inventories
Inventories consisted of the following (in thousands):

	June 30,
	2024	2023
Materials, purchased parts and supplies	$77,743	$78,691
Work in process	13,331	21,894
Finished goods	27,365	30,006
Total	$118,439	$130,591
Note 8 – Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reportable segment were as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2022	$3,934,625	$123,666	$4,058,291
Goodwill acquired (1)	6,072	15,506	21,578
Foreign currency translation	(633)	5,469	4,836
Balance at June 30, 2023	$3,940,064	$144,641	$4,084,705
Goodwill acquired (1)	34,681	34,726	69,407
Foreign currency translation	78	654	732
Balance at June 30, 2024	$3,974,823	$180,021	$4,154,844
______________________
(1)    Includes goodwill initially allocated to new business combinations as well as measurement period adjustments, when applicable. The final purchase price allocations for our fiscal 2024 acquisitions remain open as of June 30, 2024.
No impairments of goodwill are included in the balances above.
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	June 30, 2024			June 30, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer contracts and related customer relationships	$695,944	$(353,159)	$342,785	$655,877	$(313,745)	$342,132
Acquired technologies	271,285	(139,716)	131,569	277,180	(111,477)	165,703
Total intangible assets	$967,229	$(492,875)	$474,354	$933,057	$(425,222)	$507,835
Amortization expense related to intangible assets was $73.8 million, $75.4 million and $74.1 million for fiscal 2024, 2023, and 2022, respectively. Intangible assets with a gross carrying value of $6.1 million became fully amortized during fiscal 2024 and are no longer reflected in the gross carrying value and accumulated amortization as of June 30, 2024.
As of June 30, 2024, the estimated annual amortization expense is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2025	$71,496
2026	63,634
2027	56,588
2028	48,213
2029	40,052
2030 and thereafter	194,371
Total intangible assets, net	$474,354

Note 9 – Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	June 30,
	2024	2023
Equipment and furniture	$312,644	$290,104
Leasehold improvements	262,402	236,491
Property, plant and equipment, at cost	575,046	526,595
Less accumulated depreciation and amortization	(379,603)	(327,076)
Total property, plant and equipment, net	$195,443	$199,519
Depreciation expense was $68.4 million, $66.1 million and $60.5 million in fiscal 2024, 2023, and 2022, respectively.
Note 10 – Leases
All of the Company’s leases are operating leases. The current portion of operating lease liabilities is included in other accrued expenses and current liabilities in our consolidated balance sheets. Lease balances in our consolidated balance sheet are as follows (in thousands):

	June 30,
	2024	2023
Operating lease right-of-use assets	$305,637	$312,989

Operating lease liabilities, current	51,223	46,260
Operating lease liabilities, noncurrent	325,046	329,432
	$376,269	$375,692
The Company’s total lease cost is recorded primarily within indirect costs and selling expenses and had the following impact on the consolidated statement of operations (in thousands):

	Year Ended June 30,
	2024	2023	2022
Operating lease cost	$82,441	$80,057	$80,748
Short-term and variable lease cost	17,390	16,287	15,567
Sublease income	(366)	(344)	(404)
Total lease cost	$99,465	$96,000	$95,911
The Company’s future minimum lease payments under non-cancelable operating leases as of June 30, 2024 are as follows (in thousands):

Fiscal Year Ending June 30:
2025	$64,565
2026	82,663
2027	73,338
2028	57,016
2029	44,930
Thereafter	107,251
Total undiscounted lease payments	429,763
Less: imputed interest	(53,494)
Total discounted lease liabilities	$376,269
The weighted-average remaining lease terms as of June 30, 2024 and 2023 were 6.22 years and 6.44 years and the weighted-average discount rates were 3.91% and 3.42%, respectively.

Cash paid for operating leases was $88.0 million, $86.1 million, and $85.2 million in fiscal 2024, 2023, and 2022, respectively. Operating lease liabilities arising from obtaining new ROU assets was $61.3 million, $64.5 million and $30.9 million in fiscal 2024, 2023, and 2022, respectively, which includes all noncash changes arising from new or remeasured operating lease arrangements.
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
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

	Financial Statement Classification	Fair Value Hierarchy	As of June 30,
			2024	2023
Description of Financial Instrument			Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$(3,061)	$—
Contingent consideration	Other long-term liabilities	Level 3	$(13,737)	$—
Interest rate swap agreements	Other long-term assets	Level 2	$33,327	$43,283
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
The Company recognized contingent consideration liabilities in connection with its current year acquisitions, representing potential earnout payments and other contingent payments. The fair values of these liabilities were determined using a valuation model which included an assessment of the most likely outcome, assumptions related to projected earnings of the acquired company and the application of a discount rate when applicable. Fair value of contingent consideration is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the discount. Changes are reflected within indirect costs and selling expenses.
Note 12 – Debt
Long-term debt consisted of the following (in thousands):

	June 30,
	2024	2023
Bank credit facility – term loans	$1,133,125	$1,179,063
Bank credit facility – revolver loans	415,000	525,000
Principal amount of long-term debt	1,548,125	1,704,063
Less unamortized discounts and debt issuance costs	(5,488)	(7,682)
Total long-term debt	1,542,637	1,696,381
Less current portion	(61,250)	(45,938)
Long-term debt, net of current portion	$1,481,387	$1,650,443

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
The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,975.0 million. As of June 30, 2024, the Company had $415.0 million outstanding under the Revolving Facility and no borrowings on the swing line. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.
The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of June 30, 2024, the Company had $1,133.1 million outstanding under the Term Loan.
The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a SOFR rate, plus in each case, an applicable margin based upon the Company’s consolidated total net leverage ratio. As of June 30, 2024, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 4.59%.
The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility. As of June 30, 2024, the Company was in compliance with all of the financial covenants. A majority of the Company’s assets serve as collateral under the Credit Facility.
All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.
The aggregate maturities of long-term debt as of June 30, 2024, are as follows (in thousands):

Fiscal Year Ending June 30,
2025	$61,250
2026	61,250
2027	1,425,625
Principal amount of long-term debt	$1,548,125
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
The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the periods presented was as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Gain recognized in other comprehensive income	$19,937	$30,874	$22,751
Amounts reclassified to earnings from accumulated other comprehensive loss	(27,390)	(13,160)	10,882
Net current period other comprehensive income (loss)	$(7,453)	$17,714	$33,633

Note 13 – Composition of Certain Financial Statement Captions
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	June 30,
	2024	2023
Accrued salaries and withholdings	$218,529	$199,455
Accrued leave	75,339	129,738
Other	22,646	43,161
Total accrued compensation and benefits	$316,514	$372,354
Other Accrued Expenses and Current Liabilities
Other accrued expenses and current liabilities consisted of the following (in thousands):

	June 30,
	2024	2023
Deferred revenue, current	$139,745	$138,469
Vendor obligations	72,875	76,682
MARPA payable	110,750	71,677
Operating lease liabilities, current	51,223	46,260
Other	38,761	44,414
Total other accrued expenses and current liabilities	$413,354	$377,502
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2024	2023
Reserve for unrecognized tax benefits	$75,988	$154,498
Deferred and contingent acquisition consideration	16,140	—
Accrued post-retirement obligations	6,840	7,027
Deferred revenue, noncurrent	4,607	5,522
Other	8,610	10,124
Total other long-term liabilities	$112,185	$177,171
Accrued post-retirement obligations include projected liabilities for benefits the Company is obligated to provide under long-term care, group health, and executive life insurance plans, each of which is unfunded. Plan benefits are provided to certain current and former executives, their dependents and other eligible employees, as defined. Post-retirement obligations also include accrued benefits under supplemental retirement benefit plans covering certain executives. The expense recorded under these plans was $0.3 million, $0.7 million and $1.3 million during fiscal 2024, 2023, and 2022, respectively.
Note 14 – Earnings Per Share
Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Year Ended June 30,
	2024	2023	2022
Net income	$419,924	$384,735	$366,794
Weighted-average number of basic shares outstanding during the period	22,381	23,196	23,446
Dilutive effect of RSUs after application of treasury stock method	192	217	231
Weighted-average number of diluted shares outstanding during the period	22,573	23,413	23,677
Basic earnings per share	$18.76	$16.59	$15.64
Diluted earnings per share	$18.60	$16.43	$15.49

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
In addition to the ASR, during fiscal 2024, CACI repurchased 0.5 million shares of its outstanding common stock for $150.0 million on the open market at an average share price of $318.99 including commissions paid. The total remaining authorization for future common share repurchases under the 2023 Repurchase Program was $337.3 million as of June 30, 2024.
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
As of June 30, 2024, the Company had stock-based compensation awards outstanding under its 2016 Amended and Restated Incentive Compensation Plan (the 2016 Plan) and its Management Stock Purchase Plan (MSPP). Stock-based compensation expense and related income tax benefits recognized under all plans is as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Stock-based compensation expense	$53,904	$39,643	$31,732
Income tax benefits recognized from stock-based compensation	16,486	10,110	8,218
During fiscal 2024, 2023, and 2022, the Company recognized $2.9 million, $1.1 million, and $5.2 million of excess tax benefits, respectively, which have been reported as operating cash inflows in the accompanying consolidated statements of cash flows.
Stock Incentive Plan
Under the terms of the 2016 Plan, the Company may issue, among others, non-qualified stock options, restricted stock, RSUs, SARs, and performance awards, collectively referred to herein as equity awards. During the periods presented, all equity awards issued were in the form of RSUs, including performance-based and non-performance-based RSUs.
The Company fulfills its obligations under the equity awards by either issuing new shares of authorized common stock or by issuing shares from treasury. The total number of shares authorized by shareholders for grants under the 2016 Plan was 2,400,000. The aggregate number of grants that may be made may exceed this approved amount as forfeited awards become available for future grants. As of June 30, 2024, cumulative grants of 1,681,869 equity awards underlying the shares authorized have been issued, and 298,988 have been forfeited.
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
Fiscal 2024, 2023 and 2022 PRSUs
For annual performance-based stock awards granted to key employees in fiscal 2024, 2023 and 2022, the awards vest at the end of a three-year period subject to continuous service, with the final number of PRSUs earned by participants based on the extent of achievement of a specified cumulative three-year EBITDA objective with minimum required performance.

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
The annual performance-based awards granted for each of the fiscal years presented were as follows:

	Performance-based stock awards granted	Number of additional shares earned under performance-based stock awards
Fiscal 2024	74,843	—
Fiscal 2023	51,600	—
Fiscal 2022	47,749	—
Changes in the number of unvested RSUs for each of the periods presented, together with the corresponding weighted-average fair values, are as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2021	425,971	$209.60
Granted	237,723	249.04
Vested	(200,371)	114.01
Forfeited	(26,704)	249.09
Unvested at June 30, 2022	436,619	$253.02
Granted	187,046	262.13
Vested	(157,001)	235.73
Forfeited	(29,328)	257.58
Unvested at June 30, 2023	437,336	$259.75
Granted	194,106	307.68
Vested	(182,056)	253.26
Forfeited	(21,679)	282.35
Unvested at June 30, 2024	427,707	$283.12
The total intrinsic value of RSUs that vested during fiscal 2024, 2023, and 2022 was $58.6 million, $41.9 million and $49.6 million, respectively.
As of June 30, 2024, there was $69.1 million of unrecognized compensation cost related to RSUs, scheduled to be recognized over a weighted-average period of 1.88 years.
Stock Purchase Plans
The Company adopted the 2002 Employee Stock Purchase Plan (ESPP), MSPP and DSPP in November 2002, and implemented these plans beginning July 1, 2003. There are 1,500,000, 500,000, and 75,000 shares authorized for grants under the ESPP, MSPP and DSPP, respectively.

The ESPP allows eligible full-time employees to purchase shares of common stock at 95% of the fair market value of a share of common stock on the last day of the quarter. The maximum number of shares that an eligible employee can purchase during any quarter is equal to two times an amount determined as follows: 20% of such employee’s compensation over the quarter, divided by 95% of the fair market value of a share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, was amended effective July 1, 2005 so as to be considered non-compensatory. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of June 30, 2024, participants have purchased 1,363,567 shares under the ESPP, at a weighted-average price per share of $83.16. Of these shares, 33,406 were purchased by employees at a weighted-average price per share of $321.68 during fiscal 2024. During the year ended June 30, 2013, the Company established a 10b5-1 plan to facilitate the open market purchase of shares of Company stock to satisfy its obligations under the ESPP.
The MSPP provides those senior executives with stock holding requirements a mechanism to receive RSUs in lieu of up to 100% of their annual bonus. For the fiscal 2024, 2023, and 2022, RSUs awarded in lieu of bonuses earned were granted at 100% of the closing price of a share of the Company’s common stock on the date of the award, as reported by the New York Stock Exchange. RSUs granted under the MSPP vest at the earlier of 1) three-years from the grant date, 2) upon a change of control of the Company, 3) upon a participant’s retirement at or after age 65, or 4) upon a participant’s death or permanent disability. Vested RSUs are settled in shares of common stock. The Company recognizes the value of the discount applied to RSUs granted under the MSPP as stock compensation expense ratably over the three-year vesting period.
Activity related to the MSPP during the year ended June 30, 2024 is as follows:

MSPP
RSUs outstanding, June 30, 2023	5,140
Granted	1,959
Issued	(3,221)
Forfeited	(355)
RSUs outstanding, June 30, 2024	3,523
Weighted average grant date fair value as adjusted for the applicable discount	$244.46
The DSPP allows members of the Company’s Board of Directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100% of their annual retainer fees. Vested RSUs are settled in shares of common stock. There were no DSPP awards outstanding during fiscal 2024.
Note 16 – Income Taxes
The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Domestic	$480,145	$447,975	$421,942
Foreign	64,504	35,664	32,630
Income before income taxes	$544,649	$483,639	$454,572
The components of income tax expense are as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Current:
Federal	$130,621	$184,040	$66,956
State and local	26,268	49,824	1,372
Foreign	17,599	11,053	9,880
Total current	174,488	244,917	78,208
Deferred:
Federal	(42,322)	(109,894)	(12,884)
State and local	(6,827)	(36,717)	22,140
Foreign	(614)	598	314
Total deferred	(49,763)	(146,013)	9,570
Total income tax expense	$124,725	$98,904	$87,778

Income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21.0% as a result of the following (in thousands):

	Year Ended June 30,
	2024	2023	2022
Expected tax expense computed at federal statutory rate	$114,376	$101,564	$95,460
State and local taxes, net of federal benefit	16,508	15,900	21,295
Remeasurement of current year NOL	—	—	(1,124)
R&D tax credit, net	(12,604)	(14,205)	(15,708)
Stock-based compensation	(2,385)	(930)	(3,981)
Nonincludible and nondeductible items, net	4,368	1,105	1,588
Remeasurement of deferred taxes	(1,150)	(5,546)	(5,629)
Other	5,612	1,016	(4,123)
Total income tax expense	$124,725	$98,904	$87,778
Effective income tax rate	22.9%	20.4%	19.3%
The effective tax rate for fiscal 2024 was favorably impacted by research and development tax credits, offset by state income taxes. The effective tax rate for fiscal 2023 was favorably impacted primarily by federal research tax credits and the remeasurement of state deferred taxes. The effective tax rate for fiscal 2022 was favorably impacted primarily by the Company’s method of accounting changes that resulted in a carryback of a federal income NOL and related income tax benefit as well as federal research tax credits.
The tax effects of temporary differences that give rise to deferred taxes are presented below (in thousands):

	June 30,
	2024	2023
Deferred tax assets:
Operating lease liabilities	$97,911	$102,679
Reserves and accruals	22,172	27,881
Capitalized research and development	170,086	191,872
Credits and net operating loss carryovers	9,407	4,284
Deferred compensation and post-retirement obligations	34,315	34,477
Stock-based compensation	12,362	11,032
Valuation allowance	(2,887)	—
Total deferred tax assets	343,366	372,225
Deferred tax liabilities:
Goodwill and other intangible assets	(357,150)	(331,845)
Property, plant and equipment	(27,578)	(31,068)
Operating lease right-of-use assets	(74,769)	(78,670)
Deferred revenue	(23,591)	(26,543)
Prepaid expenses	(12,084)	(11,177)
Interest rate swaps	(8,322)	(10,943)
Other	(9,680)	(2,524)
Total deferred tax liabilities	(513,174)	(492,770)
Net deferred tax liability	$(169,808)	$(120,545)
During fiscal 2023, a provision of the TCJA went into effect that eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to capitalize and amortize such costs over five years. This provision decreased fiscal 2024 and 2023 cash flows from operations by $73.9 million and $95.0 million, respectively, and increased net deferred tax assets by a similar amount. The future impact of this provision will depend on any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of future research and development expenses paid or incurred (among other factors).
The deferred tax assets and liabilities were remeasured in fiscal 2024 due to a reduction in the blended state effective tax rate.

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company is currently under examination by the Internal Revenue Service (IRS) for fiscal 2017 through 2021 and one state jurisdiction for fiscal 2019 and 2020. Based on the current IRS audit status and expected conclusion timing, approximately $76.7 million of federal income tax receivables have been classified as long term as of June 30, 2024. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.
U.S. income taxes have not been provided for undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the United States. As of June 30, 2024, the estimated deferred tax liability associated with these undistributed earnings is approximately $2.9 million.
Changes in the Company’s liability for unrecognized tax benefits is shown in the table below (in thousands):

	Year Ended June 30,
	2024	2023	2022
Beginning of year	$153,860	$42,810	$31,505
Additions based on prior year tax positions	3,592	3,829	8,221
Additions based on current year tax positions	11,703	107,221	8,313
Reductions based on prior year tax positions	(96,111)	—	—
Settlement with taxing authorities	—	—	(5,229)
End of year	$73,044	$153,860	$42,810
Unrecognized tax benefits that, if recognized, would affect the effective tax rate	$73,044	$56,944	$42,810
The Company’s total liability for unrecognized tax benefits as of June 30, 2024, 2023 and 2022 was approximately $73.0 million, $153.9 million and $42.8 million, respectively. During fiscal 2023, the Company recognized an increase in reserves related to the required capitalization of research and development expenses, which became effective in fiscal 2023, and current and prior year research and development tax credits. During fiscal 2024, the Company reduced its unrecognized tax benefit, primarily due to completing a detailed analysis of capitalized research and development costs which considered recent guidance issued by the IRS.
The Company recognizes net interest and penalties as a component of income tax expense. Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at June 30, 2024. As of June 30, 2024, the entire balance of unrecognized tax benefits is included in deferred taxes and other long-term liabilities.
Note 17 – Retirement Plans
Defined Contribution Plans
The Company sponsors various defined contribution plans in which most employees are eligible to participate. Company contribution expense for fiscal 2024, 2023, and 2022 was $78.7 million, $99.0 million and $100.3 million, respectively.
Supplemental Savings Plan
The Company maintains the Supplemental Savings Plan through which, on a calendar year basis, officers at the director level and above can elect to defer for contribution to the Supplemental Savings Plan up to 50% of their base compensation and up to 100% of their bonuses. The Company provides a contribution of 5% of compensation for each participant’s compensation that exceeds the limit as set forth in IRC 401(a)(17) (currently $345,000 per year). The Company also has the option to make annual discretionary contributions. Company contributions vest five-years from the date of enrollment, and vesting is accelerated in the event of a change of control of the Company. Participant deferrals and Company contributions will be credited with the rate of return based on the investment options and asset allocations selected by the Participant. Participants may change their asset allocation as often as daily, if they so choose. A Rabbi Trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the Supplemental Savings Plan are made upon retirement, termination, death, or total disability. The Supplemental Savings Plan also allows for in-service distributions.
Supplemental Savings Plan obligations due to participants totaled $122.5 million at June 30, 2024, of which $11.3 million is included in accrued compensation and benefits in the accompanying consolidated balance sheet. Supplemental Savings Plan obligations increased by $8.1 million during fiscal 2024, consisting of $12.6 million of distributions and $6.0 million of investment gains, offset by $13.9 million of participant compensation deferrals and $1.0 million of Company contributions.
The Company maintains COLI assets in a Rabbi Trust to offset the obligations under the Supplemental Savings Plan. The value of the COLI in the Rabbi Trust was $99.4 million at June 30, 2024 and COLI gains were $5.2 million for fiscal 2024.
Contribution expense for the Supplemental Savings Plan during fiscal 2024, 2023, and 2022, was $1.0 million, $0.8 million, and $0.9 million, respectively.

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
The Company evaluates the performance of its operating segments based on net income. Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Year Ended June 30, 2024			Year Ended June 30, 2023			Year Ended June 30, 2022
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Revenues	$7,432,745	$227,087	$7,659,832	$6,512,938	$189,608	$6,702,546	$6,011,059	$191,858	$6,202,917
Net income	384,553	35,371	419,924	354,937	29,798	384,735	339,381	27,413	366,794
Net assets	3,257,908	260,299	3,518,207	2,998,986	225,348	3,224,334	2,867,396	186,147	3,053,543
Goodwill	3,974,823	180,021	4,154,844	3,940,064	144,641	4,084,705	3,934,625	123,666	4,058,291
Total long-term assets	5,209,633	211,939	5,421,572	5,219,175	171,596	5,390,771	5,271,444	148,349	5,419,793
Total assets	6,442,853	353,248	6,796,101	6,305,758	295,050	6,600,808	6,380,745	248,686	6,629,431
Capital expenditures	60,898	2,788	63,686	61,201	2,516	63,717	72,736	1,828	74,564
Depreciation and amortization	138,548	3,597	142,145	138,879	2,685	141,564	131,401	3,280	134,681
Interest income and interest expense are not presented above as the amounts attributable to the Company’s international operations are insignificant.
Customer Information
The Company earned 95.1%, 94.8% and 94.8% of its revenues from various agencies and departments of the U.S. government for fiscal 2024, 2023 and 2022, respectively.
Note 19 – Commitments and Contingencies
Legal Proceedings
The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.
Government Contracting
Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services. The DCAA has completed audits of the Company’s annual incurred cost proposals through fiscal year ended June 30, 2022. We are still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believe our reserves for such are adequate. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.
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

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2024. Based on the evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, an evaluation was also performed of any changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2024. Based on this evaluation, management determined there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s management, with the participation of its CEO and CFO, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2024.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.
Item 9B. Other Information
Disclosure of Trading Arrangements
During the fiscal quarter ended June 30, 2024, the following directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408:
John S. Mengucci, our Chief Executive Officer, adopted a new Rule 10b5-1 trading arrangement on May 17, 2024 that will terminate no later than November 22, 2024. Under the trading arrangement, up to an aggregate of 10,000 shares of common stock are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.
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
Item 10. Directors, Executive Officers and Corporate Governance
Except for the specific disclosures below, the information required by this Item 10 is included under the headings "Executive Officers," "Corporate Governance" and "Insider Trading Policy and Procedures" in our 2024 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2024 (2024 Proxy Statement) and is incorporated by reference.
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
Item 11. Executive Compensation
The information required by this Item 11 will be incorporated herein by reference to the Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item 12 will be incorporated herein by reference to the Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.
Item 13. Certain Relationships and Related Transactions
The information required by this Item 13 will be incorporated herein by reference to the Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be incorporated herein by reference to the Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report:
(1)Financial Statements
(2)Financial Statements Schedules
All schedules have been omitted because they are not applicable, not required or the information has been otherwise supplied in the consolidated financial statements or notes to consolidated financial statements.
(3)Exhibits

		Filed with this Form 10-K	Incorporated by Reference
Exhibit No.	Description		Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 16, 2017.		8-K	March 21, 2017	3.1

4.1	Description of the Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934.		10-K	August 14, 2020	4.1

10.1	Amended and Restated Credit Agreement, dated December 13, 2021, by and among CACI International Inc as borrower; Bank of America, N.A. as administrative agent, swing line lender and L/C issuer and each of the lenders named therein.		8-K	December 17, 2021	10.1

10.2	LIBOR Transition Amendment, dated April 12, 2023, between CACI International Inc and Bank of America, N.A., as administrative agent.		10-Q	April 27, 2023	10.1

10.3	Master Accounts Receivable Purchase Agreement, dated December 28, 2018, among CACI International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	January 4, 2019	10.1

10.4	Performance Undertaking, dated December 28, 2018, made by CACI International Inc in favor of MUFG Bank, Ltd., as Administrative Agent, for the benefit of the purchasers.		8-K	January 4, 2019	10.2

10.5	Amendment No. 1 to Master Accounts Receivable Purchase Agreement dated December 27, 2019, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 31, 2019	10.1

		Filed with this Form 10-K	Incorporated by Reference
Exhibit No.	Description		Form	Filing Date	Exhibit No.
10.6	Amendment No. 2 to the Master Accounts Receivable Purchase Agreement dated December 24, 2020, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 30, 2020	10.1

10.7	Amendment No. 3 to the Master Accounts Receivable Purchase Agreement dated December 23, 2021, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 29, 2021	10.1

10.8	Amendment No. 4 to the Master Accounts Receivable Purchase Agreement dated December 22, 2022, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 28, 2022	10.1

10.9	Amendment No. 5 to the Master Accounts Receivable Purchase Agreement dated December 20, 2023, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 27, 2023	10.1
10.10	Amended and Restated Management Stock Purchase Plan of CACI International Inc. *		10-K	August 27, 2008	10.5

10.11	Amendment to the CACI International Inc Management Stock Purchase Plan dated June 23, 2010. *		10-K	August 25, 2010	10.34

10.12	Form of Restricted Stock Unit (RSU) Agreement under CACI International Inc Management Stock Purchase Plan. *		10-K	August 11, 2022	10.9

10.13	Amended and Restated Director Stock Purchase Plan of CACI International Inc. *		10-Q	May 4, 2012	10.1

10.14	Form of Stock Grant Agreement under CACI International Inc Director Stock Purchase Plan. *		S-8	February 6, 2012	10.15

10.15	CACI International Inc 2016 Amended and Restated Incentive Compensation Plan. *		Def 14A	October 1, 2020	Appendix A

10.16	Form of RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan. *		10-K	August 11, 2022	10.13

10.17	Form of RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan. *		10-Q	January 25, 2024	10.2
10.18	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan (Prior to FY2022). *		10-K	August 14, 2020	10.30

10.19	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan. *		10-K	August 11, 2022	10.15

10.20	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan. *		10-Q	January 25, 2024	10.3

		Filed with this Form 10-K	Incorporated by Reference
Exhibit No.	Description		Form	Filing Date	Exhibit No.
10.21	Form of Non-Employee Director Restricted Stock Unit Grant Agreement issued pursuant to the 2016 Incentive Compensation Plan. *		10-K	August 21, 2017	10.30

10.22	Severance Compensation Agreement dated October 3, 2022 between Jeffrey D. MacLauchlan and CACI International Inc. *		8-K	October 3, 2022	10.25

10.23	Severance Compensation Agreement dated June 16, 2008 between Gregory R. Bradford and CACI International Inc. *		10-K	August 27, 2008	10.23

10.24	Supplemental Executive Retirement Plan dated June 3, 2019 between John S. Mengucci and CACI International Inc. *		10-K	August 21, 2019	10.32

10.25	Employment Agreement dated July 1, 2019 between John S. Mengucci and CACI International Inc. *		10-K	August 21, 2019	10.33

19.1	CACI International Inc Securities Trading Policy.	X

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).	X
23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
______________________
*Denotes a management contract, compensatory plan, or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 8th day of August 2024.

CACI International Inc
Registrant

Date: August 8, 2024	By:	/s/ JOHN S. MENGUCCI
John S. Mengucci President, Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN S. MENGUCCI	President, Chief Executive Officer and Director (Principal Executive Officer)	August 8, 2024
John S. Mengucci

/s/ JEFFREY D. MACLAUCHLAN	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 8, 2024
Jeffrey D. MacLauchlan

/s/ ERIC F. BLAZER	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	August 8, 2024
Eric F. Blazer

/s/ MICHAEL A. DANIELS	Chairman of the Board of Directors	August 8, 2024
Michael A. Daniels

/s/ LISA S. DISBROW	Director	August 8, 2024
Lisa S. Disbrow

/s/ SUSAN M. GORDON	Director	August 8, 2024
Susan M. Gordon

/s/ WILLIAM L. JEWS	Director	August 8, 2024
William L. Jews

/s/ GREGORY G. JOHNSON	Director	August 8, 2024
Adm Gregory G. Johnson, USN (Ret.)

/s/ RYAN D. MCCARTHY	Director	August 8, 2024
Ryan D. McCarthy

/s/ PHILIP O. NOLAN	Director	August 8, 2024
Philip O. Nolan

/s/ DEBORA A. PLUNKETT	Director	August 8, 2024
Debora A. Plunkett

/s/ STANTON D. SLOANE	Director	August 8, 2024
Stanton D. Sloane

/s/ WILLIAM S. WALLACE	Director	August 8, 2024
Gen William S. Wallace, USA (Ret.)