Form 10-Q
period 2024-09-30
CACI INTERNATIONAL INC /DE/
filed 2024-10-24
CIK 16058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of October 13, 2024, there were 22,408,154 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,
	2024	2023
Revenues	$2,056,889	$1,850,147
Costs of revenues:
Direct costs	1,414,424	1,272,918
Indirect costs and selling expenses	427,946	404,633
Depreciation and amortization	34,678	35,247
Total costs of revenues	1,877,048	1,712,798
Income from operations	179,841	137,349
Interest expense and other, net	23,970	25,571
Income before income taxes	155,871	111,778
Income taxes	35,694	25,731
Net income	$120,177	$86,047
Basic earnings per share	$5.39	$3.80
Diluted earnings per share	$5.33	$3.76
Weighted-average basic shares outstanding	22,304	22,647
Weighted-average diluted shares outstanding	22,539	22,894
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,
	2024	2023
Net income	$120,177	$86,047
Other comprehensive income (loss):
Foreign currency translation adjustment	16,170	(9,201)
Change in fair value of interest rate swap agreements, net of tax	(17,676)	5,432
Total other comprehensive loss, net of tax	(1,506)	(3,769)
Comprehensive income	$118,671	$82,278
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$440,706	$133,961
Accounts receivable, net	1,069,611	1,031,311
Prepaid expenses and other current assets	236,781	209,257
Total current assets	1,747,098	1,374,529
Goodwill	4,166,015	4,154,844
Intangible assets, net	457,087	474,354
Property, plant and equipment, net	191,379	195,443
Operating lease right-of-use assets	339,748	305,637
Supplemental retirement savings plan assets	101,909	99,339
Accounts receivable, long-term	14,130	13,311
Other long-term assets	165,697	178,644
Total assets	$7,183,063	$6,796,101
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$61,250	$61,250
Accounts payable	263,535	287,142
Accrued compensation and benefits	242,059	316,514
Other accrued expenses and current liabilities	434,254	413,354
Total current liabilities	1,001,098	1,078,260
Long-term debt, net of current portion	1,761,623	1,481,387
Supplemental retirement savings plan obligations, net of current portion	119,906	111,208
Deferred income taxes	156,933	169,808
Operating lease liabilities, noncurrent	380,480	325,046
Other long-term liabilities	111,417	112,185
Total liabilities	$3,531,457	$3,277,894
COMMITMENTS AND CONTINGENCIES (NOTE 9)
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock $0.10 par value, 80,000 shares authorized; 43,045 shares issued and 22,305 outstanding at September 30, 2024 and 43,042 shares issued and 22,301 outstanding at June 30, 2024	4,305	4,304
Additional paid-in capital	645,917	631,191
Retained earnings	4,480,717	4,360,540
Accumulated other comprehensive loss	(14,028)	(12,522)
Treasury stock, at cost (20,740 and 20,740 shares, respectively)	(1,465,305)	(1,465,306)
Total shareholders’ equity	3,651,606	3,518,207
Total liabilities and shareholders’ equity	$7,183,063	$6,796,101
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$120,177	$86,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,678	35,247
Amortization of deferred financing costs	549	547
Stock-based compensation expense	15,391	10,024
Deferred income taxes	(7,086)	(7,812)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(35,770)	(111,159)
Prepaid expenses and other assets	(40,308)	(37,343)
Accounts payable and other accrued expenses	(10,561)	154,469
Accrued compensation and benefits	(75,614)	(90,511)
Income taxes payable and receivable	30,609	23,803
Operating lease liabilities and assets, net	(1,054)	(868)
Long-term liabilities	3,650	7,644
Net cash provided by operating activities	34,661	70,088
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(11,476)	(13,991)
Acquisitions of businesses	(251)	(347)
Other	—	1,974
Net cash used in investing activities	(11,727)	(12,364)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	1,289,000	732,500
Principal payments made under bank credit facilities	(1,009,313)	(640,156)
Proceeds from employee stock purchase plans	3,098	3,156
Repurchases of common stock	(3,242)	(140,364)
Payment of taxes for equity transactions	(187)	(697)
Net cash provided by (used in) financing activities	279,356	(45,561)
Effect of exchange rate changes on cash and cash equivalents	4,455	(2,393)
Net change in cash and cash equivalents	306,745	9,770
Cash and cash equivalents, beginning of period	133,961	115,776
Cash and cash equivalents, end of period	$440,706	$125,546
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$8,563	$5,989
Cash paid during the period for interest	$20,894	$22,219
Non-cash financing and investing activities:
Accrued share repurchases	$—	$12,426
Accrued capital expenditures	$185	$568
Landlord sponsored tenant incentives	$2,515	$1,039
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2024	43,042	$4,304	$631,191	$4,360,540	$(12,522)	20,740	$(1,465,306)	$3,518,207
Net income	—	—	—	120,177	—	—	—	120,177
Stock-based compensation expense	—	—	15,391	—	—	—	—	15,391
Tax withholdings on restricted share vestings	3	1	(567)	—	—	—	—	(566)
Other comprehensive loss, net of tax	—	—	—	—	(1,506)	—	—	(1,506)
Repurchases of common stock	—	—	(144)	—	—	8	(3,098)	(3,242)
Treasury stock issued under stock purchase plans	—	—	46	—	—	(8)	3,099	3,145
Balance at September 30, 2024	43,045	$4,305	$645,917	$4,480,717	$(14,028)	20,740	$(1,465,305)	$3,651,606

Balance at June 30, 2023	42,923	$4,292	$546,334	$3,940,616	$(4,916)	20,126	$(1,261,992)	$3,224,334
Net income	—	—	—	86,047	—	—	—	86,047
Stock-based compensation expense	—	—	10,024	—	—	—	—	10,024
Tax withholdings on restricted share vestings	6	1	(598)	—	—	—	—	(597)
Other comprehensive loss, net of tax	—	—	—	—	(3,769)	—	—	(3,769)
Repurchases of common stock	—	—	39,087	—	—	585	(193,744)	(154,657)
Treasury stock issued under stock purchase plans	—	—	38	—	—	(8)	2,613	2,651
Balance at September 30, 2023	42,929	$4,293	$594,885	$4,026,663	$(8,685)	20,703	$(1,453,123)	$3,164,033
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of September 30, 2024 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2024. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.
Note 2 – Recent Accounting Pronouncements
Accounting Standards Updates Issued but Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items in annual and interim periods. The ASU will be effective beginning with our annual fiscal 2025 financial statements, and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impacts of the new standard on our segment disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU will be effective beginning with our annual fiscal 2026 financial statements, and should be applied prospectively. Retrospective application is permitted. We are currently evaluating the impacts of the new standard on our income tax disclosures.
Accounting Standards Updates Adopted
There have been no recently adopted accounting pronouncements that are material to the Company's consolidated financial statements.
Note 3 – Acquisitions
On September 10, 2024, CACI entered into an agreement to acquire all of the equity interests of Azure Summit Technology, Inc. (Azure Summit) for purchase consideration of approximately $1,275.0 million in cash, subject to adjustments for working capital and certain other items. Azure Summit advances DoD mission outcomes with its portfolio of high-performance radio frequency technology and engineering talent focused on the electromagnetic spectrum. The acquisition is expected to be completed during the second quarter of fiscal 2025.
On September 29, 2024, CACI entered into an agreement to acquire all of the equity interests of AI Corporate Holdings, Inc. and Applied Insight Holdings, LLC (Applied Insight) for purchase consideration of approximately $320.0 million in cash, subject to adjustments for working capital and certain other items. Applied Insight delivers proven cloud migration, adoption, and transformation capabilities, coupled with intimate customer relationships across the DoD and intelligence communities. The acquisition was completed during the second quarter of fiscal 2025. The Company funded the acquisition with cash on hand and borrowings under its revolving credit facility.

To provide additional financial flexibility for the Company, in connection with the Azure Summit acquisition, the Company entered into a commitment letter (the “Commitment Letter”), dated September 10, 2024, with JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to which JPMorgan committed to provide the entire principal amount of a senior secured bridge loan facility in an aggregate principal amount of up to $750.0 million. As of September 30, 2024, no amounts were funded pursuant to the Commitment Letter. During the second quarter of fiscal 2025 the Company expects to complete a new senior secured Term Loan B facility in an aggregate principal amount of $750.0 million, which will effectively terminate the Commitment Letter. The Term Loan B is a seven-year facility under which principal payments are due in quarterly installments of $1.9 million from March 2025 until the balance is due in full at maturity in October 2031. The interest rates applicable to the Term Loan B facility are floating interest rates that, at the Company’s option, equal a base rate or a term SOFR rate plus an applicable margin.
Note 4 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended September 30, 2024 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2024	$3,974,823	$180,021	$4,154,844
Goodwill acquired (1)	—	74	74
Foreign currency translation	636	10,461	11,097
Balance at September 30, 2024	$3,975,459	$190,556	$4,166,015
__________________________________________________
(1)Includes goodwill initially allocated to new business combinations as well as measurement period adjustments, when applicable.
There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets consisted of the following (in thousands):

	September 30, 2024			June 30, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer contracts and related customer relationships	$697,112	$(363,603)	$333,509	$695,944	$(353,159)	$342,785
Acquired technologies	271,381	(147,803)	123,578	271,285	(139,716)	131,569
Total intangible assets	$968,493	$(511,406)	$457,087	$967,229	$(492,875)	$474,354
Amortization expense related to intangible assets was $18.0 million and $18.4 million for the three months ended September 30, 2024 and 2023, respectively.
Note 5 – Revenues and Contract Balances
Disaggregation of Revenues
The Company disaggregates revenues by contract type, customer type, prime vs. subcontractor, and whether the solution provided is primarily Expertise or Technology. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by contract type were as follows (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$1,280,010	$—	$1,280,010	$1,134,435	$—	$1,134,435
Fixed-price	439,240	36,016	475,256	467,216	34,861	502,077
Time-and-materials	277,071	24,552	301,623	193,517	20,118	213,635
Total	$1,996,321	$60,568	$2,056,889	$1,795,168	$54,979	$1,850,147

Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,534,533	$—	$1,534,533	$1,352,306	$—	$1,352,306
Federal civilian agencies	439,371	—	439,371	407,344	—	407,344
Commercial and other	22,417	60,568	82,985	35,518	54,979	90,497
Total	$1,996,321	$60,568	$2,056,889	$1,795,168	$54,979	$1,850,147
Disaggregated revenues by prime vs. subcontractor were as follows (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,826,763	$53,656	$1,880,419	$1,601,091	$48,271	$1,649,362
Subcontractor	169,558	6,912	176,470	194,077	6,708	200,785
Total	$1,996,321	$60,568	$2,056,889	$1,795,168	$54,979	$1,850,147
Disaggregated revenues by expertise or technology were as follows (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Domestic	International	Total	Domestic	International	Total
Expertise	$956,496	$31,769	$988,265	$857,196	$20,898	$878,094
Technology	1,039,825	28,799	1,068,624	937,972	34,081	972,053
Total	$1,996,321	$60,568	$2,056,889	$1,795,168	$54,979	$1,850,147
Changes in Estimates
Aggregate net changes in estimates for the three months ended September 30, 2024 reflected an increase to income before income taxes of $3.7 million ($0.12 per diluted share), compared with $2.4 million ($0.08 per diluted share), for the three months ended September 30, 2023. The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.
Revenues recognized from previously satisfied performance obligations were not material for the three months ended September 30, 2024 and 2023, respectively. The change in revenues recognized from previously satisfied performance obligations generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customer’s final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.
Remaining Performance Obligations
As of September 30, 2024, the Company had $11.8 billion of remaining performance obligations and expects to recognize approximately 42% and 61% as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
Contract Balances
Contract balances consisted of the following (in thousands):

Description of Contract Related Balance	Financial Statement Classification	September 30, 2024	June 30, 2024
Billed and billable receivables	Accounts receivable, net	$906,720	$885,552
Contract assets – current unbilled receivables	Accounts receivable, net	162,891	145,759
Contract assets – current costs to obtain	Prepaid expenses and other current assets	6,505	6,142
Contract assets – noncurrent unbilled receivables	Accounts receivable, long-term	14,130	13,311
Contract assets – noncurrent costs to obtain	Other long-term assets	14,327	12,310
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(158,624)	(139,745)
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other long-term liabilities	(4,624)	(4,607)
During the three months ended September 30, 2024, we recognized $64.1 million of revenues, compared with $64.4 million of revenues for the three months ended September 30, 2023, that was included in a previously recorded contract liability as of the beginning of the period.

Note 6 – Inventories
Inventories consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Materials, purchased parts and supplies	$74,889	$77,743
Work in process	15,084	13,331
Finished goods	37,341	27,365
Total	$127,314	$118,439
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
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of September 30, 2024. Proceeds from the sold receivables are reflected in operating cash flows on the statement of cash flows.
MARPA activity consisted of the following (in thousands):

	As of and for the Three Months Ended September 30,
	2024	2023
Beginning balance:	$250,000	$200,000
Sales of receivables	959,019	695,260
Cash collections	(985,229)	(718,427)
Outstanding balance sold to Purchaser: (1)	223,790	176,833
Cash collected, not remitted to Purchaser (2)	(96,953)	(80,542)
Remaining sold receivables	$126,837	$96,291
__________________________________________________
(1)For the three months ended September 30, 2024 and 2023, the Company recorded a net cash outflow of $26.2 million and a net cash outflow of $23.2 million in its cash flows from operating activities, respectively, from sold receivables. MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.
(2)Includes the cash collected on behalf of but not yet remitted to Purchaser as of September 30, 2024 and 2023. This balance is included in other accrued expenses and current liabilities as of the balance sheet date.
Note 8 – Debt
Long-term debt consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Bank credit facility – term loans	$1,117,812	$1,133,125
Bank credit facility – revolver loans	710,000	415,000
Principal amount of long-term debt	1,827,812	1,548,125
Less unamortized discounts and debt issuance costs	(4,939)	(5,488)
Total long-term debt	1,822,873	1,542,637
Less current portion	(61,250)	(61,250)
Long-term debt, net of current portion	$1,761,623	$1,481,387

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
The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,975.0 million. As of September 30, 2024, the Company had $710.0 million outstanding under the Revolving Facility and no borrowings on the swing line. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.
The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of September 30, 2024, the Company had $1,117.8 million outstanding under the Term Loan.
The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Secured Overnight Financing Rate (SOFR) rate plus, in each case, an applicable margin based upon the Company’s consolidated total net leverage ratio. For the three months ended September 30, 2024, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 4.99%.
The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility. As of September 30, 2024, the Company was in compliance with all of the financial covenants. A majority of the Company’s assets serve as collateral under the Credit Facility.
All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.
Cash Flow Hedges
The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations. The Company has entered into several floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million which hedge a portion of the Company’s floating rate indebtedness. The swaps mature at various dates through 2028. The Company has designated the swaps as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Realized gains and losses in connection with each required interest payment are reclassified from accumulated other comprehensive income or loss to interest expense. The Company does not hold or issue derivative financial instruments for trading purposes.
The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Gain (loss) recognized in other comprehensive income	$(11,621)	$12,173
Amounts reclassified to earnings from accumulated other comprehensive loss	(6,055)	(6,741)
Other comprehensive income (loss), net of tax	$(17,676)	$5,432
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

Note 10 – Earnings Per Share
Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2024	2023
Net income	$120,177	$86,047
Weighted-average number of basic shares outstanding during the period	22,304	22,647
Dilutive effect of equity awards	235	247
Weighted-average number of diluted shares outstanding during the period	22,539	22,894
Basic earnings per share	$5.39	$3.80
Diluted earnings per share	$5.33	$3.76
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
During fiscal 2023, a provision of the Tax Cuts and Jobs Act of 2017 (TCJA) went into effect that eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to capitalize and amortize such costs over five years. Based upon our interpretation of the law as currently enacted, we estimate that the fiscal 2025 impact will result in increases of $52.7 million to both our income taxes payable and net deferred tax assets. The future impact of this provision will depend on any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of future research and development expenses paid or incurred (among other factors). For the three months ended September 30, 2024, the Company recognized a $12.1 million increase in income taxes payable, with a corresponding increase to net deferred tax assets.
The Organisation for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2). While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We do not expect Pillar 2 to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows.
The Company’s effective income tax rate was 22.9% and 23.0% for the three months ended September 30, 2024 and 2023, respectively. The effective tax rates for the three months ended September 30, 2024, and 2023 were reduced by research and development tax credits.
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
The Company evaluates the performance of its operating segments based on net income. Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Revenues:
Domestic	$1,996,321	$1,795,168
International	60,568	54,979
Total revenues	$2,056,889	$1,850,147

Net income:
Domestic	$102,111	$76,544
International	18,066	9,503
Total net income	$120,177	$86,047

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
The financial instruments measured at fair value on a recurring basis consist of the following (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	September 30, 2024	June 30, 2024
			Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$(3,621)	$(3,061)
Contingent consideration	Other long-term liabilities	Level 3	$(5,323)	$(13,737)
Interest rate swap agreements	Other long-term liabilities	Level 2	$(3,825)	$—
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$1,312	$—
Interest rate swap agreements	Other long-term assets	Level 2	$12,188	$33,327
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
The Company recognized contingent consideration liabilities in connection with certain acquisitions, representing potential earnout payments and other contingent payments. The fair values of these liabilities were determined using a valuation model which included an assessment of the most likely outcome, assumptions related to projected earnings of the acquired company and the application of a discount rate when applicable. Fair value of contingent consideration is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the discount. Changes in the fair value of contingent consideration are reflected within indirect costs and selling expenses and were $8.7 million and zero for the three months ended September 30, 2024 and 2023, respectively.

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
Overview
The Company provides distinctive Expertise and differentiated Technology to customers in support of national security.
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
While we view the budget environment as constructive and believe there is bipartisan support for continued investment in the areas of defense and national security, it is uncertain when in any particular GFY that appropriations bills will be passed. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a continuing resolution (CR), a temporary measure allowing the government to continue operations at prior year funding levels. On September 27, 2024 the President signed a CR for GFY25 that extends funding for all 12 spending bills through December 20, 2024.
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
Market Environment
We provide Expertise and Technology to government customers. We believe that the total addressable market for our offerings is sufficient to support the Company's plans and is expected to continue to grow over the next several years. Approximately 75% of our revenue comes from defense-related customers, including those in the Intelligence Community (IC), with additional revenue coming from non-defense IC, homeland security, and other federal civilian customers.
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

Results of Operations for the Three Months Ended September 30, 2024 and 2023
The following table provides our results of operations (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
	Dollars			Percent
Revenues	$2,056,889	$1,850,147	$206,742	11.2%
Costs of revenues:
Direct costs	1,414,424	1,272,918	141,506	11.1
Indirect costs and selling expenses	427,946	404,633	23,313	5.8
Depreciation and amortization	34,678	35,247	(569)	(1.6)
Total costs of revenues	1,877,048	1,712,798	164,250	9.6
Income from operations	179,841	137,349	42,492	30.9
Interest expense and other, net	23,970	25,571	(1,601)	(6.3)
Income before income taxes	155,871	111,778	44,093	39.4
Income taxes	35,694	25,731	9,963	38.7
Net income	$120,177	$86,047	$34,130	39.7
Revenues. The increase in revenues for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily attributable to new contract awards and growth on existing programs.
The following table summarizes revenues by customer type with related percentages of revenues for the three months ended September 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
	Dollars			Percent
Department of Defense	$1,534,533	$1,352,306	$182,227	13.5%
Federal Civilian Agencies	439,371	407,344	32,027	7.9
Commercial and other	82,985	90,497	(7,512)	(8.3)
Total	$2,056,889	$1,850,147	$206,742	11.2%
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
Direct Costs. The increase in direct costs for the three months ended September 30, 2024, as compared to the prior year period, was primarily attributable to direct labor and materials costs from organic growth on existing programs. As a percentage of revenue, direct costs were 68.8% for the three months ended September 30, 2024 and 2023, respectively. Direct costs include direct labor, subcontractor costs, materials, and other direct costs.
Indirect Costs and Selling Expenses. As a percentage of revenue, indirect costs and selling expenses were 20.8% and 21.9% for the three months ended September 30, 2024 and 2023, respectively, driven by cost efficiencies across the Company. The increase in indirect costs and selling expenses for the three months ended September 30, 2024, as compared to the prior year periods, was primarily attributable to increased expenses due to a larger workforce, resulting in increased fringe benefits.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2024 was consistent with the prior year periods.
Interest Expense and Other, Net. The decrease in interest expense and other, net for the three months ended September 30, 2024, as compared to the prior year period, was primarily attributable to lower outstanding debt balances.
Income Tax Expense. The Company’s effective income tax rate was 22.9% and 23.0% for the three months ended September 30, 2024 and 2023, respectively. The effective tax rates for the three months ended September 30, 2024, and 2023 were reduced by research and development tax credits.

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
As of September 30, 2024, the Company had total backlog of $32.4 billion, compared with $26.7 billion a year ago, an increase of 21.3%. Funded backlog as of September 30, 2024 was $4.3 billion. The total backlog consists of remaining performance obligations (see Note 5) plus unexercised options.
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
The Company has a $3,200.0 million Credit Facility, which consists of a $1,975.0 million Revolving Facility and a $1,225.0 million Term Loan. The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. As of September 30, 2024, we had $710.0 million outstanding under the Revolving Facility and no borrowings on the swing line.
The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of September 30, 2024, $1,117.8 million was outstanding under the Term Loan.
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
To provide additional financial flexibility for the Company, in connection with the Azure Summit acquisition, the Company entered into a commitment letter (the “Commitment Letter”), dated September 10, 2024, with JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to which JPMorgan committed to provide the entire principal amount of a senior secured bridge loan facility in an aggregate principal amount of up to $750.0 million. As of September 30, 2024, no amounts were funded pursuant to the Commitment Letter. During the second quarter of fiscal 2025 the Company expects to complete a new senior secured Term Loan B facility in an aggregate principal amount of $750.0 million, which will effectively terminate the Commitment Letter. The Term Loan B is a seven-year facility under which principal payments are due in quarterly installments of $1.9 million from March 2025 until the balance is due in full at maturity in October 2031. The interest rates applicable to the Term Loan B facility are floating interest rates that, at the Company’s option, equal a base rate or a term SOFR rate plus an applicable margin.During fiscal 2023, a provision of the TCJA went into effect that eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to capitalize and amortize such costs over five years. This provision is expected to decrease fiscal 2025 cash flows from operations by $52.7 million. The future impact of this provision will depend on any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of future research and development expenses paid or incurred (among other factors).

A summary of the change in cash and cash equivalents is presented below (in thousands):

	Three Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$34,661	$70,088
Net cash used in investing activities	(11,727)	(12,364)
Net cash provided by (used in) financing activities	279,356	(45,561)
Effect of exchange rate changes on cash and cash equivalents	4,455	(2,393)
Net change in cash and cash equivalents	$306,745	$9,770
Net cash provided by operating activities decreased $35.4 million for the three months ended September 30, 2024, when compared to the three months ended September 30, 2023, primarily due to $75.1 million in net unfavorable changes in working capital driven by increased vendor disbursements, offset by lower days sales outstanding. These activities were partially offset by $39.7 million of higher earnings after adding back non-cash adjustments.
Net cash used in investing activities decreased by $0.6 million for the three months ended September 30, 2024, when compared to the three months ended September 30, 2023, primarily due to lower capital expenditures.
Net cash provided by financing activities increased $324.9 million for the three months ended September 30, 2024, when compared to the three months ended September 30, 2023, primarily as a result of a $187.3 million increase in net borrowings under our Credit Facility and a $137.1 million decrease in repurchases of our common stock.
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
Critical Accounting Policies
There have been no significant changes to the Company’s critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no material off-balance sheet financing arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the three months ended September 30, 2024 would have fluctuated by approximately $1.6 million.
Approximately 2.9% and 3.0% of our total revenues during the three months ended September 30, 2024, and 2023, respectively, were derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of September 30, 2024, we held a combination of euros and pounds sterling in the U.K. and the Netherlands equivalent to approximately $89.0 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at September 30, 2024.
The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2024.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Al Shimari, et al. v. L-3 Services, Inc. et al.
Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2024 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio. The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc. Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees.
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
Abbass, et al v. CACI Premier Technology, Inc. and CACI International Inc, Case No. 1:13CV1186-LMB/JFA (EDVA)
Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2024 for the most recently filed information concerning the suit filed in the United States District Court for the Eastern District of Virginia. The lawsuit names CACI International Inc and CACI Premier Technology, Inc. as Defendants. Plaintiffs seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.
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
On June 21, 2024, CACI filed a motion to lift the stay. Plaintiffs filed an opposition to that motion on June 26, 2024. On June 28, 2024, the District Court denied CACI's motion without prejudice. CACI subsequently filed a Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit, as well as a Petition for a Writ of Mandamus in the Court of Appeals, asking the Court of Appeals to issue an order requiring the District Court to lift the stay. The Court of Appeals denied the petition for a Writ of Mandamus, but subsequently issued a briefing schedule for CACI’s appeal.
Item 1A. Risk Factors
Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2024. There have been no material changes from the risk factors described in that report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2024	7,580	$427.66	7,580	797,292
August 2024	—	—	—	797,292
September 2024	—	—	—	797,292
Total	7,580	$427.66	7,580
__________________________________________________
(1) Number of shares determined based on the closing price of $504.56 as of September 30, 2024.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

2.1	Purchase and Sale Agreement by and among Azure Summit Technology, Inc. and CACI, Inc. - Federal dated September 10, 2024.		8-K	September 16, 2024	Exhibit 2.1

10.1	Commitment Letter dated September 10, 2024, by and among CACI International Inc, JPMorgan Chase Bank, N.A. and each of the lenders named therein.	X

31.1	Section 302 Certification John S. Mengucci	X

31.2	Section 302 Certification Jeffrey D. MacLauchlan	X

32.1	Section 906 Certification John S. Mengucci	X

32.2	Section 906 Certification Jeffrey D. MacLauchlan	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: October 24, 2024	By:	/s/ John S. Mengucci
John S. Mengucci President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 24, 2024	By:	/s/ Jeffrey D. MacLauchlan
Jeffrey D. MacLauchlan Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: October 24, 2024	By:	/s/ Eric F. Blazer
Eric F. Blazer Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)